Form 10-Q
period 1994-03-31
ADVANTA CORP
filed 1994-05-12
CIK 96638

Form 10Q
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

Commission File Number 0-14120

                            ADVANTA Corp.
       (Exact name of registrant as specified in its charter)

            Delaware                             23-1462070
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

Brandywine Corporate Center, 650 Naamans Rd., Claymont, DE   19703
(Address of Principal Executive Offices)              (Zip Code)

                           (302) 791-4400
        (Registrant's telephone number, including area code)

____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__        No ____

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ____     No ____

*  Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A                       Outstanding at May 2, 1994
Common Stock, $.01 par value                17,296,634 shares

         Class B                       Outstanding at May 2, 1994
Common Stock, $.01 par value                23,015,020 shares

                         Table of Contents


                                                                  Page
     Part I - Financial Information


     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets                 3
              Consolidated Condensed Income Statements              4
              Consolidated Statements of Cash Flows                 5
              Notes to Consolidated Condensed Financial
               Statements                                           6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of
               Operations                                          13

     Part II - Other Information                                   22

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in thousands)

                                            March 31,      December 31,
                                              1994            1993
ASSETS                                    (Unaudited)
Cash                                       $   29,227     $   31,162
Federal funds sold and interest-bearing
 deposits with banks                          214,040        234,196
Investments available for sale                344,582        308,026
Loan and lease receivables, net:
 Available for sale                           891,897        667,774
 Other loan and lease receivables, net        521,688        614,879
Total loan and lease receivables, net       1,413,585      1,282,653
Premises and equipment, net                    19,148         17,045
Amounts due from credit card
 securitizations                              119,542        117,764
Other assets                                  185,017        149,349

   Total assets                            $2,325,141     $2,140,195

LIABILITIES
Deposits                                   $1,144,399     $1,254,881
Debt and other borrowings                     732,970        473,699
Other liabilities                              83,369         68,874

   Total liabilities                        1,960,738      1,797,454

STOCKHOLDERS' EQUITY (See Notes 10 & 11)
Class A preferred stock, $1,000 par
 value: authorized, issued and
 outstanding -- 1,010 shares in 1994
 and 1993                                       1,010          1,010
Class B preferred stock, $.01 par
 value: authorized -- 1,000,000 shares
 in 1994 and 1993; none issued
Class A common stock, $.01 par value:
 authorized -- 30,000,000 shares;
 issued -- 17,274,289 shares in 1994
 and 17,240,064 in 1993                           173            172
Class B common stock, $.01 par value:
 authorized -- 30,000,000 shares;
 issued -- 22,934,955 in 1994 and
 22,603,088 in 1993                               229            226
Additional paid in capital, net               168,825        166,646
Retained earnings, net                        194,166        174,687

   Total stockholders' equity                 364,403        342,741

   Total liabilities and stockholders'
    equity                                 $2,325,141     $2,140,195

See Notes to Consolidated Condensed Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED INCOME STATEMENTS
                 (In thousands, except per share data)

                                   Three Months Ended
                                        March 31,
                                      (Unaudited)
                                    1994          1993
Interest income:
 Loans and leases                 $29,209       $29,913
 Investments                        6,026         6,079
Total interest income              35,235        35,992

Interest expense:
 Deposits                          12,435        13,355
 Other debt                         8,320         6,874
Total interest expense             20,755        20,229

Net interest income                14,480        15,763

Provision for credit
 losses                             6,829         7,181

Net interest income
 after provision for
 credit losses                      7,651         8,582

Noninterest revenues               79,780        57,051

Operating expenses                 48,365        40,008

Income before income
 taxes                             39,066        25,625

Provision for income
 taxes                             14,142         9,481

Net income                        $24,924       $16,144

Earnings per common share (A)     $   .61       $   .45

Weighted average common
 shares outstanding (A)            40,941        35,829

(A) All share and per share amounts have been adjusted to reflect the three-for-two stock split effective October 15, 1993. See Note 10 of Notes to Consolidated Condensed
    Financial Statements.

See Notes to Consolidated Condensed Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                                                   Three Months Ended
                                                        March 31,
                                                    1994         1993
OPERATING ACTIVITIES                                   (Unaudited)
Net income                                       $  24,924    $  16,144
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization of
   intangibles                                       1,628        1,151
  Provision for credit losses                        6,829        7,181
  Change in other assets and amounts due
   from credit card securitizations                  1,554        2,587
  Change in other liabilities                       17,015       17,611
  Gain on securitization of mortgages
   and leases                                       (7,715)      (5,020)
Net cash provided by operating activities           44,235       39,654

INVESTING ACTIVITIES
 Purchase of investments                          (426,185)     (96,884)
 Proceeds from sales of investments                358,015       50,642
 Proceeds from maturing investments                 26,815       23,294
 Change in fed funds sold and interest-
  bearing deposits                                  20,156      (77,596)
 Change in credit card receivables,
  excluding sales                                 (121,415)     (58,035)
 Proceeds from sales/securitizations of
  receivables                                      109,962      185,121
 Purchase of mortgage/lease portfolios             (18,897)      (2,251)
 Principal collected on mortgages/loans              3,215        3,800
 Mortgages/loans made to customers                (119,069)     (93,876)
 Change in premises and equipment                   (3,543)      (1,153)
 Excess of cash collections over income
  recognized on direct financing leases              6,920        2,988
 Equipment purchased for direct financing
  lease contracts                                  (29,950)     (19,131)
Net cash used by investing
 activities                                       (193,976)     (83,081)

FINANCING ACTIVITIES
 Increase in demand and savings
  deposits                                          22,742        7,825
 Proceeds from sales of time deposits              104,013      130,812
 Payments for maturing time deposits              (237,237)    (193,918)
 Change in repurchase agreements                   195,000            0
 Proceeds from issuance of subordinated debt        13,619       29,127
 Payments on redemption of subordinated debt       (16,874)     (31,117)
 Proceeds from issuance of notes payable to
  banks                                              2,300       31,359
 Proceeds from issuance of medium-term notes        75,013            0
 Repayment of notes payable to banks                (9,787)     (23,203)
 Proceeds from issuance of stock                     1,381       78,369
 Cash dividends paid                                (2,364)      (1,403)
Net cash provided by financing
 activities                                        147,806       27,851
Net decrease in cash                                (1,935)     (15,576)
Cash at beginning of period                         31,162       35,753
Cash at end of period                            $  29,227    $  20,177

                    ADVANTA CORP. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Dollars in thousands)

                            March 31, 1994

1) In the opinion of management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of ADVANTA Corp. and Subsidiaries as of March 31, 1994 and December 31, 1993, and the results of their operations and the statements of cash flows for the three month periods ended March 31, 1994 and 1993. The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with current year classifications.

2) Investments available for sale include securities that the Company sells from time to time to provide liquidity and in response to changes in the market. In 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement requires that debt and equity securities classified as available for sale be reported at market value. This statement is effective for fiscal years beginning after December 15, 1993, although a company may elect earlier adoption as of the end of a fiscal year for which annual statements have not been previously issued. The Company elected to adopt this statement as of December 31, 1993, and as such, these securities are recorded at market value. Unrealized holding gains and losses on these securities are reported as a separate component of stockholder's equity and included in retained earnings.

3) Loan and lease receivables available for sale represent receivables that the Company generally intends to sell or securitize within the next six months. These receivables are reported at the lower of book or fair market value.

4) Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:

                                           March 31,     December 31,
                                             1994           1993
     Gross loan and lease receivables     $1,405,070     $1,277,305

     Add: Deferred origination costs,
          net of deferred fees                42,689         36,575

     Less: Reserve for credit losses         (34,174)       (31,227)

     Loan and lease receivables, net      $1,413,585     $1,282,653

     Number of Accounts:
      Credit cards                           528,604        514,334
      Other loans and leases                   8,211          8,035
      Total                                  536,815        522,369

     Receivables and accounts serviced for others consisted of the following:
                                      March          December
                                       31,              31,
                                      1994             1993
        Receivables:
         Credit cards            $2,789,298       $2,790,719
         Mortgage loans           1,076,027        1,058,524
         Leases                     140,549          119,613
         Total                   $4,005,874       $3,968,856

        Number of Accounts:
         Credit cards             2,322,098        2,183,024
         Mortgage loans              23,588           23,925
         Leases                      30,167           27,566
         Total                    2,375,853        2,234,515

5) The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease as an adjustment to interest income. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements were $11.1 million and $6.0 million in the first quarters of 1994 and 1993, respectively. For credit card receivables, deferred origination costs have been amortized over 60 months.

   At the May 20, 1993 meeting of the Emerging Issues Task Force
   ("EITF") of the Financial Accounting Standards Board, the task force reached a consensus regarding the acquisition of individual credit card accounts from independent third parties (EITF Issue 93-1). The consensus was that credit card accounts acquired individually should be accounted for as originations under SFAS 91 and EITF
   Issue 92-5. Amounts paid to a third party to acquire individual credit card accounts should be deferred and netted against the related credit card fee, if any, and the net amount should be amortized on a straight line basis over the privilege period. If a significant fee is charged, the privilege period is the period that the fee entitles the cardholder to use the card. If there is no significant fee, the privilege period should be one year.

   In accordance with this consensus, direct origination costs incurred related to credit card originations initiated after the May 20, 1993 consensus date are deferred and amortized over 12 months. Costs incurred for originations which were initiated prior to May 20, 1993 will continue to be amortized over a 60 month period. Prior to the EITF Issue 93-1 consensus, it was the Company's practice to write off deferred origination costs related to credit card receivables that have been securitized. This practice had effectively written off credit card origination costs much more quickly than the 60 month period previously utilized. In connection with the prospective adoption of a 12 month amortization period for deferred credit card origination costs, the Company will no longer write off deferred origination costs related to credit card receivables being securitized, as under the EITF Issue 93-1 consensus such costs are not directly associated with the receivables.

   The Company records excess servicing income on credit card securitizations representing additional cash flow from the receivables initially sold based on the repayment term, including prepayments. Prior to the EITF Issue 93-1 consensus, net gains were not recorded at the time each transaction was completed as excess servicing income was offset by the write-off of deferred origination costs and the establishment of recourse reserves. Subsequent to the prospective adoption discussed above, excess servicing income has been recorded at a lower level at the time of each transaction, and is predominantly offset by the establishment of recourse reserves. The lower level of excess servicing income corresponds with the discontinuance of deferred origination cost write-offs upon securitization of receivables as discussed above. During the "revolving period" of each securitization, income is recorded based on additional cash flows from the new receivables which are sold to the securitization trust on a continual basis to replenish the investors' interest in trust receivables which have been repaid by the credit cardholders.

6) The following table shows the changes in the reserve for credit losses for the periods presented:

                                   Three Months Ended     Year Ended
                                        March 31,        December 31,
                                          1994              1993

     Balance, beginning of period       $31,227           $ 40,228

       Current provision                  6,829             29,802

       Transfer of reserves to
        recourse reserves                  (318)           (12,027)

       Transfer of recourse
        reserves to mortgage
        reserves                          2,264                  0

        Net charge-offs                  (5,828)           (26,776)

     Balance, end of period             $34,174           $ 31,227


7) At March 31, 1994 and December 31, 1993, the Company had $119.5 million and $117.8 million, respectively, of amounts due from credit card securitizations. These amounts include excess servicing, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established. A portion of these amounts are subject to liens held by the providers of credit enhancement facilities for the respective securitizations.

8) Selected Balance Sheet Information

     Other Assets
                                       March 31,     December 31,
                                         1994           1993
     Excess mortgage servicing rights  $ 62,894       $ 57,017
     Prepaid assets                      27,298         16,307
     Accrued interest receivable         26,665         25,735
     Deferred costs                       6,898          5,583
     Due from trustees - mortgage         5,735          6,040
     Goodwill                             5,565          5,648
     Trust receivable - leasing           4,090          2,584
     Other real estate owned              1,784          1,447
     Other                               44,088         28,988
     Total other assets                $185,017       $149,349


     Other Liabilities
                                            March 31,      December 31,
                                              1994            1993
     Current and deferred income taxes       $43,621         $37,844
     Accounts payable and accrued expenses    16,345          15,139
     Accrued interest payable                 14,409           8,387
     Other                                     8,994           7,504
     Total other liabilities                 $83,369         $68,874

9) Income tax expense for the three month period ended March 31, 1994 was at an effective tax rate of approximately 36.2%, compared to 37.0% for the comparable 1993 period. Effective January 1, 1993, the Company implemented the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") with no material effect on the financial statements. SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax bases of assets and liabilities given the provisions of the enacted tax laws. Prior to the implementation of SFAS 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11.

   Income tax expense consisted of the following components:

                                     Three Months Ended
                                          March 31,
                                      1994          1993
     Current:
      Federal                        $12,264       $4,059
      State                            2,272        1,718
     Total current                    14,536        5,777

     Deferred:
      Federal                         (1,019)       3,874
      State                              625         (170)
     Total deferred                     (394)       3,704

     Total tax expense               $14,142       $9,481

   The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                                       Three Months Ended
                                            March 31,
                                         1994       1993
     Statutory federal
      income tax                       $13,673     $8,713

     State income taxes                  1,884      1,022

     Other                              (1,415)      (254)

     Consolidated tax expense          $14,142     $9,481

   The net deferred tax liability is comprised of the following:

                                      March 31,    December 31,
                                        1994          1993

       Deferred taxes:

         Gross assets                 $ 25,882      $ 25,755

         Gross liabilities             (44,563)      (43,815)

       Total deferred taxes           $(18,681)     $(18,060)

   The Company did not record any valuation allowances against deferred tax assets at March 31, 1994 and December 31, 1993.

   The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                       March 31,   December 31,
                                         1994         1993
       SFAS 91                         $(15,435)     $(13,344)
       Loan losses                       23,117        23,631
       Mortgage banking income             (728)       (2,395)
       Securitization income            (25,889)      (25,817)
       Insurance underwriting            (2,258)       (2,258)
       Deferred compensation                942           592
       Other                              1,570         1,531

       Net deferred tax liabilities    $(18,681)     $(18,060)

10) On September 23, 1993, the Board of Directors approved a three-for two stock split effected in the form of a 50% stock dividend on both the Class A and Class B Common Stock to shareholders of record as of October 4, 1993, which dividend was paid on October 15, 1993. All share and per share amounts reflect the three-fortwo stock split as a result of the stock dividend. Earnings per share for the three month period ended March 31, 1993 have been adjusted to reflect the impact of this dividend, as if it had already occurred at the beginning of the period.

11) On March 24, 1993, in a public offering, the Company sold 2,575,000 shares (pre-split) of Class B Common Stock. Proceeds from the offering, net of the underwriting discount, were $77.5 million. On April 21, 1993, the underwriters of the offering purchased an additional 450,000 shares (pre-split) of Class B Common Stock, pursuant to the overallotment option granted to them by the Company. This brought the Company's total proceeds of the offering, net of related expenses, to approximately $90 million. The Company used the proceeds of the offering for general corporate purposes, including to finance the growth of its subsidiaries.

12) In 1991, the Company adopted the Advanta Management Incentive Plan with Stock Election II ("AMIPWISE II"), and approved a substantially similar plan in 1993 ("AMIPWISE III"). In 1992, the Company implemented a plan similar to AMIPWISE II, for key employees below the senior management level. Under these stockbased bonus programs, certain employees have received awards in the form of restricted shares of common stock which are subject to forfeiture should the employee terminate employment with the Company prior to vesting.
    The shares become unrestricted over time if certain performance criteria are met. At March 31, 1994, a total of 1,264,210 shares issued under these plans and under the predecessor plan to AMIPWISE II were subject to restriction and were included in the number of shares outstanding. These shares are considered common stock equivalents in the calculation of earnings per common share.

    In January 1994, the Company hired a new senior executive and agreed to the following compensation arrangement. In addition to a base salary, the executive received 200,000 restricted shares of Class B common stock and an option to purchase 100,000 shares of Class B common stock at $27.75 per share. The restricted shares, which as of the date of the grant had a market value of $5.6 million, will vest at the rate of 25% per annum for four years, and the options will become exercisable at the same rate. Should the executive leave the Company's employ before four years have passed, these benefits will vest upon the departure, except in certain limited circumstances. The executive is also to receive a guaranteed one-time bonus of $525, other annual benefits and perquisites estimated at $250, and will also be eligible to receive annual bonuses under AMIPWISE II and AMIPWISE III.

    Deferred compensation of $16.9 million and $11.0 million related to these plans is reflected as a reduction of equity at March 31, 1994 and December 31, 1993, respectively.

13) The following table shows the calculation of earnings per common share reflecting the effect of the three-for-two stock split described above:

                                           Three Months Ended
                                                March 31,
                                            1994         1993
      Net income                           $24,924     $16,144
      less: preferred dividends               (141)       (141)

      Net income available to
       common shares                       $24,783     $16,003

      Average common stock
       outstanding                          38,650      33,407
      Common stock equivalents               2,291       2,422

      Weighted average
       shares outstanding
       (in thousands)                       40,941      35,829

      Earnings per common share            $   .61     $   .45

                   ADVANTA CORP. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Net income for the three months ended March 31, 1994 was $24.9 million, a 54% increase from the $16.1 million reported for the first quarter of 1993. Earnings per share in the first quarter of 1994 were $.61, a 36% increase from $.45 for the same period last year. Earnings per share for the first quarter of 1993 have been adjusted to reflect an effective three-for-two stock split as a result of the October 15, 1993 stock dividend.

Earnings increased in the first quarter of 1994 primarily as a result of a 42% increase in average managed receivables, continued improvement in credit quality with the total managed charge-off rate decreasing to 2.5% in the first quarter of 1994 from 3.2% in the first quarter of 1993, and controlled growth in operating expenses. The Company continues to securitize a majority of the growth in its receivables and report the performance of the securitized receivables as noninterest revenues. Consequently, the 42% increase in average managed receivables resulted in a $22.7 million, or 40% rise in noninterest revenues to $79.8 million in 1994, from $57.1 million in 1993. As a result of improved credit quality, the provision for credit losses in the first quarter of 1994 fell to $6.8 million from $7.2 million in the first quarter of 1993. Disciplined cost management resulted in operating expenses increasing only 21%, while average managed receivables grew 42% and the operating expense ratio decreased to 3.7% of average managed receivables in the first quarter of 1994, compared to 4.3% in the first quarter of 1993.

NET INTEREST INCOME
Net interest income for the first quarter of 1994 decreased to $14.5 million from $15.8 million for the same period of 1993. This decrease was due to an increase in the amortization of deferred origination costs due to the change in the policy and amortization period for these costs (see Note 5). Also affecting net interest income was a drop in the owned net interest margin to 4.31% from 4.43% for the first quarter of 1993, offset by an increase in average interest earning assets of $385 million. The Company is executing a strategy to market a "risk-adjusted" credit card product in which credit cards are issued with lower rates to customers whose credit quality is expected to result in a lower rate of credit losses (the "risk-adjusted" pricing strategy). This strategy resulted in a drop in credit card yields thereby lowering the owned net interest margin.

The following table provides an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three month periods ended March 31, 1994 and 1993. Average owned loan and lease receivables and the related interest revenues exclude deferred origination costs and deferred fees and the amortization thereof (see Notes to Consolidated Condensed Financial Statements) and include certain loan fees.

  INTEREST RATE ANALYSIS
                                                  Three Months Ended March 31,
                                            1994                                  1993
                               Average                  Yield/      Average                     Yield/
                               Balance (1)   Interest    Rate       Balance (1)     Interest     Rate
  On-balance sheet
  Credit cards              $1,131,473       $ 30,204   10.68%      $  719,950      $ 23,003   12.78%
  Mortgage loans               118,962          2,811    9.58          208,502         5,442   10.59
  Leases                        46,011          1,744   15.16           53,388         2,392   17.92
  Other loans                    3,642             67    7.46            1,747            41    9.52
  Gross receivables          1,300,088         34,826   10.73          983,587        30,878   12.59
  Investments (2)              583,837          6,449    4.44          515,193         6,096    4.75
  Total interest earning
   assets                   $1,883,925       $ 41,275    8.78%      $1,498,780      $ 36,974    9.90%

  Interest-bearing
   liabilities              $1,748,448       $ 20,755    4.78%      $1,463,762      $ 20,229    5.59%

  Net interest spread                                    4.00%                                  4.31%
  Net interest margin                                    4.31%                                  4.43%

  Off-balance sheet
  Credit cards              $2,790,233                              $1,883,695
  Mortgage loans             1,041,319                                 745,026
  Leases                       123,278                                  83,798
  Total average
   securitized receivables  $3,954,830                              $2,712,519
  Total average managed
   receivables              $5,254,918                              $3,696,106

  Managed Net Interest
  Analysis (3):
  Interest earning assets   $4,674,158       $141,437   12.11%      $3,382,475      $111,006   13.14%
  Interest-bearing
   liabilities              $4,538,681       $ 54,985    4.86%      $3,347,457      $ 45,353    5.45%

    Net interest spread                                  7.25%                                  7.69%
    Net interest margin                                  7.38%                                  7.74%

  (1) Includes assets held and available for sale and nonaccrual loans and leases.
  (2) Interest and average rate for tax-free securities computed on a tax equivalent basis using a statutory rate of 35%.
  (3) Combination of owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

The effects of the amortization of deferred origination costs, deferred fees and tax equivalent interest on net interest income were as follows:

                                        Three Months Ended
                                             March 31,
                                        1994           1993
  Net interest income before
   amortization of deferred
   origination costs and fees
   and including tax
   equivalent interest                 $20,520      $16,745
  Amortization of deferred
   origination costs, net of
   deferred fees                        (5,611)        (965)
  Tax equivalent interest                 (429)         (17)

  Net interest income                  $14,480      $15,763


PROVISION FOR CREDIT LOSSES

The provision for credit losses for the first quarter of 1994 was $6.8 million compared to $7.2 million for the comparable period of 1993. This decrease is attributable, in part, to lower charge-offs on owned receivables, which on a consolidated basis were 1.8% of average receivables for the first three months of 1994 versus 3.2% a year ago. The owned impaired asset level was $28.6 million or 2.0% of receivables at March 31, 1994 compared to $26.3 million or 2.7% of receivables a year ago. In the first quarter of 1994, the Company initiated a program for repurchasing nonperforming mortgage loans from the securitization trusts, in order to lower net funding costs on these managed assets. The Company repurchased $10 million of such mortgages in the first quarter of 1994 and transferred $2.9 million of off-balance sheet recourse reserves to on-balance sheet reserves as a result of this transaction.
This repurchase increased the owned impaired asset level while having no impact on the level of managed impaired assets nor the provision for credit losses. Due to the marked improvement in owned credit card charge-offs, which dropped to 1.8% of average gross receivables at March 31, 1994 from 4.1% a year ago, the first quarter 1994 provision was added primarily to the general reserve. The general reserve is established to further strengthen the balance sheet and to provide for additional needs that may arise in the future. At March 31, 1994, the general reserve was $5.7 million. (See also Asset Quality below).

ASSET QUALITY

The reserve for credit losses is maintained for on-balance sheet receivables. The reserve is intended to cover credit losses inherent in the owned loan portfolio. With regard to securitized assets, anticipated losses and related recourse reserves are reflected in the calculations of securitization income, amounts due from credit card securitizations and other assets. Recourse reserves are intended to cover all probable credit losses over the life of the receivables securitized.

The reserve for credit losses on a consolidated owned basis was $34.2 million or 2.4% of receivables at March 31, 1994 compared to $31.2 million or 2.4% of receivables at December 31, 1993 and $39.0 million or 4.0% of receivables at March 31, 1993. Due to the increase in the proportion of owned impaired mortgages, which have a lower level of reserve coverage, the consolidated coverage of impaired assets dropped to 119.7% at March 31, 1994 from 138.6% at year end 1993 and 148.5% at March 31, 1993.

On the total managed portfolio, impaired assets were $96.7 million or 1.8% of receivables at March 31, 1994, $95.1 million or 1.8% of receivables at December 31, 1993 and $92.4 million or 2.4% of receivables at March 31, 1993. A key credit quality statistic, the 30+ day delinquency rate on managed credit cards, dropped to 2.3% at March 31, 1994 from 3.5% a year ago and is at its lowest level in four years. The Company believes that charge-offs on mortgages will remain at approximately the current levels throughout 1994.

On the total owned portfolio, impaired assets were $28.6 million or 2.0% of receivables at March 31, 1994, compared to $22.5 million or 1.8% of receivables and $26.3 million or 2.7% of receivables at December 31, 1993 and March 31, 1993, respectively.

The total managed charge-off rate for the first three months of 1994 was 2.5%, down from 2.9% for the full year of 1993 and 3.2% for the first three months of 1993. The charge-off rate on managed credit cards was 2.7% for the first three months of 1994, down from 3.5% for the full year 1993 and 4.1% for the comparable 1993 period.

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.

                                           March    December    March
                                             31,       31,        31,
CONSOLIDATED - MANAGED                      1994       1993      1993
 Nonperforming assets                     $ 65,742  $ 63,589  $ 60,550
 Accruing loans past due 90 days or more    30,908    31,514    31,816
 Impaired assets                            96,650    95,103    92,366
 Total loans 30 days or more delinquent    176,206   186,297   177,265
 As a percentage of gross receivables:
  Nonperforming assets                         1.2%      1.2%      1.6%
  Accruing loans past due 90 days or more       .6        .6        .8
  Impaired assets                              1.8       1.8       2.4
  Total loans 30 days or more delinquent       3.3       3.6       4.7
 Net charge-offs:
  Amount                                  $ 32,624  $122,715  $ 29,720
  As a percentage of average gross
   receivables(annualized)                     2.5%      2.9%      3.2%

CREDIT CARDS - MANAGED
 Nonperforming assets                     $ 12,983  $ 10,881  $  8,136
 Accruing loans past due 90 days or more    30,905    31,489    31,781
 Impaired assets                            43,888    42,370    39,917
 Total loans 30 days or more delinquent     91,723    94,035    92,657
 As a percentage of gross receivables:
  Nonperforming assets                          .3%       .3%      .3%
  Accruing loans past due 90 days or more       .8        .8      1.2
  Impaired assets                              1.1       1.1      1.5
  Total loans 30 days or more delinquent       2.3       2.4      3.5
 Net charge-offs:
  Amount                                  $ 26,858  $105,966  $ 27,009
  As a percentage of average gross
   receivables(annualized)                     2.7%      3.5%      4.1%

MORTGAGE LOANS - MANAGED
 Nonperforming assets                     $ 50,689  $ 50,418  $ 49,776
 Total loans 30 days or more delinquent     69,639    75,747    71,028
 As a percentage of gross receivables:
  Nonperforming assets                         4.3%      4.4%      5.1%
  Total loans 30 days or more delinquent       5.9       6.6       7.2
 Net charge-offs:
  Amount (1)                              $  4,964  $ 13,991  $  2,166
  As a percentage of average gross
   receivables(annualized) (1)                 1.7%      1.3%       .9%

LEASES - MANAGED
 Nonperforming assets                     $  2,070  $  2,290  $  2,620
 Total loans 30 days or more delinquent     14,776    16,476    13,477
 As a percentage of receivables:
  Nonperforming assets                         1.1%      1.3%      1.9%
  Total loans 30 days or more delinquent       7.9       9.7       9.9
 Net charge-offs:
  Amount                                  $    804  $  2,759  $    572
  As a percentage of average receivables
   (annualized)                                1.9%      1.9%      1.7%

(1) Restated, where necessary, to exclude interest advances on the serviced portfolio to be consistent with presentation of owned portfolio.

                                              March     December   March
                                               31,         31,        31,
CONSOLIDATED - OWNED                          1994        1993       1993
 Reserve for credit losses                   $34,174   $31,227    $39,017
 Nonperforming assets                         19,808    11,487     13,795
 Accruing loans past due 90 days or more       8,749    11,038     12,487
 Impaired assets                              28,557    22,525     26,282
 Reserve as a percentage of impaired assets    119.7%    138.6%     148.5%
 As a percentage of gross receivables:
  Reserve                                        2.4%      2.4%       4.0%
  Nonperforming assets                           1.4        .9        1.4
  Accruing loans past due 90 days or more         .6        .9        1.3
  Impaired assets                                2.0       1.8        2.7
 Net charge-offs:
  Amount                                     $ 5,828   $26,776    $ 7,989
  As a percentage of average gross
   receivables(annualized)                       1.8%      2.4%       3.2%

CREDIT CARDS - OWNED
 Reserve for credit losses                   $21,986   $25,859    $28,570
 Nonperforming assets                          3,078     3,062      2,523
 Accruing loans past due 90 days or more       8,746    11,013     12,452
 Impaired assets                              11,824    14,075     14,975
 Reserve as a percentage of impaired assets    185.9%    183.7%     190.8%
 As a percentage of gross receivables:
  Reserve                                        1.8%      2.3%       3.6%
  Nonperforming assets                            .2        .3         .3
  Accruing loans past due 90 days or more         .7       1.0        1.6
  Impaired assets                                1.0       1.2        1.9
 Net charge-offs:
  Amount                                     $ 5,108   $23,623    $ 7,319
  As a percentage of average gross
   receivables(annualized)                       1.8%      2.6%       4.1%

MORTGAGE LOANS - OWNED (1)
 Reserve for credit losses                   $ 4,914   $ 2,706    $ 3,046
 Nonperforming assets                         15,896     7,090      9,762
 Reserve as a percentage of impaired assets     30.9%     38.2%      31.2%
 As a percentage of gross receivables:
  Reserve                                        4.4%      3.0%       2.4%
  Nonperforming assets                          14.1       7.8        7.8
 Net charge-offs:
  Amount                                     $   476   $ 2,207    $   461
  As a percentage of average gross
   receivables(annualized)                       1.6%      1.4%        .9%

LEASES - OWNED
 Reserve for credit losses                   $ 1,536   $ 1,826    $ 1,284
 Nonperforming assets                            834     1,335      1,492
 Reserve as a percentage of impaired assets    184.2%    136.8%      86.1%
 As a percentage of receivables:
  Reserve                                        3.2%      3.6%       2.3%
  Nonperforming assets                           1.8       2.6        2.7
 Net charge-offs:
  Amount                                     $   246   $   947    $   236
  As a percentage of average receivables
   (annualized)                                  2.1%      1.6%       1.8%

(1) Beginning March 1994, the Company initiated a program for repurchasing nonperforming assets from the securitized portfolios (see "Provision for Credit Losses").

NONINTEREST REVENUES

                                         Three Months Ended
                                               March 31,
                                           1994       1993
   Credit card securitization
    income                              $45,224    $29,455
   Credit card servicing
    income                               13,800      9,293
   Income from mortgage
    banking activities                    8,205      8,385
   Leasing revenues, net                  4,593      1,346
   Other credit card revenues             3,248      2,297
   Insurance revenues, net                2,910      2,083
   Credit card interchange
    income                                1,456      2,822
   Other                                    344      1,370
   Total noninterest revenues           $79,780    $57,051


For the first quarter of 1994, noninterest revenues increased 40% to $79.8 million from $57.1 million for the same period of 1993. Securitization income increased $15.8 million or 54% as average securitized credit card receivables grew 48% from the comparable quarter of 1993 and interchange income paid to the credit card trusts (included in securitization income) also increased. Securitization income as an annualized percentage of average securitized credit card receivables was 6.5% for the first quarter of 1994 versus 6.3% for the first quarter of 1993. Credit card servicing income increased $4.5 million due to higher securitized balances. Leasing revenues, net, increased $3.2 million as average securitized lease receivables grew 47% from the comparable quarter of 1993. Credit card interchange income represents approximately 1.4% of credit card purchases less amounts paid to the securitization trusts, which amounts range from 1% to 2% of securitized balances and are included in credit card securitization income. Interchange income decreased $1.4 million due to a higher level of interchange fees being included in credit card securitization income, as well as an increase in the volume of balance transfer activity which yields no interchange income. Other income declined $1.0 million primarily due to $.9 million of securities gains included in the first quarter of 1993.

OPERATING EXPENSES

                                         Three Months Ended
                                              March 31,
                                          1994          1993
   Salaries and employee
    benefits                            $20,563       $14,399
   Marketing                              6,384         4,391
   External processing                    4,657         3,586
   Credit card fraud losses               3,507         3,305
   Postage                                2,701         2,258
   Equipment expense                      2,055         1,376
   Telephone expense                      1,793         1,170
   Occupancy expense                      1,787         1,524
   Professional fees                      1,752         2,696
   Credit and collection expense          1,666         1,676
   Other                                  1,500         3,627
   Total operating expenses             $48,365       $40,008

Operating expenses of $48.4 million for the three months ended March 31, 1994 increased 21% from $40.0 million for the same period of 1993, driven by a 42% growth in average managed receivables. Operating expenses as a percentage of average managed receivables were 3.7% for the first three months of 1994, down from 4.3% for the comparable 1993 period. The increase in operating expenses is attributable, in part, to a 21% increase in the number of employees from 1,371 at March 31, 1993 to 1,659 at March 31, 1994 to effectively service the current and anticipated account growth. Marketing, postage and telephone expense increased as the Company promoted its financial products as well as enhanced its general public visibility. The increase in external processing is also consistent with the increase in the number of credit card accounts managed.


LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, both long- and short-term, through active management of both assets and liabilities. During the first three months of 1994, the Company, through its subsidiaries, securitized $105 million of mortgage loans and $27 million of equipment lease receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down deposits and to fund future credit card, mortgage and lease receivable growth. At March 31, 1994, the Company had approximately $892 million of loan and lease receivables and $345 million of investments available for sale which could be sold to generate additional liquidity.

During 1993, the debt securities of ADVANTA Corp. achieved investment-grade ratings from the nationally recognized rating agencies. These ratings have allowed the Company to further diversify its funding sources. As a result, in March 1994, the Company obtained a revolving credit facility totaling $245 million from a consortium of banks. In November 1993, the Company filed a shelf registration statement with the Securities and Exchange Commission for $1 billion of debt securities, and subsequently sold $150 million of three-year notes in the fourth quarter of 1993 and has sold
$90 million of medium-term notes under this registration statement through the first quarter of 1994. The Company anticipates selling up to an additional $410 million of medium-term notes as needed.

Subsequent to quarter-end, the Company, through its subsidiary, Colonial National Bank USA, reached an agreement to sell certain credit card customer relationships which currently represent approximately $150 million of securitized credit card receivables (less than 4% of the Company's managed credit card receivables as of March 31, 1994). The receivables will continue to be serviced by Colonial National until the securitization trust terminates. The Company anticipates this will occur in the second quarter of 1995.

Due to the Company's continuing success in marketing credit cards, the Company anticipates accelerating its marketing expenditures through 1994, in order to sustain the rapid growth in managed credit card receivables. While there can be no assurance that this strategy will in fact result in continued rapid receivable growth, the Company believes that, in light of current market conditions, the Company's credit card offers will continue to appeal to consumers and will thus enable the Company to continue to increase its share of the domestic bank credit card market.

ASSET/LIABILITY MANAGEMENT
The Company attempts to minimize the impact of market interest rate fluctuations on net interest income and net income by regularly evaluating the risk inherent in its asset and liability structure, including securitized assets. The risk arises from continuous changes in the Company's asset/liability mix, market interest rates, the yield curve, prepayment trends, and the timing of cash flows. Computer simulations are used to evaluate net interest income volatility under varying rate, spread and volume assumptions over monthly time periods of up to two years.

In managing its rate sensitivity position, the Company periodically securitizes, sells and purchases assets, alters the mix and term structure of its retail and institutional funding base, and complements its basic business activities by changing the investment portfolio and short-term asset positions. The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the pricing dynamics of the underlying receivables sold to the trusts. Although credit card receivables are priced at a spread over the prime rate, they generally contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In instances when a significant portion of credit card receivables are at their floors, the Company may convert part of the underlying funding to a fixed rate by using interest rate hedges, swaps and fixed rate securitizations. In pricing mortgage and lease securitizations, primarily fixed rate funding is used as nearly all of the receivables sold to investors carry a fixed rate.

Interest rate fluctuations affect net interest income at virtually all financial institutions. While interest rate volatility does have an effect on net interest income, other factors also contribute significantly to changes in net interest income. Specifically, within the credit card portfolio, pricing decisions and customer behavior regarding convenience usage impact the yield on the portfolio. These factors may counteract or exacerbate income changes due to fluctuating interest rates. The Company closely monitors interest rate movements, competitor pricing and consumer behavioral changes in its ongoing analysis of net interest income sensitivity.

                        PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security holders.

        At the Company's Annual Meeting of Stockholders held on May 5, 1994, the following nominees for reelection as directors of the Company were elected by the votes indicated below:

              Director            Votes For        Votes Withheld

         Richard A. Greenawalt    15,045,098           22,155
         Alex W. "Pete" Hart      15,045,146           22,107
         Warren Kantor            15,048,498           18,755
         Ronald J. Naples         15,046,533           20,720

        In addition, at the Annual Meeting the stockholders approved the proposal to amend the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 60,000,000 to 400,000,000, consisting of 200,000,000 shares of Class A
     Common Stock and 200,000,000 shares of Class B Common Stock by the following vote: votes for - 11,930,592; votes against - 3,077,060; and abstentions and broker non-votes - 59,601.

     Item 6. Exhibits and Reports on Form 8-K.

        (a)  No exhibits are being filed with this Report.

        (b) A report on Form 8-K, dated April 19, 1994, was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ended March 31, 1994.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             ADVANTA Corp.

                                             (Registrant)

     May 12, 1994                     By   /s/Dennis Alter
                                           Chairman of the Board and
                                           Chief Executive Officer

     May 12, 1994                     By  /s/Richard Greenawalt
                                          President and Chief Operating
                                          Officer

     May 12, 1994                     By  /s/David Wesselink
                                          Senior Vice President and
                                          Chief Financial Officer

     May 12, 1994                     By  /s/John J. Calamari
                                          Vice President, Finance and
                                          Principal Accounting Officer

                               EXHIBIT INDEX

    Exhibit                       Description

        2                          Inapplicable.

        4                          Inapplicable.

       10                          Inapplicable.

       11                          Inapplicable.

       15                          Inapplicable.

       18                          Inapplicable.

       19                          Inapplicable

       22                          Inapplicable.

       23                          Inapplicable.

       24                          Inapplicable.

       27                          Inapplicable.

       99                          Inapplicable.