Form 10-Q
period 1994-06-30
ADVANTA CORP
filed 1994-08-11
CIK 96638

Form 10Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994 or

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

Yes   X        No ____

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes            No ____

*  Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A                      Outstanding at August 1, 1994
Common Stock, $.01 par value                17,347,018 shares

         Class B                      Outstanding at August 1, 1994
Common Stock, $.01 par value                23,109,277 shares

                           Table of Contents


                                                          Page

     Part I - Financial Information


     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets         3
              Consolidated Condensed Income Statements      4
              Consolidated Statements of Cash Flows         5
              Notes to Consolidated Condensed Financial
               Statements                                   6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                   14

     Part II - Other Information                           26

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in thousands)

                                            June 30,       December 31,
                                              1994            1993
ASSETS                                     (Unaudited)
Cash                                       $   30,803       $   31,162
Federal funds sold and interest-bearing
 deposits with banks                          220,228          234,196
Investments available for sale                297,132          308,026
Loan and lease receivables, net:
 Available for sale                           966,779          667,774
 Other loan and lease receivables, net        360,931          614,879
Total loan and lease receivables, net       1,327,710        1,282,653
Premises and equipment, net                    21,380           17,045
Amounts due from credit card
 securitizations                              119,382          117,764
Other assets                                  175,207          149,349

   Total assets                            $2,191,842       $2,140,195

LIABILITIES
Deposits                                   $1,041,005       $1,254,881
Debt and other borrowings                     670,592          473,699
Other liabilities                              91,027           68,874

   Total liabilities                        1,802,624        1,797,454

STOCKHOLDERS' EQUITY (See Notes 10 & 11)
Class A preferred stock, $1,000 par
 value: authorized, issued and
 outstanding -- 1,010 shares in 1994
 and 1993                                       1,010            1,010
Class B preferred stock, $.01 par
 value: authorized -- 1,000,000 shares
 in 1994 and 1993; none issued
Class A common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 17,344,568 shares in 1994
 and 17,240,064 in 1993                           173              172
Class B common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 23,100,209 in 1994 and
 22,603,088 in 1993                               231              226
Additional paid in capital, net               172,588          166,646
Retained earnings, net                        215,838          174,687
Less: Treasury stock at cost, 63,396
 Class B common shares in 1994                   (622)               0

   Total stockholders' equity                 389,218          342,741

   Total liabilities and stockholders'
    equity                                 $2,191,842       $2,140,195

See Notes to Consolidated Condensed Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED INCOME STATEMENTS
                 (In thousands, except per share data)


                               Three Months Ended     Six Months Ended
                                     June 30,             June 30,
                                   (Unaudited)           (Unaudited)
                                1994         1993     1994       1993
Interest income:
 Loans and leases              $ 23,123   $31,662    $ 52,332  $ 61,575
 Investments                      7,020     6,715      13,046    12,794
Total interest income            30,143    38,377      65,378    74,369

Interest expense:
 Deposits                        11,485    13,381      23,920    26,736
 Other debt                      10,095     6,284      18,415    13,158
Total interest expense           21,580    19,665      42,335    39,894

Net interest income               8,563    18,712      23,043    34,475

Provision for credit losses      15,434     6,364      22,263    13,545

Net interest income after
 provision for credit losses     (6,871)   12,348         780    20,930

Noninterest revenues:
 Gain on sale of credit cards    18,352         0      18,352         0
 Other noninterest revenues      89,154    58,338     168,934   115,389
Total noninterest revenues      107,506    58,338     187,286   115,389

Operating expenses               60,022    41,651     108,387    81,658

Income before income taxes       40,613    29,035      79,679    54,661

Provision for income taxes       14,856    10,564      28,998    20,046

Net income before
 extraordinary item              25,757    18,471      50,681    34,615

Extraordinary item, net
 (See Note 12)                        0    (1,273)          0    (1,273)

Net income                     $ 25,757   $17,198    $ 50,681  $ 33,342

Earnings per common share
 before extraordinary item (A) $    .63   $   .46    $   1.23  $    .90

Earnings per common share (A)  $    .63   $   .43    $   1.23  $    .87

Weighted average common
 shares outstanding (A)          41,173    40,299      40,957    38,165

(A) All share and per share amounts have been adjusted to reflect the three-for-two stock split effective October
    15, 1993.  See Note 10 of Notes to Consolidated
    Condensed Financial Statements.

See Notes to Consolidated Condensed Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                                                  Six Months Ended
                                                       June 30,
                                                  1994         1993
OPERATING ACTIVITIES                                 (Unaudited)
Net income                                   $    50,681   $  33,342
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Proceeds from sales/securitizations of
   receivables                                   865,458     479,962
  Purchase of mortgage/lease portfolios          (57,294)    (46,493)
  Principal collected on mortgages                11,206      12,218
  Mortgages made to customers                   (246,489)   (221,440)
  Depreciation and amortization of intangibles     3,605       2,271
  Provision for credit losses                     22,263      13,545
  Change in other assets and amounts due
   from credit card securitizations                4,772       9,589
  Change in other liabilities                     27,039      11,336
  Gain on securitization of mortgages
   and leases                                    (14,046)    (10,041)
  Loss on repurchase of senior subordinated
   debentures                                          0       1,928
Net cash provided by operating activities        667,195     286,217

INVESTING ACTIVITIES
 Purchase of investments                      (1,168,013)   (509,702)
 Proceeds from sales of investments              503,866     294,589
 Proceeds from maturing investments              667,516      61,145
 Change in fed funds sold and interest-
  bearing deposits                                13,968      70,746
 Change in credit card receivables,
  excluding sales                               (597,337)   (415,278)
 Change in premises and equipment                 (7,563)     (2,902)
 Excess of cash collections over income
  recognized on direct financing leases            9,271       8,597
 Equipment purchased for direct financing
  lease contracts                                (70,606)    (40,538)
 Net change in other loans                          (108)        103
Net cash used by investing activities           (649,006)   (533,240)

FINANCING ACTIVITIES
 Increase in demand and savings deposits         113,617      20,251
 Proceeds from sales of time deposits            139,533     353,792
 Payments for maturing time deposits            (467,026)   (336,686)
 Change in repurchase agreements                 140,000     166,398
 Proceeds from issuance of subordinated debt      15,919      46,324
 Payments on redemption of subordinated debt     (26,565)    (59,173)
 Redemption of senior subordinated debentures          0     (36,404)
 Proceeds from issuance of notes payable to
  banks                                            2,300      54,204
 Repayment of notes payable to banks              (9,787)    (66,318)
 Proceeds from issuance of medium term notes      75,026           0
 Proceeds from issuance of stock                   3,051      92,198
 Cash dividends paid                              (4,616)     (3,233)
Net cash (used)/provided by financing
 activities                                      (18,548)    231,353
Net decrease in cash                                (359)    (15,670)
Cash at beginning of period                       31,162      35,753
Cash at end of period                         $   30,803   $  20,083

                    ADVANTA CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Dollars in thousands)

                             June 30, 1994

1) In the opinion of management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Advanta Corp. and Subsidiaries as of June 30, 1994 and December 31, 1993, and the results of their operations and the statements of cash flows for the three and six month periods ended June 30, 1994 and 1993. The results of operations for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with current year classifications.

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

4) Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:

                                            June 30,     December 31,
                                             1994           1993
     Gross loan and lease receivables     $1,329,740     $1,277,305

     Add: Deferred origination costs,
          net of deferred fees                48,192         36,575

     Less: Reserve for credit losses         (50,222)       (31,227)

     Loan and lease receivables, net      $1,327,710     $1,282,653

     Number of Accounts:
      Credit cards                           433,019        514,334
      Other loans and leases                  10,668          8,035
      Total                                  443,687        522,369

     Receivables and accounts serviced for others consisted of the following:
                                  June 30,       December 31,
                                   1994             1993
        Receivables:
         Credit cards            $3,344,024       $2,790,719
         Mortgage loans           1,115,265        1,058,524
         Leases                     144,092          119,613
         Total                   $4,603,381       $3,968,856

        Number of Accounts:
         Credit cards             2,664,901        2,183,024
         Mortgage loans              23,470           23,925
         Leases                      31,181           27,566
         Total                    2,719,552        2,234,515


5) The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease as an adjustment to interest income. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements were $25.4 million and $16.3 million in the first six months of 1994 and 1993, respectively. For credit card receivables, deferred origination costs have been amortized over 60 months.

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

6) The following table shows the changes in the reserve for credit losses for the periods presented:

                                   Six Months Ended      Year Ended
                                       June 30,         December 31,
                                         1994               1993

     Balance, beginning of period      $ 31,227           $ 40,228

       Current provision                 22,263             29,802

       Transfer of reserves to
        recourse reserves                     0            (12,027)

       Transfer of recourse
        reserves to mortgage
        reserves                         11,335                  0

       Net charge-offs                  (14,603)           (26,776)

     Balance, end of period            $ 50,222           $ 31,227


7) At June 30, 1994 and December 31, 1993, the Company had $119.4 million and $117.8 million, respectively, of amounts due from credit card securitizations. These amounts include excess servicing, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established. A portion of these amounts are subject to liens held by the providers of credit enhancement facilities for the respective securitizations.

8) Selected Balance Sheet Information

      Other Assets
                                             June 30,        December 31,
                                               1994             1993
      Excess mortgage servicing rights       $ 73,981         $ 57,017
      Accrued interest receivable              29,148           25,735
      Prepaid assets                           24,551           16,307
      Deferred costs                            6,790            5,583
      Due from trustees - mortgage              6,041            6,040
      Goodwill                                  5,483            5,648
      Excess servicing - leasing                4,278            1,287
      Other real estate owned                   2,907            1,447
      Due from trustees - leasing               1,744            1,297
      Other                                    20,284           28,988
      Total other assets                     $175,207         $149,349


      Other Liabilities
                                              June 30,       December 31,
                                                1994            1993
      Current and deferred income taxes       $30,350          $37,844
      Accounts payable and accrued expenses    25,545           15,139
      Accrued interest payable                 16,604            8,387
      Other                                    18,528            7,504
      Total other liabilities                 $91,027          $68,874


9) Income tax expense for the three and six month periods ended June 30, 1994 was at an effective tax rate of approximately 36.4%, compared to 36.7% for the comparable 1993 period. Effective January 1, 1993, the Company implemented the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") with no material effect on the financial statements. SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax bases of assets and liabilities given the provisions of the enacted tax laws. Prior to the implementation of SFAS 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11.

   Income tax expense consisted of the following components:

                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                               1994       1993         1994       1993
     Current:
      Federal                $18,212    $ 6,974      $30,476    $11,033
      State                    2,224      1,235        4,496      2,953
     Total current            20,436      8,209       34,972     13,986

     Deferred:
      Federal                 (5,205)     2,104       (6,224)     5,978
      State                     (375)       251          250         82
     Total deferred           (5,580)     2,355       (5,974)     6,060

     Total tax
      expense before
      extraordinary item     $14,856    $10,564      $28,998    $20,046

   The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                              1994       1993         1994       1993
     Statutory federal
      income tax             $14,228    $ 9,872      $27,901    $18,585

     State income taxes        1,202        981        3,085      2,003

     Other                      (574)      (289)      (1,988)      (542)

     Consolidated tax
      expense before
      extraordinary item     $14,856    $10,564      $28,998    $20,046

     Tax benefit on loss
      from repurchase of
      debentures                   0       (656)           0       (656)

     Consolidated tax
      expense                $14,856    $ 9,908      $28,998    $19,390

   The net deferred tax liability is comprised of the following:

                                    June 30,     December 31,
                                      1994           1993

     Deferred taxes:

       Gross assets                 $ 34,239      $ 25,755

       Gross liabilities             (47,726)      (43,815)

     Total deferred taxes           $(13,487)     $(18,060)


   The Company did not record any valuation allowances against deferred tax assets at June 30, 1994 and December 31, 1993.

   The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                     June 30,      December 31,
                                       1994           1993

     SFAS 91                        $(17,454)     $(13,344)
     Loan losses                      24,897        23,631
     Mortgage banking income           2,381        (2,395)
     Securitization income           (27,554)      (25,817)
     Insurance underwriting           (2,516)       (2,258)
     Deferred compensation             1,092           592
     Other                             5,667         1,531

     Net deferred tax liabilities   $(13,487)     $(18,060)

10) On September 23, 1993, the Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend on both the Class A and Class B Common Stock to shareholders of record as of October 4, 1993, which dividend was paid on October 15, 1993. All share and per share amounts reflect the three-for-two stock split as a result of the stock dividend. Earnings per share for the six month period ended June 30, 1993 have been adjusted to reflect the impact of this dividend, as if it had already occurred at the beginning of the period.

11) On March 24, 1993, in a public offering, the Company sold 2,575,000 shares (pre-split) of Class B Common Stock. Proceeds from the offering, net of the underwriting discount, were $77.5 million. On April 21, 1993, the underwriters of the offering purchased an additional 450,000 shares (pre-split) of Class B Common Stock, pursuant to the overallotment option granted to them by the Company. This brought the Company's total proceeds of the offering, net of related expenses, to approximately $90 million. The Company used the proceeds of the offering for general corporate purposes, including the financing of growth in its subsidiaries.

12) In April of 1993, the Company repurchased the remaining $33.2 million of its 12 3/4% Senior Subordinated Debentures at a price equal to 104% of par. This transaction resulted in an extraordinary loss of $1.3 million (net of a tax benefit of $.6 million) or $.03 per share for the three and six month periods ended June 30, 1993.

13) Under certain stock based bonus programs, certain employees have received awards in the form of restricted shares of common stock which are subject to forfeiture should the employee terminate employment with the Company prior to vesting. The shares become unrestricted over time if certain performance criteria are met.
    At June 30, 1994, a total of 1,215,924 shares issued under these plans were subject to restriction and are included in the number of shares outstanding. During 1994, the Company granted 200,000 shares of restricted stock to an executive outside the above mentioned bonus programs, which shares are included in the number of shares outstanding at June 30, 1994. Restricted shares are considered common stock equivalents in the calculation of earnings per common share.

    Deferred compensation of $16.3 million and $11.0 million related to these programs is reflected as a reduction of equity at June 30, 1994 and December 31, 1993, respectively.

14) In April 1994, the Company, through its subsidiary, Colonial National Bank USA, reached an agreement with NationsBank of Delaware, N.A., to sell certain credit card customer relationships which at that time represented approximately $150 million of securitized credit card receivables (less than 4% of the Company's managed credit card receivables as of June 30, 1994). The receivables associated with these relationships will continue to be serviced by Colonial National until the securitization trust terminates. The Company anticipates this will occur in the second quarter of 1995. In the quarter ended June 30, 1994, the Company recorded an $18.4 million pretax gain on the sale. In addition, the Company deferred a portion of the proceeds related to the excess spread of the receivables to be generated over the remaining life of the trust. These proceeds will be recognized as securitization income over the related period.

15) The following table shows the calculation of earnings per common share reflecting the effect of the three-for-two stock split described in Note 10:
                            Three Months Ended     Six Months Ended
                                June 30,              June 30,
                             1994       1993       1994        1993

     Net income             $25,757   $ 17,198    $50,681   $33,342
     less: preferred
      dividends                   0          0       (141)     (141)

     Net income available
      to common shares      $25,757   $ 17,198    $50,540   $33,201

     Average common
      stock outstanding      38,863     37,697     38,759    35,588
     Common stock
      equivalents             2,310      2,602      2,198     2,577

     Weighted average
      shares outstanding
      (in thousands)         41,173     40,299     40,957    38,165

     Earnings per common
      share                 $   .63    $   .43    $  1.23   $   .87

                    ADVANTA CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Net income for the three months ended June 30, 1994 was $25.8 million, an $8.6 million or 50% increase from the $17.2 million reported for the second quarter of 1993. Earnings per share for the second quarter of 1994 were $.63, a 47% increase from $.43 per share for the same period of 1993. Earnings for 1993 include a $1.3 million or $.03 per share extraordinary loss on the early retirement of debt. Earnings per share for 1993 have been adjusted to reflect an effective three-for-two stock split as a result of the October 15, 1993 stock dividend.

Earnings increased in the second quarter of 1994 primarily as a result of a 44% increase in average managed receivables and continued improvement in credit quality with the total managed charge-off rate decreasing to 2.5% for the second quarter of 1994 from 3.2% for the second quarter of 1993. The Company continues to securitize a majority of the growth in its receivables and report the performance of the securitized receivables as noninterest revenues. Noninterest revenues increased $49.2 million, or 84%, to $107.5 million in the second quarter of 1994 from $58.3 million in the comparable 1993 period.
This increase was due to a 44% increase in average managed receivables coupled with an $18.4 million gain on the sale of $150 million of credit card customer relationships. This transaction allowed the Company to make additional investments in marketing and developmental initiatives. The Company also provided an additional $10 million of loan loss reserves. Despite the increase in marketing and developmental expenses, total operating expense growth was maintained at a level in line with the growth in average managed receivables, and the operating expense ratio was flat at 4.27% of average managed receivables for both the 1994 and 1993 second quarter periods. Although asset quality indicators continue to trend favorably, the Company continues to maintain a conservative outlook and to strengthen reserves.

For the six months ended June 30, 1994, net income was $50.7 million, a 52% increase over the $33.3 million for the comparable year earlier period. Earnings per share increased 41% to $1.23 in 1994 compared to $.87 in 1993. Earnings per share before extraordinary item were $.90 in 1993.

NET INTEREST INCOME
Net interest income for the second quarter of 1994 decreased to $8.6 million from $18.7 million for the same period of 1993. This decrease was due to an increase in the amortization of deferred origination costs due to the change in the policy and amortization period for these costs (see Note 5 of Notes to Consolidated Condensed Financial Statements). Also affecting net interest income was a drop in the owned net interest margin to 3.85% from 4.74% for the second quarter of 1993, offset by an increase in average interest earning assets of $245 million. The Company is executing a strategy to market a "risk-adjusted" credit card product in which credit cards are issued with lower rates to customers whose credit quality is expected to result in a lower rate of credit losses (the "risk-adjusted" pricing strategy). This strategy resulted in a drop in credit card yields thereby
lowering the owned net interest margin.   Also affecting the owned net
interest margin was a lag in the repricing of the interest rates on the Company's credit cards, as the result of multiple changes in the prime rate during the quarter. The Company's credit cards are contractually indexed monthly to the prime rate.

The following tables provide an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three and six month periods ended June 30, 1994 and 1993. Average owned loan and lease receivables and the related interest revenues exclude deferred origination costs and deferred fees and the amortization thereof (see Notes to Consolidated Condensed Financial Statements) and include certain loan fees.

  INTEREST RATE ANALYSIS
                                                  Three Months Ended June 30,
                                          1994                                   1993
                            Average                     Yield/     Average                     Yield/
                            Balance (1)      Interest    Rate      Balance (1)     Interest     Rate
  On-balance sheet
  Credit cards              $1,099,843       $ 28,006   10.19%      $  833,751     $ 25,746    12.35%
  Mortgage loans               135,025          2,550    7.57          164,137        4,051     9.90
  Leases                        52,894          1,909   14.43           63,998        2,784    17.40
  Other loans                    3,772             68    7.23            1,649           40     9.73
  Gross receivables          1,291,534         32,533   10.08        1,063,535       32,621    12.27
  Investments (2)              621,424          7,463    4.80          604,687        6,860     4.54
  Total interest earning
   assets                   $1,912,958       $ 39,996    8.37%      $1,668,222     $ 39,481     9.47%

  Interest-bearing
   liabilities              $1,747,315       $ 21,580    4.87%      $1,531,943     $ 19,665     5.14%

  Net interest spread                                    3.50%                                  4.33%
  Net interest margin                                    3.85%                                  4.74%

  Off-balance sheet
  Credit cards              $3,118,461                              $1,903,216
  Mortgage loans             1,073,957                                 860,567
  Leases                       135,160                                  78,017
  Total average
   securitized receivables  $4,327,578                              $2,841,800
  Total average managed
   receivables              $5,619,112                              $3,905,335

  Managed Net Interest
  Analysis (3):
  Interest earning assets   $5,031,419       $151,233   12.03%      $3,571,438     $113,794    12.75%
  Interest-bearing
   liabilities              $4,865,776       $ 63,898    5.23%      $3,435,159     $ 44,834     5.22%

    Net interest spread                                  6.80%                                  7.53%
    Net interest margin                                  6.95%                                  7.72%

  (1)Includes assets held and available for sale and nonaccrual loans and leases.
  (2)Interest and average rate for tax-free securities computed on a tax equivalent basis using a statutory rate of 35%.
  (3)Combination of owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

  INTEREST RATE ANALYSIS
                                                    Six Months Ended June 30,
                                          1994                                   1993
                            Average                     Yield/      Average                   Yield/
                            Balance (1)      Interest    Rate       Balance (1)    Interest    Rate
  On-balance sheet
  Credit cards              $1,115,658       $ 58,210   10.44%      $  776,851     $ 48,749   12.55%
  Mortgage loans               127,038          5,361    8.51          186,197        9,493   10.28
  Leases                        49,453          3,652   14.77           58,693        5,176   17.64
  Other loans                    3,707            135    7.34            1,698           81    9.62
  Gross receivables          1,295,856         67,358   10.41        1,023,439       63,499   12.42
  Investments (2)              602,759         13,912    4.63          559,582       12,956    4.64
  Total interest earning
   assets                   $1,898,615       $ 81,270    8.57%      $1,583,021     $ 76,455    9.67%

  Interest-bearing
   liabilities              $1,747,496       $ 42,335    4.83%      $1,498,138     $ 39,894    5.36%

  Net interest spread                                    3.74%                                 4.31%
  Net interest margin                                    4.07%                                 4.59%

  Off-balance sheet
  Credit cards              $2,954,347                              $1,893,455
  Mortgage loans             1,057,728                                 803,116
  Leases                       129,219                                  80,908
  Total average
   securitized receivables  $4,141,294                              $2,777,479
  Total average managed
   receivables              $5,437,150                              $3,800,918

  Managed Net Interest
  Analysis (3):
  Interest earning assets   $4,852,962       $292,669   12.06%      $3,476,476     $224,800   12.94%
  Interest-bearing
   liabilities              $4,701,843       $118,883    5.05%      $3,391,593     $ 90,187    5.33%

    Net interest spread                                  7.01%                                 7.61%
    Net interest margin                                  7.15%                                 7.73%

  (1)Includes assets held and available for sale and nonaccrual loans and leases.
  (2)Interest and average rate for tax-free securities computed on a tax equivalent basis using a statutory rate of 35%.
  (3)Combination of owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

The effects of the amortization of deferred origination costs, deferred fees and tax equivalent interest on net interest income were as follows:

                                   Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                    1994      1993         1994      1993
     Net interest income before
      amortization of deferred
      origination costs and
      fees and including tax
      equivalent interest        $18,416    $19,816      $38,935    $36,561
    Amortization of deferred
     origination costs, net of
     deferred fees                (9,395)      (959)     (15,006)    (1,924)
    Tax equivalent interest         (458)      (145)        (886)      (162)

    Net interest income          $ 8,563    $18,712     $ 23,043    $34,475


PROVISION FOR CREDIT LOSSES

The provision for credit losses for the second quarter of 1994 was $15.4 million compared to $6.4 million for the comparable period of 1993. For the six month period ended June 30, 1994, the provision for credit losses was $22.3 million compared to $13.5 million for the six months of 1993. Despite lower charge-offs on owned receivables, which on a consolidated basis were 2.3% of average receivables for the first six months of 1994 versus 2.8% a year ago, the Company provided an additional $10 million of general reserves in the second quarter of 1994. At June 30, 1994, the general reserve was $18.8 million. The owned impaired asset level was $48.7 million or 3.7% of receivables at June 30, 1994 compared to $23.9 million or 2.0% of receivables a year ago. This increase was due to several transactions in which the Company repurchased nonperforming mortgage loans from the securitization trusts, in order to lower net funding costs on these managed assets. The Company repurchased
$45 million of nonperforming mortgages during the first half of 1994 and transferred approximately $11 million of off-balance sheet recourse reserves to on-balance sheet reserves as a result of these transactions. These repurchases increased the owned impaired asset level while having no impact on either the level of managed impaired assets or the provision for credit losses. (See also Asset Quality below).

ASSET QUALITY

The reserve for credit losses is maintained for on-balance sheet receivables. The reserve is intended to cover credit losses inherent in the owned loan portfolio. With regard to securitized assets, anticipated losses and related recourse reserves are reflected in the calculations of securitization income, amounts due from credit card securitizations and other assets. Recourse reserves are intended to cover all probable credit losses over the life of the receivables securitized. The Company periodically evaluates its on-balance sheet and recourse reserve requirements and, as appropriate, effects transfers between these accounts.

The reserve for credit losses on a consolidated owned basis was $50.2 million or 3.8% of receivables at June 30, 1994 up from $31.2 million or 2.4% of receivables at December 31, 1993 and $37.2 million or 3.1% of receivables at June 30, 1993. Due to the increase in the proportion of owned impaired mortgages, which have a lower level of reserve coverage, the consolidated coverage of impaired assets dropped to 103.1% at June 30, 1994 from 138.6% at year end 1993 and 155.8% at June 30, 1993.

On the total managed portfolio, impaired assets were $90.9 million or 1.5% of receivables at June 30, 1994, versus $95.1 million or 1.8% of receivables at December 31, 1993 and $89.0 million or 2.2% of receivables at June 30, 1993. A key credit quality statistic, the 30+ day delinquency rate on managed credit cards, dropped to 2.0% at June 30, 1994 from 2.9% a year ago and is at its lowest level in over five years.

On the total owned portfolio, impaired assets were $48.7 million or 3.7% of receivables at June 30, 1994, compared to $22.5 million or 1.8% of receivables and $23.9 million or 2.0% of receivables at December 31, 1993 and June 30, 1993, respectively. This increase was due to the repurchase of the nonperforming mortgages from the securitization trusts.

The total managed charge-off rate for the first six months of 1994 was 2.5%, down from 2.9% for the full year of 1993 and 3.2% for the first six months of 1993. The charge-off rate on managed credit cards was 2.7% for the first six months of 1994, down from 3.5% for the full year 1993 and 4.0% for the comparable 1993 period. The Company believes that charge-offs on mortgages will remain at approximately the current levels throughout 1994.

The charge-off rate on owned receivables on a consolidated basis was 2.3% of average receivables for the first six months of 1994, down from 2.4% for the full year 1993 and 2.8% a year ago. The charge-off rate on owned credit cards was 2.0% for the first six months of 1994, down from 2.6% for the full year 1993 and 3.4% for the comparable 1993 period.

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.

                                              June    December     June
                                               30,       31,        30,
   CONSOLIDATED - MANAGED                     1994      1993       1993

   Nonperforming assets                     $63,062   $ 63,589   $ 61,991
   Accruing loans past due 90 days or more   27,831     31,514     26,992
   Impaired assets                           90,893     95,103     88,983
   Total loans 30 days or more delinquent   173,725    186,297    173,463
   As a percentage of gross receivables:
    Nonperforming assets                        1.1%       1.2%       1.5%
    Accruing loans past due 90 days or more      .5         .6         .7
    Impaired assets                             1.5        1.8        2.2
    Total loans 30 days or more delinquent      2.9        3.6        4.2
   Net charge-offs:
    Amount                                  $67,859   $122,715   $ 60,644
    As a percentage of average gross
     receivables(annualized)                    2.5%       2.9%       3.2%
  CREDIT CARDS - MANAGED
   Nonperforming assets                     $13,885   $ 10,881   $  7,984
   Accruing loans past due 90 days or more   27,793     31,489     26,953
   Impaired assets                           41,678     42,370     34,937
   Total loans 30 days or more delinquent    89,306     94,035     84,092
   As a percentage of gross receivables:
    Nonperforming assets                         .3%        .3%        .3%
    Accruing loans past due 90 days or more      .6         .8         .9
    Impaired assets                              .9        1.1        1.2
    Total loans 30 days or more delinquent      2.0        2.4        2.9
   Net charge-offs:
    Amount                                  $55,862   $105,966   $ 54,512
    As a percentage of average gross
     receivables(annualized)                    2.7%       3.5%       4.0%
  MORTGAGE LOANS - MANAGED
   Nonperforming assets                     $47,396   $ 50,418   $ 50,437
   Total loans 30 days or more delinquent    69,086     75,747     74,623
   As a percentage of gross receivables:
    Nonperforming assets                        3.9%       4.4%       4.7%
    Total loans 30 days or more delinquent      5.6        6.6        7.0
   Net charge-offs:
    Amount (1)                              $10,366   $ 13,991   $  4,818
    As a percentage of average gross
     receivables(annualized) (1)                1.7%       1.3%       1.0%
  LEASES - MANAGED
   Nonperforming assets                     $ 1,771   $  2,290   $  3,570
   Total loans 30 days or more delinquent    15,239     16,476     14,691
   As a percentage of receivables:
    Nonperforming assets                         .9%       1.3%       2.6%
    Total loans 30 days or more delinquent      7.6        9.7       10.6
   Net charge-offs:
    Amount                                  $ 1,648   $  2,759   $  1,299
    As a percentage of average receivables
     (annualized)                               1.8%       1.9%       1.9%

(1) Restated, where necessary, to exclude interest advances on the serviced portfolio to be consistent with presentation of owned portfolio.

                                               June    December     June
                                                30,       31,        30,
  CONSOLIDATED - OWNED                         1994      1993       1993
   Reserve for credit losses                 $50,222   $31,227    $37,165
   Nonperforming assets                       41,783    11,487     13,648
   Accruing loans past due 90 days or more     6,907    11,038     10,206
   Impaired assets                            48,690    22,525     23,854
   Reserve as a percentage of impaired assets  103.1%    138.6%     155.8%
   As a percentage of gross receivables:
    Reserve                                      3.8%      2.4%       3.1%
    Nonperforming assets                         3.1        .9        1.2
    Accruing loans past due 90 days or more       .5        .9         .9
    Impaired assets                              3.7       1.8        2.0
   Net charge-offs:
    Amount                                   $14,603   $26,776    $14,224
    As a percentage of average gross
     receivables(annualized)                     2.3%      2.4%       2.8%
  CREDIT CARDS - OWNED
   Reserve for credit losses                 $18,125   $25,859    $23,876
   Nonperforming assets                        2,875     3,062      2,288
   Accruing loans past due 90 days or more     6,869    11,013     10,167
   Impaired assets                             9,744    14,075     12,455
   Reserve as a percentage of impaired assets  186.0%    183.7%     191.7%
   As a percentage of gross receivables:
    Reserve                                      1.6%      2.3%       2.4%
    Nonperforming assets                          .2        .3         .2
    Accruing loans past due 90 days or more       .6       1.0        1.0
    Impaired assets                               .8       1.2        1.3
   Net charge-offs:
    Amount                                   $11,074   $23,623    $13,096
    As a percentage of average gross
     receivables(annualized)                     2.0%      2.6%       3.4%
  MORTGAGE LOANS - OWNED (1)
   Reserve for credit losses                 $11,953   $ 2,706    $ 3,166
   Nonperforming assets                       38,453     7,090      9,292
   Reserve as a percentage of impaired assets   31.1%     38.2%      34.1%
   As a percentage of gross receivables:
    Reserve                                     10.6%      3.0%       2.3%
    Nonperforming assets                        34.1       7.8        6.6
   Net charge-offs:
    Amount                                   $ 3,145   $ 2,207    $   633
    As a percentage of average gross
     receivables(annualized)                     5.0%      1.4%        .7%
  LEASES - OWNED
   Reserve for credit losses                 $ 1,385   $ 1,826    $ 1,448
   Nonperforming assets                          445     1,335      2,068
   Reserve as a percentage of impaired assets  311.2%    136.8%      70.0%
   As a percentage of receivables:
    Reserve                                      2.4%      3.6%       2.3%
    Nonperforming assets                          .8       2.6        3.2
   Net charge-offs:
    Amount                                   $   401   $   947    $   480
    As a percentage of average receivables
     (annualized)                                1.6%      1.6%       1.6%

(1) Beginning March 1994, the Company initiated a program for repurchasing nonperforming assets from the securitized portfolios (see "Provision for Credit Losses").

NONINTEREST REVENUES
                                  Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                   1994      1993         1994       1993
  Gain on sale of credit cards $ 18,352 $ 0 $ 18,352 $ 0 Other noninterest revenues:
   Credit card securitization
    income                         49,824    27,939       95,048     57,394
   Credit card servicing
    income                         15,336     9,397       29,136     18,690
   Income from mortgage
    banking activities              8,587     8,851       16,792     17,236
   Leasing revenues, net            5,787     1,319       10,380      2,665
   Other credit card revenues       3,253     2,511        6,501      4,808
   Insurance revenues, net          3,056     2,058        5,966      4,141
   Credit card interchange
    income                          2,992     4,981        4,448      7,803
   Other                              319     1,282          663      2,652
  Total other noninterest
   revenues                      $ 89,154   $58,338     $168,934   $115,389

  Total noninterest revenues     $107,506   $58,338     $187,286   $115,389

For the second quarter of 1994, noninterest revenues increased 84% to $107.5 million from $58.3 million for the same period of 1993. During the quarter, the Company sold $150 million of credit card customer relationships from a securitization trust. The Company will continue to service the receivables until the securitization trust terminates, which is anticipated to occur in the second quarter of 1995. The Company recorded a gain of $18.4 million on this transaction. (See Note 14 of Notes to Consolidated Condensed Financial Statements.) Excluding this gain, other noninterest revenues of $89.2 million increased $30.9 million or 53% from the second quarter of 1993. Securitization income increased $21.9 million or 78% as average securitized credit card receivables grew 64% from the comparable quarter of 1993 and interchange income paid to the credit card trusts (included in securitization income) also increased. Securitization income as an annualized percentage of average securitized credit card receivables was 6.4% for the second quarter of 1994 versus 5.9% for the second quarter of 1993. Credit card servicing income increased $5.9 million due to higher securitized balances. Leasing revenues, net, increased $4.5 million primarily due to a 73% growth in average securitized lease receivables from the comparable quarter of 1993. Credit card interchange income represents approximately 1.4% of credit card purchases less amounts paid to the securitization trusts, which amounts range from 1% to 2% of securitized balances and are included in credit card securitization income. Interchange income decreased $2.0 million due to a higher level of interchange fees being included in credit card securitization income, as well as an increase in the volume of balance transfer activity which yields no interchange income. Other income declined $1.0 million primarily due to $.9 million of securities gains included in the second quarter of 1993.

For the six month period ended June 30, 1994, noninterest revenues rose to $187.3 million from $115.4 million for the comparable 1993 period, a 62% increase. This improvement resulted from the gain on sale of credit cards, as well as a 56% growth in average securitized credit card receivables and a 60% growth in average securitized lease receivables.

OPERATING EXPENSES
                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                  1994      1993         1994      1993
  Salaries and employee
   benefits                     $21,460   $15,671      $42,023   $30,070
  Marketing                      11,976     5,037       18,360     9,428
  External processing             5,349     3,828       10,006     7,414
  Credit card fraud losses        4,737     3,482        8,244     6,787
  Postage                         3,052     2,333        5,753     4,591
  Equipment expense               2,291     1,464        4,346     2,840
  Occupancy expense               2,076     1,488        3,863     3,012
  Professional fees               1,824     2,119        3,576     4,815
  Telephone expense               1,804     1,288        3,597     2,458
  Credit and collection
   expense                        1,769     1,748        3,435     3,424
  Other                           3,684     3,193        5,184     6,819
  Total operating expenses      $60,022   $41,651     $108,387   $81,658

Operating expenses of $60.0 million for the three months ended June 30, 1994 increased 44% from $41.7 million for the same period of 1993. Operating expenses as a percentage of average managed receivables were 4.27% for the second quarter of 1994, flat with the comparable 1993 period. Included in expenses for the second quarter of 1994 was approximately $9 million of marketing and developmental expenses related to new initiatives. The remainder of the growth in operating expenses was driven by a 44% growth in average managed receivables. As a result, the Company experienced an increase in salaries and employee benefits with a 20% increase in the number of employees from 1,414 at June 30, 1993 to 1,693 at June 30, 1994 to effectively service the current and anticipated account growth. Other expenses, including postage, telephone expense and external processing increased consistent with the increase in the number of credit card accounts managed.

For the first six months of 1994, operating expenses increased 33% to $108.4 million from $81.7 million for the same 1993 period. Average managed receivables grew 43% over the same period of time. Operating expenses as a percentage of average managed receivables were 3.99% for the six months ended June 30, 1994, down from 4.30% for the six months ended June 30, 1993.


LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, both long- and short-term, through active management of both assets and liabilities. During the first six months of 1994, the Company, through its subsidiaries, securitized $550 million of credit card receivables, $183 million of mortgage loans and $43 million of equipment lease receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down deposits and to fund future credit card, mortgage and lease receivable growth. At June 30, 1994, the Company had approximately $967 million of loan and lease receivables and $297 million of investments available for sale which could be sold to generate additional liquidity.

During 1993, the debt securities of Advanta Corp. achieved investment-grade ratings from the nationally recognized rating agencies. These ratings have allowed the Company to further diversify its funding sources. As a result, in 1994 the Company obtained a revolving credit facility totaling $255 million from a consortium of banks. In November 1993, the Company filed a shelf registration statement with the Securities and Exchange Commission for $1 billion of debt securities, and subsequently sold $150 million of three-year notes in the fourth quarter of 1993 and has sold $90 million of medium-term notes under this registration statement through the second quarter of 1994. The Company anticipates selling up to an additional $410 million of medium-term notes as needed.

Due to the continued success in marketing credit cards, the Company anticipates that its marketing and developmental expenditures in 1994 will be substantially higher than those of 1993, in order to sustain the rapid growth in managed credit card receivables. While there can be no assurance that this strategy will in fact result in continued rapid receivable growth, the Company believes that, in light of current market conditions, the Company's credit card offers will continue to appeal to consumers and will thus enable the Company to continue to increase its share of the domestic bank credit card market. The Company added 570,000 new credit card accounts during the first six months of 1994, and now manages over 3 million credit card accounts, a 33% increase from a year ago. Credit card sales through June 30, 1994 were $3.6 billion, a 46% increase over the $2.4 billion generated in the first six months of 1993. Subsequent to June 30, 1994, the Company securitized $750 million of credit card receivables, $200 million of which were previously included in securitized receivables, generating additional funding for future asset growth.

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

In managing its rate sensitivity position, the Company periodically securitizes, sells and purchases assets, alters the mix and term structure of its retail and institutional funding base, and complements its basic business activities by changing the investment portfolio and short-term asset positions. The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the pricing dynamics of the underlying receivables sold to the trusts. Although credit card receivables are priced at a spread over the prime rate, they generally contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In instances when a significant portion of credit card receivables are at their floors, the Company may convert part of the underlying funding to a fixed rate by using interest rate hedges, swaps and fixed rate securitizations. In pricing mortgage and lease securitizations, both fixed rate and variable rate funding are used depending upon the characteristics of the underlying receivables.

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

                        PART II - OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K.

        (a)  The following exhibits are being filed with this Report:

             10(a) Agreement of Limited Partnership of Advanta Partners
                   LP, dated as of May 6, 1994.

             10(b) Employment Agreement by and between Advanta Partners LP and Anthony P. Brenner, made as of May 6, 1994.

        (b) A report on Form 8-K, dated July 20, 1994, was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ended June 30, 1994. A Financial Data Schedule was included as an exhibit in this Form 8-K.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Advanta Corp.

                                             (Registrant)

    August 11, 1994                 By  /s/David Wesselink
                                        Senior Vice President and
                                        Chief Financial Officer

    August 11, 1994                 By  /s/John J. Calamari
                                        Vice President, Finance and
                                        Principal Accounting Officer

                               EXHIBIT INDEX


    Exhibit                       Description

        2                          Inapplicable.

        4                          Inapplicable.

     10(a) Agreement of Limited Partnership of Advanta Partners LP, dated as of May 6, 1994 (filed herewith).

     10(b) Employment Agreement by and between Advanta Partners LP and Anthony P. Brenner, made as of May 6, 1994 (filed herewith).

       11                          Inapplicable.

       15                          Inapplicable.

       18                          Inapplicable.

       19                          Inapplicable

       22                          Inapplicable.

       23                          Inapplicable.

       24                          Inapplicable.

       27                          Inapplicable.

       99                          Inapplicable.