Form 10-Q
period 1994-09-30
ADVANTA CORP
filed 1994-11-14
CIK 96638

Form 10Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1994 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

         Class A                      Outstanding at November 2, 1994
Common Stock, $.01 par value                 17,347,468 shares
         Class B                      Outstanding at November 2, 1994
Common Stock, $.01 par value                 23,113,477 shares

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

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in thousands)

                                           September 30,    December 30,
                                               1994             1993
                                           (Unaudited)
ASSETS
Cash                                       $   36,292       $   31,162
Federal funds sold and interest-bearing
 deposits with banks                          295,570          234,196
Investments available for sale                296,649          308,026
Loan and lease receivables, net:
 Available for sale                         1,180,561          667,774
 Other loan and lease receivables, net        181,533          614,879
Total loan and lease receivables, net       1,362,094        1,282,653
Premises and equipment, net                    24,653           17,045
Amounts due from credit card
 securitizations                              133,032          117,764
Other assets                                  200,678          149,349

   Total assets                            $2,348,968       $2,140,195

LIABILITIES
Deposits                                   $1,015,581       $1,254,881
Debt and other borrowings                     826,412          473,699
Other liabilities                              91,257           68,874

   Total liabilities                        1,933,250        1,797,454

STOCKHOLDERS' EQUITY (See Notes 10 & 11)
Class A preferred stock, $1,000 par
 value: authorized, issued and
 outstanding -- 1,010 shares in 1994
 and 1993                                       1,010            1,010
Class B preferred stock, $.01 par
 value: authorized -- 1,000,000 shares
 in 1994 and 1993; none issued
Class A common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 17,347,468 shares in 1994
 and 17,240,064 in 1993                           173              172
Class B common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 23,113,127 in 1994 and
 22,603,088 in 1993                               231              226
Additional paid in capital, net               174,509          166,646
Retained earnings, net                        240,041          174,687
Less: Treasury stock at cost, 25,074
 Class B common shares in 1994                   (246)               0

   Total stockholders' equity                 415,718          342,741

   Total liabilities and stockholders'
    equity                                 $2,348,968       $2,140,195

See Notes to Consolidated Condensed Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED INCOME STATEMENTS
                 (In thousands, except per share data)


                                 Three Months Ended   Nine Months Ended
                                   September 30,         September 30,
                                    (Unaudited)         (Unaudited)
                                 1994        1993       1994      1993
Interest income:
 Loans and leases               $19,333    $35,821    $ 71,665  $ 97,396
 Investments                      7,300      5,368      20,346    18,162
Total interest income            26,633     41,189      92,011   115,558

Interest expense:
 Deposits                        11,091     13,455      35,011    40,191
 Other debt                      11,528      6,221      29,943    19,379
Total interest expense           22,619     19,676      64,954    59,570

Net interest income               4,014     21,513      27,057    55,988

Provision for credit losses       5,750      8,027      28,013    21,572

Net interest income after
 provision for credit losses     (1,736)    13,486        (956)   34,416

Noninterest revenues:
 Gain on sale of credit cards         0          0      18,352         0
 Other noninterest revenues      97,202     64,948     266,136   180,337
Total noninterest revenues       97,202     64,948     284,488   180,337

Operating expenses               53,313     44,719     161,700   126,377

Income before income taxes       42,153     33,715     121,832    88,376

Provision for income taxes       15,386     13,430      44,384    33,476

Net income before
 extraordinary item              26,767     20,285      77,448    54,900

Extraordinary item, net
 (See Note 12)                        0          0           0    (1,273)

Net income                      $26,767    $20,285    $ 77,448  $ 53,627

Earnings per common share
 before extraordinary item      $   .65    $   .50    $   1.88  $   1.40

Earnings per common share       $   .65    $   .50    $   1.88  $   1.37

Weighted average common
 shares outstanding              41,192     40,732      41,095    39,009

See Notes to Consolidated Condensed Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                                                   Nine Months Ended
                                                     September 30,
                                                    1994         1993
OPERATING ACTIVITIES                                  (Unaudited)
Net income                                     $   77,448   $   53,627
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Proceeds from sales/securitizations of
   receivables                                   1,656,566   1,087,447
  Purchase of mortgage/lease portfolios           (129,900)    (60,503)
  Principal collected on mortgages                  17,352      17,900
  Mortgages made to customers                     (337,215)   (348,633)
  Depreciation and amortization of intangibles       5,712       3,738
  Provision for credit losses                       28,013      21,572
  Change in other assets and amounts due from
   credit card securitizations                     (22,940)     (9,476)
  Change in other liabilities                       28,899      37,400
  Gain on securitization of mortgages and leases   (20,013)    (11,239)
  Loss on repurchase of senior subordinated
   debentures                                            0       1,928
Net cash provided by operating activities        1,303,922     793,761

INVESTING ACTIVITIES
 Purchase of investments available for sale     (1,560,723)   (596,288)
 Proceeds from sales of investments available
  for sale                                         662,896     512,780
 Proceeds from maturing investments available
  for sale                                         901,248      72,276
 Change in fed funds sold and interest-bearing
  deposits                                         (61,374)     58,764
 Change in credit card receivables, excluding
  sales                                         (1,241,494)   (857,403)
 Change in premises and equipment                  (12,783)    (10,213)
 Excess of cash collections over income
  recognized on direct financing leases             14,458      16,669
 Equipment purchased for direct financing
  lease contracts                                 (111,399)     (65,588)
 Net change in other loans                              (3)         134
Net cash used by investing activities           (1,409,174)    (868,869)

FINANCING ACTIVITIES
 Increase in demand and savings deposits            68,431        6,703
 Proceeds from sales of time deposits              290,799      514,262
 Payments for maturing time deposits              (598,530)    (548,163)
 Change in repurchase agreements                   164,450            0
 Proceeds from issuance of subordinated debt        22,027      113,309
 Payments on redemption of subordinated debt       (44,051)     (84,758)
 Redemption of senior subordinated debentures            0      (36,404)
 Proceeds from issuance of notes payable to
  banks                                              2,300      104,657
 Repayment of notes payable to banks                (9,787)     (82,916)
 Proceeds from issuance of medium term notes       217,774            0
 Proceeds from issuance of stock                     3,836       92,968
 Cash dividends paid                                (6,867)      (5,076)
Net cash provided by financing activities          110,382       74,582
Net increase/(decrease) in cash                      5,130         (526)
Cash at beginning of period                         31,162       35,753
Cash at end of period                          $    36,292   $   35,227

                    ADVANTA CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Dollars in thousands)

                          September 30, 1994

1) In the opinion of management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Advanta Corp. and Subsidiaries as of September 30, 1994 and December 31, 1993, the results of their operations for the three and nine month periods ended September 30, 1994 and 1993, and their cash flows for the nine month periods ended September 30, 1994 and 1993. The results of operations for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with current year classifications.

2) Investments available for sale include securities that the Company sells from time to time to provide liquidity and in response to changes in the market. In 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement requires that debt and equity securities classified as available for sale be reported at market value. This statement is effective for fiscal years beginning after December 15, 1993, although a company may elect earlier adoption as of the end of a fiscal year for which annual statements have not been previously issued. The Company elected to adopt this statement as of December 31, 1993, and as such, these securities are recorded at market value. Unrealized gains and losses on these securities are reported as a separate component of stockholders' equity and included in retained earnings.

3) Loan and lease receivables available for sale represent receivables that the Company generally intends to sell or securitize within the next six months. These receivables are reported at the lower of book or fair market value.

4) Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:

                                          September 30,  December 31,
                                             1994           1993
     Gross loan and lease receivables     $1,363,403     $1,277,305

     Add: Deferred origination costs,
          net of deferred fees                45,881         36,575

     Less: Reserve for credit losses         (47,190)       (31,227)

     Loan and lease receivables, net      $1,362,094     $1,282,653

     Number of Accounts:
      Credit cards                           204,245        514,334
      Other loans and leases                   9,369          8,035
      Total                                  213,614        522,369

     Receivables and accounts serviced for others consisted of the following:
                                September 30,     December 31,
                                   1994               1993
        Receivables:
         Credit cards            $3,955,859       $2,790,719
         Mortgage loans           1,156,213        1,058,524
         Leases                     166,417          119,613
         Total                   $5,278,489       $3,968,856

        Number of Accounts:       3,010,922        2,183,024
         Credit cards
         Mortgage loans              24,097           23,925
         Leases                      34,599           27,566
         Total                    3,069,618        2,234,515


5) The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease as an adjustment to interest income. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements were $35.2 million and $20.5 million in the first nine months of 1994 and 1993, respectively. For credit card originations initiated prior to May 20, 1993, deferred origination costs have been and continue to be amortized over 60 months.

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

   In accordance with this consensus, direct origination costs incurred related to credit card originations initiated after the May 20, 1993 consensus date are deferred and amortized over 12 months. Costs incurred for originations which were initiated prior to May 20, 1993 continue to be amortized over a 60 month period. Prior to the EITF Issue 93-1 consensus, it was the Company's practice to write off deferred origination costs related to credit card receivables that have been securitized. This practice had effectively written off credit card origination costs much more quickly than the 60 month period previously utilized. In connection with the adoption of a 12 month amortization period for deferred credit card origination costs, the Company no longer writes off deferred origination costs related to credit card receivables being securitized, as under the EITF Issue 93-1 consensus such costs are not directly associated with the receivables.

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

6) The following table shows the changes in the reserve for credit losses for the periods presented:

                                    Nine Months Ended    Year Ended
                                      September 30,     December 31,
                                         1994               1993

     Balance, beginning of period      $ 31,227           $ 40,228

       Current provision                 28,013             29,802

       Transfer of reserves to
        recourse reserves                     0            (12,027)

       Transfer of recourse
        reserves to mortgage
        reserves                         12,469                  0

       Net charge-offs                  (24,519)           (26,776)

     Balance, end of period            $ 47,190           $ 31,227

7) At September 30, 1994 and December 31, 1993, the Company had $133.0 million and $117.8 million, respectively, of amounts due from credit card securitizations. These amounts include excess servicing, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established. A portion of these amounts are subject to liens held by the providers of credit enhancement facilities for the respective securitizations.

8) Selected Balance Sheet Information

      Other Assets
                                       September 30,   December 31,
                                           1994            1993
      Excess mortgage servicing rights  $ 73,408        $ 57,017
      Accrued interest receivable         32,703          25,735
      Prepaid assets                      21,244          16,307
      Deferred costs                       7,936           5,583
      Due from trustees - mortgage         6,263           6,040
      Excess servicing - leasing           5,518           1,287
      Goodwill                             5,400           5,648
      Other real estate owned              4,295           1,447
      Due from trustees - leasing          2,119           1,297
      Other                               41,792          28,988
      Total other assets                $200,678        $149,349


     Other Liabilities
                                     September 30,   December 31,
                                         1994            1993
     Current and deferred income taxes   $33,206         $37,844
     Accounts payable and accrued
      expenses                            20,133          15,139
     Accrued interest payable             21,070           8,387
     Other                                16,848           7,504
     Total other liabilities             $91,257         $68,874


9) Income tax expense reflects an effective tax rate of approximately 36.5%, for both the three and nine month periods ended September 30, 1994, compared to 39.8% and 37.9% for the comparable 1993 periods. Effective January 1, 1993, the Company implemented the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") with no material effect on the financial statements. SFAS 109 utilizes the liability method of accounting for income taxes and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and the tax bases of assets and liabilities given the provisions of the enacted tax laws. Prior to the implementation of SFAS 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11.

   Income tax expense consisted of the following components:

                           Three Months Ended       Nine Months Ended
                              September 30,           September 30,
                              1994       1993         1994       1993
     Current:
      Federal              $12,106    $15,635      $42,582    $26,668
      State                    790      1,192        5,286      4,145
     Total current          12,896     16,827       47,868     30,813

     Deferred:
      Federal                2,791     (3,489)      (3,433)     1,901
      State                   (301)        92          (51)       762
     Total deferred          2,490     (3,397)      (3,484)     2,663

     Total tax
      expense before
      extraordinary item   $15,386    $13,430      $44,384    $33,476

   The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                           Three Months Ended       Nine Months Ended
                             September 30,            September 30,
                              1994       1993         1994       1993
     Statutory federal
      income tax           $14,739    $11,800      $42,640    $30,931

     State income taxes        317      1,180        3,402      3,183
     Tax-free income          (289)      (283)        (858)      (388)
     Other                     619        733         (800)      (250)

     Consolidated tax
      expense before
      extraordinary item   $15,386    $13,430      $44,384    $33,476

     Tax benefit on loss
      from repurchase of
      debentures                 0          0            0       (655)

     Consolidated tax
      expense              $15,386    $13,430      $44,384    $32,821

    The net deferred tax liability is comprised of the following:

                                   September 30,      December 31,
                                      1994                1993
     Deferred taxes:

      Gross assets                  $ 36,375          $ 25,755

      Gross liabilities              (49,902)          (43,815)

     Total deferred taxes           $(13,527)         $(18,060)


    The Company did not record any valuation allowances against deferred tax assets at September 30, 1994 and December 31, 1993.

    The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                   September 30,      December 31,
                                      1994                1993

     SFAS 91                        $(16,408)         $(13,344)
     Loan losses                      27,741            23,631
     Mortgage banking income          (1,316)           (2,395)
     Securitization income           (27,639)          (25,817)
     Insurance underwriting           (4,189)           (2,258)
     Deferred compensation             1,250               592
     Mark to market adjustment         2,911                 0
     Change in accounting method         614                 0
     Other                             3,509             1,531

     Net deferred tax liabilities   $(13,527)         $(18,060)

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

12) In April of 1993, the Company repurchased the remaining $33.2 million of its 12 3/4% Senior Subordinated Debentures at a price equal to 104% of par. This transaction resulted in an extraordinary loss of $1.3 million (net of a tax benefit of $.6 million) or $.03 per share for the nine month period ended September 30, 1993.

13) Under certain stock based bonus programs, certain employees have received awards in the form of restricted shares of common stock which are subject to forfeiture should the employee terminate employment with the Company prior to vesting. The shares become unrestricted over time if certain performance criteria are met. At September 30, 1994, a total of 1,229,734 shares issued under these plans were subject to restriction and are included in the number of shares outstanding. During 1994, the Company granted 200,000 shares of restricted stock to an executive outside the above mentioned bonus programs, which shares are included in the number of shares outstanding at September 30, 1994. Restricted shares are considered common stock equivalents in the calculation of earnings per common share.

    Deferred compensation of $15.3 million and $11.0 million related to these shares of restricted stock is reflected as a reduction of equity at September 30, 1994 and December 31, 1993, respectively.

14) In April 1994, the Company, through its subsidiary, Colonial National Bank USA, reached an agreement with NationsBank of Delaware, N.A., to sell certain credit card customer relationships which at that time represented approximately $150 million of securitized credit card receivables (less than 4% of the Company's managed credit card receivables as of June 30, 1994). The receivables associated with these relationships will continue to be serviced by Colonial National until the securitization trust terminates. The Company anticipates this will occur in the second quarter of 1995. In the second quarter of 1994, the Company recorded an $18.4 million pretax gain on the sale. In addition, the Company deferred a portion of the proceeds related to the excess spread of the receivables to be generated over the remaining life of the trust. These proceeds are being recognized as securitization income over the related period.

15) The following table shows the calculation of earnings per common share:

                            Three Months Ended     Nine Months Ended
                              September 30,          September 30,
                               1994      1993         1994      1993

     Net income             $26,767   $20,285      $77,448   $53,627
     less: preferred
      dividends                   0         0         (141)     (141)

     Net income available
      to common shares      $26,767   $20,285      $77,307   $53,486

     Average common
      stock outstanding      38,985    38,011       38,838    36,404
     Common stock
      equivalents             2,207     2,721        2,257     2,605

     Weighted average
      common shares
      outstanding
      (in thousands)         41,192    40,732       41,095    39,009

     Earnings per common
      share                 $   .65   $   .50      $  1.88   $  1.37

                    ADVANTA CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Net income for the three months ended September 30, 1994 was $26.8 million, a $6.5 million or 32% increase from the $20.3 million reported for the third quarter of 1993. Earnings per share for the third quarter of 1994 were $.65, a 30% increase from $.50 per share for the same period last year.

Earnings increased in the third quarter of 1994 primarily as a result of a 44% increase in average managed receivables and continued improvement in credit quality with the total managed charge-off rate decreasing to 2.2% for the third quarter of 1994 from 2.7% for the third quarter of 1993. The Company continues to securitize a majority of the growth in its receivables and report the performance of the securitized receivables as noninterest revenues. Consequently, the 44% increase in average managed receivables resulted in a $32.3 million, or 50% rise in noninterest revenues to $97.2 million in 1994, from $64.9 million in 1993. As a result of improved credit quality, the provision for credit losses in the third quarter of 1994 fell to $5.8 million from $8.0 million in the comparable 1993 period. Disciplined cost management resulted in operating expenses increasing only 19%, while average managed receivables grew 44% and the operating expense ratio decreased to 3.4% of average managed receivables in the third quarter of 1994, compared to 4.1% in the third quarter of 1993.

For the nine months ended September 30, 1994, net income was $77.4 million, a 44% increase over the $53.6 million for the comparable year earlier period. Earnings per share increased 37% to $1.88 in 1994 compared to $1.37 in 1993. Earnings per share before extraordinary item were $1.40 in 1993.

NET INTEREST INCOME

Net interest income for the third quarter of 1994 decreased to $4.0 million from $21.5 million for the same period of 1993. This decrease was due to an increase in the amortization of deferred origination costs as a result of the change in the accounting treatment of these costs and the resultant acceleration of the amortization period (see
Note 5 of Notes to Consolidated Condensed Financial Statements). Also affecting net interest income was a drop in the owned net interest margin to 3.71% from 5.53% for the third quarter of 1993, offset by an increase in average interest earning assets of $170 million. The Company is executing a strategy to market "risk-adjusted" credit card products in which credit cards are issued with lower rates to customers whose credit quality is expected to result in a lower rate of credit losses (the "risk-adjusted" pricing strategy). This strategy resulted in a drop in credit card yields thereby lowering the
owned net interest margin.   Also affecting the owned net interest
margin was a lag in the repricing of the interest rates on the Company's credit cards, as the result of a change in the prime rate during the quarter. The Company's credit cards are contractually indexed monthly to the prime rate.

The following tables provide an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three and nine month periods ended September 30, 1994 and 1993. Average owned loan and lease receivables and the related interest revenues exclude deferred origination costs and deferred fees and the amortization thereof (see Notes to Consolidated Condensed Financial Statements) and include certain loan fees.

  INTEREST RATE ANALYSIS
                                                Three Months Ended September 30,
                                          1994                                    1993
                               Average                  Yield/      Average                     Yield/
                               Balance (1)   Interest    Rate       Balance (1)      Interest    Rate
  On-balance sheet
  Credit cards              $1,115,229       $ 28,200   10.11%     $  988,136        $ 30,290   12.26%
  Mortgage loans                88,125          1,751    7.88         148,680           3,533    9.43
  Leases                        66,042          2,256   13.66          74,318           3,684   19.83
  Other loans                    3,679             70    7.55           1,685              39    9.18
  Gross receivables          1,273,075         32,277   10.13       1,212,819          37,546   12.37
  Investments (2)              610,034          7,726    5.03         499,884           5,713    4.54
  Total interest earning
   assets                   $1,883,109       $ 40,003    8.48%     $1,712,703        $ 43,259   10.09%

  Interest-bearing
   liabilities              $1,716,698       $ 22,619    5.18%     $1,560,561        $ 19,676    5.01%

  Net interest spread                                    3.30%                                   5.08%
  Net interest margin                                    3.71%                                   5.53%

  Off-balance sheet
  Credit cards              $3,699,734                             $2,115,467
  Mortgage loans             1,147,447                                939,401
  Leases                       146,020                                 73,029
  Total average
   securitized receivables  $4,993,201                             $3,127,897
  Total average managed
   receivables              $6,266,276                             $4,340,716

  Managed Net Interest
  Analysis (3):
  Interest earning assets   $5,582,843       $170,863   12.24%     $3,828,170        $122,928   12.84%
  Interest-bearing
   liabilities              $5,416,432       $ 76,243    5.60%     $3,676,028        $ 46,212    5.02%

    Net interest spread                                  6.64%                                   7.82%
    Net interest margin                                  6.79%                                   8.05%

  (1) Includes assets held and available for sale and nonaccrual loans and leases.
  (2) Interest and average rate for tax-free securities computed on a tax equivalent basis using a statutory rate of 35%.
  (3) Combination of owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

  INTEREST RATE ANALYSIS
<CAPTION)
                                                Nine Months Ended September 30,
                                          1994                                   1993
                               Average                   Yield/     Average                      Yield/
                               Balance (1)   Interest     Rate      Balance (1)       Interest    Rate
  On-balance sheet
  Credit cards              $1,115,515       $ 86,410    10.33%     $  847,279        $ 79,039    12.44%
  Mortgage loans               113,924          7,112     8.35         173,554          13,026    10.03
  Leases                        54,982          5,909    14.33          63,901           8,860    18.49
  Other loans                    3,698            205     7.41           1,693             120     9.48
  Gross receivables          1,288,119         99,636    10.32       1,086,427         101,045    12.41
  Investments (2)              605,270         21,638     4.77         539,890          18,669     4.61
  Total interest earning
   assets                   $1,893,389       $121,274     8.54%     $1,626,317        $119,714     9.82%

  Interest-bearing
   liabilities              $1,736,875       $ 64,954     4.94%     $1,518,902        $ 59,570     5.24%

  Net interest spread                                     3.60%                                    4.58%
  Net interest margin                                     3.95%                                    4.92%

  Off-balance sheet
  Credit cards              $3,202,809                              $1,967,459
  Mortgage loans             1,087,963                                 849,043
  Leases                       134,819                                  78,282
  Total average
   securitized receivables  $4,425,591                              $2,894,784
  Total average managed
   receivables              $5,713,710                              $3,981,211

  Managed Net Interest
  Analysis (3):
  Interest earning assets   $5,096,198       $463,533    12.13%     $3,593,776        $347,728    12.90%
  Interest-bearing
   liabilities              $4,939,684       $195,126     5.25%     $3,486,361        $136,399     5.22%

    Net interest spread                                   6.88%                                    7.68%
    Net interest margin                                   7.02%                                    7.83%

  (1) Includes assets held and available for sale and nonaccrual loans and leases.
  (2) Interest and average rate for tax-free securities computed on a tax equivalent basis using a statutory rate of 35%.
  (3) Combination of owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

The effects of the amortization of deferred origination costs, deferred fees and tax equivalent interest on net interest income were as follows:

                              Three Months Ended      Nine Months Ended
                                September 30,           September 30,
                                 1994      1993          1994      1993
  Net interest income before
   amortization of deferred
   origination costs and
   fees and including tax
   equivalent interest        $ 17,384   $23,583      $ 56,320   $60,144
  Amortization of deferred
   origination costs, net of
   deferred fees              (12,915)    (1,725)      (27,921)   (3,649)
  Tax equivalent interest        (455)      (345)       (1,342)     (507)

  Net interest income         $ 4,014    $21,513      $ 27,057   $55,988


PROVISION FOR CREDIT LOSSES

The provision for credit losses for the third quarter of 1994 was $5.8 million compared to $8.0 million for the comparable period of 1993. For the nine month period ended September 30, 1994, the provision for credit losses was $28.0 million compared to $21.6 million for the nine months of 1993. Charge-offs on owned receivables for the third quarter of 1994 were $9.9 million, exceeding the provision by $4.1 million. Reserves had been previously provided for approximately $4 million of mortgage loan charge-offs, as part of the mortgage loan repurchase program in which the Company repurchased nonperforming mortgage loans from the securitization trusts, in order to lower net funding costs on these managed assets. The Company repurchased approximately $50 million of nonperforming mortgages during the first nine months of 1994 and transferred approximately $12 million of off-balance sheet recourse reserves to on-balance sheet reserves. These repurchases increased the owned impaired asset level while having no impact on either the level of managed impaired assets or the provision for credit losses. (See also Asset Quality below.) The owned impaired asset level was $47.2 million or 3.5% of receivables at September 30, 1994 compared to $23.6 million or 2.0% of receivables a year ago.

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

The reserve for credit losses on a consolidated owned basis was $47.2 million or 3.5% of receivables at September 30, 1994 up from $31.2 million or 2.4% of receivables at December 31, 1993 and $34.7 million or 3.0% of receivables at September 30, 1993. Due to the increase in the proportion of owned impaired mortgages, which have a lower level of reserve coverage, the consolidated coverage of impaired assets dropped to 100.0% at September 30, 1994 from 138.6% at year end 1993 and 147.3% at September 30, 1993.

On the total managed portfolio, impaired assets were $92.9 million or 1.4% of receivables at September 30, 1994, compared to $95.1 million or 1.8% of receivables at December 31, 1993 and $91.6 million or 2.0% of receivables at September 30, 1993. A key credit quality statistic, the 30+ day delinquency rate on managed credit cards, dropped to 2.1% at September 30, 1994 from 2.8% a year ago.

On the total owned portfolio, impaired assets were $47.2 million or 3.5% of receivables at September 30, 1994, compared to $22.5 million or 1.8% of receivables and $23.6 million or 2.0% of receivables at December 31, 1993 and September 30, 1993, respectively. This increase was due to the repurchase of the nonperforming mortgages from the securitization trusts discussed above.

The total managed charge-off rate for the first nine months of 1994 was 2.4%, down from 2.9% for the full year of 1993 and 3.0% for the first nine months of 1993. The charge-off rate on managed credit cards was 2.6% for the first nine months of 1994, down from 3.5% for the full year 1993 and 3.8% for the comparable 1993 period. The Company believes that charge-off rates on managed mortgages will remain at approximately the current levels for the remainder of 1994.

The charge-off rate on owned receivables on a consolidated basis was 2.5% of average receivables for the first nine months of 1994, compared to 2.4% for the full year 1993 and 2.5% a year ago. The charge-off rate on owned credit cards was 2.0% for the first nine months of 1994, down from 2.6% for the full year 1993 and 2.9% for the comparable 1993 period.

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.

                                           September  December  September
                                              30,       31,        30,
   CONSOLIDATED - MANAGED                    1994      1993       1993
   Nonperforming assets                    $ 60,917  $ 63,589  $ 63,570
   Accruing loans past due 90 days or more   31,986    31,514    28,006
   Impaired assets                           92,903    95,103    91,576
   Total loans 30 days or more delinquent   193,009   186,297   182,143
   As a percentage of gross receivables:
    Nonperforming assets                         .9%      1.2%      1.4%
    Accruing loans past due 90 days or more      .5        .6        .6
    Impaired assets                             1.4       1.8       2.0
    Total loans 30 days or more delinquent      2.9       3.6       3.9
   Net charge-offs:
    Amount                                 $102,671  $122,715  $ 89,464
    As a percentage of average gross
     receivables(annualized)                    2.4%      2.9%      3.0%
  CREDIT CARDS - MANAGED
   Nonperforming assets                    $ 13,199  $ 10,881  $ 10,488
   Accruing loans past due 90 days or more   31,860    31,489    27,973
   Impaired assets                           45,059    42,370    38,461
   Total loans 30 days or more delinquent   107,325    94,035    92,120
   As a percentage of gross receivables:
    Nonperforming assets                         .3%       .3%       .3%
    Accruing loans past due 90 days or more      .6        .8        .8
    Impaired assets                              .9       1.1       1.1
    Total loans 30 days or more delinquent      2.1%      2.4       2.8
   Net charge-offs:
    Amount                                 $ 84,500  $105,966  $ 79,475
    As a percentage of average gross
     receivables(annualized)                    2.6%      3.5%      3.8%
  MORTGAGE LOANS - MANAGED
   Nonperforming assets                    $ 46,006  $ 50,418  $ 50,975
   Total loans 30 days or more delinquent    68,914    75,747    74,948
   As a percentage of gross receivables:
    Nonperforming assets                        3.5%      4.4%      4.6%
    Total loans 30 days or more delinquent      5.3       6.6       6.7
   Net charge-offs:
    Amount                                 $ 15,448  $ 13,991  $  7,884
    As a percentage of average gross
     receivables(annualized)                    1.7%      1.3%      1.0%
  LEASES - MANAGED
   Nonperforming assets                    $  1,712  $  2,290  $  2,107
   Total loans 30 days or more delinquent    16,507    16,476    15,025
   As a percentage of receivables:
    Nonperforming assets                         .7%      1.3%      1.3%
    Total loans 30 days or more delinquent      7.1       9.7       9.5
   Net charge-offs:
    Amount                                 $  2,717  $  2,759  $  2,113
    As a percentage of average receivables
     (annualized)                               1.9%      1.9%      2.0%

                                            September  December  September
                                               30,        31,       30,
  CONSOLIDATED - OWNED                        1994       1993      1993
   Reserve for credit losses                 $47,190   $31,227   $34,702
   Nonperforming assets                       38,323    11,487    12,655
   Accruing loans past due 90 days or more     8,865    11,038    10,900
   Impaired assets                            47,188    22,525    23,555
   Reserve as a percentage of impaired assets  100.0%    138.6%    147.3%
   As a percentage of gross receivables:
    Reserve                                      3.5%      2.4%      3.0%
    Nonperforming assets                         2.8       .9        1.1
    Accruing loans past due 90 days or more       .7        .9        .9
    Impaired assets                              3.5       1.8       2.0
   Net charge-offs:
    Amount                                   $24,519   $26,776   $20,374
    As a percentage of average gross
     receivables(annualized)                     2.5%      2.4%      2.5%
  CREDIT CARDS - OWNED
   Reserve for credit losses                  21,628    $25,859   $25,748
   Nonperforming assets                        2,910     3,062     2,790
   Accruing loans past due 90 days or more     8,739     11,013    10,867
   Impaired assets                            11,649    14,075    13,657
   Reserve as a percentage of impaired assets  185.7%    183.7%    188.5%
   As a percentage of gross receivables:
    Reserve                                      1.9%      2.3%      2.7%
    Nonperforming assets                          .3        .3        .3
    Accruing loans past due 90 days or more       .8       1.0       1.1
    Impaired assets                              1.0       1.2       1.4
   Net charge-offs:
    Amount                                   $16,335   $23,623   $18,389
    As a percentage of average gross
     receivables(annualized)                     2.0%      2.6%      2.9%
  MORTGAGE LOANS - OWNED (1)
   Reserve for credit losses                 $ 9,046   $ 2,706   $ 3,286
   Nonperforming assets                       34,930     7,090     8,555
   Reserve as a percentage of impaired assets   25.9%     38.2%     38.4%
   As a percentage of gross receivables:
    Reserve                                      6.2%      3.0%      3.0%
    Nonperforming assets                        24.1       7.8       7.8
   Net charge-offs:
    Amount                                   $ 7,580   $ 2,207  $  1,231
    As a percentage of average gross
     receivables(annualized)                     8.9%      1.4%      .9%
  LEASES - OWNED
   Reserve for credit losses                 $ 1,278   $ 1,826   $ 1,574
   Nonperforming assets                          483     1,335     1,310
   Reserve as a percentage of impaired assets  264.6%    136.8%    120.2%
   As a percentage of receivables:
    Reserve                                      1.9%      3.6%      1.8%
    Nonperforming assets                          .7       2.6       1.5
   Net charge-offs:
    Amount                                   $   598   $   947   $   762
    As a percentage of average receivables
     (annualized)                                1.5%      1.6%      1.6%

(1) Beginning March 1994, the Company initiated a program for repurchasing nonperforming assets from the securitized portfolios (see "Provision for Credit Losses").

NONINTEREST REVENUES

                               Three Months Ended     Nine Months Ended
                                 September 30,          September 30,
                                1994      1993         1994      1993
 Gain on sale of credit
  cards                       $     0   $     0     $ 18,352   $     0
 Other noninterest revenues:
  Credit card securitization
   income                      54,448    35,884      149,496    93,278
  Credit card servicing
   income                      18,554    10,317       47,690    29,007
  Income from mortgage
   banking activities           9,780     5,099       26,572    22,335
  Leasing revenues, net         5,151     1,400       15,531     4,065
   Other credit card revenues   3,636     3,447       10,137     8,255
   Insurance revenues, net      3,149     2,335        9,115     6,476
   Credit card interchange
    income                      1,871     5,296        6,319    13,099
   Other                          613     1,170        1,276     3,822
  Total other noninterest
   revenues                   $97,202   $64,948     $266,136   $180,337

  Total noninterest revenues  $97,202   $64,948     $284,488   $180,337

For the third quarter of 1994, noninterest revenues increased 50% to $97.2 million from $64.9 million for the same period of 1993. Credit card securitization income increased $18.6 million or 52% to $54.4 million as average securitized credit card receivables grew 75% from the comparable quarter of 1993 and interchange income paid to the credit card trusts (included in securitization income) also increased. Credit card servicing income increased $8.2 million due to higher securitized balances. Income from mortgage banking activities increased $4.7 million to $9.8 million in the third quarter of 1994, principally as a result of a lower provision for off-balance sheet recourse reserves. The third quarter of 1993 included a strengthening of off-balance sheet recourse reserves. Leasing revenues, net, increased $3.8 million to $5.2 million primarily due to a 100% growth in average securitized lease receivables from the comparable quarter of 1993 and a third quarter 1994 securitization transaction. Credit card interchange income represents approximately 1.4% of credit card purchases less amounts paid to the securitization trusts, which amounts range from 1% to 2% of securitized balances and are included in credit card securitization income. Interchange income decreased $3.4 million due to a higher level of interchange fees being included in credit card securitization income, as well as an increase in the volume of balance transfer activity which yields no interchange income. Other income declined $.6 million primarily due to $.7 million of securities gains included in the third quarter of 1993.

For the nine month period ended September 30, 1994, noninterest revenues rose to $284.5 million from $180.3 million for the comparable 1993 period. This improvement resulted from a 63% growth in average securitized credit card receivables, from the gain on sale of credit cards (see Note 14 of Notes to Consolidated Condensed Financial Statements), and a 72% growth in average securitized lease receivables.

OPERATING EXPENSES

                                Three Months Ended     Nine Months Ended
                                  September 30,          September 30,
                                 1994      1993         1994      1993
  Salaries and employee
   benefits                     $21,913   $16,835     $ 63,936  $ 46,905
  External processing             6,133     4,459       16,139    11,873
  Credit card fraud losses        4,306     3,397       12,550    10,184
  Marketing                       3,443     4,534       21,803    13,962
  Postage                         3,069     2,470        8,822     7,061
  Professional fees               2,583     2,434        6,159     7,249
  Telephone expense               2,413     1,452        6,010     3,910
  Equipment expense               2,379     1,861        6,725     4,701
  Credit and collection
   expense                        2,293     1,966        5,728     5,390
  Occupancy expense               2,254     1,706        6,117     4,718
  Other                           2,527     3,605        7,711    10,424
  Total operating expenses      $53,313   $44,719     $161,700  $126,377

Operating expenses of $53.3 million for the three months ended September 30, 1994 increased 19% from $44.7 million for the same period of 1993. Operating expenses as a percentage of average managed receivables were 3.4% for the third quarter of 1994, down from 4.1% in the comparable 1993 period. The increase in operating expenses is attributable, in part, to a 16% increase in the number of employees from 1,501 at September 30, 1993 to 1,744 at September 30, 1994 to effectively service the current and anticipated account growth. Other expenses, including external processing, postage and telephone expense increased consistent with the increase in the number of credit card accounts managed.

For the first nine months of 1994, operating expenses increased 28% to $161.7 million from $126.4 million for the same 1993 period. Average managed receivables grew 44% over the same period of time. Operating expenses as a percentage of average managed receivables were 3.8% for the nine months ended September 30, 1994, down from 4.2% for the nine months ended September 30, 1993.


LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, both long- and short-term, through active management of both assets and liabilities. During the first nine months of 1994, the Company, through its subsidiaries, securitized $1.2 billion of credit card receivables, $239 million of mortgage loans and $70 million of equipment lease receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down deposits and to fund future credit card, mortgage and lease receivable growth. At September 30, 1994, the Company had approximately $1.2 billion of loan and lease receivables and $297 million of investments available for sale which could be sold to generate additional liquidity.

During 1993, the debt securities of Advanta Corp. achieved investment-grade ratings from the nationally recognized rating agencies. These ratings have allowed the Company to further diversify its funding sources. As a result, in 1994 the Company obtained a revolving credit facility totaling $255 million from a consortium of banks. In November 1993, the Company filed a shelf registration statement with the Securities and Exchange Commission for $1 billion of debt securities, and subsequently sold $150 million of three-year notes in the fourth quarter of 1993 and has sold $233 million of medium-term notes under this registration statement through the third quarter of 1994. The Company anticipates selling up to an additional $267 million of medium-term notes as needed.

Due to the continued success in marketing credit cards, the Company anticipates that its marketing and developmental expenditures in 1994 will be substantially higher than those of 1993. While there can be no assurance that this strategy will in fact result in continued rapid receivable growth, the Company believes that, in light of current market conditions, the Company's credit card offers will continue to appeal to consumers and will thus enable the Company to continue to increase its share of the domestic bank credit card market. The Company added 762,000 new credit card accounts during the first nine months of 1994, and now manages over 3.2 million credit card accounts, a 31% increase from a year ago. Credit card sales through September 30, 1994 were $5.8 billion, a 44% increase over the $4.1 billion generated in the first nine months of 1993.

Subsequent to September 30, 1994, the Company securitized $1 billion of credit card receivables, $250 million of which were previously included in securitized receivables, generating additional funding for future asset growth.

ASSET/LIABILITY MANAGEMENT

The Company attempts to minimize the impact of interest rate fluctuations on net interest income and net income by regularly evaluating the risk inherent in its asset and liability structure, including securitized assets. The risk arises from continuous changes in the Company's asset/liability mix, market interest rates, the yield curve, prepayment trends, and the timing of cash flows. Asset/liability computer simulations are performed at least monthly to evaluate net interest income volatility under varying rate, spread and volume projections over monthly time periods of up to two years.

In managing its interest rate sensitivity position, the Company periodically securitizes, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and short-term asset positions and uses financial derivative instruments. Financial derivative instruments are used for the express purpose of reducing the Company's interest rate risk and by policy are not used for any speculative purposes. The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the pricing dynamics of the underlying receivables sold to the trusts. Although credit card receivables are priced at a spread over the prime rate, they generally contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In instances when a significant portion of credit card receivables are at their floors, the Company has converted part of the underlying funding to a fixed rate by using interest rate hedges, swaps and fixed rate securitizations. In pricing mortgage and lease securitizations, both fixed rate and variable rate funding are used depending upon the characteristics of the underlying receivables.

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

        (b) A report on Form 8-K, dated October 19, 1994, was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ended September 30, 1994. A Financial Data Schedule was included as an exhibit in this Form 8-K.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Advanta Corp.

                                             (Registrant)


    November 11, 1994               By  /s/David Wesselink
                                        Senior Vice President and
                                        Chief Financial Officer

    November 11, 1994               By  /s/John J. Calamari
                                        Vice President, Finance and
                                        Principal Accounting Officer

                               EXHIBIT INDEX


    Exhibit                       Description

        2                          Inapplicable.

        4                          Inapplicable.

       10                          Inapplicable.

       11                          Inapplicable.

       15                          Inapplicable.

       18                          Inapplicable.

       19                          Inapplicable

       22                          Inapplicable.

       23                          Inapplicable.

       24                          Inapplicable.

       27 Incorporated by reference to Exhibit 27 to the Company's Report on Form 8-K filed October 19, 1994.

       99                          Inapplicable.