Form 10-K
period 1994-12-31
ADVANTA CORP
filed 1995-03-20
CIK 96638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

         / X / Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1994 or

         /   /          Transition report pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934 [No Fee Required]
                        for the transition period from_____________to
                        ____________

                        Commission File No. 0-14120


                                            Advanta Corp.
                        ------------------------------------------------------
                        (Exact name of Registrant as specified in its Charter)

                        Delaware                                                               23-1462070
         ----------------------------------------------------                    -----------------------------------
         (State or other jurisdiction of                                         (I.R.S. Employer Identification No.)
          organization)

         Brandywine Corporate Center, 650 Naamans Road, Claymont, Delaware                  19703
         -----------------------------------------------------------------            ------------------
         (Address of principal executive offices)                                         (Zip Code)

         Registrant's telephone number, including area code: (302) 791-4400
                                                             --------------
         Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class                       Name of each exchange on which registered

                   None                                             N/A

         Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value
                      Class B Common Stock, $.01 par value
- ------------------------------------------------------------------------------
                             (Title of each class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X       No
                                                   ---         ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

                                                  Advanta Corp. and Subsidiaries


         $ 400,865,321.50 as of March 1, 1995 which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the Company (however, this does not constitute a representation or acknowledgment that any of such individuals is an affiliate of the Registrant).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of March 3, 1995 there were 17,355,778 shares of the Registrant's Class A Common Stock, $.01 par value, outstanding and 23,185,692 shares of the Registrant's Class B Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).


Document                                                  Form 10-K Reference
- --------                                                  -------------------

Definitive Proxy Statement relating to the                Part III, Items 10-13
Registrant's 1995 Annual Meeting of
Stockholders, to be filed pursuant to
Regulation 14A not later than 120 days
following the end of the Registrant's
last fiscal year, and referred
to herein as the "Proxy Statement".

                                                  Advanta Corp. and Subsidiaries


                                     PART I
ITEM 1.  BUSINESS.

OVERVIEW

Advanta Corp. (the "Company") is a highly focused direct marketer of select consumer financial services. The Company primarily originates and services credit cards and mortgage loans. Other businesses include small ticket equipment leasing, credit insurance and deposit products. At year end 1994, assets under management totaled $9.3 billion.

         Approximately 78% of total revenues are derived from credit cards marketed through carefully targeted direct mail campaigns. By focusing primarily on the no fee gold card, the Company has successfully grown to one of the ten largest issuers of gold cards. Mortgage services contribute 9% of total revenues with a managed loan portfolio of $1.3 billion. Mortgage loans are originated through a network of branch offices, a direct originations center and correspondent relationships.

         The Company was incorporated in Delaware in 1974 as Teachers Service Organization, Inc., the successor to a business originally founded in 1951. In January 1988, the Company's name was changed from TSO Financial Corp. to Advanta Corp. The Company's principal executive office is located at Brandywine Corporate Center, 650 Naamans Road, Claymont, Delaware 19703. Its principal operating office is located at Five Horsham Business Center, 300 Welsh Road, Horsham, Pennsylvania 19044-0749. The Company's telephone numbers at its principal executive and operating offices are, respectively, (302) 791-4400 and (215) 657-4000. References to the Company in this Report include its consolidated subsidiaries unless the context otherwise requires.


CREDIT CARDS

The Company, which has been in the credit card business since 1983, issues gold and standard MasterCard(R)** MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.; VISA(R) is a federally registered servicemark of VISA, U.S.A., Inc. and VISA(R) credit cards nationwide. The Company has built a substantial cardholder base which, as of December 31, 1994, totaled 3.8 million accounts and $6.5 billion in managed receivables. According to industry statistics, the Company is one of the ten largest issuers of gold cards. Both gold and standard accounts undergo the same credit analysis, but gold accounts have higher initial credit limits because of the cardholders' better credit quality. In addition, gold accounts generally offer a wider variety of services to cardholders.

         The primary method of account acquisition is direct mail solicitation. The Company generally uses credit scoring by independent third parties and a proprietary market segmentation and targeting model to target its mailings to profitable segments of the market.

         In 1982, the Company acquired Colonial National Bank USA ("Colonial National"). As a national bank, Colonial National has the ability to make loans to consumers without many of the restrictions found in various state usury and licensing laws, to negotiate variable rate loans, to generate funds economically in the form of deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), and to include in its product mix a MasterCard and VISA credit card program. Substantially all of the Company's credit card receivables and bank deposits are originated by Colonial National.



- ---------------------
* MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.; VISA(R) is a federally registered servicemark of VISA, U.S.A., Inc.

                                                  Advanta Corp. and Subsidiaries


         MasterCard and VISA license banks, such as Colonial National and other financial institutions, to issue credit cards using their trademarks and to utilize their interchange networks. Cardholders may use their cards to make purchases at participating merchants or to obtain cash advances at participating financial institutions. Cardholders may also use special credit line drafts issued by Colonial National to draw against their Visa or MasterCard credit lines for cash, purchases or balance transfers. Each purchase is submitted to a merchant bank which remits to the merchant the purchase amount less a merchant discount fee, and submits the purchase to the card issuing bank for payment through the interchange system. The card issuing bank receives an interchange fee as compensation for the funding and credit risk that it takes when its customers use its credit card. MasterCard or VISA sets the interchange fee as a percentage of each card transaction (currently approximately 1.4%).

         The Company generates interest and other income from its credit card business through finance charges assessed on outstanding loans, interchange income, cash advance and other credit card fees, and securitization income as described below. Credit card income also includes fees paid by credit card customers for product enhancements they may select, and revenues paid to Colonial National by third parties for the right to market their products to the Company's credit card customers.

         Most of the Company's MasterCard and VISA credit cards carry no annual fee, and those credit cards which do include an annual fee generally have lower fees than those charged by many of the Company's competitors. The Company believes that this characteristic of no or low annual fee credit cards has appealed to consumers, and that the Company's credit cards have also appealed to consumers because of their competitive interest rates, quality service, payment terms and credit lines.

         While the Company believes that its credit card offers will continue to appeal to consumers for the reasons stated, the Company also notes that competition is increasing in the credit card industry. At the same time, the American people are becoming generally more sophisticated and demanding users of credit. These forces are likely to produce significant changes in the industry; in recent years they have resulted in slower growth and lower yields
for the industry, and these trends may continue.   The Company is devoting
substantial resources to meeting the challenges, and taking advantage of the opportunities, which management sees emerging in the industry. In 1994, this included significant focus on balance transfer initiatives, in which the Company encouraged consumers to transfer account balances they were maintaining with other credit card issuers to a Colonial National account with a lower interest rate. Approximately one-half of the growth in the Company's managed credit card receivables in 1994 resulted from balance transfers. The Company intends to continue exploring new approaches to the credit card market.

         The interest rates on the majority of the Company's credit card receivables are variable, tied to the prime rate. This helps the Company maintain net interest margins in both rising and declining interest rate environments. As Delaware, Colonial National's state of domicile, does not have a usury ceiling applicable to banks, there is no statutory maximum interest rate that the Company may charge its credit cardholders, nor does Delaware law limit the amount of any annual fees, late charges and other ancillary charges which may be assessed. While the state in which an individual cardholder resides may seek to regulate the annual fees and ancillary charges which Colonial National may charge to that state's residents, the enforceability of such regulation is unclear and is currently the subject
of litigation in certain states.   At the present time, the only Federal
appellate decision addressing this issue held such regulation to be unenforceable. See "Government Regulation--Colonial National."

                                                  Advanta Corp. and Subsidiaries


         The following table shows the geographic distribution by state of total managed credit card receivables among the top five states, together with the impaired credit card receivables in those states, as of December 31, 1994.

                                                             PERCENT OF      PERCENT OF       PERCENT OF
                                CREDIT                         TOTAL           TOTAL         IMPAIRED TO
                                 CARD           TOTAL        PORTFOLIO       IMPAIRED           TOTAL
                              RECEIVABLES      IMPAIRED       BY STATE       BY STATE        RECEIVABLES
                              -----------      --------       --------       --------        -----------
(Dollars in millions)

California                     $ 1,125.8         $12.6           17.2%          23.0%                .2%
New York                           460.8           4.9            7.0            8.9                 .1
Texas                              420.3           4.3            6.4            7.8                 .1
Florida                            369.8           4.0            5.7            7.3                 .0
Illinois                           304.9           2.4            4.7            4.4                 .0
Other                            3,856.8          26.7           59.0           48.6                 .4
                          --------------    ----------     ----------    -----------         ----------

                                                                                                     --
  TOTAL                        $ 6,538.4        $ 54.9          100.0%         100.0%                .8%
                           =============    ==========      =========     ==========          =========



         Since 1988, Colonial National has been active in the credit card securitization market, securitizing $2.2 billion of credit card receivables in 1994 and $5.4 billion since 1988. The Company continues to recognize income on a monthly basis from the securitized receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 of the Notes to Consolidated Financial Statements.

         Colonial National's securitization program provides a number of benefits: diversifying its funding base, providing liquidity, reducing the bank's regulatory capital requirements, lowering its cost of funds, providing a source of variable rate funding to complement the variable rate credit card portfolio and helping to limit the on-balance sheet growth of Colonial National to not more than 7% per annum. See "Government Regulation--The Company." Furthermore, Colonial National continues to own the credit card accounts and customer relationships, which the Company believes continue to build significant long-term value. While the Company believes that securitization will continue to be a reliable source of funding, there is no assurance that the Company will be able to continue securitizations in amounts or under terms comparable to its securitizations to date.

         A securitization involves the transfer by the Company of the receivables generated by a pool of credit card accounts to a securitization trust. Certificates issued by the trust and sold to investors represent undivided ownership interests in receivables transferred to the trust. The securitization results in removal of receivables from the Company's balance sheet for financial and regulatory accounting purposes. For tax purposes, the investor certificates are characterized as a collateralized debt financing of the Company.

         The trust receives finance and other charges paid by the credit card customers and pays a rate of return on a monthly basis to the certificate holders. While in most cases the rate of return paid to investors is variable in order to match the pricing dynamics of the underlying receivables, the Company also uses fixed rate securitizations in certain circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management." Credit losses on the securitized receivables are paid from the funds in the trust. The Company continues to service the accounts for a fee, generally two percent per annum of the securitized receivables. Excess funds (defined as finance charges plus miscellaneous fees less interest paid to certificate holders, credit losses and servicing fees) are first retained to build up a reserve fund to a certain level, after which amounts are remitted to the Company. The Company's relationship with its credit card customers is not affected by the securitization.

         Investors in the trust receive payments only of interest during the first two to four years of the trust. Thereafter, an amortization period (generally between six and ten months) commences, during which the certificate holders are entitled to payment of principal and interest. Acceleration of the commencement of the amortization period (which may occur in limited circumstances) on a securitization would accelerate the Company's funding

                                                  Advanta Corp. and Subsidiaries


requirement. Upon full repayment of principal to the certificate holders, whether as a result of normal or accelerated amortization, the trust's lien on the accounts terminates and all related receivables and funds held in the trust, including the reserve fund, are transferred to the Company.

         In February 1995, Advanta National Bank ("ANB"), a new federally chartered institution organized by the Company, opened for business. Currently, ANB assets do not represent a significant portion of the Company's assets. However, the Company does anticipate that ANB will, in the future, become the originator of a substantial portion of the Company's credit card assets.


MORTGAGE LOANS

The Company's subsidiary, Advanta Mortgage Corp. USA ("Advanta Mortgage"), originates, purchases, securitizes and services non-conforming credit first and second mortgage loans for itself and for Colonial National's "Advanta Mortgage USA" Division. Loan production is generated through a centralized direct origination center, a broker network serviced by selected sales locations, and correspondent relationships.

         Advanta Mortgage and Colonial National originate or purchase loans and then sell or securitize them, generally retaining servicing rights and the related excess cash flows. Consequently, the mortgage loan receivables on the Company's balance sheet are generally its most recently originated loans being held for sale. Thus, while mortgage loan receivables owned at December 31, 1994 were $143 million, during 1994 the Company originated or purchased $493 million and securitized $456 million of such receivables. At the time the receivables are sold or securitized, the Company recognizes a gain which is included in its mortgage banking income. See Note 1 to the Consolidated Financial Statements.

         While the Company has not historically offered mortgage lines of credit, which involve the extension of a revolving amount of credit to a borrower, the Company is planning to offer a home equity line of credit product beginning in 1995. The Company is also in the process of establishing a new consumer finance company, Advanta Finance Corp., which will provide another loan origination source, with loans marketed directly to the consumer through a branch office system. The first Advanta Finance Corp. branch offices will open in the first half of 1995.

         Advanta Mortgage services Colonial National's mortgage loan portfolio, packages Colonial National's mortgage loans for sale, and performs the servicing on loans sold by Colonial National where Colonial National retains the servicing rights and obligations. In addition, Advanta Mortgage performs fee-based servicing on loans originated and owned by unrelated third party mortgage lenders. Therefore, Advanta Mortgage and Colonial National's Advanta Mortgage USA Division have the following basic sources of income: net interest income on loans outstanding pending their sale, gains on sales and securitizations of loans, and loan servicing fees. The Company generally charges loan origination fees and incurs certain direct costs associated with loan originations. These fees and costs are netted against the gain income when the mortgage loans are sold. Interest income earned on loans prior to their sale or securitization is included in the Company's interest revenues, as detailed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income."

         Advanta Mortgage and Colonial National began securitizing mortgage loans in 1988, when they privately placed with institutional investors $72 million of certificates representing fractional ownership interests in securitization trusts. Since 1991, Advanta Mortgage and Colonial National have securitized loans through publicly offered mortgage securitization transactions. They publicly securitized $385 million in 1992, $608 million in 1993 and $456 million in 1994.

         A securitization involves the transfer of specified pools of mortgage loans to a trust which issues certificates representing undivided ownership interests in the loans. The Company acts as servicing agent for the trust, providing customer service and collection efforts, and receives loan servicing fees equal to .5% per annum of the securitized receivables. Finance and other charges paid to the trust are used to pay the investors interest on their certificates and other costs of the trust. Excess amounts, net of credit losses, are ultimately paid to the Company. Credit losses on the securitized loans reduce the amount of these payments to the Company.

                                                  Advanta Corp. and Subsidiaries


Significant differences from the Company's credit card securitizations, however, include: (1) while in most cases the credit card securitization certificates pay a variable interest rate (which complements the variable rate pricing on the Company's credit cards), the mortgage securitization certificates generally carry a fixed rate of interest (as do most of the mortgage loans held by the trust), and (2) payments to investors in the mortgage loan securitizations include both principal and interest from the outset, since the loans held by the trust are not revolving credit lines.

         At December 31, 1994, Advanta Mortgage and Colonial National had approximately $143 million of mortgage loan receivables outstanding secured by mortgages. Additionally, as of that date, Advanta Mortgage was servicing approximately $1.2 billion in mortgage loans sold by the Company's subsidiaries, as well as $190 million of "contract servicing" receivables. Contract servicing receivables are not included in the Company's "managed portfolio," as the performance of such loans does not have a material impact on either the Company's net income or its credit risk profile. In contrast, the performance of the managed portfolio, including loans sold by the Company, can materially impact ongoing mortgage banking income. See Note 1 to the Consolidated Financial Statements.

         Approximately 71% of the managed portfolio is secured by first mortgages and the balance is secured by second mortgages. At December 31, 1994, total mortgage loans managed, and the nonperforming loans included in these totals, are concentrated in the following five states:

                                                                                                                 PERCENT OF
                                                                         PERCENT OF         PERCENT OF         NONPERFORMING
                                     MORTGAGE         TOTAL             PORTFOLIO BY      NONPERFORMING           TO TOTAL
                                   RECEIVABLES       NONPERFORMING       STATE               BY STATE           RECEIVABLES
                                   -----------       -------------       ---------           --------           -----------
              (Dollars in
              millions)
              California              $316.3                $7.5             23.5%               16.8%               0.5%
              New York                 165.1                 7.8             12.3                17.5                0.6
              New Jersey               154.0                11.8             11.4                26.4                0.9
              Maryland                 138.1                 3.5             10.3                 7.8                0.3
              Pennsylvania             107.6                 4.2              8.0                 9.4                0.3
              Other                    465.0                 9.9             34.5                22.1                0.7
                                       -----                 ---             ----                ----                ---
                TOTAL               $1,346.1               $44.7            100.0%              100.0%               3.3%
                                    ========               =====           ======              ======               ====

         Geographic concentration carries a risk of increased delinquency and/or loss if an area suffers an economic downturn. Advanta Mortgage monitors economic conditions in those regions through market and trend analyses. A Credit Policy Committee meets through the year to update lending policies based on the results of analyses, which may include abandoning lending activities in economically unstable areas of the country. The Company believes that the concentrations of nonperforming loans reflected in the preceding table are not necessarily reflective of general economic conditions in each region, but rather reflect the credit risk inherent in the different grades of loans originated in each area. The interest rate charged and the maximum loan-to-value ratio permitted with respect to each grade of loans are adjusted to compensate for the credit risk inherent in that loan grade. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Credit Losses" and "-- Credit Risk Management -- Asset Quality."

                                                  Advanta Corp. and Subsidiaries


EQUIPMENT LEASING AND OTHER SMALL BUSINESS SERVICES

The Company's subsidiary, Advanta Business Services ("ABS"), formerly Advanta Leasing Corp., engages primarily in non-cancelable financing leases of equipment, including computers, fax machines, copiers and commercial cleaning equipment, primarily to professionals and small businesses. The average initial cost of leased equipment is approximately $7,000. Costs relating to equipment maintenance, insurance and personal property taxes are the responsibility of the lessee. In October 1991, ABS closed its first securitization of lease receivables with a private placement of $74.5 million of certificates and closed a similar transaction in the amount of $53 million in September 1992. ABS securitized $68 million and $102 million of lease receivables in 1993 and 1994, respectively. Securitization of lease receivables is substantially similar to mortgage loan securitization as described above, except that the servicing fee payable to ABS is 1.25% per annum of the securitized lease receivables.

         In the third quarter of 1994, ABS began marketing business credit cards which are issued through Advanta Financial Corp. ("AFC"), formerly known as Colonial National Finance Corp., to its small business customers. As of December 31, 1994, the receivables on these cards issued were immaterial to the Company.

         The Company anticipates ABS's origination volume increasing in 1995. ABS's 1994 originations, including $29 million of portfolio acquisitions, totaled $190 million. At December 31, 1994, ABS serviced a portfolio of $265 million of net lease receivables, including $179 million of securitized receivables


CREDIT INSURANCE AND CREDIT PROTECTION

Through unaffiliated insurance carriers, the Company offers credit life, disability and unemployment insurance to its credit cardholders and credit life insurance and a limited life/disability/unemployment insurance product to its mortgage loan customers. The unaffiliated insurers reinsure 100% of the risk on the credit card credit and limited mortgage life, disability and unemployment insurance (but not the mortgage loan credit life insurance) with one or more of the Company's insurance subsidiaries. Such subsidiaries receive reinsurance premiums approximating 94% of the net premiums written. The subsidiaries are obligated to pay all losses and refunds, and have amounts withheld by the insurance carriers or maintain amounts in separate trust accounts for the benefit of these insurance carriers in an amount equal to statutory reserves as defined by the reinsurance agreements. In addition, in 1992, one of the insurance subsidiaries began direct underwriting of an indemnity policy protecting certain interests in the business equipment leased to customers of ABS against sudden and accidental loss.

         The credit card credit life insurance insures the life of the borrower (and any joint borrower) and provides for the payment to the primary beneficiary (the lender) in the event of the borrower's death, an amount equal to the unpaid loan balance and accrued interest (subject to a maximum amount equal to the lesser of the borrower's balance at the date of death or $5,000). The credit disability and unemployment insurance pays the minimum monthly payment required by the credit card loan with respect to the debt outstanding at the commencement of a period of the primary borrower's disability or unemployment until the time the customer is able to return to work up to a maximum amount equal to the lesser of the borrower's balance at the date of unemployment or disability or $5,000.

         Commencing in 1992, Colonial National began offering its credit card customers in certain states the option to purchase a debt cancellation agreement entitled Credit Protection Plus(R). Under the terms of the contract, Colonial National will forgive the borrower's balance in the event of the death or permanent disability of either the primary or joint credit card borrower up to the lesser of $10,000, the customer's balance or the customer's credit limit at the time of death or disability. In addition, Colonial National will freeze the contractual principal payment obligation and waive all interest and service fees in the event that either the primary or joint

                                                  Advanta Corp. and Subsidiaries


credit card borrower is unable to work due to involuntary unemployment or short-term disability, commencing from the period of unemployment or disability and extending to the lesser of twelve months or the time the customer is able to return to work. Colonial National has purchased insurance protection against excess losses incurred for providing these services, which insurance protection is directly underwritten by one of the Company's insurance subsidiaries.


DEPOSIT, SAVINGS AND INVESTMENT PRODUCTS

The Company offers a range of insured savings and transaction accounts through Colonial National, and offers uninsured investment products through the direct and brokered public sale of its debt securities. Bank deposit services include demand deposits, money market savings accounts, statement savings accounts, retail certificates of deposit, and large denomination certificates of deposit (certificates of $100,000 or more). During 1993, both the senior debt securities of Advanta Corp. and the senior debt securities and deposits of Colonial National achieved investment-grade ratings from the nationally recognized rating agencies. These ratings have allowed the Company to further diversify its funding sources. In November 1993, the Company filed a shelf registration statement with the Securities and Exchange Commission for $1 billion of senior debt securities, and subsequently sold $150 million of three-year notes in an underwritten transaction. The Company established a $500 million medium-term note program, Series A, under this registration statement. As of March 1, 1995, all of the Series A notes have been issued.
In addition, the Company established a $350 million medium-term note program, Series B, of which $15 million has been issued as of March 1, 1995.

         Consumer deposit business at Colonial National is generated from repeat sales to existing customers and new deposits from individuals attracted by newspaper advertising and direct mail solicitations. Also, Colonial National offers retail certificates of deposit to customers through several nationally recognized broker/dealer firms which offer "Master Certificate of Deposit" programs to banks throughout the nation. Under these programs, the customers of the broker/dealer firms may purchase Colonial National certificates of deposit in $1,000 increments, from $1,000 to $100,000. The award of investment grade ratings to Colonial National's senior debt securities has allowed the bank to acquire additional sources of institutional funds through both deposit and non-deposit products. Colonial National has established a $500 million short-term note program, whereby debt of Colonial National is sold to institutional investors. Under this program, $85 million was issued and outstanding as of December 31, 1994. Together, these various programs provide Colonial National and Advanta with diverse cost effective sources of funding. Additionally, in 1994 further diversification was achieved when the Company obtained revolving credit facilities totaling $255 million from a consortium of banks and $255 million in money market bid lines.

         Investments in the Company's senior debt securities are marketed primarily to institutional investors through underwritten offerings as well as direct placements pursuant to the Company's medium-term note and Colonial National's short-term note programs. Investments in the Company's subordinated debt securities are generated from newspaper advertisements and direct mail marketing efforts to existing and prospective investors. These subordinated debt securities historically have been and continue to be offered to investors with a variety of maturities (currently ranging from demand to five years) and yield options. Further, a wholly-owned subsidiary of the Company, Advanta Financial Corp. ("AFC"), began taking deposits in the form of certificates of deposit in January 1992. AFC is an FDIC-insured industrial loan corporation organized under the laws of the State of Utah. The activities of AFC are not currently material to the Company's business.

                                                  Advanta Corp. and Subsidiaries


GOVERNMENT REGULATION


THE COMPANY

The Company is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company owns Colonial National, which is a "bank" as defined under the BHCA as amended by the Competitive Equality Banking Act of 1987 ("CEBA"). However, under certain grandfathering provisions of CEBA, the Company is not required to register as a bank holding company under the BHCA, because Colonial National, which takes demand deposits but does not make commercial loans, did not come within the BHCA's definition of the term "bank" prior to the enactment of CEBA and it complies with certain restrictions set forth in CEBA, such as limiting its activities to those in which it was engaged prior to March 5, 1987 and limiting its growth rate to not more than 7% per annum. Such restrictions also prohibit Colonial National from cross-marketing products or services of an affiliate that are not permissible for bank holding companies under the BHCA. In addition, the Company complies with certain other restrictions set forth in CEBA, such as not acquiring control of more than 5% of the stock or assets of an additional "bank" or "savings association" as defined for these purposes under the BHCA. Consequently, the Company is not subject to examination by the Federal Reserve Board (other than for purposes of assuring continued compliance with the CEBA restrictions referenced in this paragraph). Should the Company or Colonial National cease complying with the restrictions set forth in CEBA, registration as a bank holding company under the BHCA would be required.

         Registration as a bank holding company is not automatic. The Federal Reserve Board may deny an application if it determines that control of a bank by a particular company will cause undue interference with competition or that such company lacks the financial or managerial resources to serve as a source of strength to its subsidiary bank. While the Company believes that it meets the Federal Reserve Board's managerial standards and that its ownership of Colonial National has improved the bank's competitiveness, should the Company be required to apply to become a bank holding company the outcome of any such application cannot be certain.

         Registration as a bank holding company would subject the Company and its subsidiaries to inspection and regulation by the Federal Reserve Board. Although the Company has no plans to register as a bank holding company at this time, the Company believes that registration would not restrict, curtail, or eliminate any of its activities at current levels, except that some portions of the current business operations of the Company's insurance subsidiaries would have to be discontinued, the effects of which would not be material.


COLONIAL NATIONAL BANK USA

The Company conducts substantially all its deposit-taking activities and credit card lending business, as well as a large portion of its mortgage lending business, through Colonial National. Under Federal law, Colonial National may "export" (i.e., charge its customers resident in other states) the finance charges permissible under the law of its state of domicile, Delaware, which state has no usury statute applicable to banks. Consistent with prevailing industry practice, the Company also exports credit card fees (including, for example, annual fees, late charges and fees for exceeding credit limits) permitted under Delaware law. There is no precedent clearly applicable to Colonial National as to the permissibility of exporting such fees. In a case involving this issue (to which the Company was not a party), the United States Court of Appeals for the First Circuit ruled that the Commonwealth of Massachusetts did not have the power to prevent a Delaware state-chartered financial institution from charging Massachusetts residents credit card fees in excess of those allowed under Massachusetts law. The United States Supreme Court declined to consider an appeal of the First Circuit's decision, and so that decision became final in 1992. However, litigation involving this issue has been initiated against other credit card issuers in several states, and it is possible that a contrary appellate decision could be reached in a jurisdiction where the judgment of the First Circuit Court of Appeals is not binding. The Company cannot quantify the impact on its business, as a result of possible loss of fees,

                                                  Advanta Corp. and Subsidiaries


penalties or other sanctions, that could result from an adverse determination on this issue in one or more states.

         Colonial National is subject primarily to regulation and periodic examination by the Office of the Comptroller of the Currency (the "Comptroller"). Such regulation relates to the maintenance of reserves for certain types of deposits, the maintenance of certain financial ratios, transactions with affiliates and a broad range of other banking practices. As a national bank, Colonial National is subject to provisions of federal law which restrict its ability to extend credit to its affiliates or pay dividends to its parent company. See "Dividends and Transfers of Funds."

         Colonial National is subject to capital adequacy guidelines approved by the Comptroller. These guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. As of December 31, 1994, the minimum required ratio of total capital to risk-weighted assets (including certain off-balance sheet items) was 8%. At least half of the total capital is to be comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock ("Tier 1 capital"). The remainder may consist of other preferred stock, certain hybrid debt/equity instruments, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses ("Tier 2 capital"). In addition, the Comptroller has also adopted a minimum leverage ratio (Tier 1 capital divided by total average assets) of 3% for national banks that meet certain specified criteria, including that they have the highest regulatory rating. Under this guideline, the minimum leverage ratio would be at least 1 or 2 percentage points higher for national banks that do not have the highest regulatory rating, for national banks undertaking major expansion programs, and for other
national banks in certain circumstances.   As of December 31, 1994, Colonial
National's Tier 1 capital ratio was 7.95%. The combined Tier 1 and Tier 2 capital ratio was 12.04%, and the leverage ratio was 8.15%.

         Recognizing that the risk-based capital standards address only credit risk (and not interest rate, liquidity, operational or other risks), the Comptroller has indicated that many national banks will be expected to maintain capital in excess of the minimum standards. As indicated above, Colonial National's capital levels currently exceed the minimum standards. To date, the Comptroller has not required Colonial National to maintain capital in excess of the minimum standards. However, there can be no assurance that such a requirement will not be imposed in the future, or if it is, what higher standard will be applicable.

         In addition, pursuant to certain provisions of the FDIC Improvement Act of 1991 ("FDICIA") and regulations promulgated thereunder, FDIC insured institutions such as Colonial National may only accept brokered deposits without FDIC permission if they meet certain capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are "well-capitalized." To be "well-capitalized," a bank must have a ratio of total capital to risk-weighted assets of not less than 10%, Tier 1 capital to risk-weighted assets of not less than 6%, and a Tier 1 leverage ratio of not less than 5%. Based on the applicable standards under these regulations, Colonial National is currently "well-capitalized," and the Company intends to maintain Colonial National as a "well-capitalized" institution.


OTHER FDIC-INSURED DEPOSITORY INSTITUTIONS

In January 1992, Advanta Financial Corp. ("AFC") opened for business and began taking deposits. AFC is an FDIC-insured industrial loan corporation organized under the laws of the State of Utah and is subject to examination and regulation by both the FDIC and the Utah Department of Financial Institutions. At December 31, 1994, AFC had deposits of $33 million and total assets of $49 million. Currently, AFC's principal activity consists of small ticket equipment lease financing. AFC is also the issuer of the small business credit cards marketed by ABS.

         In February 1995, Advanta National Bank ("ANB") opened for business. As a national bank, ANB, like Colonial National, is subject primarily to regulation and periodic examination by the Comptroller, and the

                                                  Advanta Corp. and Subsidiaries


regulations described above with respect to Colonial National apply equally to ANB. As with Colonial National, the Company intends to maintain ANB as a "well-capitalized" institution.

         Under CEBA, neither AFC nor ANB is considered a "bank" for purposes of the BHCA, and so the Company's ownership of these institutions does not impact the Company's exempt status under the BHCA. ANB is a "credit card bank" under CEBA, and as such is subject to certain restrictions, including that it may only engage in credit card operations, it may not offer checking or transaction accounts, and it may only accept time deposits in amounts of $100,000 or more. However, unlike Colonial National, ANB's growth will not be limited to 7% per annum. Consequently, the Company anticipates that in the future, a substantial portion of the Company's credit card receivables may be originated by ANB.


LENDING AND LEASING ACTIVITIES

The Company's activities as a lender are also subject to regulation under various federal and state laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Community Reinvestment Act, the Electronic Funds Transfer Act, and the Fair Credit Reporting Act. Provisions of those statutes, and related regulations, among other matters, require disclosure to borrowers of finance charges in terms of an annual percentage rate, prohibit certain discriminatory practices in extending credit, require the Company's FDIC-insured depository institutions to serve the banking needs of their local communities, and regulate the dissemination and use of information relating to a borrower's creditworthiness. Certain of these statutes and regulations also apply to the Company's leasing activities. In addition, Advanta Mortgage and its subsidiaries are subject to licensure and regulation in various states as mortgage bankers, mortgage brokers, and originators, sellers and servicers of mortgage loans.


DIVIDENDS AND TRANSFERS OF FUNDS

There are various legal limitations on the extent to which Colonial National, AFC or ANB can finance or otherwise supply funds through dividends, loans or otherwise to the Company and its affiliates. The prior approval of the Comptroller is required if the total of all dividends declared by Colonial National in any calendar year exceeds its net profits (as defined) for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus accounts. In addition, Colonial National may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. The Comptroller also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in any unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Comptroller could claim that a dividend payment might under some circumstances be an unsafe or unsound practice. All of these restrictions also apply to ANB.

         Colonial National, AFC and ANB are also subject to restrictions under Sections 23A and 23B of the Federal Reserve Act. These restrictions limit the transfer of funds by the depository institution to the Company and certain other affiliates, as defined in that Act, in the form of loans, extensions of credit, investments or purchases of assets, and they require generally that the depository institution's transactions with its affiliates be on terms no less favorable to the bank than comparable transactions with unrelated third parties. These transfers by any one institution to the Company or any single affiliate are limited in amount to 10% of the depository institution's capital and surplus and transfers to all affiliates are limited in the aggregate to 20% of the depository institution's capital and surplus. Furthermore, such loans and extensions of credit are also subject to various collateral requirements. In addition, in order for the Company to maintain its grandfathered exemption under CEBA, neither Colonial National nor ANB may make any loans to the Company or any of its subsidiaries.

                                                  Advanta Corp. and Subsidiaries


         The Company's insurance subsidiaries are insurance companies organized under and regulated by Arizona law. Arizona insurance regulations restrict the amount of dividends which an insurance company may distribute without the prior consent of the Director of Insurance.


GENERAL

Because the banking and finance businesses in general are the subject of such extensive regulation at both the state and federal levels, and because numerous legislative and regulatory proposals are advanced each year which, if adopted, could affect the Company's profitability or the manner in which the Company conducts its activities, the Company cannot now predict the extent of the impact of any such new laws or regulations.

         Various legislative proposals have been introduced in Congress in recent years, including, among others, proposals relating to imposing a statutory cap on credit card interest rates, permitting affiliations between banks and commercial or securities firms, and proposals which would place new restrictions on a lender's ability to utilize pre-screening of consumers' credit reports through credit reporting agencies (credit bureaus) in connection with the lender's direct marketing efforts. It is impossible to determine whether any of these proposals will become law and, if so, what impact they will have on the Company.

         In September 1992, the Federal Communications Commission established rules implementing the Telephone Consumer Protective Act of 1991 which limits telephone solicitations to residences. Because the statute exempts telemarketing to existing or former customers, it does not materially impact the Company's current business operations. In 1994, Congress adopted the Interstate Banking and Branching Efficiency Act, which statute permits nationwide interstate bank acquisitions beginning in 1995, and interstate bank branching in 1997 (or earlier at a state's option). The Company does not currently believe that the changes in the country's banking system wrought by this statute will materially impact the Company's business.


COMPETITION

As a marketer of credit products, the Company faces intense competition from numerous providers of financial services. Many of these companies are substantially larger and have more capital and other resources than the Company. Competition among lenders can take many forms including convenience in obtaining a loan, customer service, size of loans, interest rates and other types of finance or service charges, duration of loans, the nature of the risk which the lender is willing to assume and the type of security, if any, required by the lender. Although the Company believes it is generally competitive in most of the geographic areas in which it offers its services, there can be no assurance that its ability to market its services successfully or to obtain an adequate yield on its loans will not be impacted by the nature of the competition that now exists or may develop.

         In the VISA and MasterCard market, the Company competes with national, regional, and local issuers. Additionally, American Express, Discover Card and Diners Club represent additional competition in the general purpose credit card markets in the Unites States. The Company does not believe that single purpose credit cards such as oil company, department store or telephone credit cards represent a significant competitive threat.

         In seeking investment funds from the public, the Company faces competition from banks, savings institutions, money market funds, credit unions and a wide variety of private and public entities which sell debt securities, some of which are publicly traded. Many of the competitors are larger and have more capital and other resources than the Company. Competition relates to such matters as rate of return, collateral, insurance or guarantees applicable to the investment (if any), the amount required to be invested, convenience and the cost to and conditions imposed upon the investor in investing and liquidating his investment (including any commissions which must be paid or interest forfeited on funds withdrawn), customer service, service charges, if any, and the taxability of interest.

                                                  Advanta Corp. and Subsidiaries


EMPLOYEES

As of December 31, 1994, the Company had 1,753 employees, up from 1,614 employees at the end of 1993. The Company believes that it has good relationships with its employees. None of its employees are represented by a collective bargaining unit.

                                                  Advanta Corp. and Subsidiaries


ITEM 2.  PROPERTIES.

The Company leases an aggregate of approximately 155,000 square feet of office space in five office buildings located in Horsham, Pennsylvania, a Philadelphia suburb, and owns two buildings in Horsham aggregating approximately 128,000 square feet. The Company also leases an aggregate of approximately 60,000 square feet of office space for its Advanta Mortgage and Advanta Finance Corp. offices in California, New Jersey, New York and Maryland. In New Jersey, Advanta Business Services owns a 56,000 square foot building.

         The Company's principal executive offices and Colonial National's principal operating offices are currently located in approximately 83,000 square feet of leased space in two office buildings in Delaware.


ITEM 3.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                                  Advanta Corp. and Subsidiaries


                      EXECUTIVE OFFICERS OF THE REGISTRANT


Each of the executive officers of the Company listed below was elected by the Board of Directors, to serve at the pleasure of the Board in the capacities indicated.

                                                                                              Date Elected to
Name                                       Age              Office                            Current Position
- --------------------------------------------------------------------------------------------------------------

Dennis Alter                               52               Chairman of the Board                     1972
                                                            and Chief Executive Officer

Alex W. "Pete" Hart                        55               Executive Vice Chairman and               1994
                                                            Director

Richard A. Greenawalt                      51               President, Chief Operating                1987
                                                            Officer and Director

Ronald W. Averett                          38               Vice President, Credit Card               1988
                                                            Operations/Collections

Jeffrey D. Beck                            46               Vice President and Treasurer              1992

Anthony P. Brenner                         37               Senior Managing Director,                 1994
                                                            Advanta Partners LP

John J. Calamari                           40               Vice President, Finance                   1988

Stewart Dougherty                          41               Senior Vice President,                    1994
                                                            Strategic Business Development

Katharin S. Dyer                           37               Vice President, Marketing                 1992

Michael A. Girman                          45               Vice President, Audit and Control         1991

John Hofmann                               48               Vice President, Human Resources           1987

James W. John                              44               Senior Vice President,                    1994
                                                            Corporate Administration

Albert E. Lindenberg                       42               President and Director,                   1988
                                                            Advanta Business Services

Robert A. Marshall                         54               Executive Vice President and              1993
                                                            Group Executive,
                                                            Consumer Financial Services

Edward Millman                             43               Vice President and Chief Financial        1993
                                                            Officer, Consumer Financial Services

                                                  Advanta Corp. and Subsidiaries



Milton Riseman                             58               Senior Vice President and President,      1994
                                                            Advanta Mortgage Corp. USA

John Roblin                                49               Senior Vice President and
                                                            Chief Information Officer,                1994
                                                            Consumer Financial Services

Gene S. Schneyer                           41               Vice President, Secretary                 1989
                                                            and General Counsel

David D. Wesselink                         52               Senior Vice President and                 1993
                                                            Chief Financial Officer

         Mr. Alter became Executive Vice President and a director of the Company in 1967. He was elected President and Chief Executive Officer in 1972, and Chairman of the Board of Directors in August 1985. In February 1986, he relinquished the title of President, retaining the positions of Chairman and Chief Executive Officer.

         Mr. Hart joined the Company in March 1994 as Executive Vice Chairman. For the five years prior to that he had been President and Chief Executive Officer of MasterCard International, Inc., a worldwide association of over 29,000 member financial institutions. Prior to joining MasterCard in November 1988, Mr. Hart was Executive Vice President of First Interstate Bancorp, Los Angeles, California.

         Mr. Greenawalt was elected President and Chief Operating Officer of the Company in November 1987. Prior to joining the Company, Mr. Greenawalt served as President of Transamerica Financial Corp., Los Angeles, California, from May 1986. For the 15 years prior to that, Mr. Greenawalt served in various capacities with Citicorp, including most recently as Chairman and Chief Executive Officer of Citicorp Person-to-Person, Inc., St. Louis, Missouri, and, prior to that, as President and Chief Executive Officer of Citicorp Retail Services, Inc., New York, New York.

         Mr. Averett came to the Company as Vice President in January 1988. Prior to joining the Company, Mr. Averett worked with Citicorp from 1980 to 1987. Most of this tenure was in a retail credit card division (CRS) holding a wide array of positions from financial analyst to credit cycle manager and eventually Regional Collections Manager.

         Mr. Beck joined the Company in 1986 as Senior Vice President of Colonial National and was elected Vice President and Treasurer in 1992. Prior to joining the Company, he was Vice President, Fidelity Bank, N.A., responsible for asset/liability planning, as well as for managing a portfolio of investment securities held at the bank. From 1970 through 1980, he served in various treasury and planning capacities for Wilmington Trust Company.

         Mr. Brenner was elected as Senior Managing Director, Advanta Partners LP in 1994. Prior to his joining Advanta Partners LP, Mr. Brenner has served on the Company's Board of Directors since May 1992. Prior to joining Advanta Partners LP, he had been president of Cedar Capital Investors, LTD, the managing partner of a private venture capital partnership, since 1989. Concurrently, Mr. Brenner served as Chairman and Chief Executive Officer of Liebhardt Mills, Inc. and Chairman of Servomation International, LP.

                                                  Advanta Corp. and Subsidiaries


         Mr. Calamari joined the Company in May 1988. From May 1985 through April 1988, Mr. Calamari served in various capacities in the accounting departments of Chase Manhattan Bank, N.A. and its subsidiaries, culminating in the position of Chief Financial Officer of Chase Manhattan of Maryland. From 1976 until May 1985, Mr. Calamari was an accountant with the public accounting firm of Peat, Marwick, Mitchell in New York.

         Mr. Dougherty was elected Senior Vice President, Strategic Business Development in September 1994. Mr. Dougherty came to the Company from MCI Telecommunications, where he held the position of Vice President, International Brand Marketing. Prior to joining MCI in April 1983, Mr. Dougherty served as Vice President, Business Development at Fidelity Capital.

         Ms. Dyer joined the Company as Vice President, Marketing in 1992. Prior to joining the Company, she was Vice President and Director of Marketing for the Retail Finance Division of MNC Financial. From 1985 to 1989, she was Director, Product Development and Management at the Student Loan Marketing Association and had previously held marketing management positions with Citicorp in their credit card, mortgage and consumer finance businesses.

         Mr. Girman joined the Company as Vice President, Accounting Operations, Policies and Procedures in July 1988, and was elected Vice President, Audit and Control, in April 1991. Prior thereto, Mr. Girman served as Vice President, Management Accounting and Accounting Policies and Procedures for The Chase Manhattan Bank (USA), N.A. from April 1985 until joining the Company.

         Mr. Hofmann came to the Company as Director of Human Resources in November 1986 and was elected Vice President, Human Resources in March 1987. Prior to joining the Company, he was Manager, Human Resources Planning and Development for Subaru of America, Inc. from October 1984, and Manager, Management and Organization Development for Shared Medical Systems, Inc. from March 1981 until October 1984.

         Mr. John was elected as Senior Vice President of Corporate Administration in June 1994. Prior to joining the Company, Mr. John served as Executive Vice President for MasterCard International from April 1989. Before going to MasterCard International, Mr. John served eleven years at First Interstate Bancorp, holding a variety of senior level financial positions.

         Mr. Lindenberg had been the Chairman of the Board and President of an equipment leasing business, LeaseComm Financial Corporation, from that Company's inception in June 1985 until its purchase by the Company in 1987. Following the acquisition, Mr. Lindenberg was elected President and Chief Executive Officer of Advanta Business Services, formerly Advanta Leasing Corp., the successor to LeaseComm. Prior to starting LeaseComm, Mr. Lindenberg had been with First Pennsylvania Bank, Philadelphia, Pennsylvania since 1982, where he had served in various capacities, most recently as Vice President of the national division responsible for that bank's commercial lending activities in leasing and electronics.

         Mr. Marshall joined the Company in January 1988 and was elected Senior Vice President in February 1988 and Executive Vice President in 1993. Prior to joining the Company, from July 1987 he was Chief Operations Officer of a Scudder, Stevens & Clark joint venture. Prior to that, Mr. Marshall served in various capacities at Citibank from 1976. At the time he left Citibank, he was a Senior Vice President of Citicorp Retail Services, managing a major portion of its client relationships.

         Mr. Millman joined the Company in September 1989 and was elected Assistant Treasurer in July 1990 and Vice President, Corporate Funds Management in August 1991. In November 1993, he became Chief Financial Officer of the Consumer Financial Services unit. Prior to joining the Company, Mr. Millman served as Director of Financial Planning for Knight Ridder, Inc. from March 1987 to January 1988, and as Chief Financial Officer of Osteotech, Inc. from January 1988 to September 1989.

                                                  Advanta Corp. and Subsidiaries



         Mr. Riseman came to the Company in June 1992 as Senior Vice President, Administration. He was appointed to his present position in February 1994. Prior to joining the Company, Mr. Riseman had 27 years experience with Citicorp, most recently as Director of Training and Development. Prior to that he held Citicorp positions as Business Manager for the Long Island Region, Head of Policy and Administration for New York's Retail Bank, and Chairman of Citicorp Acceptance Co. which was involved in the financing and leasing of autos and financing of mobile homes.

         Mr. Roblin joined the Company in November 1994 as Senior Vice President and Chief Information Officer for the Consumer Financial Services unit. Prior to joining the Company, Mr. Roblin served The Traveler's Personal Lines Insurance Company, briefly, as Chief Information Officer from May 1994. Prior to that, Mr. Roblin was Senior Vice President and Chief Information Officer for U.S. Fidelity and Guaranty Company from April 1991. Before Joining U.S. Fidelity and Guaranty Company, Mr. Roblin spent 19 years with Chubb and Sons Inc., serving as the Chief Information Officer from June 1986 until December 1992.

         Mr. Schneyer joined the Company as Associate General Counsel in September 1986 and was elected to the offices of Vice President, Secretary and General Counsel in March 1989. Prior to joining the Company, from October 1983, Mr. Schneyer was an attorney in the Legal Department of Allied-Signal, Inc., Morristown, New Jersey.

         Mr. Wesselink joined the Company in November 1993 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Wesselink was Vice President and Treasurer of Household International.
Previous positions held by Mr. Wesselink in his 23 years at Household included Vice President-Director of Research, Group Vice President-Chief Financial Officer of Household Finance Corporation (HFC) and Senior Vice President-Chief Financial Officer of HFC.

                                                  Advanta Corp. and Subsidiaries


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.


COMMON STOCK PRICE RANGES AND DIVIDEND POLICY.

In April 1992, the Company approved a dual class stock plan which resulted in an effective two-for-one stock split and established two classes of common stock effective May 5, 1992. On September 23, 1993, the Board of the Directors approved a three-for-two stock split effected in the form of a 50% stock dividend on both the Class A and Class B common stock to shareholders of record as of October 4, 1993, which dividend was paid on October 15, 1993. All share and per share amounts have been adjusted to reflect this stock split as a result of the stock dividend. Both classes of the Company's common stock are traded on the NASDAQ National Market System under the trading symbols of ADVNB (non-voting common stock) and ADVNA (voting common stock). Following are the high and low sale prices and cash dividends declared for the last two years as they apply to each class of stock:

                                                                                 Cash Dividends
                            Quarter Ended:                High         Low          Declared
                            -------------------------------------------------------------------


                            Class B:
                            --------
                            March 1993                  $25.33       $16.00            $.04
                            June 1993                    26.50        20.17             .05
                            September 1993               36.50        25.33             .05
                            December 1993                38.50        25.00             .06

                            March 1994                   33.25        26.00             .06
                            June 1994                    37.50        28.75             .06
                            September 1994               34.75        26.50             .06
                            December 1994                30.50        23.25             .08

                            Class A:
                            --------
                            March 1993                  $29.33       $19.00           $.033
                            June 1993                    32.50        24.17            .042
                            September 1993               41.50        29.83            .042
                            December 1993                46.75        29.25            .050

                            March 1994                   36.00        26.50            .050
                            June 1994                    41.75        30.50            .050
                            September 1994               37.50        28.25            .050
                            December 1994                33.50        24.25            .067



         At December 31, 1994, the Company had approximately 930 and 750 holders of record of Class B and Class A common stock, respectively.

                                                  Advanta Corp. and Subsidiaries


ITEM 6.  SELECTED FINANCIAL DATA.

 FINANCIAL HIGHLIGHTS

(In thousands, except per share amounts)                          Year Ended December 31,
- --------------------------------------------------------------------------------------------------------------------------
                                                                                                               Five Year
                                     1994        1993          1992         1991       1990           1989      CAGR(3)
- --------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
   Net interest income(1)      $   70,381  $   78,644    $   73,176   $   73,990   $   62,964    $   52,466           6.1%
   Noninterest revenues           395,808     255,580       193,144      133,357       85,894        67,200          42.6
   Net operating revenues(2)      447,837     334,224       266,320      207,347      139,948       101,080          34.7
   Provision for credit losses     34,198      29,802        47,138       55,461       42,411        26,047           5.6
   Operating expenses(1)          266,784     181,167       142,082      112,567       83,917        81,005          26.9
   Income before income taxes
     and extraordinary items      165,207     123,255        77,100       39,319       22,530        12,614          67.3
   Income before
     extraordinary items          106,063      77,920        48,037       25,165       15,095         8,765          64.7
   Net income                     106,063      76,647        48,037       25,165       15,095        12,033          54.5
- -------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
   Income before
     extraordinary items       $     2.58  $     1.95    $     1.38  $       .81   $      .53    $      .31          53.1%
   Net income                        2.58        1.92          1.38          .81          .53           .42          43.8
   Cash dividends declared(4)
     Class A                         .217        .167          .107         .063         .037          .033          45.5
     Class B                         .260        .200          .104          N/A          N/A           N/A           *
   Book value                       11.12        8.82          5.22         3.70         2.60          2.17          38.7
   Average common shares
     outstanding(5)                41,046      39,777        34,590       31,044       28,053        28,389           7.7
   Closing stock price
     Class A                        26.25       33.25         21.58        11.50         3.33          3.29          51.5
     Class B                        25.25       29.00         19.33          N/A          N/A           N/A             *
- -------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION-YEAR END
   Investments and money
     market instruments        $  671,661  $  542,222    $  521,567  $   270,267   $  187,631    $  241,869          22.7%
   Gross receivables
     Owned                      1,964,444   1,277,305       998,244    1,273,420    1,129,493       947,002          15.7
     Securitized                6,190,793   3,968,856     2,721,726    1,573,164      980,856       590,020          60.0
     Managed                    8,155,237   5,246,161     3,719,970    2,846,584    2,110,349     1,537,022          39.6
   Total assets
     Owned                      3,113,048   2,140,195     1,775,067    1,716,350    1,450,942     1,297,788          19.1
     Managed                    9,303,841   6,109,051     4,496,793    3,289,514    2,431,798     1,887,808          37.6
   Deposits                     1,159,358   1,254,881     1,204,486    1,205,035    1,052,322       976,641           3.5
   Long-term debt                 666,033     368,372       173,668      112,609       80,990        79,030          53.2
   Stockholders' equity           441,690     342,741       174,870      118,859       70,895        61,595          48.3
   Stockholders' equity
     and long-term debt         1,107,723     711,113       348,538      231,468      151,885       140,625          51.1
- -------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
   Return on average assets          4.47%       3.91%         2.82%        1.63%        1.09%          .92%            *
   Return on average equity         26.97       27.50         33.32        27.09        23.28         21.53             *
   Equity/Owned assets              14.27       16.01          9.85         6.93         4.88          4.75             *
   Dividend payout                   9.24        9.56          7.69         7.85         6.90          7.67             *
   Owned net interest
     margin                          3.67        4.85          5.07         5.68         5.48          4.92             *
   Managed net interest
     margin(6)                       6.72        7.77          8.05         7.54         6.70          6.04             *
   As a percentage of gross
     managed receivables:
     Total loans 30 days or
       more delinquent                2.7%        3.6%          5.0%         5.6%         6.0%          5.6%            *
     Net charge-offs                  2.3%        2.9%          3.4%         3.2%         2.7%          2.7%            *
=========================================================================================================================

(1) 1989-1993 have been restated reflecting the reclassification of the amortization of credit card net deferred origination costs from net interest income to operating expenses.

(2) Excludes gains on sales of credit card accounts in 1989, 1990 and 1994.

(3) Compound annual growth rate from December 31, 1989.

(4) 1992 cash dividends include dividends for three quarters on the Class B common stock and the full year on the Class A common stock, adjusted to reflect the effective stock split.

(5) Includes common stock equivalents.

(6) Combination of owned interest-earning assets/interest-bearing liabilities and securitized credit card assets/liabilities.

  * Not meaningful.

                                                  Advanta Corp. and Subsidiaries


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Net income for 1994 of $106.1 million increased $29.5 million or 38% from the $76.6 million reported for 1993. Earnings per share of $2.58 increased 34% from the $1.92 reported for 1993. Net income before extraordinary item was $77.9 million or $1.95 per share in 1993. The increased earnings resulted primarily from substantial growth in average managed receivables, partially offset by the contraction in the managed net interest margin. Additionally, continued improvement in credit quality and disciplined cost management contributed to the improved financial results.

         Average managed receivables of $6.1 billion in 1994 increased 45% from $4.2 billion in 1993. As a majority of the receivables continue to be securitized, the Company records the net cash flows on these securitized receivables as noninterest revenues. Noninterest revenues of $395.8 million in 1994 increased $140.2 million or 55% from $255.6 million in 1993. This increase was due to the 45% increase in average managed receivables, as well as an $18.4 million gain on the sale of $150 million of credit card customer relationships. This transaction allowed the Company to make additional investments in marketing and developmental initiatives. Including these increases in marketing and developmental expenses, total other operating expenses (excluding the amortization of credit card deferred origination costs, net) increased only 30% in 1994 despite the 45% growth in average managed receivables. The operating expense ratio decreased to 3.7% in 1994 from 4.1% in 1993. Asset quality indicators also continued to trend favorably. The total managed charge-off rate for 1994 fell to 2.3% from 2.9% in 1993, and the 30-day and over delinquency rate on managed receivables decreased to 2.7% at December 31, 1994 from 3.6% at year end 1993.

         Over the last three years, average managed receivables have grown at a compound annual rate of 38%. This receivable growth has generated higher return on assets, net income and earnings per share. The Company intends to continue pursuing a strategy of receivable growth with a goal of increasing average managed receivables by 40% or more in 1995. A significant component of this growth strategy is the Company's marketing of "risk-adjusted" credit card products, whereby credit cards are issued with lower rates to customers whose credit quality is expected to result in a lower rate of credit losses (the "risk-adjusted pricing strategy"). The Company's pricing structure on its credit card products also reflects low "introductory" credit card rates, which reprice upwards after an introductory period of up to one year. In 1994, the impact of these introductory rates was to reduce the managed net interest margin significantly, as the success of the Company's marketing campaigns resulted in substantial new receivable growth earning interest at the introductory rates. While the Company expects to increase earnings in 1995, it is anticipated that the managed net interest margin will continue to decline in 1995 as the result of the impact of the introductory rates on credit cards.

         Net income for 1993 rose to $76.6 million or $1.92 per share. This reflects increases of 60% and 39%, respectively, from the $48.0 million or $1.38 per share reported in 1992. Earnings for 1993 increased primarily as a result of a $1.1 billion or 33% increase in average managed receivables, improvements in credit quality with the total managed charge-off rate decreasing from 3.4% in 1992 to 2.9% in 1993, and controlled growth in operating expenses. The 33% increase in average managed receivables was the main driver in the $62.5 million or 32% increase in noninterest revenues to $255.6 million in 1993, from $193.1 million in 1992. As a result of improved credit quality, the provision for credit losses in 1993 fell to $29.8 million from $47.1 million in 1992. Despite a lower provision, reserve coverage of impaired owned assets was higher at December 31, 1993 compared to a year earlier. Disciplined cost management resulted in other operating expenses increasing only 27%, while average managed receivables grew 33% and the operating expense ratio fell to 4.1% for 1993 from 4.4% in 1992.

                                                  Advanta Corp. and Subsidiaries


NET INTEREST INCOME

Net interest income represents the excess of income generated from interest-earning assets, including receivables, investments and money market instruments over the interest paid on interest-bearing liabilities, primarily deposits and debt.

         Net interest income of $70.4 million for 1994 decreased $8.2 million or 11% from 1993 as a result of a lower owned net interest margin, which fell to 3.67% in 1994 from 4.85% in 1993. The lower owned net interest margin resulted from a 121 basis point decrease in the yield on interest earning assets due to a significant increase in credit card receivables issued at low introductory rates, partially offset by a $336 million increase in average interest earning assets. Also affecting the owned net interest margin was a timing lag between the adjustments in the Company's funding rates and the repricing of the interest rates on the Company's credit cards as a result of multiple changes in the prime rate during 1994. The Company's credit cards (other than those with fixed rate introductory pricing) are contractually indexed monthly to the prime rate.

         Net interest income of $78.6 million for 1993 increased $5.5 million or 7% from 1992 as a result of a $170 million increase in average earning asset balances, offset by a 22 basis point drop in the owned net interest margin. The Company began to execute its risk-adjusted pricing strategy during 1993. This strategy resulted in a drop in credit card yields thereby lowering the owned net interest margin.

         Credit card, mortgage and lease receivable securitization activity shifts revenues from interest income to noninterest revenues. This ongoing securitization activity reduces the level of higher-yielding receivables on the balance sheet while increasing the balance sheet levels of new lower-yielding receivables and money market assets. Net interest income on securitized credit card balances is reflected in credit card securitization income. Net interest income on securitized mortgage loans is reflected in income from mortgage banking activities, and net interest income on securitized lease receivables is reflected in leasing revenues, net. All securitization income is included in noninterest revenues. See Note 1 to Consolidated Financial Statements.

         Average managed credit card receivables of $4.7 billion for 1994 increased $1.7 billion or 55% from 1993. This increase resulted from the very successful marketing of low introductory rate credit cards which generated approximately 1.5 million new accounts and a large volume of balance transfers by cardholders. In 1994 average owned credit card receivables were $1.2 billion compared to $900 million in 1993. Owned receivable balances would have been higher in both years had it not been for the securitization of $2.2 billion of credit card receivables in 1994 and $1.0 billion in 1993. A 201 basis point decline in the yield on owned credit card receivables was the result of the Company continuing to employ the risk-adjusted pricing strategy and the influence of a predominance of newer, lower-yielding accounts in the owned portfolio. A majority of these new accounts will be repricing upwards during 1995.

         Average managed mortgage loans increased to $1.2 billion in 1994, a 17% increase from $1.0 billion in 1993. The average balance of owned mortgage loans decreased to $120.0 million in 1994 from $154.2 million in 1993 primarily due to the securitization of $456 million of receivables in 1994. Mortgage loan originations of $493 million in 1994 were down $17 million or 3% from 1993. Yields on owned mortgage loans decreased to 8.18% from 9.91% in 1993 reflecting a greater proportion of nonperforming loans on the balance sheet. During 1994 the Company initiated a program to repurchase nonperforming loans from the securitization trusts (see discussion under "Provision for Credit Losses").

                                                  Advanta Corp. and Subsidiaries



         Average managed lease receivables of $201.9 million increased $56.1 million or 39% from 1993. Average owned balances of leases increased only $2.6 million during 1994 due to the securitization of $101.6 million of receivables in 1994. Yields on owned leases decreased to 14.36% in 1994 from 18.70% in 1993 primarily due to the exclusion of late fees on securitized leases from the 1994 yield.

         A slight increase in the owned average cost of funds was experienced in 1994 as the cost of funds rose to 5.22% from 5.18% in 1993. The rollover of deposits and money market instruments at higher rates resulted from a rising rate environment in 1994. The Company has utilized derivatives to manage the impact on the Company from rising rates (see discussion under "Derivatives Activities"). The achievement of investment-grade ratings in 1993 also enabled the Company in 1994 to benefit from alternative funding vehicles not previously available.

         The following table provides an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for 1992 through 1994. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

                                                  Advanta Corp. and Subsidiaries


INTEREST RATE ANALYSIS

(Dollars in thousands)                                 Year Ended December 31,
- -----------------------------------------------------------------------------------------------------------------------------------
                                           1994                               1993                                1992
                           ---------------------------------    ------------------------------     --------------------------------
                            AVERAGE                  AVERAGE     Average               Average      Average                 Average
                            BALANCE      INTEREST      RATE      Balance     Interest    Rate       Balance      Interest     Rate
- -----------------------------------------------------------------------------------------------------------------------------------
On-Balance Sheet
- ----------------

Interest-earning assets:
  Receivables:
     Credit cards           $1,171,266    $ 117,661    10.05%   $  899,650    $ 108,518    12.06%   $  805,604    $ 116,577   14.47%
     Mortgage loans            119,919        9,809     8.18       154,210       15,286     9.91       185,596       21,149   11.40
     Leases                     60,437        8,681    14.36        57,877       10,825    18.70        45,169        7,886   17.46
     Other loans                 3,893          280     7.19         1,911          177     9.26         1,625          179   11.02
                            ----------    ---------             ----------    ---------             ----------    ---------
   Total receivables         1,355,515      136,431    10.06     1,113,648      134,806    12.10     1,037,994      145,791   14.05
   Federal funds sold          103,674        4,437     4.28        93,507        2,831     3.03        99,426        3,231    3.25
   Interest-bearing
     deposits                  196,468       10,216     5.20       177,942        7,927     4.45       160,318        7,100    4.43
   Tax-free securities(1)       81,761        4,858     5.94        42,669        2,585     6.06         2,509          241    9.61
   Taxable investments         250,535       11,899     4.75       223,991       11,324     5.06       181,626       12,265    6.75
                            ----------    ---------             ----------    ---------             ----------    ---------
Total interest-earning
  assets(2)                 $1,987,953    $ 167,841     8.44%   $1,651,757    $ 159,473     9.65%   $1,481,873    $ 168,628   11.38%
                            ==========    =========    =====    ==========    =========    =====    ==========    =========   =====
Interest-bearing
  liabilities:
     Deposits:
     Savings                $  269,583    $  11,411     4.23%   $  214,351    $   6,984     3.26%   $  195,814    $   7,706    3.94%
     Time deposits
       under
        $100,000               560,015       27,543     4.92       686,159       35,676     5.20       671,442       44,344    6.60
     Time deposits
       of $100,000
       or more                 217,683        9,314     4.28       268,064       10,729     4.00       268,853       14,476    5.38
                            ----------    ---------             ----------    ---------             ----------    ---------
  Total deposits             1,047,281       48,268     4.61     1,168,574       53,389     4.57     1,136,109       66,526    5.87
  Debt                         583,317       36,347     6.23       302,430       22,951     7.59       259,856       23,426    9.01
  Other borrowings             185,298       10,143     5.47        59,957        2,963     4.94        68,032        3,593    5.28
                            ----------    ---------             ----------    ---------             ----------    ---------
Total interest-bearing
  liabilities                1,815,896       94,758     5.22     1,530,961       79,303     5.18     1,463,997       93,545    6.39
Net noninterest-
  bearing
   liabilities                 172,057                             120,796                              17,876
                            ----------                          ----------                          ----------
Sources to fund
  interest-earning
  assets                    $1,987,953    $  94,758     4.77%   $1,651,757    $  79,303     4.80%   $1,481,873    $  93,545    6.31%
                            ==========    =========    =====    ==========    =========    =====    ==========    =========   =====
Net interest spread                                     3.22%                               4.47%                              4.99%
                                                       =====                               =====                              =====
Net interest margin                                     3.67%                               4.85%                              5.07%
                                                       =====                               =====                              =====
Off-Balance Sheet
- -----------------
Average balance on
  securitized:
     Credit cards           $3,507,801                          $2,110,583                          $1,449,681
     Mortgage loans          1,105,610                             895,237                             600,738
     Leases                    141,421                              87,875                              64,152
                            ----------                          ----------                          ----------
Total average
  securitized
  receivables                4,754,832                           3,093,695                           2,114,571
                            ----------                          ----------                          ----------
Total average
  managed
  receivables               $6,110,347                          $4,207,343                          $3,152,565
                            ==========                          ==========                          ==========
Managed Net Interest
- --------------------
  Analysis(3)
  -----------
  Interest-earning
    assets                  $5,495,754    $ 665,009    12.10%   $3,762,340    $ 479,799    12.75%   $2,931,554    $ 409,902   13.98%
Interest-bearing
  liabilities               $5,323,697    $ 295,880     5.56%   $3,641,544    $ 187,269     5.14%   $2,913,678    $ 173,885    5.97%
Net interest spread                                     6.54%                               7.61%                              8.01%
Net interest margin                                     6.72%                               7.77%                              8.05%
===================================================================================================================================

(1) Interest and average rate computed on a tax equivalent basis using a statutory rate of 35% in 1994 and 1993 and 34% in 1992.

(2) Includes assets held and available for sale, and nonaccrual loans and leases.

(3) Combination of owned interest-earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

                                                  Advanta Corp. and Subsidiaries


INTEREST VARIANCE ANALYSIS: ON-BALANCE SHEET

The following table presents the effects of changes in average volume and interest rates on individual financial statement line items on a tax equivalent basis and including certain loan fees. Changes not solely due to volume or rate have been allocated on a pro rata basis between volume and rate. The effects on individual financial statement line items are not necessarily indicative of the overall effect on net interest income.

(Dollars in thousands)
- ------------------------------------------------------------------------------------------------------------
                                            1994 VS. 1993                           1993 vs. 1992
                                -----------------------------------    -------------------------------------
                                         INCREASE (DECREASE)                     Increase (Decrease)
                                               DUE TO                                   Due to
                                -----------------------------------    -------------------------------------
                                 VOLUME         RATE         TOTAL      Volume          Rate        Total
                                -----------------------------------------------------------------------------
Interest income from:
  Loan and lease receivables:
     Credit cards               $29,193      $(20,050)      $ 9,143      $12,680        $(20,739)     $(8,059)
     Mortgage loans              (3,068)       (2,409)       (5,477)      (3,307)         (2,556)      (5,863)
     Leases                         505        (2,649)       (2,144)       2,347             592        2,939
     Other loans                    150           (47)          103           29             (31)          (2)
  Federal funds sold                335         1,271         1,606         (187)           (213)        (400)
  Interest-bearing deposits         874         1,415         2,289          794              33          827
  Tax-free securities             2,325           (52)        2,273        2,465            (121)       2,344
  Taxable investments             1,294          (719)          575        2,503          (3,444)        (941)
                                -------      --------       -------      -------        --------      -------
Total interest income(1)         31,608       (23,240)        8,368       17,324         (26,479)      (9,155)
                                -------      --------       -------      -------        --------      -------
Interest expense on:
  Deposits:
     Savings                      2,055         2,372         4,427          876          (1,598)        (722)
     Time deposits under
       $100,000                  (6,291)       (1,842)       (8,133)         949          (9,617)      (8,668)
     Time deposits of
       $100,000 or more          (2,256)          841        (1,415)         (42)         (3,705)      (3,747)
     Debt                        18,125        (4,729)       13,396        3,519          (3,994)        (475)
     Other borrowings             6,829           351         7,180         (408)           (222)        (630)
                                -------      --------       ------       -------        --------      -------
Total interest expense           18,462        (3,007)       15,455        4,894         (19,136)     (14,242)
                                -------      --------       -------      -------        --------      -------

Net interest income             $13,146      $(20,233)      $(7,087)     $12,430         $(7,343)     $ 5,087
=============================================================================================================

(1) Includes income from assets held and available for sale.

MANAGED PORTFOLIO DATA

The following table provides selected information on a managed basis, as well as a summary of the effects of credit card securitizations on selected line items of the Company's consolidated statements of income for the past three years.

(Dollars in thousands)
- ---------------------------------------------------------------------------------------------------------
                                                           1994                 1993                 1992
- ---------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Average managed receivables                          $6,110,347           $4,207,343           $3,152,565
Managed receivables                                   8,155,237            5,246,161            3,719,970
Total managed assets                                  9,303,841            6,109,051            4,496,793
Managed net interest margin (on a
  fully tax equivalent basis)                              6.72%                7.77%                8.05%
As a percentage of gross managed receivables:
  Total loans 30 days or more delinquent                    2.7%                 3.6%                 5.0%
  Net charge-offs                                           2.3%                 2.9%                 3.4%
Effects of Credit Card Securitizations on:
  Net interest income                                $ (296,046)          $ (212,360)          $ (160,934)
  Provision for credit losses                            92,530               82,343               63,083
=========================================================================================================

    With respect to the above information on the effects of credit card securitizations, net interest income represents the amount by which net interest income would have been higher had the securitized receivables remained on the balance sheet. In addition, provision for credit losses represents the amount by which provision for credit losses would have been higher had the securitized receivables remained as owned and provision for credit losses been equal to charge-offs. Both net interest income and provision for credit losses described above are netted and included in other noninterest revenues in the Consolidated Income Statements.

                                                  Advanta Corp. and Subsidiaries


PROVISION FOR CREDIT LOSSES

The provision for credit losses of $34.2 million in 1994 increased $4.4 million or 15% from $29.8 million in 1993. Net charge-offs on owned receivables for 1994 were $35.3 million, exceeding the provision for credit losses by $1.1 million. In 1993, the Company transferred $11 million of on-balance sheet reserves to off-balance sheet mortgage loan recourse reserves. In 1994, the Company initiated a program to repurchase nonperforming mortgages from the securitization trusts in order to lower funding costs on those mortgages. As a result, in 1994, the Company repurchased approximately $50 million of nonperforming mortgages and transferred approximately $13 million of off-balance sheet recourse reserves related to these loans to on-balance sheet reserves. When these mortgages were charged off in 1994, the Company did not need to provide additional amounts for them since reserves had been specifically provided for these mortgages at their repurchase date. These repurchases increased the owned impaired asset level while having no impact on either the level of managed impaired assets or the provision for credit losses. The owned impaired asset level was $43.3 million at December 31, 1994, compared to $22.5 million a year ago.

         The provision for credit losses of $29.8 million in 1993 decreased $17.3 million or 37% from $47.1 million in 1992. This decrease was primarily due to lower charge-offs on owned receivables and lower impaired asset levels.

         A description of the credit performance of the loan portfolio is set forth under the section entitled "Credit Risk Management."

NONINTEREST REVENUES

(Dollars in thousands)
- ---------------------------------------------------------------------------------------
                                              1994              1993               1992
- ---------------------------------------------------------------------------------------
Gain on sale of
 credit cards                             $ 18,352          $      0           $      0
Other noninterest revenues:
  Credit card securitization
     income                                210,339           135,785             80,761
  Credit card servicing
     income                                 68,960            41,593             28,634
  Income from mortgage
     banking activities                     37,586            24,146             24,633
  Leasing revenues, net                     21,551            10,317              6,170
  Other credit card
     revenues                               14,209            11,545             11,752
  Insurance revenues,
     net                                    12,734             9,249              7,406
  Credit card interchange
  income                                    10,444            18,843             30,693
  Other                                      1,633             4,102              3,095
- ---------------------------------------------------------------------------------------
Total other noninterest
  revenues                                $377,456          $255,580           $193,144
- ---------------------------------------------------------------------------------------
Total noninterest
     revenues                             $395,808          $255,580           $193,144
=======================================================================================

         Noninterest revenues of $395.8 million in 1994 increased $140.2 million or 55% from $255.6 million in 1993. This improvement resulted from a 66% growth in average securitized credit card receivables, from an $18.4 million gain on the sale of credit card customer relationships (see Note 13 to Consolidated Financial Statements), and from a 61% growth in average securitized lease receivables.

         Due to the securitization of credit card receivables, activity from securitized account balances normally reported as net interest income and charge-offs is reported in securitization income and servicing income, both of which are included in noninterest revenues. Credit card securitization income increased 55% to $210.3 million from $135.8 million in 1993 while average securitized credit card receivables increased 66% to $3.5 billion in 1994 from $2.1 billion in the prior year. See Note 1 to Consolidated Financial Statements for further description of securitization income.

         Credit card securitization income is the excess of revenue collected on the securitized receivables, including interest, interchange income and certain fees, over the related securitization trust expenses, including interest payments to investors in the trusts, charge-offs, servicing costs and transaction expenses. Credit card servicing income which represents fees paid to the Company for continuing to service accounts which have

                                                  Advanta Corp. and Subsidiaries


been securitized, increased to $69.0 million in 1994 from $41.6 million in 1993. Such fees normally approximate 2% of securitized receivables.

         Interchange income represents fees that are payable by merchants to the credit card issuer for sale transactions. Total interchange income earned approximates 1.4% of credit card purchases. The amount of interchange paid to the securitization trusts ranges from 1% to 2% of securitized balances and is included in credit card securitization income. Interchange income decreased 45% to $10.4 million in 1994 from $18.8 million in 1993 due to a larger proportion of interchange revenues being included in securitization income. Other credit card revenues, which include credit insurance, cash advance fees and other credit card related revenues, increased $2.7 million to $14.2 million in 1994 from $11.5 million in 1993.

         During 1994, the Company securitized $456 million of mortgage loans compared to $608 million in 1993. Mortgage banking income of $37.6 million for 1994 increased from $24.1 million in 1993. In 1993, increased credit losses on the securitized portfolio reduced income from mortgage banking activities by approximately $14 million. Increased prepayments also reduced income from mortgage banking activities by $14 million in 1993. In 1994, although credit losses on the managed portfolio increased, the Company did not need to add additional amounts to off-balance sheet reserves as in previous years. Also, the Company did not experience the degree of increased prepayments that it did in 1993. See Note 1 to Consolidated Financial Statements for a description of mortgage banking income.

         Noninterest revenues of $255.6 million in 1993 increased $62.5 million or 32% from $193.1 million in 1992, primarily due to increases in credit card securitization and servicing income, and leasing and insurance revenues. These increases were partially offset by a decrease in credit card interchange income.

                                                  Advanta Corp. and Subsidiaries


OPERATING EXPENSES

       (Dollars in thousands)
- ------------------------------------------------------------------------------
                                      1994             1993               1992
- ------------------------------------------------------------------------------
Amortization of credit card
  deferred origination
  costs, net                      $ 39,381         $  6,566           $  4,482
Other operating expenses:
  Salaries and employee
     benefits                       88,681           65,469             51,599
  Marketing                         32,339           18,742             13,845
  External processing               22,618           16,604             12,993
  Credit card fraud
     losses                         16,654           13,779             13,134
  Postage                           12,732            9,818              7,806
  Professional fees                 10,985           10,761              5,700
  Equipment expense                  9,293            6,550              5,629
  Telephone expense                  8,615            5,402              4,379
  Occupancy expense                  8,425            6,247              5,272
  Credit and collection
     expense                         7,604            7,055              5,273
  Other                              9,457           14,174             11,970
- ------------------------------------------------------------------------------
Total other operating
  expenses                        $227,403         $174,601           $137,600
- ------------------------------------------------------------------------------
Total operating
  expenses                        $266,784         $181,167           $142,082
==============================================================================

At year end:
  Number of accounts
     managed (000's)                 3,965            2,827              2,252
  Number of employees                1,753            1,614              1,327
For the year:
  Other operating expenses
     as a percentage of
     average managed
     receivables                       3.7%             4.1%               4.4%
==============================================================================

The amortization of credit card deferred origination costs, net, increased from $6.6 million in 1993 to $39.4 million in 1994. In May 1993, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board (the "FASB") reached a consensus regarding the deferral of amounts paid to a third party to acquire individual credit card accounts and the amortization period for such costs. As a result of this consensus, deferred origination costs and the amortization thereof are now linked to the privilege period of the card (which is normally 12 months), rather than to the related receivable. In 1994, the Company began including the amortization of these costs as an operating expense rather than a component of net interest income, as the costs no longer relate to the receivables. All prior periods have been reclassified for this change. Costs incurred for credit card originations initiated after the May 1993 EITF consensus date are being amortized over 12 months, rather than pursuant to the previous policy of 60 months. Due to the fact that 1993 was a transition year, the full impact of this change did not occur until 1994. Also affecting the increase in amortization was a $25.7 million increase in amounts deferred under these third party arrangements in 1994.

         Total other operating expenses of $227.4 million for 1994 were up $52.8 million or 30% from $174.6 million in 1993. The increase in total other operating expenses primarily resulted from: (a) a $23.2 million or 35% increase in salaries and employee benefits, (b) a $13.6 million increase in marketing expenses as the Company promoted its financial products as well as enhanced its general public visibility, (c) a $6.0 million increase in external processing resulting primarily from a 40% increase in the number of accounts managed year-to-year, and (d) an overall increase in credit card related costs due to a 42% increase in the number of managed credit card accounts.

         The amortization of credit card deferred origination costs, net, rose to $6.6 million in 1993 from $4.5 million in 1992, due to the change in the amortization period discussed above. Total other operating expenses of $174.6 million for 1993 rose $37.0 million or 27% from $137.6 million in 1992, driven by a 33% growth in average managed receivables. The overall growth in operating expenses was reflected in a $13.9 million or 27% increase in salaries and employee benefits, as well as increases in marketing expenses, external processing and other credit card related costs due to the 27% increase in the number of managed credit card accounts during 1993.

                                                  Advanta Corp. and Subsidiaries



INCOME TAXES

The Company's consolidated income tax expense was $59.1 million for 1994, or an effective tax rate of 36%, compared to tax expense of $45.3 million, or a 37% effective rate, in 1993 and tax expense of $29.1 million, or a 38% effective rate, in 1992. The decrease in the effective tax rate from 1993 to 1994 resulted from a higher level of tax-free income and lower levels of state taxes. The decrease in the effective tax rate from 1992 to 1993 resulted from a higher level of tax-free income.

ASSET/LIABILITY MANAGEMENT

The financial condition of Advanta Corp. is managed with a focus on maintaining high credit quality standards, disciplined interest rate risk management and prudent levels of leverage and liquidity.

INTEREST RATE SENSITIVITY

Interest rate sensitivity refers to net interest income variability resulting from mismatches between asset and liability indices (basis risk) and the effects which these changes in market interest rates have on asset and liability maturity mismatches (gap risk).

         The Company attempts to minimize the impact of market interest rate fluctuations on net interest income and net income by regularly evaluating the risk inherent in its asset and liability structure, including securitized assets. This risk arises from continuous changes in the Company's asset/liability mix, market interest rates, the yield curve, prepayment trends and the timing of cash flows. Computer simulations are used to evaluate net interest income volatility under varying rate, spread and volume projections over monthly time periods of up to two years.

         In managing its interest rate sensitivity position, the Company periodically securitizes, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and short-term investment position, and uses derivative financial instruments. Derivative financial instruments are used for the express purpose of managing exposure to changes in interest rates and, by policy, are not used for any speculative purposes (see discussion under "Derivatives Activities"). The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the variable rate pricing dynamics of the underlying receivables sold to the trusts. Variable rate funding is used on the balance sheet as well, in support of unsecuritized receivables which carry variable rates. Although credit card receivable rates are generally set at a spread over the prime rate, they often contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In instances when a significant portion of credit card receivables are at their floors, the Company may convert part of the underlying funding to a fixed rate by using interest rate hedges, swaps and fixed rate securitizations. In pricing mortgage and lease securitizations, both fixed rate and variable rate funding are used depending upon the characteristics of the underlying receivables. Additionally, basis risk exists in on-balance sheet funding as well as securitizing credit card receivables at a spread over LIBOR when the rate on the underlying assets is indexed to the prime rate. The underlying liability or coupon on a securitization is often indexed to LIBOR, and LIBOR does not perfectly correlate to prime. The Company measures the basis risk resulting from potential variability in the spread between prime and LIBOR and incorporates such risk into the asset and liability management process. During 1994, $425 million in prime-LIBOR corridors were executed in order to provide protection against narrowing of these spreads. The Company continues to seek cost-effective alternatives towards minimizing this risk.

         Interest rate fluctuations affect net interest income at virtually all financial institutions. While interest rate volatility does have an effect on net interest income, other factors also contribute significantly to changes in net interest income. Specifically, within the credit card portfolio, pricing decisions and customer behavior regarding convenience usage affect the yield on the portfolio. These factors may counteract or exacerbate income

                                                  Advanta Corp. and Subsidiaries


changes due to fluctuating interest rates. The Company closely monitors interest rate movements, competitor pricing and consumer behavioral changes in its ongoing analysis of net interest income sensitivity.

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, both long and short-term, through active management of both assets and liabilities. During 1994, the Company, through its subsidiaries, securitized $2.2 billion of credit card receivables, $456 million of mortgage loans and $102 million of lease receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future credit card, mortgage loan and lease receivable growth. See the Consolidated Statements of Cash Flows for more information regarding liquidity, funding and capital resources. In addition, see Note 5 to Consolidated Financial Statements and Supplemental Schedules thereto for additional information regarding the Company's investment portfolio.

         Over the last seven years, the Company has successfully accessed the securitization market to efficiently support its growth strategy. While securitization should continue to be a reliable source of funding for the Company, other funding sources are available and include deposits, medium-term notes, subordinated debt, repurchase agreements, committed and uncommitted bank lines, bank notes, federal funds purchased and the ability to sell assets and raise additional equity. Funding diversification is an essential component of the Company's liquidity management. During 1993, the debt securities of Advanta Corp. and Colonial National Bank USA ("Colonial National" or the "Bank"), the principal operating subsidiary, achieved investment-grade ratings from the nationally recognized rating agencies. These ratings have allowed the Company to further diversify its funding sources. Efforts continue to develop new sources of funding, either through previously untapped customer segments or through developing new financing structures.

         In November 1993, the Company filed a shelf registration statement with the Securities and Exchange Commission for $1 billion of debt securities. In the fourth quarter of 1993, the Company sold $150 million of three-year notes under this registration statement and it sold $360 million of medium-term notes under this registration statement through 1994. The Company may sell up to an additional $490 million of medium-term notes as needed. Further diversification was achieved in 1994 when the Company obtained revolving credit facilities totaling $255 million from a consortium of banks and $255 million in money market bid lines. In addition, steady building of liquidity and capital in 1994 and 1993 was achieved as a result of $39.6 million of dividends from subsidiaries in 1994 and $76.5 million in 1993, and retained earnings of $96.2 million in 1994 and $69.3 million in 1993. The Board of Directors currently intends to have the Company pay regular quarterly dividends to its shareholders, maintaining an approximate 20% premium on the dividend paid on the Class B shares; however, the Company plans to reinvest the majority of its earnings to support future growth.

         At December 31, 1994, the Company was carrying $573 million of loans available for sale. The fair value of such loans was in excess of their carrying value at year end. In connection with liquidity and asset/liability management, the Company had $319 million of investments available for sale at December 31, 1994. See Note 19 to Consolidated Financial Statements for fair value disclosures.

                                                  Advanta Corp. and Subsidiaries


         In August 1993, Colonial National sold $50 million of subordinated notes which had received an investment-grade rating and qualified as Tier 2 capital for bank regulatory purposes. In December 1994, Colonial National sold $85 million of short-term bank notes which have maturities ranging from seven days to one year from date of issuance. These notes are not subordinated and do not qualify as Tier 2 capital.

         As a grandfathered institution under the Competitive Equality Banking Act of 1987 ("CEBA"), the Company must limit the Bank's average on-balance sheet asset growth to 7% per annum. For the fiscal CEBA year ended September 30, 1994, the Bank's average assets did not exceed the allowable amount and, accordingly, the Bank was in full compliance with CEBA growth limits. The timing and size of securitizations, on-balance sheet liability structure and rapid changes in balance sheet structure are frequently due to the management of the Bank's balance sheet within this growth constraint.

         Deposits at December 31, 1994 include $33 million of deposits at Advanta Financial Corp. ("AFC"), a Utah state-chartered, FDIC-insured industrial loan corporation (a wholly-owned subsidiary of the Company, formerly named Colonial National Financial Corp.). AFC's assets and operations are not currently material to the Company, and the Company does not expect them to become material in the near term.

         During 1993, the Company raised $90 million in new equity through a
3.0 million share (pre-split) Class B common stock offering. Proceeds were used to support future growth.

         While there are no specific capital requirements for Advanta Corp., the Office of the Comptroller of the Currency requires that Colonial National maintain a risk-based capital ratio of at least 8%. Colonial National's risk-based capital ratio of 12.04% at December 31, 1994 was in excess of the required level and exceeded the minimum capital level of 10% required for the designation as a "well-capitalized" depository institution. The Company intends to take the necessary actions to maintain Colonial National as a "well-capitalized" bank. In addition, the Company's insurance subsidiaries are subject to certain capital, deposit and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 1994 and 1993 the insurance subsidiaries were in compliance with all requisite rules and regulations.

The following tables detail the composition of the deposit base and the composition of debt and other borrowings at year end for each of the past five years.

COMPOSITION OF DEPOSIT BASE

(Dollars in millions)                                             As of December 31,
- -------------------------------------------------------------------------------------------------------------------------
                               1994                 1993                 1992               1991                1990
                          -------------        --------------       --------------     ---------------    ---------------
                           AMOUNT     %         Amount      %        Amount      %      Amount       %     Amount       %
- -------------------------------------------------------------------------------------------------------------------------
Demand deposits          $   64.5     5%       $   33.4      3%   $   24.8       2%      $   20.2     2%   $    8.5     1%
Money market savings        301.7    26           220.7     17       210.7      17          197.1    16       192.8    18
Time deposits of
  $100,000 or less          691.0    60           961.4     77       926.8      77          932.5    77       762.9    73
Time deposits of more
  than $100,000             102.2     9            39.4      3        42.2       4           55.2     5        88.1     8
- -------------------------------------------------------------------------------------------------------------------------
Total deposits           $1,159.4   100%       $1,254.9    100%   $1,204.5     100%      $1,205.0   100%   $1,052.3   100%
=========================================================================================================================

                                                  Advanta Corp. and Subsidiaries


COMPOSITION OF DEBT AND OTHER BORROWINGS

(Dollars in millions)                                             As of December 31,
- -------------------------------------------------------------------------------------------------------------------------------
                                1994                   1993                 1992                1991                1990
                          ---------------        ---------------       --------------     ---------------    ------------------
                           AMOUNT       %         Amount       %        Amount      %      Amount       %      Amount      %
- -------------------------------------------------------------------------------------------------------------------------------
Subordinated notes and
  certificates             $  272.1    19%        $  291.1     61%       $  260.4    80%    $  185.5     53%     $137.2      47%
Subordinated debentures           0     0                0      0            33.2    10         33.2     10        33.2      11
Short-term bank notes          85.0     6                0      0               0     0            0      0           0       0
5 1/8% notes, due 1996        149.9    11            149.9     32               0     0            0      0           0       0
Medium-term notes             359.7    25             15.0      3               0     0            0      0           0       0
Other notes                    10.0     1             10.2      2            10.7     3          7.1      2         4.2       1
Term fed funds                309.0    22                0      0               0     0            0      0           0       0
Securities sold under
  agreements to repurchase     86.5     6                0      0               0     0        101.8     29         30.9     11
Lines of credit and term
  funding arrangements         50.0     4              7.5      2            16.5     5         14.0      4         73.2     25
Other borrowings               80.9     6                0      0             7.1     2          6.3      2         15.5      5
- -------------------------------------------------------------------------------------------------------------------------------
Total debt and other
  borrowings               $1,403.1   100%        $  473.7    100%      $   327.9   100%    $  347.9    100%      $294.2    100%
===============================================================================================================================

 CAPITAL EXPENDITURES

The Company spent $24.1 million for capital expenditures in 1994, primarily for the purchase of two buildings, improvements to those buildings, additional space in other buildings, office and voice communication equipment and furniture and fixtures. This compared to $13.3 million for capital expenditures in 1993 and $5.3 million in 1992.

         In 1995, the Company anticipates capital expenditures to exceed those of 1994 as its facilities are expanding and the Company is continuing to upgrade its voice and communication systems. The Company also anticipates that its 1995 marketing expenditures will exceed those of 1994 as the Company continues to originate new accounts, manage account retention and develop new consumer products for its customers.

DERIVATIVES ACTIVITIES

The Company utilizes derivative financial instruments for the purpose of managing its exposure to interest rate risk. The Company has a number of mechanisms in place that enable it to monitor and control both market and credit risk from these derivatives activities. At the broader level, all derivatives strategies are managed under the hedging policy approved by the Board of Directors that details the use of such derivatives and the individuals authorized to execute derivatives transactions. All derivatives strategies must be approved by a senior management team (President, Chief Financial Officer and Treasurer).

         As part of this approval process, a market risk analysis is completed to determine the potential impact on the Company from severe negative (stressed) movements in the market. By policy, derivatives transactions may only be used to manage the Company's exposure to interest rate risk and may not be used for speculative purposes. As such, the impact of any derivatives transaction is calculated using the Company's asset/liability model to determine its suitability.

         The Company's Board has approved a counterparty credit policy. This policy details the maximum transaction limit and transaction term for counterparties with a given credit rating (from nationally recognized rating agencies) and the maximum allowable exposure amounts. The exposure amount is calculated in a stress environment and represents the maximum aggregate credit exposure from derivatives transactions the Company is willing to accept from a rated counterparty. Under negotiated agreements with the counterparties, once the aggregate exposure exceeds this level, the Company has the right to call for and receive collateral for the amount of such excess, thereby limiting its exposure to the threshold amount. The threshold levels can be fixed or may change as the credit rating of the counterparty changes.

                                                  Advanta Corp. and Subsidiaries


         Under the credit policy, the Company's Investment Committee (a management committee) approves each specific derivatives counterparty, including its respective term and transaction limits, and the actual threshold amounts to be set within the Company's bilateral collateral agreements. Each counterparty's credit quality is reviewed as new market information becomes available, and, in any case, at least semi- annually. Counterparties will be dropped if there is reason to believe that their credit quality is below the Company's set standards.

         Counterparty master agreements and any collateral agreements, by policy, must be signed prior to the execution of any derivatives transactions with a counterparty. To date, all master agreements with counterparties have included bilateral collateral agreements. As such, the potential exposure to a particular counterparty is limited to the maximum threshold level for that counterparty.

         The Company has established an independent treasury accounting group which measures, monitors, and reports on credit, market, and liquidity risk exposures from hedging and derivative product activities. It is the responsibility of this department to ensure compliance with respect to the hedging policy, including the counterparty transaction limits, transaction terms and trader authorizations. In addition, this department marks each derivatives position to market on a weekly basis using both internal and external models that have been benchmarked against the derivatives dealers' monthly valuations. Position and counterparty exposure reports are generated and used to manage collateral requirements of the counterparty and the Company.

         All of these procedures and processes are designed to provide reasonable assurance that prior to and after the execution of any derivatives strategy, market, credit and liquidity risks are fully analyzed and incorporated into the Company's asset/liability and risk measurement models and the proper accounting treatment for the transaction is identified.

CREDIT RISK MANAGEMENT

Management regularly reviews the loan portfolio in order to evaluate the adequacy of the reserve for credit losses. The evaluation includes such factors as the inherent credit quality of the loan portfolio, past experience, current economic conditions, projected credit losses and changes in the composition of the loan portfolio. The reserve for credit losses is maintained for on-balance sheet receivables. The on-balance sheet reserve is intended to cover all credit losses inherent in the owned loan portfolio. With regard to securitized assets, anticipated losses and related recourse reserves are reflected in the calculations of Securitization Income, Amounts Due from Credit Card Securitizations and Other Assets. Recourse reserves are intended to cover all probable credit losses over the life of the securitized receivables. Management evaluates both its on-balance sheet and recourse reserve requirements and, as appropriate, effects transfers between these accounts.

         The reserve for credit losses on a consolidated basis was $41.6 million, or 2.1% of receivables, at December 31, 1994, compared to $31.2 million, or 2.4% of receivables, in 1993. Due to the increase in the proportion of owned impaired mortgages, which have a lower level of reserve coverage, the reserve coverage of impaired assets (nonperforming assets and accruing loans past due 90 days or more on credit cards) dropped to 96.1% at December 31, 1994, from 138.6% at December 31, 1993. Reserve coverage of impaired credit card assets was 186.5% at December 31, 1994, up slightly from 183.7% at year end 1993.

         The reserve for credit losses on a consolidated basis was $31.2 million, or 2.4% of receivables, in 1993 down from $40.2 million, or 4.0% of receivables, in 1992. Due to improved credit quality, this reserve level resulted in higher reserve coverage of impaired assets.

                                                  Advanta Corp. and Subsidiaries


ASSET QUALITY

Impaired assets include both nonperforming assets (mortgage loans and leases past due 90 days or more, real estate owned, credit card receivables due from cardholders in bankruptcy, and off-lease equipment) and accruing loans past due 90 days or more on credit cards. The carrying values for both real estate owned and equipment held for lease or sale are based on net realizable value after taking into account holding costs and costs of disposition and are reflected in other assets.

         On the total managed portfolio, impaired assets were $102.4 million, or 1.3% of receivables, at year end 1994 compared to $95.1 million, or 1.8% of receivables, in 1993. Nonperforming assets on the total managed portfolio were $61.6 million, or .8% of receivables, compared to $63.6 million, or 1.2%, in 1993. A key credit quality statistic, the 30-day and over delinquency rate on managed credit cards, dropped to 2.0% from 2.4% a year ago. The total managed charge-off rate for 1994 was 2.3%, compared to 2.9% for 1993. The charge-off rate on managed credit cards was 2.5% for 1994, down from 3.5% for 1993.

         On the total owned portfolio, impaired assets were $43.3 million, or 2.2% of receivables in 1994, compared to $22.5 million, or 1.8%, in 1993. This increase was due to the repurchase of the nonperforming mortgages from the securitization trusts (see "Provision for Credit Losses"). Gross interest income that would have been recorded in 1994 and 1993 for owned nonperforming assets, had interest been accrued throughout the year in accordance with the assets' original terms, was approximately $5.1 million and $1.5 million, respectively. The amount of interest on nonperforming assets included in income for 1994 and 1993 was $1.7 million and $.3 million, respectively.

         Past due loans represent accruing loans that are past due 90 days or more as to collection of principal and interest. Credit card receivables, except those on bankrupt, decedent and fraudulent accounts, continue to accrue interest until the time they are charged off at 186 days contractual delinquency. In contrast, all mortgage loans and leases are put on nonaccrual when they become 90 days past due. Owned credit card receivables past due 90 days or more and still accruing interest were $11.2 million or .6% of receivables at December 31, 1994, compared to $11.0 million, or 1.0% of receivables, a year ago.

         Through 1990, when the Company received notice that a credit cardholder had filed a bankruptcy petition or was deceased, the Company established a reserve equal to the full balance of the receivable. The receivable, if not paid, would be charged off in accordance with the Company's normal credit card charge-off policy at 186 days contractual delinquency. Likewise, receivables in accounts identified as fraudulent would be reserved against and written off (as an operating expense) when they became 186 days contractually delinquent. These policies are consistent with many leading competitors in the credit card industry.

         During 1991, the Company adopted a new policy for the charge-off of bankrupt, decedent and fraudulent credit card accounts. Under the new policy, the Company charges off bankrupt or decedent accounts within 30 days of notification and accounts suspected of being fraudulent after a 90 day investigation period, unless the investigation shows no evidence of fraud. Consequently, in 1991, both newly identified bankrupt, decedent and fraudulent accounts, as well as those previously identified, were written off. The 1991 charge-off rates included in the following tables exclude the effect of this acceleration.

         During 1994, the Company implemented a new policy for the charge-off of mortgage loans. Under this policy, when a nonperforming mortgage loan becomes twelve months delinquent, the Company writes down the loan to its net realizable value, regardless of anticipated collectibility. Consequently, in 1994 all mortgage loans that had been twelve or more months delinquent, as well as any mortgages that became twelve months delinquent during the year were written down to their net realizable value. Thus, the managed mortgage loan charge-off rate increased from 1.3% in 1993 to 1.7% in 1994. The managed mortgage charge-off rate in 1995 is anticipated to be closer to the 1.0% level.

                                                  Advanta Corp. and Subsidiaries



The following tables provide a summary of reserves, impaired assets, delinquencies and charge-offs for the past five years.

(Dollars in thousands)                                                   December 31,
- ----------------------------------------------------------------------------------------------------------------------
                                              1994           1993            1992                1991             1990
- ----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED-MANAGED
Nonperforming assets                      $ 61,587       $ 63,589        $ 57,797            $ 47,587         $ 41,126
Accruing loans past due 90 days or more     40,837         31,514          34,890              33,250           21,463
Impaired assets                            102,424         95,103          92,687              80,837           62,589
Total loans 30 days or more delinquent     220,390        186,297         184,670             159,345          126,977
As a percentage of gross receivables:
  Nonperforming assets                          .8%           1.2%            1.6%                1.7%             2.0%
  Accruing loans past due 90 days or more       .5%            .6%             .9%                1.2%             1.0%
  Impaired assets                              1.3%           1.8%            2.5%                2.8%             3.0%
  Total loans 30 days or more delinquent       2.7%           3.6%            5.0%                5.6%             6.0%
Net charge-offs:
  Amount                                  $139,890       $122,715        $108,606            $ 89,072         $ 46,270
  As a percentage of average gross
    receivables                                2.3%           2.9%            3.4%                3.2% (1)         2.7%
- ----------------------------------------------------------------------------------------------------------------------
CREDIT CARDS-MANAGED
Nonperforming assets                      $ 14,227       $ 10,881        $  7,592            $  5,586         $ 13,615
Accruing loans past due 90 days or more     40,721         31,489          34,890              33,239           21,424
Impaired assets                             54,948         42,370          42,482              38,825           35,039
Total loans 30 days or more delinquent     133,121         94,035          99,308              97,100           77,712
As a percentage of gross receivables:
  Nonperforming assets                          .2%            .3%             .3%                 .3%              .9%
  Accruing loans past due 90 days or more       .6%            .8%            1.3%                1.6%             1.5%
  Impaired assets                               .8%           1.1%            1.6%                1.9%             2.4%
  Total loans 30 days or more delinquent       2.0%           2.4%            3.7%                4.8%             5.4%
Net charge-offs:
  Amount                                  $115,218       $105,966        $100,465            $ 84,113         $ 43,115
  As a percentage of average gross
    receivables                                2.5%           3.5%            4.5%                4.4% (1)         3.8%
- ----------------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS-MANAGED(2)
Nonperforming assets                      $ 44,678       $ 50,418        $ 46,755            $ 37,371         $ 22,703
Total loans 30 days or more delinquent      65,966         75,747          69,962              51,137           39,001
As a percentage of gross receivables:
  Nonperforming assets                         3.3%           4.4%            5.1%                5.2%             3.9%
  Total loans 30 days or more delinquent       4.9%           6.6%            7.7%                7.1%             6.6%
Net charge-offs:
  Amount                                  $ 20,709       $ 13,991        $  5,924            $  3,031         $  1,335
  As a percentage of average gross
    receivables                                1.7%           1.3%             .8%                 .5%              .3%
- ----------------------------------------------------------------------------------------------------------------------
LEASES-MANAGED
Nonperforming assets                      $  2,682       $  2,290        $  3,432            $  4,625         $  4,808
Total loans 30 days or more delinquent      20,972         16,476          15,320              11,048           10,212
As a percentage of receivables:
  Nonperforming assets                         1.0%           1.3%            2.5%                4.5%             5.8%
  Total loans 30 days or more delinquent       7.9%           9.7%           11.1%               10.8%            12.2%
Net charge-offs:
  Amount                                  $  3,961       $  2,759        $  2,352            $  2,130         $  2,226
  As a percentage of average
    receivables                                2.0%           1.9%            2.2%                2.5%             2.8%
======================================================================================================================

(1) The 1991 charge-off rates are normalized to exclude the acceleration of the charge-off of bankrupt and decedent accounts related to the adoption of a new credit card charge-off policy in 1991. Including these amounts, the charge-off rates for 1991 were 3.8% and 5.3% on a consolidated-managed and credit card-managed basis, respectively.

(2) In 1994, the Company implemented a new mortgage loan charge-off policy (see Asset Quality).

                                                  Advanta Corp. and Subsidiaries



(Dollars in thousands)                                                     December 31,
- -------------------------------------------------------------------------------------------------------------------
                                              1994            1993            1992           1991              1990
- -------------------------------------------------------------------------------------------------------------------
CONSOLIDATED-OWNED
Reserve for credit losses                  $41,617         $31,227         $40,228        $36,355           $31,701
Nonperforming assets                        31,949          11,487          15,318         18,367            25,765
Accruing loans past due 90 days or more     11,354          11,038          16,270         20,989            17,118
Impaired assets                             43,303          22,525          31,588         39,356            42,883
Reserve as a percentage of impaired
  assets                                      96.1%          138.6%          127.4%          92.4%             73.9%
As a percentage of gross receivables:
  Reserve                                      2.1%            2.4%            4.0%           2.9%              2.8%
  Nonperforming assets                         1.6%             .9%            1.5%           1.4%              2.3%
  Accruing loans past due 90 days or
    more                                        .6%             .9%            1.6%           1.7%              1.5%
  Impaired assets                              2.2%            1.8%            3.2%           3.1%              3.8%
Net charge-offs:
  Amount                                   $35,293         $26,776         $39,965        $50,807           $33,435
  As a percentage of average
    gross receivables                          2.6%            2.4%            3.9%           4.0% (1)          3.4%
- -------------------------------------------------------------------------------------------------------------------
CREDIT CARDS-OWNED
Reserve for credit losses                  $27,486         $25,859         $35,743        $31,193           $27,247
Nonperforming assets                         3,502           3,062           2,780          3,008             9,354
Accruing loans past due 90 days or more     11,238          11,013          16,270         20,978            17,079
Impaired assets                             14,740          14,075          19,050         23,986            26,433
Reserve as a percentage of impaired
  assets                                     186.5%          183.7%          187.6%         130.0%            103.1%
As a percentage of gross receivables:
  Reserve                                      1.6%            2.3%            4.8%           3.0%              3.4%
  Nonperforming assets                          .2%             .3%             .4%            .3%              1.2%
  Accruing loans past due 90 days
    or more                                     .6%            1.0%            2.2%           2.0%              2.2%
  Impaired assets                               .9%            1.2%            2.6%           2.3%              3.3%
Net charge-offs:
  Amount                                   $22,688         $23,623         $37,382        $47,252           $30,445
  As a percentage of average gross
    receivables                                1.9%            2.6%            4.6%           4.9% (1)          4.4%
- -------------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS-OWNED(2)
Reserve for credit losses                  $ 5,164         $ 2,706         $ 2,926        $ 2,447           $ 1,766
Nonperforming assets                        27,379           7,090          10,266         11,801            11,603
Reserve as a percentage of impaired
  assets                                      18.9%           38.2%           28.5%          20.7%             15.2%
As a percentage of gross receivables:
  Reserve                                      3.6%            3.0%            1.4%           1.3%               .7%
  Nonperforming assets                        19.2%            7.8%            4.8%           6.3%              4.6%
Net charge-offs:
  Amount                                   $11,689         $ 2,207         $ 1,451        $ 1,627           $ 1,170
  As a percentage of average gross
    receivables                                9.7%            1.4%             .8%            .8%               .5%
- -------------------------------------------------------------------------------------------------------------------
LEASES-OWNED
Reserve for credit losses                  $ 1,076         $ 1,826         $ 1,442        $ 1,119           $ 1,594
Nonperforming assets                         1,068           1,335           2,254          3,553             4,808
Reserve as a percentage of impaired
  assets                                     100.7%          136.8%           64.0%          31.5%             33.2%
As a percentage of receivables:
  Reserve                                      1.2%            3.6%            3.1%           3.1%              1.9%
  Nonperforming assets                         1.2%            2.6%            4.8%           9.7%              5.8%
Net charge-offs:
  Amount                                   $   914         $   947         $ 1,267        $ 2,130           $ 2,226
  As a percentage of average receivables       1.5%            1.6%            2.8%           3.1%              2.8%
===================================================================================================================

(1) The 1991 charge-off rates are normalized to exclude the acceleration of the charge-off of bankrupt and decedent accounts related to the adoption of a new credit card charge-off policy in 1991. Including these amounts, the charge-off rates for 1991 were 4.7% and 5.8% on a consolidated-owned and credit card-owned basis, respectively.

(2) In 1994, the Company initiated a program for repurchasing nonperforming assets from the securitized portfolios and implemented a new mortgage loan charge-off policy (see Asset Quality).

                                                  Advanta Corp. and Subsidiaries


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)                                           December 31,
- ------------------------------------------------------------------------------------
                                                             1994               1993
- ------------------------------------------------------------------------------------
ASSETS
Cash                                                  $    43,706        $    31,162
Federal funds sold                                         39,050             83,700
Interest-bearing deposits                                 313,852            150,496
Investments available for sale                            318,759            308,026
Loan and lease receivables, net:
  Available for sale                                      573,076            667,774
  Other loan and lease receivables, net                 1,406,378            614,879
                                                      ------------------------------
Total loan and lease receivables, net                   1,979,454          1,282,653
Premises and equipment (at cost, less accumulated
  depreciation of $28,906 in 1994 and $25,163
  in 1993)                                                 33,219             17,045
Amounts due from credit card securitizations              144,483            117,764
Other assets                                              240,525            149,349
- ------------------------------------------------------------------------------------
Total assets                                          $ 3,113,048        $ 2,140,195
====================================================================================
LIABILITIES
Deposits:
  Noninterest-bearing                                 $    64,510        $    33,446
  Interest-bearing                                      1,094,848          1,221,435
                                                      ------------------------------
Total deposits                                          1,159,358          1,254,881
Other borrowings                                          737,095            105,327
Long-term debt                                            666,033            368,372
Other liabilities                                         108,872             68,874
- ------------------------------------------------------------------------------------
Total liabilities                                       2,671,358          1,797,454
- ------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (See Notes 7 and 9)
Preferred stock                                             1,010              1,010
Class A common stock, $.01 par value;
  Authorized - 200,000,000 shares;
  Issued - 17,347,468 shares in 1994
  and 17,240,064 shares in 1993                               173                172
Class B common stock, $.01 par value;
  Authorized - 200,000,000 shares;
  Issued - 23,131,498 shares in 1994
  and 22,603,088 shares in 1993                               231                226
Additional paid-in capital, net                           176,465            166,646
Retained earnings, net                                    263,811            174,687
- ------------------------------------------------------------------------------------
Total stockholders' equity                                441,690            342,741
- ------------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $ 3,113,048        $ 2,140,195
====================================================================================

See Notes to Consolidated Financial Statements.

                                                  Advanta Corp. and Subsidiaries


CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)                 Year Ended December 31,
- ---------------------------------------------------------------------------------------
                                           1994                 1993               1992
- ---------------------------------------------------------------------------------------
Interest income:
  Loans and leases                     $135,429             $134,184           $143,970
  Investments:
    Taxable                              26,552               22,083             22,596
    Exempt from federal
      income tax                          3,158                1,680                155
                                      -------------------------------------------------
  Total investments                      29,710               23,763             22,751
                                      -------------------------------------------------
Total interest income                   165,139              157,947            166,721
                                      -------------------------------------------------
Interest expense:
  Deposits                               48,268               53,389             66,526
  Debt                                   36,347               22,951             23,426
  Other borrowings                       10,143                2,963              3,593
                                      -------------------------------------------------
Total interest expense                   94,758               79,303             93,545
                                      -------------------------------------------------
Net interest income                      70,381               78,644             73,176
Provision for credit losses              34,198               29,802             47,138
                                      -------------------------------------------------
Net interest income after
  provision for
  credit losses                          36,183               48,842             26,038
                                      -------------------------------------------------
Noninterest revenues:
Gain on sale of credit cards             18,352                    0                 0
Other noninterest revenues              377,456              255,580            193,144
                                      -------------------------------------------------
Total noninterest revenues              395,808              255,580            193,144
                                      -------------------------------------------------
Operating expenses:
  Amortization of credit
    card deferred origination
    costs, net                           39,381                6,566              4,482
  Other operating expenses              227,403              174,601            137,600
                                     --------------------------------------------------
Total operating expenses                266,784              181,167            142,082
                                     --------------------------------------------------
Income before income taxes
  and extraordinary item                165,207              123,255             77,100
Provision for income taxes               59,144               45,335             29,063
                                     --------------------------------------------------
Net income before
  extraordinary item                    106,063               77,920             48,037

Extraordinary item, net
  (See Note 10)                               0               (1,273)                 0
                                     --------------------------------------------------
Net income                             $106,063             $ 76,647           $ 48,037
=======================================================================================
Earnings per common
  share before
  extraordinary item
  (See Note 1)                         $   2.58             $   1.95           $   1.38
=======================================================================================
Earnings per common share
  (See Note 1)                         $   2.58             $   1.92           $   1.38
 ======================================================================================
Weighted average common
  shares outstanding                     41,046               39,777             34,590
=======================================================================================

See Notes to Consolidated Financial Statements.

                                                  Advanta Corp. and Subsidiaries


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Unrealized
                                                                                       Investment
                              Class A      Class A    Class B  Additional                Holding                          Total
                             Preferred     Common     Common    Paid-In     Deferred      Gains     Retained  Treasury Stockholders'
                                Stock       Stock      Stock    Capital   Compensation   (Losses)   Earnings    Stock      Equity
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1991       $ 1,010     $ 166      $  166    $ 62,613    $ (5,668)    $  (233)   $ 60,805    $   0    $ 118,859
Change in unrealized
  appreciation of equity
  investments                                                                                194                               194
Preferred and common cash
  dividends declared                                                                                  (4,028)               (4,028)
Exercise of stock options                      4           3       1,724                                                     1,731
Issuance of stock:
  Benefit plans                                            3       3,512      (2,025)                             156        1,646
Amortization of deferred
  compensation                                                                 2,338                                         2,338
Termination/Tax
  benefit-benefit plans                                            6,462         218                             (587)       6,093
Net Income                                                                                            48,037                48,037
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1992         1,010       170         172      74,311      (5,137)        (39)    104,814     (431)     174,870
Change in unrealized
  appreciation of equity
  investments                                                                                563                               563
Preferred and common cash
  dividends declared                                                                                  (7,298)               (7,298)
Exercise of stock options                      2           4       1,866                                                     1,872
Issuance of stock:
  Public offering                                         45      89,980                                                    90,025
  Benefit plans                                            5       9,575      (7,934)                             419        2,065
Amortization of deferred
  compensation                                                                 1,960                                         1,960
Termination/Tax
  benefit-benefit plans                                            1,922         103                               12        2,037
Net Income                                                                                            76,647                76,647
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1993         1,010       172         226     177,654     (11,008)        524     174,163        0      342,741
Change in unrealized
  appreciation of equity
  investments                                                                             (7,062)                           (7,062)
Preferred and common cash
  dividends declared                                                                                  (9,877)               (9,877)
Exercise of stock options                      1           2       1,671                                          184        1,858
Issuance of stock:
  Benefit plans                                            3      11,543      (9,542)                             636        2,640
Amortization of deferred
  compensation                                                                 5,327                                         5,327
Termination-benefit plans                                           (190)      1,010                             (820)           0
Net Income                                                                                           106,063               106,063
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1994       $ 1,010    $  173      $  231    $190,678    $(14,213)    $(6,538)   $270,349    $   0    $ 441,690
==================================================================================================================================

See Notes to Consolidated Financial Statements.

                                                  Advanta Corp. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)                                                                       Year Ended December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                   1994                  1993                 1992
- ----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                  $   106,063           $    76,647           $   48,037
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Proceeds from sales/securitizations of receivables                       2,738,740             1,686,913            1,396,011
     Purchase of mortgage/lease portfolios                                     (143,804)              (70,014)             (25,159)
     Principal collected on mortgages                                            25,753                21,257               24,294
     Mortgages made to customers                                               (451,892)             (472,099)            (441,633)
     Depreciation and amortization of intangibles                                 7,907                 5,206                4,855
     Provision for credit losses                                                 34,198                29,802               47,138
     Change in other assets and amounts due from securitizations                (43,599)              (19,549)             (41,182)
     Change in other liabilities                                                 27,616                16,952               31,792
     Gain on securitization of mortgages and leases                             (27,189)              (19,127)             (15,209)
     Loss on repurchase of senior subordinated debentures                             0                 1,928                    0
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     2,273,793             1,257,916            1,028,944

INVESTING ACTIVITIES
     Purchase of investments available for sale                              (1,804,963)           (1,020,355)            (502,853)
     Proceeds from sales of investments available for sale                      623,663               840,936              352,980
     Proceeds from maturing investments available for sale                    1,159,702                81,592               87,361
     Change in fed funds sold and interest-bearing deposits                     (34,973)               78,089             (188,777)
     Change in credit card receivables, excluding sales                      (2,790,421)           (1,441,397)            (692,582)
     Purchase of premises and equipment                                         (24,088)              (13,271)              (5,302)
     Proceeds from sale of premises and equipment                                   647                   930                  285
     Excess of cash collections over income
       recognized on direct financing leases                                     21,691                20,493               16,907
     Equipment purchased for direct financing lease contracts                  (160,080)              (90,002)             (63,571)
     Net change in other loans                                                      (75)                   (1)                 127
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                        (3,008,897)           (1,542,986)            (995,425)

FINANCING ACTIVITIES
     Increase in demand and savings deposits                                    112,048                18,666               18,171
     Proceeds from sales of time deposits                                       448,624               820,904              621,456
     Payments for maturing time deposits                                       (656,195)             (789,175)            (640,176)
     Change in repurchase agreements and term fed funds                         395,455                     0             (101,847)
     Proceeds from issuance of subordinated debt                                 39,437               135,000              177,321
     Payments on redemption of subordinated debt                                (58,618)             (103,480)             (98,711)
     Redemption of senior subordinated debentures                                     0               (36,404)                   0
     Proceeds from issuance of medium-term notes                                344,787                15,000                    0
     Proceeds from issuance of 5 1/8% notes                                           0               149,851                    0
     Proceeds from issuance of notes payable to banks                           137,276               121,069              193,977
     Repayment of notes payable to banks                                         (9,787)             (137,196)            (190,663)
     Proceeds from issuance of stock                                              4,498                93,542                3,377
     Cash dividends paid                                                         (9,877)               (7,298)              (4,028)
- ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                747,648               280,479              (21,123)
- ----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                  12,544                (4,591)              12,396
Cash at beginning of year                                                        31,162                35,753               23,357
Cash at end of year                                                         $    43,706           $    31,162           $   35,753
==================================================================================================================================

See Notes to Consolidated Financial Statements.

                                                  Advanta Corp. and Subsidiaries



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Advanta Corp. (the "Company") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain prior-period amounts have been reclassified to conform with current-year classifications. As indicated in Management's Discussion and Analysis under the caption "Operating Expenses," the Company is including the amortization of credit card deferred origination costs, net of deferred fees, in operating expenses rather than as a component of interest income as these net costs are linked to the privilege period of the cards and not to the credit card receivables.

CREDIT CARD ORIGINATION COSTS, SECURITIZATION INCOME AND FEES

CREDIT CARD ORIGINATION COSTS

The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease as an adjustment to interest income. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements approximated $55.2 million in 1994, $29.5 million in 1993 and $20.3 million in 1992.

         The company amortizes deferred credit card origination costs under the consensus reached at the May 20, 1993 meeting of the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board regarding the acquisition of individual credit card accounts from independent third parties (EITF Issue 93-1). The consensus stated that credit card accounts acquired individually should be accounted for as originations under SFAS 91 and EITF Issue 92-5. Amounts paid to a third party to acquire individual credit card accounts should be deferred and netted against the related credit card fee, if any, and the net amount should be amortized on a straight line basis over the privilege period. If a significant fee is charged, the privilege period is the period that the fee entitles the cardholder to use the card. If there is no significant fee, the privilege period should be one year. In accordance with this consensus, direct origination costs incurred related to credit card account originations initiated after the May 20, 1993 consensus date are deferred and amortized over 12 months. Costs incurred for originations which were initiated prior to May 20, 1993 will continue to be amortized over a 60 month period as was the practice prior to the EITF 93-1 consensus.

         Prior to the EITF Issue 93-1 consensus, it was the Company's practice to write off deferred origination costs related to credit card receivables that have been securitized. This practice had effectively written off credit card origination costs much more quickly than the 60 month period previously utilized. In connection with the prospective adoption of a 12 month amortization period for deferred credit card account origination costs, the Company no longer writes off deferred origination costs related to credit card receivables being securitized as under the EITF 93-1 consensus, such costs are not directly associated with the receivables.

                                                  Advanta Corp. and Subsidiaries



CREDIT CARD SECURITIZATION INCOME

Since 1988, the Company, through its subsidiary Colonial National Bank USA ("Colonial National" or the "Bank"), has completed 22 credit card securitizations totaling $5.4 billion in receivables. See Note 3 and Note 17. In each transaction, credit card receivables were transferred to a trust and interests in the trust were sold to investors for cash. The Company records excess servicing income on credit card securitizations representing additional cash flow from the receivables initially sold based on the repayment term, including prepayments. Prior to the EITF Issue 93-1 consensus, net gains were not recorded at the time each transaction was completed as excess servicing income was offset by the write-off of deferred origination costs and the establishment of recourse reserves. Subsequent to the prospective adoption discussed above, excess servicing income has been recorded at a lower level at the time of each transaction, and is predominantly offset by the establishment of recourse reserves. The lower level of excess servicing income corresponds with the discontinuance of deferred origination cost write-offs upon securitization of receivables, as discussed above. During the "revolving period" of each trust, income is recorded based on additional cash flows from the new receivables which are sold to the trusts on a continual basis to replenish the investors' interest in trust receivables which have been repaid by the credit cardholders.

CREDIT CARD FEES

Annual fees on credit cards are deferred and amortized on a straight-line basis over the fiscal year of the account.

The changes relating to origination costs and securitization income, as discussed above, in the aggregate did not have a material effect on the Company's 1993 financial statements.

MORTGAGE LOAN ORIGINATION FEES

The Company generally charges origination fees ("points") for mortgage loans where permitted under state law. Origination fees, net of direct origination costs, are deferred and amortized over the contractual life of the loan. However, upon the sale or securitization of the loans, the unamortized portion of such fees is recognized and included in the computation of the gain on sale.

LOAN AND LEASE RECEIVABLES AVAILABLE FOR SALE

Loan and lease receivables available for sale represent receivables currently on the balance sheet that the Company generally intends to sell or securitize within the next six months. These assets are reported at the lower of cost or fair market value.

INVESTMENTS HELD TO MATURITY

Investments held to maturity include those investments that the Company has the positive intent and ability to hold to maturity. These investments are reported at cost, adjusted for the amortization of premiums or the accretion of discounts. At December 31, 1994 and 1993 the Company had no investments classified as held to maturity.

INVESTMENTS AVAILABLE FOR SALE

Investments available for sale include securities that the Company sells from time to time to provide liquidity and in response to changes in the market. In 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement requires that debt and equity securities classified as Available for Sale be reported at market value. This Statement is effective for fiscal years beginning after December 15, 1993. The Company elected to adopt this statement as of December 31, 1993, and as such, these securities are recorded at market value at that date. Unrealized holding gains and losses on these securities are reported as a separate component of stockholders' equity and included in retained earnings.

                                                  Advanta Corp. and Subsidiaries



DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses various derivative financial instruments ("derivatives") such as interest rate swaps and caps, forward contracts, options on securities, and financial futures as part of its interest rate risk management strategy. Derivatives are classified as hedges or synthetic alterations of specific on-balance sheet items, off-balance sheet items or anticipated transactions. In order for derivatives to qualify for hedge accounting treatment the following conditions must be met: 1) the underlying item being hedged by derivatives exposes the Company to interest rate risk, 2) the derivative used serves to reduce the Company's sensitivity to interest rate risk, and 3) the derivative used is designated and deemed effective in hedging the Company's exposure to interest rate risk. In addition to meeting these conditions, anticipatory hedges must demonstrate that the anticipated transaction being hedged is probable to occur and the expected terms of the transaction are identifiable.

         For derivatives designated as hedges, gains or losses are deferred and included in the carrying amounts of the related item exposing the Company to interest rate risk and ultimately recognized in income as part of those carrying amounts. Accrual accounting is applied for derivatives designated as synthetic alterations with income and expense recorded in the same category as the related underlying on-balance sheet or off-balance sheet item synthetically altered. Gains or losses resulting from early terminations of derivatives are deferred and amortized over the remaining term of the underlying balance sheet item or the remaining term of the derivative, as appropriate.

         Derivatives not qualifying for hedge or synthetic accounting treatment would be carried at market value with realized and unrealized gains and losses included in noninterest revenues. At December 31, 1994, 1993 and 1992, all derivatives qualified as hedges or synthetic alterations.

INCOME FROM MORTGAGE BANKING ACTIVITIES

The Company, through its subsidiaries, sells mortgage loans through both secondary market securitizations and whole loan sales, typically with servicing retained. Income is recognized at the time of sale approximately equal to the present value of the anticipated future cash flows resulting from the retained yield adjusted for an assumed prepayment rate, net of any anticipated charge-offs, and allowing for a normal servicing fee. Changes in the anticipated future cash flows, as well as the receipt of cash flows which differ from those projected, affect the recognition of current and future mortgage banking income. Also included in income is any difference between the net sales proceeds and the carrying value of the mortgage loans sold at the time of the transaction. See Note 3 and Note 17. The carrying value includes deferred loan origination fees and costs which include certain fees and costs related to acquiring and processing a loan held for resale. These deferred origination fees and costs are netted against income from mortgage banking activities when the loans are sold. Mortgage banking income also includes loan servicing fees equal to .5% of the outstanding balance of securitized loans and, beginning in 1992, loan servicing fees on mortgage loan portfolios which were never owned by the Company ("contract servicing").

INCOME FROM LEASE SECURITIZATIONS

The Company, through its subsidiaries, sells equipment lease receivables through secondary market securitizations. Income is recorded at the time of sale approximately equal to the present value of the anticipated future cash flows net of anticipated charge-offs, partially offset by deferred initial direct costs, transaction expenses and estimated credit losses under certain recourse requirements of the trust. Also included in income is the difference between the net sales proceeds and the carrying amount of the receivables sold. Subsequent to the initial sale, securitization income is recorded in proportion to the actual cash flows received from the trusts. See Note 3 and Note 17.

                                                  Advanta Corp. and Subsidiaries


INSURANCE

Reinsurance premiums, net of commissions on credit life, disability and unemployment policies on credit cards, are earned monthly based upon the outstanding balance of the underlying receivables. The cost of acquiring new reinsurance is deferred and amortized over the reinsurance period in order to match the expense with the anticipated premium revenue. Insurance claim reserves are based on estimated settlement amounts for both reported and incurred but not reported losses.

CREDIT LOSSES

During 1991, the Company adopted a new charge-off policy related to bankrupt, decedent and fraudulent credit card accounts. Under the previous policy, whenever the Company received notification that a credit cardholder had filed a bankruptcy petition or was deceased, a reserve was established equal to the full balance of the receivable. The receivable, if not paid, would be charged off at 186 days contractual delinquency. Likewise, receivables in accounts identified as fraudulent would be reserved against and written off (as an operating expense) when they became 186 days contractually delinquent. Under the policy adopted in 1991, bankrupt and decedent accounts are written off within 30 days of notification, and accounts suspected of being fraudulent are written off after a 90 day investigation period, unless the investigation shows no evidence of fraud. During the 1991 transition period, both newly identified bankrupt, decedent and fraudulent accounts, as well as those previously identified, were written off.

         During 1994, the Company implemented a new policy for the charge-off of mortgage loans. Under this policy, the Company charges off potential losses on all nonperforming mortgages that have become twelve months delinquent, regardless of anticipated collectibility. During the 1994 transition period, both mortgages that became twelve months delinquent in 1994, as well as those mortgages that had been twelve months or more delinquent, were charged off.

PREMISES AND EQUIPMENT

Premises, equipment, computers and software are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred.

GOODWILL

Goodwill, representing the cost of investments in subsidiaries and affiliated companies in excess of net assets acquired at acquisition, is amortized on a straight-line basis over 25 years.

INCOME TAXES

Effective January 1, 1993, the Company implemented the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") with no material effect on the financial statements. SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. Prior to the implementation of SFAS 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11.

EARNINGS PER SHARE

Earnings per common share are computed by dividing net earnings after preferred stock dividends by the average number of shares of common stock and common stock equivalents outstanding during each year. The outstanding preferred stock is not a common stock equivalent.

                                                  Advanta Corp. and Subsidiaries



CASH FLOW REPORTING

For purposes of reporting cash flows, cash includes cash on hand and amounts due from banks. Cash paid during 1994, 1993 and 1992 for interest was $91.5 million, $78.8 million and $94.4 million, respectively. Cash paid for taxes during these periods was $60.9 million, $30.0 million and $17.7 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), an amendment of SFAS
114. Both statements are effective for fiscal years beginning after December 15, 1994. By their terms, SFAS 114 and SFAS 118 do not apply either to a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment (such as the Company's credit card loans), or to leases. While SFAS 114 and SFAS 118 may apply to a portion of the Company's mortgage loan portfolio, its adoption will not have a material effect on the Company's financial statements.

NOTE 2. LOAN AND LEASE RECEIVABLES

Loan and Lease Receivables consisted of the following:

                                                         December 31,
- --------------------------------------------------------------------------
                                                     1994             1993
- --------------------------------------------------------------------------
Credit cards(A)                                $1,730,176       $1,131,367
Mortgage loans(B)                                 142,874           91,340
Leases(C)                                          86,157           51,008
Other loans                                         5,237            3,590
- --------------------------------------------------------------------------
  Gross loan and
      lease receivables                         1,964,444        1,277,305
- --------------------------------------------------------------------------
Add: Deferred origination costs,
  net of deferred fees(D)                          56,627           36,575
Less: Reserve for credit losses:
  Credit cards                                    (27,486)         (25,859)
  Mortgage loans                                   (5,164)          (2,706)
  Leases                                           (1,076)          (1,826)
  Other                                            (7,891)            (836)
- --------------------------------------------------------------------------
Total                                             (41,617)         (31,227)
- --------------------------------------------------------------------------
Net loan and lease receivables                 $1,979,454       $1,282,653
==========================================================================

(A) Includes credit card receivables available for sale of $420.0 million and $564.0 million in 1994 and 1993, respectively.

(B) Includes mortgage loan receivables available for sale of $116.1 million and $74.6 million in 1994 and 1993, respectively.

(C) Includes lease receivables available for sale of $36.0 million and $28.6 million in 1994 and 1993, respectively, and is net of unearned income of $17.9 million and $11.9 million in 1994 and 1993, respectively, and also includes residual interest for both years.

(D) Includes approximately $1.0 million and $.6 million in 1994 and 1993, respectively, related to loan and lease receivables available for sale.


Receivables serviced for others consisted of the following items:

                                                        December 31,
- --------------------------------------------------------------------------
                                                     1994             1993
- --------------------------------------------------------------------------

Credit cards                                   $4,808,257       $2,790,719
Mortgage loans                                  1,203,226        1,058,524
Leases                                            179,310          119,613
- --------------------------------------------------------------------------
Total                                          $6,190,793       $3,968,856
==========================================================================

                                                  Advanta Corp. and Subsidiaries



The geographic concentration of managed receivables was as follows:

                                                                          December 31,
- -------------------------------------------------------------------------------------------------------------
                                                         1994                                   1993
- -------------------------------------------------------------------------------------------------------------
                                           RECEIVABLES                   %         Receivables              %
- -------------------------------------------------------------------------------------------------------------
California                                  $1,491,094                 18.3%        $  988,178           18.8%
New York                                       648,746                  8.0            455,036            8.7
New Jersey                                     443,784                  5.4            333,064            6.3
Texas                                          442,185                  5.4            261,991            5.0
Florida                                        406,240                  5.0            251,238            4.8
All other                                    4,723,188                 57.9          2,956,654           56.4
- -------------------------------------------------------------------------------------------------------------
Total managed
  receivables                               $8,155,237                100.0%        $5,246,161          100.0%
=============================================================================================================

         In the normal course of business, the Company makes commitments to extend credit to its credit card customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. The Company does not require collateral to support this financial commitment. At December 31, 1994 and 1993, the Company had $24.7 billion and $16.0 billion, respectively, of commitments to extend credit outstanding for which there is potential credit risk. The Company believes that its customers' utilization of these lines of credit will continue to be substantially less than the amount of the commitments, as has been the Company's experience to date. At December 31, 1994 and 1993, outstanding managed credit card receivables represented 26% and 24%, respectively, of outstanding commitments.

NOTE 3. CREDIT CARD, MORTGAGE LOAN AND EQUIPMENT LEASE SECURITIZATIONS

Colonial National has completed 22 sales of credit card receivables through asset-backed securitizations aggregating $5.4 billion. In each transaction, credit card receivables were transferred to a trust which issued certificates representing ownership interests in the trust to institutional investors. Colonial National retained a participation interest in each trust, reflecting the excess of the total amount of receivables transferred to the trust over the portion represented by certificates sold to investors. The retained participation interests in the credit card trusts were $1.3 billion and $371.8 million at December 31, 1994 and 1993, respectively. Although Colonial National continues to service the underlying credit card accounts and maintain the customer relationships, these transactions are treated as sales for financial reporting purposes to the extent of the investors' interests in the trusts. Accordingly, the associated receivables are not reflected on the balance sheet.

         Colonial National is subject to certain recourse provisions in connection with these securitizations. At December 31, 1994 and 1993, Colonial National had reserves of $74.5 million and $96.4 million, respectively, related to these recourse provisions. These reserves are netted against the amounts due from credit card securitizations. At December 31, 1994, the Company had amounts receivable from credit card securitizations, which include the related interest-bearing deposits, and amounts due from credit card securitizations of $318.6 million, $174.1 million of which was subject to liens by the providers of the credit enhancement facilities for the individual securitizations. At December 31, 1993, the amounts receivable and amounts subject to lien were $222.5 million and $104.7 million, respectively.

         Through December 31, 1994, the Company had sold, through securitizations and whole loan sales, approximately $2.2 billion of mortgage loan receivables which sales are subject to certain recourse provisions. The Company had reserves of $17.3 million and $32.1 million at year end 1994 and 1993, respectively, related to these recourse provisions which are netted against the excess mortgage servicing rights. See Note 17. At December 31, 1994, the Company had amounts receivable from mortgage loan sales and securitizations of $128.6 million, $49.1 million of which was subject to liens. At December 31, 1993, the amounts receivable and amounts subject to lien were $102.8 million and $39.7 million, respectively.

                                                  Advanta Corp. and Subsidiaries



         Through December 31, 1994, the Company had securitized approximately $298 million of equipment lease receivables which are subject to certain recourse provisions. The asset-backed certificates carry both fixed and variable rates to investors. There were reserves of $9.7 million and $5.3 million at year end 1994 and 1993, respectively, related to these recourse provisions which are netted against the excess servicing on lease securitizations. See Note 17. The Company had accounts receivable from lease securitizations of $14.4 million at year end 1994 and $8.5 million at year end 1993, of which $6.4 million and $5.9 million, respectively, were subject to liens by providers of the credit enhancement facilities. Total interest in residuals for lease assets sold was $12.0 million and $9.6 million at December 31, 1994 and 1993, respectively, and is also subject to recourse provisions.

NOTE 4. RESERVE FOR CREDIT LOSSES

The reserve for credit losses for lending and leasing transactions is established to reflect losses anticipated from delinquencies that have already occurred. Any adjustments to the reserves are reported in the Income Statements in the periods they become known.

         During 1994, the Company initiated a mortgage loan repurchase program in which nonperforming mortgage loans were repurchased from the securitization trusts in order to lower the net funding costs

The following table displays five years of reserve history:

RESERVE FOR CREDIT LOSSES                                                      Year Ended December 31,
- ---------------------------------------------------------------------------------------------------------------------------------
                                              1994                    1993               1992              1991              1990
- ---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1                      $ 31,227                $ 40,228           $ 36,355           $ 31,701         $ 23,108
Provision for credit losses                 34,198                  29,802             47,138             55,461           42,411
Reserve on other receivables sold                0                       0                  0                  0             (383)
Transfer of reserves from/(to)
   recourse reserves                        11,485                 (12,027)            (3,300)                 0                0
Gross credit losses:
   Credit cards                            (28,646)                (33,805)           (46,477)           (52,798)         (34,848)
   Mortgage loans                          (11,731)                 (2,247)            (1,488)            (1,635)          (1,188)
   Leases                                   (1,053)                 (1,376)            (1,930)            (3,205)          (4,038)
   Other loans                                 (44)                    (93)               (73)              (155)            (126)
- ---------------------------------------------------------------------------------------------------------------------------------
Total credit losses                        (41,474)                (37,521)           (49,968)           (57,793)         (40,200)
Recoveries:
   Credit cards                              5,958                  10,182              9,095              5,546            4,403
   Mortgage loans                               42                      40                 37                  8               18
   Leases                                      139                     429                663              1,075            1,811
   Other loans                                  42                      94                208                357              533
- ---------------------------------------------------------------------------------------------------------------------------------
Total recoveries                             6,181                  10,745             10,003              6,986            6,765
- ---------------------------------------------------------------------------------------------------------------------------------
Net credit losses                          (35,293)                (26,776)           (39,965)           (50,807)         (33,435)
Balance at December 31                    $ 41,617                $ 31,227           $ 40,228           $ 36,355         $ 31,701
=================================================================================================================================



on these managed assets. In accordance with this program, the Company transferred approximately $13 million of the off-balance sheet mortgage loan recourse reserves associated with these repurchased mortgages to on-balance sheet mortgage loan reserves (see discussion in Management's Discussion and Analysis under the caption "Provision for Credit Losses"). During 1993, the Company used $11 million of on-balance sheet unallocated reserves to increase off-balance sheet mortgage loan recourse reserves, which are a component of excess mortgage servicing rights.

                                                  Advanta Corp. and Subsidiaries


NOTE 5. INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consisted of the following:

                                                            December 31,
- -----------------------------------------------------------------------------------------------------------------
                                          1994                                              1993
                     ---------------------------------------------    -------------------------------------------
                                     GROSS      GROSS                               Gross       Gross
                      AMORTIZED   UNREALIZED UNREALIZED    MARKET     Amortized  Unrealized   Unrealized   Market
                        COST         GAINS     LOSSES       VALUE       Cost        Gains       Losses      Value
- -----------------------------------------------------------------------------------------------------------------
U.S. Treasury
 & other U.S.
 government
 securities          $192,994         $0     $ (4,509)    $188,485    $154,873     $  225       $(177)   $154,921
State and
 municipal
 securities            78,884          0       (1,676)      77,208      75,797        868           0      76,665
Collateralized
 mortgage
 obligations            8,584          0         (672)       7,912      21,288         42         (60)     21,270
Mortgage-backed
 securities            34,555          0       (2,829)      31,726      45,611          0         (42)     45,569
Equity
 securities            12,430          0         (250)      12,180       6,947          0           0       6,947
Other                   1,371          0         (123)       1,248       2,704          0         (50)      2,654
- -----------------------------------------------------------------------------------------------------------------
Total                $328,818         $0     $(10,059)    $318,759    $307,220     $1,135       $(329)   $308,026
=================================================================================================================




                                          December 31,
- ----------------------------------------------------------------------
                                             1992
                      ------------------------------------------------
                                        Gross       Gross
                        Amortized    Unrealized  Unrealized    Market
                          Cost          Gains      Losses      Value
- ----------------------------------------------------------------------
U.S. Treasury
 & other U.S.
 government
 securities              $ 38,575     $  248       $ (73)     $ 38,750
State and
 municipal
 securities                 2,942         13          90         3,081
Collateralized
 mortgage
 obligations              101,913        902        (319)      102,496
Mortgage-backed
 securities                58,089        232         (66)       58,255
Equity
 securities                 5,539         32           0         5,571
Other                       2,224          0           0         2,224
- ----------------------------------------------------------------------
Total                    $209,282     $1,553       $(458)     $210,377
======================================================================

At December 31, 1994, investment securities with a book value of $106,582 were pledged as collateral for repurchase and derivatives transactions. At December 31, 1993, investment securities with a book value of $17,473 were pledged as collateral for derivatives transactions. At December 31, 1994, 1993 and 1992, investment securities with a book value of $7,133, $7,927 and $9,147, respectively, were deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers. At December 31, 1994, $10,059 of net unrealized losses on securities were included in investments available for sale. During 1994, the net change in unrealized losses on available for sale securities included as a separate component of stockholders' equity was $7,062.

         Maturity of investments available for sale at December 31, 1994 was as follows:


- -----------------------------------------------------------------------------
                                                         Amortized     Market
                                                         Cost          Value
- -----------------------------------------------------------------------------
Due in 1 year                                           $100,250     $ 99,874
Due after 1 but within 5 years                           172,415      166,500
Due after 5 but within 10 years                              584          567
Due after 10 years                                             0            0
- -----------------------------------------------------------------------------
  Subtotal                                               273,249      266,941
Mortgage-backed CMO and MBS                               43,139       39,638
Equity securities                                         12,430       12,180
- -----------------------------------------------------------------------------
Total investments                                       $328,818     $318,759
=============================================================================

During 1994, proceeds from sales of available for sale securities were $624,000. Gross gains of $118 and losses of $596 were realized on these sales. Proceeds during 1993 were $841,000. Gross gains of $3,430 and losses of $888 were realized on these sales. Proceeds during 1992 were $353,000. Gross gains of $2,414 and losses of $427 were realized on these sales. The specific identification method was the basis used to determine the amortized cost in computing realized gains and losses. Equity securities primarily include FRB, FHLB and FNMA stock that the Company is required to hold.

                                                  Advanta Corp. and Subsidiaries

NOTE 6. DEBT

Debt consisted of the following:

                                                   December 31,
- -------------------------------------------------------------------------
                                          1994                       1993
- -------------------------------------------------------------------------
7% CNB subordinated notes,
  due 2003                          $   49,659                  $  49,620
Short-term CNB bank notes               84,977                          0
5 1/8% notes, due 1996                 149,903                    149,851
RediReserve money market
  subordinated certificates              4,829                      5,843
Six-month subordinated notes             5,422                      7,354
One-year subordinated notes             34,082                     39,436
Eighteen-month subordinated
  notes                                 10,113                     14,261
Two-, four- and five-year
  subordinated notes                   130,213                    133,401
Thirty-month subordinated notes         37,858                     41,281
Medium-term notes                      359,735                     15,000
Other notes                             10,003                     10,165
- -------------------------------------------------------------------------
Total debt                             876,794                    466,212
Less short-term debt
  and certificates                    (210,761)                   (97,840)
- -------------------------------------------------------------------------
Long-term debt                      $  666,033                  $ 368,372
=========================================================================

The annual maturities of long-term debt at December 31, 1994 for the years ending December 31 are as follows: $425.6 million in 1996; $142.7 million in 1997; $27.7 million in 1998; $15.1 million in 1999; and $54.9 million thereafter. The average interest cost of the Company's debt during 1994, 1993 and 1992 was 6.23%, 7.59% and 9.01%, respectively.

NOTE 7. STOCK DIVIDENDS

On September 23, 1993, the Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend on both the Class A and Class B Common Stock to shareholders of record as of October 4, 1993, which dividend was paid on October 15, 1993. All share and per share amounts have been adjusted to reflect the three-for-two stock split as a result of the stock dividend.

NOTE 8. CAPITAL STOCK

The number of shares of capital stock was as follows:

                                                   Issued and Outstanding
- -------------------------------------------------------------------------
                                                         December 31,
- -------------------------------------------------------------------------
                                                      1994        1993
- -------------------------------------------------------------------------
                                                        (In thousands)
Class A preferred--$1,000 par value;
 Authorized, 1,010                                       1           1
=========================================================================
Class B preferred--$.01 par value;
 Authorized, 1,000,000                                   0           0
=========================================================================
Class A voting common stock--
 $.01 par value;
 Authorized, 200,000,000                            17,347      17,240
Class B non-voting common stock--
 $.01 par value;
 Authorized, 200,000,000                            23,132      22,603
- -------------------------------------------------------------------------
Total common stock                                  40,479      39,843
=========================================================================

                                                  Advanta Corp. and Subsidiaries


         The Class A Preferred Stock is entitled to 1/2 vote per share and a non-cumulative dividend of $140 per share per year, which must be paid prior to any dividend on the common stock. Dividends were declared on the Class A Preferred Stock for the first time in 1989 and have continued through 1994 as the Company paid dividends on its common stock. The redemption price of the Class A Preferred Stock is equivalent to the par value.

NOTE 9. ISSUANCE OF COMMON STOCK

On March 24, 1993, in a public offering, the Company sold 2,575,000 shares (pre-split) of Class B Common Stock. Proceeds from the offering, net of the underwriting discount, were $77.5 million. On April 21, 1993, the underwriters of the offering purchased an additional 450,000 shares (pre-split) of Class B Common Stock, pursuant to the overallotment option granted to them by the Company. This brought the Company's total proceeds of the offering, net of related expenses, to approximately $90 million. The Company used the proceeds of the offering for general corporate purposes, including financing the growth of its subsidiaries.

NOTE 10. EXTRAORDINARY ITEM

In April of 1993, the Company repurchased the remaining $33.2 million of its 12 3/4% Senior Subordinated Debentures at a price equal to 104% of par. This transaction resulted in an extraordinary loss of $1.3 million (net of a tax benefit of $.7 million) or $.03 per share for the year ended December 31, 1993.

NOTE 11. INCOME TAXES

Income tax expense consisted of the following components:

                                                                      Year Ended December 31,
- ------------------------------------------------------------------------------------------------
                                                                     1994         1993      1992
- ------------------------------------------------------------------------------------------------
Current:
 Federal                                                          $54,246      $40,736   $21,853
 State                                                              4,948        4,184     3,077
- ------------------------------------------------------------------------------------------------
                                                                   59,194       44,920    24,930
- ------------------------------------------------------------------------------------------------
Deferred:
 Federal                                                             (613)      (1,829)    2,999
 State                                                                563        2,244     1,134
- ------------------------------------------------------------------------------------------------
                                                                      (50)         415     4,133
- ------------------------------------------------------------------------------------------------
Total tax expense before
   extraordinary item                                             $59,144      $45,335   $29,063
================================================================================================


         Current taxes payable include the earnings of certain subsidiaries which are not included in the consolidated federal income tax return.

         The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                                                                            Year Ended December 31,
  ------------------------------------------------------------------------------------------------------
                                                                  1994              1993            1992
  ------------------------------------------------------------------------------------------------------
  Statutory federal
    income tax                                                 $57,822           $43,139         $26,217
  State income taxes,
    net of federal income
    tax benefit                                                  3,582             4,178           2,784
  Nontaxable investment
    income                                                      (1,149)             (675)            (46)
  Other                                                         (1,111)           (1,307)            108
  ------------------------------------------------------------------------------------------------------
  Consolidated tax
    expense before
    extraordinary item                                         $59,144           $45,335         $29,063
  ------------------------------------------------------------------------------------------------------
  Tax benefit on loss from
    repurchase of debentures                                         0              (656)              0
  ------------------------------------------------------------------------------------------------------
  Consolidated tax expense                                     $59,144           $44,679         $29,063
  ======================================================================================================

                                                  Advanta Corp. and Subsidiaries



          Deferred taxes are determined based on the estimated future tax effects of the differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset/(liability) is comprised of the following:

- --------------------------------------------------------------------------------------
                                                        DECEMBER 31,        January 1,
                                                            1994             1994
- --------------------------------------------------------------------------------------
Deferred taxes:
  GROSS ASSETS                                            $78,602             $ 25,755
  Gross liabilities                                       (52,344)             (43,815)
- --------------------------------------------------------------------------------------
Total deferred taxes                                      $26,258             $(18,060)
======================================================================================

          The Company did not record any valuation allowances against deferred tax assets at December 31, 1994 and 1993.

          The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

- --------------------------------------------------------------------------------------
                                                        DECEMBER 31,        January 1,
                                                           1994                1994
- --------------------------------------------------------------------------------------
SFAS 91                                                  $(20,034)            $(13,344)
Loan losses                                                14,965               23,631
Mortgage banking income                                    10,174               (2,395)
Securitization income                                     (28,949)             (25,817)
Leasing income                                             42,473                    0
Insurance underwriting                                     (3,361)              (2,258)
Deferred compensation                                       1,388                  592
Mark to market adjustment                                   3,021                    0
Change in accounting method                                 1,008                    0
Other                                                       5,573                1,531
- --------------------------------------------------------------------------------------
Net deferred tax
  assets/(liabilities)                                   $ 26,258             $(18,060)
======================================================================================

NOTE 12. BENEFIT PLANS

The Company has adopted several management incentive plans designed to provide incentives to participating employees to remain in the employ of the Company and devote themselves to its success. Under these plans, eligible employees were given the opportunity to elect to take portions of their anticipated or "target" bonus payments for future years in the form of restricted shares of common stock. To the extent that such elections were made (or, for executive officers, were required by the terms of such plans), restricted shares were issued to employees, with the number of shares granted to employees determined by dividing the amount of future bonus payments the employee had elected to receive in stock by the market price as determined under the incentive plans. The restricted shares are subject to forfeiture should the employee terminate employment with the Company prior to vesting. Restricted shares vest 10 years from the date of grant, but with respect to the restricted shares issued under each plan, vesting was and will be accelerated annually with respect to one-third of the shares, to the extent that the employee and the Company met or meet their respective performance goals for a given plan performance year. When newly eligible employees elect to participate in a plan, the number of shares issued to them with respect to their "target" bonus payments for the relevant plan performance years is determined based on the average market price of the stock for the 90 days prior to eligibility.

                                                  Advanta Corp. and Subsidiaries


          The following table summarizes the Company's incentive plans:

- ------------------------------------------------------------------------------------------------------
                                   Plan
                               Performance                     Original
                                  Years                          Stock          Shares          Shares
Plan                             Covered                         Price          Issued          Vested
- ------------------------------------------------------------------------------------------------------
AMIPWISE II                      1993-1995                       $ 4.75      1,031,092         283,130
KEIPWISE                         1992-1995                       $ 7.07         78,126          35,531
AMIPWISE III                     1996-1998                       $17.00        440,895               0
======================================================================================================

          At December 31, 1994, a total of 1,240,619 shares issued under these and the predecessor plan to AMIPWISE II (for "target" bonuses for 1990-1992) were subject to restrictions and were included in the number of shares outstanding.

          The Company has an Employee Stock Purchase Plan which allows employees and directors to purchase Class B common stock at a 15% discount from the market price without paying brokerage fees. The Company reports this 15% discount as compensation expense. During 1994, shares were issued under the plan from unissued stock or from treasury stock at the average market price on the day of purchase.

          The Company has two Stock Option Plans which together authorize the grant to employees and directors of options to purchase an aggregate of 7,425,000 shares of common stock. In connection with the October 15, 1993 stock dividend, the number of outstanding options and the exercise price of each option were modified to reflect the three-for-two stock split. The Company presently intends only to issue options to purchase Class B common stock. Beginning in 1992, options generally vest over a four-year period, and expire 10 years after the date of grant.

          Shares available for future grant aggregated 1,362,508 at December 31, 1994, and 2,051,508 at December 31, 1993. Transactions under the plans for the two years ended December 31, 1994, were as follows:

- ------------------------------------------------------------------------
                                Number of                  Price Range
                                 Shares                     Per Share
- ------------------------------------------------------------------------
                             (In thousands)
Options outstanding at
  December 31, 1992              3,048                   $  .98 - $16.33
Options granted                    588                   $19.33 - $27.50
Options exercised                 (586)                  $  .98 - $12.83
Options terminated                 (11)                  $12.33 - $20.92
- ------------------------------------------------------------------------
Options outstanding at
  December 31, 1993              3,039                   $  .98 - $27.50
Options granted                    762                   $23.50 - $35.00
Options exercised                 (313)                  $  .98 - $24.67
Options terminated                 (73)                  $11.58 - $27.38
- ------------------------------------------------------------------------
OPTIONS OUTSTANDING AT
  DECEMBER 31, 1994              3,415                   $  .98 - $35.00
========================================================================

          The Company also has outstanding options to purchase 691,500 shares of common stock at a price range of $1.52 to $4.75 per share, which were not issued pursuant to either of the Stock Option Plans.

          At December 31, 1994, 2,144,591 of the 3,415,000 outstanding options issued under the Stock Options Plans had vested and all 691,500 options issued outside the Plans had vested.

          The Company has a tax-deferred employee savings plan which provides employees savings and investment opportunities, including the ability to invest in the Company's Class B common stock. The employee savings plan provides for discretionary Company contributions equal to a portion of the first 5% of an employee's compensation contributed to the plan. For the three years ended December 31, 1994, 1993 and 1992, the Company contributions equaled 100% of the first 5% of participating employees' compensation contributed to the plan. The expense for this plan totaled $1,565, $1,189 and $882 in 1994, 1993 and 1992,

                                                  Advanta Corp. and Subsidiaries


respectively. At December 31, 1994, 168,592 of the 337,500 shares of common served for issuance under the employee savings plan had been purchased by the plan from the Company at the market price on each purchase date. All other shares purchased by the plan for the three years ended December 31, 1994, 1993 and 1992 were purchased on the open market or issued from treasury stock.

NOTE 13. CREDIT CARD SALE

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

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company leases office space in several states under leases accounted for as operating leases. Total rent expense for all of the Company's locations for the years ended December 31, 1994, 1993 and 1992 was $5.4 million, $4.8 million and $3.5 million, respectively. The future minimum lease payments of all non-cancelable operating leases are as follows:

Year Ended December 31,
- -------------------------------------------------------------------------
1995                                                               $4,336
- -------------------------------------------------------------------------
1996                                                                4,173
- -------------------------------------------------------------------------
1997                                                                2,704
- -------------------------------------------------------------------------
1998                                                                1,009
- -------------------------------------------------------------------------
1999                                                                  179
- -------------------------------------------------------------------------
Thereafter                                                              0
=========================================================================

NOTE 15. OTHER BORROWINGS

The Company had revolving credit facilities of $255 million and money market bid lines of $255 million at December 31, 1994. There is a quarterly facility fee of up to 1/3 of 1% of the unused portion of the revolving credit facilities. There is no facility fee on the money market bid lines as they are uncommitted facilities. At December 31, 1994 the Company had borrowed $50 million on the money market bid lines. Under the revolving credit facilities, the Company is subject to various loan covenants, including the maintenance of certain fixed financial ratios and conditions, limitations on mergers and acquisitions, and limitations on liens on property and other assets. One of the two revolving credit facilities (constituting one half of the available principal amount) extends through March 1997; the other is renewable annually. At December 31, 1993 the Company had lines of credit and term funding arrangements of $63.5 million which were collateralized by lease receivables, as well as equipment under operating leases.

The composition of other borrowings was as follows:

                                           December 31,
- -------------------------------------------------------------
                                    1994                 1993
- -------------------------------------------------------------
Term fed funds                  $309,000             $      0
Securities sold under
  repurchase agreements           86,455                    0
Short-term debt                  210,761               97,840
Lines of credit and
  term funding
  arrangements                    50,000                7,487
Other borrowings                  80,879                    0
- -------------------------------------------------------------
Total                           $737,095             $105,327
=============================================================

                                                  Advanta Corp. and Subsidiaries


The following table displays information related to selected types of short-term borrowings:

- ----------------------------------------------------------------------------------------
                                              1994                          1993
- ----------------------------------------------------------------------------------------
                                     AMOUNT           RATE          Amount          Rate
- ----------------------------------------------------------------------------------------
At year end:
Securities sold
   under repurchase
   agreements                     $  86,455          6.26%         $      0            0%
Term fed funds                      309,000          6.13                 0            0
- ----------------------------------------------------------------------------------------
Total                             $ 395,455          6.16%         $      0            0%
========================================================================================
Average for the year:
Securities sold
   under repurchase
   agreements                     $  14,111          5.07%         $ 42,649         3.07%
Term fed funds
   and fed funds
   purchased                        154,299          4.74                 0            0
Other short-term
  borrowings                              0             0            17,337         5.62
- ----------------------------------------------------------------------------------------
Total                             $ 168,410          4.77%         $ 59,986         3.81%
========================================================================================
Maximum month-
   end balance:
Securities sold
   under repurchase
   agreements                     $  86,455                        $166,481
Term fed funds
   and fed funds
   purchased                        309,000                               0
Other short-term
   borrowings                             0                          45,355
========================================================================================

          The weighted average interest rates were calculated by dividing the interest expense for the period for such borrowings by the average amount of short-term borrowings outstanding during the period.


NOTE 16. SELECTED INCOME STATEMENT INFORMATION

NONINTEREST REVENUES                                                     Year Ended December 31,
- -------------------------------------------------------------------------------------------------------
                                                                    1994           1993            1992
- -------------------------------------------------------------------------------------------------------
Gain on sale of
  credit cards                                                 $  18,352      $       0       $       0
Other noninterest revenues:
  Credit card securitization
     income                                                      210,339        135,785          80,761
  Credit card servicing
     income                                                       68,960         41,593          28,634
  Income from mortgage
     banking activities                                           37,586         24,146          24,633
  Leasing revenues, net                                           21,551         10,317           6,170
  Other credit card revenues                                      14,209         11,545          11,752
  Insurance revenues, net                                         12,734          9,249           7,406
  Credit card interchange
     income                                                       10,444         18,843          30,693
  Other                                                            1,633          4,102           3,095
- -------------------------------------------------------------------------------------------------------
Total other noninterest
  revenues                                                     $ 377,456      $ 255,580       $ 193,144
- -------------------------------------------------------------------------------------------------------
Total noninterest revenues                                     $ 395,808      $ 255,580       $ 193,144
=======================================================================================================

                                                  Advanta Corp. and Subsidiaries



OPERATING EXPENSES                                                        Year Ended December 31,
- -------------------------------------------------------------------------------------------------------
                                                                    1994           1993            1992
- -------------------------------------------------------------------------------------------------------
Amortization of
  credit card deferred
  origination costs, net                                        $ 39,381       $  6,566        $  4,482
Other operating expenses:
  Salaries and employee benefits                                  88,681         65,469          51,599
  Marketing                                                       32,339         18,742          13,845
  External processing                                             22,618         16,604          12,993
  Credit card fraud losses                                        16,654         13,779          13,134
  Postage                                                         12,732          9,818           7,806
  Professional fees                                               10,985         10,761           5,700
  Equipment expense                                                9,293          6,550           5,629
  Telephone expense                                                8,615          5,402           4,379
  Occupancy expense                                                8,425          6,247           5,272
  Credit and collection expense                                    7,604          7,055           5,273
  Other                                                            9,457         14,174          11,970
- -------------------------------------------------------------------------------------------------------
Total other operating
  expenses                                                      $227,403       $174,601        $137,600
- -------------------------------------------------------------------------------------------------------
Total operating expenses                                        $266,784       $181,167        $142,082
=======================================================================================================


NOTE 17. SELECTED BALANCE SHEET INFORMATION

INTEREST-BEARING DEPOSITS                                           December 31,
- --------------------------------------------------------------------------------------
                                                             1994                 1993
- --------------------------------------------------------------------------------------
Amounts due from credit card trusts(A)                   $174,147             $104,714
Amounts due from mortgage trusts(A)                        49,097               39,718
Amounts due from leasing trusts(A)                          6,398                5,915
Other interest-bearing deposits                            84,210                  149
- --------------------------------------------------------------------------------------
Total interest-bearing deposits                          $313,852             $150,496
======================================================================================

(A) Represents initial deposits and subsequent excess collections up to the required amount on each of the credit card, mortgage and leasing securitizations.


OTHER ASSETS                                                        December 31,
- --------------------------------------------------------------------------------------
                                                             1994                 1993
- --------------------------------------------------------------------------------------
Excess mortgage servicing rights                         $ 73,223             $ 57,017
Accrued interest receivable                                39,353               25,735
Prepaid assets                                             28,516               16,307
Current and deferred federal
  income taxes                                             18,658                    0
Investments in operating leases                            13,123                    0
Deferred costs                                              9,500                5,583
Due from trustees - mortgage                                6,295                6,040
Excess servicing - leasing                                  5,949                1,287
Goodwill                                                    5,318                5,648
Other real estate(A)                                        4,564                1,447
Due from trustees - leasing                                 2,010                1,297
Other                                                      34,016               28,988
- --------------------------------------------------------------------------------------
Total other assets                                       $240,525             $149,349
======================================================================================

(A) Carried at the lower of cost or fair market value.

                                                  Advanta Corp. and Subsidiaries



At December 31, 1994 and 1993, the Company had $144.5 million and $117.8 million, respectively, of amounts due from credit card securitizations. These amounts include excess servicing, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established.

OTHER LIABILITIES                                                   December 31,
- --------------------------------------------------------------------------------------
                                                             1994                 1993
- --------------------------------------------------------------------------------------
Deferred fees and other reserves                         $ 42,855              $    18
Accounts payable and accrued
  expenses                                                 31,380               15,139
Accrued interest payable                                   10,640                8,387
Current and deferred state
  income taxes                                              6,813               37,844
Other                                                      17,184                7,486
- --------------------------------------------------------------------------------------
Total other liabilities                                  $108,872              $68,874
======================================================================================


NOTE 18. CASH, DIVIDEND AND LOAN RESTRICTIONS

In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in cash, debt and dividend restrictions.

          The Federal Reserve Act imposes various legal limitations on the extent to which banks that are members of the Federal Reserve System can finance or otherwise supply funds to certain of their affiliates. In particular, Colonial National is subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with the Company or its affiliates. Such restrictions prevent Colonial National from lending to the Company and its affiliates unless such extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, such secured extensions of credit by Colonial National are limited in amount: (a) as to the Company or any such affiliate, to 10 percent of Colonial National's capital and surplus, and (b) as to the Company and all such affiliates in the aggregate, to 20 percent of Colonial National's capital and surplus.

          Under certain grandfathering provisions of the Competitive Equality Banking Act of 1987, the Company is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), so long as the Company and Colonial National continue to comply with certain restrictions on their activities. With respect to Colonial National, these restrictions include limiting the scope of its activities to those in which it was engaged prior to March 5, 1987. Since Colonial National was not making commercial loans at that time, it must continue to refrain from making commercial loans which would include any loans to the Company or any of its subsidiaries in order for the Company to maintain its grandfathered exemption under the BHCA. The Company has no present plans to register as a bank holding company under the BHCA. Colonial National is subject to various legal limitations on the amount of dividends that can be paid to its parent, Advanta Corp. Colonial National is eligible to declare a dividend provided that it is not greater than the current year's net profits plus net profits of the preceding two years, as defined. During 1994, Colonial National paid $24 million of dividends to Advanta Corp., while $75 million of dividends were paid during 1993.

          The Office of the Comptroller of the Currency requires that Colonial National maintain a risk-based capital ratio of at least 8%. Colonial National's risk-based capital ratio of 12.04% at December 31, 1994 was in excess of the required level and exceeded the minimum required capital level of 10% for designation as a "well capitalized" depository institution.

                                                  Advanta Corp. and Subsidiaries


NOTE 19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

- ----------------------------------------------------------------------------------------------------------------------
                                                         1994                                          1993
                                            -----------------------------               ------------------------------
                                            CARRYING                 FAIR               Carrying                  Fair
                                              AMOUNT                VALUE                 Amount                 Value
- ----------------------------------------------------------------------------------------------------------------------
Financial assets:
    Cash                                $     43,706           $   43,706           $     31,162          $     31,162
    Federal funds sold                        39,050               39,050                 83,700                83,700
    Interest-bearing
       deposits                              313,852              313,852                150,496               150,496
    Investments
       available for sale                    318,759              318,759                308,026               308,026
    Loans, net of reserve
       for credit losses                   1,979,454            2,019,418              1,282,653             1,327,455
    Amounts due
       from credit card
       securitizations                       144,483              210,107                117,764               178,764
    Excess mortgage
       servicing rights                       73,223               89,600                 57,017                59,217
Financial liabilities:
    Demand and
       savings deposits                 $    366,201           $  366,201           $    254,153          $    254,153
    Time deposits and
       debt                                1,669,951            1,653,979              1,466,940             1,488,660
    Other borrowings                         526,334              526,441                  7,487                 7,487
Off-balance sheet
    financial instruments-
Asset/(Liability):
    Interest rate swaps                 $          0           $  (21,818)          $          0          $     (5,693)
    Interest rate options:
       Caps purchased                          3,297                6,032                      0                     0
       Caps written                           (5,801)              (5,767)                     0                     0
       Corridors                                   0                  785                      0                     0
    Forward contracts                             32                   26                   (175)                  (64)
Intangibles:
    Credit card customer
       relationships - on-
       and off-balance sheet            $          0           $1,135,200           $          0          $    502,670
======================================================================================================================

          The above values do not necessarily reflect the premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. In addition, these values, derived from the methods and assumptions described below, do not consider the potential income taxes or other expenses that would be incurred on an actual sale of an asset or settlement of a liability. With respect to the fair value of liabilities, the above table is prepared on the basis that the amounts necessary to discharge such liabilities represent fair value.

          The fair value of the Company's off-balance sheet financial instruments relates to managing the interest rate sensitivity position as described in Note 21.

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH, FEDERAL FUNDS SOLD AND INTEREST-BEARING DEPOSITS

For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

                                                  Advanta Corp. and Subsidiaries



INVESTMENTS

For investment securities held to maturity and those available for sale, the fair values are based on quoted market prices, dealer quotes or estimated using quoted market prices for similar securities.

LOANS, NET OF RESERVE FOR CREDIT LOSSES

For credit card receivables and mortgage loans, the fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value for credit card receivables and mortgage loans also includes the estimated value of the portion of the interest payments and fees which are not sold with the securities backed by these types of loans. The value of the retained interest payments (i.e., excess servicing) is estimated by discounting the future cash flows, adjusted for prepayments, net of anticipated charge-offs and allowing for the value of the servicing. The value of direct finance lease receivables and other loans is estimated based on the market prices of similar receivables with similar characteristics.

AMOUNTS DUE FROM CREDIT CARD SECURITIZATIONS AND EXCESS MORTGAGE SERVICING
RIGHTS

The fair values of the excess servicing rights component of amounts due from credit card securitizations and excess mortgage servicing rights are estimated by discounting the future cash flows at rates which management believes to be reasonable. However, because there is no active market for these financial instruments, management has no basis to determine whether the fair values presented above would be indicative of the value negotiated in an actual sale. The future cash flows used to estimate the fair values of these financial instruments are adjusted for prepayments, net of anticipated charge-offs under recourse provisions, and allow for the value of servicing. For the other components of amounts due from credit card securitizations, the carrying amount is a reasonable estimate of the fair value.

DEMAND AND SAVINGS DEPOSITS

The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. This fair value does not include the benefit that results from the low cost of funding provided by these deposits compared to the cost of borrowing funds in the market.

TIME DEPOSITS AND DEBT

The fair value of fixed-maturity certificates of deposit and notes is estimated using the rates currently offered for deposits and notes of similar remaining maturities.

OTHER BORROWINGS

The other borrowings are all at variable interest rates and therefore the carrying value approximates a reasonable estimate of the fair value.

INTEREST RATE SWAPS, OPTIONS AND FORWARD CONTRACTS

The fair value of interest rate swaps, options and forward contracts (used for managing interest rate risk) is the estimated amount that the Company would pay to terminate the agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparty.

                                                  Advanta Corp. and Subsidiaries


CREDIT CARD CUSTOMER RELATIONSHIPS (BOTH ON- AND OFF-BALANCE SHEET)

The fair value of the credit card relationships, which are not financial instruments, is estimated using a credit card valuation model which considers the value of the existing receivables together with the value of new receivables and the associated fees generated from existing cardholders over the remaining life of the portfolio.

COMMITMENTS TO EXTEND CREDIT

Although the Company had $18.2 billion of unused commitments to extend credit, there is no market value associated with these commitments, as any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements.

NOTE 20. CALCULATION OF EARNINGS PER COMMON SHARE

The following table shows the calculation of earnings per common share for the years ended December 31, 1994, 1993 and 1992:

- ------------------------------------------------------------------------------------------------------
                                                                     1994            1993         1992
- ------------------------------------------------------------------------------------------------------
Net income                                                       $106,063        $ 76,647     $ 48,037
    less: preferred dividends                                        (141)           (141)        (141)
- ------------------------------------------------------------------------------------------------------
Net income available to
    common shares                                                $105,922        $ 76,506     $ 47,896
Average common stock
    outstanding                                                    38,877          37,170       32,054
Common stock equivalents                                            2,169           2,607        2,536
- ------------------------------------------------------------------------------------------------------
Weighted average
    shares outstanding                                             41,046          39,777       34,590
- ------------------------------------------------------------------------------------------------------
Earnings per common share                                        $   2.58        $   1.92     $   1.38
======================================================================================================


NOTE 21. DERIVATIVE FINANCIAL INSTRUMENTS

In managing its interest rate sensitivity position, the Company may use derivative financial instruments. These instruments are used for the express purpose of managing exposure to changes in interest rates and are not used for any trading or speculative activities. As of December 31, 1994 and 1993, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such. For the years ended December 31, 1994, 1993 and 1992, there were no derivatives contracts terminated prior to scheduled maturity.

          The following table summarizes by notional amounts the Company's derivatives instruments as of December 31, 1994 and 1993:

- --------------------------------------------------------------------------------------
                                                             1994                 1993
- --------------------------------------------------------------------------------------
Interest rate swaps                                    $  459,735             $650,000
Interest rate options:
  Caps written                                          1,100,000                    0
  Caps purchased                                          110,000                    0
  Corridors                                               425,000                    0
Forward contracts                                          39,000               72,000
- --------------------------------------------------------------------------------------
                                                       $2,133,735             $722,000
======================================================================================

          The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives contracts.

                                                  Advanta Corp. and Subsidiaries



          Credit risk associated with derivatives arises from the potential for a counterparty to default on its obligations. The Company attempts to limit credit risk by only transacting with highly creditworthy counterparties and requiring master netting and collateral agreements for all interest rate swap and interest rate option contracts. All counterparties are associated with organizations having securities rated as investment grade by independent rating agencies. The list of eligible counterparties, setting of counterparty limits, and monitoring of credit exposure is controlled by the Investment Committee, a management committee. The Company's credit exposure to derivatives, with the exception of caps written, is represented by contracts with a positive fair value without giving consideration to the value of any collateral exchanged - see Note 19. For caps written, no credit expense exposure exists since the counterparty has performed its obligation to pay the Company a premium payment.

          Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. Based on its interest rate sensitivity analyses, the Company enters into interest rate swaps to more effectively manage the impact of fluctuating interest rates on its net interest income and noninterest revenues. The Company has used interest rate swaps to synthetically alter its cash flow obligations on certain debt and off-balance sheet credit card securitizations.

          As of December 31, 1994, the Company used $460 million in notional amounts of interest rate swaps to effectively convert certain fixed rate debt to a LIBOR based variable rate. As of December 31, 1993, $150 million in notional amounts of interest rate swaps were used to convert certain fixed rate debt to a LIBOR based variable rate and $500 million in notional amounts of interest rate swaps were used to convert certain off-balance sheet variable pass-through rate credit card securitizations to a fixed pass-through rate of 4.95%.

The following table summarizes by notional amounts the Company's interest rate swap activity by major category for the periods presented:

                                                               Receive          Pay
                                                              Fixed Rate     Fixed Rate         Total
- -------------------------------------------------------------------------------------------------------
Balance at 1/01/92                                             $       0      $       0       $       0
  Additions                                                            0        500,000         500,000
- -------------------------------------------------------------------------------------------------------
Balance at 12/31/92                                                    0        500,000         500,000
  Additions                                                      150,000              0         150,000
- -------------------------------------------------------------------------------------------------------
Balance at 12/31/93                                              150,000        500,000         650,000
  Additions                                                      309,735              0         309,735
  Maturities                                                           0       (500,000)       (500,000)
- -------------------------------------------------------------------------------------------------------
BALANCE AT 12/31/94                                            $ 459,735      $       0       $ 459,735
=======================================================================================================

The following table discloses the Company's interest rate swaps by major category, notional value, weighted average interest rates, and annual maturities for the periods presented:

                                                                        Balances Maturing In:
                                 BALANCE AT        -----------------------------------------------------------
                                   12/31/94           1996          1997         1998        1999         2003
- --------------------------------------------------------------------------------------------------------------
Receive Fixed Rate:
   Notional Value                  $459,735       $311,900       $76,835      $16,000      $5,000      $50,000
   Average Fixed Receive               5.85%          5.38%         6.70%        7.05%       7.95%        6.90%
   Average Variable Pay                6.17%          6.19%         6.19%        6.19%       6.19%        6.00%
==============================================================================================================

          Interest rate options are contracts that grant the purchaser, for a premium payment, the right to either purchase or sell a financial instrument at a future date for a specified price from the writer of the option. Interest rate caps are option-like contracts that require the seller (writer) to pay the purchaser at specified future dates the amount by which a specified market interest rate exceeds the cap rate applied to a notional amount. A corridor is also an option-like contract which is the simultaneous purchase and sale of separate interest rate caps where each cap is referenced to a different interest rate index.

          As part of managing its balance sheet and liquidity position, the Company periodically securitizes and sells credit card and lease receivables. For credit enhancement purposes, certain variable pass-through rate credit card and lease securitizations were issued with embedded or purchased interest rate caps. These rate caps, however, were not needed to satisfy asset/liability management strategies. In order to achieve its

                                                  Advanta Corp. and Subsidiaries


desired interest rate sensitivity structure and further reduce the effective pass-through rate of the securitization, the Company has synthetically altered the interest rate structure on certain off-balance sheet credit card and lease securitizations by writing interest rate caps to offset the embedded and purchased rate caps attached to them.

          The premiums received or paid for writing or purchasing such cap contracts are included in other assets and are amortized to noninterest revenues over the life of the contract. Any obligations which may arise under these contracts are recorded in noninterest revenues on an accrual basis. As of December 31, 1994, unamortized premiums for caps written and purchased amounted to $5.8 million and $3.3 million, respectively. The weighted average maturity for caps written and purchased was 3.8 years and 3.6 years, respectively.

          When the Company periodically securitizes and sells credit card receivables, the receivables sold to the securitization trust may carry rates which are indexed to the prime rate, whereas the securitization certificates issued from the trust may be priced at a spread over LIBOR. The Company is exposed to interest rate risk to the extent that these two rate indices react differently to changes in market interest rates. The Company may choose to hedge its excess servicing revenues from the risk of spread compression between the prime rate and LIBOR by entering into corridor transactions which effectively fix a prime/LIBOR spread.

          All of the Company's corridor transactions were executed without exchanges of premiums between counterparties. Any obligations which may arise under these contracts are recorded to noninterest revenues on an accrual basis. As of December 31, 1994, the weighted average maturity of corridor contracts was 1.7 years.

          Forward contracts are commitments to either purchase or sell a financial instrument at a future date for a specified price and may be settled in cash or through delivery of the underlying financial instrument. The Company regularly securitizes and sells fixed rate mortgage loan receivables. The Company may choose to hedge the changes in the market value of its fixed rate loans and commitments designated for anticipated securitizations by selling U.S. Treasury securities for forward settlement. The maximum and average terms of hedges of anticipated mortgage loan sales is four and two months, respectively. Gains and losses from forward sales are deferred and included in the measurement of the dollar basis of the loans sold. Realized losses of $32 were deferred as of December 31, 1994 and realized gains of $6 were deferred as of December 31, 1993.

                                                  Advanta Corp. and Subsidiaries



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF ADVANTA CORP.:

We have audited the accompanying consolidated balance sheets of Advanta Corp. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanta Corp. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                                    /s/ ARTHUR ANDERSEN LLP
                                                    -----------------------

                                                           Philadelphia, PA
                                                           January 23, 1995



REPORT OF MANAGEMENT ON RESPONSIBILITY FOR FINANCIAL REPORTING

TO THE STOCKHOLDERS OF ADVANTA CORP.:

The management of Advanta Corp. and its subsidiaries is responsible for the preparation, content, integrity and objectivity of the financial statements contained in this Annual Report. These financial statements have been prepared in accordance with generally accepted accounting principles and as such, must, by necessity, include amounts based upon estimates and judgments made by management. The other financial information in the Annual Report was also prepared by management and is consistent with the financial statements.

          Management maintains a system of internal controls that provides reasonable assurance as to the integrity and reliability of the financial statements. This control system includes: (1) organizational and budgetary arrangements which provide reasonable assurance that errors or irregularities would be detected promptly, (2) careful selection of personnel and communications programs aimed at assuring that policies and standards are understood by employees, (3) a program of internal audits, and (4) continuing review and evaluation of the control program itself.

          The financial statements in this Annual Report have been audited by Arthur Andersen LLP, independent public accountants. Their audits were conducted in accordance with generally accepted auditing standards and considered the Company's system of internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Their report is printed herewith.

/s/ RICHARD A. GREENAWALT      /s/ DAVID D. WESSELINK        /s/ JOHN J. CALAMARI
- -------------------------      ----------------------        --------------------

Richard A. Greenawalt          David D. Wesselink            John J.Calamari
President and Chief            Senior Vice President         Vice President,
Operating Officer              and Chief Financial Officer   Finance

                                                  Advanta Corp. and Subsidiaries



SUPPLEMENTAL SCHEDULES

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(In thousands)                                                             DECEMBER 31,
- ---------------------------------------------------------------------------------------
                                                                                 1994
- ---------------------------------------------------------------------------------------
Maturity:
3 months or less                                                               $118,126
Over 3 months through 6 months                                                   15,956
Over 6 months through 12 months                                                  24,076
Over 12 months                                                                   14,776
- ---------------------------------------------------------------------------------------
Total                                                                          $172,934
=======================================================================================


COMMON STOCK PRICE RANGES AND DIVIDEND POLICY

On September 23, 1993, the Board of Directors approved a three-for-two stock split effected in the form of a 50% stock dividend on both the Class A and Class B common stock to shareholders of record as of October 4, 1993, which dividend was paid on October 15, 1993. All share and per share amounts have been adjusted to reflect this stock split as a result of the stock dividend. The Company's common stock is traded on the NASDAQ National Market System under the trading symbols ADVNB (non-voting common stock) and ADVNA (voting common stock).

Following are the high and low sale prices and cash dividends declared for the last two years as they apply to each class of stock:

                                                                                   Cash
                                                                                 Dividends
Quarter Ended:                                          High           Low       Declared
- ------------------------------------------------------------------------------------------
Class B:
- ------------------------------------------------------------------------------------------
March 1993                                            $25.33         $16.00          $ .04
June 1993                                              26.50          20.17            .05
September 1993                                         36.50          25.33            .05
December 1993                                          38.50          25.00            .06
March 1994                                             33.25          26.00            .06
June 1994                                              37.50          28.75            .06
September 1994                                         34.75          26.50            .06
December 1994                                          30.50          23.25            .08
==========================================================================================
Class A:
- ------------------------------------------------------------------------------------------
March 1993                                            $29.33         $19.00          $.033
June 1993                                              32.50          24.17           .042
September 1993                                         41.50          29.83           .042
December 1993                                          46.75          29.25            .05
March 1994                                             36.00          26.50            .05
June 1994                                              41.75          30.50            .05
September 1994                                         37.50          28.25            .05
December 1994                                          33.50          24.25           .067
==========================================================================================

At December 31, 1994, the Company had approximately 930 and 750 holders of record of Class B and Class A common stock, respectively.

                                                  Advanta Corp. and Subsidiaries


 QUARTERLY DATA (Unaudited)
 (In thousands, except per share data)


                                                                                    1994
- ---------------------------------------------------------------------------------------------------------------------
                                               DECEMBER 31,        SEPTEMBER 30,              JUNE 30,      MARCH 31,
- ---------------------------------------------------------------------------------------------------------------------
Interest income                                     $ 45,765             $39,350             $ 39,345         $40,679
Interest expense                                      29,804              22,619               21,580          20,755
                                                    -----------------------------------------------------------------
Net interest income                                   15,961              16,731               17,765          19,924
Provision for credit losses                            6,185               5,750               15,434           6,829
                                                    -----------------------------------------------------------------
Net interest income after provision for
  credit losses                                        9,776              10,981                2,331          13,095
Noninterest revenues:
    Gain on sale of credit cards                           0                   0               18,352               0
    Other noninterest revenues                       111,320              97,202               89,154          79,780
                                                    -----------------------------------------------------------------
Total noninterest revenues                           111,320              97,202              107,506          79,780
Operating expenses                                    77,721              66,030               69,224          53,809
                                                    -----------------------------------------------------------------
Income before income taxes                            43,375              42,153               40,613          39,066
- ---------------------------------------------------------------------------------------------------------------------
Net income                                          $ 28,615             $26,767             $ 25,757         $24,924
=====================================================================================================================
Earnings per common share                           $   0.70             $  0.65             $   0.63         $  0.61
=====================================================================================================================
Weighted average common shares
 outstanding                                          40,802              41,192               41,173          40,941
=====================================================================================================================


                                                                                     1993
- ---------------------------------------------------------------------------------------------------------------------
                                                DECEMBER 31,       SEPTEMBER 30,              JUNE 30,      MARCH 31,
- ---------------------------------------------------------------------------------------------------------------------
Interest income                                     $ 39,261             $42,639             $ 39,270         $36,777
Interest expense                                      19,733              19,676               19,665          20,229
                                                    -----------------------------------------------------------------
Net interest income                                   19,528              22,963               19,605          16,548
Provision for credit losses                            8,230               8,027                6,364           7,181
                                                    -----------------------------------------------------------------
Net interest income after provision for
 credit losses                                        11,298              14,936               13,241           9,367
Noninterest revenues                                  75,243              64,948               58,338          57,051
Operating expenses                                    51,662              46,169               42,543          40,793
                                                    -----------------------------------------------------------------
Income before income taxes and
 extraordinary item                                   34,879              33,715               29,036          25,625
Net income before extraordinary item                  23,020              20,285               18,471          16,144
Extraordinary item, net                                    0                   0              (1,273)               0
- ---------------------------------------------------------------------------------------------------------------------
Net income                                          $ 23,020             $20,285             $ 17,198         $16,144
=====================================================================================================================
Earnings per common share before
extraordinary item                                  $   0.56             $  0.50             $   0.46         $  0.45
=====================================================================================================================
Earnings per common share                           $   0.56             $  0.50             $   0.43         $  0.45
=====================================================================================================================
Weighted average common shares
 outstanding                                          41,243              40,732               40,299          35,829
=====================================================================================================================

                                                  Advanta Corp. and Subsidiaries

SUPPLEMENTAL SCHEDULE

ALLOCATION OF RESERVE FOR CREDIT LOSSES

(Dollars in thousands)                                            December 31,
- --------------------------------------------------------------------------------------------------------------------
                                1994               1993               1992               1991               1990
                           ---------------    ---------------    ---------------    ---------------    -------------
                            Reserve            Reserve            Reserve            Reserve            Reserve
                            Amount     %       Amount     %       Amount     %       Amount     %       Amount     %
- --------------------------------------------------------------------------------------------------------------------
Credit cards                $27,486   66%      $25,859   83%      $35,743   89%      $31,193   86%      $27,247   86%
Mortgage loans                5,164   12         2,706    9         2,926    7         2,447    7         1,766    6
Leases                        1,076    3         1,826    6         1,442    4         1,119    3         1,594    5
Other                         7,891   19           836    2           117  ---         1,596    4         1,094    3
- --------------------------------------------------------------------------------------------------------------------
Total                       $41,617  100%      $31,227  100%      $40,228  100%      $36,355  100%      $31,701  100%
====================================================================================================================


COMPOSITION OF GROSS RECEIVABLES

(Dollars in thousands)                                            December 31,
- ---------------------------------------------------------------------------------------------------------------------
                                1994               1993               1992               1991               1990
                           ---------------    ---------------    ---------------    ---------------    --------------
                            Amount     %       Amount     %       Amount     %       Amount     %       Amount     %
- ---------------------------------------------------------------------------------------------------------------------
Credit cards             $1,730,176   88%   $1,131,367   89%     $737,485   74%   $1,048,325    82%   $  791,447   70%
Mortgage loans              142,874    7        91,340    7       212,273   21       186,820    15       252,339   22
Leases                       86,157    6        51,008    4        46,712    6        36,510     3        83,557    8
Other                         5,237  ---         3,590  ---         1,774  ---         1,765   ---         2,150  ---
- ---------------------------------------------------------------------------------------------------------------------
Total                    $1,964,444  100%   $1,277,305  100%     $998,244  100%   $1,273,420   100%   $1,129,493  100%
=====================================================================================================================



YIELD AND MATURITY OF INVESTMENTS AVAILABLE FOR SALE AT DECEMBER 31, 1994

(Dollars in thousands)
- -------------------------------------------------------------------------------------------------------------------
                           ----------------------------------------------------------------------------------------
                                                        After One But       After Five But
                            Within One Year           Within One Year       Within One Year         After Ten Years
                           -------------------    --------------------    --------------------    -----------------
                            Amount      Yield      Amount       Yield      Amount       Yield      Amount     Yield
- -------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other
 U.S. Government
 securities                 $78,154    5.37%      $110,331     4.76%       $   0       0.00%       $   0       0.00%
State and municipal
 securities (A)              20,554    5.24         56,109     6.16            545     8.44              0     0.00
Other                         1,166    4.44             60     6.71         28,080     5.77         23,760     4.47
- -------------------------------------------------------------------------------------------------------------------
Total                       $99,874    5.33%      $165,500     5.23%       $28,625     5.82%       $23,760     4.47%
===================================================================================================================

(A) Yield computed on a taxable equivalent basis using a statutory rate of 35% in 1994.

                                                  Advanta Corp. and Subsidiaries


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


            None

                                                  Advanta Corp. and Subsidiaries


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The text of the Proxy Statement under the caption "Election of Directors" and the last paragraph under the caption "Security Ownership of Management" are hereby incorporated herein by reference, as is the text in Part I of this Report under the caption, "Executive Officers of the Registrant."

ITEM 11.    EXECUTIVE COMPENSATION.

          The text of the Proxy Statement under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," and "Election of Directors -- Committees, Meetings, Compensation and Other Matters Regarding the Board of Directors" are hereby incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The text of the Proxy Statement under the captions, "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" are hereby incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The last three paragraphs under the caption "Election of Directors -- Committees, Meetings, Compensation and Other Matters Regarding the Board of Directors" in the Proxy Statement are hereby incorporated herein by reference.

                                                  Advanta Corp. and Subsidiaries


                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

          (a) (1) Financial Statements

          1.       Consolidated Balance Sheets at December 31, 1994 and 1993.

          2. Consolidated Income Statements for each of the three years in the period ended December 31, 1994.

          3. Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1994.

          4. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1994.

          5.       Notes to Consolidated Financial Statements.

          (a) (2) Schedules

          1.       Schedule I -- Condensed Financial Information of
                   Registrant.

          2.       Schedule II -- Valuation and Qualifying Accounts.

          3.       Report of Independent Public Accountants on Supplemental
                   Schedules.

                   Other statements and schedules are not being presented either because they are not required or the information required by such statements and schedules is presented elsewhere in the financial statements.

          (a) (3) Exhibits.

          3-a Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994).

          3-b By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.ii to the Registrant's Current Report on Form 8-K dated December 22, 1994, filed on the same date).

                                                  Advanta Corp. and Subsidiaries



          4-a* Trust Indenture dated April 22, 1981 between Registrant and CoreStates Bank, N.A. (formerly, The Philadelphia National
                   Bank), as Trustee, including Form of Debenture.

          4-b Specimen of Class A Common Stock Certificate and specimen of Class B Common Stock Certificate (incorporated by reference to Exhibit 1 of the Registrant's Amendment No. 1 to Form 8 and Exhibit 1 to Registrant's Form 8-A, respectively, both dated April 22, 1992).

          4-c Trust Indenture dated as of November 15, 1993 between the Registrant and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to
                   Exhibit 4 to the Registrant's Registration Statement on Form S-3 (No. 33-50883), filed November 2, 1993).

          9        Inapplicable.

          10-a Registrant's Stock Option Plan, as amended (incorporated by reference to Exhibit 10-b to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989). +

          10-b Amended and Restated Advanta Corp. 1992 Stock Option Plan (filed herewith). +


          10-c Pooling and Servicing Agreement between Colonial National Bank USA and Bankers Trust Company, as Trustee, dated as of May 1, 1991 (incorporated by reference to Exhibit 4.1 to Colonial National's Registration Statement on Form S-1
                   (No. 33-40368), filed with Amendment No.1 thereto on May 21, 1991).

          10-d Advanta Management Incentive Plan (incorporated by reference to Exhibit 10-n to the Registrant's Registration Statement on Form S-2 (File No. 33-39343), filed March 8,
                   1991). +

          10-e* Application for membership in VISA(R) U.S.A. Inc. and Membership Agreement executed by Colonial National Bank USA on March 25, 1983.

          10-f* Application for membership in MasterCard(R) International, Inc. and Card Member License Agreement executed by Colonial National Bank USA on March 25, 1983.

          10-g* Indenture of Trust dated May 11, 1984 between Linda M. Ominsky, as settlor, and Dennis Alter, as trustee.

          10-g(i) Agreement dated October 20, 1992 among Dennis Alter, as Trustee of the trust established by the Indenture of Trust filed as Exhibit 10-g (the "Indenture"), Dennis Alter in his individual capacity, Linda A. Ominsky, and Michael Stolper, which Agreement modifies the Indenture (incorporated by reference to Exhibit 10-g(i) to the Registrant's Registration Statement on Form S-3 (File 33-58660), filed February 23, 1993).

                                                  Advanta Corp. and Subsidiaries


          10-h Agreement dated as of January 21, 1994 between the Registrant and Alex W. Hart (incorporated by reference to
                   Exhibit 10-h to the Registrant's Annual Report on
                   Form 10-K for the year ended December 31, 1993, filed March 29, 1994). +

          10-i Advanta Management Incentive Plan with Stock Election (incorporated by reference to Exhibit 4-c to Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (No. 33-33350), filed February 21, 1990). +

          10-j Pooling and Servicing Agreement between Colonial National Bank USA and Bankers Trust Company, as Trustee, dated as of August 1, 1990 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 8-K filed September 11,
                   1990).

          10-k Pooling and Servicing Agreement between Colonial National Bank USA and Bankers Trust Company, as Trustee, dated as of November 15, 1990 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 8-K filed November 30,
                   1990).

          10-l Advanta Management Incentive Plan With Stock Election II (incorporated by reference to Exhibit 10-o to the Registrant's Registration Statement on Form S-2 (File No. 33-39343), filed March 8, 1991). +

          10-m Pooling and Servicing Agreement between Colonial National Bank USA and Banker's Trust Company, as Trustee, dated as of September 1, 1991 (incorporated by reference to Exhibit
                   4.1 to Colonial National's Registration Statement on Form S-1 (No. 33-42682), filed with Amendment No. 1 thereto on September 23, 1991).

          10-n Pooling and Servicing Agreement between Colonial National Bank USA and Bankers Trust Company, as Trustee, dated as of February 1, 1992 (incorporated by reference to Exhibit 4.1 to Colonial National's Registration Statement on Form S-1 (No. 33-45306), filed with Amendment No.1 thereto on February 3, 1992).

          10-o Amended and Restated Master Pooling and Servicing Agreement between Colonial National Bank USA and Chemical Bank, as Trustee, dated as of April 1, 1992 (incorporated by reference to Exhibit 4.1 to Colonial National's Registration Statement on Form S-1 (No. 33-49602), filed with Amendment No. 1 thereto on August 19, 1992).

          10-p Advanta Management Incentive Plan With Stock Election III (incorporated by reference to Exhibit 10-s to the Registrant's Registration Statement on Form S-3 (File No. 33-58660), filed February 23, 1993). +

          10-q Life Insurance Benefit for Certain Key Executives and Directors (incorporated by reference to Exhibit 10-u to the Registrant's Registration Statement on Form S-3, (File No. 33-58660), filed February 23, 1993). +

          10-r $122.5 Million 364-day Unsecured Revolving Credit Agreement dated as of March 24, 1994 among the Registrant, Mellon Bank, N.A. as Agent and the several bank parties thereto (incorporated by reference to Exhibit 10-r to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed March 29, 1994).

                                                  Advanta Corp. and Subsidiaries


          10-s $122.5 Million 3-year Unsecured Revolving Credit Agreement dated as of March 24, 1994 among the Registrant, Mellon Bank, N.A. as Agent and the several bank parties thereto (incorporated by reference to Exhibit 10-s to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed March 29, 1994).

          10-t Advanta Management Incentive Plan With Stock Election IV (filed herewith). +

          10-u Agreement of Limited Partnership of Advanta Partners LP, dated as of May 6, 1994 (incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11,
                   1994).

          10-v Employment Agreement by and between Advanta Partners LP and Anthony P. Brenner, made as of May 6, 1994 (incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994).

          10-w Pooling and Servicing Agreement between Colonial National Bank USA and Bankers Trust Company, as Trustee, dated December 1, 1993, as amended May 23, 1994 (incorporated by reference to Exhibit 4.1 to Colonial National's Registration Statement on Form S-3 (No. 33-79986), filed June 8, 1994).

          11       Inapplicable.

          12       Inapplicable.

          13       Inapplicable.

          16       Inapplicable.

          18       Inapplicable.

          21       Subsidiaries of the Registrant (filed herewith).

          22       Inapplicable.

          23       Consent of Independent Public Accountants (filed herewith).

          24       Powers of Attorney (included on the signature page hereof).

          27       Financial Data Schedule (filed herewith).

          28       Inapplicable.

          99       Inapplicable.


          * Incorporated by reference to the Exhibit with corresponding number constituting part of the Registrant's Registration Statement on Form S-2 (No. 33-00071), filed on September 4, 1985.

          + Management contract or compensatory plan or arrangement.

                                                  Advanta Corp. and Subsidiaries



          (b)      Reports on Form 8-K

                   1. A Report on Form 8-K was filed by the Registrant on October 19, 1994 regarding consolidated earnings of the Registrant and its subsidiaries for the fiscal quarter ended September 30, 1994. Summary earnings and balance sheet information as of that date were filed with such report.

                   2. A Report on Form 8-K was filed by the Registrant on December 22, 1994 regarding the commencement of the Registrant's $350,000,000 Medium-Term Note program, Series B. The Registrant's By-laws, as amended, and the Forms of Fixed and Floating Rate Notes with respect to the Registrant's medium-term note program were filed with such report. No financial statements were filed with such report.

                   3. A Report on Form 8-K was filed by the Registrant on January 24, 1995 regarding consolidated earnings for the Registrant and its subsidiaries for the fiscal quarter and fiscal year ended December 31, 1994. Summary earnings and balance sheet information as of that date were filed with such report.

                                                  Advanta Corp. and Subsidiaries


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ADVANTA Corp.


Dated:    March 15, 1995              By: /S/ Richard A. Greenawalt
      ------------------                  --------------------------
                                          Richard A. Greenawalt, President,
                                          Chief Operating Officer and Director


          KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, Richard Greenawalt, Alex W. Hart, John J. Calamari, David D. Wesselink and Gene S. Schneyer, or any of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1994 relating to the Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 1995.

Name                                                        Title

/S/ Dennis Alter                               Chairman of the Board and Chief
- ----------------------------------             Executive Officer
Dennis Alter

/S/ Alex W.  Hart                              Executive Vice Chairman and
- ----------------------------------             Director
Alex W.  Hart

/S/ Richard A. Greenawalt                      President, Chief Operating
- ----------------------------------             Officer and Director
Richard A. Greenawalt

/S/ David D. Wesselink                         Senior Vice President and
- ----------------------------------             Chief Financial Officer
David D. Wesselink

/S/ John J. Calamari                           Vice President, Finance and
- ----------------------------------             Chief Accounting Officer
John J. Calamari

/S/ Arthur P. Bellis                           Director
- ----------------------------------
Arthur P. Bellis

/S/ Max Botel                                  Director
- ----------------------------------
Max Botel

                                                  Advanta Corp. and Subsidiaries



/S/ Richard Braemer                            Director
- -----------------------------------
Richard Braemer

/S/ Anthony Brenner                            Director
- ----------------------------------
Anthony Brenner

/S/ William C. Dunkelberg                      Director
- ----------------------------------
William C. Dunkelberg, Ph.D.

/S/ Robert C. Hall                             Director
- ----------------------------------
Robert C. Hall

/S/ Warren Kantor                              Director
- ----------------------------------
Warren Kantor

/S/ Ronald J. Naples                           Director
- ----------------------------------
Ronald J. Naples

/S/ Phillip A. Turberg                         Director
- ----------------------------------
Phillip A. Turberg

                                                  Advanta Corp. and Subsidiaries





                            FINANCIAL SCHEDULES AND
                INDEPENDENT PUBLIC ACCOUNTANTS' REPORT THEREON

                                                  Advanta Corp. and Subsidiaries



                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                             SUPPLEMENTAL SCHEDULES





To Advanta Corp.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 23, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  Arthur Andersen LLP

Philadelphia, PA
January 23, 1995

                ADVANTA Corp. & Subsidiaries
                      December 31, 1994

      Schedule I - Condensed Financial Information of Registrant

                     Parent Company Only
                  Condensed Balance Sheets

                   (Dollars in thousands)

                                                            December 31,
                                                       1994              1993
                     ASSETS
Cash                                                  28,821            44,561
Investments available for sale                       199,771           136,523
Other assets, principally investments in and
  advances to wholly owned subsidiaries            1,066,860           582,846
        Total assets                               1,295,452           763,930

                   LIABILITIES
Accrued expenses and other liabilities                 8,628             4,597
Subordinated debt and other borrowings               845,134           416,592
        Total liabilities                            853,762           421,189

              STOCKHOLDERS' EQUITY
Preferred stock                                        1,010             1,010
Common stock                                             404               398
Other stockholders' equity                           440,276           341,333
        Total stockholders' equity                   441,690           342,741

        Total liabilities and stockholders'
           equity                                  1,295,452           763,930


              Parent Company Only
          Condensed Statements Income

            (Dollars in thousands)

                                                 Year Ended December 31,
                                           1994            1993           1992
Income:
  Interest                            $   23,983     $     8,545     $    4,807
  Other                                   15,724           4,163          5,359
     Total Income                         39,707          12,708         10,166

Expenses:
  General and administrative              42,948          57,051         30,097
  Interest                                34,787          21,544         23,434
     Total Expenses                       77,735          78,595         53,531

Loss before income taxes,
  equity in subsidiaries,
  and extraordinary item                 (38,028)        (65,887)       (43,365)


Benefit for income taxes                  16,419          25,147         16,728

Loss before equity in
  subsidiaries and
  extraordinary item                     (21,609)        (40,740)       (26,637)

Equity in net profit of
  subsidiaries                           127,672         118,660         74,674

Net income before
  extraordinary item                     106,063          77,920         48,037

Extraordinary item, net                        0          (1,273)             0

Net income                            $  106,063     $    76,647     $   48,037


Parent Company Only
Statements of Cash Flows


                                                               Year Ended December 31,
                                                          1994              1993              1992
OPERATING ACTIVITIES

Net Income                                         $      106,063     $      76,647     $      48,037
Adjustments to reconcile net income to net cash
  used by operating activities:
    Depreciation                                              414               335               328
    Change in other assets                               (130,495)         (101,210)          (98,683)
    Change in accrued liabilities                           7,865             1,955             4,078
    Loss on repurchase of senior
     subordinated debentures                                    0             1,928                 0
Net cash used by operating activities                     (16,153)          (20,345)          (46,240)

INVESTING ACTIVITIES

    Net change in premises & equipment                     (2,810)             (454)               39
    Purchase of investments available for sale         (1,161,420)         (291,548)          (61,119)
    Proceeds from sales of investments available
     for sale                                             295,196           186,051                 0
    Proceeds from maturing investments available
     for sale                                             797,233            31,715            22,444
    Dividends received from subsidiaries                   39,000            61,986            25,239
    Change in interest-bearing deposits                         0            24,350           (22,722)
Net cash (used)/provided by investing activities          (32,801)           12,100           (36,119)

FINANCING ACTIVITIES

    Proceeds from line of credit                           50,000                 0                 0
    Proceeds from issuance of subordinated debt            39,398            85,380           177,321
    Payments on redemption of subordinated debt           (58,618)         (103,480)          (98,711)
    Change in repurchase agreements                        52,975                 0                 0
    Increase in affiliate borrowings                     (389,949)         (156,915)          (13,114)
    Redemption of senior subordinated debt                      0           (36,404)                0
    Proceeds from issuance of medium-term
     notes                                                344,787           164,851                 0
    Cash dividends paid                                    (9,877)           (7,298)           (4,028)
    Issuance of stock                                       4,498            93,542             3,377
Net cash provided by financing activities                  33,214            39,676            64,845
Net (decrease)/increase in cash                           (15,740)           31,431           (17,514)
Cash at beginning of year                                  44,561            13,130            30,644
Cash at end of year                                $       28,821     $      44,561     $      13,130

Schedule II

ADVANTA Corp. & Subsidiaries
Valuation & Qualifying Accounts
   ($000's)

                  Column A          Column B          Column C                                     Column D             Column E
                                                     Additions
   Year                             Balance           Charged        Charged to                                         Balance
  Ended                                at                to            Other                                               at
 December                          Beginning         Costs and        Accounts                    Deductions              End
   31,          Description        of Period          Expenses       (Describe)                   (Describe)           of Period
   1994       Reserve for
              losses on
              securitized
              credit cards               96,377                 0          70,624 (1)                   92,530 (5)           74,471

              Reserve for
              credit losses and
              prepayments on
              securitized HEL            40,513                 0          15,441 (1)                   36,187 (2) (5)       19,767

              Reserve for
              losses on
              securitized
              Leases                      5,298                 0           7,420 (1)                    3,047 (5)            9,671

              Reserve for
              uncollectable
              receivables &
              unbillable fees                23                16               0 (1)                       39 (5)                0


   1993       Reserve for
              losses on
              securitized
              credit cards              108,756                 0          69,964 (1)                   82,343 (5)           96,377

              Reserve for
              credit losses and
              prepayments on
              securitized HEL            17,861                 0          34,436 (1) (3)               11,784 (5)           40,513

              Reserve for
              losses on
              securitized
              Leases                      3,100                 0           4,010 (1)                    1,812 (5)            5,298

              Reserve for
              uncollectable
              receivables &
              unbillable fees                97               170               0 (1)                      244 (5)               23


   1992       Reserve for
              losses on
              securitized
              credit cards               48,094                 0         123,745 (1)                   63,083 (5)          108,756

              Reserve for
              credit losses and
              prepayments on
              securitized HEL            12,081                 0          11,203 (1) (4)                5,423 (5)           17,861

              Reserve for
              losses on
              securitized
              Leases                      2,400                 0           1,785 (1)                    1,085 (5)            3,100

              Reserve for
              uncollectable
              receivables &
              unbillable fees                 0               110               0                           13 (5)               97

(1)  Amounts netted against securitization  income.
(2) Includes $12.8MM transferred from off-balance sheet to on-balance sheet reserves.
(3)  Includes $11.0MM transferred from on-balance sheet unallocated reserves.
(4)  Includes $3.3MM transferred from on-balance sheet unallocated reserves.
(5)  Relates to net charge-offs.

                                                  Advanta Corp. and Subsidiaries



                                 EXHIBIT INDEX


          3-a      Restated Certificate of Incorporation of Registrant
                   (incorporated by reference to Exhibit 4.1 to Pre-Effective
                   Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994).

          3-b By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.ii to the Registrant's Current
                   Report on Form 8-K dated December 22, 1994, filed on the same date).

          4-a*     Trust Indenture dated April 22, 1981 between Registrant and
                   CoreStates Bank, N.A. (formerly, The Philadelphia National
                   Bank), as Trustee, including Form of Debenture.

          4-b Specimen of Class A Common Stock Certificate and specimen of Class B Common Stock Certificate (incorporated by reference to Exhibit 1 of the Registrant's Amendment No. 1 to Form 8 and Exhibit 1 to Registrant's Form 8-A, respectively, both dated April 22, 1992).

          4-c      Trust Indenture dated as of November 15, 1993 between the
                   Registrant and The Chase Manhattan Bank (National
                   Association), as Trustee (incorporated by reference to
                   Exhibit 4 to the Registrant's Registration Statement on
                   Form S-3 (No. 33-50883), filed November 2, 1993).

          9        Inapplicable.

          10-a Registrant's Stock Option Plan, as amended (incorporated by reference to Exhibit 10-b to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989). +

          10-b     Amended and Restated Advanta Corp. 1992 Stock Option Plan
                   (filed herewith). +

          10-c     Pooling and Servicing Agreement between Colonial National
                   Bank USA and Bankers Trust Company, as Trustee, dated as of
                   May 1, 1991 (incorporated by reference to Exhibit 4.1 to
                   Colonial National's Registration Statement on Form S-1 (No.
                   33-40368), filed with Amendment No.1 thereto on May 21,
                   1991).

          10-d Advanta Management Incentive Plan (incorporated by reference to Exhibit 10-n to the Registrant's Registration
                   Statement on Form S-2 (File No. 33-39343), filed March 8,
                   1991). +

          10-e*    Application for membership in VISA(R) U.S.A. Inc. and
                   Membership Agreement executed by Colonial National Bank USA on March 25, 1983.

                                                  Advanta Corp. and Subsidiaries



          10-f*    Application for membership in MasterCard(R) International,
                   Inc. and Card Member License Agreement executed by
                   Colonial National Bank USA on March 25, 1983.

          10-g*    Indenture of Trust dated May 11, 1984 between Linda M.
                   Ominsky, as settlor, and Dennis Alter, as trustee.

          10-g(i)  Agreement dated October 20, 1992 among Dennis Alter, as
                   Trustee of the trust established by the Indenture of Trust filed as Exhibit 10-g (the "Indenture"), Dennis Alter in his individual capacity, Linda A. Ominsky, and Michael
                   Stolper, which Agreement modifies the Indenture
                   (incorporated by reference to Exhibit 10-g(i) to the Registrant's Registration Statement on Form S-3 (File
                   33-58660), filed February 23, 1993).

          10-h Agreement dated as of January 21, 1994 between the Registrant and Alex W. Hart (incorporated by reference to
                   Exhibit 10-h to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed March 29,
                   1994). +

          10-i     Advanta Management Incentive Plan with Stock Election
                   (incorporated by reference to Exhibit 4-c to Amendment No.
                   1 to the Registrant's Registration Statement on
                   Form S-8 (No. 33-33350), filed February 21, 1990). +

          10-j     Pooling and Servicing Agreement between Colonial National
                   Bank USA and Bankers Trust Company, as Trustee, dated as of
                   August 1, 1990 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 8-K filed September 11,
                   1990).

          10-k     Pooling and Servicing Agreement between Colonial National
                   Bank USA and Bankers Trust Company, as Trustee, dated as of
                   November 15, 1990 (incorporated by reference to Exhibit 4 to the Registrant's Report on Form 8-K filed November 30,
                   1990).

          10-l     Advanta Management Incentive Plan With Stock Election II
                   (incorporated by reference to Exhibit 10-o to the Registrant's Registration Statement on Form S-2 (File
                   No. 33-39343), filed March 8, 1991). +

          10-m     Pooling and Servicing Agreement between Colonial National
                   Bank USA and Banker's Trust Company, as Trustee, dated as of September 1, 1991 (incorporated by reference to Exhibit
                   4.1 to Colonial National's Registration Statement on Form
                   S-1 (No. 33-42682), filed with Amendment No. 1 thereto on
                   September 23, 1991).

          10-n     Pooling and Servicing Agreement between Colonial National
                   Bank USA and Bankers Trust Company, as Trustee, dated as of
                   February 1, 1992 (incorporated by reference to Exhibit 4.1 to Colonial National's Registration Statement on Form S-1
                   (No. 33-45306), filed with Amendment No.1 thereto on February 3, 1992).

                                                  Advanta Corp. and Subsidiaries



          10-o Amended and Restated Master Pooling and Servicing Agreement between Colonial National Bank USA and Chemical Bank, as
                   Trustee, dated as of April 1, 1992 (incorporated by reference to Exhibit 4.1 to Colonial National's Registration
                   Statement on Form S-1 (No. 33-49602), filed with Amendment
                   No. 1 thereto on August 19, 1992).

          10-p     Advanta Management Incentive Plan With Stock Election III
                   (incorporated by reference to Exhibit 10-s to the Registrant's Registration Statement on Form S-3 (File No.
                   33-58660), filed February 23, 1993). +

          10-q     Life Insurance Benefit for Certain Key Executives and
                   Directors (incorporated by reference to Exhibit 10-u to the Registrant's Registration Statement on Form S-3, (File No.
                   33-58660), filed February 23, 1993). +

          10-r $122.5 Million 364-day Unsecured Revolving Credit Agreement dated as of March 24, 1994 among the Registrant, Mellon
                   Bank, N.A. as Agent and the several bank parties thereto
                   (incorporated by reference to Exhibit 10-r to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1993, filed March 29, 1994).

          10-s $122.5 Million 3-year Unsecured Revolving Credit Agreement dated as of March 24, 1994 among the Registrant, Mellon
                   Bank, N.A. as Agent and the several bank parties thereto
                   (incorporated by reference to Exhibit 10-s to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1993, filed March 29, 1994).

          10-t     Advanta Management Incentive Plan With Stock Election IV
                   (filed herewith). +

          10-u Agreement of Limited Partnership of Advanta Partners LP, dated as of May 6, 1994 (incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form
                   10-Q for the quarter ended June 30, 1994, filed August 11,
                   1994).

          10-v     Employment Agreement by and between Advanta Partners LP and
                   Anthony P. Brenner, made as of May 6, 1994 (incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994).

          10-w     Pooling and Servicing Agreement between Colonial National
                   Bank USA and Bankers Trust Company, as Trustee, dated
                   December 1, 1993, as amended May 23, 1994 (incorporated by reference to Exhibit 4.1 to Colonial National's
                   Registration Statement on Form S-3 (No. 33-79986), filed
                   June 8, 1994).

          11       Inapplicable.

          12       Inapplicable.

          13       Inapplicable.

          16       Inapplicable.

          18       Inapplicable.

          21       Subsidiaries of the Registrant (filed herewith).

          22       Inapplicable.

                                                  Advanta Corp. and Subsidiaries


          23       Consent of Independent Public Accountants (filed herewith).

          24       Powers of Attorney (included on the signature page hereof).

          27       Financial Data Schedule (filed herewith).

          28       Inapplicable.

          99       Inapplicable.

                 * Incorporated by reference to the Exhibit with corresponding number constituting part of the Registrant's Registration Statement on Form S-2 (No. 33-00071), filed on September 4, 1985.

+ Management contract or compensatory plan or arrangement.