Form 10-Q
period 1995-03-31
ADVANTA CORP
filed 1995-05-12
CIK 96638

Form 10Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or

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

         Class A                      Outstanding at May 1, 1995
Common Stock, $.01 par value               17,402,325 shares
         Class B                      Outstanding at May 1, 1995
Common Stock, $.01 par value               23,712,010 shares

                           Table of Contents


                                                          Page

     Part I  - Financial Information


     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets       3
               Consolidated Condensed Income Statements    4
               Consolidated Statements of Cash Flows       5
               Notes to Consolidated Condensed Financial
                Statements                                 6

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                12

     Part II - Other Information                          23

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in thousands)

                                            March 31,        December 31,
                                               1995              1994
ASSETS                                     (Unaudited)
Cash                                        $   45,800       $   43,706
Federal funds sold and interest-bearing
 deposits with banks                           379,444          352,902
Investments available for sale                 325,723          318,759
Loan and lease receivables, net:
 Available for sale                            419,495          573,076
 Other loan and lease receivables, net       1,218,419        1,406,378
Total loan and lease receivables, net        1,637,914        1,979,454
Premises and equipment, net                     33,746           33,219
Amounts due from credit card
 securitizations                               167,575          144,483
Other assets                                   255,334          240,525

   Total assets                             $2,845,536       $3,113,048

LIABILITIES
Deposits                                    $1,004,726       $1,159,358
Debt and other borrowings                    1,246,911        1,403,128
Other liabilities                              118,849          108,872

   Total liabilities                         2,370,486        2,671,358

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par
 value: authorized, issued and
 outstanding -- 1,010 shares in 1995
 and 1994                                        1,010            1,010
Class B preferred stock, $.01 par
 value: authorized -- 1,000,000 shares
 in 1995 and 1994; none issued
Class A common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 17,410,718 shares in 1995
 and 17,347,468 in 1994                            174              173
Class B common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 23,281,895 in 1995 and
 23,131,498 in 1994                                233              231
Additional paid in capital, net                179,449          176,465
Retained earnings, net                         294,184          263,811

   Total stockholders' equity                  475,050          441,690

   Total liabilities and stockholders'
    equity                                  $2,845,536       $3,113,048

See Notes to Consolidated Condensed Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED INCOME STATEMENTS
                 (In thousands, except per share data)


                                        Three Months Ended
                                              March 31,
                                            (Unaudited)
                                        1995          1994
Interest income:
 Loans and leases                    $ 48,525       $34,654
 Investments                           10,881         6,026
Total interest income                  59,406        40,680

Interest expense:
 Deposits                              14,656        12,435
 Other debt                            23,454         8,320
Total interest expense                 38,110        20,755

Net interest income                    21,296        19,925

Provision for credit losses             8,925         6,829

Net interest income after
 provision for credit losses           12,371        13,096

Noninterest revenues                  114,223        79,780

Operating expenses:
 Amortization of credit card
  deferred origination cost, net       15,401         5,445
 Other operating expenses              62,740        48,365
Total operating expenses               78,141        53,810

Income before income taxes             48,453        39,066

Provision for income taxes             17,670        14,142

Net income                           $ 30,783       $24,924

Earnings per common share            $    .74       $   .61

Weighted average common
 shares outstanding                    41,438        40,941

See Notes to Consolidated Condensed Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                                                      Three Months Ended
                                                           March 31,
                                                      1995        1994
OPERATING ACTIVITIES                                     (Unaudited)
Net income                                          $  30,783   $  24,924
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Proceeds from sales/securitizations of
   receivables                                        970,503     109,962
  Purchase of mortgage/lease portfolios               (41,605)    (18,897)
  Principal collected on mortgages                      7,481       3,050
  Mortgages made to customers                         (76,923)   (119,289)
  Depreciation and amortization of intangibles          2,387       1,628
  Provision for credit losses                           8,925       6,829
  Change in other assets and amounts due from
   credit card securitizations                        (10,984)      1,554
  Change in other liabilities                           3,372      17,015
  Gain on securitization of mortgages and leases       (7,456)     (7,715)
Net cash provided by operating activities             886,483      19,061
INVESTING ACTIVITIES
 Purchase of investments available for sale          (118,556)   (426,185)
 Proceeds from sales of investments available for
  sale                                                 90,236     358,015
 Proceeds from maturing investments available
  for sale                                             25,639      26,815
 Change in fed funds sold and interest-bearing
  deposits                                            (28,368)     20,156
 Change in credit card receivables, excluding sales  (486,219)   (121,415)
 Purchases of premises and equipment                   (2,837)     (3,549)
 Proceeds from sale of premise and equipment               26           6
 Excess of cash collections over income
  recognized on direct financing leases                 3,465       6,920
 Equipment purchased for direct financing
  lease contracts                                     (50,695)    (29,950)
 Net change in other loans                                186         385
Net cash used by investing activities                (567,123)   (168,802)
FINANCING ACTIVITIES
 Change in demand and savings deposits                (63,863)     22,742
 Proceeds from sales of time deposits                  90,073     104,013
 Payments for maturing time deposits                 (180,842)   (237,237)
 Change in repurchase agreements and term fed funds  (330,455)    195,000
 Proceeds from issuance of subordinated debt           13,414      13,619
 Payments on redemption of subordinated debt          (14,020)    (16,874)
 Proceeds from issuance of medium-term notes          155,013      75,013
 Proceeds from issuance of notes payable              188,014       2,300
 Repayment of notes payable                          (173,000)     (9,787)
 Proceeds from issuance of stock                        1,581       1,381
 Cash dividends paid                                   (3,181)     (2,364)
Net cash (used)/provided by financing activities     (317,266)    147,806
Net increase/(decrease) in cash                         2,094      (1,935)
Cash at beginning of period                            43,706      31,162
Cash at end of period                               $  45,800   $  29,227

            See Notes to Consolidated Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Dollars in thousands)

                            March 31, 1995

1) In the opinion of management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Advanta Corp. and Subsidiaries as of March 31, 1995 and December 31, 1994, the results of their operations for the three month periods ended March 31, 1995 and 1994, and their cash flows for the three month periods ended March 31, 1995 and 1994. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with current year classifications. With respect to operating expenses, the Company is including the amortization of credit card deferred origination costs, net of deferred fees, in operating expenses rather than as a component of interest income as these net costs are linked to the privilege period of the cards and not to the credit card receivables.

2) Investments available for sale include securities that the Company sells from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at market value. Unrealized gains and losses on these securities are reported as a separate component of stockholders' equity and included in retained earnings.

3) Loan and lease receivables available for sale represent receivables currently on the balance sheet that the Company generally intends to sell or securitize within the next six months. These receivables are reported at the lower of book or fair market value.

4) Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:

                                             March 31,     December 31,
                                               1995            1994
     Gross loan and lease receivables      $1,621,992      $1,964,444

     Add: Deferred origination costs,
          net of deferred fees                 55,639          56,627

     Less: Reserve for credit losses          (39,717)        (41,617)

     Loan and lease receivables, net       $1,637,914      $1,979,454

     Number of Accounts:
      Credit cards                            403,610         337,662
      Other loans and leases                   13,944          14,034
      Total                                   417,554         351,696

     Receivables and accounts serviced for others consisted of the following:
                                    March 31,       December 31,
                                      1995              1994
      Receivables:
       Credit cards                $5,508,080       $4,808,257
       Mortgage loans               1,270,326        1,203,226
       Leases                         209,948          179,310
       Total                       $6,988,354       $6,190,793

      Number of Accounts:
       Credit cards                 3,647,596        3,490,354
       Mortgage loans                  25,359           24,668
       Leases                          42,224           35,537
       Total                        3,715,179        3,550,559


5) The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease as an adjustment to interest income. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements were $13.7 million and $11.1 million in the first three months of 1995 and 1994, respectively.

   The Company amortizes deferred credit card origination costs under Issue 93-1 of the Emerging Issues Task Force ("EITF Issue 93-1") of the Financial Accounting Standards Board regarding the acquisition of individual credit card accounts from independent third parties. EITF Issue 93-1 stated that credit card accounts acquired individually should be accounted for as originations under SFAS 91 and EITF Issue 92-5. Amounts paid to a third party to acquire individual credit card accounts should be deferred and netted against the related credit card fee, if any, and the net amount should be amortized on a straight line basis over the privilege period. If a significant fee is charged, the privilege period is the period that the fee entitles the cardholder to use the card. If there is no significant fee, the privilege period should be one year. Direct origination costs incurred related to credit card account originations initiated after EITF Issue 93-1 are deferred and amortized over 12 months. Costs incurred for originations which were initiated prior to EITF Issue 93-1 will continue to be amortized over a 60 month period as was the practice prior to the EITF 93-1 consensus.

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

6) The following table shows the changes in the reserve for credit losses for the periods presented:

                                   Three Months Ended       Year Ended
                                        March 31,           December 31,
                                         1995                  1994
      Balance, beginning of period     $ 41,617              $ 31,227

         Current provision                8,925                34,198

         Transfer of recourse
          reserves to on-balance
          sheet reserves                      0                11,485

         Net charge-offs                (10,825)              (35,293)

      Balance, end of period           $ 39,717              $ 41,617


7) At March 31, 1995 and December 31, 1994, the Company had $167.6 million and $144.5 million, respectively, of amounts due from credit card securitizations. These amounts include excess servicing, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established. A portion of these amounts is subject to liens held by the providers of credit enhancement facilities for the respective securitizations.

8) Selected Balance Sheet Information

     Other Assets
                                           March 31,    December 31,
                                             1995          1994
     Excess mortgage servicing rights     $ 76,908       $ 73,223
     Accrued interest receivable            42,528         39,353
     Prepaid assets                         35,606         28,516
     Investments in operating leases        12,458         13,123
     Deferred costs                         11,579          9,500
     Excess servicing - leasing              6,863          5,949
     Due from trustees - mortgage            6,508          6,295
     Current and deferred federal
      income taxes                           6,377         18,658
     Goodwill                                5,222          5,318
     Other real estate owned                 3,996          4,564
     Due from trustees - leasing             2,080          2,010
     Other                                  45,209         34,016
     Total other assets                   $255,334       $240,525


     Other Liabilities
                                           March 31,    December 31,
                                             1995          1994
     Deferred fees and other reserves     $ 39,425       $ 42,855
     Accounts payable and accrued
      expenses                              26,607         31,380
     Accrued interest payable               23,068         10,640
     Current and deferred state income
      taxes                                 12,337          6,813
     Other                                  17,412         17,184
     Total other liabilities              $118,849       $108,872


9) Income tax expense reflects an effective tax rate of approximately 36.5%, for the three month period ended March 31, 1995, compared to 36.2% for the comparable 1994 period. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

   Income tax expense consisted of the following components:

                                      Three Months Ended
                                          March 31,
                                      1995          1994
      Current:
       Federal                      $14,569       $12,264
       State                          3,126         2,272
      Total current                  17,695        14,536

      Deferred:
       Federal                           94        (1,019)
       State                           (119)          625
      Total deferred                    (25)         (394)

      Total tax expense             $17,670       $14,142

   The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                                      Three Months Ended
                                           March 31,
                                       1995        1994
     Statutory federal income tax    $16,959     $13,673
     State income taxes                1,954       1,884
     Tax-free income                    (279)       (328)
     Other                              (964)     (1,087)

     Consolidated tax expense        $17,670     $14,142

   The net deferred tax asset is comprised of the following:

                                     March 31,       December 31,
                                       1995             1994
     Deferred taxes:

       Gross assets                 $ 77,839          $ 78,602

       Gross liabilities             (55,149)          (52,344)

     Total deferred taxes           $ 22,690          $ 26,258


   The Company did not record any valuation allowances against deferred tax assets at March 31, 1995 and December 31, 1994.

   The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                     March 31,       December 31,
                                       1995             1994

     SFAS 91                        $(19,812)         $(20,034)
     Loan losses                      17,517            14,965
     Mortgage banking income          12,929            10,174
     Securitization income           (30,902)          (28,949)
     Leasing income                   38,189            42,473
     Insurance underwriting           (4,362)           (3,361)
     Deferred compensation             1,742             1,388
     Mark to market adjustment         3,021             3,021
     Change in accounting method       1,008             1,008
     Other                             3,360             5,573
     Net deferred tax asset         $ 22,690          $ 26,258

10) The Company has adopted several management incentive plans designed to provide incentives to participating employees to remain in the employ of the Company and devote themselves to its success. Under these plans, certain eligible employees were required and others were given the opportunity to elect to take portions of their anticipated or "target" bonus payments for future years in the form of restricted shares of common stock.
    The restricted shares are subject to forfeiture should the employee terminate employment with the Company prior to vesting. The shares become unrestricted over time if certain performance criteria are met. At March 31, 1995, a total of 910,876 shares issued under these plans were subject to restrictions and were included in the number of shares outstanding. These shares are considered common stock equivalents in the calculation of earnings per common share.

    Deferred compensation of $13.6 million and $14.2 million related to these shares of restricted stock is reflected as a reduction of equity at March 31, 1995 and December 31, 1994, respectively.

11) In April 1994, the Company, through its subsidiary, Colonial National Bank USA ("Colonial National" or the "Bank"), reached an agreement with NationsBank of Delaware, N.A., to sell certain credit card customer relationships which at that time represented approximately $150 million of securitized credit card receivables (less than 4% of the Company's managed credit card receivables as of June 30, 1994). In the second quarter of 1994, the Company recorded an $18.4 million pretax gain on the sale related to the value associated with the customer relationships. In addition, the Company deferred a portion of the proceeds related to the excess spread of the receivables to be generated over the remaining life of the securitization trust, which terminated in the second quarter of 1995. These proceeds were recognized as securitization income over the related period. While the accounts related to these customer relationships were transferred to NationsBank upon termination of the securitization trust, these accounts are being serviced by Colonial National at market rates until the systems conversion to NationsBank is completed, which is expected to occur early in the third quarter of 1995.

12) The following table shows the calculation of earnings per common share:
                                             Three Months Ended
                                                  March 31,
                                             1995           1994
       Net income                          $30,783        $24,924
       less: preferred dividends              (141)          (141)

       Net income available to common
        shares                             $30,642        $24,783

       Average common stock outstanding     39,462         38,650
       Common stock equivalents              1,976          2,291

       Weighted average common shares
        outstanding (in thousands)          41,438         40,941

       Earnings per common share           $   .74        $   .61

                    ADVANTA CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Net income for the three months ended March 31, 1995 was $30.8 million, a $5.9 million or 24% increase from the $24.9 million reported for the first quarter of 1994. Earnings per share for the first quarter of 1995 were $.74, a 21% increase from $.61 per share for the same period last year.

Earnings increased in the first quarter of 1995 primarily as a result of a 59% increase in average managed receivables, partially offset by an approximate 20% contraction in the managed net interest margin, reflecting the Company's growth strategy of utilizing low introductory rate pricing on credit cards. Earnings also reflected continued improvement in credit quality with the total managed charge-off rate decreasing to 2.1% for the first quarter of 1995 from 2.5% for the first quarter of 1994. The Company continues to securitize a majority of the growth in its receivables and report the performance of the securitized receivables as noninterest revenues. Consequently, the 59% increase in average managed receivables resulted in a $34.4 million or 43% rise in noninterest revenues to $114.2 million in 1995, from $79.8 million in 1994. Disciplined cost management resulted in a decrease in the operating expense ratio to 3.0% of average managed receivables in the first quarter of 1995, compared to 3.7% in the first quarter of 1994.


NET INTEREST INCOME

Net interest income for the first quarter of 1995 increased $1.4 million to $21.3 million from $19.9 million for the same period of 1994. This resulted from a $632 million increase in average interest earning assets partially offset by a decline in the owned net interest margin to 3.46% for the first quarter of 1995, from 4.31% for the first quarter of 1994. The lower owned net interest margin resulted from a significant increase in credit card receivables issued at low introductory rates. The Company's credit cards (other than those with fixed rate introductory pricing) are contractually indexed to either the prime rate or LIBOR.

The following table provides an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three month periods ended March 31, 1995 and 1994. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

 INTEREST RATE ANALYSIS
                                                  Three Months Ended March 31,
                                            1995                                    1994
                             Average                     Yield/      Average                     Yield/
                            Balance (1)      Interest     Rate      Balance (1)      Interest     Rate
  On-balance sheet
  Credit cards              $1,518,052       $ 42,889    11.30%     $1,131,473       $ 30,204    10.68%
  Mortgage loans               136,240          2,921     8.70         118,962          2,811     9.58
  Leases                        86,867          3,069    14.13          46,011          1,744    15.16
  Other loans                    5,133             88     6.95           3,642             67     7.46
  Gross receivables          1,746,292         48,967    11.23       1,300,088         34,826    10.73
  Investments (2)              769,936         11,289     5.91         583,837          6,449     4.44
  Total interest earning
   assets                   $2,516,228       $ 60,256     9.60%     $1,883,925       $ 41,275     8.78%

  Interest-bearing
   liabilities              $2,434,768       $ 38,110     6.26%     $1,748,448       $ 20,755     4.78%

  Net interest spread                                     3.34%                                   4.00%
  Net interest margin                                     3.46%                                   4.31%

  Off-balance sheet
  Credit cards              $5,180,935                              $2,790,233
  Mortgage loans             1,220,589                               1,041,319
  Leases                       189,570                                 123,278
  Total average
   securitized receivables  $6,591,094                              $3,954,830
  Total average managed
   receivables              $8,337,386                              $5,254,918

  Managed Net Interest
  Analysis (3):
  Interest earning assets   $7,697,163       $238,553    12.41%     $4,674,158       $141,437    12.11%
  Interest-bearing
   liabilities              $7,615,703       $123,955     6.51%     $4,538,681       $ 54,985     4.86%

    Net interest spread                                   5.90%                                   7.25%
    Net interest margin                                   5.94%                                   7.38%

  (1) Includes assets held and available for sale and nonaccrual loans and leases.
  (2) Interest and average rate for tax-free securities computed on a tax equivalent basis using a statutory rate of 35%.
  (3) Combination of owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

MANAGED PORTFOLIO DATA

The following table provides selected information on a managed basis, as well as a summary of the effects of credit card securitizations on selected line items of the Company's consolidated income statements as of and for the three months ended March 31, 1995 and 1994.

                                            Three Months Ended
                                                March 31,
                                           1995            1994
    Balance sheet data:
    Average managed receivables         $8,337,386      $5,254,918
    Managed receivables                  8,610,345       5,410,944
    Total managed assets                 9,833,890       6,331,015
    Managed net interest margin
     (on a fully tax equivalent basis)        5.94%           7.38%
    As a percentage of gross managed
     receivables:
      Total loans 30 days or more
       delinquent                              2.8%            3.3%
      Net charge-offs                          2.1%            2.5%
    Effects of credit card
     securitizations on:
      Net interest income               $  (92,452)     $  (65,932)
      Provision for credit losses           29,392          21,750

With respect to the above information on the effects of credit card securitizations, net interest income represents the amount by which net interest income would have been higher had the securitized receivables remained on the balance sheet. In addition, provision for credit losses represents the amount by which the provision for credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses been equal to charge-offs. Both net interest income and the provision for credit losses described above are netted and included in other noninterest revenues in the Consolidated Condensed Income Statements.


PROVISION FOR CREDIT LOSSES

The provision for credit losses for the first quarter of 1995 was $8.9 million compared to $6.8 million for the comparable period of 1994. This increase was primarily due to the Company's desire to maintain a minimum reserve coverage of impaired assets on credit cards. In 1994, the Company initiated a program to repurchase nonperforming mortgages from the securitization trusts in order to lower funding costs on those mortgages. As a result, in 1994, the Company repurchased approximately $50 million of nonperforming mortgages and transferred approximately $13 million of off-balance sheet recourse reserves related to these loans to on-balance sheet reserves. When these nonperforming mortgages were charged off in 1994 and the first quarter of 1995, the Company did not need to provide additional amounts for them since reserves had been specifically provided for these mortgages at their repurchase dates. These repurchases increased the owned impaired asset level while having no impact on either the level of managed impaired assets or the provision for credit losses. At March 31, 1995, approximately $19 million of the loans that had been repurchased remained on the balance sheet as either nonperforming loans or other real estate owned. (See also Asset Quality below.) The owned impaired asset level was $37.5 million or 2.3% of receivables at March 31, 1995 compared to $28.6 million or 2.0% of receivables a year ago.

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

The reserve for credit losses on a consolidated owned basis was $39.7 million or 2.4% of receivables at March 31, 1995 compared to $41.6 million or 2.1% of receivables at December 31, 1994 and $34.2 million or 2.4% of receivables at March 31, 1994. The consolidated reserve coverage of impaired assets was 106.0% at March 31, 1995 compared to 96.1% at year end 1994 and 119.7% at March 31, 1994.

On the total managed portfolio, impaired assets were $105.0 million or 1.2% of receivables at March 31, 1995, compared to $102.4 million or 1.3% of receivables at December 31, 1994 and $96.7 million or 1.8% of receivables at March 31, 1994. A key credit quality statistic, the 30 day and over delinquency rate on managed credit cards, dropped to 2.1% at March 31, 1995 from 2.3% a year ago.

On the total owned portfolio, impaired assets were $37.5 million or 2.3% of receivables at March 31, 1995, compared to $43.3 million or 2.2% of receivables and $28.6 million or 2.0% of receivables at December 31, 1994 and March 31, 1994, respectively.

The total managed charge-off rate for the first three months of 1995 was 2.1%, down from 2.3% for the full year of 1994 and 2.5% for the first three months of 1994. The charge-off rate on managed credit cards was 2.2% for the first three months of 1995, down from 2.5% for the full year of 1994 and 2.7% for the comparable 1994 period. The charge-off rate on managed mortgage loans was 1.2% for the first three months of 1995, down from 1.7% for the comparable 1994 period. The Company believes that charge-off rates on managed mortgages will remain at or be slightly lower than the current levels for the remainder of 1995.

The charge-off rate on consolidated owned receivables was 2.5% of average receivables for the first three months of 1995, compared to 2.6% for the full year of 1994 and 1.8% a year ago. The charge-off rate on owned credit cards was 2.2% for the first three months of 1995, up from 1.9% for the full year of 1994 and 1.8% for the comparable 1994 period.

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.

                                              March   December    March
                                                31,      31,       31,
   CONSOLIDATED - MANAGED                      1995     1994       1994

   Nonperforming assets                     $ 61,627  $ 61,587  $ 65,742
   Accruing loans past due 90 days or more    43,401    40,837    30,908
   Impaired assets                           105,028   102,424    96,650
   Total loans 30 days or more delinquent    236,972   220,390   176,206
   As a percentage of gross receivables:
    Nonperforming assets                          .7%       .8%      1.2%
    Accruing loans past due 90 days or more       .5        .5        .6
    Impaired assets                              1.2       1.3       1.8
    Total loans 30 days or more delinquent       2.8       2.7       3.3
   Net charge-offs:
    Amount                                  $ 43,282  $139,890  $ 32,624
    As a percentage of average gross
     receivables(annualized)                     2.1%      2.3%      2.5%
  CREDIT CARDS - MANAGED
   Nonperforming assets                     $ 15,843  $ 14,227  $ 12,983
   Accruing loans past due 90 days or more    43,274    40,721    30,905
   Impaired assets                            59,117    54,948    43,888
   Total loans 30 days or more delinquent    147,550   133,121    91,723
   As a percentage of gross receivables:
    Nonperforming assets                          .2%       .2%       .3%
    Accruing loans past due 90 days or more       .6        .6        .8
    Impaired assets                               .9        .8       1.1
    Total loans 30 days or more delinquent       2.1       2.0       2.3
   Net charge-offs:
    Amount                                  $ 37,620  $115,218  $ 26,858
    As a percentage of average gross
     receivables(annualized)                     2.2%      2.5%      2.7%
  MORTGAGE LOANS - MANAGED
   Nonperforming assets                     $ 42,892  $ 44,678  $ 50,689
   Total loans 30 days or more delinquent     65,572    65,966    69,639
   As a percentage of gross receivables:
    Nonperforming assets                         3.1%      3.3%      4.3%
    Total loans 30 days or more delinquent       4.7       4.9       5.9
   Net charge-offs:
    Amount                                  $  4,165  $ 20,709  $  4,964
    As a percentage of average gross
     receivables(annualized)                     1.2%      1.7%      1.7%
  LEASES - MANAGED
   Nonperforming assets                     $  2,892  $  2,682  $  2,070
   Total loans 30 days or more delinquent     23,461    20,972    14,776
   As a percentage of receivables:
    Nonperforming assets                         1.0%      1.0%      1.1%
    Total loans 30 days or more delinquent       8.0       7.9       7.9
   Net charge-offs:
    Amount                                  $  1,502  $  3,961  $    804
    As a percentage of average
     receivables(annualized)                     2.2%      2.0%      1.9%

                                                March    December   March
                                                  31,       31,       31,
  CONSOLIDATED - OWNED                           1995      1994      1994
   Reserve for credit losses                   $39,717   $41,617   $34,174
   Nonperforming assets                         27,610    31,949    19,808
   Accruing loans past due 90 days or more       9,856    11,354     8,749
   Impaired assets                              37,466    43,303    28,557
   Reserve as a percentage of impaired assets    106.0%     96.1%    119.7%
   As a percentage of gross receivables:
    Reserve                                        2.4%      2.1%      2.4%
    Nonperforming assets                           1.7       1.6       1.4
    Accruing loans past due 90 days or more         .6        .6        .6
    Impaired assets                                2.3       2.2       2.0
   Net charge-offs:
    Amount                                     $10,825   $35,293   $ 5,828
    As a percentage of average gross
     receivables(annualized)                       2.5%      2.6%      1.8%
  CREDIT CARDS - OWNED
   Reserve for credit losses                   $24,965   $27,486   $21,986
   Nonperforming assets                          3,736     3,502     3,078
   Accruing loans past due 90 days or more       9,729    11,238     8,746
   Impaired assets                              13,465    14,740    11,824
   Reserve as a percentage of impaired assets    185.4%    186.5%    185.9%
   As a percentage of gross receivables:
    Reserve                                        1.8%      1.6%      1.8%
    Nonperforming assets                            .3        .2        .2
    Accruing loans past due 90 days or more         .7        .6        .7
    Impaired assets                                1.0        .9       1.0
   Net charge-offs:
    Amount                                     $ 8,228   $22,688   $ 5,108
    As a percentage of average gross
     receivables(annualized)                       2.2%      1.9%      1.8%
  MORTGAGE LOANS - OWNED (1)
   Reserve for credit losses                   $ 3,087   $ 5,164   $ 4,914
   Nonperforming assets                         22,784    27,379    15,896
   Reserve as a percentage of impaired assets     13.5%     18.9%     30.9%
   As a percentage of gross receivables:
    Reserve                                        2.5%      3.6%      4.4%
    Nonperforming assets                          18.2      19.2      14.1
   Net charge-offs:
    Amount                                     $ 2,268   $11,689   $   476
    As a percentage of average gross
     receivables(annualized)                       6.7%      9.7%      1.6%
  LEASES - OWNED
   Reserve for credit losses                   $ 1,269   $ 1,076   $ 1,536
   Nonperforming assets                          1,090     1,068       834
   Reserve as a percentage of impaired assets    116.4%    100.7%    184.2%
   As a percentage of receivables:
    Reserve                                        1.5%      1.2%      3.2%
    Nonperforming assets                           1.3       1.2       1.8
   Net charge-offs:
    Amount                                     $   334   $   914   $   246
    As a percentage of average receivables
     (annualized)                                  1.5%      1.5%      2.1%

(1) Beginning March 1994, the Company initiated a program for repurchasing nonperforming assets from the securitized portfolios (see "Provision for Credit Losses").

NONINTEREST REVENUES

                                          Three Months Ended
                                               March 31,
                                          1995           1994
  Credit card securitization income    $ 41,069        $32,674
  Credit card servicing income           24,872         13,800
  Credit card interchange income         19,498         14,006
  Income from mortgage banking
   activities                            10,218          8,205
  Leasing revenues, net                   9,594          4,593
  Insurance revenues, net                 5,708          2,910
  Other                                   3,264          3,592
  Total noninterest revenues           $114,223        $79,780

For the first quarter of 1995, noninterest revenues increased 43.2% to $114.2 million from $79.8 million for the same period of 1994. Credit card securitization income increased $8.4 million or 25.7% to $41.1 million as average securitized credit card receivables grew 85.7% from the comparable quarter of 1994. For both three month periods, securitized interchange income has been reclassified from credit card securitization income to credit card interchange income. Credit card interchange income, which represents approximately 1.4% of credit card purchases, increased $5.5 million to $19.5 million. Credit card servicing income increased $11.1 million due to higher securitized balances. Leasing revenues, net, increased $5.0 million to $9.6 million primarily due to a 53.8% growth in average securitized lease receivables from the comparable quarter of 1994. Insurance revenues, net, were $5.7 million for the first quarter of 1995, up from $2.9 million for last year's first quarter. This growth is attributed to the successful marketing of insurance products in the credit card, mortgage and leasing businesses.


OPERATING EXPENSES

                                            Three Months Ended
                                                 March 31,
                                            1995           1994
  Amortization of credit card
   deferred origination costs, net         $15,401        $ 5,445
  Other operating expenses:
   Salaries and employee benefits           23,988         20,563
   Marketing                                 9,405          6,384
   External processing                       5,727          4,657
   Postage                                   4,391          2,701
   Credit card fraud losses                  4,062          3,507
   Telephone expense                         2,855          1,793
   Equipment expense                         2,754          2,055
   Professional fees                         2,272          1,752
   Credit and collection expense             2,144          1,666
   Occupancy expense                         2,016          1,787
   Other                                     3,126          1,500
   Total other operating expenses          $62,740        $48,365

   Total operating expenses                $78,141        $53,810

The amortization of credit card deferred origination costs, net, increased from $5.4 million for the first three months of 1994 to $15.4 million for the first three months of 1995. This increase resulted primarily from amortization related to the $58 million of credit card origination costs that have been deferred since the first quarter of 1994. Costs incurred for credit card originations initiated after May 1993 are being amortized over 12 months, rather than pursuant to the previous policy of 60 months. Total other operating expenses of $62.7 million for the three months ended March 31, 1995 increased 30% from $48.4 million for the same period of 1994. Operating expenses as a percentage of average managed receivables were 3.0% for the first quarter of 1995, down from 3.7% in the comparable 1994 period. The increase in total other operating expenses is attributable, in part, to a 14% increase in the number of employees from 1,659 at March 31, 1994 to 1,891 at March 31, 1995 to effectively service the current and anticipated account growth. Other expenses, including marketing, external processing, postage and telephone expense showed increases consistent with the increase in the number of credit card accounts managed.


LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, both long- and short-term, through active management of both assets and liabilities. During the first three months of 1995, the Company, through its subsidiaries, securitized $800 million of credit card receivables, $116 million of mortgage loans and $45 million of equipment lease receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future credit card, mortgage and lease receivable growth. At March 31, 1995, the Company had approximately $419 million of loan and lease receivables and $326 million of investments available for sale which could be sold to generate additional liquidity.

The debt securities of Advanta Corp. achieved investment-grade ratings from the nationally recognized rating agencies in 1993. These ratings have allowed the Company to further diversify its funding sources. As a result, in 1994 the Company obtained revolving credit facilities totaling $255 million from a consortium of banks and $200 million in money market bid lines. At March 31, 1995 the Company had borrowed $75 million on the money market bid lines. The Company may also sell up to $335 million of medium-term notes as needed.

In April 1994, the Company, through its subsidiary, Colonial National Bank USA, reached an agreement with NationsBank of Delaware, N.A., to sell certain credit card customer relationships which at that time represented approximately $150 million of securitized credit card receivables (less than 4% of the Company's managed credit card receivables as of June 30,
1994). While the accounts related to these customers relationships were transferred to NationsBank upon termination of the securitization trust in the second quarter of 1995, these accounts are being serviced by Colonial

National at market rates until the systems conversion to NationsBank is completed, which is expected to occur early in the third quarter of 1995.

Due to the Company's continuing success in marketing credit cards, the Company anticipates increasing its marketing expenditures through 1995, in order to sustain the rapid growth in managed credit card receivables. While there can be no assurance that this strategy will in fact result in continued rapid receivable growth, the Company believes that the Company's credit card offers will continue to appeal to consumers and will thus enable the Company to continue to increase its share of the domestic bank credit card market.

Subsequent to quarter end, the Company securitized $575 million of credit card receivables, $125 million of which were previously included in securitized receivables, purchased $96 million of mortgage loans and obtained a $255 million increase in its revolving credit facility, bringing the total committed facility to $510 million.


INTEREST RATE SENSITIVITY

Interest rate sensitivity refers to net interest income variability resulting from mismatches between asset and liability indices (basis risk) and the effects which these changes in market interest rates have on asset and liability maturity mismatches (gap risk).

The Company attempts to minimize the impact of market interest rate fluctuations on net interest income and net income by regularly evaluating the risk inherent in its asset and liability structure, including securitized assets. This risk arises from continuous changes in the Company's asset/liability mix, market interest rates, the yield curve, prepayment trends and the timing of cash flows. Computer simulations are used to evaluate net interest income volatility under varying rate, spread and volume projections over monthly time periods of up to two years. Beginning in the first quarter of 1995, the Company's credit card marketing efforts were weighted heavily towards variable rate cards priced at a spread over LIBOR rather than a spread over the prime rate. The Company believes that this shift will prospectively reduce the basis risk to which the Company has been subject as the result of maintaining credit card portfolios indexed to the prime rate while funding certain on-balance sheet liabilities and frequently securitizing credit card receivables at a spread over LIBOR.

In managing its interest rate sensitivity position, the Company periodically securitizes, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and short-term investment position, and uses derivative financial instruments. Derivative financial instruments are used for the express purpose of managing exposure to changes in interest rates and, by policy, are not used for any speculative purposes (see discussion under "Derivatives Activities"). The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the variable rate pricing dynamics of the underlying receivables sold to the trusts. Variable rate funding is also used on the balance sheet as well, in support of unsecuritized receivables which carry variable rates. Although credit card receivable rates are generally set at a spread over the prime rate, they often contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In instances when a significant portion of credit card receivables are at their floors, the Company may convert part of the underlying funding to a fixed rate by using interest rate hedges, swaps and fixed rate securitizations. In pricing mortgage and lease securitizations, both fixed rate and variable rate funding are used depending upon the characteristics of the underlying receivables. Additionally, basis risk exists in on-balance sheet funding as well as securitizing credit card receivables at a spread over LIBOR when the rate on the underlying assets is indexed to the prime rate. The underlying liability or coupon on a securitization is often indexed to LIBOR, and LIBOR does not perfectly correlate to prime. The Company measures the basis risk resulting from potential variability in the spread between prime and LIBOR and incorporates such risk into the asset and liability management process. During 1994, $425 million in prime-LIBOR corridors were executed in order to provide protection against narrowing of these spreads. During the first quarter of 1995 there were no additional prime-LIBOR corridors executed.

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

DERIVATIVES ACTIVITIES

The Company utilizes derivative financial instruments for the purpose of managing its exposure to interest rate risk. The Company has a number of mechanisms in place that enable it to monitor and control both market and credit risk from these derivatives activities. At the broader level, all derivatives strategies are managed under the hedging policy approved by the Board of Directors that details the use of such derivatives and the individuals authorized to execute derivatives transactions. All derivatives strategies must be approved by the Company's senior management (President, Chief Financial Officer and Treasurer).

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

Procedures and processes are in place to provide reasonable assurance that prior to and after the execution of any derivatives strategy, market, credit and liquidity risks are fully analyzed and incorporated into the Company's asset/liability and risk measurement models and the proper accounting treatment for the transaction is identified.

As of March 31, 1995 and December 31, 1994, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such. For the three months ended March 31, 1995 and the year ended December 31, 1994, there were no derivatives contracts terminated prior to scheduled maturity.

The following table summarizes by notional amounts the Company's derivative instruments:

                                March 31,       December 31,
                                  1995             1994
   Interest rate swaps        $  739,735        $  459,735
   Interest rate options:
    Caps written               1,140,000         1,100,000
    Caps purchased               150,000           110,000
    Corridors                    425,000           425,000
   Forward contracts              86,000            39,000
   Total notional amount      $2,540,735        $2,133,735


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

                        PART II - OTHER INFORMATION


     Item 4. Submission of Matters to a Vote of Security holders.

        At the Company's Annual Meeting of Stockholders held on April 20, 1995, the following nominees for reelection as directors of the Company were elected by the votes indicated below:

           Director               Votes For        Votes Withheld

          Dennis Alter            14,984,887           17,450
          Arthur P. Bellis        14,807,662          194,675
          William C. Dunkelberg   14,983,212           19,125
          Robert C. Hall          14,977,162           25,175


        In addition, at the Annual Meeting the stockholders approved the proposal to approve the Advanta Management Incentive Plan With Stock Election IV by the following votes: votes for: 12,656,204; votes against: 2,168,823; abstentions: 53,665; and broker non-votes:
     123,645.

     Item 6. Exhibits and Reports on Form 8-K.

        (a)  The following exhibit is being filed with this Report:

             (10)  $510 Million Unsecured Revolving Credit Agreement dated as of May 4, 1995 among Registrant, Advanta National Bank, Mellon Bank, N.A. as Agent and the several bank parties thereto.

        (b) A report on Form 8-K, dated April 19, 1995, was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ended March 31, 1995. A Financial Data Schedule was included as an exhibit in this Form 8-K.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Advanta Corp.

                                             (Registrant)


    May 12, 1995                     By  /s/David Wesselink
                                         Senior Vice President and
                                         Chief Financial Officer

    May 12, 1995                     By  /s/John J. Calamari
                                         Vice President, Finance and
                                         Principal Accounting Officer

                               EXHIBIT INDEX


    Exhibit                       Description

        2                          Inapplicable.

        4                          Inapplicable.

       10                          $510 Million Unsecured Revolving
                                   Credit Agreement dated as of
                                   May 4, 1995 among Registrant,
                                   Advanta National Bank, Mellon Bank,
                                   N.A. as Agent and the several bank
                                   parties thereto.

       11                          Inapplicable.

       15                          Inapplicable.

       18                          Inapplicable.

       19                          Inapplicable

       22                          Inapplicable.

       23                          Inapplicable.

       24                          Inapplicable.

       27 Incorporated by reference to Exhibit 27 to the Company's Report on Form 8-K filed April 19, 1995.

       99                          Inapplicable.