Form 10-Q
period 1995-06-30
ADVANTA CORP
filed 1995-08-11
CIK 96638

Form 10Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995 or

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

         Class A                     Outstanding at August 1, 1995
 Common Stock, $.01 par value               17,441,114 shares
         Class B                     Outstanding at August 1, 1995
 Common Stock, $.01 par value               23,816,584 shares

                           Table of Contents

                                                         Page

     Part I  - Financial Information


     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets       3
               Consolidated Condensed Income Statements    4
               Consolidated Statements of Cash Flows       5
               Notes to Consolidated Condensed Financial
                Statements                                 6

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                13

     Part II - Other Information                          27

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in thousands)

                                             June 30,        December 31,
                                               1995              1994
ASSETS                                     (Unaudited)
Cash                                        $   43,953       $   43,706
Federal funds sold and interest-bearing
 deposits with banks                           366,185          352,902
Investments available for sale                 302,977          318,759
Loan and lease receivables, net:
 Available for sale                            660,974          573,076
 Other loan and lease receivables, net       1,229,554        1,406,378
Total loan and lease receivables, net        1,890,528        1,979,454
Premises and equipment, net                     34,516           33,219
Amounts due from credit card securitizations   164,947          144,483
Other assets                                   254,992          240,525

   Total assets                             $3,058,098       $3,113,048

LIABILITIES
Deposits                                    $1,097,581       $1,159,358
Debt and other borrowings                    1,335,397        1,403,128
Other liabilities                              114,272          108,872

   Total liabilities                         2,547,250        2,671,358

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par
 value: authorized, issued and
 outstanding -- 1,010 shares in 1995
 and 1994                                        1,010            1,010
Class B preferred stock, $.01 par
 value: authorized -- 1,000,000 shares
 in 1995 and 1994; none issued
Class A common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 17,441,924 shares in 1995
 and 17,347,468 in 1994                            174              173
Class B common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 23,805,822 in 1995 and
 23,131,498 in 1994                                238              231
Additional paid in capital, net                182,966          176,465
Retained earnings, net                         326,712          263,811
Less: Treasury stock at cost, 10,431
 Class B common shares in 1995                   (252)                0

   Total stockholders' equity                  510,848          441,690

   Total liabilities and stockholders'
    equity                                  $3,058,098       $3,113,048

See Notes to Consolidated Condensed Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED INCOME STATEMENTS
                 (In thousands, except per share data)


                              Three Months Ended      Six Months Ended
                                   June 30,               June 30,
                               1995       1994        1995       1994
                                 (Unaudited)           (Unaudited)
Interest income:
 Loans and leases            $ 38,044   $ 32,325    $ 86,569   $ 66,979
 Investments                   10,513      7,020      21,394     13,046
Total interest income          48,557     39,345     107,963     80,025

Interest expense:
 Deposits                      14,650     11,485      29,306     23,920
 Other debt                    20,921     10,095      44,375     18,415
Total interest expense         35,571     21,580      73,681     42,335

Net interest income            12,986     17,765      34,282     37,690

Provision for credit losses     8,583     15,434      17,508     22,263

Net interest income after
 provision for credit losses    4,403      2,331      16,774     15,427

Noninterest revenues:
 Gain on sale of credit cards       0     18,352           0     18,352
 Other noninterest revenues   130,849     89,154     245,072    168,934
Total noninterest revenues    130,849    107,506     245,072    187,286

Operating expenses:
 Amortization of credit card
  deferred origination
  costs, net                   16,717      9,202      32,118     14,647
 Other operating expenses      67,154     60,022     129,894    108,387
Total operating expenses       83,871     69,224     162,012    123,034

Income before income taxes     51,381     40,613      99,834     79,679

Provision for income taxes     17,981     14,856      35,651     28,998

Net income                   $ 33,400   $ 25,757    $ 64,183   $ 50,681

Earnings per common share    $    .80   $    .63    $   1.54   $   1.23

Weighted average common
 shares outstanding            41,772     41,173      41,594     40,957

See Notes to Consolidated Condensed Financial Statements

                       ADVANTA CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                                      Six Months Ended
                                                          June 30,
                                                      1995         1994
OPERATING ACTIVITIES                                     (Unaudited)
Net income                                          $   64,183  $   50,681
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Proceeds from sales/securitizations of
   receivables                                       1,767,791     865,458
  Equity securities gain                                (3,469)          0
  Purchase of mortgage/lease portfolios               (149,166)    (57,294)
  Principal collected on mortgages                      12,794      11,206
  Mortgages made to customers                         (203,574)   (246,489)
  Depreciation and amortization of intangibles           4,955       3,605
  Provision for credit losses                           17,508      22,263
  Change in other assets and amounts due from
   credit card securitizations                         (46,479)      4,772
  Change in other liabilities                           18,379      27,039
  Gain on securitization of mortgages and leases       (15,550)    (14,046)
Net cash provided by operating activities            1,467,372     667,195
INVESTING ACTIVITIES
 Purchase of investments available for sale           (257,393) (1,168,013)

 Proceeds from sales of investments available for
  sale                                                 251,096     503,866
 Proceeds from maturing investments available for
  sale                                                  36,709     667,516
 Change in fed funds sold and interest-bearing
  deposits                                               1,984      13,968
 Change in credit card receivables, excluding sales (1,274,811)   (597,337)
 Change in premises and equipment                       (6,047)     (7,563)
 Excess of cash collections over income recognized
  on direct financing leases                             9,397       9,271
 Equipment purchased for direct financing lease
  contracts                                           (107,732)    (70,606)
 Net change in other loans                                 135        (108)
Net cash used by investing activities               (1,346,662)   (649,006)

FINANCING ACTIVITIES
 Change in demand and savings deposits                  (9,597)    113,617
 Proceeds from deposits sold                            30,018           0
 Proceeds from sales of time deposits                  256,655     139,533
 Payments for maturing time deposits                  (338,853)   (467,026)
 Change in repurchase agreements/other borrowings     (118,374)    140,000
 Proceeds from issuance of subordinated debt            23,224      15,919
 Payments on redemption of subordinated debt           (25,354)    (26,565)
 Proceeds from issuance of medium-term notes           185,026      75,026
 Proceeds from issuance of notes payable               263,022       2,300
 Repayment of notes payable                           (383,000)     (9,787)

 Proceeds from issuance of stock                         3,023       3,051
 Cash dividends paid                                    (6,253)     (4,616)
Net cash used by financing activities                 (120,463)    (18,548)
Net increase/(decrease) in cash                            247        (359)
Cash at beginning of period                             43,706      31,162
Cash at end of period                                $  43,953  $   30,803

       See Notes to Consolidated Condensed Financial Statements

                        ADVANTA CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Dollars in thousands)

                             June 30, 1995

1) In the opinion of management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Advanta Corp. and Subsidiaries as of June 30, 1995 and December 31, 1994, the results of their operations for the three and six month periods ended June 30, 1995 and 1994, and their cash flows for the three and six month periods ended June 30, 1995 and 1994. The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with current year classifications. With respect to operating expenses, the Company is including the amortization of credit card deferred origination costs, net of deferred fees, in operating expenses rather than as a component of interest income as these net costs are linked to the privilege period of the cards and not to the credit card receivables.

2) Investments available for sale include securities that the Company sells from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at market value. Unrealized gains and losses on these securities (except those held by the Company's venture capital unit, Advanta Partners LP) are reported as a separate component of stockholders' equity and included in retained earnings. Changes in the fair value of Advanta Partners LP investments are reported in noninterest revenues as equity securities gains under fair value accounting.

3) Loan and lease receivables available for sale represent receivables currently on the balance sheet that the Company generally intends to sell or securitize within the next six months. These receivables are reported at the lower of book or fair market value.

4) Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:

                                             June 30,      December 31,
                                               1995            1994
     Gross loan and lease receivables      $1,867,799      $1,964,444

     Add: Deferred origination costs,
          net of deferred fees                 62,504          56,627

     Less: Reserve for credit losses          (39,775)        (41,617)

     Loan and lease receivables, net       $1,890,528      $1,979,454

     Number of Accounts:
      Credit cards                            549,980         337,662
      Other loans and leases                    9,763          14,034
      Total                                   559,743         351,696

     Receivables and accounts serviced for others consisted of the following:
                                     June 30,       December 31,
                                       1995            1994
      Receivables:
       Credit cards                $5,915,084       $4,808,257
       Mortgage loans               1,348,134        1,203,226
       Leases                         239,608          179,310
       Total                       $7,502,826       $6,190,793

      Number of Accounts:
       Credit cards                 3,657,952        3,490,354
       Mortgage loans                  26,311           24,668
       Leases                          49,745           35,537
       Total                        3,734,008        3,550,559


5) The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease as an adjustment to interest income. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements were $36.3 million and $25.4 million in the first six months of 1995 and 1994, respectively.

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

6) The following table shows the changes in the reserve for credit losses for the periods presented:

                                   Six Months Ended        Year Ended
                                       June 30,            December 31,
                                         1995                  1994
      Balance, beginning of period    $ 41,617              $ 31,227

         Current provision              17,508                34,198

         Transfer of recourse
          reserves to on-balance
          sheet reserves                     0                11,485

         Net charge-offs               (19,350)              (35,293)

      Balance, end of period          $ 39,775              $ 41,617


7) At June 30, 1995 and December 31, 1994, the Company had $164.9 million and $144.5 million, respectively, of amounts due from credit card securitizations. These amounts include excess servicing, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established. A portion of these amounts is subject to liens held by the providers of credit enhancement facilities for the respective securitizations.

8) Selected Balance Sheet Information

     Other Assets
                                          June 30,     December 31,
                                            1995          1994
    Excess mortgage servicing rights     $ 82,745       $ 73,223
    Accrued interest receivable            42,848         39,353
    Prepaid assets                         34,228         28,516
    Investments in operating leases        11,791         13,123
    Deferred costs                          9,962          9,500
    Excess servicing - leasing              8,373          5,949
    Due from trustees - mortgage            7,812          6,295
    Current and deferred federal
     income taxes                           9,102         18,658
    Goodwill                                5,140          5,318
    Other real estate owned                 3,982          4,564
    Due from trustees - leasing             2,490          2,010
    Other                                  36,519         34,016
    Total other assets                   $254,992       $240,525


     Other Liabilities
                                          June 30,     December 31,
                                            1995          1994
  Deferred fees and other reserves       $ 36,033       $ 42,855
  Accounts payable and accrued
      expenses                             27,540         31,380
  Accrued interest payable                 23,855         10,640
  Current and deferred state income
      taxes                                 9,306          6,813
  Other                                    17,538         17,184
  Total other liabilities                $114,272       $108,872


9) Income tax expense reflects an effective tax rate of approximately 35.0% and 35.7%, for the three and six month periods ended June 30, 1995, compared to 36.6% and 36.4% for the comparable 1994 periods. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

   Income tax expense consisted of the following components:

                        Three Months Ended        Six Months Ended
                             June 30,                 June 30,
                           1995       1994          1995       1994
   Current:
    Federal              $17,518     $18,212      $32,087     $30,476
    State                    392       2,224        3,518       4,496
   Total current          17,910      20,436       35,605      34,972

   Deferred:
    Federal                 (623)     (5,205)        (529)     (6,224)
    State                    694        (375)         575         250
   Total deferred             71      (5,580)          46      (5,974)

   Total tax expense     $17,981     $14,856      $35,651     $28,998

   The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                          Three Months Ended        Six Months Ended
                               June 30,                 June 30,
                            1995        1994         1995       1994
     Statutory federal
      income tax          $17,983     $14,228      $34,942     $27,901
     State income taxes       706       1,202        2,660       3,085
     Tax-free income         (315)       (241)        (594)       (569)
     Other                   (393)       (333)      (1,357)     (1,419)

     Consolidated tax
      expense             $17,981     $14,856      $35,651     $28,998


   The net deferred tax asset is comprised of the following:

                                   June 30,       December 31,
                                     1995             1994
   Deferred taxes:

     Gross assets                 $ 73,641          $ 78,602

     Gross liabilities             (56,315)          (52,344)

   Total deferred taxes           $ 17,326          $ 26,258


   The Company did not record any valuation allowances against deferred tax assets at June 30, 1995 and December 31, 1994.

   The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                      June 30,        December 31,
                                       1995               1994

     SFAS 91                         $(22,204)         $(20,034)
     Loan losses                       17,540            14,965
     Mortgage banking income           10,702            10,174
     Securitization income            (30,977)          (28,949)
     Leasing income                    33,933            42,473
     Insurance underwriting            (3,134)           (3,361)
     Deferred compensation              1,902             1,388
     Mark to market adjustment          1,556             3,021
     Change in accounting method        1,109             1,008
     Other                              6,899             5,573
     Net deferred tax asset          $ 17,326          $ 26,258

10) The Company has adopted several management incentive plans designed to provide incentives to participating employees to remain in the employ of the Company and devote themselves to its success. Under these plans, certain eligible employees were required and others were given the opportunity to elect to take portions of their anticipated or "target" bonus payments for future years in the form of restricted shares of common stock.
    The restricted shares are subject to forfeiture should the employee terminate employment with the Company prior to vesting. The shares become unrestricted over time if certain performance criteria are met. At June 30, 1995, a total of 1,314,059 shares issued under these plans were subject to restrictions and were included in the number of shares outstanding. These shares are considered common stock equivalents in the calculation of earnings per common share.

    Deferred compensation of $22.8 million and $14.2 million related to these shares of restricted stock is reflected as a reduction of equity at June 30, 1995 and December 31, 1994, respectively.

11) In April 1994, the Company, through its subsidiary, Colonial National Bank USA ("Colonial National" or the "Bank"), reached an agreement with NationsBank of Delaware, N.A., to sell certain credit card customer relationships which at that time represented approximately $150 million of securitized credit card receivables (less than 4% of the Company's managed credit card receivables as of June 30, 1994). In the second quarter of 1994, the Company recorded an $18.4 million pretax gain on the sale related to the value associated with the customer relationships. In addition, the Company deferred a portion of the proceeds related to the excess spread of the receivables over the remaining life of the securitization trust, which terminated in the second quarter of 1995. These proceeds were recognized as securitization income over the related period. While the accounts related to these customer relationships were transferred to NationsBank upon termination of the securitization trust, these accounts were serviced by Colonial National at market rates until the systems conversion to NationsBank was completed, which occurred in July 1995.

12) The following table shows the calculation of earnings per common share:

                             Three Months Ended        Six Months Ended
                                  June 30,                 June 30,
                               1995       1994          1995       1994
 Net income                 $33,400    $25,757       $64,183    $50,681
 less: preferred dividends        0          0          (141)      (141)

 Net income available
   to common shares         $33,400    $25,757       $64,042    $50,540

 Average common
   stock outstanding         39,676     38,863        39,585     38,759
 Common stock equivalents     2,096      2,310         2,009      2,198

 Weighted average
   common shares
   outstanding
   (in thousands)            41,772     41,173        41,594     40,957

 Earnings per common
   share                    $   .80    $   .63       $  1.54    $  1.23

                    ADVANTA CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Net income for the three months ended June 30, 1995 was $33.4 million, a $7.6 million or 30% increase from the $25.8 million reported for the second quarter of 1994. Earnings per share for the second quarter of 1995 were $.80, a 27% increase from $.63 per share for the same period last year.

Earnings increased in the second quarter of 1995 primarily as a result of a 57% increase in average managed receivables, partially offset by an approximate 14% contraction in the managed net interest margin, reflecting the Company's growth strategy of utilizing low introductory rate pricing on credit cards. Earnings also reflected continuing strong credit quality with the total managed charge-off rate decreasing to 2.1% for the second quarter of 1995 from 2.5% for the second quarter of 1994. The Company continues to securitize a majority of its receivables and report the performance of the securitized receivables as noninterest revenues. Noninterest revenues increased $23.3 million, or 22%, to $130.8 million in the second quarter of 1995 from $107.5 million in the comparable 1994 period. This increase was due to the 68% increase in average securitized receivables, which outweighed the $18.4 million gain on the sale of credit card customer relationships recorded in the second quarter of 1994. The operating expense ratio decreased to 3.0% of average managed receivables in the second quarter of 1995, compared to 4.3% in the second quarter of 1994. The Company made additional investments in marketing and developmental initiatives during last year's second quarter.

For the six months ended June 30, 1995, net income was $64.2 million, a 27% increase over the $50.7 million for the comparable year earlier period. Earnings per share for the six months ended June 30, 1995 increased 25% to $1.54 from $1.23 for the comparable 1994 period.

NET INTEREST INCOME

Net interest income for the second quarter of 1995 decreased $4.8 million, or 27%, to $13.0 million from $17.8 million for the same period of 1994. This resulted from a decline in the owned net interest margin to 2.38% for the second quarter of 1995 from 3.85% for the second quarter of 1994, partially offset by a $392 million increase in average interest earning assets. The lower owned net interest margin resulted from a significant increase in the proportion of credit card receivables earning low introductory rates, reflecting the success of the Company's marketing campaigns. The credit cards earning introductory rates reprice upwards after an introductory period of up to one year. However, due to the substantial volume of new credit cards being originated in 1995, it is not anticipated that the net interest margin will widen in the last half of 1995. Furthermore, while a large number of credit cards will reprice upwards in the first quarter of 1996, most of the receivables on those credit cards will have been securitized. Consequently, the enhanced revenues on those receivables will be recorded primarily as increased noninterest revenues (securitization income) and will not affect the owned net interest margin, although it is expected that they will positively impact the managed net interest margin.


The following table provides an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three and six month periods ended June 30, 1995 and 1994. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

 INTEREST RATE ANALYSIS
                                                  Three Months Ended June 30,
                                          1995                                   1994
                               Average                  Yield/      Average                   Yield/
                               Balance (1)   Interest    Rate       Balance (1)    Interest    Rate
  On-balance sheet
  Credit cards              $1,280,210       $ 31,246   9.76%      $1,099,843     $ 28,006    10.19%
  Mortgage loans               188,465          4,319   9.19          135,025        2,550     7.57
  Leases                        89,538          2,785  12.44           52,894        1,909    14.43
  Other loans                    5,096             92   7.24            3,772           68     7.23
  Gross receivables          1,563,309         38,442   9.84        1,291,534       32,533    10.08
  Investments (2)              741,625         10,917   5.89          621,424        7,463     4.80
  Total interest earning
   assets                   $2,304,934       $ 49,359   8.57%      $1,912,958     $ 39,996     8.37%

  Interest-bearing
   liabilities              $2,182,913       $ 35,571   6.47%      $1,747,315     $ 21,580     4.87%

  Net interest spread                                   2.10%                                  3.50%
  Net interest margin                                   2.38%                                  3.85%

  Off-balance sheet
  Credit cards              $5,752,617                             $3,118,461
  Mortgage loans             1,300,537                              1,073,957
  Leases                       213,475                                135,160
  Total average
   securitized receivables  $7,266,629                             $4,327,578
  Total average managed
   receivables              $8,829,938                             $5,619,112

  Managed Net Interest
  Analysis (3):
  Interest earning assets   $8,057,551       $251,006  12.46%      $5,031,419     $151,233    12.03%
  Interest-bearing
   liabilities              $7,935,530       $130,723   6.58%      $4,865,776     $ 63,898     5.23%

    Net interest spread                                 5.88%                                  6.80%
    Net interest margin                                 5.96%                                  6.95%

  (1) Includes assets held and available for sale and nonaccrual loans and leases.
  (2) Interest and average rate for tax-free securities computed on a tax equivalent basis using a statutory rate of 35%.
  (3) Combination of owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

 INTEREST RATE ANALYSIS
                                                  Six Months Ended June 30,
                                          1995                                   1994
                               Average                  Yield/      Average                   Yield/
                               Balance (1)   Interest    Rate       Balance (1)    Interest    Rate
  On-balance sheet
  Credit cards              $1,399,131       $ 74,135   10.60%    $1,115,658      $ 58,210  10.44%
  Mortgage loans               162,497          7,240    8.98        127,038         5,361   8.51
  Leases                        88,203          5,854   13.27         49,453         3,652  14.77
  Other loans                    5,115            180    7.10          3,707           135   7.34
  Gross receivables          1,654,946         87,409   10.57      1,295,856        67,358  10.41
  Investments (2)              755,738         22,206    5.90        602,759        13,912   4.63
  Total interest earning
   assets                   $2,410,684       $109,615    9.11%    $1,898,615      $ 81,270   8.57%

  Interest-bearing
   liabilities              $2,308,170       $ 73,681    6.36%    $1,747,496      $ 42,335   4.83%

  Net interest spread                                    2.75%                               3.74%
  Net interest margin                                    2.95%                               4.07%

  Off-balance sheet
  Credit cards              $5,466,776                            $2,954,347
  Mortgage loans             1,260,784                             1,057,728
  Leases                       201,523                               129,219
  Total average
   securitized receivables  $6,929,083                            $4,141,294
  Total average managed
   receivables              $8,584,029                            $5,437,150

  Managed Net Interest
  Analysis (3):
  Interest earning assets   $7,877,460       $489,559   12.43%    $4,852,962      $292,669  12.06%
  Interest-bearing
   liabilities              $7,774,946       $254,679    6.54%    $4,701,843      $118,883   5.05%

    Net interest spread                                  5.89%                               7.01%
    Net interest margin                                  5.95%                               7.15%

  (1) Includes assets held and available for sale and nonaccrual loans and leases.
  (2) Interest and average rate for tax-free securities computed on a tax equivalent basis using a statutory rate of 35%.
  (3) Combination of owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

MANAGED PORTFOLIO DATA

The following table provides selected information on a managed basis, as well as a summary of the effects of credit card securitizations on selected line items of the Company's consolidated income statements as of and for the six months ended June 30, 1995 and 1994.

                                             Six Months Ended
                                                  June 30,
                                          1995            1994
    Balance sheet data:
    Average managed receivables      $ 8,584,029     $ 5,437,150
    Managed receivables                9,370,626       5,933,121
    Total managed assets              10,560,924       6,795,223
    Managed net interest margin
     (on a fully tax equivalent basis)      5.95%           7.15%
    As a percentage of gross managed
     receivables:
      Total loans 30 days or more
       delinquent                            2.7%            2.9%
      Net charge-offs                        2.1%            2.5%
    Effects of credit card
     securitizations on:
      Net interest income            $  (198,947)    $  (134,851)
      Provision for credit losses         65,632          44,788

With respect to the above information on the effects of credit card securitizations, net interest income represents the amount by which net interest income would have been higher had the securitized receivables remained on the balance sheet. In addition, provision for credit losses represents the amount by which the provision for credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses been equal to charge-offs. Both effects on net interest income and the provision for credit losses described above are netted and included in other noninterest revenues in the Consolidated Condensed Income Statements.


PROVISION FOR CREDIT LOSSES

The provision for credit losses for the second quarter of 1995 totalled $8.6 million compared to $15.4 million for the comparable period of 1994. The Company provided approximately $10 million of additional general reserves during the second quarter of 1994. Excluding this addition to general reserves, the provision increased $3.2 million primarily due to the Company's desire to maintain a targeted level of reserve coverage of impaired assets on credit cards. For the six month period ended June 30, 1995, the provision for credit losses was $17.5 million compared to $22.3 million for the six months of 1994. The owned impaired asset level was $36.1 million or 1.9% of receivables at June 30, 1995 compared to $48.7 million or 3.7% of receivables a year ago. The higher 1994 level was due to the repurchase of approximately $45 million of nonperforming mortgage loans from the securitization trusts during the first half of 1994. In connection with these repurchases, the Company also transferred $11 million of off-balance sheet recourse reserves to on-balance sheet reserves. These repurchases increased the owned impaired asset level while having no impact on either the level of managed impaired assets or the provision for credit losses (see also Asset Quality below). At June 30, 1995, approximately $16 million of the loans that had been repurchased during 1994 remained on the balance sheet as either nonperforming loans or other real estate owned.

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

The reserve for credit losses on a consolidated owned basis was $39.8 million or 2.1% of receivables at June 30, 1995 compared to $41.6 million or 2.1% of receivables at December 31, 1994 and $50.2 million or 3.8% of receivables at June 30, 1994. The consolidated reserve coverage of impaired assets was 110.2% at June 30, 1995 compared to 96.1% at year end 1994 and 103.1% at June 30, 1994.

On the total managed portfolio, impaired assets were $113.9 million or 1.2% of receivables at June 30, 1995, compared to $102.4 million or 1.3% of receivables at December 31, 1994 and $90.9 million or 1.5% of receivables at June 30, 1994. A key credit quality statistic, the 30 day and over delinquency rate on managed credit cards, was 2.0% at June 30, 1995, flat with the rate of a year ago.

On the total owned portfolio, impaired assets were $36.1 million or 1.9% of receivables at June 30, 1995, compared to $43.3 million or 2.2% of receivables and $48.7 million or 3.7% of receivables at December 31, 1994 and June 30, 1994, respectively.

The total managed charge-off rate for the six months of 1995 was 2.1%, down from 2.3% for the full year of 1994 and 2.5% for the six months of 1994. The charge-off rate on managed credit cards was 2.4% for the six months of 1995, down from 2.5% for the full year of 1994 and 2.7% for the comparable 1994 period. The charge-off rate on managed mortgage loans was 1.0% for the six months of 1995, down from 1.7% for the comparable 1994 period.

The charge-off rate on consolidated owned receivables was 2.3% of average receivables for the six months of 1995, compared to 2.6% for the full year of 1994 and 2.3% for the year ago period. The charge-off rate on owned credit cards was 2.2% for the six months of 1995, up from 1.9% for the full year of 1994 and 2.0% for the comparable 1994 period.

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.

                                            June    December     June
                                             30,       31,        30,
CONSOLIDATED - MANAGED                      1995      1994       1994
Nonperforming assets                     $ 66,489  $ 61,587  $ 63,062
Accruing loans past due 90 days or more    47,365    40,837    27,831
Impaired assets                           113,854   102,424    90,893
Total loans 30 days or more delinquent    248,358   220,390   173,725
As a percentage of gross receivables:
 Nonperforming assets                          .7%       .8%      1.1%
 Accruing loans past due 90 days or more       .5        .5        .5
 Impaired assets                              1.2       1.3       1.5
 Total loans 30 days or more delinquent       2.7       2.7       2.9
Net charge-offs:
 Amount                                  $ 90,496  $139,676  $ 67,836
 As a percentage of average gross
  receivables (annualized)                    2.1%      2.3%      2.5%
CREDIT CARDS - MANAGED
 Nonperforming assets                    $ 18,052  $ 14,227  $ 13,885
 Accruing loans past due 90 days or
 more                                      47,206    40,721    27,793
 Impaired assets                           65,258    54,948    41,678
 Total loans 30 days or more              152,441   133,121    89,306
  delinquent
 As a percentage of gross receivables:
  Nonperforming assets                         .2%       .2%       .3%
  Accruing loans past due 90 days or           .6        .6        .6
  more
  Impaired assets                              .9        .8        .9
  Total loans 30 days or more                 2.0       2.0       2.0
  delinquent
 Net charge-offs:
  Amount                                 $ 80,959  $115,218  $ 55,862
  As a percentage of average gross
  receivables (annualized)                    2.4%      2.5%      2.7%
MORTGAGE LOANS - MANAGED
 Nonperforming assets                    $ 45,881  $ 44,678  $ 47,396
 Total loans 30 days or more delinquent    73,945    65,966    69,086
  As a percentage of gross receivables:
  Nonperforming assets                        3.0%      3.3%      3.9%
  Total loans 30 days or more                 4.8       4.9       5.6
    delinquent
 Net charge-offs:
  Amount                                 $  6,895  $ 20,709  $ 10,366
  As a percentage of average gross
  receivables(annualized)                     1.0%      1.7%      1.7%
LEASES - MANAGED
 Nonperforming assets                    $  2,556  $  2,682  $  1,771
 Total loans 30 days or more               21,538    20,972    15,239
  delinquent
 As a percentage of receivables:
  Nonperforming assets                         .8%      1.0%       .9%
 Total loans 30 days or more delinquent       6.8       7.9       7.6
  Net charge-offs:
  Amount                                 $  2,651  $  3,747  $  1,625
  As a percentage of average
  receivables (annualized)                    1.8%      2.0%      1.8%

                                            June   December     June
                                             30,       31,       30,
CONSOLIDATED - OWNED                        1995      1994      1994
 Reserve for credit losses                $39,775   $41,617    $50,222
 Nonperforming assets                      26,312    31,949     41,783
 Accruing loans past due 90 days or more    9,767    11,354      6,907
 Impaired assets                           36,079    43,303     48,690
 Reserve as a percentage of impaired
  assets                                    110.2%     96.1%     103.1%
  As a percentage of gross receivables:
  Reserve                                     2.1%      2.1%       3.8%
  Nonperforming assets                        1.4       1.6        3.1
  Accruing loans past due 90 days or more      .5        .6         .5
   Impaired assets                            1.9       2.2        3.7
 Net charge-offs:
  Amount                                  $19,350   $35,293    $14,603
  As a percentage of average gross
   receivables (annualized)                   2.3%      2.6%       2.3%
CREDIT CARDS - OWNED
 Reserve for credit losses                $24,906   $27,486    $18,125
 Nonperforming assets                       3,684     3,502      2,875
 Accruing loans past due 90 days or more    9,608    11,238      6,869
 Impaired assets                           13,292    14,740      9,744
 Reserve as a percentage of impaired        187.4%    186.5%     186.0%
  assets
 As a percentage of gross receivables:
  Reserve                                     1.6%      1.6%       1.6%
  Nonperforming assets                         .2        .2         .2
  Accruing loans past due 90 days or more      .6        .6         .6
   Impaired assets                             .8        .9         .8
 Net charge-offs:
  Amount                                  $15,327   $22,688    $11,074
  As a percentage of average gross
   receivables (annualized)                   2.2%      1.9%       2.0%
MORTGAGE LOANS - OWNED (1)
 Reserve for credit losses                $ 2,275   $ 5,164    $11,953
 Nonperforming assets                      21,825    27,379     38,453
 Reserve as a percentage of impaired         10.4%     18.9%      31.1%
  assets
 As a percentage of gross receivables:
  Reserve                                     1.1%      3.6%      10.6%
  Nonperforming assets                       11.0      19.2       34.1
 Net charge-offs:
  Amount                                  $ 3,363   $11,689    $ 3,145
  As a percentage of average gross
   receivables(annualized)                    4.1%      9.7%       5.0%
LEASES - OWNED
 Reserve for credit losses                $   995   $ 1,076    $ 1,385
 Nonperforming assets                         803     1,068        445
 Reserve as a percentage of impaired        123.9%    100.7%     311.2%
  assets
 As a percentage of receivables:
  Reserve                                     1.3%      1.2%       2.4%
  Nonperforming assets                        1.0       1.2         .8
 Net charge-offs:
  Amount                                  $   669   $   914    $   401
  As a percentage of average receivables
   (annualized)                               1.5%      1.5%       1.6%

(1) Beginning March 1994, the Company initiated a program for repurchasing nonperforming assets from the securitized portfolios (see "Provision for Credit Losses").

NONINTEREST REVENUES

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                1995       1994       1995        1994
Gain on sale of credit
 cards                      $      0   $ 18,352   $      0    $ 18,352
Other noninterest revenues:
 Credit card securitization
  income                      45,666     36,247     86,735      68,921
 Credit card servicing
  income                      27,927     15,336     52,799      29,136
 Credit card interchange
  income                      22,052     16,569     41,550      30,575
 Income from mortgage
  banking activities          11,929      8,587     22,147      16,792
 Leasing revenues, net         8,301      5,787     17,895      10,380
 Insurance revenues, net       6,117      3,056     12,275       5,966
 Equity securities gain        3,803          0      3,803           0
 Other                         5,054      3,572      7,868       7,164
Total other noninterest
 revenues                   $130,849    $89,154   $245,072    $168,934

Total noninterest revenues  $130,849   $107,506   $245,072    $187,286

For the second quarter of 1995, noninterest revenues increased 22% to $130.8 million from $107.5 million for the same period of 1994. Included in the second quarter of 1994 was an $18.4 million gain on the sale of $150 million of credit card customer relationships (See Note 11). Total other noninterest revenues rose $41.7 million or 47% from $89.2 million in the second quarter of 1994. Credit card securitization income increased $9.4 million or 26% to $45.7 million as a result of an 84% increase in average securitized credit card receivables partially offset by contraction in the net interest margin. For the 1994 periods, securitized interchange income has been reclassified from credit card securitization income to credit card interchange income. Credit card interchange income, which represents approximately 1.4% of credit card purchases, increased $5.5 million to $22.1 million. Credit card servicing income increased $12.6 million due to higher securitized balances. Leasing revenues, net, increased $2.5 million to $8.3 million primarily due to a 58% growth in average securitized lease receivables from the comparable quarter of 1994. Insurance revenues, net, were $6.1 million for the second quarter of 1995, up from $3.1 million for last year's second quarter. This growth is attributed to the successful marketing of insurance products in the credit card, mortgage and leasing businesses. The $3.8 million equity securities gain in 1995 related to an equity investment, held by the Company's venture capital unit, Advanta Partners LP, in a corporation whose initial public offering occurred during the second quarter of 1995.

For the six month period ended June 30, 1995 noninterest revenues rose to $245.1 million from $187.3 million for the comparable 1994 period, a 31% increase. This improvement resulted primarily from an 85% growth in average securitized credit card receivables and a 56% growth in average securitized lease receivables partially offset by 1994's gain on sale of the credit card customer relationships.

OPERATING EXPENSES
                              Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                1995       1994       1995        1994
 Amortization of credit card
  deferred origination costs,
  net                         $16,717    $ 9,202   $ 32,118    $ 14,647

 Other operating expenses:
  Salaries and employee
   benefits                    27,074     21,460     51,062      42,023
  Marketing                     6,665     11,976     14,283      18,360
  External processing           6,552      5,349     12,279      10,006
  Credit card fraud losses      4,464      4,737      8,526       8,244
  Postage                       4,339      3,052      8,730       5,753
  Professional fees             3,293      1,824      5,565       3,576
  Equipment expense             2,953      2,291      5,707       4,346
  Telephone expense             2,499      1,804      5,354       3,597
  Credit and collection
   expense                      2,332      1,769      4,476       3,435
  Occupancy expense             2,249      2,076      4,265       3,863
  Other                         4,734      3,684      9,647       5,184
  Total other operating
   expenses                   $67,154    $60,022   $129,894    $108,387

 Total operating expenses     $83,871    $69,224   $162,012    $123,034

The amortization of credit card deferred origination costs, net, increased from $9.2 million for the second quarter of 1994 to $16.7 million for the second quarter of 1995. This increase resulted primarily from amortization related to the $66 million of credit card origination costs that have been deferred since the second quarter of 1994. Costs incurred for credit card originations initiated after May 1993 are being amortized over 12 months, rather than pursuant to the previous policy of 60 months. Total other operating expenses of $67.2 million for the three months ended June 30, 1995 increased 12% from $60.0 million for the same period of 1994. Other operating expenses as a percentage of average managed receivables were 3.0% for the second quarter of 1995, down from 4.3% in the comparable 1994 period. The increase in total other operating expenses is attributable, in part, to a 24% increase in the number of employees from 1,693 at June 30, 1994 to 2,094 at June 30, 1995 to effectively service the current and anticipated account growth. Other expenses, including external processing, postage and telephone expense showed increases consistent with the increase in the number of credit card accounts managed. Marketing expenses, however, were lower in 1995 due to additional investments in marketing and developmental initiatives the Company made in the second quarter of 1994.

For the first six months of 1995, total operating expenses increased 32% to $162.0 million from $123.0 million for the same 1994 period. Average managed receivables grew 58% over the same period of time. Other operating expenses as a percentage of average managed receivables were 3.0% for the six months ended June 30, 1995, down from 4.0% for the six months ended June 30, 1994.

As a result of continued investments in developmental initiatives, the Company entered into a joint venture agreement with The Royal Bank of Scotland ("RBS"), for the purpose of issuing credit cards in the United Kingdom. This new company, RBS Advanta, anticipates the issuance of bankcards to commence by the end of 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, both long- and short-term, through active management of both assets and liabilities. During the first six months of 1995, the Company, through its subsidiaries, securitized $1.3 billion of credit card receivables, $250 million of mortgage loans and $88 million of equipment lease receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future credit card, mortgage and lease receivable growth. At June 30, 1995, the Company had approximately $661 million of loan and lease receivables and $303 million of investments available for sale which could be sold to generate additional liquidity.

The debt securities of Advanta Corp. achieved investment-grade ratings from the nationally recognized rating agencies in 1993. These ratings have allowed the Company to further diversify its funding sources. As a result, in 1994 the Company obtained revolving credit facilities totaling $255 million from a consortium of banks and $200 million in money market bid lines. In the second quarter of 1995, the Company's revolving credit facilities were consolidated into one facility and doubled in size to $510 million. The Company may also sell up to $325 million of medium-term notes as needed.

In April 1994, the Company, through its subsidiary, Colonial National Bank USA, reached an agreement with NationsBank of Delaware, N.A., to sell certain credit card customer relationships which at that time represented approximately $150 million of securitized credit card receivables (less than 4% of the Company's managed credit card receivables as of June 30,
1994). While the accounts related to these customer relationships were transferred to NationsBank upon termination of the securitization trust in the second quarter of 1995, these accounts were serviced by Colonial National at market rates until the systems conversion to NationsBank was completed, which occurred in July 1995.

Subsequent to quarter end, the Company securitized $600 million of credit card receivables, generating additional funding for future asset growth, and a $500 million universal shelf registration statement filed by the Company with the Securities and Exchange Commission became effective. On August 1, 1995, the Company announced a planned offering, under the universal shelf, of depositary shares representing interests in a new series of convertible Class B preferred stock, which preferred stock will be mandatorily convertible into shares of the Company's Class B common stock.

INTEREST RATE SENSITIVITY

Interest rate sensitivity refers to net interest income variability resulting from mismatches between asset and liability indices (basis risk) and the effects which these changes in market interest rates have on asset and liability maturity mismatches (gap risk).

The Company attempts to minimize the impact of market interest rate fluctuations on net interest income and net income by regularly evaluating the risk inherent in its asset and liability structure, including securitized assets. This risk arises from continuous changes in the Company's asset/liability mix, market interest rates, the yield curve, prepayment trends and the timing of cash flows. Computer simulations are used to evaluate net interest income volatility under varying rate, spread and volume projections over monthly time periods of up to two years. Beginning in the first quarter of 1995, the Company's credit card marketing efforts were weighted heavily towards variable rate cards priced at a spread over LIBOR rather than a spread over the prime rate. The Company believes that this shift will prospectively reduce the basis risk to which the Company has been subject as the result of maintaining credit card portfolios indexed to the prime rate while funding certain on-balance sheet liabilities and securitizing a majority of the credit card receivables at a spread over LIBOR.

In managing its interest rate sensitivity position, the Company periodically securitizes, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and short-term investment position, and uses derivative financial instruments. Derivative financial instruments are used for the express purpose of managing exposure to changes in interest rates and, by policy, are not used for any speculative purposes (see discussion under "Derivatives Activities"). The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the variable rate pricing dynamics of the underlying receivables sold to the trusts. Variable rate funding is also used on the balance sheet as well, in support of unsecuritized receivables which carry variable rates. Although credit card receivable rates are generally set at a spread over the prime rate, they often contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In addition, the Company at times offers fixed rate pricing to consumers for the introductory rate period of its credit cards. In instances when a significant portion of credit card receivables are at fixed rates or their contractual floors, the Company may convert part of the underlying funding to a fixed rate by using interest rate hedges, swaps and fixed rate securitizations. In pricing mortgage and lease securitizations, both fixed rate and variable rate funding are used depending upon the characteristics of the underlying receivables.

Additionally, basis risk exists in on-balance sheet funding as well as securitizing credit card receivables at a spread over LIBOR when the rate on the underlying assets is indexed to the prime rate. The underlying liability or coupon on a securitization is often indexed to LIBOR, and LIBOR does not perfectly correlate to movements in the prime rate. The Company measures the basis risk resulting from potential variability in the spread between prime and LIBOR and incorporates such risk into the asset and liability management process. During 1994, $425 million in prime-LIBOR corridors were executed in order to provide protection against narrowing of these spreads. During the first six months of 1995 there were no additional prime-LIBOR corridors executed.

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

DERIVATIVES ACTIVITIES

The Company utilizes derivative financial instruments for the purpose of managing its interest rate and foreign currency exposure. The Company has a number of mechanisms in place that enable it to monitor and control both market and credit risk from these derivatives activities. At the broader level, all derivatives strategies are managed under the hedging policy approved by the Board of Directors that details the use of such derivatives and the individuals authorized to execute derivatives transactions. All derivatives strategies must be approved by the Company's senior management (President, Chief Financial Officer and Treasurer).

As part of this approval process, a market risk analysis is completed to determine the potential impact on the Company from severe negative (stressed) movements in the market. By policy, derivatives transactions may only be used to manage the Company's exposure to interest rate and foreign currency risk and may not be used for speculative purposes. As such, the impact of any derivatives transaction is calculated using the Company's asset/liability model to determine its suitability.

Procedures and processes are in place to provide reasonable assurance that prior to and after the execution of any derivatives strategy, market, credit and liquidity risks are fully analyzed and incorporated into the Company's asset/liability and risk measurement models and the proper accounting treatment for the transaction is identified.

As of June 30, 1995 and December 31, 1994, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such. For the six months ended June 30, 1995 and the year ended December 31, 1994, there were no derivatives contracts terminated prior to scheduled maturity.

The following table summarizes by notional amounts the Company's derivative instruments:

                              June 30,       December 31,
                                1995             1994
 Interest rate swaps        $  782,735        $  459,735
 Interest rate options:
  Caps written               1,180,000         1,100,000
  Caps purchased               190,000           110,000
  Corridors                    425,000           425,000
 Forward contracts              89,497            39,000
 Total notional amount      $2,667,232        $2,133,735

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

                        PART II - OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K.

      (a)(1) A report on Form 8-K, dated June 28, 1995, was filed by the Company describing litigation commenced against the Company's subsidiary, Colonial National Bank USA, over the exportation of certain credit card fees from Delaware into Pennsylvania. The Company does not consider this litigation to be material. No financial statements were filed with the report.


      (a)(2) A report on Form 8-K, dated July 20, 1995, was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ended June 30, 1995. A Financial Data Schedule was included as an exhibit in this Form 8-K.

      (a)(3) A report on Form 8-K, dated August 3, 1995, was filed by the Company to report that the Board of Directors had elected Alex "Pete" Hart as the Company's new Chief Executive Officer. Dennis Alter, who has served as Chief Executive Officer since 1972, will remain as Chairman of the Board of the Company. No financial statements were filed with the report.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Advanta Corp.

                                             (Registrant)


    August 11, 1995                  By  /s/Gene S. Schneyer
                                         Vice President,
                                         Secretary & General Counsel

    August 11, 1995                  By  /s/John J. Calamari
                                         Vice President, Finance and
                                         Principal Accounting Officer

                               EXHIBIT INDEX


    Exhibit                        Description

        2                          Inapplicable.

        4                          Inapplicable.

       11                          Inapplicable.

       15                          Inapplicable.

       18                          Inapplicable.

       19                          Inapplicable

       22                          Inapplicable.

       23                          Inapplicable.

       24                          Inapplicable.

       27 Incorporated by reference to Exhibit 27 to the Company's Report on Form 8-K filed July 20, 1995.

       99                          Inapplicable.