Form 10-Q
period 1995-09-30
ADVANTA CORP
filed 1995-11-13
CIK 96638

Form 10Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995 or

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

         Class A                      Outstanding at November 1, 1995
Common Stock, $.01 par value              17,477,272 shares
         Class B                      Outstanding at November 1, 1995
Common Stock, $.01 par value              23,977,263 shares

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

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in thousands)

                                          September 30,      December 31,
                                               1995              1994
ASSETS                                     (Unaudited)
Cash                                        $   43,723       $  43,706
Federal funds sold and interest-bearing
 deposits with banks                           591,890         352,902
Investments available for sale                 445,650         318,759
Loan and lease receivables, net:
 Available for sale                            570,311         573,076
 Other loan and lease receivables, net       1,173,645       1,406,378
Total loan and lease receivables, net        1,743,956       1,979,454
Premises and equipment, net                     36,832          33,219
Amounts due from credit card
 securitizations                               170,554         144,483
Other assets                                   317,263         240,525

   Total assets                             $3,349,868      $3,113,048

LIABILITIES
Deposits                                    $1,461,036      $1,159,358
Debt and other borrowings                    1,103,711       1,403,128
Other liabilities                              149,910         108,872

   Total liabilities                         2,714,657       2,671,358

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par
 value: authorized, issued and
 outstanding -- 1,010 shares in 1995
 and 1994                                        1,010           1,010
Class B preferred stock, $.01 par
 value: authorized -- 1,000,000 shares;
 issued -- 25,000 shares in 1995                     0               0
Class A common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 17,474,272 shares in 1995
 and 17,347,468 in 1994                            175             173
Class B common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 23,911,887 in 1995 and
 23,131,498 in 1994                                239             231
Additional paid in capital, net                275,012         176,465
Retained earnings, net                         358,906         263,811
Less: Treasury stock at cost, 5,855
 Class B common shares in 1995                   (131)               0

   Total stockholders' equity                  635,211         441,690

   Total liabilities and stockholders'
    equity                                  $3,349,868      $3,113,048

See Notes to Consolidated Condensed Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED INCOME STATEMENTS
                 (In thousands, except per share data)


                              Three Months Ended     Nine Months Ended
                                September 30,          September 30,
                               1995       1994        1995       1994
                                 (Unaudited)           (Unaudited)
Interest income:
 Loans and leases            $ 44,218   $ 32,050    $130,787   $ 99,029
 Investments                   12,264      7,300      33,658     20,346
Total interest income          56,482     39,350     164,445    119,375

Interest expense:
 Deposits                      18,731     11,091      48,037     35,011
 Other debt                    22,791     11,528      67,166     29,943
Total interest expense         41,522     22,619     115,203     64,954

Net interest income            14,960     16,731      49,242     54,421

Provision for credit losses    10,603      5,750      28,111     28,013

Net interest income after
 provision for credit losses    4,357     10,981      21,131     26,408

Noninterest revenues:
 Gain on sale of credit cards       0          0           0     18,352
 Other noninterest revenues   136,221     97,202     381,293    266,136
Total noninterest revenues    136,221     97,202     381,293    284,488

Operating expenses:
 Amortization of credit card
  deferred origination
  costs, net                   19,283     12,717      51,401     27,364
 Other operating expenses      67,013     53,313     196,907    161,700
Total operating expenses       86,296     66,030     248,308    189,064

Income before income taxes     54,282     42,153     154,116    121,832

Provision for income taxes     19,368     15,386      55,019     44,384

Net income                   $ 34,914   $ 26,767    $ 99,097   $ 77,448

Earnings per common share    $    .81   $    .65    $   2.35   $   1.88

Weighted average common
 shares outstanding            43,133     41,192      42,125     41,095

See Notes to Consolidated Condensed Financial Statements

                        ADVANTA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands)
                                                      Nine Months Ended
                                                        September 30,
                                                      1995         1994
OPERATING ACTIVITIES                                     (Unaudited)
Net income                                        $ 99,097   $  77,448
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Proceeds from sales/securitizations of
   receivables                                   3,129,521   1,656,566
  Equity securities gain                            (3,844)          0
  Purchase of mortgage/lease portfolios           (202,014)   (129,900)
  Principal collected on mortgages                  21,240      17,352
  Mortgages made to customers                     (385,497)   (337,215)
  Depreciation and amortization of intangibles       7,665       5,712
  Provision for credit losses                       28,111      28,013
  Change in other assets and amounts due from
   credit card securitizations                     (79,585)    (22,940)
  Change in other liabilities                       53,963      28,899
  Gain on securitization of mortgages and leases   (28,821)    (20,013)
Net cash provided by operating activities        2,639,836   1,303,922
INVESTING ACTIVITIES
 Purchase of investments available for sale     (1,771,828) (1,560,723)
 Proceeds from sales of investments available
  for sale                                       1,217,497     662,896
 Proceeds from maturing investments available
  for sale                                         435,495     901,248
 Change in fed funds sold and interest-bearing
  deposits                                        (224,864)    (61,374)
 Change in credit card receivables, excluding   (2,228,764) (1,241,494)
 sales
 Change in premises and equipment                  (10,975)    (12,783)
 Excess of cash collections over income recognized
  on direct financing leases                        18,432      14,458
 Equipment purchased for direct financing lease
  contracts                                       (170,247)   (111,399)
 Net change in other loans                          (1,825)         (3)
Net cash used by investing activities           (2,737,079) (1,409,174)

FINANCING ACTIVITIES
 Change in demand and savings deposits             (39,428)     68,431
 Proceeds from deposits sold                        30,018           0
 Proceeds from sales of time deposits              798,227     290,799
 Payments for maturing time deposits              (487,139)   (598,530)
 Change in repurchase agreements/other borrowings (330,455)    164,450
 Proceeds from issuance of subordinated debt        35,206      22,027
 Payments on redemption of subordinated debt       (43,098)    (44,051)
 Proceeds from issuance of medium-term notes       185,039     217,774
 Proceeds from issuance of notes payable           416,006       2,300
 Repayment of notes payable                       (550,983)     (9,787)
 Proceeds from issuance of stock                    93,228       3,836
 Cash dividends paid                                (9,361)     (6,867)
Net cash provided by financing activities           97,260     110,382
Net increase in cash                                    17       5,130
Cash at beginning of period                         43,706      31,162
Cash at end of period                            $  43,723   $  36,292

       See Notes to Consolidated Condensed Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Dollars in thousands)

                          September 30, 1995

1) In the opinion of management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Advanta Corp. and Subsidiaries as of September 30, 1995 and December 31, 1994, the results of their operations for the three and nine month periods ended September 30, 1995 and 1994, and their cash flows for the nine month periods ended September 30, 1995 and 1994. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with current year classifications. With respect to operating expenses, the Company is including the amortization of credit card deferred origination costs, net of deferred fees, in operating expenses rather than as a component of interest income as these net costs are linked to the privilege period of the cards and not to the credit card receivables.

2) Investments available for sale include securities that the Company sells from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at market value. Unrealized gains and losses on these securities (except those held by the Company's venture capital unit, Advanta Partners LP) are reported as a separate component of stockholders' equity and included in retained earnings. Changes in the fair value of Advanta Partners LP investments are reported in noninterest revenues as equity securities gains or losses.

3) Loan and lease receivables available for sale represent receivables currently on the balance sheet that the Company generally intends to sell or securitize within the next six months. These receivables are reported at the lower of book or fair market value.

4) Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:

                                           September 30,    December 31,
                                               1995            1994

     Gross loan and lease receivables      $1,722,437      $1,964,444

     Add: Deferred origination costs,
          net of deferred fees                 61,779          56,627

     Less: Reserve for credit losses          (40,260)        (41,617)

     Loan and lease receivables, net       $1,743,956      $1,979,454

     Number of Accounts:
      Credit cards                            311,638         337,662
      Other loans and leases                   10,117          14,034
      Total                                   321,755         351,696

     Receivables and accounts serviced for others consisted of the following:
                                  September 30,     December 31,
                                     1995              1994
      Receivables:
       Credit cards                $6,828,152       $4,808,257
       Mortgage loans               1,501,649        1,203,226
       Leases                         258,445          179,310
       Total                       $8,588,246       $6,190,793

      Number of Accounts:
       Credit cards                 4,045,623        3,490,354
       Mortgage loans                  28,109           24,668
       Leases                          54,623           35,537
       Total                        4,128,355        3,550,559


5) The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease as an adjustment to interest income. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements were $49.4 million and $35.2 million in the first nine months of 1995 and 1994, respectively.

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

    The Company records excess servicing income on credit card securitizations representing additional cash flow from the receivables initially sold based on the repayment term, including prepayments. Prior to the EITF Issue 93-1 consensus, net gains were not recorded at the time each transaction was completed as excess servicing income was offset by the write-off of deferred origination costs and the establishment of recourse reserves. Subsequent to the prospective adoption discussed above, excess servicing income has been recorded at a lower level at the time of each transaction, and is predominantly offset by the establishment of recourse reserves. The lower level of excess servicing income corresponds with the discontinuance of deferred origination cost write-offs upon securitization of receivables. During the "revolving period" of each securitization, income is recorded based on additional cash flows from the new receivables which are sold to the securitization trust on a continual basis to replenish the investors' interest in trust receivables which have been repaid by the credit cardholders.

6) The following table shows the changes in the reserve for credit losses for the periods presented:

                                   Nine Months Ended       Year Ended
                                     September 30,         December 31,
                                             1995                1994

      Balance, beginning of period     $ 41,617              $ 31,227

         Current provision               28,111                34,198

         Transfer of recourse
          reserves to on-balance
          sheet reserves                  1,100                11,485

         Net charge-offs                (30,568)              (35,293)

      Balance, end of period           $ 40,260              $ 41,617


7) At September 30, 1995 and December 31, 1994, the Company had $170.6 million and $144.5 million, respectively, of amounts due from credit card securitizations. These amounts include excess servicing, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established. A portion of these amounts is subject to liens held by the providers of credit enhancement facilities for the respective securitizations.

8) Selected Balance Sheet Information

     Other Assets                        September 30,   December 31,
                                             1995           1994
    Excess mortgage servicing rights     $ 95,397       $ 73,223
    Prepaid assets                         70,167         33,895
    Accrued interest receivable            48,254         39,353
    Investments in operating leases        11,124         13,123
    Deferred costs                         11,035          9,500
    Excess servicing - leasing              9,102          5,949
    Due from trustees - mortgage            8,394          6,295
    Goodwill                                5,062          5,318
    Other real estate owned                 4,294          4,564
    Current and deferred federal
     income taxes                               0         18,658
    Due from trustees - leasing             2,580          2,010
    Other                                  51,854         28,637
    Total other assets                   $317,263       $240,525


     Other Liabilities                   September 30,   December 31,
                                             1995           1994
    Deferred fees and other reserves      $33,066       $ 42,855
    Accounts payable and accrued
     expenses                              27,202         31,380
    Accrued interest payable               36,916         10,640
    Current and deferred federal income
     taxes                                 10,142              0
    Current and deferred state income
     taxes                                  8,509          6,813
    Other                                  34,075         17,184
    Total other liabilities              $149,910       $108,872


9) Income tax expense reflects an effective tax rate of approximately 35.7% for the three and nine month periods ended September 30, 1995, compared to 36.5% for both comparable 1994 periods. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

    Income tax expense consisted of the following components:

                        Three Months Ended        Nine Months Ended
                           September 30,            September 30,
                          1995       1994          1995       1994
 Current:
  Federal             $10,210     $12,106      $42,298     $42,582
  State                 1,329         790        4,847       5,286
 Total current         11,539      12,896       47,145      47,868

 Deferred:
  Federal               7,667       2,791        7,138      (3,433)
  State                   162        (301)         736         (51)
 Total deferred         7,829       2,490        7,874      (3,484)

  Total tax expense   $19,368     $15,386      $55,019     $44,384

   The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,
                            1995       1994        1995       1994
     Statutory federal
      income tax         $19,014    $14,739      $53,956    $42,640
     State income taxes      969        317        3,629      3,402
     Tax-free income        (227)      (289)        (821)      (858)
     Other                  (388)       619       (1,745)      (800)

     Consolidated tax
      expense            $19,368    $15,386      $55,019    $44,384


   The net deferred tax asset is comprised of the following:

                                September 30,    December 31,
                                    1995            1994
  Deferred taxes:

    Gross assets                   $70,638       $ 78,602

    Gross liabilities              (61,850)       (52,344)

  Total deferred taxes             $ 8,788       $ 26,258


   The Company did not record any valuation allowances against deferred tax assets at September 30, 1995 and December 31, 1994.

   The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                  September 30,     December 31,
                                     1995             1994


  SFAS 91                         $(21,087)        $(20,034)
  Loan losses                       26,821           14,965
  Mortgage banking income            2,296           10,174
  Securitization income            (34,278)         (28,949)
  Leasing income                    29,979           42,473
  Other                              5,057            7,629
  Net deferred tax asset          $  8,788         $ 26,258

10) The Company has adopted several management incentive plans designed to provide incentives to participating employees to remain in the employ of the Company and devote themselves to its success. Under these plans, certain eligible employees were required and others were given the opportunity to elect to take portions of their anticipated or "target" bonus payments for future years in the form of restricted shares of common stock.
   The restricted shares are subject to forfeiture should the employee terminate employment with the Company prior to vesting. The shares become unrestricted over time, which can be accelerated if certain performance criteria are met. At September 30, 1995, a total of 1,335,447 shares issued under these plans were subject to restrictions and were included in the number of shares outstanding. These shares are considered common stock equivalents in the calculation of earnings per common share.

   Deferred compensation of $21.8 million and $14.2 million related to these shares of restricted stock is reflected as a reduction of equity at September 30, 1995 and December 31, 1994, respectively.

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

12) On August 21,1995,in a public offering, the Company sold 2,500,000 depositary shares each representing a one-hundredth interest in a share of Stock Appreciation Income Linked Securities ("SAILS").
   The SAILS constitute a series of the Company's Class B Preferred Stock, designated as 6 3/4% Convertible Class B Preferred Stock, Series 1995 (SAILS). Proceeds from the offering, net of underwriting discount, were approximately $90 million. The
   Company will use the proceeds of the offering for general corporate purposes, including financing the growth of its subsidiaries.

13) The following table shows the calculation of earnings per common share:

                            Three Months Ended        Nine Months Ended
                               September 30,            September 30,
                              1995       1994          1995       1994

  Net income               $34,914    $26,767        $99,097   $77,448
  less: preferred
      dividends                  0          0           (141)     (141)

  Net income available
      to common shares     $34,914    $26,767        $98,956   $77,307

  Average common
      stock outstanding     39,811     38,985         39,669    38,838
  Common stock
      equivalents            3,322      2,207          2,456     2,257

  Weighted average
      common shares
      outstanding
      (in thousands)        43,133     41,192         42,125    41,095

  Earnings per common
      share                $   .81    $   .65        $  2.35   $  1.88

                    ADVANTA CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

Net income for the three months ended September 30, 1995 was $34.9 million, an $8.1 million or 30% increase from the $26.8 million reported for the third quarter of 1994. Earnings per share for the third quarter of 1995 were $.81, a 25% increase from $.65 per share for the same period last year. The third quarter 1995 earnings per share figure reflects a 5% increase in shares primarily due to the issuance of mandatorily convertible preferred stock in August 1995 (see Note 12 of Notes to Consolidated Condensed Financial Statements).

Earnings increased in the third quarter of 1995 primarily as a result of a 58% increase in average managed receivables, partially offset by an approximate 17% contraction in the managed net interest margin, reflecting the Company's growth strategy of utilizing low introductory rate pricing on credit cards. The Company continues to securitize a majority of its receivables and report the performance of the securitized receivables as noninterest revenues. Noninterest revenues increased $39.0 million, or 40%, to $136.2 million in the third quarter of 1995 from $97.2 million in the comparable 1994 period.
This increase was due to the 58% increase in average securitized receivables. Disciplined cost management reduced the operating expense ratio to 2.7% of average managed receivables in the third quarter of 1995, compared to 3.4% in the third quarter of 1994.

For the nine months ended September 30, 1995, net income was $99.1 million, a 28% increase over the $77.4 million for the comparable year earlier period. Earnings per share for the nine months ended September 30, 1995 increased 25% to $2.35 from $1.88 for the comparable 1994 period.


NET INTEREST INCOME

Net interest income for the third quarter of 1995 decreased
$1.7 million, or 11%, to $15.0 million from $16.7 million for the same period of 1994. This resulted from a decline in the owned net interest margin to 2.35% for the third quarter of 1995 from 3.71% for the third quarter of 1994, partially offset by an $814 million increase in average interest earning assets. The lower owned net interest margin resulted from a significant increase in the proportion of credit card receivables earning low introductory rates, reflecting the success of the Company's marketing campaigns. The credit cards earning introductory rates reprice upwards after an introductory period of up to one year. Due to the substantial volume of new low introductory rate credit cards being originated in 1995, it is not anticipated that the net interest margin will widen in the last quarter of 1995. A large number of credit cards will reprice upwards in the first quarter of 1996. Most of the receivables on those credit cards will have been securitized, and consequently, the enhanced revenues on those receivables will be recorded primarily as increased noninterest revenues (securitization income) and will not affect the owned net interest margin, although it is expected that they will positively impact the managed net interest margin.


The following table provides an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three and nine month periods ended September 30, 1995 and 1994. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

  INTEREST RATE ANALYSIS
                                           Three Months Ended September 30,
                                             1995                                    1994
                               Average                  Yield/      Average                   Yield/
                               Balance (1)   Interest    Rate       Balance (1)    Interest    Rate

  On-balance sheet
  Credit cards              $1,526,171      $ 37,705    9.88%     $1,115,229      $ 28,200    10.11%
  Mortgage loans               193,336         4,706    9.66          88,125         1,751     7.88
  Leases                        77,295         2,116   10.95          66,042         2,256    13.66
  Other loans                    5,951           110    7.33           3,679            70     7.55
  Gross receivables          1,802,753         44,637   9.89       1,273,075        32,277    10.13
  Investments (2)              894,524         12,546   5.57         610,034         7,726     5.03
  Total interest earning
   assets                   $2,697,277       $ 57,183   8.46%     $1,883,109      $ 40,003     8.48%

  Interest-bearing
   liabilities              $2,532,780       $ 41,522   6.45%     $1,716,698      $ 22,619     5.18%

  Net interest spread                                   2.01%                                  3.30%
  Net interest margin                                   2.35%                                  3.71%

  Off-balance sheet
  Credit cards              $6,430,565                            $3,699,734
  Mortgage loans             1,384,683                             1,147,447
  Leases                       251,568                               146,020
  Total average
   securitized receivables  $8,066,816                            $4,993,201
  Total average managed
   receivables              $9,869,569                            $6,266,276

  Managed Net Interest
  Analysis (3):
  Interest earning assets   $9,127,842       $274,090  12.00%     $5,582,843      $170,863    12.24%
  Interest-bearing
   liabilities              $8,963,345       $145,365   6.46%     $5,416,432      $ 76,243     5.60%

    Net interest spread                                 5.54%                                  6.64%
    Net interest margin                                 5.64%                                  6.79%

  (1)Includes assets held and available for sale and nonaccrual loans and leases.
  (2)Interest and average rate for tax-free securities computed on a tax equivalent basis using a statutory rate of 35%.
  (3)Combination of owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

  INTEREST RATE ANALYSIS
                                              Nine Months Ended September 30,
                                          1995                                   1994
                               Average                  Yield/      Average                 Yield/
                               Balance (1)   Interest    Rate      Balance (1)  Interest    Rate

 On-balance sheet
  Credit cards              $1,441,478      $ 111,840   10.34%     $1,115,515  $ 86,410   10.33%
  Mortgage loans               172,889         11,946    9.24         113,924     7,112    8.35
  Leases                        84,567          7,970   12.57          54,982     5,909   14.33
  Other loans                    5,396            290    7.19           3,698       205    7.41
  Gross receivables          1,704,330        132,046   10.33       1,288,119    99,636   10.32
  Investments (2)              802,324         34,752    5.77         605,270    21,638    4.77
  Total interest earning
   assets                   $2,506,654       $166,798    8.87%     $1,893,389  $121,274    8.54%

  Interest-bearing
   liabilities              $2,381,647       $115,203    6.40%     $1,736,875  $ 64,954    4.94%

  Net interest spread                                    2.47%                             3.60%
  Net interest margin                                    2.73%                             3.95%

  Off-balance sheet
  Credit cards              $5,788,039                             $3,202,809
  Mortgage loans             1,302,537                              1,087,963
  Leases                       218,204                                134,819
  Total average
   securitized receivables  $7,308,780                             $4,425,591
  Total average managed
   receivables              $9,013,110                             $5,713,710

  Managed Net Interest
  Analysis (3):
  Interest earning assets   $8,294,693       $763,649   12.28%     $5,096,198  $463,533   12.13%
  Interest-bearing
   liabilities              $8,169,686       $400,044    6.51%     $4,939,684  $195,126    5.25%

    Net interest spread                                  5.77%                             6.88%
    Net interest margin                                  5.85%                             7.02%

  (1)Includes assets held and available for sale and nonaccrual loans and leases.
  (2)Interest and average rate for tax-free securities computed on a tax equivalent basis using a statutory rate of 35%.
  (3)Combination of owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

MANAGED PORTFOLIO DATA

The following table provides selected information on a managed basis, as well as a summary of the effects of credit card securitizations on selected line items of the Company's consolidated income statements as of and for the nine months ended September 30, 1995 and 1994.

                                         Nine Months Ended
                                            September 30,
                                        1995            1994
    Balance sheet data:
    Average managed receivables      $ 9,013,110     $5,713,710
    Managed receivables               10,310,682      6,641,892
    Total managed assets              11,938,114      7,627,457
    Managed net interest margin
     (on a fully tax equivalent basis)      5.85%          7.02%
    As a percentage of gross managed
     receivables:
      Total loans 30 days or more
       delinquent                            3.0%           2.9%
      Net charge-offs                        2.2%           2.4%
    Effects of credit card
     securitizations on:
      Net interest income            $  (312,009)    $ (212,087)
      Provision for credit losses        109,059         68,165

With respect to the above information on the effects of credit card securitizations, net interest income represents the amount by which net interest income would have been higher had the securitized receivables remained on the balance sheet. In addition, provision for credit losses represents the amount by which the provision for credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses been equal to charge-offs. The effects on both net interest income and the provision for credit losses described above are netted and included in other noninterest revenues in the Consolidated Condensed Income Statements.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the third quarter of 1995 totalled $10.6 million compared to $5.8 million for the comparable period of 1994. The provision increased $4.8 million primarily due to the Company's desire to maintain a targeted level of reserve coverage of impaired assets on credit cards. For the nine month period ended September 30, 1995, the provision for credit losses was $28.1 million, flat with the nine months of 1994. The owned impaired asset level was $36.6 million or 2.1% of receivables at September 30, 1995 down from $47.2 million or 3.5% of receivables a year ago. The higher 1994 level was due to the repurchase of approximately $50 million of nonperforming mortgage loans from the securitization trusts during the first nine months of 1994. In connection with these repurchases, the Company also transferred $12 million of off-balance sheet recourse reserves to on-balance sheet reserves. These repurchases increased the owned impaired asset level while having no impact on either the level of managed impaired assets or the provision for credit losses (see also Asset Quality below). At September 30, 1995, approximately $13 million of the loans that had been repurchased during 1994 remained on the balance sheet as either nonperforming loans or other real estate owned.

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

The reserve for credit losses on a consolidated owned basis was $40.3 million or 2.3% of receivables at September 30, 1995 compared to $41.6 million or 2.1% of receivables at December 31, 1994 and $47.2 million or 3.5% of receivables at September 30, 1994. The consolidated reserve coverage of impaired assets was 110.1% at September 30, 1995 up from 96.1% at year end 1994 and 100.0% at September 30, 1994.

On the total managed portfolio, impaired assets were $127.6 million or 1.2% of receivables at September 30, 1995, compared to $102.4 million or 1.3% of receivables at December 31, 1994 and $92.9 million or 1.4% of receivables at September 30, 1994. The 30 day and over delinquency rate on managed credit cards was 3.0% at September 30, 1995, slightly higher than the 2.9% at September 30, 1994.

On the total owned portfolio, impaired assets were $36.6 million or 2.1% of receivables at September 30, 1995, compared to $43.3 million or 2.2% of receivables and $47.2 million or 3.5% of receivables at December 31, 1994 and September 30, 1994, respectively.

The total managed charge-off rate for the nine months of 1995 was 2.2%, down from 2.3% for the full year of 1994 and 2.4% for the nine months of 1994. The charge-off rate on managed credit cards was 2.5% for the nine months of 1995, flat with the full year of 1994 and down from 2.6% for the comparable 1994 period. The charge-off rate on managed mortgage loans was
 .9% for the nine months of 1995, down from 1.7% for the comparable 1994 period.

The charge-off rate on consolidated owned receivables was 2.4% of average receivables for the nine months of 1995, down from 2.6% for the full year of 1994 and 2.5% for the year ago period. The charge-off rate on owned credit cards was 2.3% for the nine months of 1995, compared to 1.9% for the full year of 1994 and 2.0% for the comparable 1994 period.

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.

                                        September   December  September
                                           30,         31,       30,
   CONSOLIDATED - MANAGED                 1995        1994      1994

   Nonperforming assets                $ 73,515   $ 61,587   $ 60,917
   Accruing loans past due 90 days or
    more                                 54,120     40,837     31,986
   Impaired assets                      127,635    102,424     92,903
   Total loans 30 days or more
    delinquent                          305,118    220,390    193,009
   As a percentage of gross receivables:
    Nonperforming assets                     .7%        .8%        .9%
    Accruing loans past due 90 days or more  .5         .5         .5
   Impaired assets                          1.2        1.3        1.4
    Total loans 30 days or more delinquent  3.0        2.7        2.9
   Net charge-offs:
    Amount                             $148,445   $139,676   $102,556
    As a percentage of average gross
     receivables(annualized)                2.2%       2.3%       2.4%
  CREDIT CARDS - MANAGED
   Nonperforming assets                $ 20,328   $ 14,227   $ 13,199
   Accruing loans past due 90 days or
    more                                 53,893     40,721     31,860
   Impaired assets                       74,221     54,948     45,059
   Total loans 30 days or more
    delinquent                          194,457    133,121    107,325
   As a percentage of gross receivables:
    Nonperforming assets                     .2%        .2%        .3%
    Accruing loans past due 90 days or more  .7         .6         .6
    Impaired assets                          .9         .8         .9
    Total loans 30 days or more delinquent  2.3%       2.0%       2.1%
   Net charge-offs:
    Amount                             $134,020   $115,218   $ 84,500
    As a percentage of average gross
     receivables(annualized)                2.5%       2.5%       2.6%
  MORTGAGE LOANS - MANAGED
   Nonperforming assets                $ 50,050   $ 44,678   $ 46,006
   Total loans 30 days or more
    delinquent                           82,472     65,966     68,914
   As a percentage of gross receivables:
    Nonperforming assets                    3.0%       3.3%       3.5%
    Total loans 30 days or more delinquent  4.9        4.9        5.3
   Net charge-offs:
    Amount                             $ 10,385   $ 20,709   $ 15,448
    As a percentage of average gross
     receivables(annualized)                 .9%       1.7%       1.7%
  LEASES - MANAGED
   Nonperforming assets                $  3,137   $  2,682   $  1,712
   Total loans 30 days or more
    delinquent                           27,732     20,972     16,507
   As a percentage of receivables:
    Nonperforming assets                     .9%       1.0%        .7%
    Total loans 30 days or more delinquent  8.1        7.9        7.1
   Net charge-offs:
    Amount                             $  4,053   $  3,747   $  2,602
    As a percentage of average
     receivables (annualized)               1.8%       2.0%       1.8%

                                           September  December  September
                                              30,        31,       30,
  CONSOLIDATED - OWNED                       1995       1994      1994
   Reserve for credit losses               $40,260   $41,617   $47,190
   Nonperforming assets                     25,744    31,949    38,323
   Accruing loans past due 90 days or more  10,834    11,354     8,865
   Impaired assets                          36,578    43,303    47,188
   Reserve as a percentage of impaired       110.1%     96.1%    100.0%
    assets
   As a percentage of gross receivables:
    Reserve                                    2.3%      2.1%      3.5%
    Nonperforming assets                       1.5       1.6       2.8
    Accruing loans past due 90 days or          .6        .6        .7
     more
    Impaired assets                            2.1       2.2       3.5
   Net charge-offs:
    Amount                                 $30,568   $35,293   $24,519
    As a percentage of average gross
     receivables(annualized)                   2.4%      2.6%      2.5%
  CREDIT CARDS - OWNED
   Reserve for credit losses               $27,640   $27,486    21,628
   Nonperforming assets                      4,109     3,502     2,910
   Accruing loans past due 90 days or more  10,607    11,238     8,739
   Impaired assets                          14,716    14,740    11,649
   Reserve as a percentage of impaired       187.8%    186.5%    185.7%
    assets
   As a percentage of gross receivables:
    Reserve                                    1.9%      1.6%      1.9%
    Nonperforming assets                        .3        .2        .3
    Accruing loans past due 90 days or more     .7        .6        .8
    Impaired assets                            1.0        .9       1.0
   Net charge-offs:
    Amount                                 $24,961   $22,688   $16,335
    As a percentage of average gross
     receivables(annualized)                   2.3%      1.9%      2.0%
  MORTGAGE LOANS - OWNED (1)
   Reserve for credit losses               $ 2,334   $ 5,164   $ 9,046
   Nonperforming assets                     20,895    27,379    34,930
   Reserve as a percentage of impaired assets 11.2%     18.9%     25.9%
   As a percentage of gross receivables:
    Reserve                                    1.4%      3.6%      6.2%
    Nonperforming assets                      12.2      19.2      24.1
   Net charge-offs:
    Amount                                 $ 4,696   $11,689   $ 7,580
    As a percentage of average gross
     receivables(annualized)                   3.6%      9.7%      8.9%
  LEASES - OWNED
   Reserve for credit losses               $ 1,182   $ 1,076   $ 1,278
   Nonperforming assets                        740     1,068       483
   Reserve as a percentage of impaired
    assets                                   159.7%    100.7%    264.6%
   As a percentage of receivables:
    Reserve                                    1.4%      1.2%      1.9%
    Nonperforming assets                        .9       1.2        .7
   Net charge-offs:
    Amount                                 $   924   $   914   $   598
    As a percentage of average receivables
     (annualized)                              1.5%      1.5%      1.5%

(1) Beginning March 1994, the Company initiated a program for repurchasing nonperforming assets from the securitized portfolios (see "Provision for Credit Losses").

NONINTEREST REVENUES

                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                  1995       1994       1995       1994
  Gain on sale of credit
  cards                       $      0    $     0   $      0     $ 18,35
                                                                       2
  Other noninterest revenues:
   Credit card securitization
    income                      43,818     38,210    130,553     107,131
   Credit card servicing
    income                      30,572     18,554     83,371      47,690
   Credit card interchange
    income                      23,258     18,109     64,808      48,684
   Income from mortgage
    banking activities          15,886      9,780     38,033      26,572
   Leasing revenues, net         9,733      5,151     27,628      15,531
   Insurance revenues, net       7,138      3,149     19,413       9,115
   Equity securities gain          375          0      4,178           0
   Other                                     4,24     13,309       11,41
                                 5,441          9                      3
  Total other noninterest
   revenues                   $136,221    $97,202   $381,293     $266,13


  Total noninterest revenues  $136,221    $97,202   $381,293     $284,48


For the third quarter of 1995, noninterest revenues increased 40% to $136.2 million from $97.2 million for the same period of 1994. Credit card securitization income increased $5.6 million or 15% to $43.8 million as a result of a 74% increase in average securitized credit card receivables partially offset by a contraction in the net interest margin. For the 1994 periods, securitized interchange income has been reclassified from credit card securitization income to credit card interchange income. Credit card interchange income, which represents approximately 1.4% of credit card purchases, increased $5.2 million to $23.3 million. Credit card servicing income increased $12.0 million due to higher securitized balances. Leasing revenues, net, increased $4.6 million to $9.7 million primarily due to a 72% growth in average securitized lease receivables from the comparable quarter of 1994. Insurance revenues, net, were $7.1 million for the third quarter of 1995, up from $3.1 million for last year's third quarter. This growth is due to the successful marketing of insurance products in the credit card, mortgage and leasing businesses.

For the nine month period ended September 30, 1995, noninterest revenues rose to $381.3 million from $284.5 million for the comparable 1994 period, a 34% increase. This improvement resulted primarily from an 81% growth in average securitized credit card receivables and increased securitization activity with respect to mortgage banking and leasing, partially offset by 1994's gain on the sale of credit card customer relationships.

OPERATING EXPENSES

                                Three Months Ended     Nine Months Ended
                                  September 30,          September 30,
                                1995       1994       1995        1994
  Amortization of credit card
   deferred origination
   costs, net                  $19,283    $12,717    $51,401     $27,364
  Other operating expenses:
   Salaries and employee
    benefits                    29,124     21,913     80,186      63,936
   External processing           7,739      6,133     20,018      16,139
   Marketing                     5,584      3,443     19,867      21,803
   Postage                       4,683      3,069     13,413       8,822
   Professional fees             4,248      2,583      9,813       6,159
   Credit card fraud losses      3,957      4,306     12,483      12,550
   Equipment expense             3,244      2,379      8,951       6,725
   Telephone expense             3,000      2,413      8,354       6,010
   Occupancy expense             2,462      2,254      6,727       6,117
   Credit and collection
    expense                      2,286      2,293      6,762       5,728
   Other                           686      2,527     10,333       7,711
   Total other operating
    expenses                   $67,013    $53,313   $196,907    $161,700

  Total operating expenses     $86,296    $66,030   $248,308    $189,064

The amortization of credit card deferred origination costs, net, increased
from $12.7 million for the third quarter of 1994 to $19.3   million for the
third quarter of 1995. This increase resulted primarily from amortization related to the $76.5 million of credit card origination costs that have been deferred since the third quarter of 1994. Costs incurred for credit card originations initiated after May 1993 are being amortized over 12 months, rather than pursuant to the previous policy of 60 months. Total other operating expenses of $67.0 million for the three months ended September 30, 1995 increased 26% from $53.3 million for the same period of 1994. Other operating expenses as a percentage of average managed receivables were 2.7% for the third quarter of 1995, down from 3.4% in the comparable 1994 period. The increase in total other operating expenses is attributable, in part, to a 28% increase in the number of employees from 1,744 at September 30, 1994 to 2,226 at September 30, 1995 to effectively service the current and anticipated account growth. Other expenses, including marketing, external processing, postage and telephone expense showed increases consistent with the increase in the number of credit card accounts managed.

For the first nine months of 1995, total operating expenses increased
31% to $248.3 million from $189.1 million for the same 1994 period.
Average managed receivables grew 58% over the same period of time. Other operating expenses as a percentage of average managed receivables were 2.9% for the nine months ended September 30, 1995, down from 3.8% for the nine months ended September 30, 1994.

As a result of continued investments in developmental initiatives, the Company entered into a joint venture agreement with The Royal Bank of Scotland ("RBS"), for the purpose of issuing credit cards in the United

Kingdom. This new company, RBS Advanta, first began issuing bankcards in October 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, both long- and short-term, through active management of both assets and liabilities. During the first nine months of 1995, the Company, through its subsidiaries, securitized $2.3 billion of credit card receivables, $492 million of mortgage loans and $118 million of equipment lease receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future credit card, mortgage and lease receivable growth. At September 30, 1995, the Company had approximately $570 million of loan and lease receivables and $446 million of investments available for sale which could be sold to generate additional liquidity.

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

On August 21, 1995, in a public offering, the Company sold 2,500,000 depositary shares each representing a one-hundredth interest in a share of Stock Appreciation Income Linked Securities ("SAILS"). The SAILS constitute a series of the Company's Class B Preferred Stock, designated as 6 3/4% Convertible Class B Preferred Stock, Series 1995 (SAILS). Proceeds from the offering, net of underwriting discount, were approximately $90 million. The Company will use the proceeds of the offering for general corporate purposes, including financing the growth of its subsidiaries.

On September 29, 1995, the Company's subsidiaries, Colonial National Bank USA and Advanta National Bank, established a $2.25 billion bank note program, pursuant to which these banks may issue an aggregate of $2 billion of senior bank notes and $250 million of subordinated bank notes. These notes may have maturities ranging from seven days to fifteen years from date of issuance. Subsequent to quarter end, Advanta National Bank issued $175 million of senior notes under this program.

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

In managing its interest rate sensitivity position, the Company periodically securitizes, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and short-term investment position, and uses derivative financial instruments. Derivative financial instruments are used for the express purpose of managing exposure to changes in interest rates and, by policy, are not used for any speculative purposes (see discussion under "Derivatives Activities"). The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the variable rate pricing dynamics of the underlying receivables sold to the trusts. Variable rate funding is also used on the balance sheet as well, in support of unsecuritized receivables which carry variable rates. Although credit card receivable rates are generally set at a spread over a floating rate index, they often contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In addition, the Company at times offers fixed rate pricing to consumers for the introductory rate period of its credit cards. In instances when a significant portion of credit card receivables are at fixed rates or their contractual floors, the Company may convert part of the underlying funding to a fixed rate by using interest rate hedges, swaps, collars and fixed rate securitizations. In pricing mortgage and lease securitizations, both fixed rate and variable rate funding are used depending upon the characteristics of the underlying receivables.

Additionally, basis risk exists in on-balance sheet funding as well as in securitizing credit card receivables at a spread over LIBOR when the rate on the underlying assets is indexed to the prime rate. The underlying liability or coupon on a securitization is often indexed to LIBOR, and LIBOR does not perfectly correlate to movements in the prime rate. The Company measures the basis risk resulting from potential variability in the spread between prime and LIBOR and incorporates such risk into the asset and liability management process. During 1994, $425 million in prime-LIBOR corridors were executed in order to provide protection against narrowing of these spreads. During the first nine months of 1995 there were no additional prime-LIBOR corridors executed.

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

As of September 30, 1995 and December 31, 1994, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.

The following table summarizes by notional amounts the Company's derivative instruments:

                             September 30,      December 31,
                                1995              1994
 Interest rate swaps        $  823,835        $  459,735
 Interest rate options:
  Caps written               1,310,000         1,100,000
  Caps purchased               220,000           110,000
  Corridors/Collars            575,000           425,000
 Forward contracts             251,319            39,000
 Total notional amount      $3,180,154        $2,133,735

The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives contracts.

                        PART II - OTHER INFORMATION

Item 2.   Changes in Securities.

     (a) The Company's Restated Certificate of Incorporation was amended August 15, 1995 by the filing with the State of Delaware of a Certificate of Designations, Preferences, Rights and Limitations of the Company's 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) (the "SAILS"), authorizing 28,750 shares of the SAILS. The SAILS rank on a parity with the Company's Class A Preferred Stock with respect to payment of dividends and distribution of assets upon liquidation. The SAILS rank senior to the Company's Class A Common Stock and Class B Common Stock (collectively, the "Common Stock") and therefore the SAILS are preferred over the Common Stock with respect to payment of dividends and distribution of assets upon liquidation.

     (b)  See Item 2(a) above.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

      The following exhibits are being filed with this Report on Form 10-Q:

Exhibit Number         Description of Document

     3 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994), as amended by the Certificate of Designations, Preferences, Rights and Limitations of the Company's 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated August 15, 1995, filed the same date).

     4.1 Specimen of 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) Certificate (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated August 15, 1995, filed the same date).

     4.2 Deposit Agreement, dated as of August 15, 1995, among Advanta Corp. and Mellon Securities Trust Company and the Holders from Time to Time of the Depositary Receipts Described Therein in Respect of the 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS))(with form of Depositary Receipt as an exhibit thereto) (incorporated by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K dated August 15, 1995, filed the same date).

     27 Financial data schedule (incorporated by reference to Exhibit 27 to the Company's Current Report on
                Form 8-K dated October 18, 1995, filed the same
                date).

     (b)  Reports on Form 8-K.

          (b)(1) A Current Report on Form 8-K, dated August 15, 1995, was filed by the Company setting forth certain exhibits to the Company's Registration Statement on Form S-3 (No. 33-60419) for the purpose of incorporating such exhibits by reference into such Registration Statement. No financial statements were filed as an exhibit to this Form 8-K.

          (b)(2) A Current Report on Form 8-K, dated October 18, 1995, was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ended September 30, 1995. A Financial Data Schedule was included as an exhibit to this Form 8-K.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Advanta Corp.

                                             (Registrant)


     November 10, 1995               By /s/David Wesselink
                                        Senior Vice President and
                                        Chief Financial Officer

     November 10, 1995               By /s/John J. Calamari
                                        Vice President, Finance and
                                        Principal Accounting Officer

                               EXHIBIT INDEX

    Exhibit              Description

       2                 Inapplicable.

       3 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
                         4.1 to Pre-Effective Amendment No. 1 to the
                         Company's Registration Statement on Form S-3
                         (File No. 33-53475), filed June 10, 1994), as
                         amended by the Certificate of Designations, Preferences, Rights and Limitations of the Company's 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated August 15, 1995, filed the same date).

     4.1                 Specimen of 6 3/4% Convertible Class B
                         Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) Certificate (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated August 15, 1995, filed the same date).

     4.2 Deposit Agreement, dated as of August 15, 1995, among Advanta Corp. and Mellon Securities Trust Company and the Holders from Time to Time of the Depositary Receipts Described Therein in Respect of the 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS))(with form of Depositary Receipt as an exhibit thereto) (incorporated by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K dated August 15,
                         1995, filed the same date).

     10                  Inapplicable.

     11                  Inapplicable.

     15                  Inapplicable.

     18                  Inapplicable.

     19                  Inapplicable

     22                  Inapplicable.

     23                  Inapplicable.

     24                  Inapplicable.

     27 Financial data schedule (incorporated by reference to Exhibit 27 to the Company's
                         Current Report on Form 8-K dated October 18,
                         1995, filed the same date).

     99                  Inapplicable.