Form 10-K
period 1995-12-31
ADVANTA CORP
filed 1996-03-28
CIK 96638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        [Fee Required] for the fiscal year ended December 31, 1995  or
                                                 ------------------

[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        [No Fee Required] for the transition period from ________ to _________

        Commission File No. 0-14120

                                     Advanta Corp.
        ----------------------------------------------------------------------
                 (Exact name of Registrant as specified in its Charter)

                      Delaware                                  23-1462070
        -----------------------------------          ------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer Identification No.)
           organization)

        Five Horsham Business Center, 300 Welsh Road, Horsham, Pennsylvania              19044
        -------------------------------------------------------------------        ----------------
                     (Address of principal executive offices)                          (Zip Code)

         Registrant's telephone number, including area code: (215) 657-4000

         Securities registered pursuant to Section 12 (b) of the Act:

        Title of each class                                     Name of each exchange on which registered
               None                                                   N/A

         Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value
                      Class B Common Stock, $.01 par value
            6 3/4% Convertible Class B Preferred Stock, Series 1995
          (Stock Appreciation Income Linked Securities (SAILS)(SM))
------------------------------------------------------------------------------
                              (Title of each class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X       No
                                                   ---         ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

                                                Advanta Corp. and Subsidiaries


         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

         $ 577,899,664.50 as of March 1, 1996 which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the Company (however, this does not constitute a representation or acknowledgment that any of such individuals is an affiliate of the Registrant).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of March 1, 1996 there were 17,508,520 shares of the Registrant's Class A Common Stock, $.01 par value, outstanding and 24,080,365 shares of the Registrant's Class B Common Stock, $.01 par value, outstanding.

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

Document                                                            Form 10-K Reference
--------                                                            -------------------
Definitive Proxy Statement relating to the                          Part III, Items 10-13
Registrant's 1996 Annual Meeting of
Stockholders, to be filed pursuant to
Regulation 14A not later than 120 days
following the end of the Registrant's
last fiscal year, and referred
to herein as the "Proxy Statement".

                                                  Advanta Corp. and Subsidiaries


                                     PART I
ITEM 1.  BUSINESS.

OVERVIEW

Advanta Corp. (the "Company") serves consumers and small businesses through innovative products and services primarily via direct, cost effective delivery systems. The Company primarily originates and services credit cards and mortgages. Other products include small-ticket equipment leasing, credit insurance and deposit products. The Company utilizes customer information attributes including credit assessments, usage patterns, and other characteristics enhanced by proprietary information to match customer profiles
with appropriate products.   At year end 1995 assets under management totaled
$14 billion.

         Approximately 73% of total revenues are derived from credit cards marketed through carefully targeted direct mail campaigns. For the past several years, the Company's strategy has been to market this product in the form of a no annual fee, low variable-rate gold card. The Company has successfully grown to one of the ten largest issuers of gold cards and ranks among the top 15 bankcard issuers worldwide. Mortgage services contributes 9% of total revenues with a managed loan portfolio of $1.8 billion. Mortgage loans are originated directly with consumers, as well as through conduit relationships and wholesale purchases from brokers and other financial institutions.

         The Company was incorporated in Delaware in 1974 as Teachers Service Organization, Inc., the successor to a business originally founded in 1951. In January 1988, the Company's name was changed from TSO Financial Corp. to Advanta Corp. The Company's principal executive office is located at Five Horsham Business Center, 300 Welsh Road, Horsham, Pennsylvania 19044-0749. The Company's telephone number at its principal executive office is (215) 657-4000. References to the Company in this Report include its consolidated subsidiaries unless the context otherwise requires.

ADVANTA PERSONAL PAYMENT SERVICES

During 1995, the Company's consumer credit card unit adopted the name Advanta Personal Payment Services, which more appropriately captures the unit's mission and its goal of expansion into new delivery systems. The credit card, a vehicle enabling the consumer to transact purchases and facilitate borrowing, offers utility to the consumer that may move beyond its traditional platform. For example, "smart" credit cards (credit cards containing a microchip processor) and on-line payment delivery systems associated with a credit card account are nascent technologies which may in the future be a part of Advanta Personal Payment Systems.

         The Company, which has been in the credit card business since 1983, issues gold (i.e., premium) and standard MasterCard(R)* and VISA(R)* credit cards nationwide. The Company has built a substantial cardholder base which, as of December 31, 1995, totaled 4.8 million accounts and $10.0 billion in managed receivables. The gold card strategy has produced a portfolio with 82% of its balances derived from gold cards. This contrasts with the bankcard industry as a whole, which is composed of 43% gold (versus standard) cards. The Company believes its concentration of gold card balances to be the highest among the top twenty bankcard issuers. The top twenty bankcard issuers, as of December 31, 1995, accounted for more than 75% of all balances outstanding. Both gold and standard accounts undergo the same credit analysis, but gold accounts have higher initial credit limits because of the cardholders' better credit quality. In addition, gold accounts generally offer a wider variety of services to cardholders. The primary method of account acquisition is direct mail solicitation. The Company

--------------------------
* MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.; VISA(R) is a federally registered servicemark of VISA, U.S.A., Inc.

                                                  Advanta Corp. and Subsidiaries


generally uses credit scoring by independent third parties and a proprietary market segmentation and targeting model to target its mailings to profitable segments of the market.

         In 1982, the Company acquired Colonial National Bank USA ("Colonial National"). As a national bank, Colonial National has the ability to make loans to consumers without many of the restrictions found in various state usury and licensing laws, to negotiate variable rate loans, to generate funds economically in the form of deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), and to include in its product mix a MasterCard and VISA
credit card program.    In 1995, the Company chartered Advanta National Bank
("ANB") to complement the credit card activities of Colonial National. ANB is a type of limited purpose national bank known as a "credit card bank" whose lending activities are limited to consumer credit card lending. See "Government Regulation -- Colonial National Bank USA and Advanta National Bank." Prior to the establishment of ANB, substantially all of the Company's credit card receivables and bank deposits were originated by Colonial National. However, at December 31, 1995, ANB accounted for $1.7 billion of the Company's total of $10.0 billion of managed credit card assets, and $684 million of the total $1.9 billion of bank deposits. It is anticipated that in 1996, ANB will grow to represent a larger percentage of the Company's credit card business.

         MasterCard and VISA license banks, such as Colonial National and ANB (together the "Banks") and other financial institutions, to issue credit cards using their trademarks and to utilize their interchange networks. Cardholders may use their cards to make purchases at participating merchants or to obtain cash advances at participating financial institutions. Cardholders may also use special credit line drafts issued by the Banks to draw against their Visa or MasterCard credit lines for cash, purchases or balance transfers. Each credit card transaction is submitted to a merchant bank which remits to the merchant the purchase amount less a merchant discount fee, and submits the purchase to the card issuing bank for payment through the appropriate settlement system. The card issuing bank receives an interchange fee as compensation for the funding and credit and fraud risk that it takes when its customers use its credit card. MasterCard or VISA sets the interchange fee as a percentage of each card transaction (currently averaging approximately 1.4%).

         The Company generates interest and other income from its credit card business through finance charges assessed on outstanding loans, interchange income, cash advance and other credit card fees, and securitization income as described below. Credit card income also includes fees paid by credit card customers for product enhancements they may select, and revenues paid to the Banks by third parties for the right to market their products to the Company's credit card customers.

         Most of the Company's MasterCard and VISA credit cards carry no annual fee, and those credit cards which do include an annual fee generally have lower fees than those charged by many of the Company's competitors. The Company believes that this characteristic of no or low annual fee credit cards has appealed to consumers, and that the Company's credit cards have also appealed to consumers because of their competitive interest rates, credit lines, quality service, and payment terms.

         While the Company believes that its credit card offers will continue to appeal to consumers for the reasons stated, the Company also notes that for several years competition has been increasing in the credit card industry. At the same time, the U.S. consumer has become a generally more sophisticated and demanding user of credit. These forces are likely to produce significant changes in the industry. The Company is devoting substantial resources to meeting the challenges and taking advantage of the opportunities which management sees emerging in the industry. In 1994 and 1995, this included significant focus on balance transfer initiatives, in which the Company encouraged new and existing customers to transfer account balances they were maintaining with other credit card issuers to a Colonial National or ANB account with a lower interest rate. In addition, as part of the strategy to broaden and deepen its relationship with the consumer, the Company has launched some proprietary branded credit card products. These products were crafted to meet an identified long-term consumer need and

                                                  Advanta Corp. and Subsidiaries


are expected to establish relationships with consumers that will be lasting. The Company intends to continue exploring new approaches to the credit card market.

         The interest rates on the majority of the Company's credit card receivables are variable, tied either to the prime rate or the London interbank offered rate ("LIBOR"). This variable rate structure helps the Company maintain net interest margins in both rising and declining interest rate environments. As Delaware, the Banks' state of domicile, does not have a usury ceiling applicable to banks, there is no statutory maximum interest rate that the Company may charge its credit cardholders, nor does Delaware law limit the amount of any annual fees, late charges and other ancillary charges which may be assessed. While the state in which an individual cardholder resides may seek to regulate the annual fees and ancillary charges which the Banks may charge to that state's residents, the enforceability of such regulation is unclear and is currently the subject of litigation in certain states. See "Government Regulation -- Colonial National Bank USA and Advanta National Bank."

         The following table shows the geographic distribution by state of total managed credit card receivables among the top five states, together with the impaired credit card receivables in those states, as of December 31, 1995.


                                                                       PERCENT OF     PERCENT OF         PERCENT OF
                                          CREDIT                         TOTAL          TOTAL           IMPAIRED TO
                                           CARD           TOTAL        PORTFOLIO       IMPAIRED            TOTAL
                                        RECEIVABLES      IMPAIRED       BY STATE       BY STATE         RECEIVABLES
                                        -----------      --------       --------       --------         -----------
          (Dollars in millions)
          California                     $ 1,590.6        $ 20.0          15.9%          19.0%                .2%
          New York                           766.3           9.9           7.6            9.3                 .1
          Texas                              653.9           8.3           6.5            7.9                 .1
          Florida                            581.7           8.2           5.8            7.8                 .0
          Illinois                           436.8           4.1           4.4            3.9                 .0
          Other                            6,001.4          54.9          59.8           52.1                 .6
                                         ---------        ------         ------         ------               ---
            TOTAL                        $10,030.7        $105.4         100.0%         100.0%               1.0%
                                         =========        ======         =====          =====                ===

         Since 1988, Colonial National has been active in the credit card securitization market, and since its inception in 1995 ANB has likewise become active, together securitizing $3.4 billion of credit card receivables in 1995. The Company continues to recognize income on a monthly basis from the securitized receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 of the Notes to Consolidated Financial Statements.

         The Banks' securitization program provides a number of benefits: diversifying the Banks' funding base, providing liquidity, reducing regulatory capital requirements, lowering the cost of funds, providing a source of variable-rate funding to complement the variable-rate credit card portfolio and helping to limit the on-balance sheet growth of Colonial National to not more than 7% per annum. See "Government Regulation -- the Company." Furthermore, the Banks continue to own the credit card accounts and customer relationships, which the Company believes continue to build significant long-term value.
While the Company believes that securitization will continue to be a reliable source of funding, there is no assurance that the Company will be able to continue securitizations in amounts or under terms comparable to its securitizations to date.

         A securitization involves the transfer by the Banks of the receivables generated by a pool of credit card accounts to a securitization trust. Certificates issued by the trust and sold to investors

                                                  Advanta Corp. and Subsidiaries


represent undivided ownership interests in receivables transferred to the trust. The securitization results in removal of the receivables from the Banks' and the Company's balance sheet for financial and regulatory accounting purposes. For tax purposes, the investor certificates are characterized as a collateralized debt financing of the Banks.

         The trust receives finance and other charges paid by the credit card customers and pays a rate of return on a monthly basis to the certificate holders. While in most cases the rate of return paid to investors is variable in order to match the pricing dynamics of the underlying receivables, the Company also uses fixed rate securitizations in certain circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management." Credit losses on the securitized receivables are paid from the funds in the trust. Colonial National services the accounts for a fee, generally two percent per annum of the securitized receivables. Excess funds (defined as finance charges plus miscellaneous fees less interest paid to certificate holders, credit losses and servicing fees) are first retained to build up a reserve fund to a certain level, after which amounts are remitted to the Banks. The Banks' relationship with its credit card customers is not affected by the securitization.

         Investors in the trust receive payments only of interest during the first three to eight and one-half years, of the trust. Thereafter, an amortization period (generally between six and ten months) commences, during which the certificate holders are entitled to payment of principal and interest. Acceleration of the commencement of the amortization period (which may occur in limited circumstances) on a securitization would accelerate the Company's funding requirement. Upon full repayment of principal to the certificate holders, whether as a result of normal or accelerated amortization, the trust's lien on the accounts terminates and all related receivables and funds held in the trust, including the reserve fund, are transferred to the Banks.

ADVANTA PERSONAL FINANCE SERVICES

Formerly designated Advanta Mortgage, the new name Advanta Personal Finance Services ("APFS") reflects the growing diversification and product array of this business unit, which in 1995 expanded to include both Advanta Mortgage and Advanta Finance, and is poised to launch an automobile financing business (Advanta Auto Finance) in 1996.

         Advanta Mortgage Corp. USA originates, purchases, securitizes, and services non-conforming credit first and second mortgage loans directly, through its subsidiaries, and for Colonial National's "Advanta Mortgage USA" Division (collectively, "Advanta Mortgage"). Loan production is generated through multiple distribution channels including two centralized, direct to consumer origination centers (each one dedicated to a specific product), a broker network serviced by selected sales locations, correspondent relationships and purchases from other financial institutions. In 1995, Advanta Mortgage developed and tested a Home Equity Line of Credit product. Loan production volume relating to this product was not material in 1995 but is expected to grow significantly in 1996.

         During 1995 a new business channel, "Advanta Finance," was launched, offering loans directly to the consumer through a branch office system. Through December 31, 1995, eighteen branches were opened offering first and second lien mortgage loans similar to those offered by Advanta Mortgage. Production activity for the year was not material but is expected to become significant in 1996. The combined origination volume for APFS for 1995 was $773 million. Beginning in 1996, Advanta Auto Finance expects to offer loans secured by automobiles to sub-prime customers, largely through correspondent relationships.

         Advanta Mortgage originates and purchases loans, generally funding these loans through sales or securitizations which have been structured to qualify as real estate mortgage investment conduits ("REMICs") under the Internal Revenue Code. In a securitization, Advanta Mortgage typically sells receivables to a trust for cash while retaining an interest in the loans securitized. The cash purchase

                                                  Advanta Corp. and Subsidiaries


price is generated through an offering of pass-through certificates by the trust. The purchasers of the pass-through certificates are generally entitled to the principal collected and a portion of the interest collected on the underlying loans while Advanta Mortgage retains the "excess spread." The excess spread represents the excess of the interest and fees paid by borrowers on the underlying loans over the sum of the pass-through rate of interest payable to the certificate holders, credit losses, a servicing fee which is paid to the Company in its role as servicer, and certain transaction related costs. During 1995, Advanta Mortgage securitized $542 million of loans.

         The excess spread is received over the life of the loans. However, in accordance with generally accepted accounting principles ("GAAP"), Advanta Mortgage recognizes the estimated present value of the excess spread as a component of mortgage banking income in the fiscal period in which the loans are sold. The gain recognized reflects estimates of the impact of future credit losses and loan prepayments. Other basic sources of income to Advanta Mortgage are net interest income on loans outstanding pending their sale, and loan servicing income, including "contract servicing" on loans which were never owned by the Company. See Note 1 of Notes to Consolidated Financial Statements.

         Advanta Mortgage's managed portfolio of receivables includes owned loans (generally held for sale) as well as the loans it services in which it retains an interest in the excess spread. At December 31, 1995, owned mortgage loans receivable totaled $322 million while total managed receivables were $1,798 million. Loans serviced under contract for a fee are not included in the Company's "managed portfolio" as the performance of such loans does not have a material impact on the Company's credit risk profile. In contrast, the performance of the managed portfolio, including loans sold by the Company, can materially impact ongoing mortgage banking income. See Note 1 of Notes to Consolidated Financial Statements. Total loans serviced at December 31, 1995, including loans serviced for others for a fee, were $2,421 million.

         Approximately 78% of the managed portfolio is secured by first mortgages and the balance is secured by second mortgages. Approximately 81% of the managed portfolio is comprised of fixed rate loans while the remainder represents adjustable rate loans. At December 31, 1995, total mortgage loans managed, and the nonperforming loans included in these totals, are concentrated in the following five states:

                                                                                                         PERCENT OF
                                                                  PERCENT OF         PERCENT OF         NONPERFORMING
                              MORTGAGE           TOTAL           PORTFOLIO BY     NONPERFORMING BY        TO TOTAL
                             RECEIVABLES      NONPERFORMING         STATE               STATE            RECEIVABLES
                             -----------      -------------         -----               -----            -----------
     (Dollars in
     millions)
     California               $  389.0           $ 14.2              21.6%               25.0%              0.8%
     New York                    182.5              8.7              10.2                15.3               0.5
     New Jersey                  179.0             11.2              10.0                19.8               0.6
     Maryland                    159.1              3.7               8.8                 6.5               0.2
     Pennsylvania                129.3              4.4               7.2                 7.8               0.3
     Other                       758.7             14.5              42.2                25.6               0.8
          TOTAL               $1,797.6           $ 56.7             100.0%              100.0%              3.2%

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

                                                  Advanta Corp. and Subsidiaries


The interest rate charged and the maximum loan-to-value ratio permitted with respect to each grade of loans are adjusted to compensate for the credit risk inherent in the loan grade. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Provision for Credit Losses" and "-- Credit Risk Management -- Asset Quality."

ADVANTA BUSINESS SERVICES

In late 1994, the Company's subsidiary, Advanta Leasing Corp., changed its name to Advanta Business Services Corp. ("ABS"), reflecting the Company's intention to expand its offerings to small business customers. The name change followed the Company's introduction, in July 1994, of a business purpose MasterCard credit card as a supplement to its commercial equipment leasing business. Both lines of business continue to expand.

         The commercial equipment leasing business is generated primarily through third party referrals from manufacturers or distributors of equipment as well as independent brokers. Most contact with these referral sources is made from the Company's ABS headquarters in Voorhees, New Jersey, using extensive direct marketing operations. These operations include a staff of telephone sales representatives who are assigned to specific industries, and backed by the Company's direct mail advertising program. Additional business is also generated from direct contact with customers through these same channels.

         Leasing originations volume, measured by the cost of the equipment included in new lease contracts, continues to grow, from a total of $190 million in 1994 to $251 million in 1995. While much of this growth is due to increased penetration of existing markets, such as office machinery, security systems and computers, some has been the result of expansion into additional market segments. The most significant of these are leasing programs for certain industrial and agricultural equipment and programs for leasing equipment to agencies of State and local governments. The Company's growth in its traditional markets has been the result, in part, of an expanded National Accounts program which seeks referral business from larger distributors and manufacturers.

         The business-purpose credit card operation also continues to grow, with over 23,000 accounts as of December 31, 1995. Again, direct marketing techniques, primarily direct mail to prospective customers, are the source of new accounts. This marketing program is the result of extensive and ongoing testing of various campaigns, with success of each campaign measured by both the cost of acquisition of new business, and the credit performance of the resulting business. The "Advanta business card" is marketed by ABS and issued by its affiliate, Advanta Financial Corp. (see "Government Regulations -- Advanta Financial Corp.").

         During 1995 and continuing into 1996, ABS embarked on an aggressive systems development program. New systems, scheduled for implementation during the first half of 1996, will deliver more accurate and timely credit decisions on new lease applications, provide better portfolio performance analysis tools for business credit cards, and establish a centralized customer database to lower marketing costs. These new capabilities are also expected to enhance cross selling opportunities for current and future products.

ADVANTA INSURANCE COMPANIES

The Company mainly offers specialty credit related insurance products and services to its existing customer base. The focus of these products is on the customers' ability to repay their debt in the event of certain circumstances. Enrollment in these programs is achieved through the utilization of either direct mail or telemarketing distribution channels.

                                                  Advanta Corp. and Subsidiaries



         Through unaffiliated insurance carriers, the Company generally offers a combined credit life, disability and unemployment product to Advanta's lending customers. The Company's insurance subsidiaries reinsure 100% of these risks from the insurance carriers on a coinsurance basis. In consideration for assumption of these risks the insurance subsidiaries receive reinsurance premiums equal to 100% of the net premiums collected by the insurance carriers, less a ceding fee as defined by the reinsurance treaties, and all acquisition expenses, premium taxes and loss payments made by the carriers on these risks. Under the terms of certain reinsurance treaties the subsidiaries are either obligated to maintain in trust for the benefit of an insurance carrier an amount equal to 100% of the unearned premiums and all statutory reserves for future incurred loss payments or have certain of these loss reserves, as defined, withheld by an insurance carrier.

         Credit life insurance for credit card customers insures the life of the borrower (and any joint borrower) and provides for the payment to the primary beneficiary (the lender) in the event of the borrower's death of a benefit generally equal to the unpaid principal balance, subject to a maximum amount equal to the lesser of the borrower's balance at the date of death or $10,000. Credit disability and unemployment insurance for credit card customers generally provide for the payment of the minimum monthly payment required on the debt outstanding at the commencement of the primary borrower's inability to work as a result of disability or involuntary unemployment, until the customer is able to return to work or obtains other employment, subject to a maximum equal to the lesser of the borrower's balance at the date of unemployment or disability or $10,000.

         Commencing in 1992 and 1995, Colonial National and ANB, respectively, began offering to their credit card customers in certain states the option to purchase a debt cancellation agreement entitled Credit Protection Plus(R). Under the terms of the agreement, Colonial National or ANB will forgive the credit card borrower's balance in the event of the death or permanent disability of either the primary or joint (if purchased) credit card borrower up to the lesser of $10,000, the customer's balance or the customer's credit limit at the date of death or permanent disability. In addition, the agreement provides for the suspension of the contractual principal payment obligation and the wavier of all interest and service fees in the event that either the primary or joint (if purchased) credit card borrower is unable to work due to involuntary unemployment or short-term disability commencing from the date of initial unemployment and disability to the lesser of twelve months or the date the customer is able to return to work or obtains other employment. The Banks have purchased from the Company's insurance subsidiaries insurance protection against excess losses, as defined, incurred from providing these services.

         The Company also offers other specialty based insurance products to its customers. In consideration the lending institution receives an expense reimbursement percentage of insurance revenues collected. One of the Company's insurance subsidiaries began direct underwriting of an indemnity policy which protects ABS's interest in the business equipment leased to its customers against loss arising from certain perils.

         Approximately 90% of the Company's total insurance revenues are derived from the offering of the combined insurance product to credit card customers of Colonial National and ANB.

ADVANTA PARTNERS

Advanta Partners LP is a private venture capital equity investment firm formed in 1994. The firm focuses primarily on growth capital financings, restructurings and management buyouts in the financial services and information services industries. The investment objective of Advanta Partners is to earn attractive returns by building the long-term values of the businesses in which it invests. Advanta Partners combines transaction expertise, management skills and a broad contact base with strong industry- specific knowledge which is further enhanced by its relationship with the Company.

                                                  Advanta Corp. and Subsidiaries


DEVELOPMENTAL INITIATIVES

The Company has initiated a number of new programs focused on creating new products, entering new markets and expanding the Company's channels of delivery. As part of the Company's expansion into new markets, in 1995 the Company formed a joint venture with The Royal Bank of Scotland to market, issue and service bankcards in the United Kingdom. While initial test mailings have generated positive response, this effort was not material to the Company in 1995. The Company believes that the joint venture will not be material to earnings in 1996. Additionally, the Company has developed and launched several branded credit card products. The Company is continuing to explore new product concepts and expects to introduce new products in 1996. (See "Advanta Personal Payment Services"). Simultaneously, the Company is exploring new technologies and delivery systems related to payment services. In 1995 the Company formed a unit within Advanta Personal Finance that is expected to conduct business within automobile finance. The Company continues to engage in research development activities with respect to products and services outside the financial services sector.

DEPOSIT, SAVINGS AND INVESTMENT PRODUCTS

The Company offers a range of insured deposit products through Colonial National and ANB and offers uninsured investment products of Advanta Corp. through both direct retail and underwritten sales of debt securities. In October 1995, the Company ceased selling subordinated retail investment notes, and instead began offering senior retail investment notes which (like the previous subordinated notes) are marketed by print advertising and direct mail solicitations to existing and prospective individual investors. In addition to the senior retail investment note program, the Company has filed a senior debt shelf registration with the Securities and Exchange Commission covering $1 billion of securities. As of December 31, 1995 $655 million was outstanding and $325 million remained available for sale under this shelf. The Company also filed a "universal shelf" registration statement in June 1995 for $500 million of debt and/or equity securities. In July 1995, $92.5 million of 6 3/4% Convertible Class B Preferred Stock was issued under that shelf. Investments in the Company's senior debt securities are primarily marketed to institutional investors. In addition, the Company has further diversified its funding capacity through the ability to borrow under a $510 million committed revolving bank line of credit from a consortium of domestic and international banks.

         Bank deposit products include at Colonial National: demand deposits, money market savings accounts, statement savings accounts, and retail certificates of deposit; and at both Colonial National and ANB: large denomination certificates of deposit (certificates of $100,000 or more). Consumer deposit business at Colonial National is generated from repeat sales to existing depositors and from new depositors attracted by newspaper advertising and direct mail solicitations. ANB is limited to the issuance of deposits having a minimum size of $100,000.

         The deposits and senior debt securities of the Banks continue to have investment grade ratings from the nationally recognized rating agencies. These ratings, which were first achieved in 1993 for Colonial National, and in 1995 for ANB, have allowed the Banks to further diversify their funding sources.
The Banks, in September 1995, filed an offering circular with the Office of the Comptroller of the Currency for $2 billion in senior bank term debt and $250 million in subordinated bank term debt. As of December 31, 1995, $348 million of senior bank debt was outstanding under that offering circular.

         In addition to the funding diversity provided by the debt issuance capacity of the Company and the debt and deposit raising capabilities of the Banks, Advanta Financial Corp. ("AFC") has been taking deposits in the form of certificates of deposit since January 1992. AFC is an FDIC-insured industrial loan corporation organized under the laws of the State of Utah. As of December 31, 1995, AFC's funding capacity was not material to the Company.

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

         Registration as a bank holding company would subject the Company and its subsidiaries to inspection and regulation by the Federal Reserve Board. Although the Company has no plans to register as a bank holding company at this time, the Company believes that registration would not restrict, curtail, or eliminate any of its activities at current levels, except that some portions of the current business operations of the Company's insurance subsidiaries would have to be discontinued, the effects of which would not be material. However, the Company is actively exploring additional lines of business, some of which the Company might not be able to pursue as a registered bank holding company under the BHCA.

         Under CEBA, neither ANB nor AFC is considered a "bank" for purposes of the BHCA, and so the Company's ownership of these institutions does not impact the Company's exempt status under the BHCA. ANB is a "credit card bank" under CEBA, and as such is subject to certain restrictions, including that it may only engage in credit card operations, it may not offer checking or transaction accounts, and it may only accept time deposits in amounts of $100,000 or more. However, unlike Colonial National, ANB's growth is not limited to 7% per annum.

COLONIAL NATIONAL BANK USA AND ADVANTA NATIONAL BANK (THE "BANKS")

The Company acquired Colonial National in 1982 and organized ANB in 1995. Both of the Banks are national banking associations organized under the laws of the United States of America. Colonial National's headquarters (which is also its sole branch) is located in Claymont, Delaware, and ANB's only office, its headquarters, is located in Wilmington, Delaware. ANB was chartered to complement the credit card activities of Colonial National. ANB is a "credit card bank," a class of FDIC-insured depository institution created under CEBA, which can only engage in credit card operations, can only

                                                  Advanta Corp. and Subsidiaries


accept deposits in denominations of $100,000 or more, may not offer transaction (e.g., checking) accounts, may only maintain one office for the collection of deposits, and may not engage in commercial lending activities. The Company conducts substantially all of its consumer credit card lending business through the Banks, and conducts a large portion of its mortgage lending business through Colonial National.

         Under Federal law, the Banks may "export" (i.e., charge its customers resident in other states) the finance charges permissible under the law of their state of domicile, Delaware, which state has no usury statute applicable to banks. Consistent with prevailing industry practice, the Company also exports credit card fees (including, for example, annual fees, late charges, returned payment check fees and fees for exceeding credit limits) permitted under Delaware law. There is no precedent clearly applicable to the Banks as to the permissibility of exporting such fees. In a case involving this issue (to which the Company was not a party), the United States Court of Appeals for the First Circuit ruled that the Commonwealth of Massachusetts did not have the power to prevent a Delaware state-chartered financial institution from charging Massachusetts residents credit card fees in excess of those allowed under Massachusetts law. The United States Supreme Court declined to consider an appeal of the First Circuit's decision, and so that decision became final in 1992. However, litigation involving this issue has been initiated against various credit card issuers in other states, including one such lawsuit filed against Colonial National in the Court of Common Pleas, Philadelphia County, Pennsylvania on June 28, 1995, and there can be no assurance that either or both of the Banks will not also be named as defendants in future lawsuits or administrative actions challenging the fees and charges which they assess residents of other states. The Supreme Courts of California, Colorado and New Jersey have recently handed down decisions in similar actions. The California and Colorado Supreme courts opined that federal law governed late fees and found for the respective defendant banks, while the New Jersey Supreme Court found that late payment fees are not interest, and that, therefore, state law is not preempted by federal law with respect to such late fees. On January 19, 1996, the U.S. Supreme Court accepted an appeal of the California Supreme Court decision which found that the charge in question was governed by federal law and was therefore proper. Such actions and similar actions which may be brought in other states as a result of such actions, if resolved adversely to bank credit card issuers and, if supported by the U.S. Supreme Court, could have the effect of limiting certain charges, other than periodic finance charges, that could be assessed on credit card accounts of residents of such states and could require credit card issuers such as the Banks to pay refunds and civil penalties with respect to charges previously imposed on cardholders in such states. The Company cannot quantify the impact on its business, as a result of possible loss of fees, penalties or other sanctions, that could result from an adverse determination on this issue in one or more states.

         The Banks are subject primarily to regulation and periodic examination by the Office of the Comptroller of the Currency (the "Comptroller"). Such regulation relates to the maintenance of reserves for certain types of deposits, the maintenance of certain financial ratios, transactions with affiliates and a broad range of other banking practices. As national banks, the Banks are subject to provisions of federal law which restrict their ability to extend credit to their affiliates or pay dividends to their parent company. See "Dividends and Transfers of Funds."

         The Banks are subject to capital adequacy guidelines approved by the Comptroller. These guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. As of December 31, 1995, the minimum required ratio of total capital to risk-weighted assets (including certain off-balance sheet items) was 8%. At least half of the total capital is to be comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock ("Tier 1 capital"). The remainder may consist of other preferred stock, certain hybrid debt/equity instruments, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses ("Tier 2 capital"). In addition, the Comptroller has also adopted a minimum leverage ratio (Tier 1 capital divided by total average assets) of 3% for national banks that meet certain specified criteria, including that they have the highest regulatory rating. Under this guideline, the minimum leverage ratio would be at least 1

                                                  Advanta Corp. and Subsidiaries


or 2 percentage points higher for national banks that do not have the highest regulatory rating, for national banks undertaking major expansion programs, and
for other national banks in certain circumstances.   As of December 31, 1995,
Colonial National's Tier 1 capital ratio was 7.30%, its combined Tier 1 and Tier 2 capital ratio was 11.56%, and its leverage ratio was 6.79%. At December 31, 1995, ANB's Tier 1 capital ratio was 8.04%, its combined Tier 1 and Tier 2 capital ratio was 12.28%, and its leverage ratio was 7.87%.

         Recognizing that the risk-based capital standards address only credit risk (and not interest rate, liquidity, operational or other risks), the Comptroller has indicated that many national banks will be expected to maintain capital in excess of the minimum standards. As indicated above, both of the Banks' respective capital levels currently exceed the minimum standards. To date, the Comptroller has not required either of the Banks to maintain capital in excess of the minimum standards. However, there can be no assurance that such a requirement will not be imposed in the future, or if it is, what higher standard will be applicable.

         In addition, pursuant to certain provisions of the FDIC Improvement Act of 1991 ("FDICIA") and regulations promulgated thereunder, FDIC insured institutions such as the Banks may only accept brokered deposits without FDIC permission if they meet certain capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are "well-capitalized." To be "well-capitalized," a bank must have a ratio of total capital to risk-weighted assets of not less than 10%, Tier 1 capital to risk-weighted assets of not less than 6%, and a Tier 1 leverage ratio of not less than 5%. Based on the applicable standards under these regulations, both of the Banks are currently "well-capitalized," and the Company intends to maintain both Banks as "well-capitalized" institutions.

ADVANTA FINANCIAL CORP.

In January 1992, Advanta Financial Corp. ("AFC") opened for business and began accepting deposits. AFC is an FDIC-insured industrial loan corporation organized under the laws of the State of Utah and is subject to examination and regulation by both the FDIC and the Utah Department of Financial Institutions. At December 31, 1995, AFC had deposits of $38 million and total assets of $78 million. Currently, AFC's principal activities consist of small ticket equipment lease financing and issuance of the "Advanta business card" credit card marketed by ABS. The Company anticipates that AFC's managed receivables base of Advanta business card loans will grow significantly in 1996.

LENDING AND LEASING ACTIVITIES

The Company's activities as a lender are also subject to regulation under various federal and state laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Community Reinvestment Act, the Electronic Funds Transfer Act, and the Fair Credit Reporting Act. Provisions of those statutes, and related regulations, among other matters, require disclosure to borrowers of finance charges in terms of an annual percentage rate, prohibit certain discriminatory practices in extending credit, require the Company's FDIC-insured depository institutions to serve the banking needs of their local communities, and regulate the dissemination and use of information relating to a borrower's creditworthiness. Certain of these statutes and regulations also apply to the Company's leasing activities. In addition, Advanta Mortgage, Advanta Finance and their respective subsidiaries are subject to licensure and regulation in various states as mortgage bankers, mortgage brokers, and originators, sellers and servicers of mortgage loans.

DIVIDENDS AND TRANSFERS OF FUNDS

There are various legal limitations on the extent to which Colonial National, AFC or ANB can finance or otherwise supply funds through dividends, loans or otherwise to the Company and its affiliates. The prior approval of the Comptroller is required if the total of all dividends declared by either of the Banks in any calendar year exceeds that institution's net profits (as defined) for that year combined with its retained

                                                  Advanta Corp. and Subsidiaries


net profits for the preceding two years, less any required transfers to surplus accounts. In addition, neither Colonial National nor ANB may pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. The Comptroller also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in any unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Comptroller could claim that a dividend payment might under some circumstances be an unsafe or unsound practice.

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

REGULATION OF INSURANCE

The insurance subsidiaries are subject to the laws and regulations of, and supervision by, the states in which they are domiciled or have obtained authority to transact insurance business. These states have adopted laws and regulations which govern all marketing, administration and financial operations of an insurance company, including dividend payments and financial solvency. In addition, the insurance subsidiaries have registered as an Arizona Holding Company which requires approval of transactions between all affiliated entities.

         The maximum dividend that any of the insurance subsidiaries can distribute to its parent in any twelve month period without prior approval of the State of Arizona Department of Insurance is the lesser of 10% of the subsidiary's statutory surplus or its net income for any given twelve month period (if a life insurance company) or net investment income (if a property and casualty insurance company).

         The State of Arizona has adopted minimum risk-based capital standards as developed by the National Association of Insurance Commissioners.
Risk-based capital is the quantification of an insurer's surplus requirements based on financial balances and underwriting activity risks. The ratio of an insurer's total adjusted capital and surplus, as defined, is compared to various levels of risk-based capital to determine what intervention, if any, is required by either the insurance company or an insurance department. All of the insurance companies meet all risk-based capital standards and require no action by any party.

         The Company's insurance subsidiaries reinsure risks whose underwriting insurance practices and rates are regulated in part or fully by state insurance departments. These rates are continually being reviewed and modified by the state insurance departments based on prior historical experience. Any modifications may impact the future profitability of the Company's insurance subsidiaries.

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

                                                  Advanta Corp. and Subsidiaries



         Various legislative proposals have been introduced in Congress in recent years, including, among others, proposals relating to imposing a statutory cap on credit card interest rates, permitting affiliations between banks and commercial or securities firms, and proposals which would place new restrictions on a lender's ability to utilize prescreening of consumers' credit reports through credit reporting agencies (credit bureaus) in connection with the lender's direct marketing efforts. It is impossible to determine whether any of these proposals will become law and, if so, what impact they will have on the Company.

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

         In both domestic and international VISA and MasterCard markets, the Company competes with national, regional, and local issuers. Additionally, American Express, and the Discover Card represent additional competition in the general purpose credit card markets in the United States. The Company does not believe that single purpose credit cards such as oil company, department store or telephone credit cards represent a significant competitive threat. A large segment of customers have been attracted to credit card issuers largely on the basis of product features, including price and credit limit; as such, customer loyalty may be limited. As a result, account and balance attrition can be significant factors in the credit card industry.

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

EMPLOYEES

As of December 31, 1995, the Company had 2,409 employees, up from 1,753 employees at the end of 1994. The Company believes that it has good relationships with its employees. None of its employees are represented by a collective bargaining unit.

CAUTIONARY STATEMENTS

Information or statements provided by the Company from time to time may contain certain "forward-looking information" including information relating to anticipated growth in earnings per share, anticipated

                                                  Advanta Corp. and Subsidiaries


returns on equity, anticipated growth in managed loans outstanding and credit card accounts, anticipated net interest margins, anticipated operations costs and employment growth, anticipated marketing expense or anticipated delinquencies and charge-offs. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information. Many of the following important factors discussed below as well as other factors have also been discussed in the Company's prior public filings.

         The Company cautions readers that any forward-looking information provided by the Company is not a guarantee of future performance and that actual results may differ materially from those in the forward-looking information as a result of various factors, including but not limited to:

         -- The impact of repricing accounts and the overall product mix of accounts on the Company's net interest margins; the actual amount of accounts (and related loan balances) repriced and the level and type of account originations at that time; and the ability of the Company on a competitive basis to use account management techniques to retain repriced accounts and the related loan balances. If the repriced accounts experience greater attrition than expected it could have an adverse financial effect on the Company.

         -- Increased credit losses (including increases due to a worsening of general economic conditions and decreases in property values), increased collection costs associated with rising delinquency levels, costs associated with an increase in the number of customers seeking protection under the bankruptcy laws, resulting in accounts being charged off as uncollectible, and costs and other effects of fraud by third parties or customers.

         -- Intense and increasing competition from numerous providers of financial services who may employ various competitive strategies. The Company faces competition from national, regional and local issuers of bankcards in each of its markets, some of which have substantially greater resources than the Company. Additionally, the Company competes with other general purpose credit card providers. More of the Company's competitors have begun pricing credit card products at attractive interest rates, including rates at or below those currently charged by the Company.

         -- The effects of interest rate fluctuations on the Company's net interest margin and the value of its assets and liabilities; the impact of the level of interest rates on mortgage prepayment activity; the continued legal or commercial availability of techniques (including interest rate swaps and similar financial instruments, loan repricing, hedging and other techniques) used by the Company to manage the risk of such fluctuations and the continuing operational viability of those techniques.

         -- Difficulties or delays in the securitization of the Company's receivables and the resulting impact on the cost and availability of such funding. Such difficulties and delays may result from changes in the availability of credit enhancement in securitizations, the current legal, regulatory, accounting and tax environment and adverse change in the performance of the securitized assets.

         -- Changes in the Company's aggregate accounts or loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing investment made by the Company, attrition of accounts and loan balances (to competing card issuers in connection with repricing of customers or otherwise) and general economic conditions and other factors beyond the control of the Company. For customers that are attracted to credit card issuers largely on the basis of price, customer loyalty may be limited.

                                                  Advanta Corp. and Subsidiaries



         -- The impact of "seasoning" (the average age of a lender's portfolio) on the Company's level of delinquencies and losses which may require higher loan loss provisions and one or two reserves for on-balance sheet assets, and may adversely impact credit card, mortgage and leasing securitization income. The addition of account originations or balances and the attrition of such accounts or balances could significantly impact the seasoning of the overall portfolio.

         -- The amount, and rate of growth in, the Company's expenses
            (including employee and marketing expenses) as the Company's business develops or changes and the Company expands into new market areas; the acquisition of assets (interest-earning, fixed or other); and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

         -- The amount, type and cost of financing available to the Company, and any changes to that financing; the effects of changes within the Company's organization or in its compensation and benefit plans; the activities of parties with which the Company has agreements or understandings, including any activities affecting any investment.

         -- Difficulties or delays in the development, production, testing and marketing of products or services, including, but not limited to, a failure to implement new product or service programs when anticipated, the failure of customers to accept these products or services when planned, losses associated with the testing of new products or services or financial, legal or other difficulties as may arise in the course of such implementation.

         -- The effects of, and changes in, monetary and fiscal policies, laws and regulations (financial, consumer regulatory or otherwise), other activities of governments, agencies and similar organizations, and social and economic conditions, such as inflation, and changes in taxation of the Company's earnings.

         -- The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims and changes in those items, developments or assertions by or against the Company or its subsidiaries; adoptions of new, or changes in existing, accounting policies and practices and the application of such policies and practices.

ITEM 2.  PROPERTIES.

The Company leases an aggregate of approximately 213,000 square feet of office space in five office buildings located in Horsham, Pennsylvania, a Philadelphia suburb, and owns three buildings in Horsham aggregating approximately 218,000 square feet. The Company also leases an aggregate of approximately 88,000 square feet of office space for its Advanta Mortgage and Advanta Finance offices in Arizona, California, Colorado, Maryland, Missouri, Pennsylvania and Virginia. In New Jersey, Advanta Business Services owns a 56,000 square foot building and leases an aggregate of approximately 21,000 square feet of office space. In Utah, Advanta Financial Corp. leases an aggregate of approximately 7,000 square feet of office space.

         The Company's principal executive offices are currently located in approximately 33,000 square feet of owned space in Horsham, Pennsylvania. ANB's and Colonial National's respective principal operating offices are currently located in approximately 88,000 square feet of leased space in two office buildings in Delaware.

                                                  Advanta Corp. and Subsidiaries


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

                                                                                                        DATE
                             NAME                AGE                     OFFICE                       ELECTED
                             ----                ---                     ------                       -------
                 Dennis Alter                     53    Chairman of the Board                           1972

                 Alex W. Hart                     55    Chief Executive Officer and                     1995
                                                        Director

                 Richard A. Greenawalt            52    President, Chief Operating Officer and          1987
                                                        Director

                 William A. Rosoff                52    Vice Chairman                                   1996

                 James J. Allhusen                47    Executive Vice President                        1995

                 James W. John                    45    Senior Vice President, Administration           1994

                 Arthur D. Kranzley               45    Senior Vice President                           1995

                 Albert E. Lindenberg             43    President and Director, Advanta                 1988
                                                        Business Services

                 Robert A. Marshall               55    Executive Vice President and Group              1993
                                                        Executive, Advanta Personal Payment
                                                        Services

                 Charles H. Podowski              49    President and Director, Advanta                 1995
                                                        Insurance Companies

                 Milton Riseman                   59    President and Director, Advanta                 1994
                                                        Mortgage Corp. USA and Subsidiaries

                 John W. Roblin                   50    Senior Vice President and Chief                 1995
                                                        Information Officer, Advanta Personal
                                                        Payment Services

                 David D. Wesselink               53    Senior Vice President and Chief                 1993
                                                        Financial Officer

                 Ronald W. Averett                39    Vice President                                  1988

                 Jeffrey D. Beck                  47    Vice President and Treasurer                    1992

                 John J. Calamari                 41    Vice President, Finance                         1988

                 Katharin S. Dyer                 38    Vice President, Marketing                       1992

                                                  Advanta Corp. and Subsidiaries


                 Michael A. Girman                46    Vice President, Audit and Control               1991

                 John B. Hofmann                  49    Vice President, Human Resources                 1987

                 Edward E. Millman                44    Vice President and Chief Financial              1993
                                                        Officer, Advanta Personal Payment
                                                        Services

                 Gene S. Schneyer                 42    Vice President, Secretary and General           1989
                                                        Counsel



Mr. Alter became Executive Vice President and a director of the Company in 1967. He was elected President and Chief Executive Officer in 1972, and Chairman of the Board of Directors in August 1985. In February 1986, he relinquished the title of President, and in August 1995 he relinquished the title of Chief Executive Officer.

Mr. Hart joined the Company in March 1994 as a Director and Executive Vice Chairman. He became Chief Executive Officer in August 1995. For the five years prior to joining the Company he had been President and Chief Executive Officer of MasterCard International, Inc., a worldwide association of over 29,000 member financial institutions. Prior to joining MasterCard in November 1988, Mr. Hart was Executive Vice President of First Interstate Bancorp, Los Angeles, California.

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

Mr. Rosoff, age 52, joined the Company in January 1996 as a Director and Vice Chairman. Prior to joining the Company, Mr. Rosoff was a long time partner of the law firm of Wolf, Block, Schorr and Solis-Cohen, the Company's outside counsel, where he advised the Company for over 20 years. While at Wolf, Block, Schorr and Solis-Cohen he served as Chairman of its Executive Committee and, immediately before joining the Company, as a member of its Executive Committee and Chairman of its Tax Department. Mr. Rosoff is a Trustee of RPS Realty Trust.

Mr. Allhusen was elected Executive Vice President of the Company in October 1995. Prior to joining the Company, from 1990 Mr. Allhusen served Standard Chartered Bank in various capacities, most recently as General Manager for the Middle East and South Asia region located in Dubai, United Arab Emirates. Prior to joining Standard Chartered Bank, Mr. Allhusen worked for Household Bank from 1986 to 1990 as its President, Midwest Division.

Mr. John joined the Company in June 1994 as Senior Vice President, Administration. From April 1989 until joining the Company, Mr. John was with MasterCard International where he was Executive Vice President responsible for Canada, Latin America, and the Caribbean Regions. From 1983 until joining MasterCard International, Mr. John was Vice President of First Interstate Bancorp where he was responsible for a wide range of activities in consumer banking and operations.

Mr. Kranzley was elected Senior Vice President of the Company in October 1995. For five years prior to joining the Company Mr. Kranzley was Senior Vice President and General Manager of Debit Products for MasterCard International. In this capacity Mr. Kranzley also served as President and Chief Executive Officer of Maestro U.S.A., Inc., the membership corporation of the Maestro global, on-line point-of-sale debit program in the United States.

                                                  Advanta Corp. and Subsidiaries



Mr. Lindenberg had been the Chairman of the Board and President of an equipment leasing business, LeaseComm Financial Corporation, from that company's inception in June 1985 until its purchase by the Company. Following the acquisition, Mr. Lindenberg was elected President and Chief Executive Officer of Advanta Business Services, the successor to LeaseComm. Prior to starting LeaseComm, Mr. Lindenberg had been with First Pennsylvania Bank, Philadelphia, Pennsylvania since 1982, where he had served in various capacities, most recently as Vice President of the national division responsible for that bank's commercial lending activities in leasing and electronics.

Mr. Marshall joined the Company in January 1988 and was elected Senior Vice President in February 1988. In August 1993 he was elected Executive Vice
President and Group Executive, Advanta Personal Payment Services.   Prior to
joining the Company, from July 1987 he was Chief Operations Officer of a Scudder, Stevens & Clark joint venture. Prior to that, Mr. Marshall served in various capacities at Citibank from 1976. At the time he left Citibank, he was a Senior Vice President of Citicorp Retail Services, managing a major portion of its client relationships.

Mr. Podowski was elected President of Advanta Insurance Companies in April 1995. Prior to joining the Company Mr. Podowski served CIGNA Corporation in various capacities for seventeen years, most recently as Senior Vice President in their International Division, with responsibility for CIGNA's life subsidiaries in Asia and Australia. Prior to joining CIGNA Mr. Podowski worked for The Chase Manhattan Bank, N.A.

Mr. Riseman came to the Company in June 1992 as Senior Vice President, Administration. In February 1994, Mr. Riseman became President and Director of Advanta Mortgage Corp. USA and its subsidiaries. Prior to joining the Company, Mr. Riseman had 27 years experience with Citicorp, most recently as Director of Training and Development. Prior to that he held Citicorp positions as Business Manager for the Long Island Region, Head of Policy and Administration for New York's Retail Bank, and Chairman of Citicorp Acceptance Co. which was involved in the financing and leasing of autos and financing of mobile homes.

Mr. Roblin became Senior Vice President and Chief Information Officer, Advanta Personal Payment Services, in December 1994. Prior to joining the Company, Mr. Roblin spent nineteen years with the Chubb Group of Insurance Companies in Warren, New Jersey holding a variety of positions. He was the Chief Information Office and a Managing Director of Chubb from 1986 through 1991. In 1991 he joined USF&G in Baltimore as Chief Information Officer and Senior Vice President until 1993. After a year as an independent consultant, he briefly joined the Personal Lines Division of the Travelers Insurance Companies in Hartford, Connecticut as Chief Information Officer from May, 1994 to November, 1994.

Mr. Wesselink joined the Company in November 1993 as Senior Vice President and Chief Financial Officer after serving as Vice President and Treasurer of Household International for the previous seven years. Prior to that, he served in various capacities at Household from 1971, including Vice President and Director of Research, Group Vice President and Chief Financial Officer, and Senior Vice President and Chief Financial Officer of Household Finance Corporation.

Mr. Averett came to the Company as Vice President in January 1988. Prior to joining the Company, Mr. Averett worked with Citicorp from 1980 to 1987. Most of this tenure was in a retail credit card division (CRS) holding a wide array of positions from financial analyst to credit cycle manager and eventually Regional Collections Manager.

Mr. Beck joined the Company in 1986 as Senior Vice President of Colonial National and was elected Vice President and Treasurer in 1992. Prior to joining the Company, he was Vice President at Fidelity Bank, N.A., responsible for asset/liability planning, as well as for managing a portfolio of investment securities held at the bank. From 1970 through 1980, he served in various treasury and planning capacities for Wilmington Trust Company.

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

Mr. Millman joined the Company in September 1989 and was elected Assistant Treasurer in July 1990. Prior to joining the Company, Mr. Millman served as Director of Financial Planning for Knight-Ridder, Inc. from March 1987 to January 1988, and as Chief Financial Officer of Osteotech, Inc. from January 1988 to September 1989. Mr. Millman was elected Vice President, Corporate Funds Management in August 1991, and Vice President and Chief Financial Officer, Advanta Personal Payment Services in December 1993.

Mr. Schneyer joined the Company as Associate General Counsel in September 1986 and was elected to the offices of Vice President, Secretary and General Counsel in March 1989. Prior to joining the Company, from October 1983 Mr. Schneyer was an attorney in the Legal Department of Allied-Signal, Inc., Morristown, New Jersey.

                                                Advanta Corp. and Subsidiaries

                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

COMMON STOCK PRICE RANGES AND DIVIDENDS

The Company's common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbols ADVNB (non-voting common stock) and ADVNA (voting common stock).

Following are the high, low and closing sale prices and cash dividends declared for the last two years as they apply to each class of stock:


                                                  Cash
                                               Dividends
Quarter Ended:          High     Low    Close   Declared
--------------------------------------------------------
March 1994             $33.25  $26.00   $29.25   $ .06
June 1994               37.50   28.75    32.25     .06
September 1994          34.75   26.50    29.25     .06
December 1994           30.50   23.25    25.25     .08


March 1995              32.25   24.50    31.25     .08
June 1995               38.75   30.75    37.75     .08
September 1995          42.50   36.00    42.50     .08
December 1995           45.00   35.13    36.38     .108
--------------------------------------------------------


Class A:
--------------------------------------------------------
March 1994             $36.00   $26.50  $31.50   $ .05
June 1994               41.75    30.50   35.63     .05
September 1994          37.50    28.25   30.13     .05
December 1994           33.50    24.25   26.25     .067


March 1995              34.75    25.50   33.50     .067
June 1995               42.50    33.00   41.69     .067
September 1995          46.25    39.50   45.00     .067
December 1995           48.88    37.50   38.25     .09
========================================================

At December 31, 1995, the Company had approximately 930 and 700 holders of record of Class B and Class A common stock, respectively.




ITEM 6.  SELECTED FINANCIAL DATA.

Financial Highlights

(In thousands, except per share amounts)                               Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Five-Year
                                            1995       1994        1993         1992         1991         1990         CAGR(2)
---------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
  Net operating revenues(1)          $   615,914 $  447,837  $  334,224   $  266,320    $ 207,347   $  139,948           34%
    Net interest income                   72,900     70,381      78,644       73,176       73,990       62,964            3
    Noninterest revenues                 543,014    395,808     255,580      193,144      133,357       85,894           45
  Provision for credit losses             53,326     34,198      29,802       47,138       55,461       42,411            5
  Operating expenses                     350,685    266,784     181,167      142,082      112,567       83,917           33
  Income before income taxes and
    extraordinary items                  211,903    165,207     123,255       77,100       39,319       22,530           57
  Income before extraordinary items      136,677    106,063      77,920       48,037       25,165       15,095           55
  Net income                             136,677    106,063      76,647       48,037       25,165       15,095           55
---------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
  Income before
    extraordinary items              $      3.20  $    2.58   $    1.95    $    1.38    $     .81    $     .53           43%
  Net income                                3.20       2.58        1.92         1.38          .81          .53           43
  Cash dividends declared(3)
    Class B                                 .348       .260        .200         .104          N/A          N/A            *
    Class A                                 .290       .217        .167         .107         .063         .037           51
  Book value                               14.35      11.12        8.82         5.22         3.70         2.60           41
  Average shares used to
    compute EPS(4)                        42,670     41,046      39,777       34,590       31,044       28,053            9
  Closing stock price
    Class B                                36.38      25.25       29.00        19.33          N/A          N/A            *
    Class A                                38.25      26.25       33.25        21.58        11.50         3.33           63
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION--YEAR END
  Investments and money
    market instruments               $ 1,090,047 $  671,661  $  542,222   $  521,567   $  270,267   $  187,631           42%
  Gross receivables
    Owned                              2,762,927  1,964,444   1,277,305      998,244    1,273,420    1,129,493           20
    Securitized                        9,452,428  6,190,793   3,968,856    2,721,726    1,573,164      980,856           57
    Managed                           12,215,355  8,155,237   5,246,161    3,719,970    2,846,584    2,110,349           42
  Total assets
    Owned                              4,524,259  3,113,048   2,140,195    1,775,067    1,716,350    1,450,942           26
    Managed                           13,976,687  9,303,841   6,109,051    4,496,793    3,289,514    2,431,798           42
  Deposits                             1,906,601  1,159,358   1,254,881    1,204,486    1,205,035    1,052,322           13
  Long-term debt                         587,877    666,033     368,372      173,668      112,609       80,990           49
  Stockholders' equity                   672,964    441,690     342,741      174,870      118,859       70,895           57
  Stockholders' equity and
    long-term debt                     1,260,841  1.107,723     711,113      348,538      231,468      151,885           53
---------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
  Return on average assets                  4.06%      4.47%       3.91%        2.82%        1.63%        1.09%           *
  Return on average common equity          26.15      26.97       27.50        33.32        27.09        23.28            *
  Return on average total equity           24.75      26.97       27.50        33.32        27.09        23.28            *
  Equity/Managed assets                     4.81       4.75        5.61         3.89         3.61         2.92            *
  Equity/Owned assets                      14.87      14.19       16.01         9.85         6.93         4.88            *
  Dividend payout                           9.97       9.24        9.56         7.69         7.85         6.90            *
  Managed net interest margin(5)            5.87       6.72        7.77         8.05         7.54         6.70            *
  As a percentage of managed
    receivables:
    Total loans 30 days or
      more delinquent                        3.3        2.7         3.6          5.0          5.6          6.0            *
    Net charge-offs                          2.2        2.3         2.9          3.4          3.2          2.7            *
    Other operating expenses                 2.9        3.7         4.1          4.4          4.6          4.5            *
===========================================================================================================================

(1)      Excludes gains on sales of credit card accounts in 1990 and 1994.
(2)      Compound annual growth rate from December 31, 1990.
(3) 1992 cash dividends include dividends for three quarters on the Class B common stock and the full year on the Class A common stock.
(4) Includes common stock equivalents. 1995 amount includes equivalent shares related to convertible preferred Class B stock.
(5) Combination of owned interest-earning assets/interest-bearing liabilities and securitized credit card assets/liabilities.
 *       Not meaningful.

                                                  Advanta Corp. and Subsidiaries


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS

OVERVIEW

Net income for 1995 of $136.7 million increased $30.6 million or 29% from the $106.1 million reported for 1994. Earnings per share of $3.20 advanced 24% from the $2.58 reported for 1994. The higher earnings resulted primarily from substantial growth in average managed receivables, partially offset by the contraction in the managed net interest margin. Additionally, disciplined cost management and continued strong credit quality performance enhanced the financial results.

         Earnings grew in 1995 primarily as a result of a 56% increase in average managed receivables, from $6.1 billion in 1994 to $9.5 billion in 1995, partially offset by an approximate 13% contraction in the managed net interest margin. As a majority of the receivables continue to be securitized, the Company records the net earnings on these securitized receivables as noninterest revenues. Noninterest revenues of $543.0 million in 1995 increased $147.2 million or 37% from $395.8 million in 1994. This increase was primarily due to a 62% increase in average securitized receivables. In 1995, the Company's venture capital unit, Advanta Partners LP, recorded $15.4 million of equity securities gains which are included in noninterest revenues. In 1994, noninterest revenues included an $18.4 million gain on the sale of $150 million of credit card customer relationships. Total other operating expenses (excluding the amortization of credit card deferred origination costs, net) increased only 22% despite the 56% growth in average managed receivables. Thus, the operating expense ratio decreased to 2.9% in 1995 from 3.7% in 1994. The total managed charge-off rate for 1995 fell to 2.2% from 2.3% in 1994.

         Average managed receivables have tripled from the $3.2 billion reported in 1992. This receivable growth has greatly contributed to higher net income and earnings per share. The Company intends to continue pursuing a strategy of receivable growth with a goal of increasing average managed receivables by 40% or more in 1996. A significant component of this growth strategy is the Company's continuing efforts to market "risk-adjusted" credit card products, whereby credit cards are issued with lower rates to customers whose credit quality is expected to result in a lower rate of credit losses (the "risk-adjusted pricing strategy"). The Company's pricing structure on its credit card products also reflects low "introductory" credit card rates, which reprice upwards after an introductory period of up to one year. In 1995, as in 1994, the impact of these introductory rates was to reduce the managed net interest margin, as the success of the Company's marketing campaigns resulted in substantial growth of new receivables earning interest at the introductory rates. It is estimated that approximately $2.2 billion of receivables will reprice upwards in the first quarter of 1996. At repricing, most of the receivables on these credit cards will have been securitized, and consequently, the enhanced revenues on those receivables will be recorded primarily as increased noninterest revenues (securitization income). Although this will not affect the owned net interest margin, it is expected that it will positively impact the managed net interest margin.

         Net income for 1994 rose to $106.1 million or $2.58 per share. This reflects increases of 38% and 34%, respectively, from the $76.6 million or $1.92 per share reported in 1993. Earnings for 1994 increased primarily as a result of a $1.9 billion or 45% increase in average managed receivables, improvements in credit quality with the total managed charge-off rate decreasing from 2.9% in 1993 to 2.3% in 1994, and controlled growth in operating expenses. The 45% increase in average managed receivables and an $18.4 million gain on the sale of credit card customer relationships were the major factors in the $140.2 million or 55% increase in noninterest revenues to $395.8 million in 1994, from $255.6 million in 1993. Disciplined cost management resulted in other operating expenses increasing only 30% while average managed receivables grew 45%, lowering the operating expense ratio to 3.7% for 1994 from 4.1% in 1993.

                               EARNINGS PER SHARE

                                    [GRAPH]

               1991        1992       1993        1994        1995
               ---------------------------------------------------
               .81         1.38       1.92        2.58       $3.20

                                                  Advanta Corp. and Subsidiaries

NET INTEREST INCOME

Net interest income represents the excess of income generated from interest earning assets, including receivables, investments and money market instruments over the interest paid on interest-bearing liabilities, primarily deposits and debt.

         Net interest income of $72.9 million for 1995 increased $2.5 million or 4% from 1994 as a result of a $737 million or 37% increase in average interest earning assets, largely offset by a lower owned net interest margin, which fell to 2.80% in 1995 from 3.67% in 1994. The lower owned net interest margin primarily resulted from a 124 basis point increase in the cost of funds. The yield on average interest earning assets increased 45 basis points, but would have been considerably higher had it not been for the volume of credit card receivables issued at low "introductory" rates.

         Net interest income of $70.4 million for 1994 decreased $8.3 million or 11% from 1993 as a result of a lower owned net interest margin partially offset by a $336 million increase in average earning asset balances. The significant increase in credit cards offered at low "introductory" rates in 1994 compared to the previous year contributed to the lower owned net interest margin.

         Credit card, mortgage and lease receivable securitization activity shifts revenues from interest income to noninterest revenues. This ongoing securitization activity reduces the level of higher-yielding receivables on the balance sheet while proportionately increasing the balance sheet levels of new lower-yielding receivables and money market assets. Net interest income on securitized credit card balances is reflected in credit card securitization income. Net interest income on securitized mortgage loans is reflected in income from mortgage banking activities, and net interest income on securitized lease receivables is reflected in leasing revenues, net. All securitization income is included in noninterest revenues. See Note 1 to Consolidated Financial Statements.

         Average managed credit card receivables of $7.7 billion for 1995 increased $3.0 billion or 64% from 1994. This increase resulted from the very successful marketing of low introductory rate credit cards which generated approximately 1.7 million new accounts and from large volumes of balance transfers from both new and established cardholders. In 1995, average owned credit card receivables were $1.6 billion compared to $1.2 billion in 1994. Owned receivable balances would have been higher in both years had it not been for the securitization of $3.4 billion of credit card receivables in 1995 and $2.2 billion in 1994.

         Average managed mortgage loans increased to $1.5 billion in 1995, a 26% increase from $1.2 billion in 1994. The average balance of owned mortgage loans increased to $184.9 million in 1995 from $120.0 million in 1994 partially due to the strategic decision not to securitize mortgages in the fourth quarter of 1995. Mortgage loan originations of $773 million in 1995 were up $280 million or 57% from 1994. Yields on owned mortgage loans increased to 9.38% from 8.18% in 1994 reflecting a lower proportion of nonperforming loans on the balance sheet in 1995 versus the prior year. During 1994, the Company initiated a program to repurchase nonperforming loans from the securitization trusts (see discussion under "Provision for Credit Losses").

         Average managed lease receivables of $315 million increased $113 million or 56% from 1994. Average owned balances of leases increased only $24 million or 39% during 1995 due to the securitization of $146 million of lease receivables in 1995. Yields on owned leases decreased to 12.59% in 1995 from 14.36% in 1994.

         An increase in the owned average cost of funds occurred in 1995 as the cost of funds rose to 6.46% from 5.22% in 1994. The full effect of the rising rate environment that began in the first quarter of 1994 was experienced in 1995, as the Federal Funds rate (the rate at which banks borrow from one another) increased from 3.0% in early 1994 to 6.0% in midyear 1995. Consequently, the rollover of deposits and debt during 1995 was at higher rates than in 1994. The Company has utilized derivatives to manage the impact of rising rates on net income (see discussion under "Derivatives Activities").

         The following table provides an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets) for 1993 through 1995. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

                                                  Advanta Corp. and Subsidiaries
Interest Rate Analysis

($ in thousands)                                                Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                                        1995                             1994                            1993
                        -------------------------------   -------------------------------   ----------------------------
                          Average               Average      Average              Average     Average             Average
                          Balance     Interest    Rate       Balance   Interest    Rate       Balance  Interest    Rate
-------------------------------------------------------------------------------------------------------------------------
ON-BALANCE SHEET
Interest-earning assets:
 Receivables:
  Credit cards         $1,580,352    $ 163,637    10.35%  $1,171,266   $117,661    10.05%  $  899,650  $108,518    12.06%
  Mortgage loans          184,855       17,334     9.38      119,919      9,809     8.18      154,210    15,286     9.91
  Leases                   84,216       10,603    12.59       60,437      8,681    14.36       57,877    10,825    18.70
  Other loans               5,979          446     7.46        3,893        280     7.19        1,911       177     9.26
                       ----------    ---------            ----------   --------            ----------  --------
 Total receivables      1,855,402      192,020    10.35    1,355,515    136,431    10.06    1,113,648   134,806    12.10
 Federal funds sold       141,031        8,210     5.82      103,674      4,437     4.28       93,507     2,831     3.03
 Interest-bearing
   deposits               371,826       22,243     5.98      196,468     10,216     5.20      177,942     7,927     4.45
 Tax-free securities(1)    60,412        3,654     6.05       81,761      4,858     5.94       42,669     2,585     6.06
 Taxable investments      296,700       16,121     5.43      250,535     11,899     4.75      223,991    11,324     5.06
                       ----------    ---------            ----------   --------            ----------  --------
Total interest-earning
  assets(2)            $2,725,371    $ 242,248     8.89%  $1,987,953   $167,841     8.44%  $1,651,757  $159,473     9.65%
                       ==========    =========    =====   ==========   ========    =====   ==========  ========    =====
Interest-bearing
  liabilities:
 Deposits:
  Savings              $  270,550    $  17,728     6.55%   $ 269,583   $ 11,411     4.23%  $  214,351 $   6,984     3.26%
  Time deposits
    under $100,000        547,710       31,618     5.77      560,015     27,543     4.92      686,159    35,676     5.20
  Time deposits
  of $100,000 or more     380,918       23,466     6.16      217,683      9,314     4.28      268,064    10,729     4.00
                       ----------    ---------            ----------   --------            ----------  --------
 Total deposits         1,199,178       72,812     6.07    1,047,281     48,268     4.61    1,168,574    53,389     4.57
 Debt                     981,816       67,908     6.92      583,317     36,347     6.23      302,430    22,951     7.59
 Other borrowings         388,340       25,312     6.52      185,298     10,143     5.47       59,957     2,963     4.94
                       ----------    ---------            ----------   --------            ----------  --------
Total interest-bearing
liabilities             2,569,334      166,032     6.46    1,815,896     94,758     5.22    1,530,961    79,303     5.18
Net noninterest-
  bearing liabilities     156,037                            172,057                          120,796
                       ----------                         ----------                       ----------
Sources to fund
  interest-earning
  assets               $2,725,371    $ 166,032     6.09%  $1,987,953   $ 94,758     4.77%  $1,651,757  $ 79,303     4.80%
                       ==========    =========    =====   ==========   ========    =====   ==========  ========    =====
Net interest spread                                2.43%                            3.22%                           4.47%
                                                  =====                            =====                           =====
Net interest margin                                2.80%                            3.67%                           4.85%
                                                  =====                            =====                           =====
OFF-BALANCE SHEET
Average balance on
  securitized:
    Credit cards       $6,105,575                         $3,507,801                       $2,110,583
    Mortgage loans      1,355,383                          1,105,610                          895,237
    Leases                230,696                            141,421                           87,875
                       ----------                         ----------                       ----------
Total average securi-
  tized receivables     7,691,654                          4,754,832                        3,093,695
                       ----------                         ----------                       ----------
Total average managed
  receivables          $9,547,056                         $6,110,347                       $4,207,343
                       ==========                         ==========                       ==========
MANAGAGED NET
  INTEREST ANALYSIS(3)
Interest-earning
  assets               $8,830,946   $1,081,779    12.25%  $5,495,754   $665,009    12.10%  $3,762,340  $479,799    12.75%
Interest-bearing
  liabilities          $8,674,909   $  563,385     6.49%  $5,323,697   $295,880     5.56%  $3,641,544  $187,269     5.14%
Net interest spread                                5.76%                            6.54%                           7.61%
Net interest margin                                5.87%                            6.72%                           7.77%
========================================================================================================================

(1) Interest and average rate computed on a tax equivalent basis using a statutory rate of 35%.
(2) Includes assets held and available for sale, and nonaccrual loans and leases.
(3) Combination of owned interest-earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

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

($ in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                    1995 vs. 1994                        1994 vs. 1993
                                                           -----------------------------      -----------------------------
                                                                 Increase (Decrease)                  Increase (Decrease)
                                                                       Due to                               Due to
                                                           -----------------------------      -----------------------------
                                                           Volume       Rate       Total      Volume       Rate       Total
---------------------------------------------------------------------------------------------------------------------------
Interest income from
  Loan and lease receivables:
    Credit cards                                          $42,852   $  3,124     $45,976     $29,193   $(20,050)   $  9,143
    Mortgage loans                                          5,921      1,604       7,525      (3,068)    (2,409)     (5,477)
    Leases                                                  2,799       (877)      1,922         505     (2,649)     (2,144)
    Other loans                                               155         11         661         150        (47)        103
  Federal funds sold                                        1,888      1,885       3,773         335      1,271       1,606
  Interest-bearing deposits                                10,296      1,730      12,026         874      1,415       2,289
  Tax-free securities                                      (1,295)        92      (1,203)      2,325        (52)      2,273
  Taxable investments                                       2,376      1,846       4,222       1,294       (719)        575
                                                          -------   --------     -------     -------   --------     -------
Total interest income(1)                                   64,992      9,415      74,407      31,608    (23,240)      8,368
                                                          -------   --------     -------     -------   --------     -------
Interest expense on
  Deposits:
    Savings                                                    41      6,276       6,317       2,055      2,372       4,427
    Time deposits under $100,000                             (593)     4,668       4,075      (6,291)    (1,842)     (8,133)
    Time deposits of $100,000 or more                       8,925      5,227      14,152      (2,256)       841      (1,415)
    Debt                                                   27,158      4,403      31,561      18,125     (4,729)     13,396
    Other borrowings                                       12,907      2,262      15,169       6,829        351       7,180
                                                          -------   --------     -------     -------   --------     -------
Total interest expense                                     48,438     22,836      71,274      18,462     (3,007)     15,455
                                                          -------   --------     -------     -------   --------     -------
Net interest income                                       $16,554   $(13,421)    $ 3,133     $13,146   $(20,233)    $(7,087)
===========================================================================================================================

(1)      Includes income from assets held and available for sale.

MANAGED PORTFOLIO DATA

The Company analyzes its financial results on a managed assets basis in addition to analyzing data as reported under generally accepted accounting principles. The following table provides selected information on a managed basis, as well as a summary of the effects of credit card securitizations on selected line items of the Company's Consolidated Income Statements for the past three years.

($ in thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                             1995               1994              1993
----------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Average managed receivables                                           $ 9,547,056         $6,110,347        $4,207,343
Managed receivables                                                    12,215,355          8,155,237         5,246,161
Total managed assets                                                   13,976,687          9,303,841         6,109,051
Managed net interest margin (on a fully tax equivalent basis)                5.87%              6.72%             7.77%
As a percentage of gross managed receivables:
  Total loans 30 days or more delinquent                                      3.3%               2.7%              3.6%
  Net charge-offs                                                             2.2                2.3               2.9
Effects of Credit Card Securitizations on:
  Net interest income                                                 $  (442,178)        $ (296,046)       $ (212,360)
  Provision for credit losses                                             157,735             92,530            82,343
======================================================================================================================

         With respect to the above information on the effects of credit card securitizations, net interest income represents the amount by which net interest income would have been higher had the securitized receivables remained on the balance sheet. In addition, the provision for credit losses represents the amount by which the provision for credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses been equal to charge-offs. Both net interest income and the provision for credit losses described above are netted and included in other noninterest revenues in the Consolidated Income Statements.

                                                  Advanta Corp. and Subsidiaries

                           TOTAL MANAGED RECEIVABLES
                           ($ in millions)

                                    [GRAPH]

                                 1991        1992        1993       1994        1995
-------------------------------------------------------------------------------------
Serviced                         2,847      3,720       5,246       8,155     $12,215
Owned
-------------------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES

The provision for credit losses of $53.3 million in 1995 increased $19.1 million or 56% from $34.2 million in 1994. The increase was primarily due to the Company's desire to maintain a targeted level of reserve coverage of impaired assets on credit cards as well as to provide additional reserves against a possible downturn in the economy given an increase in impaired asset and delinquency levels. The owned impaired asset level on credit cards increased from $14.7 million in 1994 to $19.9 million in 1995. The total owned impaired asset level, however, decreased by $4.0 million from $43.3 million in 1994 to $39.3 million at the end of 1995. The higher 1994 level was due to the repurchase of approximately $50 million of nonperforming mortgage loans from the securitization trusts, an action undertaken in order to lower funding costs on those mortgages. In connection with these repurchases, the Company also transferred $13 million of off-balance sheet recourse reserves to on-balance sheet reserves. These repurchases increased the owned impaired asset level while having no impact on either the level of managed impaired assets or the provision for credit losses. At December 31, 1995, approximately $11.6 million of the loans repurchased during 1994 remained on the balance sheet as either nonperforming loans or other real estate owned.

         The provision for credit losses of $34.2 million in 1994 increased only $4.4 million or 15% from $29.8 million in 1993 despite a 22% increase in average owned receivables. The owned impaired asset level on credit cards was relatively flat in 1994 compared to 1993.

         A description of the credit performance of the loan portfolio is set forth under the section entitled "Credit Risk Management."

NONINTEREST REVENUES

($ in thousands)
--------------------------------------------------------------------
                                         1995        1994       1993
--------------------------------------------------------------------
Gain on sale of credit cards         $      0    $ 18,352   $      0
Other noninterest revenues:
  Credit card securitization
    income                            183,360     149,043     98,521
  Credit card servicing income        117,369      68,960     41,593
  Credit card interchange
    income                             92,439      71,740     56,107
  Income from mortgage
    banking activities                 50,541      37,586     24,146
  Leasing revenues, net                41,050      21,551     10,317
  Insurance revenues, net              27,654      12,734      9,249
  Equity securities gains              15,386           0          0
  Other credit card revenues           14,230      14,209     11,545
  Other                                   985       1,633      4,102
--------------------------------------------------------------------
Total other noninterest
  revenues                           $543,014    $377,456   $255,580
--------------------------------------------------------------------
Total noninterest revenues           $543,014    $395,808   $255,580
====================================================================

         Noninterest revenues of $543.0 million in 1995 increased $147.2 million or 37% from $395.8 million in 1994. This improvement resulted from a 74% growth in average securitized credit card receivables, a 63% growth in average securitized lease receivables and a $15.4 million equity securities gain on an investment held by the Company's venture capital unit, partially offset by a contraction in the net interest margin on the securitized credit card portfolio. The 1994 total reflected an $18.4 million gain on the sale of credit card customer relationships.

         Due to the securitization of credit card receivables, activity from securitized account balances normally reported as net interest income and charge-offs is reported in securitization income and servicing income, both of which are included in noninterest revenues. Credit card securitization income increased 23% to $183.4 million from $149.0 million in 1994 as a result of a 74% increase in average securitized credit card receivables from $3.5 billion in 1994 to $6.1 billion in 1995, partially offset by a contraction in the net interest margin. See Note 1 to Consolidated Financial Statements for further description of securitization income.

         Credit card securitization income is the excess of revenue collected on the securitized receivables, including interest and certain fees, over the related securitization trust expenses, including interest payments to investors in the trusts, charge-offs, servicing costs and transaction expenses. Credit card servicing income which represents fees paid to the Company for continuing to service accounts which

                                                  Advanta Corp. and Subsidiaries

                              NONINTEREST REVENUES
                              ($ in millions)

                                    [GRAPH]

                                             1991        1992       1993        1994        1995
------------------------------------------------------------------------------------------------
Other Noninterest Revenues                   133         193         256        396         $543
Credit Card Securitization Income
------------------------------------------------------------------------------------------------

have been securitized, increased to $117.4 million in 1995 from $69.0 million in 1994. Such fees generally approximate 2% of securitized receivables.

         Interchange income represents fees that are payable by merchants to the credit card issuer for sale transactions. For 1994 and 1993, interchange income on securitized credit cards has been reclassified from credit card securitization income to credit card interchange income. Total interchange income, which represents approximately 1.4% of credit card purchases, increased 29% to $92.4 million in 1995 from $71.7 million in 1994.

         During 1995, the Company securitized $542 million of mortgage loans compared to $456 million in 1994. Mortgage banking income of $50.5 million for 1995 increased 34% from $37.6 million in 1994. See Note 1 to Consolidated Financial Statements for a description of mortgage banking income.

         Leasing revenues, net, increased $19.5 million to $41.1 million in 1995 primarily due to a 63% growth in average securitized lease receivables from 1994. Insurance revenues, net, were $27.7 million in 1995, an increase of $15.0 million over 1994. This strong growth is attributed to the successful marketing of insurance products in the credit card, mortgage and leasing businesses.

         Noninterest revenues of $395.8 million in 1994 increased $140.2 million or 55% from $255.6 million in 1993, primarily due to increases in credit card securitization, servicing and interchange income, the gain on the sale of the credit card customer relationships, and higher leasing and insurance revenues.

OPERATING EXPENSES

($ in thousands)
----------------------------------------------------------------------------
                                                1995         1994       1993
----------------------------------------------------------------------------
Amortization of credit card
  deferred origination
  costs, net                                $ 72,258     $ 39,381   $  6,566
Other operating expenses:
  Salaries and employee
    benefits                                 116,681       88,681     65,469
  External processing                         28,407       22,618     16,604
  Marketing                                   25,374       32,339     18,742
  Credit card fraud losses                    20,029       16,654     13,779
  Postage                                     18,518       12,732      9,818
  Professional fees                           14,937       10,985     10,761
  Equipment expense                           12,751        9,293      6,550
  Telephone expense                           11,959        8,615      5,402
  Occupancy expense                            9,254        8,425      6,247
  Credit and collection
    expense                                    9,039        7,604      7,055
  Other                                       11,478        9,457     14,174
----------------------------------------------------------------------------
Total other operating
  expenses                                  $278,427     $227,403   $174,601
----------------------------------------------------------------------------
Total operating
  expenses                                  $350,685     $266,784   $181,167
============================================================================
At year end:
  Number of accounts
    managed (000's)                            5,031        3,968      2,827
  Number of employees                          2,409        1,753      1,614
For the year:
  Other operating expenses
    as a percentage of
    average managed
    receivables                                  2.9%         3.7%       4.1%
============================================================================

         The amortization of credit card deferred origination costs, net, increased from $39.4 million in 1994 to $72.3 million in 1995. This increase resulted primarily from amortization related to the $80.6 million of credit card origination costs that were deferred since the fourth quarter of 1994 (see
Note 1 of Notes to Consolidated Financial Statements).

         Total other operating expenses of $278.4 million for 1995 were up $51.0 million or 22% from $227.4 million in 1994. The increase in total other operating expenses resulted from a $28.0 million or 32% increase in salaries and employee benefits, partially due to the addition of senior management to assist in the strategic growth of the various business units. Other factors affecting the increase in other operating expenses were a $5.8 million or 26% increase in external processing resulting primarily from a 27% increase in the number of accounts managed year-to-year, and an overall increase in credit card related costs due to a 26% increase in the number of managed credit card accounts.

                                                  Advanta Corp. and Subsidiaries

         The amortization of credit card deferred origination costs, net, increased from $6.6 million in 1993 to $39.4 million in 1994, primarily due to a $25.7 million increase in amounts deferred under third party agreements. Total other operating expenses of $227.4 million for 1994 rose $52.8 million or 30% from 1993. This overall growth was a result of a $23.2 million or 35% increase in salaries and employee benefits as well as increases in marketing, external processing and other credit card related costs, as a result of the 42% increase in the number of managed credit card accounts in 1994.

                            OPERATING EXPENSE RATIO
                            (in percent)

                                    [GRAPH]

1991             4.6
1992             4.4
1993             4.1
1994             3.7
1995             2.9%

         As a result of continued investments in developmental initiatives, in 1995, the Company entered into a joint venture agreement with The Royal Bank of Scotland ("RBS"), for the purpose of issuing credit cards in the United Kingdom. This new company, RBS Advanta, first began issuing bankcards in October 1995. The net results from the operations are not currently material to the Company and are not expected to be so in 1996. However, the Company expects that the anticipated receivable growth will favorably impact future earnings.

Income Taxes

The Company's consolidated income tax expense was $75.2 million for 1995, or an effective tax rate of 36%, compared to tax expense of $59.1 million, or a 36% effective rate, in 1994 and tax expense of $45.3 million, or a 37% effective rate, in 1993. The decrease in the effective tax rate from 1993 to 1994 resulted from a higher level of tax-free income and lower levels of state income taxes.

ASSET/LIABILITY MANAGEMENT

The financial condition of Advanta Corp. is managed with a focus on maintaining high credit quality standards, disciplined interest rate risk management and prudent levels of leverage and liquidity.

Interest Rate Sensitivity

Interest rate sensitivity refers to managed net interest income variability resulting from mismatches between asset and liability indices (basis risk) and the effects which changes in market interest rates have on asset and liability repricing mismatches (gap risk).

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

         In managing its interest rate sensitivity position, the Company periodically securitizes receivables, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and short-term investment position, and uses derivative financial instruments. Derivative financial instruments are used for the express purpose of managing exposures to changes in interest rates and foreign exchange rates. Derivative financial instruments, by policy, are not used for any speculative purposes (see discussion under "Derivatives Activities"). The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the variable rate pricing dynamics of the underlying receivables sold to the trusts. Variable rate funding is used on the balance sheet as well, in support of unsecuritized receivables which carry variable rates. Although credit card receivable rates are generally set at a spread over a floating rate index, they often contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In addition, the Company at times offers fixed rate pricing to consumers for the introductory rate period of its credit cards. In instances when a significant portion of credit card receivables carry fixed rate introductory pricing or are at their floors, the Company may convert part of

                                                  Advanta Corp. and Subsidiaries

the underlying funding to a fixed rate by using interest rate hedges, swaps and fixed rate securitizations. In pricing mortgage and lease securitizations, both fixed rate and variable rate funding are used depending upon the characteristics of the underlying receivables. Additionally, basis risk exists in on-balance sheet funding as well as in securitizing credit card receivables at a spread over the London interbank offered rate ("LIBOR") when the rate on the underlying assets is indexed to the prime rate. The Company measures the basis risk resulting from potential variability in the spread between prime and LIBOR and incorporates such risk into the asset and liability management process. During 1995, substantially all new credit cards were issued using LIBOR as the repricing index. The effect of this change will be the reduction of prime/LIBOR basis risk over time. The Company continues to seek cost-effective alternatives for minimizing this risk.

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

Liquidity, Funding and Capital Resources

The Company's goal is to maintain an adequate level of liquidity, both long and short-term, through active management of both assets and liabilities. During 1995, the Company, through its subsidiaries, securitized $3.4 billion of credit card receivables, $542 million of mortgage loans and $146 million of lease receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future credit card, mortgage loan and lease receivable growth. See the Consolidated Statements of Cash Flows for more information regarding liquidity, funding and capital resources. In addition, see Note 5 to the Consolidated Financial Statements and the Supplemental Schedules thereto for additional information regarding the Company's investment portfolio.

         Over the last eight years, the Company has successfully accessed the securitization market to efficiently support its growth strategy. While securitization should continue to be a reliable source of funding for the Company, other funding sources are available and include deposits, medium-term notes, senior and subordinated debt, repurchase agreements, committed and uncommitted bank lines, bank notes, federal funds purchased and the ability to sell assets and raise additional equity.

         In February 1995, the Company's wholly owned subsidiary, Advanta National Bank ("Advanta National"), a Delaware-based credit card bank, commenced operations. The Company's initial capitalization of Advanta National was $50 million, consisting of $25 million in common stock and $25 million of additional paid-in-capital. Additional capital infusions totaling $39 million took place during 1995. As a credit card bank, Advanta National is limited to one office, can engage only in consumer credit card operations and cannot accept deposits other than savings and time deposits of $100,000 or more. It is anticipated that Advanta National will continue to be the originator of a substantial portion of the Company's credit cards. Advanta National had total assets of $1.1 billion at December 31, 1995.

         Funding diversification is an essential component of the Company's liquidity management. The debt securities of Advanta Corp., Colonial National Bank USA ("Colonial National"), and Advanta National have achieved investment-grade ratings from the nationally recognized rating agencies. These ratings have allowed the Company to further diversify its funding sources. Efforts continue to develop new sources of funding, both through previously untapped customer segments and through developing new financing structures.

         In 1994, the Company obtained revolving credit facilities totaling $255 million from a consortium of banks and $255 million in money market bid lines. In the second quarter of 1995, the Company's $255 million revolving credit facilities were replaced with a new $510 million revolving credit facility which is available to Advanta National as well. The Company may also sell up to $325 million of medium-term notes as needed.

         In August 1995, in a public offering, the Company sold 2,500,000 depositary shares each representing a one-hundredth interest in a share of Stock Appreciation Income Linked Securities ("SAILS"). The SAILS constitute a series of the Company's Class B Preferred Stock, designated as 6 3/4% Convertible Class B Preferred Stock, Series 1995 (SAILS). On September 15, 1999, unless either previously redeemed by the Company or converted at the option of the holder,

                                                  Advanta Corp. and Subsidiaries

each share of the SAILS will automatically convert into 100 shares of Class B Common Stock. Proceeds from the offering, net of underwriting discount, were approximately $90 million. The Company used the proceeds of the offering for general corporate purposes, including financing the growth of its subsidiaries.

         In September 1995, Colonial National and Advanta National (the "Banks") established a $2.25 billion bank note program. The Banks may issue an aggregate of $2.0 billion of senior bank notes and $250 million of subordinated bank notes. These notes may have maturities ranging from seven days to fifteen years from date of issuance. In the fourth quarter of 1995, Advanta National sold $323 million of senior notes through this program.

         In addition, at the Advanta parent company level, steady building of liquidity and capital in 1995 and 1994 was achieved as a result of $66.1 million of dividends from subsidiaries in 1995 and $39.6 million in 1994, and retained earnings of $121.2 million in 1995 and $96.2 million in 1994. The Board of Directors currently intends to have the Company pay regular quarterly dividends to its shareholders, maintaining an approximate 20% premium on the dividend paid on the Class B common shares; however, the Company plans to reinvest the majority of its earnings to support future growth.

         At December 31, 1995, the Company was carrying $1.1 billion of loans available for sale. The fair value of such loans was in excess of their carrying value at year end. In connection with liquidity and asset/liability management, the Company had $533 million of investments available for sale at December 31, 1995. See Note 18 to the Consolidated Financial Statements for fair value disclosures.

         The following tables detail the composition of the deposit base and the composition of debt and other borrowings at year end for each of the past five years.

COMPOSITION OF DEPOSIT BASE

($ in millions)                                                    As of December 31,
---------------------------------------------------------------------------------------------------------------
                                 1995             1994             1993              1992            1991
                            -----------------------------------------------------------------------------------
                             Amount     %     Amount      %     Amount     %      Amount     %     Amount     %
---------------------------------------------------------------------------------------------------------------
Demand deposits            $   91.7     5%  $   64.5      5%  $   33.4     3%   $   24.8     2%  $   20.2     2%
Money market savings          277.5    14      301.7     26      220.7    17       210.7    17      197.1    16
Time deposits of
  $100,000 or less            965.5    51      691.0     60      961.4    77       926.8    77      932.5    77
Time deposits of
  more than $100,00           571.9    30      102.2      9       39.4     3        42.4     4       55.2     5
---------------------------------------------------------------------------------------------------------------
Total deposits             $1,906.6   100%  $1,159.4    100%  $1,254.9   100%   $1,204.5   100%  $1,205.0   100%
===============================================================================================================

COMPOSITION OF DEBT AND OTHER BORROWINGS

($ in millions)                                               As of December 31,
---------------------------------------------------------------------------------------------------------------
                                 1995             1994             1993              1992            1991
                            -----------------------------------------------------------------------------------
                             Amount     %     Amount      %     Amount     %      Amount     %     Amount     %
---------------------------------------------------------------------------------------------------------------
Subordinated notes and
  certificates             $   76.2     4%  $  282.1     20%    $301.3    63%     $271.1    83%    $192.6    55%
Senior notes and
  certificates                200.6    11          0      0          0     0           0     0          0     0
Subordinated debentures           0     0          0      0          0     0        33.2    10       33.2    10
Short-term bank notes          25.0     1       85.0      6          0     0           0     0          0     0
Medium-term bank notes        322.7    18          0      0          0     0           0     0          0     0
5 1/8% notes, due 1996        150.0     8      149.9     11      149.9    32           0     0          0     0
Medium-term notes             504.7    28      359.7     25       15.0     3           0     0          0     0
Term fed funds                443.0    25      309.0     22          0     0           0     0          0     0
Securities sold under
  agreements to repurchase        0     0       86.5      6          0     0           0     0      101.8    29
Lines of credit and term
  funding arrangements            0     0       50.0      4        7.5     2        16.5     5       14.0     4
Other borrowings               81.8     5       80.9      6          0     0         7.1     2        6.3     2
---------------------------------------------------------------------------------------------------------------
Total debt and other
  borrowings               $1,804.0   100%  $1,403.1    100%    $473.7   100%     $327.9   100%    $347.9   100%
===============================================================================================================

                                                  Advanta Corp. and Subsidiaries


     As a grandfathered institution under the Competitive Equality Banking Act of 1987 ("CEBA"), the Company must limit Colonial National's average on-balance sheet asset growth to 7% per annum. For the fiscal CEBA year ended September 30, 1995, Colonial National's average assets did not exceed the allowable amount and, accordingly, Colonial National was in full compliance with CEBA growth limits. The timing and size of securitizations, on-balance sheet liability structure and rapid changes in balance sheet structure are frequently due to the management of Colonial National's balance sheet within this growth constraint.

         In addition to Colonial National's total deposits of $1.3 billion, deposits at December 31, 1995 included $612 million of time deposits at Advanta National and $38 million of deposits at Advanta Financial Corp. ("AFC"), a Utah state-chartered, FDIC-insured industrial loan corporation. AFC's assets and operations are not currently material to the Company, and the Company does not expect them to become material in the near term.

         While there are no specific capital requirements for Advanta Corp., the Office of the Comptroller of the Currency requires that Colonial National and Advanta National maintain a risk-based capital ratio of at least 8%. Both banks were in excess of the required level and exceeded the minimum capital level of 10% required for designation as a "well-capitalized" depository institution. At December 31, 1995 and 1994, Colonial National's risk-based capital ratio was 11.56% and 12.04%, respectively. Advanta National's risk-based capital ratio at December 31, 1995 was 12.28%. The Company intends to take the necessary actions to maintain Colonial National and Advanta National as "well-capitalized" banks. In addition, the Company's insurance subsidiaries are subject to certain capital, deposit and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 1995 and 1994 the insurance subsidiaries were in compliance with all requisite rules and regulations.

CAPITAL EXPENDITURES

The Company spent $20.6 million for capital expenditures in 1995, primarily for the purchase of land in Delaware, additional space in existing buildings, office and voice communication equipment and furniture and fixtures. This compared to $24.1 million for capital expenditures in 1994 and $13.3 million in 1993.

         In 1996, the Company anticipates capital expenditures to exceed those of 1995 as its facilities are expanding and the Company is continuing to upgrade its voice and communication systems. The Company also anticipates that its 1996 marketing expenditures will exceed those of 1995 as the Company continues to originate new accounts, manage account retention and develop new consumer products for its customers.

DERIVATIVES ACTIVITIES

The Company utilizes derivative financial instruments for the purpose of managing its exposure to interest rate and foreign currency risks. The Company has a number of mechanisms in place that enable it to monitor and control both market and credit risk from these derivatives activities. At the broader level, all derivatives strategies are managed under a hedging policy approved by the Board of Directors that details the use of such derivatives and the individuals authorized to execute derivatives transactions. All derivatives strategies must be approved by the Company's senior management (President, Chief Executive Officer, Chief Financial Officer and Treasurer).

         As part of this approval process, a market risk analysis is completed to determine the potential impact on the Company from severe negative (stressed) movements in the market. By policy, derivatives transactions may only be used to manage the Company's exposure to interest rate and foreign currency risks or for cost reduction and may not be used for speculative purposes. As such, the impact of any derivatives transaction is calculated using the Company's asset/liability model to determine its suitability.

         The Company's Investment Committee (a management committee) has a counterparty credit policy. This policy details the maximum credit exposure, transaction limit and transaction term for counterparties based on an internally assigned Investment Committee credit rating. Counterparty internal credit ratings reflect the credit ratings from nationally recognized rating agencies, as well as other significant credit factors where appropriate. Each counterparty's credit quality is reviewed as new information becomes available, and, in any case, at least quarterly. Activities with counterparties will be suspended if there is reason to believe that their credit quality is below the Company's set standards.

         For each individually approved counterparty, a credit exposure amount, representing the maximum aggregate credit exposure from derivatives transactions the Company is willing to accept from that counterparty, is calculated for a hypothetical stress environment.

                                                  Advanta Corp. and Subsidiaries


To manage counterparty exposure, the Company also uses negotiated agreements that establish threshold exposure amounts for each counterparty above which the Company has the right to call for and receive collateral for the amount of such excess, thereby limiting its exposure to the threshold amount. The threshold levels can be fixed or may change as the credit rating of the counterparty changes, and in all cases, the threshold levels are well below the maximum allowable exposure amounts described above.

         Counterparty master agreements and any collateral agreements, by policy, must be signed prior to the execution of any derivatives transactions with a counterparty. To date, substantially all master agreements with counterparties have included bilateral collateral agreements. As such, the potential exposure from a particular counterparty is limited to the maximum threshold level for that counterparty.

         The Company has a treasury middle office independent of the trading function, which measures, monitors, and reports on credit, market, and liquidity risk exposures from hedging and derivative product activities. It is the responsibility of this department to ensure compliance with respect to the hedging policy, including the counterparty transaction limits, transaction terms and trader authorizations. In addition, this department marks each derivatives position to market on a weekly basis using both internal and external models. These models have been benchmarked against a sample of derivatives dealers' valuation models for accuracy. Position and counterparty exposure reports are generated and used to manage collateral requirements of the counterparty and the Company.

         All of these procedures and processes are designed to provide reasonable assurance that prior to and after the execution of any derivatives strategy, market, credit and liquidity risks are fully analyzed and incorporated into the Company's asset/liability and risk measurement models and the proper accounting treatment for the transaction is identified and executed.

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

         The reserve for credit losses on a consolidated basis was $53.5 million, or 1.9% of receivables, at December 31, 1995, compared to $41.6 million, or 2.1% of receivables, at December 31, 1994. The reserve coverage of impaired assets (nonperforming assets and accruing loans past due 90 days or more on credit cards) increased to 136.3% at December 31, 1995, from 96.1% at December 31, 1994. Reserve coverage of impaired credit card assets was 185.8% at December 31, 1995, relatively even with 186.5% at year end 1994.

         The reserve for credit losses on a consolidated basis was $41.6 million, or 2.1% of receivables, in 1994, compared to $31.2 million, or 2.4% of receivables, in 1993.

                                                  Advanta Corp. and Subsidiaries


ASSET QUALITY

Impaired assets include both nonperforming assets (mortgage loans and leases past due 90 days or more, real estate owned, bankrupt, decedent and fraudulent credit card accounts, and off-lease equipment) and accruing loans past due 90 days or more on credit cards. The carrying values for both real estate owned and equipment held for lease or sale are based on net realizable value after taking into account holding costs and costs of disposition and are reflected in other assets.

         On the total managed portfolio, impaired assets were $167.1 million, or 1.4% of receivables, at year end 1995 compared to $102.4 million, or 1.3% of receivables, in 1994. Nonperforming assets on the total managed portfolio were $82.2 million, or .7% of receivables, compared to $61.6 million, or .8%, in 1994. The total managed charge-off rate for 1995 was 2.2%, compared to 2.3% for 1994. The charge-off rate on managed credit cards was 2.5% for 1995, flat with 1994.

         On the total owned portfolio, impaired assets were $39.3 million, or 1.4% of receivables in 1995, compared to $43.3 million, or 2.2%, in 1994. Gross interest income that would have been recorded in 1995 and 1994 for owned nonperforming assets, had interest been accrued throughout the year in accordance with the assets' original terms, was approximately $4.0 million and $5.1 million, respectively. The amount of interest on nonperforming assets included in income for 1995 and 1994 was $1.3 million and $1.7 million, respectively.

         Past due loans represent accruing loans that are past due 90 days or more as to collection of principal and interest. Credit card receivables, except those on bankrupt, decedent and fraudulent accounts, continue to accrue interest until the time they are charged off at 186 days contractual delinquency. In contrast, all mortgage loans and leases are put on nonaccrual status when they become 90 days past due. Owned credit card receivables past due 90 days or more and still accruing interest were $17.4 million or .7% of receivables at December 31, 1995, compared to $11.2 million, or .6% of receivables, a year ago.

         During 1991, the Company adopted a new policy for the charge-off of bankrupt, decedent and fraudulent credit card accounts. Under the new policy, the Company charges off bankrupt or decedent accounts within 30 days of notification and accounts suspected of being fraudulent after a 90-day investigation period, unless the investigation shows no evidence of fraud. Under the previous policy, such accounts were charged off in accordance with the Company's normal credit card charge-off policy at 186 days contractual delinquency. Consequently, in 1991, both newly identified bankrupt, decedent and fraudulent accounts, as well as those previously identified, were written off. The 1991 charge-off rates included in the following tables exclude the effect of this acceleration.

         During 1994, the Company implemented a new policy for the charge-off of mortgage loans. Under this policy, when a nonperforming mortgage loan becomes twelve months delinquent, the Company writes down the loan to its net realizable value, regardless of anticipated collectibility. Consequently, in 1994, all mortgage loans that had been twelve or more months delinquent, as well as any mortgages that became twelve months delinquent during the year were written down to their net realizable value. Thus, 1994's managed mortgage loan charge-off rate of 1.7% was unusually high compared to the 1995 level of .9%.

                                                  Advanta Corp. and Subsidiaries


The following tables provide a summary of reserves, impaired assets, delinquencies and charge-offs for the past five years:

($ in thousands)                                                              December 31,
----------------------------------------------------------------------------------------------------------------
                                                            1995        1994        1993         1992       1991
----------------------------------------------------------------------------------------------------------------
CONSOLIDATED--MANAGED
Nonperforming assets                                    $ 82,171    $ 61,587    $ 63,589     $ 57,797   $ 47,587
Accruing loans past due 90 days or more                   84,892      40,837      31,514       34,890     33,250
Impaired assets                                          167,063     102,424      95,103       92,687     80,837
Total loans 30 days or more delinquent                   404,072     220,390     186,297      184,670    159,345
As a percentage of gross receivables:
  Nonperforming assets                                        .7%         .8%        1.2%         1.6%       1.7%
  Accruing loans past due 90 days or more                     .7%         .5%         .6%          .9%       1.2%
  Impaired assets                                            1.4%        1.3%        1.8%         2.5%       2.8%
  Total loans 30 days or more delinquent                     3.3%        2.7%        3.6%         5.0%       5.6%
Net charge-offs:
  Amount                                                $212,865    $139,676    $122,715     $108,606   $ 89,072
  As a percentage of gross receivables                       2.2%        2.3%        2.9%         3.4%       3.2%(1)
----------------------------------------------------------------------------------------------------------------
CREDIT CARDS--MANAGED
Nonperforming assets                                    $ 20,516    $ 14,227    $ 10,881     $  7,592   $  5,586
Accruing loans past due 90 days or more                   84,878      40,721      31,489       34,890     33,239
Impaired assets                                          105,394      54,948      42,370       42,482     38,825
Total loans 30 days or more delinquent                   262,299     133,121      94,035       99,308     97,100
As a percentage of gross receivables:
  Nonperforming assets                                        .2%         .2%         .3%          .3%        .3%
  Accruing loans past due 90 days or more                     .8%         .6%         .8%         1.3%       1.6%
  Impaired assets                                            1.1%         .8%        1.1%         1.6%       1.9%
  Total loans 30 days or more delinquent                     2.6%        2.0%        2.4%         3.7%       4.8%
Net charge-offs:
  Amount                                                $193,160    $115,218    $105,966     $100,465   $ 84,113
  As a percentage of gross receivables                       2.5%        2.5%        3.5%         4.5%       4.4%(1)
----------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS--MANAGED(2)
Nonperforming assets                                    $ 56,743    $ 44,678    $ 50,418     $ 46,755   $ 37,371
Total loans 30 days or more delinquent                   106,223      65,966      75,747       69,962     51,137
As a percentage of gross receivables:
  Nonperforming assets                                       3.2%        3.3%        4.4%         5.1%       5.2%
  Total loans 30 days or more delinquent                     5.9%        4.9%        6.6%         7.7%       7.1%
Net charge-offs:
  Amount                                                $ 13,836    $ 20,709    $ 13,991     $  5,924   $  3,031
  As a percentage of gross receivables                        .9%        1.7%        1.3%          .8%        .5%
----------------------------------------------------------------------------------------------------------------
LEASES--MANAGED
Nonperforming assets                                    $  4,912    $  2,682    $  2,290     $  3,432   $  4,625
Total loans 30 days or more delinquent                    35,274      20,972      16,476       15,320     11,048
As a percentage of receivables:
  Nonperforming assets                                       1.3%        1.0%        1.3%         2.5%       4.5%
  Total loans 30 days or more delinquent                     9.3%        7.9%        9.7%        11.1%      10.8%
Net charge-offs:
  Amount                                                $  5,846    $  3,747    $  2,759     $  2,352   $  2,130
  As a percentage of receivables                             1.9%        1.9%        1.9%         2.2%       2.5%
================================================================================================================

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

                                                  Advanta Corp. and Subsidiaries


($ in thousands)                                                               December 31,
---------------------------------------------------------------------------------------------------------------
                                                            1995        1994        1993        1992       1991
---------------------------------------------------------------------------------------------------------------
CONSOLIDATED--OWNED
Reserve for credit losses                                $53,494     $41,617     $31,227     $40,228    $36,355
Nonperforming assets                                      21,856      31,949      11,487      15,318     18,367
Accruing loans past due 90 days or more                   17,399      11,354      11,038      16,270     20,989
Impaired assets                                           39,255      43,303      22,525      31,588     39,356
Reserve as a percentage of impaired assets                 136.3%       96.1%      138.6%      127.4%      92.4%
As a percentage of gross receivables:
  Reserve                                                    1.9%        2.1%        2.4%        4.0%       2.9%
  Nonperforming assets                                        .8%        1.6%         .9%        1.5%       1.4%
  Accruing loans past due 90 days or more                     .6%         .6%         .9%        1.6%       1.7%
  Impaired assets                                            1.4%        2.2%        1.8%        3.2%       3.1%
Net charge-offs:
  Amount                                                 $42,549     $35,293     $26,776     $39,965    $50,807
  As a percentage of gross receivables                       2.3%        2.6%        2.4%        3.9%       4.0%(1)
---------------------------------------------------------------------------------------------------------------
CREDIT CARDS--OWNED
Reserve for credit losses                                $36,889     $27,486     $25,859     $35,743    $31,193
Nonperforming assets                                       2,466       3,502       3,062       2,780      3,008
Accruing loans past due 90 days or more                   17,385      11,238      11,013      16,270     20,978
Impaired assets                                           19,851      14,740      14,075      19,050     23,986
Reserve as a percentage of impaired assets                 185.8%      186.5%      183.7%      187.6%     130.0%
As a percentage of gross receivables:
  Reserve                                                    1.6%        1.6%        2.3%        4.8%       3.0%
  Nonperforming assets                                        .1%         .2%         .3%         .4%        .3%
  Accruing loans past due 90 days or more                     .7%         .6%        1.0%        2.2%       2.0%
  Impaired assets                                             .8%         .9%        1.2%        2.6%       2.3%
Net charge-offs:
  Amount                                                 $35,425     $22,688     $23,623     $37,382    $47,252
  As a percentage of gross receivables                       2.2%        1.9%        2.6%        4.6%       4.9%(1)
---------------------------------------------------------------------------------------------------------------
MORTGAGE LOANS--OWNED(2)
Reserve for credit losses                               $  3,360    $  5,164     $ 2,706     $ 2,926    $ 2,447
Nonperforming assets                                      18,676      27,379       7,090      10,266     11,801
Reserve as a percentage of impaired assets                  18.0%       18.9%       38.2%       28.5%      20.7%
As a percentage of gross receivables:
  Reserve                                                    1.0%        3.6%        3.0%        1.4%       1.3%
  Nonperforming assets                                       5.8%       19.2%        7.8%        4.8%       6.3%
Net charge-offs:
  Amount                                                $  5,962     $11,689     $ 2,207     $ 1,451    $ 1,627
  As a percentage of gross receivables                       3.2%        9.7%        1.4%         .8%        .8%
---------------------------------------------------------------------------------------------------------------
LEASES--OWNED
Reserve for credit losses                               $    977     $ 1,076     $ 1,826     $ 1,442   $  1,119
Nonperforming assets                                         714       1,068       1,335       2,254      3,553
Reserve as a percentage of impaired assets                 136.8%      100.7%      136.8%       64.0%      31.5%
As a percentage of receivables:
  Reserve                                                    1.0%        1.2%        3.6%        3.1%       3.1%
  Nonperforming assets                                        .8%        1.2%        2.6%        4.8%       9.7%
Net charge-offs:
  Amount                                                 $ 1,139     $   914     $   947     $ 1,267   $  2,130
  As a percentage of receivables                             1.4%        1.5%        1.6%        2.8%       3.1%
===============================================================================================================

(1) The 1991 charge-off rates are normalized to exclude the acceleration of the charge-off of bankrupt and decedent accounts related to the adoption of a new credit card charge-off policy in 1991. Including these amounts, the charge-off rates for 1991 were 4.7% and 5.8% on a consolidated-owned and credit card-owned basis, respectively.

(2) In 1994, the Company initiated a program for repurchasing nonperforming assets from the securitized mortgage portfolios and implemented a new mortgage loan charge-off policy (see Asset Quality).

                                                  Advanta Corp. and Subsidiaries


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Balance Sheets

($ in thousands)                                                                              December 31,
---------------------------------------------------------------------------------------------------------------
                                                                                          1995             1994
---------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                                $   45,714       $   43,706
Federal funds sold                                                                     146,375           39,050
Interest-bearing deposits                                                              410,709          313,852
Investments available for sale                                                         532,963          318,759
Loan and lease receivables, net:
  Available for sale                                                                 1,079,478          573,076
  Other loan and lease receivables, net                                              1,699,771        1,406,378
                                                                                    ---------------------------
Total loan and lease receivables, net                                                2,779,249        1,979,454
Premises and equipment (at cost, less accumulated depreciation
  of $37,621 in 1995 and $28,906 in 1994)                                               43,453           33,219
Amounts due from credit card securitizations                                           190,819          144,483
Other assets                                                                           374,977          240,525
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $4,524,259       $3,113,048
===============================================================================================================

LIABILITIES
Deposits:
  Noninterest-bearing                                                               $   91,721       $   64,510
  Interest-bearing                                                                   1,814,880        1,094,848
                                                                                    ---------------------------
Total deposits                                                                       1,906,601        1,159,358
Other borrowings                                                                     1,216,127          737,095
Long-term debt                                                                         587,877          666,033
Other liabilities                                                                      140,690          108,872
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                    3,851,295        2,671,358
---------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (See Note 8)
Class A preferred stock, $1,000 par value:
  Authorized, issued and outstanding--1,010 shares in 1995 and 1994                      1,010            1,010
Class B preferred stock, $.01 par value:
  Authorized--1,000,000 shares;
  Issued--25,000 shares in 1995                                                              0                0
Class A common stock, $.01 par value;
  Authorized--200,000,000 shares;
  Issued--17,481,022 shares in 1995 and 17,347,468 shares in 1994                          175              173
Class B common stock, $.01 par value;
  Authorized--200,000,000 shares;
  Issued--24,007,352 shares in 1995 and 23,131,498 shares in 1994                          240              231
Additional paid-in capital, net                                                        280,294          176,465
Retained earnings, net                                                                 391,245          263,811
---------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                             672,964          441,690
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $4,524,259       $3,113,048
===============================================================================================================

See Notes to Consolidated Financial Statements.

                                                  Advanta Corp. and Subsidiaries



Consolidated Income Statements

(In thousands, except per share data)                                               Year Ended December 31,
----------------------------------------------------------------------------------------------------------------
                                                                                     1995        1994       1993
----------------------------------------------------------------------------------------------------------------
Interest income:
  Loans and leases                                                               $189,983    $135,429   $134,184
  Investments:
    Taxable                                                                        46,574      26,552     22,083
    Exempt from federal income tax                                                  2,375       3,158      1,680
                                                                                 -------------------------------
  Total investments                                                                48,949      29,710     23,763
                                                                                 -------------------------------
TOTAL INTEREST INCOME                                                             238,932     165,139    157,947
                                                                                 -------------------------------
Interest expense:
  Deposits                                                                         72,812      48,268     53,389
  Debt                                                                             67,908      36,347     22,951
  Other borrowings                                                                 25,312      10,143      2,963
                                                                                 -------------------------------
TOTAL INTEREST EXPENSE                                                            166,032      94,758     79,303
                                                                                 -------------------------------
NET INTEREST INCOME                                                                72,900      70,381     78,644
PROVISION FOR CREDIT LOSSES                                                        53,326      34,198     29,802
                                                                                 -------------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                              19,574      36,183     48,842
NONINTEREST REVENUES:
  Gain on sale of credit cards                                                          0      18,352          0
  Other noninterest revenues                                                      543,014     377,456    255,580
                                                                                 -------------------------------
TOTAL NONINTEREST Revenues                                                        543,014     395,808    255,580
                                                                                 -------------------------------
OPERATING EXPENSES:
  Amortization of credit card deferred origination costs, net                      72,258      39,381      6,566
  Other operating expenses                                                        278,427     227,403    174,601
                                                                                 -------------------------------
TOTAL OPERATING EXPENSES                                                          350,685     266,784    181,167
                                                                                 -------------------------------
Income before income taxes and extraordinary item                                 211,903     165,207    123,255
Provision for income taxes                                                         75,226      59,144     45,335
                                                                                 -------------------------------
NET INCOME BEFORE EXTRAORDINARY ITEM                                             $136,677    $106,063   $ 77,920
EXTRAORDINARY ITEM, NET (See Note 9)                                                    0           0     (1,273)
                                                                                 -------------------------------
NET INCOME                                                                       $136,677    $106,063   $ 76,647
================================================================================================================
EARNINGS PER COMMON SHARE BEFORE EXTRAODINARY ITEM (See Note 1)                  $   3.20    $   2.58   $   1.95
================================================================================================================
EARNINGS PER COMMON SHARE (See Note 21)                                          $   3.20    $   2.58   $   1.92
================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                         42,670      41,046     39,777
================================================================================================================

See Notes to Consolidated Financial Statements.

                                                  Advanta Corp. and Subsidiaries


Consolidated Statements of
Changes in Stockholders' Equity


($ in thousands)
------------------------------------------------------------------------------------------------

                                 Class A    Class B   Class A  Class B  Additional
                                Preferred  Preferred   Common   Common   Paid-In      Deferred
                                  Stock      Stock     Stock    Stock    Capital    Compensation
------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1992          $1,010     $0        $170      $172    $ 74,311     $ (5,137)
Change in unrealized
  appreciation of
  investments
Preferred and common cash
  dividends declared
Exercise of stock options                                 2        4        1,866
Issuance of stock:
  Public offering                                                 45       89,980
  Benefit plans                                                    5        9,575       (7,934)
Amortization of deferred
  compensation                                                                           1,960
Termination/Tax
  benefit--benefit plans                                                    1,922          103
Net Income
------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1993           1,010     0          172       226     177,654      (11,008)
Change in unrealized
  appreciation of
  investments
Preferred and common cash
  dividends declared
Exercise of stock options                                 1         2       1,671
Issuance of stock:
  Benefit plans                                                     3      11,543       (9,542)
Amortization of deferred
  compensation                                                                           5,327
Termination--benefit plans                                                   (190)       1,010
Net Income
------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1994           1,010     0          173       231     190,678      (14,213)
Change in unrealized
  appreciation of
  investments
Preferred and common cash
  dividends declared
Exercise of stock options                                 2         3       2,049
Issuance of stock:
  Public offering                            0                             88,927
  Benefit plans                                                     6      18,360      (16,523)
Amortization of deferred
  compensation                                                                           7,661
Termination/Tax
  benefit--benefit plans                                                    1,917        1,438
Net Income
------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1995          $1,010    $0         $175      $240    $301,931     $(21,637)
================================================================================================

($ in thousands)
-------------------------------------------------------------------------------
                                Unrealized
                                Investment                            Total
                               Holding Gains  Retained  Treasury  Stockholders'
                                 (losses)     Earnings    Stock      Equity
-------------------------------------------------------------------------------
Balance at Dec. 31, 1992         $   (39)     $104,814   $  (431)   $174,870
Change in unrealized
  appreciation of
  investments                        563                                 563
Preferred and common cash
  dividends declared                            (7,298)               (7,298)
Exercise of stock options                                              1,872
Issuance of stock:
  Public offering                                                     90,025
  Benefit plans                                              419       2,065
Amortization of deferred
  compensation                                                         1,960
Termination/Tax
  benefit--benefit plans                                      12       2,037
Net Income                                      76,647                76,647
----------------------------------------------------------------------------
Balance at Dec. 31, 1993             524       174,163         0     342,741
Change in unrealized
  appreciation of
  investments                     (7,062)                             (7,062)
Preferred and common cash
  dividends declared                            (9,877)               (9,877)
Exercise of stock options                                    184       1,858
Issuance of stock:
  Benefit plans                                              636       2,640
Amortization of deferred
  compensation                                                         5,327
Termination--benefit plans                                  (820)          0
Net Income                                     106,063               106,063
----------------------------------------------------------------------------
Balance at Dec. 31, 1994          (6,538)      270,349         0     441,690
Change in unrealized
  appreciation of
  investments                      6,258                               6,258
Preferred and common cash
  dividends declared                           (15,501)              (15,501)
Exercise of stock options                                     59       2,113
Issuance of stock:
  Public offering                                                     88,927
  Benefit plans                                            1,296       3,139
Amortization of deferred
  compensation                                                         7,661
Termination/Tax
  benefit--benefit plans                                  (1,355)      2,000
Net Income                                     136,677               136,677
----------------------------------------------------------------------------
Balance at Dec. 31, 1995         $  (280)     $391,525   $     0    $672,964
============================================================================

See Notes to Consolidated Financial Statements.

                                                  Advanta Corp. and Subsidiaries


Consolidated Statements of Cash Flows

($ in thousands)                                                                       Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                    1995              1994             1993
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                  $   136,677      $    106,063      $    76,647
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity securities gains                                                        (6,776)                0                0
  Depreciation and amortization of intangibles                                   10,802             7,907            5,206
  Provision for credit losses                                                    53,326            34,198           29,802
  Change in other assets and amounts due from securitizations                  (127,931)          (43,599)         (19,549)
  Change in other liabilities                                                    51,757            27,616           16,952
  Gain on securitization of mortgages and leases                                (35,652)          (27,189)         (19,127)
  Loss on repurchase of senior subordinated debentures                                0                 0            1,928
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        82,203           104,996           91,859

INVESTING ACTIVITIES
  Purchase of investments available for sale                                 (3,313,555)       (1,804,963)      (1,020,355)
  Proceeds from sale of investments available for sale                        1,683,934           623,663          840,936
  Proceeds from maturing investments available for sale                       1,430,276         1,159,702           81,592
  Change in fed funds sold and interest-bearing deposits                       (202,262)          (34,973)          78,089
  Change in credit card receivables, excluding sales                         (4,223,419)       (2,790,421)      (1,441,397)
  Proceeds from sales/securitizations of receivables                          4,331,739         2,738,740        1,686,913
  Purchase of mortgage/lease portfolios                                        (214,094)         (143,804)         (70,014)
  Principal collected on mortgages                                               30,945            25,753           21,257
  Mortgages made to customers                                                  (608,064)         (451,892)        (472,099)
  Purchase of premises and equipment                                            (20,652)          (24,088)         (13,271)
  Proceeds from sale of premises and equipment                                       20               647              930
  Excess of cash collections over income
    recognized on direct financing leases                                        38,910            21,691           20,493
  Equipment purchased for direct financing lease contracts                     (235,773)         (160,080)         (90,002)
  Net change in other loans                                                      (4,062)              (75)              (1)
--------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                        (1,306,057)         (840,100)        (376,929)

FINANCING ACTIVITIES
  Increase in demand and savings deposits                                         3,023           112,048           18,666
  Proceeds from deposits sold                                                    30,018                 0                0
  Proceeds from sales of time deposits                                        1,322,388           448,624          820,904
  Payments for maturing time deposits                                          (608,186)         (656,195)        (789,175)
  Change in repurchase agreements and term fed funds                             47,545           395,455                0
  Proceeds from issuance of subordinated/senior debt                             59,256            39,437          135,000
  Payments on redemption of subordinated/senior debt                            (64,642)          (58,618)        (103,480)
  Redemption of senior subordinated debentures                                        0                 0          (36,404)
  Proceeds from issuance of medium-term notes                                   487,759           344,787           15,000
  Proceeds from issuance of 5 1/8% notes                                              0                 0          149,851
  Proceeds from issuance of notes payable                                       465,006           137,276          121,069
  Repayment of notes payable                                                   (594,983)           (9,787)        (137,196)
  Proceeds from issuance of stock                                                94,179             4,498           93,542
  Cash dividends paid                                                           (15,501)           (9,877)          (7,298)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     1,225,862           747,648          280,479
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                   2,008            12,544           (4,591)
Cash at beginning of year                                                        43,706            31,162           35,753
Cash at end of year                                                         $    45,714      $     43,706      $    31,162
==========================================================================================================================

See Notes to Consolidated Financial Statements.

                                                  Advanta Corp. and Subsidiaries


Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Advanta Corp. (the "Company"), a Delaware corporation, is a financial services company which provides a variety of products to consumers and small businesses. The Company services approximately 5 million customers and manages receivables in excess of $12.2 billion. The Company issues credit cards primarily through its two wholly-owned subsidiaries Colonial National Bank USA ("Colonial National") and Advanta National Bank ("Advanta National"). Substantially all of the Company's credit card processing is performed by a single outside third party processor. Total managed credit card receivables at December 31, 1995 totaled $10 billion. The Company also operates through other wholly owned subsidiaries including: Advanta Mortgage Corp. USA ("AMC") which originates mortgage loans, Advanta Business Services ("ABS") which provides small ticket leases to businesses, and Advanta Life Insurance Company which reinsures or writes various credit insurance products available to the Company's customers. Total managed receivables for AMC and ABS totaled approximately $1.8 billion and $.4 billion respectively, at December 31, 1995.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates.

RECLASSIFICATION

Certain prior-period amounts have been reclassified to conform with current-year classifications.

CREDIT CARD ORIGINATION COSTS, SECURITIZATION INCOME AND FEES

Credit Card Origination Costs

The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease as an adjustment to interest income. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements approximated $71.9 million in 1995, $55.2 million in 1994 and $29.5 million in 1993.

         The Company amortizes deferred credit card origination costs under the consensus reached at the May 20, 1993 meeting of the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") regarding the acquisition of individual credit card accounts from independent third parties (EITF Issue 93-1). The consensus stated that credit card accounts acquired individually should be accounted for as originations under SFAS 91 and EITF Issue 92-5. Amounts paid to a third party to acquire individual credit card accounts should be deferred and netted against the related credit card fee, if any, and the net amount should be amortized on a straight-line basis over the privilege period. If a significant fee is charged, the privilege period is the period that the fee entitles the cardholder to use the card. If there is no significant fee, the privilege period should be one year. In accordance with this consensus, direct origination costs incurred related to credit card account originations initiated after the May 20, 1993 consensus date are deferred and amortized over 12 months. Costs incurred for originations which were initiated prior to May 20, 1993 will continue to be amortized over a 60 month period as was the practice prior to the EITF Issue 93-1 consensus.

Prior to the EITF Issue 93-1 consensus, it was the Company's practice to write-off deferred origination costs related to credit card receivables that had been securitized. This practice had effectively written off credit card origination costs much more quickly than the 60 month period previously utilized. In connection with the prospective adoption of a 12 month

                                                  Advanta Corp. and Subsidiaries


amortization period for deferred credit card account origination costs, the Company no longer writes off deferred origination costs related to credit card receivables being securitized. Under the EITF Issue 93-1 consensus, such costs are not directly associated with the receivables.

Credit Card Securitization Income

Since 1988, the Company, through its subsidiaries Colonial National and, beginning in 1995, Advanta National have completed 30 credit card securitizations totaling $8.8 billion in receivables. See Note 3 and Note 16. In each transaction, credit card receivables were transferred to a trust and interests in the trust were sold to investors for cash. The Company records excess servicing income on credit card securitizations representing additional cash flow from the receivables initially sold based on estimates of the repayment term, including prepayments. As these estimates are influenced by factors outside the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Prior to the EITF Issue 93-1 consensus, net gains were not recorded at the time each transaction was completed as excess servicing income was offset by the write-off of deferred origination costs and the establishment of recourse reserves. Subsequent to the prospective adoption discussed above, excess servicing income has been recorded at a lower level at the time of each transaction, and is predominantly offset by the establishment of recourse reserves. The lower level of excess servicing income corresponds with the discontinuance of deferred origination cost write-offs upon securitization of receivables, as discussed above. During the "revolving period" of each trust, income is recorded based on additional cash flows from the new receivables which are sold to the trusts on a continual basis to replenish the investors' interest in trust receivables which have been repaid by the credit cardholders.

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

INVESTMENTS HELD TO MATURITY

Investments held to maturity include those investments that the Company has the positive intent and ability to hold to maturity. These investments are reported at cost, adjusted for the amortization of premiums or the accretion of discounts. At December 31, 1995 and 1994 the Company had no investments classified as held to maturity.

INVESTMENTS AVAILABLE FOR SALE

Investments available for sale include securities that the Company sells from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as Available for Sale are reported at market value under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, unrealized gains and losses on these securities (except those held by the Company's venture capital unit, Advanta Partners LP) are reported as a separate component of stockholders' equity and included in retained earnings.

         Changes in the fair value of Advanta Partners LP investments are reported in noninterest revenues as equity securities gains or losses. For investments that are not publicly traded, estimates of fair value have been made by management that consider the investees' financial results, conditions and prospects, and the values of comparable public companies. Because of the nature of these investments, the equity method of accounting is not used in situations where the Corporation has a greater than 20 percent ownership interest.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses various derivative financial instruments ("derivatives") such as interest rate swaps and caps, forward contracts, options on securities, and financial futures as part of its strategy to reduce interest rate and foreign currency exposures. Derivatives are classified as hedges or synthetic alterations of

                                                Advanta Corp. and Subsidiaries




specific on-balance sheet items, off-balance sheet items or anticipated transactions. In order for derivatives to qualify for hedge accounting treatment the following conditions must be met: 1) the underlying item being hedged by derivatives exposes the Company to interest rate or foreign currency risks, 2) the derivative used serves to reduce the Company's sensitivity to interest rate or foreign currency risks, and 3) the derivative used is designated and deemed effective in hedging the Company's exposure to interest rate or foreign currency risks. In addition to meeting these conditions, anticipatory hedges must demonstrate that the anticipated transaction being hedged is probable to occur and the expected terms of the transaction are identifiable.

         For derivatives designated as hedges of interest rate exposure, gains or losses are deferred and included in the carrying amounts of the related item exposing the Company to interest rate risk and ultimately recognized in income as part of those carrying amounts. For derivatives designated as hedges of foreign currency exposure, gains or losses are reported in stockholders' equity. Accrual accounting is applied for derivatives designated as synthetic alterations with income and expense recorded in the same category as the related underlying on-balance sheet or off-balance sheet item synthetically altered. Gains or losses resulting from early terminations of derivatives are deferred and amortized over the remaining term of the underlying balance sheet item or the remaining term of the derivative, as appropriate.

         Derivatives not qualifying for hedge or synthetic accounting treatment would be carried at market value with realized and unrealized gains and losses included in noninterest revenues. At December 31, 1995, 1994 and 1993, all the Company's derivatives qualified as hedges or synthetic alterations.

INCOME FROM MORTGAGE BANKING ACTIVITIES

The Company, through its subsidiaries, sells mortgage loans through both secondary market securitizations and whole loan sales, typically with servicing retained. Income is recognized at the time of sale approximately equal to the present value of the anticipated future cash flows resulting from the retained yield adjusted for an assumed prepayment rate, net of any anticipated charge-offs, and allowing for a normal servicing fee. Changes in the anticipated future cash flows, as well as the receipt of cash flows which differ from those projected, affect the recognition of current and future mortgage banking income. Also included in income is any difference between the net sales proceeds and the carrying value of the mortgage loans sold at the time of the transaction. See Note 3 and Note 16. The carrying value includes deferred loan origination fees and costs which include certain fees and costs related to acquiring and processing a loan held for resale. These deferred origination fees and costs are netted against income from mortgage banking activities when the loans are sold. Mortgage banking income also includes loan servicing fees equal to .5% of the outstanding balance of securitized loans less amortization of previously recorded mortgage servicing assets and, beginning in 1992, loan servicing fees on mortgage loan portfolios which were never owned by the Company ("contract servicing").

INCOME FROM LEASE SECURITIZATIONS

The Company, through its subsidiaries, sells equipment lease receivables through secondary market securitizations. Income is recorded at the time of sale approximately equal to the present value of the anticipated future cash flows net of anticipated charge-offs, partially offset by deferred initial direct costs, transaction expenses and estimated credit losses under certain recourse requirements of the trust. As these estimates are influenced by factors outside the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Also included in income is the difference between the net sales proceeds and the carrying amount of the receivables sold. Subsequent to the initial sale, securitization income is recorded in proportion to the actual cash flows received from the trusts. See Note 3 and Note 16.

INSURANCE

Reinsurance premiums, net of commissions on credit life, disability and unemployment policies on credit cards, are earned monthly based upon the outstanding balance of the underlying receivables. Insurance premiums are earned ratably over the period of insurance coverage provided. The cost of acquiring new reinsurance is deferred and amortized over the respective periods in order to match the expense with the anticipated revenue. Insurance loss reserves are based on estimated settlement amounts for both reported losses and incurred but not reported losses.

CREDIT LOSSES

The Company's charge-off policy, as it relates to consumer credit card accounts, is to charge off a receivable, if not paid, at 186 days contractual delinquency. Under this policy, bankrupt and decedent

                                                  Advanta Corp. and Subsidiaries

accounts are written off within 30 days of notification, and accounts suspected of being fraudulent are written off after a 90 day investigation period, unless the investigation shows no evidence of fraud.

         During 1994, the Company implemented a new policy for the charge-off of nonperforming mortgage loans. Under this policy, the Company charges off potential losses on all nonperforming mortgages that have become twelve months delinquent, regardless of anticipated collectibility. During the 1994 transition period, losses with respect to both mortgages that became twelve months delinquent in 1994, as well as those mortgages that had been twelve months or more delinquent, were charged off.

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

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws.

EARNINGS PER SHARE

Earnings per common share are computed by dividing net earnings after Class A preferred stock dividends by the average number of shares of common stock and common stock equivalents outstanding during each year. The outstanding Class A preferred stock is not a common stock equivalent. The outstanding Class B preferred stock is mandatorily convertible into common stock and thus is considered a common stock equivalent.

CASH FLOW REPORTING

For purposes of reporting cash flows, cash includes cash on hand and amounts due from banks. Cash paid during 1995, 1994 and 1993 for interest was $147.2 million, $91.5 million and $78.8 million, respectively. Cash paid for taxes during these periods was $43.9 million, $60.9 million and $30.0 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" ("SFAS 118"), an amendment of SFAS
114. Both statements are effective for fiscal years beginning after December 15, 1994. By their terms, SFAS 114 and SFAS 118 do not apply either to a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment (such as the Company's credit card loans and all except an immaterial amount of the Company's mortgage loan portfolio), or to leases.

         In 1995, the Company adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 94-6, "Disclosure of Certain Significant Risks and Uncertainties." This SOP requires the Company to make certain disclosures regarding the use of estimates in the preparation of its financial statements.

         Effective January 1, 1995, the Company adopted the provisions of SFAS No. 122 "Accounting for Mortgage Servicing Rights," and capitalized $2.8 million of originated mortgage servicing rights during 1995 which are included in other assets.

         The FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement is effective for fiscal years beginning after December 15, 1995, and requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The required information, if the Company chooses to continue to apply certain allowable accounting provisions, will not reflect any adjustments to reported net income or earnings per share.

                                                  Advanta Corp. and Subsidiaries


NOTE 2.  LOAN AND LEASE RECEIVABLES

Loan and lease receivables consisted of the following:

                                                           December 31,
-----------------------------------------------------------------------------
                                                       1995              1994
-----------------------------------------------------------------------------
Credit cards(A)                                  $2,338,280        $1,730,176
Mortgage loans(B)                                   321,711           142,874
Leases(C)                                            93,660            86,157
Other loans                                           9,276             5,237
-----------------------------------------------------------------------------
  Gross loan and lease receivables                2,762,927         1,964,444
-----------------------------------------------------------------------------
Add: Deferred origination costs,
  net of deferred fees(D)                            69,816            56,627
Less: Reserve for credit losses:
  Credit cards                                      (36,889)          (27,486)
  Mortgage loans                                     (3,360)           (5,164)
  Leases                                               (977)           (1,076)
  Other                                             (12,268)           (7,891)
-----------------------------------------------------------------------------
  Total                                             (53,494)          (41,617)
-----------------------------------------------------------------------------
Net loan and lease receivables                   $2,779,249        $1,979,454
=============================================================================

(A) Includes credit card receivables available for sale of $776.7 million and $420.0 million in 1995 and 1994, respectively.
(B) Includes mortgage loan receivables available for sale of $279.4 million and $116.1 million in 1995 and 1994, respectively.
(C) Includes lease receivables available for sale of $18.0 million and $36.0 million in 1995 and 1994, respectively, and is net of unearned income of $15.9 million and $17.9 million in 1995 and 1994, respectively. Also includes residual interest for both years.
(D) Includes approximately $5.3 million and $1.0 million in 1995 and 1994,respectively, related to loan and lease receivables available for sale.

Receivables serviced for others consisted of the following items:

                                                           December 31,
-----------------------------------------------------------------------------
                                                       1995              1994
-----------------------------------------------------------------------------
Credit cards                                     $7,692,463        $4,808,257
Mortgage loans                                    1,475,871         1,203,226
Leases                                              284,094           179,310
-----------------------------------------------------------------------------
  Total                                          $9,452,428        $6,190,793
=============================================================================

The geographic concentration of managed receivables was as follows:

                                           December 31,
-----------------------------------------------------------------------
                                    1995                   1994
-----------------------------------------------------------------------
                            Receivables      %     Receivables       %
-----------------------------------------------------------------------
California                  $ 2,043,281    16.7%    $1,491,094     18.3%
New York                        983,832     8.1        648,746      8.0
Texas                           692,665     5.7        442,185      5.4
Florida                         640,859     5.3        406,240      5.0
New Jersey                      599,867     4.9        443,784      5.4
All other                     7,254,851    59.3      4,723,188     57.9
-----------------------------------------------------------------------
Total managed
  receivables               $12,215,355   100.0%    $8,155,237    100.0%
=======================================================================

         In the normal course of business, the Company makes commitments to extend credit to its credit card customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. The Company does not require collateral to support this financial commitment. At December 31, 1995 and 1994, the Company had $33.3 billion and $24.7 billion, respectively, of commitments to extend credit outstanding for which there is potential credit risk. The Company believes that its customers' utilization of these lines of credit will continue to be substantially less than the amount of the commitments, as has been the Company's experience to date. At December 31, 1995 and 1994, outstanding managed credit card receivables represented 30% and 26%, respectively, of outstanding commitments.

NOTE 3. CREDIT CARD, MORTGAGE LOAN AND EQUIPMENT LEASE SECURITIZATIONS

Colonial National and Advanta National together had securitized credit card receivables outstanding of $7.7 billion at December 31, 1995. In each securitization transaction, credit card receivables were transferred to a trust which issued certificates representing ownership interests in the trust primarily to institutional investors. The Banks retained a participation interest in each trust, reflecting the excess of the total amount of receivables transferred to the trust over the portion represented by certificates sold to investors. The retained participation interests in the credit card trusts were $1.5 billion and $1.3 billion at December 31, 1995 and 1994, respectively. Although the Banks continue to service the underlying credit card accounts and maintain the customer relationships, these transactions are treated as sales for financial reporting purposes to the extent of the investors' interests in the trusts. Accordingly, the associated receivables are not reflected on the balance sheet.

         The Banks are subject to certain recourse provisions in connection with these securitizations. At December 31, 1995 and 1994, the Banks had reserves of $167.4 million and $74.5 million, respectively, related to these recourse provisions. These reserves are netted against the amounts due from credit card securitizations. At December 31, 1995, the Company had amounts receivable from credit card securitizations, including the related interest-bearing deposits, of $453.2 million, $262.4 million of which constitute amounts subject to liens by the providers of the credit enhancement facilities for the individual securitizations and amounts to be distributed to investors. At December 31, 1994, the amounts receivable were $318.6 million and amounts subject to lien or due to investors were $174.1 million.

         At December 31, 1995, the Company had $1.5 billion of securitized mortgage loan receivables

                                                  Advanta Corp. and Subsidiaries

outstanding which are subject to certain recourse provisions. The Company had reserves of $27.2 million and $17.3 million at year end 1995 and 1994, respectively, related to these recourse provisions which are netted against the excess mortgage servicing rights. See Note 16. At December 31, 1995, the Company had amounts receivable from mortgage loan sales and securitizations of $162.4 million, $58.1 million of which was subject to liens. At December 31, 1994, the amounts receivable and amounts subject to lien were $128.6 million and $49.1 million, respectively.

         At December 31, 1995, the Company had $284 million of securitized equipment lease receivables outstanding which are subject to certain recourse provisions. The asset-backed certificates carry both fixed and variable rates to investors. There were reserves of $15.3 million and $9.7 million at year end 1995 and 1994, respectively, related to these recourse provisions which are netted against the excess servicing on lease securitizations. See Note 16. The Company had accounts receivable from lease securitizations of $22.2 million at year end 1995 and $14.4 million at year end 1994, of which $7.5 million and $6.4 million, respectively, were subject to liens by providers of the credit enhancement facilities. Total interest in residuals for lease assets sold was $22.4 million and $12.0 million at December 31, 1995 and 1994, respectively, and is also subject to recourse provisions.

         As indicated in Note 1, recourse reserves are established at the time of the securitization transactions based on anticipated future cash flows, prepayment rates and charge-offs. As these estimates are influenced by factors outside of the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.

NOTE 4. RESERVE FOR CREDIT LOSSES

The reserve for credit losses for lending and leasing transactions is established to reflect losses anticipated from delinquencies that have already occurred. In estimating the reserve, management relies on historical experience by loan type adjusted for any known trends in the portfolio. As these estimates are influenced by factors outside of the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Any adjustments to the reserves (net of transfers between on- and off-balance sheet reserves) are reported in the Consolidated Income Statements in the periods they become known.

         During 1994, the Company initiated a mortgage loan repurchase program in which nonperforming mortgage loans were repurchased from the securitization trusts in order to lower the net funding costs on these managed assets. In accordance with this program, the Company transferred approximately $13 million of the off-balance sheet mortgage loan recourse reserves associated with these repurchased mortgages to on-balance sheet mortgage loan reserves (see discussion in Management's Discussion and Analysis under the caption "Provision for Credit Losses").

         The following table displays five years of reserve history:



RESERVE FOR CREDIT LOSSES                                             Year Ended December 31,
-----------------------------------------------------------------------------------------------------------
                                                       1995        1994       1993         1992        1991
-----------------------------------------------------------------------------------------------------------
Balance at January 1                               $ 41,617    $ 31,227   $ 40,228     $ 36,355    $ 31,701
Provision for credit losses                          53,326      34,198     29,802       47,138      55,461
Transfer of reserves from/(to)
  recourse reserves                                   1,100      11,485    (12,027)      (3,300)          0
Gross credit losses:
  Credit cards                                      (41,779)    (28,646)   (33,805)     (46,477)    (52,798)
  Mortgage loans                                     (6,038)    (11,731)    (2,247)      (1,488)     (1,635)
  Leases                                             (1,413)     (1,053)    (1,376)      (1,930)     (3,205)
  Other loans                                           (38)        (44)       (93)         (73)       (155)
-----------------------------------------------------------------------------------------------------------
Total credit losses                                 (49,268)    (41,474)   (37,521)     (49,968)    (57,793)
Recoveries:
  Credit cards                                        6,354       5,958     10,182        9,095       5,546
  Mortgage loans                                         76          42         40           37           8
  Leases                                                274         139        429          663       1,075
  Other loans                                            15          42         94          208         357
-----------------------------------------------------------------------------------------------------------
Total recoveries                                      6,719       6,181     10,745       10,003       6,986
-----------------------------------------------------------------------------------------------------------
Net credit losses                                   (42,549)    (35,293)   (26,776)     (39,965)    (50,807)
Balance at December 31                             $ 53,494    $ 41,617   $ 31,227     $ 40,228    $ 36,355
===========================================================================================================

                                                  Advanta Corp. and Subsidiaries


NOTE 5.  INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consisted of the following:

                                                         December 31,
-------------------------------------------------------------------------------------------------------------
                                      1995                                         1994
                  -------------------------------------------  ----------------------------------------------
                                Gross       Gross                             Gross        Gross
                  Amortized  Unrealized  Unrealized    Market  Amortized   Unrealized    Unrealized    Market
                    Cost        Gains      Lesses      Value     Cost         Gains        Losses      Value
-------------------------------------------------------------  ----------------------------------------------
U.S. Treasury
  & other U.S.
  Government
  Securities       $405,614    $   70      $(286)     $405,398  $192,994        $0        $ (4,509)  $188,485
State and
  municipal
  securities         24,239        52          0        24,291    78,884         0          (1,676)    77,208
Collateralized
  mortgage
  obligations         8,066         0       (101)        7,965     8,584         0            (672)     7,912
Mortgage-backed
  securities         36,599         0       (103)       36,496    34,555         0          (2,829)    31,726
Equity securities:
  Venture capital
  investments        26,897     4,111          0        31,008     5,000         0               0      5,000
  Other equity
  securities         10,963       196       (250)       10,909     8,056         0            (372)     7,684
Other                16,897         0         (1)       16,896       745         0              (1)       744
-------------------------------------------------------------------------------------------------------------
Total              $529,275    $4,429      $(741)     $532,963  $328,818        $0        $(10,059)  $318,759
-------------------------------------------------------------------------------------------------------------

                                   December 31,
--------------------------------------------------------------
                                      1993
                  --------------------------------------------
                                Gross       Gross
                  Amortized  Unrealized  Unrealized     Market
                    Cost        Gains      Lesses       Value
--------------------------------------------------------------
U.S. Treasury
  & other U.S.
  Government
  Securities       $154,873    $  225      $(177)     $154,921
State and
  municipal
  securities         75,797       868          0        76,665
Collateralized
  mortgage
  obligations        21,288        42        (60)       21,270
Mortgage-backed
  securities         45,611         0        (42)       45,569
Equity securities:
  Venture capital
  investments             0         0          0             0
  Other equity
  securities          6,947         0          0         6,947
Other                 2,704         0        (50)        2,654
--------------------------------------------------------------
Total              $307,220    $1,135      $(329)     $308,026
==============================================================

         At December 31, 1995, investment securities with a book value of $4,139 were pledged as collateral for derivatives transactions. At December 31, 1994, investment securities with a book value of $106,582 were pledged as collateral for repurchase and derivatives transactions. At December 31, 1995, 1994 and 1993, investment securities with a book value of $6,281, $7,133 and $7,927, respectively, were deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers. At December 31, 1995, $3,688 of net unrealized gains on securities was included in investments available for sale. During 1995, the net change in unrealized gains on available for sale securities included as a separate component of stockholders' equity was $6,258.

         Maturity of investments available for sale at December 31, 1995 was as follows:

                                        Amortized         Market
                                          Cost             Value
-----------------------------------------------------------------
Due in 1 year                            $422,907        $422,662
Due after 1 but within 5 years              5,881           5,946
Due after 5 but within 10 years             1,065           1,081
Due after 10 years                              0               0
-----------------------------------------------------------------
  Subtotal                                429,853         429,689
Mortgage-backed CMO and MBS                44,665          44,461
Equity and other securities                54,757          58,813
-----------------------------------------------------------------
Total investments                        $529,275        $532,963
=================================================================

         During 1995, proceeds from sales of available for sale securities were $1,689,000. Gross gains of $8,666 and losses of $320 were realized on these sales. Of the gross gains, $8,610 relates to an investment held by the Company's venture capital unit. Proceeds during 1994 were $624,000. Gross gains of $118 and losses of $596 were realized on these sales. Proceeds during 1993 were $841,000. Gross gains of $3,430 and losses of $888 were realized on these sales. The specific identification method was the basis used to determine the amortized cost in computing realized gains and losses.

                                                  Advanta Corp. and Subsidiaries

NOTE 6. DEBT

On December 11, 1995, $184 million of previously issued subordinated notes and RediReserve certificates were exchanged for senior notes and RediReserve certificates with similar interest rates and maturities. Total debt consisted of the following:

                                                           December 31,
-----------------------------------------------------------------------------
                                                       1995              1994
-----------------------------------------------------------------------------
SENIOR DEBT
RediReserve certificates                          $   4,203          $      0
6 month senior notes                                  4,629                 0
12 month senior notes                                46,372                 0
18 month senior notes (4.65%-7.00%)                   6,534                 0
24 month senior notes (4.88%-7.58%)                  37,600                 0
30 month senior notes (5.36%-7.14%)                  16,730                 0
48 month senior notes (5.60%-9.02%)                  19,939                 0
60 month senior notes (5.83%-10.44%)                 55,604                 0
5 1/8% notes due 1996                               149,955           149,903
Medium-term notes, fixed (5.02%-8.36%)              289,735           264,735
Medium-term notes, floating                         215,000            95,000
Short-term bank notes (5.97%)                        24,999            84,977
Medium-term bank notes, fixed (5.86%-6.63%)         297,737                 0
Medium-term bank notes, floating                     24,970                 0
Other senior notes                                    8,961                 0
-----------------------------------------------------------------------------
Total senior debt                                $1,202,968         $ 594,615

SUBORDINATED DEBT
RediReserve certificates                         $       26         $   4,829
6 month subordinated notes                               65             5,422
12 month subordinated notes                             552            34,082
18 month subordinated notes
  (4.65%-7.00%)                                          75            10,113
Two-, four-, and five year subordinated
  notes (4.88%-10.44%)                               21,676           130,213
30 month subordinated notes
  (5.36%-7.14%)                                       2,878            37,858
7% subordinated bank notes due 2003                  49,699            49,659
Other subordinated notes                              1,251            10,003
-----------------------------------------------------------------------------
Total subordinated debt                          $   76,222         $ 282,179
-----------------------------------------------------------------------------
Total debt                                       $1,279,190         $ 876,794
Less short-term debt & certificates              $ (691,313)        $(210,761)
-----------------------------------------------------------------------------
Long-term debt                                   $  587,877         $ 666,033
=============================================================================

         The Company's senior floating rate notes were priced based on a factor of LIBOR or the Federal Funds effective rate. At December 31, 1995 the rates on these notes varied from 6.01% to 6.41%.

         The annual maturities of long-term debt at December 31, 1995 for the years ending December 31 are as follows: $316.1 million in 1997; $30.5 million in 1998; $17.9 million in 1999; $151.9 million in 2000; and $71.4 million thereafter. The average interest cost of the Company's debt during 1995, 1994 and 1993 was 6.92%, 6.23%, and 7.59%, respectively.

NOTE 7. CAPITAL STOCK

The number of shares of capital stock was as follows:

                                                       Issued and Outstanding
-----------------------------------------------------------------------------
                                                            December 31,
-----------------------------------------------------------------------------
                                                       1995              1994
-----------------------------------------------------------------------------
                                                           (In thousands)
Class A preferred -- $1,000 par value;
  Authorized, 1,010                                       1                 1
=============================================================================
Class B preferred--$.01 par value;
  Authorized, 1,000,000                                  25                 0
=============================================================================
Class A voting common stock --
  $.01 par value;
  Authorized, 200,000,000                            17,481            17,347
Class B non-voting common stock --
  $.01 par value;
  Authorized, 200,000,000                            24,007            23,132
-----------------------------------------------------------------------------
Total common stock                                   41,488            40,479
=============================================================================

         The Class A Preferred Stock is entitled to 1/2 vote per share and a non-cumulative dividend of $140 per share per year, which must be paid prior to any dividend on the common stock. Dividends were declared on the Class A Preferred Stock for the first time in 1989 and have continued through 1995 as the Company paid dividends on its common stock. The redemption price of the Class A Preferred Stock is equivalent to the par value. The Class B Preferred Stock pays a 6 3/4% dividend per share per year (equal to $249.75 per share) and must be paid prior to any dividend on the common stock.

NOTE 8.  ISSUANCE OF PREFERRED STOCK

On August 21, 1995, in a public offering, the Company sold 2,500,000 depositary shares each representing a one-hundredth interest in a share of Stock Appreciation Income Linked Securities ("SAILS"). The SAILS constitute a series of the Company's Class B Preferred Stock, designated as 6 3/4% Convertible Class B Preferred Stock, Series 1995 (SAILS). On September 15, 1999, unless either previously redeemed by the Company or converted at the option of the holder, each share of the SAILS will automatically convert into 100 shares of Class B Common Stock. Proceeds from the offering, net of underwriting discount, were approximately $90 million. The Company used the proceeds of the offering for general corporate purposes, including financing the growth of its subsidiaries.

NOTE 9.  EXTRAORDINARY ITEM

In April of 1993, the Company repurchased the remaining $33.2 million of its 12 3/4% Senior Subordinated Debentures at a price equal to 104% of par. This transaction resulted in an extraordinary loss of $1.3 million (net of a tax benefit of $.7 million) or $.03 per share for the year ended December 31, 1993.

                                                  Advanta Corp. and Subsidiaries



 NOTE 10.  INCOME TAXES


 Income tax expense consisted of the following components:

                                                                       Year Ended December 31,
 ----------------------------------------------------------------------------------------------------
                                                                   1995           1994           1993
 ----------------------------------------------------------------------------------------------------
 Current:
   Federal                                                      $55,184        $54,246        $40,736
   State                                                          4,943          4,948          4,184
 ----------------------------------------------------------------------------------------------------
                                                                 60,127         59,194         44,920
 ----------------------------------------------------------------------------------------------------
 Deferred:
   Federal                                                       14,316           (613)        (1,829)
   State                                                            783            563          2,244
 ----------------------------------------------------------------------------------------------------
                                                                 15,099            (50)           415
 ----------------------------------------------------------------------------------------------------
 Total tax expense before
   extraordinary item                                           $75,226        $59,144        $45,335
=====================================================================================================

         Current taxes payable include the earnings of certain subsidiaries which are not included in the consolidated federal income tax return.

         The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                                                                        Year Ended December 31,
 ----------------------------------------------------------------------------------------------------
                                                                   1995           1994           1993
 ----------------------------------------------------------------------------------------------------
 Statutory federal income tax                                   $74,166        $57,822        $43,139
 State income taxes, net of
   federal income tax benefit                                     3,722          3,582          4,178
 Nontaxable investment
   income                                                          (984)        (1,149)          (675)
 Other                                                           (1,678)        (1,111)        (1,307)
 ----------------------------------------------------------------------------------------------------
 Consolidated tax expense
   before extraordinary item                                    $75,226        $59,144        $45,335
 ----------------------------------------------------------------------------------------------------
 Tax benefit on loss from
   repurchase of debentures                                           0              0           (656)
 ----------------------------------------------------------------------------------------------------
 Consolidated tax expense                                       $75,226        $59,144        $44,679
 ====================================================================================================

         Deferred taxes are determined based on the estimated future tax effects of the differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset/(liability) is comprised of the following:

                                                              December 31,
 ----------------------------------------------------------------------------
                                                            1995         1994
 ----------------------------------------------------------------------------
 Deferred taxes:
   Gross assets                                         $ 75,851     $ 78,602
   Gross liabilities                                     (59,445)     (52,344)
 ----------------------------------------------------------------------------
 Total deferred taxes                                   $ 16,406     $ 26,258
 ============================================================================

         The Company concluded that a valuation allowance against the deferred tax asset at December 31, 1995 and 1994 is not necessary. Realization of the deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.


         The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:


                                                                                    December 31,
     -------------------------------------------------------------------------------------------------------
                                                                          1995                          1994
     -------------------------------------------------------------------------------------------------------
     SFAS 91                                                          $(23,899)                     $(20,034)
     Loan losses                                                        20,197                        14,965
     Mortgage banking income                                             9,767                        10,174
     Securitization income                                             (35,546)                      (28,949)
     Leasing income                                                     41,901                        42,473
     Other                                                               3,986                         7,629
     -------------------------------------------------------------------------------------------------------
     Net deferred tax assets/(liabilities)                            $ 16,406                      $ 26,258
     =======================================================================================================


NOTE 11.  BENEFIT PlANS

The Company has adopted several management incentive plans designed to provide incentives to participating employees to remain in the employ of the Company and devote themselves to its success. Under these plans, eligible employees were given the opportunity to elect to take portions of their anticipated or "target" bonus payments for future years in the form of restricted shares of common stock. To the extent that such elections were made (or, for executive officers, were required by the terms of such plans), restricted shares were issued to employees, with the number of shares granted to employees determined by dividing the amount of future bonus payments the employee had elected to receive in stock by the market price as determined under the incentive plans. The restricted shares are subject to forfeiture should the employee terminate employment with the Company prior to vesting. Restricted shares vest ten years from the date of grant, but with respect to the restricted shares issued under each plan, vesting was and will be accelerated annually with respect to one-third of the shares, to the extent that the employee and the Company met or meet their respective performance goals for a given plan performance year. When newly eligible employees elect to participate in a plan, the number of shares issued to them with respect to their "target" bonus payments for the relevant plan performance years is determined based on the average market price of the stock for the 90 days prior to eligibility.

                                                  Advanta Corp. and Subsidiaries


     The following table summarizes the Company's incentive plans:

                                           Plan           Original
                                       Performance          Stock              Shares                     Shares
                                      Years Covered         Price              Issued                     Vested
     -------------------------------------------------------------------------------------------------------------
     AMIPWISE II                        1993--1995          $ 4.75            1,017,127                   618,429
     KEIPWISE                           1992--1995          $ 7.07               73,503                    49,458
     AMIPWISE III                       1996--1998          $17.00              518,412                         0
     AMIPWISE IV                        1999--2001          $25.00              450,321                         0
     =============================================================================================================


        At December 31, 1995, a total of 1,396,764 shares issued under these and the predecessor plan to AMIPWISE II (for "target" bonuses for 1990--1992) were were subject to restrictions and were included in the number of shares outstanding.

        The Company has an Employee Stock Purchase Plan which allows employees employees and directors to purchase Class B common stock at a 15% discount from the market price without paying brokerage fees. The Company reports this 15% discount as compensation expense. During 1995, shares were issued under the plan from unissued stock or from treasury stock at the average market price on the day of purchase.

        The Company has two Stock Option Plans which together authorize the grant to employees and directors of options to purchase an aggregate of 6.5 million shares of common stock. The Company presently intends only to issue options to purchase Class B common stock. Beginning in 1992, options generally vest over a four-year period, and expire 10 years after the date of grant.

        Shares available for future grant aggregated 96,508 at December 31, 1995, and 1,362,508 at December 31, 1994. Transactions under the plans for the two years ended December 31, 1995, were as follows:

                                                      Number of     Price Range
                                                       Shares        Per Share
 -------------------------------------------------------------------------------

                                                   (In thousands)
 Options outstanding at
   December 31, 1993                                   3,039    $  .98 -- $27.50
 Options granted                                         762    $23.50 -- $35.00
 Options exercised                                      (313)   $  .98 -- $24.67
 Options terminated                                      (73)   $11.58 -- $27.38
 -------------------------------------------------------------------------------
 Options outstanding at
   December 31, 1994                                   3,415    $  .98 -- $35.00
 Options granted                                       1,363    $29.00 -- $43.88
 Options exercised                                      (300)   $ 1.00 -- $32.00
 Options terminated                                      (97)   $12.33 -- $31.50
 -------------------------------------------------------------------------------
 Options outstanding at
   December 31, 1995                                   4,381    $  .98 -- $43.88
 ===============================================================================


         The Company also has outstanding options to purchase 581,500 shares of common stock at a price range of $1.52 to $4.75 per share, which were not issued pursuant to either of the Stock Option Plans.

         At December 31, 1995, 2,015,319 of the 4,381,000 outstanding options issued under the Stock Options Plans had vested and all 581,500 options issued outside the Plans had vested.

         The Company has a tax-deferred employee savings plan which provides employees savings and investment opportunities, including the ability to invest in the Company's Class B common stock. The employee savings plan provides for discretionary Company contributions equal to a portion of the first 5% of an employee's compensation contributed to the plan. For the three years ended December 31, 1995, 1994 and 1993, the Company contributions equaled 100% of the first 5% of participating employees' compensation contributed to the plan. The expense for this plan totaled $2,027, $1,565 and $1,189 in 1995, 1994 and 1993, respectively. All shares purchased by the plan for the three years ended December 31, 1995 were acquired from the Company at the market price on each purchase date or were purchased on the open market.



 NOTE 12.  CREDIT CARD SALE

 In April 1994, the Company, through its subsidiary Colonial National, reached an agreement with NationsBank of Delaware, N.A., to sell certain credit card customer relationships which at that time represented approximately $150 million of securitized credit card receivables (less than 4% of the Company's managed credit card receivables as of June 30, 1994). In the second quarter of 1994, the Company recorded an $18.4 million pretax gain on the sale related to the value associated with the customer relationships. In addition, the Company deferred a portion of the proceeds related to the excess spread of the receivables to be generated over the remaining life of the securitization trust, which terminated in the second quarter of 1995. These proceeds were recognized as securitization income over the related period.

                                            Advanta Corp. and Subsidiaries


 NOTE 13.  COMMITMENTS AND CONTINGENCIES


 The Company leases office space in several states under leases accounted for as operating leases. Total rent expense for all of the Company's locations for the years ended December 31, 1995, 1994 and 1993 was $4.9 million, $5.4 million and $4.8 million, respectively. The future minimum lease payments of all non-cancelable operating leases are as follows:


 Year Ended December 31,
 ------------------------------------------------------------------
 1996                                                       $ 5,825
 ------------------------------------------------------------------
 1997                                                         5,521
 ------------------------------------------------------------------
 1998                                                         4,214
 ------------------------------------------------------------------
 1999                                                         3,105
 ------------------------------------------------------------------
 2000                                                         2,803
 ------------------------------------------------------------------
 Thereafter                                                  10,856
 ==================================================================



 NOTE 14.  OTHER BORROWINGS


 The Company had a revolving credit facility of $510 million and money market bid lines of $255 million at December 31, 1995. There is a quarterly facility fee of up to 1/2 of 1% of the unused portion of the revolving credit facility. There is no facility fee on the money market bid lines as they are uncommitted facilities. Under the revolving credit facility, the Company is subject to various loan covenants, including the maintenance of certain fixed financial ratios and conditions, limitations on mergers and acquisitions, and limitations on liens on property and other assets.

 The composition of other borrowings was as follows:



                                                             December 31,
 ---------------------------------------------------------------------------
                                                        1995            1994
 ---------------------------------------------------------------------------
 Term fed funds                                   $  443,000        $309,000
 Securities sold under
   repurchase agreements                                   0          86,455
 Short-term debt                                     691,313         210,761
 Lines of credit and term
   funding arrangements                                    0          50,000
 Other borrowings                                     81,814          80,879
 ---------------------------------------------------------------------------
 Total                                            $1,216,127        $737,095
 ===========================================================================

The following table displays information related to selected types of short-term borrowings:

                               1995                   1994
-----------------------------------------------------------------
                         Amount     Rate        Amount       Rate
-----------------------------------------------------------------
At year end:
  Securities sold under
    repurchase
    agreements           $      0      0%      $ 86,455      6.26%
  Term fed funds          443,000   5.83        309,000      6.13
-----------------------------------------------------------------
Total                    $443,000   5.83%      $395,455      6.16%
=================================================================
Average for the year:
  Securities sold under
    repurchase
    agreements           $ 25,008   5.97%      $ 14,111      5.07%
  Term fed funds
    and fed funds
    purchased             199,166   6.10        154,299      4.74
-----------------------------------------------------------------
Total                    $224,174   6.09%      $168,410      4.77%
=================================================================
Maximum month-end
  balance:
  Securities sold under
    repurchase
    agreements           $ 29,813              $ 86,455
  Term fed funds
    and fed funds
    purchased             455,250               309,000
=================================================================

         The weighted average interest rates were calculated by dividing the interest expense for the period for such borrowings by the average amount of short-term borrowings outstanding during the period.


NOTE 15.  SELECTED INCOME STATEMENT INFORMATION


Noninterest Revenues                  Year Ended December 31,
----------------------------------------------------------------
                                    1995         1994       1993
----------------------------------------------------------------
Gain on sale of credit cards    $      0     $ 18,352   $      0
Other noninterest revenues:
  Credit card securitization
    income                       183,360      149,043     98,521
  Credit card servicing
    income                       117,369       68,960     41,593
  Credit card interchange
    income                        92,439       71,740     56,107
  Income from mortgage
    banking activities            50,541       37,586     24,146
  Leasing revenues, net           41,050       21,551     10,317
  Insurance revenues, net         27,654       12,734      9,249
  Equity securities gains         15,386            0          0
  Other credit card revenues      14,230       14,209     11,545
  Other                              985        1,633      4,102
----------------------------------------------------------------
Total other noninterest
   revenues                     $543,014     $377,456   $255,580
----------------------------------------------------------------
Total noninterst revenues       $543,014     $395,808   $255,580
================================================================

                                 Advanta Corp. and Subsidiaries





OPERATING EXPENSES                    Year Ended December 31,
----------------------------------------------------------------
                                    1995        1994        1993
----------------------------------------------------------------
Amortization of credit card
  deferred origination
  costs, net                   $  72,258    $  39,381  $   6,566
Other operating expenses:
  Salaries and employee
    benefits                     116,681       88,681     65,469
  External processing             28,407       22,618     16,604
  Marketing                       25,374       32,339     18,742
  Credit card fraud losses        20,029       16,654     13,779
  Postage                         18,518       12,732      9,818
  Professional fees               14,937       10,985     10,761
  Equipment expense               12,751        9,293      6,550
  Telephone expense               11,959        8,615      5,402
  Occupancy expense                9,254        8,425      6,247
  Credit and collection
    expense                        9,039        7,604      7,055
  Other                           11,478        9,457     14,174
----------------------------------------------------------------
Total other operating
  expenses                      $278,427     $227,403   $174,601
----------------------------------------------------------------
Total operating expenses        $350,685     $266,784   $181,167
================================================================


Note 16.  SELECTED BALANCE SHEET INFORMATION

INTEREST-BEARING DEPOSITS                          December 31,
-----------------------------------------------------------------
                                                 1995        1994
-----------------------------------------------------------------
Amounts due from credit card trusts(A)       $262,392    $174,147
Amounts due from mortgage trusts(A)            58,105      49,097
Amounts due from leasing trusts(A)              7,479       6,398
Other interest-bearing deposits                82,733      84,210
-----------------------------------------------------------------
Total interest-bearing deposits              $410,709    $313,852
=================================================================

(A) Represents initial deposits and subsequent excess collections up to the required amount on each of the credit card, mortgage and leasing securitizations. Also includes amounts to be distributed to investors.



OTHER ASSETS                                        December 31,
 ------------------------------------------------------------------
                                                 1995          1994
 ------------------------------------------------------------------
 Excess mortgage servicing rights            $ 96,194      $ 73,223
 Prepaid assets                                69,170        33,895
 Accrued interest receivable                   67,681        39,353
 Deferred costs                                20,670         9,500
 Investments in operating leases               11,928        13,123
 Excess servicing--leasing                     11,813         5,949
 Due from trustees--mortgage                    8,095         6,295
 Current and deferred
   federal income taxes                        15,823        26,093
 Goodwill                                       4,983         5,318
 Other real estate(A)                           3,333         4,564
 Due from trustees--leasing                     2,941         2,010
 Other                                         62,346        21,202
 ------------------------------------------------------------------
 Total other assets                          $374,977      $240,525
 ==================================================================

 (A) Carried at the lower of cost or fair market value.


         At December 31, 1995 and 1994, the Company had $190.8 million and $144.5 million, respectively, of amounts due from credit card securitizations. These amounts include excess servicing, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established.


 OTHER LIABILITIES                                   December 31,
 -------------------------------------------------------------------
                                                  1995          1994
 --------------------------------------------------------------------
 Deferred fees and other reserves             $ 46,058      $ 42,855
 Accounts payable and accrued expenses          32,831        31,380
 Accrued interest payable                       29,012        10,640
 Current and deferred state income taxes         9,026         6,813
 Other                                          23,763        17,184
 -------------------------------------------------------------------
 Total other liabilities                      $140,690      $108,872
 ===================================================================


 NOTE 17.  CASH, DIVIDEND AND LOAN RESTRICTIONS


 In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in cash, debt and dividend restrictions.

         The Federal Reserve Act imposes various legal limitations on the extent to which banks that are members of the Federal Reserve System can finance or otherwise supply funds to certain of their affiliates. In particular, Colonial National and Advanta National are subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with the Company or its

                                                Advanta Corp. and Subsidiaries



 affiliates. Such restrictions prevent both banks from lending to the Company and its affiliates unless such extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, such secured extensions of credit by Colonial National and Advanta National are limited in amount: (a) as to the Company or any such affiliate, to 10 percent of each bank's capital and surplus, and (b) as to the Company and all such affiliates in the aggregate, to 20 percent of each bank's capital and surplus.

         Under certain grandfathering provisions of the Competitive Equality Banking Act of 1987, the Company is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), so long as the Company and Colonial National continue to comply with certain restrictions on their activities. With respect to Colonial National, these restrictions include limiting the scope of its activities to those in which it was engaged prior to March 5, 1987. Since Colonial National was not making commercial loans at that time, it must continue to refrain from making commercial loans which would include any loans to the Company or any of its subsidiaries in order for the Company to maintain its grandfathered exemption under the BHCA. The Company has no present plans to register as a bank holding company under the BHCA. Colonial National and Advanta National are also subject to various legal limitations on the amount of dividends that can be paid to their parent, Advanta Corp. Each bank is eligible to declare a dividend provided that it is not greater than the current year's net profits plus net profits of the preceding two years, as defined. During 1995, Colonial National paid $63 million of dividends to Advanta Corp. while $24 million of dividends were paid during 1994.

         Advanta National, as a credit card bank, must also refrain from making commercial loans which would include any loans to the Company or any of its subsidiaries.

         The Office of the Comptroller of the Currency requires that Colonial National and Advanta National maintain risk-based capital ratios of at least 8%. At December 31, 1995, Colonial National's and Advanta National's risk-based capital ratios of 11.56% and 12.28%, respectively, were in excess of the required level and exceeded the minimum required capital level of 10% for designation as "well capitalized" depository institutions.



NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS


The estimated fair values of the Company's financial instruments are as follows:


    -------------------------------------------------------------------------------------------------
                                                               1995                     1994
                                                    -----------------------   -----------------------
                                                      Carrying         Fair     Carrying         Fair
                                                        Amount        Value       Amount        Value
    -------------------------------------------------------------------------------------------------
     Financial assets:
     Cash                                           $   45,714   $   45,714   $   43,706   $   43,706
       Federal funds sold                              146,375      146,375       39,050       39,050
       Interest-bearing deposits                       410,709      410,709      313,852      313,852
       Investments available for sale                  532,963      532,963      318,759      318,759
       Loans, net of reserve for credit losses       2,779,249    2,846,166    1,979,454    2,019,418
       Amounts due from credit card securitizations    190,819      236,483      144,483      210,107
       Excess mortgage servicing rights                 96,194      105,024       73,223       89,600


     Financial liabilities:
       Demand and savings deposits                  $  369,224   $  369,224   $  366,201   $  366,201
       Time deposits and debt                        2,816,567    2,830,590    1,669,951    1,653,979
       Other borrowings                                524,814      525,246      526,334      526,441


     Off-balance sheet financial instruments
       Asset/(Liability):
         Interest rate swaps                        $        0   $    3,198   $        0   $  (21,818)

         Interest rate  options:
           Caps purchased                                1,228        1,211        3,297        6,032
           Caps written                                 (4,330)      (1,703)      (5,801)      (5,767)
           Corridors/collars                                66       (1,033)           0          785
           Forward contracts                                 0       (1,294)           0           26

      Intangibles:
       Credit card customer relationships --
         on- and off-balance sheet                  $        0   $1,841,900    $       0   $1,135,200
     ================================================================================================

                                                 Advanta Corp. and Subsidiaries



The above values do not necessarily reflect the premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. In addition, these values, derived from the methods and assumptions described below, do not consider the potential income taxes or other expenses that would be incurred on an actual sale of an asset or settlement of a liability. With respect to the fair value of liabilities, the above table is prepared on the basis that the amounts necessary to discharge such liabilities represent fair value. The Company's off-balance sheet financial instruments relate to managing the interest rate sensitivity and foreign currency position as described in Note 20.

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


INTEREST RATE SWAPS, OPTIONS AND FORWARD CONTRACTS

The fair value of interest rate swaps, options and forward contracts (used for managing interest rate and foreign currency risks) is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest and foreign exchange rates and the current creditworthiness of the counterparty.


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

                                                Advanta Corp. and Subsidiaries


COMMITMENTS TO EXTEND CREDIT


Although the Company had $23.3 billion of unused commitments to extend credit, there is no market value associated with these commitments, as any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements.



NOTE 19.  CALCULATION OF EARNINGS
PER COMMON SHARE

The following table shows the calculation of earnings per common share for the years ended December 31, 1995, 1994 and 1993:


                                                   1995                 1994                1993
     -------------------------------------------------------------------------------------------
     Net income                                $136,677             $106,063             $76,647
       less: Preferred 'A' dividends               (141)                (141)               (141)
     -------------------------------------------------------------------------------------------
     Net income available to
       common shares                           $136,536             $105,922             $76,506
     Average common stock
       outstanding                               39,723               38,877              37,170
     Common stock equivalents:
       Restricted stock and options               2,206                2,169               2,607
       Mandatorily convertible
         Preferred "B" stock
         (see Note 8)                               741                    0                   0
     -------------------------------------------------------------------------------------------
     Weighted average shares
       outstanding                               42,670               41,046              39,777
     ===========================================================================================
     Earnings per common share                 $   3.20             $   2.58             $  1.92
     ===========================================================================================



NOTE 20.  DERIVATIVE FINANCIAL INSTRUMENTS


In managing its interest rate sensitivity and foreign currency positions, the Company may use derivative financial instruments. These instruments are used for the express purpose of managing its interest rate and foreign currency exposures and are not used for any trading or speculative activities. As of December 31, 1995 and 1994, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.

     The following table summarizes by notional amounts the Company's derivatives instruments as of December 31, 1995 and 1994:



                                                               1995               1994
     ----------------------------------------------------------------------------------
     Interest rate swaps                                 $  867,835          $  459,735
     Interest rate options:
       Caps written                                       1,360,000           1,100,000
       Caps purchased                                       270,000             110,000
       Corridors/collars                                    575,000             425,000
     Forward contracts                                      190,652              39,000
     ----------------------------------------------------------------------------------
                                                         $3,263,487          $2,133,735
     ----------------------------------------------------------------------------------

     The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives contracts.

     Credit risk associated with derivatives arises from the potential for a counterparty to default on its obligations. The Company attempts to limit credit risk by only transacting with highly creditworthy counterparties and requiring master netting and collateral agreements for all interest rate swap and interest rate option contracts. All derivative counterparties are associated with organizations having securities rated as investment grade by independent rating agencies. The list of eligible counterparties, setting of counterparty limits, and monitoring of credit exposure is controlled by the Investment Committee, a management committee. The Company's credit exposure to derivatives, with the exception of caps written, is represented by contracts with a positive fair value without giving consideration to the value of any collateral exchanged see Note 18. For caps written, credit exposure does not exist since the counterparty has performed its obligation to pay the Company a premium payment.

     Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. Based on its interest rate sensitivity analyses, the Company enters into interest rate swaps to more effectively manage the impact of fluctuating interest rates on its net interest income and noninterest revenues. The Company has used interest rate swaps to synthetically alter the cash flow characteristics on certain deposit, debt, and off-balance sheet credit card and leasing securitizations.

     As of December 31, 1995, the Company used interest rate swaps for the following purposes: $250 million to effectively convert certain variable rate deposits to a fixed rate, $204 million to effectively convert fixed rate debt to a LIBOR based variable rate, and $414 million to effectively convert certain off-balance sheet variable pass-through rate credit card and leasing securitizations to a fixed rate. As of December 31, 1994, the Company used $460 million in notional amounts of interest rate swaps to effectively convert certain fixed rate debt to a LIBOR based variable rate. In 1995, as part of its asset/liability risk management process, the Company elected to terminate $285.9 million of interest rate swaps which were effectively converting certain fixed rate debt to a variable rate based on LIBOR. Gains or losses resulting from these interest rate swap terminations are

                                               Advanta Corp. and Subsidiaries

deferred and amortized to interest expense over the remaining life of the underlying fixed rate debt. As of December 31, 1995, the remaining unamortized loss on interest rate swap terminations amounted to $1.3 million and the weighted average amortization period was 10 months.

     The following table summarizes by notional amounts the Company's interest rate swap activity by major category for the periods presented:

                                                   Receive               Pay
                                                  Fixed Rate          Fixed Rate          Total
------------------------------------------------------------------------------------------------
Balance at 1/01/93                                $      0            $ 500,000        $ 500,000
  Additions                                        150,000                    0          150,000
------------------------------------------------------------------------------------------------
Balance at 12/31/93                                150,000              500,000          650,000
  Additions                                        309,735                    0          309,735
Maturities                                               0             (500,000)        (500,000)
------------------------------------------------------------------------------------------------
Balance at 12/31/94                                459,735                    0          459,735
Additions                                           30,000              625,962          655,962
Net accretion                                            0               38,038           38,038
Terminations                                      (285,900)                   0         (285,900)
------------------------------------------------------------------------------------------------
Balance st 12/31/95                              $ 203,835            $ 664,000        $ 867,835
================================================================================================

     Interest rate options are contracts that grant the purchaser, for a premium payment, the right to either purchase or sell a financial instrument at a future date for a specified price from the writer of the option. Interest rate caps and floors are option-like contracts that require the seller (writer) to pay the purchaser at specified future dates the amount by which a specified market interest rate exceeds the cap rate or falls below the floor rate, multiplied against a notional amount. A corridor is also an option-like contract which is the simultaneous purchase and sale of separate interest rate caps where each cap is referenced to a different interest rate index. A collar is an option-like contract which is the simultaneous purchase of an interest rate cap and the sale of an interest rate floor using the same reference interest rate index.

     As part of managing its balance sheet and liquidity position, the Company periodically securitizes and sells credit card and lease receivables. For credit enhancement purposes, certain variable pass-through rate credit card and lease securitizations were issued with embedded or purchased interest rate caps. These rate caps, however, were not needed to satisfy asset/liability management strategies. In order to achieve its desired interest rate sensitivity structure and further reduce the effective pass-through rate of the securitization, the Company has synthetically altered the interest rate structure on certain off-balance sheet credit card and lease securitizations by writing interest rate caps to offset the embedded and purchased rate caps attached to them.

     The premiums received or paid for writing or purchasing such cap contracts are included in other assets and are amortized to noninterest revenues over the life of the contract. Any obligations which may arise under these contracts are recorded in noninterest revenues on an accrual basis. As of December 31, 1995, unamortized premiums for caps written and purchased amounted to $4.3 million and $1.2 million, respectively. The weighted average maturity for caps written and purchased was 2.9 years and 2.8 years, respectively. As of December 31, 1994, unamortized premiums for caps written and purchased amounted to $5.8 million and $3.3 million, respectively. The weighted average maturity for caps written and purchased was 3.8 years and 3.6 years, respectively.

     When the Company periodically securitizes and sells credit card receivables, the receivables sold to the securitization trust may carry rates which are indexed to the prime rate, whereas the securitization certificates issued from the trust may be priced at a spread over LIBOR. The Company is exposed to interest rate risk to the extent that these two rate indices react differently to changes in market interest rates. The Company may choose to hedge its excess servicing revenues from the risk of spread compression between the prime rate and LIBOR by entering into corridor transactions which effectively fix a prime/LIBOR spread. In addition, variable rate receivables sold to a variable pass-through rate securitization trust may contain introductory fixed rates which expose the Company to interest rate risk during the receivables' introductory period. The Company may choose to hedge the risk of interest rate spread compression by entering into collar transactions which effectively lock in a minimum interest rate spread in a changing interest rate environment.

                                                Advanta Corp. and Subsidiaries


         Premiums paid or received for entering into corridor and collar transactions are included in other assets or other liabilities and are amortized to noninterest revenues over the life of the contract. Any obligations which may arise under these contracts are recorded to noninterest revenues on an accrual basis. As of December 31, 1995 and 1994, unamortized premiums received for corridor and collar transactions amounted to $66 thousand and $0, respectively. As of December 31, 1995 and 1994, the weighted average maturity of corridor and collar transactions was 8 months and 1.7 years, respectively.

         Forward contracts are commitments to either purchase or sell a financial instrument at a future date for a specified price and may be settled in cash or through delivery of the underlying financial instrument. The Company regularly securitizes and sells fixed rate mortgage loan receivables. The Company may choose to hedge the changes in the market value of its fixed rate loans and commitments designated for anticipated securitizations by selling U.S. Treasury securities for forward settlement. The maximum and average terms of hedges of anticipated mortgage loan sales is four and two months, respectively. Gains and losses from forward sales are deferred and included in the measurement of the dollar basis of the loans sold. Realized losses of $1.8 million, and $32 thousand were deferred as of December 31, 1995 and 1994, respectively.

         In addition, the Company periodically issues fixed pass-through rate credit card securitizations and fixed rate bank notes. The Company is exposed to interest rate risk to the extent that rates rise before the issuance of the anticipated fixed rate obligations. The Company may choose to hedge the interest costs associated with anticipated obligations by selling securities for forward settlement. Gains or losses resulting from these hedges are deferred and amortized to interest expense over the life of the underlying obligation. The maximum and average terms of these types of anticipatory hedges is two months. As of December 31, 1995, unamortized losses on hedges of anticipated fixed interest rate obligations amounted to $2.2 million and the remaining weighted average amortization period was 4.3 years.

         The Company also has foreign currency risk to the extent that its net investment in the joint venture with The Royal Bank of Scotland is not funded with local currency. The Company may choose to hedge its foreign exchange risk by selling foreign currency for forward settlement. The maximum and average terms of hedges of foreign currency exposure is thirty days. Losses from foreign currency forward contracts are included in stockholders' equity and amounted to $4 thousand as of December 31, 1995.


         The following table discloses the Company's interest rate swaps by major category, notional value, weighted average interest rates, and annual maturities for the periods presented.




                                                                             Balances maturing in:
                                   Balance at      -------------------------------------------------------------------------------
                                December 31, 1995      1996          1997        1998      1999      2000         2001        2002
----------------------------------------------------------------------------------------------------------------------------------

Pay Fixed/Receive Variable:
 Notional Value                     $664,000 (A)   $400,000 (A)  $      0     $     0    $    0   $65,528     $198,472     $     0
 Weighted Average Pay Rate              6.32%          6.57%         0.00%       0.00%     0.00%     5.72%        6.02%       0.00%
 Weighted Average Receive Rate          5.57%          5.38%         0.00%       0.00%     0.00%     5.86%        5.84%       0.00%

Receive Fixed/Pay Variable:
 Notional Value                     $203,835       $ 26,000      $106,835     $16,000    $5,000   $     0     $      0     $50,000
 Weighted Average Receive Rate          6.75%          5.02%         7.00%       7.05%     7.95%     0.00%        0.00%       6.90%
 Weighted Average Pay Rate              5.95%          5.94%         5.94%       5.94%     5.94%     0.00%        0.00%       5.97%

Total Notional Value                $867,835       $426,000      $106,835     $16,000    $5,000   $65,528     $198,472     $50,000
Total Weighted Average
 Rates on Swaps:
  Receive Rate                          5.84%          5.36%         7.00%       7.05%     7.95%     5.86%        5.84%       6.90%
  Pay Rate                              6.23%          6.53%         5.94%       5.94%     5.94%     5.72%        6.02%       5.97%
==================================================================================================================================

 (A) Pay fixed swaps amounting to $250 million with a weighted average fixed rate of 7.16% were scheduled to mature on January 17, 1996.

                                            Advanta Corp. and Subsidiaries


Report of Independent Public Accountants



TO THE STOCKHOLDERS OF ADVANTA CORP.:

We have audited the accompanying consolidated balance sheets of Advanta Corp. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanta Corp. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                /s/ ARTHUR ANDERSEN LLP
                                -----------------------------------
                                                   Philadelphia, PA
                                                   January 22, 1996




Report of Management on Responsibility
for Financial Reporting



TO THE STOCKHOLDERS OF ADVANTA CORP.:

The management of Advanta Corp. and its subsidiaries is responsible for the preparation, content, integrity and objectivity of the financial statements contained in this Annual Report. These financial statements have been prepared in accordance with generally accepted accounting principles and as such must, by necessity, include amounts based upon estimates and judgments made by management. The other financial information in the Annual Report was also prepared by management and is consistent with the financial statements.

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


/s/ RICHARD A. GREENAWALT   /s/ DAVID D. WESSELINK         /s/ JOHN J. CALAMARI
-------------------------   ---------------------------    ---------------------
Richard A. Greenawalt       David D. Wesselink             John J. Calamari
President and Chief         Senior Vice President          Vice President,
Operating Officer           and Chief Financial Officer    Finance

                                                Advanta Corp. and Subsidiaries


Supplemental Schedules


MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(In thousands)                                     December 31, 1995
--------------------------------------------------------------------
Maturity:
3 months or less                                            $254,623
Over 3 months through 6 months                                98,448
Over 6 months through 12 months                              156,112
Over 12 months                                               431,444
--------------------------------------------------------------------
Total                                                       $940,627
====================================================================


COMMON STOCK PRICE RANGES AND DIVIDENDS

The Company's common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbols ADVNB (non-voting common stock) and ADVNA (voting common stock).

Following are the high, low and closing sale prices and cash dividends declared for the last two years as they apply to each class of stock:


                                                  Cash
                                               Dividends
Quarter Ended:          High     Low    Close   Declared
--------------------------------------------------------
March 1994             $33.25  $26.00   $29.25   $ .06
June 1994               37.50   28.75    32.25     .06
September 1994          34.75   26.50    29.25     .06
December 1994           30.50   23.25    25.25     .08


March 1995              32.25   24.50    31.25     .08
June 1995               38.75   30.75    37.75     .08
September 1995          42.50   36.00    42.50     .08
December 1995           45.00   35.13    36.38     .108
--------------------------------------------------------


Class A:
--------------------------------------------------------
March 1994             $36.00   $26.50  $31.50   $ .05
June 1994               41.75    30.50   35.63     .05
September 1994          37.50    28.25   30.13     .05
December 1994           33.50    24.25   26.25     .067


March 1995              34.75    25.50   33.50     .067
June 1995               42.50    33.00   41.69     .067
September 1995          46.25    39.50   45.00     .067
December 1995           48.88    37.50   38.25     .09
========================================================

At December 31, 1995, the Company had approximately 930 and 700 holders of record of Class B and Class A common stock, respectively.

                                                Advanta Corp. and Subsidiaries


Quarterly Data
(Unaudited)


(In thousands, except per share data)                                          1995
--------------------------------------------------------------------------------------------------------------
                                                      December 31,   September 30,      June 30,     March 31,
--------------------------------------------------------------------------------------------------------------
Interest income                                          $ 74,487         $ 56,482      $ 48,557      $ 59,406
Interest expense                                           50,829           41,522        35,571        38,110
                                                         -----------------------------------------------------
Net interest income                                        23,658           14,960        12,986        21,296
Provision for credit losses                                25,215           10,603         8,583         8,925
                                                         -----------------------------------------------------
Net interest income after provision for credit losses      (1,557)           4,357         4,403        12,371
Noninterest revenues                                      161,721          136,221       130,849       114,223
Operating expenses                                        102,377           86,296        83,871        78,141
                                                         -----------------------------------------------------
Income before income taxes                                 57,787           54,282        51,381        48,453
--------------------------------------------------------------------------------------------------------------
Net income                                               $ 37,580         $ 34,914      $ 33,400      $ 30,783
==============================================================================================================
Earnings per common share                                $   0.85         $   0.81      $   0.80      $   0.74
==============================================================================================================
Weighted average common shares outstanding                 44,349           43,133        41,772        41,438
==============================================================================================================


(In thousands, except per share data)                                          1994
--------------------------------------------------------------------------------------------------------------
                                                      December 31,   September 30,      June 30,     March 31,
--------------------------------------------------------------------------------------------------------------
Interest income                                          $ 45,765         $ 39,350      $ 39,345      $ 40,679
Interest expense                                           29,804           22,619        21,580        20,755
                                                         -----------------------------------------------------
Net interest income                                        15,961           16,731        17,765        19,924
Provision for credit losses                                 6,185            5,750        15,434         6,829
                                                         -----------------------------------------------------
Net interest income after provision for credit losses       9,776           10,981         2,331        13,095
Noninterest revenues:
  Gain on sale of credit cards                                  0                0        18,352             0
  Other noninterest revenues                              111,320           97,202        89,154        79,780
                                                         -----------------------------------------------------
Total noninterest revenues                                111,320           97,202       107,506        79,780
Operatng expenses                                          77,721           66,030        69,224        53,809
                                                         -----------------------------------------------------
Income before income taxes                                 43,375           42,153        40,613        39,066
--------------------------------------------------------------------------------------------------------------
Net income                                               $ 28,615         $ 26,767      $ 25,757      $ 24,924
==============================================================================================================
Earnings per common share                                $   0.70         $   0.65      $   0.63      $   0.61
==============================================================================================================
Weighted average common shares outstanding                 40,802           41,192        41,173        40,941
==============================================================================================================

                                                  Advanta Corp. and Subsidiaries


Supplemental Schedules




ALLOCATION OF RESERVE FOR CREDIT LOSSES


($ in thousands)                                                     December 31,
------------------------------------------------------------------------------------------------------------------------------
                            1995                   1994                  1993                  1992                 1991
                        --------------        --------------        --------------       ---------------        -------------
                        Amount     %          Amount     %          Amount     %          Amount     %          Amount     %
------------------------------------------------------------------------------------------------------------------------------
Credit cards            $36,889    69%        $27,486    66%        $25,859    83%        $35,743    89%        $31,193    86%
Mortgage loans            3,360     6           5,164    12           2,706     9           2,926     7           2,447     7
Leases                      977     2           1,076     3           1,826     6           1,442     4           1,119     3
Other                    12,268    23           7,891    19             836     2             117     -           1,596     4
-----------------------------------------------------------------------------------------------------------------------------
Total                   $53,494   100%        $41,617   100%        $31,227   100%        $40,228   100%        $36,355   100%
=============================================================================================================================


COMPOSITION OF GROSS RECEIVABLES

($ in thousands)                                                   December 31,
------------------------------------------------------------------------------------------------------------------------------
                           1995                   1994                 1993                   1992                 1991
                     -----------------     -----------------     -----------------      ----------------     ----------------
                        Amount     %       Amount        %       Amount        %          Amount     %         Amount      %
------------------------------------------------------------------------------------------------------------------------------
Credit cards         $2,338,280   85%      $1,730,176   88%     $1,131,367    89%       $737,485   74%       $1,048,325    82%
Mortgage loans          321,711   12          142,874    7          91,340     7         212,273   21           186,820    15
Leases                   93,660    3           86,157    5          51,008     4          46,712    5            36,510     3
Other loans               9,276    -            5,237    -           3,590     -           1,774    -             1,765     -
-----------------------------------------------------------------------------------------------------------------------------
Total                $2,762,927  100%      $1,964,444  100%     $1,277,305   100%       $998,244  100%       $1,273,420   100%
=============================================================================================================================


YIELD AND MATURITY OF SELECTED INVESTMENTS AVAILABLE FOR SALE AT
DECEMBER 31, 1995

($ in thousands)                                                              Maturing
---------------------------------------------------------------------------------------------------------------------------------
                                                               After One But            After Five But
                                     Within One Year        Within Five Years          Within Ten Years          After Ten Years
                                    ---------------         -------------------        ----------------        ------------------
                                    Amount    Yield           Amount    Yield          Amount    Yield          Amount    Yield
---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other
  U.S. Government securities        $401,621   5.05%           $ 3,777   5.90%        $     0     0.00%         $     0    0.00%
State and municipal securities(A)     21,041   5.57              2,169   6.50           1,081     8.07                0    0.00
Other (B)                              1,898   3.75             16,567   5.95           9,707     6.30           18,206    6.37
-------------------------------------------------------------------------------------------------------------------------------
Total                               $424,560   5.07%           $22,513   5.99%        $10,788     6.48%         $18,206    6.37%
===============================================================================================================================

(A) Yield computed on a taxable equivalent basis using a statutory rate of 35%.

(B) Equity investments and other securities without a stated maturity are excluded from this table.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                                  Advanta Corp. and Subsidiaries


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The text of the Proxy Statement under the caption "Election of Directors" and the last paragraph under the caption "Security Ownership of Management" are hereby incorporated by reference, as is the text in Part I of this Report under the caption, "Executive Officers of the Registrant."

ITEM 11.         EXECUTIVE COMPENSATION.

         The text of the Proxy Statement under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Election of Directors -- Committees, Meetings and Compensation of the Board of Directors, -- Compensation Committee Interlocks and Insider Participation in Compensation Decisions and -- Other Matters" are hereby incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         The text of the Proxy Statement under the captions "Security Ownership of Certain Benefical Owners" and "Security Ownership of Management" are hereby incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The text of the Proxy Statement under the captions "Election of Directors -- Compensation Committee Interlocks and Insider Participation in Compensation Decisions and -- Other Matters" are hereby incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

  (a) (1) Financial Statements

   1.      Consolidated Balance Sheets at December 31, 1995 and 1994.

   2. Consolidated Income Statements for each of the three years in the period ended December 31, 1995.

   3. Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1995.

   4. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995.

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

   (a) (3) Exhibits.

   3-a Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994) , as amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant's 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated August 15, 1995, filed the same date).

   3-b     By-laws of the Registrant, as amended (filed herewith).

   4-a* Trust Indenture dated April 22, 1981 between Registrant and Mellon Bank, N.A., (formerly, CoreStates Bank, N.A.), as Trustee, including Form of Debenture.

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

   4-d Specimen of 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated August 15, 1995, filed the same date).

   4-e Deposit Agreement, dated as of August 15, 1995, among Advanta Corp. and Mellon Securities Trust Company and the Holders from Time to Time of the Depositary Receipts Described Therein in Respect of the 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) (with form of Depositary Receipt as an exhibit thereto) (incorporated by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K dated August 15, 1995, filed the same date).

   4-f Senior Trust Indenture, dated as of October 23, 1995, between the Registrant and Mellon Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-62601), filed September 13, 1995).

   9       Inapplicable.

   10-a Registrant's Stock Option Plan, as amended (incorporated by reference to Exhibit 10-b to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989). +

   10-b Amended and Restated Advanta Corp. 1992 Stock Option Plan (incorporated by reference to Exhibit 10-b to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed March 20, 1995).+

   10-c Pooling and Servicing Agreement between Colonial National Bank USA and Bankers Trust Company, as Trustee, dated as of May 1, 1991 (incorporated by reference to Exhibit 4.1 to Colonial National's Registration Statement on Form S-1 (No. 33-40368), filed with Amendment No.1 thereto on May 21, 1991).

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

   10-h Agreement dated as of January 21, 1994 between the Registrant and Alex W. Hart (incorporated by reference to Exhibit 10-h to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed March 29, 1994). +

   10-i Advanta Management Incentive Plan with Stock Election (incorporated by reference to Exhibit 4-c to Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (No. 33-33350), filed February 21, 1990). +

   10-j    Advanta Corp. Executive Deferral Plan (filed herewith).+

   10-k Advanta Corp. Non-Employee Directors Deferral Plan (filed herewith).+

   10-l Advanta Management Incentive Plan With Stock Election II (incorporated by reference to Exhibit 10-o to the Registrant's Registration Statement on Form S-2 (File No. 33-39343), filed March 8, 1991). +

   10-m Amended and Restated Master Pooling and Servicing Agreement between Colonial National Bank USA and Chemical Bank, as Trustee, dated as of April 1, 1992 (incorporated by reference to Exhibit 4.1 to Colonial National's Registration Statement on Form S-1 (No. 33-49602), filed with Amendment No. 1 thereto on August 19, 1992).

   10-n Advanta Management Incentive Plan With Stock Election III (incorporated by reference to Exhibit 10-s to the Registrant's Registration Statement on Form S-3 (File No. 33-58660), filed February 23, 1993).+

   10-o Life Insurance Benefit for Certain Key Executives and Directors (filed herewith). +

   10-p $510,000,000 Unsecured Revolving Credit Agreement dated as of May 4, 1995 among the Registrant, Advanta National Bank USA, and Mellon Bank, N.A. as Agent and the several bank parties thereto (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter year ended March 31, 1995, filed May 12, 1995).

   10-q Advanta Management Incentive Plan With Stock Election IV, as amended (incorporated by reference to Exhibit 10-t to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed March 20, 1995). +

   10-r Agreement of Limited Partnership of Advanta Partners LP, dated as of May 6, 1994 (incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994).

   10-s    Employment Agreement by and between Advanta Partners LP and Anthony
           P. Brenner, made as of May 6, 1994 (incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994).

   10-t Pooling and Servicing Agreement between Colonial National Bank USA and Bankers Trust Company, as Trustee, dated December 1, 1993, as amended May 23, 1994 (incorporated by reference to Exhibit 4.1 to Colonial National's Registration Statement on Form S-3 (No. 33-79986), filed June 8, 1994)

   10-u Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff (filed herewith). +

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

(b) Reports on Form 8-K

   1. A Report on Form 8-K was filed by the Registrant on October 18, 1995 regarding consolidated earnings of the Registrant and its subsidiaries for the fiscal quarter ended September 30, 1995. Summary earnings and balance sheet information as of that date were filed with such report.

   2. A Report on Form 8-K was filed by the Registrant on January 23, 1996 regarding consolidated earnings for the Registrant and its subsidiaries for the fiscal quarter and fiscal year ended December 31, 1995. Summary earnings and balance sheet information as of that date were filed with such report.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Advanta Corp.

       Dated:  March  28, 1996           By: /s/ Richard A. Greenawalt
               ---------------               ----------------------------------
                                         Richard A. Greenawalt, President,
                                         Chief Operating Officer and Director

       KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, Richard Greenawalt, Alex W. Hart, John J. Calamari, David D. Wesselink and Gene S. Schneyer, or any of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1995 relating to the Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1996.


Name                                                        Title
---------                                                   -----
/s/ Dennis Alter                                            Chairman of the Board
-------------------------------------------
Dennis Alter


/s/ Alex W. Hart                                            Chief Executive Officer
-------------------------------------------                 and Director
Alex W. Hart


/s/ Richard A. Greenawalt                                   President, Chief Operating
-------------------------------------------                 Officer and Director
Richard A. Greenawalt


/s/ William A. Rosoff                                       Vice Chairman and Director
-------------------------------------------
William A. Rosoff


/s/ David D. Wesselink                                      Senior Vice President and
-------------------------------------------                 Chief Financial Officer
David D. Wesselink

Name                                                        Title
---------                                                   -----
/s/ John J. Calamari                                        Vice President, Finance and
-------------------------------------------                 Chief Accounting Officer
John J. Calamari


/s/ Arthur P. Bellis                                        Director
-------------------------------------------
Arthur P. Bellis


/s/ Max Botel                                               Director
-------------------------------------------
Max Botel


/s/ Richard J. Braemer                                      Director
-------------------------------------------
Richard J. Braemer


/s/ Anthony P. Brenner                                      Director
-------------------------------------------
Anthony P. Brenner


/s/ William C. Dunkelberg                                   Director
-------------------------------------------
William C. Dunkelberg


/s/ Robert C. Hall                                          Director
-------------------------------------------
Robert C. Hall


/s/ Warren Kantor                                           Director
-------------------------------------------
Warren Kantor


/s/ James E. Ksansnak                                       Director
-------------------------------------------
James E. Ksansnak


/s/ Ronald J. Naples                                        Director
-------------------------------------------
Ronald J. Naples


/s/ Phillip A. Turberg                                      Director
-------------------------------------------
Phillip A. Turberg

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                             SUPPLEMENTAL SCHEDULES





To Advanta Corp.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 22, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                    Arthur Andersen LLP

Philadelphia, PA
January 22, 1996

                          ADVANTA Corp. & Subsidiaries
                               December 31, 1995

         Schedule I - Condensed Financial Information of Registrant

                              Parent Company Only
                            CONDENSED BALANCE SHEETS

                             (Dollars in thousands)

                                                             December 31,
                                                     ----------------------------
                                                         1995            1994
                                                     -----------      -----------
                      ASSETS
Cash                                                 $   81,337       $   28,821
Investments available for sale                          107,451          199,771
Other assets, principally investments in and
  advances to wholly owned subsidiaries               1,371,524        1,066,860
                                                     -----------      -----------
        Total assets                                 $1,560,312       $1,295,452
                                                     ===========      ===========

                    LIABILITIES
Accrued expenses and other liabilities               $    5,563       $    8,628
Subordinated debt and other borrowings                  881,785          845,134
                                                     -----------      -----------
        Total liabilities                               887,348          853,762
                                                     -----------      -----------

               STOCKHOLDERS' EQUITY
Preferred stock                                           1,010            1,010
Common stock                                                415              404
Other stockholders' equity                              671,539          440,276
                                                     -----------      -----------
        Total stockholders' equity                      672,964          441,690
                                                     -----------      -----------

        Total liabilities and stockholders' equity   $1,560,312       $1,295,452
                                                     ===========      ===========

                              Parent Company Only
                          CONDENSED STATEMENTS INCOME

                             (Dollars in thousands)

                                            Year Ended December 31,
                                     --------------------------------------
                                       1995           1994          1993
                                     --------       --------      ---------
Income:
  Interest                           $ 53,745       $ 23,983      $  8,545
  Other                                27,130         15,724         4,163
                                     --------       --------      --------
     Total Income                      80,875         39,707        12,708
                                     --------       --------      --------
Expenses:
  General and administrative           59,129         42,948        57,051
  Interest                             69,105         34,787        21,544
                                     --------       --------      --------
     Total Expenses                   128,234         77,735        78,595
                                     --------       --------      --------

Loss before income taxes,
  equity in subsidiaries,
  and extraordinary item              (47,359)       (38,028)      (65,887)


Benefit for income taxes               20,469         16,419        25,147
                                     --------       --------      --------
Loss before equity in
  subsidiaries and
  extraordinary item                  (26,890)       (21,609)      (40,740)

Equity in net profit of
  subsidiaries                        163,567        127,672       118,660
                                     --------       --------      --------
Net income before
  extraordinary item                  136,677        106,063        77,920

Extraordinary item, net                     0              0        (1,273)
                                     --------       --------      --------

Net income                           $136,677       $106,063      $ 76,647
                                     ========       ========      ========

                              Parent Company Only
                            Statements of Cash Flows


                                                                  Year Ended December 31,
                                                           -------------------------------------
                                                              1995          1994         1993
                                                           ----------  -------------  ----------
OPERATING ACTIVITIES

Net Income                                                 $ 136,677   $    106,063   $  76,647
Adjustments to reconcile net income to net cash
  used by operating activities:
    Depreciation                                                 964            414         335
    Change in other assets                                  (254,766)      (130,495)   (101,210)
    Change in accrued liabilities                              8,387          7,865       1,955
    Loss on repurchase of senior
     subordinated debentures                                       0              0       1,928
------------------------------------------------------------------------------------------------
Net cash used by operating activities                       (108,738)       (16,153)    (20,345)

INVESTING ACTIVITIES

    Net change in premises & equipment                        (1,901)        (2,810)       (454)
    Purchase of investments available for sale              (637,917)    (1,161,420)   (291,548)
    Proceeds from sales of investments available
     for sale                                                340,177        295,196     186,051
    Proceeds from maturing investments available
     for sale                                                373,410        797,233      31,715
    Dividends received from subsidiaries                       7,600         39,000      61,986
    Change in interest-bearing deposits                            0              0      24,350
------------------------------------------------------------------------------------------------
Net cash provided/(used) by investing activities              81,369        (32,801)     12,100

FINANCING ACTIVITIES

    Change in lines of credit                                (50,000)        50,000           0
    Proceeds from issuance of subordinated/senior debt       147,200         39,398      85,380
    Payments on redemption of subordinated/senior debt      (172,626)       (58,618)   (103,480)
    Change in repurchase agreements                          (52,975)        52,975           0
    Increase in affiliate borrowings                         (35,444)      (389,949)   (156,915)
    Redemption of senior subordinated debt                         0              0     (36,404)
    Proceeds from issuance of medium-term
     notes                                                   165,052        344,787     164,851
    Cash dividends paid                                      (15,501)        (9,877)     (7,298)
    Issuance of stock                                         94,179          4,498      93,542
------------------------------------------------------------------------------------------------
Net cash provided by financing activities                     79,885         33,214      39,676
------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash                               52,516        (15,740)     31,431
Cash at beginning of year                                     28,821         44,561      13,130
Cash at end of year                                        $  81,337   $     28,821   $  44,561
================================================================================================

                                  Schedule II

                          Advanta Corp. & Subsidiaries
                        Valuation & Qualifying Accounts
                            (Dollars in thousands)

                 Column A         Column B         Column C                 Column D          Column E
           ------------------  --------------      Additions             --------------    --------------
                                              ----------------------
  Year                             Balance      Charged  Charged to                             Balance
  Ended                              at           to        Other                                 at
December                          Beginning    Costs and  Accounts         Deductions             End
   31,         Description        of Period    Expenses  (Describe)        (Describe)          of Period
----------------------------------------------------------------------------------------------------------
  1995     Reserve for
           losses on
           securitized
           credit cards              74,471            0    250,689 (1)       157,735 (5)        167,425

           Reserve for
           credit losses and
           prepayments on
           securitized HEL           19,767            0     24,933 (1)        14,094 (2) (5)     30,606

           Reserve for
           losses on
           securitized
           Leases                     9,671            0     10,338 (1)         4,707 (5)         15,302

           Reserve for
           uncollectable
           receivables &
           unbillable fees                0            0          0                 0                  0

  1994     Reserve for
           losses on
           securitized
           credit cards              96,377            0     70,624 (1)        92,530 (5)         74,471

           Reserve for
           credit losses and
           prepayments on
           securitized HEL           40,513            0     15,441 (1)        36,187 (3) (5)     19,767

           Reserve for
           losses on
           securitized
           Leases                     5,298            0      7,420 (1)         3,047 (5)          9,671

           Reserve for
           uncollectable
           receivables &
           unbillable fees               23           16          0 (1)            39 (5)              0


  1993     Reserve for
           losses on
           securitized
           credit cards             108,756            0     69,964 (1)        82,343 (5)         96,377

           Reserve for
           credit losses and
           prepayments on
           securitized HEL           17,861            0     34,436 (1) (4)    11,784 (5)         40,513

           Reserve for
           losses on
           securitized
           Leases                     3,100            0      4,010 (1)         1,812 (5)          5,298

           Reserve for
           uncollectable
           receivables &
           unbillable fees               97          170          0 (1)           244 (5)             23

(1)  Amounts netted against securitization  income.
(2) Includes $1.0 million transferred from off-balance sheet reserves to on-balance sheet reserves.
(3) Includes $12.8 million transferred from off-balance sheet to on-balance sheet reserves.
(4) Includes $11.0 million transferred from on-balance sheet unallocated reserves.
(5)  Relates to net charge-offs.

                                 EXHIBIT INDEX


                 3-a Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994) , as amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant's 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated August 15, 1995, filed the same date).

                 3-b By-laws of the Registrant, as amended (filed herewith).

                 4-a* Trust Indenture dated April 22, 1981 between Registrant and Mellon Bank, N.A., (formerly, CoreStates Bank, N.A.), as Trustee, including Form of Debenture.


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

                 4-d Specimen of 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated August 15, 1995, filed the same date).

                 4-e Deposit Agreement, dated as of August 15, 1995, among Advanta Corp. and Mellon Securities Trust Company and the Holders from Time to Time of the Depositary Receipts Described Therein in Respect of the 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) (with form of Depositary Receipt as an exhibit thereto) (incorporated by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K dated August 15, 1995, filed the same date).

                 4-f Senior Trust Indenture, dated as of October 23, 1995, between the Registrant and Mellon Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-62601), filed September 13, 1995).

                 9        Inapplicable.

                 10-a Registrant's Stock Option Plan, as amended (incorporated by reference to Exhibit 10-b to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989). +

                 10-b Amended and Restated Advanta Corp. 1992 Stock Option Plan (incorporated by reference to Exhibit 10-b to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed March 20, 1995).+

                 10-c Pooling and Servicing Agreement between Colonial National Bank USA and Bankers Trust Company, as Trustee, dated as of May 1, 1991 (incorporated by reference to Exhibit 4.1 to Colonial National's Registration Statement on Form S-1 (No. 33-40368), filed with Amendment No.1 thereto on May 21, 1991).

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

                 10-h Agreement dated as of January 21, 1994 between the Registrant and Alex W. Hart (incorporated by reference to Exhibit 10-h to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed March 29, 1994). +

                 10-i Advanta Management Incentive Plan with Stock Election (incorporated by reference to Exhibit 4-c to Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (No. 33-33350), filed February 21, 1990). +

                 10-j Advanta Corp. Executive Deferral Plan (filed herewith).+

                 10-k Advanta Corp. Non-Employee Directors Deferral Plan (filed herewith).+

                 10-l Advanta Management Incentive Plan With Stock Election II (incorporated by reference to Exhibit 10-o to the Registrant's Registration Statement on Form S-2 (File No. 33-39343), filed March 8, 1991). +

                 10-m Amended and Restated Master Pooling and Servicing Agreement between Colonial National Bank USA and Chemical Bank, as Trustee, dated as of April 1, 1992 (incorporated by reference to Exhibit 4.1 to Colonial National's Registration Statement on Form S-1 (No. 33-49602), filed with Amendment No. 1 thereto on August 19, 1992).

                 10-n Advanta Management Incentive Plan With Stock Election III (incorporated by reference to Exhibit 10-s to the Registrant's Registration Statement on Form S-3 (File No. 33-58660), filed February 23, 1993).+

                 10-o Life Insurance Benefit for Certain Key Executives and Directors (filed herewith). +

                 10-p $510,000,000 Unsecured Revolving Credit Agreement dated as of May 4, 1995 among the Registrant, Advanta National Bank USA, and Mellon Bank, N.A. as Agent and the several bank parties thereto (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter year ended March 31, 1995, filed May 12, 1995).

                 10-q Advanta Management Incentive Plan With Stock Election IV, as amended (incorporated by reference to Exhibit 10-t to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed March 20,
                          1995). +

                 10-r Agreement of Limited Partnership of Advanta Partners LP, dated as of May 6, 1994 (incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994).

                 10-s Employment Agreement by and between Advanta Partners LP and Anthony P. Brenner, made as of May 6, 1994 (incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed August 11, 1994).

                 10-t Pooling and Servicing Agreement between Colonial National Bank USA and Bankers Trust Company, as Trustee, dated December 1, 1993, as amended May 23, 1994 (incorporated by reference to Exhibit 4.1 to Colonial National's Registration Statement on Form S-3 (No. 33-79986), filed June 8, 1994)

                 10-u Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff (filed herewith). +

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