Form 10-Q
period 1996-03-31
ADVANTA CORP
filed 1996-05-13
CIK 96638

Form 10Q

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington,  D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

Commission File Number 0-14120

                             Advanta Corp.
       (Exact name of registrant as specified in its charter)

            Delaware                             23-1462070
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

Five Horsham Business Center, 300 Welsh Road, Horsham, PA    19044
     (Address of Principal Executive Offices)             (Zip Code)

                            (215) 657-4000
        (Registrant's telephone number, including area code)

Brandywine Corporate Center, 650 Naamans Road, Claymont, DE  19703
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

         Class A                      Outstanding at May 1, 1996
Common Stock, $.01 par value               17,593,270 shares
         Class B                      Outstanding at May 1, 1996
Common Stock, $.01 par value               24,206,620 shares

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

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in thousands)

                                              March 31,      December 31,
                                                 1996            1995
ASSETS                                       (Unaudited)
Cash                                        $   74,686       $   45,714
Federal funds sold and interest-bearing
 deposits with banks                           586,236          557,084
Investments available for sale                 468,090          532,963
Loan and lease receivables, net:
 Available for sale                          1,921,019        1,079,478
 Other loan and lease receivables, net       1,114,403        1,699,771
Total loan and lease receivables, net        3,035,422        2,779,249
Premises and equipment, net                     56,370           43,453
Amounts due from credit card
 securitizations                               255,411          190,819
Other assets                                   508,701          374,977

   Total assets                             $4,984,916       $4,524,259

LIABILITIES
Deposits                                    $2,043,303       $1,906,601
Debt and other borrowings                    1,996,858        1,804,004
Other liabilities                              234,261          140,690

   Total liabilities                        $4,274,422       $3,851,295

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par
 value: authorized, issued and
 outstanding -- 1,010 shares in 1996
 and 1995                                        1,010            1,010
Class B preferred stock, $.01 par
 value: authorized -- 1,000,000 shares
 in 1996 and 1995; issued -- 25,000
 shares in 1996 and 1995                             0                0
Class A common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 17,566,020 shares in 1996
 and 17,481,022 in 1995                            176              175
Class B common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 24,165,877 in 1996 and
 24,007,352 in 1995                                242              240
Additional paid-in capital, net                283,471          280,294
Retained earnings, net                         425,595          391,245

   Total stockholders' equity                  710,494          672,964
   Total liabilities and stockholders'
    equity                                  $4,984,916       $4,524,259
See Notes to Consolidated Condensed Financial Statements

                   ADVANTA CORP. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED INCOME STATEMENTS
                 (In thousands, except per share data)


                                        Three Months Ended
                                             March 31,
                                             (Unaudited)
                                        1996            1995
Interest income:
 Loans and leases                    $ 58,502        $ 48,525
 Investments                           14,144          10,881
Total interest income                  72,646          59,406

Interest expense:
 Deposits                              27,746          14,656
 Other debt                            28,189          23,454
Total interest expense                 55,935          38,110

Net interest income                    16,711          21,296

Provision for credit losses            15,082           8,925

Net interest income after
 provision for credit losses            1,629          12,371

Noninterest revenues                  171,029         114,223

Operating expenses:
 Amortization of credit card
  deferred origination costs, net      20,493          15,401
 Other operating expenses              90,002          62,740
Total operating expenses              110,495          78,141

Income before income taxes             62,163          48,453

Provision for income taxes             21,133          17,670

Net income                           $ 41,030        $ 30,783

Earnings per common share            $    .91        $    .74

Weighted average common
 shares outstanding                    44,875          41,438

See Notes to Consolidated Condensed Financial Statements

                       ADVANTA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                                      Three Months Ended
                                                           March 31,
                                                        1996        1995
OPERATING ACTIVITIES                                     (Unaudited)
Net income                                        $    41,030   $   30,783
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Equity securities gains                              (1,858)           0
  Depreciation and amortization of intangibles          3,527        2,387
  Provision for credit losses                          15,082        8,925
  Change in other assets and amounts due from
   credit card securitizations                        (97,207)     (10,984)
  Change in other liabilities                          36,653        3,372
  Gain on securitization of mortgages and business
  loans                                               (20,718)      (7,456)
Net cash (used)/provided by operating activities      (23,491)      27,027
INVESTING ACTIVITIES
  Purchase of investments available for sale       (2,468,573)    (118,556)
  Proceeds from sales of investments available for
   sale                                               369,776       90,236
  Proceeds from maturing investments available
   for sale                                         2,149,348       25,639
  Change in fed funds sold and interest-bearing
   deposits                                            69,614      (28,368)
  Change in credit card receivables, excluding
   sales                                           (1,851,356)    (483,478)
  Proceeds from sales/securitizations of
   receivables                                      1,906,167      970,503
  Purchase of mortgage/business loan portfolios       (13,727)     (41,605)
  Principal collected on mortgages                      7,728        7,481
  Mortgages made to customers                        (235,599)     (76,923)
  Purchases of premises and equipment                 (16,387)      (2,837)
  Proceeds from sale of premises and equipment             43           26
  Excess of cash collections over income
   recognized on direct financing leases               17,534        3,465
  Equipment purchased for direct financing leases     (74,573)     (50,695)
  Change in business card receivables,excluding sales (33,650)      (2,741)
   Net change in other loans                             (998)         186
 Net cash (used)/provided by investing activities    (174,653)     292,333
FINANCING ACTIVITIES
  Change in demand and savings deposits                73,593      (63,863)
  Proceeds from sales of time deposits                359,901       90,073
  Payments for maturing time deposits                (296,792)    (180,842)
  Change in repurchase agreements and term fed funds (378,000)    (330,455)
  Proceeds from issuance of subordinated/senior debt   12,782       13,414
  Payments on redemption of subordinated/senior debt   (9,358)     (14,020)
  Proceeds from issuance of medium-term notes         305,333      155,013
  Payments on maturity of medium-term notes           (52,500)           0
  Change in notes payable                             215,832       15,014
  Proceeds from issuance of stock                       2,252        1,581
  Cash dividends paid                                  (5,927)      (3,181)
 Net cash provided/(used) by financing activities     227,116     (317,266)
 Net increase in cash                                  28,972        2,094
 Cash at beginning of period                           45,714       43,706
 Cash at end of period                            $    74,686   $   45,800
               See Notes to Consolidated Financial Statements

                       ADVANTA CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Dollars in thousands)

                               March 31, 1996

1) In the opinion of management, the accompanying unaudited and audited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Advanta Corp. and subsidiaries as of March 31, 1996 and December 31, 1995, the results of their operations for the three month periods ended March 31, 1996 and 1995, and their cash flows for the three month periods ended March 31, 1996 and 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with current year classifications.

2) The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3) Investments available for sale include securities that the Company sells from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at market value. Unrealized gains and losses on these securities (except those held by the Company's venture capital unit, Advanta Partners LP) are reported as a separate component of stockholders' equity and included in retained earnings. Changes in the fair value of Advanta Partners LP investments are reported in noninterest revenues as equity securities gains or losses.

4) Loan and lease receivables available for sale represent receivables currently on the balance sheet that the Company generally intends to sell or securitize within the next six months. These receivables are reported at the lower of book or fair market value.

5) Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:

                                             March 31,    December 31,
                                               1996           1995
     Gross loan and lease receivables      $3,011,843      $2,762,927

     Add: Deferred origination costs,
          net of deferred fees                 80,254          69,816

     Less: Reserve for credit losses          (56,675)        (53,494)

     Loan and lease receivables, net       $3,035,422      $2,779,249

     Number of Accounts:
      Credit cards                            521,645         500,729
      Other loans and leases                   45,858          12,662
      Total                                   567,503         513,391

     Receivables and accounts serviced for others consisted of the following:
                                   March 31,      December 31,
                                      1996            1995
      Receivables:
       Credit cards               $ 9,099,786      $7,692,463
       Mortgage loans*              1,674,932       1,475,871
       Business loans                 304,568         284,094
       Total                      $11,079,286      $9,452,428

      Number of Accounts:
       Credit cards                 4,973,192       4,366,362
       Mortgage loans*                 30,258          27,731
       Business loans                  61,964          59,511
       Total                        5,065,414       4,453,604

 * Excludes mortgage loans which were never owned by the Company, but which the Company services for a fee ("contract servicing"). Contract servicing receivables were $928 million and $623 million at March 31, 1996 and December 31, 1995, respectively.

6) The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease as an adjustment to interest income. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements were $26.5 million and $13.7 million in the first three months of 1996 and 1995, respectively.

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

7) The following table shows the changes in the reserve for credit losses for the periods presented:

                                   Three Months Ended      Year Ended
                                        March 31,          December 31,
                                          1996                 1995
      Balance, beginning of period    $ 53,494             $ 41,617

         Current provision              15,082               53,326

         Transfer of recourse
          reserves to on-balance
          sheet reserves                 3,001                1,100

         Net charge-offs               (14,902)             (42,549)

      Balance, end of period          $ 56,675             $ 53,494

8) At March 31, 1996 and December 31, 1995, the Company had $255.4 million and $190.8 million, respectively, of amounts due from credit card securitizations. These amounts include excess servicing, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established. A portion of these amounts is subject to liens held by the providers of credit enhancement facilities for the respective securitizations.

9) Selected Balance Sheet Information

     Other Assets
                                          March 31,     December 31,
                                            1996           1995
    Excess mortgage servicing rights     $114,852       $ 96,194
    Accrued interest receivable            65,410         67,681
    Prepaid assets                         59,675         69,170
    Investments in operating leases        20,335         11,928
    Deferred costs                         25,550         20,670
    Excess servicing - leasing             12,025         11,813
    Due from trustees - mortgage            9,860          8,095
    Current and deferred federal
     income taxes                          49,095         15,823
    Goodwill                                4,903          4,983
    Other real estate owned                 3,815          3,333
    Due from trustees - leasing             2,498          2,941
    Other                                 140,683         62,346
    Total other assets                   $508,701       $374,977

     Other Liabilities
                                          March 31,     December 31,
                                            1996           1995
  Deferred fees and other reserves       $ 94,499       $ 46,058
  Accounts payable and accrued
    expenses                               28,235         32,831
  Accrued interest payable                 38,192         29,012
  Current and deferred state income
    taxes                                  14,781          9,026
  Other                                    58,554         23,763
  Total other liabilities                $234,261       $140,690

10) Income tax expense reflects an effective tax rate of approximately 34.0%, for the three month period ended March 31, 1996, compared to 36.5% for the comparable 1995 period. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

    Income tax expense consisted of the following components:

                                    Three Months Ended
                                        March 31,
                                  1996          1995
  Current:
   Federal                      $   970       $14,569
   State                          3,077         3,126
  Total current                   4,047        17,695

  Deferred:
   Federal                       17,711            94
   State                           (625)         (119)
  Total deferred                 17,086           (25)

  Total tax expense             $21,133       $17,670

  The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:
                                       Three Months Ended
                                           March 31,
                                        1996        1995
     Statutory federal income tax     $21,757     $16,959
     State income taxes                 1,593       1,954
     Other                             (2,217)     (1,243)

     Consolidated tax expense         $21,133     $17,670

  The net deferred tax asset is comprised of the following:

                                   March 31,       December 31,
                                    1996              1995

     Deferred taxes:

       Gross assets               $129,211          $75,851

       Gross liabilities           (80,116)         (59,445)

     Total deferred taxes         $ 49,095          $16,406


   The Company did not record any valuation allowances against deferred tax assets at March 31, 1996 and December 31, 1995.

   The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                   March 31,       December 31,
                                     1996               1995
  SFAS 91                          $(29,429)         $(23,899)
  Loan losses                        21,277            20,197
  Mortgage banking income            15,234             9,767
  Securitization income             (37,143)          (35,546)
  Leasing income                     81,942            41,901
  Other                              (2,786)            3,986
  Net deferred tax asset           $ 49,095          $ 16,406

11) The Company has adopted several management incentive plans designed to provide incentives to participating employees to remain in the employ of the Company and devote themselves to its success. Under these plans, certain eligible employees were required and others were given the opportunity to elect to take portions of their anticipated or "target" bonus payments for future years in the form of restricted shares of common stock. The restricted shares are subject to forfeiture should the employee terminate employment with the Company prior to vesting. The shares become unrestricted over time if certain performance criteria are met. At March 31, 1996, a total of 1,010,045 shares issued under these plans were subject to restrictions and were included in the number of shares outstanding. These shares are considered common stock equivalents in the calculation of earnings per common share.

    Deferred compensation of $20.8 million and $21.6 million related to these shares of restricted stock is reflected as a reduction of equity at March 31, 1996 and December 31, 1995, respectively.

12) On August 21, 1995, in a public offering, the Company sold 2,500,000 depositary shares each representing a one-hundredth interest in a share of Stock Appreciation Income Linked Securities ("SAILS"). The SAILS constitute a series of the Company's Class B Preferred Stock, designated as 6 3/4% Convertible Class B Preferred Stock, Series 1995 (SAILS). On September 15, 1999, unless either previously redeemed by the Company or converted at the option of the holder, each share of the SAILS will automatically convert into 100 shares of Class B Common Stock. Proceeds from the offering, net of underwriting discount, were approximately $90 million. The Company used the proceeds of the offering for general corporate purposes, including financing the growth of its subsidiaries.


13) The following table shows the calculation of earnings per common share:
                                          Three Months Ended
                                               March 31,
                                          1996         1995
  Net income                            $41,030      $30,783
  less: Class A preferred dividends        (141)        (141)

  Net income available to common
   shares                               $40,889      $30,642

  Average common stock outstanding       40,492       39,462
  Common stock equivalents                4,383        1,976

  Weighted average common shares
      outstanding (in thousands)         44,875       41,438

  Earnings per common share             $   .91      $   .74

                      ADVANTA CORP. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Net income for the three months ended March 31, 1996 was $41.0 million, a $10.2 million or 33% increase from the $30.8 million reported for the first quarter of 1995. Earnings per share for the first quarter of 1996 were $.91, a 23% increase from $.74 per share for the same period last year.

Earnings increased in the first quarter of 1996 primarily as a result of a 54% increase in average managed receivables. The
Company continues to securitize a majority of the growth in its receivables and report the performance of the securitized receivables as noninterest revenues. Consequently, the 54% increase in average managed receivables resulted in a $56.8 million or 50%
rise in noninterest revenues to $171.0 million in 1996, from $114.2 million in 1995. The operating expense ratio improved to 2.8% of average managed receivables in the first quarter of 1996, compared to 3.0% in the first quarter of 1995. Earnings also reflected an increase in the managed charge-off rate from 2.1% for the first quarter of 1995 to 2.8% for the first quarter of 1996.
NET INTEREST INCOME

Net interest income for the first quarter of 1996 decreased $4.6 million to $16.7 million from $21.3 million for the same period of 1995. This resulted from a decline in the owned net interest margin to 1.77% for the first quarter of 1996, from 3.46% for the first quarter of 1995, partially offset by a $1.4 billion increase in average interest earning assets. The lower owned net interest margin resulted from the significant growth in new lower-yielding credit card receivables combined with the Company's ongoing securitization activity which reduces the level of higher-yielding receivables on the balance sheet while proportionately increasing the balance sheet levels of new lower yielding receivables and money market assets.

The following table provides an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest-bearing liabilities),and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three month periods ended March 31, 1996 and 1995. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

  INTEREST RATE ANALYSIS
                                  Three Months Ended March
                                          31,
                                1996                                   1995
                              Average                  Yield/     Average                  Yield/
                              Balance (1)   Interest   Rate       Balance (1)   Interest   Rate

  On-balance sheet
  Credit cards              $2,411,626      $48,668    8.12%      $1,518,052    $ 42,889   11.30%
  Mortgage loans               224,024        5,633   10.11          136,240       2,921    8.70
  Business loans (2)           151,377        4,758   12.60           86,867       3,069   14.13
  Other loans                    9,706          185    7.67            5,133          88    6.95
  Gross receivables          2,796,733       59,244    8.52        1,746,292      48,967   11.23
  Investments (3)            1,076,602       14,253    5.15          769,936      11,289    5.91
  Total interest earning
   assets                   $3,873,335      $73,497    7.58%      $2,516,228    $ 60,256    9.60%

  Interest-bearing
   liabilities              $3,666,393      $55,935    6.07%      $2,434,768    $ 38,110    6.26%
  Net interest spread                                  1.51%                                3.34%
  Net interest margin                                  1.77%                                3.46%

  Off-balance sheet
  Credit cards              $8,145,795                            $5,180,935
  Mortgage loans             1,626,741                             1,220,589
  Business loans               293,335                               189,570
  Total average
   securitized receivables $10,065,871                            $6,591,094
  Total average managed
   receivables             $12,862,604                            $8,337,386

  Managed Net Interest
  Analysis (4):
  Interest earning assets  $12,019,130     $361,104   12.07%      $7,697,163    $238,553   12.41%
  Interest-bearing
   liabilities             $11,812,188     $174,346    5.92%      $7,615,703    $123,955    6.51%

    Net interest spread                                6.15%                                5.90%
    Net interest margin                                6.24%                                5.94%

  (1) Includes assets held and available for sale and nonaccrual loans and leases.
  (2) Includes leases and business credit cards beginning in 1996.
  (3) Interest and average rate for tax-free securities computed on a tax equivalent basis using a statutory rate of 35%.
  (4) Combination of owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

MANAGED PORTFOLIO DATA

The Company analyzes its financial results on a managed assets basis in addition to analyzing data as reported under generally accepted accounting principles.

The following table provides selected information on a managed basis (excluding mortgage contract servicing assets), as well as a summary of the effects of credit card securitizations on selected line items of the Company's condensed consolidated income statements as of and for the three months ended March 31, 1996 and 1995.

                                            Three Months Ended
                                                    March 31,
                                          1996            1995
    Balance sheet data:
    Average managed receivables       $12,862,604     $8,337,386
    Managed receivables                14,091,129      8,610,345
    Total managed assets               16,064,202      9,833,890
    Managed net interest margin
     (on a fully tax equivalent basis)       6.24%          5.94%
    As a percentage of gross managed
     receivables:
      Total loans 30 days or more
       delinquent                             3.2%           2.8%
      Net charge-offs                         2.8%           2.1%
    Effects of credit card
     securitizations on:
      Net interest income             $  (169,196)    $  (92,452)
      Provision for credit losses          70,493         29,392

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


PROVISION FOR CREDIT LOSSES

The provision for credit losses for the first quarter of 1996 was $15.1 million compared to $8.9 million for the comparable period of 1995. This increase was primarily due to the replenishment of reserves for the higher level of owned charge-offs. Charge-offs on owned receivables increased to $14.9 million for the first quarter of 1996 from $10.8 million for the first quarter of 1995.

ASSET QUALITY

The reserve for credit losses is maintained for on-balance sheet receivables. This reserve is intended to cover credit losses inherent in the owned loan portfolio. With regard to securitized assets, anticipated losses and related recourse reserves are reflected in the calculations of securitization income, amounts due from credit card securitizations and other assets. Recourse reserves are intended to cover all probable credit losses over the life of the securitized receivables. The Company periodically evaluates its on-balance sheet and recourse reserve requirements and, as appropriate, effects transfers between these accounts.

The reserve for credit losses on a consolidated owned basis was $56.7 million or 1.9% of receivables at March 31, 1996 compared to $53.5 million or 1.9% of receivables at December 31, 1995 and $39.7 million or 2.4% of receivables at March 31, 1995. The consolidated reserve coverage of impaired assets was 153.9% at March 31, 1996 compared to 136.3% at year end 1995 and 106.0% at March 31, 1995.

On the total owned portfolio, impaired assets were $36.8 million or 1.2% of receivables at March 31, 1996, down from $39.2 million or1.4% of receivables and $37.5 million or 2.3% of receivables at December 31, 1995 and March 31, 1995, respectively.

On the total managed portfolio, impaired assets were $202.9 million or 1.4% of receivables at March 31, 1996, compared to $167.1 million or 1.4% of receivables at December 31, 1995 and $105.0 million or 1.2% of receivables at March 31, 1995. The 30 day and over delinquency rate on managed credit cards rose to 2.7% at March 31, 1996 from 2.1% a year ago.

The total managed charge-off rate for the first three months of 1996 was 2.8%, up from 2.2% for the full year of 1995 and 2.1% for the first three months of 1995. The charge-off rate on managed credit cards was 3.2% for the first three months of 1996, up from 2.5% for the full year of 1995 and 2.2% for the comparable 1995 period. The charge-off rate on managed mortgage loans was .7% for the first three months of 1996, down from .9% for the full year of 1995 and 1.2% for the comparable 1995 period.

The charge-off rate on consolidated owned receivables was 2.1% of average receivables for the first three months of 1996, compared to 2.3% for the full year of 1995 and 2.5% a year ago. The charge-off rate on owned credit cards was 2.2% for the first three months of 1996, level with both the full year of 1995 and the comparable 1995 period.

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.

                                           March   December   March
                                             31,      31,       31,
  CONSOLIDATED - MANAGED                    1996     1995      1995

   Nonperforming assets                 $  97,962  $ 82,171  $61,627
   Accruing loans past due 90 days or
    more                                  104,953    84,892   43,401
   Impaired assets                        202,915   167,063  105,028
   Total loans 30 days or more
    delinquent                            456,397   404,072  236,972
   As a percentage of gross receivables:
    Nonperforming assets                      .7%       .7%       .7%
    Accruing loans past due 90 days or more   .7        .7        .5
    Impaired assets                          1.4       1.4       1.2
    Total loans 30 days or more delinquent   3.2       3.3       2.8
   Net charge-offs:
    Amount                              $ 89,842  $212,865   $43,087
    As a percentage of average gross
     receivables(annualized)                 2.8%      2.2%      2.1%
  CREDIT CARDS - MANAGED
   Nonperforming assets                 $ 29,136   $ 20,516  $15,843
   Accruing loans past due 90 days or
    more                                 104,584     84,878   43,274
   Impaired assets                       133,720    105,394   59,117
   Total loans 30 days or more
    delinquent                           311,484    262,299  147,550
   As a percentage of gross receivables:
    Nonperforming assets                      .2%       .2%       .2%
    Accruing loans past due 90 days or more   .9        .8        .6
    Impaired assets                          1.1       1.1        .9
    Total loans 30 days or more delinquent   2.7       2.6       2.1
   Net charge-offs:
    Amount                              $ 83,970  $193,160  $ 37,620
    As a percentage of average gross
     receivables(annualized)                 3.2%      2.5%      2.2%
  MORTGAGE LOANS - MANAGED
   Nonperforming assets                 $ 63,618  $ 56,743  $ 42,892
   Total loans 30 days or more
    delinquent                           105,308   106,223    65,572
   As a percentage of gross receivables:
    Nonperforming assets                     3.3%      3.2%      3.1%
   Total loans 30 days or more
    delinquent                               5.5       5.9       4.7
   Net charge-offs:
    Amount                              $  3,299  $ 13,836  $  4,165
    As a percentage of average gross
     receivables(annualized)                  .7%       .9%      1.2%
  BUSINESS LOANS - MANAGED
   Nonperforming assets                 $  5,208  $  4,912  $  2,892
   Total loans 30 days or more
    delinquent                            39,416    35,274    23,461
   As a percentage of receivables:
    Nonperforming assets                     1.1%      1.3%      1.0%
    Total loans 30 days or more delinquent   8.1       9.3       8.0
   Net charge-offs:
    Amount                              $  2,575  $  5,846  $  1,307
    As a percentage of average
      receivables(annualized)                2.3%      1.9%      1.9%

                                           March    December    March
                                             31,       31,       31,
CONSOLIDATED - OWNED                        1996      1995      1995
 Reserve for credit losses                $56,675   $53,494   $39,717
 Nonperforming assets                      23,563    21,856    27,610
 Accruing loans past due 90 days or more   13,253    17,399     9,856
 Impaired assets                           36,816    39,255    37,466
 Reserve as a percentage of impaired
  assets                                    153.9%    136.3%    106.0%
 As a percentage of gross receivables:
  Reserve                                     1.9%      1.9%      2.4%
  Nonperforming assets                         .8        .8       1.7
  Accruing loans past due 90 days or more      .4        .6        .6
  Impaired assets                             1.2       1.4       2.3
 Net charge-offs:
  Amount                                  $14,902   $42,549   $10,825
  As a percentage of average gross
   receivables (annualized)                   2.1%      2.3%      2.5%
CREDIT CARDS - OWNED
 Reserve for credit losses                $35,085   $36,889   $24,965
 Nonperforming assets                       5,736     2,466     3,736
 Accruing loans past due 90 days or more   12,884    17,385     9,729
 Impaired assets                           18,620    19,851    13,465
 Reserve as a percentage of impaired
  assets                                    188.4%    185.8%    185.4%
 As a percentage of gross receivables:
  Reserve                                     1.4%      1.6%      1.8%
  Nonperforming assets                         .2        .1        .3
  Accruing loans past due 90 days or more      .5        .7        .7
  Impaired assets                              .7        .8       1.0
 Net charge-offs:
  Amount                                  $13,477   $35,425   $ 8,228
  As a percentage of average gross
   receivables (annualized)                   2.2%      2.2%      2.2%
MORTGAGE LOANS - OWNED
  Reserve for credit losses               $ 3,008   $ 3,360   $ 3,087
  Nonperforming assets                     16,767    18,676    22,784
  Reserve as a percentage of impaired
   assets                                    17.9%     18.0%     13.5%
  As a percentage of gross receivables:
   Reserve                                    1.2%      1.0%      2.5%
   Nonperforming assets                       6.7       5.8      18.2
  Net charge-offs:
   Amount                                 $   849   $ 5,962   $ 2,268
   As a percentage of average gross
    receivables (annualized)                  1.5%      3.2%      6.7%
BUSINESS LOANS - OWNED
  Reserve for credit losses               $ 2,012   $   977   $ 1,269
  Nonperforming assets                      1,060       714     1,090
  Reserve as a percentage of impaired
   assets                                   141.8%    136.8%    116.4%
  As a percentage of receivables:
   Reserve                                    1.1%      1.0%      1.5%
   Nonperforming assets                        .6        .8       1.3
  Net charge-offs:
   Amount                                 $   578   $ 1,139   $   334
   As a percentage of average
    receivables(annualized)                   1.5%      1.4%      1.5%

NONINTEREST REVENUES
                                            Three Months Ended
                                                March 31,
                                           1996         1995
  Credit card securitization income     $ 65,865      $ 41,069
  Credit card servicing income            39,028        24,872
  Income from mortgage banking
   activities                             21,995        10,218
  Credit card interchange income          21,962        19,498
  Leasing revenues, net                   10,351         9,594
  Insurance revenues, net                  5,912         6,158
  Equity securities gains                  3,073             0
  Other                                    2,843         2,814
  Total noninterest revenues            $171,029      $114,223

  For the first quarter of 1996, noninterest revenues increased 50% to $171.0 million from $114.2 million for the same period of 1995. Credit card securitization income increased $24.8 million or 60% to $65.9 million as average securitized credit card receivables grew 57% from the comparable quarter of 1995. Credit card servicing income increased $14.2 million due to higher securitized balances. Income from mortgage banking activities increased $11.8 million primarily due to a gain on sale from a $300 million REMIC transaction in the first quarter of 1996. Credit card interchange income, which represents approximately 1.4% of credit card purchases, increased $2.5 million to $22.0 million. Equity securities gains included both a $1.2 million realized gain and a $1.9 million market valuation gain on an investment held by the Company's venture capital unit.

OPERATING EXPENSES
                                          Three Months Ended
                                               March 31,
                                          1996           1995
 Amortization of credit card
  deferred origination costs, net      $ 20,493        $15,401
 Other operating expenses:
  Salaries and employee benefits         37,419         23,988
  Marketing expense                      11,122          7,618
  External processing                     9,833          5,727
  Professional fees                       6,830          2,272
  Postage expense                         5,806          4,391
  Equipment expense                       4,336          2,754
  Telephone expense                       3,967          2,855
  Credit and collection expense           2,585          2,144
  Occupancy expense                       2,576          2,016
  Credit card fraud losses                2,349          4,062
  Other                                   3,179          4,913
  Total other operating expenses       $ 90,002        $62,740

 Total operating expenses              $110,495        $78,141

The amortization of credit card deferred origination costs, net, increased from $15.4 million for the first three months of 1995 to $20.5 million for the first three months of 1996. This increase resulted primarily from amortization related to the $95.4 million of credit card origination costs that have been deferred since the first quarter of 1995. Total other operating expenses of $90.0 million for the three months ended March 31, 1996 increased 43% from $62.7 million for the same period of 1995. Operating expenses as a percentage of average managed receivables were 2.8% for the first quarter of 1996, down from 3.0% in the comparable 1995 period. The increase in total other operating expenses is attributable, in part, to a 39% increase in the number of employees from 1,891 at March 31, 1995 to 2,624 at March 31, 1996 to effectively service the current and anticipated account growth. Other expenses, including marketing, external processing, postage and telephone expense showed increases consistent with the increase in the number of managed customer accounts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, both long- and short-term, through active management of both assets and liabilities. During the first three months of 1996, the Company, through its subsidiaries, securitized $1.5 billion of credit card receivables, $300.0 million of mortgage loans and $56.2 million of business loan receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future credit card, mortgage and business loan receivable growth. At March 31, 1996, the Company had approximately $1.9 billion of loan and lease receivables and $1.1 billion of investments available for sale which could be sold to generate additional liquidity.

The Company's available funding sources include a $510 million revolving credit facility from a consortium of banks and $255 million in money market bid lines. The Company may also sell up to $125 million of medium-term notes as needed.

In February 1995, the Company's wholly owned subsidiary, Advanta National Bank ("Advanta National"), a Delaware based credit card bank, commenced operations. The Company's initial capitalization of Advanta National was $50 million, consisting of $25 million in common stock and $25 million of additional paid in capital. Additional capital infusions totaling $39 million and $94 million took place during 1995, and the first quarter of 1996, respectively. As a credit card bank, Advanta National is limited to one office, can engage only in consumer credit card operations and cannot accept deposits other than savings and time deposits of $100,000 or more. It is anticipated that Advanta National will continue to be the originator of a substantial portion of the Company's credit cards. Advanta National had total assets of $2.0 billion at March 31, 1996.

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

In September 1995, Colonial National Bank USA and Advanta National
(the "Banks") established a $2.25 billion bank note program. These notes may have maturities ranging from seven days to fifteen years from date of issuance. At March 31, 1996 Advanta National had $809 million of senior bank notes outstanding.
Subsequent to quarter end, the Company sold $200 million of 7% medium-term notes due 2001.

INTEREST RATE SENSITIVITY

Interest rate sensitivity refers to managed net interest income variability resulting from mismatches between asset and liability indices (basis risk) and the effects these changes in market interest rates have on asset and liability repricing mismatches (gap risk).

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

In managing its interest rate sensitivity position, the Company periodically securitizes receivables, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and short-term investment position, and uses derivative financial instruments. Derivative financial instruments are used for the express purpose of managing exposure to changes in interest rates and foreign exchange rates. Derivative financial instruments, by policy, are not used for any speculative purposes (see discussion under "Derivatives Activities"). The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the variable rate pricing dynamics of the underlying receivables sold to the trusts. Variable rate funding is used on the balance sheet as well, in support of unsecuritized receivables which carry variable rates. Although credit card receivable rates are generally set at a spread over a floating rate index, they often contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In addition, the Company at times offers fixed rate pricing to consumers for the introductory rate period of its credit cards. In instances when a significant portion of credit card receivables carry fixed rate introductory pricing or are at their floors, the Company may convert part of the underlying funding to a fixed rate by using interest rate hedges and fixed rate securitizations. In pricing mortgage and business loan securitizations, both fixed rate and variable rate funding are used depending upon the characteristics of the underlying receivables. Additionally, basis risk exists in on-balance sheet funding as well as in securitizing credit card receivables at a spread over LIBOR when the rate on the underlying assets is indexed to the prime rate. The Company measures the basis risk resulting from potential variability in the spread between prime and LIBOR and incorporates such risk into the asset and liability management process. During the first quarter of 1996 substantially all new credit cards were issued using LIBOR as the repricing index. The effect of this change will be the reduction of prime/LIBOR basis risk over time. The Company continues to seek cost-effective alternatives for minimizing this risk.

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

DERIVATIVES ACTIVITIES
The Company utilizes derivative financial instruments for the purpose of managing its exposure to interest rate and foreign currency risks. The Company has a number of mechanisms in place that enable it to monitor and control both market and credit risk from these derivatives activities. At the broader level, all derivatives strategies are managed under a hedging policy approved by the Board of Directors that details the use of such derivatives and the individuals authorized to execute derivatives transactions. All derivatives strategies must be approved by the Company's senior management (Chief Executive Officer, President, Chief Financial Officer and Treasurer).

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

As of March 31, 1996 and December 31, 1995, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.

The following table summarizes by notional amounts the Company's derivative instruments:
                              March 31,        December 31,
                                1996              1995
 Interest rate swaps        $  754,741        $  867,835
 Interest rate options:
  Caps written               1,380,000         1,360,000
  Caps purchased               290,000           270,000
  Corridors/Collars          1,075,000           575,000
  Buy put options               18,000                 0
  Sell put options              18,000                 0
 Forward contracts             242,438           190,652
 Total notional amount      $3,778,179        $3,263,487


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

                        PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.

             (a)    Exhibits
                    The following exhibit is being filed with this report on Form 10-Q:


     Exhibit Number   Description of Document


         27           Financial data schedule incorporated by
                      reference to Exhibit 27 to the Company's
                      Current Report on Form 8-K dated April 18, 1996, filed the same date.

             (b)    Reports on Form 8-K.

             (b)(1) A Current Report on Form 8-K, dated April 18, 1996, was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ended March 31, 1996. A Financial Data Schedule was included as an exhibit in this Form 8-K.

             (b)(2) A Current Report on Form 8-K dated April 22, 1996 was filed by the Company on April 23, 1996, setting forth certain exhibits to the Company's Registration Statement on Form S-3 (No. 33-50883) for the purpose of incorporating such exhibits by reference into such Registration Statement. No financial statements were filed as an exhibit to this Form 8K.

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Advanta Corp.
                                             (Registrant)


     May 13, 1996                     By  /s/Gene S. Schneyer
                                          Vice President,
                                          Secretary & General Counsel

     May 13, 1996                     By  /s/John J. Calamari
                                          Vice President, Finance and
                                          Principal Accounting Officer

                            EXHIBIT INDEX

             Exhibit                  Description

                2                     Inapplicable.

                3                     Inapplicable.

                4                     Inapplicable.

               10                     Inapplicable.

               11                     Inapplicable.

               15                     Inapplicable.

               18                     Inapplicable.

               19                     Inapplicable

               22                     Inapplicable.

               23                     Inapplicable.

               24                     Inapplicable.

               27 Financial data schedule incorporated by reference to Exhibit 27 to the Company's Current Report on Form 8-K dated April 18, 1996, filed the same date.

               99                     Inapplicable.