Form 10-Q
period 1996-06-30
ADVANTA CORP
filed 1996-08-13
CIK 96638

                                    Form 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

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

           Class A                         Outstanding at August 1, 1996
Common Stock, $.01 par value                    17,633,295 shares

           Class B                         Outstanding at August 1, 1996
Common Stock, $.01 par value                    24,810,609 shares

                                Table of Contents

                                                                                                        Page
                                                                                                        ----
         Part I  - Financial Information


         Item 1.           Financial Statements

                           Consolidated Condensed Balance Sheets ......................................   3
                           Consolidated Condensed Income Statements....................................   4
                           Consolidated Statements of Cash Flows.......................................   5
                           Notes to Consolidated Condensed Financial
                            Statements.................................................................   6

         Item 2.           Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations................................................................   13

         Part II        -  Other Information..........................................................   24

                         ADVANTA CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                 June 30,       December 31,
                                                   1996            1995
                                              -------------    ------------
ASSETS                                         (Unaudited)

Cash                                           $  122,570       $   45,714
Federal funds sold and interest-bearing
 deposits with banks                              527,571          557,084
Investments available for sale                  1,060,687          532,963
Loan and lease receivables, net:
 Available for sale                             1,616,589        1,079,478
 Other loan and lease receivables, net          1,306,110        1,699,771
                                               ----------       ----------
Total loan and lease receivables, net           2,922,699        2,779,249
Premises and equipment, net                        63,609           43,453
Amounts due from credit card
 securitizations                                  474,170          190,819
Other assets                                      536,838          374,977
                                               ----------       ----------

   Total assets                                $5,708,144       $4,524,259
                                               ==========       ==========

LIABILITIES
Deposits                                       $2,110,707       $1,906,601
Debt and other borrowings                       2,545,546        1,804,004
Other liabilities                                 297,069          140,690
                                               ----------       ----------

   Total liabilities                            4,953,322        3,851,295

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par
 value: authorized, issued and
 outstanding -- 1,010 shares in 1996
 and 1995                                           1,010            1,010
Class B preferred stock, $.01 par
 value: authorized -- 1,000,000 shares
 in 1996 and 1995; issued -- 25,000
 shares in 1996 and 1995                                0                0
Class A common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 17,619,545 shares in 1996
 and 17,481,022 shares in 1995                        176              175
Class B common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 24,804,502 shares in 1996 and
 24,007,352 shares in 1995                            248              240
Additional paid-in capital, net                   288,977          280,294
Retained earnings, net                            464,411          391,245
                                               ----------       ----------

   Total stockholders' equity                     754,822          672,964
                                               ----------       ----------

   Total liabilities and stockholders'
    equity                                     $5,708,144       $4,524,259
                                               ==========       ==========


See Notes to Consolidated Condensed Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                      (In thousands, except per share data)

                                      Three Months Ended                Six Months Ended
                                           June 30,                         June 30,
                                 ----------------------------     ----------------------------
                                      1996            1995            1996            1995
                                 ------------     -----------     -----------     ------------
                                            (Unaudited)                            (Unaudited)
Interest income:
 Loans and leases                  $  66,893        $ 38,044       $ 125,395        $ 86,569
 Investments                          16,554          10,513          30,698          21,394
                                   ---------        --------       ---------        --------
Total interest income                 83,447          48,557         156,093         107,963

Interest expense:
 Deposits                             28,087          14,650          55,833          29,306
 Other debt                           39,245          20,921          67,434          44,375
                                   ---------        --------       ---------        --------
Total interest expense                67,332          35,571         123,267          73,681

Net interest income                   16,115          12,986          32,826          34,282

Provision for credit losses           27,651           8,583          42,733          17,508
                                   ---------        --------       ---------        --------


Net interest income after
 provision for credit losses         (11,536)          4,403          (9,907)         16,774

Noninterest revenues:
 Gain on sale of credit               33,820               0          33,820               0
  cards
 Other noninterest revenues          173,513         130,849         344,542         245,072
                                   ---------        --------       ---------        --------
Total noninterest revenues           207,333         130,849         378,362         245,072

Operating expenses:
 Amortization of credit card
  deferred origination
  costs, net                          24,487          16,717          44,980          32,118
 Other operating expenses            102,958          67,154         192,960         129,894
                                   ---------        --------       ---------        --------

Total operating expenses             127,445          83,871         237,940         162,012

Income before income taxes            68,352          51,381         130,515          99,834

Provision for income taxes            23,232          17,981          44,365          35,651
                                   ---------        --------       ---------        --------

Net income                         $  45,120        $ 33,400       $  86,150        $ 64,183
                                   =========        ========       =========        ========


Earnings per common share          $    1.00        $    .80       $    1.91        $   1.54
                                   =========        ========       =========        ========


Weighted average common
 shares outstanding                   45,239          41,772          45,076          41,594
                                   =========        ========       =========        ========


See Notes to Consolidated Condensed Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                  Six Months Ended
                                                                       June 30,
                                                          -----------------------------------
                                                                1996                1995
                                                          -----------------------------------
OPERATING ACTIVITIES                                                 (Unaudited)
Net income                                                 $    86,150        $    64,183
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Equity securities gains                                       (3,450)            (3,469)
  Depreciation and amortization of intangibles                   7,603              4,955
  Provision for credit losses                                   42,733             17,508
  Change in other assets and amounts due from
   credit card securitizations                                (310,962)           (46,479)
  Change in other liabilities                                   96,984             18,379
  Gain on securitization of mortgages/business loans           (44,621)           (15,550)
                                                            ----------        -----------
Net cash (used)/provided by operating activities              (125,563)            39,527

INVESTING ACTIVITIES
 Purchase of investments available for sale                 (9,387,736)          (257,393)
 Proceeds from sales of investments available for
  sale                                                         762,985            251,096
 Proceeds from maturing investments available
  for sale                                                   8,083,623             36,709
 Change in fed funds sold and interest-bearing
  deposits                                                      92,236              1,984
 Change in credit card receivables, excluding sales         (3,299,239)        (1,260,810)
 Proceeds from sales/securitizations of receivables          3,874,731          1,767,791
 Purchase of mortgage/business loan portfolios                 (28,661)          (149,166)
 Principal collected on mortgages                               18,191             12,794
 Mortgages made to customers                                  (530,318)          (203,574)
 Purchases of premises and equipment                           (27,667)            (6,067)
 Proceeds from sale of premises and equipment                      109                 20
 Excess of cash collections over income
  recognized on direct financing leases                         34,986              9,397
 Equipment purchased for direct financing leases              (174,303)          (107,732)
 Change in business card receivables,excluding sales           (89,843)           (14,001)
 Net change in other loans                                      (2,463)               135
                                                            ----------        -----------
Net cash (used)/provided by investing activities              (673,369)            81,183

FINANCING ACTIVITIES
 Change in demand and savings deposits                         110,203             (9,597)
 Proceeds from deposits sold                                         0             30,018
 Proceeds from sales of time deposits                          714,747            256,655
 Payments for maturing time deposits                          (620,844)          (338,853)
 Change in repurchase agreements and term fed funds           (333,000)          (118,374)
 Proceeds from issuance of subordinated/senior debt             17,344             23,224
 Payments on redemption of subordinated/senior debt            (18,396)           (25,354)
 Proceeds from issuance of medium-term notes                   209,511            185,026
 Payments on maturity of medium-term notes                     (52,500)                 0
 Change in notes payable                                       855,861           (119,978)
 Proceeds from issuance of stock                                 4,663              3,023
 Cash dividends paid                                           (11,801)            (6,253)
                                                           -----------        -----------
Net cash provided/(used) by financing activities               875,788           (120,463)
                                                           -----------        -----------
Net increase in cash                                            76,856                247
Cash at beginning of period                                     45,714             43,706
Cash at end of period                                      $   122,570        $    43,953

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)

                                  June 30, 1996

1) In the opinion of management, the accompanying unaudited and audited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Advanta Corp. and subsidiaries as of June 30, 1996 and December 31, 1995, the results of their operations for the three and six month periods ended June 30, 1996 and 1995, and their cash flows for the six month periods ended June 30, 1996 and 1995. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with current year classifications.

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

3) Investments available for sale include securities that the Company sells from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at market value. Unrealized gains and losses on these securities (except those held by the Company' s venture capital unit, Advanta Partners LP) are reported as a separate component of stockholders' equity and included in retained earnings. Changes in the fair value of Advanta Partners LP investments are reported in noninterest revenues as equity securities gains or losses.

4) Loan and lease receivables available for sale represent receivables currently on the balance sheet that the Company generally intends to sell or securitize within the next six months. These receivables are reported at the lower of book or fair market value.

5) Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:

                                         June 30,         December 31,
                                           1996              1995
                                      -------------      ------------
Gross loan and lease receivables       $ 2,916,971        $ 2,762,927

Add: Deferred origination costs,
     net of deferred fees                   76,657             69,816


Less: Reserve for credit losses            (70,929)           (53,494)
                                       -----------        -----------


Loan and lease receivables, net        $ 2,922,699        $ 2,779,249
                                       ===========        ===========

Number of Accounts:
 Credit cards                              556,552            500,729
 Other loans and leases                     38,248             12,662
                                       -----------        -----------
 Total                                     594,800            513,391
                                       ===========        ===========

       Receivables and accounts serviced for others consisted of the following:

                            June 30,        December 31,
                              1996             1995
                          -----------       ----------
Receivables:
 Credit cards             $10,166,686       $7,692,463
 Mortgage loans*            1,847,375        1,475,871
 Business loans               461,817          284,094
                          -----------       ----------
 Total                    $12,475,878       $9,452,428
                          ===========       ==========

Number of accounts:
 Credit cards               5,041,393        4,366,362
 Mortgage loans*               32,529           27,731
 Business loans                96,554           59,511
                          -----------       ----------
 Total                      5,170,476        4,453,604
                          ===========       ==========


    * Excludes mortgage loans which were not originated by the Company, but which the Company services for a fee ("contract servicing"). Contract servicing receivables were $1.5 billion and $.6 billion at June 30, 1996 and December 31, 1995, respectively.

6) The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease as an adjustment to interest income. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements were $44.8 million and $36.3 million in the first six months of 1996 and 1995, respectively.

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

7) The following table shows the changes in the reserve for credit losses for the periods presented:

                               Six Months Ended    Year Ended
                                   June 30,       December 31,
                                     1996            1995
                                 -----------      ----------
Balance, beginning of period       $ 53,494        $ 41,617

   Current provision                 42,733          53,326


   Transfer of recourse
    reserves to on-balance
    sheet reserves                    3,026           1,100


   Net charge-offs                  (28,324)        (42,549)
                                   --------        --------


Balance, end of period             $ 70,929        $ 53,494
                                   ========        ========



8) At June 30, 1996 and December 31, 1995, the Company had $474.2 million and $190.8 million, respectively, of amounts due from credit card securitizations. These amounts include excess servicing, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established. A portion of these amounts is subject to liens held by the providers of credit enhancement facilities for the respective securitizations.

9)     Selected Balance Sheet Information

         OTHER ASSETS

                                       June 30,      December 31,
                                         1996            1995
                                      ----------     ------------
Excess mortgage servicing rights       $121,950       $ 96,194
Prepaid assets                           97,114         69,170
Accrued interest receivable              75,146         67,681
Current and deferred federal
 income taxes                            54,917         15,823
Deferred costs                           27,646         20,670
Investments in operating leases          19,299         11,928
Excess servicing-business loans          12,750         11,813
Due from trustees-mortgage               10,469          8,095
Goodwill                                  4,823          4,983
Other real estate owned                   2,953          3,333
Due from trustees-business loans          1,728          2,941
Other                                   108,043         62,346
                                       --------       --------
Total other assets                     $536,838       $374,977
                                       ========       ========


      OTHER LIABILITIES

                                        June 30,      December 31,
                                          1996           1995
                                       ----------     ------------
Deferred fees and other reserves        $ 91,946       $ 46,058
Accrued interest payable                  52,070         29,012
Current and deferred income state
  taxes                                   41,028          9,026
Accounts payable and accrued
 expenses                                 38,002         32,831
Other                                     74,023         23,763
                                        --------       --------
Total other liabilities                 $297,069       $140,690
                                        ========       ========


10) Income tax expense reflects an effective tax rate of approximately 34% for both the three and six month periods ended June 30, 1996, compared to 35% and 36%, for the comparable 1995 periods. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

       Income tax expense consisted of the following components:

                                 Three Months Ended               Six Months Ended
                                      June 30,                         June 30,
                             -------------------------       --------------------------
                                1996            1995            1996            1995
                             ---------       ---------       ----------      ----------
Current:
 Federal                      $ 27,446        $ 17,518        $ 28,417        $ 32,087
 State                           1,189             392           4,266           3,518
                              --------        --------        --------        --------
Total current                   28,635          17,910          32,683          35,605

Deferred:
 Federal                        (5,672)           (623)         12,039            (529)
 State                             269             694            (357)            575
                              --------        --------        --------        --------
Total deferred                  (5,403)             71          11,682              46

      Total tax expense       $ 23,232        $ 17,981        $ 44,365        $ 35,651
                              ========        ========        ========        ========

The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                             Three Months Ended              Six Months Ended
                                  June 30,                       June 30,
                         -------------------------      --------------------------
                            1996           1995           1996             1995
                         ---------      ----------      ---------       ----------
Statutory federal
 income tax              $ 23,914        $ 17,983        $ 45,671        $ 34,942
State income taxes            948             706           2,541           2,660

Tax-free income               (96)           (315)           (224)           (594)

Other                      (1,534)           (393)         (3,623)         (1,357)
                         --------        --------        --------        --------

Consolidated tax
 expense                 $ 23,232        $ 17,981        $ 44,365        $ 35,651
                         ========        ========        ========        ========



     The net deferred tax asset is comprised of the following:

                            June 30,       December 31,
                              1996            1995
                           ---------       ------------
Deferred taxes:

  Gross assets             $ 133,509        $ 75,851

  Gross liabilities          (78,592)        (59,445)
                           ---------        --------

Total deferred taxes       $  54,917        $ 16,406
                           =========        ========



       The Company did not record any valuation allowances against deferred tax assets at June 30, 1996 and December 31, 1995.

       The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                              June 30,       December 31,
                                1996             1995


SFAS 91                       $(27,169)       $(23,899)
Loan losses                     26,297          20,197
Mortgage banking income         18,114           9,767
Securitization income          (35,337)        (35,546)
Business loan income            74,612          41,901
Other                           (1,600)          3,986
                              --------        --------
Net deferred tax asset        $ 54,917        $ 16,406
                              ========        ========

11) The Company has adopted several management incentive plans designed to provide incentives to participating employees to remain in the employ of the Company and devote themselves to its success. Under these plans, certain eligible employees were required and others were given the opportunity to elect to take portions of their anticipated or " target" bonus payments for future years in the form of restricted shares of common stock.
       The restricted shares are subject to forfeiture should the employee terminate employment with the Company prior to vesting. The shares become unrestricted over time if certain performance criteria are met. At June 30, 1996, a total of 1,555,609 shares issued under these plans were subject to restrictions and were included in the number of shares outstanding. These shares are considered common stock equivalents in the calculation of earnings per common share.

       Deferred compensation of $39.2 million and $21.6 million related to these shares of restricted stock is reflected as a reduction of equity at June 30, 1996 and December 31, 1995, respectively.

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

13) In June 1996, the Company through its subsidiary Advanta National Bank USA, sold certain credit card customer relationships and the related receivables balance to another domestic bank. The receivables associated with these relationships represented less than 2% of the Company's managed credit card portfolio as of June 30, 1996. The Company recorded a $33.8 million net gain related to this transaction.

14) The following table shows the calculation of earnings per common share:

                            Three Months Ended             Six Months Ended
                                 June 30,                      June 30,
                          ----------------------      --------------------------
                            1996          1995           1996            1995
                          --------      --------      ----------     -----------
Net income                 $45,120       $33,400       $ 86,150        $ 64,183

less: preferred
 dividends                       0             0           (141)           (141)
                           -------       -------       --------        --------

Net income available
 to common shares          $45,120       $33,400       $ 86,009        $ 64,042

Average common
 shares outstanding         40,725        39,676         40,609          39,585
Common stock
 equivalents                 4,514         2,096          4,467           2,009
                           -------       -------       --------        --------


Weighted average
 common shares
 outstanding
 (in thousands)             45,239        41,772         45,076          41,594
                           -------       -------       --------        --------

Earnings per common
 share                     $  1.00       $   .80       $   1.91        $   1.54
                           =======       =======       ========        ========

                         ADVANTA CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Net income for the three months ended June 30, 1996 was $45.1 million, an $11.7 million or 35% increase from the $33.4 million reported for the second quarter of 1995. Earnings per share for the second quarter of 1996 were $1.00, a 25% increase from $.80 per share for the same period last year.

Earnings increased in the second quarter of 1996 primarily as a result of a $33.8 million gain on the sale of credit card customer relationships and a 70% increase in average managed receivables. The receivables associated with the customer relationships represented less than 2% of the Company's managed credit card portfolio. This transaction allowed the Company to make additional investments for future growth, as well as to strengthen the balance sheet. The 70% increase in average managed receivables resulted in a $42.7 million or 33% rise in other noninterest revenues (excluding the credit card sale) to $173.5 million in 1996, from $130.8 million in 1995. Noninterest revenues and earnings also reflected an increase in the managed charge-off rate from 2.1% for the second quarter of 1995 to 2.9% for the second quarter of 1996. The operating expense ratio improved to 2.8% of average managed receivables in the second quarter of 1996, compared to 3.0% in the second quarter of 1995.

For the six months ended June 30, 1996, net income was $86.2 million, a 34% increase over the $64.2 million for the comparable year earlier period. Earnings per share increased 24% to $1.91 in 1996 compared to $1.54 in 1995.


NET INTEREST INCOME

Net interest income for the second quarter of 1996 increased to $16.1 million from $13.0 million for the same period of 1995. This increase resulted from a $2.1 billion growth in average interest earning assets partially offset by an 89 basis point decline in the owned net interest margin. The lower owned net interest margin resulted from the significant growth in lower-yielding introductory rate credit card receivables combined with the Company's ongoing securitization activity which reduces the level of higher-yielding receivables on the balance sheet while proportionately increasing the balance sheet levels of lower-yielding introductory rate receivables and money market assets.

The following tables provide an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three and six month periods ended June 30, 1996 and 1995. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

     INTEREST RATE ANALYSIS

                                                                         Three Months Ended June 30,
                                             ---------------------------------------------------------------------------------
                                                               1996                                      1995
                                             ----------------------------------------     -----------     --------     ------
                                              Average                          Yield/     Average                      Yield/
                                              Balance (1)       Interest       Rate       Balance (1)     Interest     Rate
                                             ------------       --------       ------     -----------     --------     ------
On-balance sheet
Credit cards                                 $ 2,899,228        $ 56,305        7.81%     $1,280,210      $ 31,246      9.76%
Mortgage loans                                   190,636           4,887       10.31         188,465         4,319      9.19
Business loans (2)                               214,549           6,365       11.90          89,538         2,785     12.44
Other loans                                        9,764             203        8.36           5,096            92      7.24
                                              ----------         -------                  -----------     --------
Gross receivables                              3,314,177          67,760        8.22       1,563,309        38,442      9.84
Investments (3)                                1,111,435          16,567        5.80         741,625        10,917      5.89
                                              ----------         -------                  ----------      --------
Total interest earning
 assets                                      $ 4,425,612        $ 84,327        7.61%     $2,304,934      $ 49,359      8.57%

Interest-bearing
 liabilities                                 $ 4,359,090        $ 67,332        6.14%     $2,182,913      $ 35,571      6.47%

Net interest spread                                                             1.47%                                   2.10%
Net interest margin                                                             1.49%                                   2.38%

Off-balance sheet
Credit cards                                 $ 9,517,383                                  $5,752,617
Mortgage loans                                 1,810,733                                   1,300,537
Business loans                                   329,539                                     213,475
                                             -----------                                  ----------
Total average
 securitized receivables                     $11,657,655                                  $7,266,629
                                             ===========                                  ==========
Total average managed
 receivables                                 $14,971,832                                  $8,829,938
                                             ===========                                  ==========
Managed credit cards                         $12,416,611        $378,506       12.26%     $7,032,827      $232,893     13.25%

Managed Net Interest
Analysis (4):
Interest earning assets                      $13,942,995        $406,528       11.71%     $8,057,551      $251,006     12.46%
Interest-bearing
 liabilities                                 $13,876,473        $203,335        5.88%     $7,935,530      $130,723      6.58%

Net interest spread                                                             5.83%                                   5.88%
Net interest margin                                                             5.84%                                   5.96%

(1) Includes assets held and available for sale and nonaccrual loans and leases.
(2) Includes leases and business credit cards beginning in 1996.
(3) Interest and average rate for tax-free securities computed on a tax equivalent basis using a statutory rate of 35%.
(4) Combination of owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

     INTEREST RATE ANALYSIS

                                                                         Six Months Ended June 30,
                                               ----------------------------------------------------------------------------
                                                            1996                                       1995
                                               -----------------------------------     ------------------------------------
                                               Average                      Yield/     Average                       Yield/
                                               Balance (1)     Interest     Rate       Balance  (1)     Interest     Rate
                                               -----------     --------     ------     ------------     ---------    ------
On-balance sheet
Credit cards                                    $2,655,427     $104,973      7.95%     $1,399,131       $ 74,135     10.60%
Mortgage loans                                     207,330       10,520     10.20         162,497          7,240      8.98
Business loans (2)                                 183,141       11,123     12.18          88,203          5,854     13.27
Other loans                                          9,558          388      8.16           5,115            180      7.10
                                                ----------     --------                ----------       ---------

Gross receivables                                3,055,456      127,004      8.36       1,654,946         87,409     10.57
Investments (3)                                  1,094,021       30,820      5.48         755,738         22,206      5.90
                                                ----------     --------                ----------       --------

Total interest earning
 assets                                         $4,149,477     $157,824      7.60%     $2,410,684       $109,615      9.11%

Interest-bearing
 liabilities                                    $4,012,741     $123,267      6.10%     $2,308,170       $ 73,681      6.36%

Net interest spread                                                          1.50%                                    2.75%
Net interest margin                                                          1.63%                                    2.95%

Off-balance sheet
Credit cards                                    $8,831,589                             $5,466,776
Mortgage loans                                   1,718,737                              1,260,784
Business loans                                     311,437                                201,523
                                               -----------                             ----------
Total average
 securitized receivables                       $10,861,763                             $6,929,083
                                               ===========                             ==========
Total average managed
 receivables                                   $13,917,219                             $8,584,029
                                               ===========                             ==========
Managed credit cards                           $11,487,016     $714,781     12.51%     $6,865,907       $454,079     13.23%

Managed Net Interest
Analysis (4):
Interest earning assets                        $12,981,066     $767,632     11.88%     $7,877,460       $489,559     12.43%
Interest-bearing
 liabilities                                   $12,844,330     $377,681      5.91%     $7,774,946       $254,678      6.54%

Net interest spread                                                          5.97%                                    5.89%
Net interest margin                                                          6.03%                                    5.95%

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

The following table provides selected information on a managed basis (excluding mortgage contract servicing assets), as well as a summary of the effects of credit card securitizations on selected line items of the Company's Consolidated Condensed Income Statements as of and for the six months ended June 30, 1996 and 1995.

                                                                         Six  Months Ended
                                                                            June 30,
                                                                ----------------------------------
                                                                     1996               1995
                                                                ------------       ---------------
  Balance sheet data:
  Average managed receivables                                    $13,917,219         $  8,584,029
  Managed receivables                                             15,392,849            9,370,626
  Total managed assets                                            18,184,022           10,560,924
  Managed net interest margin
   (on a fully tax equivalent basis)                                    6.03%                5.95%
  As a percentage of gross managed
   receivables:
    Total loans 30 days or more
     delinquent                                                          3.4%                 2.7%
    Net charge-offs                                                      2.9%                 2.1%
  Effects of credit card securitizations on:
    Net interest income                                          $  (355,394)        $   (198,947)
    Provision for credit losses                                      161,480               65,632

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


PROVISION FOR CREDIT LOSSES

The provision for credit losses for the second quarter of 1996 was $27.7 million compared to $8.6 million for the comparable period of 1995. This increase was primarily due to the strengthening of reserves on a larger portfolio, and in response to the higher charge-off, impaired asset and delinquency levels. Charge-offs on owned receivables increased to $13.4 million for the second quarter of 1996 from $8.5 million for the second quarter of 1995.

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

The reserve for credit losses on a consolidated owned basis was $70.9 million or 2.4% of receivables at June 30, 1996 compared to $53.5 million or 1.9% of receivables at December 31, 1995 and $39.8 million or 2.1% of receivables at June 30, 1995.

On the total managed portfolio, impaired assets were $234.4 million or 1.5% of receivables at June 30, 1996, compared to $167.1 million or 1.4% of receivables at December 31, 1995 and $113.9 million or 1.2% of receivables at June 30, 1995. The 30 day and over delinquency rate on managed credit cards rose to 2.9% at June 30, 1996 from 2.0% a year ago.

The total managed charge-off rate for the first six months of 1996 was 2.9%, up from 2.2% for the full year of 1995 and 2.1% for the first six months of 1995. The charge-off rate on managed credit cards was 3.2% for the first six months of 1996, up from 2.5% for the full year of 1995 and 2.4% for the comparable 1995 period. The charge-off rate on managed mortgage loans was .7% for the first six months of 1996, compared to .9% for the full year of 1995 and 1.0% for the comparable 1995 period.

The following table provides a summary of managed impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.

                                                                          June            December           June
                                                                           30,              31,               30,
                                                                          1996             1995              1995
                                                                       ---------         --------         --------
CONSOLIDATED
 Nonperforming assets                                                   $119,637          $ 82,171         $ 66,489
 Accruing loans past due 90 days or more                                 114,781            84,892           47,365
 Impaired assets                                                         234,418           167,063          113,854
 Total loans 30 days or more delinquent                                  516,936           404,072          248,358
 As a percentage of gross receivables:
  Nonperforming assets                                                        .8%               .7%              .7%
  Accruing loans past due 90 days or more                                     .7                .7               .5
  Impaired assets                                                            1.5               1.4              1.2
  Total loans 30 days or more delinquent                                     3.4               3.3              2.7
 Net charge-offs:
  Amount                                                                $198,590          $212,865         $ 90,496
  As a percentage of average gross
   receivables(annualized)                                                   2.9%              2.2%             2.1%
CREDIT CARDS
 Nonperforming assets                                                   $ 43,796          $ 20,516         $ 18,052
 Accruing loans past due 90 days or more                                 114,767            84,878           47,206
 Impaired assets                                                         158,563           105,394           65,258
 Total loans 30 days or more delinquent                                  364,446           262,299          152,441
 As a percentage of gross receivables:
  Nonperforming assets                                                        .3%               .2%              .2%
  Accruing loans past due 90 days or more                                     .9                .8               .6
  Impaired assets                                                            1.3               1.1               .9
  Total loans 30 days or more delinquent                                     2.9               2.6              2.0
 Net charge-offs:
  Amount                                                                $186,459          $193,160         $ 80,959
  As a percentage of average gross
   receivables(annualized)                                                   3.2%              2.5%             2.4%
MORTGAGE LOANS
 Nonperforming assets                                                   $ 69,633          $ 56,743         $ 45,881
 Total loans 30 days or more delinquent                                  111,066           106,223           73,945
 As a percentage of gross receivables:
  Nonperforming assets                                                       3.3%              3.2%             3.0%
  Total loans 30 days or more delinquent                                     5.3               5.9              4.8
 Net charge-offs:
  Amount                                                                $  6,671          $ 13,836         $  6,895
  As a percentage of average gross
   receivables(annualized)                                                    .7%               .9%             1.0%
BUSINESS LOANS
 Nonperforming assets                                                   $  6,208          $  4,912         $  2,556
 Total loans 30 days or more delinquent                                   41,318            35,274           21,538
 As a percentage of receivables:
  Nonperforming assets                                                       1.0%              1.3%              .8%
  Total loans 30 days or more delinquent                                     6.8               9.3              6.8
 Net charge-offs:
  Amount                                                                $  5,467          $  5,846         $  2,651
  As a percentage of average
    receivables(annualized)                                                  2.2%              1.9%             1.8%

NONINTEREST REVENUES

                                                              Three Months Ended                      Six Months Ended
                                                                   June 30,                               June 30,
                                                         ----------------------------           -----------------------------
                                                           1996                1995               1996                 1995
                                                         --------            --------           --------             --------
Gain on sale of credit cards                             $ 33,820            $      0           $ 33,820             $      0
Other noninterest revenues:
 Credit card securitization
  income                                                   51,735              45,666            117,600               86,735
 Credit card servicing
  income                                                   43,584              27,927             82,612               52,799
 Credit card interchange
  income                                                   27,237              22,052             49,199               41,550
 Income from mortgage
  banking activities                                       24,132              11,929             46,127               22,147
 Business loan other
  revenues                                                 13,886               8,301             24,761               17,895
 Insurance revenues, net                                    7,237               6,117             13,149               12,275
 Equity securities gain                                     2,855               3,803              5,928                3,803
 Other                                                      2,847               5,054              5,166                7,868
                                                         --------            --------           --------             --------
Total other noninterest
 revenues                                                $173,513            $130,849           $344,542             $245,072
                                                         --------            --------           --------             --------
Total noninterest revenues                               $207,333            $130,849           $378,362             $245,072
                                                         ========            ========           ========             ========

For the second quarter of 1996, noninterest revenues increased 58% to $207.3 million from $130.8 million for the same period of 1995. The Company recorded a $33.8 million gain on the sale of credit card customer relationships and the related receivables balance. The receivables associated with these relationships represented less than 2% of the Company's managed credit card portfolio at June 30, 1996. Other noninterest revenues, excluding this gain, increased $42.7 million or 33% to $173.5 million. Credit card securitization income increased $6.1 million or 13% to $51.7 million as a result of a 65% increase in average securitized credit card receivables partially offset by higher securitized charge-offs as well as a contraction in the net interest margin. Credit card servicing income increased $15.7 million due to higher securitized balances. Income from mortgage banking activities increased $12.2 million primarily due to the gain on the sale of $300 million in mortgages in a REMIC transaction during the second quarter of 1996. Credit card interchange income, which represents approximately 1.4% of credit card purchases, increased $5.2 million to $27.2 million. Business loan other revenues increased $5.6 million to $13.9 million due to a 49% growth in average securitized business loans from the comparable quarter of 1995. Equity securities gains included both a $1.2 million realized gain and a $1.6 million market valuation gain on an investment held by the Company's venture capital unit.

For the six month period ended June 30, 1996 total noninterest revenues rose to $378.4 million from $245.1 million for the comparable period of 1995, a 54% increase. This improvement resulted primarily from the $33.8 million gain on the sale of credit card customer relationships, a 62% growth in average securitized credit card receivables and higher mortgage income associated with a $300 million REMIC transaction in each of the first and second quarters of 1996.

OPERATING EXPENSES

                                                              Three Months Ended                      Six Months Ended
                                                                   June 30,                                June 30,
                                                         -----------------------------           ----------------------------
                                                           1996                  1995              1996                1995
                                                         --------             --------           --------            --------
Amortization of credit card
 deferred origination costs,
 net                                                     $ 24,487             $16,717            $44,980             $ 32,118
Other operating expenses:
 Salaries and employee
  benefits                                                 43,769              27,074             81,188               51,062
 External processing                                        9,972               6,552             19,805               12,279
 Professional fees                                          9,544               3,293             16,374                5,565
 Postage                                                    6,873               4,339             12,679                8,730
 Credit card fraud losses                                   6,413               4,464              8,762                8,526
 Marketing                                                  5,347               6,665             16,469               14,283
 Equipment expense                                          4,842               2,953              9,178                5,707
 Telephone expense                                          4,653               2,499              8,620                5,354
 Occupancy expense                                          3,453               2,249              6,029                4,265
 Credit and collection
  expense                                                   3,040               2,332              5,625                4,476
 Other                                                      5,052               4,734              8,231                9,647
                                                         --------           ---------           --------             --------
 Total other operating
  expenses                                               $102,958             $67,154           $192,960             $129,894
                                                         --------             -------           --------             --------
Total operating expenses                                 $127,445             $83,871           $237,940             $162,012
                                                         ========             =======           ========             ========

The amortization of credit card deferred origination costs, net, increased from $16.7 million for the three months ended June 30, 1995 to $24.5 million for the comparable period of 1996. This increase resulted primarily from amortization related to the $92 million of credit card origination costs that have been deferred since the second quarter of 1995. Total other operating expenses of $103.0 million for the three months ended June 30, 1996 increased 53% from $67.2 million for the same period of 1995. Operating expenses as a percentage of average managed receivables were 2.8% for the second quarter of 1996, down from 3.0% in the comparable 1995 period. The increase in total other operating expenses is attributable, in part, to a $16.7 million or 62% increase in salaries and employee benefits as a result of an increase in the number of employees from 2,094 at June 30, 1995 to 2,897 at June 30, 1996, including the addition of senior management to assist in the strategic growth of the various business units. Professional fees also increased, as a result of corporate strategic initiatives. Other expenses, including external processing, postage and telephone expense showed increases consistent with the increase in the number of managed customer accounts.

For the first six months of 1996, total operating expenses increased 47% to $237.9 million from $162.0 million for the same 1995 period mainly due to the reasons stated above. Average managed receivables grew 62% over the same period of time. Other operating expenses as a percentage of average managed receivables were 2.8% for the six months ended June 30, 1996, down from 3.0% for the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, both long- and short-term, through active management of both assets and liabilities. During the first six months of 1996, the Company, through its subsidiaries, securitized $2.8 billion of credit card receivables, $600 million of mortgage loans and $169 million of business loans. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future credit card, mortgage and business loan growth. At June 30, 1996, the Company had approximately $1.6 billion of loan and lease receivables and $1.1 billion of investments available for sale which could be sold to generate additional liquidity.

In February 1995, the Company's wholly owned subsidiary, Advanta National Bank ("Advanta National"), a Delaware based credit card bank, commenced operations. The Company's initial capitalization of Advanta National was $50 million, consisting of $25 million in common stock and $25 million of additional paid in capital. Additional capital totaling $39 million and $114 million was contributed to Advanta National during 1995 and the first six months of 1996, respectively, in order to maintain Advanta National as a "well capitalized" bank under applicable regulations. As a credit card bank, Advanta National is limited to one office, can engage only in consumer credit card operations and cannot accept deposits other than savings and time deposits of $100,000 or more. Advanta National had total assets of $2.6 billion at June 30, 1996.

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

In September 1995, Colonial National Bank USA (which in May 1996 changed its name to Advanta National Bank USA) and Advanta National (together the "Banks") established a $2.25 billion bank note program. These notes may have maturities ranging from seven days to fifteen years from date of issuance. At June 30, 1996 Advanta National had $1.2 billion of senior bank notes outstanding.

Subsequent to quarter end, the Company replaced its existing $510 million revolving credit facility with a new $1.0 billion facility and filed a shelf registration statement with the Securities and Exchange Commission for $1.6 billion of debt securities.

INTEREST RATE SENSITIVITY

Interest rate sensitivity refers to managed net interest income variability resulting from mismatches between asset and liability indices (basis risk) and the effects changes in market interest rates have on asset and liability repricing mismatches (gap risk).

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

In managing its interest rate sensitivity position, the Company periodically securitizes receivables, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and short-term investment position, and uses derivative financial instruments. Derivative financial instruments are used for the express purpose of managing exposure to changes in interest rates and foreign exchange rates. Derivative financial instruments, by policy, are not used for any speculative purposes (see discussion under "Derivatives Activities"). The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the variable rate pricing dynamics of the underlying receivables sold to the trusts. Variable rate funding is used on the balance sheet as well, in support of unsecuritized receivables which carry variable rates. Although credit card receivable rates are generally set at a spread over a floating rate index, they often contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In addition, the Company at times offers fixed rate pricing to consumers for the introductory rate period of its credit cards. In instances when a significant portion of credit card receivables carry fixed rate introductory pricing or are at their floors, the Company may convert part of the underlying funding to a fixed rate by using interest rate hedges and fixed rate securitizations. In pricing mortgage and business loan securitizations, both fixed rate and variable rate funding are used depending upon the characteristics of the underlying receivables. Additionally, basis risk exists in on-balance sheet funding as well as in securitizing credit card receivables at a spread over LIBOR when the rate on the underlying assets is indexed to the prime rate. The Company measures the basis risk resulting from potential variability in the spread between prime and LIBOR and incorporates such risk into the asset and liability management process. During the first six months of 1996 substantially all new credit cards were issued using LIBOR as the repricing index. The effect of this change will be the reduction of prime/LIBOR basis risk over time. The Company continues to seek cost-effective alternatives for minimizing this risk.

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

At June 30, 1996 and December 31, 1995, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.



The following table summarizes by notional amounts the Company's derivative instruments:

                                                      June 30,                    December 31,
                                                        1996                          1995
                                               -----------------------       -----------------------
Interest rate swaps                                   $1,073,222                   $  867,835
Interest rate options:
 Caps written                                          1,428,000                    1,360,000
 Caps purchased                                          338,000                      270,000
 Corridors/Collars                                       900,000                      575,000
Forward contracts                                        213,458                      190,652
                                                      ----------                   ----------
Total notional amount                                 $3,952,680                   $3,263,487
                                                      ==========                   ==========

The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives contracts.

                           PART II - OTHER INFORMATION


Item 4.         Submission of Matters to a Vote of Security Holders:

At the Company's Annual Meeting of Stockholders held on May 21, 1996, the following nominees for reelection as directors of the Company were elected by the votes indicated below:

       Directors                            Votes for                 Votes Withheld
       Max Botel                            13,449,457                         13,410
       Richard J. Braemer                   13,449,357                         13,510
       Anthony P. Brenner                   13,450,418                         12,449
       James E. Ksansnak                    13,449,854                         13,013
       Phillip A. Turberg                   13,450,957                         11,910

In addition, at the Annual Meeting the stockholders approved the proposal to approve the Amended and Restated 1992 Stock Option Plan by the following votes: votes for - 9,252,232; votes against - 3,070,115; abstentions - 16,091; and broker non-votes - 1,124,442.

The stockholders also approved the proposal to approve the Amendments to the Advanta Management Incentive Plan With Stock Election III by the following votes: votes for - 9,769,980; votes against - 2,556,909; abstentions - 18,599; and broker non-votes -
1,117,379.

Finally, the stockholders approved the proposal to approve the Amendments to the Advanta Management Incentive Plan With Stock Election IV by the following votes: votes for - 9,769,662; votes against - 2,556,974; abstentions - 18,952; and broker non-votes - 1,117,279.

Item 6.         Exhibits and Reports on Form 8-K.

(a)             Exhibits

                The following exhibits are being filed with this report on Form 10-Q:

Exhibit Number                    Description of Document
 1.3*                             Distribution Agreement, dated as of  July 8,
                                  1996, among Advanta Corp. and Salomon
                                  Brothers Inc, CS First Boston Corporation,
                                  Donaldson, Lufkin & Jenrette Securities
                                  Corporation and Merrill Lynch & Co.,
                                  Merrill Lynch, Pierce, Fenner & Smith
                                  Incorporated.

 4.1*                             Form of Fixed Rate Global Medium-
                                  Term Note, Series C.

 4.2*                             Form of Floating Rate Global Medium-
                                  Term Note, Series C.

10.1                              Advanta Management Incentive Plan
                                  With Stock Election III, as amended.

10.2                              Advanta Management Incentive Plan
                                  With Stock Election IV, as amended.

10.3                              Advanta Corp. 1992 Stock Option
                                  Plan, as amended and restated.

10.4                              Revolving Credit and Competitive
                                  Loan Agreement, dated as of July 26,
                                  1996, by and among Advanta Corp.,
                                  Advanta National Bank and Advanta
                                  National Bank USA (the "Borrowers"),
                                  The Chase Manhattan Bank, as Agent
                                  for the Banks (as defined in the
                                  Agreement), Nationsbanc Capital
                                  Markets, Inc., as syndication agent
                                  and PNC Bank, National Association,
                                  as documentation agent.

 27                               Financial data schedule(incorporated
                                  by reference to Exhibit 27 to the
                                  Company's Current Report on Form 8-K
                                  dated July 18, 1996, filed the same
                                  date).

*Each of these Exhibits is incorporated by reference to the Exhibit of the same number filed with the Company's Current Report on Form 8-K dated July 8, 1996.


           (b)         Reports on Form 8-K.

                 (i) A Current Report on Form 8-K, dated July 8, 1996, was filed by the Company for the purpose of incorporating by reference certain exhibits into the Company's Registration Statement on Form S-3 (No. 333-05701). No Financial Statements were included as exhibits in this 8-K.

                (ii) A Current Report on Form 8-K, dated July 18, 1996, was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ended June 30, 1996. A Financial Data Schedule was included as an exhibit in this Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                              Advanta Corp.

                                              (Registrant)


August 12, 1996                   By    /s/Gene S. Schneyer
                                        ---------------------------------------
                                        Vice President,
                                        Secretary & General Counsel


August 12, 1996                   By    /s/John J. Calamari
                                        ---------------------------------------
                                        Vice President, Finance and
                                        Principal Accounting Officer

                                  EXHIBIT INDEX

        Exhibit                    Description
          1.3*                     Distribution Agreement, dated as of
                                   July 8, 1996, among Advanta Corp.
                                   and Salomon Brothers Inc, CS First
                                   Boston Corporation, Donaldson,
                                   Lufkin & Jenrette Securities
                                   Corporation and Merrill Lynch & Co.,
                                   Merrill Lynch, Pierce, Fenner &
                                   Smith Incorporated.

            2                      Inapplicable.

            3                      Inapplicable.

          4.1*                     Form of Fixed Rate Global Medium-
                                   Term Note, Series C.

          4.2*                     Form of Floating Rate Global Medium-
                                   Term Note, Series C.

          10.1                     Advanta Management Incentive Plan
                                   With Stock Election III, as amended.

          10.2                     Advanta Management Incentive Plan
                                   With Stock Election IV, as amended.

          10.3                     Advanta Corp. 1992 Stock Option
                                   Plan, as amended and restated.

          10.4                     Revolving Credit and Competitive
                                   Loan Agreement, dated as of July 26,
                                   1996, by and among Advanta Corp.,
                                   Advanta National Bank and Advanta
                                   National Bank USA (the "Borrowers"),
                                   The Chase Manhattan Bank, as Agent
                                   for the Banks (as defined in the
                                   Agreement), Nationsbanc Capital
                                   Markets, Inc., as syndication agent
                                   and PNC Bank, National Association,
                                   as documentation agent.

           11                      Inapplicable.

           15                      Inapplicable.

           18                      Inapplicable.

           19                      Inapplicable

           22                      Inapplicable.

           23                      Inapplicable.

           24                      Inapplicable.

           27                      Financial data schedule (incorporated
                                   by reference to Exhibit 27 to the
                                   Company' s Current Report on Form
                                   8-K dated July 18, 1996, filed the
                                   same date).

           99                      Inapplicable.

*Each of these Exhibits is incorporated by reference to the Exhibit of the same number filed with the Company's Current Report on Form 8-K dated July 8, 1996.