Form 10-Q
period 1996-09-30
ADVANTA CORP
filed 1996-11-14
CIK 96638

Form 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

                         Commission File Number 0-14120

                                  Advanta Corp.
             (Exact name of registrant as specified in its charter)

                 Delaware                               23-1462070
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

      Welsh and McKean Roads, P.O. Box 844, Spring House, PA       19477
              (Address of Principal Executive Offices)          (Zip Code)

                                (215) 657-4000
              (Registrant's telephone number, including area code)

      Five Horsham Business Center, 300 Welsh Road, Horsham, PA 19044 (Former name, former address and former fiscal year, if changed since last report)

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

              Class A                      Outstanding at November 1, 1996
     Common Stock, $.01 par value                 17,637,388 shares
              Class B                      Outstanding at November 1, 1996
     Common Stock, $.01 par value                 24,893,934 shares

                                Table of Contents


                                                          Page

     Part I  - Financial Information


     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets       3
               Consolidated Condensed Income Statements    4
               Consolidated Statements of Cash Flows       5
               Notes to Consolidated Condensed Financial
                Statements                                 6

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                13

     Part II - Other Information                          24

                         ADVANTA CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                               September 30,   December 31,
                                                   1996            1995
     ASSETS                                    (Unaudited)
     Cash                                      $  133,552     $   45,714
     Federal funds sold and interest-bearing
      deposits with banks                         616,415        557,084
     Investments available for sale               813,750        532,963
     Loan and lease receivables, net:
      Available for sale                        1,863,230      1,079,478
      Other loan and lease receivables, net     1,160,260      1,699,771
     Total loan and lease receivables, net      3,023,490      2,779,249
     Premises and equipment, net                   79,528         43,453
     Amounts due from credit card
      securitizations                             367,083        190,819
     Other assets                                 572,858        374,977

        Total assets                           $5,606,676     $4,524,259

     LIABILITIES
     Deposits                                  $1,820,894     $1,906,601
     Debt and other borrowings                  2,676,328      1,804,004
     Other liabilities                            311,059        140,690

        Total liabilities                       4,808,281      3,851,295

     STOCKHOLDERS' EQUITY
     Class A preferred stock, $1,000 par
      value: authorized, issued and
      outstanding -- 1,010 shares in 1996
      and 1995                                      1,010          1,010
     Class B preferred stock, $.01 par
      value: authorized -- 1,000,000 shares
      in 1996 and 1995; issued -- 25,000
      shares in 1996 and 1995                           0              0
     Class A common stock, $.01 par value:
      authorized -- 200,000,000 shares;
      issued -- 17,637,388 shares in 1996
      and 17,481,022 shares in 1995                   176            175
     Class B common stock, $.01 par value:
      authorized -- 200,000,000 shares;
      issued -- 24,854,456 shares in 1996 and
      24,007,352 shares in 1995                       249            240
     Additional paid-in capital, net              294,345        280,294
     Retained earnings, net                       503,089        391,245
     Less: Treasury stock at cost, 11,421
      Class B common shares in 1996                  (474)             0

        Total stockholders' equity                798,395        672,964

        Total liabilities and stockholders'
         equity                                $5,606,676     $4,524,259

     See Notes to Consolidated Condensed Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                      (In thousands, except per share data)


                                   Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                    1996       1995        1996       1995
                                      (Unaudited)            (Unaudited)
     Interest income:
      Loans and leases            $ 75,449   $ 44,218    $200,844   $130,787
      Investments                   25,669     12,264      56,367     33,658
     Total interest income         101,118     56,482     257,211    164,445

     Interest expense:
      Deposits                      28,142     18,731      83,975     48,037
      Other debt                    49,555     22,791     116,989     67,166
     Total interest expense         77,697     41,522     200,964    115,203

     Net interest income            23,421     14,960      56,247     49,242

     Provision for credit losses    24,230     10,603      66,963     28,111

     Net interest income after
      provision for credit losses     (809)     4,357     (10,716)    21,131

     Noninterest revenues:
      Gain on sale of credit             0          0      33,820          0
       cards
      Other noninterest revenues   209,338    136,221     553,880    381,293
     Total noninterest revenues    209,338    136,221     587,700    381,293

     Operating expenses:
      Amortization of credit card
       deferred origination
       costs, net                   22,690     19,283      67,670     51,401
      Other operating expenses     118,619     67,013     311,579    196,907
     Total operating expenses      141,309     86,296     379,249    248,308

     Income before income taxes     67,220     54,282     197,735    154,116

     Provision for income taxes     22,864     19,368      67,229     55,019

     Net income                   $ 44,356   $ 34,914    $130,506   $ 99,097

     Earnings per common share    $    .98   $    .81    $   2.89   $   2.35

     Weighted average common
      shares outstanding            45,181     43,133      45,097     42,125

     See Notes to Consolidated Condensed Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                                         Nine Months Ended
                                                            September 30,
                                                         1996        1995
  OPERATING ACTIVITIES                                     (Unaudited)
  Net income                                       $    130,506 $    99,097
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of intangibles         12,628       7,665
    Provision for credit losses                          66,963      28,111
    Change in other assets and amounts due from
     credit card securitizations                       (253,185)    (83,429)
    Change in other liabilities                         146,469      53,963
    Gain on securitization of mortgages/business loans  (65,334)    (28,821)
  Net cash provided by operating activities              38,047      76,586
  INVESTING ACTIVITIES
   Purchase of investments available for sale       (25,716,757) (1,771,828)
   Proceeds from sales of investments available for
    sale                                                846,689   1,217,497
   Proceeds from maturing investments available for
    sale                                             24,581,292     435,495
   Change in fed funds sold and interest-bearing
    deposits                                             (1,323)   (224,864)
   Change in credit card receivables, excluding
    sales                                            (3,342,542) (2,203,125)
   Proceeds from sales/securitizations of receivables 4,319,128   3,129,521
   Purchase of mortgage/business loan portfolios       (107,995)   (202,014)
   Principal collected on mortgages                      33,386      21,240
   Mortgages made to customers                         (841,943)   (385,497)
   Purchases of premises and equipment                  (49,078)    (10,995)
   Proceeds from sale of premises and equipment             675          20
   Excess of cash collections over income
    recognized on direct financing leases                65,992      18,432
   Equipment purchased for direct financing leases     (249,644)   (170,247)
   Change in business card receivables,excluding
    sales                                              (187,960)    (25,639)
   Net change in other loans                            (17,519)     (1,825)
  Net cash used by investing activities                (667,599)   (173,829)
  FINANCING ACTIVITIES
   Change in demand and savings deposits                (14,705)    (39,428)
   Proceeds from deposits sold                                0      30,018
   Proceeds from sales of time deposits               1,280,478     798,227
   Payments for maturing time deposits               (1,351,480)   (487,139)
   Change in repurchase agreements and term fed funds  (373,000)   (330,455)
   Proceeds from issuance of subordinated/senior debt    26,359      35,206
   Payments on redemption of subordinated/senior debt   (27,709)    (43,098)
   Proceeds from issuance of medium-term notes          605,625     185,039
   Payments on maturity of medium-term notes           (247,900)    (20,000)
   Change in notes payable                              830,942    (114,977)
   Proceeds from issuance of stock                        6,466      93,228
   Cash dividends paid                                  (17,686)     (9,361)
  Net cash provided by financing activities             717,390      97,260
  Net increase in cash                                   87,838          17
  Cash at beginning of period                            45,714      43,706
  Cash at end of period                            $    133,552 $    43,723
  See Notes to Consolidated Financial Statements

                            ADVANTA CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Dollars in thousands)

                                  September 30, 1996

1) In the opinion of management, the accompanying unaudited and audited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Advanta Corp. and subsidiaries as of September 30, 1996 and December 31, 1995, the results of their operations for the three and nine month periods ended September 30, 1996 and 1995, and their cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with current year classifications.

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

3) Investments available for sale include securities that the Company sells from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at market value. Unrealized gains and losses on these securities (except those held by the Company's venture capital unit, Advanta Partners LP) are reported as a separate component of stockholders' equity and included in retained earnings. Changes in the fair value of Advanta Partners LP investments are reported in noninterest revenues.

4) Loan and lease receivables available for sale represent receivables currently on the balance sheet that the Company generally intends to sell or securitize within the next six months. These receivables are reported at the lower of book or fair market value.

5) Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:

                                         September 30,     December 31,
                                              1996             1995
     Gross loan and lease receivables     $3,047,412       $2,762,927

     Add: Deferred origination costs,
          net of deferred fees                53,669           69,816

     Less: Reserve for credit losses         (77,591)         (53,494)

     Loan and lease receivables, net      $3,023,490       $2,779,249

     Number of Accounts:
      Credit cards                           676,931          500,729
      Other loans and leases                  56,458           12,662
      Total                                  733,389          513,391

     Receivables and accounts serviced for others consisted of the following:

                                September 30,        December 31,
                                    1996                1995
      Receivables:
       Credit cards             $10,149,470         $7,692,463
       Mortgage loans*            2,130,137          1,475,871
       Business loans               470,339            284,094
       Total                    $12,749,946         $9,452,428

      Number of accounts:
       Credit cards               4,919,156          4,366,362
       Mortgage loans*               36,487             27,731
       Business loans               100,229             59,511
       Total                      5,055,872          4,453,604

 * Excludes mortgage loans which were not originated by the Company, but which the Company services for a fee ("contract servicing"). Contract servicing receivables were $2.1 billion and $.6 billion at September 30, 1996 and December 31, 1995, respectively.

6) The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease as an adjustment to interest income. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements were $44.1 million and $49.4 million in the first nine months of 1996 and 1995, respectively.

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

   The Company records excess servicing income on credit card securitizations representing additional cash flow from the receivables initially sold based on the repayment term, including prepayments.
   Prior to the EITF Issue 93-1 consensus, net gains were not recorded at the time each transaction was completed as excess servicing income was offset by the write-off of deferred origination costs and the
   establishment of recourse reserves.   Subsequent to the prospective
   adoption discussed above, excess servicing income has been recorded at a lower level at the time of each transaction, and is predominantly offset by the establishment of recourse reserves. The lower level of excess servicing income corresponds with the discontinuance of deferred origination cost write-offs upon securitization of receivables as discussed above. During the "revolving period" of each securitization, income is recorded based on additional cash flows from the new receivables which are sold to the trusts on a continual basis to replenish the investors' interest in trust receivables which have been repaid by the credit cardholders. Credit card securitization activities were affected by the adoption in the third quarter of 1996 of a new charge-off methodology relating to bankruptcies (see Note 7), the upward repricing of interest rates and fees, increases in charge-offs and the related impact on reserves, all of which had an approximate $24 million positive impact for the quarter, as well as a 58% increase in average securitized receivables.

7) The following table shows the changes in the reserve for credit losses for the periods presented:

                                   Nine Months Ended       Year Ended
                                      September 30,       December 31,
                                         1996                 1995
      Balance, beginning of period     $ 53,494            $ 41,617

         Current provision               66,963              53,326

         Transfer of recourse
          reserves to on-balance
          sheet reserves                  3,045               1,100

         Net charge-offs                (45,911)            (42,549)

      Balance, end of period           $ 77,591            $ 53,494


   In the third quarter of 1996, the Company adopted a new charge-off methodology related to bankrupt credit card accounts, providing for up to a 90-day (rather than up to a 30-day) investigative period following notification of the bankruptcy petition, prior to charge-off.

8) At September 30, 1996 and December 31, 1995, the Company had $367.1 million and $190.8 million, respectively, of amounts due from credit card securitizations. These amounts include excess servicing, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established. A portion of these amounts is subject to liens held by the providers of credit enhancement facilities for the respective securitizations.

9) Selected Balance Sheet Information

    Other Assets
                                        September 30,   December 31,
                                            1996           1995
    Excess mortgage servicing rights     $141,525       $ 96,194
    Prepaid assets                        113,992         69,170
    Accrued interest receivable            83,952         67,681
    Deferred costs                         36,162         20,670
    Current and deferred federal
     income taxes                          22,386         15,823
    Investments in operating leases        18,288         11,928
    Due from trustees-mortgage loans       11,824          8,095
    Excess servicing-business loans        10,232         11,813
    Goodwill                                4,744          4,983
    Other real estate owned                 2,779          3,333
    Due from trustees-business loans        2,380          2,941
    Other                                 124,594         62,346
    Total other assets                   $572,858       $374,977

    Other Liabilities
                                        September 30,   December 31,
                                            1996           1995
    Deferred fees and other reserves     $ 89,367       $ 46,058
    Accrued interest payable               78,078         29,012
    Accounts payable and accrued
     expenses                              48,581         32,831
    Current and deferred state income
     taxes                                 10,596          9,026
    Other                                  84,437         23,763
    Total other liabilities              $311,059       $140,690

10) Income tax expense reflects an effective tax rate of approximately 34% for both the three and nine month periods ended September 30, 1996, compared to 36% for both of the comparable 1995 periods. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

    Income tax expense consisted of the following components:

                         Three Months Ended      Nine Months Ended
                           September 30,           September 30,
                          1996       1995         1996       1995
    Current:
     Federal            $29,065    $10,210     $57,482     $42,298
     State                  276      1,329       4,542       4,847
    Total current        29,341     11,539      62,024      47,145

    Deferred:
     Federal             (6,667)     7,667       5,372       7,138
     State                  190        162        (167)        736
    Total deferred       (6,477)     7,829       5,205       7,874

    Total tax expense   $22,864    $19,368     $67,229     $55,019

   The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                           Three Months Ended       Nine Months Ended
                              September 30,           September 30,
                             1996       1995         1996       1995
     Statutory federal
      income tax          $23,536     $19,014     $69,207     $53,956
     State income taxes       303         969       2,844       3,629
     Tax-free income         (106)       (227)       (329)       (821)
     Other                   (869)       (388)     (4,493)     (1,745)

     Consolidated tax
      expense             $22,864     $19,368     $67,229     $55,019


   The net deferred tax asset is comprised of the following:

                                   September 30,    December 31,
                                      1996             1995
     Deferred taxes:

       Gross assets                 $119,577         $75,851

       Gross liabilities             (76,771)        (59,445)

     Total deferred taxes           $ 42,806         $16,406


   The Company did not record any valuation allowances against deferred tax assets at September 30, 1996 and December 31, 1995.

   The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                   September 30,    December 31,
                                      1996             1995

     SFAS 91                        $(29,570)        $(23,899)
     Loan losses                      22,761           20,197
     Mortgage banking income          13,286            9,767
     Securitization income           (29,533)         (35,546)
     Business loan income             67,802           41,901
     Other                            (1,940)           3,986
     Net deferred tax asset         $ 42,806         $ 16,406

11) The Company has adopted several management incentive plans designed to provide incentives to participating employees to remain in the employ of the Company and devote themselves to its success. Under these plans, certain eligible employees were required and others were given the opportunity to elect to take portions of their anticipated or "target" bonus payments for future years in the form of restricted shares of common stock. The restricted shares are subject to forfeiture should the employee terminate employment with the Company prior to vesting. The shares become unrestricted over time if certain performance criteria are met. At September 30, 1996, a total of 1,532,397 shares issued under these plans were subject to restrictions and were included in the number of shares outstanding. These shares are considered common stock equivalents in the calculation of earnings per common share.

    Deferred compensation of $36.4 million and $21.6 million related to these shares of restricted stock is reflected as a reduction of equity at September 30, 1996 and December 31, 1995, respectively.

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


13) In June 1996, the Company, through its subsidiary Advanta National Bank USA, sold certain credit card customer relationships and the related receivables balance to another domestic bank. The receivables associated with these relationships represented less than 2% of the Company's managed credit card portfolio as of June 30, 1996. The Company recorded a $33.8 million net gain related to this transaction.

14) The following table shows the calculation of earnings per common share:

                            Three Months Ended    Nine Months Ended
                               September 30,         September 30,
                             1996       1995        1996       1995
    Net income               $44,356    $34,914    $130,506    $99,097
    less: preferred
     dividends                     0          0        (141)      (141)

    Net income available
     to common shares        $44,356    $34,914    $130,365    $98,956

    Average common
     shares outstanding       40,818     39,811      40,679     39,669
    Common stock
     equivalents               4,363      3,322       4,418      2,456

    Weighted average
     common shares
     outstanding
     (in thousands)           45,181     43,133      45,097     42,125

    Earnings per common
     share                   $   .98    $   .81    $   2.89    $  2.35

                         ADVANTA CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     OVERVIEW

     Net income for the three months ended September 30, 1996 was $44.4 million, a $9.5 million or 27% increase from the $34.9 million reported for the third quarter of 1995. Earnings per share for the third quarter of 1996 were $.98, a 21% increase from $.81 per share for the same period last year.

     Earnings in the third quarter of 1996 reflected a 60% increase in average managed receivables, and a $73.1 million or 54% rise in noninterest revenues derived principally from securitized receivables. Credit card securitization activities were affected by the adoption in the third quarter of 1996 of a new charge-off methodology relating to bankruptcies (see Asset Quality), the upward repricing of interest rates and fees, increases in charge-offs and the related impact on reserves, all of which had an approximate $24 million positive impact for the quarter, as well as a 58% increase in average securitized receivables. The operating expense ratio increased to 3.0% of average managed receivables in the third quarter of 1996, compared to 2.7% in the third quarter of 1995, as a result of increased spending on new technology, research and personnel to support future growth and develop new opportunities.

     For the nine months ended September 30, 1996, net income was $130.5 million, a 32% increase over the $99.1 million for the comparable year earlier period. Earnings per share increased 23% to $2.89 in 1996 compared to $2.35 in 1995.


     NET INTEREST INCOME

     Net interest income for the third quarter of 1996 increased 56% to $23.4 million from $15.0 million for the same period of 1995. This increase resulted from a $2.4 billion growth in average interest earning assets, partially offset by a 48 basis point decline in the owned net interest margin. The lower owned net interest margin resulted from the continued growth in lower-yielding introductory rate credit card receivables combined with the Company's ongoing securitization activity which reduces the level of higher-yielding receivables on the balance sheet while proportionately increasing the balance sheet levels of lower-yielding introductory rate receivables and money market assets.

     The following tables provide an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three and nine month periods ended September 30, 1996 and 1995. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

  INTEREST RATE ANALYSIS
                                                Three Months Ended September 30,
                                           1996                                 1995
                               Average                  Yield/        Average                    Yield/
                               Balance (1)   Interest    Rate         Balance (1)    Interest     Rate
  On-balance sheet
  Credit cards              $ 2,774,292      $ 62,353    8.94%     $1,526,171        $ 37,705     9.88%
  Mortgage loans                286,718         7,756   10.76         193,336           4,706     9.66
  Business loans (2)            195,613         5,742   11.68          77,295           2,116    10.95
  Other loans                    17,183           548   12.69           5,951             110     7.33
  Gross receivables           3,273,806        76,399    9.28       1,802,753          44,637     9.89
  Investments (3)             1,822,774        25,696    5.51         894,524          12,546     5.57
  Total interest earning
   assets                   $ 5,096,580      $102,095    7.93%     $2,697,277        $ 57,183     8.46%

  Interest-bearing
   liabilities              $ 5,133,987      $ 77,697    5.99%     $2,532,780        $ 41,522     6.45%

  Net interest spread                                    1.94%                                    2.01%
  Net interest margin                                    1.87%                                    2.35%

  Off-balance sheet
  Credit cards              $10,143,760                            $6,430,565
  Mortgage loans              1,916,299                             1,384,683
  Business loans                462,496                               251,568
  Total average
   securitized receivables  $12,522,555                            $8,066,816
  Total average managed
   receivables              $15,796,361                            $9,869,569
  Managed credit cards      $12,918,052      $424,820   13.08%     $7,956,736        $254,612    12.80%

  Managed Net Interest
  Analysis (4):
  Interest earning assets   $15,240,340      $464,562   12.11%     $9,127,842        $274,090    12.00%
  Interest-bearing
   liabilities              $15,277,747      $226,724    5.89%     $8,963,345        $145,365     6.46%

  Net interest spread                                    6.22%                                    5.54%
  Net interest margin                                    6.19%                                    5.64%

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

  INTEREST RATE ANALYSIS
                                                Nine Months Ended September 30,
                                           1996                                 1995
                               Average                  Yield/        Average                    Yield/
                               Balance (1)   Interest    Rate         Balance (1)    Interest     Rate
  On-balance sheet
  Credit cards              $ 2,695,338     $  167,326   8.29%     $1,441,478        $111,840    10.34%
  Mortgage loans                233,986         18,276  10.43         172,889          11,946     9.24
  Business loans (2)            187,328         16,865  12.01          84,567           7,970    12.57
  Other loans                    12,118            936  10.32           5,396             290     7.19
  Gross receivables           3,128,770        203,403   8.68       1,704,330         132,046    10.33
  Investments (3)             1,338,713         56,516   5.49         802,324          34,752     5.77
  Total interest earning
   assets                   $ 4,467,483     $  259,919   7.72%     $2,506,654        $166,798     8.87%

  Interest-bearing
   liabilities              $ 4,389,218     $  200,964   6.06%     $2,381,647        $115,203     6.40%

  Net interest spread                                    1.66%                                    2.47%
  Net interest margin                                    1.71%                                    2.73%

  Off-balance sheet
  Credit cards              $ 9,272,172                            $5,788,039
  Mortgage loans              1,785,072                             1,302,537
  Business loans                362,158                               218,204
  Total average
   securitized receivables  $11,419,402                            $7,308,780
  Total average managed
   receivables              $14,548,172                            $9,013,110
  Managed credit cards      $11,967,510     $1,139,601  12.72%     $7,229,517        $708,691    13.07%

  Managed Net Interest
  Analysis (4):
  Interest earning assets   $13,739,655     $1,232,194  11.96%     $8,294,693        $763,649    12.28%
  Interest-bearing
   liabilities              $13,661,390     $  604,405   5.89%     $8,169,686        $400,044     6.51%

  Net interest spread                                    6.07%                                    5.77%
  Net interest margin                                    6.08%                                    5.85%

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

The following table provides selected information on a managed basis (excluding mortgage contract servicing assets), as well as a summary of the effects of credit card securitizations on selected line items of the Company's Consolidated Condensed Income Statements as of and for the nine months ended September 30, 1996 and 1995.

                                                  Nine Months Ended
                                                    September 30,
                                                1996            1995
    Balance sheet data:
    Average managed receivables             $14,548,172     $ 9,013,110
    Managed receivables                      15,797,358      10,310,682
    Total managed assets                     18,356,622      11,938,114
    Managed net interest margin
     (on a fully tax equivalent basis)             6.08%           5.85%
    As a percentage of gross managed
     receivables:
      Total loans 30 days or more
       delinquent
         New methodology (see Asset Quality)        4.2%
         Prior methodology (pro forma)              4.0%            3.0%
      Net charge-offs
         New methodology (see Asset Quality)        3.0%
         Prior methodology (pro forma)              3.3%            2.2%
    Effects of credit card
     securitizations on:
      Net interest income                   $  (568,834)    $  (312,009)
      Provision for credit losses               264,422         109,059

With respect to the above information on the effects of credit card securitizations, net interest income represents the amount by which net interest income would have been higher had the securitized receivables remained on the balance sheet. In addition, the provision for credit losses represents the amount by which the provision for credit losses would have been higher had the securitized receivables remained as owned and the provision for securitized credit losses been equal to charge-offs. Both net interest income and the provision for credit losses described above are netted and included in other noninterest revenues in the Consolidated Condensed Income Statements.


PROVISION FOR CREDIT LOSSES

The provision for credit losses for the third quarter of 1996 was $24.2 million compared to $10.6 million for the comparable period of 1995. This increase was primarily due to the strengthening of reserves on a larger portfolio, and in response to the higher charge-off, impaired asset and delinquency levels.

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

In the third quarter of 1996, the Company adopted a new charge-off methodology related to bankrupt credit card accounts, providing for up to a 90-day rather than up to a 30-day) investigative period following notification of the bankruptcy petition, prior to charge-off. This new methodology is consistent with others in the credit card industry. The 1996 credit statistics set forth below reflect this change in methodology.

The reserve for credit losses on a consolidated owned basis increased to $77.6 million or 2.6% of owned receivables at September 30, 1996 compared to $53.5 million or 1.9% of owned receivables at December 31, 1995 and $40.3 million or 2.3% of owned receivables at September 30, 1995. Impaired assets on the total managed portfolio were $307.1 million or 1.9% of managed receivables at September 30, 1996, compared to $167.1 million or 1.4% of managed receivables at December 31, 1995 and $127.6 million or 1.2% of managed receivables at September 30, 1995. The charge-off rate on the total managed portfolio was 3.2% for the third quarter, compared to 2.3% for the third quarter of 1995.

The 30 day and over delinquency rate on managed credit cards rose to 3.9% at September 30, 1996 from 2.3% a year ago. The managed credit card charge-off rate was 3.7% for the third quarter of 1996, compared to 2.7% for the comparable 1995 quarter.

The changes in the delinquency and charge-off rates from year to year, as set forth in the following table, reflect the trend in unsecured consumer credit quality which is being experienced throughout the industry.

The following table provides a summary of managed impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.

                                            Sept. 30,  Dec. 31,   Sept. 30,
  CONSOLIDATED                                1996      1995       1995
   Nonperforming assets                     $152,710  $ 82,171  $ 73,515
   Accruing loans past due 90 days or more   154,353    84,892    54,120
   Impaired assets                           307,063   167,063   127,635
   Total loans 30 days or more delinquent    668,718   404,072   305,118
   As a percentage of gross receivables:
    Nonperforming assets                         1.0%       .7%       .7%
    Accruing loans past due 90 days or more      1.0        .7        .5
    Impaired assets                              1.9       1.4       1.2
    Total loans 30 days or more delinquent:
      New methodology (A)                        4.2
      Prior methodology (B)                      4.0       3.3%      3.0%
   Net charge-offs:
    Amount                                  $325,139  $212,865  $148,445
    As a percentage of average gross
     receivables(annualized):
      New methodology (A)                        3.0%
      Prior methodology (B)                      3.3       2.2%      2.2%
  CREDIT CARDS
   Nonperforming assets                     $ 69,702  $ 20,516  $ 20,328
   Accruing loans past due 90 days or more   154,321    84,878    53,893
   Impaired assets                           224,023   105,394    74,221
   Total loans 30 days or more delinquent    494,308   262,299   194,457
   As a percentage of gross receivables:
    Nonperforming assets                          .5%       .2%       .2%
    Accruing loans past due 90 days or more      1.2        .8        .7
    Impaired assets                              1.8       1.1        .9
    Total loans 30 days or more delinquent:
      New methodology (A)                        3.9
      Prior methodology (B)                      3.7       2.6       2.3
   Net charge-offs:
    Amount                                  $305,795  $193,160  $134,020
    As a percentage of average gross
     receivables(annualized):
      New methodology (A)                        3.4%
      Prior methodology (B)                      3.7       2.5%      2.5%
  MORTGAGE LOANS
   Nonperforming assets                     $ 75,598  $ 56,743  $ 50,050
   Total loans 30 days or more delinquent    125,670   106,223    82,472
   As a percentage of gross receivables:
    Nonperforming assets                         3.2%      3.2%      3.0%
    Total loans 30 days or more delinquent       5.4       5.9       4.9
   Net charge-offs:
    Amount                                  $ 10,762  $ 13,836  $ 10,385
    As a percentage of average gross
     receivables(annualized)                      .7%       .9%       .9%
  BUSINESS LOANS
   Nonperforming assets                     $  7,402  $  4,912  $  3,137
   Total loans 30 days or more delinquent     48,361    35,274    27,732
   As a percentage of receivables:
    Nonperforming assets                         1.0%      1.3%       .9%
    Total loans 30 days or more delinquent       6.7       9.3       8.1
   Net charge-offs:
    Amount                                  $  8,589  $  5,846  $  4,053
    As a percentage of average
      receivables(annualized)                    2.1%      1.9%      1.8%
(A) The 1996 figures reflect the adoption of a new charge-off methodology relating to credit card bankruptcies (see Asset Quality).
(B) Pro forma calculation reflecting charge-off of all credit card bankruptcies within 30 days of notification.

NONINTEREST REVENUES
                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                  1996       1995       1996       1995
  Gain on sale of credit cards $      0    $      0   $ 33,820  $      0
  Other noninterest revenues:
   Credit card securitization
    income                       65,592      43,818    183,192   130,553
   Credit card servicing
    income                       46,365      30,572    128,977    83,371
   Income from mortgage
    banking activities           30,350      15,886     76,477    38,033
   Credit card interchange
    income                       26,682      23,258     75,881    64,808
   Business loan other
    revenues                     13,974       9,733     38,735    27,628
   Insurance revenues, net       13,886       7,903     28,198    21,449
   Other                         12,489       5,051     22,420    15,451
  Total other noninterest
   revenues                    $209,338    $136,221   $553,880  $381,293


  Total noninterest revenues   $209,338    $136,221   $587,700  $381,293

For the third quarter of 1996, noninterest revenues increased 54% to $209.3 million from $136.2 million for the same period of 1995. Credit card securitization income increased $21.8 million or 50% to $65.6 million.
Credit card securitization activities were affected by the adoption in the third quarter of 1996 of a new charge-off methodology relating to bankruptcies (see Asset Quality), the upward repricing of interest rates and fees, increases in charge-offs and the related impact on reserves, all of which had an approximate $24 million positive impact for the quarter, as well as a 58% increase in average securitized receivables. Credit card servicing income increased $15.8 million due to higher securitized balances. Income from mortgage banking activities increased $14.5 million primarily due to the gain on the sale of $408 million of mortgages in a REMIC transaction during the third quarter of 1996. Credit card interchange income, which represents approximately 1.4% of credit card purchases, increased
$3.4 million to $26.7 million.  Business loan other revenues increased
$4.2 million to $14.0 million due to an 84% growth in average securitized business loans from the comparable quarter of 1995.

For the nine month period ended September 30, 1996 total noninterest revenues rose to $587.7 million from $381.3 million for the comparable period of 1995, a 54% increase. This improvement resulted primarily from the $33.8 million gain on the sale of credit card customer relationships in June 1996, a 60% growth in average securitized credit card receivables and higher mortgage income associated with a $300 million REMIC transaction in each of the first and second quarters of 1996 as well as the $408 million REMIC transaction in the third quarter of 1996.

OPERATING EXPENSES

                                Three Months Ended     Nine Months Ended
                                  September 30,          September 30,
                                1996       1995       1996        1995
  Amortization of credit card
   deferred origination
   costs, net                 $ 22,690    $19,283   $ 67,670    $ 51,401
  Other operating expenses:
   Salaries and employee
    benefits                    50,893     29,124    132,081      80,186
   External processing          11,043      7,739     30,848      20,018
   Professional fees            10,349      4,248     26,723       9,813
   Credit card fraud losses      8,220      3,957     16,982      12,483
   Marketing                     7,902      5,584     24,371      19,867
   Postage                       6,214      4,683     18,893      13,413
   Equipment expense             6,051      3,244     15,229       8,951
   Telephone expense             4,979      3,000     13,599       8,354
   Credit and collection
    expense                      3,969      2,286      9,594       6,762
   Occupancy expense             3,817      2,462      9,846       6,727
   Other                         5,182        686     13,413      10,333
   Total other operating
    expenses                  $118,619    $67,013   $311,579    $196,907

  Total operating expenses    $141,309    $86,296   $379,249    $248,308


The amortization of credit card deferred origination costs, net, increased from $19.3 million for the three months ended September 30, 1995 to $22.7 million for the comparable period of 1996. Total other operating expenses of $118.6 million for the three months ended September 30, 1996 increased 77% from $67.0 million for the same period of 1995. Operating expenses as a percentage of average managed receivables were 3.0% for the third quarter of 1996, up from 2.7% in the comparable 1995 period. The increase in total other operating expenses is attributable, in part, to a $21.8 million or 75% increase in salaries and employee benefits as a result of an increase in the number of employees from 2,226 at September 30, 1995 to 3,085 at September 30, 1996, including the addition of senior management to assist in the strategic growth of the various business units. Professional fees also increased as a result of corporate strategic initiatives. Other expenses, including external processing, marketing, postage and telephone expense showed increases consistent with the increase in the number of managed customer accounts.

For the first nine months of 1996, total operating expenses increased 53% to $379.2 million from $248.3 million for the same 1995 period mainly due to the reasons stated above. Average managed receivables grew 61% over the same period of time. Other operating expenses as a percentage of average managed receivables were 2.9% for both the nine months ended September 30, 1996 and the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, both long- and short-term, through active management of both assets and liabilities. During the first nine months of 1996, the Company, through its subsidiaries, securitized $2.8 billion of credit card receivables, $1.0 billion of mortgage loans and $169 million of business loans. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future credit card, mortgage and business loan growth. At September 30, 1996, the Company had approximately $1.9 billion of loan and lease receivables and $.8 billion of investments available for sale which could be sold to generate additional liquidity.

In February 1995, the Company's wholly owned subsidiary, Advanta National Bank ("Advanta National"), a Delaware based credit card bank, commenced operations. The Company's initial capitalization of Advanta National was $50 million, consisting of $25 million in common stock and $25 million of additional paid in capital. Additional capital totaling $39 million and $114 million was contributed to Advanta National during 1995 and the first nine months of 1996, respectively, in order to maintain Advanta National as a "well capitalized" bank under applicable regulations. As a credit card bank, Advanta National is limited to one office, can engage only in consumer credit card operations and cannot accept deposits other than savings and time deposits of $100,000 or more. Advanta National had total assets of $2.3 billion at September 30, 1996.

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

In September 1995, Colonial National Bank USA (which in May 1996 changed its name to Advanta National Bank USA) and Advanta National (together the "Banks") established a $2.25 billion bank note program. These notes may have maturities ranging from seven days to fifteen years from date of issuance. At September 30, 1996 Advanta National had $1.2 billion of senior bank notes outstanding.

In July 1996, the Company replaced its existing $510 million revolving credit facility with a new $1.0 billion facility and filed a shelf registration statement with the Securities and Exchange Commission for $1.6 billion of debt securities. The Company has subsequently issued approximately $400 million of medium-term notes under the new shelf registration statement.

On September 30, 1996, the provision of the federal Competitive Equality Banking Act of 1987 ("CEBA") which required that Advanta National Bank USA ("AUS") limit its growth to not more than 7% per annum was repealed. Repeal of this provision creates substantial new flexibility with respect to asset/liability management for AUS. The Company is currently evaluating ways to take advantage of this new flexibility.

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

In managing its interest rate sensitivity position, the Company periodically securitizes receivables, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and short-term investment position, and uses derivative financial instruments. Derivative financial instruments are used for the express purpose of managing exposure to changes in interest rates and foreign exchange rates. Derivative financial instruments, by policy, are not used for any speculative purposes (see discussion under "Derivatives Activities"). The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the variable rate pricing dynamics of the underlying receivables sold to the trusts. Variable rate funding is used on the balance sheet as well, in support of unsecuritized receivables which carry variable rates. Although credit card receivable rates are generally set at a spread over a floating rate index, they often contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In addition, the Company at times offers fixed rate pricing to consumers for the introductory rate period of its credit cards. In instances when a significant portion of credit card receivables carry fixed rate introductory pricing or are at their floors, the Company may convert part of the underlying funding to a fixed rate by using interest rate hedges and fixed rate securitizations. In pricing mortgage and business loan securitizations, both fixed rate and variable rate funding are used depending upon the characteristics of the underlying receivables. Additionally, basis risk exists in on-balance sheet funding as well as in securitizing credit card receivables at a spread over LIBOR when the rate on the underlying assets is indexed to the prime rate. The Company measures the basis risk resulting from potential variability in the spread between prime and LIBOR and incorporates such risk into the asset and liability management process. During the first nine months of 1996 substantially all new credit cards were issued using LIBOR as the repricing index. The effect of this change will be the reduction of prime/LIBOR basis risk over time. The Company continues to seek cost-effective alternatives for minimizing this risk.

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

At September 30, 1996 and December 31, 1995, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.


The following table summarizes by notional amounts the Company's derivative instruments:

                             September 30,    December 31,
                                1996             1995
 Interest rate swaps        $1,288,443        $  867,835
 Interest rate options:
  Caps written               1,455,000         1,360,000
  Caps purchased               416,600           270,000
  Corridors/Collars            750,000           575,000
 Forward contracts             175,489           190,652
 Total notional amount      $4,085,532        $3,263,487

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

                       PART II - OTHER INFORMATION



          Item 6. Exhibits and Reports on Form 8-K.


           (a)    Exhibits

                  The following exhibits are being filed with this report on Form 10-Q:


           Exhibit Number          Description of Document

           12                      Computation of Ratio of Earnings to
                                   Fixed Charges.

           27 Financial data schedule(incorporated by reference to Exhibit 27 to the Company's Current Report on Form 8-K dated October 17, 1996, filed the same date).

           (b)    Reports on Form 8-K

             (i) A Current Report on Form 8-K, dated October 17, 1996, was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ended September 30, 1996. A Financial Data Schedule was included as an exhibit in this Form 8-K.

                               SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Advanta Corp.

                                             (Registrant)


     November 12, 1996                By  /s/Gene S. Schneyer
                                          Vice President,
                                          Secretary & General Counsel

     November 12, 1996                By  /s/John J. Calamari
                                          Vice President, Finance and
                                          Principal Accounting Officer

                              EXHIBIT INDEX

     Exhibit                       Description

        2                          Inapplicable.

        3                          Inapplicable.

        4                          Inapplicable.

       11                          Inapplicable.

       12                          Computation of Ratio of Earnings to
                                   Fixed Charges.

       15                          Inapplicable.

       18                          Inapplicable.

       19                          Inapplicable

       22                          Inapplicable.

       23                          Inapplicable.

       24                          Inapplicable.


       27                          Financial data schedule
                                   (incorporated by reference to
                                   Exhibit 27 to the Company's Current
                                   Report on Form 8-K dated October 17,
                                   1996, filed the same date).

       99                          Inapplicable.

Exhibit 12


                          ADVANTA CORP. AND SUBSIDIARIES
                 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                              (Dollars in thousands)


                               Three Months Ended       Nine Months Ended
                                  September 30,           September 30,
                                1996        1995        1996         1995

  Net earnings                $ 44,356    $34,914     $130,506    $ 99,097
  Federal and state
    income taxes                22,864     19,368       67,229      55,019

  Earnings before income
    taxes                       67,220     54,282      197,735     154,116


  Fixed charges:
    Interest                    77,697     41,522      200,964     115,203
    One-third of all rentals (F1)   781        428        1,947       1,169
  Total fixed charges           78,478     41,950      202,911     116,372

  Earnings before income
    taxes and fixed charges   $145,698    $96,232     $400,646    $270,488

  Ratio of earnings to fixed
    charges (F1)                   1.86x      2.29x        1.97x       2.32x


(F1) For purposes of computing these ratios, "earnings" represent income before income taxes plus fixed charges, and "fixed charges" consist of interest expense and one-third (the proportion deemed representative of the interest factor) of rental expense on operating leases.

