Form 10-K
period 1996-12-31
ADVANTA CORP
filed 1997-03-26
CIK 96638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

  [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or
                                                        -----------------

  [   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ________to________


         Commission File No. 0-14120

                                 Advanta Corp.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Delaware                                         23-1462070
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
          organization)

Welsh & McKean Roads, P. O. Box 844, Spring House, Pennsylvania       19477
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

         Registrant's telephone number, including area code: (215) 657-4000
                                                             ---------------

          Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class          Name of each exchange on which registered
                  None                                 N/A

          Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value
                      Class B Common Stock, $.01 par value
            6-3/4% Convertible Class B Preferred Stock, Series 1995
            Stock Appreciation Income Linked Securities (SAILS)(SM)
                                 Class A Right
                                 Class B Right
--------------------------------------------------------------------------------
                             (Title of each class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No_____

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

         $ 525,168,654.75 as of March 1, 1997 which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the Company (however, this does not constitute a representation or acknowledgment that any of such individuals is an affiliate of the Registrant).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of March 1, 1997 there were 18,168,896 shares of the Registrant's Class A Common Stock, $.01 par value, outstanding and 25,988,917 shares of the Registrant's Class B Common Stock, $.01 par value, outstanding.

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

Document                                             Form 10-K Reference
--------                                             -------------------
Definitive Proxy Statement relating to the           Part III, Items 10-13
Registrant's 1997 Annual Meeting of
Stockholders, to be filed pursuant to
Regulation 14A not later than 120 days
following the end of the Registrant's
last fiscal year, and referred
to herein as the "Proxy Statement".

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

Advanta Corp. (the "Company") serves consumers and small businesses through innovative products and services primarily via direct, cost effective delivery systems. The Company primarily originates and services credit cards and mortgages. Other products include small-ticket equipment leasing, auto finance, credit insurance and deposit products. The Company utilizes customer information attributes including credit assessments, usage patterns, and other characteristics enhanced by proprietary information to match customer profiles with appropriate products. At year end 1996 assets under management totaled $19 billion.

         Approximately 72% of total revenues are derived from credit cards marketed through targeted direct mail campaigns. For the past several years, the Company's strategy has been to market this product in the form of a no annual fee, low variable-rate gold card. The Company has successfully grown to one of the ten largest issuers of gold cards and ranks among the top 15 bankcard issuers worldwide. Personal Finance Services which include mortgages and auto loans contribute 13% of total revenues with a managed loan portfolio of $2.8 billion. Mortgage loans are originated directly with consumers, as well as through conduit relationships and wholesale purchases from brokers and other financial institutions.

         The Company was incorporated in Delaware in 1974 as Teachers Service Organization, Inc., the successor to a business originally founded in 1951. In January 1988, the Company's name was changed from TSO Financial Corp. to Advanta Corp. The Company's principal executive office is located at Welsh & McKean Roads, P. O. Box 844, Spring House, Pennsylvania 19477-0844. The Company's telephone number at its principal executive office is (215) 657-4000. References to the Company in this Report include its consolidated subsidiaries unless the context otherwise requires.

ADVANTA PERSONAL PAYMENT SERVICES

During 1995, the Company's consumer credit card unit adopted the name Advanta Personal Payment Services, which more appropriately captures the unit's mission and its goal of expansion into new delivery systems. The credit card, a vehicle enabling the consumer to transact purchases and facilitate borrowing, offers utility to the consumer that may move beyond its traditional platform. For example, "smart" credit cards (credit cards containing a microchip processor) and on-line payment delivery systems associated with a credit card account are nascent technologies which may in the future be a part of Advanta Personal Payment Services.

         The Company, which has been in the credit card business since 1983, issues gold (i.e., premium) and standard MasterCard(R)* and VISA(R)* credit cards nationwide. The Company has built a substantial cardholder base which, as of December 31, 1996, totaled 5.7 million accounts and $12.7 billion in managed receivables. The gold card strategy has produced a portfolio with approximately 80% of balances from customers holding a gold card. This contrasts with the bankcard industry as a whole, which is composed of 43% gold (versus standard) cards. The Company believes its concentration of gold card balances to be the highest among the top twenty domestic bankcard issuers. The top twenty bankcard issuers, as of December 31, 1996, accounted for more than 75% of all domestic balances outstanding. Both gold and standard

--------
* MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.; VISA(R) is a federally registered servicemark of VISA, U.S.A., Inc.

accounts undergo the same credit analysis, but gold accounts have higher initial credit limits because of the cardholders' stronger credit record. In addition, gold accounts generally offer a wider variety of services to cardholders. The primary method of account acquisition is direct mail solicitation. The Company generally uses credit scoring by independent third parties and proprietary market segmentation and targeting models to target its mailings to profitable segments of the market.

         In 1982, the Company acquired Colonial National Bank USA, the name of which was changed to Advanta National Bank USA ("AUS") in May 1996. As a national bank, AUS has the ability to make loans to consumers without many of the restrictions found in various state usury and licensing laws, to negotiate variable rate loans, to generate funds economically in the form of deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), and to include in its product mix a MasterCard and VISA credit card program. In 1995, the Company chartered Advanta National Bank ("ANB") to complement the credit card activities of AUS. ANB is a type of limited purpose national bank known as a "credit card bank" whose lending activities are limited to consumer credit card lending. See "Government Regulation -- Advanta National Bank USA and Advanta National Bank." Prior to the establishment of ANB, substantially all of the Company's credit card receivables and bank deposits were originated by AUS. However, at December 31, 1996, ANB accounted for $5.6 billion of the Company's total of $12.7 billion of managed credit card assets, as well as $716 million of the total $1.9 billion of bank deposits and all of the $836 million of medium term bank notes.

         MasterCard and VISA license banks, such as AUS and ANB (together the "Banks") and other financial institutions, to issue credit cards using their trademarks and to utilize their interchange networks. Cardholders may use their cards to make purchases at participating merchants or to obtain cash advances at participating financial institutions. Cardholders may also use special credit line drafts issued by the Banks to draw against their Visa or MasterCard credit lines for cash, purchases or balance transfers. Each credit card transaction is submitted to a merchant bank which remits to the merchant the purchase amount less a merchant discount fee, and submits the purchase to the card issuing bank for payment through the appropriate settlement system. The card issuing bank receives an interchange fee as compensation for the funding and credit and fraud risk that it takes when its customers use its credit card. MasterCard or VISA sets the interchange fee as a percentage of each card transaction (currently averaging approximately 1.4%).

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

         While the Company believes that its credit card offers will continue to appeal to consumers for the reasons stated, the Company also notes that for several years competition has been increasing in the credit card industry. At the same time, the U.S. consumer has become a generally more sophisticated and demanding user of credit. These forces are likely to produce significant changes in the industry. The Company is devoting substantial resources to meeting the challenges and taking advantage of the opportunities which management sees emerging in the industry. In 1994 through 1996, this included significant focus on balance transfer initiatives, in which the Company encouraged new and existing customers to transfer account balances they were maintaining with other credit card issuers to an AUS or ANB account with a lower interest rate. Approximately 42% of the new credit card sales generated in 1996 resulted from balance transfer business. Also in these years, most of the Company's new credit card accounts carried low "introductory" interest rates, which repriced upwards after an introductory period of up to one year.

         In addition, as part of the strategy to broaden and deepen its relationship with the consumer, the Company has launched some proprietary branded credit card products. These products were crafted to meet identified long-term consumer needs and are expected to establish relationships with consumers that will be lasting. The Company intends to continue exploring new approaches to the credit card market.

The following table shows the geographic distribution by state of total managed credit card receivables among the top five states, together with the impaired credit card receivables in those states as of December 31, 1996:

                                                            PERCENT OF       PERCENT OF
                                                               TOTAL           TOTAL           PERCENT OF
                                 CREDIT         TOTAL        PORTFOLIO        IMPAIRED         IMPAIRED TO
                           CARD RECEIVABLES    IMPAIRED       BY STATE        BY STATE      TOTAL RECEIVABLES
                           ----------------    --------       --------        --------      -----------------
(Dollars in millions)

California                    $ 1,943.8         $ 59.4           15.3%          18.7%               .5%
New York                        1,008.9           28.5            8.0            9.0                .2
Texas                             906.9           24.9            7.1            7.8                .2
Florida                           763.3           24.3            6.0            7.6                .2
Illinois                          520.3           11.4            4.1            3.6                .1
Other                           7,548.2          169.3           59.5           53.3               1.3
                              ----------        ------          -----          -----               ----
  TOTAL                       $12,691.4         $317.8          100.0%         100.0%              2.5%
                              ---------         ------          -----          -----               ---


         Since 1988, AUS has been active in the credit card securitization market, and since its inception in 1995, ANB has likewise been active, together securitizing $3.4 billion of credit card receivables in 1996. The Company continues to recognize income on a monthly basis from the securitized receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 of the Notes to Consolidated Financial Statements.

         The Banks' securitization program provides a number of benefits: diversifying the Banks' funding base, providing liquidity, reducing regulatory capital requirements, lowering the cost of funds and providing a source of variable-rate funding to complement the variable-rate credit card portfolio. Additionally, until September 30, 1996, securitization was important in helping to limit the on-balance sheet growth of AUS to less than 7% per annum. See "Government Regulation -- the Company." Furthermore, the Banks continue to own the credit card accounts and customer relationships, which the Company believes continue to build significant long-term value. While the Company believes that securitization will continue to be a reliable source of funding, there is no assurance that the Company will be able to continue securitizations in amounts or under terms comparable to its securitizations to date.

         A securitization involves the transfer by the Company of the receivables generated by a pool of credit card accounts to a securitization trust. Certificates issued by the trust and sold to investors represent undivided ownership interests in receivables transferred to the trust. The securitization results in removal of the receivables from the Company's balance sheet for financial and regulatory accounting purposes. For tax purposes, the investor certificates are characterized as a collaterized debt financing of the Company.

         The trust receives finance and other charges paid by the credit card customers and pays a rate of return on a monthly or quarterly basis to the certificate holders. While in most cases the rate of return paid to investors is variable in order to match the pricing dynamics of the underlying receivables, the Company also uses fixed rate securitizations in certain circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Asset/Liability Management." Credit losses on the securitized receivables are paid from the funds in the trust. The Company continues to service the accounts for a fee, approximately 2.0% of the securitized receivables. Excess spread (defined as finance charges plus miscellaneous fees less interest paid to certificate holders, credit losses and servicing fees) is first retained to build up a reserve fund to a certain level, after which amounts are remitted to the Company. The Company's relationship with its credit card customers is not affected by the securitization.

         Investors in the trust receive payments only of interest during the first three to eight and one-half years of the trust. Thereafter, an amortization period (generally between six and ten months) commences, during which the certificate holders are entitled to payment of principal and interest. Acceleration of the commencement of the amortization period (which may occur in limited circumstances) on a securitization would accelerate the Company's funding requirement. Upon full repayment of principal to the certificate holders, whether as a result of normal or accelerated amortization, the trust's lien on the accounts terminates and all related receivables and funds held in the trust, including the reserve fund, are transferred to the Company.

ADVANTA PERSONAL FINANCE SERVICES

Formerly designated Advanta Mortgage, the newer name Advanta Personal Finance Services ("APFS") reflects the growing diversification and product array of this business unit, which in 1995 expanded to include both Advanta Mortgage and Advanta Finance, and in 1996 launched an automobile financing business, Advanta Auto Finance.

         Advanta Mortgage Corp. USA originates, purchases, securitizes, and services non-conforming credit first and second mortgage loans directly, through its subsidiaries, and for AUS's "Advanta Mortgage USA" Division (collectively, "Advanta Mortgage"). Loan production is generated through multiple distribution channels including two centralized, direct to consumer origination centers (each one dedicated to a specific product), a broker network serviced by selected sales locations, correspondent relationships and purchases from other financial institutions. In 1995, Advanta Mortgage developed and tested a Home Equity Line of Credit product, from which annual loan production volume grew to $53 million in 1996.

         During 1995 a new business channel, "Advanta Finance," was launched, offering loans directly to the consumer through a branch office system. Through December 31, 1996, fifty branches have been opened offering first and second lien mortgage loans similar to those offered by Advanta Mortgage. Advanta Finance production activity for 1996 grew to $137 million. In 1996, Advanta Auto Finance began offering loans secured by automobiles to sub-prime customers, largely through correspondent relationships, with originations totaling $104 million. The combined origination volume for APFS for 1996 was $1.5 billion.

         Advanta Mortgage originates and purchases loans, generally funding these loans through sales or securitizations which have been structured to qualify as real estate mortgage investment conduits ("REMICs") under the Internal Revenue Code. In a securitization, Advanta Mortgage typically sells receivables to a trust for cash while retaining an interest in the loans securitized. The cash purchase price is generated through an offering of pass-through certificates by the trust. The purchasers of the pass-through certificates are generally entitled to the principal collected and a portion of the interest collected on the underlying loans while Advanta Mortgage retains the "excess spread." The excess spread represents the excess of the interest and fees paid by borrowers on the underlying loans over the sum of the pass-through rate of interest payable to the certificate holders, credit losses, a servicing fee which is paid to the Company in its role as servicer, and certain transaction related costs. During 1996, Advanta Mortgage securitized $1.4 billion of loans.

         The excess spread is received over the life of the loans. However, in accordance with generally accepted accounting principles ("GAAP"), Advanta Mortgage recognizes an amount which approximates the estimated present value of the excess spread as a component of mortgage banking income in the fiscal period in which the loans are sold. The gain recognized reflects estimates of the impact of future credit losses and loan prepayments. Other basic sources of income to Advanta Mortgage are net interest income on loans outstanding pending their sale, and loan servicing income, including subservicing of loans which were never owned by the Company. See Note 1 of Notes to Consolidated Financial Statements.

         Advanta Mortgage's subservicing portfolio at December 31, 1996 totals $3.7 billion of third party loans serviced for a fee. During the year, the Company assumed $3.1 billion of new servicing for third parties. The Company has experienced significant growth in this portfolio over the past two years as a result of its favorable reputation in the sub-prime market and anticipates continued expansion of its market presence. The Company bears no credit risk on this portfolio but it does bear operational risk with respect to its servicing obligations. Subserviced loans are not included in the Company's managed portfolio.

         Advanta Mortgage's managed portfolio of receivables includes owned loans (generally held for sale) and the loans it services in which it retains an interest in the excess spread. At December 31, 1996, owned personal finance loans receivable totaled $376 million while total managed receivables were $2.8 billion. In contrast to the subserviced loans, the performance of the managed portfolio, including loans sold by the Company, can materially impact ongoing income from Personal Finance activities. See Note 1 of Notes to Consolidated Financial Statements. At December 31, 1996, the total serviced portfolio, including the "subserviced" portfolio, was $6.4 billion.

         Approximately 85% of the managed portfolio is secured by first lien position loans and the balance is secured by second lien position loans. Approximately 75% of the managed portfolio is comprised of fixed rate loans while the remainder represents adjustable rate loans. At December 31, 1996, total personal finance loans managed, and the nonperforming loans included in these totals, are concentrated in the following five states:

                                                                                                      PERCENT OF
                           PERSONAL                           PERCENT OF         PERCENT OF          NONPERFORMING
                           FINANCE            TOTAL          PORTFOLIO BY     NONPERFORMING BY         TO TOTAL
                            LOANS         NONPERFORMING          STATE              STATE               LOANS
                            -----         -------------          -----              -----               -----
(Dollars in Millions)

California                $  501.9             $24.9              18.2%              26.7%                .9%
New York                     208.3               7.7               7.6                8.3                 .3
Maryland                     194.2               7.4               7.1                7.9                 .3
New Jersey                   193.9              12.0               7.0               12.9                 .4
Pennsylvania                 184.8               7.6               6.7                8.2                 .3
Other                      1,470.6              33.5              53.4               36.0                1.2
                          --------             -----             -----              -----                ---
TOTAL                     $2,753.7             $93.1             100.0%             100.0%               3.4%
                          --------             -----             -----              -----                ---

         Geographic concentration carries a risk of increased delinquency and/or loss if a specific area suffers an economic downturn. Advanta Mortgage monitors economic conditions in those regions through market and trend analyses. A Credit Policy Committee meets throughout the year to update lending policies based on the results of analyses, which may include abandoning lending activities in economically unstable areas of the country. The Company believes that the concentrations of nonperforming loans reflected in the preceding table are not necessarily reflective of general economic conditions in each region, but rather reflect the credit risk inherent in the different grades of loans originated in each area. The interest rate charged and the maximum loan-to-value ratio permitted with respect to each grade of loans are adjusted to compensate for the credit risk inherent in the loan grade. See "Management's Discussion and Analysis of Financial Condition and Results of Operations
-- Provision for Credit Losses" and "-- Credit Risk Management -- Asset
Quality."

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

         Leasing originations volume, measured by the cost of the equipment included in new lease contracts, continued to grow, from a total of $251 million in 1995 to $337 million in 1996. While much of this growth is due to increased penetration of existing markets, such as office machinery, security systems and computers, some has been the result of expansion into additional market segments. The most significant of these are leasing programs for certain industrial and agricultural equipment and programs for leasing equipment to agencies of State and local governments. The Company's growth in its traditional markets has been the result, in part, of an expanded National Accounts program which seeks referral business from larger distributors and manufacturers.

         The business-purpose credit card operation grew from 23,412 to 78,599 accounts with balances of $306 million as of December 31, 1996. Again, direct marketing techniques, primarily direct mail to prospective customers, are the source of new accounts. This marketing program is the result of extensive and ongoing testing of various campaigns, with success of each campaign measured by both the cost of acquisition of new business, and the credit performance of the resulting business. The "Advanta Business Card" is marketed by ABS and issued by its affiliate, Advanta Financial Corp. (see "Government Regulation -- Advanta Financial Corp.").

ADVANTA INSURANCE COMPANIES

The Company mainly offers specialty credit related insurance products and services to its existing customer base. The focus of these products is on the customers' ability to repay their debt in the event of certain circumstances. Enrollment in these programs is achieved through the utilization of either direct mail or telemarketing distribution channels.

         Through unaffiliated insurance carriers, the Company generally makes available a combined credit life, disability and unemployment product, an accidental death product, or equipment insurance to Advanta's lending and leasing customers. The Company's insurance subsidiaries reinsure 100% of these risks from the insurance carriers on a coinsurance basis. In consideration for assumption of these risks the insurance subsidiaries receive reinsurance premiums equal to 100% of the net premiums collected by the insurance carriers, less a ceding fee as defined by the reinsurance treaties, and all acquisition expenses, premium taxes and loss payments made by the carriers on these risks. Under the terms of certain reinsurance treaties the subsidiaries are either obligated to maintain in trust for the benefit of an insurance carrier an amount equal to 100% of the unearned premiums and all statutory reserves for future incurred loss payments or have certain of these loss reserves, as defined, withheld by an insurance carrier.

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

         Commencing in 1992 and 1995, AUS and ANB, respectively, began making available to their credit card customers in certain states the option to purchase a debt cancellation agreement called Credit Protection Plus(R).
Under the terms of the agreement, AUS or ANB will forgive the credit card borrower's balance in the event of the death or permanent disability of either the primary or joint (if purchased) credit card borrower up to the lesser of $10,000, the customer's balance or the customer's credit limit at the date of death or permanent disability. In addition, the agreement provides for the suspension of the contractual principal payment obligation and the waiver of all interest and service fees in the event that either the primary or joint (if purchased) credit card borrower is unable to work due to involuntary unemployment or short-term disability, from the date of initial unemployment or disability to the sooner of twelve months thereafter or the date the customer is able to return to work or obtains other employment. The Banks have purchased from the Company's insurance subsidiaries insurance protection against excess losses, as defined, incurred from providing these services.

         The Company also offers other specialty-based insurance products to its customers. In consideration the lending institution receives an expense reimbursement percentage of insurance revenues collected.

         Approximately 90% of the Company's total insurance revenues are derived from the offering of the combined insurance product and services to credit card customers of AUS and ANB.

ADVANTA PARTNERS

Advanta Partners LP is a private venture capital equity investment firm formed in 1994. The firm focuses primarily on growth capital financings, restructurings and management buyouts in the financial services and information services industries. The investment objective of Advanta Partners is to earn attractive returns by building the long-term values of the businesses in which it invests. Advanta Partners combines transaction expertise, management skills and a broad contact base with strong industry-specific knowledge which is further enhanced by its relationship with the Company.

DEVELOPMENTAL INITIATIVES

The Company has initiated a number of new programs focused on creating new products, entering new markets and expanding the Company's channels of delivery. As part of the Company's expansion into new markets, in 1995 the Company formed a joint venture with The Royal Bank of Scotland to market, issue and service bankcards in the United Kingdom. While initial mailings have generated positive response, this effort was not material to the Company in 1996. The Company believes that the joint venture will not be material to earnings in 1997. Additionally, the Company has developed and launched several branded credit card products. The Company is continuing to explore new product concepts and expects to introduce new products in 1997. (See "Advanta Personal Payment Services"). Simultaneously, the Company is exploring new technologies and delivery systems related to payment services. The Company continues to engage in research and development activities with respect to products and services outside the financial services sector.

DEPOSIT, SAVINGS AND INVESTMENT PRODUCTS

The Company offers a range of insured deposit products as well as uninsured bank notes through AUS and ANB and offers uninsured investment products of Advanta Corp. through both direct and underwritten sales of debt securities. In December 1996, Advanta Capital Trust I, a statutory business trust established by the Company, issued $100,000,000 of 8.99% Capital Securities, maturing in December 2026. The securities represent a preferred beneficial interest in the assets of the trust. The proceeds of that offering were lent to the Company for general corporate purposes (See Note 7 of the Notes to Consolidated Financial Statements). In October 1995, the Company ceased selling subordinated retail investment notes, and instead began offering senior retail investment notes which (like the previous subordinated notes) are marketed by print advertising and direct mail solicitations to existing and prospective individual investors. In addition to the senior retail investment note program, the Company has filed a senior debt shelf registration with the Securities and Exchange Commission covering $1.6 billion of securities. As of December 31, 1996 $500 million was outstanding and $1.1 billion remained available for sale under this shelf. The Company also filed a "universal shelf" registration statement in June 1995 for $500 million of debt and/or equity securities. In July 1995, $92.5 million of 6 3/4% Convertible Class B Preferred Stock was issued under that shelf. Other than through the retail investment Note Program described in this paragraph, investments in the Company's senior debt securities are primarily marketed to institutional investors. In June of 1996, the Company renegotiated its revolving bank line of credit to extend the term to approximately four years and to increase the amount to an aggregate of $1 billion available to the Parent, AUS and ANB. Of the $1 billion revolving bank line of credit, a maximum of $500 million is available to the Parent. This new line provided by a consortium of domestic and foreign banks further strengthens the funding capacity of the Company.

         Bank deposit products include at AUS: demand deposits, money market savings, statement savings accounts, and retail certificates of deposit; and at both AUS and ANB: large denomination certificates of deposit (certificates of $100,000 or more). Consumer deposit business at AUS is generated from repeat sales to existing depositors and from new depositors attracted by newspaper advertising and direct mail solicitations. ANB is limited to the issuance of deposits having a minimum size of $100,000.

         The deposits and senior debt securities of the Banks have investment grade ratings from the nationally recognized rating agencies. These ratings, which were first achieved in 1993 for AUS, and in 1995 for ANB, have allowed the Banks to further diversify their funding sources. The Banks, in September 1995, filed an offering circular with the Office of the Comptroller of the Currency for $2 billion in senior bank term debt and $250 million in subordinated bank term debt. As of December 31, 1996, $1.1 billion of senior bank debt was outstanding under that offering circular. At December 31, 1996, ANB has $68 million in subordinated debt outstanding which it has issued to its parent company.

         In addition to the funding diversity provided by the debt issuance capacity of the Company and the debt and deposit raising capabilities of the Banks, Advanta Financial Corp. ("AFC") has been taking deposits in the form of certificates of deposit since January 1992. AFC is an FDIC-insured industrial loan corporation organized under the laws of the State of Utah. As of December 31, 1996, AFC's funding capacity was not material to the Company.

GOVERNMENT REGULATION

THE COMPANY

The Company is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company owns AUS, which is a "bank" as defined under the BHCA as amended by the Competitive Equality Banking Act of 1987 ("CEBA"). However, under certain grandfathering provisions of CEBA, the Company is not required to register as a bank holding company under the BHCA because AUS, which takes demand deposits but does not make commercial loans, did not come within the BHCA's definition of the term "bank" prior to the enactment of CEBA and it complies with certain restrictions set forth in CEBA, such as limiting its activities to those in which it was engaged prior to March 5, 1987 and , prior to September 30, 1996, limiting its growth rate to not more than 7% per annum. The 7% growth cap on AUS was terminated as of September 30, 1996 by statutory amendment of the BHCA. The elimination of this cap created substantial new flexibility with respect to asset/liability management for AUS, leading the Company to evaluate the corporate structure of AUS and ANB. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management -- Liquidity, Funding and Capital Resources." Continuing CEBA restrictions also prohibit AUS from cross-marketing products or services of an affiliate that are not permissible for bank holding companies under the BHCA. In addition, the Company complies with certain other restrictions set forth in CEBA, such as not acquiring control of more than 5% of the stock or assets of an additional "bank" or "savings association" as defined for these purposes under the BHCA. Consequently, the Company is not subject to examination by the Federal Reserve Board (other than for purposes of assuring continued compliance with the CEBA restrictions referenced in this paragraph). Should the Company or AUS cease complying with the restrictions set forth in CEBA, registration as a bank holding company under the BHCA would be required.

         Registration as a bank holding company is not automatic. The Federal Reserve Board may deny an application if it determines that control of a bank by a particular company will cause undue interference with competition or that such company lacks the financial or managerial resources to serve as a source of strength to its subsidiary bank. While the Company believes that it meets the Federal Reserve Board's managerial standards and that its ownership of AUS has improved the bank's competitiveness, should the Company be required to apply to become a bank holding company the outcome of any such application cannot be certain.

         Registration as a bank holding company would subject the Company and its subsidiaries to inspection and regulation by the Federal Reserve Board. Although the Company has no plans to register as a bank holding company at this time, the Company believes that registration would not restrict, curtail, or eliminate any of its activities at current levels, except that some portions of the current business operations of the Company's insurance subsidiaries would have to be discontinued, the effects of which would not be material. However, the Company is actively exploring additional lines of business, some of which the Company would not be able to pursue as a registered bank holding company under the BHCA.

         Under CEBA, neither ANB nor AFC, is considered a "bank" for purposes of the BHCA, and so the Company's ownership of these institutions does not impact the Company's exempt status under the BHCA. ANB is a "credit card bank" under CEBA, and as such is subject to certain restrictions, including that it may only engage in credit card operations, it may not offer checking or transaction accounts, and it may only accept time deposits in amounts of $100,000 or more.

ADVANTA NATIONAL BANK USA AND ADVANTA NATIONAL BANK (THE "BANKS")

The Company acquired AUS in 1982 and organized ANB in 1995. Both of the Banks are national banking associations organized under the laws of the United States of America. The headquarters and respective sole branches of both AUS and ANB are currently located in Wilmington, Delaware. ANB was chartered to complement the credit card activities of AUS. ANB is a "credit card bank," a class of FDIC-insured depository institution created under CEBA, which can only engage in credit card operations, can only accept deposits in denominations of $100,000 or more, may not offer transaction (e.g., checking) accounts, may only maintain one office for the collection of deposits, and may not engage in commercial lending activities. The Company conducts substantially all of its consumer credit card lending business through the Banks, and conducts a large portion of its mortgage lending business through AUS. The Banks are subject primarily to regulation and periodic examination by the Office of the Comptroller of the Currency (the "Comptroller"). Such regulation relates to the maintenance of reserves for certain types of deposits, the maintenance of certain financial ratios, transactions with affiliates and a broad range of other banking practices. As national banks, the Banks are subject to provisions of federal law which restrict their ability to extend credit to their affiliates or pay dividends to their parent company. See "Dividends and Transfers of Funds."

         The Banks are subject to capital adequacy guidelines approved by the Comptroller. These guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. As of December 31, 1996, the minimum required ratio of total capital to risk-weighted assets (including certain off-balance sheet items) was 8%. At least half of the total capital is to be comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock ("Tier 1 capital"). The remainder may consist of other preferred stock, certain hybrid debt/equity instruments, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses ("Tier 2 capital"). In addition, the Comptroller has also adopted a minimum leverage ratio (Tier 1 capital divided by total average assets) of 3% for national banks that meet certain specified criteria, including that they have the highest regulatory rating. Under this guideline, the minimum leverage ratio would be at least 1 or 2 percentage points higher for national banks that do not have the highest regulatory rating, for national banks undertaking major expansion programs, and for other national banks in certain circumstances. As of December 31, 1996, AUS's Tier 1 capital ratio was 10.15%, its combined Tier 1 and Tier 2 capital ratio was 15.84%, and its leverage ratio was 7.35%. At December 31, 1996, ANB's Tier 1 capital ratio was 11.13%, its combined Tier 1 and Tier 2 capital ratio was 17.20%, and its leverage ratio was 7.15%.

         Recognizing that the risk-based capital standards address only credit risk (and not interest rate, liquidity, operational or other risks), the Comptroller has indicated that many national banks will be expected to maintain capital in excess of the minimum standards. As indicated above, each of the Banks' respective capital levels currently exceed the minimum standards. To date, the Comptroller has not required either of the Banks to maintain capital in excess of the minimum standards. However, there can be no assurance that such a requirement will not be imposed in the future, or if it is, what higher standard will be applicable.

         In addition, pursuant to certain provisions of the FDIC Improvement Act of 1991 ("FDICIA") and regulations promulgated thereunder with respect to prompt corrective action, FDIC-insured institutions such as the Banks may only accept brokered deposits without FDIC permission if they meet certain capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are "well-capitalized." To be "well-capitalized," a bank must have a ratio of total capital to risk-weighted assets of not less than 10%, Tier 1 capital to risk-weighted assets of not less than 6%, and a Tier 1 leverage ratio of not less than 5%. As of December 31, 1996, the most recent notifications from the Comptroller categorized each of AUS and ANB as well capitalized under the regulatory framework for prompt corrective action. The Company intends to maintain AUS and ANB, at a minimum, as "adequately capitalized" banks under this regulatory framework.

ADVANTA FINANCIAL CORP.

In January 1992, Advanta Financial Corp. ("AFC") opened for business and began accepting deposits. AFC is an FDIC-insured industrial loan corporation organized under the laws of the State of Utah and is subject to examination and regulation by both the FDIC and the Utah Department of Financial Institutions. At December 31, 1996, AFC had deposits of $51 million and total assets of $102 million. Currently, AFC's principal activities consist of small ticket equipment lease financing and issuance of the "Advanta Business Card" credit card marketed by ABS. The Company anticipates that AFC's managed receivables base of Advanta Business Card loans will continue to grow in 1997.

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

DIVIDENDS AND TRANSFERS OF FUNDS

There are various legal limitations on the extent to which AUS, ANB or AFC can finance or otherwise supply funds through dividends, loans or otherwise to the Company and its affiliates. The prior approval of the Comptroller is required if the total of all dividends declared by either of the Banks in any calendar year exceeds that institution's net profits (as defined) for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus accounts. In addition, neither AUS nor ANB may pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. The Comptroller also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in any unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Comptroller could claim that a dividend payment might under some circumstances be an unsafe or unsound practice.

         AUS, ANB and AFC are also subject to restrictions under Sections 23A and 23B of the Federal Reserve Act. These restrictions limit the transfer of funds by the depository institution to the Company and certain other affiliates, as defined in that Act, in the form of loans, extensions of credit, investments or purchases of assets, and they require generally that the depository institution's transactions with its affiliates be on terms no less favorable to the bank than comparable transactions with unrelated third parties. These transfers by any one institution to the Company or any single affiliate are limited in amount to 10% of the depository institution's capital and surplus and transfers to all affiliates are limited in the aggregate to 20% of the depository institution's capital and surplus. Furthermore, such loans and extensions of credit are also subject to various collateral requirements. In addition, in order for the Company to maintain its grandfathered exemption under CEBA, neither AUS nor ANB may make any loans to the Company or any of its subsidiaries.

REGULATION OF INSURANCE

The Company's insurance subsidiaries are subject to the laws and regulations of, and supervision by, the states in which they are domiciled or have obtained authority to transact insurance business. These states have adopted laws and regulations which govern all marketing, administration and financial operations of an insurance company, including dividend payments and financial solvency. In addition, the insurance subsidiaries have registered as an Arizona Holding Company which requires approval of transactions between all affiliated entities.

         The maximum dividend that any of the insurance subsidiaries can distribute to its parent in any twelve month period without prior approval of the State of Arizona Department of Insurance is the lesser of 10% of the subsidiary's statutory surplus or for any given 12 month period, its net income (if a life insurance company) or net investment income (if a property and casualty insurance company).

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

         Various legislative proposals have been introduced in Congress in recent years, including, among others, proposals relating to imposing a statutory cap on credit card interest rates, and permitting affiliations between banks and commercial or securities firms. It is impossible to determine whether any of these proposals will become law and, if so, what impact they will have on the Company.

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

         In both domestic and international VISA and MasterCard markets, the Company competes with national, regional, and local issuers. Additionally, American Express and the Discover Card represent additional competition in the general purpose credit card markets in the United States. The Company does not believe that single purpose credit cards such as oil company, department store or telephone credit cards represent a significant competitive threat. In recent years, a large segment of customers have been attracted to credit card issuers largely on the basis of product features, including price and credit limit; as such, customer loyalty may be limited. As a result, account and balance attrition can be significant factors in the credit card industry.

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

EMPLOYEES

As of December 31, 1996, the Company had 3,541 employees, up from 2,409 employees at the end of 1995. The Company believes that it has good relationships with its employees. None of its employees are represented by a collective bargaining unit.

CAUTIONARY STATEMENTS

Information or statements provided by the Company from time to time may contain certain "forward-looking information" including information relating to anticipated earnings per share, anticipated returns on equity, anticipated growth in managed loans outstanding and credit card accounts, anticipated net interest margins, anticipated operations costs and employment growth, anticipated marketing expense or anticipated delinquencies and charge-offs. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information. Many of the following important factors discussed below as well as other factors have also been discussed in the Company's prior public filings.

         The Company cautions readers that any forward-looking information provided by the Company is not a guarantee of future performance and that actual results may differ materially from those in the forward-looking information as a result of various factors, including but not limited to:

         -- The impact of repricing accounts and the overall product mix of accounts on the Company's net interest margins; the actual amount of accounts (and related loan balances) repriced and the level and type of account originations at that time; and the ability of the Company on a competitive basis to use account management techniques to retain repriced accounts and the related loan balances. In the fourth quarter of 1996 the Company contractually repriced $100 million of credit card accounts. In the first quarter of 1997, approximately $2.9 billion of credit card accounts will be repriced upwards from their low introductory rates and the Company anticipates that an additional $1.6 billion will be similarly repriced upwards in the second quarter. If the repriced accounts experience greater attrition than expected it could have an adverse financial effect on the Company.

         -- Increased credit losses (including increases due to a worsening of general economic conditions), increased collection costs associated with rising delinquency levels, costs associated with an increase in the number of customers seeking protection under the bankruptcy laws, resulting in accounts being charged off as uncollectible, and costs and other effects of fraud by third parties or customers.

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

         -- The effects of interest rate fluctuations on the Company's net interest margin and the value of its assets and liabilities; the continued legal or commercial availability of techniques (including interest rate swaps and similar financial instruments, loan repricing, hedging and other techniques) used by the Company to manage the risk of such fluctuations and the continuing operational viability of those techniques and the accounting and regulatory treatment of such instruments.

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

         -- Changes in the Company's aggregate accounts or loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing investment made by the Company, attrition of accounts and loan balances (to competing card issuers in connection with repricing of customers or otherwise) and general economic conditions and other factors beyond the control of the Company. Customers have been attracted to credit card issuers largely on the basis of price, credit limit and other product features and, once an account is originated, customer loyalty may be limited.

         -- The impact of "seasoning" (the average age of a lender's portfolio) on the Company's level of delinquencies and losses which may require higher loan loss reserves for on-balance sheet assets, and may adversely impact credit card, personal finance and business loan and lease securitization income. The addition of account originations or balances and the attrition of such accounts or balances could significantly impact the seasoning of the overall portfolio.

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

         -- The amount, type and cost of financing available to the Company, and any changes to that financing including any impact from changes in the Company's debt ratings; and the activities of parties with which the Company has agreements or understandings, including any activities affecting any investment.

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

         - The effects of, and changes in, monetary and fiscal policies, laws and regulations (financial, consumer regulatory or otherwise), other activities of governments, agencies and similar organizations, and social and economic conditions, such as inflation, and changes in taxation of the Company's earnings.

         -- The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims and changes in those items, developments or assertions by or against the Company or its subsidiaries; adoptions of new, or changes in existing, accounting policies and practices and the application of such policies and practices.

ITEM 2. PROPERTIES.

The Company owns four buildings totaling 308,278 square feet and leases an additional 315,733 square feet in 10 buildings in the Pennsylvania suburbs of Philadelphia. This includes the Company's principal executive offices located in Spring House, Pennsylvania. In the adjoining states of New Jersey and Delaware the Company owns 2 buildings totaling 178,000 square feet and leases 75,881 square feet in 3 buildings. The Company's five offices located in Utah, California and Colorado total 315,486 square feet. In summary the Company occupies 1,193,378 square feet of leased and owned space in 20 buildings located in 6 states.

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

        NAME                      AGE                   OFFICE                        DATE ELECTED
        ----                      ---                   ------                        ------------
Dennis Alter                       54     Chairman of the Board                            1972

Alex W. Hart                       56     Chief Executive Officer and Director             1995

William A. Rosoff                  53     Vice Chairman and Director                       1996

James J. Allhusen                  48     Executive Vice President and Group               1997
                                          Executive, Advanta Personal Payment
                                          Services

William J. Razzouk                 49     Chief Executive Officer of Advanta               1996
                                          Information Services

Arthur D. Kranzley                 46     Senior Vice President                            1995

Albert E. Lindenberg               44     President and Director, Advanta Business         1988
                                          Services

Charles H. Podowski                50     President and Director, Advanta                  1995
                                          Insurance Companies

Milton Riseman                     60     President and Director, Advanta Mortgage         1994
                                          Corp. USA and Subsidiaries

John W. Roblin                     51     Senior Vice President and Chief                  1995
                                          Information Officer

David D. Wesselink                 54     Senior Vice President and Chief                  1993
                                          Financial Officer

                                                  Advanta Corp. and Subsidiaries


          NAME                     AGE                  OFFICE                        DATE ELECTED
Renee Booth                        38     Senior Vice President, Human Resources           1996

Christopher S. Derganc             44     Senior Vice President, Corporate                 1996
                                          Administration

Jeffrey D. Beck                    48     Vice President and Treasurer                     1992

John J. Calamari                   42     Vice President, Finance                          1988

Michael A. Girman                  47     Vice President, Audit and Control                1991

Gene S. Schneyer                   43     Vice President, Secretary and General            1989
                                          Counsel

Mr. Alter became Executive Vice President and a director of the Company's predecessor organization in 1967. He was elected President and Chief Executive Officer in 1972, and Chairman of the Board of Directors in August 1985. In February 1986, he relinquished the title of President, and in August 1995 he relinquished the title of Chief Executive Officer. Mr. Alter remains Chairman of the Board of Directors.

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

Mr. Rosoff joined the Company in January 1996 as a Director and Vice Chairman. Prior to joining the Company, Mr. Rosoff was a long time partner of the law firm of Wolf, Block, Schorr and Solis-Cohen, the Company's outside counsel, where he advised the Company for over 20 years. While at Wolf, Block, Schorr and Solis-Cohen he served as both Chairman of its Executive Committee and Chairman of its Tax Department. Mr. Rosoff is a Trustee of Atlantic Realty Trust, a publicly held real estate investment trust, and Chairman of the Board of RMH Teleservices, a publicly held company that is a leading provider of telemarketing services, on an outsourced basis, to Fortune 500 companies.

Mr. Allhusen was elected Executive Vice President of the Company in October 1995 and Group Executive of Advanta Personal Payment Services, the Company's credit card operations, in January 1997 Prior to joining the Company, from 1990 Mr. Allhusen served Standard Chartered Bank in various capacities, most recently as General Manager for the Middle East and South Asia region located in Dubai, United Arab Emirates. Prior to joining Standard Chartered Bank, Mr. Allhusen worked for Household Bank from 1986 to 1990 as its President, Midwest Division.

Mr. Razzouk joined the Company in September 1996 as Chief Executive Officer of Advanta Information Services. Prior to joining the Company, Mr. Razzouk served as President and Chief Operating Officer of America Online, a position from which he resigned after a brief tenure. He is most widely known by his former role as Executive Vice President and head of Worldwide Customer Operations for Federal Express, a position he held from 1993 to early 1996. In his earlier years at Federal Express, Mr. Razzouk rose from Vice President of Electronic Sales in 1983 to Vice President of Sales in North America in 1986 to Senior Vice President of Sales and Customer Service in 1990. Mr. Razzouk has served on the board of LaQuinta Inns, Inc. since 1996.

                                                  Advanta Corp. and Subsidiaries

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

Mr. Lindenberg had been the Chairman of the Board and President of an equipment leasing business, LeaseComm Financial Corporation ("LeaseComm"), from that company's inception in June 1985 until its purchase by the Company. Following the acquisition, Mr. Lindenberg was elected President and Chief Executive Officer of Advanta Business Services, the successor to LeaseComm. Prior to starting LeaseComm, Mr. Lindenberg had been with First Pennsylvania Bank, Philadelphia, Pennsylvania since 1982, where he had served in various capacities, most recently as Vice President of the national division responsible for that bank's commercial lending activities in leasing and electronics.

Mr. Podowski was elected President of the Advanta Insurance Companies in April 1995. Prior to joining the Company, Mr. Podowski served CIGNA Corporation in various capacities for seventeen years, most recently as Senior Vice President in their International Division, with responsibility for CIGNA's life insurance subsidiaries in Asia and Australia. Prior to joining CIGNA Mr. Podowski worked for The Chase Manhattan Bank, N.A.

Mr. Riseman came to the Company in June 1992 as Senior Vice President, Administration. In February 1994, Mr. Riseman became President and Director of Advanta Mortgage Corp. USA and its subsidiaries. Prior to joining the Company, Mr. Riseman had 27 years of experience with Citicorp, most recently as Director of Training and Development. Prior to that he held Citicorp positions as Business Manager for the Long Island Region, Head of Policy and Administration for New York's Retail Bank, and Chairman of Citicorp Acceptance Co. which was involved in the financing and leasing of autos and financing of mobile homes.

Mr. Roblin became Senior Vice President and Chief Information Officer in December 1994. Prior to joining Advanta, Mr. Roblin spent nineteen years with the Chubb Group of Insurance Companies in Warren, New Jersey holding a variety of positions. He was the Chief Information Officer and a Managing Director of Chubb from 1986 through 1991. In 1991 he joined USF&G in Baltimore as Chief Information Officer and Senior Vice President until 1993. After a year as an independent consultant, he briefly joined the Personal Lines Division of the Travelers Insurance Companies in Hartford, Connecticut as Chief Information Officer from May 1994 to November 1994.

Mr. Wesselink joined the Company in November 1993 as Senior Vice President and Chief Financial Officer after serving as Vice President and Treasurer of Household International for the previous seven years. Prior to that, he served in various capacities at Household from 1971, including Vice President and Director of Research, Group Vice President and Chief Financial Officer, and Senior Vice President and Chief Financial Officer of Household Finance Corporation. Mr. Wesselink serves on the board of CFC International, a specialty chemical company.

Mr. Derganc became the Company's Senior Vice President, Corporate Administration in December 1996, prior to which he served the Company as Vice President of Corporate Development from June 1993. Prior to joining the Company he was a Partner in the Financial Advisory Services Group of Coopers & Lybrand for 12 years where he led a wide variety of consulting engagements involving mergers, acquisitions and business reorganizations.

Ms. Booth joined the Company in October 1996 as Senior Vice President, Human Resources. Prior to joining the Company, Ms. Booth served as Vice President and General Manager of Hay Management Consultants in Philadelphia where she was employed for 11 years. There she was responsible for directing consultant activities across diverse industry and human resources practice areas.

Mr. Beck joined the Company in 1986 as Senior Vice President of Advanta National Bank USA (formerly, Colonial National Bank USA) and was elected Vice President and Treasurer of the Company in 1992. Prior to joining the Company, he was Vice President at Fidelity Bank, N.A., responsible for asset/liability planning, as well as for managing a portfolio of investment securities held at the bank. From 1970 through 1980, he served in various treasury and planning capacities for Wilmington Trust Company.

Mr. Calamari joined the Company as Vice President, Finance in May 1988. From May 1985 through April 1988, Mr. Calamari served in various capacities in the accounting departments of Chase Manhattan Bank, N.A. and its subsidiaries, culminating in the position of Chief Financial Officer of Chase Manhattan of Maryland. From 1976 until May 1985, Mr. Calamari was an accountant with the public accounting firm of Peat, Marwick, Mitchell in New York.

                                                  Advanta Corp. and Subsidiaries

Mr. Girman joined the Company as Vice President, Accounting Operations, Policies and Procedures in July 1988, and was elected Vice President, Audit and Control, in April 1991. Prior to joining the Company, Mr. Girman served as Vice President, Management Accounting and Accounting Policies and Procedures for The Chase Manhattan Bank (USA), N.A. from April 1985.

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

                                                  Advanta Corp. and Subsidiaries


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

COMMON STOCK PRICE RANGES AND DIVIDENDS

The Company's common stock is traded on the National Market tier of The Nasdaq Stock Market(SM) under the symbols ADVNB (Class B non-voting common stock) and ADVNA (Class A voting common stock).

Following are the high, low and closing sale prices and cash dividends declared for the last two years as they apply to each class of stock:

                                                                                                       Cash
                                                                                                  Dividends
Quarter Ended:                        High                   Low                 Close             Declared
Class B:
-----------------------------------------------------------------------------------------------------------
March 1995                          $32.25                $24.50                $31.25                 $.08
June 1995                            38.75                 30.75                 37.75                  .08
September 1995                       42.50                 36.00                 42.50                  .08
December 1995                        45.00                 35.13                 36.38                 .108

March 1996                           49.25                 33.75                 47.50                 .108
June 1996                            52.50                 43.50                 45.25                 .108
September 1996                       48.25                 39.75                 42.75                 .108
December 1996                        48.50                 38.25                 40.88                 .132

Class A:
-----------------------------------------------------------------------------------------------------------
March 1995                          $34.75                $25.50                $33.50                $.067
June 1995                            42.50                 33.00                 41.69                 .067
September 1995                       46.25                 39.50                 45.00                 .067
December 1995                        48.88                 37.50                 38.25                  .09

March 1996                           53.50                 34.75                 52.00                  .09
June 1996                            58.25                 46.50                 51.00                  .09
September 1996                       53.00                 41.00                 46.00                  .09
December 1996                        50.00                 40.00                 42.75                  .11


At December 31, 1996, the Company had approximately 1,050 and 660 holders of record of Class B and Class A common stock, respectively.


RECENT SALES OF UNREGISTERED SECURITIES

On December 17, 1996, Advanta Capital Trust I, a newly formed statutory business trust established by the Company (the "Trust"), issued to two institutional investors, in a private offering exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended, $100 million of 8.99% Capital Securities, representing preferred beneficial interests in the assets of the Trust (the "Capital Securities"). The aggregate offering price for the Capital Securities was $100 million and the aggregate commission paid by the Company was $1 million. The sole assets of the Trust consist of $100 million of 8.99% junior subordinated debentures issued by the Company due December 17, 2026. See Note 7 to Consolidated Financial Statements.

                                                  Advanta Corp. and Subsidiaries

ITEM 6. SELECTED FINANCIAL DATA FINANCIAL HIGHLIGHTS

(In thousands, except per share amounts)                               Year Ended December 31,                             5 Year
                                         1996            1995          1994          1993          1992          1991      CAGR(2)
                                     -----------     -----------    ----------    ----------    ----------    ----------   ------
SUMMARY OF OPERATIONS
Net operating revenues(1)            $   850,977     $   615,914    $  447,837    $  334,224    $  266,320    $  207,347     33%
  Net interest income                     78,265          72,900        70,381        78,644        73,176        73,990      1
  Noninterest revenues                   806,532         543,014       395,808       255,580       193,144       133,357     43
Provision for credit losses               96,862          53,326        34,198        29,802        47,138        55,461     12
Operating expenses                       523,174         350,685       266,784       181,167       142,082       112,567     36
Income before income taxes
  and extraordinary items                264,761         211,903       165,207       123,255        77,100        39,319     46
Income before extraordinary
  items                                  175,657         136,677       106,063        77,920        48,037        25,165     47
Net income                               175,657         136,677       106,063        76,647        48,037        25,165     47
                                     -----------     -----------    ----------    ----------    ----------    ----------     --
PER COMMON SHARE DATA
Income before extraordinary items    $      3.89     $      3.20    $     2.58    $     1.95    $     1.38    $      .81     37%
Net income                                  3.89            3.20          2.58          1.92          1.38           .81     37
Cash dividends declared (3)
  Class A                                   .380            .290          .217          .167          .107          .063     43
  Class B                                   .456            .348          .260          .200          .104           N/A      *
Book value                                 18.06           14.35         11.12          8.82          5.22          3.70     37
Average shares used to compute
  EPS(4)                                  45,073          42,670        41,046        39,777        34,590        31,044      8
Closing stock price
  Class A                                  42.75           38.25         26.25         33.25         21.58         11.50     30
  Class B                                  40.88           36.38         25.25         29.00         19.33           N/A      *
                                     -----------     -----------    ----------    ----------    ----------    ----------     --
FINANCIAL CONDITION -- YEAR END
Investments and money market
  instruments                        $ 1,671,309     $ 1,090,047    $  671,661    $  542,222    $  521,567    $  270,267     44%
Gross receivables
  Owned                                2,656,641       2,762,927     1,964,444     1,277,305       998,244     1,273,420     16
  Securitized                         13,632,552       9,452,428     6,190,793     3,968,856     2,721,726     1,573,164     54
  Managed                             16,289,193      12,215,355     8,155,237     5,246,161     3,719,970     2,846,584     42
Total assets
  Owned                                5,583,959       4,524,259     3,113,048     2,140,195     1,775,067     1,716,350     27
  Managed                             19,216,511      13,976,687     9,303,841     6,109,051     4,496,793     3,289,514     42
Deposits                               1,860,058       1,906,601     1,159,358     1,254,881     1,204,486     1,205,035      9
Long-term debt                         1,393,095         587,877       666,033       368,372       173,668       112,609     65
Stockholders' equity                     852,036         672,964       441,690       342,741       174,870       118,859     48
Capital securities(5)                    100,000               0             0             0             0             0      *
Stockholders' equity, long-term
  debt and capital securities          2,345,131       1,260,841     1,107,723       711,113       348,538       231,468     59
                                     -----------     -----------    ----------    ----------    ----------    ----------     --
SELECTED FINANCIAL RATIOS
Return on average assets                    3.16%           4.06%         4.47%         3.91%         2.82%         1.63%     *
Return on average common equity            25.31           26.15         26.97         27.50         33.32         27.09      *
Return on average total
  equity(6)                                22.07           24.75         26.97         27.50         33.32         27.09      *
Equity/managed assets(6)                    4.95            4.81          4.75          5.61          3.89          3.61      *
Equity/owned assets(6)                     17.05           14.87         14.19         16.01          9.85          6.93      *
Dividend payout                            10.75            9.97          9.24          9.56          7.69          7.85      *
Managed net interest margin(7)              6.32            5.87          6.72          7.77          8.05          7.54      *
As a percentage of managed
  receivables
  Total loans 30 days or more
    delinquent(8)                            5.4             3.3           2.7           3.6           5.0           5.6      *
  Net charge-offs (8)                        3.2             2.2           2.3           2.9           3.4           3.2      *
  Other operating expenses                   2.9             2.9           3.7           4.1           4.4           4.6      *
                                     -----------     -----------    ----------    ----------    ----------    ----------     --

(1)  Excludes gains on sales of credit card relationships in 1996 and 1994.

(2)  Compound annual growth rate from December 31, 1991.

(3) 1992 cash dividends include dividends for three quarters on the Class B common stock and the full year on the Class A common stock, adjusted to reflect the effective stock split.

(4) Includes common stock equivalents. 1996 and 1995 amounts include equivalent shares related to convertible Class B Preferred stock.

(5) Represents Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of the Company.

(6) In 1996, return on average total equity, equity/managed assets and equity/owned assets include capital securities as equity. The ratios without capital securities were 22.31%, 4.43% and 15.26%, respectively.

(7) Combination of owned interest-earning assets/interest-bearing liabilities and securitized credit card assets/liabilities.

(8) The 1996 figures reflect the adoption of a new charge-off methodology in August 1996 relating to credit card bankruptcies (see Asset Quality).

* Not meaningful.

                                                  Advanta Corp. and Subsidiaries

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

OVERVIEW

Net income for 1996 of $175.7 million increased $39.0 million or 29% from the $136.7 million reported for 1995. Earnings per share of $3.89 increased 22% from the $3.20 reported for 1995.

         Earnings in 1996 reflected a $5.4 billion or 56% increase in average managed receivables, and a $263.5 million or 49% rise in noninterest revenues derived principally from securitized receivables and a $33.8 million gain on the sale of credit card customer relationships. The securitization of $1.4 billion of mortgage and home equity loans in 1996, 158% greater than in 1995, also contributed to the increase in noninterest revenues, as income from personal finance loans (mortgage, home equity and auto loans) was up $58.6 million or 116% from 1995. Credit card securitization activities were affected by the adoption in the third quarter of 1996 of a new charge-off methodology relating to bankruptcies (see Asset Quality), the upward repricing of interest rates and fees, increases in charge-offs and the related impact on reserves, all of which had an approximate $50 million impact (earnings increase) in 1996, as well as a 57% increase in average securitized receivables. Total other operating expenses (excluding the amortization of credit card deferred origination costs, net) increased 56%, consistent with the increase in average managed receivables. Thus, the operating expense ratio was 2.9% for both 1996 and 1995. Asset quality indicators tracked unfavorably, as the total managed charge-off rate increased to 3.2% in 1996 from 2.2% in 1995. The 30-day and over delinquency rate on managed receivables increased to 5.4% at December 31, 1996 from 3.3% at year end 1995. The 1996 indicators reflect the new charge-off methodology relating to credit card bankruptcies. Without this change, the managed charge-off rate and the 30-day and over delinquency rate on managed receivables would have been 3.5% and 5.2%, respectively. The changes in the delinquency and charge-off rates from year to year reflect the trend in unsecured consumer credit quality which is being experienced throughout the industry. This trend is continuing in the first quarter of 1997.

         Over the last three years, average managed receivables have grown at a compound annual rate of 53%. This receivable growth has greatly contributed to higher net income and earnings per share. A significant component of this receivable growth strategy is the Company's continuing efforts to market "risk-adjusted" credit card products, whereby credit cards are issued with lower rates to customers whose credit quality is expected to result in a lower rate of credit losses (the "risk-adjusted pricing strategy"). The Company's pricing structure on its credit card products also reflects low "introductory" credit card rates, which reprice upwards after an introductory period of up to one year. It is estimated that approximately $3 billion of receivables will reprice upwards in the first quarter of 1997. At repricing, most of the receivables on these credit cards will have been securitized, and consequently, the enhanced revenues on those receivables will be recorded primarily as increased noninterest revenues (securitization income). Although this will not affect the owned net interest margin, it is expected that it will positively impact the managed net interest margin.

         Net income for 1995 of $136.7 million increased $30.6 million or 29% from the $106.1 million reported for 1994. Earnings per share of $3.20 increased 24% from the $2.58 reported for 1994. Earnings grew in 1995 primarily as a result of a 56% increase in average managed receivables, from $6.1 billion in 1994 to $9.5 billion in 1995, partially offset by an approximate 13% contraction in the managed net interest margin. Noninterest revenues of $543.0 million in 1995 increased $147.2 million or 37% from $395.8 million in 1994. This increase was primarily due to a 62% increase in average securitized receivables. The operating expense ratio decreased to 2.9% in 1995 from 3.7% in 1994. The total managed charge-off rate for 1995 fell to 2.2% from 2.3% in 1994.

         On March 17, 1997, the Company announced that it expects to report
1997 results well below previous expectations. The Company stated it expects to report a loss in the area of $20 million, or approximately $0.44 cents per share, for the first quarter, and to report net profit for full-year 1997 of approximately $1.50 per share. This interruption in the Company's historical pattern of strong financial results reflects a number of factors, including continuing increases in consumer bankruptcies and charge-offs and lower receivable balances than originally anticipated in its credit card business. The Company's mortgage financing, leasing and insurance businesses continue to perform well. In addition to considering other strategic alternatives with its financial and other advisors, the Company is pursuing a number of steps to return the Company to its historical levels of financial performance by increasing revenues and stemming credit card losses.

         This Annual Report on Form 10-K contains forward-looking statements, including but not limited to projections of future earnings, that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The most significant among these risks and uncertainties are: (1) the Company's managed net interest margin, which in turn is affected by the Company's success in originating new credit card accounts, the receivables volume and initial pricing of new accounts, the impact of repricing existing accounts and account attrition, the mix of account types and interest rate fluctuations; (2) the level of delinquencies and charge-offs; and
(3) the level of expenses. Earnings also may be affected by factors that affect consumer debt, competitive pressures and the ratings on debt of the Company and its subsidiaries. Additional risks that may affect the Company's future performance are detailed elsewhere in this Annual Report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission.

NET INTEREST INCOME

Net interest income represents the excess of income generated from interest-earning assets, including on-balance sheet receivables, investments and money market instruments over the interest paid on interest-bearing liabilities, primarily deposits and debt.

                                                  Advanta Corp. and Subsidiaries

         Net interest income of $78.3 million for 1996 increased $5.4 million or 7% from 1995 as a result of a $1.7 billion or 63% increase in average interest-earning assets, largely offset by a lower owned net interest margin, which fell to 1.84% in 1996 from 2.80% in 1995. The lower owned net interest margin resulted from a 99 basis point decrease in the yield on average interest-earning assets as a significant amount of credit cards on the balance sheet are at introductory rates, partially offset by a 34 basis point decrease in the cost of funds.

         Net interest income of $72.9 million for 1995 increased $2.5 million or 4% from 1994 as a result of a $737 million or 37% increase in average interest-earning assets, largely offset by a lower owned net interest margin, which fell to 2.80% in 1995 from 3.67% in 1994. The lower owned net interest margin primarily resulted from a 124 basis point increase in the cost of funds.

         Credit card, personal finance, and business loan and lease receivable securitization activity shifts revenues from interest income to noninterest revenues. This ongoing securitization activity reduces the level of higher-yielding receivables on the balance sheet while proportionately increasing the balance sheet levels of new lower-yielding receivables and money market assets. Net interest income on securitized credit card balances is reflected in credit card securitization income. Net interest income on securitized mortgage and other personal finance loans is reflected in income from personal finance activities, and net interest income on securitized business loans and leases is reflected in business loan and lease other revenues. All securitization income is included in noninterest revenues. See
Note 1 to Consolidated Financial Statements.

         Average managed credit card receivables of $12.2 billion for 1996 increased $4.5 billion or 58% from 1995. This increase resulted from the successful marketing of low introductory rate credit cards which generated approximately 1.7 million new accounts. In 1996, average owned credit card receivables were $2.6 billion compared to $1.6 billion in 1995.

         Average managed personal finance loans increased to $2.1 billion in 1996, a 38% increase from $1.5 billion in 1995. The average balance of owned personal finance loans increased to $243 million in 1996 from $185 million in 1995. Personal finance loan originations of $1.5 billion in 1996 were up $728 million or 94% from 1995. Yields on owned personal finance loans increased to 10.62% from 9.38% in 1995 reflecting a lower proportion of nonperforming loans on the balance sheet in 1996 versus the prior year.

         Average managed business loans and leases of $604 million increased $289 million or 92% from 1995. Average owned balances of business loans and leases increased $116 million or 138% during 1996 primarily due to the success of the business credit card, as originations increased 552% from $80 million in 1995 to $519 million in 1996. Additionally, during 1996, the Company completed its first business card securitizations totaling $229 million of receivables. Yields on owned business loans and leases decreased to 11.97% in 1996 from 12.59% in 1995.

         The owned average cost of funds dropped to 6.12% from 6.46% in 1995. The Company has utilized derivatives to manage interest rate risk (see discussion under "Derivatives Activities").

         The following table provides an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets) for 1994 through 1996. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

                                                  Advanta Corp. and Subsidiaries

INTEREST RATE ANALYSIS

($ in thousands)                                                       Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                              1996                               1995                               1994
                               --------------------------------    --------------------------------   ------------------------------
                                AVERAGE                  AVERAGE    Average                 Average    Average               Average
                                BALANCE       INTEREST     RATE     Balance      Interest    Rate      Balance     Interest    Rate
                               -----------   ----------   -----    ----------   ----------   -----    ----------   --------   -----
ON-BALANCE SHEET
  Interest-earning assets:
  Receivables:
    Credit cards               $ 2,594,997   $  220,547    8.50%   $1,580,352   $  163,637   10.35%   $1,171,266   $117,661   10.05%
    Personal finance loans(1)      242,946       25,812   10.62       184,855       17,334    9.38       119,919      9,809    8.18
    Business loans and
       leases(2)                   200,052       23,951   11.97        84,216       10,603   12.59        60,437      8,681   14.36
    Other loans                     12,270        1,045    8.52         5,979          446    7.46         3,893        280    7.19
                               -----------   ----------   -----    ----------   ----------   -----    ----------   --------   -----
  Total receivables              3,050,265      271,355    8.90     1,855,402      192,020   10.35     1,355,515    136,431   10.06
  Federal funds sold               166,454        8,853    5.32       141,031        8,210    5.82       103,674      4,437    4.28
  Interest-bearing deposits        524,505       34,154    6.51       371,826       22,243    5.98       196,468     10,216    5.20
  Tax-free securities(3)             8,052          502    6.23        60,412        3,654    6.05        81,761      4,858    5.94
  Taxable investments              704,641       36,808    5.22       296,700       16,121    5.43       250,535     11,899    4.75
                               -----------   ----------   -----    ----------   ----------   -----    ----------   --------   -----
Total interest earning
  assets(4)                    $ 4,453,917   $  351,672    7.90%   $2,725,371   $  242,248    8.89%   $1,987,953   $167,841    8.44%
                               ===========   ==========   =====    ==========   ==========   =====    ==========   ========   =====
Interest-bearing liabilities:
  Deposits
    Savings                    $   302,125   $   15,728    5.21%   $  270,550   $   17,728    6.55%   $  269,583   $ 11,411    4.23%
    Time deposits
      under $100,000               582,887       34,430    5.91       547,710       31,618    5.77       560,015     27,543    4.92
    Time deposits of
      $100,000 or more             999,613       60,721    6.07       380,918       23,466    6.16       217,683      9,314    4.28
                               -----------   ----------   -----    ----------   ----------   -----    ----------   --------   -----
  Total deposits                 1,884,625      110,879    5.88     1,199,178       72,812    6.07     1,047,281     48,268    4.61
  Debt                           1,856,034      118,612    6.39       981,816       67,908    6.92       583,317     36,347    6.23
  Other borrowings                 664,529       40,209    6.05       388,340       25,312    6.52       185,298     10,143    5.47
                               -----------   ----------   -----    ----------   ----------   -----    ----------   --------   -----
Total interest-bearing
  liabilities                    4,405,188      269,700    6.12     2,569,334      166,032    6.46     1,815,896     94,758    5.22
Net noninterest-bearing
  liabilities                       48,729           --      --       156,037           --      --       172,057         --      --
                               -----------   ----------   -----    ----------   ----------   -----    ----------   --------   -----
Sources to fund interest-
  earning assets               $ 4,453,917   $  269,700    6.06%   $2,725,371   $  166,032    6.09%   $1,987,953   $ 94,758    4.77%
                               ===========   ==========   =====    ==========   ==========   =====    ==========   ========   =====
Net interest spread                     --           --    1.78%           --           --    2.43%           --         --    3.22%
                               ===========   ==========   =====    ==========   ==========   =====    ==========   ========   =====
Net interest margin                     --           --    1.84%           --           --    2.80%           --         --    3.67%
                               ===========   ==========   =====    ==========   ==========   =====    ==========   ========   =====
OFF-BALANCE SHEET
Average balance on
  securitized:
    Credit cards               $ 9,574,549           --      --    $6,105,575           --      --    $3,507,801         --      --
    Personal finance loans(1)    1,890,101           --      --     1,355,383           --      --     1,105,610         --      --
    Business loans and
       leases(2)                   403,745           --      --       230,696           --      --       141,421         --      --
                               -----------   ----------   -----    ----------   ----------   -----    ----------   --------   -----
Total average securitized
  receivables                   11,868,395           --      --     7,691,654           --      --     4,754,832         --      --
Total average managed
  receivables                  $14,918,660           --      --    $9,547,056           --      --    $6,110,347         --      --
                               ===========   ==========   =====    ==========   ==========   =====    ==========   ========   =====
MANAGED NET INTEREST
  ANALYSIS(5)
Interest-earning assets        $14,028,466   $1,712,557   12.21%   $8,830,946   $1,081,779   12.25%   $5,495,754   $665,009   12.10%
Interest-bearing liabilities   $13,979,737   $  826,379    5.91%   $8,674,909   $  563,385    6.49%   $5,323,697   $295,880    5.56%
Net interest spread                     --           --    6.30%           --           --    5.76%           --         --    6.54%
Net interest margin                     --           --    6.32%           --           --    5.87%           --         --    6.72%
                               ===========   ==========   =====    ==========   ==========   =====    ==========   ========   =====


(1) Includes mortgage, home equity and auto loans beginning in 1996.

(2) Includes leases and business cards beginning in 1996.

(3) Interest and average rate computed on a tax equivalent basis using a statutory rate of 35%.

(4) Includes assets held and available for sale, and nonaccrual loans and leases.

(5) Combination of owned interest-earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

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

($ in thousands)
                                                            1996 VS. 1995                         1995 vs. 1994
                                                  ----------------------------------    --------------------------------
                                                          INCREASE (DECREASE)                   Increase (Decrease)
                                                                DUE TO                               Due to
                                                  ----------------------------------    --------------------------------
                                                   VOLUME       RATE         TOTAL      Volume        Rate       Total
                                                  ---------    --------    ---------    --------    --------    --------
Interest income from:
  Loan and lease receivables:
    Credit cards                                   $ 78,867    $(21,957)    $ 56,910     $42,852    $  3,124     $45,976
    Personal finance loans(1)                         5,968       2,510        8,478       5,921       1,604       7,525
    Business loans and leases(2)                     13,843        (495)      13,348       2,799        (877)      1,922
    Other loans                                         528          71          599         155          11         166
  Federal funds sold                                  1,227        (584)         643       1,888       1,885       3,773
  Interest-bearing deposits                           9,796       2,115       11,911      10,296       1,730      12,026
  Tax-free securities                                (3,264)        112       (3,152)     (1,295)         92      (1,203)
  Taxable investments                                21,286        (599)      20,687       2,376       1,846       4,222
                                                   --------    --------     --------     -------    --------     -------
Total interest income(3)                            128,251     (18,827)     109,424      64,992       9,415      74,407
                                                   --------    --------     --------     -------    --------     -------
Interest expense on:
  Deposits:
    Savings                                           2,656      (4,656)      (2,000)         41       6,276       6,317
    Time deposits under $100,000                      2,041         771        2,812        (593)      4,668       4,075
    Time deposits of $100,000 or more                37,593        (338)      37,255       8,925       5,227      14,152
    Debt                                             55,476      (4,772)      50,704      27,158       4,403      31,561
    Other borrowings                                 16,577      (1,680)      14,897      12,907       2,262      15,169
                                                   --------    --------     --------     -------    --------     -------
Total interest expense                              114,343     (10,675)     103,668      48,438      22,836      71,274
                                                   --------    --------     --------     -------    --------     -------
Net interest income                                $ 13,908    $ (8,152)    $  5,756     $16,554    $(13,421)    $ 3,133
                                                   --------    --------     --------     -------    --------     -------

(1) Includes mortgage, home equity and auto loans beginning in 1996.

(2) Includes leases and business cards beginning in 1996.

(3) Includes income from assets held and available for sale.

                                                  Advanta Corp. and Subsidiaries

MANAGED PORTFOLIO DATA

The Company analyzes its financial results on a managed basis as well as analyzing data as reported under generally accepted accounting principles. The following table provides selected information on a managed basis, as well as a managed income statement including the effects of credit card securitizations on selected line items of the Company's Consolidated Income Statements for the past three years.

($ in thousands)                                                         Year Ended December 31,
-------------------------------------------------------------------------------------------------------------
                                                                1996               1995              1994
                                                             -----------        -----------        ----------
Balance Sheet Data:
Average managed receivables                                  $14,918,660        $ 9,547,056        $6,110,347
Managed receivables                                           16,289,193         12,215,355         8,155,237
Total managed assets                                          19,216,511         13,976,687         9,303,841
Managed net interest margin (on a fully tax equivalent              6.32%              5.87%             6.72%
basis)
As a percentage of gross managed receivables:
  Total loans 30 days or more delinquent:
  New methodology (see Asset Quality)                                5.4%                --                --
  Prior methodology (pro forma)                                      5.2%               3.3%              2.7%
  Net charge-offs:
    New methodology (see Asset Quality)                              3.2%                --                --
    Prior methodology (pro forma)                                    3.5%               2.2%              2.3%

Managed Income Statement:
  Net interest income                                        $   882,471        $   515,078        $  366,427
  Provision for credit losses                                    483,581            211,061           126,728
  Noninterest revenues                                           389,045            258,571           192,292
  Operating expenses                                             523,174            350,685           266,784
                                                             -----------        -----------        ----------

Income before income taxes                                   $   264,761        $   211,903        $  165,207
                                                             ===========        ===========        ==========

         With respect to the Managed Income Statement, net interest income includes owned net interest income and securitized net interest income. In the Consolidated Income Statements, securitized net interest income is reported as noninterest revenues. In addition, the provision for credit losses includes the amount by which the provision for credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses been equal to actual reported charge-offs (see Asset Quality). Noninterest revenues exclude the net interest income and credit losses associated with the securitized credit card receivables.

PROVISION FOR CREDIT LOSSES

The provision for credit losses of $96.9 million in 1996 increased $43.5 million or 82% from $53.3 million in 1995. The increase was primarily due to higher charge-offs on owned receivables, which increased 66% from $42.5 million in 1995 to $70.6 million in 1996 and to the higher levels of impaired assets which continued to increase throughout the year.

         The provision for credit losses of $53.3 million in 1995 increased $19.1 million or 56% from $34.2 million in 1994. The increase was primarily due to an increase in the desired level of reserves given the increase in impaired assets and delinquency levels during 1995.

         A description of the credit performance of the loan portfolio is set forth under the section entitled "Credit Risk Management."

                                                  Advanta Corp. and Subsidiaries

NONINTEREST REVENUES

($ in thousands)
--------------------------------------------------------------------------
                                      1996           1995           1994
                                    --------       --------       --------
Gain on sale of credit cards        $ 33,820       $      0       $ 18,352
Other noninterest revenues:
  Credit card securitization
    income                           258,066        183,360        149,043
  Credit card servicing
    income                           176,567        117,369         68,960
  Income from personal
    finance activities               109,167         50,541         37,586
  Credit card interchange
    income                           102,804         92,439         71,740
  Business loan and lease
    other revenues                    61,622         41,050         21,551
  Insurance revenues, net             38,175         30,146         12,734
  Equity securities gains              6,522         15,386              0
  Other                               19,789         12,723         15,842
                                    --------       --------       --------
Total other noninterest
  revenues                          $772,712       $543,014       $377,456
                                    --------       --------       --------
Total noninterest
  revenues                          $806,532       $543,014       $395,808
                                    ========       ========       ========


         Noninterest revenues of $806.5 million in 1996 increased $263.5 million or 49% from $543.0 million in 1995. The increase includes a $33.8 million gain on the sale of credit card customer relationships in June 1996. Excluding this gain, noninterest revenues increased $229.7 million or 42% from 1995. This rise resulted primarily from income derived from increased securitization activity in all areas, as described below.

         Due to the securitization of credit card receivables, activity from securitized account balances, which otherwise would be reported as net interest income and charge-offs, is reported in securitization income and servicing income, both of which are included in noninterest revenues. Credit card securitization activities were affected by the adoption in the third quarter of 1996 of a new charge-off methodology relating to bankruptcies (see Asset Quality), the upward repricing of interest rates and fees, increases in charge-offs and the related impact on reserves, all of which had an approximate $50 million impact (earnings increase) in 1996, as well as a 57% increase in average securitized receivables. See Note 1 to Consolidated Financial Statements for further description of securitization income.

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and will be applied prospectively. The adoption of SFAS 125 is not expected to have a material effect on the Company's financial statements.

         Credit card servicing income, which represents fees paid to the Company for continuing to service accounts which have been securitized, increased to $176.6 million in 1996 from $117.4 million in 1995, in line with the increase in securitized credit cards. Such fees generally approximate 2% of securitized receivables.

         Interchange income represents fees that are payable by merchants to the credit card issuer for sale transactions. Total interchange income, which represents approximately 1.4% of credit card purchases, increased 11% to $102.8 million in 1996 from $92.4 million in 1995.

                                                  Advanta Corp. and Subsidiaries

         During 1996, the Company securitized $1.4 billion of mortgage and home equity loans compared to $542 million in 1995. As a result, income from personal finance activities of $109.2 million for 1996 increased 116% from $50.5 million in 1995. See Note 1 to Consolidated Financial Statements for a description of income from personal finance activities.

         Business loan and lease other revenues increased $20.6 million to $61.6 million in 1996 primarily due to a 75% growth in average securitized business loans and leases from 1995. Insurance revenues, net, were $38.2 million in 1996, an increase of $8.0 million over 1995. This growth is attributed to the successful marketing of insurance products in the credit card, personal finance, and business loan and lease areas.

         Noninterest revenues of $543.0 million in 1995 increased $147.2 million or 37% from $395.8 million in 1994, primarily due to increases in credit card securitization, servicing and interchange income, as well as higher business loan and lease and insurance revenues. Noninterest revenues for 1994 included an $18.4 million gain on the sale of credit card customer relationships.

OPERATING EXPENSES

($ in thousands)
-----------------------------------------------------------------------------------------------------------
                                                                     1996            1995            1994
                                                                   --------        --------        --------
Amortization of credit cards deferred origination costs, net       $ 88,517        $ 72,258        $ 39,381
Other operating expenses:
  Salaries and employee benefits                                    182,666         116,681          88,681
  External processing                                                42,814          28,407          22,618
  Professional fees                                                  40,247          14,937          10,985
  Marketing                                                          31,975          25,374          32,339
  Postage                                                            25,700          18,518          12,732
  Credit card fraud losses                                           23,611          20,029          16,654
  Equipment expense                                                  22,752          12,751           9,293
  Telephone expense                                                  16,116          11,959           8,615
  Occupancy expense                                                  14,827           9,254           8,425
  Credit and collection expense                                      13,784           9,039           7,604
  Other                                                              20,165          11,478           9,457
                                                                   ========        ========        ========

Total other operating expenses                                     $434,657        $278,427        $227,403
                                                                   --------        --------        --------

Total operating expenses                                           $523,174        $350,685        $266,784
                                                                   ========        ========        ========

At year end:
  Number of accounts managed (000's)                                  5,984           5,031           3,968
  Number of employees                                                 3,541           2,409           1,753
For the year:
  Other operating expenses
  as a percentage of average managed receivables                        2.9%            2.9%            3.7%
                                                                   --------        --------        --------


         The amortization of credit card deferred origination costs, net, increased from $72.3 million in 1995 to $88.5 million in 1996. This increase resulted primarily from amortization related to the increased spending on credit card origination costs that were incurred over the last eighteen months (see
Note 1 of Notes to Consolidated Financial Statements).

         Total other operating expenses of $434.7 million for 1996 were up $156.3 million or 56% from $278.4 million in 1995. The increase in total other operating expenses is attributable, in part, to a $66.0 million or 57% increase in salaries and employee benefits as a result of an increase in the number of employees from 2,409 at year-end 1995 to 3,541 at year-end 1996, including the addition of senior management to assist in the strategic growth of the various business units. Other factors affecting the increase in other operating expenses were a $25.3 million or 169% increase in professional fees primarily as a result of corporate strategic initiatives as well as an overall increase in credit card related costs comparable to the 58% increase in average managed credit card receivables.

                                                  Advanta Corp. and Subsidiaries

         The amortization of credit card deferred origination costs, net, increased from $39.4 million in 1994 to $72.3 million in 1995. This increase resulted primarily from amortization related to the $80.6 million of credit card origination costs that were incurred since the fourth quarter of 1994 (see Note 1 of Notes to Consolidated Financial Statements).

         Total other operating expenses of $278.4 million for 1995 were up $51.0 million or 22% from $227.4 million in 1994. Part of the increase in total other operating expenses resulted from a $28.0 million or 32% increase in salaries and employee benefits. Other factors affecting the increase in other operating expenses were a $5.8 million or 26% increase in external processing resulting primarily from a 27% increase in the number of accounts managed year-to-year, and an overall increase in credit card related costs.

INCOME TAXES

The Company's consolidated income tax expense was $89.1 million for 1996, or an effective tax rate of 34%, compared to tax expense of $75.2 million, or a 36% effective rate, in 1995 and tax expense of $59.1 million, or a 36% effective rate, in 1994. The decrease in the effective tax rate from 1995 to 1996 resulted from a higher level of insurance-related activities, tax credits from investments and lower levels of state income taxes.

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

         In managing its interest rate sensitivity position, the Company periodically securitizes receivables, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and short-term investment position, and uses derivative financial instruments. Derivative financial instruments are used to manage exposures to changes in interest rates and foreign exchange rates and create match funding of assets and liabilities. Derivative financial instruments, by policy, are not used for any speculative purposes (see discussion under "Derivatives Activities"). The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the variable rate pricing dynamics of the underlying receivables sold to the trusts. Variable rate funding is used on the balance sheet as well, in support of unsecuritized receivables which carry variable rates. Although credit card receivable rates are generally set at a spread over a floating rate index, they often contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In addition, the Company at times offers fixed rate pricing to consumers for the introductory rate period of its credit cards. In instances when a significant portion of credit card receivables carry fixed rate introductory pricing or are at their floors, the Company may convert part of the underlying funding to a fixed rate by using interest rate hedges, swaps and fixed rate securitizations. In pricing mortgage and business loan and lease securitizations, both fixed rate and variable rate funding are used depending upon the characteristics of the underlying receivables and the overall interest rate risk exposure to the Company. Additionally, basis risk exists in on-balance sheet

                                                  Advanta Corp. and Subsidiaries

funding as well as in securitizing credit card receivables at a spread over the London interbank offered rate ("LIBOR") when the rate on the underlying assets is indexed to the prime rate. The Company measures the basis risk resulting from potential variability in the spread between prime and LIBOR and incorporates such risk into the asset and liability management process. During 1996, substantially all new credit cards were issued using LIBOR as the repricing index. The effect of this change is the reduction of prime/LIBOR basis risk over time. The Company continues to seek cost-effective alternatives for minimizing this risk.

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

LIQUIDITY, FUNDING AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, both long and short-term, through active management of both assets and liabilities. During 1996, the Company, through its subsidiaries, securitized $3.4 billion of credit card receivables, $1.4 billion of mortgage and home equity loans and $363 million of business loans and leases. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future receivable growth. See the Consolidated Statements of Cash Flows for more information regarding liquidity, funding and capital resources. In addition, see Note 5 to the Consolidated Financial Statements and the Supplemental Schedules thereto for additional information regarding the Company's investment portfolio.

         Over the last nine years, the Company has successfully accessed the securitization market to efficiently support its growth strategy. While securitization should continue to be a reliable source of funding for the Company, other funding sources are available and include deposits, medium-term notes, senior and subordinated debt, repurchase agreements, committed and uncommitted bank lines, bank notes, federal funds purchased and the ability to sell assets and raise additional equity.

         In February 1995, the Company's wholly owned subsidiary, Advanta National Bank ("Advanta National" or "ANB"), a Delaware based credit card bank, commenced operations. The Company's initial capitalization of Advanta National was $50 million, consisting of $25 million in common stock and $25 million of additional paid in capital. Additional capital totaling $114 million and $39 million was contributed during 1996 and 1995, respectively, in order to maintain Advanta National as a "well capitalized" bank under applicable regulations. As a credit card bank, Advanta National is limited to one office, can engage only in consumer credit card operations and cannot accept deposits other than savings and time deposits of $100,000 or more. Advanta National had total assets of $2.2 billion at December 31, 1996.

         Funding diversification is an essential component of the Company's liquidity management. The debt securities of Advanta Corp., Advanta National Bank USA ("AUS"), and ANB investment-grade ratings from the nationally recognized rating agencies throughout 1996. These ratings allowed the Company to further diversify its funding sources. In March 1997, the various rating agencies lowered their ratings on the debt securities of each of Advanta Corp., AUS and ANB by one or two grades. As of March 17, 1997, debt of the two banks, AUS and ANB, was still rated at or above the lowest level of investment grade by each agency; debt of the parent company, Advanta Corp., maintained investment grade ratings (at or above the lowest investment grade level) from three of the rating agencies, but was rated one level below investment grade by Standard & Poors and two levels below investment grade by Moody's Investors Service. Efforts continue to develop new sources of funding, both through previously untapped customer segments and through developing new financing structures.

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

                                                  Advanta Corp. and Subsidiaries

         In September 1995, AUS and Advanta National (the "Banks") established a $2.25 billion bank note program. Under this program, the Banks may issue an aggregate of $2.0 billion of senior bank notes and $250 million of subordinated bank notes. These notes may have maturities ranging from seven days to fifteen years from date of issuance.

         In July 1996, the Company's $510 million revolving credit facility was replaced with a new $1 billion revolving credit facility. A portion of this facility is available to the Banks as well. Also, in July, the Company filed a shelf registration statement with the Securities and Exchange Commission for $1.6 billion of debt securities.

         On December 17, 1996, Advanta Capital Trust I, a newly formed statutory business trust established by the Company (the "Trust"), issued in a private offering to two institutional investors $100 million of capital securities, representing preferred beneficial interests in the assets of the Trust (the "Capital Securities"). The sole assets of the Trust consist of $100 million of 8.99% junior subordinated debentures issued by the Company due December 17, 2026 (the "Junior Subordinated Debentures"). The Capital Securities will be subject to mandatory redemption under certain circumstances, including at any time on or after December 17, 2006 upon the optional prepayment by the Company of the Junior Subordinated Debentures. The Company has guaranteed the obligations of the Trust. The Company used the proceeds from the sale for general corporate purposes.

         At the Advanta parent company level, steady building of liquidity and capital in 1996 and 1995 was achieved as a result of $135 million of net dividends from subsidiaries in 1996 and $66.1 million in 1995. The Board of Directors currently intends to have the Company pay regular quarterly dividends to its shareholders, maintaining an approximate 20% premium on the dividend paid on the Class B common shares; however, the Company plans to reinvest the majority of its earnings to support future growth. In the fourth quarter of 1996, the quarterly dividends on the Class A Common and Class B Common shares were raised to $.11 and $.132 respectively, from the previous levels of $.09 and $.108.

         At December 31, 1996, the Company was carrying $1.5 billion of loans available for sale. The fair value of such loans was in excess of their carrying value at year end. In connection with liquidity and asset/liability management, the Company had $1.7 billion of investments available for sale at December 31, 1996. See Note 19 to the Consolidated Financial Statements for fair value disclosures.

         The following tables detail the composition of the deposit base and the composition of debt and other borrowings at year end for each of the past five years.

COMPOSITION OF DEPOSIT BASE

($ in millions)
--------------------------------------------------------------------------------------------------------------------------------
                                                                     As of December 31,
                            1996                 1995                   1994                 1993                   1992
                     -----------------     -----------------     -----------------     -----------------     -----------------
                       Amount       %        Amount       %         Amount      %        Amount       %        Amount       %
                     ----------    ---     ----------    ---     ----------    ---     ----------    ---     ----------    ---
Demand deposits      $     28.3      1%    $     91.7      5%    $     64.5      5%    $     33.4      3%    $     24.8      2%
Money market
  savings                 329.7     18          277.5     14          301.7     26          220.7     17          210.7     17
Time deposits of
  $100,000 or less   $    978.6     53          965.5     51          691.0     60          961.4     77          926.8     77
Time deposits of
  more than               523.5     28          571.9     30          102.2      9           39.4      3           42.2      4
$100,000
                     ----------    ---     ----------    ---     ----------    ---     ----------    ---     ----------    ---
Total deposits       $  1,860.1    100%    $  1,906.6    100%    $  1,159.4    100%    $  1,254.9    100%    $  1,204.5    100%
                     ==========    ===     ==========    ===     ==========    ===     ==========    ===     ==========    ===

                                                  Advanta Corp. and Subsidiaries


COMPOSITION OF DEBT AND OTHER BORROWINGS

($ in millions)
                                                                         As of December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                    1996                1995                    1994                  1993                1992
                             ----------------      ----------------      ----------------      ---------------      ---------------
                               AMOUNT      %        Amount       %        Amount       %       Amount       %        Amount      %
                             --------     ---      --------     ---      --------     ---      -------     ---      -------     ---
Subordinated notes and
  certificates               $   71.1       3%     $   76.2       4%     $  282.1      20%     $ 301.3      63%     $ 271.1      83%
Senior notes and
  certificates                  208.3       8         200.6      11             0       0            0       0            0       0
Subordinated debentures             0       0             0       0             0       0            0       0         33.2      10
Short-term bank notes           309.3      13          25.0       1          85.0       6            0       0            0       0
Medium-term bank notes          835.6      34         322.7      18             0       0            0       0            0       0
5 1/8% notes, due 1996              0       0         150.0       8         149.9      11        149.9      32            0       0
Medium-term notes               880.8      36         504.7      28         359.7      25         15.0       3            0       0
Term fed funds                   10.0       0         443.0      25         309.0      22            0       0            0       0
Securities sold under
  agreements to repurchase          0       0             0       0          86.5       6            0       0            0       0
Lines of credit and term
  funding arrangements              0       0             0       0          50.0       4          7.5       2         16.5       5
Other borrowings                147.0       6          81.8       5          80.9       6            0       0          7.1       2
                             --------     ---      --------     ---      --------     ---      -------     ---      -------     ---
Total debt and other
  borrowings                 $2,462.1     100%     $1,804.0     100%     $1,403.1     100%     $ 473.7     100%     $ 327.9     100%
                             ========     ===      ========     ===      ========     ===      =======     ===      =======     ===


         Previously, as a grandfathered institution under the Competitive Equality Banking Act of 1987 ("CEBA"), the Company had to limit AUS's average on-balance sheet asset growth to 7% per annum. For the fiscal CEBA year ended September 30, 1996, AUS's average assets did not exceed the allowable amount and, accordingly, AUS was in full compliance with CEBA growth limits. However, on September 30, 1996 this growth rate provision of CEBA was repealed which has created substantial new flexibility with respect to asset/liability management for AUS and ultimately the Company. The timing and size of securitizations, on-balance sheet liability structure and rapid changes in balance sheet structure have frequently been due to the management of AUS's balance sheet within this growth constraint. As a result of the elimination of this growth restriction, the Company is currently evaluating the corporate structure of its two banking subsidiaries.

         In addition to AUS's total deposits of $1.2 billion, deposits at December 31, 1996 included $705.1 million of time deposits at Advanta National and $50.4 million of deposits at Advanta Financial Corp. ("AFC"), a Utah state-chartered, FDIC-insured industrial loan corporation. AFC's assets and operations are not currently material to the Company, and the Company does not expect them to become material in the near term.

         While there are no specific capital requirements for Advanta Corp., the Office of the Comptroller of the Currency requires that AUS and Advanta National maintain a risk-based capital ratio of at least 8%. Both banks were in excess of the required level and exceeded the minimum capital level of 10% required for designation as a "well-capitalized" depository institution. At December 31, 1996 and 1995, AUS's risk-based capital ratio was 15.84% and 11.56%, respectively. Advanta National's risk-based capital ratio at December 31, 1996 and 1995 was 17.20% and 12.28%, respectively. The Company intends to take the necessary actions to maintain AUS and Advanta National, at a minimum, as "adequately capitalized" banks. In addition, the Company's insurance subsidiaries are subject to certain capital, deposit and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 1996 and 1995 the insurance subsidiaries were in compliance with all requisite rules and regulations.

                                                  Advanta Corp. and Subsidiaries

CAPITAL EXPENDITURES

The Company spent $78.4 million for capital expenditures in 1996, primarily for the purchase of land and a building in Pennsylvania, leasehold improvements to both the Company's new headquarters and a Colorado office building, additional space in existing buildings, office and voice communication equipment and furniture and fixtures. This compared to $20.6 million for capital expenditures in 1995 and $24.1 million in 1994.

         In 1997, the Company anticipates capital expenditures to be comparable to those of 1996 to accommodate growth in its operating units.

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

         The Company's Investment Committee (a management committee) has a counterparty credit policy. This policy details the maximum credit exposure, transaction limit and transaction term for counterparties based on an internally assigned Investment Committee credit rating. Internal counterparty credit ratings reflect the credit ratings from nationally recognized rating agencies, as well as other significant credit factors where appropriate. Each counterparty's credit quality is reviewed as new information becomes available, and, in any case, at least quarterly. Activities with counterparties will be suspended if there is reason to believe that their credit quality is below the Company's set standards.

         For each counterparty, credit exposure amounts are calculated in a stress environment and represent the maximum aggregate credit exposure from derivatives and other capital market transactions the Company is willing to accept from an individually approved counterparty. To manage counterparty exposure, the Company also uses negotiated agreements that establish threshold exposure amounts for each counterparty above which the Company has the right to call for and receive collateral for the amount of such excess, thereby limiting its exposure to the threshold amount. The threshold levels can be fixed or may change as the credit rating of the counterparty changes, and in all cases, the threshold levels are well below the maximum allowable exposure amounts described above.

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

         The Company has a treasury middle office independent of the trading function, which measures, monitors and reports on credit, market and liquidity risk exposures from capital markets, hedging and derivative product activities. It is the responsibility of this department to ensure compliance with respect to the hedging policy, including the counterparty transaction limits, transaction terms and trader authorizations. In addition, this department marks each derivatives position to market on a weekly basis using both internal and external models. These models have been benchmarked against a sample of

                                                  Advanta Corp. and Subsidiaries

derivatives dealers' valuation models for accuracy. Position and counterparty exposure reports are generated and used to manage collateral requirements of the counterparty and the Company.

         All of these procedures and processes are designed to provide reasonable assurance that prior to and after the execution of any derivatives strategy, market, credit and liquidity risks are fully analyzed and incorporated into the Company's asset/liability and risk measurement models and the proper accounting treatment for the transaction is identified and executed.

         During 1996, the FASB issued its exposure draft for accounting for hedging and derivatives. This draft, an attempt to standardize accounting treatment for derivatives and hedging, would materially alter the accounting treatment for the use of such instruments in the reduction of interest rate risk. The FASB is currently reviewing comments received on the exposure draft. The Company is unable to predict the outcome of these deliberations at this time.

CREDIT RISK MANAGEMENT

Management regularly reviews the loan portfolio in order to evaluate the adequacy of the reserve for credit losses. The evaluation includes such factors as the inherent credit quality of the loan portfolio, past experience, current economic conditions, projected credit losses and changes in the composition of the loan portfolio. The reserve for credit losses is maintained for on-balance sheet receivables. The on-balance sheet reserve is intended to cover all credit losses inherent in the owned loan portfolio. With regard to securitized assets, anticipated losses and related recourse reserves are reflected in the calculations of Securitization Income, Amounts due from Credit Card Securitizations and Other Assets. Recourse reserves are intended to cover all probable credit losses over the life of the securitized receivables. Management evaluates both its on-balance sheet and recourse reserve requirements and, as appropriate, effects additions to and/or transfers between these accounts.

         The reserve for credit losses on a consolidated basis was $89.2 million, or 3.4% of owned receivables, at December 31, 1996, compared to $53.5 million, or 1.9% of owned receivables, at December 31, 1995. The reserve for credit losses on a consolidated basis was $41.6 million, or 2.1% of owned receivables, in 1994.

ASSET QUALITY

Impaired assets include both nonperforming assets (personal finance loans and business loans and leases past due 90 days or more, real estate owned, bankrupt, decedent and fraudulent credit card accounts, and off-lease equipment) and accruing loans past due 90 days or more on credit cards. The carrying value for real estate owned is based on net realizable value after taking into account holding costs and costs of disposition and is reflected in other assets.

         Gross interest income that would have been recorded in 1996 and 1995 for owned nonperforming assets, had interest been accrued throughout the year in accordance with the assets' original terms, was approximately $3.7 million and $4.0 million, respectively. The amount of interest on nonperforming assets included in income for 1996 and 1995 was $.7 million and $1.3 million, respectively.

         In the third quarter of 1996, the Company adopted a new charge-off methodology related to bankrupt credit card accounts, providing for up to a 90-day (rather than up to a 30-day) investigative period following notification of the bankruptcy petition, prior to charge-off. This new methodology is consistent with others in the credit card industry. The 1996 credit statistics set forth in the following table reflect this change in methodology.

         On the total managed portfolio, impaired assets were $420.5 million, or 2.6% of receivables, at year end 1996 compared to $167.1 million, or 1.4% of receivables, in 1995. Nonperforming assets on the total managed portfolio were $191.7 million, or 1.2% of receivables, compared to $82.2 million, or .7%, in 1995. The total managed charge-off rate for 1996 was 3.2%, compared to 2.2% for 1995. The charge-off rate on managed credit cards was 3.7% for 1996 compared to 2.5% for 1995. As of March 17, 1997, the Company was projecting estimated 1997 charge-off rates on the total managed portfolio of 5.2%-5.6% for the first quarter and 5.0%-6.0% for the full year, and rates on managed credit cards of 6.6%-7.0% for the first quarter and 6.5%-7.5% for the full year.

                                                  Advanta Corp. and Subsidiaries

         The 30 day and over delinquency rate on the managed portfolio rose to 5.4% at December 31, 1996 compared to 3.3% at December 31, 1995. The 30 day and over delinquency rate on managed credit cards was 5.0% at year end 1996 compared to 2.6% at year end 1995. As of March 17, 1997, the Company was projecting estimated 30 day and over delinquency rates as of March 31, 1997 of 5.7%-6.1% of the total managed portfolio, and of 5.2%-5.6% of managed credit cards.

         Past due loans represent accruing loans that are past due 90 days or more as to collection of principal and interest. Credit card receivables, except those on bankrupt, decedent and fraudulent accounts, continue to accrue interest until the time they are charged off at 186 days contractual delinquency. In contrast, all personal finance loans and business loans and leases are put on nonaccrual status when they become 90 days past due.

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

                                                  Advanta Corp. and Subsidiaries

         The following tables provide a summary of reserves, impaired assets, delinquencies and charge-offs for the past five years:

(in thousands)                                                                  December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                    1996            1995            1994            1993            1992
                                                 ----------      ----------      ----------      ----------      ----------
CONSOLIDATED-MANAGED
Nonperforming assets                               $191,668        $ 82,171        $ 61,587        $ 63,589        $ 57,797
Accruing loans past due 90 days or more             228,845          84,892          40,837          31,514          34,890
Impaired assets                                     420,513         167,063         102,424          95,103          92,687
Total loans 30 days or more delinquent              886,717         404,072         220,390         186,297         184,670
As a percentage of gross receivables:
  Nonperforming assets                                  1.2%             .7%             .8%            1.2%            1.6%
  Accruing loans past due 90 days or more               1.4%             .7%             .5%             .6%             .9%
  Impaired assets                                       2.6%            1.4%            1.3%            1.8%            2.5%
  Total loans 30 days or more delinquent:
    New methodology(1)                                  5.4%
    Prior methodology(2)                                5.2%            3.3%            2.7%            3.6%            5.0%
Net charge-offs:
  Amount                                           $479,992        $212,865        $139,676        $122,715        $108,606
  As a percentage of gross receivables:
    New methodology(1)                                  3.2%
    Prior methodology(2)                                3.5%            2.2%            2.3%            2.9%            3.4%
                                                   --------        --------        --------        --------        --------
CREDIT CARDS-MANAGED
Nonperforming assets                               $ 89,064        $ 20,516        $ 14,227        $ 10,881        $  7,592
Accruing loans past due 90 days or more             228,822          84,878          40,721          31,489          34,890
Impaired assets                                     317,886         105,394          54,948          42,370          42,482
Total loans 30 days or more delinquent              632,083         262,299         133,121          94,035          99,308
As a percentage of gross receivables:
  Nonperforming assets                                   .7%             .2%             .2%             .3%             .3%
  Accruing loans past due 90 days or more               1.8%             .8%             .6%             .8%            1.3%
  Impaired assets                                       2.5%            1.1%             .8%            1.1%            1.6%
  Total loans 30 days or more delinquent:
    New methodology(1)                                  5.0%
    Prior methodology(2)                                4.6%            2.6%            2.0%            2.4%            3.7%
Net charge-offs:
  Amount                                           $451,239        $193,160        $115,218        $105,966        $100,465
  As a percentage of gross receivables:
    New methodology(1)                                  3.7%
    Prior methodology(2)                                4.1%            2.5%            2.5%            3.5%            4.5%
                                                   --------        --------        --------        --------        --------
PERSONAL FINANCE LOANS-MANAGED(3)(4)
Nonperforming assets                               $ 93,101        $ 56,743        $ 44,678        $ 50,418        $ 46,755
Total loans 30 days or more delinquent              194,412         106,223          65,966          75,747          69,962
As a percentage of gross receivables:
  Nonperforming assets                                  3.4%            3.2%            3.3%            4.4%            5.1%
  Total loans 30 days or more delinquent                7.1%            5.9%            4.9%            6.6%            7.7%
Net charge-offs:
  Amount                                           $ 14,981        $ 13,836        $ 20,709        $ 13,991        $  5,924
  As a percentage of gross receivables                   .7%             .9%            1.7%            1.3%             .8%
                                                   --------        --------        --------        --------      ----------
BUSINESS LOANS AND LEASES-MANAGED(5)
Nonperforming assets                               $  9,503        $  4,912        $  2,682        $  2,290      $    3,432
Total loans 30 days or more delinquent               59,880          35,274          20,972          16,476          15,320
As a percentage of receivables:
  Nonperforming assets                                  1.2%            1.3%            1.0%            1.3%            2.5%
  Total loans 30 days or more delinquent                7.3%            9.3%            7.9%            9.7%           11.1%
Net charge-offs:
  Amount                                           $ 13,777        $  5,846        $  3,747        $  2,759        $  2,352
  As a percentage of receivables                        2.3%            1.9%            1.9%            1.9%            2.2%
                                                   --------        --------        --------        --------        --------

(1) The 1996 figures reflect the adoption of a new charge-off methodology in August 1996 relating to credit card bankruptcies (see Asset Quality).

(2) Pro forma calculation reflecting charge-off of all credit card bankruptcies within 30 days of notification.

(3) In 1994, the Company implemented a new mortgage loan charge-off policy (see Asset Quality).

(4) Includes mortgage, home equity and auto loans beginning in 1996.

(5) Includes leases and business cards beginning in 1996.

                                                  Advanta Corp. and Subsidiaries

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
CONSOLIDATED BALANCE SHEETS

(in thousands)                                                        December 31,
                                                              ---------------------------
                                                                  1996            1995
                                                              -----------      ----------
ASSETS
Cash                                                           $  165,875      $   45,714
Federal funds sold                                                338,926         146,375
Interest-bearing deposits                                         546,783         410,709
Investments available for sale                                    785,600         532,963
Loan and lease receivables, net:
  Available for sale                                            1,476,146       1,079,478
  Other loan and lease receivables, net                         1,136,857       1,699,771
                                                               ----------      ----------
Total loan and lease receivables, net                           2,613,003       2,779,249
Premises and equipment (at cost, less accumulated
  depreciation of $53,979 in 1996 and $37,621 in 1995)            108,130          43,453
Amounts due from credit card securitizations                      399,359         190,819
Other assets                                                      626,283         374,977
                                                               ----------      ----------
TOTAL ASSETS                                                   $5,583,959      $4,524,259
                                                               ==========      ==========
LIABILITIES
Deposits:
  Noninterest-bearing                                          $   28,302      $   91,721
  Interest-bearing                                              1,831,756       1,814,880
                                                               ----------      ----------
Total deposits                                                  1,860,058       1,906,601
Long-term debt                                                  1,393,095         587,877
Other borrowings                                                1,068,989       1,216,127
Other liabilities                                                 309,781         140,690
                                                               ----------      ----------
TOTAL LIABILITIES                                               4,631,923       3,851,295
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
solely
  subordinated debentures of the Company                          100,000               0
STOCKHOLDERS' EQUITY (SEE NOTE 9)
Class A preferred stock, $1,000 par value:
  Authorized, issued and outstanding - 1,010 shares
  in 1996 and 1995                                                  1,010           1,010
Class B preferred stock, $.01 par value:
  Authorized - 1,000,000 shares;
  Issued - 25,000 shares in 1996 and 1995                               0               0
Class A common stock, $.01 par value;
  Authorized - 200,000,000 shares;
  Issued - 17,945,471 shares in 1996
  and 17,481,022 shares in 1995                                       179             175
Class B common stock, $.01 par value
  Authorized - 200,000,000 shares;
  Issued - 25,592,764 shares in 1996
   and 24,007,352 shares in 1995                                      256             240
Additional paid-in capital, net                                   309,250         280,294
Retained earnings, net                                            541,383         391,245
  Less: Treasury stock at cost,
  1,231 Class B common shares in 1996                                 (42)              0
                                                               ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                                        852,036         672,964
                                                               ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $5,583,959      $4,524,259
                                                               ==========      ==========

See Notes to Consolidated Financial Statements

                                                  Advanta Corp. and Subsidiaries

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)
                                                              Year Ended December 31,
                                                        1996            1995           1994
                                                     ---------        --------       --------
Interest income:
  Loans and leases                                    $267,823        $189,983       $135,429
  Investments:
    Taxable                                             79,640          46,574         26,552
    Exempt from federal income tax                         502           2,375          3,158
                                                      --------        --------       --------

Total investments                                       80,142          48,949         29,710
                                                      --------        --------       --------
Total interest income                                  347,965         238,932        165,139
                                                      --------        --------       --------
Interest expense:
  Deposits                                             110,879          72,812         48,268
  Debt                                                 118,612          67,908         36,347
  Other borrowings                                      40,209          25,312         10,143
                                                      --------        --------       --------
Total interest expense                                 269,700         166,032         94,758
                                                      --------        --------       --------
Net interest income                                     78,265          72,900         70,381
                                                      --------        --------       --------
Provision for credit losses                             96,862          53,326         34,198
                                                      --------        --------       --------
Net interest income after provision for credit
  losses                                               (18,597)         19,574         36,183
Noninterest revenues:
  Gain on sale of credit cards                          33,820               0         18,352
  Other noninterest revenues                           772,712         543,014        377,456
                                                      --------        --------       --------
Total noninterest revenues                             806,532         543,014        395,808
                                                      --------        --------       --------
Operating expenses:
  Amortization of credit card deferred
    origination costs, net                              88,517          72,258         39,381
  Other operating expenses                             434,657         278,427        227,403
                                                      --------        --------       --------
Total operating expenses                               523,174         350,685        266,784
                                                      --------        --------       --------
Income before income taxes                             264,761         211,903        165,207
Provision for income taxes                              89,104          75,226         59,144
                                                      --------        --------       --------
Net income                                            $175,657        $136,677       $106,063
                                                      ========        ========       ========
Earnings per common share (See Note 1)                $   3.89        $   3.20       $   2.58
                                                      ========        ========       ========
Weighted average common shares outstanding              45,073          42,670         41,046
                                                      ========        ========       ========


See Notes to Consolidated Financial Statements

                                                  Advanta Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
($ in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Unrealized
                                                                                          Investment                        Total
                            Class A      Class B    Class A  Class B  Additional  Deferred  Holding                         Stock-
                            Preferred   Preferred    Common   Common   Paid-In    Compen-   Gains     Retained   Treasury  holder's
                              Stock       Stock      Stock     Stock   Capital    sation    (Losses)   Earnings   Stock     Equity
                            ---------   ---------   --------   ------  --------  --------   -------   --------    -----    --------
Balance at Dec. 31, 1993    $   1,010   $       0   $    172   $  226  $177,654  $(11,008)  $   524   $174,163  $     0    $342,741
Change in unrealized
  appreciation of
  investments                                                                                (7,062)                         (7,062)
Preferred and common
  cash dividends declared                                                                               (9,877)              (9,877)
Exercise of stock options                                  1        2     1,671                                     184       1,858
Issuance of stock:
  Benefit plans                                                     3    11,543    (9,542)                          636       2,640
Amortization of deferred
  compensation                                                                      5,327                                     5,327
Termination-benefit plans                                                  (190)    1,010                          (820)          0
Net Income                                                                                             106,063              106,063
                            ---------   ---------   --------   ------  --------  --------   -------   --------  -------    --------
Balance at Dec. 31, 1994        1,010           0        173      231   190,678   (14,213)   (6,538)   270,349        0     441,690
Change in unrealized
  appreciation of
  investments                                                                                 6,258                           6,258
Preferred and common
  cash dividends declared                                                                              (15,501)             (15,501)
Exercise of stock options                                  2        3    2,049                                       59       2,113
Issuance of stock:
  Public offering                               0                        88,927                                              88,927
  Benefit plans                                                     6    18,360   (16,523)                        1,296       3,139
Amortization of deferred
  compensation                                                                      7,661                                     7,661
Termination/tax benefit-
  benefit plans                                                           1,917     1,438                        (1,355)      2,000
Net Income                                                                                             136,677              136,677
                            ---------   ---------   --------   ------  --------  --------   -------   --------  -------    --------
Balance at Dec. 31, 1995        1,010           0        175      240   301,931   (21,637)     (280)   391,525        0     672,964
Change in unrealized
  appreciation of
  investments                                                                                  (338)                           (338)
Preferred and common
  cash dividends declared                                                                              (24,588)             (24,588)
Exercise of stock options                                  4        7     7,503                                               7,514
Issuance of stock:
  Benefit plans                                                     9    36,000   (33,815)                        2,228       4,422
Amortization of deferred
  compensation                                                                     11,960                                    11,960
Termination/tax benefit-
  benefit plans                                                           5,045     2,263                        (2,270)      5,038
Foreign currency
  translation adjustment                                                                                  (593)                (593)
Net Income                                                                                             175,657              175,657
                            ---------   ---------   --------   ------  --------  --------   -------   --------  -------    --------
Balance at Dec. 31, 1996    $   1,010   $       0   $    179   $  256  $350,479  $(41,229)  $  (618)  $542,001  $   (42)   $852,036
                            =========   =========   ========   ======  ========  ========   =======   ========  =======    ========

See Notes To Consolidated Financial Statements

                                                  Advanta Corp. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)                                                                      Year Ended December 31,
                                                                          ---------------------------------------------------
                                                                              1996               1995               1994
                                                                          ------------        -----------        -----------
OPERATING ACTIVITIES
Net income                                                                $    175,657        $   136,677        $   106,063
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity securities gains                                                       (4,074)            (6,776)                 0
  Depreciation and amortization of intangibles                                  19,335             10,802              7,907
  Provision for credit losses                                                   96,862             53,326             34,198
  Change in other assets and amounts due from securitizations                 (287,798)          (127,931)           (43,599)
  Change in other liabilities                                                  147,276             51,757             27,616
  Gain on securitization of receivables                                        (89,843)           (35,652)           (27,189)
                                                                          ------------        -----------        -----------
Net cash provided by operating activities                                       57,415             82,203            104,996
INVESTING ACTIVITIES
  Purchase of investments available for sale                               (30,770,841)        (3,313,555)        (1,804,963)
  Proceeds from sale of investments available for sale                       1,119,231          1,683,934            623,663
  Proceeds from maturing investments available for sale                     29,388,538          1,430,276          1,159,702
  Change in fed funds sold and interest-bearing deposits                      (303,435)          (202,262)           (34,973)
  Change in credit card receivables, excluding sales                        (3,329,603)        (4,179,735)        (2,787,652)
  Proceeds from sales/securitizations of receivables                         5,385,055          4,331,739          2,738,740
  Purchase of personal finance loan/lease portfolios                          (288,753)          (214,094)          (143,804)
  Principal collected on personal finance loans                                 60,544             30,945             25,753
  Personal finance loans made to customers                                  (1,267,073)          (608,064)          (451,892)
  Purchase of premises and equipment                                           (84,167)           (20,652)           (24,088)
  Proceeds from sale of premises and equipment                                     574                 20                647
  Excess of cash collections over income
     recognized on direct financing leases                                      78,282             38,910             21,691
  Equipment purchased for direct financing lease contracts                    (325,729)          (235,773)          (160,080)
  Change in business card receivables, excluding sales                        (262,064)           (43,684)            (2,769)
  Net change in other loans                                                    (11,553)            (4,062)               (75)
                                                                          ------------        -----------        -----------
Net cash used by investing activities                                         (610,994)        (1,306,057)          (840,100)
FINANCING ACTIVITIES
  Change in demand and savings deposits                                        (11,277)             3,023            112,048
  Proceeds from deposits sold                                                        0             30,018                  0
  Proceeds from sales of time deposits                                       1,481,557          1,322,388            448,624
  Payments for maturing time deposits                                       (1,516,823)          (608,186)          (656,195)
  Change in repurchase agreements and term fed funds                          (433,000)            47,545            395,455
  Proceeds from issuance of subordinated/senior debt                            41,076             59,256             39,437
  Payments on redemption of subordinated/senior debt                           (38,541)           (64,642)           (58,618)
  Proceeds from issuance of medium-term notes                                  720,545            165,052            344,787
  Payments on maturity of medium-term notes                                   (494,400)           (20,000)                 0
  Change in notes payable                                                      837,210            212,730            127,489
  Proceeds from issuance of capital securities                                 100,000                  0                  0
  Proceeds from issuance of stock                                               11,974             94,179              4,498
  Cash dividends paid                                                          (24,581)           (15,501)            (9,877)
                                                                          ------------        -----------        -----------
Net cash provided by financing activities                                      673,740          1,225,862            747,648
                                                                          ------------        -----------        -----------
Net increase in cash                                                           120,161              2,008             12,544
Cash at beginning of year                                                       45,714             43,706             31,162
Cash at end of year                                                       $    165,875        $    45,714        $    43,706
                                                                          ============        ===========        ===========

See Notes to Consolidated Financial Statements

                                                  Advanta Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Advanta Corp. (the "Company"), a Delaware corporation, is a financial services company which provides a variety of products to consumers and small businesses. The Company services approximately 6 million customers and manages receivables in excess of $16 billion. The Company issues credit cards primarily through its two wholly owned subsidiaries Advanta National Bank USA ("AUS") and Advanta National Bank ("Advanta National" or "ANB", and together with AUS, "the Banks"). Substantially all of the Company's credit card processing is performed by a single outside third party processor. Total managed credit card receivables at December 31, 1996 totaled $12.7 billion. The Company also operates through other wholly owned subsidiaries including: Advanta Mortgage Corp. USA ("AMC") which originates mortgage loans, Advanta Business Services Corp. ("ABS") which provides small ticket equipment leases and markets business credit cards to businesses, and Advanta Life Insurance Company which reinsures or writes various credit insurance products available to the Company's customers. Managed receivables for AMC and ABS totaled approximately $2.8 billion and $.8 billion, respectively, at December 31, 1996.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

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

CREDIT CARD ORIGINATION COSTS, SECURITIZATION INCOME AND FEES
Credit Card Origination Costs

The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements approximated $54.6 million in 1996, $71.9 million in 1995 and $55.2 million in 1994.

         The Company amortizes deferred credit card origination costs following the consensus reached at the May 20, 1993 meeting of the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") regarding the acquisition of individual credit card accounts from independent third parties (EITF Issue 93-1). Under this consensus amounts paid to third parties are deferred and amortized on a straight-line basis over one year. Costs incurred for originations which were initiated prior to May 20, 1993 continue to be amortized over a 60 month period as was the practice prior to the EITF Issue 93-1 consensus.

Credit Card Securitization Income

                                                  Advanta Corp. and Subsidiaries

Since 1988, the Company, through its subsidiaries AUS and Advanta National, has completed credit card securitizations totaling $12.2 billion in receivables. See
Note 3 and Note 16. In each transaction, credit card receivables were transferred to a trust and interests in the trust were sold to investors for cash. The Company records excess servicing income on credit card securitizations representing additional cash flow from the receivables initially sold based on estimates of the repayment term, including prepayments. As the estimates used to record excess servicing income are influenced by factors outside the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Excess servicing income recorded at the time of each transaction is substantially offset by the establishment of recourse reserves for anticipated charge-offs. During the "revolving period" of each trust, income is recorded based on additional cash flows from the new receivables which are sold to the trusts on a continual basis to replenish the investors' interest in trust receivables which have been repaid by the credit cardholders. Credit card securitization activities were affected by the adoption in the third quarter of 1996 of a new charge-off methodology relating to bankruptcies (see Credit Losses below), the upward repricing of interest rates and fees, increases in charge-offs and the related impact on reserves, all of which had an approximate $50 million impact (earnings increase) in 1996, as well as a 57% increase in average securitized receivables.

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

INVESTMENTS AVAILABLE FOR SALE

Investments available for sale include securities that the Company sells from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as Available for Sale are reported at market value under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, unrealized gains and losses on these securities (except those held by the Company's venture capital unit, Advanta Partners LP) are reported as a separate component of stockholders' equity and included in retained earnings. Changes in the fair value of Advanta Partners LP investments are reported in noninterest revenues as equity securities gains or losses. The fair value of publicly traded investments takes into account their quoted market prices with adjustments made for liquidity or sale restrictions. For investments that are not publicly traded, estimates of fair value have been made by management that considered several factors including the investees' financial results, conditions and prospects, and the values of comparable public companies. Because of the nature of these investments, the equity method of accounting is not used in situations where the Company has a greater than 20 percent ownership interest.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses various derivative financial instruments ("derivatives") such as interest rate swaps and caps, forward contracts, options on securities, and financial futures as part of its risk management strategy to reduce interest rate and foreign currency exposures, and where appropriate, to synthetically lower its cost of funds. Derivatives are classified as hedges or synthetic alterations of specific on-balance sheet items, off-balance sheet items or anticipated transactions. In order for derivatives to qualify for hedge accounting treatment the following conditions must be met: 1) the underlying item being hedged by derivatives exposes the Company to interest rate or foreign currency risks, 2) the derivative used serves to reduce the Company's sensitivity to interest rate or foreign currency risks, and 3) the derivative used is designated and deemed effective in hedging the Company's exposure to interest rate or foreign currency risks. In addition to meeting these conditions, anticipatory hedges must demonstrate that the anticipated transaction being hedged is probable to occur and the expected terms of the transaction are identifiable.

                                                  Advanta Corp. and Subsidiaries

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

         Derivatives not qualifying for hedge or synthetic accounting treatment would be carried at market value with realized and unrealized gains and losses included in noninterest revenues. At December 31, 1996, 1995 and 1994, all the Company's derivatives qualified as hedges or synthetic alterations.

INCOME FROM PERSONAL FINANCE ACTIVITIES

The Company, through its subsidiaries, sells mortgage and home equity loans through both secondary market securitizations and whole loan sales, typically with servicing retained. Income is recognized at the time of sale approximately equal to the present value of the anticipated future cash flows resulting from the retained yield adjusted for an assumed prepayment rate, net of any anticipated charge-offs, and allowing for a normal servicing fee. As these estimates are influenced by factors outside the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Changes in the anticipated future cash flows, as well as the receipt of cash flows which differ from those projected, affect the recognition of current and future income from personal finance activities. Also included in income is any difference between the net sales proceeds and the carrying value of the mortgage loans sold at the time of the transaction. See
Note 3 and Note 16. The carrying value includes deferred loan origination fees and costs which include certain fees and costs related to acquiring and processing a loan held for resale. These deferred origination fees and costs are netted against income from personal finance activities when the loans are sold. Income from personal finance activities includes loan servicing fees equal to
 .5% of the outstanding balance of securitized loans less amortization of previously recorded mortgage servicing assets and loan servicing fees on mortgage loan portfolios which were never owned by the Company ("contract servicing").

INCOME FROM BUSINESS LOAN AND LEASE SECURITIZATIONS

The Company, through its subsidiaries, sells business loans and leases through secondary market securitizations. The Company records excess servicing income on lease securitizations approximately equal to the present value of the anticipated future cash flows net of anticipated charge-offs, partially offset by deferred initial direct costs, transaction expenses and estimated credit losses under certain recourse requirements of the transactions. Also included in income is the difference between the net sales proceeds and the carrying amount of the receivables sold. Subsequent to the initial sale, securitization income is recorded in proportion to the actual cash flows received from the trusts. The Company records excess servicing income on business card securitizations representing additional cash flow from the receivables initially sold based on estimates of the repayment term, including prepayments. Excess servicing income recorded at the time of each transaction is substantially offset by the establishment of recourse reserves for anticipated charge-offs. As the estimates to record excess servicing income are influenced by factors outside the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. During the "revolving period" of each trust, income is recorded based on additional cash flows from the new receivables which are sold to the trusts on a continual basis to replenish the investors' interest in trust receivables which have been repaid by the credit cardholders. See Note 3 and Note 16.

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

                                                  Advanta Corp. and Subsidiaries

CREDIT LOSSES

The Company's charge-off policy, as it relates to consumer credit card accounts, is to charge-off a receivable, if not paid, at 186 days contractual delinquency. Accounts suspected of being fraudulent are written off after a 90 day investigation period, unless the investigation shows no evidence of fraud.

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

GOODWILL

Goodwill, representing the cost of investments in subsidiaries and affiliated companies in excess of net assets acquired at acquisition, is amortized on a straight-line basis for a period of up to 25 years.

STOCK-BASED COMPENSATION

The FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The Company chose to apply certain allowable accounting provisions, and as such continues to account for these plans under APB Opinion No. 25. No adjustments to reported net income or earnings per share are required, however certain disclosures required under SFAS 123 are reported in Note 11.

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

CASH FLOW REPORTING

For purposes of reporting cash flows, cash includes cash on hand and amounts due from banks. Cash paid during 1996, 1995 and 1994 for interest was $241.1 million, $147.2 million and $91.5 million, respectively. Cash paid for taxes during these periods were $45.1 million, $43.9 million and $60.9 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

                                                  Advanta Corp. and Subsidiaries

The FASB has issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and will be applied prospectively. Under SFAS 125, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. The adoption of SFAS 125 is not expected to have a material effect on the Company's financial statements.

NOTE 2. LOAN AND LEASE RECEIVABLES

Loan and lease receivables consisted of the following:

                                                       December 31,
                                              ------------------------------
                                                  1996               1995
                                              -----------        -----------
Credit cards(A)                               $ 2,045,219        $ 2,338,280
Personal finance loans(B)(C)                      376,260            321,711
Business loans and leases(D)                      214,327             93,660
Other loans                                        20,835              9,276
                                              -----------        -----------
  Gross loan and lease receivables              2,656,641          2,762,927
                                              -----------        -----------
Add:  Deferred origination
  costs, net of deferred fees(E)                   45,546             69,816
Less:  Reserve for credit losses:
  Credit cards                                    (76,084)           (36,889)
  Personal finance loans                           (8,785)            (3,360)
  Business loans and leases                        (4,241)              (977)
  Other                                               (74)           (12,268)
                                              -----------        -----------
  Total                                           (89,184)           (53,494)
                                              -----------        -----------
Net loan and lease receivables                $ 2,613,003        $ 2,779,249
                                              ===========        ===========


(A) Includes credit card receivables available for sale of $1.1 billion and $776.7 million in 1996 and 1995, respectively.

(B)  Includes mortgage, home equity and auto loans beginning in 1996.

(C) Includes personal finance loan receivables available for sale of $337.3 million and $279.4 million in 1996 and 1995, respectively and is net of unearned income of $2.5 million in 1996.

(D) Includes business loans and leases available for sale of $71.9 million and $18.0 million in 1996 and 1995, respectively, and is net of unearned income of $20.9 million and $15.9 million in 1996 and 1995, respectively. Also includes residual interest for both years.

(E) Includes approximately $4.0 million and $5.3 million in 1996 and 1995, respectively, related to loan and lease receivables available for sale.

                                                  Advanta Corp. and Subsidiaries


Receivables serviced for others consisted of the following items:

                                                     December 31,
                                            ----------------------------
                                                1996             1995
                                            -----------       ----------
Credit cards                                $10,646,177       $7,692,463
Personal finance loans(A)                     2,377,430        1,475,871
Business loans and leases                       608,945          284,094
                                            -----------       ----------
   Total                                    $13,632,552       $9,452,428
                                            ===========       ==========

(A) Excludes mortgage loans which were not originated by the Company, but which the Company services for a fee ("contract servicing"). Contract servicing receivables were $3.7 billion and $.6 billion at December 31, 1996 and 1995, respectively.

The geographic concentration of managed receivables was as follows:


                                                              December 31,
                                        ------------------------------------------------------
                                                 1996                            1995
                                        -----------------------        -----------------------
                                        RECEIVABLES         %          Receivables         %
                                        -----------       -----        -----------       -----
California                              $ 2,559,128        15.7%       $ 2,043,281        16.7%
New York                                  1,283,895         7.9            983,832         8.1
Texas                                     1,003,641         6.2            692,665         5.7
Florida                                     902,692         5.5            640,859         5.3
New Jersey                                  731,055         4.5            599,867         4.9
All other                                 9,808,782        60.2          7,254,851        59.3
Total managed receivables               $16,289,193       100.0%       $12,215,355       100.0%
                                        ===========       =====        ===========       =====

         In the normal course of business, the Company makes commitments to extend credit to its credit card customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. The Company does not require collateral to support this financial commitment. At December 31, 1996 and 1995, the Company had $41.2 billion and $33.3 billion, respectively, of commitments to extend credit outstanding for which there is potential credit risk. The Company believes that its customers' utilization of these lines of credit will continue to be substantially less than the amount of the commitments, as has been the Company's experience to date. At December 31, 1996 and 1995, outstanding managed consumer and business credit card receivables represented 32% and 30%, respectively, of outstanding commitments.

NOTE 3. CREDIT CARD, PERSONAL FINANCE AND BUSINESS LOAN AND LEASE
SECURITIZATIONS

AUS and Advanta National together had securitized credit card receivables outstanding of $10.6 billion at December 31, 1996. In each securitization transaction, credit card receivables were transferred to a trust which issued certificates representing ownership interests in the trust primarily to institutional investors. The Banks retained a participation interest in each trust, reflecting the excess of the total amount of receivables transferred to the trust over the portion represented by certificates sold to investors. The retained participation interests in the credit card trusts were $.9 billion and $1.5 billion at December 31, 1996 and 1995, respectively. Although the Banks continue to service the underlying credit card accounts and maintain the customer relationships, these transactions are treated as sales for financial reporting purposes to the extent of the investors' interests in the trusts. Accordingly, the associated receivables are not reflected on the balance sheet.

         The Banks are subject to certain recourse provisions in connection with these securitizations. At December 31, 1996 and 1995, the Banks had reserves of $334.6 million and $167.4 million, respectively, related to these recourse provisions. These reserves are netted against the amounts due from credit card securitizations. At December 31, 1996, the Company had amounts receivable from credit card securitizations, including related interest-bearing deposits, of $733.3 million, $333.9 million of which constitutes amounts which are subject to liens by the providers of the credit enhancement facilities for the individual securitizations and is net of amounts awaiting distribution to investors. At December 31, 1995, the amounts receivable were $453.2 million and amounts subject to lien (net of amounts due to investors) were $262.4 million.

                                                  Advanta Corp. and Subsidiaries

         At December 31, 1996, the Company had $2.4 billion of securitized personal finance loans outstanding which are subject to certain recourse provisions. The Company had reserves of $64.4 million and $27.2 million at year end 1996 and 1995, respectively, related to these recourse provisions which are netted against the excess mortgage servicing rights. See Note 16. At December 31, 1996, the Company had amounts receivable from personal finance loan sales and securitizations of $260.2 million, $96.5 million of which was subject to liens. At December 31, 1995, the amounts receivable and amounts subject to lien were $162.4 million and $58.1 million, respectively.

         At December 31, 1996, the Company had $609 million of securitized business loans and leases outstanding which are subject to certain recourse provisions. There were reserves of $22.2 million and $15.3 million at year end 1996 and 1995, respectively, related to these recourse provisions which are netted against the excess servicing on business loan and lease securitizations. See Note 16. The Company had accounts receivable from business loan and lease securitizations of $27.6 million at year end 1996 and $22.2 million at year end 1995, of which $8.1 million and $7.5 million, respectively, were subject to liens by providers of the credit enhancement facilities. Total interest in residuals for business loan and lease assets sold at December 31, 1996 and 1995, was $32.1 million and $22.4 million respectively, and is also subject to recourse provisions.

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

         Any adjustments to the reserves (net of transfers between on-and off-balance sheet reserves) are reported in the Consolidated Income Statements in the periods they become known.

                                                  Advanta Corp. and Subsidiaries

         The following table displays five years of reserve history:

RESERVE FOR CREDIT LOSSES

                                                              Year Ended December 31,
 .................................. .............. ............... .............. ............. ............
                                          1996            1995          1994           1993         1992
------------------------------------------------- --------------- ------------- -------------- ------------
Balance at January 1                   $  53,494       $  41,617      $  31,227     $  40,228    $  36,355
Provision for credit losses               96,862          53,326         34,198        29,802       47,138
Transfer of reserves from/(to)
  recourse reserves                        3,000           1,100         11,485      (12,027)      (3,300)
Reserves on receivables purchased          6,404               0              0             0            0
Gross credit losses:
  Credit cards                          (73,466)        (41,779)       (28,646)      (33,805)     (46,477)
  Personal finance loans                 (3,473)         (6,038)       (11,731)       (2,247)      (1,488)
  Business loans and leases              (3,444)         (1,413)        (1,053)       (1,376)      (1,930)
  Other loans                               (13)            (38)           (44)          (93)         (73)
 .................................. .............. ............... .............. ............. ............
Total credit losses                     (80,396)        (49,268)       (41,474)      (37,521)     (49,968)
 .................................. .............. ............... .............. ............. ............
Recoveries:
  Credit cards                             8,945           6,354          5,958        10,182        9,095
  Personal finance loans                     414              76             42            40           37
  Business loans and leases                  442             274            139           429          663
  Other loans                                 19              15             42            94          208
---------------------------------- -------------- --------------- -------------- ------------- ------------
Total recoveries                           9,820           6,719          6,181        10,745       10,003
---------------------------------- -------------- --------------- -------------- ------------- ------------
Net credit losses                       (70,576)        (42,549)       (35,293)      (26,776)     (39,965)
---------------------------------- -------------- --------------- -------------- ------------- ------------
Balance at December 31                 $  89,184       $  53,494      $  41,617     $  31,227    $  40,228
---------------------------------- -------------- --------------- -------------- ------------- ------------

NOTE 5.  INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consisted of the following:

                                                                          December 31,
------------------------------      ---------------------------- ----------------------------------------------- ---------
                                                       1996                                          1995
------------------------------       --------- ----------  ---------- --------- ---------- ---------- ---------- --------
                                               Gross       Gross                           Gross      Gross
                                     Amortized Unrealized  Unrealized Market    Amortized  Unrealized Unrealized Market
                                     Cost      Gains       Losses     Value     Cost       Gains      Losses     Value
-------------------------------      --------- ----------  ---------- --------- ---------- ---------- ---------- --------
U. S. Treasury  & other U.S.
  Government Securities               $645,113   $    21    $  (677)  $644,457  $405,614   $      70  $  (286)   $405,398
State and  municipal securities          3,640        38          0      3,678    24,239          52        0      24,291
Collateralized  mortgage
  obligations                            7,624         9       (108)     7,525     8,066           0     (101)      7,965
Mortgage- backed securities             41,493        45       (464)    41,074    36,599           0     (103)     36,496
Equity securities                       55,115    21,155     (6,250)    70,020    37,860       4,307     (250)     41,917
Other                                   18,850         0         (4)    18,846    16,897           0       (1)     16,896
------------                         --------- ---------  ---------   --------  --------   ---------  --------   --------
Total                                 $771,835   $21,268    $(7,503)  $785,600  $529,275   $   4,429  $   (741)  $532,963
------------                         --------- ---------  ---------   --------  --------   ---------  --------   --------


------------                      ----------------------------------------
                                                     1994
------------                      --------- ---------  ---------  --------
                                             Gross     Gross
                                  Amortized Unrealized Unrealized Market
                                  Cost      Gains      Losses     Value
------------                      --------- ---------  ---------  --------
U. S. Treasury & other U.S.
  Government Securities            $192,994  $   0      $ (4,509)  $188,485
State and municipal securities       78,884      0        (1,676)    77,208
Collateralized mortgage
  obligations                         8,584      0          (672)     7,912
Mortgage- backed securities          34,555      0        (2,829)    31,726
Equity securities                    13,056      0          (372)    12,684
Other                                   745      0            (1)       744
------------                       --------  -----      --------   --------
Total                              $328,818  $   0      $(10,059)  $318,759
------------                       --------  -----      --------   --------

                                                  Advanta Corp. and Subsidiaries

         At December 31, 1996, investment securities with a book value of $2,916 were pledged at the Federal Reserve Bank. At December 31, 1995, investment securities with a book value of $4,139 were pledged at the Federal Reserve Bank and as collateral for derivatives transactions. At December 31, 1996, 1995 and 1994, investment securities with a book value of $6,395, $6,281, and $7,133, respectively, were deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers. At December 31, 1996, $13,765 of net unrealized gains on securities was included in investments available for sale. During 1996, the net change in unrealized gains/losses on available for sale securities included as a separate component of stockholders' equity was a decrease of $338.

         Maturity of investments available for sale at December 31, 1996 was as follows:

                                      Amortized     Market
                                           Cost      Value
                                      .....................
Due in 1 year                          $592,720   $592,639
Due after 1 but within 5 years           54,293     53,734
Due after 5 but within 10 years           1,740      1,762
Due after 10 years                            0          0
-----------------------------------------------------------
  Subtotal                              648,753    648,135
Mortgage-backed CMO and MBS              49,117     48,599
Equity and other securities              73,965     88,866
-----------------------------------------------------------
Total investments                      $771,835   $785,600
-----------------------------------------------------------

         During 1996, proceeds from sales of available for sale securities were $1,114,000. Gross gains of $2,492 and losses of $110 were realized on these sales. Of the gross gains, $2,448 relate to investments held by the Company's venture capital unit. Proceeds during 1995 were $1,689,000. Gross gains of $8,666 and losses of $320 were realized on these sales. Of the gross gains, $8,610 related to an investment held by the Company's venture capital unit. Proceeds during 1994 were $624,000. Gross gains of $118 and losses of $596 were realized on these sales. The specific identification method was the basis used to determine the amortized cost in computing realized gains and losses.

                                                  Advanta Corp. and Subsidiaries

NOTE 6. DEBT

Debt consisted of the following:

                                                        December 31,
                                                 ............................
                                                    1996             1995
                                                 ...........      ...........
SENIOR DEBT
RediReserve certificates                         $     4,952      $     4,203
6 month senior notes                                   4,857            4,629
12 month senior notes                                 66,955           46,372
18 month senior notes (5.83%-6.35%)                    7,855            6,534
24 month senior notes (5.87%-7.58%)                   41,911           37,600
30 month senior notes (5 45%-7.14%)                   13,599           16,730
48 month senior notes (5.60%-8.16%)                   10,440           19,939
60 month senior notes (5.83%-10.08%)                  48,108           55,604
5 1/8% notes due 1996                                      0          149,955
Medium-term notes,
  fixed (6.00%-8.36%)                                627,835          289,735
Medium-term notes, floating                          253,000          215,000
Short-term bank notes (5.43%-6.07%)                  309,349           24,999
Medium-term bank notes,
  fixed (5.59%-7.18%)                                530,086          297,737
Medium-term bank notes, floating                     305,481           24,970
Other senior notes                                     9,639            8,961
------------------------------------------------------------      -----------
Total senior debt                                $ 2,234,067      $ 1,202,968
SUBORDINATED DEBT
Subordinated notes (5.45%-10.08%)                $    21,275      $    26,523
7% subordinated bank notes due 2003                   49,739           49,699
 ............................................................      ...........
Total subordinated debt                          $    71,014      $    76,222
 ............................................................      ...........
Total debt                                       $ 2,305,081      $ 1,279,190

Less short-term debt & certificates              $  (911,986)     $  (691,313)
------------------------------------------------------------      -----------
Long-term debt                                   $ 1,393,095      $   587,877
============================================================      ===========

         The Company's senior floating rate notes were priced based on a factor of LIBOR. At December 31, 1996 the rates on these notes varied from 5.63% to 6.01%.

         The annual maturities of long-term debt at December 31, 1996 for the years ending December 31 are as follows: $469.4 million in 1998; $237.5 million in 1999; $155.0 million in 2000; $446.4 million in 2001; and $84.8 million thereafter. The average interest cost of the Company's debt during 1996, 1995 and 1994 was 6.39%, 6.92%, and 6.23%, respectively.

NOTE 7. MANDATORILY REDEEMABLE PREFERRED SECURITIES

On December 17, 1996, Advanta Capital Trust I, a newly formed statutory business trust established by the Company (the "Trust"), issued in a private offering to two institutional investors $100 million of Company-obligated mandatorily redeemable preferred securities, representing preferred beneficial interests in the assets of the Trust (the "Capital Securities"). The sole assets of the Trust consist of $100 million of 8.99% junior subordinated debentures issued by the Company due December 17, 2026 (the "Junior Subordinated Debentures"). The Capital Securities will be subject to mandatory redemption under certain circumstances, including at any time on or after December 17, 2006 (upon the optional prepayment by the Company of the junior subordinated debentures) at an amount per Capital Security equal to 104.495% of the principal amount declining ratably on each December 17 thereafter to 100% on December 17, 2016, plus accrued and unpaid distributions thereon. The Company has guaranteed the obligations of the Trust. The Company used the proceeds from the sale for general corporate purposes.

                                                  Advanta Corp. and Subsidiaries

NOTE 8. CAPITAL STOCK

The number of shares of capital stock was as follows:

                                      Issued and Outstanding
                                           December 31,
                                     --------------------------
                                        1996           1995
                                     --------------------------
                                           (In thousands)
Class A preferred-
  $1,000 par value;
  Authorized, 1,010                           1              1
 ...............................................................
Class B preferred---
  $.01 par value;
  Authorized, 1,000,000                      25             25
 ...............................................................
Class A voting common
  stock-$.01 par value;
  Authorized, 200,000,000                17,945         17,481
Class B non-voting
  common stock
  $.01 par value;
  Authorized, 200,000,000                25,593         24,007
Less treasury stock:
  Class B                                     1              0
---------------------------------------------------------------
  Total common stock                     43,537         41,488
===============================================================

         The Class A Preferred Stock is entitled to 1/2 vote per share and a non-cumulative dividend of $140 per share per year, which must be paid prior to any dividend on the common stock. Dividends were declared on the Class A Preferred Stock for the first time in 1989 and have continued through 1996 as the Company paid dividends on its common stock. The redemption price of the Class A Preferred Stock is equivalent to the par value. The Class B Preferred Stock pays a 6 3/4% dividend per share per year (equal to $249.75 per share) and must be paid prior to any dividend on the common stock.

NOTE 9. ISSUANCE OF PREFERRED STOCK

On August 21, 1995, in a public offering, the Company sold 2,500,000 depositary shares each representing a one-hundredth interest in a share of Stock Appreciation Income Linked Securities ("SAILS"). The SAILS constitute a series of the Company's Class B Preferred Stock, designated as 6 3/4% Convertible Class B Preferred Stock, Series 1995 (SAILS). The SAILS (and thereby the related depositary shares) are not redeemable by the Company before September 15, 1998. The call price of each of the depositary shares will be $37.6244 declining periodically to $37.00 at September 15, 1999 (the mandatory conversion date). On September 15, 1999, unless either previously redeemed by the Company or converted at the option of the holder, each share of the SAILS will automatically convert into 100 shares of Class B Common Stock. Proceeds from the offering, net of underwriting discount, were approximately $90 million. The Company used the proceeds of the offering for general corporate purposes, including financing the growth of its subsidiaries.

NOTE 10. INCOME TAXES

Income tax expense consisted of the following components:

                                Year Ended December 31,
                      ---------------------------------------
                            1996         1995           1994
                      ---------------------------------------
Current:
  Federal                $78,037      $55,184        $54,246
  State                    5,346        4,943          4,948
-------------------------------------------------------------
                          83,383       60,127         59,194
-------------------------------------------------------------
Deferred:
  Federal                  5,800       14,316           (613)
  State                      (79)         783            563
-------------------------------------------------------------
                           5,721       15,099            (50)
-------------------------------------------------------------
Total tax expense        $89,104      $75,226        $59,144
-------------------------------------------------------------

                                                  Advanta Corp. and Subsidiaries

         Current taxes payable include the earnings of certain subsidiaries which are not included in the consolidated federal income tax return.

         The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                                        Year Ended December 31,
                               ------------------------------------
                                     1996        1995         1994
                               ------------------------------------
Statutory federal income tax      $92,740     $74,166      $57,822
State income taxes, net of
  federal income tax benefit        3,423       3,722        3,582
Nontaxable investment
  income                             (443)       (984)      (1,149)
Insurance income                   (4,492)          0            0
Tax credits                        (1,231)          0            0
Other                                (893)     (1,678)      (1,111)
-------------------------------------------------------------------
Consolidated tax expense          $89,104     $75,226      $59,144
===================================================================

                                                  Advanta Corp. and Subsidiaries

         Deferred taxes are determined based on the estimated future tax effects of the differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset/(liability) is comprised of the following:

                                           December 31,
                                ...............................
                                       1996            1995
                                ...............................
Deferred taxes:
   Gross assets                       $112,861       $ 75,851
   Gross liabilities                   (83,226)       (59,445)
--------------------------------------------------------------
Total deferred taxes                  $ 29,635       $ 16,406
--------------------------------------------------------------

         The Company concluded that a valuation allowance against the deferred tax asset at December 31, 1996 and 1995 is not necessary. Realization of the deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

         The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                                December 31,
--------------------------------------------------------------------
                                            1996            1995
--------------------------------------------------------------------
SFAS 91                                   $(17,870)        $(23,899)
Loan losses                                 26,851           20,197
Mortgage banking income                      6,623            9,767
Securitization income                      (35,415)         (35,546)
Leasing income                              56,447           41,901
Other                                       (7,001)           3,986
--------------------------------------------------------------------
Net deferred tax assets                   $ 29,635         $ 16,406
--------------------------------------------------------------------

NOTE 11. BENEFIT PLANS

The Company has adopted several management incentive plans designed to provide incentives to participating employees to remain in the employ of the Company and devote themselves to its success. Under these plans, eligible employees were given the opportunity to elect to take portions of their anticipated or "target" bonus payments for future years in the form of restricted shares of common stock (with each plan covering three performance years). To the extent that such elections were made (or, for executive officers, were required by the terms of such plans), restricted shares were issued to employees, with the number of shares granted to employees determined by dividing the amount of future bonus payments the employee had elected to receive in stock by the market price as determined under the incentive plans. The restricted shares are subject to forfeiture should the employee terminate employment with the Company prior to vesting. Restricted shares vest 10 years from the date of grant, but with respect to the restricted shares issued under each plan, vesting was and will be accelerated annually with respect to one-third of the shares, to the extent that the employee and the Company met or meet their respective performance goals for a given plan performance year. When newly eligible employees elect to participate in a plan, the number of shares issued to them with respect to their "target" bonus payments for the relevant plan performance years is determined based on the average market price of the stock for the 90 days prior to eligibility.

         The following table summarizes the Company's incentive plans:

                      Plan
                  Performance    Original Stock      Shares         Shares
                 Years Covered       Price           Issued         Vested
--------------------------------------------------------------------------------
AMIPWISE III       1996-1998         $17.00         796,042           0
AMIPWISE IV        1999-2001         $25.00         732,252           0
--------------------------------------------------------------------------------

         The weighted average fair value of shares issued on or after January 1, 1995 are: $35 for 77,517 AMIPWISE III shares and $26 for 450,321 AMIPWISE IV shares issued in 1995, and $42 for both 277,219 AMIPWISE III shares and 281,931 AMIPWISE IV shares issued in 1996.

                                                  Advanta Corp. and Subsidiaries

         At December 31, 1996, a total of 1,565,904 shares issued under these and the predecessor plans to AMIPWISE III were subject to restrictions and were included in the number of shares outstanding. At December 31, 1996 the Company had two stock option plans and accounts for these plans under APB Opinion No. 25, under which no compensation expense has been recognized.

         Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                           1996              1995
 ......................................................................
Net Income            As reported        $175,657         $136,677
                      Pro forma           168,193          119,718
Earnings per share    As reported        $   3.89         $   3.20
                      Pro forma              3.73             2.81
----------------------------------------------------------------------

         Because SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The Company's two stock option plans together authorize the grant to employees and directors of options to purchase an aggregate of 10.2 million shares of common stock. The Company presently intends only to issue options to purchase Class B common stock. Options generally vest over a four-year period and expire 10 years after the date of grant.

         Shares available for future grant were approximately 3.4 million at December 31, 1996, and 97 thousand at December 31, 1995. Transactions under the plans for the three years ended December 31, 1996, were as follows:

                                             1994                          1995                         1996
                                 -----------------------------------------------------------------------------------------
(shares in thousands)                              Weighted                       Weighted                     Weighted
                                     Number of      average      Number of        average       Number of      average
                                      Shares     exercise price    Shares      exercise price    Shares     exercise price
 ..........................................................................................................................
Outstanding at beginning of year       3,039           $10          3,415           $14          4,381            $21
Granted                                  762            29          1,363            34            578             39
Exercised                               (313)            5           (300)            6           (699)             9
Terminated                               (73)           17            (97)           27           (151)            30
--------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year             3,415            14          4,381            21          4,109             25
--------------------------------------------------------------------------------------------------------------------------

Options exercisable at year-end        2,145                        2,015                        2,138
Weighted average fair value of
  options granted during the year        N/A                       $19.34                       $19.87

The following table summarizes information about stock options outstanding at December 31, 1996:

                                               Options Outstanding                            Options Exercisable
                          ------------------------------------------------------------------------------------------------
(shares in thousands)                            Weighted average                            Number
                           Number Outstanding        remaining        Weighted average    exercisable     Weighted average
Range of Exercise Prices      at 12/31/96        contractual life      exercise price     at 12/31/96      exercise price
 ..........................................................................................................................
       $ 1 to 10                    555            3.0 years               $  3               555                $  3
        11 to 20                    694                  5.1                 12               694                  12
        21 to 30                  1,084                  6.9                 26               607                  25
        31 to 40                  1,458                  8.7                 35               259                  34
        40 to 52                    318                  9.2                 44                23                  42
--------------------------------------------------------------------------------------------------------------------------
       $ 1 to 52                  4,109                  6.6                 25             2,138                  16
--------------------------------------------------------------------------------------------------------------------------

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for 1995 and 1996: risk-free interest rates of 6.7 percent and 6.0 percent, respectively; expected dividend yields of 1 percent; expected lives of 10 years; expected volatility of 41 percent.

         The Company also has outstanding options to purchase 87 thousand shares of common stock at a price range of $1.52 to $4.75 per share, which were not issued pursuant to either of the stock option plans. All of these shares were issued prior to January 1, 1995 and were vested at December 31, 1996.

                                                  Advanta Corp. and Subsidiaries

         The Company has an Employee Stock Purchase Plan which allows employees and directors to purchase Class B common stock at a 15% discount from the market price without paying brokerage fees. The Company reports this 15% discount as compensation expense. During 1996, shares were issued under the plan from unissued stock or from treasury stock at the average market price on the day of purchase.

         The Company has a tax-deferred employee savings plan which provides employees savings and investment opportunities, including the ability to invest in the Company's Class B common stock. The employee savings plan provides for discretionary Company contributions equal to a portion of the first 5% of an employee's compensation contributed to the plan. For the three years ended December 31, 1996, 1995 and 1994, the Company contributions equaled 100% of the first 5% of participating employees' compensation contributed to the plan. The expense for this plan totaled $2,546, $2,027 and $1,565 in 1996, 1995, and 1994, respectively. All shares purchased by the plan for the three years ended December 31, 1996, 1995 and 1994 were acquired from the Company at the market price on each purchase date or were purchased on the open market.

         The Company offers an elective, nonqualified deferred compensation plan to qualified executives and nonemployee directors, which allows them to defer a portion of their cash compensation on a pretax basis. The plan contains provisions related to minimum contribution levels and deferral periods with respect to any individual's participation. The plan participant makes irrevocable elections at the date of deferral as to deferral period and date of distribution. Interest is credited to the participant's account at the rate of 125% of the 10 Year Rolling Average Interest Rate on 10-Year U.S. Treasury Notes. Distribution from the plan may be either at retirement or at an earlier date, and can be either in a lump sum or in installment payments. The Company has purchased life insurance contracts with a face value of $53.4 million to fund this plan.

NOTE 12. CREDIT CARD SALES

In June 1996, the Company, through its subsidiary AUS, sold certain credit card customer relationships and the related receivables balance to a domestic bank. The receivables associated with these relationships represented less than 2% of the Company's managed credit card portfolio as of June 30, 1996. The Company recorded a $33.8 million net gain related to this transaction.

         In April 1994, the Company, through its subsidiary AUS, reached an agreement with NationsBank of Delaware, N.A., to sell certain credit card customer relationships which at that time represented approximately $150 million of securitized credit card receivables. In the second quarter of 1994, the Company recorded an $18.4 million pretax gain on the sale related to the value associated with the customer relationships. In addition, the Company deferred a portion of the proceeds related to the excess spread of the receivables to be generated over the remaining life of the securitization trust, which terminated in the second quarter of 1995. These proceeds were recognized as securitization income over the related period.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company leases office space in several states under leases accounted for as operating leases. Total rent expense for all of the Company's locations for the years ended December 31, 1996, 1995 and 1994 was $8.5 million, $4.9 million and $5.4 million, respectively. The future minimum lease payments of all non-cancelable operating leases are as follows:

Year Ended December 31,
----------------------------------------------------------------
1997                                                     $ 8,598
 ................................................................
1998                                                       7,299
 ................................................................
1999                                                       5,296
 ................................................................
2000                                                       4,666
 ................................................................
2001                                                       3,572
----------------------------------------------------------------
Thereafter                                                13,044
----------------------------------------------------------------

                                                  Advanta Corp. and Subsidiaries

NOTE 14. OTHER BORROWINGS

The Company had a revolving credit facility of $1.0 billion and money market bid lines of $265 million at December 31, 1996. There is a quarterly facility fee of up to 35 basis points on the total amount of the revolving credit facility. There is no facility fee on the money market bid lines as they are uncommitted facilities. At December 31, 1996, the Company had borrowed $40 million on the money market bid lines. Under the revolving credit facility, the Company is subject to various loan covenants, including the maintenance of certain fixed financial ratios and conditions, limitations on mergers and acquisitions, and limitations on liens on property and other assets.

         The composition of other borrowings was as follows:
                                                 December 31,
------------------------------------------------------------------------
                                         1996                    1995
 ........................................................................
Term fed funds                        $   10,000              $  443,000
Short-term debt                          911,986                 691,313
Other borrowings                         147,003                  81,814
------------------------------------------------------------------------
Total                                 $1,068,989              $1,216,127
========================================================================

         The following table displays information related to selected types of short-term borrowings:

                                                  1996                        1995
---------------------------------------------------------------------------------------
                                          AMOUNT        RATE         Amount       Rate
---------------------------------------------------------------------------------------
At year end:
  Securities sold under repurchase
    agreements                         $         0      0.00%       $      0      0.00%
  Term fed funds                            10,000      5.42         443,000      5.83
---------------------------------------------------------------------------------------
Total                                  $    10,000      5.42%       $443,000      5.83%
---------------------------------------------------------------------------------------
Average for the year:
  Securities sold under repurchase
    agreements                         $   149,791      5.31%       $ 25,008      5.97%
  Term fed funds and fed funds
    purchased                              100,793      5.71         199,166      6.10
---------------------------------------------------------------------------------------
Total                                  $   250,584      5.47%       $224,174      6.09%
---------------------------------------------------------------------------------------
Maximum month-end balance
  Securities sold under repurchase
    agreements                         $ 1,027,695                  $ 29,813
  Term fed funds and fed funds
    purchased                              263,000                   455,250
=======================================================================================

         The weighted average interest rates were calculated by dividing the interest expense for the period for such borrowings by the average amount of short-term borrowings outstanding during the period.

                                                  Advanta Corp. and Subsidiaries

NOTE 15. SELECTED INCOME STATEMENT INFORMATION

NONINTEREST REVENUES
--------------------------------------------------------------------------------
                                                  YEAR ENDED DECEMBER 31,
                                              1996         1995         1994
--------------------------------------------------------------------------------
Gain on sale of credit cards                $ 33,820     $      0     $ 18,352
Other noninterest revenues:
  Credit card securitization
    income                                   258,066      183,360      149,043
  Credit card servicing income               176,567      117,369       68,960
  Income from personal finance
    activities                               109,167       50,541       37,586
  Credit card interchange
    income                                   102,804       92,439       71,740
  Business loan and lease
    other revenues                            61,622       41,050       21,551
  Insurance revenues, net                     38,175       30,146       12,734
  Equity securities gains                      6,522       15,386            0
  Other                                       19,789       12,723       15,842
--------------------------------------------------------------------------------
Total other noninterest
  revenues                                  $772,712     $543,014     $377,456
================================================================================
Total noninterest revenues                  $806,532     $543,014     $395,808
================================================================================


OPERATING EXPENSES
--------------------------------------------------------------------------------
                                                  YEAR ENDED DECEMBER 31,
                                              1996         1995         1994
--------------------------------------------------------------------------------
Amortization of credit card
  deferred origination costs, net           $ 88,517     $ 72,258     $ 39,381
Other operating expenses:
  Salaries and employee
    benefits                                 182,666      116,681       88,681
  External processing                         42,814       28,407       22,618
  Professional fees                           40,247       14,937       10,985
  Marketing                                   31,975       25,374       32,339
  Postage                                     25,700       18,518       12,732
  Credit card fraud losses                    23,611       20,029       16,654
  Equipment expense                           22,752       12,751        9,293
  Telephone expense                           16,116       11,959        8,615
  Occupancy expense                           14,827        9,254        8,425
  Credit and collection expense               13,784        9,039        7,604
  Other                                       20,165       11,478        9,457
Total other operating expenses              $434,657     $278,427     $227,403
================================================================================
Total operating expenses                    $523,174     $350,685     $266,784
================================================================================

                                                  Advanta Corp. and Subsidiaries

NOTE 16. SELECTED BALANCE SHEET INFORMATION

INTEREST-BEARING DEPOSITS
---------------------------------------------------------------
                                             December 31,
---------------------------------------------------------------
                                           1996         1995
---------------------------------------------------------------
Amounts due from credit card trusts(A)   $333,923      $262,392
Amounts due from mortgage trusts(A)        96,460        58,105
Amounts due from business loan and
  leasing trusts(A)                         8,099         7,479
Other interest-bearing deposits           108,301        82,733
===============================================================
Total interest-bearing deposits          $546,783      $410,709
===============================================================


(A) Represents initial deposits and subsequent excess collections up to the required amount on each of the credit card, mortgage and business loan and lease securitizations. Also includes amounts to be distributed to investors.

OTHER ASSETS
------------------------------------------------------------------------
                                                   December 31,
 ........................................................................
                                              1996               1995
 ........................................................................
Excess mortgage servicing rights            $149,418          $  96,194
Prepaid assets                               117,934             69,170
Accrued interest receivable                  101,021             67,681
Deferred costs                                42,252             20,670
Current and deferred federal income
  taxes                                       28,169             15,823
Investments in operating leases               17,276             11,928
Due from trustees mortgage                    14,298              8,095
Excess servicing - leasing                    14,205             11,813
Goodwill                                       5,795              4,983
Due from trustees - business loans
  and leasing                                  5,326              2,941
Other real estate(A)                           2,513              3,333
Other                                        128,076             62,346
========================================================================
Total other assets                          $626,283           $374,977
========================================================================

(A) Carried at the lower of cost or fair market value.

         At December 31, 1996 and 1995, the Company had $399.4 million and $190.8 million, respectively, of amounts due from credit card securitizations. These amounts include excess servicing, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established.

OTHER LIABILITIES
 ......................................................................
                                                      December 31,
 .........................................................................
                                                   1996           1995
 .........................................................................
Deferred fees and other reserves                $  86,877      $  46,058
Accounts payable and accrued expenses              59,432         32,831
Accrued interest payable                           55,320         29,012
Current and deferred state income taxes            10,300          9,026
Other                                              97,852         23,763
=========================================================================
Total other liabilities                          $309,781       $140,690
=========================================================================

                                                  Advanta Corp. and Subsidiaries

NOTE 17. CASH, DIVIDEND AND LOAN RESTRICTIONS

In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in cash, debt and dividend restrictions.

         The Federal Reserve Act imposes various legal limitations on the extent to which banks that are members of the Federal Reserve System can finance or otherwise supply funds to certain of their affiliates. In particular, AUS and Advanta National are subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with the Company or its affiliates. Such restrictions prevent both banks from lending to the Company and its affiliates unless such extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, such secured extensions of credit by AUS and Advanta National are limited in amount: (a) as to the Company or any such affiliate, to 10 percent of each bank's capital and surplus, and (b) as to the Company and all such affiliates in the aggregate, to 20 percent of each bank's capital and surplus.

         Under certain grandfathering provisions of the Competitive Equality Banking Act of 1987, the Company is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), so long as the Company and AUS continue to comply with certain restrictions on their activities. With respect to AUS, these restrictions include limiting the scope of its activities to those in which it was engaged prior to March 5, 1987. Since AUS was not making commercial loans at that time, it must continue to refrain from making commercial loans, which would include any loans to the Company or any of its subsidiaries, in order for the Company to maintain its grandfathered exemption under the BHCA. The Company has no present plans to register as a bank holding company under the BHCA. Advanta National, as a credit card bank, must also refrain from making commercial loans, which would include any loans to the Company or any of its subsidiaries. AUS and Advanta National are also subject to various legal limitations on the amount of dividends that can be paid to their parent, Advanta Corp. Each bank is eligible to declare a dividend provided that it is not greater than the current year's net profits plus net profits of the preceding two years, as defined. During 1996, AUS paid $107 million of dividends to Advanta Corp. while $63 million of dividends were paid during 1995. At December 31, 1996, total stockholders' equity of the Company's banking and insurance affiliates approximated $434.2 million, of which $35.0 million was available for payment of dividends without prior approval by the applicable regulatory authority.

NOTE 18. CAPITAL RATIOS

AUS and Advanta National are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the institutions' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, each institution must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The institutions' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require each institution to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that as of December 31, 1996, each institution meets all capital adequacy requirements to which it is subject.

         As of December 31, 1996, the most recent notifications from the Office of the Comptroller of the Currency (the "OCC") categorized each institution as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized each institution must maintain minimum total risk-based and Tier I risk-based capital and Tier I leverage ratios as set forth in the following table. There are no conditions or events since those notifications that management believes have changed either institution's category.

                                                  Advanta Corp. and Subsidiaries

                                                  Actual
-----------------------------------------------------------------
                                          Amount           Ratio
-----------------------------------------------------------------
As of December 31, 1995
Total Capital (to Risk Weighted
Assets)
   AUS                                   $193,718          11.56%
   ANB                                    113,066          12.28
Tier I Capital (to Risk Weighted
Assets)
   AUS                                    122,354           7.30
   ANB                                     74,066           8.04
Tier I Capital (to Average Assets)
   AUS                                    122,354           6.79
   ANB                                     74,066           7.87

As of December 31, 1996
Total Capital (to Risk Weighted
Assets)
   AUS                                   $179,649          15.84%
   ANB                                    241,534          17.20
Tier I Capital (to Risk Weighted
Assets)
   AUS                                    115,237          10.15
   ANB                                    156,287          11.13
Tier I Capital (to Average Assets)
   AUS                                    115,237           7.35
   ANB                                    156,287           7.15
-----------------------------------------------------------------

                                                                                           To Be Well
                                                                                           Capitalized
                                                For Capital                                Under Prompt
                                                  Adequacy                                  Corrective
                                                  Purposes                               Action Provisions
---------------------------------------------------------------------------------------------------------------------------
                                    Amount               Ratio                    Amount                 Ratio
---------------------------------------------------------------------------------------------------------------------------
As of December 31, 1995
Total Capital (to Risk Weighted
Assets)
   AUS                            $134,086   Greater Than or Equal To 8.0 %    $167,067    Greater Than or Equal To 10.0 %
   ANB                              73,665   Greater Than or Equal To 8.0        92,082    Greater Than or Equal To 10.0
Tier I Capital (to Risk Weighted
Assets)
   AUS                              67,043   Greater Than or Equal To 4.0       100,564    Greater Than or Equal To  6.0
   ANB                              73,665   Greater Than or Equal To 8.0(1)     73,665    Greater Than or Equal To  8.0(1)
Tier I Capital (to Average Assets)
   AUS                              50,282   Greater Than or Equal To 3.0        83,804    Greater Than or Equal To  5.0
   ANB                              27,625   Greater Than or Equal To 3.0        46,041    Greater Than or Equal To  5.0

As of December 31, 1996
Total Capital (to Risk Weighted
Assets)
   AUS                            $ 90,820   Greater Than or Equal To 8.0 %    $113,525    Greater Than or Equal To 10.0 %
   ANB                             112,359   Greater Than or Equal To 8.0       140,449    Greater Than or Equal To 10.0
Tier I Capital (to Risk Weighted
Assets)
   AUS                              45,410   Greater Than or Equal To 4.0        68,115    Greater Than or Equal To  6.0
   ANB                             112,359   Greater Than             8.0(1)    112,359    Greater Than of Equal To  8.0(1)
Tier I Capital (to Average Assets)
   AUS                              34,058   Greater Than or Equal To 3.0        56,763    Greater Than or Equal To  5.0
   ANB                              42,135   Greater Than or Equal To 3.0        70,225    Greater Than or Equal To  5.0
---------------------------------------------------------------------------------------------------------------------------

(1) Supplementary agreement with the OCC requires ANB to maintain a Tier I capital ratio of at least 8% during the first three years of operation (until February 1998) as well as a minimum Tier I capital level of $50 million.

NOTE 19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                                                          1996                           1995
                                                              -----------------------------------------------------------
                                                                Carrying         Fair           Carrying         Fair
                                                                 Amount          Value           Amount          Value
                                                              -----------------------------------------------------------
Financial assets:
   Cash                                                       $   165,875     $   165,875     $    45,714     $    45,714
   Federal funds sold                                             338,926         338,926         146,375         146,375
   Interest-bearing deposits                                      546,783         546,783         410,709         410,709
   Investments available for sale                                 785,600         785,600         532,963         532,963
   Loans, net of reserve for credit losses                      2,613,003       2,629,797       2,779,249       2,846,166
   Amounts due from credit card securitizations                   399,359         399,359         190,819         236,483
   Excess mortgage servicing rights                               149,418         155,266          96,194         105,024

Financial liabilities:
   Demand and savings deposits                                $   358,429     $   358,469     $   369,224     $   369,224
   Time deposits and debt                                       3,806,710       3,813,634       2,816,567       2,830,590
   Other borrowings                                               157,003         156,984         524,814         525,246

Off-balance sheet financial instruments Asset/(Liability):
     Interest rate swaps and swaptions                        $         0     $     9,788     $         0     $     3,198
     Interest rate options:
       Caps purchased                                                 273           1,766           1,228           1,211
       Caps written                                                  (272)         (1,845)         (4,330)         (1,703)
       Corridors/collars                                              831            (748)             66          (1,033)
     Forward contracts                                                  0             573               0          (1,294)

Intangibles:
   Credit card customer relationships
     on- and off-balance sheet                                $         0     $ 2,460,700     $         0     $ 1,841,900
                                                              -----------------------------------------------------------

                                                  Advanta Corp. and Subsidiaries

         The above values do not necessarily reflect the premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. In addition, these values, derived from the methods and assumptions described below, do not consider the potential income taxes or other expenses that would be incurred on an actual sale of an asset or settlement of a liability. With respect to the fair value of liabilities, the above table is prepared on the basis that the amounts necessary to discharge such liabilities represent fair value. The Company's off-balance sheet financial instruments relate to managing the interest rate sensitivity position as described in Note 21.

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

LOANS, NET OF RESERVE FOR CREDIT LOSSES

For consumer credit card receivables, business card receivables and personal finance loans, the fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value for these loans also includes the estimated value of the portion of the interest payments and fees which are not sold with the securities backed by these types of loans. The value of the retained interest payments (i.e., excess servicing) is estimated by discounting the future cash flows, adjusted for prepayments, net of anticipated charge-offs and allowing for the value of the servicing. The value of direct finance lease receivables and other loans is estimated based on the market prices of similar receivables with similar characteristics.

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

DEMAND AND SAVINGS DEPOSITS

The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. This fair value does not include any benefit that may result from the low cost of funding provided by these deposits compared to the cost of borrowing funds in the market.

TIME DEPOSITS AND DEBT

The fair value of fixed-maturity certificates of deposit and notes is estimated using the rates currently offered for deposits and notes of similar remaining maturities.

                                                  Advanta Corp. and Subsidiaries

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

COMMITMENTS TO EXTEND CREDIT

Although the Company had $28.2 billion of unused commitments to extend credit, there is no market value associated with these commitments, as any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements.

NOTE 20. CALCULATION OF EARNINGS PER COMMON SHARE

The following table shows the calculation of earnings per common share for the years ended December 31, 1996, 1995 and 1994:

                                     1996          1995          1994
                                   ---------     ---------     ---------
Net income                         $ 175,657     $ 136,677     $ 106,063
  less: Preferred 'A' dividends         (141)         (141)         (141)
                                   ---------     ---------     ---------
Net income available to
  common shares                    $ 175,516     $ 136,536     $ 105,922
Average common stock
  outstanding                         40,795        39,723        38,877
Common stock equivalents:
  Restricted stock and options         2,210         2,206         2,169
  Mandatorily convertible
    Preferred 'B' stock
    (see Note 9)                       2,068           741             0
                                   ---------     ---------     ---------
Weighted average shares
  outstanding                         45,073        42,670        41,046
                                   =========     =========     =========
Earnings per common share          $    3.89     $    3.20     $    2.58
                                   =========     =========     =========

NOTE 21. DERIVATIVE FINANCIAL INSTRUMENTS

In managing its interest rate sensitivity and foreign currency positions, the Company may use derivative financial instruments. These instruments are used for the express purpose of managing its interest rate and foreign currency exposures and are not used for any trading or speculative activities. As of December 31, 1996 and 1995, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.

                                                  Advanta Corp. and Subsidiaries

         The following table summarizes by notional amounts the Company's derivatives instruments as of December 31, 1996 and 1995:

                             1996          1995
                          ----------    ----------
Interest rate swaps       $1,560,444    $  867,835
Swaptions                    153,000             0
Interest rate options:
   Caps written            1,413,222     1,360,000
   Caps purchased            365,000       270,000
   Corridors/collars         500,000       575,000
Forward contracts            386,680       190,652
                          ==========    ==========
Total                     $4,378,346    $3,263,487
                          ==========    ==========

         The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives contracts.

         Credit risk associated with derivatives arises from the potential for a counterparty to default on its obligations. The Company attempts to limit credit risk by only transacting with highly creditworthy counterparties and requiring master netting and collateral agreements for all interest rate swap and interest rate option contracts. All derivative counterparties are associated with organizations having securities rated as investment grade by independent rating agencies. The list of eligible counterparties, setting of counterparty limits, and monitoring of credit exposure is controlled by the Investment Committee, a management committee. The Company's credit exposure to derivatives, with the exception of caps written, is represented by contracts with a positive fair value without giving consideration to the value of any collateral exchanged -- see Note 19. For caps written, credit exposure does not exist since the counterparty has performed its obligation to pay the Company a premium payment.

         Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. Based on its interest rate sensitivity analyses, the Company enters into interest rate swaps to more effectively manage the impact of fluctuating interest rates on its net interest income and noninterest revenues. The Company has used interest rate swaps to synthetically alter the cash flows on certain deposit, debt, and off-balance sheet credit card and leasing securitizations.

         As of December 31, 1996, the Company used interest rate swaps, including swaptions, for the following purposes: $976.3 million to effectively convert fixed rate debt to a LIBOR based variable rate, and $737.1 million to effectively convert certain off-balance sheet variable pass-through rate home equity and leasing securitizations to a fixed rate. As of December 31, 1995, the Company used $250.0 million to effectively convert certain variable rate deposits to a fixed rate, $203.8 million to effectively convert fixed rate debt to a LIBOR based variable rate, and $414.0 million to effectively convert certain off-balance sheet variable pass-through rate credit card and leasing securitizations to a fixed rate. In 1995, as part of its asset/liability risk management process, the Company elected to terminate $285.9 million of interest rate swaps which were effectively converting certain fixed rate debt to a variable rate based on LIBOR. Gains or losses resulting from these interest rate swap terminations are deferred and amortized to interest expense over the remaining life of the underlying fixed rate debt.

                                                  Advanta Corp. and Subsidiaries

         The following table summarizes by notional amounts the Company's interest rate swap and swaption activity by major category for the periods presented:

                              Receive         Pay
                             Fixed Rate    Fixed Rate       Total
---------------------------------------------------------------------
Balance at 1/1/94            $ 150,000     $ 500,000     $   650,000
  Additions                    309,735             0         309,735
  Maturities                         0      (500,000)       (500,000)
---------------------------------------------------------------------
Balance at 12/31/94            459,735             0         459,735
  Additions                     30,000       625,962         655,962
  Net accretion                      0        38,038          38,038
  Terminations                (285,900)            0        (285,900)
---------------------------------------------------------------------
Balance at 12/31/95            203,835       664,000         867,835
  Additions                    635,000       594,804       1,229,804
  Net accretion                      0        41,805          41,805
  Maturities                   (26,000)     (400,000)       (426,000)
                             ---------------------------------------
Balance at 12/31/96          $ 812,835     $ 900,609     $ 1,713,444
=====================================================================

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

         As part of managing its balance sheet and liquidity position, the Company periodically securitizes and sells credit cards, business loans and leases. For credit enhancement purposes, certain variable pass-through rate credit card and business loan and lease securitizations were issued with embedded or purchased interest rate caps. These rate caps, however, were not needed to satisfy asset/liability management strategies. In order to achieve its desired interest rate sensitivity structure and further reduce the effective pass-through rate of the securitization, the Company has synthetically altered the interest rate structure on certain off-balance sheet credit card, business loan and lease securitizations by writing interest rate caps to offset the embedded and purchased rate caps attached to them.

         The premiums received or paid for writing or purchasing such cap contracts with third parties are included in other assets and are amortized to noninterest revenues over the life of the contract. Any obligations which may arise under these contracts are recorded in noninterest revenues on an accrual basis. As of December 31, 1996, unamortized premiums for caps written and purchased amounted to $272 thousand and $273 thousand, respectively. The weighted average maturities for caps written and purchased were 2.7 years and
4.3 years, respectively. As of December 31, 1995, unamortized premiums for caps written and purchased amounted to $4.3 million and $1.2 million, respectively. The weighted average maturities for caps written and purchased were 2.9 years and 2.8 years, respectively.

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

                                                  Advanta Corp. and Subsidiaries

         Premiums paid or received for entering into corridor and collar transactions are included in other assets or other liabilities and are amortized to noninterest revenues over the life of the contract. Any obligations which may arise under these contracts are recorded to noninterest revenues on an accrual basis. As of December 31, 1996 and 1995, unamortized premiums received for corridor and collar transactions amounted to $831 thousand and $66 thousand, respectively. As of December 31, 1996 and 1995, the weighted average maturities of corridor and collar transactions were 2.2 years and 8 months, respectively.

         Forward contracts are commitments to either purchase or sell a financial instrument at a future date for a specified price and may be settled in cash or through delivery of the underlying financial instrument. The Company regularly securitizes and sells fixed rate mortgage, business loan and lease receivables. The Company may choose to hedge the changes in the market value of its fixed rate loans and commitments designated for anticipated securitizations by selling U.S. Treasury securities for forward settlement. The maximum and average terms of hedges of anticipated mortgage loan sales is four and two months, respectively. Gains and losses from forward sales are deferred and included in the measurement of the dollar basis of the loans sold. Realized gains of $3.4 million and realized losses of $1.8 million were deferred as of December 31, 1996 and 1995, respectively.

         In addition, the Company periodically issues fixed pass-through rate credit card securitizations, fixed rate bank notes and capital securities. The Company is exposed to interest rate risk to the extent that rates rise before the issuance of the anticipated fixed rate obligations. The Company may choose to hedge the interest costs associated with anticipated obligations by selling securities for forward settlement. Gains or losses resulting from these hedges are deferred and amortized to interest expense over the life of the underlying obligation. The maximum and average terms of these types of anticipatory hedges are two months. As of December 31, 1996 and 1995, unamortized losses on hedges of anticipated fixed interest rate obligations amounted to $1.7 million and $2.2 million, respectively and the remaining weighted average amortization period was
3.3 years and 4.3 years, respectively.

         The Company also has foreign currency risk to the extent that its net investment in the joint venture with the Royal Bank of Scotland is not funded with local currency. The Company may choose to hedge its foreign exchange risk by selling foreign currency for forward settlement. The maximum and average terms of hedges of foreign currency exposure is thirty days. Losses from foreign currency forward contracts are included in stockholders' equity and amounted to $2.3 million and $4 thousand as of December 31, 1996 and December 31, 1995, respectively.

                                                  Advanta Corp. and Subsidiaries

         The following table discloses the Company's interest rate swaps by major category, notional value, weighted average interest rates, and annual maturities for the periods presented.

                                                             Balances maturing in:
                     Balance at ---------------------------------------------------------------------------------------------------
                      12/31/96     1997       1998        1999       2000      2001       2002       2003        2005       2006
                    ---------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive
Variable:
  Notional Value    $  900,609   $ 10,500   $ 80,000   $ 73,000   $ 46,553   $305,410   $22,000   $ 83,084     $280,062    $     0
  Weighted Average
  Pay Rate                5.97%      5.88%      5.44%      5.35%      5.72%      6.03%     5.97%      6.46%        6.12%      0.00%
  Weighted Average
  Receive Rate            5.58%      5.50%      5.55%      5.55%      5.83%      5.67%     5.48%      5.43%        5.38%      0.00%

Receive Fixed/Pay
Variable:
  Notional Value    $  812,835   $136,835   $114,000   $ 91,000   $      0   $406,000   $     0   $ 50,000     $      0    $15,000
  Weighted Average        6.63%      6.74%      6.44%      6.57%      0.00%      6.62%     0.00%      6.90%        0.00%      6.71%
  Receive Rate
  Weighted Average
  Pay Rate                5.28%      5.49%      5.52%      5.54%      0.00%      5.00%     0.00%      5.50%        0.00%      5.56%


Total Notional
Value               $1,713,444   $147,335   $194,000   $164,000   $ 46,553   $711,410   $22,000   $133,084     $280,062    $15,000

Total Weighted
 Average
 Rates on Swaps:
 Pay Rate                 5.64%      5.52%      5.49%      5.45%      5.72%      5.45%     5.97%      6.10%        6.12%      5.56%
 Receive Rate             6.08%      6.65%      6.07%      6.12%      5.83%      6.21%     5.48%      5.98%        5.38%      6.71%
                    ----------   --------   --------   --------   --------   --------   -------   --------     --------    -------

                                                  Advanta Corp. and Subsidiaries

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF ADVANTA CORP.:

We have audited the accompanying consolidated balance sheets of Advanta Corp. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanta Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                           Arthur Andersen LLP

Philadelphia, PA
January 21, 1997

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

         Management maintains a system of internal controls that provides reasonable assurance as to the integrity and reliability of the financial statements. This control system includes: (l) organizational and budgetary arrangements which provide reasonable assurance that errors or irregularities would be detected promptly, (2) careful selection of personnel and communications programs aimed at assuring that policies and standards are understood by employees, (3) a program of internal audits, and (4) continuing review and evaluation of the control program itself.

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

/s/ ALEX W. HART          /s/ DAVID D. WESSELINK            /s/ JOHN J. CALAMARI
-------------------       ----------------------            --------------------
Alex W. Hart              David D. Wesselink                John J. Calamari
Chief Executive           Senior Vice President             Vice President,
Officer                   and Chief Financial Officer       Finance

                                                  Advanta Corp. and Subsidiaries

SUPPLEMENTAL SCHEDULES


MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

(in thousands)                                          December 31,
---------------------------------------------------------------------
                                                                1996
---------------------------------------------------------------------
Maturity:
3 months or less                                            $260,027
Over 3 months through 6 months                               178,174
Over 6 months through 12 months                              259,359
Over 12 months                                               150,102
---------------------------------------------------------------------
Total                                                       $847,662
---------------------------------------------------------------------

COMMON STOCK PRICE RANGES AND DIVIDENDS

The Company's common stock is traded on the National Market tier of the Nasdaq Stock Market under the symbols ADVNB (Class B non-voting common stock and ADVNA (Class A voting common stock).

Following are the high, low and closing sale prices and cash dividends declared for the last two years as they apply to each class of stock:

                                                                         Cash
                                                                       Dividends
Quarter Ended:                High          Low           Close        Declared
---------------------------------------------------------------------------------
Class B:
---------------------------------------------------------------------------------
March 1995                $   32.25      $   24.50      $   31.25      $    .08
June 1995                     38.75          30.75          37.75           .08
September 1995                42.50          36.00          42.50           .08
December 1995                 45.00          35.13          36.38           .108

March 1996                    49.25          33.75          47.50           .108
June 1996                     52.50          43.50          45.25           .108
September 1996                48.25          39.75          42.75           .108
December 1996                 48.50          38.25          40.88           .132
---------------------------------------------------------------------------------

Class A:
---------------------------------------------------------------------------------
March 1995                $   34.75      $   25.50      $   33.50      $    .067
June 1995                     42.50          33.00          41.69           .067
September 1995                46.25          39.50          45.00           .067
December 1995                 48.88          37.50          38.25           .09

March 1996                    53.50          34.75          52.00           .09
June 1996                     58.25          46.50          51.00           .09
September 1996                53.00          41.00          46.00           .09
December 1996                 50.00          40.00          42.75           .11
---------------------------------------------------------------------------------

         At December 31, 1996, the Company had approximately 1,050 and 660 holders of record Class B and Class A common stock, respectively.

                                                  Advanta Corp. and Subsidiaries

QUARTERLY DATA
(Unaudited)


(In thousands, except per share data)                                             1996
                                                       ------------------------------------------------------
                                                       December 31,   September 30,    June 30,     March 31,
                                                       ------------------------------------------------------
Interest income                                         $  90,754       $ 101,118     $  83,447     $ 72,646
Interest expense                                           68,736          77,697        67,332       55,935
                                                       ------------------------------------------------------
Net interest income                                        22,018          23,421        16,115       16,711
Provision for credit losses                                29,899          24,230        27,651       15,082
Net interest income after provision for credit losses      (7,881)           (809)      (11,536)       1,629
                                                       ------------------------------------------------------
Noninterest revenues:
  Gain on sale of credit cards                                  0               0        33,820            0
  Other noninterest revenues                              218,832         209,338       173,513      171,029
                                                       ------------------------------------------------------
Total noninterest revenues                                218,832         209,338       207,333      171,029
Operating expenses                                        143,925         141,309       127,445      110,495
                                                       ------------------------------------------------------
Income before income taxes                                 67,026          67,220        68,352       62,163
                                                       ------------------------------------------------------
Net income                                              $  45,151       $  44,356     $  45,120     $ 41,030
                                                       ------------------------------------------------------
Earnings per common share                               $    1.00       $    0.98     $    1.00     $   0.91
                                                       ------------------------------------------------------
Weighted average common shares outstanding                 45,245          45,181        45,239       44,875
                                                       ------------------------------------------------------

                                                                                  1995
                                                       ------------------------------------------------------
                                                       December 31,   September 30,   June 30,      March 31,
                                                       ------------------------------------------------------
Interest income                                         $  74,487       $  56,482     $  48,557     $ 59,406
Interest expense                                           50,829          41,522        35,571       38,110
                                                       ------------------------------------------------------
Net interest income                                        23,658          14,960        12,986       21,296
Provision for credit losses                                25,215          10,603         8,583        8,925
                                                       ------------------------------------------------------
Net interest income after provision for credit losses      (1,557)          4,357         4,403       12,371
Noninterest revenues                                      161,721         136,221       130,849      114,223
Operating expenses                                        102,377          86,296        83,871       78,141
                                                       ------------------------------------------------------
Income before income taxes                                 57,787          54,282        51,381       48,453
                                                       ------------------------------------------------------
Net income                                              $  37,580       $  34,914     $  33,400     $ 30,783
                                                       ------------------------------------------------------
Earnings per common share                               $    0.85       $    0.81     $    0.80     $   0.74
                                                       ------------------------------------------------------
Weighted average common shares outstanding                 44,349          43,133        41,772       41,438
                                                       ------------------------------------------------------

                                                  Advanta Corp. and Subsidiaries

SUPPLEMENTAL SCHEDULES

ALLOCATION OF RESERVE FOR CREDIT LOSSES

                                                  December 31,
                   ----------------------------------------------------------------------------------
                          1996             1995            1994             1993             1992
                   ----------------------------------------------------------------------------------
                   Amount      %    Amount      %    Amount      %    Amount      %    Amount      %
                   ----------------------------------------------------------------------------------
Credit cards       $76,084    85%   $36,889    69%   $27,486    66%   $25,859    83%   $35,743    89%
Personal finance
  loans(1)           8,785    10      3,360     6      5,164    12      2,706     9      2,926     7
Business loans
  and leases(2)      4,241     5        977     2      1,076     3      1,826     6      1,442     4
Other                   74    --     12,268    23      7,891    19        836     2        117    --
                   -------   ---    -------   ---    -------   ---    -------   ---    -------   ---
Total              $89,184   100%   $53,494   100%   $41,617   100%   $31,227   100%   $40,228   100%
                   ==================================================================================


COMPOSITION OF GROSS RECEIVABLES

($ in thousands)                                              December 31,
                  -----------------------------------------------------------------------------------------------
                          1996               1995                1994                1993              1992
                  -----------------------------------------------------------------------------------------------
                    Amount       %      Amount       %      Amount       %      Amount       %     Amount      %
                  -----------------------------------------------------------------------------------------------
Credit cards      $2,045,219    77%   $2,338,280    85%   $1,730,176    88%   $1,131,367    89%   $737,485    74%
Personal
finance              376,260    14       321,711    12       142,874     7        91,340     7     212,273    21
loans(1)
Business loans
  and leases(2)      214,327     8        93,660     3        86,157     5        51,008     4      46,712     5
Other loans           20,835     1         9,276    --         5,237    --         3,590    --       1,774    --
                  -----------------------------------------------------------------------------------------------
Total             $2,656,641   100%   $2,762,927   100%   $1,964,444   100%   $1,277,305   100%   $998,244   100%
                  ===============================================================================================

(1) Includes mortgage, home equity and auto loans beginning in 1996.
(2) Includes leases and business cards beginning in 1996.

YIELD AND MATURITY OF INVESTMENTS AVAILABLE FOR SALE AT DECEMBER 31, 1996

($ in thousands)                                                     Maturing
                              -------------------------------------------------------------------------------------
                                                    After One But          After Five But
                              Within One Year       Within Five Years      Within Ten Years     After Ten Years
                              -------------------------------------------------------------------------------------
                               Amount        Yield    Amount       Yield   Amount       Yield   Amount       Yield
                              -------------------------------------------------------------------------------------
U.S. Treasury and other
U.S. Government securities    $592,153       5.60%   $52,304       6.06%   $    0       0.00%   $     0       0.00%
State and municipal
  securities(1)                    486       6.06      1,431       7.11     1,761       7.80          0       0.00
Other(2)                         1,030       2.96      2,871       6.84     7,738       7.04     38,312       7.00
                              -------------------------------------------------------------------------------------
Total                         $593,669       5.60%   $56,606       6.13%   $9,499       7.18%   $38,312       7.00%
                              =====================================================================================

(1) Yield computed on a taxable equivalent basis using a statutory rate of 35%.
(2) Equity investments and other securities without a stated maturity are excluded from this table.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                                  Advanta Corp. and Subsidiaries

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The text of the Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are hereby incorporated by reference, as is the text in Part I of this Report under the caption, "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

The text of the Proxy Statement under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Election of Directors--Committees, Meetings and Compensation of the Board of Directors", "--Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "--Other Matters" are hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The text of the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" are hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The text of the Proxy Statement under the captions "Election of Directors--Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "--Other Matters" are hereby incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

(a)(1)   Financial Statements

1.       Consolidated Balance Sheets at December 31, 1996 and 1995.

2. Consolidated Income Statements for each of the three years in the period ended December 31, 1996.

3. Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1996.

4. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.

5.       Notes to Consolidated Financial Statements.

(a)(2)   Schedules

1.       Schedule I--Condensed Financial Information of Registrant.

2.       Schedule II--Valuation and Qualifying Accounts.

3.       Report of Independent Public Accountants on Supplemental Schedules.

         Other statements and schedules are not being presented either because they are not required or the information required by such statements and schedules is presented elsewhere in the financial statements.

(a)(3)   Exhibits

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

3-b By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K for the year dated March 17, 1997).

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

4-g Indenture dated as of December 17, 1996 between Advanta Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures (filed herewith).

4-h Declaration of Trust dated as of December 5, 1996 of Advanta Capital Trust I (filed herewith).

4-i Amended and Restated Declaration of Trust dated as of December 17, 1996 for Advanta Capital Trust I (filed herewith).

4-j Registration Rights Agreement dated as of December 11, 1996 between Advanta Corp. and the Initial Purchasers of the Advanta Capital Trust I Capital Securities (filed herewith).

4-k Series A Capital Securities Guarantee Agreement dated as of December 17, 1996 (filed herewith).

9        Inapplicable.

10-a Registrant's Stock Option Plan, as amended (incorporated by reference to Exhibit 10-b to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).+

10-b Amended and Restated Advanta Corp. 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).+

10-c     Advanta Management Incentive Plan, as amended (filed herewith).+

10-d* Application for membership in VISA(R) U.S.A. Inc. and Membership Agreement executed by Colonial National Bank USA on March 25, 1983.

10-e* Application for membership in MasterCard(R) International, Inc. and Card Member License Agreement executed by Colonial National Bank USA on March 25, 1983.

10-f     Agreement dated as of January 21, 1994 between the Registrant and Alex
         W. Hart (incorporated by reference to Exhibit 10-h to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed March 29, 1994).+

10-g* Indenture of Trust dated May 11, 1984 between Linda M. Ominsky, as settlor, and Dennis Alter, as trustee.

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

                                                  Advanta Corp. and Subsidiaries

10-h Advanta Management Incentive Plan with Stock Election (incorporated by reference to Exhibit 4-c to Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (No. 33-33350), filed February 21,
         1990).+

10-i     Advanta Corp. Executive Deferral Plan (incorporated by reference to the
         Exhibit 10-j to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995), as amended by Amendment No. 2 thereto (filed herewith).+

10-j Advanta Corp. Non-Employee Directors Deferral Plan (incorporated by reference to Exhibit 10-K to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995), as amended (Amendment filed herewith).+

10-k Advanta Management Incentive Plan With Stock Election II (incorporated by reference to Exhibit 10-o to the Registrant's Registration Statement on Form S-2 (File No. 33-39343), filed March 8, 1991).+

10-l Amended and Restated Master Pooling and Servicing Agreement between Advanta National Bank USA and The Chase Manhattan Bank, formerly Chemical Bank, as Trustee, dated as of April 1, 1992 (incorporated by reference to Exhibit 4.1 to Advanta National's Registration Statement on Form S-1 (No. 33-49602), filed with Amendment No. 1 thereto on August 19, 1992).

10-m Advanta Management Incentive Plan With Stock Election III, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.+

10-n Life Insurance Benefit for Certain Key Executives and Directors (filed herewith).+

10-o Revolving Credit and Competitive Loan Agreement, dated as of July 26, 1996, by and among Advanta Corp., Advanta National Bank and Advanta National Bank USA (the "Borrowers"), The Chase Manhattan Bank, as Agent for the Banks (as defined in the Agreement), Nationsbanc Capital Markets, Inc., as syndication agent and PNC Bank, National Association, as documentation agent (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10-p Advanta Management Incentive Plan With Stock Election IV, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

10-q Amended and Restated Agreement of Limited Partnership of Advanta Partners LP, dated as of October 1, 1996 (filed herewith).

10-r Pooling and Servicing Agreement between Advanta National Bank USA and Bankers Trust Company, as Trustee, dated December 1, 1993, as amended May 23, 1994 (incorporated by reference to Exhibit 4.1 to Advanta National's Registration Statement on Form S-3 (No. 33-79986), filed June 8, 1994)

10-s Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff (incorporated by reference to Exhibit 10-u to the Registrant's Annual Report on Form 10-K for the year ended December 31,
         1995).+

10-t Agreement dated September 5, 1996 between the Registrant and William J. Razzouk (file herewith).+

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

                                                  Advanta Corp. and Subsidiaries

(b) Reports on Form 8-K

          1. A Report on Form 8-K was filed by the Company on October 17, 1996 regarding consolidated earnings of the Company and its subsidiaries for the fiscal quarter ended September 30, 1996. Summary earnings and balance sheet information as of that date were filed with such report.

          2. A Report on Form 8-K was filed by the Company on January 22, 1997 regarding consolidated earnings for the Company and its subsidiaries for the fiscal quarter and fiscal year ended December 31, 1996. Summary earnings and balance sheet information as of that date were filed with such report.

          3. A Report on Form 8-K was filed by the Registrant on March 17, 1997 reporting on certain announcements made by the Company that day, the adoption of a shareholder rights plan and amendments to the Company's By-laws. Summary estimated earnings and financial information for the fiscal quarter ending March 31, 1997 and the fiscal year ending December 31, 1997 were filed with such report.

                                                  Advanta Corp. and Subsidiaries


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Advanta Corp.

Dated:  March 26, 1997


                                     By: /s/ Alex W. Hart
                                         ----------------------------------
                                         Alex W. Hart,
                                         Chief Executive Officer

          KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, Alex W. Hart, William A. Rosoff, John J. Calamari, David D. Wesselink and Gene S. Schneyer, or any of them (with full power to each of them to act alone), his or her true and lawful attorney in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1996 relating to the Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March, 1997.


         Name                          Title
         ----                          -----


/s/ Dennis Alter                       Chairman of the Board
-------------------------------
Dennis Alter


/s/ Alex W. Hart                       Chief Executive Officer and Director
-------------------------------
Alex W. Hart


/s/ William A. Rosoff                  Vice Chairman and Director
-------------------------------
William A. Rosoff


/s/ David D. Wesselink                 Senior Vice President and Chief Financial
-------------------------------        Officer
David D. Wesselink


/s/ John J. Calamari                   Vice President, Finance and Chief
-------------------------------        Accounting Officer
John J. Calamari

                                                  Advanta Corp. and Subsidiaries

         Name                          Title
         ----                          -----


/s/ Arthur P. Bellis                   Director
----------------------------
Arthur P. Bellis


/s/ Max Botel                          Director
----------------------------
Max Botel


/s/ Richard J. Braemer                 Director
----------------------------
Richard J. Braemer


/s/ William C. Dunkelberg              Director
----------------------------
William C. Dunkelberg


/s/ Dana Becker Dunn                   Director
----------------------------
Dana Becker Dunn


/s/ Robert C. Hall                     Director
----------------------------
Robert C. Hall


/s/ James E. Ksansnak                  Director
----------------------------
James E. Ksansnak


----------------------------           Director
Ronald Lubner


/s/ Ronald J. Naples                   Director
----------------------------
Ronald J. Naples


/s/ Phillip A. Turberg                 Director
----------------------------
Phillip A. Turberg

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                                  SUPPLEMENTAL SCHEDULES




To Advanta Corp.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 21, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedules listed in Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                Arthur Andersen LLP


Philadelphia, PA
January 21, 1997

                          ADVANTA CORP. & SUBSIDIARIES

                                December 31, 1996

           Schedule I - Condensed Financial Information of Registrant

                               Parent Company Only
                            CONDENSED BALANCE SHEETS

                             (Dollars in thousands)

                                                                         December 31,
                                                                   ------------------------
                                                                      1996          1995
                                                                   ----------    ----------
           ASSETS
Cash                                                               $   93,019    $   81,337
Investments available for sale                                         32,960       107,451
Other assets, principally investments in and
  advances to wholly owned subsidiaries                             2,023,559     1,373,926
                                                                   ----------    ----------
        Total assets                                               $2,149,538    $1,562,714
                                                                   ==========    ==========

           LIABILITIES
Accrued expenses and other liabilities                             $   43,984    $    7,965
Subordinated debt and other borrowings                              1,253,518       881,785
                                                                   ----------    ----------
        Total liabilities                                           1,297,502       889,750
                                                                   ----------    ----------

           STOCKHOLDERS' EQUITY
Preferred stock                                                         1,010         1,010
Common stock                                                              435           415
Other stockholders' equity                                            850,591       671,539
                                                                   ----------    ----------
        Total stockholders' equity                                    852,036       672,964
                                                                   ----------    ----------

        Total liabilities and stockholders' equity                 $2,149,538    $1,562,714
                                                                   ==========    ==========

                               Parent Company Only
                         CONDENSED STATEMENTS OF INCOME

                             (Dollars in thousands)


                                                Year Ended December 31,
                                        ---------------------------------------
                                          1996           1995           1994
                                        ---------      ---------      ---------
Income:
  Dividends from subsidiaries           $ 135,006      $  76,000      $  39,000
  Interest                                 62,144         53,745         23,983
  Other                                    40,107         27,130         15,724
                                        ---------      ---------      ---------
     Total income                         237,257        156,875         78,707
                                        ---------      ---------      ---------

Expenses:
  General and administrative               86,425         59,129         42,948
  Interest                                 72,219         69,105         34,787
                                        ---------      ---------      ---------
     Total expenses                       158,644        128,234         77,735
                                        ---------      ---------      ---------

Income before income taxes
  and equity in subsidiaries               78,613         28,641            972


Benefit for income taxes                   24,784         20,469         16,419
                                        ---------      ---------      ---------

Income before equity in
  undistributed net profit
  of subsidiaries                         103,397         49,110         17,391


Equity in undistributed net profit
  of subsidiaries                          72,260         87,567         88,672
                                        ---------      ---------      ---------

Net income                              $ 175,657      $ 136,677      $ 106,063
                                        =========      =========      =========

                               Parent Company Only
                            Statements of Cash Flows


                                                                                  Year Ended December 31,
                                                                        -------------------------------------------
                                                                           1996            1995            1994
                                                                        -----------     -----------     -----------
OPERATING ACTIVITIES

Net Income                                                              $   175,657     $   136,677     $   106,063
Adjustments to reconcile net income to net cash
  used by operating activities:
         Equity in net profit of subsidiaries                              (207,266)       (163,567)       (127,672)
         Dividends received from subsidiaries                               135,006          76,000          39,000
         Depreciation and amortization of intangibles                         1,375             964             414
         Change in other assets                                            (265,658)       (159,599)         (2,823)
         Change in accrued liabilities                                       51,853           8,387           7,865
-------------------------------------------------------------------------------------------------------------------
Net cash provided/(used) by operating activities                           (109,033)       (101,138)         22,847

INVESTING ACTIVITIES

         Net change in premises & equipment                                  (9,408)         (1,901)         (2,810)
         Purchase of investments available for sale                      (3,754,047)       (637,917)     (1,161,420)
         Proceeds from sales of investments available
          for sale                                                           77,404         340,177         295,196
         Proceeds from maturing investments available
          for sale                                                        3,771,981         373,410         797,233
-------------------------------------------------------------------------------------------------------------------
Net cash provided/(used) by investing activities                             85,930          73,769         (71,801)

FINANCING ACTIVITIES

         Change in lines of credit                                           40,000         (50,000)         50,000
         Proceeds from issuance of subordinated/senior debt                  41,036         147,200          39,398
         Payments on redemption of subordinated/senior debt                 (38,541)       (152,626)        (58,618)
         Change in repurchase agreements                                          0         (52,975)         52,975
         Increase in affiliate borrowings                                  (324,341)        (35,444)       (389,949)
         Proceeds from issuance of medium-term notes                        720,545         165,052         344,787
         Payments on maturity of medium-term notes                         (494,400)        (20,000)              0
         Proceeds from issuance of affiliate subordinated debentures        103,093               0               0
         Cash dividends paid                                                (24,581)        (15,501)         (9,877)
         Issuance of stock                                                   11,974          94,179           4,498
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    34,785          79,885          33,214
-------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash                                              11,682          52,516         (15,740)
Cash at beginning of year                                                    81,337          28,821          44,561
Cash at end of year                                                     $    93,019     $    81,337     $    28,821
===================================================================================================================

                                   Schedule II

                          ADVANTA Corp. & Subsidiaries
                         Valuation & Qualifying Accounts
                                    ($000's)


                 Column A                             Column B           Column C                    Column D           Column E
                 --------                             --------     ----------------------            --------           --------
                                                                        Additions
                                                                   ----------------------
  Year                                                 Balance      Charged    Charged to                                Balance
 Ended                                                    at           to        Other                                     at
December                                              Beginning    Costs and    Accounts            Deductions             End
  31,           Description                           of Period     Expenses   (Describe)           (Describe)          of Period
---------------------------------------------------------------------------------------------------------------------------------
 1996       Reserve for losses on
            securitized credit cards                    167,425        0        553,884 (1)        386,719 (2)(3)        334,590

            Reserve for credit losses
            and prepayments on
            securitized personal
            finance loans (4)                            30,606        0         71,050 (1)(3)      17,280 (2)(5)         84,376

            Reserve for losses on
            securitized business loans
            and leases (6)                               15,302        0         17,649 (1)         10,776 (2)            22,175

            Reserve for uncollectable
            receivables & unbillable fees                     0        0              0                  0                     0

 1995       Reserve for losses on
            securitized credit cards                     74,471        0        250,689 (1)        157,735 (2)           167,425

            Reserve for credit losses and
            prepayments on securitized
            personal finance loans (4)                   19,767        0         24,933 (1)         14,094 (2)(7)         30,606

            Reserve for losses on
            securitized business loans
            and leases (6)                                9,671        0         10,338 (1)          4,707 (2)            15,302

            Reserve for uncollectable
            receivables & unbillable fees                     0        0              0                  0                     0

 1994       Reserve for losses on
            securitized credit cards                     96,377        0         70,624 (1)         92,530 (2)            74,471

            Reserve for credit losses and
            prepayments on securitized
            personal finance loans (4)                   40,513        0         15,441 (1)         36,187 (2)(8)         19,767

            Reserve for losses on
            securitized business loans
            and leases (6)                                5,298        0          7,420 (1)          3,047 (2)             9,671

            Reserve for uncollectable
            receivables & unbillable fees                    23       16              0                 39 (2)                 0

(1) Amounts netted against securitization income.
(2) Relates to net charge-offs.
(3) Includes $14.0MM transferred from off-balance sheet credit card reserves to off-balance mortgage reserves.
(4) Includes mortgage and home equity loans.
(5) Includes $3.0MM transferred from off-balance sheet reserves to on-balance sheet reserves.
(6) Includes business credit cards and leases.
(7) Includes $1.0MM transferred from off-balance sheet reserves to on-balance sheet reserves.
(8) Includes $12.8MM transferred from off-balance sheet to on-balance sheet reserves.