Form 10-Q
period 1997-03-31
ADVANTA CORP
filed 1997-05-15
CIK 96638

Form 10Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

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

         Class A                      Outstanding at May 1, 1997
Common Stock, $.01 par value               18,180,246 shares
         Class B                      Outstanding at May 1, 1997
Common Stock, $.01 par value               25,843,707 shares

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

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in thousands)

                                            March 31,        December 31,
                                               1997              1996
ASSETS                                     (Unaudited)
Cash                                        $  147,175      $  165,875
Federal funds sold and interest-bearing
 deposits with banks                         1,615,028         885,709
Investments available for sale                 857,889         785,600
Loan and lease receivables, net:
 Available for sale                          1,571,155       1,476,146
 Other loan and lease receivables, net         905,692       1,136,857
Total loan and lease receivables, net        2,476,847       2,613,003
Premises and equipment, net                    131,999         108,130
Amounts due from credit card
 securitizations                               386,971         399,359
Other assets                                   628,357         626,283

   Total assets                             $6,244,266      $5,583,959

LIABILITIES
Deposits                                    $1,958,791      $1,860,058
Debt and other borrowings                    3,048,182       2,462,084
Other liabilities                              300,482         309,781

   Total liabilities                         5,307,455       4,631,923

Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely subordinated debentures
of the Company                                 100,000         100,000

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par
 value: authorized, issued and
 outstanding -- 1,010 shares in 1997
 and 1996                                        1,010           1,010
Class B preferred stock, $.01 par
 value: authorized -- 1,000,000 shares
 in 1997 and 1996; issued -- 25,000
 shares in 1997 and 1996                             0               0
Class A common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 18,157,262 shares in 1997,
 and 17,945,471 shares in 1996                     182             179
Class B common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 26,045,299 shares in 1997,
 and 25,592,764 in 1996                            260             256
Additional paid-in capital, net                320,123         309,250
Retained earnings, net                         515,236         541,383
Less:  Treasury stock at cost
   1,231 Class B common shares in 1996               0             (42)
   Total stockholders' equity                  836,811         852,036

   Total liabilities and stockholders'
    equity                                  $6,244,266      $5,583,959

See Notes to Consolidated Condensed Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED INCOME STATEMENTS
                 (In thousands, except per share data)


                                        Three Months Ended
                                              March 31,
                                            (Unaudited)
                                        1997          1996
Interest income:
 Loans and leases                    $ 66,022      $ 58,502
 Investments                           31,052        14,144
Total interest income                  97,074        72,646

Interest expense:
 Deposits                              27,096        27,746
 Other debt                            44,366        28,189
Total interest expense                 71,462        55,935

Net interest income                    25,612        16,711

Provision for credit losses            60,364        15,082

Net interest income after
 provision for credit losses          (34,752)        1,629

Noninterest revenues                  156,854       171,029

Operating expenses:
 Amortization of credit card
  deferred origination costs, net      18,063        20,493
 Other operating expenses             130,748        90,002
Total operating expenses              148,811       110,495

Income (loss) before income taxes     (26,709)       62,163

Provision (benefit) for income
  taxes                                (6,891)       21,133

Net income (loss)                    $(19,818)     $ 41,030

Earnings (loss) per common share     $   (.43)     $    .91

Weighted average common
 shares outstanding                    46,153        44,875

See Notes to Consolidated Condensed Financial Statements

                       ADVANTA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                                      Three Months Ended
                                                           March 31,
                                                        1997       1996
OPERATING ACTIVITIES                                      (Unaudited)
Net income (loss)                                  $ (19,818)  $  41,030
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Sales/valuation adjustments - equity securities      4,670      (1,858)
  Depreciation and amortization of intangibles         7,997       3,527
  Provision for credit losses                         60,364      15,082
  Change in other assets and amounts due from
   credit card securitizations                         8,597     (97,207)
  Change in other liabilities                         22,765      36,653
  Gain on securitization of receivables              (23,929)    (20,718)
Net cash provided/(used) by operating activities      60,646     (23,491)
INVESTING ACTIVITIES
 Purchase of investments available for sale       (7,442,421) (2,468,573)
 Proceeds from sales of investments available for
  sale                                                66,142     369,776
 Proceeds from maturing investments available
  for sale                                         7,296,061   2,149,348
 Change in fed funds sold and interest-bearing
  deposits                                          (729,229)     69,614
 Change in credit card receivables, excluding sales  237,929  (1,851,356)
 Proceeds from sales/securitizations of receivables  711,515   1,906,167
 Purchase of personal finance loan/lease portfolios  (63,952)    (13,727)
 Principal collected on personal finance loans        36,583       7,728
 Personal finance loans made to customers           (658,569)   (235,599)
 Purchases of premises and equipment                 (31,992)    (16,387)
 Proceeds from sale of premises and equipment            186          43
 Excess of cash collections over income
  recognized on direct financing leases               11,333      17,534
 Equipment purchased for direct financing leases     (82,435)    (74,573)
 Change in business card receivables,excluding      (104,891)    (33,650)
  sales
 Net change in other loans                           (11,046)       (998)
Net cash (used) by investing activities             (764,786)   (174,653)
FINANCING ACTIVITIES
 Change in demand and savings deposits                26,489      73,593
 Proceeds from sales of time deposits                339,971     359,901
 Payments for maturing time deposits                (267,727)   (296,792)
 Change in repurchase agreements and term fed funds  204,130    (378,000)
 Proceeds from issuance of subordinated/senior debt    6,880      12,782
 Payments on redemption of subordinated/senior debt  (18,570)     (9,358)
 Proceeds from issuance of medium-term notes         285,500     305,333
 Payments on maturity of medium-term notes           (45,000)    (52,500)
 Change in notes payable                             153,068     215,832
 Proceeds from issuance of stock                       7,881       2,252
 Cash dividends paid                                  (7,182)     (5,927)
Net cash provided by financing activities            685,440     227,116
Net (decrease) increase in cash                      (18,700)     28,972
Cash at beginning of period                          165,875      45,714
Cash at end of period                                147,175      74,686

See Notes to Consolidated Condensed Financial Statements

                     ADVANTA CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (Dollars in thousands)

                            March 31, 1997

1) In the opinion of management, the accompanying unaudited and audited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Advanta Corp. and subsidiaries as of March 31, 1997 and December 31, 1996, the results of their operations for the three month periods ended March 31, 1997 and 1996, and their cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with current year classifications.

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

   Changes in the fair value of Advanta Partners LP investments are reported in noninterest revenues as equity securities gains or losses. The fair value of publicly traded investments takes into account their quoted market prices with adjustments made for liquidity or sale restrictions. For investments that are not publicly traded, estimates of fair value have been made by management that consider several factors including the investees' financial results, conditions and prospects, and the values of comparable public companies. Because of the nature of these investments, the equity method of accounting is not used in situations where the Company has a greater than 20 percent ownership interest.

4) Loan and lease receivables available for sale represent receivables currently on the balance sheet that the Company generally intends to sell or securitize within the next six months. These receivables are reported at the lower of book or fair market value.

5) Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:

                                           March 31,       December 31,
                                             1997             1996
     Gross loan and lease receivables      $2,535,217      $2,656,641

     Add: Deferred origination costs,
          net of deferred fees                 47,007          45,546

     Less: Reserve for credit losses         (105,377)        (89,184)

     Loan and lease receivables, net       $2,476,847      $2,613,003

     Number of Accounts:
      Credit cards                            740,530         510,392
      Other loans and leases                   67,468          39,275
      Total                                   807,998         549,667

     Receivables and accounts serviced for others consisted of the following:
                                           March 31,       December 31,
                                             1997             1996
      Receivables:
       Credit cards                       $10,418,110     $10,646,177
       Personal finance loans*              2,872,106       2,377,430
       Business loans and leases              625,612         608,945
       Total                              $13,915,828     $13,632,552

      Number of Accounts:
       Credit cards                         5,407,813       5,185,624
       Personal finance loans*                 56,825          41,103
       Business loans and leases              133,156         141,673
       Total                                5,597,794       5,368,400

 * Excludes personal finance loans which were never owned by the Company, but which the Company services for a fee ("contract servicing"). Contract servicing receivables were $5.6 million and $3.7 million at March 31, 1997 and December 31, 1996, respectively. The related number of accounts serviced at March 31, 1997 and December 31, 1996 were 83,682 and 59,681, respectively.

6) The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements approximated $16.4 million for the first three months of 1997, compared to $26.5 million for the same period of 1996.

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

   The Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") effective January 1, 1997. Under SFAS 125, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. The adoption of SFAS 125 did not have a material effect on the Company's financial statements.

   Under SFAS 125, the Company records a gain on the securitization of credit card receivables sold based on the estimated fair value of assets obtained and liabilities incurred in the sale. The gain recognized at the time of the sale, which principally represents the estimated fair value of the interest-only strip retained, is substantially offset by the estimated fair value of the Company's recourse obligation for anticipated charge-offs. As these estimates are influenced by factors outside the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. During the "revolving period" of each trust, securitization income is recorded representing gains on the sale of new receivables which are sold to the trusts on a continuous basis to replenish the investors' interest in trust receivables which have been repaid by the credit cardholders.

   Prior to January 1, 1997 the Company recorded excess servicing income on credit card securitizations representing additional cash flow from the receivables initially sold based on estimates of the repayment term, including prepayments. As the estimates used to record excess servicing income were influenced by factors outside the Company's control, there was uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Excess servicing income recorded at the time of each transaction was substantially offset by the establishment of recourse reserves for anticipated charge-offs. During the "revolving period" of each trust, income was recorded based on additional cash flows from the new receivables which were sold to the trusts on a continual basis to replenish the investors' interest in trust receivables which had been repaid by the credit cardholders. Beginning in the third quarter of 1996 credit card securitization activities were affected by the adoption in that quarter of a new charge-off methodology relating to bankruptcies (see Asset Quality), the upward repricing of interest rates and fees, increases in charge-offs and the related impact on reserves.

7) The following table shows the changes in the reserve for credit losses for the periods presented:

                                  Three Months Ended      Year Ended
                                       March 31,          December 31,
                                         1997                1996
      Balance, beginning of period     $ 89,184            $53,494

         Current provision               60,364             96,862

         Transfer of recourse
          reserves to on-balance
          sheet reserves                    ---              3,000

         Reserves on receivables
          purchased                      (6,406)             6,404

         Net charge-offs                (37,765)           (70,576)

      Balance, end of period           $105,377            $89,184

8) At March 31, 1997 and December 31, 1996, the Company had
   $387.0 million and $399.4 million, respectively, of amounts due from credit card securitizations. These amounts include the retained interest-only strip, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established. A portion of these amounts is subject to liens held by the providers of credit enhancement facilities for the respective securitizations.

9) Selected Balance Sheet Information

    Other Assets
                                         March 31,     December 31,
                                           1997            1996
    Retained interest-only strip -
     personal finance loans              $157,957        $149,418
    Prepaid assets                        100,707         117,934
    Accrued interest receivable            93,391         101,021
    Deferred costs                         45,971          42,252
    Due from trustees - mortgage           19,284          14,298
    Investments in operating leases        16,264          17,276
    Retained interest-only strip -
     business loans and leases              9,793          14,205
    Due from trustees - business
     loans and leases                       6,028           5,326
    Current and deferred federal
     income taxes                             ---          28,169
    Goodwill                                5,419           5,795
    Other real estate owned                 2,229           2,513
    Other                                 171,314         128,076
    Total other assets                   $628,357        $626,283

     Other Liabilities
                                         March 31,     December 31,
                                           1997           1996
  Deferred fees and other reserves       $ 17,916       $ 86,877
  Accounts payable and accrued
   expenses                                61,044         59,432
  Accrued interest payable                 72,120         55,320
  Current and deferred state income
   taxes                                   33,800         10,300
  Other                                   115,602         97,852
  Total other liabilities                $300,482       $309,781

10) Income tax expense reflects an effective tax benefit of approximately 25.8%, for the three month period ended March 31, 1997, compared to a 34.0% tax expense for the comparable 1996 period. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

    Income tax expense consisted of the following components:

                                          Three Months Ended
                                               March 31,
                                           1997          1996
  Current:
   Federal                               $(6,649)      $   970
   State                                    (574)        3,077
  Total current                           (7,223)        4,047

  Deferred:
   Federal                                   287        17,711
   State                                      45          (625)
  Total deferred                             332        17,086

  Total tax expense (benefit)            $(6,891)      $21,133

   The reconciliation of the statutory federal income tax to the consolidated tax expense (benefit) is as follows:

                                          Three Months Ended
                                               March 31,
                                           1997          1996

     Statutory federal income tax        $(9,356)      $21,757
     State income taxes                     (344)        1,593
     Insurance income                     (1,442)       (1,701)
     Tax credits                          (1,335)         (224)
     APB 28 adjustment                     5,255           ---
     Other                                   331          (292)

     Consolidated tax expense (benefit)  $(6,891)      $21,133

   The net deferred tax asset/(liability) is comprised of the following:
                                         March 31,    December 31,
                                           1997          1996
  Deferred taxes:

    Gross assets                        $ 78,015      $112,861

    Gross liabilities                    (85,352)      (83,226)

  Total deferred taxes                  $ (7,337)     $ 29,635

 The Company did not record any valuation allowances against deferred tax assets at March 31, 1997 and December 31, 1996.

 The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                         March 31,    December 31,
                                           1997          1996

  SFAS 91                               $(17,279)     $(17,870)
  Loan losses                             34,861        26,851
  Mortgage banking income                  6,010         6,623
  Securitization income                  (33,370)      (35,415)
  Leasing income                           3,808        56,447
  Other                                   (1,367)       (7,001)
  Net deferred tax assets               $ (7,337)     $ 29,635

11) The Company has adopted several management incentive plans designed to provide incentives to participating employees to remain in the employ of the Company and devote themselves to its success. Under these plans, certain eligible employees were required and others were given the opportunity to elect to take portions of their anticipated or "target" bonus payments for future years in the form of restricted shares of common stock.
    The restricted shares are subject to forfeiture should the employee terminate employment with the Company prior to vesting. The shares become unrestricted over time if certain performance criteria are met. At March 31, 1997, a total of 1,521,510 shares issued under these plans were subject to restrictions and were included in the number of shares outstanding. These shares are considered common stock equivalents in the calculation of earnings per common share.

    Deferred compensation of $38.0 million and $41.2 million related to these shares of restricted stock is reflected as a reduction of equity at March 31, 1997 and December 31, 1996, respectively.

12) On December 17, 1996, Advanta Capital Trust I, a newly formed statutory business trust established by the Company (the "Trust"), issued in a private offering to two institutional investors $100 million of capital securities, representing preferred beneficial interests in the assets of the Trust (the "Capital Securities").
    The sole assets of the Trust consist of $100 million of 8.99% junior subordinated debentures issued by the Company due December
    17, 2026 (the "Junior Subordinated Debentures"). The Capital Securities will be subject to mandatory redemption under certain circumstances, including at any time on or after December 17, 2006 upon the optional prepayment by the Company of the Junior Subordinated Debentures. The Company has guaranteed the obligations of the Trust. The Company used the proceeds from the sale for general corporate purposes.

13) The following table shows the calculation of earnings per common share:
                                          Three Months Ended
                                               March 31,
                                          1997          1996

  Net income (loss)                     $(19,818)    $41,030
  less: Class A preferred dividends         (141)       (141)

  Net income (loss) available to
       common shares                    $(19,959)    $40,889

  Average common stock outstanding        42,520      40,492
  Common stock equivalents                 3,633       4,383

  Weighted average common shares
       outstanding (in thousands)         46,153      44,875

  Earnings (loss) per common share      $   (.43)    $   .91

                    ADVANTA CORP. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

For the three months ended March 31, 1997, the Company reported a net loss of $19.8 million or $.43 per share, compared to net income of $41.0 million or $.91 per share for the same period of 1996.

The first quarter loss was the result of several factors, including continuing increases in consumer bankruptcies and charge-offs and lower receivable balances than originally anticipated in the consumer credit card business. The consolidated charge-off rate increased to 5.3% of managed receivables for the first quarter of 1997 from 2.8% for the first quarter of 1996. The managed delinquency rate was 5.5% at March 31, 1997 compared to 3.2% reported last year. The first quarter of 1997 charge-off and delinquency rates reflect the adoption of a new methodology related to credit card bankruptcies in August 1996 (see Asset Quality). This methodology is consistent with that used by others in the credit card industry. The deterioration in the credit quality was confined to the credit card business. Average managed receivables increased $3.3 billion or 25.8% to $16.2 billion from $12.9 billion at March 31, 1996. The managed net interest margin rose to 7.05% for the first quarter up from 6.24% reported in the year ago quarter. The margin improvement reflects a January and March contractual repricing of consumer credit card receivables. The net interest margin is expected to continue to improve as the Company continues to reprice introductory rate receivables and as the Company reprices approximately two-thirds of its consumer credit card receivables by an average of over 200 basis points during the remainder of the year. The operating expense ratio increased to 3.2% for the first quarter of 1997, up from 2.8% reported last year.

This Report contains forward-looking statements, including but not limited to projections of future earnings, that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Significant risks and uncertainties include: the Company's managed net interest margin, which in turn is affected by the Company's success in originating new credit card accounts, the receivables volume and initial pricing of new accounts, the impact of repricing existing accounts and account attrition, the mix of account types and interest rate fluctuations; the level of delinquencies, customer bankruptcies, and charge-offs; and the amount and rate of growth in the Company's expenses. Earnings also may be significantly affected by factors that affect consumer debt, competitive pressures from other providers of financial services, the effects of governmental regulation, the amount and cost of financing available to the Company and its subsidiaries, the difficulty or inability to securitize the Company's receivables and the impact of the ratings on debt of the Company and its subsidiaries. Additional risks that may affect the Company's future performance are set forth elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and other filings with the Securities and Exchange Commission.

NET INTEREST INCOME

Net interest income for the first quarter of 1997 increased $8.9 million or 53.3% to $25.6 million from $16.7 million for the same period of 1996. This resulted from an increase in the owned net interest margin to 2.22% for the first quarter of 1997, from 1.77% for the first quarter of 1996, as well as an $854 million increase in average interest earning assets.

The following table provides an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest-bearing liabilities),and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three month periods ended March 31, 1997 and 1996. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

INTEREST RATE ANALYSIS
                                                  Three Months Ended March 31,
                                          1997                                   1996
                               Average                   Yield/      Average                   Yield/
                               Balance (1)    Interest    Rate       Balance (1)    Interest    Rate
  On-balance sheet
  Credit cards               $ 1,815,920      $ 46,628   10.41%     $2,411,626      $ 48,668    8.12%
  Personal finance loans         430,948        11,850   11.15         224,024         5,633   10.11
  Business loans and
   leases                        256,234         8,122   12.78         151,732         4,758   12.60
  Other loans                     25,165           543    8.75           9,351           185    7.96
  Gross receivables            2,528,267        67,143   10.76       2,796,733        59,244    8.52
  Investments (2)              2,198,599        31,076    5.57       1,076,602        14,253    5.15
  Total interest earning
   assets                    $ 4,726,866      $ 98,219    8.35%     $3,873,335      $ 73,497    7.58%

  Interest-bearing
   liabilities               $ 4,724,566      $ 71,642    6.05%     $3,666,393      $ 55,935    6.07%

  Net interest spread                                     2.30%                                 1.51%
  Net interest margin                                     2.22%                                 1.77%

  Off-balance sheet
  Credit cards               $10,506,076                            $8,145,795
  Personal finance loans       2,532,504                             1,626,741
  Business loans and leases      617,073                               293,335
  Total average
   securitized receivables   $13,655,653                           $10,065,871
  Total average managed
   receivables               $16,183,920                           $12,862,604

  Managed credit cards       $12,321,996      $435,160   14.32%    $10,557,421      $336,275   12.81%

  Managed Net Interest
  Analysis (3):
  Interest earning assets    $15,232,942      $486,751   12.94%    $12,019,130      $361,104   12.07%
  Interest-bearing
   liabilities               $15,230,642      $221,202    5.86%    $11,812,188      $174,346    5.92%

    Net interest spread                                   7.08%                                 6.15%
    Net interest margin                                   7.05%                                 6.24%

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

The following table provides selected information on a managed basis (excluding mortgage contract servicing assets), as well as a summary of the effects of credit card securitizations on selected line items of the Company's condensed consolidated income statements as of and for the three months ended March 31, 1997 and 1996.

                                          Three Months Ended
                                                 March 31,
                                          1997            1996
    Balance sheet data:
    Average managed receivables       $16,183,920     $12,862,604
    Managed receivables                16,451,045      14,091,129
    Total managed assets               20,160,094      16,064,202
    Managed net interest margin
     (on a fully tax equivalent basis)       7.05%           6.24%
    As a percentage of gross managed
     receivables:
      Total loans 30 days or more
       delinquent                             5.5% (1)        3.2%
      Net charge-offs                         5.3% (1)        2.8%
    Managed Income Statement:
     Net interest income                  264,404         185,907
     Provision for credit losses          228,370          85,575
     Noninterest revenues                  86,068          72,326
     Operating expenses                   148,811         110,495
    Income (loss) before income taxes     (26,709)         62,163

(1) The 1997 figures reflect the adoption of a new charge-off methodology in August 1996 relating to credit card bankruptcies (see Asset Quality).

With respect to the Managed Income Statement, net interest income includes owned net interest income and securitized net interest income. In the Consolidated Income Statements, securitized net interest income is reported as noninterest revenues. In addition, the provision for credit losses includes the amount by which the provision for credit losses would have been higher had the securitized receivables remained as owned and the provision for securitized credit card losses been equal to actual reported charge-offs (see Asset Quality). Noninterest revenues exclude the net interest income and credit losses associated with the securitized credit card receivables.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the first quarter of 1997 was $60.4 million compared to $15.1 million for the comparable period of 1996. This increase was primarily due to higher charge-offs on owned receivables as well as an increase in impaired assets and delinquency levels. Charge-offs on owned receivables increased to $37.8 million for the first quarter of 1997 from $14.9 million for the first quarter of 1996.

ASSET QUALITY

The reserve for credit losses is maintained for on-balance sheet receivables. This reserve is intended to cover credit losses inherent in the owned loan portfolio. With regard to securitized assets, the fair value of anticipated losses and related recourse reserves are reflected in the calculations of securitization income, amounts due from credit card securitizations and other assets. Recourse reserves are intended to cover all probable credit losses over the life of the securitized receivables. The Company periodically evaluates its on-balance sheet and recourse reserve requirements and, as appropriate, effects transfers between these accounts.

In the third quarter of 1996, the Company adopted a new charge-off methodology related to bankrupt credit card accounts, providing for up to a 90-day (rather than up to a 30-day) investigative period following notification of the bankruptcy petition, prior to charge-off. This new methodology is consistent with the methodology used by others in the credit card industry.

The reserve for credit losses on a consolidated owned basis was $105.4 million or 4.2% of receivables at March 31, 1997 compared to $89.2 million or 3.4% of receivables at December 31, 1996 and $56.7 million or 1.9% of receivables at March 31, 1996.

On the total managed portfolio, impaired assets were $470.2 million or 2.9% of receivables at March 31, 1997, compared to $420.5 million or 2.6% of receivables at December 31, 1996 and $202.9 million or 1.4% of receivables at March 31, 1996. The 30 day and over delinquency rate on managed credit cards rose to 5.2% at March 31, 1997 up from 2.7% a year ago.

The total managed charge-off rate for the first three months of 1997 was 5.3%, up from 3.2% for the full year of 1996 and 2.8% for the first three months of 1996. The charge-off rate on managed credit cards was 6.6% for the first three months of 1997, up from 3.7% for the full year of 1996 and 3.2% for the comparable 1996 period. The charge-off rate on managed personal finance loans was .6% for the first three months of 1997, down from .7% for both the full year of 1996 and the comparable 1996 period.

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.

                                              March      December    March
                                                31,        31,        31,
   CONSOLIDATED - MANAGED                      1997       1996       1996
   Nonperforming assets                      $237,333   $191,668  $ 97,962
   Accruing loans past due 90 days or more    232,879    228,845   104,953
   Impaired assets                            470,212    420,513   202,915
   Total loans 30 days or more delinquent     903,262    886,717   456,397
   As a percentage of gross receivables:
    Nonperforming assets                          1.4%       1.2%       .7%
    Accruing loans past due 90 days or more       1.4        1.4        .7
    Impaired assets                               2.9        2.6       1.4
    Total loans 30 days or more delinquent:
     New methodology(1)                           5.5        5.4
     Prior methodology                                       5.2(2)    3.2
   Net charge-offs:
    Amount                                   $212,710   $479,992  $ 89,843
    As a percentage of average gross
     receivables(annualized)
     New methodology(1)                           5.3%       3.2%
     Prior methodology                            3.5(2)     2.8%
  CREDIT CARDS - MANAGED
   Nonperforming assets                      $109,674   $ 89,064  $ 29,136
   Accruing loans past due 90 days or more    232,857    228,822   104,584
   Impaired assets                            342,531    317,886   133,720
   Total loans 30 days or more delinquent     628,676    632,083   311,484
   As a percentage of gross receivables:
    Nonperforming assets                           .9%        .7%       .2%
    Accruing loans past due 90 days or more       1.9        1.8        .9
    Impaired assets                               2.8        2.5       1.1
    Total loans 30 days or more delinquent
     New methodology(1)                           5.2        5.0
     Prior methodology                                       4.6(2)    2.7
   Net charge-offs:
    Amount                                   $203,654   $451,239  $ 83,971
    As a percentage of average gross
     receivables(annualized)
     New methodology(1)                           6.6%       3.7%
     Prior methodology                                       4.1(2)    3.2%
  PERSONAL FINANCE LOANS - MANAGED
   Nonperforming assets                      $111,555   $  93,101 $ 63,618
   Total loans 30 days or more delinquent     208,018     194,412  105,308
    As a percentage of gross receivables:
    Nonperforming assets                          3.4%        3.4%     3.3%
    Total loans 30 days or more delinquent        6.3         7.1      5.5
   Net charge-offs:
    Amount                                   $  4,416   $  14,981 $  3,299
    As a percentage of average gross
     receivables(annualized)                       .6%         .7%      .7%
  BUSINESS LOANS AND LEASES - MANAGED
   Nonperforming assets                      $ 16,019   $   9,503 $  5,208
   Total loans 30 days or more delinquent      66,285      59,880   39,416
   As a percentage of receivables:
    Nonperforming assets                          1.7%        1.2%     1.1%
    Total loans 30 days or more deliquent         6.9         7.3      8.1
   Net charge-offs:
    Amount                                   $  4,641   $  13,777 $  2,575
    As a percentage of average
      receivables(annualized)                     2.1%        2.3%     2.3%

(1) The 1997 and December 31, 1996 figures reflect the adoption of a new charge-off methodology in August 1996 relating to credit card bankruptcies (see Asset Quality).
(2) Pro forma calculation reflecting charge-off of all credit card bankruptcies within 30 days of notification.

NONINTEREST REVENUES
                                          Three Months Ended
                                               March 31,
                                          1997           1996
  Credit card servicing income         $ 47,311       $ 39,028
  Income from personal finance
   activities                            32,584         21,995
  Credit card securitization income      27,061         65,865
  Credit card interchange income         20,213         21,962
  Business loan and lease other
   revenues                              15,458         10,875
  Insurance revenues, net                10,359          6,519
  Other                                   3,868          4,785
  Total noninterest revenues           $156,854       $171,029

For the first quarter of 1997, noninterest revenues declined 8% to $156.9 million from $171.0 million for the same period of 1996. Credit card securitization income decreased $38.8 million or 59% to $27.1 million as a result of lower spreads due to significantly higher charge-offs, and a higher level of introductory rate credit cards in the trusts. Credit card servicing income increased $8.3 million due to higher securitized balances. Income from personal finance activities increased $10.6 million or 48% primarily due to the gain on sale from a $550 million REMIC transaction in the first quarter of 1997. Business loan and lease other revenues increased to $15.5 million in the first quarter of 1997, a 42% increase over the first quarter of 1996, primarily due to the 110% growth in average securitized receivables. Insurance revenues, net increased $3.8 million from the first quarter of 1996 to $10.4 million due to the successful marketing of insurance products in the credit card, personal finance and business loan and lease areas.

OPERATING EXPENSES
                                          Three Months Ended
                                               March 31,
                                          1997           1996
 Amortization of credit card
  deferred origination costs, net      $ 18,063       $ 20,493
 Other operating expenses:
  Salaries and employee benefits         54,661         37,419
  External processing                    11,989          9,833
  Marketing expense                      11,129         11,122
  Equipment expense                       8,559          4,336
  Professional fees                       8,295          6,830
  Postage expense                         7,120          5,806
  Credit card fraud losses                6,477          2,349
  Occupancy expense                       5,291          2,576
  Telephone expense                       4,907          3,967
  Credit and collection expense           4,356          2,585
  Other                                   7,964          3,179
  Total other operating expenses       $130,748       $ 90,002

 Total operating expenses              $148,811       $110,495

The amortization of credit card deferred origination costs, net, decreased from $20.5 million for the first three months of 1996 to $18.1 million for the first three months of 1997. Total other operating expenses of $130.7 million for the three months ended March 31, 1997 increased 45.3% from $90.0 million for the same period of 1996. Other operating expenses as a percentage of average managed receivables were 3.2% for the first quarter of 1997, up from 2.8% in the comparable 1996 period. The increase in total other operating expenses is attributable, in part, to a 43% increase in the number of employees from 2,624 at March 31, 1996 to 3,751 at March 31, 1997, including the addition of senior management throughout 1996 to assist in the strategic growth and development of the Company. Other expenses, including equipment expense, external processing, postage and occupancy expense showed increases consistent with the increase in the number of managed customer accounts and the addition of space and new technology to support this growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, both long- and short-term, through active management of both assets and liabilities. During the first three months of 1997, the Company, through its subsidiaries, securitized $654.0 million of personal finance loans and $57.4 million of business loan receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future credit card, personal finance and business loan receivable growth. At March 31, 1997, the Company had approximately $1.6 billion of loan and lease receivables and $.9 billion of investments available for sale which could be sold to generate additional liquidity.

Funding diversification is an essential component of the Company's liquidity management. The debt securities of Advanta Corp., Advanta
National Bank USA ("AUS"), and Advanta National Bank ("ANB") had investment-grade ratings from the nationally recognized rating agencies throughout 1996. These ratings had allowed the Company to further diversify its funding sources. Beginning March 1997, the various rating agencies lowered their ratings on the debt securities of each of Advanta Corp., AUS and ANB by one or two grades. As of May 12, 1997, debt of the two banks, AUS and ANB, was rated at or above the lowest level of investment grade by each agency except Standard & Poors which rated it one level below investment grade; debt of the parent company, Advanta Corp., maintained investment grade ratings (at or above the lowest investment grade level) from three of the rating agencies, but was rated two levels below investment grade by Standard & Poors and by Moody's Investors Service. Efforts continue to develop new sources of funding, both through previously untapped customer segments and through developing new financing structures. In that regard, on May 1, 1997, Advanta Mortgage Corp. USA and its subsidiaries entered into a $500 million secured revolving credit facility.

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

In September 1995, AUS and ANB (the "Banks") established a $2.25 billion bank note program. Under this program, the Banks may issue an aggregate of $2.0 billion of senior bank notes and $250 million of subordinated bank notes. These notes may have maturities ranging from seven days to fifteen years from date of issuance. Advanta Corp. and the Banks, collectively, have a $1 billion revolving credit facility, of which $1 billion is available to each of the Banks and up to a maximum of $500 million is available to Advanta Corp., provided that no more than $1 billion may be outstanding at any time. The Company also filed a shelf registration statement in 1996 with the Securities and Exchange Commission which allows the Company to sell up to $1.6 billion of debt securities.

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

In managing its interest rate sensitivity position, the Company periodically securitizes receivables, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and short-term investment position, and uses derivative financial instruments. Derivative financial instruments are used to manage exposures to changes in interest rates and foreign exchange rates and create match funding of assets and liabilities. Derivative financial instruments, by policy, are not used for any speculative purposes (see discussion under "Derivatives Activities"). The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the variable rate pricing dynamics of the underlying receivables sold to the trusts. Variable rate funding is used on the balance sheet as well, in support of unsecuritized receivables which carry variable rates. Although credit card receivable rates are generally set at a spread over a floating rate index, they often contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In addition, the Company at times offers fixed rate pricing to consumers for the introductory rate period of its credit cards. In instances when a significant portion of credit card receivables carry fixed rate introductory pricing or are at their floors, the Company may convert part of the underlying funding to a fixed rate by using interest rate hedges, swaps and fixed rate securitizations. In pricing mortgage and business loan and lease securitizations, both fixed rate and variable rate funding are used depending upon the characteristics of the underlying receivables and the overall risk exposure to the Company.

Additionally, basis risk exists in on-balance sheet funding as well as in securitizing credit card receivables at a spread over the London Interbank Offered Rate ("LIBOR") when the rate on the underlying assets is indexed to the prime rate. The Company measures the basis risk resulting from potential variability in the spread between prime and LIBOR and incorporates such risk into the asset and liability management process. Substantially all new credit cards have been issued using LIBOR as the repricing index. This will have the effect of reducing prime/LIBOR basis risk over time.
The Company continues to seek cost-effective alternatives for minimizing this risk.

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

DERIVATIVES ACTIVITIES

The Company utilizes derivative financial instruments for the purpose of managing its exposure to interest rate and foreign currency risks. The Company has a number of mechanisms in place that enable it to monitor and control both market and credit risk from these derivatives activities. At the broader level, all derivatives strategies are managed under a hedging policy approved by the Board of Directors that details the use of such derivatives and the individuals authorized to execute derivatives transactions. All derivatives strategies must be approved by the Company's senior management (Chief Executive Officer, Chief Financial Officer and Treasurer).

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

As of March 31, 1997 and December 31, 1996, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.

The following table summarizes by notional amounts the Company's derivative instruments:

                              March 31,       December 31,
                                1997             1996

 Interest rate swaps        $1,795,591        $1,560,444
 Swaptions                      25,000           153,000
 Interest rate options:
  Caps written               1,279,170         1,413,222
  Caps purchased               356,280           365,000
  Corridors/Collars            500,000           500,000
 Forward contracts             286,826           386,680
 Total notional amount      $4,242,867        $4,378,346


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

                        PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security holders.

        At the Company's Annual Meeting of Stockholders held on May 8, 1997, the following nominees for reelection as directors of the Company were elected by the votes indicated below:

        Director                    Votes For       Votes Withheld

        Alex W. "Pete" Hart         15,994,658         87,989
        Ronald J. Naples            15,994,658         87,989
        William A. Rosoff           15,994,658         87,989


     Item 6. Exhibits and Reports on Form 8-K.

      (a)     Exhibits
              The following exhibit is being filed with this report on Form 10-Q:


      Exhibit Number               Description of Document


       27                          Financial data schedule incorporated
                                   by reference to Exhibit 27 to the
                                   Company's Current Report on Form 8-K
                                   dated April 16, 1997 filed the same date.

      (b) Reports on Form 8-K.

      (b)(1) A Current Report on Form 8-K, dated March 17, 1997 was filed by the Company regarding certain Company announcements relating to the retention of BT Wolfensohn, certain management changes and 1997 earnings expectations, as well as a shareholder rights plan and certain by-law amendments.


      (b)(2) A Current Report on Form 8-K, dated April 16, 1997 was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ended March 31, 1997. A Financial Data Schedule was included as an exhibit in this Form 8-K.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Advanta Corp.

                                             (Registrant)


     May 14, 1997                By  /s/David D. Wesselink
                                     Senior Vice President, and
                                     Chief Financial Officer

     May 14, 1997                By  /s/John J. Calamari
                                     Vice President, Finance and
                                     Principal Accounting Officer

                          EXHIBIT INDEX

    Exhibit                        Description

        2                          Inapplicable.

        3                          Inapplicable.

        4                          Inapplicable.

       10                          Inapplicable.

       11                          Inapplicable.

       15                          Inapplicable.

       18                          Inapplicable.

       19                          Inapplicable

       22                          Inapplicable.

       23                          Inapplicable.

       24                          Inapplicable.

       27                          Financial data schedule incorporated
                                   by reference to Exhibit 27 to the
                                   Company's Current Report on Form 8-K
                                   dated April 16, 1997 filed the same date.

       99                          Inapplicable.