Form 10-Q
period 1997-06-30
ADVANTA CORP
filed 1997-08-14
CIK 96638

                                    Form 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or
                                                            -------------

[ ]     Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from        to
                                                            ------    -------
Commission File Number 0-14120

                                 Advanta Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           23-1462070
--------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

Welsh and McKean Roads, P.O. Box 844, Spring House, PA         19477
------------------------------------------------------       ---------
       (Address of Principal Executive Offices)              (Zip Code)

                                (215) 657-4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    -----         -----

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes            No
    -----         -----

*    Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A                                  Outstanding at July 31, 1997
----------------------------                      ----------------------------
Common Stock, $.01 par value                             18,176,112 shares
         Class B                                  Outstanding at July 31, 1997
----------------------------                      ----------------------------
Common Stock, $.01 par value                             25,919,906 shares

                               Table of Contents

                                                                                    Page
                                                                                    ----
Part I  - Financial Information


Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets . . . . . . . . . . . . . . . . . . . 3
          Consolidated Condensed Income Statements  . . . . . . . . . . . . . . . . . 4
          Consolidated Condensed Statements of
           Changes in Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . 5
          Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . 6
          Notes to Consolidated Condensed Financial
           Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Part II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29


                         ADVANTA CORP. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     June 30,                  December 31,
                                                                                       1997                        1996
                                                                                 ------------------         ------------------
ASSETS                                                                              (Unaudited)
-------
Cash                                                                                 $  190,318                  $  165,875
Federal funds sold and interest-bearing
 deposits with banks                                                                  1,467,729                     885,709
Investments available for sale                                                        1,342,659                     785,600
Loan and lease receivables, net:
 Available for sale                                                                   1,105,412                   1,476,146
 Other loan and lease receivables, net                                                1,232,802                   1,136,857
                                                                                     ----------                  ----------
Total loan and lease receivables, net                                                 2,338,214                   2,613,003
Premises and equipment, net                                                             134,865                     108,130
Amounts due from credit card
 securitizations                                                                        376,295                     399,359
Other assets                                                                            722,169                     626,283
                                                                                     ----------                  ----------

   Total assets                                                                      $6,572,249                  $5,583,959
                                                                                     ==========                  ==========

LIABILITIES
-----------
Deposits                                                                             $2,782,054                  $1,860,058
Debt and other borrowings                                                             2,570,910                   2,462,084
Other liabilities                                                                       280,959                     309,781
                                                                                     ----------                  ----------

   Total liabilities                                                                  5,633,923                   4,631,923
                                                                                     ----------                  ----------

Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely subordinated debentures
of the Company                                                                          100,000                     100,000

STOCKHOLDERS' EQUITY
--------------------
Class A preferred stock, $1,000 par
 value: authorized, issued and
 outstanding -- 1,010 shares in 1997
 and 1996                                                                                 1,010                       1,010
Class B preferred stock, $.01 par
 value: authorized -- 1,000,000 shares
 in 1997 and 1996; issued -- 25,000
 shares in 1997 and 1996                                                                      0                           0
Class A common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 18,176,112 shares in 1997,
 and 17,945,471 shares in 1996                                                              182                         179
Class B common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 26,187,682 shares in 1997,
 and 25,592,764 in 1996                                                                     262                         256
Additional paid-in capital, net                                                         335,230                     309,250
Retained earnings, net                                                                  512,323                     541,383
Less:  Treasury stock at cost,
 295,475 Class B common shares in 1997,
   1,231 Class B common shares in 1996                                                  (10,681)                        (42)
                                                                                     ----------                  ----------
   Total stockholders' equity                                                           838,326                     852,036
                                                                                     ----------                  ----------

   Total liabilities and stockholders'
    equity                                                                           $6,572,249                  $5,583,959
                                                                                     ==========                  ==========

See Notes to Consolidated Condensed Financial Statements

                        ADVANTA CORP. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                     (In thousands, except per share data)

                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                      ----------------------------           -------------------------------
                                                        1997                1996                 1997                 1996
                                                      ---------           --------           -----------           ---------
                                                              (Unaudited)                               (Unaudited)
Interest income:
 Loans and leases                                      $ 63,561           $ 66,893              $129,583           $125,395
 Investments                                             37,769             16,554                68,821             30,698
                                                       --------           --------             ---------           --------
Total interest income                                   101,330             83,447               198,404            156,093

Interest expense:
 Deposits                                                34,099             28,087                61,195             55,833
 Other debt                                              45,698             39,245                90,064             67,434
                                                       --------           --------             ---------           --------
Total interest expense                                   79,797             67,332               151,259            123,267

Net interest income                                      21,533             16,115                47,145             32,826

Provision for credit losses                              50,279             27,651               110,643             42,733
                                                       --------           --------             ---------           --------

Net interest income after
 provision for credit losses                            (28,746)           (11,536)              (63,498)            (9,907)

Noninterest revenues:
 Gain on sale of credit
  cards                                                       0             33,820                     0             33,820
 Other noninterest revenues                             194,613            173,513               351,467            344,542
                                                       --------           --------             ---------            -------
Total noninterest revenues                              194,613            207,333               351,467            378,362

Operating expenses:
 Amortization of credit card
  deferred origination
  costs, net                                             15,458             24,487                33,521             44,980
 Other operating expenses                               143,106            102,958               273,854            192,960
                                                       --------           --------             ---------           --------
Total operating expenses                                158,564            127,445               307,375            237,940

Income (loss) before income
 taxes                                                    7,303             68,352               (19,406)           130,515

Provision (benefit) for
 income taxes                                             1,884             23,232                (5,007)            44,365
                                                       --------           --------              ---------          --------

Net income (loss)                                      $  5,419           $ 45,120              $(14,399)          $ 86,150
                                                       ========           ========              =========          ========

Earnings (loss) per common
 share                                                 $    .12           $   1.00              $   (.32)          $   1.91
                                                       ========           ========              =========          ========

Weighted average common
 shares outstanding                                      45,708             45,239                46,035             45,076
                                                       ========           ========             =========           ========

Cash dividends declared:
  Class A                                              $   .110           $   .090             $    .220           $   .180
  Class B                                              $   .132           $   .108             $    .264           $   .216

See Notes to Consolidated Condensed Financial Statements

Consolidated Condensed Statements of Changes in Stockholders' Equity

($ in thousands)

-------------------------------------------------------------------------------------------------------------------
                                              Class A          Class B              Class A         Class B
                                             Preferred        Preferred             Common           Common
                                              Stock             Stock               Stock            Stock
-------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31,1995                      $1,010                 $0               $175            $240
Change in unrealized
  appreciation of
  investments
Preferred and common
 cash dividends declared
Exercise of stock options                                                               4               7
Issuance of stock:
  Benefit plans                                                                                         9
Amortization of deferred
  compensation
Termination/tax benefit -
  benefit plans
Foreign currency
  translation adjustment
Net Income
-------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1996                      1,010                  0                179             256
Change in unrealized
  appreciation of
  investments
Preferred and common
  cash dividends declared
Exercise of stock options                                                               3               5
Issuance of stock:
  Benefit plans                                                                                         1
  Dividend reinvestment
   plan
Amortization of deferred
  compensation
Termination/tax benefit-
  benefit plans
Foreign currency
  translation adjustment
Net Income (loss)
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                     $1,010                 $0               $182            $262
====================================================================================================================

-------------------------------------------------------------------------------------------------------------------
                                              Additional      Retained
                                               Paid-In        Earnings,       Treasury           Total Stockholders'
                                               Capital          net            Stock                    Equity
-------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31,1995                        $280,294       $391,245         $      0                  $672,964
Change in unrealized
  appreciation of
  investments                                                     (338)                                      (338)
Preferred and common
 cash dividends declared                                       (24,588)                                   (24,588)
Exercise of stock options                         7,503                                                     7,514
Issuance of stock:
  Benefit plans                                   2,185                           2,228                     4,422
Amortization of deferred
  compensation                                   11,960                                                    11,960
Termination/tax benefit -
  benefit plans                                   7,308                          (2,270)                    5,038
Foreign currency
  translation adjustment                                          (593)                                      (593)
Net Income                                                     175,657                                    175,657
-------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1996                        309,250        541,383              (42)                  852,036
Change in unrealized
  appreciation of
  investments                                                     (760)                                      (760)
Preferred and common
  cash dividends declared                                      (14,209)                                   (14,209)
Exercise of stock options                         6,228                                                     6,236
Issuance of stock:
  Benefit plans                                   1,629                           1,297                     2,927
  Dividend reinvestment
   plan                                             653                                                       653
Amortization of deferred
  compensation                                    5,534                                                     5,534
Termination/tax benefit-
  benefit plans                                  11,936                         (11,936)                        -
Foreign currency
  translation adjustment                                           308                                        308
Net Income (loss)                                              (14,399)                                   (14,399)
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                       $335,230       $512,323         $(10,681)                 $838,326
===================================================================================================================

See Notes to Consolidated Condensed Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                               -----------------------------------
                                                                                                     1997                  1996
                                                                                               -----------------------------------
OPERATING ACTIVITIES                                                                                       (Unaudited)
--------------------
Net income (loss)                                                                                $  (14,399)          $    86,150
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Sales/valuation adjustments-equity securities                                                      (5,489)               (3,450)
  Depreciation and amortization of intangibles                                                       16,408                 7,603
  Provision for credit losses                                                                       110,643                42,733
  Change in other assets and amounts due from
   credit card securitizations                                                                       51,497              (310,962)
  Change in other liabilities                                                                       (28,443)               96,984
  Gain on securitization of receivables                                                             (46,379)              (44,621)
                                                                                                  ----------             ---------
Net cash provided/(used) by operating activities                                                     83,838              (125,563)
INVESTING ACTIVITIES
--------------------
 Purchase of investments available for sale                                                     (23,679,151)           (9,387,736)
 Proceeds from sales of investments available for
  sale                                                                                              378,383               762,985
 Proceeds from maturing investments available
  for sale                                                                                       22,749,373             8,083,623
 Change in fed funds sold and interest-bearing
  deposits                                                                                         (614,245)               92,236
 Change in credit card receivables, excluding sales                                                 432,116            (3,299,239)
 Proceeds from sales/securitizations of receivables                                               1,691,688             3,874,731
 Purchase of personal finance loan/lease portfolios                                                (123,724)              (28,661)
 Principal collected on personal finance loans                                                       46,966                18,191
 Personal finance loans made to customers                                                        (1,554,627)             (530,318)
 Purchases of premises and equipment                                                                (43,153)              (27,667)
 Proceeds from sale of premises and equipment                                                           181                   109
 Excess of cash collections over income
  recognized on direct financing leases                                                              13,593                34,986
 Equipment purchased for direct financing leases                                                   (163,384)             (174,303)
 Change in business card receivables,excluding sales                                               (218,485)              (89,843)
 Net change in other loans                                                                          (33,580)               (2,463)
                                                                                                  ----------             ---------
Net cash used by investing activities                                                            (1,118,049)             (673,369)
FINANCING ACTIVITIES
--------------------
 Change in demand and savings deposits                                                              102,040               110,203
 Proceeds from sales of time deposits                                                             1,340,410               714,747
 Payments for maturing time deposits                                                               (520,454)             (620,844)
 Change in repurchase agreements and term fed funds                                                 (10,000)             (333,000)
 Proceeds from issuance of subordinated/senior debt                                                   8,169                17,344
 Payments on redemption of subordinated/senior debt                                                 (44,256)              (18,396)
 Proceeds from issuance of medium-term notes                                                        285,500               209,511
 Payments on maturity of medium-term notes                                                          (80,000)              (52,500)
 Change in notes payable                                                                            (18,361)              855,861
 Proceeds from issuance of stock                                                                      9,815                 4,663
 Cash dividends paid                                                                                (14,209)              (11,801)
                                                                                                  ----------             ---------
Net cash provided by financing activities                                                         1,058,654               875,788
----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                                 24,443                76,856
Cash at beginning of period                                                                         165,875                45,714
Cash at end of period                                                                            $  190,318            $  122,570

See Notes to Consolidated Condensed Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)

                                 June 30, 1997

1) In the opinion of management, the accompanying unaudited and audited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Advanta Corp. and subsidiaries as of June 30, 1997 and December 31, 1996, the results of their operations for the three and six month periods ended June 30, 1997 and 1996, and their cash flows for the six month periods ended June 30, 1997 and 1996. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with current year classifications.


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


4) Loan and lease receivables available for sale represent receivables currently on the balance sheet that the Company generally intends to sell or securitize within the next six months. These receivables are reported at the lower of aggregate cost or fair market value.

5) Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:

                                                                       June 30,                December 31,
                                                                        1997                      1996
                                                                      ---------                ------------
Credit cards                                                         $1,473,207                $2,045,219
Personal finance loans                                                  567,354                   376,260
Business loans and leases                                               315,490                   214,327
Other loans                                                              54,412                    20,835
                                                                      ---------                ----------
Gross loans and lease receivables                                     2,410,463                 2,656,641

Add: Deferred origination costs,
  net of deferred fees                                                   44,618                    45,546
Less: Reserve for credit losses:
  Credit cards                                                         (102,084)                  (76,084)
  Personal finance loans                                                 (5,118)                   (8,785)
  Business loans and leases                                              (9,433)                   (4,241)
  Other                                                                    (232)                      (74)
                                                                      ----------               -----------
  Total                                                                (116,867)                  (89,184)
                                                                      ----------               -----------
Net loans and lease receivables                                      $2,338,214                $2,613,003
                                                                     ==========                ===========

      Receivables and accounts serviced for others consisted of the following:

                                                                      June 30,               December 31,
                                                                        1997                    1996
                                                                     -----------             -----------
Receivables:
 Credit cards                                                        $ 9,712,707             $10,646,177
 Personal finance loans*                                               3,366,648               2,377,430
 Business loans and leases                                               774,102                 608,945
                                                                     -----------             -----------
 Total                                                               $13,853,457             $13,632,552
                                                                     ===========             ===========

Number of Accounts:
 Credit cards                                                          5,314,251               5,185,624
 Personal finance loans*                                                  62,745                  41,103
 Business loans and leases                                               171,058                 141,673
                                                                     -----------             -----------
 Total                                                                 5,548,054               5,368,400
                                                                     ===========             ===========

   * Excludes personal finance loans which were never owned by the Company, but which the Company services for a fee ("contract servicing").
      Contract servicing receivables were $7.5 billion and $3.7 billion at June 30, 1997 and December 31, 1996, respectively. The related number of accounts serviced at June 30, 1997 and December 31, 1996 were 110,022 and 59,681, respectively.

6) The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements approximated $28.2 million for the first six months of 1997, compared to $44.8 million for the same period of 1996.

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

      Under SFAS 125, the Company records a gain on the securitization of credit card receivables sold based on the estimated fair value of assets obtained and liabilities incurred in the sale. The gain recognized at the time of the sale, which principally represents the estimated fair value of the retained interest-only strip, is substantially offset by the estimated fair value of the Company's recourse obligation for anticipated charge-offs. As these estimates are influenced by factors outside the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. During the "revolving period" of each trust, securitization income is recorded representing gains on the sale of new receivables which are sold to the trusts on a continuous basis to replenish the investors' interest in trust receivables which have been repaid by the credit cardholders.

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


7) The following table shows the changes in the reserve for credit losses for the periods presented:

                                                          Six Months Ended              Year Ended
                                                               June 30,                 December 31,
                                                                1997                        1996
                                                        -------------------            ---------------
Balance, beginning of period                                    $ 89,184                    $53,494

   Current provision                                             110,643                     96,862

   Transfer of recourse
    reserves to on-balance
    sheet reserves                                                     0                      3,000

   Reserves on receivables
    purchased, net                                                (6,517)                     6,404

   Net charge-offs                                               (76,443)                   (70,576)
                                                                --------                    -------
Balance, end of period                                          $116,867                    $89,184
                                                                ========                    =======


8) At June 30, 1997 and December 31, 1996, the Company had $376.3 million and $399.4 million, respectively, of amounts due from credit card securitizations. These amounts include the income on the retained interest-only strip, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established. A portion of these amounts is subject to liens held by the providers of credit enhancement facilities for the respective securitizations.

9)    Selected Balance Sheet Information

OTHER ASSETS

                                                                 June 30,                December 31,
                                                                   1997                      1996
                                                            ----------------          -----------------
Retained interest only strip -
 personal finance loans                                         $172,064                   $149,418
Accrued interest receivable                                      115,554                    101,021
Prepaid assets                                                   114,133                    117,934
Investment in affordable housing                                  66,855                     48,059
Deferred costs                                                    47,465                     42,252
Escrow and investor advances -
 mortgage                                                         41,736                     20,205
Due from trustees - mortgage                                      20,050                     14,298
Investments in operating leases                                   14,714                     17,276
Retained interest only strip -
 business loans and leases                                         4,178                     14,205
Due from trustees - business
 loans and leases                                                  4,021                      5,326
Current and deferred federal
 income taxes                                                     22,604                     28,169
Goodwill                                                           5,314                      5,795
Other real estate owned                                               43                      2,513
Other                                                             93,438                     59,812
                                                                --------                   --------
Total other assets                                              $722,169                   $626,283
                                                                ========                   ========

OTHER LIABILITIES

                                                                                June 30,                December 31,
                                                                                  1997                      1996
                                                                           ----------------         -------------------
Accounts payable and accrued
 expenses                                                                       $ 85,032                   $ 59,432
Accrued interest payable                                                          71,861                     55,320
Deferred fees and other reserves                                                  19,446                     86,877
Current and deferred state income
 taxes                                                                             6,290                     10,300
Other                                                                             98,330                     97,852
                                                                                --------                   --------
Total other liabilities                                                         $280,959                   $309,781
                                                                                ========                   ========

10) Income tax expense (benefit) reflects an effective tax rate of approximately 25.8%, for both the three and six month periods ended June 30, 1997, compared to a 34.0% tax expense for both of the comparable 1996 periods. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

Income tax expense consisted of the following components:

                                                Three Months Ended                          Six Months Ended
                                                     June 30,                                   June 30,
                                           ------------------------------               ----------------------------
                                              1997              1996                         1997           1996
                                           ------------     -------------               ------------     -----------
Current:
 Federal                                     $22,460           $27,446                      $15,811        $28,417
 State                                           235             1,189                         (339)         4,266
                                              ------           -------                       -------       -------
Total current                                 22,695            28,635                       15,472         32,683

Deferred:
 Federal                                     (20,144)           (5,672)                     (19,857)        12,039
 State                                          (667)              269                         (622)          (357)
                                              -------           -------                      -------       --------
Total deferred                               (20,811)           (5,403)                     (20,479)        11,682

Total tax expense
 (benefit)                                   $ 1,884           $23,232                      $(5,007)       $44,365
                                             =======           =======                      ========       =======

The reconciliation of the statutory federal income tax to the consolidated tax expense (benefit) is as follows:

                                           Three Months Ended                          Six Months Ended
                                                June 30,                                   June 30,
                                     --------------------------------           -------------------------------
                                         1997                1996                  1997                1996
                                     -----------         ------------           -----------         -----------
Statutory federal
 income tax                             $2,515              $23,914               $(6,841)            $45,671
State income taxes                         280                  948                  (625)              2,541
Insurance income                        (1,539)              (1,308)               (2,981)             (3,021)
Tax credits                             (1,394)                (359)               (2,729)               (583)
APB 28 adjustment                        2,322                    0                 7,577                   0
Other                                     (300)                  37                   592                (243)
                                        ------              -------               -------             -------

Consolidated tax
 expense (benefit)                      $1,884              $23,232               $(5,007)            $44,365
                                        ======              =======               =======             =======

      The net deferred tax asset/(liability) is comprised of the following:

                                                                            June 30,             December 31,
                                                                              1997                   1996
                                                                            ---------            ------------
              Deferred taxes:

              Gross assets                                                   $90,168               $112,861

              Gross liabilities                                              (67,564)               (83,226)
                                                                             -------               --------

              Total deferred taxes                                           $22,604               $ 29,635
                                                                             =======               ========

      The Company did not record any valuation allowances against deferred tax assets at June 30, 1997 and December 31, 1996.

      The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                                                            June 30,              December 31,
                                                                              1997                    1996
                                                                          ------------           -------------
              SFAS 91                                                       $(15,957)              $(17,870)
              Loan losses                                                     39,199                 26,851
              Income from personal finance activities                         20,173                  6,623
              Securitization income                                          (23,249)               (35,415)
              Business loan and lease income                                  (4,491)                56,447
              Other                                                            6,929                 (7,001)
                                                                            --------               --------
              Net deferred tax assets                                       $ 22,604               $ 29,635
                                                                            ========               ========


11) The Company has adopted several management incentive plans designed to provide incentives to participating employees to remain in the employ of the Company and devote themselves to its success. Under these plans, certain eligible employees were required and others were given the opportunity to elect to take portions of their anticipated or "target" bonus payments for future years in the form of restricted shares of common stock. The restricted shares are subject to forfeiture should the employee terminate employment with the Company prior to vesting. The shares become unrestricted over time if certain performance criteria are met. At June 30, 1997, a total of 1,261,385 shares issued under these plans were subject to restrictions and were included in the number of shares outstanding. These shares are considered common stock equivalents in the calculation of earnings per common share.

      Deferred compensation of $27.4 million and $41.2 million related to these shares of restricted stock is reflected as a reduction of equity at June 30, 1997 and December 31, 1996, respectively.


12) In December 1996, Advanta Capital Trust I, a newly formed statutory business trust established by and wholly-owned by the Company (the "Trust"), issued in a private offering $100 million of capital securities, representing preferred beneficial interests in the assets of the Trust (the "Capital Securities"). The

      Company used the proceeds from the sale for general corporate purposes. The sole assets of the Trust consist of $100 million of 8.99% junior subordinated debentures issued by the Company due December 17, 2026 (the "Junior Subordinated Debentures"). The Capital Securities will be subject to mandatory redemption under certain circumstances, including at any time on or after December 17, 2006 upon the optional prepayment by the Company of the Junior Subordinated Debentures. The obligations of the Company with respect to the Junior Subordinated Debentures, when considered together with the obligations of the Company under the Indenture relating to the Junior Subordinated Debentures, the Amended and Restated Declaration of Trust relating to the Capital Securities and the Capital Securities Guarantee issued by the Company with respect to the Capital Securities will provide, in the aggregate, a full and unconditional guarantee of payments of distributions and other amounts due on the Capital Securities. In July, 1997, the Company and the Trust exchanged the outstanding Capital Securities and Junior Subordinated Debentures for substantially identical securities which were registered under the Securities Act of 1933, as amended (the "Act"). The Company also exchanged the Capital Securities Guarantee for a substantially identical guarantee which was also registered under the Act. The Trust has no operations or assets separate from its investment in the Junior Subordinated Debentures. Separate financial statements of the Trust are not presented because management has determined that they would not be material to investors.


13) The following table shows the calculation of earnings (loss) per common share:

                                                             Three Months Ended                      Six Months Ended
                                                                  June 30,                               June 30,
                                                      --------------------------------        -------------------------------
                                                           1997              1996                 1997               1996
                                                      ------------       -------------        -----------        ------------
Net income (loss)                                         $ 5,419           $45,120             $(14,399)          $86,150
less: preferred
 dividends                                                      0                 0                 (141)             (141)
                                                          -------           --------              -------           -------

Net income (loss)
 available
 to common shares                                         $ 5,419           $45,120             $(14,540)          $86,009

Average common
 shares outstanding                                        42,772            40,725               42,678            40,609
Common stock
 equivalents                                                2,936             4,514                3,357             4,467
                                                          -------           -------              -------           -------

Weighted average
 common shares
 outstanding
 (in thousands)                                            45,708            45,239               46,035            45,076
                                                          -------           -------             --------           -------

Earnings (loss) per common share
                                                          $   .12           $  1.00             $   (.32)          $  1.91
                                                          =======           =======             =========          =======

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company is required to adopt the new standard in its year-end 1997 financial statements. All prior-period EPS information (including interim EPS) is required to be restated at that time. Early adoption is not permitted. The Company believes that the adoption of SFAS 128 will not have a material effect on EPS.

                        ADVANTA CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Net income for the three months ended June 30, 1997 was $5.4 million or $.12 per share compared to $45.1 million or $1.00 per share for the same period in 1996. For the six months ended June 30, 1997 the Company reported a net loss of $14.4 million or $.32 per share compared to net income of $86.2 million or $1.91 for the same period in 1996.

The decrease in net income for the second quarter of 1997 compared to the same period in 1996 was the result of several factors, including an increase in charge-off and delinquency rates and a reduction in noninterest revenues. The managed charge-off rate increased to 5.54% for the second quarter of 1997 from 2.91% for the same period in 1996. The managed delinquency rate was 5.35% for the second quarter of 1997 compared to 3.36% for the second quarter of 1996. The 1997 charge-off and delinquency rates reflect the adoption of a new methodology related to credit card bankruptcies in August 1996 (see Asset Quality). This methodology is consistent with that used by others in the credit card industry. In the second quarter of 1997, the Company recorded noninterest revenues of $194.6 million. For the same period in 1996, noninterest revenues of $207.3 million were reported, which included a gain of $33.8 million on the sale of credit card customer relationships.

During the second quarter of 1997, the Company continued to realize improved net interest margins over 1996 levels. The managed net interest margin climbed to 7.60% during the three months ended June 30, 1997 compared to 5.84% reported for the same period in 1996. This increase reflects the contractual repricing reported in the first quarter of 1997 and the continued repricing of introductory rate receivables throughout the second quarter, as well as the Company's continuing efforts to reprice approximately two-thirds of its consumer credit card receivables. Average managed receivables increased to $16.2 billion in the second quarter of 1997 from $15.0 billion in the same quarter of 1996. The operating expense ratio increased to 3.53% in the second quarter of 1997 from 2.75% for the second quarter of 1996. The increase was due in part to increased collection efforts related to the credit card portfolio and to additional costs associated with the substantial growth in personal finance services including the contract servicing portfolio. That portfolio, which is not a component of managed receivables, grew from an average of $1.2 billion in the second quarter of 1996 to $6.6 billion in the second quarter of 1997.

This Report contains forward-looking statements, including, but not limited to, projections of future earnings, that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Significant risks and uncertainties include: the Company's managed net interest margin, which in turn is affected by the Company's success in originating new credit card accounts, the receivables volume and initial pricing of new accounts, the impact of repricing existing accounts and account attrition, the mix of account types and interest rate fluctuations; the level of delinquencies, customer bankruptcies, and charge-offs; and the amount and rate of growth in the Company's expenses. Earnings also may be significantly affected by factors that affect consumer debt, competitive pressures from other providers of financial services, the effects of governmental regulation, the amount and cost of financing available to the Company and its subsidiaries, the difficulty or inability to securitize the Company's receivables and the impact of the ratings of debt of the Company and its subsidiaries. Additional risks that may affect the Company's future performance are set forth elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and other filings with the Securities and Exchange Commission.


NET INTEREST INCOME

Net interest income for the second quarter of 1997 increased $5.4 million or 33.6% to $21.5 million from $16.1 million for the same period of 1996. This resulted from an increase in the owned net interest margin to 1.82% for the second quarter of 1997, from 1.49% for the second quarter of 1996, as well as a $616.0 million increase in average interest earning assets. The increase in the net interest margin was negatively impacted by the mix of earning assets. For the second quarter of 1997, the investment portfolio, which generally has lower yields than the loan and lease portfolio, comprised 51% of owned interest earning assets versus 25% in the comparable 1996 period. The year to date period of 1997 was also impacted by this change in earning asset composition. For the six months ended June 30, 1997 net interest income rose to $47.1 million, a 43.6% increase over the $32.8 million reported for the same period in 1996. The owned net interest margin rose to 2.06% for the first half of 1997 from 1.63% in the first half of 1996.

The following tables provide an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest-bearing liabilities),and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three and six month periods ended June 30, 1997 and 1996. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

INTEREST RATE ANALYSIS
(Dollars in thousands)

                                                                      Three Months Ended June 30,
                              -------------------------------------------------------------------------------------------------
                                                      1997                                                1996
                              -------------------------------------------       -----------------------------------------------
                                  Average                          Yield/          Average                               Yield/
                                Balance (1)       Interest          Rate          Balance (1)          Interest           Rate
                              -------------       --------         ------       -------------          --------          ------
On-balance sheet
----------------
Credit cards                   $ 1,528,193        $ 38,880          10.21%       $ 2,899,228           $ 56,305           7.81%
Personal finance loans             556,196          13,450           9.70            190,791              4,887          10.30
Business loans                     373,775          11,713          12.56            214,549              6,365          11.90
Other loans                         32,640             700           8.60              9,609                203           8.50
                               -----------         -------                        ----------            -------
Gross receivables(2)             2,490,804          64,743          10.42          3,314,177             67,760           8.22
Investments(2)                   2,550,811          37,793           5.91          1,111,435             16,567           5.80
                               -----------         -------                        ----------            -------
Total interest earning
 assets                        $ 5,041,615        $102,536           8.14%       $ 4,425,612           $ 84,327           7.61%

Interest-bearing
 liabilities                   $ 5,113,981        $ 79,797           6.23%       $ 4,359,090           $ 67,332           6.14%

Net interest spread                                                  1.90%                                                1.47%
Net interest margin                                                  1.82%                                                1.49%

Off-balance sheet
-----------------
Credit cards                   $10,073,913                                       $ 9,517,383
Personal finance loans           3,001,737                                         1,810,733
Business loans                     639,730                                           329,539
                               -----------                                        ----------
Total average
 securitized receivables       $13,715,380                                       $11,657,655
                               ===========                                       ===========
Total average managed
 receivables                   $16,206,184                                       $14,971,832
                               ===========                                       ===========
Managed credit cards           $11,602,106        $451,507          15.61%       $12,416,611           $378,506          12.26%

Managed net interest
 spread (3)                                                          7.62%                                                5.83%
Managed net interest
 margin (3)                                                          7.60%                                                5.84%


    (1) Includes assets held and available for sale and nonaccrual loans and leases.
    (2) Interest and average rate for tax-free securities, loans and leases computed on a tax equivalent basis using a statutory rate of 35%.
    (3) Includes owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

INTEREST RATE ANALYSIS
(Dollars in thousands)

                                                                            Six Months Ended June 30,
                                    ----------------------------------------------------------------------------------------------
                                                            1997                                                1996
                                    --------------------------------------------       -------------------------------------------
                                      Average                            Yield/          Average                            Yield/
                                     Balance (1)          Interest        Rate          Balance (1)           Interest       Rate
                                    -----------          ----------      -------       ------------           --------      ------
On-balance sheet
----------------
Credit cards                        $ 1,671,261          $   85,509       10.32%         $2,655,427           $104,973        7.95%
Personal finance loans                  493,918              25,300       10.33             207,408             10,520       10.20
Business loans                          315,329              19,836       12.65             183,141             11,123       12.18
Other loans                              28,923               1,242        8.67               9,480                388        8.23
                                    -----------            --------                      ----------           --------
Gross receivables (2)                 2,509,431             131,887       10.59           3,055,456            127,004        8.36
Investments (2)                       2,375,682              68,869        5.81           1,094,021             30,820        5.48
                                    -----------            --------                      ----------           --------
Total interest earning
 assets                             $ 4,885,113          $  200,756        8.27%         $4,149,477           $157,824        7.60%

Interest-bearing
 liabilities                        $ 4,919,601          $  151,259        6.17%         $4,012,741           $123,267        6.10%

Net interest spread                                                        2.10%                                              1.50%
Net interest margin                                                        2.06%                                              1.63%

Off-balance sheet
-----------------
Credit cards                        $10,288,802                                         $ 8,831,589
Personal finance loans                2,768,417                                           1,718,737
Business loans                          628,464                                             311,437
                                    -----------                                          ----------
Total average
 securitized receivables            $13,685,683                                         $10,861,763
                                    ===========                                         ===========
Total average managed
 receivables                        $16,195,114                                         $13,917,219
                                    ===========                                         ===========
Managed credit cards                $11,960,063          $  886,667       14.95%        $11,487,016           $714,781       12.51%

Managed net interest
 spread (3)                                                                7.35%                                              5.97%
Managed net interest
 margin (3)                                                                7.34%                                              6.03%

    (1) Includes assets held and available for sale and nonaccrual loans and leases.
    (2) Interest and average rate for tax-free securities, loans and leases computed on a tax equivalent basis using a statutory rate of 35%.
    (3) Includes owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

MANAGED PORTFOLIO DATA

The Company analyzes its financial results on a managed assets basis in addition to analyzing data as reported under generally accepted accounting principles.

The following table provides selected information on a managed basis (excluding mortgage contract servicing assets), as well as a summary of the effects of credit card securitizations on selected line items of the Company's condensed consolidated income statements as of and for the six months ended June 30, 1997 and 1996.

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                        1997                         1996
                                                                    --------------------     ------------------
  Balance sheet data:                                                            ($ in thousands)
   Average managed receivables                                       $16,195,114                  $13,917,219
   Managed receivables                                                16,263,920                   15,392,849
   Total managed assets                                               20,655,395                   18,184,022
   Managed net interest margin
    (on a fully tax equivalent basis)                                       7.34%                        6.03%
   As a percentage of gross managed
    receivables:
     Total loans 30 days or more
      delinquent                                                             5.4%  (1)                    3.4%
     Net charge-offs                                                         5.4%  (1)                    2.9%
   Managed Income Statement:
    Net interest income                                              $   554,313                   $  388,220
    Provision for credit losses                                          452,880                      204,213
    Noninterest revenues                                                 186,536                      184,448
    Operating expenses                                                   307,375                      237,940
                                                                       ---------                    ---------
Income (loss) before income taxes                                    $   (19,406)                  $  130,515

(1)The 1997 figures reflect the adoption of a new charge-off methodology in August 1996 relating to credit card bankruptcies (see Asset Quality).

With respect to the Managed Income Statement, net interest income includes owned net interest income and securitized net interest income. In the Consolidated Income Statements, securitized net interest income is reported as noninterest revenues. In addition, the provision for credit losses includes the amount by which the provision for credit losses would have been higher had the securitized receivables remained as owned and the provision for securitized credit card losses been equal to actual reported charge-offs (see Asset Quality). Noninterest revenues on the Managed Income Statement exclude the net interest income and credit losses associated with the securitized credit card receivables.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the second quarter of 1997 was $50.3 million compared to $27.7 million for the comparable period of 1996. This increase was primarily due to higher charge-offs on owned receivables as well as an increase in impaired assets and delinquency levels. Charge-offs on owned receivables increased to $38.7 million for the second quarter of 1997 from $13.4 million for the second quarter of 1996.

For the first half of 1997 the provision for credit losses increased to $110.6 million from $42.7 million for the same period in 1996, resulting from an increase in charge-offs on owned receivables to $76.4 million in the first six months of 1997 from $28.3 million during the same period in 1996 and well as increases in impaired assets and delinquency levels.

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

The reserve for credit losses on a consolidated owned basis was $116.9 million or 4.8% of receivables at June 30, 1997 compared to $89.2 million or 3.4% of receivables at December 31, 1996 and $70.9 million or 2.4% of receivables at June 30, 1996.

On the total managed portfolio, impaired assets were $434.7 million or 2.7% of receivables at June 30, 1997, compared to $420.5 million or 2.6% of receivables at December 31, 1996 and $234.4 million or 1.5% of receivables at June 30, 1996. On the total owned portfolio, impaired assets were $72.3 million or 3.0% of receivables at June 30, 1997, compared to $70.4 million or 2.7% of receivables at December 31, 1996, and $42.3 million or 1.5% of receivables at June 30, 1996. The 30 day and over delinquency rate on managed credit cards rose to 5.0% at June 30, 1997 up from 2.9% a year ago. The 30-day and over delinquency rate on owned credit cards rose to 7.1% at June 30, 1997, from 2.4% at June 30, 1996. The credit risk associated with both the owned and managed portfolios are very similar; impaired asset, delinquency and charge-off ratios on the owned portfolio, which is largely comprised of retained interests in credit card trusts, are affected by the amount and timing of securitizations.

The total managed charge-off rate for the first six months of 1997 was 5.4%, up from 3.2% for the full year of 1996 and 2.9% for the first six months of 1996. The charge-off rate on managed credit cards was 6.9% for the first six months of 1997, up from 3.7% for the full year of 1996 and 3.2% for the comparable 1996 period. The charge-off rate on managed personal finance loans was .6% for the first six months of 1997, down from .7% for both the full year of 1996 and the comparable 1996 period. The total owned charge-off rate rose to 6.1% for the six months ended June 30, 1997 up from 2.3% for the full year of 1996 and 1.9% for the first half of 1996. The charge-off rate on owned credit cards was 8.5% for the first half of 1997, up from 2.5% for the full year of 1996 and 1.9% for the first six months of 1996. The charge-off rate for owned personal finance loans was .6% for the six months ended June 30, 1997, down from 1.3% for the full year of 1996 and 1.6% for the first half of 1996. The charge-off rate on owned business loans rose to 2.2% for the first half of 1997 compared to 1.5% for the full year of 1996 and 1.8% for the first half of 1996.

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.

($ in thousands)                                                           June 30,        December 31,        June 30,
 CONSOLIDATED - MANAGED                                                      1997             1996              1996
 ----------------------                                                    ---------       ------------        -------
 Nonperforming assets                                                       $243,013        $191,668           $119,637
 Accruing loans past due 90 days or more                                     191,686         228,845            114,781
 Impaired assets                                                             434,699         420,513            234,418
 Total loans 30 days or more delinquent                                      870,477         886,717            516,936
 As a percentage of gross receivables:
  Nonperforming assets                                                           1.5%            1.2%                .8%
  Accruing loans past due 90 days or more                                        1.2             1.4                 .7
  Impaired assets                                                                2.7             2.6                1.5
  Total loans 30 days or more delinquent:
   New methodology(1)                                                            5.4             5.4
   Prior methodology                                                                             5.2(2)             3.4
 Net charge-offs:
  Amount(1)                                                                 $437,188        $479,992           $198,590
  As a percentage of average gross
   receivables(annualized)
   New methodology(1)                                                            5.4%            3.2%
   Prior methodology                                                                             3.5(2)             2.9%
CREDIT CARDS - MANAGED
----------------------
 Nonperforming assets                                                       $106,019        $ 89,064           $ 43,796
 Accruing loans past due 90 days or more                                     191,559         228,822            114,767
 Impaired assets                                                             297,578         317,886            158,563
 Total loans 30 days or more delinquent                                      553,740         632,083            364,446
 As a percentage of gross receivables:
  Nonperforming assets                                                            .9%             .7%                .3%
  Accruing loans past due 90 days or more                                        1.7             1.8                 .9
  Impaired assets                                                                2.7             2.5                1.3
  Total loans 30 days or more delinquent
   New methodology(1)                                                            5.0             5.0
   Prior methodology                                                                             4.6(2)             2.9
 Net charge-offs:
  Amount(1)                                                                 $413,569        $451,239           $186,459
  As a percentage of average gross
   receivables(annualized)
   New methodology(1)                                                            6.9%            3.7%
   Prior methodology                                                                             4.1(2)             3.2%
PERSONAL FINANCE LOANS - MANAGED
--------------------------------
 Nonperforming assets                                                       $118,403        $ 93,101           $ 69,633
 Total loans 30 days or more delinquent                                      250,306         194,412            111,066
 As a percentage of gross receivables:
  Nonperforming assets                                                           3.0%            3.4%               3.3%
  Total loans 30 days or more delinquent                                         6.4             7.1                5.3
 Net charge-offs:
  Amount                                                                    $ 10,034        $ 14,981           $  6,671
  As a percentage of average gross
   receivables(annualized)                                                        .6%             .7%                .7%
BUSINESS LOANS AND LEASES - MANAGED
-----------------------------------
 Nonperforming assets                                                       $ 18,506        $  9,503           $  6,208
 Impaired assets                                                              18,628           9,503              6,208
 Total loans 30 days or more delinquent                                       66,199          59,880             41,318
 As a percentage of receivables:
  Nonperforming assets                                                           1.7%            1.2%               1.0%
  Impaired assets                                                                1.7             1.2                1.0
  Total loans 30 days or more delinquent                                         6.1             7.3                6.8
 Net charge-offs:
  Amount                                                                    $ 13,582        $ 13,777           $  5,467
  As a percentage of average
    receivables(annualized)                                                      2.9%            2.3%               2.2%

(1) The 1997 and December 31, 1996 figures reflect the adoption of a new charge-off methodology in August 1996 relating to credit card bankruptcies(see Asset Quality).
(2) Pro forma calculation reflecting charge-off of all credit card bankruptcies within 30 days of notification.

                                                                         June 30,        December 31,        June 30,
 CONSOLIDATED - OWNED                                                      1997             1996               1996
 --------------------                                                    ---------        --------           ---------
 Nonperforming assets                                                    $ 34,717         $ 29,822             $24,854
 Accruing loans past due 90 days or more                                   37,690           40,597              17,436
 Impaired assets                                                           72,407           70,419              42,290
 Total loans 30 days or more delinquent                                   138,274          145,613              79,574
 As a percentage of gross receivables:
  Nonperforming assets                                                        1.4%             1.1%                 .9%
  Accruing loans past due 90 days or more                                     1.6              1.5                  .6
  Impaired assets                                                             3.0              2.7                 1.4
  Total loans 30 days or more delinquent:
   New methodology(1)                                                         5.7              5.5
   Prior methodology                                                                           5.3(2)              2.7
 Net charge-offs:
  Amount(1)                                                              $ 76,443         $ 70,576             $28,324
  As a percentage of average gross
   receivables(annualized)
   New methodology(1)                                                         6.1%             2.3%
   Prior methodology                                                                           2.5(2)              1.9%
CREDIT CARDS - OWNED
--------------------
 Nonperforming assets                                                    $ 21,800         $ 13,890             $ 8,661
 Accruing loans past due 90 days or more                                   37,563           40,574              17,422
 Impaired assets                                                           59,363           54,464              26,083
 Total loans 30 days or more delinquent                                   105,213          107,263              59,255
 As a percentage of gross receivables:
  Nonperforming assets                                                        1.5%              .7%                 .3%
  Accruing loans past due 90 days or more                                     2.5              2.0                  .7
  Impaired assets                                                             4.0              2.7                 1.0
  Total loans 30 days or more delinquent
   New methodology(1)                                                         7.1              5.2
   Prior methodology                                                                           5.0(2)              2.4
 Net charge-offs:
  Amount(1)                                                              $ 71,332         $ 64,520             $24,978
  As a percentage of average gross
   receivables(annualized)
   New methodology(1)                                                         8.5%             2.5%
   Prior methodology                                                                           2.7(2)              1.9%
PERSONAL FINANCE LOANS - OWNED
------------------------------
 Nonperforming assets                                                    $  6,748         $ 13,005             $14,738
 Total loans 30 days or more delinquent                                    16,150           28,546              14,715
 As a percentage of gross receivables:
  Nonperforming assets                                                        1.2%             3.5%                6.0%
  Total loans 30 days or more delinquent                                      2.9              7.6                 6.0
 Net charge-offs:
  Amount                                                                 $  1,588         $  3,060             $ 1,701
  As a percentage of average gross
   receivables(annualized)                                                     .6%             1.3%                1.6%
BUSINESS LOANS AND LEASES - OWNED
---------------------------------
 Nonperforming assets                                                    $  6,084         $  2,927             $ 1,455
 Impaired assets                                                            6,206            2,927               1,455
 Total loans 30 days or more delinquent                                    16,679            9,462               5,498
 As a percentage of receivables:
  Nonperforming assets                                                        1.9%             1.4%                1.0%
  Impaired assets                                                             2.0              1.4                 1.0
  Total loans 30 days or more delinquent                                      5.3              4.4                 3.7
 Net charge-offs:
  Amount                                                                 $  3,520         $  3,001             $ 1,652
  As a percentage of average
    receivables(annualized)                                                   2.2%             1.5%                1.8%

(1) The 1997 and December 31, 1996 figures reflect the adoption of a new charge-off methodology in August 1996 relating to credit card bankruptcies(see Asset Quality).
(2) Pro forma calculation reflecting charge-off of all credit card bankruptcies within 30 days of notification.

NONINTEREST REVENUES
($ in thousands)

                                                        Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                 -------------------------------       -------------------------------
                                                      1997              1996               1997                 1996
                                                 -------------       -----------       ----------          -----------
Gain on sale of credit cards                       $      0           $ 33,820          $      0             $ 33,820
Other noninterest revenues:
 Credit card securitization
  income                                             48,400             51,735            75,461              117,600
 Credit card servicing
  income                                             45,672             43,584            92,983               82,612
 Credit card interchange
  income                                             21,974             27,237            42,187               49,199
 Income from personal
  finance activities                                 40,586             24,132            73,170               46,127
 Business loan and lease
  other revenues                                     16,911             13,886            32,369               24,761
 Insurance revenues, net                              9,986              7,793            20,345               14,312
 Other                                               11,084              5,146            14,952                9,931
                                                   --------           --------          --------             --------
Total other noninterest
 revenues                                          $194,613           $173,513          $351,467             $344,542
                                                   --------           --------          --------             --------


Total noninterest revenues                         $194,613           $207,333          $351,467             $378,362
                                                   ========           ========          ========             ========


Total noninterest revenues of $194.6 million and $351.5 million for the three and six month periods ended June 30, 1997 decreased from $207.3 million and $378.4 million reported for the three and six month periods ended June 30, 1996. The 1996 amounts include a $33.8 million gain on sale of credit card customer relationships.

Total other noninterest revenues increased by 12.2% to $194.6 million during the second quarter of 1997 from $173.5 million for the second quarter of 1996. The increase is a result of a 68.2% increase in income from personal finance activities including an increase in contract servicing fees over the second quarter 1996 level and a higher level of securitization activity.
Additionally, other credit card revenues contributed to the increase in other other noninterest revenues from $5.1 million in the second quarter of 1996 to
$11.1 million for the second quarter of 1997.   Credit card securitization
income declined $3.3 million or 6.4% to $48.4 million as a result of lower spreads due to significantly higher charge-offs. Credit card servicing income increased $2.1 million due to higher securitized balances. Business loan and lease other revenues increased to $16.9 million in the second quarter of 1997, a 21.8% increase over the second quarter of 1996, primarily due to the 94.1% growth in average securitized receivables. Insurance revenues, net increased $2.2 million from the second quarter of 1996 to $10.0 million in the second quarter of 1997 due to the continued successful marketing of insurance products in the credit card, personal finance and business loan and lease areas.

During the six month period ended June 30, 1997, total other noninterest revenues increased to $351.5 million from $344.5 reported for the same period in 1996. This increase is attributable primarily to higher personal finance and business loan noninterest revenues, higher insurance revenues and other credit card revenues, offset by a decrease in credit card securitization income.

OPERATING EXPENSES
($ in thousands)

                                                                      Three Months Ended                     Six Months Ended
                                                                           June 30,                              June 30,
                                                               -----------------------------         -----------------------------
                                                                   1997              1996               1997                1996
                                                               ----------         ----------         --------             --------
 Amortization of credit card
  deferred origination costs,
  net                                                           $ 15,458           $ 24,487          $ 33,521             $ 44,980
 Other operating expenses:
  Salaries and employee
   benefits                                                       59,969             43,769           114,630               81,188
  External processing                                             13,457              9,972            25,446               19,805
  Marketing                                                       12,522              5,347            23,651               16,469
  Equipment expense                                                9,708              4,842            18,267                9,178
  Professional fees                                                7,811              9,544            16,106               16,374
  Postage                                                          7,623              6,873            14,743               12,679
  Credit card fraud losses                                         6,699              6,413            13,176                8,762
  Occupancy expense                                                6,105              3,453            11,396                6,029
  Credit and collection
   expense                                                         5,678              3,040            10,034                5,625
  Telephone expense                                                5,310              4,653            10,217                8,620
  Other                                                            8,224              5,052            16,188                8,231
                                                                --------           --------          --------             --------
  Total other operating
   expenses                                                     $143,106           $102,958          $273,854             $192,960
                                                                --------           --------          --------             --------

Total operating expenses                                        $158,564           $127,445          $307,375             $237,940
                                                                ========           ========          ========             ========

Total operating expenses of $158.6 million for the quarter ended June 30, 1997 increased 24.4% from $127.5 million in the same period of 1996. The amortization of credit card deferred origination costs, net, decreased from $24.5 million for the second quarter of 1996 to $15.5 million for the second quarter of 1997. Total other operating expenses as a percentage of average managed receivables were 3.53% for the second quarter of 1997, up from 2.75% in the comparable period in 1996. The increase in operating expenses is attributable in part to an increase in the number of employees from 2,897 at June 30, 1996 to 4,002 at June 30, 1997 primarily in the credit card collection area and to support the growth in loan production and serviced receivables in the personal finance area. Marketing expenses increased 134% as a result of increased new business advertising of our personal finance and business card products, and increased advertising for our credit card product with the primary purpose of retaining current customer relationships. Other expenses including external processing, equipment and occupancy expense showed increases consistent with the current and projected increase in the number of serviced customer accounts and the addition of space and new technology required to support this growth.

Total operating expenses for the first half of 1997 increased 29.2% to $307.4 million from $237.9 during the same period in 1996. The operating expense ratio increased to 3.38% from 2.77% reported in 1996. The increase in expenses is consistent with an increase in headcount and accounts and customers serviced throughout the organization.


LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, both long- and short-term, through active management of both assets and liabilities.
During the first six months of 1997, the Company, through its subsidiaries, securitized $1.35 billion of personal finance loans and $268.7 million of business loan receivables. In addition, funds were raised during this same period through an increase in deposits at the Banks (as defined below) and unsecured notes totalling approximately $1.0 billion. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future credit card, personal finance and business loan receivable growth. Cash and equivalents exceeded amounts normally held as liquidity protection subsequent to the Company's March 17, 1997 announcement relating to expected 1997 financial results. At June 30, 1997, the Company had approximately $1.1 billion of loan and lease receivables and $1.3 billion of investments available for sale which could be sold to generate additional liquidity.

Funding diversification is an essential component of the Company's liquidity management. The debt securities of Advanta Corp., Advanta National Bank USA ("AUS"), and Advanta National Bank (together with AUS, the "Banks") had investment-grade ratings from the nationally recognized rating agencies throughout 1996. These ratings had allowed the Company to further diversify its funding sources. Beginning March 1997, the various rating agencies lowered their ratings on the debt securities of each of Advanta Corp. and the Banks by one or two grades. As of May 12, 1997, debt of the Banks was rated at or above the lowest level of investment grade by each agency except Standard & Poors which rated it one level below investment grade; debt of the parent company, Advanta Corp., maintained investment grade ratings (at or above the lowest investment grade level) from three of the rating agencies, but was rated two levels below investment grade by Standard & Poors and by Moody's Investors Service. Effective June 30, 1997, Advanta National Bank was merged into AUS, and AUS was renamed Advanta National Bank ("ANB"). The combined institution is larger, more effectively capitalized, and more efficient to run than the two separate entities. Efforts continue to develop new sources of funding, both through previously untapped customer segments and through development of new financing structures. In that regard, on May 1, 1997, Advanta Mortgage Corp. USA and its subsidiaries entered into a $500 million secured revolving credit facility. Also, deposit sources proved readily expandable as demonstrated in the growth noted above.

In December 1996, Advanta Capital Trust I, a newly formed statutory business trust established by and wholly-owned by the Company (the "Trust"), issued in a private offering $100 million of capital securities, representing preferred beneficial interests in the assets of the Trust (the "Capital Securities").
The Company used the proceeds from the sale for general corporate purposes.
The sole assets of the Trust consist of $100 million of 8.99% junior subordinated debentures issued by the Company due December 17, 2026 (the "Junior Subordinated Debentures"). The Capital Securities will be subject to mandatory redemption under certain circumstances, including at any time on or after December 17, 2006 upon the optional prepayment by the Company of the Junior Subordinated Debentures. The obligations of the Company with respect to the Junior Subordinated Debentures, when considered together with the obligations of the Company under the Indenture relating to the Junior Subordinated Debentures, the Amended and Restated Declaration of Trust relating to the Capital Securities and the Capital Securities Guarantee issued by the Company with respect to the Capital Securities will provide, in the aggregate, a full and unconditional guarantee of payments of distributions and other amounts due on the Capital Securities. In July, 1997, the Company and the Trust exchanged the outstanding Capital Securities and Junior Subordinated Debentures for substantially identical securities which were registered under the Securities Act of 1933, as amended (the "Act"). The Company also exchanged the Capital Securities Guarantee for a substantially identical guarantee which was also registered under the Act. The Trust has no operations or assets separate from its investment in the Junior Subordinated Debentures. Separate financial statements of the Trust are not presented because management has determined that they would not be material to investors.

Advanta Corp. and ANB together have a $1 billion revolving credit facility, of which $1 billion is available to ANB and up to a maximum of $500 million is available to Advanta Corp., provided that no more than $1 billion may be outstanding at any time. The Company also filed a shelf registration statement in 1996 with the Securities and Exchange Commission which allows the Company to sell up to $1.6 billion of debt securities. Approximately $800 million of this shelf is still available to the Company.

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

In managing its interest rate sensitivity position, the Company periodically securitizes receivables, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and short-term investment position, and uses derivative financial instruments. Derivative financial instruments are used to manage exposures to changes in interest rates and foreign exchange rates and create match funding of assets and liabilities. Derivative financial instruments, by policy, are not used for any speculative purposes (see discussion under "Derivatives Activities"). The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the variable rate pricing dynamics of the underlying receivables sold to the trusts. Variable rate funding is used on the balance sheet as well, in support of unsecuritized receivables which carry variable rates. Although credit card receivable rates are generally set at a spread over a floating rate index, they often contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In addition, the Company at times offers fixed rate pricing to consumers for the introductory rate period of its credit cards. In instances when a significant portion of credit card receivables carry fixed rate introductory pricing or are at their floors, the Company may convert part of the underlying funding to a fixed rate by using interest rate hedges, swaps and fixed rate securitizations. In pricing personal finance and business loan and lease securitizations, both fixed rate and variable rate funding are used depending upon the characteristics of the underlying receivables and the overall risk exposure to the Company.

Additionally, basis risk exists in on-balance sheet funding as well as in securitizing credit card receivables at a spread over the London Interbank Offered Rate ("LIBOR") when the rate on the underlying assets is indexed to the prime rate. The Company measures the basis risk resulting from potential variability in the spread between prime and LIBOR and incorporates such risk into the asset and liability management process. Substantially all new credit cards have been issued using LIBOR as the repricing index. This will have the effect of reducing prime/LIBOR basis risk over time. The Company continues to seek cost-effective alternatives for minimizing this risk. Subsequent to June 30, 1997, the Company completed the repricing of credit card receivables to a spread over LIBOR and therefore the interest rate corridor used to hedge the prime/LIBOR basis risk on the credit card portfolio was terminated.

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

As of June 30, 1997 and December 31, 1996, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.

The following table summarizes by notional amounts the Company's derivative instruments:

($ in thousands)

                                                                                                    Estimated Fair Value
                                             June 30,                December 31,                      June 30, 1997
                                               1997                     1996                         Asset/(Liability)
                                         ---------------           --------------                 -----------------------
Interest rate swaps                          $2,374,823               $1,560,444                           $14,117
Swaptions                                                                153,000
Interest rate options:
 Caps written                                 1,140,676                1,413,222                              (876)
 Caps purchased                                 343,120                  365,000                               874
 Corridors/Collars                              500,000                  500,000                             1,132
Forward contracts                               418,568                  386,680                            (1,005)
                                             ----------               ----------                           --------
Total notional amount                        $4,777,187               $4,378,346                           $14,242
                                             ==========               ==========                           =======


The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives contracts.

The fair value of interest rate swaps, options and forward contracts is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest and foreign exchange rates and the current creditworthiness of the counterparty.

The Company's credit exposure to derivatives, with the exception of caps written, is represented by contracts with a positive fair value without giving consideration to the value of any collateral exchanged. For caps written, credit exposure does not exist since the counterparty has performed its obligation to pay the Company a premium payment.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

  On June 30, 1997, purported shareholders of the Company who are represented by a group of law firms filed a putative class action complaint against the Company and several of its current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. A second, similar complaint was filed in the same court a few days later by a different group of purported Company shareholders and a different group of law firms. Both complaints allege that the Company made misrepresentations in certain of its public filings and statements in violation of the Securities Exchange Act of 1934. The complaints seek damages of an unspecified amount. The Company believes that the complaints are without merit and will vigorously defend itself against the actions.


Item 6. Exhibits and Reports on Form 8-K.


   (a)   Exhibits
                                   The following exhibits are being filed with this report on Form 10-Q:

Exhibit Number                     Description of Document

   10 Master Loan and Security Agreement dated as of May 1, 1997, among Advanta Mortgage Holding Company and certain of its subsidiaries and Morgan Stanley Mortgage Capital, Inc.

   12                              Computation of Ratio of Earnings to Fixed
                                   Charges.

   27 Financial data schedule incorporated by reference to Exhibit 27 to the Company's Current Report on Form 8-K dated July 16, 1997 filed the same date.

   (b) Reports on Form 8-K.

   (b) (1) A Current Report on Form 8-K, dated July 14, 1997 was filed by the Company describing certain shareholders' litigation.

   (b) (2) A Current Report on Form 8-K, dated July 16, 1997 was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ended June 30, 1997. A Financial Data Schedule was included as an exhibit in this Form 8-K.

   (b) (3) A Current Report on Form 8-K, dated July 28, 1997 was filed by the Company incorporating the calculation of the Earnings to Fixed Charges Ratio as of March 31, 1997 into Registration Statement No. 333-05701.

   (b) (4) A Current Report on Form 8-K, dated August 7, 1997 was filed by the Company incorporating certain documentation into Registration Statement No. 333-05701 including a form of distribution agreement for the Company's retail medium term notes and the form of Notes with respect thereto.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     Advanta Corp.

                                     (Registrant)


   August 14, 1997      By    /s/David D. Wesselink
                              -----------------------------------
                              Senior Vice President, and
                              Chief Financial Officer

   August 14, 1997      By    /s/John J. Calamari
                              -----------------------------------
                              Vice President, Finance and
                              Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit                                  Description
-------                                  -----------
    2                                    Inapplicable.

    3                                    Inapplicable.

    4                                    Inapplicable.

   10                                    Master Loan and Security Agreement
                                         dated as of May 1, 1997, among Advanta
                                         Mortgage Holding Company and certain of
                                         its subsidiaries and Morgan Stanley
                                         Mortgage Capital, Inc.

   11                                    Inapplicable.

   12                                    Computation of Ratio of Earnings to
                                         Fixed Charges.

   15                                    Inapplicable.

   18                                    Inapplicable.

   19                                    Inapplicable

   22                                    Inapplicable.

   23                                    Inapplicable.

   24                                    Inapplicable.

   27                                    Financial data schedule incorporated by
                                         reference to Exhibit 27 to the
                                         Company's Current Report on Form 8-K
                                         dated July 16, 1997 filed the same
                                         date.

   99                                    Inapplicable.