Form 10-Q
period 1997-09-30
ADVANTA CORP
filed 1997-11-14
CIK 96638

Form 10Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

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

         Class A                      Outstanding at November 1, 1997
Common Stock, $.01 par value               18,193,512 shares
         Class B                      Outstanding at November 1, 1997
Common Stock, $.01 par value               26,131,211 shares

                           Table of Contents
                                                                  Page
     Part I  - Financial Information

     Item 1.   Financial Statements

               Consolidated Condensed Balance Sheets                3
               Consolidated Condensed Income Statements             4
               Consolidated Condensed Statements of
                Changes in Stockholders' Equity                     5
               Consolidated Statements of Cash Flows                6
               Notes to Consolidated Condensed Financial
                Statements                                          7

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                         15

     Part II   Other Information                                   31

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Dollars in thousands)

                                          September 30,      December 31,
                                               1997              1996
ASSETS                                     (Unaudited)
Cash                                        $  109,787       $  165,875
Federal funds sold and interest-bearing
 deposits with banks                         1,406,688          885,709
Investments available for sale               1,399,007          785,600
Loan and lease receivables, net:
 Available for sale                          1,040,028        1,476,146
 Other loan and lease receivables, net       1,599,045        1,136,857
Total loan and lease receivables, net        2,639,073        2,613,003
Premises and equipment, net                    136,636          108,130
Amounts due from credit card
 securitizations                               286,680          399,359
Other assets                                   724,796          626,283

   Total assets                             $6,702,667       $5,583,959

LIABILITIES
Deposits                                    $2,942,115       $1,860,058
Debt and other borrowings                    2,517,552        2,462,084
Other liabilities                              262,813          309,781

   Total liabilities                         5,722,480        4,631,923

Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely subordinated debentures
of the Company                                 100,000          100,000

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par
 value: authorized, issued and
 outstanding -- 1,010 shares in 1997
 and 1996                                        1,010            1,010
Class B preferred stock, $.01 par
 value: authorized -- 1,000,000 shares
 in 1997 and 1996; issued -- 25,000
 shares in 1997 and 1996                             0                0
Class A common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 18,180,612 shares in 1997,
 and 17,945,471 shares in 1996                     182              179
Class B common stock, $.01 par value:
 authorized -- 200,000,000 shares;
 issued -- 26,482,135 shares in 1997,
 and 25,592,764 in 1996                            264              256
Additional paid-in capital, net                342,806          309,250
Retained earnings, net                         548,638          541,383
Less:  Treasury stock at cost,
357,784 Class B common shares in 1997,
1,231 Class B common shares in 1996            (12,713)             (42)
   Total stockholders' equity                  880,187          852,036

   Total liabilities and stockholders'
    equity                                  $6,702,667       $5,583,959
See Notes to Consolidated Condensed Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED INCOME STATEMENTS
                 (In thousands, except per share data)

                              Three Months Ended     Nine Months Ended
                                September 30,          September 30,
                               1997       1996        1997       1996
                                 (Unaudited)           (Unaudited)
Interest income:
 Loans and leases            $ 95,410   $ 75,449     $224,994   $200,844
 Investments                   38,231     25,669      107,051     56,367
Total interest income         133,641    101,118      332,045    257,211

Interest expense:
 Deposits                      44,147     28,142      105,342     83,975
 Other debt                    44,267     49,555      134,331    116,989
Total interest expense         88,414     77,697      239,673    200,964

Net interest income            45,227     23,421       92,372     56,247

Provision for credit losses    48,243     24,230      158,886     66,963

Net interest income after
 provision for credit losses   (3,016)      (809)     (66,514)   (10,716)

Noninterest revenues:
 Gain on sale of credit
  cards                             0          0            0     33,820
 Other noninterest revenues   209,080    209,338      560,547    553,880
Total noninterest revenues    209,080    209,338      560,547    587,700

Operating expenses:
 Amortization of credit card
  deferred origination
  costs, net                   14,395     22,690       47,916     67,670
 Other operating expenses     134,509    118,619      408,363    311,579
Total operating expenses      148,904    141,309      456,279    379,249

Income before income taxes     57,160     67,220       37,754    197,735

Provision for income taxes     14,748     22,864        9,741     67,229

Net income                   $ 42,412   $ 44,356     $ 28,013   $130,506

Earnings per common share    $    .92   $    .98     $    .60   $   2.89

Weighted average common
 shares outstanding            46,115     45,181       46,108     45,097

Cash dividends declared:
  Class A                    $   .110   $   .090    $    .330   $   .270
  Class B                    $   .132   $   .108    $    .396   $   .324

See Notes to Consolidated Condensed Financial Statements

Consolidated Condensed Statements of Changes in Stockholders' Equity

($ in thousands)

                         Class A    Class B    Class A   Class B   Additional   Retained                 Total
                         Preferred  Preferred   Common    Common   Paid-In      Earnings,  Treasury   Stockholders'
                          Stock      Stock       Stock     Stock   Capital        net       Stock       Equity

Balance at Dec. 31,1995  $1,010       $0         $175      $240     $280,294    $391,245   $      0    $672,964

Change in unrealized
  appreciation of
  investments                                                                       (338)                  (338)
Preferred and common
 cash dividends declared                                                         (24,588)               (24,588)
Exercise of stock options                           4         7        7,503                              7,514
Issuance of stock
  Benefit plans                                               9        2,185                  2,228       4,422
Amortization of deferred
  compensation                                                        11,960                             11,960
Termination/tax benefit
  benefit plans                                                        7,308                 (2,270)      5,038
Foreign currency
  translation adjustment                                                            (593)                  (593)
Net Income                                                                       175,657                175,657
Balance at Dec. 31, 1996  1,010        0          179       256      309,250     541,383        (42)    852,036
Change in unrealized
  appreciation of
  investments                                                                        232                    232
Preferred and common
  cash dividends declared                                                        (21,247)               (21,247)
Exercise of stock options                           3         5        7,289                              7,297
Issuance of stock:
  Benefit plans                                               3        2,521                  1,297       3,821
  Dividend reinvestment
   plan                                                                  788                                788
Amortization of deferred
  compensation                                                         8,995                              8,995
Termination/tax benefit-
  benefit plans                                                       13,963                (13,968)         (5)
Foreign currency
  translation adjustment                                                             257                    257
Net Income                                                                        28,013                 28,013
Balance at
 September 30, 1997      $1,010       $0         $182      $264     $342,806    $548,638   $(12,713)   $880,187


See Notes to Consolidated Condensed Financial Statements

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)

                                                    Nine Months Ended
                                                      September 30,
                                                     1997        1996
OPERATING ACTIVITIES                                      (Unaudited)
Net income                                      $   28,013   $   130,506
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Sales/valuation adjustments-equity securities     10,113       (10,978)
  Depreciation and amortization of intangibles      25,243        12,628
  Provision for credit losses                      158,886        66,963
  Change in other assets and amounts due from
   credit card securitizations                     (37,767)     (244,655)
  Change in other liabilities                      (36,823)      146,469
  Gain on securitization of receivables            (67,592)      (65,334)
Net cash provided by operating activities           80,073        35,599
INVESTING ACTIVITIES
 Purchase of investments available for sale    (33,475,817)  (25,716,757)
 Proceeds from sales of investments available
 for sale                                        1,057,644       846,689
 Proceeds from maturing investments available
  for sale                                      31,800,974    24,583,740
 Change in fed funds sold and interest-bearing
  deposits                                        (557,198)       (1,323)
 Change in credit card receivables, excluding
  sales                                            369,906    (3,342,542)
 Proceeds from sales/securitizations of
  receivables                                    2,705,381     4,319,128
 Purchase of personal finance loan/lease
  portfolios                                      (136,887)     (107,995)
 Principal collected on personal finance loans      85,324        33,386
 Personal finance loans made to customers       (2,531,997)     (841,943)
 Purchases of premises and equipment               (53,709)      (49,078)
 Proceeds from sale of premises and equipment          226           675
 Excess of cash collections over income
  recognized on direct financing leases             28,520        65,992
 Equipment purchased for direct financing leases  (242,624)     (249,644)
 Change in business card receivables,excluding
  sales                                           (314,126)     (187,960)
 Net change in other loans                         (36,178)      (17,519)
Net cash used by investing activities           (1,300,561)     (665,151)
FINANCING ACTIVITIES
 Change in demand and savings deposits             180,973       (14,705)
 Proceeds from sales of time deposits            1,621,209     1,280,478
 Payments for maturing time deposits              (720,125)   (1,351,480)
 Change in repurchase agreements and term
  fed funds                                        (10,000)     (373,000)
 Proceeds from issuance of subordinated/senior
  debt                                              11,784        26,359
 Payments on redemption of subordinated/senior
  debt                                             (73,714)      (27,709)
 Proceeds from issuance of medium-term notes       436,333       605,625
 Payments on maturity of medium-term notes        (203,235)     (247,900)
 Change in notes payable                           (69,481)      830,942
 Proceeds from issuance of stock                    11,903         6,466
 Cash dividends paid                               (21,247)      (17,686)
Net cash provided by financing activities        1,164,400       717,390
Net (decrease) increase in cash                    (56,088)       87,838
Cash at beginning of period                        165,875        45,714
Cash at end of period                          $   109,787   $   133,552

See Notes to Consolidated Condensed Financial Statements

                      ADVANTA CORP. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Dollars in thousands)

                            September 30, 1997

1) In the opinion of management, the accompanying unaudited and audited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Advanta Corp. ("the Company") and subsidiaries as of September 30, 1997 and December 31, 1996, the results of their operations for the three and nine month periods ended September 30, 1997 and 1996, their changes in stockholders' equity for the nine months ended September 30, 1997 and for the twelve months ended December 31, 1996, and their cash flows for the nine month periods ended September 30, 1997 and 1996. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform with current year classifications.

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

5) Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:

                                         September 30,    December 31,
                                              1997            1996
     Credit cards                       $ 1,651,977     $ 2,045,219
     Personal finance loans                 581,883         376,260
     Business loans and leases              390,813         214,327
     Other loans                             57,009          20,835
     Gross loan and lease receivables     2,681,682       2,656,641
     Add: Deferred origination costs,
       net of deferred fees                  84,002          45,546
     Less: Reserve for credit losses:
       Credit cards                        (110,084)        (76,084)
       Personal finance loans                (5,554)         (8,785)
       Business loans and leases            (10,741)         (4,241)
       Other loans                             (232)            (74)
       Total                               (126,611)        (89,184)
     Net loan and lease receivables     $ 2,639,073     $ 2,613,003

     Receivables and accounts serviced for others consisted of the following:
                                         September 30,    December 31,
                                              1977            1996
     Receivables:
       Credit cards                     $ 8,895,450     $10,646,177
       Personal finance loans*            4,000,250       2,377,430
       Business loans and leases            809,935         608,945
       Total                            $13,705,635     $13,632,552

      Number of Accounts:
       Credit cards                       4,920,805       5,185,624
       Personal finance loans*               70,586          41,103
       Business loans and leases            199,964         141,673
       Total                              5,191,355       5,368,400

   *Excludes personal finance loans which were never owned by the Company, but which the Company services for a fee ("contract servicing"). Contract servicing receivables were $8.9 billion and $3.7 billion at September 30, 1997 and December 31, 1996, September 30, 1997 and December 31, 1996, respectively. The related number of accounts serviced at September 30, 1997 and December 31, 1996 were 130,615 and 59,681, respectively.

6) The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements approximated $39.0 million for the first nine months of 1997, compared to $43.9 million for the same period of 1996.

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


7) The following table shows the changes in the reserve for credit losses for the periods presented:

                                    Nine Months Ended     Year Ended
                                       September 30,      December 31,
                                           1997              1996

      Balance, beginning of period       $ 89,184         $53,494

         Current provision                158,886          96,862

         Transfer of recourse
          reserves to on-balance
          sheet reserves                    1,417           3,000

         Reserves on receivables
          (sold)/purchased, net            (6,405)          6,404

         Net charge-offs                 (116,471)        (70,576)

      Balance, end of period             $126,611         $89,184

8) At September 30, 1997 and December 31, 1996, the Company had
   $286.7 million and $399.4 million, respectively, of amounts due from credit card securitizations. These amounts include the income on the retained interest-only strip, accrued interest receivable and other amounts related to these securitizations and are net of recourse reserves established. A portion of these amounts is subject to liens held by the providers of credit enhancement facilities for the respective securitizations.

9) Selected Balance Sheet Information

    Other Assets
                                        September 30,   December 31,
                                            1997           1996
    Retained interest only strip -
     personal finance loans               $198,976       $149,418
    Prepaid assets                         158,215        117,934
    Accrued interest receivable             88,220        101,021
    Investment in affordable housing        66,493         48,059
    Servicing advances-mortgage             65,576         34,503
    Deferred costs                          48,142         42,252
    Investments in operating leases         13,702         17,276
    Due from trustees - business
     loans and leases                        9,149         19,531
    Retained interest only strip -
     business loans and leases               2,884         14,205
    Current and deferred federal
     income taxes                                0         28,169
    Goodwill                                 5,224          5,795
    Other real estate owned                    486          2,513
    Other                                   67,729         45,607
    Total other assets                    $724,796       $626,283


    Other Liabilities
                                        September 30,   December 31,
                                            1997           1996
    Accounts payable and accrued
      expenses                            $ 56,800       $ 59,432
    Accrued interest payable                94,902         55,320
    Deferred fees and other reserves        22,733         86,877
    Current and deferred income taxes       48,453         10,300
    Other                                   39,925         97,852
    Total other liabilities               $262,813       $309,781

   10)Income tax expense reflects an effective tax rate of approximately 25.8%, for both the three and nine month periods ended September 30, 1997, compared to a 34% tax rate for both of the comparable 1996 periods. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

      Income tax expense consisted of the following components:

                          Three Months Ended      Nine Months Ended
                            September 30,          September 30,
                            1997       1996        1997       1996
   Current:
    Federal               $(1,079)   $29,065     $14,732     $57,482
    State                   4,232        276       3,893       4,542
   Total current            3,153     29,341      18,625      62,024

   Deferred:
    Federal                12,742     (6,667)     (7,115)      5,372
    State                  (1,147)       190      (1,769)       (167)
   Total deferred          11,595     (6,477)     (8,884)      5,205

   Total tax expense      $14,748    $22,864     $ 9,741     $67,229

   The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                          Three Months Ended      Nine Months Ended
                            September 30,          September 30,
                            1997       1996        1997       1996
      Statutory federal
       income tax         $19,983    $23,536     $13,142     $69,207
      State income taxes    2,006        303       1,380       2,844
      Insurance income     (2,981)         0      (5,177)          0
      Tax credits          (1,346)      (667)     (4,075)     (1,250)
      APB 28 adjustment    (3,960)         0       3,617           0
      Other                 1,046       (308)        854      (3,572)

      Consolidated tax
       expense            $14,748    $22,864     $ 9,741     $67,229

      The net deferred tax asset/(liability) is comprised of the following:
                                        September 30,    December 30,
                                            1997            1996
      Deferred taxes:

        Gross assets                       $75,619        $112,861

        Gross liabilities                  (78,177)        (83,226)

      Total deferred taxes                 $(2,558)       $ 29,635

   The Company did not record any valuation allowances against deferred tax assets at September 30, 1997 and December 31, 1996.

   The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                   September 30,   December 31,
                                      1997            1996

   SFAS 91                          $(16,227)      $(17,870)
   Loan losses                        42,723         26,851
   Income from personal finance
        activities                     1,548          6,623
   Securitization income             (31,938)       (35,415)
   Business loan and lease income     (8,068)        56,447
   Other                               9,404         (7,001)
   Net deferred tax assets
     (liabilities)                  $ (2,558)      $ 29,635

11)The Company has adopted several management incentive plans designed to provide incentives to participating employees to remain in the employ of the Company and devote themselves to its success. Under these plans, certain eligible employees were required and others were given the opportunity to elect to take portions of their anticipated or "target" bonus payments for future years in the form of restricted shares of common stock. The restricted shares are subject to forfeiture should the employee terminate employment with the Company prior to vesting. The shares become unrestricted over time if certain performance criteria are met. At September 30, 1997, a total of 1,386,690 shares issued under these plans were subject to restrictions and were included in the number of shares outstanding. These shares are considered common stock equivalents in the calculation of earnings per common share.

   Deferred compensation of $29.5 million and $41.2 million related to these shares of restricted stock is reflected as a reduction of equity at September 30, 1997 and December 31, 1996, respectively.

12)In December 1996, Advanta Capital Trust I, a newly formed statutory business trust established by and wholly-owned by the Company (the "Trust"), issued in a private offering $100 million of capital securities, representing preferred beneficial interests in the assets of the Trust (the "Capital Securities"). The Company used the proceeds from the sale for general corporate purposes. The sole assets of the Trust consist of $100 million of 8.99% junior subordinated debentures issued by the Company due December 17, 2026 (the "Junior Subordinated Debentures"). The Capital Securities will be subject to mandatory redemption under certain circumstances, including at any time on or after December 17, 2006 upon the optional prepayment by the Company of the Junior Subordinated Debentures. The obligations of the Company with respect to the Junior Subordinated Debentures, when considered together with the obligations of the Company under the Indenture relating to the Junior Subordinated Debentures, the Amended and Restated Declaration of Trust relating to the Capital Securities and the Capital Securities Guarantee issued by the Company with respect to the Capital Securities will provide, in the aggregate, a full and unconditional guarantee of payments of distributions and other amounts due on the Capital Securities. In July, 1997, the Company and the Trust exchanged the outstanding Capital Securities and Junior Subordinated Debentures for substantially identical securities which were registered under the Securities Act of 1933, as amended
     (the "Act"). The Company also exchanged the Capital Securities Guarantee for a substantially identical guarantee which was also registered under the Act. The Trust has no operations or assets separate from its investment in the Junior Subordinated Debentures. Separate financial statements of the Trust are not presented because management has determined that they would not be material to investors.

13)The following table shows the calculation of earnings per common share:

                            Three Months Ended        Nine Months Ended
                               September 30,            September 30,
                              1997       1996          1997       1996

  Net income                $42,412    $44,356       $28,013   $130,506
  less: preferred
    dividends                     0          0          (141)      (141)

  Net income
    available
    to common shares        $42,412    $44,356       $27,872   $130,365

  Average common
    shares outstanding       42,875     40,818        42,750     40,679
  Common stock
    equivalents               3,240      4,363         3,358      4,418

  Weighted average
    common shares
    outstanding
    (in thousands)           46,115     45,181        46,108     45,097

  Earnings per common
  share                     $   .92    $   .98       $   .60   $   2.89

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

                      ADVANTA CORP. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months ended September 30, 1997 was $42.4 million or $.92 per share compared to $44.4 million or $.98 per share for the third quarter of 1996. For the nine months ended September 30, 1997 the Company reported net income of $28.0 million or $.60 per share compared to net income of $130.5 million or $2.89 per share for the same period last year.

The net income for the third quarter of 1997 reflects a substantial increase in the managed net interest margin, which increased to 8.01% from 6.19% in the same period of 1996, and includes a $10 million cash rebate received as a result of prior periods' credit card processing performance. Offsetting these increases were increases in operating expenses, a $6 million addition to mortgage contingency reserves and a $10 million addition to credit card loan loss reserves, as a result of increased charge-offs and delinquency rates. The managed charge-off rate increased to 5.4% for the third quarter of 1997 from 3.2% for the same period in 1996. The managed delinquency rate was 5.7% for the third quarter of 1997 compared to 4.2% for the third quarter of 1996. The 1997 charge-off and delinquency rates reflect the adoption of a new methodology related to credit card bankruptcies in August 1996 (see Asset Quality). This methodology is consistent with that used by others in the credit card industry.

In the third quarter of 1997, operating expenses increased to $148.9 million compared to $141.3 million for the same period of 1996.
The operating expense ratio increased to 3.3% in the third quarter of 1997 from 3.0% for the third quarter of 1996. The increase was due, in part, to increased collection efforts related to the credit card portfolio and to additional costs associated with the substantial growth in personal finance loans including the contract servicing portfolio. That portfolio, which is not a component of managed receivables, grew from an average of $1.8 billion in the third quarter of 1996 to $8.1 billion in the third quarter of 1997.

On October 28, 1997, the Company announced that it had reached a definitive agreement under which Fleet Financial Group ("Fleet") would acquire the Company's consumer credit card business and would combine it with Fleet's consumer credit card business. The Company will continue to operate its mortgage and business services companies.

The Company intends to seek shareholder approval and the transaction is subject to regulatory approval. The transaction, which is expected to close by late 1997 or early 1998, is anticipated to have a total value to the Company of approximately $1.3 billion, including an after-tax gain of approximately $500 million.

The Company also announced that it intends to make a tender offer to repurchase between $750 and $850 million of the Company's common stock in 1998, following the closing of the transaction. The Company presently expects the tender offer to be at a price between $40 and $45 per share.

The Company also announced that Dennis Alter would resume his long-held position as Chief Executive Officer of Advanta. Alex W. "Pete" Hart, former Chief Executive Officer, and Jim Allhusen, Group Executive of Advanta Personal Payment Services, are leaving to pursue other interests.

This Report contains forward-looking statements, including, but not limited to, projections of future earnings, that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Significant risks and uncertainties include: the Company's managed net interest margin, which in turn is affected by the Company's success in originating new credit card accounts, the receivables volume and initial pricing of new accounts, the impact of repricing existing accounts and account attrition, the mix of account types and interest rate fluctuations; the level of delinquencies, customer bankruptcies, and charge-offs; and the amount and rate of growth in the Company's expenses. Earnings also may be significantly affected by factors that affect consumer debt, competitive pressures from other providers of financial services, the effects of governmental regulation, the amount and cost of financing available to the Company and its subsidiaries, the difficulty or inability to securitize the Company's receivables and the impact of the ratings of debt of the Company and its subsidiaries. The transaction described above also may be affected by factors which include the timing of closing as well as contingencies. The proposed tender offer also may be affected by factors which include the closing of the transaction and the price at which the Company's stock is trading at the time of the proposed tender offer. Additional risks that may affect the Company's future performance are set forth elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and other filings with the Securities and Exchange Commission.

NET INTEREST INCOME

Net interest income for the third quarter of 1997 increased $21.8 million or 93.1% to $45.2 million from $23.4 million for the same period of 1996. This resulted from an increase in the owned net interest margin to 3.34% for the third quarter of 1997, from 1.87% for the third quarter of 1996. The increase in the net interest margin was negatively impacted by a change in the mix of earning assets. For the third quarter of 1997, the investment portfolio, which generally has lower yields than the loan and lease portfolio, comprised 48.9% of owned interest earning assets versus 35.8% in the comparable 1996 period. The year to date period of 1997 was also impacted by this change in earning asset composition. For the nine months ended September 30, 1997 net interest income rose to $92.4 million, a 64.2% increase over the $56.2 million reported for the same period of 1996. The owned net interest margin rose to 2.51% for the first nine months of 1997 from 1.71% in the same period of 1996.

Throughout 1997, the Company continued to realize improved managed net interest margins over 1996 levels. The managed net interest margin climbed to 7.55% during the nine months ended September 30, 1997 compared to 6.08% reported for the same period of 1996. This increase reflects the continued repricing of credit card receivables under the Company's account management initiatives and the contractual repricing of introductory rate receivables throughout the first nine months of 1997. Average managed receivables increased to $16.2 billion for the first nine months of 1997 from $14.5 billion in the same period of 1996.

The following tables provide an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three and nine month periods ended September 30, 1997 and 1996. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

INTEREST RATE ANALYSIS

(Dollars in thousands)
                                                Three Months Ended September 30,
                                          1997                                   1996
                               Average                   Yield/     Average               Yield/
                               Balance (1)   Interest     Rate      Balance (1)    Interest   Rate
  On-balance sheet
  Credit cards              $ 1,711,826      $ 68,981   15.99%   $ 2,774,292     $ 62,353    8.94%
  Personal finance loans        711,034        16,000    8.93        291,575        7,756   10.58
  Business loans                345,420        10,378   11.95        195,613        5,742   11.68
  Other loans                    54,583         1,320    9.60         12,326          548   17.69
  Gross receivables(2)        2,822,863        96,679   13.59      3,273,806       76,399    9.28
  Investments(2)              2,697,379        38,256    5.63      1,822,774       25,696    5.51
  Total interest earning
   assets                   $ 5,520,242      $134,935    9.70%   $ 5,096,580     $102,095    7.93%

  Interest-bearing
   liabilities              $ 5,528,703      $ 88,414    6.35%   $ 5,133,987     $ 77,697    5.99%

  Net interest spread                                    3.35%                               1.94%
  Net interest margin                                    3.34%                               1.87%

  Off-balance sheet
  Credit cards               $9,190,092                          $10,143,760
  Personal finance loans      3,522,496                            1,916,299
  Business loans                790,383                              462,496
  Total average
   securitized receivables  $13,502,971                          $12,522,555
  Total average managed
   receivables              $16,325,834                          $15,796,361
  Managed credit cards      $10,901,918      $466,792   16.99%   $12,918,052     $424,820   13.08%

  Managed net interest
   spread (3)                                            8.02%                               6.22%
  Managed net interest
   margin (3)                                            8.01%                               6.19%

  (1)Includes assets held and available for sale and nonaccrual loans and leases.
  (2)Interest and average rate for tax-free securities, loans and leases Computed on a tax equivalent basis using a statutory rate of 35%.
  (3)Includes owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.


INTEREST RATE ANALYSIS

(Dollars in thousands)
                                                Nine Months Ended September 30,
                                          1997                                   1996
                               Average                  Yield/      Average                    Yield/
                               Balance (1)   Interest    Rate       Balance (1)    Interest     Rate
  On-balance sheet
  Credit cards              $ 1,684,932    $  154,490   12.26%     $ 2,695,338    $  167,326    8.29%
  Personal finance loans        567,086        41,300    9.74          235,668        18,276   10.36
  Business loans                325,470        30,213   12.40          187,328        16,865   12.01
  Other loans                    37,570         2,561    9.11           10,436           936   11.98
  Gross receivables (2)       2,615,058       228,564   11.68        3,128,770       203,403    8.68
  Investments (2)             2,508,087       107,124    5.69        1,338,713        56,516    5.49
  Total interest earning
   assets                   $ 5,123,145    $  335,688    8.75%     $ 4,467,483    $  259,919    7.72%

  Interest-bearing
   liabilities              $ 5,124,867    $  239,673    6.23%     $ 4,389,218    $  200,964    6.06%

  Net interest spread                                    2.52%                                  1.66%
  Net interest margin                                    2.51%                                  1.71%

  Off-balance sheet
  Credit cards              $ 9,918,540                            $ 9,272,172
  Personal finance loans      3,022,539                              1,785,072
  Business loans                683,030                                362,158
  Total average
   securitized receivables  $13,624,109                            $11,419,402
  Total average managed
   receivables              $16,239,167                            $14,548,172
  Managed credit cards      $11,603,472    $1,353,459   15.60%     $11,967,510    $1,139,601   12.72%

  Managed net interest
   spread (3)                                            7.55%                                  6.07%
  Managed net interest
   margin (3)                                            7.55%                                  6.08%


  (1)Includes assets held and available for sale and nonaccrual loans and leases.
  (2)Interest and average rate for tax-free securities, loans and leases computed on a tax equivalent basis using a statutory rate of 35%.
  (3)Includes owned interest earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

MANAGED PORTFOLIO DATA

The Company analyzes its financial results on a managed assets basis in addition to analyzing data as reported under generally accepted accounting principles.

The following table provides selected information on a managed basis (excluding mortgage contract servicing assets), as well as a summary of the effects of credit card securitizations on selected line items of the Company's consolidated condensed income statements as of and for the nine months ended September 30, 1997 and 1996.
                                            Nine Months Ended
                                               September 30,
                                          1997             1996
    Balance sheet data:                     ($ in thousands)
    Average managed receivables       $16,239,167      $14,548,172
    Managed receivables                16,387,317       15,797,358
    Total managed assets               20,795,966       18,356,622
    Managed net interest margin
   (on a fully tax equivalent basis)         7.55%            6.08%
    As a percentage of gross managed
   receivables:
      Total loans 30 days or more
     delinquent
       New methodology (1)                    5.7%             4.2%
       Prior methodology                                       4.0%
      Net charge-offs
       New methodology (1)                    5.4%             3.0%
       Prior methodology                                       3.3%
    Managed Income Statement:
     Net interest income              $   860,004      $   625,081
   Provision for credit losses            666,760          331,385
   Noninterest revenues                   300,789          283,288
   Operating expenses                     456,279          379,249
  Income before income taxes          $    37,754      $   197,735

(1)Figures reflect the adoption of a new charge-off methodology in August 1996 relating to credit card bankruptcies (see Asset Quality).

With respect to the Managed Income Statement, net interest income includes owned net interest income and securitized net interest income. In the Consolidated Income Statements, securitized net interest income is reported as noninterest revenues. In addition, the provision for credit losses includes the amount by which the provision for credit losses would have been higher had the securitized credit card receivables remained as owned and the provision for securitized credit card losses been equal to actual reported charge-offs (see Asset Quality). Noninterest revenues on the Managed Income Statement exclude the net interest income and credit losses associated with the securitized credit card receivables.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for the third quarter of 1997 was $48.2 million compared to $24.2 million for the comparable period of 1996. This increase was primarily due to higher charge-offs on owned receivables as well as an increase in impaired assets and delinquency levels. Charge-offs on owned receivables increased to $40.0 million for the third quarter of 1997 from $17.6 million for the third quarter of 1996.

For the first nine months of 1997 the provision for credit losses increased to $158.9 million from $67.0 million for the same period of 1996, resulting from an increase in charge-offs on owned receivables to $116.5 million in the first nine months of 1997 from $45.9 million during the same period of 1996 as well as increases in impaired assets and delinquency levels.

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

The reserve for credit losses on a consolidated owned basis was $126.6 million or 4.7% of receivables at September 30, 1997 compared to $89.2 million or 3.4% of receivables at December 31, 1996 and $77.6 million or 2.6% of receivables at September 30, 1996.

On the total managed portfolio, impaired assets were $456.6 million or 2.8% of receivables at September 30, 1997, up from $420.5 million or 2.6% of receivables at December 31, 1996 and $307.1 million or 1.9% of receivables at September 30, 1996. On the total owned portfolio, impaired assets were $74.2 million or 2.8% of receivables at September 30, 1997, compared to $70.4 million or 2.7% of receivables at December 31, 1996, and $54.9 million or 1.8% of receivables at September 30, 1996. The 30 day and over delinquency rate on managed credit cards rose to 5.2% at September 30, 1997 up from 3.9% a year ago. The 30-day and over delinquency rate on owned credit cards rose to 6.5% at September 30, 1997, from 3.5% at September 30, 1996. The credit risk associated with both the owned and managed portfolios are very similar; impaired asset, delinquency and charge-off ratios on the owned portfolio, which is largely comprised of retained interests in credit card trusts, are affected by the amount and timing of securitizations. Additionally, the ratios are affected by the lower level of owned credit card receivables in 1997.

The total managed charge-off rate for the first nine months of 1997 was 5.4%, up from 3.2% for the full year of 1996 and 3.0% for the first nine months of 1996. The charge-off rate on managed credit cards was 7.1% for the first nine months of 1997, up from 3.7% for the full year of 1996 and 3.4% for the comparable 1996 period. The charge-off rate on managed personal finance loans was .7% for the first nine months of 1997, equal to the rate for both the full year of 1996 and the comparable 1996 period. The charge-off rate on managed business loans and leases was 3.0% for the first nine months of 1997, up from 2.3% for the full year of 1996 and 2.2% for the first nine months of 1996. The total owned charge-off rate rose to 5.9% for the nine months ended September 30, 1997 up from 2.3% for the full year of 1996 and 2.0% for the comparable period in 1996. The charge-off rate on owned credit cards was 8.5% for the first nine months of 1997, up from 2.5% for the full year of 1996 and 2.1% for the first nine months of 1996. The charge-off rate for owned personal finance loans was .8% for the nine months ended September 30, 1997, down from 1.3% for the full year of 1996 and 1.4% for the first nine months of 1996. The charge-off rate on owned business loans rose to 2.4% for the nine months ended September 30, 1997 compared to 1.5% for the full year of 1996 and the first nine months of 1996.

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.
($ in thousands)                     September 30, December 31, September 30,
 CONSOLIDATED - MANAGED                  1997         1996          1996
   Nonperforming assets                  $272,946   $191,668     $152,723
   Accruing loans past due 90 days or
    more                                  183,651    228,845      154,340
   Impaired assets                        456,597    420,513      307,063
   Total loans 30 days or more delinquent 940,595    886,717      668,718
   As a percentage of gross receivables:
    Nonperforming assets                      1.7%       1.2%         1.0%
    Accruing loans past due 90 days or more   1.1        1.4          1.0
    Impaired assets                           2.8        2.6          1.9
    Total loans 30 days or more delinquent:
     New methodology(1)                       5.7        5.4          4.2
     Prior methodology(2)                                5.2          4.0
   Net charge-offs:
    Amount(1)                            $656,920   $479,992     $325,422
    As a percentage of average gross
     receivables(annualized)
     New methodology(1)                       5.4%       3.2%         3.0%
     Prior methodology(2)                                3.5          3.3
  CREDIT CARDS - MANAGED
   Nonperforming assets                  $ 98,781   $ 89,064     $ 69,702
   Accruing loans past due 90 days or
    more                                  183,574    228,822      154,321
   Impaired assets                        282,355    317,886      224,023
   Total loans 30 days or more delinquent 548,298    632,083      494,308
   As a percentage of gross receivables:
    Nonperforming assets                       .9%        .7%          .6%
    Accruing loans past due 90 days or more   1.7        1.8          1.2
    Impaired assets                           2.7        2.5          1.8
    Total loans 30 days or more delinquent
     New methodology(1)                       5.2        5.0          3.9
     Prior methodology(2)                                4.6          3.7
   Net charge-offs:
    Amount(1)                            $615,105   $451,239     $305,795
    As a percentage of average gross
     receivables(annualized)
     New methodology(1)                       7.1%       3.7%         3.4%
     Prior methodology(2)                                4.1          3.7
  PERSONAL FINANCE LOANS - MANAGED
   Nonperforming assets                  $152,887   $ 93,101     $ 75,611
   Total loans 30 days or more delinquent 322,860    194,412      125,989
   As a percentage of gross receivables:
    Nonperforming assets                      3.3%       3.4%         3.2%
    Total loans 30 days or more delinquent    7.1        7.1          5.4
   Net charge-offs:
    Amount                               $ 19,075   $ 14,981     $ 10,762
    As a percentage of average gross
     receivables(annualized)                   .7%        .7%          .7%
  BUSINESS LOANS AND LEASES - MANAGED
   Nonperforming assets                  $ 21,123   $  9,503     $  7,402
   Impaired assets                         21,195      9,503        7,402
   Total loans 30 days or more delinquent  68,502     59,880       48,361
   As a percentage of receivables:
    Nonperforming assets                      1.8%       1.2%         1.0%
    Impaired assets                           1.8        1.2          1.0
    Total loans 30 days or more delinquent    5.7        7.3          6.7
   Net charge-offs:
    Amount                               $ 22,737   $ 13,777     $  8,872
    As a percentage of average
      receivables(annualized)                 3.0%       2.3%         2.2%

(1) Figures reflect the adoption of a new charge-off methodology in August 1996 relating to credit card bankruptcies(see Asset Quality).
(2) Pro forma calculation reflecting charge-off of all credit card bankruptcies within 30 days of notification.

                                            September  December   September
                                               30,        31,        30,
   CONSOLIDATED - OWNED                       1997       1996       1996
   Nonperforming assets                     $ 37,079   $ 29,822   $ 27,612
   Accruing loans past due 90 days or more    37,116     40,597     27,251
   Impaired assets                            74,195     70,419     54,863
   Total loans 30 days or more delinquent    159,244    145,613    109,654
   As a percentage of gross receivables:
    Nonperforming assets                         1.4%       1.1%        .9%
    Accruing loans past due 90 days or more      1.4        1.5         .9
    Impaired assets                              2.8        2.7        1.8
    Total loans 30 days or more deliquent:
     New methodology(1)                          5.9        5.5        3.6
     Prior methodology(2)                                   5.3        3.5
   Net charge-offs:
    Amount(1)                               $116,471   $ 70,576   $ 45,911
    As a percentage of average gross
     receivables(annualized)
     New methodology(1)                          5.9%       2.3%       2.0%
     Prior methodology(2)                                   2.5        2.1
  CREDIT CARDS - OWNED
   Nonperforming assets                     $ 19,149   $ 13,890   $ 12,079
   Accruing loans past due 90 days or more    37,039     40,574     27,232
   Impaired assets                            56,188     54,464     39,311
   Total loans 30 days or more delinquent    107,661    107,263     88,525
    As a percentage of gross receivables:
    Nonperforming assets                         1.2%        .7%        .5%
    Accruing loans past due 90 days or more      2.2        2.0        1.1
     Impaired assets                             3.4        2.7        1.5
    Total loans 30 days or more delinquent
     New methodology(1)                          6.5        5.2        3.5
     Prior methodology(2)                                   5.0        3.3
   Net charge-offs:
    Amount(1)                               $107,232   $ 64,520   $ 41,373
    As a percentage of average gross
     receivables(annualized)
     New methodology(1)                          8.5%       2.5%       2.1%
     Prior methodology(2)                                   2.7        2.2
  PERSONAL FINANCE LOANS - OWNED
   Nonperforming assets                     $ 11,279   $ 13,005   $ 13,265
   Total loans 30 days or more delinquent     33,862     28,546     14,463
   As a percentage of gross receivables:
    Nonperforming assets                         1.9%       3.5%       6.2%
    Total loans 30 days or more deliquent        5.8        7.6        6.7
   Net charge-offs:
    Amount                                  $  3,442   $  3,060   $  2,428
    As a percentage of average gross
     receivables (annualized)                     .8%       1.3%       1.4%
  BUSINESS LOANS AND LEASES - OWNED
   Nonperforming assets                     $  6,496   $  2,927   $  2,260
   Impaired assets                             6,568      2,927      2,260
   Total loans 30 days or more delinquent     17,416      9,462      6,606
   As a percentage of receivables:
    Nonperforming assets                         1.7 %      1.4%        .9%
    Impaired assets                              1.7        1.4         .9
    Total loans 30 days or more delinquent       4.5        4.4        2.6
   Net charge-offs:
    Amount                                  $  5,794   $  3,001   $  2,117
    As a percentage of average
      receivables (annualized)                   2.4%       1.5%       1.5%

(1) Figures reflect the adoption of a new charge-off methodology in August 1996 relating to credit card bankruptcies(see Asset Quality).
(2) Pro forma calculation reflecting charge-off of all credit card bankruptcies within 30 days of notification.

NONINTEREST REVENUES
($ in thousands)
                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                  1997       1996       1997       1996
  Gain on sale of credit cards  $      0   $      0   $      0   $ 33,820
  Other noninterest revenues:
   Credit card securitization
    income                        58,445     65,592    133,906    183,192
   Credit card servicing income
    income                        43,169     46,365    136,152    128,977
   Credit card interchange
    income                        21,035     26,682     63,222     75,881
   Income from personal
    finance activities            43,260     30,350    116,430     76,477
   Business loan and lease
    other revenues                21,924     13,974     54,293     38,735
   Insurance revenues, net         8,260     13,886     28,605     28,198
   Other                          12,987     12,489     27,939     22,420
   Total other noninterest
    revenues                    $209,080   $209,338   $560,547   $553,880

  Total noninterest revenues    $209,080   $209,338   $560,547   $587,700

Total noninterest revenues for the third quarter of 1997 were $209.1 million, level with the $209.3 million reported for the same period of 1996. For the nine month period ended September 30, 1997 total noninterest revenues were $560.5 million, down from $587.7 reported for the same period of 1996. The 1996 year-to-date amount includes a $33.8 million gain on the sale of credit card customer relationships.

Although total other noninterest revenues were flat in the third quarter of 1997 compared to the same period of 1996, revenues from credit card securitization activities have decreased while revenues from personal finance activities and business loan and lease revenues have increased. Income from personal finance activities totalled $43.3 million for the third quarter of 1997, up more than 42.5% from the $30.4 million reported for the third quarter of 1996. This increase resulted from a $1.3 billion increase in personal finance loans securitized year over year, an increase in contract servicing fees, and is net of a $6 million addition to contingency reserves. Business loan and lease revenues rose almost 57% to $21.9 million for the third quarter of 1997 from $14.0 million for the same period last year. Credit card securitization income declined to $58.4 million for the three months ended September 30, 1997 from $65.6 million reported for the same period last year and credit card servicing income decreased by $3.2 million or 6.9% partially due to lower securitized balances for the quarter. Credit card interchange income decreased by 21.2% during the third quarter of 1997 to $21.0 million from $26.7 million for the same period of 1996. Insurance revenues of $8.3 million in the third quarter of 1997 were down from the $13.9 million reported for the third quarter in 1996, due, in part, to the decrease in credit card receivables.

During the nine month period ended September 30, 1997, total other noninterest revenues increased to $560.5 million from $553.9 reported for the same period of 1996. This increase is attributable primarily to higher personal finance and business loan noninterest revenues, and other credit card revenues included in other noninterest revenues, offset by decreases in credit card securitization income and credit card interchange income.

OPERATING EXPENSES
($ in thousands)
                                Three Months Ended     Nine Months Ended
                                  September 30,          September 30,
                                1997        1996       1997        1996
  Amortization of credit card
   deferred origination costs,
   net                         $ 14,395  $ 22,690   $ 47,916    $ 67,670
  Other operating expenses:
   Salaries and employee
    benefits                     63,964    50,893    178,594     132,081
   Marketing                     14,277     7,902     37,928      24,371
   Professional fees             13,533    10,349     29,638      26,723
   Equipment expense              8,491     6,051     26,759      15,229
   Postage                        6,489     6,214     21,232      18,893
   Telephone expense              5,450     4,979     15,667      13,599
   Occupancy expense              5,369     3,817     16,765       9,846
   Credit and collection
    expense                       5,121     3,969     15,155       9,594
   Credit card fraud losses       4,554     8,220     17,730      16,982
   External processing            4,126    11,043     29,572      30,848
   Other                          3,135     5,182     19,323      13,413
   Total other operating
    expenses                   $134,509  $118,619   $408,363    $311,579

  Total operating expenses     $148,904  $141,309   $456,279    $379,249

Total operating expenses of $148.9 million for the quarter ended September 30, 1997 increased 5.4% from $141.3 million in the same period of 1996. The amortization of credit card deferred origination costs, net, decreased from $22.7 million for the three months ended September 30, 1996 to $14.4 million for the comparable period of 1997. Total other operating expenses as a percentage of average managed receivables were 3.3% for the third quarter of 1997, up from 3.0% in the comparable period in 1996. The increase in operating expenses is attributable in part to an increase in the number of employees from 3,084 at September 30, 1996 to 4,168 at September 30, 1997 primarily in the credit card collection area and to support the growth in loan production and serviced receivables in the personal finance area. Marketing expenses increased 80.7% as a result of increased new business advertising of the Company's personal finance and business card products, and increased advertising of the credit card products with the primary purpose of retaining current customer relationships. Professional fees increased to $13.5 million in the third quarter of 1997 from $10.3 million in the third quarter of 1996 primarily as a result of consulting fees in the credit card area as well as new corporate initiatives. Other expenses including equipment and occupancy expense showed increases consistent with the current and projected increase in the number of employees and serviced customer accounts and the addition of space and new technology required to support this growth. External processing declined to $4.1 million in the third quarter of 1997 from $11.0 million in the same quarter of 1996 as a result of a $10.0 million cash rebate for prior periods' credit card processing performance. Without the rebate, external processing costs would have increased by $3.1 million primarily as a result of customer retention and relationship management programs in our credit card area.

Total operating expenses for the first nine months of 1997 increased 20.3% to $456.3 million from $379.2 during the same period in 1996. The operating expense ratio increased to 3.4% from 2.9% reported in 1996. The increase in expenses is consistent with an increase in headcount and accounts and customers serviced throughout the organization.

LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, both long- and short-term, through active management of both assets and liabilities. During the first nine months of 1997, the Company, through its subsidiaries, securitized $2.3 billion of personal finance loans and $206.4 million of business loan receivables. In addition, funds were raised during this same period through an increase in deposits at the Banks (as defined below) and unsecured notes totalling approximately
$1 billion. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future credit card, personal finance and business loan receivable growth. Cash and equivalents exceeded amounts normally held to provide liquidity protection subsequent to the Company's March 17, 1997 announcement relating to expected 1997 financial results. At September 30, 1997, the Company had approximately $1.0 billion of loan and lease receivables and $1.4 billion of investments available for sale which could be sold to generate additional liquidity.

Funding diversification is an essential component of the Company's liquidity management. The debt securities of Advanta Corp., Advanta National Bank USA ("AUS"), and Advanta National Bank (together with AUS, the "Banks") had investment-grade ratings from the nationally recognized rating agencies throughout 1996. These ratings had allowed the Company to further diversify its funding sources. Beginning March 1997, the various rating agencies lowered their ratings on the debt securities of each of Advanta Corp. and the Banks by one or two grades. More recently, on October 28, 1997, Moody's Investors Service ("Moody's") again lowered its rating of the debt securities of each of Advanta Corp. and ANB (as defined below). As of October 28, 1997, debt of ANB was rated at or above the lowest level of investment grade by each agency except Standard & Poors and Moody's, each of which rated it one level below investment grade; senior debt of the parent company, Advanta Corp., maintained investment grade ratings (at or above the lowest investment grade level) from three of the rating agencies, but was rated two levels below investment grade by Standard & Poors and three levels below investment grade by Moody's. Effective June 30, 1997, Advanta National Bank was merged into AUS, and AUS was renamed Advanta National Bank ("ANB"). The combined institution is larger, more effectively capitalized, and more efficient to run than the two separate entities. Efforts continue to develop new sources of funding, both through previously untapped customer segments and through development of new financing structures. In that regard, on May 1, 1997, Advanta Mortgage Corp. USA and its subsidiaries entered into a $500 million secured revolving credit facility, $250 million of which is committed. Also, deposit sources proved readily expandable as demonstrated in the growth noted above.

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

Advanta Corp. and ANB together have a $1 billion revolving credit facility, of which $1 billion is available to ANB and up to a maximum of $500 million is available to Advanta Corp., subject to the terms and conditions of the facility, including that no more than $1 billion may be outstanding at any time. The Company also filed a shelf registration statement in 1996 with the Securities and Exchange Commission which allows the Company to sell up to $1.6 billion of debt securities. Approximately $600 million of this shelf is still available to the Company.

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

In managing its interest rate sensitivity position, the Company periodically securitizes receivables, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and short-term investment position, and uses derivative financial instruments. Derivative financial instruments are used to manage exposures to changes in interest rates and foreign exchange rates and create matched funding of assets and liabilities. Derivative financial instruments, by policy, are not used for any speculative purposes (see discussion under "Derivatives Activities"). The Company has primarily utilized variable rate funding in pricing its credit card securitization transactions in an attempt to match the variable rate pricing dynamics of the underlying receivables sold to the trusts. Variable rate funding is used on the balance sheet as well, in support of unsecuritized receivables which carry variable rates. Although credit card receivable rates are generally set at a spread over a floating rate index, they often contain interest rate floors. These floors have the impact of converting the credit card receivables to fixed rate receivables in a low interest rate environment. In addition, the Company at times offers fixed rate pricing to consumers for the introductory rate period of its credit cards. In instances when a significant portion of credit card receivables carry fixed rate introductory pricing or are at their floors, the Company may convert part of the underlying funding to a fixed rate by using interest rate hedges, swaps and fixed rate securitizations. In pricing personal finance and business loan and lease securitizations, both fixed rate and variable rate funding are used depending upon the characteristics of the underlying receivables and the overall risk exposure to the Company.

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

As of September 30, 1997 and December 31, 1996, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.


The following table summarizes by notional amounts the Company's derivative instruments:

 ($ in thousands)                                      Estimated Fair Value
                         September 30,   December 31,   September 30, 1997
                            1997           1996         Asset/(Liability)
 Interest rate swaps     $2,393,756     $1,560,444           $22,096
 Swaptions                        0        153,000                 0
 Interest rate options:
  Caps written            1,011,195      1,413,222              (443)
  Caps purchased            321,195        365,000               443
  Corridors/Collars               0        500,000                 0
 Forward contracts          478,548        386,680            (1,436)
 Total notional amount   $4,204,694     $4,378,346           $20,660

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

     On August 25, 1997, a cardholder of the Company instituted a putative class action complaint against the Company and certain other subsidiaries in Delaware Superior Court for New Castle County. Subsequently, on September 8, 10, and 12 and on October 2, 1997, similar actions were filed in Orange County California Superior Court, the United States District Court for the Eastern District of Tennessee, Delaware Superior Court and the Circuit Court of Covington County, Alabama, respectively. The complaints allege that cardholder accounts in the specific program were improperly repriced to a higher percentage rate of interest. The complaints assert various violations of federal and state law with regard to such repricings, and each seeks damages of an unspecified amount. The program at issue comprises a very small portion of the Company's consumer credit card receivables. The Company believes that the complaints are without merit and will vigorously defend itself against the actions.

     Item 6. Exhibits and Reports on Form 8-K.

       (a)    Exhibits
                                  The following exhibits are being
                                  filed with this report on Form 10-Q:

      Exhibit Number              Description of Document

       12                         Computation of Ratio of Earnings to
                                  Fixed Charges.

       27 Financial data schedule incorporated by reference to Exhibit 27 to the Company's Current Report on Form 8-K dated October 15, 1997 filed the same date.

      (b) Reports on Form 8-K.

      (b)(1) A current Report on Form 8-K, dated July 14, 1997 was filed by the Company describing certain shareholders' litigation.

      (b)(2) A current Report on Form 8-K, dated July 16, 1997 was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ended June 30, 1997.

      (b)(3) A Current Report on Form 8-K, dated July 28, 1997 was filed by the Company incorporating the calculation of the Earnings to Fixed Charges Ratio as of March 31, 1997 into Registration Statement No. 333-05701.

      (b)(4) A Current Report on Form 8-K, dated August 7, 1997 was filed by the Company incorporating certain documentation into Registration Statement No. 333-05701 including a form of distribution agreement for the Company's retail medium term notes and the form of notes with respect thereto.

      (b)(5) A Current Report on Form 8-K, dated September 26, 1997 was filed by the Company incorporating certain documentation into Registration Statement No. 333-05701 including a form of distribution agreement for the Company's Medium Term Notes, Series E, and the form of notes with respect thereto.

      (b)(6) A Current Report on Form 8-K, dated October 15, 1997 was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ended September 30, 1997. A Financial Data Schedule was included as an exhibit in this Form 8-K.

      (b)(7) A Current Report on Form 8-K, dated October 28, 1997 was filed by the Company reporting certain announcements made by the Company that day.

                               SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Advanta Corp.

                                             (Registrant)


    November 14, 1997                By  /s/Elizabeth H. Mai
                                         Senior Vice President and
                                         General Counsel

    November 14, 1997                By  /s/John J. Calamari
                                         Vice President, Finance and
                                         Principal Accounting Officer

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

        4                          Inapplicable.

       10                          Inapplicable.

       11                          Inapplicable.

       12                          Computation of Ratio of Earnings to
                                   Fixed Charges.

       15                          Inapplicable.

       18                          Inapplicable.

       19                          Inapplicable

       22                          Inapplicable.

       23                          Inapplicable.

       24                          Inapplicable.

       27 Financial data schedule incorporated by reference to Exhibit 27 to the Company's Current Report on
                                   Form 8-K dated October 15, 1997 filed
                                   the same date.

       99                          Inapplicable.