Form 10-Q/A
period 1997-09-30
ADVANTA CORP
filed 1997-11-14
CIK 96638

Form 10Q/A

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


9) Selected Balance Sheet Information

    Other Assets
                                        September 30,   December 31,
                                            1997           1996
    Retained interest only strip -
     personal finance loans               $198,976       $149,418
    Prepaid assets                         158,215        117,934
    Accrued interest receivable             88,220        101,021
    Investment in affordable housing        66,493         48,059
    Servicing advances-mortgage             65,576         34,503
    Deferred costs                          48,142         42,252
    Investments in operating leases         13,702         17,276
    Due from trustees - business
     loans and leases                        6,265          5,326
    Retained interest only strip -
     business loans and leases               2,884         14,205
    Current and deferred federal
     income taxes                                0         28,169
    Goodwill                                 5,224          5,795
    Other real estate owned                    486          2,513
    Other                                   70,613         59,812
    Total other assets                    $724,796       $626,283


    Other Liabilities
                                        September 30,   December 31,
                                            1997           1996
    Accounts payable and accrued
      expenses                            $ 56,800       $ 59,432
    Accrued interest payable                94,902         55,320
    Deferred fees and other reserves        22,733         86,877
    Current and deferred income taxes       48,453         10,300
    Other                                   39,925         97,852
    Total other liabilities               $262,813       $309,781



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