Form 10-K
period 1997-12-31
ADVANTA CORP
filed 1998-03-31
CIK 96638

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO. 0-14120

                                 ADVANTA CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      23-1462070
(STATE OR OTHER JURISDICTION OF ORGANIZATION)       (I.R.S. EMPLOYER IDENTIFICATION NO.)

                      WELSH & MCKEAN ROADS, P. O. BOX 844,
                        SPRING HOUSE, PENNSYLVANIA 19477
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 657-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     NONE                                           N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      CLASS A COMMON STOCK, $.01 PAR VALUE
                      CLASS B COMMON STOCK, $.01 PAR VALUE
            6 3/4% CONVERTIBLE CLASS B PREFERRED STOCK, SERIES 1995
           (STOCK APPRECIATION INCOME LINKED SECURITIES (SAILS)(SM))
                                 CLASS A RIGHT
                                 CLASS B RIGHT
                             (TITLE OF EACH CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].
================================================================================

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

     $184,643,718 as of March 13, 1998 which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the Company (however, this does not constitute a representation or acknowledgment that any of such individuals is an affiliate of the Registrant).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 13, 1998 there were 10,367,772 shares of the Registrant's Class A Common Stock, $.01 par value, outstanding and 14,639,344 shares of the Registrant's Class B Common Stock, $.01 par value, outstanding.

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

                          DOCUMENT                                 FORM 10-K REFERENCE
                          --------                                 -------------------
Definitive Proxy Statement relating to the Registrant's 1998      Part III, Items 10-13
Annual Meeting of Stockholders, to be filed pursuant to
Regulation 14A not later than 120 days following the end of
the Registrant's last fiscal year, and referred to herein as the "Proxy Statement".

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

Advanta Corp. (the "Company," the "Registrant" or "Advanta") serves consumers and small businesses through innovative products and services via direct and indirect, cost effective delivery systems. In 1997, the Company primarily originated and serviced credit cards, mortgages, small-ticket equipment leases, auto loans, credit insurance and deposit products. The Company utilizes customer information attributes including credit assessments, usage patterns, and other characteristics enhanced by proprietary information to match customer profiles with appropriate products. At year-end 1997 managed assets totaled $21.1 billion and an additional $9.2 billion in assets were serviced for third parties.

     On February 20, 1998, Advanta and certain of its direct and indirect subsidiaries contributed substantially all of the assets of its consumer credit card business to a newly formed Rhode Island limited liability company (the "LLC") controlled by Fleet Financial Group, Inc. ("Fleet"). In the transaction (the "Transaction"), completed under the terms of a Contribution Agreement between Advanta and Fleet (the "Contribution Agreement") dated as of October 28, 1997, each of Advanta and certain of its direct and indirect subsidiaries and Fleet and certain of its direct and indirect subsidiaries contributed substantially all of the assets of their respective consumer credit card businesses, subject to liabilities, to the LLC. Advanta acquired a minority interest of 4.99% in the LLC. Following the Transaction, Advanta continues to operate its mortgage, business services and insurance businesses, including its depository institutions Advanta National Bank ("ANB") and Advanta Financial Corp. ("AFC"). In addition, Advanta retained certain immaterial assets of its consumer credit card business which are not required in the operation of such business and certain liabilities related to its consumer credit card business, including, among others, all reserves relating to its credit insurance business and any liability or obligation relating to certain consumer credit card accounts generated in specific programs which comprise a very small portion of the Company's consumer credit card receivables. Subsequent to the consummation of the Transaction, certain interim services are being provided by each of Advanta and Fleet to the other in accordance with the terms of the Contribution Agreement.

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

ADVANTA PERSONAL FINANCE SERVICES

Advanta Personal Finance Services, a business unit of Advanta ("Advanta Mortgage" or "personal finance"), capitalizes on numerous niche opportunities primarily in the home equity industry by offering a broad range of services to consumers, brokers and other originators of home equity loans throughout the country. Advanta Mortgage originates, purchases, securitizes, and services non-conforming credit first and second lien home equity loans, and home equity lines of credit, directly through subsidiaries of Advanta, including ANB and Advanta Mortgage Corp. USA. Loan production is generated through multiple distribution channels. Home equity loans and home equity lines of credit are originated directly from consumers using targeted direct mail and direct response television techniques, and through a branch office system ("Advanta Finance") of 56 branches throughout the country. First and second mortgage loans are also originated through a broker network, correspondent relationships and purchases from other financial institutions. In 1997, loans originated and purchased by Advanta Mortgage amounted to $3.7 billion compared to $1.5 billion in 1996.

     In November 1996, Advanta Mortgage established its Corporate Finance Services business to capitalize on new opportunities in the growing mortgage industry. Corporate Finance Services solicits third-party originators who believe it is more cost efficient to participate in securitizations sponsored by Advanta Mortgage and such third-party originators receive an interest in the Company sponsored securitizations. The

Corporate Finance Services business has experienced significant growth in 1997. Purchases of loans by this business, which totaled $40 million in 1996, totaled $1.1 billion in 1997.

     In addition to servicing and managing the loans it originates, Advanta Mortgage contracts with third parties to service their home equity loans on a sub-servicing basis. Advanta Mortgage's portfolio of third party loans serviced for a fee totaled $9.2 billion at year-end 1997, an increase of $5.5 billion from year-end 1996. The Company has experienced significant growth in this portfolio over the past two years as a result of its favorable reputation in the nonconforming mortgage market and anticipates continued expansion of its market presence. The Company bears no credit risk on this portfolio. Subserviced loans are not included in the Company's managed portfolio.

     Advanta Mortgage generally funds the loans it originates and purchases through sales or securitizations which have been structured to qualify as real estate mortgage investment conduits ("REMICs") under the Internal Revenue Code. In a securitization, Advanta Mortgage typically sells receivables to a trust for cash while retaining an interest in the loans securitized. The cash purchase price is generated through an offering of pass-through certificates by the trust. The purchasers of the pass-through certificates are generally entitled to the principal and a portion of the interest collected on the underlying loans while Advanta Mortgage retains the servicing and an interest-only strip. The retained interest-only strip represents the remaining interest collected from the borrowers on the underlying loans after the payment of pass-through interest to the certificate holders and the payment of a servicing fee to the Company in its role as servicer and is partially offset by the estimated fair value of the Company's recourse obligation for anticipated charge-offs. During 1997, Advanta Mortgage securitized $3.4 billion of loans compared to $1.4 billion in 1996.

     The cash flows from the interest-only strips are received over the life of the loans. However, in accordance with generally accepted accounting principles ("GAAP"), Advanta Mortgage recognizes a gain at the time of the sale equal to the excess of the fair value of the assets obtained, principally cash, over the allocated cost of the assets sold and transaction costs. Other basic sources of income to Advanta Mortgage are net interest income on loans outstanding pending their sale and loan servicing income, including subservicing of loans which are never owned by the Company. (See Note 1 to Consolidated Financial Statements.)

     Advanta Mortgage's managed portfolio of receivables includes owned loans (generally held for sale) and the loans it services in which it retains an interest-only strip. At December 31, 1997, owned personal finance loans receivable totaled $478 million while total managed receivables were $5.3 billion. In contrast to the subserviced loans described above, the performance of the managed portfolio, including loans sold by the Company, can materially impact ongoing income from personal finance activities. See Note 1 to Consolidated Financial Statements. At December 31, 1997, the total serviced portfolio, including the "subserviced" portfolio, was $14.5 billion compared to $6.4 billion at December 31, 1996.

     Approximately 92% of the managed portfolio is secured by first lien position loans and the balance is secured by second lien position loans. Approximately 63% of the managed portfolio is comprised of fixed rate loans while the remainder represents adjustable rate loans and intermediate rate loans which bear interest at a fixed rate for a period of two to three years and an adjustable rate thereafter. At December 31, 1997, total personal finance loans managed, and the nonperforming loans included in these totals, are concentrated in the following five states:

                                                                                            PERCENT OF
                             PERSONAL                      PERCENT OF      PERCENT OF      NONPERFORMING
                             FINANCE         TOTAL        PORTFOLIO BY    NONPERFORMING      TO TOTAL
                              LOANS      NONPERFORMING       STATE          BY STATE           LOANS
--------------------------------------------------------------------------------------------------------
                                                        (DOLLARS IN MILLIONS)
California                   $  739.1       $ 26.3            13.9%            14.6%            0.5%
New York                        383.4         15.3             7.2              8.5             0.3
Maryland                        326.6         10.2             6.2              5.6             0.2
New Jersey                      326.4         12.6             6.2              7.0             0.2
Pennsylvania                    292.5         12.2             5.5              6.8             0.2
Other                         3,240.8        103.7            61.0             57.5             2.0
                             --------       ------           -----            -----             ---
          TOTAL              $5,308.8       $180.3           100.0%           100.0%            3.4%
                             ========       ======           =====            =====             ===

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

     Advanta Mortgage also engages in the indirect financing of automotive purchases by consumers in the near-prime market, which are those consumers who have experienced credit problems, are attempting to re-establish credit, may not yet have sufficient credit history or do not wish to deal with traditional sources of financing. Auto finance contracts are purchased from correspondent originators on a flow basis or in bulk purchases. In 1996 and 1997, auto loans purchased amounted to $104 million and $195 million, respectively.

     In 1997, approximately 21% of the Company's total revenues net of credit losses were derived from Advanta Mortgage.

ADVANTA BUSINESS SERVICES

Advanta Business Services, a business unit of Advanta ("ABS" or "business loans and leases"), offers flexible lease financing programs on small-ticket equipment and corporate credit cards to small businesses. ABS is one of the nation's leading providers of these products to small businesses.

     The commercial equipment leasing business is generated primarily through third party referrals from manufacturers or distributors of equipment as well as independent brokers. Most contact with these referral sources is made from the Company's ABS headquarters in Voorhees, New Jersey, using extensive direct marketing operations. These operations include a staff of telephone sales representatives who are assigned to specific industries, and are backed by the Company's direct mail marketing program. Additional business is also generated from direct contact with customers through these same channels.

     The primary markets of the leasing business include office machinery, security systems and computers. ABS has also expanded its presence into additional market segments. The most significant of these are leasing programs for certain industrial and agricultural equipment and programs for leasing equipment to agencies of state and local governments. Additionally, ABS has expanded its National Accounts program which seeks referral business from larger distributors and manufacturers. Managed lease receivables at December 31, 1997 totaled approximately $595 million, an increase of approximately $75 million from year end 1996.

     The business-purpose credit card operation grew from approximately 79,000 accounts with balances of $306 million in 1996 to approximately 170,000 accounts with balances of $663 million as of December 31, 1997. Direct marketing techniques, primarily direct mail to prospective customers, are the source of new accounts. This marketing program is the result of extensive and ongoing testing of various campaigns, with success of each campaign measured by both the cost of acquisition of new business, and the credit performance of the resulting business. The "Advanta Business Card" is marketed by ABS and issued by its affiliate, AFC (see "Government Regulation -- Advanta Financial Corp.").

ADVANTA INSURANCE COMPANIES

Advanta's insurance subsidiaries ("Advanta Insurance") make available, through unaffiliated insurance carriers, specialty credit related insurance products and services to Advanta's existing customer base. The focus of these products is on the customers' ability to repay their debt in the event of certain circumstances. These products include a combined credit life, disability and unemployment program, an accidental death program and equipment insurance. Enrollment in these programs is achieved through Advanta's direct mail or telemarketing distribution channels. In consideration, the lending subsidiary of Advanta that extends the loan to Advanta's customers receives as an expense reimbursement, a percentage of insurance premiums collected by the unaffiliated insurance carriers.

     In addition, ANB (and its predecessors by merger) makes available to the consumer credit card customers of APPS in certain states the option to purchase debt cancellation products called Credit Protection Plus(R) and Credit Protector(R). ANB (and its predecessors by merger) has purchased from Advanta Insurance insurance protection against excess losses, as defined, incurred from providing these services.

     In certain circumstances, Advanta Insurance reinsures all or a portion of certain risks associated with these products or services. Advanta Insurance's reinsurance agreements provide for a proportional quota share of 100% of these risks from the insurance carriers. In consideration for assumption of these risks, the Advanta Insurance receives reinsurance premiums equal to 100% of the net premiums collected by the insurance carriers, less a ceding fee as defined by the reinsurance treaties, and all acquisition expenses, premium taxes and loss payments made by the carriers on these risks. Under the terms of certain reinsurance agreements Advanta Insurance is either obligated to maintain in trust for the benefit of an insurance carrier an amount equal to 100% of the unearned premiums and all statutory reserves for future incurred loss payments. Advanta Insurance has entered into an aggregate excess of loss reinsurance treaty for its accidental death risks with an unaffiliated insurance carrier. Under the terms of the treaty, losses in excess of a specified percentage of earned premium levels will be reimbursed by the insurance carrier. In addition, the treaty provides for certain experience refunds.

     In connection with the contribution of Advanta's consumer credit card business to the LLC, all of ANB's credit card customer relationships underlying the insurance risks reinsured by Advanta Insurance were transferred to Fleet or its subsidiaries. Following the closing under the Contribution Agreement on February 20, 1998, Advanta Insurance no longer reinsures these insurance risks and will not recognize any reinsurance revenues as provided under the reinsurance agreements. Advanta Insurance is, however, responsible to reimburse the unaffiliated insurance carriers for losses paid and maintain loss reserves on losses incurred on risks assumed on or prior to February 20, 1998. Additionally, following the Transaction with Fleet, ANB is responsible for customers who request activation of their debt cancellation agreements for events covered under these agreements occurring on or prior to February 20, 1998. ANB is responsible for all reserves for expenses related to these future activations. Following the contribution of Advanta's consumer credit card business to the LLC, Advanta Insurance continues to make its insurance products available to the Company's personal finance and business loan and leasing customers. However, a significant portion of Advanta Insurance's total revenues in 1997 were derived from the sale of its combined insurance product and services to consumer credit card customers of APPS.

     Pursuant to a strategic alliance formed in 1996 with Progressive Casualty Insurance Company ("Progressive"), Advanta Insurance is direct marketing Progressive's automobile insurance policies nationwide. Advanta Insurance and Progressive also entered into a quota share reinsurance agreement that provides that

Advanta's insurance subsidiary assumes 50% of all risks on automobile policies written by Progressive under the insurance programs being jointly marketed. Generally, automobile policies underwritten by Progressive provide for automobile liability protection up to $500,000 and automobile physical damage protection up to $100,000 as defined under specific policy and customer requirements.

ADVANTA PARTNERS

Advanta Partners LP ("Advanta Partners") is a private venture capital equity investment firm formed in 1994. The firm focuses primarily on growth capital financings, restructurings and management buyouts in the financial services and information services industries. The investment objective of Advanta Partners is to earn attractive returns by building the long-term values of the businesses in which it invests. Advanta Partners combines transaction expertise, management skills and a broad contact base with strong industry-specific knowledge which is further enhanced by its relationship with the Company.

ADVANTA PERSONAL PAYMENT SERVICES

Prior to the contribution of substantially all of the assets of the Company's consumer credit card business to the LLC, the Company offered consumer credit cards through Advanta Personal Payment Services, a business unit of Advanta ("APPS" or "consumer credit cards"). The Company, which had been in the credit card business since 1983, issued gold (i.e., premium) and standard MasterCard(R)* and VISA(R)* credit cards nationwide. APPS had built a substantial cardholder base which, as of December 31, 1997, totaled 5.9 million accounts and $11.2 billion in managed receivables. The primary method of account acquisition was direct mail solicitation and APPS generally used credit scoring by independent third parties and proprietary market segmentation and targeting models to target its mailings to profitable segments of the market.

     In 1982, the Company acquired Colonial National Bank USA, the name of which was changed to Advanta National Bank USA ("AUS") in May 1996. In 1995, the Company chartered Advanta National Bank ("Old ANB") to complement the credit card activities of AUS. Old ANB was a limited purpose national bank known as a "credit card bank" and its lending activities were limited to consumer credit card lending. See "Government Regulation -- Advanta National Bank." Effective June 30, 1997, Old ANB was merged into AUS and AUS was renamed Advanta National Bank (previously defined herein as ANB). As national banks, AUS and Old ANB, and now ANB, have had the ability to make loans to consumers without many of the restrictions found in various state usury and licensing laws, to negotiate variable rate loans, to generate funds economically in the form of deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), and to include in their product mix both MasterCard and VISA credit card programs.

     MasterCard and VISA license banks, such as ANB and other financial institutions, to issue credit cards using their trademarks and to utilize their interchange networks. Cardholders may use their cards to make purchases at participating merchants or to obtain cash advances at participating financial institutions. Cardholders may also use special credit line drafts issued by the banks to draw against their Visa or MasterCard credit lines for cash, purchases or balance transfers. Each credit card transaction is submitted to a merchant bank which remits to the merchant the purchase amount less a merchant discount fee, and submits the purchase to the card issuing bank for payment through the appropriate settlement system. The card issuing bank receives an interchange fee as compensation for the funding and credit and fraud risk that it takes when its customers use its credit card. MasterCard or VISA sets the interchange fee as a percentage of each card transaction (averaging approximately 1.4% in 1997).

     APPS generated interest and other income from its credit card business through finance charges assessed on outstanding loans, interchange income, cash advance and other credit card fees, and securitization income as described below. Credit card income also included fees paid by credit card customers for product enhancements they selected, and revenues paid to ANB (and its predecessors by merger) by third parties for the right to market their products to the APPS credit card customers.

---------------
* MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.; VISA(R) is a federally registered servicemark of VISA, U.S.A., Inc.

     Most of such MasterCard and VISA credit cards carried no annual fee, and those credit cards which included an annual fee generally had lower fees than those charged by many of APPS' competitors. The interest rates on the majority of APPS' credit card receivables were variable, tied either to the prime rate or the London interbank offered rate ("LIBOR"). This variable rate structure helped APPS maintain net interest margins in both rising and declining interest rate environments.

     The following table shows the geographic distribution by state of total managed consumer credit card receivables among the top five states, together with the impaired credit card receivables in those states as of December 31, 1997:

                                         CONSUMER                  PERCENT OF    PERCENT OF    PERCENT OF
                                          CREDIT                     TOTAL         TOTAL        IMPAIRED
                                           CARD         TOTAL      PORTFOLIO      IMPAIRED      TO TOTAL
                                        RECEIVABLES    IMPAIRED     BY STATE      BY STATE     RECEIVABLES
----------------------------------------------------------------------------------------------------------
                                                              (DOLLARS IN MILLIONS)
California                               $ 1,633.3      $ 56.3        14.5%         18.5%          0.5%
New York                                     924.2        27.2         8.2           8.9           0.3
Texas                                        842.7        25.7         7.5           8.5           0.2
Florida                                      676.1        24.1         6.0           7.9           0.2
Illinois                                     451.8        10.6         4.0           3.5           0.1
Other                                      6,716.5       160.5        59.8          52.7           1.4
                                         ---------      ------       -----         -----           ---
          TOTAL                          $11,244.6      $304.4       100.0%        100.0%          2.7%
                                         =========      ======       =====         =====           ===

     Since 1988, APPS, through ANB (and its predecessors by merger), has been active in the consumer credit card securitization market. Through 1997 and up to the closing of the Transaction with Fleet, the Company recognized income on a monthly basis from the securitized receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 to Consolidated Financial Statements.

     On February 20, 1998, in connection with the contribution of the Company's consumer credit card business to the LLC, the assets and liabilities relating to ANB's consumer credit card securitizations and servicing capabilities and obligations were transferred to the LLC.

     Prior to the contribution of the consumer credit card business to the LLC, the consumer credit card securitization program provided a number of benefits: diversifying the funding base; providing liquidity; reducing regulatory capital requirements; lowering the cost of funds; and providing a source of variable-rate funding to complement the variable-rate credit card portfolio. Additionally, until September 30, 1996, securitization was important in helping to limit the on-balance sheet growth of AUS to less than 7% per annum. See "Government Regulation -- the Company."

     A credit card securitization involves the transfer of the receivables generated by a pool of credit card accounts to a securitization trust. Certificates issued by the trust and sold to investors represent undivided ownership interests in receivables transferred to the trust. Accordingly, the credit card securitizations resulted in removal of the related credit card receivables from the Company's balance sheet for financial and regulatory accounting purposes. For tax purposes, the investor certificates were characterized as a collateralized debt financing of the Company.

     In a credit card securitization, the trust receives finance and other charges paid by the credit card customers and pays a rate of return on a monthly or quarterly basis to the certificate holders. While in most cases the rate of return paid to investors in the securitization trusts was variable in order to match the pricing dynamics of the underlying receivables, the Company also used fixed rate securitizations in certain circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Asset/Liability Management." APPS serviced the accounts for a fee of approximately 2.0% of the securitized receivables. ANB (and its predecessors by merger) retained an interest-only strip representing the remaining interest and fees collected from credit card customers after the payment of pass-through interest to the certificate holders and the payment of a servicing fee to ANB (and its predecessors by merger) in its role as servicer and is partially offset by the estimated fair value of the ANB's recourse obligation for anticipated charge-offs. Cash flows from the interest-only strip were first retained in the securitization trusts to build up a reserve fund to a certain level, after which amounts were remitted to ANB. APPS' relationship with its credit card customers was not affected by its securitizations.

     Investors in the securitization trusts received payments only of interest during the first three to eight and one-half years of the trust. Thereafter, an amortization period (generally between six and ten months) commenced, during which the certificate holders are entitled to payment of principal and interest. Under the terms of ANB's credit card securitizations, the acceleration of the commencement of the amortization period (which could occur in limited circumstances) on a securitization would accelerate ANB's funding requirement. Upon full repayment of principal to the certificate holders, whether as a result of normal or accelerated amortization, the trust's lien on the accounts would terminate and all related receivables and funds held in the trust, including the reserve fund, would be transferred to ANB. On February 20, 1998, in connection with the Transaction with Fleet, Fleet and its subsidiaries assumed ANB's obligations as seller and servicer with respect to each of the credit card securitization trusts.

     In 1997, approximately 59% of the Company's total revenues net of credit losses were derived from APPS.

DEPOSIT, SAVINGS AND INVESTMENT PRODUCTS

The Company offers a range of insured deposit products as well as uninsured bank notes through ANB (and previously through its predecessors by merger) and offers uninsured investment products of Advanta through both direct and underwritten sales of debt securities. In December 1996, Advanta Capital Trust I, a statutory business trust established by the Company, issued $100,000,000 of 8.99% Capital Securities, maturing in December 2026 (the "Capital Securities"). The Capital Securities represent a preferred beneficial interest in the assets of the trust. The proceeds of that offering were lent to the Company for general corporate purposes (See Note 7 to Consolidated Financial Statements). In October 1995, the Company ceased selling subordinated retail investment notes, and instead began offering senior retail investment notes which (like the previous subordinated notes) are marketed by print advertising and direct mail solicitations to existing and prospective individual investors. In addition to the senior retail investment note program, in July 1996 the Company filed a senior debt shelf registration with the Securities and Exchange Commission covering $1.6 billion of securities. As of December 31, 1997, $1.0 billion of debt securities had been issued under this shelf. The Company also filed a "universal shelf" registration statement in June 1995 for $500 million of debt and/or equity securities. In July 1995, $92.5 million of 6 3/4% Convertible Class B Preferred Stock was issued under that shelf.

     Bank deposit products include demand deposits, money market savings, statement savings accounts, retail certificates of deposit; and large denomination certificates of deposit (certificates of $100,000 or more). Consumer deposit business is generated from repeat sales to existing depositors and from new depositors attracted by newspaper advertising and direct mail solicitations.

     In addition to the funding diversity provided by the debt issuance capacity of the Company and the debt and deposit raising capabilities of ANB, AFC has been taking deposits in the form of certificates of deposit since January 1992. AFC is an FDIC-insured industrial loan corporation organized under the laws of the State of Utah. As of December 31, 1997, funding provided by AFC was not material to the Company.

GOVERNMENT REGULATION

THE COMPANY

The Company is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company indirectly owns ANB, which is a "bank" as defined under the BHCA as amended by the Competitive Equality Banking Act of 1987 ("CEBA"). However, under certain grandfathering provisions of CEBA, the Company is not required to register as a bank holding company under the BHCA because ANB, which takes demand deposits but does not make commercial loans, did not come within the BHCA's definition of the term "bank" prior to the enactment of CEBA and it complies with certain restrictions set forth in CEBA, such as limiting its activities to those in which it was engaged prior to March 5, 1987 and, prior to September 30, 1996, limiting its growth rate to not more than 7% per annum.

     Prior to June 30, 1997, the Company owned two banks, AUS and Old ANB. The elimination of the growth cap of 7% under CEBA by amendment of the BHCA in September 1996 created substantial new flexibility with respect to asset/liability management for the Company's banks. Effective June 30, 1997, the Company merged Old ANB into AUS. The new bank was then renamed Advanta National Bank (previously defined herein as ANB). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management -- Liquidity and Capital Resources."

     Continuing CEBA restrictions also prohibit ANB from cross-marketing products or services of an affiliate that are not permissible for bank holding companies under the BHCA. In addition, the Company complies with certain other restrictions set forth in CEBA, such as not acquiring control of more than 5% of the stock or assets of an additional "bank" or "savings association" as defined for these purposes under the BHCA. Consequently, the Company is not subject to examination by the Federal Reserve Board (other than for purposes of assuring continued compliance with the CEBA restrictions referenced in this section). Should the Company or ANB cease complying with the restrictions set forth in CEBA, registration as a bank holding company under the BHCA would be required.

     Registration as a bank holding company is not automatic. The Federal Reserve Board may deny an application if it determines that control of a bank by a particular company will cause undue interference with competition or that such company lacks the financial or managerial resources to serve as a source of strength to its subsidiary bank. While the Company believes that it meets the Federal Reserve Board's managerial standards and that its ownership of ANB has improved the bank's competitiveness, should the Company be required to apply to become a bank holding company the outcome of any such application cannot be certain.

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

     Under CEBA, AFC is not considered a "bank" for purposes of the BHCA, and so the Company's ownership of it does not impact the Company's exempt status under the BHCA.

ADVANTA NATIONAL BANK

The Company acquired AUS in 1982, organized Old ANB in 1995, and merged the two banks effective June 30, 1997. After the merger, the surviving entity ANB is a national banking association organized under the laws of the United States of America. The headquarters and sole branch of ANB are currently located in Wilmington, Delaware. The Company conducts a large portion of its mortgage lending business and it conducted a large portion of its consumer credit card lending business through ANB (and its predecessors by merger). ANB is subject primarily to regulation and periodic examination by the Office of the Comptroller of the Currency (the "Comptroller"). Such regulation relates to the maintenance of reserves for certain types of deposits, the maintenance of certain financial ratios, transactions with affiliates and a broad range of other banking practices. As a national bank, ANB is subject to provisions of federal law which restrict its ability to extend credit to its affiliates or pay dividends to its parent company. See "Dividends and Transfers of Funds."

     ANB is subject to capital adequacy guidelines issued by the Comptroller. These guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the Comptroller, at least half of the total capital is to be comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock ("Tier I capital"). The remainder may consist of other preferred stock, certain hybrid debt/equity instruments, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses ("Tier II capital"). The Comptroller has also adopted minimum leverage ratios (Tier I capital divided by total average assets) for national banks. Recognizing that the risk-based capital standards address only credit risk (and not interest rate, liquidity, operational or other risks), many national banks are expected to maintain capital in excess of the minimum standards.

     In addition, pursuant to certain provisions of the FDIC Improvement Act of 1991 ("FDICIA") and regulations promulgated thereunder with respect to prompt corrective action, FDIC-insured institutions such as ANB may only accept brokered deposits without FDIC permission if they meet certain capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are "well-capitalized." To be "well-capitalized," a bank must have a ratio of total capital (combined Tier I and Tier II capital) to risk-weighted assets of not less than 10%, Tier I capital to risk-weighted assets of not less than 6%, and a Tier I leverage ratio of not less than 5%.

     As of December 31, 1997, ANB's Tier I capital ratio was 12.93%, its combined Tier I and Tier II capital ratio was 16.39%, and its leverage ratio was 14.07%, each of which meets the requirements of the Comptroller and makes ANB well-capitalized under the regulatory framework described above.

ADVANTA FINANCIAL CORP.

In January 1992, AFC opened for business and began accepting deposits. AFC is an FDIC-insured industrial loan corporation organized under the laws of the State of Utah and is subject to examination and regulation by both the FDIC and the Utah Department of Financial Institutions. At December 31, 1997, AFC had deposits of $195 million and total assets of $236 million. Currently, AFC's principal activities consist of small ticket equipment lease financing and issuance of the "Advanta Business Card" credit card marketed by ABS. The Company anticipates that AFC's managed receivables base of Advanta Business Card loans will continue to grow in 1998.

LENDING AND LEASING ACTIVITIES

The Company's activities as a lender are also subject to regulation under various federal and state laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Community Reinvestment Act, the Electronic Funds Transfer Act, the Real Estate Settlement Practices Act and the Fair Credit Reporting Act. Provisions of those statutes, and related regulations, among other matters, require disclosure to borrowers of finance charges in terms of an annual percentage rate, prohibit certain discriminatory practices in extending credit, require the Company's FDIC-insured depository institutions to serve the banking needs of their local communities and regulate the dissemination and use of information relating to a borrower's creditworthiness. Certain of these statutes and regulations also apply to the Company's leasing activities. In addition, Advanta Mortgage, Advanta Finance and their respective subsidiaries are subject to licensure and regulation in various states as mortgage bankers, mortgage brokers, and originators, sellers and servicers of mortgage loans.

DIVIDENDS AND TRANSFERS OF FUNDS

There are various legal limitations on the extent to which ANB or AFC can finance or otherwise supply funds through dividends, loans or other means to the Company and its affiliates. The prior approval of the Comptroller is required if the total of all dividends declared by ANB in any calendar year exceeds that institution's net profits (as defined) for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus accounts. In addition, ANB is not permitted to pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. The Comptroller also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in any unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Comptroller could claim that a dividend payment might under some circumstances be an unsafe or unsound practice.

     ANB and AFC are also subject to restrictions under Sections 23A and 23B of the Federal Reserve Act. These restrictions limit the transfer of funds by the depository institution to the Company and certain other affiliates, as defined in that Act, in the form of loans, extensions of credit, investments or purchases of assets, and they require generally that the depository institution's transactions with its affiliates be on terms no less favorable to the bank than comparable transactions with unrelated third parties. These transfers by any one institution to the Company or any single affiliate are limited in amount to 10% of the depository institution's capital and surplus and transfers to all affiliates are limited in the aggregate to 20% of the depository institution's capital and surplus. Furthermore, such loans and extensions of credit are also subject to various collateral requirements. In addition, in order for the Company to maintain its grandfathered exemption under CEBA, ANB is not permitted to make any loans to the Company or any of its subsidiaries.

REGULATION OF INSURANCE

The Company's insurance subsidiaries are subject to the laws and regulations of, and supervision by, the states in which they are domiciled or have obtained authority to transact insurance business. These states have adopted laws and regulations which govern all marketing, licensing, administration and financial operations of an insurance company, including dividend payments and financial solvency. In addition, the insurance subsidiaries have registered as an Arizona Holding Company which requires an annual registration and the approval of certain transactions between all affiliated entities.

     The maximum dividend that any of the insurance subsidiaries can distribute to its parent in any twelve month period without prior approval of the State of Arizona Department of Insurance is the lesser of 10% of the subsidiary's statutory surplus or for any given twelve-month period, its net income (if a life insurance company) or net investment income (if a property and casualty insurance company). In 1997, one of the Company's insurance subsidiaries applied and received approval for an extraordinary dividend in the amount of $40.6 million payable to the Company, mainly consisting of common stock of another insurance subsidiary as part of an ownership restructuring.

     The State of Arizona has adopted minimum risk-based capital standards as developed by the National Association of Insurance Commissioners. Risk-based capital is the quantification of an insurer's investment, underwriting, reserve and business risks in relation to its total adjusted capital and surplus. The ratio of an insurer's total adjusted capital and surplus, as defined, is compared to various levels of risk-based capital to determine what intervention, if any, is required by either the insurance company or an insurance department. The Company's insurance subsidiaries meet all risk-based capital standards and require no action by any party.

     The Company's insurance subsidiaries reinsure risks pursuant to underwriting insurance practices and rates which are regulated in part or fully by state insurance departments. These rates are continually being reviewed and modified by the state insurance departments based on prior historical experience. Any modifications may impact the future profitability of the Company's insurance subsidiaries.

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

     Various legislative proposals have been or will be introduced in Congress, including, among others, proposals relating to permitting affiliations between banks and commercial or securities firms and statutory changes to the Real Estate Settlement Practices Act and the Truth in Lending Act. It is impossible to determine whether any of these proposals will become law and, if so, what impact they will have on the Company.

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

     Prior to the contribution of its consumer credit card business to the LLC, in both domestic and international VISA and MasterCard markets, the Company competed with national, regional, and local issuers. American Express and the Discover Card represented additional competition in the general purpose credit card markets in the United States. In recent years, a large segment of customers have been attracted to credit card issuers largely on the basis of product features, including price and credit limit; as such, customer loyalty may have been limited. As a result, account and balance attrition have been significant factors in the credit card industry.

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

EMPLOYEES

As of December 31, 1997, the Company had 4,498 employees, up from 3,541 employees at the end of 1996. On February 20, 1998, 2,204 employees of the Company were transferred to the LLC in connection with the Transaction with Fleet. The Company believes that it has good relationships with its employees. None of its employees are represented by a collective bargaining unit.

CAUTIONARY STATEMENTS

Information or statements provided by the Company from time to time may contain certain "forward-looking information" including information relating to anticipated earnings per share, anticipated returns on equity, anticipated growth in loans outstanding and credit card accounts, anticipated net interest margins, anticipated operations costs and employment growth, anticipated prepayment rates of outstanding loans, anticipated marketing expense or anticipated delinquencies and charge-offs. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information. Many of the following important factors discussed below as well as other factors have also been discussed in the Company's prior public filings.

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

     -- Intense and increasing competition from numerous providers of financial services who may employ various competitive strategies. The Company faces competition from national, regional and local originators of non-conforming mortgages and business equipment leases, some of which have greater resources than the Company.

     -- The effects of increased competition and changes in economic conditions including interest rate fluctuations resulting in higher than anticipated prepayments of outstanding loans.

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

     -- Changes in the Company's aggregate accounts or loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing investment made by the Company, prepayment of loan balances and general economic conditions and other factors beyond the control of the Company.

     -- The impact of "seasoning" (the average age of a lender's portfolio) on the Company's level of delinquencies and losses which may require a higher allowance for loan losses for on-balance sheet assets, and may adversely impact personal finance and business loan and lease securitization income. The addition of account originations or balances and the attrition of such accounts or balances could significantly impact the seasoning of the overall portfolio.

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

     -- The effects of, and changes in, monetary and fiscal policies, laws and regulations (financial, consumer, regulatory or otherwise), other activities of governments, agencies and similar organizations, and social and economic conditions, such as inflation, and changes in taxation of the Company's earnings.

     -- The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims and changes in those items, developments or assertions by or against the Company or its subsidiaries; adoptions of new, or changes in existing, accounting policies and practices and the application of such policies and practices.

     -- The impact of the Company's costs to comply with requirements of the Year 2000 Issue described herein as well as the effects of the compliance or lack thereof by the Company's customers, suppliers and partners.

ITEM 2.  PROPERTIES.

In 1997, the Company owned four buildings totaling 308,278 square feet and leased an additional 302,453 square feet in eight buildings in the Pennsylvania suburbs of Philadelphia. This includes the Company's principal executive offices located in Spring House, Pennsylvania. In the adjoining states of New Jersey, Delaware and New York the Company owned two buildings totaling 177,196 square feet and leased 62,352 square feet in three buildings. The Company leased seven offices located in Utah, California and Colorado totaling 374,305 square feet. In summary, the Company occupied 1,224,584 square feet of leased and owned space in 24 buildings located in seven states. In addition, the Company leased office space which averaged approximately 1,100 square feet per branch for each of its 56 Advanta Finance branches.

     In connection with the contribution of the Company's consumer credit card business to the LLC, the Company contributed three owned buildings totaling 218,278 square feet and leases on four buildings totaling 129,387 square feet in the Pennsylvania suburbs of Philadelphia. In addition, the Company contributed to the LLC one owned building totaling 121,000 square feet in Delaware and a lease on one building totaling 155,655 square feet in Colorado.

ITEM 3.  LEGAL PROCEEDINGS.

On June 30, 1997, purported shareholders of the Company who are represented by a group of law firms filed a putative class action complaint against the Company and several of its current and former officers and directors in the United States District Court for the Eastern Division of Pennsylvania. A second, similar complaint was filed in the same court a few days later by a different group of law firms. Both complaints allege that the Company made misrepresentations in certain of its public filings and statements in violation of the Securities Exchange Act of 1934. The complaints seek damages of an unspecified amount. Pursuant to stipulation, the complaints have been consolidated into one action. The Company believes that the complaints are without merit and will vigorously defend itself against the actions.

     On August 25, 1997, a purported consumer credit cardholder of the Company instituted a putative class action complaint against the Company and certain of its subsidiaries in Delaware Superior Court for New Castle County. Subsequently, on September 8, 10, and 12, October 2, 1997, November 7 and 12, 1997, and December 2, 10, 15, and 18 (2 cases), similar actions were filed in Orange County California Superior Court, the United States District Court for the Eastern Division of Tennessee, Delaware Superior Court, the Circuit Court of Covington County, Alabama, the United States District Court for the Northern District of California, the United States District Court for the Central District of California, the United States District Court for the Eastern District of Pennsylvania, the District Court of Bexar County, Texas, the United States District Court for the Northern District of Texas, the United States District Court for the District of New Jersey and the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, respectively. The complaints allege that consumer credit cardholder accounts in a specific program were improperly repriced to a higher percentage rate of interest. The complaints assert various violations of federal and state law with regard to such repricings, and each seeks damages of an unspecified amount. The program at issue comprised a very small portion of the Company's consumer credit card receivables. The Company believes that the complaints are without merit and will vigorously defend itself against the actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Each of the executive officers of the Company and its subsidiaries listed below was elected by the applicable Board of Directors, to serve at the pleasure of the Board in the capacities indicated.

             NAME                  AGE                  OFFICE                   DATE ELECTED
             ----                  ---                  ------                   ------------
Dennis Alter                       55     Chairman of the Board and Chief            1972
                                            Executive Officer
William A. Rosoff                  53     Vice Chairman and Director                 1996
Olaf Olafsson                      35     President and Director                 1998 and 1997
Jeffrey D. Beck                    49     Vice President and Treasurer               1992
John J. Calamari                   43     Vice President, Finance                    1988
Charles H. Podowski                51     Chief Executive Officer, President     1997 and 1995
                                            and Director, Advanta Business
                                            Services and President and
                                            Director, Advanta Insurance
                                            Companies
Milton Riseman                     61     President and Director, Advanta            1994
                                            Mortgage Corp. USA and
                                            Subsidiaries

Mr. Alter became Executive Vice President and a Director of the Company's predecessor organization in 1967. He was elected President and Chief Executive Officer in 1972, and Chairman of the Board of Directors in August 1985. Mr. Alter has remained as Chairman of the Board since August 1985. In February 1986, he relinquished the title of President, and in August 1995 he relinquished the title of Chief Executive Officer. In October 1997, Mr. Alter resumed the title of Chief Executive Officer.

Mr. Rosoff joined the Company in January 1996 as a Director and Vice Chairman. Prior to joining the Company, Mr. Rosoff was a long time partner of the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, the Company's outside counsel, where he advised the Company for over 20 years. While at Wolf, Block, Schorr and Solis-Cohen LLP he served as Chairman of its Executive Committee and, immediately before joining the Company, as a member of its Executive Committee and Chairman of its Tax Department. Mr. Rosoff is a Trustee of Atlantic Realty Trust, a publicly held real estate investment trust, and Chairman of the Board of RMH Teleservices, Inc. a publicly held company that is a leading provider of telemarketing services, on an outsourced basis, to Fortune 500 companies.

Mr. Olafsson joined the Company in September 1996 as Vice Chairman of Advanta Information Services, Inc. ("AIS") and was elected as a Director of AIS in October 1996. In December 1997, Mr. Olafsson became a Director of the Company and in March 1998 he was elected as President of the Company. Prior to joining the Company, he was president and chief executive officer of Sony Interactive Entertainment, Inc., a business unit of Sony Corporation, which he founded in 1991.

Mr. Beck joined the Company in 1986 as Senior Vice President of Advanta National Bank (formerly, Advanta National Bank USA) and was elected Vice President and Treasurer of the Company in 1992. Prior to joining the Company, he was Vice President at Fidelity Bank, N.A., responsible for asset/liability planning, as well as for managing a portfolio of investment securities held at the bank. From 1970 through 1980, he served in various treasury and planning capacities for Wilmington Trust Company.

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

Mr. Podowski was elected President of the Advanta Insurance Companies in April 1995 and Chief Executive Officer and President of Advanta Business Services in September 1997. Prior to joining the Company, Mr. Podowski served CIGNA Corporation in various capacities for seventeen years, most recently as Senior Vice President in their International Division, with responsibility for CIGNA's life insurance subsidiaries in Asia,

Australia and New Zealand. Prior to joining CIGNA, Mr. Podowski worked for The Chase Manhattan Bank, N.A.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

COMMON STOCK PRICE RANGES AND DIVIDENDS

     The Company's common stock is traded on the National Market System of The Nasdaq Stock Market, Inc. under the symbols ADVNB (Class B non-voting common stock) and ADVNA (Class A voting common stock).

     Following are the high, low and closing sale prices and cash dividends declared for the last two years as they apply to each class of stock:

                                                                                       CASH
                                                                                     DIVIDENDS
                  QUARTER ENDED:                     HIGH        LOW       CLOSE     DECLARED
                  --------------                     ----        ---       -----     ---------
CLASS B:
----------------------------------------------------------------------------------------------
March 1996                                          $ 49.25    $ 33.75    $ 47.50      $.108
June 1996                                             52.50      43.50      45.25       .108
September 1996                                        48.25      39.75      42.75       .108
December 1996                                         48.50      38.25      40.88       .132
March 1997                                          $ 53.63    $ 25.50    $ 25.88      $.132
June 1997                                             36.25      18.88      35.69       .132
September 1997                                        36.50      24.75      27.25       .132
December 1997                                         37.63      23.38      25.38       .132
CLASS A:
----------------------------------------------------------------------------------------------
March 1996                                          $ 53.50    $ 34.75    $ 52.00      $.090
June 1996                                             58.25      46.50      51.00       .090
September 1996                                        53.00      41.00      46.00       .090
December 1996                                         50.00      40.00      42.75       .110
March 1997                                          $ 53.25    $ 26.63    $ 26.88      $.110
June 1997                                             36.25      20.00      35.69       .110
September 1997                                        37.50      26.19      29.13       .110
December 1997                                         38.75      24.25      26.25       .110

     At December 31, 1997, the Company had approximately 1,100 and 430 holders of record of Class B and Class A common stock, respectively.

ITEM 6.  SELECTED FINANCIAL DATA.

                              FINANCIAL HIGHLIGHTS

                                                                                YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT                                      -----------------------------------------------------------------
PER SHARE AMOUNTS)                                            1997          1996          1995          1994         1993
----------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net operating revenues(1)                                  $   938,197   $   850,977   $   615,914   $  447,837   $  334,224
  Net interest income                                           93,060        78,265        72,900       70,381       78,644
  Noninterest revenues                                         845,137       806,532       543,014      395,808      255,580
Provision for credit losses                                    210,826        96,862        53,326       34,198       29,802
Operating expenses                                             630,841       523,174       350,685      266,784      181,167
Income before income taxes and extraordinary items              96,530       264,761       211,903      165,207      123,255
Income before extraordinary items                               71,625       175,657       136,677      106,063       77,920
Net income                                                      71,625       175,657       136,677      106,063       76,647
----------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
Net income(2)(3)
Basic
  Combined(4)                                              $      1.52   $      4.15   $      3.38   $     2.72   $     2.06
  A                                                               1.45          4.08          3.34         2.70         2.04
  B                                                               1.57          4.19          3.42         2.75         2.08
Dilutive
  Combined(4)                                              $      1.50   $      3.89   $      3.20   $     2.58   $     1.92
  A                                                               1.43          3.86          3.18         2.56         1.90
  B                                                               1.54          3.91          3.22         2.60         1.94
Cash dividends declared
  Class A                                                         .440          .380          .290         .217         .167
  Class B                                                         .528          .456          .348         .260         .200
Book value                                                       19.01         18.06         14.35        11.12         8.82
Closing stock price
  Class A                                                        26.25         42.75         38.25        26.25        33.25
  Class B                                                        25.38         40.88         36.38        25.25        29.00
----------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION -- YEAR END
Investments and money market instruments(5)                $ 2,092,292   $ 1,653,384   $ 1,089,317   $  671,661   $  542,222
Gross receivables
  Owned                                                      3,398,090     2,656,641     2,762,927    1,964,444    1,277,305
  Securitized                                               14,460,114    13,632,552     9,452,428    6,190,793    3,968,856
                                                           -----------   -----------   -----------   ----------   ----------
  Managed                                                   17,858,204    16,289,193    12,215,355    8,155,237    5,246,161
Total serviced receivables(6)                               27,039,669    19,981,285    12,838,272    8,155,237    5,246,161
Total assets
  Owned                                                      6,686,132     5,583,959     4,524,259    3,113,048    2,140,195
  Managed                                                   21,146,246    19,216,511    13,976,687    9,303,841    6,109,051
Deposits                                                     3,017,611     1,860,058     1,906,601    1,159,358    1,254,881
Long-term debt                                               1,438,358     1,393,095       587,877      666,033      368,372
Stockholders' equity                                           926,950       852,036       672,964      441,690      342,741
Capital securities(7)                                          100,000       100,000             0            0            0
Stockholders, equity, long-term debt and capital
  securities                                                 2,465,308     2,345,131     1,260,841    1,107,723      711,113
----------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Return on average assets                                          1.09%         3.16%         4.06%        4.47%        3.91%
Return on average common equity                                   8.47         25.31         26.15        26.97        27.50
Return on average total equity(8)                                 8.12         22.07         24.75        26.97        27.50
Equity/managed assets(8)                                          4.86          4.95          4.81         4.75         5.61
Equity/owned assets(8)                                           15.36         17.05         14.87        14.19        16.01
Dividend payout                                                  33.34         10.75          9.97         9.24         9.56
Managed net interest margin(9)                                    7.79          6.32          5.87         6.72         7.77

                                                                                YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT                                      -----------------------------------------------------------------
PER SHARE AMOUNTS)                                            1997          1996          1995          1994         1993
----------------------------------------------------------------------------------------------------------------------------
As a percentage of managed receivables:
  Total loans 30 days or more delinquent(10)                       6.0           5.4           3.3          2.7          3.6
  Net charge-offs(10)                                              5.3           3.2           2.2          2.3          2.9
  Other operating expenses                                         3.4           2.9           2.9          3.7          4.1
----------------------------------------------------------------------------------------------------------------------------

  (1) Excludes gains on sales of credit card relationships in 1996 and 1994.

  (2) All periods reflect adoption of FASB 128 (see Notes 1 and 22 to Consolidated Financial Statements).

  (3) Earnings per share before extraordinary items were the same for all years except 1993. Basic earnings per share before extraordinary items for 1993 were $2.09, $2.07 and $2.11 for Combined, A and B, respectively. Dilutive earnings per share before extraordinary items for 1993 were $1.95, $1.94 and $1.97 for Combined, A and B, respectively. (See Note 1 to Consolidated Financial Statements.)

  (4) Combined represents a weighted average of Class A and Class B (see Note 1 to Consolidated Financial Statements)

  (5) Includes restricted interest-bearing deposits.

  (6) Represents total managed receivables plus mortgage contract servicing receivables.

  (7) Represents Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of the Company.

  (8) In 1997 and 1996, return on average total equity, equity/managed assets and equity/owned assets include capital securities as equity. The ratios without capital securities for 1997 were 8.33%, 4.38%, and 13.86%, respectively and for 1996 were 22.31%, 4.43% and 15.26%, respectively.

  (9) Combination of owned interest-earning assets/interest-bearing liabilities and securitized credit card assets/liabilities.

 (10) The 1997 and 1996 figures reflect the adoption of a new charge-off methodology in August 1996 relating to credit card bankruptcies (see "Management's Discussion and Analysis -- Asset Quality").

   *   Not meaningful.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

OVERVIEW

For the year ended December 31, 1997, the Company reported net income of $71.6 million or $1.50 per combined common share, assuming dilution, compared to $175.7 million or $3.89 per combined diluted common share for the full year of 1996. (See Note 1 to Consolidated Financial Statements.)

     The earnings reported for the full year of 1997 reflect an increase in provision for credit losses of $114 million, primarily as a result of higher credit losses in the consumer credit card portfolio. This portfolio was subsequently transferred to the LLC in connection with the Transaction during the first quarter of 1998 (see Note 11 to Consolidated Financial Statements). In addition, 1996 earnings reflected a $33.8 million gain on the sale of credit card relationships.

     During 1997, net interest income and the owned net interest margin increased $14.8 million and 7 basis points, respectively. These increases are primarily a result of the substantial growth in the personal finance and business loan and lease portfolios along with an increase in investments and interest bearing deposits, offset by a reduction in the higher yielding credit card portfolio. The owned personal finance portfolio grew from an average of $242.9 million in 1996 to $586.2 million in 1997, a 141% increase. The business loan and lease portfolio also showed strong growth, rising to an average of $333.1 million during 1997 from $200.1 million during 1996. Noninterest revenues excluding the $33.8 million gain on the sale of credit card relationships in 1996 increased $72.4 million to $845.1 million from $772.7 million in 1996. The increase in other noninterest revenues for 1997 is a result of significant increases in personal finance, business loan and lease noninterest revenues and in other revenues. Personal finance noninterest revenues increased by almost 56% to $170 million primarily as a result of the substantial increase in receivables securitized. In 1997 the Company securitized $3.4 billion of personal finance loans compared to $1.4 billion in 1996. The increase in business loan and lease noninterest revenues also reflects an increase in securitization activity. Business loan and lease receivables securitized in 1997 totalled $563 million compared to $363 million in 1996. "Other" other noninterest revenues increased almost $14.2 million due to an increase in other credit card revenues.

     The increases in net interest income and noninterest revenues were offset by increases in the provision for loan losses as previously mentioned, as well as operating expenses. The provision for credit losses rose to $210.8 million in 1997 from $96.9 million in 1996. The increase in the provision for credit losses experienced in 1997 resulted from a higher level of charge-offs and delinquencies primarily in the consumer credit card portfolio, as well as management's decision to increase the ratio of the loan loss allowance to receivables to 4.1% at December 31, 1997 from 3.4% at the end of 1996. The charge-off rate in the owned portfolio rose to 5.6% in 1997 from 2.3% in 1996. The 30-day delinquency rate rose to 5.9% in 1997 from 5.5% in 1996. Operating expenses increased to $630.8 million in 1997 from $523.2 million in 1996. The 1997 operating expense ratio increased to 3.4% from 2.9% in 1996. This increase primarily reflects the addition of employees required to support increased collection efforts related to the credit card portfolio and an increase in the employees needed to support the growth in personal finance activities. Other operating expenses also increased as a result of increased marketing and the resources required to support current and future growth in the portfolios.

     Net income for 1996 of $175.7 million was 29% higher than the $136.7 million reported for 1995. On a per combined share basis, assuming dilution, net income was $3.89 compared to $3.20 for 1995. The growth in earnings in 1996 was attributable primarily to a 49% increase in noninterest revenues to $806.5 million from $543.0 in 1995. The growth in noninterest revenues was a result of substantial growth in average managed receivables which increased to $14.9 billion in 1996 from $9.5 billion in 1995. Noninterest revenues for 1996 also reflect a $33.8 million gain on the sale of consumer credit card customer relationships. Credit card securitization activities were affected by the adoption in the third quarter of 1996 of a new charge-off methodology relating to bankruptcies (see "Asset Quality"), the upward repricing of interest rates and fees, increases in charge-offs and the related impact on the allowance for loan losses, all of which had an approximate $50 million impact (earnings increase) in 1996, as well as a 57% increase in average securitized receivables. The increase in noninterest revenues was partially offset by increases in the provision for credit losses reflecting an increase in the charge-off and delinquency rates in 1996 to 3.2% and 5.4% respectively from the 1995 levels of 2.2% and 3.3%, respectively. The operating expense ratio was flat at 2.9% for both 1996 and 1995.

     On February 20, 1998 the Company announced that it had completed the Transaction with Fleet whereby the Company and certain of its subsidiaries and Fleet and certain of its subsidiaries contributed substantially all of their respective consumer credit card businesses, subject to liabilities, to the LLC. Advanta has retained a minority membership interest in the LLC, which at the closing date of the Transaction was valued at $20 million. The Transaction was submitted to a vote of stockholders and was approved on February 20, 1998, the closing date for the Transaction. (See Note 11 to Consolidated Financial Statements). The Company realized an after tax gain of approximately $530 million which was recorded in the first quarter of 1998. Concurrently with the Transaction, the Company purchased 7,882,750 shares of its Class A Common Stock and 12,482,850 of its Class B Common Stock at $40 per share net, and 1,078,930 of its depositary shares each representing one one-hundredth interest in a share of 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciated Income Linked Securities (SAILS)) at $32.80 per share net, through an issuer tender offer. (See Notes 8 and 11 to Consolidated Financial Statements).

     Associated with the Transaction, the Company intends to substantially reduce corporate expenses and expenses associated with business and product development which are not directly associated with its mortgage and business services companies.

     Going forward, the Company will focus on providing innovative financial products and services to consumers and small businesses through its rapidly growing mortgage and business services companies.

NET INTEREST INCOME

Net interest income represents the excess of income generated from interest-earning assets, including on balance-sheet receivables, investments and money market instruments over the interest paid on interest-bearing liabilities, primarily deposits and debt.

     Net interest income of $93.1 million for 1997 increased $14.8 million or 18.9% from 1996 as a result of a $682.2 million or 15.3% increase in average interest-earning assets and an increase in the owned net interest margin, which rose to 1.91% in 1997 from 1.84% in 1996, partially offset by higher levels of interest-bearing liabilities which increased 16.7% in 1997. The higher owned net interest margin resulted from a 33 basis point increase in the yield on average interest-earning assets primarily as a result of the repricing of the consumer credit card portfolio. The increase in the owned net interest margin was negatively impacted by the mix of earning assets reflecting the Company's decision to maintain a conservative position in cash and cash equivalents on the balance sheet. In 1997 the investment portfolio, which earned an average yield of 5.73% represented 47.8% of total interest-earning assets, while the higher yielding receivable balances represented only 52.2% of total owned interest-earning assets. In 1996 investments earned a similar average yield of 5.72% but represented only 31.5% of total owned interest-earning assets; receivable balances with an average yield of 8.90% represented 68.5% of total owned interest-earning assets.

     Net interest income of $78.3 million for 1996 increased $5.4 million or 7% from 1995 as a result of a $1.7 billion or 63% increase in average owned interest-earning assets, largely offset by a lower owned net interest margin, which fell to 1.84% in 1996 from 2.80% in 1995. The lower owned net interest margin primarily resulted from a 99 basis point decrease in the yield on average interest-earning assets as a significant portion of consumer credit card receivables on the balance sheet were at introductory rates, partially offset by a 34 basis point decrease in the cost of funds.

     Credit card, mortgage and other personal finance and business loan and lease receivable securitization activity shifts revenues from interest income to noninterest revenues. This ongoing securitization activity reduces the level of higher-yielding receivables on the balance sheet while proportionately increasing the balance sheet levels of new lower-yielding receivables and money market assets. Net interest income on securitized credit card balances is reflected in credit card securitization income. Net interest income on securitized mortgage and other personal finance loans is reflected in income from personal finance activities, and net interest income on securitized business loans and leases is reflected in business loan and lease other revenues. All securitization income is included in noninterest revenues. (See Note 1 to Consolidated Financial Statements).

     Average managed credit card receivables of $11.4 billion for 1997 decreased $0.8 billion or 6.7% from 1996. In 1997, average owned credit card receivables were $1.7 billion compared to $2.6 billion in 1996. This decrease is attributable to a number of factors including increased competition in the credit card industry, changes in consumer cardholder behavior and changes in marketing strategy.

     Average managed personal finance loans increased 83.7% to $3.9 billion in 1997, from $2.1 billion in 1996. The average balance of owned personal finance loans increased to $586 million in 1997 from $243 million in 1996. Personal finance loan originations of $3.7 billion in 1997 were up $2.2 billion or 144.4% from 1996. Personal finance loans securitized in 1997 totalled $3.4 billion compared to $1.4 billion in 1996. Yields on owned personal finance loans decreased to 10.01% in 1997 from 10.62% in 1996 as a result of a different mix of loans in the owned inventory from which the yield calculation is based.

     Average managed business loans and leases of $1.1 billion increased $459 million or 76.1% from 1996. Average owned balances of business loans and leases increased $133 million or 66.5% during 1997 primarily due to the success of the business credit card, as those originations increased 107.1% from $519 million in 1996 to $1.1 billion in 1997. Total business loan and lease originations were $1.4 billion in 1997 compared to $856 million in 1996. Additionally, during 1997, the Company securitized $563 million of business loan and lease receivables. Yields on owned business loans and leases increased to 12.26% in 1997 from 11.97% in 1996.

     The owned average cost of funds increased to 6.31% in 1997 from 6.12% in 1996. The Company has utilized derivatives to manage interest rate risk (see discussion under "Derivatives Activities").

     The following table provides an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets) for 1995 through 1997. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

                             INTEREST RATE ANALYSIS

                                                   YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)           -----------------------------------------------------------------------
                                          1997                                 1996
                           ----------------------------------   ----------------------------------
                             AVERAGE                  AVERAGE     AVERAGE                  AVERAGE
                             BALANCE      INTEREST     RATE       BALANCE      INTEREST     RATE
--------------------------------------------------------------------------------------------------
ON-BALANCE SHEET
-------------------------
Interest-earning assets:
  Receivables:
    Credit cards           $ 1,728,039   $  179,732    10.40%   $ 2,594,997   $  220,547     8.50%
    Personal finance
      loans(1)                 586,228       58,704    10.01        242,946       25,812    10.62
    Business loans and
      leases(2)                333,080       40,851    12.26        200,052       23,951    11.97
    Other loans                 31,810        2,639     8.30         12,270        1,045     8.52
                           -----------   ----------             -----------   ----------
  Total receivables          2,679,157      281,926    10.52      3,050,265      271,355     8.90
  Federal funds sold           345,404       18,659     5.40        166,454        8,853     5.32
  Interest-bearing
    deposits                   893,773       55,116     6.17        524,505       34,154     6.51
  Tax-free securities(3)         3,926          307     7.82          8,052          502     6.23
  Taxable investments        1,213,897       66,663     5.49        704,641       36,808     5.22
                           -----------   ----------             -----------   ----------
Total interest-earning
  assets(4)                $ 5,136,157   $  422,671     8.23%   $ 4,453,917   $  351,672     7.90%
                           ===========   ==========    =====    ===========   ==========    =====
Interest-bearing
  liabilities:
  Deposits
    Savings                $   402,893   $   22,850     5.67%   $   302,125   $   15,728     5.21%
    Time deposits under
      $100,000               1,018,163       63,473     6.23        582,887       34,430     5.91
    Time deposits of
      $100,000 or more       1,035,366       63,841     6.17        999,613       60,721     6.07
                           -----------   ----------             -----------   ----------
  Total deposits             2,456,422      150,164     6.11      1,884,625      110,879     5.88
  Debt                       2,127,241      136,497     6.42      1,856,034      118,612     6.39
  Other borrowings             557,745       37,897     6.79        664,529       40,209     6.05
                           -----------   ----------             -----------   ----------
Total interest-bearing
  liabilities                5,141,408      324,558     6.31      4,405,188      269,700     6.12
Net noninterest-bearing
  liabilities                   (5,251)                              48,729
                           -----------                          -----------
Sources to fund interest-
  earning assets           $ 5,136,157   $  324,558     6.32%   $ 4,453,917   $  269,700     6.06%
                           ===========   ==========    =====    ===========   ==========    =====
Net interest spread                                     1.92%                                1.78%
                                                       =====                                =====
Net interest margin                                     1.91%                                1.84%
                                                       =====                                =====
OFF-BALANCE SHEET
-------------------------
Average balance on
  securitized:
  Credit cards             $ 9,628,905                          $ 9,574,549
  Personal finance
    loans(1)                 3,332,012                            1,890,101
  Business loans and
    leases(2)                  729,976                              403,745
                           -----------                          -----------
Total average securitized
  receivables              $13,690,893                          $11,868,395
                           ===========                          ===========
Total average managed
  receivables              $16,370,050                          $14,918,660
                           ===========                          ===========
MANAGED NET INTEREST
  ANALYSIS(5)
-------------------------
Interest-earning assets    $14,965,531   $2,069,040    13.83%   $14,028,466   $1,712,557    12.21%
Interest-bearing
  liabilities              $14,970,782   $  902,704     6.03%   $13,979,737   $  826,379     5.91%
Net interest spread                                     7.80%                                6.30%
Net interest margin                                     7.79%                                6.32%

                                YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)           ---------------------------------
                                         1995
                           ---------------------------------
                            AVERAGE                  AVERAGE
                            BALANCE      INTEREST     RATE
-------------------------  ---------------------------------
ON-BALANCE SHEET
-------------------------
Interest-earning assets:
  Receivables:
    Credit cards           $1,580,352   $  163,637    10.35%
    Personal finance
      loans(1)                184,855       17,334     9.38
    Business loans and
      leases(2)                84,216       10,603    12.59
    Other loans                 5,979          446     7.46
                           ----------   ----------
  Total receivables         1,855,402      192,020    10.35
  Federal funds sold          141,031        8,210     5.82
  Interest-bearing
    deposits                  371,826       22,243     5.98
  Tax-free securities(3)       60,412        3,654     6.05
  Taxable investments         296,700       16,121     5.43
                           ----------   ----------
Total interest-earning
  assets(4)                $2,725,371   $  242,248     8.89%
                           ==========   ==========    =====
Interest-bearing
  liabilities:
  Deposits
    Savings                $  270,550   $   17,728     6.55%
    Time deposits under
      $100,000                547,710       31,618     5.77
    Time deposits of
      $100,000 or more        380,918       23,466     6.16
                           ----------   ----------
  Total deposits            1,199,178       72,812     6.07
  Debt                        981,816       67,908     6.92
  Other borrowings            388,340       25,312     6.52
                           ----------   ----------
Total interest-bearing
  liabilities               2,569,334      166,032     6.46
Net noninterest-bearing
  liabilities                 156,037
                           ----------
Sources to fund interest-
  earning assets           $2,725,371   $  166,032     6.09%
                           ==========   ==========    =====
Net interest spread                                    2.43%
                                                      =====
Net interest margin                                    2.80%
                                                      =====
OFF-BALANCE SHEET
-------------------------
Average balance on
  securitized:
  Credit cards             $6,105,575
  Personal finance
    loans(1)                1,355,383
  Business loans and
    leases(2)                 230,696
                           ----------
Total average securitized
  receivables              $7,691,654
                           ==========
Total average managed
  receivables              $9,547,056
                           ==========
MANAGED NET INTEREST
  ANALYSIS(5)
-------------------------
Interest-earning assets    $8,830,946   $1,081,779    12.25%
Interest-bearing
  liabilities              $8,674,909   $  563,385     6.49%
Net interest spread                                    5.76%
Net interest margin                                    5.87%

--------------------------------------------------------------------------------
(1) Includes mortgages and home equity loans for all years presented and auto loans beginning in 1996.
(2) Includes leases for all years presented and business cards beginning in 1996.
(3) Interest and average rate computed on a tax equivalent basis using a statutory rate of 35%.
(4) Includes assets held and available for sale, and nonaccrual loans and leases.
(5) Combination of owned interest-earning assets/owned interest-bearing liabilities and securitized credit card assets/liabilities.

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

                                                      1997 VS. 1996                    1996 VS. 1995
              ($ IN THOUSANDS)                -----------------------------    ------------------------------
                                               INCREASE (DECREASE) DUE TO        INCREASE (DECREASE) DUE TO
                                              -----------------------------    ------------------------------
                                               VOLUME     RATE      TOTAL       VOLUME      RATE      TOTAL
-------------------------------------------------------------------------------------------------------------
Interest income from:
  Loan and lease receivables:
    Credit cards                              $(83,534)  $42,719   $(40,815)   $ 78,867   $(21,957)  $ 56,910
    Personal finance loans(1)                   34,455    (1,563)    32,892       5,968      2,510      8,478
    Business loans and leases(2)                16,306       594     16,900      13,843       (495)    13,348
    Other loans                                  1,622       (28)     1,594         528         71        599
  Federal funds sold                             9,671       135      9,806       1,227       (584)       643
  Interest-bearing deposits                     22,835    (1,873)    20,962       9,796      2,115     11,911
  Tax-free securities                             (301)      106       (195)     (3,264)       112     (3,152)
  Taxable investments                           27,860     1,995     29,855      21,286       (599)    20,687
                                              --------   -------   --------    --------   --------   --------
Total interest income(3)                        28,914    42,085     70,999     128,251    (18,827)   109,424
                                              --------   -------   --------    --------   --------   --------
Interest expense on:
  Deposits:
    Savings                                      5,631     1,491      7,122       2,656     (4,656)    (2,000)
    Time deposits under $100,000                27,080     1,963     29,043       2,041        771      2,812
    Time deposits of $100,000 or more            2,136       984      3,120      37,593       (338)    37,255
    Debt                                        17,328       557     17,885      55,476     (4,772)    50,704
    Other borrowings                            (6,897)    4,585     (2,312)     16,577     (1,680)    14,897
                                              --------   -------   --------    --------   --------   --------
Total interest expense                          45,278     9,580     54,858     114,343    (10,675)   103,668
                                              --------   -------   --------    --------   --------   --------
Net interest income                           $(16,364)  $32,505   $ 16,141    $ 13,908   $ (8,152)  $  5,756

--------------------------------------------------------------------------------
(1) Includes mortgages and home equity loans for all years presented and auto loans beginning in 1996.

(2) Includes leases for all years presented and business cards beginning in 1996.

(3) Includes income from assets held and available for sale.

MANAGED PORTFOLIO DATA

The Company analyzes its financial results on a managed basis and also analyzes data as reported under generally accepted accounting principles. The following table provides selected information on a managed basis, as well as a Managed Income Statement including the effects of credit card securitizations on selected line items of the Company's Consolidated Income Statements for the past three years.

($ IN THOUSANDS)                                               YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------
                                                         1997           1996           1995
-----------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Average managed receivables                           $16,370,050    $14,918,660    $ 9,547,056
Managed receivables                                    17,858,204     16,289,193     12,215,355
Total managed assets                                   21,146,246     19,216,511     13,976,687
Managed net interest margin (on a fully tax
  equivalent basis)                                          7.79%          6.32%          5.87%
As a percentage of gross managed receivables:
  Total loans 30 days or more delinquent:
  New methodology (see Asset Quality)                         6.0%           5.4%
  Prior methodology (pro forma)                                              5.2%           3.3%
Net charge-offs:
  New methodology (see Asset Quality)                         5.3%           3.2%
  Prior methodology (pro forma)                                              3.5%           2.2%
MANAGED INCOME STATEMENT:
  Net interest income                                 $ 1,164,284    $   882,471    $   515,078
  Provision for credit losses                             869,737        483,581        211,061
  Noninterest revenues                                    432,824        389,045        258,571
  Operating expenses                                      630,841        523,174        350,685
-----------------------------------------------------------------------------------------------
Income before income taxes                            $    96,530    $   264,761    $   211,903
-----------------------------------------------------------------------------------------------

     With respect to the Managed Income Statement, the individual line items are stated as if the securitized credit card assets were still owned by the Company and remained on the balance sheet. Net interest income includes the amount of net interest income which has been reported as noninterest revenues. In addition, the provision for credit losses includes the amount by which the provision for credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses been equal to actual reported charge-offs (see "Asset Quality"). Noninterest revenues on the managed income statement exclude the net interest income and credit losses associated with the securitized credit card assets.

PROVISION FOR CREDIT LOSSES

The provision for credit losses of $210.8 million in 1997 increased $114.0 million or 117.7% from $96.9 million in 1996. The increase was due to higher charge-offs on owned receivables, which increased 114.3% from $70.6 million in 1996 to $151.2 million in 1997 and higher levels of delinquencies which continued to increase throughout the year. Consistent with this experience, management's estimate of possible losses inherent in the loan portfolio at year end increased, resulting in an increase in the ratio of the loss allowance to receivables to 4.1% at the end of 1997 from 3.4% at year end 1996.

     The provision for credit losses of $96.9 million in 1996 increased $43.5 million or 82% from $53.3 million in 1995. The increase was primarily due to an increase in the desired level of the allowance given the increase in charge-offs and impaired assets during 1996.

     A description of the credit performance of the loan portfolio is set forth under the section entitled "Credit Risk Management."

NONINTEREST REVENUES

($ IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               1997        1996        1995
---------------------------------------------------------------------------------------------
Gain on sale of credit cards                                 $      0    $ 33,820    $      0
Other noninterest revenues:
  Credit card securitization income                           252,631     258,066     183,360
  Credit card servicing income                                176,061     176,567     117,369
  Income from personal finance activities                     169,973     109,167      50,541
  Credit card interchange income                               85,208     102,804      92,439
  Business loan and lease other revenues                       70,943      61,622      41,050
  Credit card overlimit fees                                   46,447      16,465       4,755
  Insurance revenues, net                                      37,816      38,175      30,146
  Equity securities (losses) gains                            (11,426)      6,522      15,386
  Other                                                        17,484       3,324       7,968
---------------------------------------------------------------------------------------------
Total other noninterest revenues                             $845,137    $772,712    $543,014
---------------------------------------------------------------------------------------------
Total noninterest revenues                                   $845,137    $806,532    $543,014
---------------------------------------------------------------------------------------------

     Noninterest revenues increased in 1997 to $845.1 million from $806.5 million in 1996. The 1996 figure includes a gain on the sale of credit card customer relationships of $33.8 million. Excluding this gain, noninterest revenues increased by $72.4 million or 9.4% in 1997. This increase was primarily the result of income derived from increased securitization activity in the personal finance and business loan and lease portfolios, as described below. There were no new credit card securitization transactions in 1997 due to the decrease in average managed credit card receivables during the period.

     Due to prior period securitizations of credit card receivables, activity from securitized account balances, which otherwise would be reported as net interest income and charge-offs, is reported in securitization income and servicing income, both of which are included in noninterest revenues. Credit card securitization income was affected by the adoption in the third quarter of 1996 of a new charge-off methodology relating to bankruptcies (see "Asset Quality"), the upward repricing of interest rates and fees, increases in charge-offs and the related impact on the allowance for loan losses all of which had an approximate $50 million impact (earnings increase) in 1996, as well as a 57% increase in average securitized receivables. See Note 1 to Consolidated Financial Statements for further description of securitization income.

     The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), effective January 1, 1997. (See Note 1 to Consolidated Financial Statements.) The adoption of SFAS 125 did not have a material effect on the Company's financial statements.

     Credit card servicing income, which represents fees paid to the Company for continuing to service accounts which have been securitized, remained unchanged in 1997 at $176.1 million compared to $176.6 million in 1996. Such fees generally approximate 2% of securitized receivables and are consistent with the $9.6 billion of average securitized receivables in both 1997 and 1996.

     Interchange income represents fees that are payable by merchants to the credit card issuer for sale transactions. Total interchange income, which represents approximately 1.4% of credit card purchases, decreased to $85.2 million in 1997 from $102.8 million in 1996 reflecting the lower volume of transactions experienced in 1997.

     During 1997, the Company securitized $3.4 billion of mortgage and home equity loans compared to $1.4 billion in 1996. As a result, income from personal finance activities of $170.0 million for 1997 increased 55.7% from $109.2 million in 1996. The 1997 income reflects the use of higher prepayment assumptions as well as a change in the mix of the loans securitized. See Note 1 to Consolidated Financial Statements for a description of income from personal finance loans.

     Business loan and lease other revenues increased $9.3 million to $70.9 million in 1997 primarily due to an 80.8% growth in average securitized business loans and leases from 1996. Credit card overlimit fees on the managed portfolio increased significantly in 1997 as a result of the Company's risk based pricing strategies. Insurance revenues, net, were $37.8 million in 1997, down slightly from the $38.2 million reported in 1996. The decline is attributable to lower receivable balances in the credit card portfolio.

     Equity securities (losses) gains in 1997 reflect a decrease in carrying value of portfolio investments in the Company's venture capital unit. "Other" other noninterest revenues increased by $14.2 million due to an increase in other credit card revenues.

     Noninterest revenues of $806.5 million in 1996 increased $263.5 million or 49% from $543.0 million in 1995, primarily due to increases in credit card securitization, servicing and interchange income, as well as higher personal finance and business loan and lease revenues. Noninterest revenues for 1996 also included a $33.8 million gain on the sale of credit card customer relationships.

OPERATING EXPENSES

($ IN THOUSANDS)

---------------------------------------------------------------------------------------------
                                                               1997        1996        1995
---------------------------------------------------------------------------------------------
Amortization of credit card deferred origination costs, net  $ 69,344    $ 88,517    $ 72,258
Other operating expenses:
  Salaries and employee benefits                              247,287     182,666     116,681
  Marketing                                                    53,039      31,975      25,374
  External processing                                          43,256      42,814      28,407
  Professional/consulting fees                                 38,600      40,247      14,937
  Equipment expense                                            37,712      22,752      12,751
  Postage                                                      29,039      25,700      18,518
  Occupancy expense                                            23,097      14,827       9,254
  Credit card fraud losses                                     22,287      23,611      20,029
  Telephone expense                                            21,262      16,116      11,959
  Credit and collection expense                                20,017      13,784       9,039
  Other                                                        25,901      20,165      11,478
---------------------------------------------------------------------------------------------
Total other operating expenses                               $561,497    $434,657    $278,427
---------------------------------------------------------------------------------------------
Total operating expenses                                     $630,841    $523,174    $350,685
---------------------------------------------------------------------------------------------
At year end:
  Number of accounts managed (000's)                            6,342       5,984       5,031
  Number of employees                                           4,498       3,541       2,409
For the year:
  Other operating expenses as a percentage of average
     managed receivables                                          3.4%        2.9%        2.9%
---------------------------------------------------------------------------------------------

     The amortization of credit card deferred origination costs, net, decreased to $69.3 million in 1997 from $88.5 million in 1996. This decrease reflects the lower level of credit card originations in 1997 (see Note 1 to Consolidated Financial Statements).

     Total other operating expenses of $561.5 million for 1997 were up $126.8 million or 29.2% from $434.7 million in 1996. The increase in total other operating expenses is attributable, in part, to a $64.6 million or 35.4% increase in salaries and employee benefits as a result of an increase in the number of employees from 3,541 at year-end 1996 to 4,498 at year-end 1997, including the addition of staff in the consumer credit card collection area and additions to staff to support the growth in loan production and serviced receivables in personal finance. Other factors affecting the increase in other operating expenses were a $21.1 million or 65.9% increase in marketing expenses relating to new business advertising for the personal finance and business loan products and increased advertising related to account retention initiatives for the consumer credit card portfolio. External processing fees for 1997 reflect a $10 million cash rebate related to prior periods' credit card processing performance. Without the rebate, external processing costs would have increased by $10.4 million or 24.4% over the $42.8 million reported in 1996. This increase is primarily the result of customer retention and relationship management programs in the credit card area. Other operating expenses, including equipment and occupancy expenses reflected increases consistent with the current and projected increase in employees and serviced customer accounts and the addition of space and new technology required to support this growth. "Other" other operating expenses increased by $5.7 million or 28.4% primarily as a result of a full year of expenses associated with the mandatorily redeemable preferred securities.

     The amortization of credit card deferred origination costs increased by $16.2 million to $88.5 million in 1996 from $72.3 million in 1995. The increase reflects the growth in credit card originations experienced during the last half of 1995 and in 1996.

     Total other operating expenses increased by $156.3 million or 56% to $434.7 million in 1996 from $278.4 million in 1995. Part of the increase in total other operating expenses resulted from a $66 million or 57% increase in salaries and employee benefits. In addition, professional and other consulting fees increased $25.3 million from $14.9 million in 1995 to $40.2 million in 1996.

INCOME TAXES

The Company's consolidated income tax expense was $24.9 million for 1997, or an effective tax rate of 26% compared to tax expense of $89.1 million in 1996, or an effective tax rate of 34%, and tax expense of $75.2 million in 1995, or an effective rate of 36%. The decrease in the effective tax rate from 1996 to 1997 resulted from a higher level of insurance-related activities, and tax credits from investments in combination with a lower level of pretax income.

ASSET/LIABILITY MANAGEMENT

The financial condition of Advanta Corp. is managed with a focus on maintaining high credit quality standards, disciplined management of market risks and prudent levels of leverage and liquidity.

MARKET RISK SENSITIVITY

Market risk is the potential for loss or diminished financial performance arising from adverse changes in market forces such as interest rates and market prices. Market risk sensitivity is the degree to which a financial instrument, or a company that owns financial instruments is exposed to market forces. The Company regularly evaluates its market risk profile and attempts to minimize the impact of market risks on net interest income and net income.

     The Company's exposure to foreign currency exchange rate risk, commodity price risk, and equity price risk is immaterial relative to expected overall financial performance. The Company's financial performance can, however, be affected by fluctuations in interest rates, changes in economic conditions, shifts in customer behavior, and other factors. Changes in economic conditions and shifts in customer behavior are difficult to predict, and the financial performance of the Company generally cannot be insulated from such forces.

     Financial performance variability as a result of fluctuations in interest rates is commonly called interest rate risk. Interest rate risk generally evolves from mismatches in the timing of asset and liability repricing (gap risk) and from differences between the repricing indices of assets and liabilities (basis risk).

     The Company attempts to analyze the impact of interest rate risk by regularly evaluating the perceived risks inherent in its asset and liability structure, including securitized instruments and off-balance sheet instruments. Risk exposure levels vary continuously, as changes occur in the Company's asset/liability mix, market interest rates, prepayment trends, and other factors affecting the timing and magnitude of cash flows. Computer simulations are used to generate expected financial performance in a variety of interest rate environments. Those results are analyzed to determine if actions need to be taken to mitigate the Company's interest rate risk.

     In managing interest rate risk exposure, the Company periodically securitizes receivables, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and uses derivative financial instruments. Derivative instruments, by policy, are not used for speculative purposes (see discussion under "Derivative Activities").

     The Company has measured its interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. The Company estimates that its net interest income over a twelve month period would neither materially increase or decrease if interest rates were to rise or fall by 200 basis points or less. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year. The scenario results reflect the completed Transaction with Fleet (see Note 11 to Consolidated Financial Statements). As a result of the Transaction with Fleet, the Company's interest rate risk profile has changed; however, the sensitivity to changes in interest rate is not material.

     The above estimates of net interest income sensitivity alone do not provide a comprehensive view of the Company's exposure to interest rate risk. The quantitative risk information is limited by the parameters and assumptions utilized in generating the results. Such analyses are useful only when viewed within the context of the parameters and assumptions used. The above rate scenarios in no way reflect management's expectation regarding the future direction of interest rates, and they depict only two possibilities out of a large set of possible scenarios.

     In addition to interest rate risk, the Company has other financial instruments, namely capitalized servicing rights and interest only strips, that are subject to prepayment risk. Prepayments are principal payments in excess of scheduled principal payments. Prepayments generally result from entire loan payoffs due largely to refinancing a loan or selling a home. Actual or anticipated prepayment rates are expressed in terms of a constant prepayment rate ("CPR"), which represents the annual percentage of beginning loan balances that prepay. To a degree, prepayment rates are related to market interest rates and changes in those interest rates. The precise relationship between them, however, is not known at this time. Accordingly, the Company believes it is prudent to disclose the fair value sensitivity of these instruments based on changes in prepayment rate assumptions rather that based on changes in interest rates.

     The Company's capitalized servicing rights and interest only strips derive from both fixed and variable rate loans, the majority of which are fixed. Fixed and variable rate loans are currently prepaying at different rates and are expected to continue this behavior in the future. The Company has estimated the fair value impact of prepayment changes of 2.5% CPR for fixed rate loans and 3% CPR for variable rate loans. These key changes in prepayment assumptions could result in an $18 million change in fair value. In addition, changes in the interest rate environment generally affect the level of loan originations. Prepayment assumptions are not the only assumptions in the fair value calculation, but they are the most influential. Other key assumptions are not directly impacted by market forces as defined earlier. The above prepayment scenarios do not reflect management's expectation regarding the future direction of prepayments, and they depict only two possibilities out of a large set of possible scenarios.

LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, for both long- and short-term needs, through active management of both assets and liabilities. During 1997, the Company, through its subsidiaries, securitized $3.4 billion of personal finance loans and $0.6 billion of business loan and lease receivables. In addition, funds totalling approximately $996 million were raised during this same period through the issuance of unsecured notes, other borrowings and an increase in deposits at ANB (and its predecessors by merger). Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future credit card, personal finance and business loan receivable growth. Cash and equivalents exceeded amounts normally held to provide liquidity protection subsequent to the Company's March 17, 1997 announcement relating to a decrease in expected 1997 financial results. At December 31, 1997, the Company had approximately $1.5 billion of loan and lease receivables and $1.3 billion of investments available for sale which could be sold to generate additional liquidity.

     The Company's funding strategy for 1998 relies heavily on the cash, cash equivalents and investments released by the Transaction with Fleet as well as deposit gathering activity at both ANB and AFC. As a result of the Transaction with Fleet, approximately $1.3 billion in cash, cash equivalents and investments which had previously been held by the Company in connection with its consumer credit card business was no longer required in such business and became available for general corporate purposes. The Company used approximately $850 million of such amount (before taking into account the exercise price of options) to purchase 7,882,750 shares of its Class A Common Stock, 12,482,850 of its Class B Common Stock, and 1,078,930 of its SAILS Depositary Shares through an issuer tender offer which was completed on February 20, 1998 (see Notes 8 and 11 to the Consolidated Financial Statements). Following the completion of the Transaction with Fleet and the Company's tender offer, the Company expects to benefit from a substantial cash position. However, the external sources described below will remain in place both for contingency funding and for continued future utilization.

     Funding diversification has been an essential component of the Company's liquidity and capital management. The Company and ANB have utilized both retail and institutional on balance sheet funding sources issuing a variety of debt and deposit products. The Company and ANB also have utilized a secured revolving credit facility and off balance sheet securitization funding (described below).

     The debt securities of Advanta and ANB (and its predecessors by merger) had investment-grade ratings from all of the nationally recognized statistical rating agencies throughout 1996. Beginning March 1997 through early 1998, the various rating agencies lowered their ratings on the debt securities of each of Advanta and its banking subsidiaries. As of March 1998, senior debt of Advanta was rated investment grade by one agency and below investment grade by the other four agencies; and debt of ANB was rated investment grade by two agencies and below investment grade by the other three agencies.

     On May 1, 1997, Advanta Mortgage Corp. USA and its subsidiaries entered into a $500 million secured revolving credit facility, $250 million of which is committed. Also, deposit sources proved readily expandable in 1997 as demonstrated in the growth noted above. In addition, notwithstanding the Company's current liquidity, efforts continue to develop new sources of funding, both through previously untapped customer segments and through development of new financing structures.

     In December 1996, Advanta Capital Trust I, a newly formed statutory business trust established by and wholly-owned by the Company (the "Trust"), issued in a private offering $100 million of capital securities, representing preferred beneficial interests in the assets of the Trust (the "Capital Securities"). The Company used the proceeds from the sale for general corporate purposes. The sole assets of the Trust consist of $100 million of 8.99% junior subordinated debentures issued by the Company due December 17, 2026 (the "Junior Subordinated Debentures"). The Capital Securities will be subject to mandatory redemption under certain circumstances, including at any time on or after December 17, 2006 upon the optional prepayment by the Company of the Junior Subordinated Debentures. The obligations of the Company with respect to the Junior Subordinated Debentures, when considered together with the obligations of the Company under the Indenture relating to the Junior Subordinated Debentures, the Amended and Restated Declaration of Trust relating to the Capital Securities and the Capital Securities Guarantee issued by the Company with respect to the Capital Securities will provide, in the aggregate, a full and unconditional guarantee of payments of distributions and other amounts due on the Capital Securities. In July, 1997, the Company and the Trust exchanged the outstanding Capital Securities and Junior Subordinated Debentures for substantially identical securities which were registered under the Securities Act of 1933, as amended (the "Act"). The Company also exchanged the Capital Securities Guarantee for a substantially identical guarantee which was also registered under the Act. The Trust has no operations or assets separate from its investment in the Junior Subordinated Debentures. Separate financial statements of the Trust are not presented because management has determined that they would not be meaningful to investors.

     In August 1995, in a public offering, the Company sold 2,500,000 depositary shares each representing a one-hundredth interest in a share of Stock Appreciation Income Linked Securities (SAILS). The SAILS constitute a series of the Company's Class B Preferred Stock, designated as 6 3/4% Convertible Class B Preferred Stock, Series 1995 (SAILS). On September 15, 1999, unless either previously redeemed by the Company or converted at the option of the holder, each share of the SAILS will automatically convert into 100 shares of Class B Common Stock. Proceeds from the offering, net of underwriting discount, were approximately $90 million. The Company used the proceeds of the offering for general corporate purposes, including financing the growth of its subsidiaries. As of February 20, 1998, after giving effect to the purchase of shares through an issuer tender offer made following the Transaction with Fleet, 1,421,070 shares of Class B Preferred Stock remain outstanding.

     The Company also filed a shelf registration statement in 1996 with the Securities and Exchange Commission which provides for the Company to sell up to $1.6 billion of debt securities. The Company has issued approximately $1.0 billion of debt securities under this shelf.

     In September 1995, ANB (and its predecessors by merger) established a $2.25 billion bank note program. Under this program, ANB may issue an aggregate of $2.0 billion of senior bank notes and $250 million of subordinated bank notes. These notes may have maturities ranging from seven days to fifteen years from the date of issuance. In connection with the Transaction with Fleet, a significant portion of bank notes issued under this program was transferred to the LLC.

     As of December 31, 1997, the Company and ANB had a $1 billion unsecured revolving credit facility. Following the closing of the Transaction with Fleet in 1998, the facility was terminated by the Company and ANB.

     The following tables detail the composition of the deposit base and the composition of debt and other borrowings at year end for each of the past five years.

COMPOSITION OF DEPOSIT BASE

($ IN MILLIONS)                                               AS OF DECEMBER 31,
----------------------------------------------------------------------------------------------------------------
                                   1997             1996             1995             1994             1993
                              --------------   --------------   --------------   --------------   --------------
                               AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %
----------------------------------------------------------------------------------------------------------------
Demand deposits               $   41.6     1%  $   28.3     1%  $   91.7     5%  $   64.5     5%  $   33.4     3%
Money market savings             506.8    17      329.7    18      277.5    14      301.7    26      220.7    17
Time deposits of $100,000 or
  less                         2,163.0    72      978.6    53      965.5    51      691.0    60      961.4    77
Time deposits of more than
  $100,000                       306.2    10      523.5    28      571.9    30      102.2     9       39.4     3
----------------------------------------------------------------------------------------------------------------
Total deposits                $3,017.6   100%  $1,860.1   100%  $1,906.6   100%  $1,159.4   100%  $1,254.9   100%
----------------------------------------------------------------------------------------------------------------

COMPOSITION OF DEBT AND OTHER BORROWINGS

($ IN MILLIONS)                                               AS OF DECEMBER 31,
----------------------------------------------------------------------------------------------------------------
                                   1997             1996             1995             1994             1993
                              --------------   --------------   --------------   --------------   --------------
                               AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %
----------------------------------------------------------------------------------------------------------------
Subordinated notes and
  certificates                $   55.5     2%  $   71.1     3%  $   76.2     4%  $  282.1    20%  $  301.3    63%
Senior notes and
  certificates                   151.0     7      208.3     8      200.6    11          0     0          0     0
Short-term bank notes            242.0    11      309.3    13       25.0     1       85.0     6          0     0
Medium-term bank notes           669.5    29      835.6    34      322.7    18          0     0          0     0
5 1/8% notes, due 1996               0     0          0     0      150.0     8      149.9    11      149.9    32
Medium-term notes              1,099.5    48      880.8    36      504.7    28      359.7    25       15.0     3
Value notes                       30.7     1          0     0          0     0          0     0          0     0
Term fed funds                       0     0       10.0     0      443.0    25      309.0    22          0     0
Securities sold under
  agreements to repurchase           0     0          0     0          0     0       86.5     6          0     0
Lines of credit and term
  funding arrangements             3.9     0       40.0     0          0     0       50.0     4        7.5     2
Other borrowings                  48.9     2      107.0     6       81.8     5       80.9     6          0     0
----------------------------------------------------------------------------------------------------------------
Total debt and other
  borrowings                  $2,301.0   100%  $2,462.1   100%  $1,804.0   100%  $1,403.1   100%  $  473.7   100%
----------------------------------------------------------------------------------------------------------------

     Previously, as a grandfathered institution under the Competitive Equality Banking Act of 1987 ("CEBA"), the Company had to limit AUS's average on-balance sheet asset growth to 7% per annum. For the fiscal CEBA year ended September 30, 1996, AUS's average assets did not exceed the allowable amount and, accordingly, AUS was in full compliance with CEBA growth limits. The timing and size of securitizations, on-balance sheet liability structure and rapid changes in balance sheet structure had frequently been due to the management of AUS's balance sheet within this growth constraint. However, on September 30, 1996 this growth rate provision of CEBA was repealed which has created substantial new flexibility with respect to asset/liability management for AUS (and now ANB) and ultimately the Company.

     As of December 31, 1997 ANB's total deposits were $2.8 billion, and AFC, a Utah state-chartered, FDIC-insured industrial loan corporation had total deposits of $195.4 million. A significant portion of ANB's deposits were contributed to the LLC in connection with the Transaction with Fleet.

     ANB's combined Tier I and Tier II capital ratio at December 31, 1997 was 16.39%. At December 31, 1996, the combined Tier I and Tier II capital ratio was 15.84% for AUS and 17.20% for Old ANB. In each case, ANB, AUS and Old ANB met the requirements of the Comptroller and qualified each of ANB, AUS and Old ANB as well-capitalized.

     In addition, the Company's insurance subsidiaries are subject to certain capital, deposit and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 1997 and 1996 the insurance subsidiaries were in compliance with such rules and regulations.

CAPITAL EXPENDITURES

The Company spent $83.4 million for capital expenditures in 1997, primarily for the construction of buildings in Pennsylvania for the mortgage division and a new office building in Delaware, leasehold improvements, additional space in existing buildings, office and voice communication equipment and furniture and fixtures. This compared to $78.4 million for capital expenditures in 1996 and $20.6 million in 1995.

     In 1998, the Company anticipates capital expenditures to be lower than in 1997 as a result of the decreased need of capital expenditures to support the consumer credit card business contributed to the LLC.

YEAR 2000 ISSUE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. In connection with this issue (the "Year 2000 Issue"), the Company has initiated a comprehensive assessment of its computer systems and applications, managed by a team led by two senior information technology managers and organized as a separate Year 2000 Project Office (the "Project Office"). The Project Office has developed standards for its work based on work of leading consultants in the field. The Project Office has developed a review process featuring a "Year 2000 Score Card" that will be used to measure the degree to which each of the Company's computer applications are impacted by the Year 2000 Issue.

     The Company has also initiated communications with all of its significant outside service providers and some of its larger clients to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no assurance that the systems used by outside service providers or other third parties upon which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The Company expects that its on-going evaluation of its systems and applications and testing for the implementation of any modifications of existing computer programs or conversions to new programs, to the extent necessary to address the Year 2000 Issue, will be substantially completed by the end of 1998, consistent with the Year 2000 guidelines issued by the Comptroller. The Company, therefore, believes that the Year 2000 Issue will not pose significant operational problems for the Company. The Company, however, has not completed its evaluation of the costs of addressing the issue. While management does not expect that the costs of evaluating and reprogramming these systems will be significant, the Company cannot yet estimate the actual costs of the necessary remediation program. Moreover, the Company notes that GAAP requires that the costs of becoming Year 2000 compliant, including without limitation modifying computer software or converting to new programs, be charged to expense as they are incurred. The Company believes that the Year 2000 Issue will not have a material adverse effect on the Company's future financial condition, liquidity or results of operations during 1998 and in future periods.

DERIVATIVES ACTIVITIES

The Company utilizes derivative financial instruments for the purpose of managing its exposure to interest rate and foreign currency risks. The Company has a number of mechanisms in place that enable it to monitor and control both market and credit risk from these derivatives activities. At the broader level, all derivatives strategies are managed under a hedging policy approved by the Board of Directors that details the use of such derivatives and the individuals authorized to execute derivatives transactions. All derivatives strategies must be approved by the Company's senior management.

     As part of this approval process, a market risk analysis is completed to determine the potential impact on the Company from severe negative (stressed) movements in market rates. By policy, derivatives transactions may only be used to manage the Company's exposure to interest rate and foreign currency risks or for cost reduction and may not be used for speculative purposes. As such, the impact of any derivatives transaction is calculated using the Company's asset/liability model to determine its suitability.

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

     The Company has a treasury middle office that is independent of the trading function, which measures, monitors, and reports on credit, market, and liquidity risk exposures from capital markets, hedging and derivative product activities. It is the responsibility of this department to ensure compliance with respect to the hedging policy, including the counterparty transaction limits, transaction terms and trader authorizations. In addition, this department marks each derivatives position to market on a weekly basis using both internal and external models. These models have been benchmarked against a sample of derivatives dealers' valuation models for accuracy. Position and counterparty exposure reports are generated and used to manage collateral requirements of the counterparty and the Company.

     All of these procedures and processes are designed to provide reasonable assurance that prior to and after the execution of any derivatives strategy, market, credit and liquidity risks are fully analyzed and incorporated into the Company's asset/liability and risk measurement models and the proper accounting treatment for the transaction is identified and executed.

     During 1996, the FASB issued its exposure draft for accounting for hedging and derivatives. This draft, an attempt to standardize accounting treatment for derivatives and hedging, would alter the accounting treatment for the use of such instruments in the reduction of interest rate risk. The FASB is currently reviewing comments on the exposure draft. The Company is unable to predict the outcome of these deliberations at this time.

CREDIT RISK MANAGEMENT

Management regularly reviews the loan and lease portfolio in order to evaluate the adequacy of the allowance for credit losses. The evaluation includes such factors as the inherent credit quality of the loan portfolio, past experience, current economic conditions and changes in the composition of the loan portfolio. The allowance for credit losses is maintained for on-balance sheet receivables. The on-balance sheet allowance is intended to cover all credit losses inherent in the owned loan portfolio. With regard to securitized assets, anticipated losses and related recourse liabilities are reflected in the calculations of Securitization Income, Amounts due from Credit Card Securitizations and Other Assets. Recourse liabilities are intended to cover all probable credit losses over the life of the securitized receivables. Management evaluates both its on-balance sheet and recourse requirements and, as appropriate, effects additions to these accounts.

     The allowance for credit losses on a consolidated basis was $137.8 million, or 4.1% of owned receivables, at December 31, 1997, compared to $89.2 million, or 3.4% of owned receivables, at December 31, 1996. The allowance for credit losses on a consolidated basis was $53.5 million, or 1.9% of owned receivables, in 1995.

ASSET QUALITY

Impaired assets include both nonperforming assets (personal finance loans and business loans and leases past due 90 days or more, real estate owned, bankrupt, decedent and fraudulent credit card accounts, and off-lease equipment) and accruing loans past due 90 days or more on credit cards and leases. The carrying value for real estate owned is based on fair value and costs of disposition and is reflected in other assets.

     Gross interest income that would have been recorded in 1997 and 1996 for owned nonperforming assets, had interest been accrued throughout the year in accordance with the assets' original terms, was approximately $2.1 million and $3.7 million, respectively. The amount of interest on nonperforming assets included in income for 1997 and 1996 was $0.4 million and $0.7 million, respectively.

     In the third quarter of 1996, the Company adopted a new charge-off methodology related to bankrupt credit card accounts, providing for up to a 90-day (rather than up to a 30-day) investigative period following notification of the bankruptcy petition, prior to charge-off. This new methodology is consistent with others in the credit card industry. The 1997 and 1996 credit statistics set forth in the following tables reflect this change in methodology.

     The 1997 asset quality information reflects generally higher charge-off and delinquency rates primarily in the credit card business which was consistent with industry trends.

     The total managed charge-off rate for 1997 was 5.3% for 1997 compared to 3.2% in 1996. The charge-off rate on managed credit cards increased from 3.7% in 1996 to 7.0% in 1997. The charge-off rate for managed personal finance loans showed a slight increase, rising to 0.8% in 1997 from 0.7% in 1996. For 1997, the charge-off rate for business loans and leases was 3.2% compared to 2.3% for the prior year.

     On the total owned portfolio the charge-off rate was 5.6% in 1997 compared to 2.3% for 1996. The charge-off rate on the owned credit card portfolio rose to 7.9% from 2.5% one year earlier. The charge-off rate on owned personal finance loans decreased from 1.3% in 1996 to 1.0% in 1997. The 1997 charge-off rate on business loans and leases was 2.5% compared to 1.5% in 1996.

     Nonperforming assets in the total managed portfolio rose to $328.8 million or 1.8% of receivables in 1997 compared to $191.7 million or 1.2% at the end of 1996. In the managed credit card portfolio, nonperforming assets increased to $101.3 million or 0.9% of receivables from $89.1 million or 0.7% in 1996. The nonperforming assets in the managed personal finance portfolio totalled $200.6 million or 3.8% of receivables at the end of 1997, up from $93.1 million or 3.4% at the end of 1996. In the managed business loan and lease portfolio, nonperforming assets totalled $26.8 million or 2.1% of receivables in 1997 compared to $9.5 million or 1.2% at the end of 1996.

     In the owned portfolio, nonperforming assets totalled $51.1 million or 1.5% of receivables at the end of 1997 compared to $29.8 million or 1.1% of receivables at the end of 1996. Nonperforming assets in the owned credit card portfolio rose to $21.1 million or 0.8% of receivables compared to $13.9 million or 0.7% at the end of 1996. In the owned personal finance portfolio, nonperforming assets increased to $23.2 million or 4.9% of loans at year end 1997, up from $13.0 million or 3.5% at the end of 1996. Nonperforming assets totalled $6.7 million or 2.2% of receivables in the business loan and lease portfolio, at the end of 1997, up from $2.9 million or 1.4% at the end of 1996.

     Loans delinquent 30 days or more in the total managed portfolio were $1.1 billion or 6.0% of receivables at year end 1997, up from $886.7 million or 5.4% of receivables at December 31, 1996. In the managed credit card portfolio loans delinquent 30 days or more totalled $594.4 million or 5.29% of receivables in 1997, compared to $632.1 million or 5.0% of receivables at year end 1996. In the managed personal finance loan portfolio at year end 1997, loans 30 days or more delinquent totalled $391.9 million or 7.4% of receivables, up from $194.4 million or 7.1% of receivables at December 31, 1996. Loans 30 days or more delinquent in the managed business loan and lease portfolio were $81.7 million or 6.5% of receivables at year end 1997 compared to $59.9 million or 7.3% at year end 1996.

     In the owned portfolio, loans delinquent 30 days or more at year end 1997 totalled $201.9 million or 5.9% of receivables, up from $145.6 million or 5.5% at year end 1996. Loans 30 days or more delinquent in the owned credit card portfolio totalled $141 million or 5.5% of loans at year end 1997, up from $107.3 million or 5.2% at the end of 1996. At the end of 1997 loans delinquent 30 days or more in the owned personal finance portfolio totalled $42.9 million or 9.0% of receivables compared to $28.5 million or 7.6% at the end of 1996. Owned business loans and leases delinquent more than 30 days at year end 1997 totalled $17.8 million or 6.0% of receivables compared to $9.5 million or 4.4% at the end of 1996.

     Impaired assets in the total managed portfolio were $532 million at December 31, 1997 or 3.0% of receivables compared to $420.5 million or 2.6% at year end 1996. In the managed credit card portfolio, impaired assets totalled $304.4 million or 2.7% of receivables at the end of 1997 compared to the 1996 level of $317.9 million or 2.5% of receivables. In the owned portfolio, total impaired assets were $100.6 million or 3.0% of receivables in 1997, up from $70.4 million or 2.7% at the end of 1996. In the owned credit card portfolio, impaired assets rose to $70.5 million or 2.7% of receivables in 1997 compared to $54.5 million or 2.7% at the end of 1996.

     Past due loans represent accruing loans that are past due 90 days or more as to collection of principal and interest. Credit card receivables, except those on bankrupt, decedent and fraudulent accounts, continue to accrue interest until the time they are charged off at 186 days contractual delinquency. In contrast, all personal finance loans and most business loans and leases are put on nonaccrual status when they become 90 days past due.

     During 1994, the Company implemented a new policy for the charge-off of mortgage loans. Under this policy, when a nonperforming mortgage loan becomes twelve months delinquent, the Company writes down the loan to its net realizable value, regardless of anticipated collectibility. Consequently, in 1994, all mortgage loans that had been twelve or more months delinquent, as well as any mortgages that became twelve months delinquent during the year were written down (through a recorded charge-off) to their net realizable value.

     The following tables provide a summary of impaired assets, delinquencies and charge-offs for the past five years:

($ IN THOUSANDS)                                                      DECEMBER 31,
---------------------------------------------------------------------------------------------------------
                                                  1997         1996        1995        1994        1993
---------------------------------------------------------------------------------------------------------
CONSOLIDATED-MANAGED
Nonperforming assets                           $  328,835    $191,668    $ 82,171    $ 61,587    $ 63,589
Accruing loans past due 90 days or more           203,117     228,845      84,892      40,837      31,514
Impaired assets                                   531,952     420,513     167,063     102,424      95,103
Total loans 30 days or more delinquent          1,068,183     886,717     404,072     220,390     186,297
As a percentage of gross receivables:
  Nonperforming assets                                1.8%        1.2%         .7%         .8%        1.2%
  Accruing loans past due 90 days or more             1.1         1.4          .7          .5          .6
  Impaired assets                                     3.0         2.6         1.4         1.3         1.8
  Total loans 30 days or more delinquent:
    New methodology(1)                                6.0         5.4
    Prior methodology                                             5.2(2)      3.3         2.7         3.6
Net charge-offs:
  Amount                                       $  860,098    $479,992    $212,865    $139,676    $122,715
  As a percentage of gross receivables:
    New methodology(1)                                5.3%        3.2%
    Prior methodology                                             3.5(2)      2.2%        2.3%        2.9%
---------------------------------------------------------------------------------------------------------
CREDIT CARDS-MANAGED
Nonperforming assets                           $  101,298    $ 89,064    $ 20,516    $ 14,227    $ 10,881
Accruing loans past due 90 days or more           203,069     228,822      84,878      40,721      31,489
Impaired assets                                   304,367     317,886     105,394      54,948      42,370
Total loans 30 days or more delinquent            594,403     632,083     262,299     133,121      94,035
As a percentage of gross receivables:
  Nonperforming assets                                 .9%         .7%         .2%         .2%         .3%
  Accruing loans past due 90 days or more             1.8         1.8          .8          .6          .8
  Impaired assets                                     2.7         2.5         1.1          .8         1.1
  Total loans 30 days or more delinquent:
    New methodology(1)                                5.3         5.0
    Prior methodology                                             4.6(2)      2.6         2.0         2.4
Net charge-offs:
  Amount                                       $  795,928    $451,239    $193,160    $115,218    $105,966
  As a percentage of gross receivables:
    New methodology(1)                                7.0%        3.7%
    Prior methodology                                             4.1(2)      2.5%        2.5%        3.5%
---------------------------------------------------------------------------------------------------------
PERSONAL FINANCE LOANS-MANAGED(3)(4)
Nonperforming assets                           $  200,600    $ 93,101    $ 56,743    $ 44,678    $ 50,418
Total loans 30 days or more delinquent            391,929     194,412     106,223      65,966      75,747
As a percentage of gross receivables:
  Nonperforming assets                                3.8%        3.4%        3.2%        3.3%        4.4%
  Total loans 30 days or more delinquent              7.4         7.1         5.9         4.9         6.6
Net charge-offs:
  Amount                                       $   30,165    $ 14,981    $ 13,836    $ 20,709    $ 13,991
  As a percentage of gross receivables                 .8%         .7%         .9%        1.7%        1.3%
---------------------------------------------------------------------------------------------------------
BUSINESS LOANS AND LEASES-MANAGED(5)
Nonperforming assets                           $   26,782    $  9,503    $  4,912    $  2,682    $  2,290
Impaired assets                                    26,817       9,503       4,912       2,682       2,290
Total loans 30 days or more delinquent             81,675      59,880      35,274      20,972      16,476
As a percentage of receivables:
    Nonperforming assets                              2.1%        1.2%        1.3%        1.0%        1.3%
    Impaired assets                                   2.1         1.2         1.3         1.0         1.3
    Total loans 30 days or more delinquent            6.5         7.3         9.3         7.9         9.7
Net charge-offs:
    Amount                                     $   34,002    $ 13,777    $  5,846    $  3,747    $  2,759
    As a percentage of receivables                    3.2%        2.3%        1.9%        1.9%        1.9%
---------------------------------------------------------------------------------------------------------

(1) The 1997 and 1996 figures reflect the adoption of a new charge-off methodology in August 1996 relating to credit card bankruptcies (see Asset Quality).

(2) Pro forma calculation reflecting charge-off of all credit card bankruptcies within 30 days of notification.

(3) In 1994, the Company implemented a new mortgage loan charge-off policy (see Asset Quality).

(4) Includes mortgage and home equity loans for all years presented and auto loans beginning in 1996.

(5) Includes leases for all years presented and business cards beginning in 1996.

     The following tables provide a summary of allowances, impaired assets, delinquencies and charge-offs for the past five years:

                      ($ IN THOUSANDS)                                              DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------
                                                                    1997        1996       1995       1994     1993
---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED-OWNED
Allowance for credit losses                                     $137,773    $ 89,184    $53,494    $41,617    $31,227
Nonperforming assets                                              51,149      29,822     21,856     31,949     11,487
Accruing loans past due 90 days or more                           49,458      40,597     17,399     11,354     11,038
Impaired assets                                                  100,607      70,419     39,255     43,303     22,525
Total loans 30 days or more delinquent                           201,891     145,613     76,859     67,904     43,616
As a percentage of gross receivables:
  Allowance for credit losses                                        4.1%        3.4%       1.9%       2.1%       2.4%
  Nonperforming assets                                               1.5         1.1        0.8        1.6        0.9
  Accruing loans past due 90 days or more                            1.5         1.5        0.6        0.6        0.9
  Impaired assets                                                    3.0         2.7        1.4        2.2        1.8
  Total loans 30 days or more delinquent:
    New methodology(1)                                               5.9         5.5
    Prior methodology                                                            5.3(2)     2.8        3.5        3.4
Net charge-offs:
  Amount                                                        $151,222    $ 70,576    $42,549    $35,293    $26,776
  As a percentage of gross receivables:
    New methodology(1)                                               5.6%        2.3%
    Prior methodology                                                            2.5(2)     2.3%       2.6%       2.4%
---------------------------------------------------------------------------------------------------------------------
CREDIT CARDS-OWNED
Allowance for credit losses                                     $118,420    $ 76,084    $36,289    $27,486    $25,859
Nonperforming assets                                              21,055      13,890      2,466      3,502      3,062
Accruing loans past due 90 days or more                           49,410      40,574     17,385     11,238     11,013
Impaired assets                                                   70,465      54,464     19,851     14,740     14,075
Total loans 30 days or more delinquent                           141,000     107,263     50,651     35,156     31,106
As a percentage of gross receivables:
  Allowance for credit losses                                        4.6%        3.7%       1.6%       1.6%       2.3%
  Nonperforming assets                                               0.8         0.7        0.1        0.2        0.3
  Accruing loans past due 90 days or more                            1.9         2.0        0.7        0.6        1.0
  Impaired assets                                                    2.7         2.7        0.8        0.9        1.2
  Total loans 30 days or more delinquent:
    New methodology(1)                                               5.5         5.2
    Prior methodology                                                            5.0(2)     2.2        2.0        2.7
Net charge-offs:
  Amount                                                        $137,017    $ 64,521    $35,425    $22,688    $23,623
  As a percentage of gross receivables:
    New methodology(1)                                               7.9%        2.5%
    Prior methodology                                                            2.7(2)     2.2%       1.9%       2.6%
---------------------------------------------------------------------------------------------------------------------
PERSONAL FINANCE LOANS-OWNED(3)(4)
Allowance for credit losses                                     $  5,822    $  8,785    $ 3,360    $ 5,164    $ 2,706
Nonperforming assets                                              23,234      13,005     18,676     27,379      7,090
Total loans 30 days or more delinquent                            42,916      28,546     20,348     23,958      6,744
As a percentage of gross receivables:
  Allowance for credit losses                                        1.2%        2.3%       1.0%       3.6%       3.0%
  Nonperforming assets                                               4.9         3.5        5.8       19.2        7.8
  Total loans 30 days or more delinquent                             9.0         7.6        6.3       16.8        7.4
Net charge-offs:
  Amount                                                        $  5,834    $  3,059    $ 5,962    $11,689    $ 2,207
  As a percentage of gross receivables                               1.0%        1.3%       3.2%       9.7%       1.4%
---------------------------------------------------------------------------------------------------------------------
BUSINESS LOANS AND LEASES-OWNED(5)
Allowance for credit losses                                     $  9,798    $  4,241    $ 1,577    $ 1,076    $ 1,826
Nonperforming assets                                               6,705       2,927        714      1,068      1,335
Impaired assets                                                    6,740       2,927        714      1,068      1,335
Total loans 30 days or more delinquent                            17,799       9,462      4,350      8,459      5,727
As a percentage of receivables:
  Allowance for credit losses                                        3.3%        2.0%       1.7%       1.3%       3.6%

                      ($ IN THOUSANDS)                                              DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------
                                                                    1997        1996       1995       1994     1993
---------------------------------------------------------------------------------------------------------------------
  Nonperforming assets                                               2.2         1.4        0.8        1.2        2.6
  Impaired assets                                                    2.3         1.4        0.8        1.2        2.6
  Total loans 30 days or more delinquent                             6.0         4.4        4.6        9.8       11.2
Net charge-offs:
  Amount                                                        $  8,368    $  3,002    $ 1,139    $   914    $   947
  As a percentage of receivables                                     2.5%        1.5%       1.4%       1.5%       1.6%
---------------------------------------------------------------------------------------------------------------------

(1) The 1997 and 1996 figures reflect the adoption of a new charge-off methodology in August 1996 relating to credit card bankruptcies (see Asset Quality).

(2) Pro forma calculation reflecting charge-off of all credit card bankruptcies within 30 days of notification.

(3) In 1994, the Company implemented a new mortgage loan charge-off policy (see Asset Quality).

(4) Includes mortgage and home equity loans for all years presented and auto loans beginning in 1996.

(5) Includes leases for all years presented and business cards beginning in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED BALANCE SHEETS

($ IN THOUSANDS)                                                    DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 1997          1996
--------------------------------------------------------------------------------------
ASSETS
Cash                                                          $   57,953    $  165,875
Federal funds sold                                               156,500       338,926
Restricted interest-bearing deposits                             666,583       546,783
Investments available for sale                                 1,269,209       767,675
Loan and lease receivables, net:
  Available for sale                                           1,452,560     1,476,146
  Other loan and lease receivables, net                        1,923,986     1,136,857
                                                              ----------    ----------
Total loan and lease receivables, net                          3,376,546     2,613,003
Premises and equipment (at cost, less accumulated
  depreciation of $83,746 in 1997 and $53,979 in 1996)           152,215       108,130
Amounts due from credit card securitizations                     208,330       399,359
Other assets                                                     798,796       644,208
--------------------------------------------------------------------------------------
          TOTAL ASSETS                                        $6,686,132    $5,583,959
--------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                         $   41,595    $   28,302
  Interest-bearing                                             2,976,016     1,831,756
                                                              ----------    ----------
  Total deposits                                               3,017,611     1,860,058
  Long-term debt                                               1,438,358     1,393,095
  Other borrowings                                               862,588     1,068,989
  Other liabilities                                              340,625       309,781
--------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                    5,659,182     4,631,923
--------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely subordinated
  debentures of the Company                                      100,000       100,000
STOCKHOLDERS' EQUITY (See Note 8)
Class A preferred stock, $1,000 par value:
  Authorized, issued and outstanding -- 1,010 shares in 1997
     and 1996                                                      1,010         1,010
Class B preferred stock, $.01 par value:
  Authorized -- 1,000,000 shares;
  Issued -- 25,000 shares in 1997 and 1996                             0             0
Class A common stock, $.01 par value;
  Authorized -- 214,500,000 shares;
  Issued -18,193,885 shares in 1997 and 17,945,471 shares in
     1996                                                            182           179
Class B common stock, $.01 par value;
  Authorized -- 230,000,000 shares;
  Issued -- 26,564,546 shares in 1997 and 25,592,764 shares
     in 1996                                                         266           256
Additional paid-in capital, net                                  354,190       309,250
Retained earnings, net                                           585,709       541,383
  Less: Treasury stock at cost, 418,286 Class B common
     shares in 1997 and 1,231 Class B common shares in 1996      (14,407)          (42)
--------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                             926,950       852,036
--------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $6,686,132    $5,583,959
--------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED INCOME STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)                           YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                             1997         1996         1995
---------------------------------------------------------------------------------------------
Interest income:
  Loans and leases                                         $ 276,982    $ 267,823    $189,983
Investments:
  Taxable                                                    140,436       79,640      46,574
  Exempt from federal income tax                                 200          502       2,375
                                                           ----------------------------------
Total investments                                            140,636       80,142      48,949
                                                           ----------------------------------
          Total interest income                              417,618      347,965     238,932
                                                           ----------------------------------
Interest expense:
  Deposits                                                   150,164      110,879      72,812
  Debt                                                       136,497      118,612      67,908
  Other borrowings                                            37,897       40,209      25,312
                                                           ----------------------------------
Total interest expense                                       324,558      269,700     166,032
                                                           ----------------------------------
Net interest income                                           93,060       78,265      72,900
Provision for credit losses                                  210,826       96,862      53,326
                                                           ----------------------------------
Net interest income after provision for credit losses       (117,766)     (18,597)     19,574
Noninterest revenues:
  Gain on sale of credit cards                                     0       33,820           0
  Other noninterest revenues                                 845,137      772,712     543,014
                                                           ----------------------------------
Total noninterest revenues                                   845,137      806,532     543,014
                                                           ----------------------------------
Operating expenses:
  Amortization of credit card deferred origination costs,
     net                                                      69,344       88,517      72,258
  Other operating expenses                                   561,497      434,657     278,427
                                                           ----------------------------------
Total operating expenses                                     630,841      523,174     350,685
                                                           ----------------------------------
Income before income taxes                                    96,530      264,761     211,903
Provision for income taxes                                    24,905       89,104      75,226
                                                           ----------------------------------
Net income                                                 $  71,625    $ 175,657    $136,677
---------------------------------------------------------------------------------------------
Basic earnings per common share (see Note 1)
---------------------------------------------------------------------------------------------
  Class A                                                  $    1.45    $    4.08    $   3.34
  Class B                                                  $    1.57    $    4.19    $   3.42
  Combined                                                 $    1.52    $    4.15    $   3.38
Diluted earnings per share (see Note 1)
---------------------------------------------------------------------------------------------
  Class A                                                  $    1.43    $    3.86    $   3.18
  Class B                                                  $    1.54    $    3.91    $   3.22
  Combined                                                 $    1.50    $    3.89    $   3.20
Basic weighted average common shares outstanding
---------------------------------------------------------------------------------------------
  Class A                                                     18,172       17,621      17,255
  Class B                                                     24,635       23,174      22,468
  Combined                                                    42,807       40,795      39,723
Weighted average common shares-assuming dilution
---------------------------------------------------------------------------------------------
  Class A                                                     18,235       18,031      17,867
  Class B                                                     25,266       27,042      24,803
  Combined                                                    43,501       45,073      42,670

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

($ IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                       UNREALIZED
                               CLASS A     CLASS B    CLASS A   CLASS B   ADDITIONAL                   INVESTMENT
                              PREFERRED   PREFERRED   COMMON    COMMON     PAID-IN       DEFERRED     HOLDING GAINS   RETAINED
                                STOCK       STOCK      STOCK     STOCK     CAPITAL     COMPENSATION     (LOSSES)      EARNINGS
------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1994       $1,010        $0        $173      $231      $190,678      $(14,213)       $(6,538)     $270,349
Change in unrealized
  appreciation of
  investments, net                                                                                         6,258
Preferred and common cash
  dividends declared                                                                                                   (15,501)
Exercise of stock options                                 2         3         2,049
Issuance of stock:
  Public offering                                                            88,927
  Benefit plans                                                     6        18,360       (16,523)
Amortization of deferred
  compensation                                                                              7,661
Termination/tax benefit --
  benefit plans                                                               1,917         1,438
Net Income                                                                                                             136,677
------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1995       $1,010        $0        $175      $240      $301,931      $(21,637)       $  (280)     $391,525
Change in unrealized
  appreciation of
  investments, net                                                                                          (338)
Preferred and common cash
  dividends declared                                                                                                   (24,588)
Exercise of stock options                                 4         7         7,503
Issuance of stock:
  Benefit plans                                                     9        36,000       (33,815)
Amortization of deferred
  compensation                                                                             11,960
Termination/tax benefit --
  benefit plans                                                               5,045         2,263
Foreign currency translation
  adjustment                                                                                                              (593)
Net Income                                                                                                             175,657
------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1996       $1,010        $0        $179      $256      $350,479      $(41,229)       $  (618)     $542,001
Change in unrealized
  appreciation of
  investments, net                                                                                           466
Preferred and common cash
  dividends declared                                                                                                   (28,301)
Exercise of stock options                                 3         6         8,468
Issuance of stock:
  Dividend reinvestment                                                         857
  Benefit plans                                                     4        14,524       (11,159)
Amortization of deferred
  compensation                                                                             11,343
Termination/tax benefit --
  benefit plans                                                               5,215        15,692
Foreign currency translation
  adjustment                                                                                                               536
Net Income                                                                                                              71,625
------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1997       $1,010        $0        $182      $266      $379,543      $(25,353)       $  (152)     $585,861
------------------------------------------------------------------------------------------------------------------------------

----------------------------  ------------------------

                                             TOTAL
                              TREASURY   STOCKHOLDERS'
                               STOCK        EQUITY
----------------------------  ------------------------
Balance at Dec. 31, 1994      $      0     $441,690
Change in unrealized
  appreciation of
  investments, net                            6,258
Preferred and common cash
  dividends declared                        (15,501)
Exercise of stock options           59        2,113
Issuance of stock:
  Public offering                            88,927
  Benefit plans                  1,296        3,139
Amortization of deferred
  compensation                                7,661
Termination/tax benefit --
  benefit plans                 (1,355)       2,000
Net Income                                  136,677
---------------------------------------------------
Balance at Dec. 31, 1995      $      0     $672,964
Change in unrealized
  appreciation of
  investments, net                             (338)
Preferred and common cash
  dividends declared                        (24,588)
Exercise of stock options                     7,514
Issuance of stock:
  Benefit plans                  2,228        4,422
Amortization of deferred
  compensation                               11,960
Termination/tax benefit --
  benefit plans                 (2,270)       5,038
Foreign currency translation
  adjustment                                   (593)
Net Income                                  175,657
---------------------------------------------------
Balance at Dec. 31, 1996      $    (42)    $852,036
Change in unrealized
  appreciation of
  investments, net                              466
Preferred and common cash
  dividends declared                        (28,301)
Exercise of stock options                     8,477
Issuance of stock:
  Dividend reinvestment                         857
  Benefit plans                  1,297        4,666
Amortization of deferred
  compensation                               11,343
Termination/tax benefit --
  benefit plans                (15,662)       5,245
Foreign currency translation
  adjustment                                    536
Net Income                                   71,625
---------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1997      $(14,407)    $926,950
------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                      ($ IN THOUSANDS)                                 YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------
                                                                  1997           1996           1995
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                    $     71,625    $   175,657    $   136,677
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Equity securities losses/(gains)                                11,426         (6,522)       (15,386)
    Depreciation and amortization of intangibles                    35,280         19,335         10,802
    Provision for credit losses                                    210,826         96,862         53,326
    Change in other assets and amounts due from
      securitizations                                               (9,765)      (302,608)      (127,931)
    Change in other liabilities                                     47,717        147,276         51,757
    Gain on securitization of mortgages and leases                 (88,204)       (75,033)       (35,652)
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          278,905         54,967         73,593
INVESTING ACTIVITIES
    Purchase of investments available for sale                 (46,510,251)   (30,770,841)    (3,313,555)
    Proceeds from sale of investments available for sale         1,736,050      1,121,679      1,692,544
    Proceeds from maturing investments available for sale       44,263,776     29,388,538      1,430,276
    Change in federal funds sold and interest-bearing
      deposits                                                       4,541       (303,435)      (202,262)
    Change in credit card receivables, excluding sales            (628,015)    (3,329,603)    (4,179,735)
    Proceeds from sales/securitizations of receivables           4,303,710      5,385,055      4,331,739
    Purchase of personal finance loan/lease portfolios            (141,687)      (288,753)      (214,094)
    Principal collected on personal finance loans                   84,423         60,544         30,945
    Personal finance loans made to customers                    (3,559,875)    (1,267,073)      (608,064)
    Purchase of premises and equipment                             (79,230)       (84,167)       (20,652)
    Proceeds from sale of premises and equipment                       227            574             20
    Excess of cash collections over income recognized on
      direct financing leases                                       37,476         78,282         38,910
    Equipment purchased for direct financing lease contracts      (319,543)      (325,729)      (235,773)
    Change in business card receivables, excluding sales          (598,486)      (262,064)       (43,684)
    Net change in other loans                                      (20,143)       (11,553)        (4,062)
--------------------------------------------------------------------------------------------------------
Net cash used by investing activities                           (1,427,027)      (608,546)    (1,297,447)
FINANCING ACTIVITIES
    Change in demand and savings deposits                          190,493        (11,277)         3,023
    Proceeds from deposits sold                                          0              0         30,018
    Proceeds from sales of time deposits                         1,934,081      1,481,557      1,322,388
    Payments for maturing time deposits                           (967,021)    (1,516,823)      (608,186)
    Change in repurchase agreements and term federal funds         (10,000)      (433,000)        47,545
    Proceeds from issuance of subordinated/senior debt              24,787         41,076         59,256
    Payments on redemption of subordinated/senior debt             (97,609)       (38,541)       (64,642)
    Proceeds from issuance of medium-term notes                    511,217        720,545        165,052
    Payments on maturity of medium-term notes                     (261,835)      (494,400)       (20,000)
    Change in notes payable                                       (269,612)       837,210        212,730
    Proceeds from issuance of capital securities                         0        100,000              0
    Proceeds from issuance of stock                                 14,000         11,974         94,179
    Cash dividends paid                                            (28,301)       (24,581)       (15,501)
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                        1,040,200        673,740      1,225,862
--------------------------------------------------------------------------------------------------------
Net (decrease)/increase in cash                                   (107,922)       120,161          2,008
Cash at beginning of year                                          165,875         45,714         43,706
Cash at end of year                                           $     57,953    $   165,875    $    45,714
--------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        ($ IN THOUSANDS, UNLESS OTHERWISE NOTED, EXCEPT PER SHARE DATA)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Advanta Corp. (the "Company"), a Delaware corporation, is a financial services company which provides a variety of products to consumers and small businesses. The Company services approximately 6.3 million customers and manages receivables in excess of $17.8 billion. The Company issues credit cards primarily through its wholly owned subsidiary Advanta National Bank ("ANB"). References to ANB in these Notes to Consolidated Financial Statements include, to the extent applicable, ANB's predecessors by merger (see Note 18). Substantially all of the Company's credit card processing is performed by a single outside third party processor. Total managed credit card receivables at December 31, 1997 totaled $11.2 billion. The Company also operates through other wholly owned subsidiaries including: Advanta Mortgage Corp. USA ("AMC") which originates mortgage loans secured by first or junior liens and automobile loans, Advanta Business Services Corp. ("ABS") which provides small ticket equipment leases and markets credit cards to businesses, and Advanta Life Insurance Company which reinsures or writes various credit insurance products available to the Company's customers. Managed receivables for AMC and ABS totaled approximately $5.3 billion and $1.3 billion, respectively, at December 31, 1997. On February 20, 1998 the Company completed a transaction with Fleet Financial Group, Inc. ("Fleet") to contribute substantially all of its consumer credit card receivables, subject to liabilities, to a limited liability company controlled by Fleet (see Note 11).

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

CREDIT CARD ORIGINATION COSTS, SECURITIZATION INCOME AND FEES

Credit Card Origination Costs

The Company accounts for credit card origination costs under Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents. The Company engages third parties to solicit and originate credit card account relationships. Amounts deferred under these arrangements approximated $89.2 million in 1997, $54.6 million in 1996 and $71.9 million in 1995.

     The Company amortizes deferred credit card origination costs following the consensus reached at the May 20, 1993 meeting of the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") regarding the acquisition of individual credit card accounts from independent third parties (EITF Issue 93-1). Under this consensus amounts paid to third parties are deferred and amortized on a straight-line basis over one year. Costs incurred for originations which were initiated prior to May 20, 1993 continue to be amortized over a 60 month period as was the Company's practice prior to the EITF Issue 93-1 consensus.

CREDIT CARD SECURITIZATION INCOME

The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), effective January 1, 1997. Under SFAS 125, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. The adoption of SFAS 125 did not have a material effect on the Company's financial statements.

     Under SFAS 125, the Company allocates the previous carrying amount of the credit card receivables securitized between the assets sold, and the retained interests, principally an interest in the receivables and an interest-only strip net of a recourse obligation, based on their relative estimated fair values at the date of sale. A gain is recognized at the time of the sale equal to the excess of the fair value of the assets obtained, principally cash, over the allocated cost of the assets sold. Servicing assets associated with credit card securitization transactions are immaterial as the benefits of servicing are not expected to be more or less than adequate compensation (as defined below) to the Company for performing the servicing. As all estimates used are influenced by factors outside the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. During the "revolving period" of each trust, securitization income is recorded representing gains on the sale of new receivables that are sold to the trusts on a continuous basis to replenish the investors' interest in trust receivables that have been repaid by the credit cardholders. As directed by SFAS 125, the retained interests in the receivables are measured in accordance with the provisions of SFAS 115 as available-for-sale securities. At December 31, 1997, the carrying value of the retained interests in the credit card receivables securitized approximated the market value.

     Prior to January 1, 1997 the Company recorded excess servicing income on credit card securitizations representing additional cash flow from the receivables initially sold based on estimates of the repayment term, including prepayments. As the estimates used to record excess servicing income were influenced by factors outside the Company's control, there was uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Excess servicing income recorded at the time of each transaction was substantially offset by the establishment of a recourse liability for anticipated charge-offs. During the "revolving period" of each trust, income was recorded based on additional cash flows from the new receivables which were sold to the trusts on a continual basis to replenish the investors' interest in trust receivables which had been repaid by the credit cardholders. Credit card securitization activities were affected by the adoption in the third quarter of 1996 of a new charge-off methodology relating to bankruptcies (see Credit Losses below), the upward repricing of interest rates and fees, increases in charge-offs and the related impact on allowances, all of which had in the aggregate an approximate $50 million impact (earnings increase) in 1996, as well as a 57% increase in average securitized receivables.

INTEREST INCOME

The Company recognizes interest income using a method which approximates the level yield method. Personal finance loans and business loans discontinue the accrual of interest when the related receivable is 90 days or more past due. Interest income is subsequently recognized only to the extent cash payments are received. Credit card receivables, except bankrupt, decedent and fraudulent accounts, continue to accrue interest until the time they charge-off at 186 days contractually delinquent.

MORTGAGE LOAN ORIGINATION FEES

The Company generally charges origination fees ("points") for mortgage loans where permitted under state law. Origination fees, net of direct origination costs, are deferred and amortized over the contractual life of the loan as an adjustment to yield (interest income). However, upon the sale or securitization of the loans, the unamortized portion of such fees is included in the computation of the gain on sale.

LOAN AND LEASE RECEIVABLES AVAILABLE FOR SALE

Loan and lease receivables available for sale represent receivables currently on the balance sheet that the Company generally intends to sell or securitize within the next six months. These assets are reported at the lower of aggregate cost or fair market value.

INVESTMENTS AVAILABLE FOR SALE

Investments available for sale include securities that the Company sells from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as Available for Sale are reported at market value under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, unrealized gains and losses on these securities (except those held by the Company's venture capital unit, Advanta Partners LP) are recorded as adjustments to stockholders' equity, net of income taxes.

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

     Derivatives not qualifying for hedge or synthetic accounting treatment would be carried at market value with realized and unrealized gains and losses included in noninterest revenues. At December 31, 1997, 1996 and 1995, all the Company's derivatives qualified as hedges or synthetic alterations.

INCOME FROM PERSONAL FINANCE LOANS

The Company, through its subsidiaries, sells mortgage, home equity and auto loans through secondary market securitizations, typically with servicing retained. Under SFAS 125, the Company allocates the previous carrying amount of the receivables securitized between the assets sold and the retained interests, principally servicing and an interest-only strip net of a recourse obligation, based on their relative estimated fair values at the date of sale. A gain is recognized at the time of the sale equal to the excess of the fair value of the assets obtained, principally cash, over the allocated cost of the assets sold and transaction costs. The retained interest-only strip represents the remaining interest collected from the borrowers on the underlying loans after the payment of pass-through interest to the certificate holders and the payment of a servicing fee to the Company in its role as servicer and is partially offset by the estimated fair value of the Company's recourse obligation for anticipated charge-offs. SFAS 125 directs that the retained interest-only strips should be subsequently classified and measured in accordance with the provisions of SFAS
115. The Company classifies the retained interest-only strips from the securitization of mortgage and home equity loans as trading securities. These assets are subsequently recorded at estimated fair value and the resulting unrealized gain or loss from the valuation of the receivable is recorded in the results of operations for the period. The Company estimates the fair value based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average coupon on each pool of the loans sold over the sum of the pass-through interest rate plus the servicing fee, a trustee fee, credit enhancement costs and an estimate of future credit losses over the life of the loans. Management believes these cash flows are projected over the life of the loans using prepayment, default, and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk. Management also believes that the cash flows are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. As all estimates used are influenced by factors outside the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.

     Prior to January 1, 1997, the Company recorded a gain on the securitization of personal finance loans at the time of sale, approximately equal to the present value, using a risk adjusted discount rate, of the excess of the anticipated future interest and fees paid by borrowers on the underlying loans over the sum of the pass through rate of interest payable to the certificate holders, a loan servicing fee which is paid to the Company in its role as servicer, estimated credit losses and certain transaction related costs. The Company recorded a corresponding excess spread asset at the time of sale equal to the gain recognized. The excess spread asset was amortized, as a charge to servicing fees and other income, in proportion to cash flows received over the estimated lives of the underlying loans. The asset was carried at the lower of amortized cost or net realizable value. The carrying value was evaluated quarterly by the Company on a disaggregated basis to determine whether prepayment and loan loss experience had impaired this carrying value. Reductions in the value of the excess spread that are due to adverse prepayment and loan loss experience were recognized as a charge to earnings, while increases were not recognized. As all estimates used were influenced by factors outside the Company's control, there was uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. In addition to the excess spread, the gain also included premiums on loans sold, nonrefundable fees and gains or losses on hedging transactions structured to minimize the risk of interest rate fluctuations (See Notes 3 and 16).

     Income from personal finance loans also includes negotiated loan servicing fees on mortgage loan portfolios which were never owned by the Company ("contract servicing").

INCOME FROM BUSINESS LOAN AND LEASE SECURITIZATIONS

The Company, through its subsidiaries, sells business loans and leases through secondary market securitizations. Under SFAS 125, the Company allocates the previous carrying amount of the lease receivables securitized between the assets sold and the retained interests, principally an interest in the receivables and an interest-only strip net of a recourse obligation, based on their relative estimated fair values at the date of sale. A gain is recognized at the time of the sale equal to the excess of the fair value of the assets obtained, principally cash, over the allocated cost of the assets sold. The Company estimates the fair value based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average yield on each pool of the leases sold over the sum of the pass-through interest rate plus the servicing fee and an estimate of future credit losses over the life of the leases. Management believes that these cash flows are projected over the life of the leases using prepayment, default, and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk. Management also believes that the cash flows are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. As all estimates used are influenced by factors outside the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. As directed by SFAS 125, the retained interests in the receivables are measured in accordance with the provisions of SFAS 115 as available-for-sale securities. At December 31, 1997, unrecognized gains and losses on the retained interests in the credit card receivables securitized was not material.

     Prior to January 1, 1997, the Company recorded excess servicing income on lease securitizations approximately equal to the present value of the anticipated future cash flows, assuming an estimated prepayment rate, net of anticipated charge-offs, partially offset by deferred initial direct costs, transaction expenses, servicing fees, pass-through interest rate and estimated credit losses under certain recourse requirements of the transactions. As these estimates were influenced by factors outside the Company's control, there was uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Also included in income was the difference between the net sales proceeds and the carrying amount of the receivables sold. Subsequent to the initial sale, securitization income was recorded in proportion to the actual cash flows received from the trusts.

     At December 31, 1997 and 1996, the Company's accounting for the securitization of business card receivables was substantially the same as the accounting for the securitization of credit card receivables discussed above. (See Notes 3 and 16).

     Servicing assets associated with business loan and lease securitization transactions are immaterial as the benefits of servicing are not expected to be more or less than adequate compensation (as defined below) to the Company for performing the servicing.

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

CREDIT LOSSES

The Company's charge-off policy, as it relates to consumer and business credit card accounts, is to charge-off a receivable, if not paid, at 186 days contractually delinquent. Accounts suspected of being fraudulent are written off after a 90 day investigation period, unless the investigation shows no evidence of fraud.

     In the third quarter of 1996, the Company adopted a new charge-off methodology related to bankrupt credit card accounts, providing for up to a 90-day (rather than up to a 30-day) investigative period following notification of the bankruptcy petition, prior to charge-off. This new methodology is consistent with others in the credit card industry.

     The Company charges-off expected losses on all non-performing personal finance loans generally no later than when they have become twelve months delinquent. Lease receivables are generally written-off when at 120 days contractually delinquent.

PREMISES AND EQUIPMENT

Premises, equipment, computers and software are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred.

CONTRACTUAL MORTGAGE SERVICING RIGHTS

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122") which requires the Company to recognize rights to service mortgage loans for others based on their relative fair value as separate assets. Effective January 1, 1997, SFAS 125 superceded SFAS 122. Under SFAS 125, the Company capitalizes the right to service mortgage loans based on the relative fair value of the receivables that are sold. Management has estimated the fair value of contractual mortgage servicing rights based on a discounted cash flow analysis. The cash flows are estimated as the excess of the benefits of servicing, principally revenues from contractually specified servicing fees, late charges, and other ancillary sources, over adequate compensation. SFAS 125 defines adequate compensation as the amount of benefits of servicing that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. The cost allocated to the contractual mortgage servicing rights is amortized in proportion to, and over the period of estimated net future servicing fee income.

JOINT VENTURE

In 1995, the Company formed a joint venture with The Royal Bank of Scotland, RBS Advanta, to market, issue and service bankcards in the United Kingdom. As of December 31, 1997 the Company owned 49% of the RBS Advanta joint venture, the investment in which is accounted for under the equity method. In connection with the Transaction described in Note 11, the Company contributed its economic interest in the RBS Advanta joint venture to the Fleet LLC.

GOODWILL

Goodwill, representing the cost of investments in subsidiaries and affiliated companies in excess of net assets acquired at acquisition, is amortized on a straight-line basis for a period of up to 25 years.

STOCK-BASED COMPENSATION

The Company has elected to account for stock-based compensation following Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") as permitted by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company has adopted the disclosure only provision of SFAS 123.

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

EARNINGS PER SHARE

Earnings per share are calculated under the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation and disclosure of Basic Earnings Per Share and Diluted Earnings Per Share. Basic Earnings Per Share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders is computed by deducting Class A and Class B preferred stock dividends from net income. Diluted Earnings Per Share is computed by dividing income available to common stockholders, increased by dividends on dilutive Class B preferred stock for the period, divided by the sum of average common shares outstanding plus dilutive common shares for the period. Potentially dilutive common shares include stock options, restricted stock issued under incentive plans and Class B preferred stock. Since the cash dividends declared on the Company's Class B Common Stock were higher than the dividends declared on the Class A Common Stock, Basic and Dilutive Earnings Per Share have been calculated using the "two-class" method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company has also presented "Combined Earnings Per Share," which represents a weighted average of Class A Earnings Per Share and Class B Earnings Per Share. As required by SFAS 128, all prior period earnings per share data presented have been restated.

CASH FLOW REPORTING

For purposes of reporting cash flows, cash includes cash on hand and amounts due from banks. Cash paid during 1997, 1996 and 1995 for interest was $304.0 million, $241.1 million and $147.2 million, respectively. Cash paid or (refunds received) for taxes during these periods was $(6.1) million, $45.1 million and $43.9 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued the following Statements of Financial Accounting Standards:

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued in July 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS No. 130 on January 1, 1998.

     SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997, and is effective for periods beginning after December 15, 1997. SFAS No. 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on product and services, geography, legal structure, management structure -- any manner in which management desegregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. The Company intends to report information on two segments as a result of the adoption of SFAS No. 131, Advanta Personal Finance Services and Advanta Business Services.

NOTE 2.  LOAN AND LEASE RECEIVABLES

Loan and lease receivables consisted of the following:

                                                                    DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 1997          1996
--------------------------------------------------------------------------------------
Credit cards(A)                                               $2,579,890    $2,045,219
Personal finance loans(B)                                        478,433       376,260
Business loans and leases(C)                                     298,789       214,327
Other loans                                                       40,978        20,835
--------------------------------------------------------------------------------------
Gross loan and lease receivables                               3,398,090     2,656,641
--------------------------------------------------------------------------------------
Add: Deferred origination costs, net of deferred fees(D)         116,229        45,546
Less: Allowance for credit losses:
  Credit cards                                                  (118,420)      (76,084)
  Personal finance loans                                          (5,822)       (8,785)
  Business loans and leases                                       (9,798)       (4,241)
  Other                                                           (3,733)          (74)
--------------------------------------------------------------------------------------
Total allowance                                                 (137,773)      (89,184)
--------------------------------------------------------------------------------------
Net loan and lease receivables                                $3,376,546    $2,613,003
--------------------------------------------------------------------------------------

(A) Includes credit card receivables available for sale of $1.0 billion and $1.1 billion in 1997 and 1996, respectively.

(B) Includes personal finance loan receivables available for sale of $394.1 million and $337.3 million in 1997 and 1996, respectively and is net of unearned income of $3.1 million in 1997.

(C) Includes business loans and leases available for sale of $43.8 million and $71.9 million in 1997 and 1996, respectively, and is net of unearned income of $20.7 million and $20.9 million in 1997 and 1996, respectively. Also includes residual interest for both years.

(D) Includes approximately $7.0 million and $4.0 million in 1997 and 1996, respectively, related to loan and lease receivables available for sale.

Receivables serviced for others consisted of the following items:

                                                                     DECEMBER 31,
----------------------------------------------------------------------------------------
                                                                 1997           1996
----------------------------------------------------------------------------------------
Credit cards                                                  $ 8,664,711    $10,646,177
Personal finance loans(A)                                       4,830,403      2,377,430
Business loans and leases                                         965,000        608,945
----------------------------------------------------------------------------------------
          Total                                               $14,460,114    $13,632,552
----------------------------------------------------------------------------------------

(A) Excludes mortgage loans which were not originated by the Company, but which the Company services for a fee ("contract servicing"). Contract servicing receivables were $9.2 billion and $3.7 billion at December 31, 1997 and 1996, respectively.

The geographic concentration of managed receivables was as follows:

                                                                   DECEMBER 31,
-----------------------------------------------------------------------------------------------
                                                           1997                    1996
                                                   --------------------    --------------------
                                                   RECEIVABLES      %      RECEIVABLES      %
-----------------------------------------------------------------------------------------------
California                                         $ 2,545,282     14.3%   $ 2,559,128     15.7%
New York                                             1,349,654      7.6      1,283,895      7.9
Florida                                              1,037,763      5.8        902,692      5.5
Texas                                                1,026,350      5.7      1,003,641      6.2
New Jersey                                             823,897      4.6        731,055      4.5
All other                                           11,075,258     62.0      9,808,782     60.2
-----------------------------------------------------------------------------------------------
          Total managed receivables                $17,858,204    100.0%   $16,289,193    100.0%
-----------------------------------------------------------------------------------------------

     In the normal course of business, the Company makes commitments to extend credit to its credit card customers. Commitments to extend credit are agreements to lend to a customer subject to certain conditions established in the contract. The Company does not require collateral to support this financial commitment. At December 31, 1997 and 1996, the Company had $54.2 billion and $41.2 billion, respectively, of commitments to extend credit outstanding for which there is potential credit risk. The Company believes that its customers' utilization of these lines of credit will continue to be substantially less than the amount of the commitments, as has been the Company's experience to date. At December 31, 1997 and 1996, outstanding managed consumer and business credit card receivables represented 22% and 32%, respectively, of outstanding commitments.

NOTE 3.  CREDIT CARD, PERSONAL FINANCE AND BUSINESS LOAN AND LEASE
SECURITIZATIONS

ANB had securitized credit card receivables outstanding of $8.7 billion at December 31, 1997. In each securitization transaction, credit card receivables were transferred to a trust which issued certificates representing ownership interests in the trust primarily to institutional investors. ANB retained a participation interest in the trusts, reflecting the excess of the total amount of receivables transferred to the trust over the portion represented by certificates sold to investors. The retained participation interests in the credit card trusts were $1.6 billion and $0.9 billion at December 31, 1997 and 1996, respectively. Although ANB continues to service the underlying credit card accounts and maintain the customer relationships, these transactions are treated as sales for financial reporting purposes to the extent of the investors' interests in the trusts. Accordingly, the associated receivables are not reflected on the balance sheet.

     ANB is subject to certain recourse obligations in connection with these securitizations. At December 31, 1997 and 1996, ANB had liabilities of $338.3 million and $334.6 million, respectively, related to these recourse obligations. These liabilities are netted against the amounts due from credit card securitizations.

     At December 31, 1997, ANB had amounts receivable from credit card securitizations, including related interest-bearing deposits, of $647.2 million, $438.8 million of which constitutes amounts which are subject to liens by the providers of the credit enhancement facilities for the individual securitizations and is inclusive of amounts awaiting distributions to investors. At December 31, 1996, the amounts receivable were $733.3 million and amounts subject to lien (inclusive of amounts due to investors) were $333.9 million.

     At December 31, 1997, the Company had $4.8 billion of securitized personal finance loan receivables outstanding which are subject to certain recourse obligations. The Company had liabilities of $120.0 million and $64.4 million at year end 1997 and 1996, respectively, related to these recourse obligations which are netted against the retained interest-only strips (see Note 16). At December 31, 1997, the Company had amounts receivable from mortgage loan sales and securitizations of $402.6 million, $146.8 million of which was subject to liens. At December 31, 1996, the amounts receivable and amounts subject to lien were $260.2 million and $96.5 million, respectively.

     At December 31, 1997, the Company had $965 million of securitized business loans and leases outstanding which are subject to certain recourse obligations. There were liabilities of $28.2 million and $22.2 million at year end 1997 and 1996, respectively, related to these recourse obligations which are netted against the retained interest-only strips from business loan and lease securitizations (see Note 16). The Company had amounts receivable from business loan and lease securitizations of $6.3 million at year end 1997, none of which was subject to liens and $27.6 million at year end 1996, of which $8.1 million was subject to liens by providers of the credit enhancement facilities (see Note
16). Total interest in equipment residuals for lease assets sold was $42.7 million and $32.1 million at December 31, 1997 and 1996, respectively, and is also subject to recourse obligations.

     As indicated in Note 1, recourse liabilities are established at the time of the securitization transactions based on anticipated future cash flows, prepayment rates and charge-offs. As these estimates are influenced by factors outside of the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.

NOTE 4.  ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses for lending and leasing transactions is established to reflect losses anticipated from delinquencies that have already occurred. In estimating the allowance, management relies on historical experience by loan type adjusted for any known trends in the portfolio. As these estimates are influenced by factors outside of the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.

     Any adjustments to the allowance (net of transfers between on-and off-balance sheet recourse liabilities) are reported in the Consolidated Income Statements in the periods they become known.

The following table displays five years of allowance history:

ALLOWANCE FOR CREDIT LOSSES                             YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------
                                           1997        1996       1995       1994       1993
----------------------------------------------------------------------------------------------
Balance at January 1                     $  89,184   $ 53,494   $ 41,617   $ 31,227   $ 40,228
Provision for credit losses                210,826     96,862     53,326     34,198     29,802
Transfers from/(to) recourse
  liabilities                                    0      3,000      1,100     11,485    (12,027)
Allowances on receivables
  (sold)/purchased                         (11,015)     6,404          0          0          0
Gross credit losses:
  Credit cards                            (155,528)   (73,466)   (41,779)   (28,646)   (33,805)
  Personal finance loans                    (6,825)    (3,473)    (6,038)   (11,731)    (2,247)
  Business loans and leases                 (9,583)    (3,444)    (1,413)    (1,053)    (1,376)
  Other loans                                   (4)       (13)       (38)       (44)       (93)
----------------------------------------------------------------------------------------------
Total credit losses                       (171,940)   (80,396)   (49,268)   (41,474)   (37,521)
Recoveries:
  Credit cards                              18,511      8,945      6,354      5,958     10,182
  Personal finance loans                       991        414         76         42         40
  Business loans and leases                  1,215        442        274        139        429
  Other loans                                    1         19         15         42         94
----------------------------------------------------------------------------------------------
Total recoveries                            20,718      9,820      6,719      6,181     10,745
----------------------------------------------------------------------------------------------
Net credit losses                         (151,222)   (70,576)   (42,549)   (35,293)   (26,776)
Balance at December 31                   $ 137,773   $ 89,184   $ 53,494   $ 41,617   $ 31,227
----------------------------------------------------------------------------------------------

NOTE 5.  INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consisted of the following:

                                                                  DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------
                                             1997                                               1996
                       -------------------------------------------------   ----------------------------------------------
                                      GROSS        GROSS                                 GROSS        GROSS
                       AMORTIZED    UNREALIZED   UNREALIZED     MARKET     AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                          COST        GAINS        LOSSES       VALUE        COST        GAINS        LOSSES      VALUE
-------------------------------------------------------------------------------------------------------------------------
U. S. Treasury &
 other U.S.
 Government
 securities            $1,083,848      $ 82        $(184)     $1,083,746   $645,113       $ 21       $  (677)    $644,457
State and municipal
 securities                 5,195       123            0           5,318      3,640         38             0        3,678
Collateralized
 mortgage obligations      15,639         0         (151)         15,488      7,624          9          (108)       7,525
Asset-backed
 securities                94,324       150            0          94,474     41,493         45          (464)      41,074
Equity securities(1)       69,092         0         (250)         68,842     69,830        440          (250)      70,020
Other                       1,344         0           (3)          1,341        925          0            (4)         921
-------------------------------------------------------------------------------------------------------------------------
       Total           $1,269,442      $355        $(588)     $1,269,209   $768,625       $553       $(1,503)    $767,675
-------------------------------------------------------------------------------------------------------------------------

                                        DECEMBER 31,
---------------------  ----------------------------------------------
                                            1995
                       ----------------------------------------------
                                     GROSS        GROSS
                       AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                         COST        GAINS        LOSSES      VALUE
---------------------  ----------------------------------------------
U. S. Treasury &
 other U.S.
 Government
 securities            $405,614       $ 70        $(286)     $405,398
State and municipal
 securities              24,239         52            0        24,291
Collateralized
 mortgage obligations     8,066          0         (101)        7,965
Asset-backed
 securities              36,599          0         (103)       36,496
Equity securities(1)     41,971        196         (250)       41,917
Other                    16,167          0           (1)       16,166
---------------------------------------------------------------------
       Total           $532,656       $318        $(741)     $532,233
---------------------------------------------------------------------

(1) Includes investments of Advanta Partners LP.

     At December 31, 1997 and 1996, investment securities with a book value of $2,016 and $2,916, respectively, were pledged at the Federal Reserve Bank. At December 31, 1997, 1996 and 1995, investment securities with a book value of $5,370, $6,395 and $6,281, respectively, were deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers. At December 31, 1997, $233 of net unrealized losses on securities was included in investments available for sale. During 1997, the net change in unrealized gains/losses on available for sale securities included as a separate component of stockholders' equity was an increase of $466.

     Maturity of investments available for sale at December 31, 1997 was as follows:

                                                              AMORTIZED       MARKET
                                                                 COST         VALUE
--------------------------------------------------------------------------------------
Due in 1 year                                                 $1,035,095    $1,035,051
Due after 1 but within 5 years                                    51,128        51,112
Due after 5 but within 10 years                                    2,135         2,208
Due after 10 years                                                   685           693
--------------------------------------------------------------------------------------
     Subtotal                                                  1,089,043     1,089,064
Collateralized mortgage obligations                               15,639        15,488
Asset-backed securities                                           94,324        94,474
Equity and other securities                                       70,436        70,183
--------------------------------------------------------------------------------------
          Total investments                                   $1,269,442    $1,269,209
--------------------------------------------------------------------------------------

     During 1997, proceeds from sales of available for sale securities were $1,736,050. Gross gains of $3,867 and losses of $181 were realized on these sales. Of the gross gains, $3,471 relates to investments held by the Company's venture capital unit. Proceeds during 1996 were $1,121,679. Gross gains of $2,492 and losses of $110 were realized on these sales. Of the gross gains, $2,448 related to an investment held by the Company's venture capital unit. Proceeds during 1995 were $1,692,544. Gross gains of $8,666 and losses of $320 were realized on these sales. Of the gross gains, $8,610 related to investments held by the Company's venture capital unit. The specific identification method was the basis used to determine the amortized cost in computing realized gains and losses.

NOTE 6.  DEBT

Debt consisted of the following:

                                                                    DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 1997          1996
--------------------------------------------------------------------------------------
SENIOR DEBT
RediReserve certificates (4.17%)                              $    3,611    $    4,952
6 month senior notes (6.16%-6.53%)                                 3,523         4,857
12 month senior notes (6.06%-6.86%)                               51,537        66,955
18 month senior notes (6.11%-6.95%)                                6,795         7,855
24 month senior notes (5.87%-7.14%)                               33,517        41,911
30 month senior notes (5.92%-7.56%)                               14,441        13,599
48 month senior notes (5.60%-7.56%)                                8,061        10,440
60 month senior notes (5.83%-9.00%)                               21,999        48,108
Value notes, fixed (6.85%-7.85%)                                  30,755             0
Medium-term notes, fixed (6.38%-8.36%)                           861,462       627,835
Medium-term notes, floating                                      238,000       253,000
Short-term bank notes, fixed (5.98%)                              99,986       162,954
Short-term bank notes, floating                                  141,974       146,395
Medium-term bank notes, fixed (5.59%-7.18%)                      408,651       530,086
Medium-term bank notes, floating                                 260,837       305,481
Other senior notes (5.97%-11.34%)                                  7,491         9,639
--------------------------------------------------------------------------------------
Total senior debt                                              2,192,640     2,234,067
SUBORDINATED DEBT
Subordinated notes (5.60%-11.34%)                                  5,754        21,275
7% subordinated bank notes due 2003                               49,778        49,739
--------------------------------------------------------------------------------------
Total subordinated debt                                           55,532        71,014
--------------------------------------------------------------------------------------
Total debt                                                     2,248,172     2,305,081
Less short-term debt & certificates                             (809,814)     (911,986)
--------------------------------------------------------------------------------------
Long-term debt                                                $1,438,358    $1,393,095
--------------------------------------------------------------------------------------

     The Company's senior floating rate notes were priced based on a factor of LIBOR. At December 31, 1997 the rates on these notes varied from 5.89% to 6.46%. At December 31, 1997 and 1996, the Company used derivative financial instruments to effectively convert certain fixed rate debt to a LIBOR based variable rate. See Note 23.

     The annual maturities of long-term debt at December 31, 1997 for the years ending December 31 are as follows: $407.8 million in 1999; $425.0 million in 2000; $448.0 million in 2001; $91.6 million in 2002; and $66.0 million thereafter. The average interest cost of the Company's debt during 1997, 1996 and 1995 was 6.42%, 6.39%, and 6.92%, respectively.

NOTE 7.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

In December 1996, Advanta Capital Trust I, a newly formed statutory business trust established by and wholly-owned by the Company (the "Trust"), issued in a private offering $100 million of capital securities, representing preferred beneficial interests in the assets of the Trust (the "Capital Securities"). The Company used the proceeds from the sale for general corporate purposes. The sole assets of the Trust consist of $100 million of 8.99% junior subordinated debentures issued by the Company due December 17, 2026 (the "Junior Subordinated Debentures"). The Capital Securities will be subject to mandatory redemption under certain circumstances, including at any time on or after December 17, 2006 upon the optional prepayment by the Company of the Junior Subordinated Debentures at an amount per Capital Security equal to 104.495% of the principal amount (declining ratably on each December 17 thereafter to 100% on December 17, 2016), plus accrued and unpaid distributions thereon. The obligations of the Company with respect to the Junior Subordinated Debentures, when considered together with the obligations of the Company under the Indenture relating to the Junior Subordinated Debentures, the Amended and Restated Declaration of Trust relating to the Capital Securities and the Capital Securities Guarantee issued by the Company with respect to the Capital Securities will provide, in the aggregate, a full and unconditional guarantee of payments of distributions and other amounts due on the Capital Securities. In July, 1997, the Company and the Trust exchanged the outstanding Capital Securities and Junior Subordinated Debentures for substantially identical securities which were registered under the Securities Act of 1933, as amended (the "Act"). The Company also exchanged the Capital Securities Guarantee for a substantially identical guarantee which was also registered under the Act. Dividends on the Capital Securities are cumulative, payable semi-annually in arrears, and are deferrable at the Company's option for up to ten consecutive semi-annual periods. The Company cannot pay dividends on its preferred or common stocks during such deferments. Dividends on the Capital Securities have been classified as a component of noninterest expense in the Consolidated Income Statements. The Trust has no operations or assets separate from its investment in the Junior Subordinated Debentures. Separate financial statements of the Trust are not presented because management has determined that they would not be meaningful to investors.

NOTE 8.  CAPITAL STOCK

The number of shares of capital stock was as follows:

                                                              ISSUED AND OUTSTANDING
                                                                   DECEMBER 31,
------------------------------------------------------------------------------------
                                                                1997          1996
------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
Class A preferred -- $1,000 par value; Authorized, 1,010            1             1
------------------------------------------------------------------------------------
Class B preferred -- $.01 par value; Authorized, 1,000,000         25            25
------------------------------------------------------------------------------------
Class A voting common stock -- $.01 par value;
  Authorized, 214,500,000                                      18,194        17,945
Class B non-voting common stock -- $.01 par value;
  Authorized, 230,000,000                                      26,564        25,593
Less treasury stock:
  Class B                                                         418             1
------------------------------------------------------------------------------------
          Total common stock                                   44,340        43,537
------------------------------------------------------------------------------------

     The Class A Preferred Stock is entitled to 1/2 vote per share and a non-cumulative dividend of $140 per share per year, which must be paid prior to any dividend on the common stock. Dividends were declared on the Class A Preferred Stock for the first time in 1989 and have continued through 1997 as the Company paid dividends on its common stock. The redemption price of the Class A Preferred Stock is equivalent to the par value.

     In 1995, the Company sold 2,500,000 depositary shares each representing a one-hundredth interest in a share of Stock Appreciation Income Linked Securities ("SAILS"). The SAILS constitute a series of the Company's Class B Preferred Stock, designated as 6 3/4% Convertible Class B Preferred Stock, Series 1995 (SAILS). The SAILS (and thereby the related depositary shares) are not redeemable by the Company before September 15, 1998. The call price of each of the depositary shares will be $37.6244 declining periodically to $37.00 at September 15, 1999 (the mandatory conversion date). On September 15, 1999, unless either previously redeemed by the Company or converted at the option of the holder, each share of the SAILS will automatically convert into 100 shares of Class B Common Stock. The SAILS pay an annual dividend of $249.75 per share and must be paid prior to any dividend on the common stock. Proceeds from the offering, net of underwriting discount, were approximately $90 million. The Company used the proceeds of the offering for general corporate purposes, including financing the growth of its subsidiaries.

     On February 20, 1998, the Company purchased 7,882,750 shares of its Class A Common Stock, 12,482,850 of its Class B Common Stock at $40 per share net, and 1,078,930 of its depositary shares each representing one one-hundredth interest in a share of SAILS at $32.80 per share net through an issuer tender offer.

NOTE 9.  INCOME TAXES

Income tax expense (benefit) consisted of the following components:

                                                                 YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------
                                                               1997       1996       1995
-------------------------------------------------------------------------------------------
Current:
  Federal                                                     $ 5,953    $78,037    $55,184
  State                                                          (651)     5,346      4,943
-------------------------------------------------------------------------------------------
                                                                5,302     83,383     60,127
-------------------------------------------------------------------------------------------
Deferred:
  Federal                                                      16,950      5,800     14,316
  State                                                         2,653        (79)       783
-------------------------------------------------------------------------------------------
                                                               19,603      5,721     15,099
-------------------------------------------------------------------------------------------
          Total tax expense                                   $24,905    $89,104    $75,226
-------------------------------------------------------------------------------------------

     The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                                                                 YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------
                                                               1997       1996       1995
-------------------------------------------------------------------------------------------
Statutory federal income tax                                  $33,786    $92,740    $74,166
State income taxes, net of federal income tax benefit           1,302      3,423      3,722
Nontaxable investment income                                     (560)      (443)      (984)
Insurance income                                               (8,707)    (4,492)         0
Tax credits                                                    (5,271)    (1,231)         0
Other                                                           4,355       (893)    (1,678)
-------------------------------------------------------------------------------------------
Consolidated tax expense                                      $24,905    $89,104    $75,226
-------------------------------------------------------------------------------------------

     Deferred taxes are determined based on the estimated future tax effects of the differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax asset/(liability) is comprised of the following:

                                                                  DECEMBER 31,
-----------------------------------------------------------------------------------
                                                                1997         1996
-----------------------------------------------------------------------------------
Deferred taxes:
  Gross assets                                                $  84,676    $112,861
  Gross liabilities                                            (118,655)    (83,226)
-----------------------------------------------------------------------------------
          Total deferred taxes                                $ (33,979)   $ 29,635
-----------------------------------------------------------------------------------

     The Company concluded that a valuation allowance against deferred tax assets at December 31, 1997 and 1996 was not necessary. Realization of the deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

     The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                1997        1996
----------------------------------------------------------------------------------
SFAS 91                                                       $(24,655)   $(17,870)
Loan losses                                                     45,224      26,851
Mortgage banking income                                         (4,176)      6,623
Securitization income                                          (34,367)    (35,415)
Leasing income                                                 (10,772)     56,447
Other                                                           (5,233)     (7,001)
----------------------------------------------------------------------------------
          Net deferred tax (liability)/assets                 $(33,979)   $ 29,635
----------------------------------------------------------------------------------

NOTE 10.  BENEFIT PLANS

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

     The following table summarizes the Company's incentive plans:

                                                                                          RESTRICTED
                                                       PLAN PERFORMANCE     ORIGINAL        SHARES
                        PLAN                            YEARS COVERED      STOCK PRICE    OUTSTANDING
-----------------------------------------------------------------------------------------------------
AMIPWISE III                                              1996-1998          $17.00         488,800
AMIPWISE IV                                               1999-2001          $25.00         706,137
-----------------------------------------------------------------------------------------------------

     The weighted average fair value of shares issued on or after January 1, 1995 are: $35 for 77,517 AMIPWISE III shares and $26 for 450,321 AMIPWISE IV shares issued in 1995, $42 for both 277,219 AMIPWISE III shares and 281,931 AMIPWISE IV shares issued in 1996, and $39 for 99,494 AMIPWISE III shares and $38 for 158,958 AMIPWISE IV shares in 1997.

     At December 31, 1997, a total of 1,334,434 shares issued under these and the predecessor plans to AMIPWISE III were subject to restrictions and were included in the number of shares outstanding.

     At December 31, 1997 the Company had two stock option plans and accounts for these plans under APB 25, under which no compensation expense has been recognized.

     Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               1997        1996        1995
---------------------------------------------------------------------------------------------
Net Income
  As reported                                                 $71,625    $175,657    $136,677
  Pro forma                                                    58,576     168,193     119,718

Basic Earnings per share (See Note 1.)
  As reported
     Combined                                                 $  1.52    $   4.15    $   3.38
     A                                                           1.45        4.08        3.34
     B                                                           1.57        4.19        3.42
  Pro forma
     Combined                                                 $  1.22    $   3.97    $   2.95
     A                                                           1.15        3.90        2.91
     B                                                           1.27        4.01        2.98

Dilutive Earnings per share
  As reported
     Combined                                                 $  1.50    $   3.89    $   3.20
     A                                                           1.43        3.86        3.18
     B                                                           1.54        3.91        3.22
  Pro forma
     Combined                                                 $  1.20    $   3.73    $   2.80
     A                                                           1.14        3.70        2.77
     B                                                           1.24        3.75        2.82
---------------------------------------------------------------------------------------------

     Because SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. During 1997, the Company changed the exercise price of certain options granted during 1996 and 1997 to the current market price on the date of the modification. No other modifications were made to these awards, and this modification would not have resulted in additional compensation expense under the accounting prescribed by SFAS 123.

     The Company's two stock option plans together authorize the grant to employees and directors of options to purchase an aggregate of 10.2 million shares of common stock. The Company presently intends only to issue options to purchase Class B common stock. Options generally vest over a four-year period and expire 10 years after the date of grant.

     Shares available for future grant were approximately 2.8 million at December 31, 1997, and 3.2 million at December 31, 1996. Transactions under the plans for the three years ended December 31, 1997, were as follows:

                                       1997                           1996                           1995
                           ----------------------------   ----------------------------   ----------------------------
                           NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
                            SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
  (SHARES IN THOUSANDS)    ------------------------------------------------------------------------------------------
Outstanding at beginning
  of year                    4,109           $25            4,381           $21            3,415           $14
Granted                        967            27              578            39            1,363            34
Exercised                     (774)           11             (699)            9             (300)            6
Terminated                    (368)           33             (151)           30              (97)           27
---------------------------------------------------------------------------------------------------------------------
Outstanding at end of
  year                       3,934            27            4,109            25            4,381            21
---------------------------------------------------------------------------------------------------------------------
Options exercisable at
  year-end                   2,003                          2,138                          2,015
---------------------------------------------------------------------------------------------------------------------
Weighted average fair
  value of options
  granted during the year   $22.90                         $19.87                         $19.34
---------------------------------------------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding at December 31,1997:

    (SHARES IN THOUSANDS)        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                    NUMBER      WEIGHTED AVERAGE                        NUMBER
   RANGE OF       OUTSTANDING      REMAINING       WEIGHTED AVERAGE   EXERCISABLE   WEIGHTED AVERAGE
EXERCISE PRICES   AT 12/31/97   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/97    EXERCISE PRICE
                  -------------------------------------------------   ------------------------------
    1 to 10            162         2.5 years             $ 3               162            $ 3
   11 to 20            515         4.1                    12               515             12
   21 to 30          1,814         7.5                    26               737             26
   31 to 40          1,287         6.1                    35               531             35
   40 to 52            156         8.1                    43                58             43
----------------------------------------------------------------------------------------------------
                     3,934         6.4                    27             2,003             23
----------------------------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 6.7%, 6.0% and 6.7% for 1997, 1996 and 1995, respectively; expected dividend yields of 1 percent; expected lives of 10 years; expected volatility of 40% for 1997 and 41% for 1996 and 1995.

     The Company also has outstanding options to purchase 25 thousand shares of common stock at a price of $4.75 per share, which were not issued pursuant to either of the stock option plans. All of these shares were issued prior to January 1, 1995 and were vested at December 31, 1997.

     The Company has an Employee Stock Purchase Plan which allows employees and directors to purchase Class B common stock at a 15% discount from the market price without paying brokerage fees. The Company reports this 15% discount as compensation expense and incurred expense of $339, $248 and $145 in 1997, 1996 and 1995, respectively. During 1996, shares were issued under the plan from unissued stock or from treasury stock at the average market price on the day of purchase.

     The Company has a tax-deferred employee savings plan which provides employees savings and investment opportunities, including the ability to invest in the Company's Class B common stock. The employee savings plan provides for discretionary Company contributions equal to a portion of the first 5% of an employee's compensation contributed to the plan. For the three years ended December 31, 1997, 1996 and 1995, the Company contributions equaled 100% of the first 5% of participating employees' compensation contributed to the plan. The expense for this plan totaled $3,494, $2,546 and $2,027 in 1997, 1996, and 1995, respectively. All shares purchased by the plan for the three years ended December 31, 1997, 1996 and 1995 were acquired from the Company at the market price on each purchase date or were purchased on the open market.

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

NOTE 11.  DISPOSITION OF CREDIT CARD ASSETS (UNAUDITED)

Pursuant to the terms of a contribution agreement, dated as of October 28, 1997, as amended February 20, 1998, by and between the Company and Fleet Financial Group, Inc. ("Fleet"), the Company and certain of its subsidiaries and Fleet and certain of its subsidiaries each contributed certain assets and liabilities of their respective consumer credit card businesses in exchange for an ownership interest in the LLC (the "Transaction"). The Transaction was consummated on February 20, 1998. Concurrent with the Transaction the Company purchased 7,882,750 shares of its Class A Common Stock, 12,482,850 of its Class B Common Stock at $40 per share net, and 1,078,930 of its depositary shares each representing one one-hundredth interest in a share of SAILS at $32.80 per share net through an issuer tender offer (the "Offer") which was completed on February 20, 1998.

     The following pro forma unaudited consolidated financial information is based on historical information which has been adjusted to reflect the Transaction and the purchase pursuant to the Offer. The pro forma consolidated income statements were prepared assuming that the Transaction and purchase pursuant to the Offer had occurred January 1, 1997 and January 1, 1996 for the years ended December 31, 1997 and 1996 respectively. The pro forma consolidated balance sheets were prepared assuming that the Transaction and purchase pursuant to the Offer had occurred on December 31, 1997 and 1996.

     The pro forma unaudited consolidated financial information presented below does not purport to represent what the results of operations or financial position would actually have been if the Transaction and purchase pursuant to the Offer had occurred on the dates referred to above. Also, the pro forma unaudited consolidated financial information is not indicative of the future results of operations or financial position of Advanta to be expected in future periods. A substantial portion of corporate expenses incurred in the past have been to support the operations contributed. Also, Advanta has incurred expenditures in the past for new businesses and product development. Associated with the Transaction, Advanta intends to substantially reduce corporate expenses and expenses associated with business and product development not directly associated with its mortgage and business service companies. No pro forma adjustments have been reflected associated with Advanta's plans to reduce these expenses. Further, the Pro Forma Adjustments do not reflect a restructuring charge or similar charges related to the planned reduction in corporate expenses or transaction expenses associated with the Transaction and purchase pursuant to the Offer. The restructuring charge or similar charges and transaction expenses will be incurred during the first quarter of 1998. The Pro Forma Adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

                         ADVANTA CORP. AND SUBSIDIARIES

               PRO FORMA UNAUDITED CONSOLIDATED INCOME STATEMENT
                          YEAR ENDED DECEMBER 31, 1997

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

------------------------------------------------------------------------------------------------------------
                                         ADVANTA CORP.     TRANSACTION      TENDER OFFER     ADVANTA CORP.
                                        AND SUBSIDIARIES    PRO FORMA        PRO FORMA      AND SUBSIDIARIES
                                           HISTORICAL      ADJUSTMENTS      ADJUSTMENTS        PRO FORMA
------------------------------------------------------------------------------------------------------------
Interest income:
  Loans and leases                          $276,982        $(179,732)[A]     $     --          $ 97,250
  Investments                                140,636          (28,363)[A]      (50,584)[E]        61,689
                                            --------        ---------         --------          --------
Total interest income                        417,618         (208,095)         (50,584)          158,939
                                            --------        ---------         --------          --------
Total interest expense                       324,558         (191,431)[B]           --           133,127
                                            --------        ---------         --------          --------
NET INTEREST INCOME                           93,060          (16,664)         (50,584)           25,812
                                            --------        ---------         --------          --------
Provision for credit losses                  210,826         (185,379)[A]           --            25,447
                                            --------        ---------         --------          --------
NET INTEREST INCOME (LOSS) AFTER
  PROVISION FOR CREDIT LOSSES               (117,766)         168,715          (50,584)              365
                                            --------        ---------         --------          --------
Noninterest revenues:
  Gain on sale of credit cards                    --               --[A]            --                --
  Other noninterest revenues                 845,137         (622,242)[A]           --           222,895
                                            --------        ---------         --------          --------
Total noninterest revenues                   845,137         (622,242)              --           222,895
                                            --------        ---------         --------          --------
Operating expenses:
  Amortization of credit card deferred
     origination costs, net                   69,344          (64,566)[A]           --             4,778
  Other operating expenses                   561,497         (284,856)[C]       19,318[E]        295,959
                                            --------        ---------         --------          --------
Total operating expenses                     630,841         (349,422)          19,318           300,737
                                            --------        ---------         --------          --------
INCOME (LOSS) BEFORE INCOME TAXES             96,530         (104,105)         (69,902)          (77,477)
                                            --------        ---------         --------          --------
Provision (benefit) for income taxes          24,905          (36,437)[D]      (24,466)[D]       (35,998)
                                            --------        ---------         --------          --------
NET INCOME (LOSS)                           $ 71,625        $ (67,668)        $(45,436)         $(41,479)
------------------------------------------------------------------------------------------------------------
Basic earnings per common share
  combined (see Note 1)                     $   1.52                                            $  (1.89)[F]
Dilutive earnings per common share
  combined (see Note 1)                     $   1.50                                            $  (1.89)[F]
Basic average common shares
  outstanding                                 42,807                           (19,128)           23,679
Dilutive average common shares
  outstanding                                 43,501                           (19,822)           23,679
Ratio of earnings to fixed charges             1.29x                                                  --[G]
------------------------------------------------------------------------------------------------------------

           NOTES TO PRO FORMA UNAUDITED CONSOLIDATED INCOME STATEMENT

[A] The pro forma consolidated income statement reflects the elimination of income and expense related to the results of operations of the Advanta consumer credit card business (the "Business") as if the Transaction had occurred for the periods presented.

[B] The pro forma consolidated income statement reflects (1) interest expense of the Business, and (2) an adjustment of approximately $75.7 million to reflect approximately $1.3 billion of additional interest bearing liabilities to be transferred in the Transaction above the amount of interest bearing liabilities of the Business. The $1.3 billion of additional interest bearing liabilities will be transferred from Advanta National Bank
    (ANB), where a large portion of the credit card operations are conducted and were incurred in the ordinary course of ANB's business.

[C] The pro forma consolidated income statement reflects the reduction in other operating expenses related to (1) the results of operations of the Business had the Transaction occurred for the periods presented (2) $532 thousand of additional depreciation expense for fixed assets to be transferred to Fleet LLC that were not dedicated to the Business and (3) $4.6 million of operating expenses for an Advanta Corp. support group whose operations will be transferred to Fleet LLC.

[D] The pro forma consolidated income statement reflects the net effects of the Pro Forma Adjustments at the statutory federal tax rate of 35% for the period presented.

[E] The pro forma consolidated income statement reflects the purchase of approximately $850 million of shares of Advanta's outstanding capital stock through the Offer as if the purchase had occurred for the periods presented. The pro forma consolidated income statement reflects (1) the reduction of interest income by approximately $50.6 million to reflect the sale of $820 million of investments to purchase shares of Advanta Class A Common Stock, Class B Common Stock (together with the Class A Common Stock, the "Common Shares") and depositary shares each representing one one-hundredth interest in a share of SAILS (the "SAILS Depositary Shares") and (2) the increase in compensation expense related to the tender of Common Shares underlying options granted under the Advanta's stock option plans. The $820 million of investments sold reflects $850 million of shares at the applicable purchase price per share primarily net of the difference between $40 per share and the option exercise price of options anticipated to be exercised in connection with the Offer.

[F] Pro forma earnings per share (1) includes a $3.1 million increase to net income for the excess of the carrying value of the SAILS Depositary Shares redeemed over the amount paid upon redemption and (2) reflects $6.4 million of preferred stock dividends.

[G] For the year ended December 31, 1997, pro forma earnings were inadequate to cover pro forma fixed charges. The deficiency was approximately $77.5 million.

                         ADVANTA CORP. AND SUBSIDIARIES

               PRO FORMA UNAUDITED CONSOLIDATED INCOME STATEMENT
                          YEAR ENDED DECEMBER 31, 1996

($ IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------
                                        ADVANTA CORP.        TRANSACTION      TENDER OFFER       ADVANTA CORP.
                                       AND SUBSIDIARIES       PRO FORMA        PRO FORMA        AND SUBSIDIARIES
                                          HISTORICAL         ADJUSTMENTS      ADJUSTMENTS          PRO FORMA
----------------------------------------------------------------------------------------------------------------
Interest income:
  Loans and leases                        $  267,823         $  (220,745)[A]   $      --           $   47,078
  Investments                                 80,142             (14,657)[A]     (46,557)[E]           18,928
                                          ----------         -----------       ---------           ----------
Total interest income                        347,965            (235,402)        (46,557)              66,006
Total interest expense                       269,700            (230,642)[B]          --               39,058
                                          ----------------------------------------------------------------------
NET INTEREST INCOME                           78,265              (4,760)        (46,557)              26,948
                                          ----------------------------------------------------------------------
Provision for credit losses                   96,862            (104,128)[A]          --               (7,266)
                                          ----------------------------------------------------------------------
NET INTEREST INCOME (LOSS) AFTER
  PROVISION FOR CREDIT LOSSES                (18,597)             99,368         (46,557)              34,214
  Noninterest revenues:
  Gain on sale of credit cards                33,820             (33,820)[A]          --                   --
  Other noninterest revenues                 772,712            (605,000)[A]          --              167,712
                                          ----------         -----------       ---------           ----------
Total noninterest revenues                   806,532            (638,820)             --              167,712
                                          ----------         -----------       ---------           ----------
Operating expenses:
  Amortization of credit card
    deferred origination costs, net           88,517             (86,088)[A]          --                2,429
  Other operating expenses                   434,657            (246,467)[C]      27,703[E]           215,893
                                          ----------         -----------       ---------           ----------
Total operating expenses                     523,174            (332,555)         27,703              218,322
                                          ----------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                   264,761            (206,897)        (74,260)             (16,396)
----------------------------------------------------------------------------------------------------------------
Provision for income taxes                    89,104             (72,414)[D]     (25,991)[D]           (9,301)
                                          ----------------------------------------------------------------------
NET INCOME                                $  175,657         $  (134,483)      $ (48,269)          $   (7,095)
----------------------------------------------------------------------------------------------------------------
Basic earnings per common share
  combined (see Note 1)                   $     4.15                                               $    (0.30)[F]
Dilutive earnings per common share
  combined (see Note 1)                         3.89                                               $    (0.30)[F]
Basic average common shares
  outstanding                                 40,794                             (17,358)              23,436
Dilutive average common shares
  outstanding                                 45,073                             (21,637)              23,436
Ratio of earnings to fixed charges              1.97x                                                      --[G]

           NOTES TO PRO FORMA UNAUDITED CONSOLIDATED INCOME STATEMENT

[A] The pro forma consolidated income statement reflects the elimination of income and expense related to the results of operations of the Advanta consumer credit card business (the "Business") as if the Transaction had occurred for the periods presented.

[B] The pro forma consolidated income statement reflects (1) interest expense of the Business, and (2) an adjustment of approximately $67.4 million to reflect approximately $1.3 billion of additional interest bearing liabilities to be transferred in the Transaction above the amount of interest bearing liabilities of the Business. The $1.3 billion of additional interest bearing liabilities will be transferred from Advanta National Bank (ANB), where a large portion of the credit card operations are conducted and were incurred in the ordinary course of ANB's business.

[C] The pro forma consolidated income statement reflects the reduction in other operating expenses related to (1) the results of operations of the Business had the Transaction occurred for the periods presented (2) $302 thousand of additional depreciation expense for fixed assets to be transferred to Fleet LLC that were not dedicated to the Business and (3) $3.9 million of operating expenses for an Advanta Corp. support group whose operations will be transferred to Fleet LLC.

[D] The pro forma consolidated income statement reflects the net effects of the Pro Forma Adjustments at the statutory federal tax rate of 35% for the period presented.

[E] The pro forma consolidated income statement reflects the purchase of approximately $850 million of shares of Advanta's outstanding capital stock through the Offer as if the purchase had occurred for the periods presented. The pro forma consolidated income statement reflects (1) the reduction of interest income by approximately $46.6 million to reflect the sale of $813 million of federal funds sold, interest-bearing deposits and investments to purchase shares of Advanta Class A Common Stock, Class B Common Stock (together with the Class A Common Stock, the "Common Shares") and depositary shares each representing one one-hundredth interest in a share of SAILS (the "SAILS Depositary Shares") and (2) the increase in compensation expense related to the tender of Common Shares underlying options granted under the Advanta's stock option plans. The $813 million of federal funds sold, interest-bearing deposits and investments sold reflects $850 million of shares at the applicable purchase price per share primarily net of the difference between $40 per share and the option exercise price of options anticipated to be exercised in connection with the Offer.

[F] Pro forma earnings per share (1) includes a $3.9 million increase to net income for the excess of the carrying value of the SAILS Depositary Shares redeemed over the amount paid upon redemption and (2) reflects $3.8 million of preferred stock dividends.

[G] For the year ended December 31, 1996, pro forma earnings were inadequate to cover pro forma fixed charges. The deficiency was approximately $16.4 million.

                         ADVANTA CORP. AND SUBSIDIARIES

                 PRO FORMA UNAUDITED CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1997

($ IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------
                                         ADVANTA CORP.     TRANSACTION     TENDER OFFER     ADVANTA CORP.
                                        AND SUBSIDIARIES    PRO FORMA       PRO FORMA      AND SUBSIDIARIES
                                           HISTORICAL      ADJUSTMENTS     ADJUSTMENTS        PRO FORMA
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash                                       $   57,953      $   (55,943)[B]  $      --         $    2,010
Federal funds sold and
  interest-bearing deposits with banks        823,083         (464,838)[B]         --            358,245
Investments available for sale              1,269,209                        (819,844)[I]        449,365
Loan and lease receivables, net:
  Available for sale                        1,452,560         (874,637)[C]         --            577,923
  Other loan and lease receivables,
     net                                    1,923,986       (1,541,322)[A]         --            382,664
                                          -----------------------------------------------------------------
Total loan and lease receivables, net       3,376,546       (2,415,959)            --            960,587
Premises and equipment, net                   152,215          (84,243)[D]         --             67,972
Amounts due from credit card
  securitizations                             208,330         (208,330)[A]         --                 --
Other assets                                  798,796         (238,099)[E]         --            560,697
-----------------------------------------------------------------------------------------------------------
          Total assets                     $6,686,132      $(3,467,412)     $(819,844)        $2,398,876
-----------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits                                   $3,017,611      $(2,893,258)[F]  $      --         $  124,353
Debt and other borrowings                   2,300,946       (1,056,072)[F]         --          1,244,874
Other liabilities                             340,625          (48,082)[G]     (6,761)[I]        285,782
-----------------------------------------------------------------------------------------------------------
          Total liabilities                 5,659,182       (3,997,412)        (6,761)         1,655,009
-----------------------------------------------------------------------------------------------------------
Company-obligated mandatorily
  redeemable preferred securities of
  subsidiary trust holding solely
  subordinated debentures of the
  Company                                     100,000               --             --            100,000
STOCKHOLDERS' EQUITY
Class A preferred stock                         1,010               --             --              1,010
Class B preferred stock                            --               --             --                 --
Class A common stock                              182               --            (79)[J]            103
Class B common stock                              266               --           (113)[J]            153
Additional paid-in capital, net               354,190               --       (160,716)[J]        193,474
Retained earnings, net                        585,709          530,000[H]    (652,175)[J]        463,534
Less: Treasury stock at cost,                 (14,407)              --             --            (14,407)
-----------------------------------------------------------------------------------------------------------
          Total stockholders' equity          926,950          530,000       (813,083)           643,867
-----------------------------------------------------------------------------------------------------------
          Total liabilities and
            stockholders' equity           $6,686,132      $(3,467,412)     $(819,844)        $2,398,876
-----------------------------------------------------------------------------------------------------------
Common shares outstanding at end of
  period                                       44,038                                             24,910
Book value per common share                     19.01                                              23.78

                         ADVANTA CORP. AND SUBSIDIARIES

            NOTES TO PRO FORMA UNAUDITED CONSOLIDATED BALANCE SHEET

[A] Represents the contribution to Fleet LLC of assets and liabilities of Advanta consumer credit card business (the "Business") had the Transaction occurred at the balance sheet date.

[B] Represents (1) the contribution to Fleet LLC of cash, federal funds sold and interest bearing deposits dedicated to the Business and (2) a $10 million redemption of federal funds sold that were not dedicated to the Business.

[C] Represents the contribution to Fleet LLC of loans available for sale dedicated to the Business except for a very small portion of consumer credit card receivables generated in a specific program that will not initially be contributed to Fleet LLC.

[D] Represents (1) the contribution to Fleet LLC of property and equipment dedicated to the Business and (2) approximately $8 million of fixed assets to be contributed to Fleet LLC that were not dedicated to the Business.

[E] Represents (1) the contribution to Fleet LLC of other assets dedicated to the Business except for $8.8 million of Credit Insurance Business related assets that will not be contributed to Fleet LLC and (2) Advanta's membership interest in Fleet LLC valued at $20 million.

[F] Represents the contribution to Fleet LLC of deposits, debt and other borrowings by an amount equaling total assets of the Business plus, approximately, an additional $510 million of liabilities representing a portion of the premium received by Advanta, less other liabilities contributed to Fleet LLC in accordance with the Contribution Agreement.

[G] Represents the contribution to Fleet LLC of (1) other liabilities related to the Business had the Transaction occurred at the balance sheet date and (2) $29.1 million of accrued interest payable on the deposits, debt and other borrowings discussed in [E] above, net of (3) $16.4 million of Credit Insurance Business related liabilities that will not be contributed to Fleet LLC.

[H] Represents the increase in retained earnings resulting from the gain on the Transaction of approximately $530 million, consisting of liabilities in excess of assets contributed of approximately $510 million and Advanta's membership interest in Fleet LLC valued at $20 million.

[I] Represents the sale of $820 million of investments to purchase the Common
    Shares, the SAILS Depositary Shares and options to purchase Common Shares, and the tax benefit related to the tender of Common Shares underlying options granted under the Advanta's stock option plans. The $820 million of investments sold reflects $850 million of shares at the applicable purchase price per share primarily net of the difference between $40 per share and the option exercise price of options anticipated to be exercised in connection with the Offer.

[J] Represents (1) the purchase of approximately 7.9 million Class A Common
    Stock and approximately 11.3 million Class B Common Stock at $40 per share;
    (2) the purchase of approximately 1.1 million SAILS Depositary Shares at $32.80 per share and (3) the tender of approximately 1.2 million of Common Shares underlying options at a cost to the Company of the amount by which $40 per share exceeds the option exercise price.

                         ADVANTA CORP. AND SUBSIDIARIES

                 PRO FORMA UNAUDITED CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1996

($ IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------------
                                      ADVANTA CORP.      TRANSACTION     TENDER OFFER     ADVANTA CORP.
                                     AND SUBSIDIARIES     PRO FORMA       PRO FORMA      AND SUBSIDIARIES
                                        HISTORICAL       ADJUSTMENTS     ADJUSTMENTS        PRO FORMA
---------------------------------------------------------------------------------------------------------
ASSETS
Cash                                    $  165,875       $  (161,982)[B]  $      --         $    3,893
Federal funds sold and
  interest-bearing deposits with
  banks                                    885,709          (338,923)[B]   (338,317)[H]        208,469
Investments available for sale             767,675                --       (474,990)[H]        292,685
Loan and lease receivables, net:
  Available for sale                     1,476,146        (1,062,930)[A]         --            413,216
  Other loan and lease receivables,
     net                                 1,136,857          (941,157)[A]         --            195,700
                                     --------------------------------------------------------------------
Total loan and lease receivables,
  net                                    2,613,003        (2,004,087)            --            608,916
Premises and equipment, net                108,130           (73,022)[C]         --             35,108
Amounts due from credit card
  securitizations                          399,359          (399,359)[A]         --                 --
Other assets                               644,208          (185,382)[D]         --            458,826
---------------------------------------------------------------------------------------------------------
          Total assets                  $5,583,959       $(3,162,755)     $(813,307)        $1,607,897
---------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits                                $1,860,058       $(1,809,337)[E]  $      --         $   50,721
Debt and other borrowings                2,462,084        (1,804,598)[E]         --            657,486
Other liabilities                          309,781           (78,820)[F]     (9,696)[H]        221,265
---------------------------------------------------------------------------------------------------------
          Total liabilities              4,631,923        (3,692,755)        (9,696)           929,472
---------------------------------------------------------------------------------------------------------
Company-obligated mandatorily
  redeemable preferred securities
  of subsidiary trust holding
  solely subordinated debentures of
  the Company                              100,000                --             --            100,000

STOCKHOLDERS' EQUITY
Class A preferred stock                      1,010                --             --              1,010
Class B preferred stock                         --                --             --                 --
Class A common stock                           179                --            (77)[I]            102
Class B common stock                           256                --           (110)[I]            146
Additional paid-in capital, net            309,250                --       (147,288)[I]        161,962
Retained earnings, net                     541,383           530,000[G]    (656,136)[I]        415,247
Less: Treasury stock at cost,                  (42)               --             --                (42)
---------------------------------------------------------------------------------------------------------
  Total stockholders' equity               852,036           530,000       (803,611)           578,425
---------------------------------------------------------------------------------------------------------
          Total liabilities and
            stockholders' equity        $5,583,959       $(3,162,755)     $(813,307)        $1,607,897
---------------------------------------------------------------------------------------------------------
Common shares outstanding at end of
  period                                    42,198                                              22,027
Book value per common share                  18.06                                               23.92

                         ADVANTA CORP. AND SUBSIDIARIES

            NOTES TO PRO FORMA UNAUDITED CONSOLIDATED BALANCE SHEET

[A] Represents the contribution to Fleet LLC of assets and liabilities of Advanta consumer credit card business (the "Business") had the Transaction occurred at the balance sheet date.

[B] Represents (1) the contribution to Fleet LLC of cash, federal funds sold and interest bearing deposits dedicated to the Business and (2) a $5 million redemption of federal funds sold that were not dedicated to the Business.

[C] Represents (1) the contribution to Fleet LLC of property and equipment dedicated to the Business and (2) approximately $8 million of fixed assets to be contributed to Fleet LLC that were not dedicated to the Business.

[D] Represents (1) the contribution to Fleet LLC of other assets dedicated to the Business except for $10.2 million of Credit Insurance Business related assets that will not be contributed to Fleet LLC and (2) Advanta's membership interest in Fleet LLC valued at $20 million.

[E] Represents the contribution to Fleet LLC of deposits, debt and other borrowings by an amount equaling total assets of the Business plus, approximately, an additional $510 million of liabilities representing a portion of the premium received by Advanta, less other liabilities contributed to Fleet LLC in accordance with the Contribution Agreement.

[F] Represents the contribution to Fleet LLC of (1) other liabilities related to the Business had the Transaction occurred at the balance sheet date and
    (2) $34.7 million of accrued interest payable on the deposits, debt and other borrowings discussed in [E] above, net of (3) $11.1 million of Credit Insurance Business related liabilities that will not be contributed to Fleet LLC.

[G] Represents the increase in retained earnings resulting from the gain on the Transaction of approximately $530 million, consisting of liabilities in excess of assets contributed of approximately $510 million and Advanta's membership interest in Fleet LLC valued at $20 million.

[H] Represents the sale of $813 million of federal funds sold, interest-bearing deposits and investments to purchase the Common Shares, the SAILS Depositary Shares and options to purchase Common Shares, and the tax benefit related to the tender of Common Shares underlying options granted under the Advanta's stock option plans. The $813 million of investments sold reflects $850 million of shares at the applicable purchase price per share primarily net of the difference between $40 per share and the option exercise price of options anticipated to be exercised in connection with the Offer.

[I] Represents: (1) the purchase of approximately 7.7 million Class A Common
    Stock and approximately 11.0 million Class B Common Stock at $40 per share;
    (2) the purchase of approximately 1.1 million SAILS Depositary Shares at $32.80 per share and (3) the tender of approximately 1.4 million of Common Shares underlying options at a cost to the Company of the amount by which $40 per share exceeds the option exercise price.

NOTE 12.  CREDIT CARD SALES

In June 1996, the Company, through its subsidiary ANB (and its predecessors by merger), sold certain consumer credit card customer relationships and the related receivables balance to a domestic bank. The receivables associated with these relationships represented less than 2% of the Company's managed credit card portfolio as of June 30, 1996. The Company recorded a $33.8 million net gain related to this transaction.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

In May 1997, the Company's Board of Directors approved the Office of the Chairman Supplemental Compensation Program. Under the program, each of the Chairman and Vice Chairman received $5 million as a result of the Transaction described in Note 11. In addition, the restrictions on 50,000 shares of Class B Common Stock previously granted to the Vice Chairman under his employment agreement were removed and certain previously agreed to benefits related to these shares were accelerated as a result of the Transaction described in Note
11. These amounts were recognized in connection with the Transaction in the first quarter of 1998.

     On June 30, 1997 and July 8, 1997 the Company and several of its current and former officers and directors were named as defendants in lawsuits brought by shareholders claiming to represent shareholders that purchased shares of the Company's common stock during the periods between August 13, 1996 and March 17, 1997, and October 17, 1996 and March 17, 1997, respectively. In December 1997, these lawsuits were consolidated in an action styled In Re Advanta Corp. Securities Litigation pending in federal court in Pennsylvania. The class action complaints allege that the Company made misrepresentations in certain of its public filings and statements in violation of the Securities Exchange Act of 1934 and seek damages of an unspecified amount although management believes that the allegations are without merit. In the opinion of management, the ultimate resolution of these complaints is not expected to have a material adverse effect on the financial position or future operating results of the Company.

     Between August 25, 1997 and December 18, 1997, the Company and certain other subsidiaries were named as defendants in lawsuits by cardholders claiming to represent cardholders in a specific program. The class action complaints allege that cardholder accounts in the specific program were improperly repriced to a higher percentage rate of interest. The complaints assert various violations of federal and state law with regard to such repricings, and each seeks damages of an unspecified amount although management believes that the allegations are without merit. In the opinion of management, the ultimate resolution of these complaints is not expected to have a material adverse effect on the financial position or future operating results of the Company.

     Prior to the closing of the Transaction described in Note 11, certain holders of the Company's Medium Term Notes (the "Holders") questioned whether the Transaction would require their consent. At the request of such Holders, the trustee under the indenture and under the indenture for the Company's Junior Subordinated Debentures and the related declaration of trust for the Capital Securities called a meeting of holders of the Company's Medium Term Notes, Value Notes, and Capital Securities for January 15, 1998, and formally notified all holders of the Company's Senior Investment Notes and RediReserve Certificates of the Transaction and the question raised by such Holders. No action was taken at the meeting and, to date, no holders of such instruments have commenced any legal action. While there is no assurance that the holders of such instruments will not pursue legal remedies, including seeking a determination that the maturity of such instruments should be accelerated upon consummation of the Transaction, Advanta believes that the Transaction did not require the consent of the holders of such instruments, and further believes that the holders would not be successful in the pursuit of such remedies.

     The Company leases office space in several states under leases accounted for as operating leases. Total rent expense for all of the Company's locations for the years ended December 31, 1997, 1996 and 1995 was

$11.3 million, $8.5 million and $4.9 million, respectively. The future minimum lease payments of all non-cancelable operating leases are as follows:

Year Ended December 31,
1998                                                          $ 9,327
1999                                                            6,024
2000                                                            5,351
2001                                                            3,994
2002                                                            3,447
Thereafter                                                     11,922

NOTE 14.  OTHER BORROWINGS

Certain of the Company's personal finance subsidiaries had a line of credit of $500 million at December 31, 1997. There is no facility fee related to this line of credit. At December 31, 1997, there was $3.9 million of outstanding borrowing on this line of credit. The Company is subject to various loan covenants, including the maintenance of certain profit levels at the borrowing subsidiaries, limitations on mergers and acquisitions, and limitations on liens on property and other assets. This line of credit expires on May 1, 1998. Management expects to obtain a new line of credit under substantially similar terms and conditions. Through May 1997, the Company had money market bid lines of $265 million under which the Company had borrowed $40 million at December 31, 1996. Through February 20, 1998, the Company had a revolving credit facility of $1.0 billion. There was a quarterly facility fee of up to 35 basis points on the total amount of the revolving credit facility. There were no borrowings outstanding under this facility at December 31, 1997 and 1996. Following the closing of the Transaction described in Note 11, the Company terminated this facility.

     The composition of other borrowings was as follows:

                                                                   DECEMBER 31,
------------------------------------------------------------------------------------
                                                                1997         1996
------------------------------------------------------------------------------------
Term fed funds                                                $      0    $   10,000
Short-term debt                                                809,814       911,986
Lines of credit                                                  3,857        40,000
Other borrowings                                                48,917       107,003
------------------------------------------------------------------------------------
          Total                                               $862,588    $1,068,989
------------------------------------------------------------------------------------

     The following table displays information related to selected types of short-term borrowings:

                                                  1997               1996               1995
--------------------------------------------------------------------------------------------------
                                              AMOUNT    RATE     AMOUNT     RATE    AMOUNT    RATE
--------------------------------------------------------------------------------------------------
At year end:
  Securities sold under repurchase
     agreements                              $      0      0%  $        0      0%  $      0      0%
  Term fed funds                                    0      0       10,000   5.42    443,000   5.83
--------------------------------------------------------------------------------------------------
          Total                              $      0      0%  $   10,000   5.42%  $443,000   5.83%
--------------------------------------------------------------------------------------------------
Average for the year:
  Securities sold under repurchase
     agreements                              $  9,796   5.66%  $  149,791   5.31%  $ 25,008   5.97%
  Term fed funds and fed funds purchased       11,925   5.71      100,793   5.71    199,166   6.10
--------------------------------------------------------------------------------------------------
          Total                              $ 21,721   5.69%  $  250,584   5.47%  $224,174   6.09%
--------------------------------------------------------------------------------------------------
Maximum month-end balance:
  Securities sold under repurchase
     agreements                              $149,130          $1,027,695          $ 29,813
  Term fed funds and fed funds purchased       65,000             263,000           455,250
--------------------------------------------------------------------------------------------------

     The weighted average interest rates were calculated by dividing the interest expense for the period for such borrowings by the average amount of short-term borrowings outstanding during the period.

NOTE 15.  SELECTED INCOME STATEMENT INFORMATION

NONINTEREST REVENUES                                             YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                               1997        1996        1995
---------------------------------------------------------------------------------------------
Gain on sale of credit cards                                 $      0    $ 33,820    $      0
Other noninterest revenues:
  Credit card securitization income                           252,631     258,066     183,360
  Credit card servicing income                                176,061     176,567     117,369
  Income from personal finance activities                     169,973     109,167      50,541
  Credit card interchange income                               85,208     102,804      92,439
  Business loan and lease other revenues                       70,943      61,622      41,050
  Credit card overlimit fees                                   46,447      16,465       4,755
  Insurance revenues, net                                      37,816      38,175      30,146
  Equity securities (losses)/gains                            (11,426)      6,522      15,386
  Other                                                        17,484       3,324       7,968
---------------------------------------------------------------------------------------------
          Total other noninterest revenues                   $845,137    $772,712    $543,014
---------------------------------------------------------------------------------------------
          Total noninterest revenues                         $845,137    $806,532    $543,014
---------------------------------------------------------------------------------------------

                    OPERATING EXPENSES                           YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                               1997        1996        1995
---------------------------------------------------------------------------------------------
Amortization of credit card deferred origination costs, net  $ 69,344    $ 88,517    $ 72,258
Other operating expenses:
  Salaries and employee benefits                              247,287     182,666     116,681
  Marketing                                                    53,039      31,975      25,374
  External processing                                          43,256      42,814      28,407
  Professional/consulting fees                                 38,600      40,247      14,937
  Equipment expense                                            37,712      22,752      12,751
  Postage                                                      29,039      25,700      18,518
  Occupancy expense                                            23,097      14,827       9,254
  Credit card fraud losses                                     22,287      23,611      20,029
  Telephone expense                                            21,262      16,116      11,959
  Credit and collection expense                                20,017      13,784       9,039
  Other                                                        25,901      20,165      11,478
---------------------------------------------------------------------------------------------
          Total other operating expenses                     $561,497    $434,657    $278,427
---------------------------------------------------------------------------------------------
          Total operating expenses                           $630,841    $523,174    $350,685
---------------------------------------------------------------------------------------------

NOTE 16.  SELECTED BALANCE SHEET INFORMATION

INTEREST-BEARING DEPOSITS                                         DECEMBER 31,
----------------------------------------------------------------------------------
                                                                1997        1996
----------------------------------------------------------------------------------
Amounts due from credit card trusts(A)                        $438,838    $333,923
Amounts due from mortgage trusts(A)                            146,772      96,460
Amounts due from business loan and leasing trusts(A)                 0       8,099
Other interest-bearing deposits                                 80,973     108,301
----------------------------------------------------------------------------------
          Total interest-bearing deposits                     $666,583    $546,783
----------------------------------------------------------------------------------

(A) Represents initial deposits and subsequent excess collections up to the required amount on each of the credit card, mortgage and business loan and lease securitizations. Also includes amounts to be distributed to investors.

OTHER ASSETS                                                      DECEMBER 31,
----------------------------------------------------------------------------------
                                                                1997        1996
----------------------------------------------------------------------------------
Retained interest-only strip, net -- personal finance loans   $205,868    $138,265
Prepaid assets                                                 131,305     117,934
Accrued interest receivable                                     99,167     101,021
Deferred costs                                                  48,332      42,252
Due from trustees -- mortgage                                   25,383      14,298
Investments in operating leases                                 12,432      17,276
Due from trustees -- business loans and leasing                  6,736       5,326
Goodwill                                                         5,134       5,795
Other real estate(A)                                               689       2,513
Current and deferred federal income taxes                            0      28,169
Other                                                          263,750     171,359
----------------------------------------------------------------------------------
          Total other assets                                  $798,796    $644,208
----------------------------------------------------------------------------------

(A) Carried at the lower of cost or fair market value less selling costs.

     At December 31, 1997 and 1996, the Company had $208.3 million and $399.4 million, respectively, of amounts due from credit card securitizations. These amounts include retained interest-only strips, net of recourse liabilities, accrued interest receivable and other amounts related to these securitizations.

OTHER LIABILITIES                                                 DECEMBER 31,
----------------------------------------------------------------------------------
                                                                1997        1996
----------------------------------------------------------------------------------
Accounts payable and accrued expenses                         $100,380    $ 59,432
Accrued interest payable                                        73,103      55,320
Current and deferred federal and state income taxes             40,461      10,300
Deferred fees and other reserves                                28,050      86,877
Other                                                           98,631      97,852
----------------------------------------------------------------------------------
          Total other liabilities                             $340,625    $309,781
----------------------------------------------------------------------------------

NOTE 17.  CONTRACTUAL MORTGAGE SERVICING RIGHTS

The activity in the contractual mortgage servicing rights asset is as follows:

                                                                YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------
                                                               1997       1996       1995
------------------------------------------------------------------------------------------
Balance, beginning of year                                    $11,153    $ 4,075    $   --
Servicing rights acquired                                      17,461      8,485     4,367
Amortization                                                   (4,068)    (1,407)     (292)
------------------------------------------------------------------------------------------
Balance, end of year                                          $24,546    $11,153    $4,075
------------------------------------------------------------------------------------------

     The Company periodically evaluates the potential impairment of contractual mortgage servicing rights. The Company stratifies these rights based on two of the predominant risk characteristics of the underlying loans, such as the year of origination and the type of loan (i.e., fixed or adjustable rate loan). Impairment is recognized through a valuation allowance for each individual stratum. The amount of impairment recognized is the amount by which the contractual mortgage servicing rights for a stratum exceed their estimated fair value.

NOTE 18.  CASH, DIVIDEND AND LOAN RESTRICTIONS

In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in cash, debt and dividend restrictions.

     Effective June 30, 1997 the Company's credit card bank, Advanta National Bank ("Old ANB"), was merged with Advanta National Bank USA ("AUS") and AUS was renamed Advanta National Bank ("ANB"). The combined bank is subject to the following restrictions. FDIC-insured banks are subject to certain provisions of the Federal Reserve Act which impose various legal limitations on the extent to which such banks can finance or otherwise supply funds to certain of their affiliates. In particular, ANB is subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with the Company or its affiliates. Such restrictions prevent ANB from lending to the Company and its affiliates unless such extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, such secured extensions of credit by ANB are limited in amount: (a) as to the Company or any such affiliate, to 10 percent of the bank's capital and surplus, and (b) as to the Company and all such affiliates in the aggregate, to 20 percent of the bank's capital and surplus.

     Under certain grandfathering provisions of the Competitive Equality Banking Act of 1987, the Company is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), so long as the Company and ANB continue to comply with certain restrictions on their activities. These restrictions include limiting the scope of its activities to those in which it was engaged prior to March 5, 1987. Since ANB was not making commercial loans at that time, it must continue to refrain from making commercial loans -- which would include any loans to the Company or any of its subsidiaries -- in order for the Company to maintain its grandfathered exemption under the BHCA. The Company has no present plans to register as a bank holding company under the BHCA. ANB is also subject to various legal limitations on the amount of dividends that can be paid to its parent, the Company. ANB is eligible to declare a dividend provided that it is not greater than the current year's net profits plus net profits of the preceding two years, as defined. During 1997, ANB did not pay dividends to the Company, while $107 million of dividends were paid during 1996. At December 31, 1997, total stockholders' equity of the Company's banking and insurance affiliates approximated $828.5 million, of which $59.5 million was available for payment of dividends under applicable regulatory guidelines.

NOTE 19.  PARENT COMPANY FINANCIAL STATEMENTS

                      ADVANTA CORP. (PARENT COMPANY ONLY)

                            CONDENSED BALANCE SHEETS

(IN THOUSANDS)                                                      DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 1997          1996
--------------------------------------------------------------------------------------
ASSETS
Cash                                                          $   94,887    $   93,019
Investments available for sale                                    29,046        32,960
Other assets, principally investments in and advances to
  wholly owned subsidiaries                                    2,314,852     2,023,559
--------------------------------------------------------------------------------------
          Total assets                                        $2,438,785    $2,149,538
--------------------------------------------------------------------------------------
LIABILITIES
Accrued expenses and other liabilities                        $  121,797    $   43,984
Subordinated debt and other borrowings                         1,390,038     1,253,518
                                                              ----------    ----------
          Total liabilities                                    1,511,835     1,297,502
                                                              ----------    ----------
STOCKHOLDERS' EQUITY
Preferred stock                                                    1,010         1,010
Common stock                                                         448           435
Other stockholders' equity                                       925,492       850,591
--------------------------------------------------------------------------------------
          Total stockholders' equity                             926,950       852,036
--------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity          $2,438,785    $2,149,538
--------------------------------------------------------------------------------------

                      ADVANTA CORP. (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS)                              YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                               1997        1996        1995
---------------------------------------------------------------------------------------------
Income:
  Dividends from subsidiaries                                $ 12,300    $135,006    $ 76,000
  Interest                                                     81,656      62,144      53,745
  Other                                                        39,044      40,107      27,130
                                                             --------------------------------
          Total income                                        133,000     237,257     156,875
                                                             --------------------------------
Expenses:
  General and administrative                                   74,405      86,425      59,129
  Interest                                                     97,067      72,219      69,105
                                                             --------------------------------
          Total expenses                                      171,472     158,644     128,234
                                                             --------------------------------
(Loss)/income before income taxes and equity
  in subsidiaries                                             (38,472)     78,613      28,641
                                                             --------------------------------
Income tax benefit                                             20,677      24,784      20,469
                                                             --------------------------------
(Loss)/income before equity in undistributed net profit
  of subsidiaries                                             (17,795)    103,397      49,110
                                                             --------------------------------
Equity in undistributed net profit of subsidiaries             89,420      72,260      87,567
---------------------------------------------------------------------------------------------
Net income                                                   $ 71,625    $175,657    $136,677
---------------------------------------------------------------------------------------------

     The Parent Company Only Statements of Changes in Stockholders' Equity is the same as the Consolidated Statements of Changes in Stockholders' Equity (see page 42).

                      ADVANTA CORP. (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS

                    (IN THOUSANDS)                              YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------
                                                           1997          1996          1995
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                               $  71,625    $   175,657    $ 136,677
Adjustments to reconcile net income to net cash used by
  operating activities:
  Equity in net profit of subsidiaries                    (101,719)      (207,266)    (163,567)
  Dividends received from subsidiaries                      12,300        135,006       76,000
  Depreciation and amortization of intangibles               5,083          1,375          964
  Change in other assets                                  (154,043)      (265,658)    (159,599)
  Change in accrued liabilities                             94,401         51,853        8,387
----------------------------------------------------------------------------------------------
Net cash (used)/provided by operating activities           (72,353)      (109,033)    (101,138)
INVESTING ACTIVITIES
  Net change in premises & equipment                        (8,793)        (9,408)      (1,901)
  Purchase of investments available for sale               (87,324)    (3,754,047)    (637,917)
  Proceeds from sales of investments available for sale     49,946         77,404      340,177
  Proceeds from maturing investments available for sale     25,000      3,771,981      373,410
----------------------------------------------------------------------------------------------
Net cash (used)/provided by investing activities           (21,171)        85,930       73,769
FINANCING ACTIVITIES
  Change in lines of credit                                (40,000)        40,000      (50,000)
  Proceeds from issuance of subordinated/senior debt        24,747         41,036      147,200
  Payments on redemption of subordinated/senior debt       (97,609)       (38,541)    (152,626)
  Change in repurchase agreements                                0              0      (52,975)
  Increase in affiliate borrowings                         (26,827)      (324,341)     (35,444)
  Proceeds from issuance of medium-term notes              511,255        720,545      165,052
  Payments on maturity of medium-term notes               (261,873)      (494,400)     (20,000)
  Proceeds from issuance of affiliate subordinated
     debentures                                                  0        103,093            0
  Cash dividends paid                                      (28,301)       (24,581)     (15,501)
  Issuance of stock                                         14,000         11,974       94,179
----------------------------------------------------------------------------------------------
Net cash provided by financing activities                   95,392         34,785       79,885
----------------------------------------------------------------------------------------------
Net increase in cash                                         1,868         11,682       52,516
Cash at beginning of year                                   93,019         81,337       28,821
Cash at end of year                                      $  94,887    $    93,019    $  81,337
----------------------------------------------------------------------------------------------

NOTE 20.  CAPITAL RATIOS

ANB is, and the former Advanta National Bank ("Old ANB") and Advanta National Bank USA ("AUS") were subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the institutions' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the institution must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institution's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the institution to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that as of December 31, 1997, ANB meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997 the Office of the Comptroller of the Currency categorized ANB and as of December 31, 1996 categorized Old ANB and AUS, as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based and Tier I risk-based capital and Tier I leverage ratios as set forth in the following table. There are no conditions or events since those notifications that management believes have changed such categorizations.

                                                                                      TO BE WELL
                                                                                      CAPITALIZED
                                                                                     UNDER PROMPT
                                                                FOR CAPITAL           CORRECTIVE
                                              ACTUAL         ADEQUACY PURPOSES     ACTION PROVISIONS
----------------------------------------------------------------------------------------------------
                                          AMOUNT    RATIO     AMOUNT     RATIO      AMOUNT    RATIO
----------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1996
Total Capital (to Risk Weighted Assets)
  AUS                                    $179,649   15.84%   $ 90,820     greater% $113,525   greater%
                                                                         than or              than or
                                                                         equal to              equal
                                                                           8.0                    to
                                                                                                10.0
  Old ANB                                 241,534   17.20     112,359     greater   140,449   greater
                                                                         than or              than or
                                                                         equal to              equal
                                                                           8.0                    to
                                                                                                10.0
Tier I Capital (to Risk Weighted
  Assets)
  AUS                                     115,237   10.15      45,410     greater    68,115   greater
                                                                         than or              than or
                                                                         equal to              equal
                                                                           4.0                to 6.0
  Old ANB                                 156,287   11.13     112,359     greater(1)  112,359 greater(1)
                                                                         than or              than or
                                                                         equal to              equal
                                                                           8.0                to 8.0
Tier I Capital (to Average Assets)
  AUS                                     115,237    7.35      47,064     greater    78,440   greater
                                                                         than or              than or
                                                                         equal to              equal
                                                                           3.0                to 5.0
  Old ANB                                 156,287    7.15      65,578     greater   109,296   greater
                                                                         than or              than or
                                                                         equal to              equal
                                                                           3.0                to 5.0
AS OF DECEMBER 31, 1997 FOR ANB
Total Capital (to Risk Weighted Assets)  $824,801   16.39%   $402,640     greater% $503,300   greater%
                                                                         than or              than or
                                                                         equal to              equal
                                                                           8.0                    to
                                                                                                10.0
Tier I Capital (to Risk Weighted
  Assets)                                 650,911   12.93     201,320     greater   301,980   greater
                                                                         than or              than or
                                                                         equal to              equal
                                                                           4.0                to 6.0
Tier I Capital (to Average Assets)        650,911   14.07     185,015     greater   231,269   greater
                                                                         than or              than or
                                                                         equal to              equal
                                                                           4.0                to 5.0

--------------------------------------------------------------------------------
(1) In connection with the formation of Old ANB, supplementary agreement with the OCC required Old ANB to maintain a Tier I capital ratio of at least 8% during its first three years of operation as well as a minimum Tier I capital level of $50 million.

NOTE 21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                                      1997                        1996
                                            ------------------------    ------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                              AMOUNT        VALUE         AMOUNT        VALUE
------------------------------------------------------------------------------------------------
Financial assets:
  Cash                                      $   57,953    $   57,953    $  165,875    $  165,875
  Federal funds sold                           156,500       156,500       338,926       338,926
  Restricted interest-bearing deposits         666,583       666,583       546,783       546,783
  Investments available for sale             1,269,209     1,269,209       767,675       767,675
  Loans, net of allowance for credit
     losses                                  3,376,546     3,412,823     2,613,003     2,629,797
  Amounts due from credit card
     securitizations                           208,330       208,330       399,359       399,359
  Retained interest-only strips-personal
     finance loans                             205,868       205,868       138,265       139,998
  Contract mortgage servicing rights            24,546        24,546        11,153        11,153
Financial liabilities:
  Demand and savings deposits               $  548,440    $  549,333    $  358,429    $  358,469
  Time deposits and debt                     4,717,343     4,693,887     3,806,710     3,813,634
  Other borrowings                              52,774        53,411       157,003       156,984
Off-balance sheet financial instruments --
  Asset/(Liability):
     Interest rate swaps and swaptions      $        0    $    8,323    $        0    $    9,788
  Interest rate options:
     Caps purchased                                360           596           273         1,766
     Caps written                               (1,350)         (616)       (2,111)       (1,845)
     Corridors/collars                               0             0           831          (748)
  Forward contracts                                  0          (522)            0           573

     The above values do not necessarily reflect the premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. In addition, these values, derived from the methods and assumptions described below, do not consider the potential income taxes or other expenses that would be incurred on an actual sale of an asset or settlement of a liability. With respect to the fair value of liabilities, the above table is prepared on the basis that the amounts necessary to discharge such liabilities represent fair value. The Company's off-balance sheet financial instruments relate to managing the interest rate sensitivity position as described in Note 23.

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

LOANS, NET OF ALLOWANCE FOR CREDIT LOSSES

For consumer credit card receivables, business card receivables and mortgage loans, the fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value for these loans also includes the estimated value of the portion of the retained interest-only strip and, for mortgage loans, servicing, which are not sold with the securities backed by these types of loans. The value of the retained interest-only strips and, for mortgage loans, servicing is estimated based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average yield on each pool of the loans sold over the sum of the pass-through interest rate plus the servicing fee and an estimate of future credit losses over the life of the loans and other amounts as described in Note 1. The value of direct finance lease receivables and other loans is estimated based on the market prices of similar receivables with similar characteristics.

AMOUNTS DUE FROM CREDIT CARD SECURITIZATIONS AND RETAINED
INTEREST-ONLY STRIPS-PERSONAL FINANCE LOANS

The fair values of the retained interest-only strips component of amounts due from credit card securitizations and retained interest-only strips from personal finance loan securitizations are estimated based on discounted flow analyses as described in Note 1. For the other components of amounts due from credit card securitizations, the carrying amount is a reasonable estimate of the fair value. For purposes of estimating the fair value of the retained interest-only strip from credit card securitizations, management has assumed a discount rate of 12%, a principal payment rate of 10% and a loss rate of 7.8% for December 31, 1997 and assumed a discount rate of 12%, a principal payment rate of 10% and a loss rate of 6.5% for December 31, 1996. For purposes of estimating the fair value of the retained interest-only strip from personal finance loan securitizations, management has assumed a discount rate of 14%, a prepayment rate of 24% CPR for fixed rate loans and 29% for adjustable rate loans and a loss rate of 80 basis points for December 31, 1997 and assumed a discount rate of 14%, a prepayment rate of 21% CPR for fixed rate loans and 25% CPR for adjustable rate loans and a loss rate of 80 basis points for December 31, 1996.

CONTRACT MORTGAGE SERVICING RIGHTS

The fair value of these rights is estimated by discounting future cash flows, adjusted for prepayments, using rates available for instruments with similar terms and remaining maturities.

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

COMMITMENTS TO EXTEND CREDIT

Although the Company had $42.1 billion of unused commitments to extend credit, there is no market value associated with these commitments, as any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements.

NOTE 22.  CALCULATION OF EARNINGS PER COMMON SHARE

The following table shows the calculation of basic earnings per share and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995.

                                                               1997        1996        1995
---------------------------------------------------------------------------------------------
Net income                                                   $ 71,625    $175,657    $136,677
  less: Preferred "A" dividends                                  (141)       (141)       (141)
  less: Preferred "B" dividends, net                           (6,409)     (6,403)     (2,065)
---------------------------------------------------------------------------------------------
Income available to common shareholders                      $ 65,075    $169,113    $134,471
  less: Class A dividends declared                             (7,997)     (6,703)     (5,073)
  less: Class B dividends declared                            (13,754)    (11,334)     (8,222)
---------------------------------------------------------------------------------------------
Undistributed Earnings                                       $ 43,324    $151,076    $121,176
Basic Shares
     A                                                         18,172      17,621      17,255
     B                                                         24,635      23,174      22,468
  Combined                                                     42,807      40,795      39,723
Options A                                                          63         410         507
Options B                                                         532       1,293       1,148
AMIP B                                                             99         507         551
Preferred B                                                         0(1)    2,068         741
Dilutive Shares
     A                                                         18,235      18,031      17,867
     B                                                         25,266      27,042      24,803
  Combined                                                     43,501      45,073      42,670
Basic Earnings Per Share
     A                                                       $   1.45    $   4.08    $   3.34
     B                                                           1.57        4.19        3.42
  Combined(2)                                                    1.52        4.15        3.38
Dilutive Earnings Per Share
     A                                                       $   1.43    $   3.86    $   3.18
     B                                                           1.54        3.91        3.22

  Combined(2)                                                    1.50        3.89        3.20
---------------------------------------------------------------------------------------------

(1) 25,000 shares of the Company's Class B convertible preferred stock were outstanding during 1997 but were not included in the computation of diluted earnings per share for the year ended December 31, 1997 because they were antidilutive for that period.

(2) Combined represents a weighted average of Class A and Class B. (See Note 1.)

NOTE 23.  DERIVATIVE FINANCIAL INSTRUMENTS

In managing its interest rate sensitivity and foreign currency positions, the Company may use derivative financial instruments. These instruments are used for the express purpose of managing its interest rate and foreign currency exposures and are not used for any trading or speculative activities. As of December 31, 1997 and 1996, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.

     The following table summarizes by notional amounts the Company's derivatives instruments as of December 31, 1997 and 1996:

                                                                 1997          1996
--------------------------------------------------------------------------------------
Interest rate swaps                                           $2,111,711    $1,560,444
Swaptions                                                              0       153,000
Interest rate options:
  Caps written                                                 1,018,781     1,413,222
  Caps purchased                                                 328,781       365,000
  Corridors/collars                                                    0       500,000
Forward contracts                                                400,437       386,680
--------------------------------------------------------------------------------------
                                                              $3,859,710    $4,378,346
--------------------------------------------------------------------------------------

     The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives contracts.

     Credit risk associated with derivatives arises from the potential for a counterparty to default on its obligations. The Company attempts to limit credit risk by only transacting with highly creditworthy counterparties and requiring master netting and collateral agreements for all interest rate swap and interest rate option contracts. All derivative counterparties are associated with organizations having securities rated as investment grade by independent rating agencies. The list of eligible counterparties, setting of counterparty limits, and monitoring of credit exposure is controlled by the Investment Committee, a management committee. The Company's credit exposure to derivatives, with the exception of caps written, is represented by contracts with a positive fair value without giving consideration to the value of any collateral exchanged (see
Note 21). For caps written, credit exposure does not exist since the counterparty has performed its obligation to pay the Company a premium payment.

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

     As of December 31, 1997, the Company used interest rate swaps for the following purposes: $1.0 billion to effectively convert fixed rate debt to a LIBOR based variable rate, and $1.1 billion to effectively convert certain off-balance sheet variable pass-through rate home equity and leasing securitizations to a fixed rate. In 1997, as part of its asset/liability risk management process, the Company chose to effectively convert $598 million of fixed rate off-balance sheet credit card securitizations to a LIBOR based variable rate through the use of interest rate swaps. The Company elected to terminate all of these interest rate swap positions after a 7 month period and realized a gain of $16.3 million. Gains or losses resulting from these interest rate swap terminations are deferred and amortized to other noninterest revenues over the remaining life of the underlying fixed rate credit card securitization. As of December 31, 1997, the unamortized gain amounted to $15.6 million with the remaining amortization period of 4.2 years. As of December 31, 1996, the Company used interest rate swaps and swaptions for the following purposes; $976.3 million to effectively convert fixed rate debt to a LIBOR based variable rate, and $737.1 million to effectively convert certain off-balance sheet variable pass-through rate home equity and leasing securitizations to a fixed rate.

     The following table summarizes by notional amounts the Company's interest rate swap and swaption activity by major category for the periods presented:

                                                          RECEIVE         PAY
                                                         FIXED RATE    FIXED RATE      TOTAL
-----------------------------------------------------------------------------------------------
Balance at 1/1/95                                        $  459,735    $        0    $  459,735
  Additions                                                  30,000       625,962       655,962
  Net accretion                                                   0        38,038        38,038
  Terminations                                             (285,900)            0      (285,900)
-----------------------------------------------------------------------------------------------
Balance at 12/31/95                                         203,835       664,000       867,835
  Additions                                                 635,000       594,804     1,229,804
  Net accretion                                                   0        41,805        41,805
  Maturities                                                (26,000)     (400,000)     (426,000)
-----------------------------------------------------------------------------------------------
Balance at 12/31/96                                         812,835       900,609     1,713,444
  Additions                                                 967,250       472,496     1,439,746
  Net amortization                                                0      (142,894)     (142,894)
  Maturities                                               (136,835)      (10,500)     (147,335)
  Swaptions exercised                                             0      (153,000)     (153,000)
  Terminations                                             (598,250)            0      (598,250)
-----------------------------------------------------------------------------------------------
Balance at 12/31/97                                      $1,045,000    $1,066,711    $2,111,711
-----------------------------------------------------------------------------------------------

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

     The premiums received or paid for writing or purchasing such cap contracts with third parties are included in other assets and are amortized to noninterest revenues over the life of the contract. Any obligations which may arise under these contracts are recorded in noninterest revenues on an accrual basis. As of December 31, 1997, unamortized premiums for caps written and purchased amounted to $1.3 million and $360 thousand, respectively. The weighted average maturities for caps written and purchased were 3.3 years and 4.6 years, respectively. As of December 31, 1996, unamortized premiums for caps written and purchased amounted to $2.1 million and $273 thousand, respectively. The weighted average maturities for caps written and purchased were 2.7 years and 4.3 years, respectively.

     When the Company periodically securitized and sold credit card receivables, the receivables sold to the securitization trust carried rates which were indexed to the prime rate, whereas the securitization certificates issued from the trust may have been priced at a spread over LIBOR. The Company is exposed to interest rate risk to the extent that these two rate indices react differently to changes in market interest rates. The Company may have chosen to hedge its credit card interest-only strips from the risk of spread compression between the prime rate and LIBOR by entering into corridor transactions which effectively fixed a prime/ LIBOR spread. In addition, variable rate receivables sold to a variable pass-through rate securitization trust may have contained introductory fixed rates which expose the Company to interest rate risk during the receivables' introductory period. The Company may have chosen to hedge the risk of interest rate spread compression by entering into collar transactions which effectively locked in a minimum interest rate spread in a changing interest rate environment.

     Premiums paid or received for entering into corridor and collar transactions are included in other assets or other liabilities and are amortized to noninterest revenues over the life of the contract. Any obligations which may arise under these contracts are recorded to noninterest revenues on an accrual basis. As of December 31, 1997, the Company had no corridor or collar transactions outstanding. During 1997, substantially all of the Company's credit cards were indexed to LIBOR eliminating the need to hedge credit card interest-only strips from the risk of spread compression between the prime rate and LIBOR. Accordingly, the Company chose to terminate $500 million of corridor transactions and recorded a net gain of $429 thousand to income. As of December 31, 1996, unamortized premiums received for corridor and collar transactions amounted to $831 thousand. As of December 31, 1996, the weighted average maturities of corridor and collar transactions were 2.2 years.

     Forward contracts are commitments to either purchase or sell a financial instrument at a future date for a specified price and may be settled in cash or through delivery of the underlying financial instrument. The Company regularly securitizes and sells fixed rate mortgage, business loan and lease receivables. The Company may choose to hedge the changes in the market value of its fixed rate loans and commitments designated for anticipated securitizations by selling U.S. Treasury securities for forward settlement. The maximum and average terms of hedges of anticipated mortgage loan sales is four and two months, respectively. Gains and losses from forward sales are deferred and included in the measurement of the dollar basis of the loans sold. Realized gains of $4.2 million and $3.4 million were deferred as of December 31, 1997 and 1996, respectively.

     In addition, the Company periodically issues fixed pass-through rate credit card securitizations, fixed rate bank notes and capital securities. The Company is exposed to interest rate risk to the extent that rates rise before the issuance of the anticipated fixed rate obligations. The Company may choose to hedge the interest costs associated with anticipated obligations by selling securities for forward settlement. Gains or losses resulting from these hedges are deferred and amortized to interest expense over the life of the underlying obligation. The maximum and average terms of these types of anticipatory hedges is two months. As of December 31, 1997 and 1996, unamortized losses on hedges of anticipated fixed interest rate obligations amounted to $1.2 million and $1.7 million, respectively and the remaining weighted average amortization period was
2.4 years and 3.3 years, respectively.

     The Company also had foreign currency risk to the extent that its net investment in the joint venture with the Royal Bank of Scotland is not funded with local currency. The Company hedged its foreign exchange risk by selling foreign currency for forward settlement. The maximum and average terms of hedges of foreign currency exposure is thirty days. Gains/(losses) from foreign currency forward contracts are included in stockholders' equity and amounted to $1.2 million and $(2.3) million as of December 31, 1997 and December 31, 1996, respectively.

     The following table discloses the Company's interest rate swaps by major category, notional value, weighted average interest rates, and annual maturities for the periods presented.

                                                                 BALANCES MATURING IN:
                               BALANCE AT   ---------------------------------------------------------------
                                12/31/97      1998       1999       2000       2001       2002       2003
-----------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable:
 Notional Value                $1,066,711   $      0   $ 82,893   $ 28,977   $223,603   $434,302   $ 74,248
 Weighted Average Pay Rate          6.03%       0.00%      5.80%      5.72%      6.04%      5.98%      6.46%
 Weighted Average Receive
   Rate                             5.90        0.00       5.86       5.86       5.89       5.90       5.87
Receive Fixed/Pay Variable:
 Notional Value                $1,045,000   $249,000   $141,000   $124,000   $406,000   $ 60,000   $ 50,000
 Weighted Average Receive
   Rate                             6.47%       6.16%      6.46%      6.32%      6.62%      6.60%      6.90%
 Weighted Average Pay Rate          5.78        5.80       5.82       5.78       5.77       5.85       5.69
Total Notional Value           $2,111,711(A) $249,000  $223,893   $152,977   $629,603   $494,302   $124,248
Total Weighted Average Rates
 on Swaps:
 Pay Rate                           5.91%       5.80%      5.81%      5.77%      5.86%      5.96%      6.15%
 Receive Rate                       6.18        6.16       6.24       6.23       6.36       5.98       6.28
-----------------------------------------------------------------------------------------------------------

                                 BALANCES MATURING IN:
                               --------------------------
                               2004      2005      2006
-----------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable:
 Notional Value                $   0   $222,688   $     0
 Weighted Average Pay Rate      0.00%      6.12%     0.00%
 Weighted Average Receive
   Rate                         0.00       5.97      0.00
Receive Fixed/Pay Variable:
 Notional Value                $   0   $      0   $15,000
 Weighted Average Receive
   Rate                         0.00%      0.00%     6.71%
 Weighted Average Pay Rate      0.00       0.00      5.72
Total Notional Value           $   0   $222,688   $15,000
Total Weighted Average Rates
 on Swaps:
 Pay Rate                       0.00%      6.12%     5.72%
 Receive Rate                   0.00       5.97      6.71
-----------------------------------------------------------------------------------------------------------

(A) A portion of the Company's interest rate swaps were contributed to the Fleet LLC in connection with the Transaction described Note 11.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Advanta Corp.:

     We have audited the accompanying consolidated balance sheets of Advanta Corp. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanta Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP
Philadelphia, PA
February 27, 1998

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

      /s/ Dennis Alter             /s/ William A. Rosoff            /s/ John J. Calamari
----------------------------    ----------------------------    ----------------------------
   Chairman of the Board               Vice Chairman                  Vice President,
and Chief Executive Officer                                               Finance

SUPPLEMENTAL SCHEDULES

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                               DECEMBER 31,
                       (IN THOUSANDS)                              1997
----------------------------------------------------------------------------
Maturity:

  3 months or less                                               $221,011
  Over 3 months through 6 months                                  136,851
  Over 6 months through 12 months                                 169,194
  Over 12 months                                                  184,022
----------------------------------------------------------------------------
          Total                                                  $711,078
----------------------------------------------------------------------------

COMMON STOCK PRICE RANGES AND DIVIDENDS

The Company's common stock is traded on the National Market tier of The Nasdaq Stock Market under the symbols ADVNB (Class B non-voting common stock) and ADVNA (Class A voting common stock). Following are the high, low and closing sale prices and cash dividends declared for the last two years as they apply to each class of stock:

                                                                                         CASH
                                                                                       DIVIDENDS
                    QUARTER ENDED:                        HIGH      LOW      CLOSE     DECLARED
------------------------------------------------------------------------------------------------
Class B:
------------------------------------------------------------------------------------------------
  March 1996                                             $49.25    $33.75    $47.50      $.108
  June 1996                                               52.50     43.50     45.25       .108
  September 1996                                          48.25     39.75     42.75       .108
  December 1996                                           48.50     38.25     40.88       .132

  March 1997                                             $53.63    $25.50    $25.88      $.132
  June 1997                                               36.25     18.88     35.69       .132
  September 1997                                          36.50     24.75     27.25       .132
  December 1997                                           37.63     23.38     25.38       .132
------------------------------------------------------------------------------------------------
Class A:
------------------------------------------------------------------------------------------------
  March 1996                                             $53.50    $34.75    $52.00      $.090
  June 1996                                               58.25     46.50     51.00       .090
  September 1996                                          53.00     41.00     46.00       .090
  December 1996                                           50.00     40.00     42.75       .110

  March 1997                                             $53.25    $26.63    $26.88      $.110
  June 1997                                               36.25     20.00     35.69       .110
  September 1997                                          37.50     26.19     29.13       .110
  December 1997                                           38.75     24.25     26.25       .110
------------------------------------------------------------------------------------------------

     At December 31, 1997, the Company had approximately 1,100 and 430 holders of record of Class B and Class A common stock, respectively.

QUARTERLY DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                  1997
----------------------------------------------------------------------------------------------------
                                              DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
----------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Interest income                                 $ 86,034        $133,324       $101,194    $ 97,066
Interest expense                                  84,885          88,414         79,797      71,462
                                                --------        --------       --------    --------
Net interest income                                1,149          44,910         21,397      25,604
Provision for credit losses                       51,940          48,243         50,279      60,364
                                                --------        --------       --------    --------
Net interest income after provision for
  credit losses                                  (50,791)         (3,333)       (28,882)    (34,760)
Noninterest revenues:
  Gain on sale of credit cards                         0               0              0           0
  Other noninterest revenues                     284,129         209,397        194,749     156,862
                                                --------        --------       --------    --------
Total noninterest revenues                       284,129         209,397        194,749     156,862
Operating expenses                               174,562         148,904        158,564     148,811
                                                --------        --------       --------    --------
Income (loss) before income taxes                 58,776          57,160          7,303     (26,709)
----------------------------------------------------------------------------------------------------
Net income (loss)                               $ 43,612        $ 42,412       $  5,419    $(19,818)
----------------------------------------------------------------------------------------------------
Basic earnings (loss) per share
  A                                             $    .96        $    .94       $    .07    $   (.52)
  B                                                  .99             .96            .09        (.49)
  Combined(1)                                        .98             .95            .09        (.51)
----------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share
  A                                             $    .94        $    .91       $    .07    $   (.52)
  B                                                  .95             .92            .09        (.49)
  Combined(1)                                        .95             .92            .09        (.51)
----------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
Basic
     A                                            18,201          18,188         18,178      18,129
     B                                            24,802          24,687         24,594      24,392
     Combined(1)                                  43,003          42,875         42,772      42,521
----------------------------------------------------------------------------------------------------
Weighted average common shares -- assuming
  dilution
Dilutive
     A                                            18,250          18,245         18,239      18,129
     B                                            27,775          27,870         24,969      24,392
     Combined(1)                                  46,025          46,115         43,208      42,521
----------------------------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                  1996
----------------------------------------------------------------------------------------------------
                                              DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
----------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
Interest income                                 $ 90,754        $101,118       $ 83,447    $ 72,646
Interest expense                                  68,736          77,697         67,332      55,935
                                                --------        --------       --------    --------
Net interest income                               22,018          23,421         16,115      16,711
Provision for credit losses                       29,899          24,230         27,651      15,082
                                                --------        --------       --------    --------
Net interest income after provision for
  credit losses                                   (7,881)           (809)       (11,536)      1,629
Noninterest revenues:
  Gain on sale of credit cards                         0               0         33,820           0
  Other noninterest revenues                     218,832         209,338        173,513     171,029
                                                --------        --------       --------    --------
Total noninterest revenues                       218,832         209,338        207,333     171,029
Operating expenses                               143,925         141,309        127,445     110,495
                                                --------        --------       --------    --------
Income before income taxes                        67,026          67,220         68,352      62,163
----------------------------------------------------------------------------------------------------
Net income                                      $ 45,151        $ 44,356       $ 45,120    $ 41,030
----------------------------------------------------------------------------------------------------
Basic earnings per share
  A                                             $   1.04        $   1.03       $   1.05    $    .96
  B                                                 1.07            1.06           1.08         .98
  Combined(1)                                       1.06            1.05           1.07         .97
----------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share
  A                                             $    .99        $    .97       $    .99    $    .90
  B                                                 1.00             .99           1.00         .91
  Combined(1)                                       1.00             .98           1.00         .91
----------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
Basic
     A                                            17,752          17,631         17,600      17,512
     B                                            23,403          23,187         23,125      22,981
     Combined(1)                                  41,155          40,818         40,725      40,493
----------------------------------------------------------------------------------------------------
Weighted average common shares -- assuming
  dilution
Dilutive
     A                                            18,084          18,014         18,027      17,988
     B                                            27,161          27,167         27,212      26,887
     Combined(1)                                  45,245          45,181         45,239      44,875
----------------------------------------------------------------------------------------------------

(1) See Note 1 to Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULES

                   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

($ IN THOUSANDS)                                                           DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------
                                             1997             1996             1995             1994             1993
                                        --------------    -------------    -------------    -------------    -------------
                                         AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %
--------------------------------------------------------------------------------------------------------------------------
Credit cards                            $118,420    86%   $76,084    85%   $36,889    69%   $27,486    66%   $25,859    83%
Personal finance loans(1)                  5,822     4      8,785    10      3,360     6      5,164    12      2,706     9
Business loans and leases(2)               9,798     7      4,241     5        977     2      1,076     3      1,826     6
Other                                      3,733     3         74    --     12,268    23      7,891    19        836     2
--------------------------------------------------------------------------------------------------------------------------
        Total                           $137,773   100%   $89,184   100%   $53,494   100%   $41,617   100%   $31,227   100%
--------------------------------------------------------------------------------------------------------------------------

                        COMPOSITION OF GROSS RECEIVABLES

($ IN THOUSANDS)                                                      DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
                                  1997                1996                1995                1994                1993
                            ----------------    ----------------    ----------------    ----------------    ----------------
                              AMOUNT      %       AMOUNT      %       AMOUNT      %       AMOUNT      %       AMOUNT      %
----------------------------------------------------------------------------------------------------------------------------
Credit cards                $2,579,890    76%   $2,045,219    77%   $2,338,280    85%   $1,730,176    88%   $1,131,367    89%
Personal finance loans(1)      478,433    14       376,260    14       321,711    12       142,874     7        91,340     7
Business loans and
  leases(2)                    298,789     9       214,327     8        93,660     3        86,157     5        51,008     4
Other loans                     40,978     1        20,835     1         9,276    --         5,237    --         3,590    --
----------------------------------------------------------------------------------------------------------------------------
        Total               $3,398,090   100%   $2,656,641   100%   $2,762,927   100%   $1,964,444   100%   $1,277,305   100%
----------------------------------------------------------------------------------------------------------------------------

(1) Includes mortgage and home equity loans for all years presented and auto loans beginning in 1996.
(2) Includes leases for all years presented and business cards beginning in 1996.

YIELD AND MATURITY OF INVESTMENTS AVAILABLE FOR SALE AT DECEMBER 31, 1997

            $ IN THOUSANDS                                                   MATURING
-------------------------------------------------------------------------------------------------------------------------
                                                                  AFTER ONE BUT       AFTER FIVE BUT
                                           WITHIN ONE YEAR      WITHIN FIVE YEARS    WITHIN TEN YEARS    AFTER TEN YEARS
                                         -------------------    -----------------    ----------------    ----------------
                                           AMOUNT      YIELD     AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD
-------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S. Government
  securities                             $1,034,735    5.83%    $ 49,011    5.84%    $     0    0.00%    $     0    0.00%
State and municipal securities(A)               316    3.85        2,101    4.15       2,208    5.42         693    5.52
Other(B)                                          5    9.06       48,949    6.62       7,933    7.03      53,352    6.68
-------------------------------------------------------------------------------------------------------------------------
        Total                            $1,035,056    5.83%    $100,061    6.19%    $10,141    6.68%    $54,045    6.67%
-------------------------------------------------------------------------------------------------------------------------

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

ITEM 11.  EXECUTIVE COMPENSATION.

The text of the Proxy Statement under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Election of Directors -- Committees, Meetings and Compensation of the Board of Directors", "-- Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "-- Other Matters" are hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The text of the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" are hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The text of the Proxy Statement under the captions "Election of Directors -- Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "-- Other Matters" are hereby incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

(a)(1)  Financial Statements.
1.      Consolidated Balance Sheets at December 31, 1997 and 1996.
2. Consolidated Income Statements for each of the three years in the period ended December 31, 1997.
3. Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1997.
4. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.
5.      Notes to Consolidated Financial Statements.
(a)(2)  Schedules.
1.      Schedule I -- Condensed Financial Information of Registrant.
2.      Schedule II -- Valuation and Qualifying Accounts.
3.      Report of Independent Public Accountants on Supplemental
        Schedules.
        Other statements and schedules are not being presented either because they are not required or the information required by such statements and schedules is presented elsewhere in the financial statements.
(a)(3)  Exhibits

3-a     Restated Certificate of Incorporation of Registrant
        (incorporated by reference to Exhibit 4.1 to Pre-Effective
        Amendment No. 1 to the Registrant's Registration Statement
        on Form S-3 (File No. 33-53475), filed June 10, 1994) , as amended by the Certificate of Designations, Preferences,
        Rights and Limitations of the Registrant's 6 3/4%
        Convertible Class B Preferred Stock, Series 1995 (Stock
        Appreciation Income Linked Securities (SAILS)) (incorporated by reference to Exhibit 4.3 to the Registrant's Current
        Report on Form 8-K dated August 15, 1995, as further amended by the Certificate of Designations, Preferences, Rights and
        Limitations of the Registrant's Series A Junior
        Participating Preferred Stock (incorporated by reference to
        Exhibit 1 to the Registrant's Registration Statement on Form
        8-A, dated March 17, 1997.
3-b     By-laws of the Registrant, as amended (incorporated by
        reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated March 17, 1997).
3-c     Rights Agreement, dated as of March 14, 1997, by and between the Registrant and the Rights Agent, which includes as
        Exhibit B thereto the Form of Rights Certificate
        (incorporated by reference to Exhibit 1 to the Registrant's
        Registration Statement on Form 8-A dated March 17, 1997).
4-a*    Trust Indenture dated April 22, 1981 between Registrant and
        Mellon Bank, N.A., (formerly, CoreStates Bank, N.A.), as
        Trustee, including Form of Debenture.
4-b     Specimen of Class A Common Stock Certificate and specimen of
        Class B Common Stock Certificate (incorporated by reference to Exhibit 1 of the Registrant's Amendment No. 1 to Form 8
        and Exhibit 1 to Registrant's Form 8-A, respectively, both dated April 22, 1992).
4-c     Trust Indenture dated as of November 15, 1993 between the
        Registrant and The Chase Manhattan Bank (National
        Association), as Trustee (incorporated by reference to
        Exhibit 4 to the Registrant's Registration Statement on Form
        S-3 (No. 33-50883), filed November 2, 1993).
4-d     Specimen of 6 3/4% Convertible Class B Preferred Stock,
        Series 1995 (Stock Appreciation Income Linked Securities
        (SAILS)) Certificate (incorporated by reference to Exhibit
        4.2 to the Registrant's Current Report on Form 8-K dated
        August 15, 1995, filed the same date).
4-e     Deposit Agreement, dated as of August 15, 1995, among
        Advanta Corp. and Mellon Securities Trust Company and the
        Holders from Time to Time of the Depositary Receipts
        Described Therein in Respect of the 6 3/4% Convertible Class
        B Preferred Stock, Series 1995 (Stock Appreciation Income
        Linked Securities (SAILS)) (with form of Depositary Receipt as an exhibit thereto) (incorporated by reference to Exhibit
        4.10 to the Company's Current Report on Form 8-K dated
        August 15, 1995, filed the same date).
4-f     Senior Trust Indenture, dated as of October 23, 1995,
        between the Registrant and Mellon Bank, N.A., as Trustee
        (incorporated by reference to Exhibit 4.1 to the
        Registrant's Registration Statement on Form S-3 (File No.
        33-62601), filed September 13, 1995).
4-g     Indenture dated as of December 17, 1996 between Advanta
        Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures. (incorporated by
        reference to Exhibit 4-g to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
4-h     Declaration of Trust dated as of December 5, 1996 of Advanta
        Capital Trust I. (incorporated by reference to Exhibit 4-h to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
4-i     Amended and Restated Declaration of Trust dated as of
        December 17, 1996 for Advanta Capital Trust I. (incorporated by reference to Exhibit 4-I to the Registrant's Annual
        Report on Form 10-K for the year ended December 31, 1996).
4-j     Series A Capital Securities Guarantee Agreement dated as of
        December 17, 1996. (incorporated by reference to Exhibit 4-j to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
9       Inapplicable.
10-a    Registrant's Stock Option Plan, as amended (incorporated by reference to Exhibit 10-b to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).+
10-b    Amended and Restated Advanta Corp. 1992 Stock Option Plan
        (incorporated by reference to Exhibit 10.3 to the
        Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).+
10-c    Advanta Management Incentive Plan, as amended (incorporated by reference to Exhibit 10-c to the Registrant's Annual
        Report on Form 10-K for the year ended December 31, 1996).+
10-d*   Application for membership in VISA(R) U.S.A. Inc. and
        Membership Agreement executed by Colonial National Bank USA on March 25, 1983.

10-e*   Application for membership in MasterCard(R) International,
        Inc. and Card Member License Agreement executed by Colonial
        National Bank USA on March 25, 1983.
10-f*   Indenture of Trust dated May 11, 1984 between Linda Alter, as settlor, and Dennis Alter, as trustee.
10-f(i) Agreement dated October 20, 1992 among Dennis Alter, as
        Trustee of the trust established by the Indenture of Trust filed as Exhibit 10-g (the "Indenture"), Dennis Alter in his individual capacity, Linda Alter, and Michael Stolper, which
        Agreement modifies the Indenture (incorporated by reference to Exhibit 10-g(i) to the Registrant's Registration
        Statement on Form S-3 (File No. 33-58660), filed February
        23, 1993).
10-g    Agreement dated as of March 5, 1998 between the Registrant and Olaf Olafsson (filed herewith).+
10-h    Advanta Management Incentive Plan with Stock Election
        (incorporated by reference to Exhibit 4-c to Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (File
        No. 33-33350), filed February 21, 1990).+
10-i    Advanta Corp. Executive Deferral Plan (incorporated by
        reference to the Exhibit 10-j to the Registrant's Annual
        Report on Form 10-K for the year ended December 31, 1995).+
10-j    Advanta Corp. Non-Employee Directors Deferral Plan
        (incorporated by reference to Exhibit 10-K to the
        Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1995).+
10-k    Advanta Management Incentive Plan With Stock Election II
        (incorporated by reference to Exhibit 10-o to the
        Registrant's Registration Statement on Form S-2 (File No.
        33-39343), filed March 8, 1991).+
10-l    Advanta Management Incentive Plan With Stock Election III,
        as amended (incorporated by reference to Exhibit 10.1 to the
        Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).+
10-m    Life Insurance Benefit for Certain Key Executives and
        Directors (filed herewith).+
10-n    Advanta Management Incentive Plan With Stock Election IV, as
        amended (incorporated by reference to Exhibit 10.2 to the
        Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
10-o    Amended and Restated Agreement of Limited Partnership of
        Advanta Partners LP, dated as of October 1, 1996
        (incorporated by reference to Exhibit 10-o to the
        Registrant's Annual Report on Form 10-K for the year ended
        December 31, 1996).
10-p    Agreement dated as of January 15, 1996 between the
        Registrant and William A. Rosoff (incorporated by reference to Exhibit 10-u to the Registrant's Annual Report on Form
        10-K for the year ended December 31, 1995).+
10-q    Pooling and Servicing Agreement, dated as of June 1, 1996, among Advanta Business Receivables Corp., Advanta Financial
        Corp. and First National Bank of Chicago, as Trustee (filed herewith).
10-r    Master Loan and Security Agreement dated as of May 1, 1997 among Advanta Mortgage Holding Company and certain of its
        subsidiaries and Morgan Stanley Mortgage Capital, Inc.
        (incorporated by reference to Exhibit 10 to the Registrant's
        Quarterly Report on Form 10-Q for the quarter ended June 30,
        1997).
10-s    Master Business Receivables Asset-Backed Financing Facility
        Agreement, dated as of May 1, 1997, by and among Advanta
        Business Service Corp., Advanta Leasing Receivables Corp.
        III and The Chase Manhattan Bank (incorporated by reference to Advanta Business Services Corp.'s Registration Statement
        on Form S-1 (File No. 333-38575)).
11      Inapplicable.
12      Computation of Ratio of Earnings to Fixed Charges (filed
        herewith).
13      Inapplicable.
16      Inapplicable.
18      Inapplicable.
21      Subsidiaries of the Registrant (filed herewith).
22      Inapplicable.
23      Consent of Independent Public Accountants (filed herewith).

24      Powers of Attorney (included on the signature page hereof).
27      Financial Data Schedule (filed herewith).
28      Inapplicable.
99      Inapplicable.

---------------
* Incorporated by reference to the Exhibit with corresponding number constituting part of the Registrant's Registration Statement on Form S-2 (No. 33-00071), filed on September 4, 1985.

+ Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     1. A Report on Form 8-K was filed by the Company on October 15, 1997 regarding consolidated earnings of the Company and its subsidiaries for the fiscal quarter ended September 30, 1997. Summary earnings and balance sheet information as of that date were filed with such report.

     2. A Report on Form 8-K was filed by the Company on October 28, 1997 reporting certain announcements made by the Company that day.

     3. A Report on Form 8-K was filed by the Company on December 3, 1997 regarding earnings guidance for the Company and its subsidiaries for the 1998 fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANTA CORP.

Dated: March 30, 1998                     By:       /s/ OLAF OLAFSSON
                                            ------------------------------------
                                            Olaf Olafsson,
                                            President and Director

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, William A. Rosoff, Olaf Olafsson, John J. Calamari, Jeffrey D. Beck and Elizabeth H. Mai, or any of them (with full power to each of them to act alone), his or her true and lawful attorney in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1997 relating to Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 1998.

                   NAME                                               TITLE
                   ----                                               -----

             /s/ DENNIS ALTER                 Chief Executive Officer and Chairman of the Board
------------------------------------------
               Dennis Alter

          /s/ WILLIAM A. ROSOFF               Vice Chairman and Director
------------------------------------------
            William A. Rosoff

            /s/ OLAF OLAFSSON                 President and Director
------------------------------------------
              Olaf Olafsson

           /s/ JEFFREY D. BECK                Vice President and Treasurer
------------------------------------------
             Jeffrey D. Beck

           /s/ JOHN J. CALAMARI               Vice President, Finance and Chief Accounting Officer
------------------------------------------
             John J. Calamari

           /s/ ARTHUR P. BELLIS               Director
------------------------------------------
             Arthur P. Bellis

              /s/ MAX BOTEL                   Director
------------------------------------------
                Max Botel

        /s/ WILLIAM C. DUNKELBERG             Director
------------------------------------------
          William C. Dunkelberg

           /s/ DANA BECKER DUNN               Director
------------------------------------------
             Dana Becker Dunn

                   NAME                                               TITLE
                   ----                                               -----
            /s/ ROBERT C. HALL                Director
------------------------------------------
              Robert C. Hall

          /s/ JAMES E. KSANSNAK               Director
------------------------------------------
            James E. Ksansnak

            /s/ RONALD LUBNER                 Director
------------------------------------------
              Ronald Lubner