Form 10-K/A
period 1997-12-31
ADVANTA CORP
filed 1998-04-20
CIK 96638

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


                                                                                            PERCENT OF
                             PERSONAL                      PERCENT OF      PERCENT OF      NONPERFORMING
                             FINANCE         TOTAL        PORTFOLIO BY    NONPERFORMING      TO TOTAL
     ($ IN MILLIONS)          LOANS      NONPERFORMING       STATE          BY STATE           LOANS
--------------------------------------------------------------------------------------------------------
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


     In 1997, approximately 21% of the Company's total revenues net of provision for credit losses were derived from Advanta Mortgage.


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

     The business-purpose credit card operation grew from approximately 79,000 accounts with balances of $306 million in 1996 to approximately 170,000 accounts with balances of $663 million as of December 31, 1997. Direct marketing techniques, primarily direct mail to prospective customers, are the source of new accounts. This marketing program is the result of extensive and ongoing testing of various campaigns, with success of each campaign measured by both the cost of acquisition of new business, and the credit performance of the resulting business. The "Advanta Business Card" is marketed by ABS and issued by its affiliate, AFC. (See "Government Regulation -- Advanta Financial Corp.")


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


     In certain circumstances, Advanta Insurance reinsures all or a portion of certain risks associated with these products or services. Advanta Insurance's reinsurance agreements provide for a proportional quota share of 100% of these risks from the insurance carriers. In consideration for assumption of these risks, Advanta Insurance receives reinsurance premiums equal to 100% of the net premiums collected by the insurance carriers, less a ceding fee as defined by the reinsurance treaties, and all acquisition expenses, premium taxes and loss payments made by the carriers on these risks. Under the terms of certain reinsurance agreements Advanta Insurance is either obligated to maintain in trust for the benefit of an insurance carrier an amount equal to 100% of the unearned premiums and all statutory reserves for future incurred loss payments. Advanta Insurance has entered into an aggregate excess of loss reinsurance treaty for its accidental death risks with an unaffiliated insurance carrier. Under the terms of the treaty, losses in excess of a specified percentage of earned premium levels will be reimbursed by the insurance carrier. In addition, the treaty provides for certain experience refunds.


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

     The following table shows the geographic distribution by state of total managed consumer credit card receivables among the top five states, together with the impaired credit card receivables in those states as of December 31, 1997:


                                         CONSUMER                  PERCENT OF    PERCENT OF    PERCENT OF
                                          CREDIT                     TOTAL         TOTAL        IMPAIRED
                                           CARD         TOTAL      PORTFOLIO      IMPAIRED      TO TOTAL
           ($ IN MILLIONS)              RECEIVABLES    IMPAIRED     BY STATE      BY STATE     RECEIVABLES
----------------------------------------------------------------------------------------------------------
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


     Prior to the contribution of the consumer credit card business to the LLC, the consumer credit card securitization program provided a number of benefits: diversifying the funding base; providing liquidity; reducing regulatory capital requirements; lowering the cost of funds; and providing a source of variable-rate funding to complement the variable-rate credit card portfolio. Additionally, until September 30, 1996, securitization was important in helping to limit the on-balance sheet growth of AUS to less than 7% per annum. (See "Government Regulation -- the Company.")


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


     In 1997, approximately 59% of the Company's total revenues net of provision for credit losses were derived from APPS.


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

ADVANTA NATIONAL BANK


The Company acquired AUS in 1982, organized Old ANB in 1995, and merged the two banks effective June 30, 1997. After the merger, the surviving entity ANB is a national banking association organized under the laws of the United States of America. The headquarters and sole branch of ANB are currently located in Wilmington, Delaware. The Company conducts a large portion of its mortgage lending business and it conducted a large portion of its consumer credit card lending business through ANB (and its predecessors by merger). ANB is subject primarily to regulation and periodic examination by the Office of the Comptroller of the Currency (the "Comptroller"). Such regulation relates to the maintenance of reserves for certain types of deposits, the maintenance of certain financial ratios, transactions with affiliates and a broad range of other banking practices. As a national bank, ANB is subject to provisions of federal law which restrict its ability to extend credit to its affiliates or pay dividends to its parent company. (See "Dividends and Transfers of Funds.")


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

ITEM 6.  SELECTED FINANCIAL DATA.

                              FINANCIAL HIGHLIGHTS


                                                                                YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT                                      -----------------------------------------------------------------
PER SHARE AMOUNTS)                                            1997          1996          1995          1994         1993
----------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net operating revenues(1)                                  $   938,197   $   850,977   $   615,914   $  447,837   $  334,224
  Net interest income                                           93,060        78,265        72,900       70,381       78,644
  Noninterest revenues                                         845,137       806,532       543,014      395,808      255,580
Provision for credit losses                                    210,826        96,862        53,326       34,198       29,802
Operating expenses                                             630,841       523,174       350,685      266,784      181,167
Income before income taxes and extraordinary items              96,530       264,761       211,903      165,207      123,255
Income before extraordinary items                               71,625       175,657       136,677      106,063       77,920
Net income                                                      71,625       175,657       136,677      106,063       76,647
----------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
Net income(2)(3)
Basic
  Combined(4)                                              $      1.52   $      4.15   $      3.38   $     2.72   $     2.06
  A                                                               1.45          4.08          3.34         2.70         2.04
  B                                                               1.57          4.19          3.42         2.75         2.08
Dilutive
  Combined(4)                                              $      1.50   $      3.89   $      3.20   $     2.58   $     1.92
  A                                                               1.43          3.86          3.18         2.56         1.90
  B                                                               1.54          3.91          3.22         2.60         1.94
Cash dividends declared
  Class A                                                         .440          .380          .290         .217         .167
  Class B                                                         .528          .456          .348         .260         .200
Book value                                                       19.01         18.06         14.35        11.12         8.82
Closing stock price
  Class A                                                        26.25         42.75         38.25        26.25        33.25
  Class B                                                        25.38         40.88         36.38        25.25        29.00
----------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION -- YEAR END
Investments and money market instruments(5)                $ 2,092,292   $ 1,653,384   $ 1,089,317   $  671,661   $  542,222
Gross receivables
  Owned                                                      3,398,090     2,656,641     2,762,927    1,964,444    1,277,305
  Securitized                                               14,460,114    13,632,552     9,452,428    6,190,793    3,968,856
  Managed                                                   17,858,204    16,289,193    12,215,355    8,155,237    5,246,161
Total serviced receivables(6)                               27,039,669    19,981,285    12,838,272    8,155,237    5,246,161
Total assets
  Owned                                                      6,686,132     5,583,959     4,524,259    3,113,048    2,140,195
  Managed                                                   21,146,246    19,216,511    13,976,687    9,303,841    6,109,051
Deposits                                                     3,017,611     1,860,058     1,906,601    1,159,358    1,254,881
Long-term debt                                               1,438,358     1,393,095       587,877      666,033      368,372
Stockholders' equity                                           926,950       852,036       672,964      441,690      342,741
Capital securities(7)                                          100,000       100,000             0            0            0
Stockholders' equity, long-term debt and capital
  securities                                                 2,465,308     2,345,131     1,260,841    1,107,723      711,113
----------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Return on average assets                                          1.09%         3.16%         4.06%        4.47%        3.91%
Return on average common equity                                   8.47         25.31         26.15        26.97        27.50
Return on average total equity(8)                                 8.12         22.07         24.75        26.97        27.50
Equity/managed assets(8)                                          4.86          4.95          4.81         4.75         5.61
Equity/owned assets(8)                                           15.36         17.05         14.87        14.19        16.01
Dividend payout                                                  33.34         10.75          9.97         9.24         9.56
Managed net interest margin(9)                                    7.79          6.32          5.87         6.72         7.77

                                                                                YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT                                      -----------------------------------------------------------------
PER SHARE AMOUNTS)                                            1997          1996          1995          1994         1993
----------------------------------------------------------------------------------------------------------------------------
As a percentage of managed receivables:
  Total loans 30 days or more delinquent(10)                       6.0%          5.4%          3.3%         2.7%         3.6%
  Net charge-offs(10)                                              5.3           3.2           2.2          2.3          2.9
  Other operating expenses                                         3.4           2.9           2.9          3.7          4.1
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


     On February 20, 1998 the Company announced that it had completed the Transaction with Fleet whereby the Company and certain of its subsidiaries and Fleet and certain of its subsidiaries contributed substantially all of their respective consumer credit card businesses, subject to liabilities, to the LLC. Advanta has retained a minority membership interest in the LLC, which at the closing date of the Transaction was valued at $20 million. The Transaction was submitted to a vote of stockholders and was approved on February 20, 1998, the closing date for the Transaction. (See Note 11 to Consolidated Financial Statements.) The Company realized an after tax gain of approximately $530 million which was recorded in the first quarter of 1998. Concurrently with the Transaction, the Company purchased 7,882,750 shares of its Class A Common Stock and 12,482,850 of its Class B Common Stock at $40 per share net, and 1,078,930 of its depositary shares each representing one one-hundredth interest in a share of 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciated Income Linked Securities (SAILS)) at $32.80 per share net, through an issuer tender offer. (See Notes 8 and 11 to Consolidated Financial Statements.)


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

     Credit card, mortgage and other personal finance and business loan and lease receivable securitization activity shifts revenues from interest income to noninterest revenues. This ongoing securitization activity reduces the level of higher-yielding receivables on the balance sheet while proportionately increasing the balance sheet levels of new lower-yielding receivables and money market assets. Net interest income on securitized credit card balances is reflected in credit card securitization income. Net interest income on securitized mortgage and other personal finance loans is reflected in income from personal finance activities, and net interest income on securitized business loans and leases is reflected in business loan and lease other revenues. All securitization income is included in noninterest revenues. (See Note 1 to Consolidated Financial Statements.)


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


     The owned average cost of funds increased to 6.31% in 1997 from 6.12% in 1996. The Company has utilized derivatives to manage interest rate risk. (See discussion under "Derivatives Activities.")


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

                             INTEREST RATE ANALYSIS

                                                   YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)           -----------------------------------------------------------------------
                                          1997                                 1996
                           ----------------------------------   ----------------------------------
                             AVERAGE                  AVERAGE     AVERAGE                  AVERAGE
                             BALANCE      INTEREST     RATE       BALANCE      INTEREST     RATE
--------------------------------------------------------------------------------------------------
ON-BALANCE SHEET
-------------------------
Interest-earning assets:
  Receivables:
    Credit cards           $ 1,728,039   $  179,732    10.40%   $ 2,594,997   $  220,547     8.50%
    Personal finance
      loans(1)                 586,228       58,704    10.01        242,946       25,812    10.62
    Business loans and
      leases(2)                333,080       40,851    12.26        200,052       23,951    11.97
    Other loans                 31,810        2,639     8.30         12,270        1,045     8.52
                           -----------   ----------             -----------   ----------
  Total receivables          2,679,157      281,926    10.52      3,050,265      271,355     8.90
  Federal funds sold           345,404       18,659     5.40        166,454        8,853     5.32
  Interest-bearing
    deposits                   893,773       55,116     6.17        524,505       34,154     6.51
  Tax-free securities(3)         3,926          307     7.82          8,052          502     6.23
  Taxable investments        1,213,897       66,663     5.49        704,641       36,808     5.22
                           -----------   ----------             -----------   ----------
Total interest-earning
  assets(4)                $ 5,136,157   $  422,671     8.23%   $ 4,453,917   $  351,672     7.90%
                           ===========   ==========    =====    ===========   ==========    =====
Interest-bearing
  liabilities:
  Deposits
    Savings                $   402,893   $   22,850     5.67%   $   302,125   $   15,728     5.21%
    Time deposits under
      $100,000               1,018,163       63,473     6.23        582,887       34,430     5.91
    Time deposits of
      $100,000 or more       1,035,366       63,841     6.17        999,613       60,721     6.07
                           -----------   ----------             -----------   ----------
  Total deposits             2,456,422      150,164     6.11      1,884,625      110,879     5.88
  Debt                       2,127,241      136,497     6.42      1,856,034      118,612     6.39
  Other borrowings             557,745       37,897     6.79        664,529       40,209     6.05
                           -----------   ----------             -----------   ----------
Total interest-bearing
  liabilities                5,141,408      324,558     6.31      4,405,188      269,700     6.12
Net noninterest-bearing
  liabilities                   (5,251)                              48,729
                           -----------                          -----------
Sources to fund interest-
  earning assets           $ 5,136,157   $  324,558     6.32%   $ 4,453,917   $  269,700     6.06%
                           ===========   ==========    =====    ===========   ==========    =====
Net interest spread                                     1.92%                                1.78%
                                                       =====                                =====
Net interest margin                                     1.91%                                1.84%
                                                       =====                                =====
OFF-BALANCE SHEET
-------------------------
Average balance on
  securitized:
  Credit cards             $ 9,628,905                          $ 9,574,549
  Personal finance
    loans(1)                 3,332,012                            1,890,101
  Business loans and
    leases(2)                  729,976                              403,745
                           -----------                          -----------
Total average securitized
  receivables              $13,690,893                          $11,868,395
                           ===========                          ===========
Total average managed
  receivables              $16,370,050                          $14,918,660
                           ===========                          ===========
MANAGED NET INTEREST
  ANALYSIS(5)
-------------------------
Interest-earning assets    $14,965,531   $2,069,040    13.83%   $14,028,466   $1,712,557    12.21%
Interest-bearing
  liabilities               14,970,782      902,704     6.03     13,979,737      826,379     5.91
Net interest spread                                     7.80                                 6.30
Net interest margin                                     7.79                                 6.32

                                YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)           ---------------------------------
                                         1995
                           ---------------------------------
                            AVERAGE                  AVERAGE
                            BALANCE      INTEREST     RATE
-------------------------  ---------------------------------
ON-BALANCE SHEET
-------------------------
Interest-earning assets:
  Receivables:
    Credit cards           $1,580,352   $  163,637    10.35%
    Personal finance
      loans(1)                184,855       17,334     9.38
    Business loans and
      leases(2)                84,216       10,603    12.59
    Other loans                 5,979          446     7.46
                           ----------   ----------
  Total receivables         1,855,402      192,020    10.35
  Federal funds sold          141,031        8,210     5.82
  Interest-bearing
    deposits                  371,826       22,243     5.98
  Tax-free securities(3)       60,412        3,654     6.05
  Taxable investments         296,700       16,121     5.43
                           ----------   ----------
Total interest-earning
  assets(4)                $2,725,371   $  242,248     8.89%
                           ==========   ==========    =====
Interest-bearing
  liabilities:
  Deposits
    Savings                $  270,550   $   17,728     6.55%
    Time deposits under
      $100,000                547,710       31,618     5.77
    Time deposits of
      $100,000 or more        380,918       23,466     6.16
                           ----------   ----------
  Total deposits            1,199,178       72,812     6.07
  Debt                        981,816       67,908     6.92
  Other borrowings            388,340       25,312     6.52
                           ----------   ----------
Total interest-bearing
  liabilities               2,569,334      166,032     6.46
Net noninterest-bearing
  liabilities                 156,037
                           ----------
Sources to fund interest-
  earning assets           $2,725,371   $  166,032     6.09%
                           ==========   ==========    =====
Net interest spread                                    2.43%
                                                      =====
Net interest margin                                    2.80%
                                                      =====
OFF-BALANCE SHEET
-------------------------
Average balance on
  securitized:
  Credit cards             $6,105,575
  Personal finance
    loans(1)                1,355,383
  Business loans and
    leases(2)                 230,696
                           ----------
Total average securitized
  receivables              $7,691,654
                           ==========
Total average managed
  receivables              $9,547,056
                           ==========
MANAGED NET INTEREST
  ANALYSIS(5)
-------------------------
Interest-earning assets    $8,830,946   $1,081,779    12.25%
Interest-bearing
  liabilities               8,674,909      563,385     6.49
Net interest spread                                    5.76
Net interest margin                                    5.87


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
---------------------------------------------------------------------------------------------


     The amortization of credit card deferred origination costs, net, decreased to $69.3 million in 1997 from $88.5 million in 1996. This decrease reflects the lower level of credit card originations in 1997 (See Note 1 to Consolidated Financial Statements.)


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


     The Company has measured its interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. The Company estimates that its net interest income over a twelve month period would neither materially increase or decrease if interest rates were to rise or fall by 200 basis points or less. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year. The scenario results reflect the completed Transaction with Fleet. (See Note 11 to Consolidated Financial Statements.) As a result of the Transaction with Fleet, the Company's interest rate risk profile has changed; however, the sensitivity to changes in interest rates is not material.


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


     The Company's funding strategy for 1998 relies heavily on the cash, cash equivalents and investments released by the Transaction with Fleet as well as deposit gathering activity at both ANB and AFC. As a result of the Transaction with Fleet, approximately $1.3 billion in cash, cash equivalents and investments which had previously been held by the Company in connection with its consumer credit card business was no longer required in such business and became available for general corporate purposes. The Company used approximately $850 million of such amount (before taking into account the exercise price of options) to purchase 7,882,750 shares of its Class A Common Stock, 12,482,850 of its Class B Common Stock, and 1,078,930 of its SAILS Depositary Shares through an issuer tender offer which was completed on February 20, 1998. (See Notes 8 and 11 to the Consolidated Financial Statements.) Following the completion of the Transaction with Fleet and the Company's tender offer, the Company expects to benefit from a substantial cash position. However, the external sources described below will remain in place both for contingency funding and for continued future utilization.


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

     The following tables provide a summary of impaired assets, delinquencies and charge-offs for the past five years:


($ IN THOUSANDS)                                                      DECEMBER 31,
---------------------------------------------------------------------------------------------------------
                                                  1997         1996        1995        1994        1993
---------------------------------------------------------------------------------------------------------
CONSOLIDATED-MANAGED
Nonperforming assets                           $  328,835    $191,668    $ 82,171    $ 61,587    $ 63,589
Accruing loans past due 90 days or more           203,117     228,845      84,892      40,837      31,514
Impaired assets                                   531,952     420,513     167,063     102,424      95,103
Total loans 30 days or more delinquent          1,068,183     886,717     404,072     220,390     186,297
As a percentage of gross receivables:
  Nonperforming assets                                1.8%        1.2%        0.7%        0.8%        1.2%
  Accruing loans past due 90 days or more             1.1         1.4         0.7         0.5         0.6
  Impaired assets                                     3.0         2.6         1.4         1.3         1.8
  Total loans 30 days or more delinquent:
    New methodology(1)                                6.0         5.4
    Prior methodology                                             5.2(2)      3.3         2.7         3.6
Net charge-offs:
  Amount                                       $  860,098    $479,992    $212,865    $139,676    $122,715
  As a percentage of gross receivables:
    New methodology(1)                                5.3%        3.2%
    Prior methodology                                             3.5(2)      2.2%        2.3%        2.9%
---------------------------------------------------------------------------------------------------------
CREDIT CARDS-MANAGED
Nonperforming assets                           $  101,298    $ 89,064    $ 20,516    $ 14,227    $ 10,881
Accruing loans past due 90 days or more           203,069     228,822      84,878      40,721      31,489
Impaired assets                                   304,367     317,886     105,394      54,948      42,370
Total loans 30 days or more delinquent            594,403     632,083     262,299     133,121      94,035
As a percentage of gross receivables:
  Nonperforming assets                                0.9%        0.7%        0.2%        0.2%        0.3%
  Accruing loans past due 90 days or more             1.8         1.8         0.8         0.6         0.8
  Impaired assets                                     2.7         2.5         1.1         0.8         1.1
  Total loans 30 days or more delinquent:
    New methodology(1)                                5.3         5.0
    Prior methodology                                             4.6(2)      2.6         2.0         2.4
Net charge-offs:
  Amount                                       $  795,928    $451,239    $193,160    $115,218    $105,966
  As a percentage of gross receivables:
    New methodology(1)                                7.0%        3.7%
    Prior methodology                                             4.1(2)      2.5%        2.5%        3.5%
---------------------------------------------------------------------------------------------------------
PERSONAL FINANCE LOANS-MANAGED(3)(4)
Nonperforming assets                           $  200,600    $ 93,101    $ 56,743    $ 44,678    $ 50,418
Total loans 30 days or more delinquent            391,929     194,412     106,223      65,966      75,747
As a percentage of gross receivables:
  Nonperforming assets                                3.8%        3.4%        3.2%        3.3%        4.4%
  Total loans 30 days or more delinquent              7.4         7.1         5.9         4.9         6.6
Net charge-offs:
  Amount                                       $   30,165    $ 14,981    $ 13,836    $ 20,709    $ 13,991
  As a percentage of gross receivables                 .8%         .7%         .9%        1.7%        1.3%
---------------------------------------------------------------------------------------------------------
BUSINESS LOANS AND LEASES-MANAGED(5)
Nonperforming assets                           $   26,782    $  9,503    $  4,912    $  2,682    $  2,290
Impaired assets                                    26,817       9,503       4,912       2,682       2,290
Total loans 30 days or more delinquent             81,675      59,880      35,274      20,972      16,476
As a percentage of receivables:
    Nonperforming assets                              2.1%        1.2%        1.3%        1.0%        1.3%
    Impaired assets                                   2.1         1.2         1.3         1.0         1.3
    Total loans 30 days or more delinquent            6.5         7.3         9.3         7.9         9.7
Net charge-offs:
    Amount                                     $   34,002    $ 13,777    $  5,846    $  3,747    $  2,759
    As a percentage of receivables                    3.2%        2.3%        1.9%        1.9%        1.9%
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

     The following tables provide a summary of allowances, impaired assets, delinquencies and charge-offs for the past five years:

                      ($ IN THOUSANDS)                                              DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------
                                                                    1997        1996       1995       1994     1993
---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED-OWNED
Allowance for credit losses                                     $137,773    $ 89,184    $53,494    $41,617    $31,227
Nonperforming assets                                              51,149      29,822     21,856     31,949     11,487
Accruing loans past due 90 days or more                           49,458      40,597     17,399     11,354     11,038
Impaired assets                                                  100,607      70,419     39,255     43,303     22,525
Total loans 30 days or more delinquent                           201,891     145,613     76,859     67,904     43,616
As a percentage of gross receivables:
  Allowance for credit losses                                        4.1%        3.4%       1.9%       2.1%       2.4%
  Nonperforming assets                                               1.5         1.1        0.8        1.6        0.9
  Accruing loans past due 90 days or more                            1.5         1.5        0.6        0.6        0.9
  Impaired assets                                                    3.0         2.7        1.4        2.2        1.8
  Total loans 30 days or more delinquent:
    New methodology(1)                                               5.9         5.5
    Prior methodology                                                            5.3(2)     2.8        3.5        3.4
Net charge-offs:
  Amount                                                        $151,222    $ 70,576    $42,549    $35,293    $26,776
  As a percentage of gross receivables:
    New methodology(1)                                               5.6%        2.3%
    Prior methodology                                                            2.5(2)     2.3%       2.6%       2.4%
---------------------------------------------------------------------------------------------------------------------
CREDIT CARDS-OWNED
Allowance for credit losses                                     $118,420    $ 76,084    $36,289    $27,486    $25,859
Nonperforming assets                                              21,055      13,890      2,466      3,502      3,062
Accruing loans past due 90 days or more                           49,410      40,574     17,385     11,238     11,013
Impaired assets                                                   70,465      54,464     19,851     14,740     14,075
Total loans 30 days or more delinquent                           141,000     107,263     50,651     35,156     31,106
As a percentage of gross receivables:
  Allowance for credit losses                                        4.6%        3.7%       1.6%       1.6%       2.3%
  Nonperforming assets                                               0.8         0.7        0.1        0.2        0.3
  Accruing loans past due 90 days or more                            1.9         2.0        0.7        0.6        1.0
  Impaired assets                                                    2.7         2.7        0.8        0.9        1.2
  Total loans 30 days or more delinquent:
    New methodology(1)                                               5.5         5.2
    Prior methodology                                                            5.0(2)     2.2        2.0        2.7
Net charge-offs:
  Amount                                                        $137,017    $ 64,521    $35,425    $22,688    $23,623
  As a percentage of gross receivables:
    New methodology(1)                                               7.9%        2.5%
    Prior methodology                                                            2.7(2)     2.2%       1.9%       2.6%
---------------------------------------------------------------------------------------------------------------------
PERSONAL FINANCE LOANS-OWNED(3)(4)
Allowance for credit losses                                     $  5,822    $  8,785    $ 3,360    $ 5,164    $ 2,706
Nonperforming assets                                              23,234      13,005     18,676     27,379      7,090
Total loans 30 days or more delinquent                            42,916      28,546     20,348     23,958      6,744
As a percentage of gross receivables:
  Allowance for credit losses                                        1.2%        2.3%       1.0%       3.6%       3.0%
  Nonperforming assets                                               4.9         3.5        5.8       19.2        7.8
  Total loans 30 days or more delinquent                             9.0         7.6        6.3       16.8        7.4
Net charge-offs:
  Amount                                                        $  5,834    $  3,059    $ 5,962    $11,689    $ 2,207
  As a percentage of gross receivables                               1.0%        1.3%       3.2%       9.7%       1.4%
---------------------------------------------------------------------------------------------------------------------
BUSINESS LOANS AND LEASES-OWNED(5)
Allowance for credit losses                                     $  9,798    $  4,241    $ 1,577    $ 1,076    $ 1,826
Nonperforming assets                                               6,705       2,927        714      1,068      1,335
Impaired assets                                                    6,740       2,927        714      1,068      1,335
Total loans 30 days or more delinquent                            17,799       9,462      4,350      8,459      5,727
As a percentage of receivables:
  Allowance for credit losses                                        3.3%        2.0%       1.7%       1.3%       3.6%

                      ($ IN THOUSANDS)                                              DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------
                                                                    1997        1996       1995       1994     1993
---------------------------------------------------------------------------------------------------------------------
  Nonperforming assets                                               2.2%        1.4%       0.8%       1.2%       2.6%
  Impaired assets                                                    2.3         1.4        0.8        1.2        2.6
  Total loans 30 days or more delinquent                             6.0         4.4        4.6        9.8       11.2
Net charge-offs:
  Amount                                                        $  8,368    $  3,002    $ 1,139    $   914    $   947
  As a percentage of receivables                                     2.5%        1.5%       1.4%       1.5%       1.6%
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
--------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED INCOME STATEMENTS


(IN THOUSANDS, EXCEPT PER SHARE DATA)                           YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                             1997         1996         1995
---------------------------------------------------------------------------------------------
Interest income:
  Loans and leases                                         $ 276,982    $ 267,823    $189,983
Investments:
  Taxable                                                    140,436       79,640      46,574
  Exempt from federal income tax                                 200          502       2,375
                                                           ----------------------------------
Total investments                                            140,636       80,142      48,949
                                                           ----------------------------------
Total interest income                                        417,618      347,965     238,932
                                                           ----------------------------------
Interest expense:
  Deposits                                                   150,164      110,879      72,812
  Debt                                                       136,497      118,612      67,908
  Other borrowings                                            37,897       40,209      25,312
                                                           ----------------------------------
Total interest expense                                       324,558      269,700     166,032
                                                           ----------------------------------
Net interest income                                           93,060       78,265      72,900
Provision for credit losses                                  210,826       96,862      53,326
                                                           ----------------------------------
Net interest income after provision for credit losses       (117,766)     (18,597)     19,574
Noninterest revenues:
  Gain on sale of credit cards                                     0       33,820           0
  Other noninterest revenues                                 845,137      772,712     543,014
                                                           ----------------------------------
Total noninterest revenues                                   845,137      806,532     543,014
                                                           ----------------------------------
Operating expenses:
  Amortization of credit card deferred origination costs,
     net                                                      69,344       88,517      72,258
  Other operating expenses                                   561,497      434,657     278,427
                                                           ----------------------------------
Total operating expenses                                     630,841      523,174     350,685
                                                           ----------------------------------
Income before income taxes                                    96,530      264,761     211,903
Provision for income taxes                                    24,905       89,104      75,226
                                                           ----------------------------------
Net income                                                 $  71,625    $ 175,657    $136,677
---------------------------------------------------------------------------------------------
Basic earnings per common share (see Note 1)
---------------------------------------------------------------------------------------------
  Class A                                                  $    1.45    $    4.08    $   3.34
  Class B                                                       1.57         4.19        3.42
  Combined                                                      1.52         4.15        3.38
Diluted earnings per share (see Note 1)
---------------------------------------------------------------------------------------------
  Class A                                                  $    1.43    $    3.86    $   3.18
  Class B                                                       1.54         3.91        3.22
  Combined                                                      1.50         3.89        3.20
Basic weighted average common shares outstanding
---------------------------------------------------------------------------------------------
  Class A                                                     18,172       17,621      17,255
  Class B                                                     24,635       23,174      22,468
  Combined                                                    42,807       40,795      39,723
Weighted average common shares-assuming dilution
---------------------------------------------------------------------------------------------
  Class A                                                     18,235       18,031      17,867
  Class B                                                     25,266       27,042      24,803
  Combined                                                    43,501       45,073      42,670


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
--------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        ($ IN THOUSANDS, UNLESS OTHERWISE NOTED, EXCEPT PER SHARE DATA)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS


Advanta Corp. (the "Company"), a Delaware corporation, is a financial services company which provides a variety of products to consumers and small businesses. The Company services approximately 6.3 million customers and manages receivables in excess of $17.8 billion. The Company issues credit cards primarily through its wholly owned subsidiary Advanta National Bank ("ANB"). References to ANB in these Notes to Consolidated Financial Statements include, to the extent applicable, ANB's predecessors by merger (see Note 18). Substantially all of the Company's credit card processing is performed by a single outside third party processor. Total managed credit card receivables at December 31, 1997 totaled $11.2 billion. The Company also operates through other wholly owned subsidiaries including: Advanta Mortgage Corp. USA ("AMC") which originates mortgage loans secured by first or junior liens and automobile loans, Advanta Business Services Corp. ("ABS") which provides small ticket equipment leases and markets credit cards to businesses, and Advanta Life Insurance Company which reinsures or writes various credit insurance products available to the Company's customers. Managed receivables for AMC and ABS totaled approximately $5.3 billion and $1.3 billion, respectively, at December 31, 1997. On February 20, 1998 the Company completed a transaction with Fleet Financial Group, Inc. ("Fleet") to contribute substantially all of its consumer credit card receivables, subject to liabilities, to a limited liability company controlled by Fleet. (See Note 11).


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


     Prior to January 1, 1997, the Company recorded a gain on the securitization of personal finance loans at the time of sale, approximately equal to the present value, using a risk adjusted discount rate, of the excess of the anticipated future interest and fees paid by borrowers on the underlying loans over the sum of the pass through rate of interest payable to the certificate holders, a loan servicing fee which is paid to the Company in its role as servicer, estimated credit losses and certain transaction related costs. The Company recorded a corresponding excess spread asset at the time of sale equal to the gain recognized. The excess spread asset was amortized, as a charge to servicing fees and other income, in proportion to cash flows received over the estimated lives of the underlying loans. The asset was carried at the lower of amortized cost or net realizable value. The carrying value was evaluated quarterly by the Company on a disaggregated basis to determine whether prepayment and loan loss experience had impaired this carrying value. Reductions in the value of the excess spread that are due to adverse prepayment and loan loss experience were recognized as a charge to earnings, while increases were not recognized. As all estimates used were influenced by factors outside the Company's control, there was uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. In addition to the excess spread, the gain also included premiums on loans sold, nonrefundable fees and gains or losses on hedging transactions structured to minimize the risk of interest rate fluctuations. (See Notes 3 and 16).


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
--------------------------------------------------------------------------------------


     The Company's senior floating rate notes were priced based on a factor of LIBOR. At December 31, 1997 the rates on these notes varied from 5.89% to 6.46%. At December 31, 1997 and 1996, the Company used derivative financial instruments to effectively convert certain fixed rate debt to a LIBOR based variable rate. (See Note 23).


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

NOTE 8.  CAPITAL STOCK

The number of shares of capital stock was as follows:

                                                              ISSUED AND OUTSTANDING
                                                                   DECEMBER 31,
------------------------------------------------------------------------------------
                                                                1997          1996
------------------------------------------------------------------------------------
Class A preferred -- $1,000 par value; Authorized, 1,010            1             1
------------------------------------------------------------------------------------
Class B preferred -- $.01 par value; Authorized, 1,000,000         25            25
------------------------------------------------------------------------------------
Class A voting common stock -- $.01 par value;
  Authorized, 214,500,000                                      18,194        17,945
Class B non-voting common stock -- $.01 par value;
  Authorized, 230,000,000                                      26,564        25,593
Less treasury stock:
  Class B                                                         418             1
------------------------------------------------------------------------------------
          Total common stock                                   44,340        43,537
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

                         ADVANTA CORP. AND SUBSIDIARIES

                 PRO FORMA UNAUDITED CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1997


($ IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------
                                         ADVANTA CORP.     TRANSACTION     TENDER OFFER     ADVANTA CORP.
                                        AND SUBSIDIARIES    PRO FORMA       PRO FORMA      AND SUBSIDIARIES
                                           HISTORICAL      ADJUSTMENTS     ADJUSTMENTS        PRO FORMA
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash                                       $   57,953      $   (55,943)[B]  $      --         $    2,010
Federal funds sold and
  interest-bearing deposits with banks        823,083         (464,838)[B]         --            358,245
Investments available for sale              1,269,209                        (819,844)[I]        449,365
Loan and lease receivables, net:
  Available for sale                        1,452,560         (874,637)[C]         --            577,923
  Other loan and lease receivables,
     net                                    1,923,986       (1,541,322)[A]         --            382,664
                                          -----------------------------------------------------------------
Total loan and lease receivables, net       3,376,546       (2,415,959)            --            960,587
Premises and equipment, net                   152,215          (84,243)[D]         --             67,972
Amounts due from credit card
  securitizations                             208,330         (208,330)[A]         --                 --
Other assets                                  798,796         (238,099)[E]         --            560,697
-----------------------------------------------------------------------------------------------------------
          Total assets                     $6,686,132      $(3,467,412)     $(819,844)        $2,398,876
-----------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits                                   $3,017,611      $(2,893,258)[F]  $      --         $  124,353
Debt and other borrowings                   2,300,946       (1,056,072)[F]         --          1,244,874
Other liabilities                             340,625          (48,082)[G]     (6,761)[I]        285,782
-----------------------------------------------------------------------------------------------------------
          Total liabilities                 5,659,182       (3,997,412)        (6,761)         1,655,009
-----------------------------------------------------------------------------------------------------------
Company-obligated mandatorily
  redeemable preferred securities of
  subsidiary trust holding solely
  subordinated debentures of the
  Company                                     100,000               --             --            100,000
STOCKHOLDERS' EQUITY
Class A preferred stock                         1,010               --             --              1,010
Class B preferred stock                            --               --             --                 --
Class A common stock                              182               --            (79)[J]            103
Class B common stock                              266               --           (113)[J]            153
Additional paid-in capital, net               354,190               --       (160,716)[J]        193,474
Retained earnings, net                        585,709          530,000[H]    (652,175)[J]        463,534
Less: Treasury stock at cost,                 (14,407)              --             --            (14,407)
-----------------------------------------------------------------------------------------------------------
          Total stockholders' equity          926,950          530,000       (813,083)           643,867
-----------------------------------------------------------------------------------------------------------
          Total liabilities and
            stockholders' equity           $6,686,132      $(3,467,412)     $(819,844)        $2,398,876
-----------------------------------------------------------------------------------------------------------
Common shares outstanding at end of
  period                                       44,038                                             24,910
Book value per common share                $    19.01                                         $    23.78

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

                         ADVANTA CORP. AND SUBSIDIARIES

                 PRO FORMA UNAUDITED CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1996


($ IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------------
                                      ADVANTA CORP.      TRANSACTION     TENDER OFFER     ADVANTA CORP.
                                     AND SUBSIDIARIES     PRO FORMA       PRO FORMA      AND SUBSIDIARIES
                                        HISTORICAL       ADJUSTMENTS     ADJUSTMENTS        PRO FORMA
---------------------------------------------------------------------------------------------------------
ASSETS
Cash                                    $  165,875       $  (161,982)[B]  $      --         $    3,893
Federal funds sold and
  interest-bearing deposits with
  banks                                    885,709          (338,923)[B]   (338,317)[H]        208,469
Investments available for sale             767,675                --       (474,990)[H]        292,685
Loan and lease receivables, net:
  Available for sale                     1,476,146        (1,062,930)[A]         --            413,216
  Other loan and lease receivables,
     net                                 1,136,857          (941,157)[A]         --            195,700
                                     --------------------------------------------------------------------
Total loan and lease receivables,
  net                                    2,613,003        (2,004,087)            --            608,916
Premises and equipment, net                108,130           (73,022)[C]         --             35,108
Amounts due from credit card
  securitizations                          399,359          (399,359)[A]         --                 --
Other assets                               644,208          (185,382)[D]         --            458,826
---------------------------------------------------------------------------------------------------------
          Total assets                  $5,583,959       $(3,162,755)     $(813,307)        $1,607,897
---------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits                                $1,860,058       $(1,809,337)[E]  $      --         $   50,721
Debt and other borrowings                2,462,084        (1,804,598)[E]         --            657,486
Other liabilities                          309,781           (78,820)[F]     (9,696)[H]        221,265
---------------------------------------------------------------------------------------------------------
          Total liabilities              4,631,923        (3,692,755)        (9,696)           929,472
---------------------------------------------------------------------------------------------------------
Company-obligated mandatorily
  redeemable preferred securities
  of subsidiary trust holding
  solely subordinated debentures of
  the Company                              100,000                --             --            100,000

STOCKHOLDERS' EQUITY
Class A preferred stock                      1,010                --             --              1,010
Class B preferred stock                         --                --             --                 --
Class A common stock                           179                --            (77)[I]            102
Class B common stock                           256                --           (110)[I]            146
Additional paid-in capital, net            309,250                --       (147,288)[I]        161,962
Retained earnings, net                     541,383           530,000[G]    (656,136)[I]        415,247
Less: Treasury stock at cost,                  (42)               --             --                (42)
---------------------------------------------------------------------------------------------------------
  Total stockholders' equity               852,036           530,000       (803,611)           578,425
---------------------------------------------------------------------------------------------------------
          Total liabilities and
            stockholders' equity        $5,583,959       $(3,162,755)     $(813,307)        $1,607,897
---------------------------------------------------------------------------------------------------------
Common shares outstanding at end of
  period                                    42,198                                              22,027
Book value per common share                 $18.06                                                 $23.92

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


                    ($ IN THOUSANDS)                             YEAR ENDED DECEMBER 31,
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
---------------------------------------------------------------------------------------------



     The Parent Company Only Statements of Changes in Stockholders' Equity are the same as the Consolidated Statements of Changes in Stockholders' Equity. (See page 42).

                      ADVANTA CORP. (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS


                   ($ IN THOUSANDS)                             YEAR ENDED DECEMBER 31,
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


(2) Combined represents a weighted average of Class A and Class B. (See Note 1).


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

                                                                 BALANCES MATURING IN:
                               BALANCE AT   ---------------------------------------------------------------
                                12/31/97      1998       1999       2000       2001       2002       2003
-----------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable:
 Notional Value                $1,066,711   $      0   $ 82,893   $ 28,977   $223,603   $434,302   $ 74,248
 Weighted Average Pay Rate          6.03%       0.00%      5.80%      5.72%      6.04%      5.98%      6.46%
 Weighted Average Receive
   Rate                             5.90        0.00       5.86       5.86       5.89       5.90       5.87
Receive Fixed/Pay Variable:
 Notional Value                $1,045,000   $249,000   $141,000   $124,000   $406,000   $ 60,000   $ 50,000
 Weighted Average Receive
   Rate                             6.47%       6.16%      6.46%      6.32%      6.62%      6.60%      6.90%
 Weighted Average Pay Rate          5.78        5.80       5.82       5.78       5.77       5.85       5.69
Total Notional Value           $2,111,711(A) $249,000  $223,893   $152,977   $629,603   $494,302   $124,248
Total Weighted Average Rates
 on Swaps:
 Pay Rate                           5.91%       5.80%      5.81%      5.77%      5.86%      5.96%      6.15%
 Receive Rate                       6.18        6.16       6.24       6.23       6.36       5.98       6.28
-----------------------------------------------------------------------------------------------------------

                                 BALANCES MATURING IN:
                               --------------------------
                               2004      2005      2006

Pay Fixed/Receive Variable:
 Notional Value                $   0   $222,688   $     0
 Weighted Average Pay Rate      0.00%      6.12%     0.00%
 Weighted Average Receive
   Rate                         0.00       5.97      0.00
Receive Fixed/Pay Variable:
 Notional Value                $   0   $      0   $15,000
 Weighted Average Receive
   Rate                         0.00%      0.00%     6.71%
 Weighted Average Pay Rate      0.00       0.00      5.72
Total Notional Value           $   0   $222,688   $15,000
Total Weighted Average Rates
 on Swaps:
 Pay Rate                       0.00%      6.12%     5.72%
 Receive Rate                   0.00       5.97      6.71
-------------------------------------------------------------------


(A) A portion of the Company's interest rate swaps were contributed to the Fleet LLC in connection with the Transaction described in Note 11.

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

      /s/ Dennis Alter             /s/ William A. Rosoff            /s/ John J. Calamari
----------------------------    ----------------------------    ----------------------------
   Chairman of the Board               Vice Chairman                  Vice President,
and Chief Executive Officer                                               Finance

SUPPLEMENTAL SCHEDULES

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE


                                                               DECEMBER 31,
                      ($ IN THOUSANDS)                             1997
----------------------------------------------------------------------------
Maturity:

  3 months or less                                               $221,011
  Over 3 months through 6 months                                  136,851
  Over 6 months through 12 months                                 169,194
  Over 12 months                                                  184,022
----------------------------------------------------------------------------
          Total                                                  $711,078
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

ITEM 11.  EXECUTIVE COMPENSATION.


The text of the Proxy Statement under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Election of Directors -- Committees, Meetings and Compensation of the Board of Directors," "-- Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "-- Other Matters" are hereby incorporated herein by reference.


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

10-e*      Application for membership in MasterCard(R) International, Inc. and Card Member License Agreement
           executed by Colonial National Bank USA on March 25, 1983.
10-f*      Indenture of Trust dated May 11, 1984 between Linda Alter, as settlor, and Dennis Alter, as trustee.
10-f(i)    Agreement dated October 20, 1992 among Dennis Alter, as Trustee of the trust established by the Indenture of Trust filed as Exhibit 10-g (the "Indenture"), Dennis Alter in his individual capacity, Linda Alter, and Michael Stolper, which Agreement modifies the Indenture (incorporated by reference to Exhibit 10-g(i)
           to the Registrant's Registration Statement on Form S-3 (File No. 33-58660), filed February 23, 1993).
10-g       Agreement dated as of March 5, 1998 between the Registrant and Olaf Olafsson (filed herewith).+
10-h       Advanta Management Incentive Plan with Stock Election (incorporated by reference to Exhibit 4-c to
           Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (File No. 33-33350), filed
           February 21, 1990).+
10-i       Advanta Corp. Executive Deferral Plan (incorporated by reference to the Exhibit 10-j to the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1995).+
10-j       Advanta Corp. Non-Employee Directors Deferral Plan (incorporated by reference to Exhibit 10-K to the
           Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).+
10-k       Advanta Management Incentive Plan With Stock Election II (incorporated by reference to Exhibit 10-o to the Registrant's Registration Statement on Form S-2 (File No. 33-39343), filed March 8, 1991).+
10-l       Advanta Management Incentive Plan With Stock Election III, as amended (incorporated by reference to
           Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).+
10-m       Life Insurance Benefit for Certain Key Executives and Directors (filed herewith).+
10-n       Advanta Management Incentive Plan With Stock Election IV, as amended (incorporated by reference to
           Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
10-o       Amended and Restated Agreement of Limited Partnership of Advanta Partners LP, dated as of October 1, 1996
           (incorporated by reference to Exhibit 10-o to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
10-p       Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff (incorporated by reference to Exhibit 10-u to the Registrant's Annual Report on Form 10-K for the year ended December 31,
           1995).+
10-q       Pooling and Servicing Agreement, dated as of June 1, 1996, among Advanta Business Receivables Corp.,
           Advanta Financial Corp. and First National Bank of Chicago, as Trustee (filed herewith).
10-r       Master Loan and Security Agreement dated as of May 1, 1997 among Advanta Mortgage Holding Company and certain of its subsidiaries and Morgan Stanley Mortgage Capital, Inc. (incorporated by reference to
           Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
10-s       Master Business Receivables Asset-Backed Financing Facility Agreement, dated as of May 1, 1997, by and among Advanta Business Service Corp., Advanta Leasing Receivables Corp. III and The Chase Manhattan Bank
           (incorporated by reference to Advanta Business Services Corp.'s Registration Statement on Form S-1 (File
           No. 333-38575)).
10-t       Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet Financial
           Group (incorporated by reference to Exhibit (c)(2) to the Registrant's Schedule 13E-4, dated January 20,
           1998), as amended by the First Amendment to the Contribution Agreement, dated as of February 20, 1998, by and among Advanta Corp., Fleet Financial Group and Fleet Credit Card, LLC (incorporated by reference to
           Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed March 6, 1998).
11         Inapplicable.
12         Computation of Ratio of Earnings to Fixed Charges (filed herewith).
13         Inapplicable.
16         Inapplicable.
18         Inapplicable.
21         Subsidiaries of the Registrant (filed herewith).
22         Inapplicable.
23         Consent of Independent Public Accountants (filed herewith).

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ADVANTA CORP.


Dated: April 17, 1998                     By:     /s/ ELIZABETH H. MAI
                                            ------------------------------------
                                            Elizabeth H. Mai, Senior Vice
                                            President, Secretary and
                                            General Counsel





     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of April, 1998.



                   NAME                                               TITLE
                   ----                                               -----

                    *                         Chief Executive Officer and Chairman of the Board
------------------------------------------
               Dennis Alter

                    *                         Vice Chairman and Director
------------------------------------------
            William A. Rosoff

                    *                         President and Director
------------------------------------------
              Olaf Olafsson

                    *                         Vice President and Treasurer
------------------------------------------
             Jeffrey D. Beck

                    *                         Vice President, Finance and Chief Accounting Officer
------------------------------------------
             John J. Calamari

                    *                         Director
------------------------------------------
             Arthur P. Bellis

                    *                         Director
------------------------------------------
                Max Botel

                    *                         Director
------------------------------------------
          William C. Dunkelberg

                    *                         Director
------------------------------------------
             Dana Becker Dunn

                   NAME                                               TITLE
                   ----                                               -----
                     *                        Director
------------------------------------------
              Robert C. Hall

                     *                        Director
------------------------------------------
            James E. Ksansnak

                     *                        Director
------------------------------------------
              Ronald Lubner

*By:  /s/ Elizabeth H. Mai
      -------------------------------------
      Elizabeth H. Mai, Attorney-in-Fact
      Pursuant to Powers of Attorney
      previously filed as part of this
      Annual Report on Form 10-K