Form 10-Q
period 1998-03-31
ADVANTA CORP
filed 1998-05-15
CIK 96638

                                    Form 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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

Yes [ ]        No [ ]

*     Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class A                                   Outstanding at May 1, 1998
----------------------------                       --------------------------
Common Stock, $.01 par value                           10,375,494 shares


         Class B                                   Outstanding at May 1, 1998
----------------------------                       --------------------------
Common Stock, $.01 par value                           15,966,505 shares

                                Table of Contents


                                                                           Page

Part I - Financial Information

Item 1.           Financial Statements

                  Consolidated Condensed Balance Sheets ...................... 3
                  Consolidated Condensed Income Statements.................... 4
                  Consolidated Condensed Statements of
                   Changes in Stockholders' Equity............................ 5
                  Consolidated Statements of Cash Flows ...................... 6
                  Notes to Consolidated Condensed Financial
                   Statements................................................. 7

Item 2.           Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................17

Part II           Other Information...........................................31

                         ADVANTA CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   March 31,           December 31,
                                                                                     1998                  1997
                                                                                     ----                  ----
ASSETS                                                                            (Unaudited)
Cash                                                                              $   94,517          $   57,953
Federal funds sold and interest-bearing
 deposits with banks                                                                 114,300             156,500
Restricted interest-bearing deposits                                                 230,746             666,583
Investments available for sale                                                     1,571,764           1,269,209
Loan and lease receivables, net:
 Available for sale                                                                  579,675           1,452,560
 Other loan and lease receivables, net                                               318,578           1,923,986
                                                                                     -------           ---------
Total loan and lease receivables, net                                                898,253           3,376,546
Premises and equipment(at cost, less
  accumulated depreciation of
  $29,543 in 1998 and $83,746 in 1997)                                                60,056             152,215
Amounts due from credit card
 securitizations                                                                           0             222,330
Other assets                                                                         581,082             784,796
                                                                                     -------             -------

   Total assets                                                                   $3,550,718          $6,686,132
                                                                                  ==========          ==========

LIABILITIES
Deposits                                                                          $  935,041          $3,017,611
Debt and other borrowings                                                          1,635,799           2,300,946
Other liabilities                                                                    329,777             340,625
                                                                                     -------             -------

   Total liabilities                                                               2,900,617           5,659,182

Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely subordinated debentures
of the Company                                                                       100,000             100,000

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par
 value: authorized, issued and
 outstanding -- 1,010 shares in 1998
 and 1997                                                                              1,010              1,010
Class B preferred stock, $.01 par
 value: authorized -- 1,000,000 shares
 in 1998 and 1997; issued -- 14,211
 shares in 1998 and 25,000 in 1997                                                         0                  0
Class A common stock, $.01 par value:
 authorized -- 214,500,000 shares;
 issued 10,369,814 shares in 1998,
 and 18,193,885 shares in 1997                                                           104                182
Class B common stock, $.01 par value:
 authorized -- 230,000,000 shares;
 issued 15,422,579 shares in 1998,
 and 26,564,546 in 1997                                                                  154                266
Additional paid-in capital, net                                                      206,948            354,190
Retained earnings, net                                                               361,101            585,709
Less:  Treasury stock at cost,
558,633 Class B common shares in 1998,
418,286 Class B common shares in 1997                                                (19,216)           (14,407)
                                                                                     -------            -------
   Total stockholders' equity                                                        550,101            926,950
                                                                                     -------            -------

   Total liabilities and stockholders'
    equity                                                                        $3,550,718         $6,686,132
                                                                                  ==========         ==========


See Notes to Consolidated Condensed Financial Statements.

                         ADVANTA CORP. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                      (In thousands, except per share data)

                                                               Three Months Ended
                                                                    March 31,
                                                              -----------------------
                                                              1998               1997
                                                                   (Unaudited)
Interest income:
 Loans and leases                                          $ 46,454           $ 66,014
 Investments                                                 26,857             31,052
                                                             ------             ------
Total interest income                                        73,311             97,066

Interest expense:
 Deposits                                                    36,249             27,096
 Other debt                                                  31,295             44,366
                                                             ------             ------
Total interest expense                                       67,544             71,462

Net interest income                                           5,767             25,604

Provision for credit losses                                  33,961             60,364
                                                             ------             ------

Net interest income after
 provision for credit losses                                (28,194)           (34,760)

Noninterest revenues:
 Gain on transfer of credit
  card business                                             541,287                  0
 Other noninterest revenues                                 148,608            156,862
                                                            -------            -------
Total noninterest revenues                                  689,895            156,862

Operating expenses:
Severance and outplacement costs associated
with workforce reduction, option
exercise and other employee costs associated with
 Fleet Transaction/Tender Offer                              62,257                  0
Expense associated with exited business/product              54,115                  0
Impairment of facility assets related to
restructuring                                                 8,700                  0
 Amortization of credit card
  deferred origination
  costs, net                                                 18,515             18,063
 Other operating expenses                                   120,786            130,748
                                                            -------            -------
Total operating expenses                                    264,373            148,811

Income (loss) before income taxes                           397,328            (26,709)

(Benefit) for income taxes                                  (21,459)            (6,891)
                                                            -------             ------

Net income (loss)                                         $ 418,787           $(19,818)
                                                          =========           ========

Earnings per common share -
Combined (See Note 13)                                     $  11.84            $  (.51)
                                                           ========            =======

Diluted Earnings per share -
Combined (See Note 13)                                     $  11.04            $  (.51)
                                                           ========            =======

Weighted average common
 shares outstanding - Basic                                  35,278             42,521
                                                             ======             ======

Weighted average common
 shares outstanding -
 assuming dilution                                           37,915             42,521
                                                             ======             ======

Cash dividends declared:
  Class A                                                  $   .063           $   .110
  Class B                                                  $   .076           $   .132



See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Changes in Stockholders' Equity


    ($ in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Unrealized
                                     Class A        Class B      Class A      Class B    Additional                     Investment
                                    Preferred      Preferred     Common       Common      Paid-In      Deferred        Holding Gains
                                      Stock          Stock        Stock        Stock      Capital    Compensation        (Losses)
-----------------------------------------------------------------------------------------------------------------------------------
 Balance at Dec. 31,1996              $1,010          $0          $179         $256       $350,479     $(41,229)           $ (618)
 Change in unrealized
   appreciation of
   investments                                                                                                                466
 Preferred and common
  cash dividends declared
 Exercise of stock options                                           3             6        8,468
 Issuance of stock:
   Dividend reinvestment                                                                      857
   Benefit plans                                                                   4       14,524       (11,159)
 Amortization of deferred
   compensation                                                                                          11,343
 Termination/tax benefit -
   benefit plans                                                                            5,215        15,692
 Foreign currency
   translation adjustment
-----------------------------------------------------------------------------------------------------------------------------------
 Net Income
 Balance at Dec. 31, 1997             $1,010          $0          $ 182        $ 266     $379,543       $(25,353)         $ (152)
 Tender offer                                                       (79)        (113)    (160,861)
 Change in unrealized
   appreciation of
   investments                                                                                                               146
 Preferred and common
   cash dividends declared
 Exercise of stock options                                            1            2       3,041
 Issuance of stock:
   Dividend reinvestment
    plan                                                                                      31
   Benefit plans                                                                   2       5,913          (4,606)
 Amortization of deferred
   compensation                                                                                            2,654
 Termination/tax benefit-
   benefit plans                                                                  (3)     (8,798)         15,384
 Foreign currency
   translation adjustment
 Net Income
-----------------------------------------------------------------------------------------------------------------------------------
 Balance at
  March 31, 1998                      $1,010          $0           $104         $154    $218,869        $(11,921)           $(6)
====================================================================================================================================

See Notes to Consolidated Condensed Financial Statements.



    ($ in thousands)
----------------------------------------------------------------------------------------------------
                                              Retained           Treasury               Stockholders'
                                            Earnings, net          Stock                   Equity
----------------------------------------------------------------------------------------------------
 Balance at Dec. 31,1996                      $542,001             $(42)                 $852,036
 Change in unrealized
   appreciation of
   investments                                                                                466
 Preferred and common
  cash dividends declared                      (28,301)                                   (28,301)
 Exercise of stock options                                                                  8,477
 Issuance of stock:
   Dividend reinvestment                                                                     857
   Benefit plans                                                  1,297                    4,666
 Amortization of deferred
   compensation                                                                           11,343
 Termination/tax benefit
   - benefit plans                                              (15,662)                   5,245
 Foreign currency
   translation adjustment                          536                                       536
 Net Income                                     71,625                                    71,625
------------------------------------------------------------------------------------------------

 Balance at Dec. 31, 1997                     $585,861         $(14,407)                $926,950
 Tender offer                                 (640,551)                                 (801,604)
 Change in unrealized
   appreciation of
   investments                                                                               146
 Preferred and common
   cash dividends declared                     (2,728)                                    (2,728)
 Exercise of stock options                                                                 3,044
 Issuance of stock:
   Dividend reinvestment
    plan                                                                                      31
   Benefit plans                                                                           1,309
 Amortization of deferred
   compensation                                                                            2,654
 Termination/tax benefit-
   benefit plans                                                 (4,809)                   1,774
 Foreign currency
   translation adjustment                        (262)                                      (262)
 Net Income                                   418,787                                    418,787
------------------------------------------------------------------------------------------------
 Balance at
  March 31, 1998                             $361,107          $(19,216)                $550,101
================================================================================================


                                      5

                         ADVANTA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                            ----------------------
                                                                              1998            1997
                                                                            ----------------------
OPERATING ACTIVITIES                                                               (Unaudited)
Net income (loss)                                                           $418,787        $(19,818)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Gain on transfer of credit card business                                  (541,287)              0
  Restructure and other unusual charges                                       99,672               0
  Sales/valuation adjustments-equity securities                               42,889           4,670
  Depreciation and amortization of intangibles                                 8,256           7,997
  Provision for credit losses                                                 33,961          60,364
  Change in other assets and amounts due from
   credit card securitizations                                               (52,237)          8,597
  Change in other liabilities                                                 13,469          22,765
  Gain on securitization of receivables                                      (23,604)        (23,929)
                                                                             -------         -------
Net cash (used in) provided by operating activities                              (94)         60,646
INVESTING ACTIVITIES
 Purchase of investments available for sale                              (29,262,311)     (7,442,421)
 Proceeds from sales of investments available for
  sale                                                                       684,007          66,142
 Proceeds from maturing investments available
  for sale                                                                28,232,695       7,296,061
 Change in federal funds sold and interest-bearing
  deposits                                                                    98,765        (729,229)
 Change in credit card receivables, excluding sales/transfers             (1,113,848)        237,929
 Proceeds from sales/securitizations of receivables                        3,009,820         711,515
 Purchase of personal finance loan/lease portfolios                           (2,526)        (63,952)
 Principal collected on personal finance loans                                26,423          36,583
 Personal finance loans made to customers                                 (1,174,769)       (658,569)
 Purchases of premises and equipment                                           2,679         (31,992)
 Proceeds from sale of premises and equipment                                      0             186
 Excess of cash collections over income
  recognized on direct financing leases                                        7,742          11,333
 Equipment purchased for direct financing leases                             (62,685)        (82,435)
 Change in business card receivables, excluding sales                        (45,712)       (104,891)
 Net change in other loans                                                        97         (11,046)
                                                                             -------         -------
Net cash provided by (used in) investing activities                          400,377        (764,786)
FINANCING ACTIVITIES
 Change in demand and savings deposits                                      (382,024)         26,489
 Proceeds from sales of time deposits                                        663,137         339,971
 Payments for maturing time deposits                                        (196,223)       (267,727)
 Change in repurchase agreements and term federal funds                       51,950         204,130
 Proceeds from issuance of subordinated/senior debt                            4,468           6,880
 Payments on redemption of subordinated/senior debt                          (14,880)        (18,570)
 Proceeds from issuance of medium-term notes                                      25         285,500
 Payments on maturity of medium-term notes                                   (16,000)        (45,000)
 Change in notes payable                                                     325,776         153,068
 Stock tender offer                                                         (801,604)              0
 Proceeds from issuance of stock                                               4,384           7,881
 Cash dividends paid                                                          (2,728)         (7,182)
                                                                              ------          ------
Net cash (used in) provided by financing activities                         (363,719)        685,440
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                               36,564         (18,700)
Cash at beginning of period                                                   57,953         165,875
Cash at end of period                                                   $     94,517    $    147,175

See Notes to Consolidated Condensed Financial Statements.

                         ADVANTA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in thousands)

                                 March 31, 1998

1) The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The results of operations through February 20, 1998 include the results of operations of the Company's consumer credit card business. (See Note 3.) The results of operations for the interim periods are not necessarily indicative of the results for a full year.

2) The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       Certain prior period amounts have been reclassified to conform with current year classifications.

3) Pursuant to the terms of the Contribution Agreement, dated as of October 28, 1997, as amended February 20, 1998, by and between the Company and Fleet Financial Group, Inc. ("Fleet"), the Company and certain of its subsidiaries and Fleet and certain of its subsidiaries each contributed certain assets and liabilities of their respective consumer credit card businesses to Fleet Credit Card LLC (the "LLC") in exchange for an ownership in the LLC (the "Transaction"). As of the consummation of the Transaction on February 20, 1998, the Company's ownership interest in the LLC was 4.99%. The Company retained certain immaterial assets of its consumer credit card business which are not required in the operation of such business and certain liabilities related to its consumer credit card business, including, among others, all reserves relating to its credit insurance business and any liability or obligation relating to certain consumer credit card accounts generated in specific programs which comprised a very small portion of the Company's consumer credit card receivables as of February 20, 1998. The assets and liabilities retained have been classified in other assets and other liabilities.

       Concurrently with the Transaction the Company purchased 7,882,750 shares of its Class A Common Stock, 12,482,850 of its Class B Common Stock, each at $40 per share net, and 1,078,930 of its depositary shares each representing one one-hundredth interest in a share of 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciated Income Linked Securities (SAILS)) at $32.80 per share net through an issuer tender offer which was completed on February 20, 1998. The Office of the Comptroller of the Currency approved the payment of a special dividend from Advanta National Bank to Advanta Corp., its parent company, to effect the purchase of the shares.

       The contribution was accounted for as a transfer of financial assets (cash, loans, and other receivables) and an extinguishment of financial liabilities (deposits, debt and other borrowings and other liabilities) under Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and a sale of non financial assets and liabilities (principally property and equipment, prepaid assets, deferred costs and certain contractual obligations). The financial assets and non financial assets and liabilities of the Company's consumer credit card business that were contributed were removed from the balance sheet. The Company was legally released from being the primary obligor under all of the financial liabilities contributed and accordingly, they were removed from the balance sheet.

4) Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" was issued in July 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners. The Company adopted

       SFAS No. 130 on January 1, 1998.

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                               1998                            1997
                                                                               ----                            ----
Net income/Loss                                                              $ 418,787                       $ (19,818)

Unrealized holding gain during the period, net                                     146                             466
of tax
Cumulative translation adjustments                                                (262)                            536
                                                                             ----------                      ---------
Comprehensive income /(loss)                                                 $ 418,671                       $ (18,816)
                                                                             =========                       ==========


5) SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997, and is effective for periods beginning after December 15, 1997. In the initial year of adoption, this statement does not have to be applied to interim financial statements. SFAS No. 131 introduces a new model for segment reporting, called the "management approach". The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on product and services, geography, legal structure, management structure - any manner in which management disaggregates a company. The management approach replaces the notion of industry and geographic segments in current FASB standards. The Company currently intends to report information on two segments as a result of the adoption of SFAS No. 131, Advanta Mortgage and Advanta Business Services.

       The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in March 1998. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and specifies that direct costs incurred when developing computer software for internal use should be capitalized once certain capitalization criteria are met. SOP 98-1 specifies that internal costs incurred for upgrades, enhancements and maintenance should be expensed as incurred. The SOP also specifies that external costs related to maintenance, unspecified upgrades and enhancements, and costs under agreements that combine the costs of maintenance and unspecified upgrades and enhancements should be recognized in expense over the contract period on a straight-line basis unless another systematic and rational basis is more representative of the services received. Capitalized costs of computer software developed or obtained for internal use is to be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. The provisions of the SOP are to be applied to internal-use software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application of the SOP. Costs incurred prior to initial application of this SOP, whether capitalized or not, may not be adjusted to the amounts that would have been capitalized had this SOP been in effect when those costs were incurred. The adoption of SOP 98-1 is not expected to have a material effect on the Company's financial statements.

6) Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:


                                                                                 March 31,                   December 31,
                                                                                    1998                         1997
                                                                                    ----                         ----
           Consumer credit cards                                                  $        0                  $2,579,890
           Mortgage loans                                                            605,427                     478,433
           Leases and corporate cards                                                288,793                     298,789
           Other loans                                                                11,770                      40,978
                                                                                  ----------                  ----------
           Gross loan and lease receivables                                          905,990                   3,398,090
           Add: Deferred origination costs,
             net of deferred fees                                                     10,177                     116,229
           Less: Reserve for credit losses:
             Consumer credit cards                                                         0                    (118,420)
             Mortgage loans                                                           (4,495)                     (5,822)
             Leases and corporate cards                                               (9,685)                     (9,798)
             Other loans                                                              (3,734)                     (3,733)
                                                                                  ----------                  ----------
             Total                                                                   (17,914)                   (137,773)
                                                                                   ---------                  ----------
           Net loan and lease receivables                                          $ 898,253                  $3,376,546
                                                                                   =========                  ==========

Receivables and accounts serviced for others consisted of the following:

                                                                                  March 31,                  December 31,
                                                                                    1998                         1997
                                                                                    ----                         ----
           Receivables:
            Consumer credit cards                                                 $         0                $ 8,664,711
            Mortgage loans*                                                         5,440,966                  4,830,403
            Leases and corporate cards                                              1,005,654                    965,000
                                                                                  -----------                -----------
            Total                                                                 $ 6,446,620                $14,460,114
                                                                                  ===========                ===========

           Number of Accounts:
            Consumer credit cards                                                           0                  4,529,248
            Mortgage loans*                                                           100,668                     93,317
            Leases and corporate cards                                                273,274                    248,546
                                                                                  -----------                -----------
            Total                                                                     373,942                  4,871,111
                                                                                  ===========                ===========

       *Excludes Mortgage loans which were never owned by the Company, but which the Company services for a fee ("contract servicing"). Contract servicing receivables were $8.8 billion and $9.2 billion at March 31, 1998 and December 31, 1997, respectively. The related number of accounts serviced at March 31, 1998 and December 31, 1997 were 130,340 and 130,644, respectively.

7) The Company measures the retained interest-only (IO) strips from the securitization of mortgage and home equity loans like investments in debt securities classified as trading securities. These assets are subsequently recorded at estimated fair value and the resulting unrealized gain or loss from the valuation of the receivable is recorded in the results of operations for the period. During the quarters ended March 31, 1998 and 1997 the Company recorded a pretax charge of $9.8 million and $3.9 million, respectively, due to increased prepayments on mortgage loans.

       The Company measures the retained interest-only strips from the securitization of business loans and leases like investments in debt securities classified as available-for-sale securities.

       At March 31, 1998, the Company had $5.7 billion of securitized personal finance loan receivables outstanding which are subject to certain recourse obligations. The Company had liabilities of $126.4 million at March 31, 1998 related to these recourse obligations which are netted against the retained interest-only strips. At March 31, 1998, the Company had amounts receivable from personal finance sales and securitizations of $415.9 million, $163.1 million of which was subject to liens.

       At March 31, 1998, the Company had $1.0 billion of securitized business loans and leases outstanding which are subject to certain recourse obligations. There were liabilities of $35.2 million at March 31, 1998 related to these recourse obligations which are netted against the retained interest-only strips. The Company had amounts receivable from business loan and lease securitizations of $52.1 million at March 31, 1998, none of which was subject to liens.

       The retained IO strips and the related recourse liabilities are established at the time of the securitization transactions based on anticipated future interest rates, prepayment rates and default rates. As these estimates are influenced by factors outside of the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.

8) The following table shows the changes in the reserve for credit losses for the periods presented:

                                                     Three Months Ended        Year Ended
                                                         March 31,             December 31,
                                                           1998                   1997
                                                           ----                   ----
Balance, beginning of period                            $ 137,773             $  89,184

   Current provision                                       33,961               210,826


   Reserves on receivables
    (sold)/purchased, net                                (118,420)              (11,015)

   Net charge-offs                                        (35,400)             (151,222)
                                                          -------              --------


            Balance, end of period                       $ 17,914              $137,773
                                                        =========              ========

9)     Selected Balance Sheet Information

         OTHER ASSETS
                                                               March 31,   December 31,
                                                                 1998          1997
                                                                 ----          ----
Retained interest-only strip,
 net - personal finance loans                                  $190,643      $191,868
Prepaid assets                                                   71,325       131,305
Due from trustees - mortgage                                     46,118        25,383
Accrued interest receivable                                      20,414        99,167
Investments in operating leases                                  11,419        12,432
Due from trustees - leases and
 corporate cards                                                 10,076         6,736
Goodwill                                                          3,808         5,134
Deferred costs                                                    3,640        48,332
Other real estate (A)                                             1,494           689
Current and deferred federal
 income taxes                                                    17,647             0
Other                                                           204,498       263,750
                                                                -------       -------
Total other assets                                             $581,082      $784,796
                                                               ========      ========

        (A) Carried at the lower of cost or fair market value less selling costs.


         OTHER LIABILITIES
                                                               March 31,        December 31,
                                                                 1998               1997
                                                                 ----               ----
Accounts payable and accrued
 expenses                                                      $109,948          $100,380
Accrued interest payable                                         49,507            73,103
Deferred fees and other reserves                                 35,853            28,050
Current and deferred federal and state income taxes
                                                                      0            40,461
Other                                                           134,469            98,631
                                                                -------            ------
Total other liabilities                                        $329,777          $340,625
                                                               ========          ========


10) Income tax expense reflects an effective tax rate, before the impact of the gain and tax charges associated with exited business and products, of approximately 30%, for the three month period ended March 31, 1998, compared to approximately 26% tax rate for the comparable 1997 period. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

       Income tax expense consisted of the following components:

                             Three Months Ended
                                  March 31,
                          -----------------------
                          1998               1997
                          ----               ----
Current:
 Federal                $(74,262)          $ (6,649)
 State                     7,806               (574)
                        --------           --------
Total current            (66,456)            (7,223)

Deferred:
 Federal                  44,613                287
 State                       384                 45
                        --------           --------
Total deferred            44,997                332

Total tax expense       $(21,459)          $ (6,891)
                        ========           ========

The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                                                             Three Months Ended
                                                                 March 31,
                                                         1998                  1997
                                                         ----                  ----
             Statutory federal
              Income tax                               $136,162              $(9,356)
             State income taxes                           5,323                 (344)
             Insurance income                            22,984               (1,442)
             Tax credits                                 (2,321)              (1,335)
             162m limitation                              4,725                    0
             APB 28 adjustment                           20,635                5,255
             Transfer of credit
               card business                           (209,110)                   0
             Other                                          143                  331
                                                       --------              -------

             Consolidated tax
              expense                                  $(21,459)             $(6,891)
                                                       =========             ========


             The net deferred tax asset/(liability) is comprised of the following:

                        March 31,          December 31,
                          1998                1997
                          ----                ----
Deferred taxes:

  Gross assets         $  36,680           $  84,676

  Gross liabilities      (46,623)           (118,655)
                       ---------           ---------

Total deferred taxes   $  (9,943)          $ (33,979)
                       =========           =========

The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows:

                                               March 31,        December 31,
                                                 1998               1997
                                                 ----               ----
SFAS 91                                        $ (3,677)         $(24,655)
Loan losses                                       6,270            45,224
Mortgage banking revenue                         (5,521)           (4,176)
Securitization income                            (8,714)          (34,367)
Leasing income                                  (17,523)          (10,772)
Other                                            19,222            (5,233)
                                                 ------            ------
Net deferred tax assets
 (liabilities)                                 $ (9,943)         $(33,979)
                                               ========          ========


11) In connection with the tender offer, workforce reduction and activities which occurred during the first quarter, the number of outstanding restricted shares issued to certain employees decreased to 753 thousand at March 31, 1998 from 1,334 thousand at December 31, 1997. Stock options outstanding decreased to 2,299 thousand at March 31, 1998 from 3,934 thousand at December 31, 1997.

12)      Debt consisted of the following:

----------------------------------------------------------------------------------------------------------------
                                                                            March 31,                December 31,
                                                                              1998                      1997
----------------------------------------------------------------------------------------------------------------
SENIOR DEBT
RediReserve certificates (4.06%)                                             $  3,222                 $  3,611
6 month senior notes  (6.53%-6.86%)                                             4,163                    3,523
12 month senior notes (6.16%-6.86%)                                            47,161                   51,537
18 month senior notes (6.11%-6.95%)                                             6,474                    6,795
24 month senior notes (5.87%-7.14%)                                            33,913                   33,517
30 month senior notes (5.92%-7.56%)                                            14,157                   14,441
48 month senior notes (5.69%-7.56%)                                             8,006                    8,061
60 month senior notes (5.83%-7.70%)                                            20,206                   21,999
Value notes, fixed    (6.85%-7.85%)                                            30,755                   30,755
Medium-term notes, fixed (6.38%-8.36%)                                        855,488                  861,462

Medium-term notes, floating                                                   228,000                  238,000
Short-term bank notes                                                               0                   99,986
Short-term bank notes, floating                                                     0                  141,974
Medium-term bank notes, fixed (6.23%-7.14%)                                    86,491                  408,651
Medium-term bank notes, floating                                               21,979                  260,837
Other senior notes (5.97%-11.34%)                                               6,972                    7,491
--------------------------------------------------------------------------------------------------------------
Total senior debt                                                           1,366,987                2,192,640


SUBORDINATED DEBT
Subordinated notes (5.69%-11.34%)                                               2,034                    5,754
7% subordinated bank notes due 2003                                             4,516                   49,778
--------------------------------------------------------------------------------------------------------------

Total subordinated debt                                                         6,550                   55,532
--------------------------------------------------------------------------------------------------------------
Total debt                                                                  1,373,537                2,248,172

Less short-term debt & certificates                                         (452,576)                 (809,814)
--------------------------------------------------------------------------------------------------------------
Long-term debt                                                             $ 920,961                $1,438,358
==============================================================================================================


       The Company's senior floating rate notes were priced based on a factor of LIBOR. At March 31, 1998, the rates on these notes varied from 5.83% to 6.17%. At March 31, 1998, the Company used derivative financial instruments to effectively convert certain fixed rate debt to a LIBOR based variable rate (see note 14).

13) During the quarter, the Company implemented a restructuring plan to reduce corporate expenses incurred in the past to support the operations contributed in the Transaction. In connection with this plan, the Company accrued severance benefits of approximately $35 million during the quarter, approximately $27 million of which has been classified as severance and outplacement costs associated with workforce reduction, option exercise and other employee costs associated with Fleet Transaction/Tender Offer and the balance has been classified as compensation expense. In connection with this plan approximately 255 employees who ceased to employed by the Company are entitled to benefits, of which 190 employees were directly associated with the operations contributed to Fleet and approximately 65 employees were associated with the workforce reduction. During the quarter, the Company paid approximately $25 million of severance benefits to employees which were charged against the associated liability.

       The Company is also implementing a plan to exit business and product offerings not directly associated with its mortgage and business services units. In connection with this plan, contractual commitments associated with development activities to be discontinued were accrued. The contractual commitments and termination benefits are expected to be paid out over the next twelve months. The actions to complete the plan are principally the settlement of contractual commitments and distributing the remaining severance benefits.

       The Company has contractual commitments to certain customers and other nonrelated financial institutions that are providing benefits to these customers under a product that will no longer be offered and for which no future revenues or benefits will be received. A substantial portion of the contractual commitments will be paid out over the next 42 months. The actions required to complete this plan include the settlement of contractual commitments and the payment of customer benefits.

       During the quarter, the Company recorded $29.8 million of charges classified as expense associated with exited business/product in connection with the aforementioned exit plans. No significant payments were made during the quarter related to these contractual commitments.

14) In connection with the Company's restructuring plan to reduce corporate expenses and the Company's efforts to exit business and product development activities previously mentioned, certain assets were identified for disposal and written down to estimated realizable value. These assets principally consisted of facility capital assets, software, intangible and other assets. The Company recognized a total of $20 million of losses associated with the write-off of these assets, $11.3 million of which have been classified as expenses associated with exited business/product. The disposal of the assets is expected to be completed within the next twelve months.

15) The following table shows the calculation of basic earnings per share and diluted earnings per share:

                                                 March 31,
-----------------------------------------------------------------
                                             1998          1997
-----------------------------------------------------------------
Net income                                $ 418,787    $ (19,818)

 less: Preferred "A" dividends                 (141)        (141)

 less: Preferred "B" dividends, net            (917)      (1,561)
================================================================
Income available to common Shareholders      417,729     (21,520)


 less: Class A dividends declared              (655)      (1,997)

 less: Class B dividends declared            (1,116)      (3,442)
================================================================
Undistributed Earnings                    $ 415,958    $ (26,959)
Shares
  Basic Combined                             35,278       42,521
  Class A                                    14,798       18,129
  Class B                                    20,480       24,392
Options A                                        24            0(1)
Options B                                       269            0(1)
AMIP B                                          310            0(1)
Preferred B                                   2,032            0(1)
  Diluted Combined                           37,915       42,521
  Class A                                    14,822       18,129
  Class B                                    23,093       24,392
Earnings Per Share
  Basic Combined(2)                       $   11.84    $    (.51)
  Class A                                     11.84         (.52)
  Class B                                     11.85         (.49)

  Diluted Combined(2)                     $   11.04    $    (.51)
  Class A                                     11.04         (.52)
  Class B                                     11.04         (.49)
================================================================


       (1) At March 31, 1997, 2.3 million of Class B common stock options, .8 million shares of restricted Class B common stock and 25,000 shares of the Company's Class B convertible preferred stock were outstanding but were not included in the computation of diluted earnings per share for the quarter ended March 31, 1997 because they were antidilutive for that period.

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

16) In managing its interest rate sensitivity and foreign currency positions, the Company may use derivative financial instruments. These instruments are used for the express purpose of managing its interest rate and foreign currency exposures and are not used for any trading or speculative activities. As of March 31, 1998 and December 31, 1997, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.

       The following table summarizes by notional amounts the Company's interest rate swap and swaption activity by major category for the periods presented:

-----------------------------------------------------------------------
                                    Receive         Pay
                                   Fixed Rate    Fixed Rate       Total
-----------------------------------------------------------------------



-------------------------------------------------------------------------
    Balance at 1/1/97           $   812,835    $   900,609    $ 1,713,444
-------------------------------------------------------------------------
         Additions                  967,250        472,496      1,439,746
         Net amortization                 0       (142,894)      (142,894)
         Maturities                (136,835)       (10,500)      (147,335)
         Swaptions exercised              0       (153,000)      (153,000)
         Terminations              (598,250)             0       (598,250)
-------------------------------------------------------------------------
      Balance at 12/31/97       $ 1,045,000    $ 1,066,711    $ 2,111,711
-------------------------------------------------------------------------
         Additions                        0        311,940        311,940
         Net amortization                 0       (104,017)      (104,017)
         Maturities                (106,000)             0       (106,000)
         Terminations                  (500)             0           (500)
         Transferred to Fleet      (161,710)             0       (161,710)
-------------------------------------------------------------------------
      Balance at 3/31/98        $   776,790    $ 1,274,634    $ 2,051,424
-------------------------------------------------------------------------

The following table discloses the Company's interest rate swaps by major category, notional value, weighted average interest rates, and annual maturities for the periods presented.

                                         Balance at                               Balances maturing in:
-----------------------------------------------------------------------------------------------------------------------------
                                           3/31/98           1998          1999            2000           2001          2002
-----------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable:
   Notional Value                       $ 1,274,633       $      0    $   202,646    $    22,191    $   201,017    $   400,576
   Weighted Average Pay Rate                   5.95%          0.00%          5.72%          5.72%          6.04%          5.98%
   Weighted Average Receive Rate               5.51           0.00           5.46           5.14           5.18           5.67

Receive Fixed/Pay Variable:
   Notional Value                       $   776,790       $143,000    $   141,000    $   124,000    $   289,255    $    60,000
   Weighted Average Receive Rate               6.49%          6.34%          6.46%          6.32%          6.61%          6.60%
   Weighted Average Pay Rate                   5.56           5.11           5.69           5.63           5.66           5.68


Total Notional Value                    $ 2,051,423       $143,000    $   343,646    $   146,191    $   490,272    $   460,576

Total Weighted Average Rates on Swaps:
   Pay Rate                                    5.80%          5.11%          5.70%          5.64%          5.81%          5.94%
   Receive Rate                                5.88           6.34           5.87           6.14           6.02           5.79


                                       -------------------------------------------
                                        2003       2004       2005         2006
                                       -------------------------------------------
Pay Fixed/Receive Variable:
   Notional Value                      $239,817  $     0   $208,386          0
   Weighted Average Pay Rate               5.90%    0.00%      6.12%      0.00%
   Weighted Average Receive Rate           5.44     0.00       5.69       0.00

Receive Fixed/Pay Variable:
   Notional Value                         4,535   $    0    $     0    $15,000
   Weighted Average Receive Rate           6.90%    0.00%      0.00%      6.71%
   Weighted Average Pay Rate               5.67     0.00       0.00       5.69


Total Notional Value                   $244,352   $    0   $208,386     15,000

Total Weighted Average Rates on Swaps:
   Pay Rate                                5.90%    0.00%      6.12%      5.69%
   Receive Rate                            5.47     0.00       5.69       6.71

                         ADVANTA CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

For the quarter ended March 31, 1998, the Company reported net income of $418.8 million or diluted earnings per share of $11.04 for Class A and Class B shares combined. Last year, in the same period, the Company reported a net loss of $19.8 million, or diluted loss per share of $0.51 for Class A and Class B shares combined.

On February 20, 1998 the Company announced that the stockholders had approved and it had completed its transaction with Fleet Financial Group, Inc. ("Fleet") whereby the Company and certain of its subsidiaries and Fleet and certain of its subsidiaries each contributed substantially all of their respective consumer credit card businesses, subject to liabilities, to a newly formed limited liability company controlled by Fleet (the "LLC"). Concurrently with the transaction with Fleet (the "Transaction"), the Company purchased approximately 43% of its Class A and Class B Common Stock, each at $40 per share net, and depositary shares each representing one one-hundredth interest in a share of 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciated Income Linked Securities (SAILS)) (the "SAILS Depositary Shares") at $32.80 per share net, through an issuer tender offer. Also during the quarter, the Company implemented a restructuring plan to reduce corporate expenses incurred in the past to support the operations contributed in the Transaction. The Company is also implementing a plan to exit business and product offerings not directly associated with its mortgage and business services units. The financial impact of these transactions and activities are described below.

The net income for the period reflects the $536.4 million net gain on the Transaction, a $62.3 million pretax charge for severance and outplacement costs associated with workforce reduction, option exercises and other employee costs associated with the Fleet Transaction / Tender Offer, a $54.1 million pretax charge for expenses associated with exited businesses and products, $42.5 million of equity securities losses and an $8.7 million pretax charge for facility impairments. Net income also reflected other income of $8.8 million, which primarily represents net income of the consumer credit card business unit for 1998 prior to the Fleet Transaction. Net income for Advanta Mortgage and Advanta Business Services was $6.3 million. Net income for Advanta Mortgage reflects a $9.8 million pretax charge recorded to adjust the retained interest-only (IO) strips in accordance with the Company's practice of regularly reviewing its assumptions to reflect the Company's actual market experience.

The first quarter 1997 loss was the result of several factors, including continuing increases in consumer bankruptcies and charge-offs and lower receivable balances than originally anticipated in the consumer credit card business.

The net gain recognized by the Company of approximately $536.4 million, represents the excess of liabilities transferred to the LLC over the net basis of the assets transferred and included the Company's retained minority membership interest in the LLC, which at the closing date of the Transaction was a 4.99% ownership interest in the LLC valued at $20 million.

Pursuant to the Tender Offer, the Company purchased 7,882,750 shares of its Class A Common Stock and 12,482,850 of its Class B Common Stock at $40 per share net, and 1,078,930 of its SAILS Depositary Shares at $32.80 per share net. Contingent on the Transaction, the Company accelerated vesting of 43.15% of outstanding options that were not vested at the time of the closing of the Transaction. In connection with the Tender Offer, present and former directors and employees who held exercisable options to purchase Class A and Class B Common Stock tendered such options in lieu of first exercising such options and tendering the underlying stock. The Company used approximately $850 million (before taking into account the exercise price of options) to repurchase the shares in the Tender Offer. In addition, the Company also amended the terms of options granted to employees who became employees of the LLC or whose employment with the Company was otherwise terminated in connection with the Transaction (the "Affected Employees") to extend the post-employment exercise period. Although, there was a charge to earnings associated with this amendment, there was no net impact to capital in connection with this amendment. The Company also canceled options issued to certain members of the Board of Directors and replaced the canceled options with stock appreciation rights.

In March 1997, the Compensation Committee of the Board of Directors approved the Advanta Senior Management Change of Control Severance Plan (the "Management Severance Plan") which provides benefits to senior management employees in the event of a change of control of the Company (as defined) if, within one year of the date of a change of control, there has been either an actual or constructive termination of the senior management employee. In February 1998, pursuant to the Company's agreement with Fleet, the Compensation Committee approved an amendment to the Management Severance Plan that allows the Office of the Chairman, in its sole discretion, to extend the level of benefits that would otherwise be allowed in the event of a change of control to Affected Employees. The Board of Directors also authorized the Chairman of the Board, in his sole discretion, to pay bonuses to certain key employees in recognition of their efforts on behalf of the Company in the strategic alternatives process. In accordance with the Company's agreement with Fleet, the LLC agreed to assume the Company's Management Severance Plan and 50% of the bonus payments with respect to those Affected Employees who became employees of the LLC in connection with the Transaction. In May 1997, the Board of Directors adopted the Office of the Chairman Supplemental Compensation Program which entitled the members of the Office of the Chairman to receive benefits in the event of a change of control (as defined) or other similar transaction. In October 1997, the Company announced that the CEO of the Company and the CEO of the consumer credit card business unit were leaving the Company in connection with the Transaction. These benefits were all contingent upon the Transaction and were recognized upon the consummation of the transaction.

In connection with the Company's evaluation of strategic alternatives and the Transaction, the Company adopted special retention programs. Under these programs certain employees are entitled to receive special payments based on their targeted bonuses and contingent upon their continued employment with the Company or a successor entity. The first payments under the special retention programs were made in March 1998. Further, in March 1998, the Company identified employees that would be terminated in connection with the Transaction as part of the corporate restructuring to reduce corporate expenses. During the quarter, the corporate restructuring was approved by the Board of Directors and affected employees were informed of the termination benefits they would receive. Substantially all of these employees ceased employment with the Company prior to April 30, 1998.

The Company recorded a $62.3 million pretax charge to earnings in connection with the foregoing plans, plan amendments and workforce reduction activities.

In connection with the Company's restructuring efforts to reduce expenses associated with business and product offerings which are not directly associated with its mortgage and business services units, management approved exit and disposition plans during the quarter related to certain businesses and products previously offered. The Company recorded charges in the quarter related to costs to be incurred by the Company in executing these plans, including contractual obligations to customers for which no future revenue will be received, and contractual vendor obligations for services from which no future benefit will be derived. The charges also include termination benefits to employees associated with the businesses and products identified in the exit plan. Related to the exit plan, certain assets were identified for disposal and written down to estimated realizable value. In addition, the Company recognized investment banking, professional and consulting fees that were contingent upon completion of the Fleet transaction as well as other professional and consulting fees associated with the Company's corporate restructuring. The Company recorded a $54.1 million pretax charge to earnings in connection with exited businesses and products.

Earnings for the first quarter reflect equity securities losses of $42.5 million. The equity securities losses reflect changes in the fair value of Advanta Partners LP investments Most of the loss relates to investments not publicly traded for which Advanta Partners decided during the first quarter to expedite a disposal plan.

In connection with the Company's corporate restructuring, certain facility assets were identified for disposal and were written down to their estimated realizable value resulting in an asset impairment charge of $8.7 million.

The managed charge-off rate decreased to 4.35% for the first quarter of 1998 from 5.26% for the same period in 1997. The managed delinquency rate was 6.9% for the first quarter of 1998 compared to 5.5% for the first quarter of 1997. The operating expense ratio (excluding the previously discussed restructuring costs and credit card DAC) increased to 3.4% in the first quarter of 1998 from 3.2% for the first quarter of 1997.

This Report contains forward-looking statements, including, but not limited to, projections of future earnings, that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Significant risks and uncertainties include: the Company's managed net interest margin, the receivables volume and initial pricing of new accounts, prepayment rates, the mix of account types and interest rate fluctuations; the level of delinquencies, customer bankruptcies, and charge-offs; and the amount and rate of growth in the Company's expenses. Earnings also may be significantly affected by factors that affect consumer debt, competitive pressures from other providers of financial services, the effects of governmental regulation, the amount and cost of financing available to the Company and its subsidiaries, the difficulty or inability to securitize the Company's receivables and the impact of the ratings of debt of the Company and its subsidiaries. Additional risks that may affect the Company's future performance are set forth elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and other filings with the Securities and Exchange Commission.

NET INTEREST INCOME

Net interest income for the first quarter of 1998 decreased $19.8 million or 77.5% to $5.8 million from $25.6 million for the same period of 1997. Net interest margin in the first quarter 1998 was .64% compared to 2.22% for the first quarter 1997. The decrease in interest income was mainly attributable to the closing of the Fleet transaction, new accounts added at introductory rates, credit card securitization transactions as well as the mix of receivables. The increase in the owned cost of interest bearing liabilities is primarily attributable to the rate increases and credit rating downgrades experienced by the Company subsequent to the March 17, 1997 earnings announcement. Both periods carry high investment balances as a percent of owned assets, thereby suppressing margins.

The following tables provide an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three month period ended March 31, 1998 and 1997. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

     INTEREST RATE ANALYSIS
     (Dollars in thousands)

                                                                   Three Months Ended March 31,
                                       ---------------------------------------------------------------------------------
                                                      1998                                            1997
                                       -----------------------------------          ------------------------------------
                                       Average                       Yield/         Average                        Yield/
                                       Balance (1)   Interest         Rate          Balance (1)    Interest         Rate
                                       -----------   --------         ----          -----------    --------         ----
     On-balance sheet
     ----------------
     Consumer credit cards         $ 1,560,159        $ 23,457         6.10%     $ 1,815,920       $ 46,628        10.41%
     Mortgage loans                    586,317          14,713        10.18          430,948         11,850        11.15
     Leases and corporate cards        312,353           9,391        12.13          256,234          8,122        12.78
     Other loans                        12,458             302         9.83           25,165            543         8.75
                                        ------             ---                        ------            ---
     Gross receivables(2)            2,471,287          47,863         7.85        2,528,267         67,143        10.76
     Investments(2)                  1,901,288          26,896         5.67        2,198,599         31,076         5.57
                                     ---------          ------                     ---------         ------
     Total interest earning
      assets                       $ 4,372,575        $ 74,759         6.90%     $ 4,726,866       $ 98,219         8.35%

     Interest-bearing
      liabilities                  $ 4,291,185        $ 67,544         6.35%     $ 4,724,566       $ 71,642         6.05%

     Net interest spread                                                .55%                                        2.30%
     Net interest margin                                                .64%                                        2.22%

     Off-balance sheet
     -----------------
     Consumer credit cards         $ 5,926,838                                   $10,506,076
     Mortgage loans                  5,034,343                                     2,532,504
     Leases and corporate cards        950,351                                       617,073
                                       -------                                       -------
     Total average
      securitized receivables      $11,911,532                                   $13,655,653
                                   ===========                                   ===========
     Total average managed
      receivables                  $14,382,819                                   $16,183,920
                                   ===========                                   ===========


(1) Includes assets held and available for sale and nonaccrual loans and leases.

(2) Interest and average rate for tax-free securities, loans and leases computed on a tax equivalent basis using a statutory rate of 35%.

PROVISION FOR CREDIT LOSSES

For the first quarter of 1998 the provision for credit losses decreased to $34.0 million from $60.4 million for the same period of 1997 and charge-offs on owned receivables decreased to $35.4 million in the first quarter of 1998 from $37.8 million during the same period of 1997. Impaired assets and delinquency levels also decreased. These decreases are mainly attributable to the transfer of the credit card receivables to Fleet.

ASSET QUALITY

Impaired assets include both nonperforming assets (mortgage, auto and business loans and leases past due 90 days or more, real estate owned, bankrupt, decedent and fraudulent business cards) and accruing loans past due 90 days or more on business card and leases. The Company charges off expected losses on all nonperforming home equity loans generally no later than when they have become 12 months delinquent, regardless of anticipated collectibility. Lease receivables are written off no later than when they have become 120 days delinquent. All other loans are charged off upon the earlier of approximately 6 months or after an investigative period for bankrupt and fraudulent accounts.

The consolidated managed charge-off rate for the first quarter of 1998 was 4.4%, down from 4.8% for the fourth quarter of 1997 and 5.3% for the first quarter of 1997. The following represents the quarterly results by product:

                                   For the Quarter Ended                              Managed Receivables
                                   3/31/98         12/31/97           3/31/97        3/31/98 (in millions)
         --------------------------------------------------------------------        --------------------
         Mortgage only               0.49%            0.49%            0.56%                $ 5,826
         Auto                       10.05            10.32             1.76                     220
         Business Card               5.79             4.45             1.55                     701
         Leases                      3.21             2.78             2.50                     594


The charge-off rate for Mortgages and Leases are expected to remain relatively consistent with the first quarter 1998 while Auto loan charge-offs are anticipated to decline. Current experience on the existing portfolio and new originations suggest anticipated Auto losses in the 5% range by year end. The rate of growth in the business card charge-offs is expected to moderate through the remainder of 1998. Historical business card loss ratios have been affected by the rapid growth in the portfolio.

The allowance for credit losses is maintained for on-balance sheet receivables. This allowance is intended to cover credit losses inherent in the owned loan portfolio. With regard to securitized assets, the fair value of anticipated losses and related recourse liabilities are reflected in the calculations of mortgage banking and business services securitization income and other assets. Recourse liabilities are intended to cover all probable credit losses over the life of the securitized receivables.

The allowance for credit losses on a consolidated owned basis was $17.9 million or 2.0% of receivables at March 31, 1998 compared to $137.8 million or 4.1% of receivables at December 31, 1997 and $105.4 million or 4.2% of receivables at March 31, 1997. The decrease in coverage is a result of an increase in the relative percent of secured receivables to the total loan portfolio. The decline in balance is predominately attributable to the transfer of the consumer credit card allowance in conjunction with the Transaction.

On the total managed portfolio, impaired assets were $277.8 million or 3.8% of receivables at March 31, 1998, down from $532.0 million or 3.0% of receivables at December 31, 1997 and $470.2 million or 2.9% of receivables at March 31, 1997. On the total owned portfolio, impaired assets were $33.7 million or 3.7% of receivables at March 31, 1998, compared to $100.6 million or 3.0% of receivables at December 31, 1997, and $78.1 million or 3.1% of receivables at March 31, 1997.

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.



($ in thousands)

                                                   March 31,       December 31,         March 31,
 CONSOLIDATED - MANAGED (1)                          1998             1997                1997
                                                     ----             ----                ----
 Nonperforming assets (2)                      $    277,808     $    328,835       $    237,333
 Accruing loans past due 90 days or more                  0          203,117            232,879
 Impaired assets                                    277,808          531,952            470,212
 Total loans 30 days or more delinquent             506,131        1,068,183            903,262
 As a percentage of gross receivables:
  Nonperforming assets (2)                              3.8%             1.8%               1.4%
  Accruing loans past due 90 days or more               0.0              1.1                1.4
  Impaired assets                                       3.8              3.0                2.9
  Total loans 30 days or more delinquent                6.9              6.0                5.5
 Net charge-offs:
  Amount                                       $    156,515     $    860,098       $    212,710
  As a percentage of average gross
   receivables (annualized)                             4.4%             5.3%               5.3%
MORTGAGE LOANS - MANAGED
 Nonperforming assets (2)                      $    246,458     $    200,600       $    111,555
 Total loans 30 days or more delinquent             426,244          391,929            208,018
 As a percentage of gross receivables:
  Nonperforming assets (2)                              4.1%             3.8%               3.4%
  Total loans 30 days or more delinquent                7.1              7.4                6.3
 Net charge-offs:
  Amount                                       $     12,244     $     30,165       $      4,416
  As a percentage of average gross
   receivables (annualized)                              .9%              .8%                .6%
LEASES AND CORPORATE CARDS - MANAGED
 Nonperforming assets (2)                      $     31,196     $     26,782       $     16,019
 Impaired assets                                     31,196           26,817             16,019
 Total loans 30 days or more delinquent              79,546           81,675             66,285
 As a percentage of receivables:
  Nonperforming assets (2)                              2.4%             2.1%               1.7%
  Impaired assets                                       2.4              2.1                1.7
  Total loans 30 days or more delinquent                6.2              6.5                6.9
 Net charge-offs:
  Amount                                       $     14,317     $     34,002       $      4,641
  As a percentage of average
    receivables (annualized)                            4.5%             3.2%               2.1%



(1)   Includes consumer credit cards through February 20, 1998.

(2) Nonperforming assets include mortgage, auto and business loans and leases past due 90 days or more, real estate owned, bankrupt, decedent and fraudulent business cards.

                                                 March 31,     December 31,      March 31,
 CONSOLIDATED - OWNED (1)                          1998            1997            1997
-----------------------------------------      ----------      ----------       ----------
 Allowance for credit losses                   $   17,914      $  137,773       $  105,377
 Nonperforming assets (2)                          33,691          51,149           35,263
 Accruing loans past due 90 days or more                0          49,458           42,821
 Impaired assets                                   33,691         100,607           78,084
 Total loans 30 days or more delinquent            57,152         201,891          137,598
 As a percentage of gross receivables:
  Allowance for credit losses                         1.9%            4.1%            4.2%
  Nonperforming assets (2)                            3.7             1.5             1.4
  Accruing loans past due 90 days or more             0.0             1.5             1.7
  Impaired assets                                     3.7             3.0             3.1
  Total loans 30 days or more delinquent              6.1             5.9             5.4
 Net charge-offs:
  Amount                                       $   35,399      $  151,222       $   37,765
  As a percentage of average gross
   receivables (annualized)                           5.7%            5.6%            6.0%
MORTGAGE LOANS - OWNED
 Allowance for credit losses                   $    4,495      $    5,822       $   3,683
 Nonperforming assets (2)                          26,564          23,234          15,056
 Total loans 30 days or more delinquent            41,568          42,916          18,664
 As a percentage of gross receivables:
  Allowance for credit losses                          .7%            1.2%             .9%
  Nonperforming assets (2)                            4.4             4.9             3.7
  Total loans 30 days or more delinquent              6.9             9.0             4.6
 Net charge-offs:
  Amount                                       $    3,959      $    5,834       $    1,076
  As a percentage of average gross
   receivables (annualized)                           2.7%            1.0%            1.0%
LEASES AND CORPORATE CARDS - OWNED
 Allowance for credit losses                   $    9,685      $    9,798       $    7,449
 Nonperforming assets (2)                           6,973           6,705            3,096
 Impaired assets                                    6,973           6,740            3,096
 Total loans 30 days or more delinquent            15,244          17,799           10,515
 As a percentage of receivables:
  Allowance for credit losses                         3.4%            3.3%             2.3%
  Nonperforming assets (2)                            2.4             2.2               .9
  Impaired assets                                     2.4             2.3               .9
  Total loans 30 days or more delinquent              5.3             6.0              3.2
 Net charge-offs:
  Amount                                       $    3,163      $    8,368       $    1,042
  As a percentage of average
    receivables( annualized)                          4.1%            2.5%            1.6%


(1)   Includes consumer credit cards through February 20, 1998.
(2) Nonperforming assets include mortgage, auto and business loans and leases past due 90 days or more, real estate owned, bankrupt, decedent and fraudulent business cards.

NONINTEREST REVENUES
($ in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                        ----------------------------------
                                                            1998                1997
                                                        --------------      --------------
    Gain on transfer of credit cards                       $541,287           $      0
    Other noninterest revenues:
     Credit card securitization
      income                                                 64,796             27,061
     Revenues from mortgage
      activities                                             45,169             32,584
     Credit card servicing
      income                                                 26,090             47,311
     Lease and corporate card
      other revenues                                         17,237             15,458
     Credit card interchange
      income                                                 11,881             20,213
     Insurance revenues, net                                  9,132             10,359
     Equity securities (losses)/gains                       (42,889)            (4,670)
     Other                                                   17,192              8,546
                                                            -------            -------
     Total other noninterest
      revenues                                              148,608            156,862
                                                           --------           --------

    Total noninterest revenues                             $689,895           $156,862
                                                           ========           ========

        Comparing the first quarter 1998, excluding the gain of $541.3 and $42.5 million of equity losses as previously discussed, with the same period 1997 there was a $34.3 million  increase.
Credit card sucuritization income of $27.1 million in 1997 was adversely affected by higher charge-offs and higher levels of introductory rate cards in the trusts. Income from mortgage loan activities increases of $12.6 million were partially offset by  lower credit card servicing income and credit card interchange income of $21.2 million  and $8.3 million, respectively.

REVENUES FROM MORTGAGE ACTIVITIES IS COMPRISED OF THE FOLLOWING:

                                                               March 31
                                                         1998           1997
                                                       --------       --------
Gain on sale                                           $ 25,956       $ 24,440
Servicing revenue                                        21,786         10,050
Imputed interest, net (1)                                (3,764)        (2,345)
Other revenues                                            1,191            439
                                                       --------       --------
     Total revenues from mortgage activities             45,169         32,584
Interest revenues (2)                                    18,056         17,729
                                                       --------       --------
     Total interest and noninterest revenues from
     mortgage activities                               $ 63,225       $ 50,313
                                                       ========       ========


(1) Imputed interest, net includes pretax charges recorded to adjust the retained interest-only (IO) strip in accordance with the Company's practice of regularly reviewing its assumptions to reflect the Company's actual market experience.

(2) Interest revenues include interest on mortgage loans and interest on restricted interest bearing deposits and other amounts due from mortgage trusts.

Prepayment rate assumptions used in valuing the Company's IO strips were revised to 24% for fixed rate loans, 29% for intermediate rate loans and 34% for ARM's. The other significant valuation assumptions remained constant during the quarter.

Mortgage revenues increased $18,485 or 50.7% from the comparable period of the prior year before consideration of the $9.8 million and $3.9 million pretax charge recorded in the quarter ended March 31, 1998 and 1997, respectively. Mortgage revenues increased $12,585 or 38.7% after consideration of the valuation charges.


ORIGINATIONS FOR THE MORTGAGE BUSINESS UNIT WERE AS FOLLOWS:


                                      Quarter Ended                       Year Ended
                               3/31/98             3/31/97                 12/31/97
         --------------------------------------------------------------------------
         Direct             $  283,048            $176,174               $  863,883
         Broker                 78,423              64,033                   266,003
         Conduit               403,811             213,760                 1,238,343
         Corp Finance          349,415             241,513                 1,104,198
         Auto                   21,103              20,599                   194,806
                            ----------             -------                 ---------
                            $1,135,800            $716,079                $3,667,233

Total originations for the mortgage business unit increased 58.6%. Direct mortgage originations increased 60.7% and indirect mortgage originations increased 60.2% from the comparable period of the prior year. The growth rate of Mortgage originations is expected to be approximately 30-40% for the full year 1998. The Company recognizes considerably higher yields on direct versus indirect loan originations.

ORIGINATIONS FOR BUSINESS LOANS AND LEASES WERE AS FOLLOWS:

                               Quarter Ended            Year Ended
                           3/31/98         3/31/97       12/31/97
-----------------------------------------------------------------
Business Card              $289,400       $220,377     $1,072,662
Leases                       62,651         75,538        323,526
                           --------       --------     ----------
                           $352,051       $295,915     $1,396,188

Total originations for the business loans and leases increased 19% in the first quarter of 1998 when compared to first quarter of 1997. The growth rate of originations is expected to remain at this level for the full year of 1998.


OPERATING EXPENSES
($ in thousands)

                                                               Three Months Ended
                                                                   March 31,
                                                            ------------------------
                                                            1998                1997
                                                            ----                ----
    Severance and outplacement costs
    associated with workforce reduction,
    option exercise and other employee
    cost associated with Fleet
    Transaction/Tender Offer                              $ 62,257          $      0

    Expense associated with exited business/product         54,115                 0
    Impairment of facility assets related to
    restructuring                                            8,700                 0
    Amortization of credit card
     deferred origination costs,
     net                                                    18,515            18,063
    Other operating expenses:
     Salaries and employee
      benefits                                              55,248            54,661
     Marketing                                              14,067            11,129
     External processing                                    11,266            11,989
     Equipment expense                                       9,056             8,559
     Occupancy expense                                       5,448             5,291
     Telephone expense                                       5,358             4,907
     Professional fees                                       4,791             8,295
     Postage                                                 4,698             7,120
     Credit and collection
      expense                                                4,618             4,356
     Credit card fraud losses                                2,772             6,477
     Other                                                   3,464             7,964
                                                          --------          --------
     Total other operating
      expenses                                             120,786           130,748
                                                          --------          --------

    Total operating expenses                              $264,373          $148,811
                                                          ========          ========

Total operating expenses of $264.4 million for the quarter ended March 31, 1998 increased $115.6 million, over the same period of the prior year, mainly attributable to $125.1 million of expenses for restructuring and other unusual items from the Company's transaction with Fleet. Partially offsetting the restructuring expenses were savings of $3.7 million of credit card fraud losses, $3.5 million of professional fees and $2.4 million of postage expenses, all directly related to the consumer credit card transaction. 1998 operating expenses include the consumer credit card business through February 20, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's goal is to maintain an adequate level of liquidity, for both long- and short-term needs, through active management of both assets and liabilities. During the first quarter of 1998, the Company, through its subsidiaries, securitized $.9 billion of personal finance loans and $.1 billion of business loan and lease receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future personal finance and business loan receivable growth. At March 31, 1998, the Company had approximately $.6 billion of loan and lease receivables and $1.6 billion of investments available for sale which could be sold to generate additional liquidity.

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

         Funding diversification has been an essential component of the Company's liquidity and capital management. Advanta and ANB have utilized both retail and institutional on balance sheet funding sources issuing a variety of debt and deposit products. The Company and ANB also have utilized a secured revolving credit facility and off-balance sheet securitization funding (described below).

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

       On May 1, 1997, Advanta Mortgage Corp. USA and its subsidiaries entered into a $500 million secured revolving credit facility, $250 million of which is committed. Also, deposit sources proved readily expandable in 1997. In addition, notwithstanding the Company's current liquidity, efforts continue to develop new sources of funding, both through previously untapped customer segments and through development of new financing structures.

       During 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission which provides for the Company to sell up to $1.6 billion of debt securities. The Company has issued approximately $1.0 billion of debt securities under this shelf.

      As of December 31, 1997, the Company and ANB had a $1 billion unsecured revolving credit facility. Following the closing of the Transaction on February 20, 1998, that facility was terminated by the Company and ANB.

       As of March 31, 1998 ANB's total deposits were $766.8 million after a significant portion of its deposits were contributed to the LLC in connection with the Transaction, and AFC, a Utah state-chartered, FDIC-insured industrial loan corporation had total deposits of $168.2 million.

       ANB's combined Tier I and Tier II capital ratio at March 31, 1998 was 36.89%. At December 31, 1997, the combined Tier I and Tier II capital ratio was 16.39% for ANB. In each case, ANB met the requirements of the Comptroller and qualified as well-capitalized.

       The Company's insurance subsidiaries are subject to certain capital, deposit and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At March 31, 1998 and December 31, 1997 the insurance subsidiaries were in compliance with such rules and regulations.

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

         The Company has measured its interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. The Company estimates that its net interest income over a twelve month period would approximately increase or decrease by 4.0%, respectively, if interest rates were to rise or fall by 200 basis points. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

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

         In addition to interest rate risk, the Company has other financial instruments, namely capitalized servicing rights and interest-only strips, that are subject to prepayment risk. Prepayments are principal payments in excess of scheduled principal payments. Prepayments generally result from entire loan payoffs due largely to refinancing a loan or selling a home. Actual or anticipated prepayment rates are expressed in terms of a constant prepayment rate ("CPR"), which represents the annual percentage of beginning loan balances that prepay. To a degree, prepayment rates are related to market interest rates and changes in those interest rates. The precise relationship between them, however, is not known at this time. Accordingly, the Company believes it is prudent to disclose the fair value sensitivity of these instruments based on changes in prepayment rate assumptions rather than based on changes in interest rates.

         The Company's capitalized servicing rights and interest only strips derive from both fixed and variable rate loans, the majority of which are fixed. Fixed and variable rate loans are currently prepaying at different rates and are expected to continue this behavior in the future. The Company has estimated the fair value impact of prepayment changes of 2.5% CPR for fixed rate loans and 3% CPR for variable rate loans. These key changes in prepayment assumptions could result in an $22 million change in fair value. In addition, changes in the interest rate environment generally affect the level of loan originations. Prepayment assumptions are not the only assumptions in the fair value calculation, but they are the most influential. Other key assumptions are not directly impacted by market forces as defined earlier. The above prepayment scenarios do not reflect management's expectation regarding the future direction of prepayments, and they depict only two possibilities out of a large set of possible scenarios.


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

As of March 31, 1998 and December 31, 1997, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.

         The following table summarizes by notional amounts the Company's derivatives instruments as of March 31, 1998 and December 31, 1997:

                                                        Estimated Fair Value
                             March 31,     December 31,   March 31, 1998
                              1998           1997        Asset/(Liability)
                              ----           ----        -----------------

Interest rate swaps        $2,051,424     $2,111,711     $    4,679
Interest rate options:
 Caps written                 356,147      1,018,781           (423)
 Caps purchased               356,147        328,781            423
Forward contracts             457,000        400,437            843
                           ==========     ==========     ==========
                           $3,220,719     $3,859,710     $    5,522
                           ==========     ==========     ==========


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

       The Company is proceeding with its projects addressing compliance with the Year 2000 Issue. Each of the Company's business units is completing the evaluation of its systems, applications and vendor lists, and is implementing project plans to modify existing computer programs or conversions to new programs, to the extent necessary to address the Year 2000 Issue. The Company expects that testing will be substantially completed by the end of 1998, consistent with the Year 2000 guidelines issued by the Office of the Comptroller of the Currency.

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

       The Company, believes that the Year 2000 Issue will not pose significant operational problems for the Company. The Company, however, has not completed its evaluation of the costs of addressing the issue. While management does not expect that the costs of evaluating and reprogramming these systems will be significant, the Company cannot yet estimate the actual costs of the necessary remediation program. Moreover, the Company notes that GAAP require that the costs of becoming Year 2000 compliant, including without limitation modifying computer software or converting to new programs, be charged to expense as they are incurred. The Company believes that the Year 2000 Issue will not have a material adverse effect on the Company's future financial condition, liquidity or results of operations during 1998 and in future periods.

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

                On August 25, 1997, a purported consumer credit cardholder of the Company instituted a putative class action complaint against the Company and certain of its subsidiaries in Delaware Superior Court for New Castle County. Subsequently, on September 8, 10, and 12, October 2, November 7 and 12, and December 2, 10, 15 and 18 (2 cases), 1997, similar actions were filed in Orange County California Superior Court, the United States District Court for the Eastern District of Tennessee, Delaware Superior Court, the Circuit Court of Covington County, Alabama, the United States District Court for the Northern District of California, the United States District Court for the Central District of California, the United States District Court for the Eastern District of Pennsylvania, the District Court of Bexar County, Texas, the United States District Court for the Northern District of Texas, the United States District Court for the District of New Jersey and the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, respectively. The complaints allege that consumer credit cardholder accounts in a specific program were improperly repriced to a higher percentage rate of interest. The complaints assert various violations of federal and state law with regard to such repricings, and each seeks damages of an unspecified amount. The program at issue comprised a very small portion of the Company's consumer credit card receivables. The Company believes that the complaints are without merit and will vigorously defend itself against the actions.


         Item 4.         Submission of Matters to a Vote of Securityholders.

                On February 20, 1998, the Company held a Special Meeting of Stockholders (the "Special Meeting") at which the Company's Class A Common stockholders voted on a resolution regarding the contribution of the Company's consumer credit card business to Fleet Credit Card LLC pursuant to a Contribution Agreement, dated as of October 28, 1997, between the Company and Fleet Financial Group, Inc. The total number of Class A Common shares represented at the Special Meeting were 12,816,748, constituting a quorum, of which 12,754,956 votes were case in favor of the resolution, 53,954 votes were cast against the resolution and 7,838 votes were cast to abstain.

         Item 6.         Exhibits and Reports on Form 8-K.


               (a)  Exhibits        The following exhibits are being filed with
                                    this report on Form 10 Q

           Exhibit Number           Description of Document


              12                    Computation of Ratio of Earnings to Fixed
                                    Charges.

              27 Financial data schedule incorporated by reference to Exhibit 27 to the Company's Current Report on Form 8-K dated May 15, 1998 filed the same date.

           (b)         Reports on Form 8-K.

           (b)(1) A current Report on Form 8-K, dated January 22, 1998 was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ended December 31, 1997.

           (b)(2) A Current Report on Form 8-K, dated February 24, 1998 as filed by the Company reporting the results of the vote during a special meeting of stockholders of Advanta Corp. to approve the contribution of the consumer credit card business to Fleet Credit Card, LLC.

           (b)(3) A Current Report on Form 8-K, dated March 6, 1998 was filed by the Company reporting the February 20, 1998 consummation of the transaction between Advanta Corp. and Fleet Financial Group, Inc. transferring certain assets and liabilities of its consumer credit card business.

           (b)(4) A Current Report on Form 8-K, dated April 22, 1998 was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ending March 31, 1998.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  Advanta Corp.

                                                  (Registrant)


        May 15, 1998               By    /s/Elizabeth H. Mai
                                         ---------------------------------------
                                         Senior Vice President and
                                         General Counsel

        May, 15, 1998              By    /s/John J. Calamari
                                         ---------------------------------------
                                         Vice President, Finance and Principal
                                         Accounting Officer

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

              19                       Inapplicable

              22                       Inapplicable.

              23                       Inapplicable.

              24                       Inapplicable.

              27                       Financial Data Schedule.

              99                       Inapplicable.