Form 10-Q
period 1998-06-30
ADVANTA CORP
filed 1998-08-14
CIK 96638

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

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

Yes [ ] No [ ]

*        Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS A                         OUTSTANDING AT JULY 31, 1998
             -------                         ----------------------------
   Common Stock, $.01 par value                    10,375,494 shares

             CLASS B                         OUTSTANDING AT JULY 31, 1998
             -------                         ----------------------------
   Common Stock, $.01 par value                   15,524,656 shares

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets                           3
              Consolidated Condensed Income Statements                        4
              Consolidated Condensed Statements of Changes in
                Stockholders' Equity                                          5
              Consolidated Statements of Cash Flows                           6
              Notes to Consolidated Condensed Financial Statements            7

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          17

PART II       Other Information                                              33

                         ADVANTA CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                     JUNE 30,         DECEMBER 31,
                                                       1998               1997
                                                       ----               ----
ASSETS                                             (UNAUDITED)

Cash                                               $    61,125        $    57,953
Federal funds sold and interest-bearing
  deposits with banks                                  281,100            156,500
Restricted interest-bearing deposits                   289,507            666,583
Trading investments                                    441,644                  0
Investments available for sale                         613,621          1,269,209
Loan and lease receivables, net:
  Available for sale                                   550,031          1,452,560
  Other loan and lease receivables, net                252,638          1,923,986
                                                   -----------        -----------
Total loan and lease receivables, net                  802,669          3,376,546
Retained interest-only strip                           189,057            191,868
Premises and equipment(at cost, less
  accumulated depreciation of
  $32,888 in 1998 and $83,746 in 1997)                  59,710            152,215
Other assets                                           409,690            815,258
                                                   -----------        -----------

         Total assets                              $ 3,148,123        $ 6,686,132
                                                   ===========        ===========

LIABILITIES
Deposits                                           $   870,004        $ 3,017,611
Debt and other borrowings                            1,363,228          2,300,946
Other liabilities                                      256,337            340,625
                                                   -----------        -----------
         Total liabilities                           2,489,569          5,659,182
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
holding solely subordinated debentures
of the Company                                         100,000            100,000

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par
  value: authorized, issued and
  outstanding - 1,010 shares in 1998
  and 1997                                               1,010              1,010
Class B preferred stock, $.01 par
  value: authorized - 1,000,000 shares
  in 1998 and 1997; issued and outstanding
  - 14,211 shares in 1998 and 25,000 in 1997                 0                  0
Class A common stock, $.01 par value:
  authorized - 214,500,000 shares;
  issued and outstanding 10,375,494 shares
  in 1998, and 18,193,885 shares in 1997                   104                182
Class B common stock, $.01 par value:
  authorized - 230,000,000 shares;
  issued and outstanding 15,525,680 shares
  in 1998, and 26,564,546 in 1997                          156                266
Additional paid-in capital, net                        208,259            354,190
Retained earnings, net                                 368,241            585,709
Less: Treasury stock at cost,
558,633 Class B common shares in 1998,
418,286 Class B common shares in 1997                  (19,216)           (14,407)
                                                   -----------        -----------
         Total stockholders' equity                    558,554            926,950
                                                   -----------        -----------

         Total liabilities and stockholders'
           equity                                  $ 3,148,123        $ 6,686,132
                                                   ===========        ===========


See Notes to Consolidated Condensed Financial Statements.

                         ADVANTA CORP. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                  -------------------------        --------------------------
                                                     1998             1997            1998             1997
                                                          (UNAUDITED)                     (UNAUDITED)

  Revenues:
  Gain on sale of receivables                     $  61,310        $  30,508       $  92,759        $  58,375
  Interest on receivables                            25,388           63,561          71,842          129,583
  Interest on investments                            22,035           37,769          48,892           68,821
  Servicing revenues                                 22,162           59,849          69,977          117,267
  Imputed interest                                  (13,995)           2,274         (17,789)          (5,034)
  Credit card securitization income                       0           82,594          84,307          145,137
  Gain on transfer of credit card business                0                0         541,288                0
  Other revenues                                     14,114           19,388           2,944           35,722
                                                  ---------        ---------       ---------        ---------

    Total revenues                                  131,014          295,943         894,220          549,871
                                                  =========        =========       =========        =========

  Expenses:
  Salaries and employee benefits                     39,665           59,969          94,914          114,630
  Other operating expenses                           34,800           98,595         118,852          192,745
  Interest expense                                   36,226           79,797         103,771          151,259
  Provision for credit losses                         6,846           50,279          40,806          110,643
  Severance and outplacement costs
    associated with workforce reduction,
    option exercise and other employee
    cost associated with Fleet Transaction/
    Tender Offer                                          0                0          62,257                0
  Expense associated with exited
    business/product                                      0                0          54,115                0
  Impairment of facility assets related
    to restructuring                                      0                0           8,700                0
                                                  ---------        ---------       ---------        ---------

    Total expenses                                  117,537          288,640         483,415          569,277

Income (loss) before income taxes                    13,477            7,303         410,805          (19,406)

Income taxes (benefit)                                4,006            1,884         (17,452)          (5,007)
                                                  ---------        ---------       ---------        ---------

Net income (loss)                                 $   9,471        $   5,419       $ 428,257        $ (14,399)
                                                  =========        =========       =========        =========

Basic earnings per common share -
Combined (See Note 13)                            $     .35        $     .09       $   14.40        $    (.42)
                                                  =========        =========       =========        =========

Diluted earnings per share -
Combined (See Note 13)                            $     .35        $     .09       $   13.50        $    (.42)
                                                  =========        =========       =========        =========

Basic weighted average common shares
  outstanding -                                      24,523           42,772          29,607           42,678
                                                  =========        =========       =========        =========

Diluted weighted average common shares
  outstanding -                                      24,702           43,208          31,721           42,678
                                                  =========        =========       =========        =========

Cash dividends declared:
  Class A                                         $    .063        $    .110       $    .126        $    .220
  Class B                                         $    .076        $    .132       $    .151        $    .264


See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Changes in Stockholders' Equity


    ($ in thousands)


------------------------------------------------------------------------------------------------------------
                                 Class A          Class B          Class A          Class B        Additional
                                Preferred        Preferred         Common           Common          Paid-In
                                  Stock            Stock            Stock            Stock          Capital
------------------------------------------------------------------------------------------------------------
Balance at Dec. 31,1996         $   1,010        $       0        $     179        $     256       $ 350,479
Change in unrealized
  appreciation of
  investments
Preferred and common
 cash dividends declared
Exercise of stock options                                                 3                6            8,468
Issuance of stock:
  Dividend reinvestment                                                                                   857
  Benefit plans                                                                            4           14,524
Amortization of deferred
  compensation
Termination/tax benefit-
  benefit plans                                                                                         5,215
Foreign currency
  translation adjustment
Net Income
------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1997        $   1,010        $       0        $     182        $     266       $ 379,543
Tender offer                                                            (79)            (113)        (160,861)
Change in unrealized
  appreciation of
  investments
Preferred and common
  cash dividends declared
Exercise of stock options                                                 1                3            4,820
Issuance of stock:
  Dividend reinvestment                                                                                    62
  Benefit plans                                                                            4            8,103
Amortization of deferred
  compensation
Termination/tax benefit-
  benefit plans                                                                           (4)         (10,803)
Foreign currency
  translation adjustment
Net Income
------------------------------------------------------------------------------------------------------------
Balance at
 June 30, 1998                  $   1,010        $       0        $     104        $     156       $ 220,864
============================================================================================================

See Notes to Consolidated Condensed Financial Statements.

    ($ in thousands)

------------------------------------------------------------------------------------------------------------
                                                 Unrealized
                               Deferred          Investment        Retained       Treasury       Stockholders'
                              Compensation      Holding Gains      Earnings,        Stock            Equity
                                                  (Losses)           net
------------------------------------------------------------------------------------------------------------
Balance at Dec. 31,1996         $ (41,229)       $    (618)       $ 542,001       $     (42)       $ 852,036
Change in unrealized
  appreciation of
  investments                                          466                                               466
Preferred and common
 cash dividends declared                                            (28,301)                         (28,301)
Exercise of stock options                                                                              8,477
Issuance of stock:
  Dividend reinvestment                                                                                  857
  Benefit plans                   (11,159)                                            1,297            4,666
Amortization of deferred
  compensation                     11,343                                                             11,343
Termination/tax benefit
  benefit plans                    15,692                                           (15,662)           5,245
Foreign currency
  translation adjustment                                                536                              536
Net Income                                                           71,625                           71,625
------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1997        $ (25,353)       $    (152)       $ 585,861       $ (14,407)       $ 926,950
Tender offer                                                       (640,551)                        (801,604)
Change in unrealized
  appreciation of
  investments                                          570                                               570
Preferred and common
  cash dividends declared                                            (5,485)                          (5,485)
Exercise of stock options                                                                              4,824
Issuance of stock:
  Dividend reinvestment                                                                                   62
  Benefit plans                    (8,107)                                                                 0
Amortization of deferred
  compensation                      3,465                                                              3,465
Termination/tax benefit-
  benefit plans                    17,390                                            (4,809)           1,774
Foreign currency
  translation adjustment                                               (259)                            (259)
Net Income                                                          428,257                          428,257
------------------------------------------------------------------------------------------------------------
Balance at
 June 30, 1998                  $ (12,605)       $     418        $ 367,823       $ (19,216)       $ 558,554
============================================================================================================

                         ADVANTA CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   1998                1997
                                                                   ----                ----
OPERATING ACTIVITIES                                                      (UNAUDITED)

Net income (loss)                                              $    428,257        $    (14,399)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Gain on transfer of credit card business                         (541,288)                  0
  Restructure and other unusual charges                              99,672                   0
  Sales/valuation adjustments-equity securities                      42,975              (9,190)
  Depreciation and amortization of intangibles                       11,875              16,408
  Provision for credit losses                                        40,806             110,643
  Change in other assets and amounts due from
   credit card securitizations                                      119,155             51,497
  Change in other liabilities                                       (59,971)            (28,443)
  Gain on securitization of receivables                             (47,020)            (42,678)
                                                               ------------        ------------
Net cash provided by operating activities                            94,461              83,838

INVESTING ACTIVITIES
  Purchase of investments available for sale                    (40,300,085)        (23,679,151)
  Proceeds from sales of investments available for sale           1,000,466             378,383
  Proceeds from maturing investments available for sale          39,305,266          22,749,373
  Change in federal funds sold and interest-bearing
   deposits                                                        (126,796)           (614,245)
  Change in credit card receivables, excluding
   sales/transfers                                               (1,113,094)            432,116
  Proceeds from sales/securitizations of receivables              4,406,997           1,691,688
  Purchase of personal finance loan/lease portfolios                (16,234)           (123,724)
  Principal collected on personal finance loans                      56,988              46,966
  Personal finance loans made to customers                       (2,368,816)         (1,554,627)
  Purchases of premises and equipment                                  (594)            (43,153)
  Proceeds from sale of premises and equipment                            0                 181
  Excess of cash collections over income
   recognized on direct financing leases                             24,969              13,593
  Equipment purchased for direct financing leases                  (139,182)           (163,384)
  Change in business card receivables, excluding sales             (111,775)           (218,485)
  Net change in other loans                                          (5,784)            (33,580)
                                                               ------------        ------------
Net cash provided by (used in) investing activities                 612,326          (1,118,049)

FINANCING ACTIVITIES
  Change in demand and savings deposits                            (345,404)            102,040
  Proceeds from sales of time deposits                              582,223           1,340,410
  Payments for maturing time deposits                              (308,947)           (520,454)
  Change in repurchase agreements and term federal funds                  0             (10,000)
  Proceeds from issuance of subordinated/senior debt                 11,765               8,169
  Payments on redemption of subordinated/senior debt                (44,984)            (44,256)
  Proceeds from issuance of medium-term notes                            28             285,500
  Payments on maturity of medium-term notes                         (21,000)            (80,000)
  Change in notes payable                                           224,908             (18,361)
  Stock tender offer                                               (801,604)                  0
  Proceeds from issuance of stock                                     4,885               9,815
  Cash dividends paid                                                (5,485)            (14,209)
                                                               ------------        ------------
Net cash (used in) provided by financing activities                (703,615)          1,058,654
                                                               ------------        ------------

Net increase (decrease) in cash                                       3,172              24,443
Cash at beginning of period                                          57,953             165,875
                                                               ------------        ------------
Cash at end of period                                          $     61,125        $    190,318
                                                               ============        ============

See Notes to Consolidated Condensed Financial Statements.

                         ADVANTA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  JUNE 30, 1998
                                   (UNAUDITED)

Note 1)    Basis of Presentation

         The consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include only normal recurring adjustments, except for items associated with the disposition of consumer credit card assets described below) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The results of operations through February 20, 1998 include the results of operations of the Company's consumer credit card business. (See Note 3.) The results of operations for the interim periods are not necessarily indicative of the results for a full year.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for gain on sale of receivables and the retained interest-only strips, contractual mortgage servicing rights, the allowance for credit losses and income taxes, among others. Actual results could differ from those estimates.

         The Company has reclassified its consolidated condensed income statements and, accordingly, certain prior period amounts have been reclassified to conform with this presentation and other current year classifications.

Note 2)    Disposition of Credit Card Assets

         Pursuant to the terms of the Contribution Agreement, dated as of October 28, 1997, as amended February 20, 1998, by and between the Company and Fleet Financial Group, Inc. ("Fleet"), the Company and certain of its subsidiaries and Fleet and certain of its subsidiaries each contributed certain assets and liabilities of their respective consumer credit card businesses to Fleet Credit Card LLC (the "LLC") in exchange for an ownership interest in the LLC (the "Fleet Transaction"). As of the consummation of the Fleet Transaction on February 20, 1998, the Company's ownership interest in the LLC was 4.99%. The Company retained certain immaterial assets of its consumer credit card business which are not required in the operation of such business and certain liabilities related to its consumer credit card business, including, among others, all reserves relating to its credit insurance business and any liability or obligation relating to certain consumer credit card accounts generated in specific programs which comprised a very small portion of the Company's consumer credit card receivables as of February 20, 1998. The assets and liabilities retained have been classified in other assets and other liabilities.

         Concurrently with the Fleet Transaction the Company purchased 7,882,750 shares of its Class A Common Stock, 12,482,850 of its Class B Common Stock, each at $40 per share net, and 1,078,930 of its depositary shares each representing one one-hundredth interest in a share of 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciated Income Linked Securities (SAILS)) at $32.80 per share net, through an issuer tender offer (the "Tender Offer") which was completed on February 20, 1998. The Office of the Comptroller of the

         Currency (the "Comptroller") approved the payment of a special dividend from Advanta National Bank to Advanta Corp., its parent company, to effect the purchase of the shares.

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

Note 3)    Comprehensive Income

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. The main objective of the statement is to report a measure of all changes in equity that result from transactions and other economic events of the period other than transactions with owners.

                                                 Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                                       --------                        --------
                                                1998            1997             1998             1997
                                                ----            ----             ----             ----

         Net income/(loss)                   $   9,471       $   5,419        $ 428,257        $ (14,401)
         Unrealized holding gain
           (loss), net of tax                      424             828              570             (760)
         Cumulative translation
           adjustments                               0            (134)            (259)             308
                                             ---------       ---------        ---------        ---------
         Comprehensive income/(loss)         $   9,895       $   6,113        $ 428,568        $ (14,853)
                                             =========       =========        =========        =========

Note 4)    Recent Accounting Pronouncements


         The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in March 1998. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and specifies that direct costs incurred when developing computer software for internal use should be capitalized once certain capitalization criteria are met. The Company will adopt this SOP during the first quarter of 1999. The adoption of SOP 98-1 is not expected to have a material effect on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However SFAS No. 133 could increase volatility in earnings and other comprehensive income.

Note 5)    Loan and Lease Receivables

         Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:

                                                   JUNE 30,           DEC. 31,
                                                    1998               1997
                                                    ----               ----

         Consumer credit cards                  $         0        $ 2,579,890
         Mortgage loans                             530,157            478,433
         Leases and business cards                  263,818            298,789
         Other loans                                 17,649             40,978
                                                -----------        -----------
         Gross loan and lease receivables           811,624          3,398,090
         Add: Deferred origination costs,
           net of deferred fees                       9,573            116,229
         Less: Reserve for credit losses:
           Consumer credit cards                          0           (118,420)
           Mortgage loans                            (5,619)            (5,822)
           Leases and business cards                 (9,175)            (9,798)
           Other loans                               (3,734)            (3,733)
                                                -----------        -----------
           Total                                    (18,528)          (137,773)
                                                -----------        -----------
         Net loan and lease receivables         $   802,669        $ 3,376,546
                                                ===========        ===========

         Receivables and accounts serviced for others consisted of the following:

                                             JUNE 30,          DEC. 31,
                                               1998              1997
                                               ----              ----

         Receivables:
           Consumer credit cards           $         0       $ 8,664,711
           Mortgage loans*                   6,115,844         4,830,403
           Leases and business cards         1,113,498           965,000
                                           -----------       -----------
           Total                           $ 7,229,342       $14,460,114
                                           ===========       ===========

         Number of Accounts:
           Consumer credit cards                     0         4,529,248
           Mortgage loans*                     115,372            93,317
           Leases and business cards           292,835           248,546
                                           -----------       -----------
         Total                                 408,207         4,871,111
                                           ===========       ===========

         *Mortgage loans excludes mortgage loans which were never owned by the Company, but which the Company services for a fee ("contract servicing"). Contract servicing receivables were $8.2 billion and $9.2 billion at June 30, 1998 and December 31, 1997, respectively. The related number of accounts serviced at June 30, 1998 and December 31, 1997 were 125,735 and 130,644, respectively.

Note 6)    Allowance for Credit Losses

         The following table shows the changes in the allowance for credit losses for the periods presented:

                                            SIX MONTHS          YEAR
                                              ENDED             ENDED
                                             JUNE 30,          DEC. 31,
                                               1998             1997
                                               ----             ----

         Balance, beginning of period       $ 137,773        $  89,184
             Current provision                 40,806          210,826
             Reserves on receivables
              (sold)/purchased, net          (118,130)         (11,015)
             Net charge-offs                  (41,921)        (151,222)
                                            ---------        ---------
         Balance, end of period             $  18,528        $ 137,773
                                            =========        =========

Note 7)    Interest-Only Strip

         The following reflects activity in the interest-only (IO) strip:

                                                          SIX MONTHS          YEAR
                                                            ENDED             ENDED
                                                           JUNE 30,          DEC. 31,
                                                             1998             1997
                                                             ----             ----

         Beginning balance                                $ 191,868        $ 133,805
         Retained IO on sales, net                           78,930          165,303
         Mark to market adjustments                         (33,724)         (42,371)
         Additional credit reserve                                0           (4,400)
         Amortization and recourse charge-offs, net         (48,017)         (60,469)
                                                          ---------        ---------
         Ending Balance                                   $ 189,057        $ 191,868
                                                          =========        =========

Note 8)    Selected Balance Sheet Information

         OTHER ASSETS                                                 JUNE 30,       DEC. 31,
                                                                       1998           1997
                                                                       ----           ----

         Prepaid assets                                              $ 79,168       $131,305
         Investment in affordable housing                              63,648         66,187
         Other receivables                                             62,593         43,404
         Due from trustees                                             56,459         25,383
         Escrow advances                                               42,389         31,236
         Contract mortgage servicing rights                            32,627         24,546
         Accrued interest receivable                                   24,486         99,167
         Current and deferred federal
           income taxes                                                13,739              0
         Investments in operating leases                               10,309         12,432
         Due from trustees - leases and
           business cards                                               9,517          6,736
         Deferred costs                                                 4,120         48,332
         Goodwill                                                       3,738          5,134
         Other real estate (A)                                          2,944            689
         Amounts due from consumer credit card securitizations              0        222,330
         Minority interest in joint venture                                 0         46,243
         Other                                                          3,953         52,134
                                                                     --------       --------
         Total other assets                                          $409,690       $815,258
                                                                     ========       ========

         (A) Carried at the lower of cost or fair market value less selling costs.

         OTHER LIABILITIES                                          JUNE 30,      DEC. 31,
                                                                     1998           1997
                                                                     ----           ----

         Accounts payable and accrued
           expenses                                                $ 84,854       $100,380
         Accrued interest payable                                    54,166         73,103
         Custodial liability                                         43,400         30,217
         Unearned insurance premium                                  16,106         17,674
         Deferred fees and other reserves                            11,636         28,050
         Current and deferred federal and state income taxes              0         40,461
         Other                                                       46,175         50,740
                                                                   --------       --------
         Total other liabilities                                   $256,337       $340,625
                                                                   ========       ========

Note 9)    Income Taxes

         Income tax expense is based on the estimated annual effective tax rate of 30% for the three month period ended June 30, 1998, compared to 26% tax rate for the comparable 1997 period.

         Income tax expense (benefit) consisted of the following:

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                                    --------                        --------
                                             1998            1997            1998            1997
                                             ----            ----            ----            ----

         Current:
              Federal                      $  4,395        $ 22,460        $(69,867)       $ 15,811
              State                          (1,177)            235           6,629            (339)
                                           --------        --------        --------        --------
         Total current                        3,218          22,695         (63,238)         15,472

         Deferred:
              Federal                         1,755         (20,144)         46,369         (19,857)
              State                            (967)           (667)           (583)           (622)
                                           --------        --------        --------        --------
         Total deferred                         788         (20,811)         45,786         (20,479)

         Total tax expense (benefit)       $  4,006        $  1,884        $(17,452)       $ (5,007)
                                           ========        ========        ========        ========

         The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            JUNE 30,                          JUNE 30,
                                            --------                          --------
                                     1998             1997             1998             1997
                                     ----             ----             ----             ----

         Statutory federal
              income tax          $   4,717        $   2,515        $ 143,736        $  (6,841)
         State income taxes          (1,393)             280            3,930             (625)
         Insurance income              (408)          (1,539)          22,576           (2,981)
         Tax credits                 (2,321)          (1,394)          (4,642)          (2,729)
         162m limitation                  0                0            4,725                0
         APB 28 adjustment            3,470            2,322           21,248            7,577
         Transfer of credit
              card business               0                0         (209,110)               0
         Other                          (59)            (300)              85              592
                                  ---------        ---------        ---------        ---------

         Consolidated tax
              expense             $   4,006        $   1,884        $ (17,452)       $  (5,007)
                                  =========        =========        =========        =========

Note 10)   Debt

         Debt consisted of the following:

-----------------------------------------------------------------------------------------
                                                             JUNE 30,           DEC. 31,
                                                               1998               1997
-----------------------------------------------------------------------------------------
         SENIOR DEBT
         RediReserve certificates (4.01%)                  $     2,922        $     3,611
         6 month senior notes (6.53%-7.00%)                      4,798              3,523
         12 month senior notes (6.39%-7.33%)                    47,665             51,537
         18 month senior notes (6.11%-7.42%)                     6,419              6,795
         24 month senior notes (6.16%-7.47%)                    32,743             33,517
         30 month senior notes (5.92%-7.56%)                    13,656             14,441
         48 month senior notes (5.69%-7.79%)                     7,939              8,061
         60 month senior notes (5.83%-7.93%)                    19,970             21,999
         Value notes, fixed (6.85%-7.85%)                        9,330             30,755
         Medium-term notes, fixed (6.38%-8.36%)                855,490            861,462
         Medium-term notes, floating (5.91%-6.13%)             223,000            238,000
         Short-term bank notes                                       0             99,986
         Short-term bank notes, floating                             0            141,974
         Medium-term bank notes, fixed (6.45%-7.12%)             7,334            408,651
         Medium-term bank notes, floating                        4,999            260,837
         Other senior notes (5.97%-11.34%)                       6,783              7,491
-----------------------------------------------------------------------------------------
         Total senior debt                                   1,243,048          2,192,640
         SUBORDINATED DEBT
         Subordinated notes (5.45%-11.34%)                       1,818              5,754
         7% subordinated bank notes due 2003                         0             49,778
-----------------------------------------------------------------------------------------
         Total subordinated debt                                 1,818             55,532
         Other borrowings                                      118,362             52,774
                                                           -----------        -----------
         Total debt and other borrowings                     1,363,228          2,300,946
         Less short-term debt & certificates                  (374,454)          (809,814)
         Less other borrowings                                (118,362)           (52,774)
                                                           -----------        -----------
         Long-term debt                                    $   870,412        $ 1,438,358
                                                           ===========        ===========

         The Company's senior floating rate notes were priced based on a factor of LIBOR. At June 30, 1998, the rates on these notes varied from 5.91% to 6.13%. At June 30, 1998, the Company used derivative financial instruments to effectively convert certain fixed rate debt to a LIBOR based variable rate.

Note 11) Restructuring Charges

         During the first quarter of 1998, the Company implemented a restructuring plan to reduce corporate expenses incurred in the past to support the operations contributed in the Fleet Transaction. In connection with this plan, the Company accrued severance benefits of approximately $35 million during the first quarter, approximately $27 million of which has been classified as severance and outplacement costs associated with workforce reduction, option exercise and other employee costs associated with Fleet Transaction/Tender Offer and the balance has been classified as compensation expense. In connection with this plan approximately 255 employees who ceased to be employed by the Company are entitled to benefits, of which 190 employees were directly associated with the operations contributed to the LLC and approximately 65 employees were associated with the workforce reduction. As of June 30, 1998, the Company paid approximately $27 million of severance benefits to employees which was charged against the associated liability.

         Also during the first quarter of 1998, the Company implemented a plan to exit business and product offerings not directly associated with its mortgage and business services units. In connection with this plan, contractual commitments associated with development activities to be discontinued were accrued. The contractual commitments and termination benefits are expected to be paid out over the next nine months. The actions to complete the plan are principally the settlement of contractual commitments and distributing the remaining severance benefits.

         The Company has contractual commitments to certain customers and other nonrelated financial institutions that are providing benefits to these customers under a product that will no longer be offered and for which no future revenues or benefits will be received. A substantial portion of the contractual commitments will be paid out over approximately the next 40 months. The actions required to complete this plan include the settlement of contractual commitments and the payment of customer benefits.

         During the first quarter of 1998, the Company recorded $29.8 million of charges classified as expense associated with exited business/product in connection with the aforementioned exit plans. As of June 30, 1998, the Company paid approximately $4.5 million of contractual commitments, customer benefits and termination benefits which were charged against the associated liabilities for the aforementioned exit plans.

Note 12) Assets Held for Disposal

         In connection with the Company's restructuring plan to reduce corporate expenses and the Company's efforts to exit business and product development activities previously mentioned, certain assets were identified for disposal and written down to estimated realizable value. These assets principally consisted of facility capital assets, software, intangible and other assets. In the first quarter of 1998, the Company recognized a total of $20 million of losses associated with the write-off of these assets, $11.3 million of which have been classified as expenses associated with exited business/product. The disposal of the assets is expected to be completed within the next nine months.

Note 13) Net interest income

The following presents the components of net interest income:

                                                          Three Months                            Six Months
                                                             Ended                                  Ended
                                                             June 30                               June 30
                                                       ------------------                   ---------------------
                                                         1998       1997                       1998          1997
                                                                               (Unaudited)

Interest income
     Loans and leases                                  $ 25,388  $ 63,561                   $ 71,842      $129,583
     Investments                                         22,035    37,769                     48,892        68,821
                                                       --------  --------                   --------      --------
Total interest income                                    47,423   101,330                    120,734       198,404

Interest expense:
     Deposits                                            12,486    34,099                     48,730        61,195
     Other debt                                          23,740    45,698                     55,041        90,064
                                                       --------  --------                   --------      --------
Total interest expense                                   36,226    79,797                    103,771       151,259

Net interest income                                      11,197    21,533                     16,963        47,145
Provision for loan losses                                 6,846    50,279                     40,806       110,643
                                                       --------  --------                   --------      --------
Net interest income after
     provision for credit losses                          4,351   (28,746)                   (23,843)      (63,498)
                                                       ========  ========                   ========      ========

Note 14) Earnings Per Share

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

      The following table sets forth the calculation of basic earnings per share and diluted earnings per share:

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                                       --------                        --------
                                                   1998        1997               1998          1997
                                                   ----        ----               ----          ----
         Net income (loss)                    $   9,471    $   5,419           $ 428,257    $ (14,399)
           less: Preferred "A" dividends              0            0                (141)        (141)
           less: Preferred "B" dividends, net      (887)      (1,603)             (1,774)      (3,205)
                                                   ----        -----              ------       ------

         Income (loss) available to common
         Shareholders                             8,584        3,816             426,342      (17,745)
           less: Class A dividends declared        (653)      (1,999)             (1,308)      (3,996)

           less: Class B dividends declared      (1,133)      (3,425)             (2,249)      (6,867)
                                                 ------       ------              ------       ------


         Undistributed Earnings (loss)        $   6,798    $  (1,608)          $ 422,785    $ (28,608)
         Shares:
           Basic: Combined                       24,523       42,772              29,607       42,678
             Class A                             10,362       18,178              12,524       18,162
             Class B                             14,161       24,594              17,083       24,516
         Options A                                   10           61                  10            0
         Options B                                   49          293                 198            0
         AMIP B                                     120           82                 186            0
         Preferred B                                  0            0               1,720            0
           Diluted: Combined                     24,702       43,208              31,721       42,678
             Class A                             10,372       18,239              12,534       18,162
             Class B                             14,330       24,969              19,187       24,516
         Earnings (loss) Per Share
           Basic: Combined(1)               $       .35     $    .09           $   14.40    $    (.42)
             Class A                                .34          .07               14.38         (.45)
             Class B                                .35          .09               14.41         (.41)
           Diluted: Combined(1)             $       .35     $    .09           $   13.50    $    (.42)
             Class A                                .34          .07               13.49         (.45)
             Class B                                .35          .09               13.50         (.41)


         (1) Combined represents a weighted average of Class A and Class B.


         For the quarters ended June 30, 1998 and 1997 and the six months ended June 30, 1997, 14,211 shares, 25,000 shares and 25,000 shares, respectively, of the Company's Convertible Class B Preferred Stock (SAILS) were outstanding but were not included in the computation of diluted earnings per share because they were antidilutive for that period. Options to purchase 2.2 million and 640,000 shares of Class B common stock, respectively, were outstanding during the three months and six months ended June 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than or equal to the average market price of the common shares during the applicable periods.

Note 15) Contingencies

     On June 30, 1997, purported shareholders of the Company who are represented by a group of law firms filed a putative class action complaint against the Company and several of its current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. A second, similar complaint was filed in the same court a few days later by a different group of law firms. Both complaints allege that the Company made misrepresentations in certain of its public filings and statements in violation of the Securities Exchange Act of 1934. The complaints seek damages of an unspecified amount. On July 10, 1998, the complaints, which had previously been consolidated, were dismissed by the Court for failing to state a claim. While the Company believes that the allegations in the complaints are without merit, the plaintiffs may seek to amend the allegations. In the opinion of management, the ultimate resolution of these complaints is not expected to have a material adverse effect on the financial position or future operating results of the Company.

     Between August 25, 1997 and December 18, 1997, the Company and certain other subsidiaries were named as defendants in lawsuits by certain consumer credit cardholders claiming to represent consumer credit cardholders in a specific program. The class action complaints allege that consumer credit cardholder accounts in a specific program were improperly repriced to a higher percentage rate of interest. The complaints assert various violations of federal and state law with regard to such repricings, and each seeks damages of an unspecified amount. Management believes that the allegations are without merit. On June 3, 1998, the Judicial Panel on multidistrict litigation ordered that all of the federal court actions be consolidated into one proceeding for pretrial purposes in the United States District Court for the Eastern District of Pennsylvania. In the opinion of management, the ultimate resolution of these complaints is not expected to have a material adverse effect on the financial position or future operating results of the Company.

                         ADVANTA CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the quarter ended June 30, 1998, the Company reported net income of $9.5 million or diluted earnings per share of $.35 for Class A and Class B shares combined. The net income for the quarter ended June 30, 1998 includes $7.5 million and $1.7 million for Advanta Mortgage and Advanta Business Services, respectively. This represents an increase of $3.2 million, or 51% from the net income of $6.3 million from Advanta Mortgage and Advanta Business Services that was reported in the first quarter of this year. Last year, the Company reported net income of $5.4 million, or diluted earnings per share of $.09 for Class A and Class B shares combined for the quarter ended June 30, 1997.

For the six months ended June 30, 1998 the Company reported net income of $428.3 million or diluted earnings per share of $13.50 for Class A and Class B shares combined. In the same period of 1997 the Company reported a net loss of $14.4 million or a diluted loss per share of $.41 for Class A and Class B shares combined.

The net income for the six month period of 1998 reflects the $536.4 million net gain on the Fleet Transaction (See Note 2 to Consolidated Condensed Financial Statements), a $62.3 million pretax charge for severance and outplacement costs associated with workforce reduction, option exercises and other employee costs associated with the Fleet Transaction / Tender Offer, a $54.1 million pretax charge for expenses associated with exited businesses and products, $42.5 million of equity securities losses and an $8.7 million pretax charge for facility impairments. Net income for Advanta Mortgage and Advanta Business Services was $12.3 million and $3.2 million, respectively. Net income for Advanta Mortgage reflects a $33.7 million pretax charge recorded to adjust the retained interest-only (IO) strips in accordance with the Company's practice of regularly reviewing its assumptions to reflect the Company's actual market experience.

The loss for the first six months of 1997 was the result of several factors, including continuing increases in consumer bankruptcies and charge-offs and lower receivable balances than originally anticipated in the consumer credit card business.

This report contains forward-looking statements, including, but not limited to, projections of future earnings, that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Significant risks and uncertainties include: the Company's managed net interest margin, the receivables volume, the timing of the Company's securitizations, prepayment rates, the mix of account types and interest rate fluctuations; the level of delinquencies, customer bankruptcies, and charge-offs; and the amount and rate of growth in the Company's expenses. Earnings also may be significantly affected by factors that affect consumer debt, competitive pressures from other providers of financial services, the effects of governmental regulation, the amount and cost of financing available to the Company and its subsidiaries, the difficulty or inability to securitize the Company's receivables and the impact of the ratings of debt of the Company and its subsidiaries. Additional risks that may affect the Company's future performance are set forth elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and other filings with the Securities and Exchange Commission.


GAIN ON SALE OF RECEIVABLES

Advanta Mortgage completed three securitizations with an aggregate principal balance of $1.06 billion for the quarter ended June 30, 1998. In addition, the Company sold $89 million in whole loans and increased its portfolio of loans held in off-balance sheet Commercial Paper conduit facilities by approximately $64 million. Total

Advanta Mortgage sales / securitization increased 19.7% and 58.7% over the comparable periods ended March 31, 1998 and June 30, 1997, respectively. The increase in sales / securitizations resulted primarily from the increase in mortgages originated during this quarter. Advanta Mortgage originated $1.25 billion in new loans during the second quarter, an increase of 36.3% over the year-ago quarter and 9.8% over the first quarter of 1998.

The Company recognized $53.9 million in gains resulting from the securitization and sale of these receivables. This gain, which represents approximately 4.4% of the loans sold in this quarter, is higher than the 2.6% recognized on loans sold last quarter. The increase in gain as a percentage of loans sold this quarter is primarily due to the mix of loans sold during this quarter. The gain realized varies for each of the Company's products and origination channels. Typically, the gain realized from loans directly originated is higher than the gain from indirect origination channels.

Advanta Business Services recognized $7.5 million in securitization income. This includes approximately $3.9 million in gains from the securitization of $72.6 million of leases. The remainder represents gains on the sale of new business card receivables which are sold to the trust on a continuous basis to replenish the investors' interest in trust receivables which have been repaid by the cardholders.

The FASB is currently addressing several implementation issues relating to SFAS No. 125. One of these issues relates to an exception SFAS No. 125 currently makes for FDIC-insured institutions. The FDIC, upon reclamation of assets from an FDIC-insured institution, would not be required to pay interest between the date of reclamation and the date of payment, which could indicate that they would not meet the isolation from creditors criterion established in SFAS No.
125. In January 1998, the FASB staff announced that it would study the issue and said that, in the interim, FDIC-insured institutions need not conclude that the FDIC receivership powers preclude sale accounting. An exposure draft of proposed amendments is expected in 1998, but the timing of such draft is still uncertain, and the effective date would likely not be prior to January, 1999.


ORIGINATIONS FOR ADVANTA MORTGAGE WERE AS FOLLOWS ($ IN THOUSANDS):

                                                        THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                             JUNE 30,                                  JUNE 30,
                                                             --------                                  --------
                                                       1998                1997                    1998        1997
                                                       ----                ----                    ----        ----
Direct                                              $382,242             $218,392               $ 665,290   $ 394,567
Broker                                               106,188               66,156                 184,611     130,189
Conduit                                              376,145              298,735                 779,956     512,494
Corporate Finance                                    324,484              298,968                 673,899     540,481
Auto                                                  58,356               32,651                  79,459      53,250
                                                    --------             --------               ---------   ---------
                                                  $1,247,415             $914,902              $2,383,215  $1,630,981
                                                  ==========             ========              ==========  ==========

Total second quarter originations for Advanta Mortgage increased 36.3% over the comparable 1997 period. Direct mortgage originations for the second quarter increased 75.0% and indirect mortgage originations increased 24.2% from the comparable period of the prior year. Total year-to-date originations for the Advanta Mortgage increased 46.1% from the comparable six month period of the prior year. Direct mortgage originations increased 68.6% and indirect mortgage originations increased 38.9% from the comparable period of the prior year. The increase in direct originations reflects the Company's focus on capitalizing on its direct marketing experience and centralized telemarketing and processing capabilities. The slight decrease in quarter-to-quarter originations by the Company's Conduit and Corporate Finance businesses is attributable to shifts in market pricing relative to the Company's pricing. Production from both of these channels was strong in June and the Company expects continued growth from these channels in the second half of the year.

ORIGINATIONS FOR ADVANTA BUSINESS SERVICES WERE AS FOLLOWS ($ IN THOUSANDS):

                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                      JUNE 30,                                  JUNE 30,
                                      --------                                  --------
                             1998                  1997                    1998          1997
                             ----                  ----                    ----          ----
Leases                        $ 74,352             $ 87,876                $137,003    $162,800
Business card                  348,222              262,644                 637,622     483,635
                              --------             --------                --------    --------
                              $422,574             $350,520                $774,625    $646,435
                              ========             ========                ========    ========



Total originations for business loans and leases increased 20.6% in the second quarter of 1998 when compared to second quarter of 1997. Business card originations increased 20.3% and lease originations increased 18.7% from the first quarter of 1998. Total year-to-date originations for the business loans and leases increased 19.8% from the comparable period of the prior year.

INTEREST INCOME AND EXPENSE

Interest income on receivables and investments decreased $38.2 million and $15.8 million, respectively, for the second quarter of 1998 from the same period of 1997 and interest expense decreased $43.6 million during the same comparative period. For the six month period ended June 30, 1998 interest income on receivables and investments decreased $57.7 million and $19.9 million, respectively, as compared to the six months ended June 30, 1997, and interest expense decreased $47.5 million during the same comparative period. The decreases in interest income and interest expense were mainly attributable to the decrease in interest bearing assets and liabilities in connection with the Fleet Transaction and Tender Offer. Also impacting interest income on receivables during the six months ended June 30, 1998 were consumer credit card securitization transactions prior to the Fleet Transaction as well as the mix of receivables. Partially offsetting the decrease in interest expense was an increase in the owned cost of interest bearing liabilities which was primarily attributable to the rate increases attributed to credit rating downgrades experienced by the Company subsequent to the March 17, 1997 earnings announcement. Both periods carry high investment balances as a percent of owned assets, thereby suppressing margins.

The following tables provide an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest bearing liabilities), and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three month and six month periods ended June 30, 1998 and 1997. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

INTEREST RATE ANALYSIS
(DOLLARS IN THOUSANDS)

                                                                THREE MONTHS ENDED JUNE 30,
                                                                ---------------------------
                                                     1998                                           1997
                                  ------------------------------------------      -------------------------------------
                                   AVERAGE                             YIELD/      AVERAGE                        YIELD/
                                  BALANCE(1)       INTEREST             RATE      BALANCE(1)      INTEREST         RATE
                                  ----------       --------             ----      ----------      --------         ----
On-balance sheet
Consumer credit cards            $         0     $         0            0.00%    $ 1,528,193    $    38,880          10.21%
Mortgage loans                       689,019          17,905           10.42         556,196         13,450           9.70
Leases and business cards            283,583           8,356           11.80         373,775         11,713          12.56
Other loans                           14,785             412           11.18          25,390            564           8.90
                                 -----------     -----------                                    -----------    -----------
Gross receivables(2)                 987,387          26,673           10.83       2,483,554         64,607          10.43
Trading investments                   43,818             693            6.33               0              0           0.00
Investments(2)                     1,415,424          21,379            6.04       2,550,811         37,793           5.91
                                 -----------     -----------                                    -----------    -----------
Total interest earning assets    $ 2,446,629     $    48,745            7.98%    $ 5,034,365    $   102,400           8.14%

Interest-bearing liabilities     $ 2,297,048     $    36,226            6.31%    $ 5,113,980    $    79,797           6.23%

Net interest spread                                                     1.67%                                         1.91%
Net interest margin                                                     2.05%                                         1.81%

Off-balance sheet
Consumer credit cards            $         0                                     $10,073,913
Mortgage loans                     5,519,507                                       3,001,737
Leases and business cards          1,057,354                                         639,730
                                 -----------                                     -----------
Total average securitized
  receivables                    $ 6,576,861                                     $13,715,380
                                 ===========                                     ===========
Total average managed
  receivables                    $ 7,564,247                                     $16,198,934
                                 ===========                                     ===========

(1) Includes assets held and available for sale and nonaccrual loans and leases.

(2) Interest and average rate for tax-free securities, loans and leases computed on a tax equivalent basis using a statutory rate of 35%.

INTEREST RATE ANALYSIS
(DOLLARS IN THOUSANDS)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                    1998                                            1997
                                                    ----                                            ----
                                   AVERAGE                             YIELD/      AVERAGE                        YIELD/
                                  BALANCE(1)      INTEREST              RATE      BALANCE(1)      INTEREST        RATE
                                  ----------      --------              ----      ----------      --------        ----
On-balance sheet
Consumer credit cards            $   775,769     $    23,457            6.10%    $ 1,671,261    $    85,509          10.32%
Mortgage loans                       637,952          32,618           10.31         493,918         25,300          10.33
Leases and business cards            297,889          17,747           11.98         315,329         19,836          12.65
Other loans                           13,628             714           10.57          24,252          1,098           9.14
                                 -----------     -----------                                    -----------    -----------
Gross receivables(2)               1,725,238          74,536            8.71       2,504,760        131,743          10.59
Trading investments                   22,030             693            6.29               0              0           0.00
Investments(2)                     1,657,013          48,276            5.83       2,375,682         68,869           5.81
                                 -----------     -----------                                    -----------    -----------
Total interest earning assets    $ 3,404,281     $   123,505            7.31%    $ 4,880,442    $   200,612           8.26%

Interest-bearing liabilities     $ 3,288,610     $   103,771            6.33%    $ 4,919,601    $   151,259           6.17%

Net interest spread                                                     0.98%                                         2.09%
Net interest margin                                                     1.16%                                         2.04%

Off-balance sheet
Consumer credit cards            $ 2,947,048                                     $10,288,802
Mortgage loans                     5,278,290                                       2,768,417
Leases and business cards          1,004,148                                         628,464
                                 -----------                                     -----------
Total average securitized
  receivables                    $ 9,229,486                                     $13,685,683
                                 ===========                                     ===========
Total average managed
  receivables                    $10,954,724                                     $16,190,443
                                 ===========                                     ===========

(1) Includes assets held and available for sale and nonaccrual loans and leases.

(2) Interest and average rate for tax-free securities, loans and leases computed on a tax equivalent basis using a statutory rate of 35%.

SERVICING REVENUES

Servicing revenues decreased to 22.2 million for the three months ended June 30, 1998 as compared to 59.8 million for the three months ended June 30 1997. For the six months ended June 30, 1998, servicing revenues were approximately $70 million as compared to $117.3 million for the six months ended June 30, 1997. The 1997 and first quarter 1998 amounts included consumer credit card servicing income, which activities were transferred in connection with the Fleet Transaction. The Company's contract servicing portfolio was $8.2 billion at June 30, 1998 versus $8.8 billion at March 31, 1998 and $7.5 billion at June 30, 1997. The decrease in contract servicing volume since the first quarter resulted from the withdrawal of business by certain customers who have begun servicing their own portfolios, and from higher prepayments in these contract servicing portfolios.

IMPUTED INTEREST IS COMPRISED OF THE FOLLOWING ($ IN THOUSANDS):

                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                       JUNE 30,                  JUNE 30,
                                       --------                  --------
                                  1998         1997         1998          1997
                                --------     --------     --------     --------
Cash received on IO             $ 33,140     $ 20,153     $ 63,952     $ 32,766
Valuation provision(1)           (23,899)           0      (33,724)           0
Amortization and charge-offs     (23,236)     (17,879)     (48,017)     (37,800)
                                --------     --------     --------     --------
Imputed interest, net           $(13,995)    $  2,274     $(17,789)    $ (5,034)
                                ========     ========     ========     ========

(1) Imputed interest, net includes pretax charges recorded to adjust the retained interest-only (IO) strip in accordance with the Company's practice of regularly reviewing its assumptions to reflect the Company's actual market experience.

In this quarter, in accordance with the Company's practice of regularly reviewing and, where appropriate, adjusting the gain receivable ("IO Strip") assumptions for its experience, the Company recognized a pretax charge against second quarter earnings of $23.9 million. In the first quarter of 1998, the Company recorded a $9.8 million pretax charge to adjust the IO Strip. Prepayment rate assumptions used in valuing the Company's IO Strip were revised to 27% for fixed rate loans, 33% for intermediate rate loans and 39% for ARMs. At the end of the first quarter the prepayment assumptions were 24% for fixed rate loans, 29% for intermediate rate loans and 34% for ARMs.

GAIN ON TRANSFER OF CREDIT CARD BUSINESS

The net gain recognized by the Company in 1998 of approximately $536.4 million, represents the excess of liabilities transferred to the LLC over the net basis of the assets transferred and included the Company's retained minority membership interest in the LLC, which at the closing date of the Fleet Transaction was a 4.99% ownership interest in the LLC valued at $20 million.

ORIGINATIONS FOR ADVANTA BUSINESS SERVICES WERE AS FOLLOWS ($ IN THOUSANDS):

OTHER REVENUES

                                 OTHER REVENUES
                                ($ IN THOUSANDS)

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                           JUNE 30,                   JUNE 30,
                                           --------                   --------
                                      1998         1997         1998         1997
                                    --------     --------     --------     --------
Equity securities (losses)/gains    $    (86)    $   (775)    $(42,975)    $ (9,190)
Mortgage other revenues                1,150          547        2,332        8,290
Leasing other revenues                 4,682        7,507        7,849       15,285
Business card other revenues          10,200        3,758       17,928        6,444
Insurance revenues, net                  442        8,979        8,365       18,668
Other                                 (2,274)        (628)       9,445       (3,775)
                                    --------     --------     --------     --------
Total other revenues                $ 14,114     $ 19,388     $  2,944     $ 35,722
                                    ========     ========     ========     ========

Other revenues reflect equity securities losses of $42.5 million recognized in the first quarter of 1998. The equity securities losses reflect changes in the fair value of Advanta Partners LP investments. Most of the loss relates to investments not publicly traded for which Advanta Partners LP decided during the first quarter to expedite a disposal plan. Other mortgage, business card, and leasing revenues generally consist of late fees, plus annual fees and interchange income related to the business card.


OPERATING EXPENSES

The Company's operating expenses this quarter totaled $74.5 million, or 3.9% of average managed receivables. As the Company's managed portfolio continues to grow during the year, it is expected that the ratio of operating expenses to managed receivables will be within the range of 3.6% to 3.9%.

Salaries and employee benefits decreased $20.3 million to $39.7 million for the three months ended June 30, 1998 from $60.0 million for the three months ended June 30, 1997. This reduction reflects the decrease in the number of employees associated with the Fleet Transaction as well as workforce reductions and exit and disposition plans associated with business and product offerings not directly associated with the Company's mortgage and business services units. The Company began to realize the decreases in salaries and employee benefits in this quarter.

                            OTHER OPERATING EXPENSES
                                ($ IN THOUSANDS)

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,                JUNE 30,
                                             --------                --------
                                        1998        1997        1998        1997
                                      --------    --------    --------    --------
Amortization of credit card
  deferred origination costs, net     $  1,419    $ 15,458    $ 19,934    $ 33,521
Other operating expenses:
   Marketing                            10,295      12,522      24,363      23,651
   External processing                   3,256      13,457      14,522      25,446
   Equipment expense                     4,586       9,708      13,642      18,267
   Occupancy expense                     3,003       6,105       8,451      11,396
   Telephone expense                     2,091       5,310       7,450      10,217
   Professional fees                     1,753       7,811       6,544      16,106
   Postage                               1,568       7,623       6,266      14,743
   Credit and collection expense         3,456       5,678       8,073      10,034
   Credit card fraud losses                128       6,699       2,900      13,176
   Other                                 3,245       8,224       6,707      16,188
                                      --------    --------    --------    --------

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,                JUNE 30,
                                             --------                --------
                                        1998        1997        1998        1997
                                      --------    --------    --------    --------
   Total other operating expenses       33,381      83,137      98,918     159,224
                                      --------    --------    --------    --------
Total operating expenses              $ 34,800    $ 98,595    $118,852    $192,745
                                      ========    ========    ========    ========

Other operating expenses decreased $63.8 million to $34.8 million for the three months ended June 30, 1998 from $98.6 million for the three months ended June 30 1997. For the six months ended June 30, 1998, other operating expenses decreased $73.9 million to $118.9 million from $192.7 million for the six months ended June 30, 1997. The decreases in these expenses reflect the decrease in operating expenses resulting from the Fleet Transaction.

PROVISION FOR CREDIT LOSSES

For the second quarter of 1998 the provision for credit losses decreased to $6.8 million from $50.3 million for the same period of 1997 and charge-offs on owned receivables decreased to $6.5 million in the second quarter of 1998 from $38.7 million during the same period of 1997. For the six months ended June 30, 1998 the provision for credit losses decreased to $40.8 million from the $110.6 million recorded for the same period of 1997. Charge-offs for the same six month periods decreased to $41.9 million in 1998 from the $76.4 million for 1997. These decreases are mainly attributable to the transfer of the consumer credit card receivables in connection with the Fleet Transaction.

ASSET QUALITY

Managed impaired assets at June 30,1998 decreased to $294.5 million from the $434.7 million at the comparable period of 1997. The levels of managed loans 30 days or more delinquent also decreased to $528.1 million from the $870.5 million at June 30, 1997. Impaired assets include both nonperforming assets (mortgage, auto and business loans and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent business cards) and accruing loans past due 90 days or more on business cards and leases. The Company charges off expected losses on all nonperforming mortgage loans generally no later than when they have become 12 months delinquent, regardless of anticipated collectibility. Lease receivables are written off no later than when they have become 120 days delinquent. All other loans are generally charged off upon the earlier of approximately 6 months or after an investigative period for bankrupt and fraudulent accounts.

The consolidated managed charge-off rate for the second quarter of 1998 was 1.5%, down from 4.4% for the first quarter of 1998 and 5.5% for the second quarter of 1997. The following represents the quarterly results by product:

                                                                       MANAGED RECEIVABLES
                                           FOR THE QUARTER ENDED            6/30/98
                                  6/30/98       3/31/98       6/30/97    (IN MILLIONS)
                                  -------       -------       -------  -------------------
Mortgage only                      0.61%          0.49%        0.46%      $6,395
Auto                               6.54(1)       10.05         5.67          251
Business Card                      6.57           5.71         4.56          762
Leases                             2.26           3.17         2.65          616

(1) Reflects an impact due to the timing of auto loan charge-offs. The current quarter's rate comparable to the prior quarter would be approximately 9%. However, the difference had no effect on earnings.

The charge-off rates for mortgages and leases are expected to remain relatively consistent with the second quarter 1998 while auto loan charge-offs are anticipated to decline. The Company expects the charge-off rate for auto loans to decline moderately by the end of the year.

The allowance for credit losses is maintained for on-balance sheet receivables. This allowance is intended to cover credit losses inherent in the owned loan portfolio. With regard to securitized assets, the fair value of anticipated losses and related recourse liabilities is reflected in the calculations of mortgage banking and business loan and lease securitization income and other assets. Recourse liabilities are intended to cover all probable credit losses over the life of the securitized receivables.

The allowance for credit losses on a consolidated owned basis was $18.5 million or 2.3% of owned receivables at June 30, 1998 compared to $137.8 million or 4.1% of receivables at December 31, 1997 and $116.9 million or 4.8% of receivables at June 30, 1997. The decrease is a result of an increase in the relative percent of secured receivables in the total loan portfolio. The decline in balance is predominately attributable to the transfer of the consumer credit card allowance in conjunction with the Fleet Transaction.

On the total managed portfolio, impaired assets were $294.5 million or 3.7% of receivables at June 30, 1998, as compared to $532.0 million or 3.0% of receivables at December 31, 1997 and $434.7 million or 2.7% of receivables at June 30, 1997. On the total owned portfolio, impaired assets were $37.3 million or 4.6% of receivables at June 30, 1998, compared to $100.6 million or 3.0% of receivables at December 31, 1997, and $72.4 million or 3.0% of receivables at June 30, 1997.

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.

                                                     JUNE 30,             DEC. 31,           JUNE 30,
CONSOLIDATED-MANAGED(1)                               1998                  1997               1997
-----------------------                               ----                  ----               ----
Nonperforming assets (2)                           $    294,398        $    328,835        $    243,013
Accruing loans past due 90 days or more                      75             203,117             191,686
Impaired assets                                         294,473             531,952             434,699
Total loans 30 days or more delinquent                  528,059           1,068,183             870,477
As a percentage of gross receivables:
   Nonperforming assets (2)                                 3.7%                1.8%                1.5%
   Accruing loans past due 90 days or more                  0.0                 1.1                 1.2
   Impaired assets                                          3.7                 3.0                 2.7
   Total loans 30 days or more delinquent                   6.6                 6.0                 5.4
Net charge-offs:
   Amount                                          $    184,733        $    860,098        $    437,188
   As a percentage of average gross
      receivables (annualized)                              3.4%                5.3%                5.4%
MORTGAGE LOANS - MANAGED
   Nonperforming assets (2)                        $    267,271        $    200,600        $    118,403
   Total loans 30 days or more delinquent               455,775             391,929             250,306
   As a percentage of gross receivables:
      Nonperforming assets (2)                              4.0%                3.8%                3.0%
      Total loans 30 days or more delinquent                6.9%                7.4                 6.4
   Net charge-offs:
      Amount                                       $     15,674        $     19,953        $      7,952
      As a percentage of average
         receivables (annualized)                            .6%                 .5%                 .5%
   Net charge-offs - Auto Amount                   $      9,235        $     10,212        $      2,082
     As a percentage of average
         receivables (annualized)                           8.3%(3)             7.3%                3.9%
LEASES AND BUSINESS CARDS - MANAGED
   Nonperforming assets (2)                        $     26,973        $     26,782        $     18,506
   Impaired assets                                       27,026              26,817              18,628
   Total loans 30 days or more delinquent                71,933              81,675              66,199
   As a percentage of receivables:
      Nonperforming assets (2)                              2.0%                2.1%                1.7%
      Impaired assets                                       2.0                 2.1                 1.7
      Total loans 30 days or more delinquent                5.2                 6.5                 6.1

                                                     JUNE 30,             DEC. 31,           JUNE 30,
CONSOLIDATED-MANAGED(1)                               1998                  1997               1997
-----------------------                               ----                  ----               ----
   Net charge-offs - Leases
      Amount                                       $      8,028        $     15,074        $      6,821
      As a percentage of average
         receivables (annualized)                           2.7%                2.7%                2.6%
  Net Charge-offs - Business Cards
    Amount                                         $     21,842        $     18,928        $      6,761
    As a percentage of average
      receivables (annualized)                              6.2%                3.9%                3.3%

(1)      Includes consumer credit cards through February 20, 1998.

(2) Nonperforming assets include mortgage, auto and business loans and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent business cards.

(3) Reflects an impact due to the timing of auto loan charge-offs. The current quarter's rate comparable to the prior quarter would be approximately 9%. However, the difference had no effect on earnings.

                                                    JUNE 30,           DEC. 31,          JUNE 30,
CONSOLIDATED-OWNED(1)                                 1998               1997              1997
---------------------                                 ----               ----              ----
Allowance for credit losses                        $   18,528        $  137,773        $  116,867
Nonperforming assets (2)                               37,198            51,149            34,717
Accruing loans past due 90 days or more                    75            49,458            37,690
Impaired assets                                        37,273           100,607            72,407
Total loans 30 days or more delinquent                 56,406           201,891           138,274
As a percentage of gross receivables:
   Allowance for credit losses                            2.3%              4.1%              4.8%
   Nonperforming assets (2)                               4.6               1.5               1.4
   Accruing loans past due 90 days or more                 .0               1.5               1.6
   Impaired assets                                        4.6               3.0               3.0
   Total loans 30 days or more delinquent                 7.0               5.9               5.7
Net charge-offs:
   Amount                                          $   41,919        $  151,222        $   76,443
   As a percentage of average gross
      receivables (annualized)                            4.8%              5.6%              6.1%
MORTGAGE LOANS - OWNED
   Allowance for credit losses                     $    5,619        $    5,822        $    5,118
   Nonperforming assets (2)                            29,699            23,234             6,748
   Total loans 30 days or more delinquent              39,991            42,916            16,150
   As a percentage of gross receivables:
      Allowance for credit losses                         1.1%              1.2%               .9%
      Nonperforming assets (2)                            5.6               4.9               1.2
      Total loans 30 days or more delinquent              7.5               9.0               2.9
   Net charge-offs - Mortgage:
      Amount                                       $    1,327        $    2,310        $      773
      As a percentage of average gross
         receivables (annualized)                          .5%               .4%               .3%
   Net charge-offs - Auto:
      Amount                                       $    4,131        $    3,524        $      815
      As a percentage of average gross
         receivables (annualized)                        15.4%              5.8%              3.6%
LEASES AND BUSINESS CARDS - OWNED
   Allowance for credit losses                     $    9,175        $    9,798        $    9,433
   Nonperforming assets (2)                             7,345             6,705             6,084
   Impaired assets                                      7,398             6,740             6,206
   Total loans 30 days or more delinquent              16,064            17,799            16,679
   As a percentage of receivables:
      Allowance for credit losses                         3.5%              3.3%              3.0%
      Nonperforming assets (2)                            2.8               2.2               1.9
      Impaired assets                                     2.8               2.3               2.0
      Total loans 30 days or more delinquent              6.1               6.0               5.3
   Net charge-offs - Leases:
      Amount                                       $    2,647        $    2,170        $    1,203
      As a percentage of average
         receivables( annualized)                         3.7%              1.5%              1.7%
  Net charge-offs - Business Cards:
    Amount                                         $    5,538        $    6,198        $    2,317
    As a percentage of average gross
      receivables (annualized)                            7.2%              3.3%              2.7%

(1)      Includes consumer credit cards through February 20, 1998.

(2) Nonperforming assets include mortgage, auto and business loans and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent business cards.

COSTS AND EXPENSES ASSOCIATED WITH FLEET TRANSACTION / TENDER OFFER

Pursuant to the Tender Offer, the Company purchased 7,882,750 shares of its Class A Common Stock and 12,482,850 of its Class B Common Stock at $40 per share net, and 1,078,930 of its SAILS Depositary Shares at $32.80 per share, net. Contingent on the Transaction, the Company accelerated vesting of 43.15% of outstanding options that were not vested at the time of the closing of the Fleet Transaction. In connection with the Tender Offer, present and former directors and employees who held exercisable options to purchase Class A and Class B Common Stock tendered such options in lieu of first exercising such options and tendering the underlying stock. The Company used approximately $850 million (before taking into account the exercise price of options) to repurchase the shares in the Tender Offer. In addition, the Company also amended the terms of options granted to employees who became employees of the LLC or whose employment with the Company was otherwise terminated in connection with the Fleet Transaction (the "Affected Employees") to extend the post-employment exercise period. Although, there was a charge to earnings associated with this amendment, there was no net impact to capital in connection with this amendment. The Company also canceled options issued to certain members of the Board of Directors and replaced the canceled options with stock appreciation rights.

In March 1997, the Compensation Committee of the Board of Directors approved the Advanta Senior Management Change of Control Severance Plan (the "Management Severance Plan") which provides benefits to senior management employees in the event of a change of control (as defined) of the Company if, within one year of the date of a change of control, there has been either an actual or constructive termination of the senior management employee. In February 1998, pursuant to the Company's agreement with Fleet, the Compensation Committee approved an amendment to the Management Severance Plan that allows the Office of the Chairman, in its sole discretion, to extend the level of benefits that would otherwise be allowed in the event of a change of control to Affected Employees. The Board of Directors also authorized the Chairman of the Board, in his sole discretion, to pay bonuses to certain key employees in recognition of their efforts on behalf of the Company in the strategic alternatives process. In accordance with the Company's agreement with Fleet, the LLC agreed to assume the Company's Management Severance Plan and 50% of the bonus payments with respect to those Affected Employees who became employees of the LLC in connection with the Fleet Transaction. In May 1997, the Board of Directors adopted the Office of the Chairman Supplemental Compensation Program which entitled the members of the Office of the Chairman to receive benefits in the event of a change of control (as defined) or other similar transaction. In October 1997, the Company announced that the Chief Executive Officer ("CEO") of the Company and the CEO of the consumer credit card business unit were leaving the Company in connection with the Fleet Transaction. These benefits were all contingent upon the consummation of the Fleet Transaction and were recognized upon the closing of the transaction.

In connection with the Company's evaluation of strategic alternatives and the Fleet Transaction, the Company adopted special retention programs. Under these programs certain employees are entitled to receive special payments based on their targeted bonuses and contingent upon their continued employment with the Company or a successor entity. The first payments under the special retention programs were made in March 1998. Further, in March 1998, the Company identified employees that would be terminated in connection with the Fleet Transaction as part of the corporate restructuring to reduce corporate expenses. During the first quarter of 1998, the corporate restructuring was approved by the Board of Directors and affected employees were informed of the termination benefits they would receive. Substantially all of these employees ceased employment with the Company prior to April 30, 1998.

The Company recorded a $62.3 million pretax charge to earnings in connection with the foregoing plans, plan amendments and workforce reduction activities.

EXPENSE ASSOCIATED WITH EXITED BUSINESS/PRODUCT

In connection with the Company's restructuring efforts to reduce expenses associated with business and product offerings which are not directly associated with its mortgage and business services units, management approved exit and disposition plans during the first quarter of 1998 related to certain businesses and products previously offered. The Company recorded charges in the quarter ended March 31, 1998 related to costs to be incurred by the Company in executing these plans, including contractual obligations to customers for which no future revenue will be received, and contractual vendor obligations for services from which no future benefit will be derived. The charges also include termination benefits to employees associated with the businesses and products identified in the exit plan. Related to the exit plan, certain assets were identified for disposal and written down to estimated realizable value. In addition, the Company recognized investment banking, professional and consulting fees that were contingent upon completion of the Fleet Transaction as well as other professional and consulting fees associated with the Company's corporate restructuring. During the quarter ended March 31, 1998 the Company recorded a $54.1 million pretax charge to earnings in connection with exited businesses and products.

IMPAIRMENT OF FACILITY ASSETS

In connection with the Company's corporate restructuring, certain facility assets were identified for disposal and were written down to their estimated realizable value resulting in an asset impairment charge of $8.7 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's goal is to maintain an adequate level of liquidity, for both long- and short-term needs, through active management of both assets and liabilities. During the first six months of 1998, the Company, through its subsidiaries, securitized approximately $2.0 billion of mortgage loans and $.3 billion of business loan and lease receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future mortgage loan and business loan and lease receivable growth. At June 30, 1998, the Company had approximately $.6 billion of loan and lease receivables and $.6 billion of investments available for sale which could be sold to generate additional liquidity.

         The Company's funding strategy for 1998 relies heavily on the cash, cash equivalents and investments released by the Fleet Transaction as well as deposit gathering activity at both Advanta National Bank ("ANB") and Advanta Bank Corp. ("ABC", formerly Advanta Financial Corp. ("AFC")). As a result of the Fleet Transaction, approximately $1.3 billion in cash, cash equivalents and investments which had previously been held by the Company in connection with its consumer credit card business was no longer required in such business and became available for general corporate purposes. The Company used approximately $850 million of such amount (before taking into account the exercise price of options) to purchase 7,882,750 shares of its Class A Common Stock, 12,482,850 of its Class B Common Stock, and 1,078,930 of its SAILS Depositary Shares through the Tender Offer which was completed on February 20, 1998.

          Advanta Mortgage Corp. USA and its subsidiaries are parties to a $500 million secured revolving credit facility, $250 million of which is committed. Notwithstanding the Company's current liquidity, efforts continue to develop new sources of funding, both through previously untapped customer segments and through development of new financing structures.

          As of June 30, 1998 ANB's total deposits were $729.9 million after a significant portion of its deposits were contributed to the LLC in connection with the Fleet Transaction, and ABC, a Utah state-chartered, FDIC-insured industrial loan corporation had total deposits of $140.1 million.

         ANB's combined Tier I and Tier II capital ratio at June 30, 1998 was 23.60%. At December 31, 1997, the combined Tier I and Tier II capital ratio was 16.39% for ANB. In each case, ANB met the requirements of the Comptroller and qualified as well-capitalized.

         During May of 1998, ANB offered to repurchase its outstanding Bank Notes that were not assumed by the LLC in connection with the acquisition of the Company's consumer credit card business by Fleet and certain of its affiliates. ANB repurchased $93.4 million of Bank Notes; $12.3 million of Bank Notes that were not tendered remain outstanding.

         In June of 1998, ANB retained $445 million of Advanta Mortgage Loan Trust 1998-2 securities to be held in its trading portfolio. This decision was consistent with ANB's liquidity management objectives and its high levels of liquidity. By holding these securities, ANB receives an attractive yield and maintains flexibility for future funding requirements.

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

         In managing interest rate risk exposure, the Company periodically securitizes receivables, sells and purchases assets, alters the mix and term structure of its funding base, changes its investment portfolio and uses derivative financial instruments. Derivative instruments, by Company policy, are not used for speculative purposes (see discussion under "Derivative Activities").

         The Company has measured its interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques (see
Note 13 to Consolidated Condensed Financial Statements). The Company estimates that its net interest income over a twelve month period would approximately increase or decrease by 2.5%, respectively, if interest rates were to fall or rise by 200 basis points. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

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

         The Company's capitalized servicing rights and interest only strips derive from both fixed and variable rate loans, the majority of which are fixed. Fixed and variable rate loans are currently prepaying at different rates and are expected to continue this behavior in the future. The Company has estimated the impact on the fair value of these assets assuming a change on prepayments of 2.7% CPR for fixed rate loans and 3.4% CPR for variable rate loans. These changes in prepayment assumptions could result in a $27 million change in fair value. In addition, changes in the interest rate environment generally affect the level of loan originations. Prepayment assumptions are not the only assumptions in the fair value calculation, but they are the most influential. Other key assumptions are not directly impacted by market forces as defined earlier. The above prepayment scenarios do not reflect management's expectation regarding the future direction of prepayments, and they depict only two possibilities out of a large set of possible scenarios.

         The Company currently has securities in a trading portfolio for liquidity purposes (see Liquidity and Capital Resources). The values of these securities can be affected by market conditions; therefore, a hedge was constructed to mitigate the effects of such changes. This hedge is carried at fair value with changes in its fair value included in other income. The Company has estimated the change in value of these securities together with the hedging instruments. Assuming a 10% change in market-based investment yield, the resulting changes in value are immaterial.

DERIVATIVES ACTIVITIES

         The Company uses derivative financial instruments for the purpose of managing its exposure to interest rate risk and has used derivatives to manage foreign currency risks. The Company has a number of mechanisms in place that enable it to monitor and control both market and credit risk from these derivatives activities. At the broader level, all derivatives strategies are managed under a hedging policy approved by the Board of Directors that details the use of such derivatives and the individuals authorized to execute derivatives transactions. All derivatives strategies must be approved by the Company's senior management.

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

         As of June 30, 1998 and December 31, 1997, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.

         The following table summarizes by notional amounts the Company's derivatives instruments as of June 30, 1998 and December 31, 1997 ($ in thousands):

                                                                      ESTIMATED
                                                                     FAIR VALUE
                                                                      JUNE 30,
                                     JUNE 30,         DEC. 31,       1998 ASSET/
                                      1998             1997          (LIABILITY)
                                   ----------       ----------       ----------
Interest rate swaps                $1,835,272       $2,111,711       $    5,634
Interest rate options:
  Caps written                        327,328        1,018,781             (207)
  Caps purchased                      327,328          328,781              207
Forward contracts                     486,000          400,437             (190)
                                   ----------       ----------       ----------
                                   $2,975,928       $3,859,710       $    5,444
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

YEAR 2000 ISSUE

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. In connection with this issue (the "Year 2000 Issue"), the Company has initiated a comprehensive assessment of its computer systems and applications, managed by a team led by two senior information technology managers and organized as a separate Year 2000 Project Office (the "Project Office"). The Project Office has developed standards for its work based on work of leading consultants in the field. The Project Office has developed a review process featuring a "Year 2000 Score Card" that is being used to measure the degree to which each of the Company's computer applications are impacted by the Year 2000 Issue.

         The Company is proceeding with its projects addressing compliance with the Year 2000 Issue. Each of the Company's business units has completed the evaluation of its systems, applications and vendor lists, and is implementing project plans to modify existing computer programs or conversions to new programs, to the extent necessary to address the Year 2000 Issue. In addition, the Project Office is developing contingency plans for each of the Company's business units in the event that the remediation plans are not successfully implemented. The Company expects that testing will be substantially completed by the end of 1998, consistent with the Year 2000 guidelines issued by the Office of the Comptroller of the Currency.

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

         The Company believes that the Year 2000 Issue will not pose significant operational problems for it. The Company notes that GAAP generally requires that the costs of becoming Year 2000 compliant, including without limitation modifying computer software or converting to new programs, be charged to expense as they are incurred. Based on current information, the Company projects that its total costs to address the Year 2000 Issue will be approximately $20 million, of which approximately $9.5 million is available for contingency plans as described above. Of this amount, the Company estimates that during 1998 it will incur approximately $10 million, of which approximately $3 million will be capital expenditures and $1 million is available for contingency plans. Of the remaining $10 million estimated for 1999, approximately $8.5 million is available for contingency plans. The Company believes that the Year 2000 Issue will not have a material adverse effect on the Company's future financial condition, liquidity or results of operations during 1998 and in future periods.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On June 30, 1997, purported shareholders of the Company who are represented by a group of law firms filed a putative class action complaint against the Company and several of its current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. A second, similar complaint was filed in the same court a few days later by a different group of law firms. Both complaints allege that the Company made misrepresentations in certain of its public filings and statements in violation of the Securities Exchange Act of 1934. The complaints seek damages of an unspecified amount. On July 10, 1998, the complaints, which had been previously been consolidated, were dismissed by the Court for failing to state a claim. While the Company believes that the allegations in the complaints are without merit, the plaintiffs may seek to amend the allegations.

         On August 25, 1997, a purported consumer credit cardholder of the Company instituted a putative class action complaint against the Company and certain of its subsidiaries in Delaware Superior Court for New Castle County. Subsequently, on September 8, 10, and 12, October 2, November 7 and 12, and December 2, 10, 15 and 18 (2 cases), 1997, similar actions were filed in Orange County California Superior Court, the United States District Court for the Eastern District of Tennessee, Delaware Superior Court, the Circuit Court of Covington County, Alabama, the United States District Court for the Northern District of California, the United States District Court for the Central District of California, the United States District Court for the Eastern District of Pennsylvania, the District Court of Bexar County, Texas, the United States District Court for the Northern District of Texas, the United States District Court for the District of New Jersey and the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, respectively. The complaints allege that consumer credit cardholder accounts in a specific program were improperly repriced to a higher percentage rate of interest. The complaints assert various violations of federal and state law with regard to such repricings, and each seeks damages of an unspecified amount. The program at issue comprised a very small portion of the Company's consumer credit card receivables. The Company believes that the complaints are without merit and will vigorously defend itself against the actions. On June 3, 1998, the Judicial Panel on multidistrict litigation ordered that all of the federal court actions be consolidated into one proceeding for pretrial purposes in the United States District Court for the Eastern District of Pennsylvania.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Meeting of Stockholders held on June 4, 1998, the following nominees for reelection as directors of the Company were elected by the votes indicated below:

      Director                                       Votes For         Votes Withheld
      --------                                       ---------         --------------
Dennis Alter                                         9,117,011            52,247
Arthur P. Bellis                                     8,786,849           382,409
William C. Dunkelberg                                9,117,508            51,750
Dana Becker Dunn                                     9,117,790            51,468
Robert C. Hall                                       9,116,117            53,141

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits    The following exhibits are being filed with this report
                         on Form 10-Q

     EXHIBIT
     NUMBER    DESCRIPTION OF DOCUMENT

         4 Amendment No. 1, dated as of June 4, 1998, to the Rights Agreement dated as of March 14, 1997, by and between the Company and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Amended Registration on Form 8-A/A, dated June 11, 1998).

         12       Computation of Ratio of Earnings to Fixed Charges.

         27 Financial data schedule incorporated by reference to Exhibit 27 to the Company's Current Report on Form 8-K dated May 15, 1998 filed the same date.

         (b) Reports on Form 8-K.

         (b)(1) A Current Report on Form 8-K, dated April 22, 1998 was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ending March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             Advanta Corp.
                                             (Registrant)

August 14, 1998                         By   /s/Philip M. Browne
                                             Senior Vice President and
                                             Chief Financial Officer

August 14, 1998                         By   /s/John J. Calamari
                                             Vice President, Finance and
                                             Principal Accounting Officer

                                  EXHIBIT INDEX

     EXHIBIT      DESCRIPTION

         2        Inapplicable.

         3        Inapplicable.

         4 Amendment No. 1, dated as of June 4, 1998, to the Rights Agreement dated as of March 14, 1997, by and between the Company and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Amended Registration on Form 8-A/A, dated June 11, 1998).

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