Form 10-Q
period 1998-09-30
ADVANTA CORP
filed 1998-11-16
CIK 96638

FORM 10Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

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

      Class A                           Outstanding at November 1, 1998

Common Stock, $.01 par value                   10,375,494 shares

      Class B                           Outstanding at November 1, 1998

Common Stock, $.01 par value                   16,300,591 shares

                           TABLE OF CONTENTS

                                                                 Page

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets                    3
          Consolidated Condensed Income Statements                 4
          Consolidated Condensed Statements of Changes in
            Stockholders' Equity                                 5-6
          Consolidated Statements of Cash Flows                  7-8
          Notes to Consolidated Condensed Financial Statements     9

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   20

PART II   Other Information                                       39

ITEM 1.   FINANCIAL STATEMENTS

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS)

                                            September 30, December 31,
                                                 1998        1997
ASSETS                                       (Unaudited)

Cash                                         $   80,214   $   57,953
Federal funds sold and interest-bearing
  deposits with banks                           302,800      156,500
Restricted interest-bearing deposits             88,882      543,239
Trading investments                             186,923            0
Investments available for sale                  791,594    1,392,553
Loan and lease receivables, net:
  Available for sale                            594,591    1,452,560
  Other loan and lease receivables, net         315,564    1,923,986
Total loan and lease receivables, net           910,155    3,376,546
Retained interest-only strip                    221,116      191,868
Premises and equipment(at cost, less
  accumulated depreciation of
  $36,338 in 1998 and $83,746 in 1997)           60,837      152,215
Other assets                                    744,964      815,258
     Total assets                            $3,387,485   $6,686,132
LIABILITIES
Deposits                                     $1,284,929   $3,017,611
Debt and other borrowings                     1,187,365    2,300,946
Other liabilities                               247,709      340,625
     Total liabilities                        2,720,003    5,659,182
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely subordinated debentures
  of the Company                                100,000      100,000
STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par
  value: authorized, issued and
  outstanding - 1,010 shares in 1998
  and 1997                                        1,010        1,010
Class B preferred stock, $.01 par
  value: authorized - 1,000,000 shares
  in 1998 and 1997; issued and outstanding
  14,211 shares in 1998 and 25,000 in 1997            0            0
Class A common stock, $.01 par value:
  authorized - 214,500,000 shares;
  issued and outstanding 10,320,489 shares
  in 1998, and 18,193,885 shares in 1997            103          182
Class B common stock, $.01 par value:
  authorized - 230,000,000 shares;
  issued and outstanding 16,227,999 shares
  in 1998, and 26,564,546 in 1997                   162          266
Additional paid-in capital, net                 202,204      354,190
Retained earnings, net                          381,968      585,709
Less: Treasury stock at cost,
527,168 Class B common shares in 1998,
418,286 Class B common shares in 1997           (17,965)     (14,407)
     Total stockholders' equity                 567,482      926,950
     Total liabilities and stockholders'
       equity                                $3,387,485   $6,686,132


See Notes to Consolidated Condensed Financial Statements.

                    ADVANTA CORP. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED INCOME STATEMENTS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                                1998        1997        1998     1997
                                  (Unaudited)            (Unaudited)

Revenues:
Gain on sale of receivables     $ 51,275  $ 30,566   $  115,450  $ 77,419
Interest on receivables           28,080    95,410       99,922   224,994
Interest on investments           22,224    38,231       71,116   107,051
Servicing revenues                30,677    63,406      113,885   185,528
Imputed interest                   4,895     5,453       15,683    16,259
Consumer credit card
  securitization income                0    90,618       84,144   235,755
Gain on transfer of consumer
  credit card business                 0         0      541,288         0
Other revenues, net               10,131    19,037           14    45,586
  Total revenues                 147,282   342,721    1,041,502   892,592
Expenses:
Salaries and employee benefits    41,908    63,964      136,822   178,594
Other operating expenses          38,331    84,940      157,183   277,685
Interest expense                  39,165    88,414      142,936   239,673
Provision for credit losses        6,414    48,243       47,220   158,886
Severance and outplacement costs
  associated with workforce
  reduction, option exercise and
  other employee costs associated
  with Fleet Transaction/
  Tender Offer                         0         0       62,257         0
Expense associated with exited
  business/product                     0         0       54,115         0
Impairment of facility assets
  related to restructuring             0         0        8,700         0
  Total expenses                 125,818   285,561      609,233   854,838
Income before income taxes        21,464    57,160      432,269    37,754
Income taxes (benefit)             6,439    14,748      (11,013)    9,741
Net income                      $ 15,025 $  42,412   $  443,282  $ 28,013
Basic earnings per common share-
  Combined (See Note 16)        $    .58 $     .95   $    15.80  $    .54
Diluted earnings per share-
  Combined (See Note 16)        $    .58 $     .92   $    14.88  $    .53
Basic weighted average common
  shares outstanding -            24,482    42,875       27,880    42,749
Diluted weighted average common
  shares outstanding -            24,514    46,115       29,776    43,608
Cash dividends declared:
  Class A                       $   .063 $    .110   $     .189  $   .330
  Class B                       $   .076 $    .132   $     .227  $   .396



See Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited) ($ in thousands)

                          Class A   Class B Class A Class B   Additional
                         Preferred Preferred Common  Common    Paid-In
                           Stock     Stock   Stock   Stock     Capital

Balance at Dec. 31,1996   $1,010      $ 0    $ 179   $ 256    $ 350,479
Change in unrealized
  appreciation of
  investments
Preferred and common
  cash dividends declared
Exercise of stock options                        3       6        8,468
Issuance of stock:
  Dividend reinvestment                                             857
  Benefit plans                                          4       14,524
Amortization of deferred
  compensation
Termination/tax benefit-
  benefit plans                                                   5,215
Foreign currency
  translation adjustment
Net Income
Balance at Dec. 31, 1997  $1,010      $ 0    $ 182   $ 266    $ 379,543
Tender offer                                   (79)   (113)    (160,861)
Change in unrealized
  appreciation of
  investments
Preferred and common
  cash dividends declared
Exercise of stock options                        1       3        5,156
Issuance of stock:
  Dividend reinvestment                                              85
  Benefit plans                                         11       18,772
Stock buyback                                   (1)     (1)      (1,541)
Stock buyback-ESOP
Amortization of deferred
  compensation
Termination/tax benefit-
  benefit plans                                         (4)     (12,633)
Foreign currency
  translation adjustment
Net Income
Balance at September 30,  $1,010      $ 0    $ 103   $ 162    $ 228,521
  1998


See Notes to Consolidated Condensed Financial Statements.

($ in thousands)
                                                  Unrealized
                                                  Investment
                             Deferred   Unearned   Holding    Retained  Treasury     Stockholders'
                          Compensation   ESOP       Gains     Earnings   Stock          Equity
                                                   (Losses)     Net


Balance at Dec. 31, 1996  $(41,229)    $     0      $ (618)    $542,001  $    (42)   $ 852,036
Change in unrealized
  appreciation of
  investments                                          466                                 466
Preferred and common
  cash dividends declared                                      (28,301)                (28,301)
Exercise of stock options                                                                8,477
Issuance of stock:
  Dividend reinvestment                                                                    857
  Benefit plans            (11,159)                                        1,297         4,666
Amortization of deferred
  Compensation              11,343                                                      11,343
Termination/tax benefit
   benefit plans            15,692                                       (15,662)        5,245
Foreign currency
  translation adjustment                                           536                     536
Net Income                                                      71,625                  71,625
Balance at Dec. 31, 1997  $(25,353)    $     0      $ (152)    $585,861  $(14,407)   $ 926,950
Tender offer                                                  (640,551)               (801,604)
Change in unrealized
  appreciation of
  investments                                        2,018                               2,018
Preferred and common
  cash dividends declared                                       (8,231)                 (8,231)
Exercise of stock options                                                                5,160
Issuance of stock:
  Dividend reinvestment                                                                     85
   Benefit  plans          (20,034)                                        1,251             0
Stock buyback                                                                           (1,543)
Stock buyback-ESOP                      (4,837)                                         (4,837)
Amortization of deferred
  Compensation               4,687                                                       4,687
Termination/tax benefit-
  benefit plans             19,220                                        (4,809)        1,774
Foreign currency
  translation adjustment                                          (259)                   (259)
Net Income                                                     443,282                 443,282
Balance at Sept. 30, 1998 $(21,480)    $(4,837)    $ 1,866  $  380,102  $(17,965)    $ 567,482

                    ADVANTA CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)

                                                       Nine Months Ended
                                                         September 30,
                                                       1998        1997
                                                          (Unaudited)
OPERATING ACTIVITIES
Net income                                          $    443,282 $    28,013
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Gain on transfer of consumer credit card business     (541,288)          0
  Restructure and other unusual charges                   99,672           0
  Sales/valuation adjustments-equity securities           43,039      10,113
  Depreciation and amortization of intangibles            15,797      25,243
  Provision for credit losses                             47,219     158,886
  Change in other assets and amounts due from
    consumer credit card securitizations                 (36,782)    (37,767)
  Change in other liabilities                            (46,308)    (36,823)
  Change in retained I/O strip                           (29,248)    (67,592)
Net cash (used in) provided by operating activities       (4,617)     80,073
INVESTING ACTIVITIES
  Purchase of investments available for sale         (42,261,460)(33,475,817)
  Proceeds from sales of investments available
    for sale                                           1,226,360   1,057,644
  Proceeds from maturing investments available
    for sale                                          41,500,657  31,800,974
  Change in federal funds sold and interest-
    bearing deposits                                    (206,538)   (557,198)
  Change in consumer credit card receivables,
    excluding sales/transfers                         (1,113,094)     369,906
  Proceeds from sales/securitizations of receivables   5,569,946    2,705,381
   Purchase of lease portfolios/Advanta Mortgage loans   (23,136)    (136,887)
  Principal collected on Advanta Mortgage loans           79,018       85,324
  Advanta Mortgage loans made to customers            (3,932,942)  (2,531,997)
  Purchases of premises and equipment                    (41,060)     (53,709)
  Proceeds from sale of premises and equipment            10,558          226
  Excess of cash collections over income
    recognized on direct financing leases                 26,998       28,520
  Equipment purchased for direct financing leases       (230,350)    (242,624)
  Change in business card receivables, excluding
    sales                                               (119,827)    (314,126)
  Net change in other loans                               (5,896)     (36,178)
Net cash provided by (used in) investing activities      479,234   (1,300,561)
FINANCING ACTIVITIES
  Change in demand and savings deposits                 (379,914)     180,973
  Proceeds from sales of time deposits                 1,143,128    1,621,209
  Payments for maturing time deposits                   (403,256)    (720,125)
  Change in repurchase agreements and term federal
    funds                                                      -      (10,000)
  Proceeds from issuance of subordinated/
    senior debt                                           18,554       11,784
  Payments on redemption of subordinated/
    senior debt                                          (51,840)     (73,714)
  Proceeds from issuance of medium-term notes                 30      436,333
  Payments on maturity of medium-term notes             (188,000)    (203,235)
  Change in notes payable                                219,913      (69,481)

                                                       Nine Months Ended
                                                         September 30,
                                                        1998      1997
                                                          (Unaudited)

Stock tender offer                                   (801,604)          0
Stock buy back                                         (6,380)          0
Proceeds from issuance of stock                         5,244      11,903
Cash dividends paid                                    (8,231)    (21,247)
Net cash (used in) provided by financing activities  (452,356)  1,164,400
Net increase (decrease) in cash                        22,261     (56,088)
Cash at beginning of period                            57,953     165,875
Cash at end of period                               $  80,214  $  109,787



See Notes to Consolidated Condensed Financial Statements.

                    ADVANTA CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        (DOLLARS IN THOUSANDS)

                          SEPTEMBER 30, 1998
                              (UNAUDITED)

Note 1) Basis of Presentation

     The unaudited consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include only normal recurring adjustments, except for items associated with the disposition of consumer credit card assets described below) required for a fair statement of financial position, results of operations, changes in stockholders' equity and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations through February 20, 1998 include the results of operations of the Company's consumer credit card business. (See Note 3.) The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Note 2) Disposition of Consumer Credit Card Assets

     Pursuant to the terms of the Contribution Agreement, dated as of October 28, 1997, as amended February 20, 1998, by and between the Company and Fleet Financial Group, Inc. ("Fleet"), the Company and certain of its subsidiaries and Fleet and certain of its subsidiaries each contributed certain assets and liabilities of their respective consumer credit card businesses to Fleet Credit Card LLC (the "LLC") in exchange for an ownership interest in the LLC (the "Fleet Transaction"). As of the consummation of the Fleet Transaction on February 20, 1998, the Company's ownership interest in the LLC was 4.99%, which is accounted for
     on the cost basis.   The Contribution Agreement provides for the
     parties to make a final determination of the transferred assets and liabilities, and the settlement procedure is currently in process. The Company retained certain immaterial assets of its consumer credit card business which are not required in the operation of such business and certain liabilities related to its consumer credit card business, including, among others, all reserves relating to its credit insurance business and any liability or obligation relating to certain consumer credit card accounts generated in specific programs which comprised a very small portion of the Company's consumer credit card receivables as of February 20, 1998. The assets and liabilities retained have been classified in other assets and other liabilities.

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

                                Three Months Ended     Nine Months Ended
                                  September 30,          September 30,
                                 1998       1997       1998         1997

     Net income/(loss)          $ 15,025   $ 42,412   $ 443,282   $  28,013
     Unrealized holding
       gain (loss), net of tax     1,448        992       2,018         232
     Cumulative translation
       adjustments                     0        (51)       (259)        257
     Comprehensive income/
       (loss)                   $ 16,473   $ 43,353   $ 445,041    $ 28,502

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

     In June 1998, the Financial Accounting Standards Board ("FASB")issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 also conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Prior to the issuance of SFAS No. 134, the Company was required to account for resulting mortgage-backed securities or other retained interests as trading securities. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998, with early application encouraged. The adoption of SFAS No. 134 is not expected to have a material effect on the Company's financial statements.

Note 5) Loan and Lease Receivables

     Loan and lease receivables on the balance sheet, including those available for sale, consisted of the following:

                                            September 30,    Dec. 31,
                                                 1998          1997

     Consumer credit cards                    $       0  $ 2,579,890
     Advanta Mortgage loans                     571,676      478,433
     Leases and business cards                  282,997      298,789
     Other loans                                 64,605       40,978
     Gross loan and lease receivables           919,278    3,398,090
     Add: Deferred origination costs,
       net of deferred fees                      10,030      116,229
     Less: Reserve for credit losses:
       Consumer credit cards                          0     (118,420)
       Advanta Mortgage loans                    (6,235)      (5,822)
       Leases and business cards                 (9,184)      (9,798)
       Other loans                               (3,734)      (3,733)
       Total                                    (19,153)    (137,773)
     Net loan and lease receivables           $ 910,155  $ 3,376,546

     Receivables and accounts serviced for others consisted of the following:

                                           September 30,   Dec. 31,
                                                1998         1997

     Receivables:
       Consumer credit cards                $         0  $ 8,664,711
       Mortgages                              6,689,717    4,635,730
       Auto loans                               193,398      194,673
       Leases                                   492,342      442,312
       Business cards                           640,468      522,688
       Total                                $ 8,015,925  $14,460,114
     Number of Accounts:
       Consumer credit cards                          0    4,529,248
       Mortgages                                105,249       74,128
       Auto loans                                20,310       19,189
       Leases                                    87,089       86,261
       Business cards                           207,945      162,285
       Total                                    420,593    4,871,111

     "Advanta Mortgage loans" include mortgage and auto loans and exclude mortgage loans which were never owned by the Company, but which the Company services for a fee ("contract servicing"). Contract servicing receivables were $7.6 billion and $9.2 billion at September 30, 1998 and December 31, 1997, respectively. The related number of accounts serviced at September 30, 1998 and December 31, 1997 were 110,099 and 130,644, respectively.

Note 6) Allowance for Credit Losses

     The following table shows the changes in the allowance for credit losses for the periods presented:

                                             Nine Months       Year
                                                Ended         Ended
                                            September 30,    Dec. 31,
                                                 1998          1997

     Balance, beginning of period             $ 137,773    $  89,184
       Current provision                         47,220      210,826
       Reserves on receivables
         (sold)/purchased, net                 (118,530)     (11,015)
       Net charge-offs                          (47,310)    (151,222)
     Balance, end of period                   $  19,153    $ 137,773

Note 7) Interest-Only Strip

     The following reflects activity in the interest-only (IO) strip:

                                                Nine Months       Year
                                                   Ended         Ended
                                               September 30,    Dec. 31,
                                                    1998          1997

     Beginning balance                            $191,868    $ 133,805
     Retained IO on sales, net                     153,481      165,303
     Mark to market adjustments                    (50,980)     (42,371)
     Additional credit reserve                           0       (4,400)
     Amortization and recourse charge-offs, net    (73,253)     (60,469)
     Ending Balance                               $221,116    $ 191,868

Note 8) Selected Balance Sheet Information

                                            September 30,    Dec. 31,
     Other Assets                                1998          1997

     Receivable from loans sold                $348,449            0
     Prepaid assets                              83,513     $131,305
     Investment in affordable housing            62,395       66,187
     Due from trustees - Advanta Mortgage loans  56,416       25,383
     Escrow advances                             49,761       31,236
     Contract mortgage servicing rights          45,920       24,546
     Accrued interest receivable                 26,178       99,167
     Current and deferred federal
       income taxes                              15,059            0
     Investments in operating leases              9,297       12,432
     Due from trustees - leases and
       business cards                             9,268        6,736
     Deferred costs                               5,807       48,332
     Goodwill                                     3,669        5,134
     Other real estate (A)                        5,652          689
     Amounts due from consumer credit card
       securitizations                                0      222,330
     Other                                       23,580      141,781
     Total other assets                        $744,964     $815,258

     (A) Carried at the lower of cost or fair market value less selling costs.

                                            September 30,    Dec. 31,
     Other Liabilities                           1998          1997

     Accounts payable and accrued expenses     $ 74,397     $101,493
     Accrued interest payable                    53,184       73,103
     Custodial liability                         65,943       30,217
     Unearned insurance premium                  19,451       17,674
     Deferred fees and other reserves            11,217       28,050
     Current and deferred federal and state
       income taxes                                   0       40,461
     Other                                       23,517       49,627
     Total other liabilities                   $247,709     $340,625

Note 9) Income Taxes

     Income tax expense is based on the estimated annual effective tax rate of 30% for the three month period ended September 30, 1998, compared to 26% tax rate for the comparable 1997 period.

     Income tax expense (benefit) consisted of the following:

                               Three Months Ended   Nine Months Ended
                                 September 30,        September 30,
                                1998      1997      1998        1997

     Current:
       Federal               $ 24,216  $ (1,079)  $ (45,651)   $ 14,732
       State                    1,937     4,232       8,566       3,893
     Total current             26,153     3,153     (37,085)     18,625
     Deferred:
       Federal                (19,843)   12,742      26,526      (7,115)
       State                      129    (1,147)       (454)     (1,769)
     Total deferred           (19,714)   11,595      26,072      (8,884)
     Total tax expense
        (benefit)            $  6,439 $  14,748   $ (11,013)   $  9,741

     The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                                  Three Months Ended   Nine Months Ended
                                    September 30,        September 30,
                                  1998       1997      1998       1997

     Statutory federal
       income tax                $ 7,484  $ 19,983  $ 151,220   $ 13,142
     State income taxes            1,343     2,006      5,273      1,380
     Insurance income                755    (2,981)    23,331     (5,177)
     Tax credits                  (2,321)   (1,346)    (6,963)    (4,075)
     162m limitation                   0         0      4,725          0
     APB 28 adjustment              (742)   (3,960)    20,506      3,617
     Transfer of consumer credit
       card business                   0         0   (209,110)         0
     Other                           (80)    1,046          5        854
     Consolidated tax
       expense                   $ 6,439  $ 14,748  $ (11,013)  $  9,741

Note 10) Debt

     Debt consisted of the following:

                                            September 30,    Dec. 31,
                                                 1998          1997

     SENIOR DEBT
     RediReserve certificates (3.77%)        $    2,806   $    3,611
     6 month senior notes (6.53%-7.00%)           4,581        3,523
     12 month senior notes (6.86%-7.33%)         49,486       51,537
     18 month senior notes (6.39%-7.42%)          6,074        6,795
     24 month senior notes (6.16%-7.48%)         32,437       33,517
     30 month senior notes (5.92%-7.56%)         13,111       14,441
     48 month senior notes (5.97%-7.79%)          8,053        8,061
     60 month senior notes (5.83%-7.93%)         19,677       21,999
     Value notes, fixed (6.85%-7.85%)             9,330       30,755
     Medium-term notes, fixed (6.40%-8.36%)     728,492      861,462
     Medium-term notes, floating (5.69%-6.43%)  183,000      238,000
     Short-term bank notes                            0       99,986
     Short-term bank notes, floating                  0      141,974
     Medium-term bank notes, fixed (6.45%-7.12%)  7,336      408,651
     Medium-term bank notes, floating                 0      260,837
     Other senior notes (6.53%-11.34%)            6,808        7,491
     Total senior debt                        1,071,191    2,192,640
     SUBORDINATED DEBT
     Subordinated notes (5.83%-11.34%)            1,614        5,754
     7% subordinated bank notes due 2003              0       49,778
     Total subordinated debt                      1,614       55,532
     Other borrowings                           114,560       52,774
     Total debt and other borrowings          1,187,365    2,300,946
     Less short-term debt & certificates       (327,780)    (809,814)
     Less other borrowings                     (114,560)     (52,774)
     Long-term debt                           $ 745,025  $ 1,438,358

     The Company's senior floating rate notes were priced based on a factor of LIBOR. At September 30, 1998, the rates on these notes varied from 5.69% to 6.43%. At September 30, 1998, the Company used derivative financial instruments to effectively convert certain fixed rate debt to a LIBOR based variable rate.


Note 11) Capital Stock

     During the third quarter of 1998, the Board of Directors authorized the repurchase shares of the Company's Class A and Class B common stock and the formation of an Employee Stock Ownership Plan ("ESOP")(see Note 12). Up to 2.5 million shares of the Company's Class A and Class B common stock will be purchased in connection with the stock repurchase program and the ESOP. At September 30, 1998, the Company had purchased approximately 89,000 Class B shares and approximately 427,000 Class A shares at a total cost of $6.4 million. Of the total shares purchased, approximately 372,000 Class A shares were purchased for the Company's newly formed Employee Stock Ownership Plan (see Note 12).

Note 12) Employee Stock Ownership Plan

     On September 10, 1998, the Company's Board of Directors authorized the formation of an Employee Stock Ownership Plan ("ESOP"), covering all employees of the Company who have reached age 21 with one year of service. During September 1998, the ESOP borrowed approximately $4.8 million from the Company (the "ESOP Loan") and used the proceeds to purchase approximately 372,000 shares of the Company's Class A common stock. The ESOP Loan is payable over 30 years. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the ESOP Loan is repaid, shares are allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Accordingly, unallocated shares are reported as unearned ESOP shares in the balance sheet. As shares of common stock acquired by the ESOP are allocated to each employee based on the repayment of the ESOP Loan, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and interest expense. ESOP compensation expense of the quarter ended September 30, 1998 was not material.


Note 13) Restructuring Charges

     During the first quarter of 1998, the Company implemented a restructuring plan to reduce corporate expenses incurred in the past to support the operations contributed in the Fleet Transaction. In connection with this plan, the Company accrued severance benefits of approximately $35 million during the first quarter, approximately $27 million of which has been classified as severance and outplacement costs associated with workforce reduction, option exercise and other employee costs associated with Fleet Transaction/Tender Offer and the balance has been classified as compensation expense. In connection with this plan approximately 255 employees who ceased to be employed by the Company are entitled to benefits, of which 190 employees were directly associated with the operations contributed to the LLC and approximately 65 employees were associated with the workforce reduction. As of September 30, 1998, the Company paid approximately $28 million of severance benefits to employees which was charged against the associated liability.

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

     During the first quarter of 1998, the Company recorded $29.8 million of charges classified as expense associated with exited business/product in connection with the aforementioned exit plans. As of September 30, 1998, the Company paid approximately $6.9 million of contractual commitments, customer benefits and termination benefits which were charged against the associated liabilities for the aforementioned exit plans.

Note 14) Assets Held for Disposal

     In connection with the Company's restructuring plan to reduce corporate expenses and the Company's efforts to exit business and product development activities previously mentioned, certain assets were identified for disposal and written down to estimated realizable value. These assets principally consisted of facility capital assets, software, intangible and other assets. In the first quarter of 1998, the Company recognized a total of $20 million of losses associated with the write-off of these assets, $11.3 million of which have been classified as expenses associated with exited business/product. The disposal of the assets is expected to be completed within the next six months.

Note 15) Net interest income

     The following presents the components of net interest income:

                                  Three Months        Nine Months
                                   Ended                 Ended
                                  September 30,       September 30,
                                1998     1997       1998       1997


Interest income
 Loans and leases            $ 28,080 $ 95,410  $  99,922  $ 224,994
 Investments                   22,224   38,231     71,116    107,051
Total interest income          50,304  133,641    171,038    332,045
Interest expense:
 Deposits                      14,016   44,143     62,747    105,337
 Other debt                    25,149   44,271     80,189    134,336
Total interest expense         39,165   88,414    142,936    239,673
Net interest income            11,139   45,227     28,102     92,372
Provision for loan losses       6,414   48,243     47,220    158,886
Net interest income after
 provision for credit losses $  4,725 $ (3,016) $ (19,118) $ (66,514)

Note 16) Earnings Per Share

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

     The following table sets forth the calculation of basic earnings per share and diluted earnings per share:

                                     Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                     1998      1997       1998       1997

Net income                        $  15,025  $  42,412  $ 443,282    $ 28,013
 less: Preferred "A" dividends            0          0       (141)       (141)
 less: Preferred "B"
   dividends, net                      (929)    (1,602)    (2,733)     (4,807)
Income available
 to common Shareholders              14,096     40,810    440,408      23,065
 less: Class A dividends
   declared                            (653)    (2,000)    (1,961)     (5,996)
 less: Class B dividends
   declared                          (1,147)    (3,435)    (3,396)    (10,302)
Undistributed Earnings            $  12,296   $ 35,375  $ 435,051    $  6,767
Shares:
 Basic: Combined                     24,482     42,875     27,880      42,750
   Class A                           10,316     18,188     11,780      18,171
   Class B                           14,166     24,687     16,100      24,579
 Options A                                4         57         10          78
 Options B                               28        526        108         611
 AMIP B                                   0        157        156         169
 Preferred B                              0      2,500      1,622           0
   Diluted: Combined                 24,514     46,115     29,776      43,608
     Class A                         10,320     18,245     11,790      18,249
     Class B                         14,194     27,870     17,986      25,359
 Earnings Per Share
   Basic: Combined(1)              $    .58   $    .95  $   15.80    $    .54
     Class A                            .57        .94      15.77         .49
     Class B                            .58        .96      15.82         .58
   Diluted: Combined(1)            $    .58   $    .92  $   14.88    $    .53
     Class A                            .56        .91      14.87         .48
     Class B                            .58        .92      14.89         .56

     (1)  Combined represents a weighted average of Class A and Class B.

     For the quarters ended September 30, 1998 and 1997 and the nine months ended September 30, 1997, 14,211 shares, 25,000 shares and 25,000 shares, respectively, of the Company's Convertible Class B Preferred Stock (SAILS) were outstanding but were not included in the computation of diluted earnings per share because they were antidilutive for that period. Options to purchase 3.0 million and 2.2 million shares of Class B common stock, respectively, were outstanding during the three months and nine months ended September 30, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than or equal to the average market price of the common shares during the applicable periods.

Note 17) Contingencies

     On June 30, 1997, purported shareholders of the Company who are represented by a group of law firms filed a putative class action complaint against the Company and several of its current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. A second, similar complaint was filed in the same court a few days later by a different group of law firms. Both complaints allege that the Company made misrepresentations in certain of its public filings and statements in violation of the Securities Exchange Act of 1934. The complaints seek damages of an unspecified amount. On
     July 10, 1998, the complaints, which had previously been consolidated, were dismissed by the Court for failing to state a claim. The plaintiffs determined not to attempt to amend their Complaints. Rather, they have appealed the District Court's decision to the United States Court of Appeals for the Third Circuit. The Company believes that the District Court's ruling will be affirmed and that the allegations in the complaints are without merit. In the opinion of management, the ultimate resolution of these complaints is not expected to have a material adverse effect on the financial position or future operating results of the Company.

     Between August 25, 1997 and December 18, 1997, the Company and certain of its subsidiaries were named as defendants in lawsuits by certain consumer credit cardholders claiming to represent consumer credit cardholders in a specific program. The class action complaints allege that consumer credit cardholder accounts in a specific program were improperly repriced to a higher percentage rate of interest. The complaints assert various
     violations  of  federal  and  state  law  with  regard  to   such
     repricings, and each seeks damages of an unspecified amount. On June 3, 1998, the Judicial Panel on multidistrict litigation ordered that all of the federal court actions be consolidated into one proceeding for pretrial purposes in the United States District Court for the Eastern District of Pennsylvania. On November 6, 1998, the Company and counsel for plaintiffs in two of the actions pending in the Superior Court of the State of Delaware entered into a Settlement Agreement and Stipulation in the Delaware State Court to settle the claims relating to the specific program referred to above. Pursuant to the Settlement Agreement and Stipulation, which is subject to Court approval, the Company will pay $7.25 million to the plaintiffs. With the exception of persons who opt-out of the settlement, once the Court grants final approval of the settlement and that approval becomes effective, all of the claims in the other lawsuits relating to the specific program referred to above will be released. While management believes the allegations are without merit, the Company recognizes the risk of continued litigation and the additional expenditure of time, energy and resources and that further defense of the actions would be potentially protracted and expensive and that settlement is desirable.

     The Company and its subsidiaries are involved in legal proceedings, claims and litigation, including those arising in the ordinary course of business. Management believes that the aggregate liabilities, if any, resulting from such actions would not have a material adverse effect on the consolidated financial position of the Company. However, as the ultimate resolution of these proceedings is influenced by factors outside of the Company's control, it is reasonably possible that the Company's estimated liability under these proceedings may change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the quarter ended September 30, 1998, the Company reported net income of $15.0 million or diluted earnings per share of $.58 for Class A and Class B shares combined. The net income for the quarter ended September 30, 1998 includes $10.1 million and $5.1 million for Advanta Mortgage and Advanta Business Services, respectively. This represents an increase of $6.0 million, or 65% from the net income of $9.2 million from Advanta Mortgage and Advanta Business Services that was reported in the second quarter of this year. Last year, the Company reported net income of $42.4 million, or diluted earnings per share of $.92 for Class A and Class B shares combined for the quarter ended September 30, 1997.

For the nine months ended September 30, 1998 the Company reported net income of $443.3 million or diluted earnings per share of $14.88 for Class A and Class B shares combined. In the same period of 1997 the Company reported net income of $28.0 million or diluted earnings per share of $.53 for Class A and Class B shares combined.

The net income for the nine month period of 1998 reflects the $536.4 million net gain on the Fleet Transaction (See Note 2 to Consolidated Condensed Financial Statements), a $62.3 million pretax charge for severance and outplacement costs associated with workforce reduction, option exercises and other employee costs associated with the Fleet Transaction / Tender Offer, a $54.1 million pretax charge for expenses associated with exited businesses and products, $42.5 million of equity securities losses and an $8.7 million pretax charge for facility impairments. Net income for Advanta Mortgage and Advanta Business Services was $22.4 million and $8.3 million, respectively. Net income for Advanta Mortgage reflects a $51.0 million pretax charge recorded to adjust the retained interest-only (IO) strips in accordance with the Company's practice of regularly reviewing its assumptions to reflect the Company's actual market experience.

This report contains forward-looking statements, including, but not limited to, projections of future earnings, that are subject to certain  risks  and uncertainties that could cause actual  results  to differ materially from those projected. Significant risks and uncertainties include: the Company's managed net interest margin; the receivables volume; the timing of the Company's securitizations; prepayment rates; the mix of account types and interest rate fluctuations; the level of delinquencies, customer bankruptcies, and charge-offs; and the amount and rate of growth in the Company's expenses. Earnings also may be significantly affected by factors that affect consumer debt, competitive pressures from other providers of financial services, the effects of governmental regulation, the amount and cost of financing available to the Company and its subsidiaries, the difficulty or inability to securitize the Company's receivables and the impact of the ratings of debt of the Company and its subsidiaries. Additional risks that may affect the Company's future performance are set forth elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and other filings with the Securities and Exchange Commission.

Gain on Sale of Receivables

Advanta Mortgage completed two securitizations with an aggregate principal balance of $1.01 billion for the quarter ended September 30, 1998. In addition, the Company sold $109 million in whole loans and increased its portfolio of loans held in off-balance sheet Commercial Paper conduit facilities by approximately $43 million. Total Advanta Mortgage sales/securitization increased 24.1% and 63.5% over the comparable three month periods ended June 30, 1998 and September 30, 1997, respectively. The increase in sales/securitizations resulted primarily from the increase in mortgages originated during this quarter. Advanta Mortgage originated $1.57 billion in new loans during the third quarter, an increase of 65.3% over the year-ago quarter and 25.8% over the second quarter of 1998.

The Company recognized $38.5 million in gains resulting from the securitization and sale of these receivables. This gain, which represents approximately 3.7% of the loans sold in this quarter, is lower than the 4.4% recognized on loans sold last quarter. The decrease in gain as a percentage of loans sold this quarter is primarily due to the mix of loans sold during this quarter. The gain realized varies for each of the Company's products and origination channels. Typically, the gain realized from loans directly originated is higher than the gain from indirect origination channels. In addition, due to the significant drop in interest rates this quarter, the hedge contracts used to manage interest rate risk between origination and sale of the loans for the current quarter generated losses of approximately $29 million. These losses served to offset the higher than normal gains that occur from the sale of loans in a decreasing rate environment. While this type of hedging activity impacts the gains recognized from securitization and sale activity, it does not impact the Company's IO Strip.

In this quarter, in accordance with the Company's practice of regularly reviewing and, where appropriate, adjusting the retained IO Strip assumptions for its experience, the Company recognized a pretax charge against third quarter earnings of $17.3 million. In the second quarter of 1998, the Company recorded a $23.9 million pretax charge to adjust the IO Strip. Prepayment rate assumptions used in valuing the Company's IO Strip were revised to 29% for fixed rate loans, 37% for intermediate rate loans and 43% for ARMs. At the end of the second quarter the prepayment assumptions were 27% for fixed rate loans, 33% for intermediate rate loans and 39% for ARMs.

The Company announced that beginning in the fourth quarter of this year, it expects to report income for its mortgage business that is essentially equal to that of a portfolio lender, rather than the front-ended income typically reported through gain on sale accounting. Since gain on sale accounting is required under generally accepted accounting principles for securitizations structured as sales, the Company will accomplish this change by increasing its use of on balance sheet funding over time and decreasing its degree of reliance on securitizations structured as sales.

Advanta Business Services recognized $12.8 million in securitization income. This includes approximately $3.6 million in gains from the securitization of $77.7 million of leases. The remainder represents gains on the sale of new business card receivables which are sold to the trust on a continuous basis to replenish the investors' interest in trust receivables which have been repaid by the cardholders.

The   FASB  is  currently  addressing  several  implementation  issues relating to SFAS No. 125. One of these issues relates to an exception SFAS No. 125 currently makes for FDIC-insured institutions. The FDIC, upon reclamation of assets from an FDIC-insured institution, would not be required to pay interest between the date of reclamation and the date of payment, which could indicate that they would not meet the isolation from creditors criterion established in SFAS No. 125. In January 1998, the FASB staff announced that it would study the issue and said that, in the interim, FDIC-insured institutions need not conclude that the FDIC receivership powers preclude sale accounting.
An exposure draft of proposed amendments is expected in late 1998, but the timing of such draft is still uncertain, and the effective date would likely not be prior to January, 1999.

Originations for Advanta Mortgage were as follows ($ in Thousands):

                        Three Months Ended       Nine Months Ended
                          September 30,            September 30,
                        1998         1997        1998         1997

Direct                $  483,290    $219,837  $1,148,580   $  614,404
Broker                   162,531      62,096     347,142      192,285
Conduit                  584,418     332,460   1,364,374      844,954
Corporate Finance        320,871     292,500     994,770      832,981
Auto                      18,593      42,633      98,052       95,883
                      $1,569,703    $949,526  $3,952,918   $2,580,507

Total third quarter originations for Advanta Mortgage increased 65.3% over the comparable 1997 period. Direct mortgage originations for the third quarter increased 119.8% and indirect mortgage originations increased 48.9% from the comparable period of the prior year. Total year-to-date originations for Advanta Mortgage increased 53.2% from the comparable nine month period of the prior year. Direct mortgage originations increased 86.9% and indirect mortgage originations increased 42.6% from the comparable period of the prior year. The increase in direct originations reflects the Company's focus on capitalizing on its direct marketing experience and centralized telemarketing and processing capabilities.

Originations for Advanta Business Services were as follows ($ in Thousands):

                        Three Months Ended       Nine Months Ended
                          September. 30,           September 30,
                          1998       1997          1998       1997

Leases                $ 95,344   $ 84,567    $  232,347  $  247,367
Business card          349,645    294,001       987,267     777,636
                      $444,989   $378,568    $1,219,614  $1,025,003

Total originations for business cards and leases increased 17.5% in the third quarter of 1998 when compared to the third quarter of 1997. Total year-to-date originations for the business cards and leases increased 19.0% from the comparable period of the prior year.

Interest Income and Expense

Interest income on receivables and investments decreased $67.0 million and $16.0 million, respectively, for the third quarter of 1998 from the same period of 1997 and interest expense decreased $49.2 million during the same comparative period. For the nine month period ended September 30, 1998 interest income on receivables and investments decreased $124.2 million and $35.9 million, respectively, as compared to the nine months ended September 30, 1997, and interest expense decreased $96.7 million during the same comparative period. The decreases in interest income and interest expense were mainly attributable to the decrease in interest bearing assets and liabilities in connection with the Fleet Transaction and Tender Offer. Also impacting interest income on receivables during the nine months ended September 30, 1998 were consumer credit card securitization transactions prior to the Fleet Transaction as well as the mix of receivables. Both periods reflect suppressed margins as a result of carrying high investment balances as a percent of owned assets.

The following tables provide an analysis of both owned and managed interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest earning assets and the average rate paid on interest bearing liabilities), and net interest margin (the difference between the yield on interest earning assets and the average rate paid to fund interest earning assets) for the three month and nine month periods ended September 30, 1998 and 1997. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                             Three Months Ended September 30,
                                 1998                      1997
                     Average              Yield/  Average              Yield/
                     Balance(1) Interest  Rate    Balance(1) Interest  Rate

On-balance sheet
Consumer credit
  cards            $        0   $     0   0.00%  $1,711,826   $68,981  15.99%
Advanta Mortgage
  loans               866,759    20,650   9.45      711,034    16,000   8.93
Leases and business
  cards               263,072     8,149  12.32      345,420    10,378  11.95
Other  loans           17,704       574  12.87       37,450     1,003  10.64
Gross receivables
  (2)               1,147,535    29,373  10.16    2,805,730    96,362  13.63
Trading
  investments         314,143     4,864   6.19            0         0   0.00
Investments(2)      1,072,933    17,394   6.45    2,697,379    38,256   5.63
Total interest
  earning assets   $2,534,611   $51,631   8.10%  $5,503,109  $134,618   9.71%
Interest-bearing
  liabilities      $2,475,703   $39,135   6.28%  $5,528,703  $ 88,414   6.35%
Net interest
  spread                                  1.82%                         3.36%
Net interest
  margin                                  1.96%                         3.33%
Off-balance sheet
Consumer credit
  cards            $        0                   $ 9,190,092
Advanta Mortgage
  loans             6,218,600                     3,522,496
Leases and
  business cards    1,117,123                       790,383
Total average securitized
  receivables      $7,335,723                   $13,502,971
Total average managed
  receivables      $8,483,258                   $16,308,701

(1) Includes assets held and available for sale and nonaccrual loans and leases.

(2) Interest and average rate for tax-free securities, loans and leases computed on a tax equivalent basis using a statutory rate of 35%.

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                              Nine Months Ended September 30,
                                 1998                         1997
                     Average              Yield/  Average              Yield/
                     Balance(1) Interest  Rate    Balance(1) Interest  Rate

On-balance sheet
Consumer credit
  cards            $  514,338  $ 23,457   6.10% $ 1,684,932  $154,490  12.26%
Advanta Mortgage
  loans               715,060    53,268   9.96      567,086    41,300   9.74
Leases and business
  cards               286,155    25,897  12.09      325,470    30,213  12.40
Other loans            15,002     1,288  11.48       28,700     2,100   9.78
Gross receivables
  (2)               1,530,555   103,910   9.08    2,606,188   228,103  11.69
Trading
  investments         120,471     5,556   6.15            0         0   0.00
Investments(2)      1,460,181    65,669   5.99    2,508,087   107,124   5.69
Total interest
  earning assets  $ 3,111,207  $175,135   7.52% $ 5,114,275  $335,227   8.75%
Interest-bearing
  liabilities     $ 3,014,661  $142,936   6.30% $ 5,124,867  $239,673   6.23%
Net interest spread                       1.22%                         2.52%
Net interest margin                       1.41%                         2.49%
Off-balance sheet
Consumer credit
  cards           $ 1,953,903                   $ 9,918,540
Advanta Mortgage
  loans             5,595,171                     3,022,539
Leases and business
  cards             1,042,220                       683,030
Total average securitized
  receivables     $ 8,591,294                   $13,624,109
Total average managed
  receivables     $10,121,849                   $16,230,297

(1) Includes assets held and available for sale and nonaccrual loans and leases.

(2) Interest and average rate for tax-free securities, loans and leases computed on a tax equivalent basis using a statutory rate of 35%.

Servicing Revenues

Servicing revenues decreased to $30.7 million for the three months ended September 30, 1998 as compared to $63.4 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, servicing revenues were approximately $113.9 million as compared to $185.5 million for the nine months ended September 30, 1997. The 1997 and first quarter 1998 amounts include consumer credit card servicing income, which activities were transferred in connection with the Fleet Transaction. The Company's contract servicing portfolio was $7.6 billion at September 30, 1998 versus $8.3 billion at June 30, 1998 and $8.9 billion at September 30, 1997. The decrease in contract servicing volume since the first quarter resulted from the previously announced withdrawal of business by certain customers who have begun servicing their own portfolios, and from higher prepayments in contract servicing portfolios.

Imputed Interest is Comprised of The Following ($ in Thousands):

                            Three Months Ended     Nine Months Ended
                               September 30,         September 30,
                              1998       1997        1998      1997

Cash received on IO        $ 29,720   $ 20,789    $ 88,936  $ 58,145
Amortization and
  charge-offs               (24,825)   (15,336)    (73,253)  (41,886)
Imputed interest, net      $  4,895   $  5,453    $ 15,683  $ 16,259

Gain on Transfer of Consumer Credit Card Business

The net gain recognized by the Company in 1998 of approximately $536.4 million represents the excess of liabilities transferred to the LLC over the net basis of the assets transferred and includes the Company's retained minority membership interest in the LLC, which at the closing date of the Fleet Transaction was a 4.99% ownership interest in the LLC valued at $20 million.

Other Revenues ($ in Thousands):

                            Three Months Ended     Nine Months Ended
                               September 30,         September 30,
                              1998      1997         1998      1997

Equity securities
  (losses)/gains           $    (50)   $(4,320)    $(43,039) $(10,035)
Mortgage other revenues       1,291        276        3,836     4,025
Leasing other revenues        5,883     12,644       17,414    30,695
Business card other
  revenues                    2,117     (2,166)       6,761    (3,108)
Insurance revenues, net          (8)    (3,342)       1,623    (8,139)
Other                           898     15,945       13,419    32,148
Total other revenues,net   $ 10,131    $19,037     $     14  $ 45,586

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

Operating Expenses

The Company's operating expenses this quarter totaled $80.2 million, or 3.7% of average managed receivables. The ratio of operating expenses to average managed receivables decreased from 3.9% last quarter due to the continued leveraging of the Company's fixed cost base. As the Company's managed portfolio continues to grow during the remainder of the year, it is expected that the ratio of operating expenses to managed receivables will be within the range of 3.6% to 3.9%

Salaries and employee benefits decreased $22.1 million for the three months ended September 30, 1998 as compared to the same period of 1997. This reduction reflects the decrease in the number of employees associated with the Fleet Transaction as well as workforce reductions and exit and disposition plans associated with business and product offerings not directly associated with the Company's mortgage and business services units.

Other Operating Expenses ($ in Thousands):


                            Three Months Ended     Nine Months Ended
                               September 30,         September 30,
                              1998      1997         1998      1997

Marketing                 $13,569     $14,277     $ 37,931  $ 37,928
Equipment expense           4,511       8,491       18,153    26,759
External processing         3,740       4,126       18,263    29,572
Credit and collection
  expense                   3,381       5,121       11,455    15,155
Occupancy expense           3,243       5,369       11,694    16,765
Telephone expense           2,361       5,450        9,811    15,667
Professional fees           1,606      13,533        8,150    29,638
Postage                     1,211       6,489        7,477    21,232
Amortization of credit card
  deferred origination
  costs, net                1,175      14,395       21,108    47,916
Credit card fraud losses      100       4,554        3,000    17,730
Other                       3,434       3,135       10,141    19,323

Total other operating
  expenses                $38,331     $84,940     $157,183  $277,685

Other operating expenses decreased $46.6 million to $38.3 million for the three months ended September 30, 1998 from $84.9 million for the three months ended September 30 1997. For the nine months ended September 30, 1998, other operating expenses decreased $120.5 million to $157.2 million from $277.7 million for the nine months ended September 30, 1997. The decreases in these expenses reflect the decrease in operating expenses resulting from the Fleet Transaction.

Provision for Credit Losses

For the third quarter of 1998 the provision for credit losses decreased to $6.4 million from $48.2 million for the same period of 1997 and charge-offs on owned receivables decreased to $5.4 million in the third quarter of 1998 from $40.0 million during the same period of 1997. For the nine months ended September 30, 1998 the provision for credit losses decreased to $47.2 million from the $158.9 million recorded for the same period of 1997. Charge-offs for the same nine month period decreased to $47.3 million in 1998 from the $116.5 million for 1997. These decreases are mainly attributable to the transfer of the consumer credit card receivables in connection with the Fleet Transaction.

Asset Quality

Managed impaired assets at September 30, 1998 decreased to $343.8 million from the $456.6 million at the comparable period of 1997. The levels of managed loans 30 days or more delinquent also decreased to $616.9 million from the $940.6 million at September 30, 1997. Impaired assets include both nonperforming assets (mortgage, auto and credit cards and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent credit cards) and accruing loans past due 90 days or more on business cards and leases. The Company charges off expected losses on all nonperforming mortgage loans generally no later than when they have become 12 months delinquent, regardless of anticipated collectibility. Lease receivables are written off no later than when they have become 120 days delinquent. All other loans are generally charged off upon the earlier of approximately 6 months or after an investigative period for bankrupt and fraudulent accounts.

The consolidated managed charge-off rate for the third quarter of 1998 was 1.4%, down from 1.5% for the second quarter of 1998 and 5.4% for the third quarter of 1997. The following represents the quarterly results by product:

                                                           Managed
                                                         Receivables
                           For the Quarter Ended           9/30/98
                     9/30/98       6/30/98     9/30/97   (In Millions)

Mortgage only         0.56%         0.61%       0.61%      $7,216
Auto                  7.11          6.54(1)     8.01          239
Business rd           5.79          6.57        3.53          778
Leases                2.29          2.26        2.92          637

(1) Reflects an impact due to the timing of auto loan charge-offs. The second quarter's rate comparable to the current quarter would be approximately 9%. However, the difference had no effect on earnings.

The charge-off rates for mortgages and leases are expected to remain relatively consistent with the third quarter 1998.The Company expects the charge-off rate for auto loans to increase moderately by the end of the year.

The allowance for credit losses is maintained for on-balance sheet receivables. This allowance is intended to cover anticipated credit losses inherent in the owned loan portfolio. With regard to securitized assets, the fair value of anticipated losses and related recourse liabilities is reflected in the calculations of gain on sale of receivables, business card and lease securitization income, retained interest only strip and other assets. Recourse liabilities are intended to cover all probable credit losses over the life of the securitized receivables.

The allowance for credit losses on a consolidated owned basis was $19.2 million or 2.2% of owned receivables at September 30, 1998 compared to $137.8 million or 4.1% of receivables at December 31, 1997 and $126.6 million or 4.8% of receivables at September 30, 1997. The percentage decrease is a result of an increase in the relative percent of secured receivables in the total loan portfolio. The decline in balance is predominately attributable to the transfer of the consumer credit card allowance in conjunction with the Fleet Transaction.

On the total managed portfolio, impaired assets were $343.8 million or 3.9% of receivables at September 30, 1998, as compared to $532.0 million or 3.0% of receivables at December 31, 1997 and $456.6 million or 2.8% of receivables at September 30, 1997. On the total owned portfolio, impaired assets were $38.6 million or 4.4% of receivables at September 30, 1998, compared to $100.6 million or 3.0% of receivables at December 31, 1997, and $74.2 million or 2.8% of receivables at September 30, 1997.

The   following  tables  provide  a  summary  of   impaired   assets,
delinquencies and charge-offs, as of and for the year-to-date periods indicated.

                                    Sept. 30,     Dec. 31,  Sept. 30,
Consolidated-Managed(1)                1998         1997      1997

Nonperforming assets (2)             $343,788   $  328,835  $272,946
Accruing loans past due
  90 days or more                          36      203,117   183,651
Impaired assets                       343,823      531,952   456,597
Total loans 30 days or more
  delinquent                          616,858    1,068,183   940,595
As a percentage of gross
  receivables:
    Nonperforming assets (2)              3.9%         1.8%      1.7%
    Accruing loans past due 90
      days or more                        0.0          1.1       1.1
    Impaired assets                       3.9          3.0       2.8
    Total loans 30 days or
      more delinquent                     6.9          6.0       5.7
Net charge-offs:
  Amount                             $213,287   $  860,098  $656,920
  As a percentage of average gross
    receivables (annualized)              2.8%         5.3%      5.4%
ADVANTA MORTGAGE LOANS - MANAGED
  Nonperforming assets (2)           $315,415   $  200,600  $152,887
  Total loans 30 days or more
    delinquent                        533,695      391,929   322,860
  As a percentage of gross
    receivables:
      Nonperforming assets (2)            4.2%         3.8%      3.3%
      Total loans 30 days or more
        delinquent                        7.2          7.4       7.1
  Net charge-offs - Mortgage Loans
    Amount                           $ 25,273   $   19,953  $ 14,172
    As a percentage of average
      receivables (annualized)             .6%          .5%       .5%
  Net charge-offs - Auto Loans       $ 13,570   $   10,212  $  4,903
    As a percentage of average
     receivables (annualized)             7.9%         7.3%      5.5%
LEASES AND BUSINESS CARDS - MANAGED
  Nonperforming assets (2)           $ 28,057   $   26,782  $ 21,123
  Impaired assets                      28,063       26,817    21,195
  Total loans 30 days or more
    delinquent                         82,550       81,675    68,502
  As a percentage of receivables:
    Nonperforming assets (2)              2.0%         2.1%      1.8%
    Impaired assets                       2.0          2.1       1.8
    Total loans 30 days or more
      delinquent                          5.8          6.5       5.7
  Net charge-offs - Leases
    Amount                           $ 11,532   $   15,074  $ 10,954
    As a percentage of average
      receivables (annualized)            2.6%         2.7%      2.7%
  Net Charge-offs - Business Cards
    Amount                           $ 32,959   $   18,928  $ 11,783
    As a percentage of average
      receivables (annualized)            6.0%         3.9%      3.4%

(1)  Includes consumer credit cards through February 20, 1998.

(2) Nonperforming assets include mortgage, auto and credit cards and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent credit cards.

                                    Sept. 30,     Dec. 31,  Sept. 30,
Consolidated-Owned(1)                 1998         1997       1997

Allowance for credit losses          $ 19,153     $137,773  $126,611
Nonperforming assets (2)               38,561       51,149    37,079
Accruing loans past due
  90 days or more                          36       49,458    37,116
Impaired assets                        38,597      100,607    74,195
Total loans 30 days or more
  delinquent                           60,928      201,891   159,244
As a percentage of gross receivables:
  Allowance for credit losses             2.2%         4.1%      4.8%
  Nonperforming assets (2)                4.4          1.5       1.4
  Accruing loans past due 90 days
    or more                                .0          1.5       1.4
  Impaired assets                         4.4          3.0       2.8
  Total loans 30 days or more
    delinquent                            7.0          5.9       5.9
Net charge-offs:
  Amount                              $47,310     $151,222  $116,471
  As a percentage of average gross
   receivables (annualized)               4.1%         5.6%      5.9%
ADVANTA MORTGAGE LOANS - OWNED
  Allowance for credit losses         $ 6,235     $  5,822  $  5,554
  Nonperforming assets (2)             30,858       23,234    11,279
  Total loans 30 days or more
    delinquent                         42,267       42,916    33,862
  As a percentage of gross receivables:
   Allowance for credit losses            1.1%         1.2%       .1%
   Nonperforming assets (2)               5.4          4.9       1.9
   Total loans 30 days or more
     delinquent                           7.4          9.0       5.8
  Net charge-offs - Mortgage:
   Amount                             $ 2,469     $  2,310  $  1,750
   As a percentage of average gross
     receivables (annualized)              .5%          .4%       .5%
  Net charge-offs - Auto:
   Amount                             $ 5,697     $  3,524  $  1,692
   As a percentage of average gross
     receivables (annualized)            15.8%         5.8%      4.5%
LEASES AND BUSINESS CARDS - OWNED
  Allowance for credit losses         $ 9,184     $  9,798  $ 10,741
  Nonperforming assets (2)              7,387        6,705     6,496
  Impaired assets                       7,393        6,740     6,568
  Total loans 30 days or more
    delinquent                         18,048       17,799    17,416
  As a percentage of receivables:
   Allowance for credit losses            3.3%         3.3%      2.8%
   Nonperforming assets (2)               2.6          2.2       1.7
   Impaired assets                        2.6          2.3       1.7
   Total loans 30 days or more
     delinquent                           6.4          6.0       4.5
  Net charge-offs - Leases:
   Amount                             $ 3,030     $  2,170  $  1,804
   As a percentage of average
     receivables( annualized)             2.9%         1.5%      1.7%
Net charge-offs - Business Cards:
  Amount                              $ 7,836     $  6,198  $  3,990
  As a percentage of average gross
    receivables (annualized)              7.1%         3.3%      3.0%

(1)  Includes consumer credit cards through February 20, 1998.

(2) Nonperforming assets include mortgage, auto and credit cards and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent credit cards.

Costs and Expenses Associated With Fleet Transaction/Tender Offer

Pursuant to the Tender Offer, the Company purchased 7,882,750 shares of its Class A Common Stock and 12,482,850 of its Class B Common Stock at $40 per share net, and 1,078,930 of its SAILS Depositary Shares at $32.80 per share, net. Contingent on the Fleet Transaction, the Company accelerated vesting of 43.15% of outstanding options that were not vested at the time of the closing of the Fleet Transaction. In connection with the Tender Offer, present and former directors and employees who held exercisable options to purchase Class A and Class B Common Stock tendered such options in lieu of first exercising such options and tendering the underlying stock. The Company used approximately $850 million (before taking into account the exercise price of options) to repurchase the shares in the Tender Offer. In addition, the Company also amended the terms of options granted to employees who became employees of the LLC or whose employment with the Company was otherwise terminated in connection with the Fleet Transaction (the "Affected Employees") to extend the post-employment exercise period. Although, there was a charge to earnings associated with this amendment, there was no net impact to capital in connection with this amendment. The Company also canceled options issued to certain members of the Board of Directors and replaced the canceled options with stock appreciation rights.

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

Expense Associated With Exited Business/Products

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

Liquidity and Capital Resources

The Company's goal is to maintain an adequate level of liquidity, for both long- and short-term needs, through active management of both assets and liabilities. During the first nine months of 1998, the Company, through its subsidiaries, securitized approximately $3.7 billion of Advanta Mortgage loans and $.4 billion of business card and lease receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future mortgage loan and business card and lease receivable growth. At September 30, 1998, the Company had approximately $.8 billion of loan and lease receivables and $.6 billion of investments available for sale which could be sold to generate additional liquidity.

The Company's funding strategy for 1998 relies heavily on the cash, cash equivalents and investments as well as deposit gathering activity at both Advanta National Bank ("ANB") and Advanta Bank Corp. ("ABC", formerly Advanta Financial Corp. ("AFC")). As a result of the Fleet Transaction, approximately $1.3 billion in cash, cash equivalents and investments which had previously been held by the Company in connection with its consumer credit card business was no longer required in such business and became available for general corporate purposes. The Company used approximately $850 million of such amount (before taking into account the exercise price of options) to purchase 7,882,750 shares of its Class A Common Stock, 12,482,850 of its Class B Common Stock, and 1,078,930 of its SAILS Depositary Shares through the Tender Offer which was completed on February 20, 1998.

After paying down approximately $170 million in long-term debt, the Company closed the third quarter of 1998 with unrestricted cash, cash equivalents and marketable securities of approximately $400 million at the Parent company level and $485 million at the Company's two banks and equity, including capital securities, was approximately $667 million. Beginning in the fourth quarter of this year, the Company will increase the use of on balance sheet funding over time and decrease its degree of reliance on securitizations structured as sales. This will include greater use of deposit funding through the Company's two banks and the use of other funding sources which are accounted for as debt.

Advanta Mortgage Corp. USA and its subsidiaries and ANB are parties to secured credit facilities. These warehouse lines and Commercial Paper conduit facilities had $721 million available at September 30, 1998. In addition, Advanta Business Services and its subsidiaries are parties to Commercial Paper conduit facilities. These facilities had $160 million available at September 30, 1998.

As of September 30, 1998 ANB's total deposits were $1.13 billion after a significant portion of its deposits were contributed to the LLC in the first quarter of this year in connection with the Fleet Transaction, and ABC, a Utah state-chartered, FDIC-insured industrial loan corporation had total deposits of $153.1 million. Total deposits increased approximately $400 million and $13 million for ANB and ABC, respectively, from June 30, 1998.

ANB's combined Tier I and Tier II capital ratio at September 30, 1998 was 12.29%. At December 31, 1997, the combined Tier I and Tier II capital ratio was 16.39% for ANB. ABC's combined Tier I and Tier II capital ratios were 20.79% and 17.99% at September 30, 1998 and December 31, 1997, respectively. In each case, ANB and ABC met the requirements of the Office of the Comptroller of the Currency and FDIC, respectively, and qualified as well-capitalized.

During May of 1998, ANB offered to repurchase its outstanding Bank Notes that were not assumed by the LLC in connection with the acquisition of the Company's consumer credit card business by Fleet and certain of its affiliates. ANB repurchased $93.4 million of Bank Notes; $7.4 million of Bank Notes that were not tendered remain outstanding.

In June of 1998, ANB retained $445 million of Advanta Mortgage Loan Trust 1998-2 securities to be held in its trading portfolio. This decision was consistent with ANB's liquidity management objectives and its high levels of liquidity. By holding these securities, ANB receives an attractive yield and maintains flexibility for future funding requirements. In August 1998, ANB sold approximately $257 million of these securities.

During the third quarter of 1998, the Board of Directors authorized the repurchase of shares of the Company's Class A and Class B common stock and the formation of an Employee Stock Ownership Plan ("ESOP"). Up to 2.5 million shares of the Company's Class A and Class B common stock will be purchased in connection with the stock repurchase program and the ESOP.

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

The Company has measured its interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques (see Note 15 to Consolidated Condensed Financial Statements). The Company estimates that its net interest income over a twelve month period would approximately increase or decrease by 1.0%, respectively, if interest rates were to rise or fall by 200 basis points. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

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

In addition to interest rate risk, the Company has other financial instruments, namely capitalized servicing rights and interest-only strips, that are subject to prepayment risk. Prepayments are principal payments received in excess of scheduled principal payments. Prepayments generally result from entire loan payoffs due largely to refinancing a loan or selling a home. Actual or anticipated prepayment rates are expressed in terms of a constant prepayment rate ("CPR"), which represents the annual percentage of beginning loan balances that prepay. To a degree, prepayment rates are related to market interest rates and changes in those interest rates. The precise relationship between them, however, is not known at this time. Accordingly, the Company believes it is more relevant to disclose the fair value sensitivity of these instruments based on changes in prepayment rate assumptions rather than based on changes in interest rates.

The Company's capitalized servicing rights and interest only strips derive from both fixed and variable rate loans, the majority of which are fixed. Fixed and variable rate loans are currently prepaying at different rates and are expected to continue this behavior in the future. The Company has estimated the impact on the fair value of these assets assuming a change on prepayments of 2.9% CPR for fixed rate loans and 3.6% CPR for variable rate loans. These changes in prepayment assumptions could result in a $26 million change in fair value. In addition, changes in the interest rate environment generally affect the level of loan originations. Prepayment assumptions are not the only assumptions in the fair value calculation, but they are the most influential. Other key assumptions are not directly impacted by market forces as defined earlier. The above prepayment scenarios do not reflect management's expectation regarding the future direction of prepayments, and they depict only two possibilities out of a large set of possible scenarios.

The Company currently has securities in a trading portfolio for liquidity purposes (see Liquidity and Capital Resources). The Company estimates that the value of these securities would not materially change assuming a 10% change in market-based investment yields.

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

As of September 30, 1998 and December 31, 1997, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.

The following table summarizes by notional amounts the Company's derivatives instruments as of September 30, 1998 and December 31, 1997 ($ in thousands):

                                                        Estimated
                                                        Fair Value
                                                        Sept. 30,
                              Sept. 30,     Dec. 31,   1998 Asset/
                                 1998         1997     (Liability)

Interest rate swaps          $2,046,971   $2,111,711    $  (208)
Interest rate options:
Caps written                    298,052    1,018,781        (76)
Caps purchased                  298,052      328,781         76
Forward contracts             1,311,000      400,437     (6,511)
                             $3,954,075   $3,859,710    $(6,719)

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

Year 2000 Readiness Disclosure

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results on or after the Year 2000. The "Year 2000 Issue" affects computer and information technology ("IT") systems, as well as non-IT systems which include embedded technology such as micro-processors and micro-controllers (or micro-chips) that have date sensitive programs
that  may  not  properly recognize the year 2000 or  beyond.   If  the
systems and products used by the Company are not properly equipped to identify and recognize the year 2000, the Company's IT systems and non-IT systems could fail or create erroneous results. This could cause
the   Company   to  experience  a  temporary  inability   to   process
transactions, originate loans or leases, service the loans of third parties and engage in other normal business activities. Under these circumstances, the Year 2000 Issue could have a material adverse effect on the Company's products, services, operations and financial results.

In connection with the Year 2000 Issue, the Company has organized a separate Year 2000 Project Office (the "Project Office") managed by a team led by a senior information technology manager to assess whether the computer systems and applications used by the Company are Year 2000 compliant and to implement appropriate responses in the event any of such systems and applications are not compliant. The Project Office has developed standards for its work based on work of leading authorities in the field. The Project Office reports to the Company's Year 2000 Steering Committee which consists of the head of each of the Company's business units, the corporate General Counsel, the corporate Senior Vice President of Administration and other key members of corporate senior management. In addition, the Company's internal Audit Department has assigned a senior information technology auditor to monitor all Year 2000 issues and developments for the Audit Committee of the Company's Board of Directors. The Company has also engaged independent consultants to assist in the verification and validation processes to assure the reliability of the Company's risk and cost estimates.

The Company is proceeding to implement a Year 2000 compliance program in accordance with applicable guidelines and regulations of the Federal Financial Institutions Examination Council ("FFIEC") as adopted by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). The Company's compliance program consists of the following phases:

  Awareness           Define  the  scope  of the  Year  2000  problem.
                      Establish a Year 2000 project team.  Develop  an
                      overall  strategy  to  address  the  Year   2000
                      problem. Identify all IT and non-IT systems that may be affected by the Year 2000 Issue.

  Assessment          Assess the size and complexity of the Year  2000
                      Issue.  Evaluate whether IT and  non-IT  systems
                      are   Year   2000   compliant.    Identify   and
                      prioritize "mission-critical" systems.

  Renovation          Remediate or replace systems that are  not  Year
                      2000 compliant.

  Validation          Testing  of  systems to validate that  they  are
                      Year 2000 compliant.

  Contingency         Develop options in the event that  any  or
  Planning            all  of the IT and non-IT  systems fail or cannot
                      be made  Year 2000 compliant.

  Implementation      Certify  that  systems are Year 2000  compliant.
                      Implement   contingency  plans  for   any   non-
                      compliant system.

The Company has completed the Awareness and Assessment phases, and is currently in the Renovation, Validation and Contingency Planning phases of its Year 2000 compliance program with respect to both IT and non-IT systems. Each of the Company's business units has completed the evaluation of its systems, applications and vendor lists, including identifying and prioritizing "mission-critical" systems, and is implementing project plans to modify existing computer programs, convert to new programs or replace systems to the extent necessary to address the Year 2000 Issue. The Company is also providing customer awareness training for customer-centered employees which will equip them to respond to customer inquiries about the Company's Year 2000 readiness. The Company expects that testing of its internal mission-critical systems and the development of contingency plans will be substantially complete by the end of 1998.

The  Company  has  identified its significant business  relationships,
including   without limitation vendors, customers and asset management and funding counterparties, to assess the potential impact on the Company's operations if those third parties and/or their products or systems fail to become Year 2000 compliant in a timely manner.
The Company is mailing questionnaires to third parties with which it maintains a significant business relationship to help identify which of those third parties and/or their products or systems will not be Year 2000 compliant. In addition, the Company reviews Internet websites to monitor and assess the level of Year 2000 compliance of vendors, suppliers and other third parties. Risk assessments, action steps and contingency plans related to significant third party relationships are expected to be complete within the time frames established by the FFIEC guidelines as adopted by the OCC and FDIC. Non-compliant products are being evaluated for remediation, replacement or retirement. To date, the Company is not aware of any material third party business relationship, product or system with a Year 2000 problem that management believes would have a material adverse effect on the Company. However, there can be no assurance that the systems and products used by outside service providers or other third parties upon which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The   Company's  Year  2000  compliance  program  also  includes   the
development  of  contingency plans for each of the Company's  business units  in  the  event that remediation or replacement  plans  are  not
successfully  implemented.   The contingency  plans  are  designed  to
protect  its  business  and  operations  from  business  interruptions related  to  the Year 2000 Issue and, by way of example,  may  include back-up  procedures  or  the identification of alternative  suppliers,
where  practical.   Each of the Company's business  units  is  in  the
process of developing its contingency plans. Many of the functions performed by the products and systems used by the Company, which operate automatically, can be performed manually. Consequently, in the event these products or  systems experience isolated failures as a result of the
Year  2000 problem,  the disruption caused by such isolated failures should not
have  a  material  adverse effect on the Company.   There  can  be  no
assurances, however, that any of the Company's contingency plans will be sufficient to anticipate or address all of the problems or issues that may arise.

The Company has established a budget of approximately $9.4 million  in
1998, and $11.5 million in 1999, including capital expenditures, to address
the Year 2000 Issue.   This budget  includes approximately $2.8 million
and $2.5 million for 1998 and 1999, respectively, to cover the costs associated with diverted personnel. Of the total budget, the Company has allocated approximately $1.0 million in 1998 and $8.5 million in 1999
for contingencies.   Based on current information, the Company  believes
that the budget will be sufficient to cover its expenditures associated with the Year 2000 Issue. As of September 30, 1998, exclusive of costs associated with diverted personnel, the Company has spent approximately
$2.5 million in operating expenses and approximately $550,000 in capital expenditures. Funding for the project is being provided out of operating revenues. The Company notes that GAAP generally requires that the costs of becoming Year 2000 compliant, including without limitation modifying computer software or converting to new programs, be charged to expense as they are incurred. Therefore, except for the cost of replacement systems or other items that have a future use, the Company will expense the cost of the Year 2000 project as incurred. The Company has deferred development on selected business systems due to Year 2000 priorities.
These deferrals are not expected to have a material effect on the financial condition and results of operations of the Company.

The   Company  believes  that  the  Year  2000  Issue  will  not  pose significant operational problems for it and will not have  a  material adverse effect on its future financial condition, liquidity or results of operations during 1998 and in future periods. The projected costs and expenditures and project completion dates are based on management's best estimates, are subject to the performance of third parties over which the Company has no control and may be updated from time to time as additional information becomes available. This section discussing Year 2000
issues   contains   forward-looking  statements.   See "Overview".

                      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On June 30, 1997, purported shareholders of the Company who are represented by a group of law firms filed a putative class action complaint against the Company and several of its current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. A second, similar complaint was filed in the same court a few days later by a different group of law firms. Both complaints allege that the Company made misrepresentations in certain of its public filings and statements in violation of the Securities Exchange Act of 1934. The complaints seek damages of an unspecified amount. On July 10, 1998, the complaints,
which  had   previously been consolidated, were dismissed  by  the
Court for failing to state a claim. The plaintiffs determined not to attempt to amend their Complaints. Rather, they have appealed the District Court's decision to the United States Court of Appeals for the Third Circuit. The Company believes that the District Court's ruling will be affirmed and that the complaints are without merit.

On August 25, 1997, a purported consumer credit cardholder of the Company instituted a putative class action complaint against the Company and certain of its subsidiaries in Delaware Superior Court for
New  Castle County.  Subsequently, on September 8, 10, and 12, October
2, November 7 and 12, and December 2, 10, 15 and 18 (2 cases), 1997, similar actions were filed in Orange County California Superior Court,
the  United  States  District  Court  for  the  Eastern  District   of
Tennessee, Delaware Superior Court, the Circuit Court of Covington County, Alabama, the United States District Court for the Northern District of California, the United States District Court for the Central District of California, the United States District Court for
the Eastern District of Pennsylvania, the District Court of Bexar County, Texas, the United States District Court for the Northern District of Texas, the United States District Court for the District
of  New Jersey and the Circuit Court of the Ninth Judicial Circuit  in
and  for  Orange  County,  Florida, respectively.   The  class  action
complaints allege that consumer credit cardholder accounts in a specific program were improperly repriced to a higher percentage rate of  interest.  The complaints assert various violations of federal and state law with regard to such repricings, and each seeks damages of an unspecified amount. On June 3, 1998, the Judicial Panel on multidistrict litigation ordered that all of the federal court actions be consolidated into one proceeding for pretrial purposes in the United States District Court for the Eastern District of Pennsylvania. On September 3, 1998, a tag-along action was filed in the United States
District Court for the Eastern District of Tennessee.  Effective
October 30, 1998, the tag-along action was consolidated into the consolidated multidistrict proceeding. On November 5, 1998, the Company and counsel for plaintiffs in two of the actions pending in the Superior Court of the State of Delaware entered into a Settlement Agreement and
Stipulation   in the Delaware State Court to settle the claims  relating to the specific program referred to above. Pursuant to the Settlement Agreement and Stipulation, which is subject to Court approval, the Company will pay $7.25 million to the plaintiffs. With the exception of persons who opt-out of the settlement, once the Court grants final approval of the settlement and that approval becomes effective, all the claims in the other lawsuits relating to the specific program referred to above will be released. While management believes the allegations are without merit, the Company recognizes the risk of continued litigation and the additional expenditure of time, energy and resources and that further defense of the actions would be potentially protracted and expensive and that settlement is desirable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)    Exhibits  The following exhibits are  being  filed
                           with this report on Form 10-Q.


Exhibit
Number           Description of Document

  4 Amendment No. 2, dated as of September 10, 1998, to the Rights Agreement dated as of March 14, 1997, as amended, by and between the Company and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Amended Registration on Form 8-A/A, dated September 23, 1998).

 12              Computation of Ratio of Earnings to Fixed Charges.

 27              Financial  data schedule incorporated by reference to
                 Exhibit 27 to the Company's Current Report on Form 8-K October 27, 1998 filed the same date.

(b)              Reports on Form 8-K.

(b)(1) A Current Report on Form 8-K, dated October 27, 1998 was filed by the Company setting forth the financial highlights of the Company's results of operations for the period ending September 30, 1998.

(2) A Current Report on Form 8-K, dated August 27, 1998 was filed by the Company relating to the announcement by the Company of a stock repurchase program.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   Advanta Corp.
                                   (Registrant)

November 15, 1998                  By /s/Philip M. Browne
                                      Senior Vice President and
                                      Chief Financial Officer

November 15, 1998                  By /s/John J. Calamari
                                      Vice President, Finance and
                                      Principal Accounting Officer

                             EXHIBIT INDEX

Exhibit   Description

     2    Inapplicable

     3    Inapplicable

     4 Amendment No. 2, dated as of September 10, 1998, to the Rights Agreement dated as of March 14, 1997, as amended, by
          and   between   the  Company  and  ChaseMellon   Shareholder
          Services, L.L.C. as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Amended Registration on Form 8-A/A, dated September 23, 1998).



     10   Inapplicable

     11   Inapplicable

     12   Computation of Ratio of Earnings to Fixed Charges

     15   Inapplicable

     18   Inapplicable

     19   Inapplicable

     22   Inapplicable

     23   Inapplicable

     24   Inapplicable

     27   Financial Data Schedule

     99   Inapplicable