Form 10-K
period 1998-12-31
ADVANTA CORP
filed 1999-03-31
CIK 96638

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                          COMMISSION FILE NO. 0-14120

                                 ADVANTA CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                            23-1462070
            (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
                  OF ORGANIZATION)                                   IDENTIFICATION NO.)

        WELSH & MCKEAN ROADS, P. O. BOX 844,
             SPRING HOUSE, PENNSYLVANIA                                     19477
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 657-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

    $89,443,466 as of March 18, 1999 which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the Company (however, this does not constitute a representation or acknowledgment that any of such individuals is an affiliate of the Registrant).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 18, 1999 there were 10,467,548 shares of the Registrant's Class A Common Stock, $.01 par value, outstanding and 16,351,480 shares of the Registrant's Class B Common Stock, $.01 par value, outstanding.

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

DOCUMENT                                                         FORM 10-K REFERENCE
--------                                                         -------------------
Definitive Proxy Statement relating to the Registrant's 1999    Part III, Items 10-13
Annual Meeting of Stockholders, to be filed pursuant to
Regulation 14A not later than 120 days following the end of
the Registrant's last fiscal year, and referred to herein as the "Proxy Statement".

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Advanta Corp. and its subsidiaries (the "Company," the "Registrant" or "Advanta") provide consumers and small businesses with innovative products and services via direct and indirect, cost effective delivery systems. In 1998, the Company's business consisted primarily of originating and servicing mortgages, business credit cards, small-ticket equipment leases, credit insurance and deposit products. The Company utilizes customer information attributes including credit assessments, usage patterns and other characteristics enhanced by proprietary information to match customer profiles with appropriate products. At year-end 1998 managed assets totaled $12.4 billion and an additional $8.3 billion in assets were serviced for third parties.

     On February 20, 1998, Advanta Corp. and certain of its subsidiaries contributed substantially all of the assets of its consumer credit card business to a newly formed Rhode Island limited liability company, Fleet Credit Card, LLC (the "LLC") controlled by Fleet Financial Group, Inc. ("Fleet"). Subsequently, Fleet Credit Card Services, LP ("Fleet LP"), a limited partnership became the successor in interest to the LLC (references herein to the "LLC" include Fleet LP as the successor in interest to the LLC). In the transaction (the "Fleet Transaction"), completed under the terms of a Contribution Agreement between Advanta Corp. and Fleet dated as of October 28, 1997, as amended February 20, 1998 (the "Contribution Agreement"), each of Advanta Corp. and certain of its subsidiaries and Fleet and certain of its subsidiaries contributed substantially all of the assets of their respective consumer credit card businesses, subject to liabilities, to the LLC. Advanta Corp. acquired a minority interest in the LLC of 4.99% at the date of the closing of the Fleet Transaction.

     Following the Fleet Transaction, the Company continues to operate its mortgage, business credit card, leasing services and insurance businesses, including its depository institutions, Advanta National Bank ("ANB") and Advanta Bank Corp. ("ABC"). In addition, the Company retained certain non-material assets of its consumer credit card business which are not required in the operation of such business and certain liabilities related to its consumer credit card business, including, among others, all reserves relating to its credit insurance business and any liability or obligation relating to certain consumer credit card accounts generated in specific programs which comprise a very small portion of the Company's consumer credit card receivables. Subsequent to the consummation of the Fleet Transaction, certain interim services were to be provided by each of the Company and Fleet to the other in accordance with the terms of the Contribution Agreement.

     The Company was incorporated in Delaware in 1974 as Teachers Service Organization, Inc., the successor to a business originally founded in 1951. In January 1988, the Company's name was changed from TSO Financial Corp. to Advanta Corp. The Company's principal executive office is located at Welsh & McKean Roads, P.O. Box 844, Spring House, Pennsylvania 19477-0844. The Company's telephone number at its principal executive office is (215) 657-4000. References to Advanta or the Company in this Report include its consolidated subsidiaries unless the context otherwise requires.

ADVANTA MORTGAGE

     Advanta Mortgage, a business unit of Advanta, capitalizes on numerous niche opportunities in the home equity industry by offering a broad range of services to consumers, brokers and other originators of home equity loans throughout the country. Advanta Mortgage originates, purchases, securitizes, and services non-conforming credit first and second lien home equity loans, and home equity lines of credit, directly through subsidiaries of Advanta, including ANB, ABC and Advanta Mortgage Corp. USA ("AMCUSA").

     Loan production is generated through multiple distribution channels. Home equity loans and home equity lines of credit are originated directly from consumers using targeted direct mail and direct response television and radio techniques, and through a branch office system ("Advanta Finance") consisting of 57 branches throughout the country. First and second home equity loans are also originated through a broker network, correspondent relationships and purchases from other financial institutions. In 1998, loans originated and purchased by Advanta Mortgage amounted to $5.3 billion compared to $3.7 billion in 1997.

     In addition to servicing and managing the loans it originates, Advanta Mortgage contracts with third parties to service their home equity loans on a subservicing basis. Advanta Mortgage's portfolio of third party loans serviced for a fee totaled $8.3 billion at year-end 1998, compared to $9.2 billion at year-end 1997. The Company bears no risk of credit loss on this portfolio. Subserviced loans are not included in the Company's managed portfolio of receivables.

     During 1998, Advanta Mortgage funded the loans it originated and purchased primarily through securitizations. In a securitization, Advanta Mortgage typically sells receivables to a trust for cash while retaining an interest in the loans securitized. The cash purchase price is generated through an offering of pass-through certificates by the trust. The purchasers of the pass-through certificates are generally entitled to the principal and a portion of the interest collected on the underlying loans while Advanta Mortgage retains the servicing and an interest-only strip. Accordingly, Advanta Mortgage securitizations typically result in the removal of the related mortgage loans from the Company's balance sheet for financial and regulatory accounting purposes. The retained interest-only strip represents the remaining interest collected from the borrowers on the underlying loans after the payment of pass-through interest to the certificate holders and the payment of a servicing fee to AMCUSA in its role as servicer and is partially offset by the estimated fair value of the Company's recourse obligation for anticipated charge-offs. During 1998, $4.9 billion of Advanta Mortgage loans were securitized and sold compared to $3.4 billion in 1997. "Advanta Mortgage loans" include home equity and auto loans and exclude loans which were never owned by the Company, but which the Company services for a fee ("contract servicing" or "subservicing").

     The cash flows from the interest-only strips are received over the life of the loans. However, in accordance with generally accepted accounting principles ("GAAP"), Advanta Mortgage recognizes a gain at the time of the sale equal to the excess of the fair value of the assets obtained, principally cash, over the allocated cost of the assets sold and transaction costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 to the Consolidated Financial Statements. Cash flows from the interest-only strip are first used to accelerate principal payments to investors to build up over-collateralization in the trust to a certain level, after which amounts are remitted to the Company. Other basic sources of income to Advanta Mortgage are net interest income on loans outstanding and loan servicing income, including subservicing of loans which are never owned by the Company.

     On October 27, 1998, Advanta announced that beginning in the fourth quarter of 1998, it would report income for Advanta Mortgage that is essentially equal to that of a portfolio lender. Since gain on sale accounting is required under generally accepted accounting principles for securitizations structured as sales, the Company has begun to accomplish this change by increasing its use of on-balance sheet funding. Over time, the Company expects to decrease its reliance on securitizations structured as sales and increase its use of deposits at ANB and ABC and secured borrowings, including borrowings from other financial institutions, to fund its mortgage loans.

     Advanta Mortgage's managed portfolio of receivables includes owned loans and the loans it services in which it retains an interest. At December 31, 1998, Advanta Mortgage's owned loans receivables totaled $838 million while total managed receivables were $8.3 billion. In contrast to the subserviced loans described above, the performance of the managed portfolio, including loans securitized by the Company, can materially impact the Company's ongoing income. See Note 1 to Consolidated Financial Statements. At December 31, 1998, the total serviced portfolio, including the "subserviced" portfolio, was $16.6 billion compared to $14.5 billion at December 31, 1997.

     Approximately 92% of the managed mortgage loan portfolio is secured by first lien position loans and the balance is secured by second lien position loans. Approximately 65% of the managed portfolio is comprised of fixed rate loans. The remainder represents intermediate rate loans which bear interest at a fixed rate for a period of two to three years and an adjustable rate thereafter and adjustable rate loans. The following table shows the geographic distribution by state for the top five states of total managed and non-performing Advanta Mortgage loans at December 31, 1998.

                                                                                              PERCENT
                                                                                PERCENT       OF NON-
                                    ADVANTA                      PERCENT OF     OF NON-      PERFORMING
                                    MORTGAGE        TOTAL        PORTFOLIO     PERFORMING     TO TOTAL
($ IN MILLIONS)                      LOANS      NONPERFORMING     BY STATE      BY STATE       LOANS
-------------------------------------------------------------------------------------------------------
California                          $1,049.1       $ 39.1           12.7%         10.4%          0.5%
Michigan                               774.2         28.1            9.3           7.5           0.3
Pennsylvania                           442.9         20.5            5.3           5.5           0.2
Florida                                430.9         25.3            5.2           6.8           0.3
Ohio                                   422.2         20.7            5.1           5.5           0.3
Other                                5,165.9        241.8           62.4          64.3           2.9
-------------------------------------------------------------------------------------------------------
          TOTAL                     $8,285.2       $375.5          100.0%        100.0%          4.5%
-------------------------------------------------------------------------------------------------------

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

     Advanta Mortgage also engages in the indirect financing of automobile purchases by consumers in the near-prime market to borrowers who have experienced credit problems, are attempting to re-establish credit, may not yet have sufficient credit history or do not wish to deal with traditional sources of financing.

     In 1998, approximately 57% of the Company's total revenues, net of credit losses and excluding the gain on the transfer of the consumer credit card business pursuant to the Fleet Transaction, were derived from Advanta Mortgage.

ADVANTA BUSINESS SERVICES

     Advanta Business Services, a business unit of Advanta ("ABS" or "business loans and leases"), offers flexible lease financing programs on small-ticket equipment and MasterCard(R)* business credit cards to small businesses. MasterCard licenses banks and other financial institutions, such as Advanta Bank Corp., to issue business credit cards using its trademark and to utilize its interchange network. ABS is one of the nation's leading providers of these products to small businesses.

     The commercial equipment leasing business is generated primarily through third party referrals from manufacturers or distributors of equipment as well as independent brokers. Most contact with these referral sources is made from ABS's headquarters using extensive direct marketing operations. These operations include a staff of telephone sales representatives who are assigned to specific industries, and are backed by the Company's direct mail marketing program. Additional business is also generated from direct contact with customers through these same channels.

     The primary markets of the leasing business include office machinery, security systems and computers. ABS also has expanded its presence into additional market segments. Additionally, ABS has expanded its National Accounts program which seeks referral business from larger distributors and manufacturers. Managed lease receivables at December 31, 1998 totaled approximately $670 million, an increase of approximately $70 million from year end 1997.

     The managed portfolio of the business credit card operation grew from approximately $663 million at December 31, 1997 to $815 million as of December 31, 1998. Direct marketing techniques, primarily direct

---------------

* MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.

mail to prospective customers, are the source of new accounts. This marketing program is the result of extensive and ongoing testing of various campaigns, with the success of each campaign measured by both the cost of acquisition of new business and the credit performance of the resulting business. The "Advanta Business Card" is marketed by ABS and issued by its affiliate, ABC (see "Depository Institutions").

     In 1998, approximately 20% of the Company's total revenues, net of credit losses and excluding the gain on the transfer of the consumer credit card business pursuant to the Fleet Transaction, were derived from Advanta Business Services.

ADVANTA INSURANCE COMPANIES

     Advanta's insurance subsidiaries ("Advanta Insurance") make available, through unaffiliated insurance carriers, specialty credit related insurance products and services to Advanta's existing customer base. The focus of these products is on the customers' ability to repay their debt in the event of certain circumstances. These products include a combined credit life, disability and unemployment program, an accidental death program and equipment insurance. Enrollment in these programs is achieved through Advanta's direct mail or telemarketing distribution channels. In consideration, the lending subsidiary of Advanta that extends the loan to Advanta's customers receives, as an expense reimbursement, a percentage of insurance premiums collected by the unaffiliated insurance carriers.

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

     Through a strategic alliance formed in 1996 with Progressive Casualty Insurance Company ("Progressive"), Advanta Insurance is providing its direct marketing expertise to market Progressive's automobile insurance policies nationwide. As part of the alliance, Advanta Insurance and Progressive entered into a quota share reinsurance agreement that provides that Advanta's insurance subsidiary assumes 50% of all risks and expenses on automobile policies written by Progressive under the insurance programs being marketed. Generally, automobile policies underwritten by Progressive provide for automobile liability protection up to $500,000 and automobile physical damage protection up to $100,000 as defined under specific policy and customer requirements.

     Pursuant to a strategic alliance formed in 1998 with UNUM Corporation, Advanta Insurance is developing and test marketing certain critical illness insurance products for the Company's leasing and business card customers.

     In addition, prior to the closing of the Fleet Transaction on February 20, 1998, ANB (and its predecessors by merger) made available to Advanta's consumer credit card customers in certain states the option to purchase debt cancellation products called Credit Protection Plus(R) and Credit Protector(R). ANB (and its predecessors by merger) had purchased from Advanta Insurance insurance protection against certain "excess losses" incurred from providing these services. Following the Fleet Transaction, Advanta Insurance continues to make its insurance products available to the customers of Advanta Mortgage and ABS.

     In connection with the Fleet Transaction, all of ANB's credit card customer relationships underlying the insurance risks reinsured by Advanta Insurance were transferred to Fleet or its subsidiaries. Following the closing of the Fleet Transaction on February 20, 1998, Advanta Insurance no longer reinsures these insurance risks and will not recognize any reinsurance revenues as provided under the reinsurance agreements. Advanta Insurance is, however, obligated to reimburse the unaffiliated insurance carriers for losses and loss adjustment expenses paid and maintain loss and loss expense reserves on losses incurred on risks assumed on or prior to February 20, 1998. ANB continues to be responsible for customers who request activation of their debt cancellation agreements for events covered under these agreements occurring on or prior to February 20, 1998.

ANB is responsible for all reserves for expenses related to these activations. Advanta Insurance terminated its excess of loss insurance policy with ANB as a result of the Fleet Transaction.

ADVANTA PARTNERS

     Advanta Partners LP ("Advanta Partners") is a private equity investment firm formed in 1994. The firm focuses primarily on growth capital financings, restructurings and management buyouts in the financial services and information services industries. The investment objective of Advanta Partners is to earn attractive returns by building the long-term values of the businesses in which it invests. Advanta Partners combines transaction expertise, management skills and a broad contact base with strong industry-specific knowledge.

DEPOSITORY INSTITUTIONS

     Advanta owns two depository institutions, ANB and ABC. ANB is a national banking association organized under the laws of the United States of America. The headquarters and sole branch of ANB are currently located in Wilmington, Delaware. ABC is an industrial loan corporation organized under the laws of the State of Utah. ABC's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). Its principal offices are located in Salt Lake City, Utah.

     In 1982, the Company acquired Colonial National Bank USA, the name of which was changed to Advanta National Bank USA ("AUS") in May 1996. In 1995, the Company chartered Advanta National Bank ("Old ANB") to complement the credit card activities of AUS. Old ANB was a limited purpose national bank known as a "credit card bank" and its lending activities were limited to consumer credit card lending. Effective June 30, 1997, Old ANB was merged into AUS and AUS was renamed Advanta National Bank (previously defined herein as ANB). As a national bank, ANB has the ability to make loans to consumers without many of the restrictions found in various state usury and licensing laws, to negotiate variable rate loans and to generate funds economically in the form of deposits insured by the FDIC. The Company currently conducts a large portion of Advanta Mortgage's business and, prior to February 20, 1998, it conducted a large portion of its consumer credit card business through ANB (and its predecessors by merger). The Company also offers a range of insured deposit products through ANB.

     In January 1992, ABC opened for business and began accepting deposits. Currently, ABC's principal activities consist of small ticket equipment lease financing, issuance of the "Advanta Business Card" credit card marketed by ABS and originating and servicing home equity loans. At December 31, 1998, ABC had deposits of $206.2 million and total assets of $269.0 million. The Company anticipates that ABC's managed receivables base will continue to grow in 1999.

DEPOSIT, SAVINGS AND INVESTMENT PRODUCTS

     The Company offers a range of insured deposit products through ANB and ABC. Bank deposit products offered through ANB include demand deposits, money market savings accounts, statement savings accounts, retail certificates of deposit and large denomination certificates of deposit (certificates of $99,000 or more). Deposit products offered through ABC include retail certificates of deposit and large denomination certificates of deposit (certificates of $99,000 or more). Consumer deposit business is generated from repeat sales to existing depositors and from new depositors attracted by newspaper and other media advertising and direct mail solicitations. The Company also offers uninsured investment products of Advanta Corp. through both direct and underwritten sales of debt securities.

ADVANTA PERSONAL PAYMENT SERVICES

     Prior to the closing of the Fleet Transaction on February 20, 1998, the Company offered consumer credit cards through Advanta Personal Payment Services, a business unit of Advanta ("APPS" or "consumer credit cards"). The Company, which had been in the consumer credit card business since 1983, issued gold (i.e., premium) and standard MasterCard(R)* and VISA(R)* credit cards nationwide. APPS had built a substantial cardholder base which, as of December 31, 1997, totaled
5.9 million accounts and $11.2 billion in managed receivables.

     APPS generated interest and other income from its credit card business through finance charges assessed on outstanding loans, interchange income, cash advance and other credit card fees, and securitization income. A credit card securitization involves the transfer of the receivables generated by a pool of credit card accounts to a securitization trust. Certificates issued by the trust and sold to investors represent undivided ownership interests in receivables transferred to the trust. Accordingly, the credit card securitizations resulted in removal of the related credit card receivables from the Company's balance sheet for financial and regulatory accounting purposes. For tax purposes, the investor certificates were characterized as a collateralized debt financing of the Company. Credit card income also included fees paid by credit card customers for product enhancements they selected, and revenues paid to ANB (and its predecessors by merger) by third parties for the right to market their products to the APPS consumer credit card customers.

     Since 1988, APPS, through ANB (and its predecessors by merger), had been active in the consumer credit card securitization market. Through 1997 and up to the closing of the Fleet Transaction, the Company recognized income on a monthly basis from the securitized receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 to the Consolidated Financial Statements.

     On February 20, 1998, in connection with the Fleet Transaction, the assets and liabilities relating to ANB's consumer credit card securitizations and servicing capabilities and obligations were transferred to the LLC and Fleet and its subsidiaries assumed ANB's obligations as seller and servicer with respect to each of the credit card securitization trusts.

     In 1998 approximately 20% of the Company's total revenues, net of credit losses and excluding the gain on the transfer of the consumer credit card business pursuant to the Fleet Transaction, were derived from APPS. In 1997, approximately 59% of the Company's total revenues net of credit losses were derived from APPS.

GOVERNMENT REGULATION

THE COMPANY

     The Company is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company indirectly owns ANB, which is a "bank" as defined under the BHCA as amended by the Competitive Equality Banking Act of 1987 ("CEBA"). However, under certain grandfathering provisions of CEBA, the Company is not required to register as a bank holding company under the BHCA because ANB, which takes demand deposits but does not make commercial loans, did not come within the BHCA's definition of the term "bank" prior to the enactment of CEBA. Under CEBA, ANB is subject to certain restrictions, such as limiting its activities to those in which it was engaged prior to March 5, 1987 and, prior to September 30, 1996, limiting its growth rate to not more than 7% per annum. In September 1996, the growth cap of 7% was eliminated under CEBA by amendment of the BHCA, creating substantial new flexibility for the Company with respect to asset liability management at ANB. Continuing CEBA restrictions also prohibit ANB from cross-marketing products or services of an affiliate that are not permissible for bank holding companies under the BHCA. In addition, the Company complies with certain other restrictions set forth in CEBA, such as not acquiring control of more than 5% of the stock or assets of an additional "bank" or "savings association" as defined for these purposes under the BHCA. Because the Company is not a bank holding company, it is not subject to examination by the Federal Reserve Board (other than for purposes of assuring continued compliance with the CEBA restrictions referenced in

---------------

* MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.; VISA(R) is a federally registered servicemark of VISA, U.S.A., Inc.

this section). Should the Company or ANB cease complying with the restrictions set forth in CEBA, registration as a bank holding company under the BHCA would be required.

     Registration as a bank holding company is not automatic. The Federal Reserve Board may deny an application if it determines that control of a bank by a particular company will cause undue interference with competition or that a company lacks the financial or managerial resources to serve as a source of strength to its subsidiary bank. While the Company believes that it meets the Federal Reserve Board's managerial standards and that its ownership of ANB has improved the bank's competitiveness, should the Company be required to apply to become a bank holding company the outcome of any such application cannot be certain.

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

     Under CEBA, ABC is not considered a "bank" for purposes of the BHCA. Accordingly, the Company's ownership of it does not impact the Company's exempt status under the BHCA.

ADVANTA NATIONAL BANK

     ANB is subject to regulation and periodic examination primarily by the Office of the Comptroller of the Currency (the "OCC"). Such regulation relates to the maintenance of reserves for certain types of deposits, the maintenance of certain financial ratios, transactions with affiliates and a broad range of other banking practices. As a national bank, ANB is subject to provisions of federal law which restrict its ability to extend credit to its affiliates or pay dividends to its parent company. See "Dividends and Transfers of Funds."

     ANB is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council ("FFIEC"). These guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of the total capital is to be comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock ("Tier I capital"). The remainder may consist of other preferred stock, certain hybrid debt/equity instruments, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses ("Tier II capital"). The FFIEC has also adopted minimum leverage ratios (Tier I capital divided by total average assets) for national banks. Recognizing that the risk-based capital standards address only credit risk (and not interest rate, liquidity, operational or other risks), many national banks are expected to maintain capital in excess of the minimum standards.

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

     As of December 31, 1998 and December 31, 1997, ANB's total capital ratio (combined Tier I and Tier II capital) was 12.12% and 16.39%, respectively. In each case, ANB met the capital requirements of FDICIA, and was categorized as well-capitalized under the regulatory framework for prompt corrective action.

ADVANTA BANK CORP.

     Advanta Bank Corp. ("ABC"), a Utah-chartered industrial loan corporation ("ILC"), is a depository institution subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. Under its banking charter, ABC is permitted to make consumer and commercial loans and to accept all FDIC insured deposits with the exception of demand deposits (i.e., checking accounts).

ABC is subject to the same regulatory and supervisory processes as commercial banks; however, as an industrial loan corporation ABC's activities and powers are not as restricted as those of commercial banks.

     ABC is subject to provisions of federal law which restrict and control its ability to extend credit and provide or receive services between affiliates. See "Dividends and Transfers of Funds." ABC is subject to the same FFIEC capital adequacy guidelines as ANB. See "Advanta National Bank." In addition, the FDIC has regulatory authority to prohibit ABC from engaging in any unsafe or unsound practice in conducting its business. Although ABC is not subject to specific limitations on its ability to pay dividends, it is possible, depending upon the financial condition of ABC and other factors, that the FDIC could claim that a dividend payment might under some circumstances be an unsafe or unsound practice. In such event, ABC would be limited in its ability to pay dividends to its parent company.

     As of December 31, 1998 and December 31, 1997, ABC's combined total capital ratio (combined Tier I and Tier II capital) was 14.13% and 18.02%, respectively. In each case, ABC met the capital requirements of FDICIA, and was categorized as well-capitalized under the regulatory framework for prompt corrective action.

LENDING AND LEASING ACTIVITIES

     The Company's activities as a lender are also subject to regulation under various federal and state laws including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Community Reinvestment Act, the Electronic Funds Transfer Act, the Real Estate Settlement Practices Act and the Fair Credit Reporting Act. Provisions of these statutes and related regulations require, among other things, disclosure to borrowers of finance charges in terms of an annual percentage rate, prohibit certain discriminatory practices in extending credit, require the Company's FDIC-insured depository institutions to serve the banking needs of their local communities and regulate the dissemination and use of information relating to a borrower's creditworthiness. Certain of these statutes and regulations also apply to the Company's leasing activities. In addition, Advanta Mortgage, and certain of its direct and indirect subsidiaries are subject to licensure and regulation in various states as mortgage bankers, mortgage brokers, and originators, sellers and servicers of mortgage loans.

DIVIDENDS AND TRANSFERS OF FUNDS

     There are various legal limitations on the extent to which ANB can supply funds through dividends to the Company and its affiliates. The prior approval of the OCC is required if the total of all dividends declared by ANB in any calendar year exceeds that institution's net profits (as defined) for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus accounts. In addition, ANB is not permitted to pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. The OCC also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in any unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC could claim that a dividend payment might under some circumstances be an unsafe or unsound practice.

     Although ABC is not subject to specific limitations on its ability to pay dividends, it is possible, depending upon the financial condition of ABC and other factors, that the FDIC could claim that a dividend payment might under some circumstances be an unsafe or unsound practice. In such event, ABC would be limited in its ability to pay dividends to its parent company.

     ANB and ABC are also subject to restrictions under Sections 23A and 23B of the Federal Reserve Act. These restrictions limit the transfer of funds by the depository institution to the Company and certain other affiliates, as defined in that Act, in the form of loans, extensions of credit, investments or purchases of assets. They also require generally that the depository institution's transactions with its affiliates be on terms no less favorable to the bank than comparable transactions with unrelated third parties. These transfers by any one institution to the Company or any single affiliate are limited in amount to 10% of the depository institution's capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the depository institution's capital and surplus. Such loans and extensions of credit are also subject to various collateral requirements. In addition, in order for the Company to maintain its grandfathered exemption under CEBA, ANB is not permitted to make any loans to the Company or any of its subsidiaries.

REGULATION OF INSURANCE

     The Company's insurance subsidiaries are subject to the laws and regulations of, and supervision by, the states in which they are domiciled or have obtained authority to transact insurance business. These states have adopted laws and regulations which govern all insurance policy underwriting, rating, licensing, marketing, administration and financial operations of an insurance company, including dividend payments and financial solvency. In addition, the insurance subsidiaries have registered as an Arizona Holding Company which requires an annual registration and the approval of certain transactions between all affiliated entities.

     The maximum dividend that any of the insurance subsidiaries can distribute to its parent in any twelve month period without prior approval of the State of Arizona Department of Insurance is the lesser of 10% of the subsidiary's statutory surplus or for any given twelve-month period, its net income (if a life insurance company) or, net investment income (if a property and casualty insurance company). In 1998, Advanta Insurance declared and paid dividends in the amount of $38.7 million to Advanta Corp. of which $35.0 million was classified as an extraordinary dividend. Advanta Insurance applied for and received approval from the Arizona Department of Insurance before the payment of the $35.0 million extraordinary dividend to Advanta Corp.

     The State of Arizona has adopted minimum risk-based capital standards as developed by the National Association of Insurance Commissioners. Risk-based capital is the quantification of an insurer's investment, underwriting, reserve and business risks in relation to its total adjusted capital and surplus. The ratio of an insurer's total adjusted capital and surplus, as defined, is compared to various levels of risk-based capital to determine what intervention, if any, is required by either the insurance company or an insurance department. The Company's insurance subsidiaries meet all risk-based capital standards and require no intervention by any party.

     The Company's insurance subsidiaries reinsure risks pursuant to underwriting insurance practices and rates, which are regulated in part or fully by state insurance departments. These rates are continually being reviewed and modified by the state insurance departments based on prior historical experience. Any modifications may impact the future profitability of the Company's insurance subsidiaries.

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

     Various legislative proposals have been or will be introduced in Congress, including, among others, proposals that would permit affiliations between banks and commercial or securities firms and statutory changes to the Real Estate Settlement Procedures Act, the Truth in Lending Act and the Competitive Equality Banking Act of 1987. It is impossible to determine whether any of these proposals will become law and, if so, what impact they will have on the Company.

COMPETITION

     As a marketer of credit products, the Company faces intense competition from numerous providers of financial services. Many of these companies are substantially larger and have more capital and other resources than the Company. Competition among lenders can take many forms including convenience in obtaining a loan, customer service, size of loans, interest rates and other types of finance or service charges, duration of loans, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender. Although the Company believes it is generally competitive in most of the geographic areas in which it offers its services, there can be no assurance that its ability to market its services successfully or to obtain an adequate yield on its loans will not be impacted by the nature of the competition that now exists or may develop.

     In seeking investment funds from the public, the Company faces competition from banks, savings institutions, money market funds, credit unions and a wide variety of private and public entities that sell debt securities, some of which are publicly traded. Many of the Company's competitors are larger and have more capital and other resources than the Company. Competition relates to such matters as rate of return, collateral, insurance or guarantees applicable to the investment (if any), the amount required to be invested, convenience and the cost to and conditions imposed upon the investor in investing and liquidating the investment (including any commissions which must be paid or interest forfeited on funds withdrawn), customer service, service charges, if any, and the taxability of interest.

EMPLOYEES

     As of December 31, 1998, the Company had 2,568 employees, down from 4,498 employees at the end of 1997. On February 20, 1998, 2,204 employees of the Company became employed by the LLC in connection with the Fleet Transaction. The Company believes that it has good relationships with its employees. None of its employees are represented by a collective bargaining unit.

CAUTIONARY STATEMENTS

     Information or statements provided by the Company from time to time may contain certain "forward-looking information" including information relating to anticipated earnings per share, anticipated returns on equity, anticipated growth in loans outstanding and business credit card accounts, anticipated net interest margins, anticipated operations costs and employment growth, anticipated prepayment rates of outstanding loans, anticipated marketing expense or anticipated delinquencies and charge-offs. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Securities Litigation Reform Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Securities Litigation Reform Act for any such forward-looking information.

     The Company cautions readers that any forward-looking information provided by the Company is not a guarantee of future performance and that actual results may differ materially from those in the forward-looking information as a result of various factors, including but not limited to:

     - Increased credit losses and collection costs associated with a worsening of general economic conditions, declining real estate values, rising delinquency levels, increases in the number of customers seeking protection under the bankruptcy laws, resulting in accounts being charged off as uncollectible, and the effects of fraud by third parties or customers.

     - Intense and increasing competition from numerous providers of financial services who may employ various competitive strategies. The Company faces competition from national, regional and local originators of non-conforming mortgages, business credit cards and business equipment leases, some of which have greater resources than the Company.

     - The effects of increased competition and changes in economic conditions including interest rate fluctuations resulting in higher than anticipated prepayments of outstanding loans.

     - The effects of interest rate fluctuations on the Company's net interest margin and the value of its assets and liabilities; the continued legal or commercial availability of techniques (including interest rate swaps and similar financial instruments, loan repricing, hedging and other techniques) used by the Company to manage the risk of such fluctuations and the continuing operational viability of those techniques and the accounting and regulatory treatment of such instruments.

     - Difficulties or delays in the securitization of the Company's receivables and the resulting impact on the cost and availability of such funding. Such difficulties and delays may result from changes in the availability of credit enhancement in securitizations, the current economic, legal, regulatory, accounting and tax environments and adverse changes in the performance of the securitized assets.

     - The amount, type and cost of secured financing available to the Company to fund its owned loans, and any changes to that financing including any impact from changes in the current economic, legal, regulatory, accounting and tax environments, adverse changes in the performance of the owned portfolio, any impact from changes in the Company's debt ratings and the activities of parties with which the Company has agreements or understandings, including any activities affecting any investment.

     - Changes in the Company's aggregate accounts or loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing investment made by the Company, prepayment of loan balances and general economic conditions and other factors beyond the control of the Company.

     - The impact of "seasoning" (the average age of a lender's portfolio) on the Company's level of delinquencies and losses which may require a higher allowance for loan losses for on-balance sheet assets and may adversely impact mortgage and business loan and lease securitization income. The addition of account originations or balances and the attrition of such accounts or balances could significantly impact the seasoning of the overall portfolio.

     - The amount of and rate of growth in, the Company's expenses (including employee and marketing expenses) as the Company's business develops or changes and the Company expands into new market areas; the acquisition of assets (interest-earning, fixed or other); the effects of changes within the Company's organization or in its compensation and benefit plans; and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

     - The amount, type and cost of financing available to the Company, and any changes to that financing including any impact from changes in the Company's debt ratings; and the activities of parties with which the Company has agreements or understandings, including any activities affecting any investment.

     - Difficulties or delays in the development, production, testing and marketing of products or services, including, but not limited to, a failure to implement new product or service programs when anticipated, the failure of customers to accept these products or services when planned, losses associated with the testing of new products or services or financial, legal or other difficulties that may arise in the course of such implementation.

     - The effects of, and changes in, monetary and fiscal policies, laws and regulations (financial, consumer, regulatory or otherwise), other activities of governments, agencies and similar organizations, and social and economic conditions, such as inflation, and changes in taxation of the Company's earnings.

     - The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims and changes in those items, developments or assertions by or against the Company or its subsidiaries; adoptions of new, or changes in existing, accounting policies and practices and the application of such policies and practices.

     - The impact of the Company's costs to comply with requirements of the Year 2000 Issue described herein as well as the effects of the compliance or lack thereof by the Company's customers, suppliers and partners.

ITEM 2.  PROPERTIES.

At December 31, 1998, the Company owned two buildings totaling 198,000 square feet in the Pennsylvania suburbs of Philadelphia. The Company leased an additional 148,714 square feet in three buildings in the Pennsylvania suburbs of Philadelphia, including the Company's principal executive offices located in Spring House, Pennsylvania. In the adjoining states of New Jersey, Delaware and New York the Company owned one building with 56,196 square feet and leased an additional 62,352 square feet in three buildings. The Company also leased 258,650 square feet of office space in four buildings located in California and Utah. In summary, at December 31, 1998 the Company occupied 723,912 square feet of leased and owned space in 13 buildings located in six states. In addition, the Company leased office space which averaged approximately 1,100 square feet per branch for each of its 57 Advanta Finance branches.

     In connection with the Fleet Transaction, the Company contributed to the LLC three owned buildings totaling 218,278 square feet and leases on four buildings totaling 129,387 square feet in the Pennsylvania suburbs of Philadelphia. In addition, the Company contributed to the LLC one owned building totaling 121,000 square feet in Delaware and a lease on one building totaling 155,655 square feet in Colorado.

ITEM 3.  LEGAL PROCEEDINGS.

On June 30, 1997, purported shareholders of the Company who are represented by a group of law firms filed a putative class action complaint against the Company and several of its current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. A second, similar complaint was filed in the same court a few days later by a different group of law firms. Both complaints allege that the Company made misrepresentations in certain of its public filings and statements in violation of the Securities Exchange Act of 1934. The complaints seek damages of an unspecified amount. On July 10, 1998, the complaints, which had previously been consolidated, were dismissed by the Court for failing to state a claim. The plaintiffs determined not to attempt to amend their complaints. Rather, they have appealed the District Court's decision to the United States Court of Appeals for the Third Circuit. The appeal has been fully briefed and is awaiting decision. The Company believes that the District Court's ruling will be affirmed and that the allegations in the complaints are without merit. In the opinion of management, the ultimate resolution of these complaints is not expected to have a material adverse effect on the financial position or future operating results of the Company.

     Between August 25, 1997 and September 10, 1998, the Company and certain of its subsidiaries were named as defendants in lawsuits by certain consumer credit cardholders claiming to represent consumer credit cardholders in a specific program. The class action complaints alleged that consumer credit cardholder accounts in a specific program were improperly repriced to a higher percentage rate of interest. The complaints asserted various violations of federal and state law with regard to such repricings, and each sought damages of an unspecified amount. On June 3, 1998, the Judicial Panel on multidistrict litigation ordered that all of the federal court actions be consolidated into one proceeding for pretrial purposes in the United States District Court for the Eastern District of Pennsylvania. On November 5, 1998, the Company and counsel for plaintiffs in two of the actions pending in the Superior Court of the State of Delaware and in the consolidated litigation in the United States District Court for the Eastern District of Pennsylvania entered into a Settlement Agreement and Stipulation in the Delaware State Court to settle the claims relating to the specific program referred to above. Pursuant to the Settlement Agreement and Stipulation, which was approved by the Court on December 30, 1998, the Company paid $7.25 million to the plaintiffs. With the exception of the claims of persons who opted out of the settlement and certain class members who are debtors in bankruptcy cases, all the claims in the other lawsuits related to the specific program referred to above have been released.

     On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which the Company denies, center around Fleet's assertions that the Company has failed to complete certain post-closing adjustments to the value of the assets and liabilities the Company contributed to the LLC in connection with the Fleet Transaction. Fleet seeks damages of approximately $141 million. The Company has filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that the Company contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities the Company has already assumed. The Company also has filed a countersuit against Fleet for approximately $101 million in damages the Company believes have been caused by certain actions of Fleet following closing of the Fleet Transaction. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on the financial position or future operating results of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Each of the executive officers of the Company listed below was elected by the applicable Board of Directors, to serve at the pleasure of the Board in the capacities indicated.

NAME                      AGE                   OFFICE                      DATE ELECTED
--------------------------------------------------------------------------------------------
Dennis Alter              56     Chairman of the Board and Chief                1972
                                   Executive Officer
William A. Rosoff         55     Vice Chairman and Director                     1996
Olaf Olafsson             36     President and Director                     1998 and 1997
Philip M. Browne          39     Senior Vice President and Chief                1998
                                   Financial Officer
Charles H. Podowski       52     President and Chief Executive           1998, 1997 and 1995
                                   Officer, Advanta Business Cards
                                   and President and Director,
                                   Advanta Insurance Companies
George O. Deehan          56     Chief Executive Officer, Advanta               1998
                                   Leasing Services

     Mr. Alter became Executive Vice President and a Director of the Company's predecessor organization in 1967. He was elected President and Chief Executive Officer in 1972, and Chairman of the Board of Directors in August 1985. Mr. Alter has remained as Chairman of the Board since August 1985. In February 1986, he relinquished the title of President, and in August 1995 he relinquished the title of Chief Executive Officer. In October 1997, Mr. Alter reassumed the title of Chief Executive Officer.

     Mr. Rosoff joined the Company in January 1996 as a Director and Vice Chairman. Prior to joining the Company, Mr. Rosoff was a long time partner of the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, the Company's outside counsel, where he advised the Company for over 20 years. While at Wolf, Block, Schorr and Solis-Cohen LLP he served as Chairman of its Executive Committee and, immediately before joining the Company, as a member of its Executive Committee and Chairman of its Tax Department. Mr. Rosoff is a Trustee of Atlantic Realty Trust, a publicly held real estate investment trust.

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

     Mr. Browne joined the Company in June 1998 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, he was an Audit and Business Advisory Partner with Arthur Andersen LLP where, for over sixteen years, he audited public and private companies and provided business advisory and consulting services to financial services companies. Mr. Browne had served as the Arthur Andersen engagement partner for the Company since 1994.

     Mr. Podowski was elected President of the Advanta Insurance Companies in April 1995, Chief Executive Officer and President of Advanta Business Services in September 1997 and President and Chief Executive Officer of Advanta Business Cards in December 1998. Prior to joining the Company, Mr. Podowski served CIGNA Corporation in various capacities for seventeen years, most recently as Senior Vice President in their International Division, with responsibility for CIGNA's life insurance subsidiaries in Asia, Australia and New Zealand. Prior to joining CIGNA, Mr. Podowski worked for The Chase Manhattan Bank, N.A.

     Mr. Deehan was elected President and Chief Executive Officer of Advanta Leasing Services in December 1998. Prior to joining the Company, from 1992 to 1998, Mr. Deehan served AT&T Capital in various capacities, including serving as President of Information Technology Services for AT&T Capital, President and Chief Operating Officer of NCR Credit Corporation, and Senior Vice President of Marketing and Sales of AT&T Capital, Canada. Prior to joining AT&T Capital, Mr. Deehan held numerous positions with financial services companies.

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

     Following are the high, low and closing sale prices and cash dividends declared for the last two years as they apply to each class of stock:

                                                                                         CASH
                                                                                       DIVIDENDS
QUARTER ENDED:                                            HIGH      LOW      CLOSE     DECLARED
------------------------------------------------------------------------------------------------
CLASS B:
March 1997                                               $53.63    $25.50    $25.88     $.1320
June 1997                                                 36.25     18.88     35.69      .1320
September 1997                                            36.50     24.75     27.25      .1320
December 1997                                             37.63     23.38     25.38      .1320
March 1998                                               $31.25    $19.69    $21.00     $.0756
June 1998                                                 24.25     17.50     19.88      .0756
September 1998                                            20.56      8.25     10.50      .0756
December 1998                                             12.00      5.25     11.06      .0756
CLASS A:
March 1997                                               $54.75    $26.63    $26.88     $.1100
June 1997                                                 37.25     20.00     36.75      .1100
September 1997                                            37.50     26.19     29.13      .1100
December 1997                                             38.75     24.25     26.25      .1100
March 1998                                               $32.75    $21.00    $22.50     $.0630
June 1998                                                 26.25     19.25     21.94      .0630
September 1998                                            22.75      9.38     12.88      .0630
December 1998                                             14.88      7.13     13.25      .0630

     At December 31, 1998, the Company had approximately 775 and 338 holders of record of Class B and Class A common stock, respectively. Since its initial public offering, the Company has paid regular and uninterrupted dividends.

     Although the Company currently anticipates that comparable cash dividends will continue to be paid in the future, the payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend on numerous factors including the Company's cash flow, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

                              FINANCIAL HIGHLIGHTS

                                                                              YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    1998          1997          1996          1995          1994
---------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Noninterest revenues(1)                                  $   421,642   $   827,481   $   765,750   $   532,380   $  369,988
Interest revenues                                            241,090       435,274       354,927       249,566      172,607
Interest expense                                             184,275       324,558       269,700       166,032       94,758
Gain on transfer of consumer credit card business            541,288             0             0             0            0
Provision for credit losses                                   67,193       210,826        96,862        53,326       34,198
Operating expenses                                           388,644       630,841       523,174       350,685      266,784
Other charges(2)                                             125,072             0             0             0            0
Income before income taxes                                   438,836        96,530       264,761       211,903      165,207
Net income                                                   447,880        71,625       175,657       136,677      106,063
---------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA
Net Income
Basic
  Combined(3)                                            $     16.65   $      1.52   $      4.15   $      3.38   $     2.72
  Class A                                                      16.62          1.45          4.08          3.34         2.70
  Class B                                                      16.68          1.57          4.19          3.42         2.75
Diluted
  Combined(3)                                                  15.71          1.50          3.89          3.20         2.58
  Class A                                                      15.69          1.43          3.86          3.18         2.56
  Class B                                                      15.73          1.54          3.91          3.22         2.60
Cash dividends declared
  Class A                                                       .252          .440          .380          .290         .217
  Class B                                                       .303          .528          .456          .348         .260
Book value -- combined                                         21.26         19.01         18.06         14.35        11.12
Closing stock price
  Class A                                                      13.25         26.25         42.75         38.25        26.25
  Class B                                                      11.06         25.38         40.88         36.38        25.25
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION -- YEAR END
Investments and money market instruments(4)              $ 1,654,929   $ 2,092,292   $ 1,653,384   $ 1,089,317   $  671,661
Gross receivables
  Owned                                                    1,159,791     3,398,090     2,656,641     2,762,927    1,964,444
  Securitized                                              8,628,291    14,460,114    13,632,552     9,452,428    6,190,793
                                                                  ---------------------------------------------------------
  Managed                                                  9,788,082    17,858,204    16,289,193    12,215,355    8,155,237
Total serviced receivables(5)                             18,066,410    27,039,669    19,981,285    12,838,272    8,155,237
Total assets
  Owned                                                    3,795,750     6,686,132     5,583,959     4,524,259    3,113,048
  Managed                                                 12,424,041    21,146,246    19,216,511    13,976,687    9,303,841
Deposits                                                   1,749,790     3,017,611     1,860,058     1,906,601    1,159,358
Long-term debt                                               652,758     1,438,358     1,393,095       587,877      666,033
Stockholders' equity                                         560,304       926,950       852,036       672,964      441,690
Capital securities(6)                                        100,000       100,000       100,000             0            0
Stockholders' equity, long-term debt and capital
  securities                                               1,313,062     2,465,308     2,345,131     1,260,841    1,107,723
---------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL RATIOS
Return on average assets                                       11.95%         1.09%         3.16%         4.06%        4.47%
Return on average common equity                                82.76          8.47         25.31         26.15        26.97
Return on average total equity(7)                              64.81          8.12         22.07         24.75        26.97
Equity/managed assets(7)                                        5.33          4.86          4.95          4.81         4.75
Equity/owned assets(7)                                         17.40         15.36         17.05         14.87        14.19
Dividend payout                                                 1.62         33.34         10.75          9.97         9.24

                                                                              YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    1998          1997          1996          1995          1994
---------------------------------------------------------------------------------------------------------------------------
As a percentage of managed receivables:
  Total loans 30 days or more delinquent(8)                      7.7           6.0           5.4           3.3          2.7
  Net charge-offs(8)                                             2.5           5.3           3.2           2.2          2.3
  Operating expenses                                             3.7           3.4           2.9           2.9          3.7
---------------------------------------------------------------------------------------------------------------------------

(1) Excludes gains on sales of credit card relationships in 1996 and 1994.

(2) Other charges represents the following: severance and outplacement costs associated with workforce reduction, option exercise and other employee costs associated with the Fleet Transaction/Tender Offer; expense associated with exited business/product; and asset impairment.

(3) Combined represents a weighted average of Class A and Class B (see Note 1 to Consolidated Financial Statements).

(4) Includes restricted interest-bearing deposits and subordinated trust assets.

(5) Represents total managed plus Advanta Mortgage contract servicing.

(6) Represents Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of the Company.

(7) In 1998, 1997 and 1996, return on average total equity, equity/managed assets and equity/owned assets include capital securities as equity. The ratios without capital securities for 1998 were 74.75%, 4.52%, and 14.76%, respectively, for 1997 were 8.33%, 4.38% and 13.86%, respectively, and for 1996 were 22.31%, 4.43%, and 15.26%.

(8) The 1998, 1997 and 1996 figures reflect the adoption of a new charge-off methodology in August 1996 relating to consumer credit card bankruptcies. (see "Management's Discussion and Analysis -- Asset Quality").

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

OVERVIEW

     For the year ended December 31, 1998, the Company reported net income of $447.9 million or $15.71 per combined common share, assuming dilution, compared to $71.6 million or $1.50 per combined diluted common share for 1997 (see Note 1 to Consolidated Financial Statements).

     The earnings reported for 1998 reflect the $541.3 million gain on the Fleet Transaction (see Notes 1 and 2 to Consolidated Financial Statements), a $62.3 million pretax charge for severance and outplacement costs associated with workforce reduction, option exercises and other employee costs associated with the Fleet Transaction/Tender Offer (See Note 2 to Consolidated Financial Statements), a $54.1 million pretax charge for expenses associated with exited businesses and products, $41.8 million of equity securities losses and an $8.7 million pretax charge for facility impairments. For the year ended December 31, 1998, net income for Advanta Mortgage and Advanta Business Services was $25.1 million and $10.3 million, respectively. In addition, included in the net income for 1998 is $10.2 million contributed by the consumer credit card unit prior to the Fleet Transaction. Net income for 1997 for Advanta Mortgage, Advanta Business Services and the consumer credit card unit was $33.3 million, $14.7 million and $22.9 million, respectively.

     During 1998, net income for Advanta Mortgage reflects a $51.0 million pretax charge to adjust the retained interest-only strips ("IO Strips") to fair value reflecting increases in prepayment speeds experienced during the year. The Company announced that beginning in the fourth quarter of 1998, it will report income for its mortgage business that is essentially equal to that of a portfolio lender, rather than the front-ended income typically reported through gain on sale accounting. Since gain on sale accounting is required under generally accepted accounting principles for securitizations structured as sales, the Company has begun to accomplish this change by increasing its use of on-balance sheet funding over time and decreasing its degree of reliance on securitizations structured as sales.

     For the year ended December 31, 1997, the Company reported net income of $71.6 million or $1.50 per combined common share, assuming dilution, compared to $175.7 million or $3.89 per combined diluted common share for the full year of 1996.

     The earnings reported for 1997 reflect an increase in provision for credit losses of $114.0 million over 1996. This increase resulted from a higher level of charge-offs and delinquencies primarily in the consumer credit card portfolio. In addition, 1996 earnings reflected a $33.8 million gain on the sale of credit card relationships.

ADVANTA MORTGAGE

     Net income for Advanta Mortgage was $25.1 million for the year ended December 31, 1998 as compared to $33.3 million and $25.0 million for 1997 and 1996, respectively. During 1998, net income for Advanta Mortgage reflects a $51.0 million pretax charge recorded to adjust its IO Strip to fair value reflecting increases in prepayment speeds experienced during the year. The decrease in net income was partially a reflection of the Company's decision to report income for Advanta Mortgage that is essentially equal to that of a portfolio lender, rather than the front-ended income typically reported through gain on sale accounting. In the fourth quarter of 1998, Advanta Mortgage recognized gains of $32.9 million from the securitization and sale of approximately $1.1 billion of loans. These gains were substantially equal to the amortization of its IO Strip and Contractual Mortgage Servicing Rights ("CMSR").

GAIN ON SALE OF RECEIVABLES

     Advanta Mortgage securitized loans with an aggregate principal balance of $4.0 billion for the year ended December 31, 1998. In addition, Advanta Mortgage sold $274 million in whole loans and increased its portfolio of loans held in off-balance sheet Commercial Paper conduit facilities by approximately $564.0 million. Total Advanta Mortgage sales/securitization volume increased 43.3% over the year ended December 31, 1997. The increase in sales/securitization volume resulted primarily from the increase in mortgages originated during the year. Advanta Mortgage originated $5.3 billion in new loans during the year, an increase of 44.9% over 1997.

     In 1998, Advanta Mortgage recognized gains of $118.7 million, or approximately 2.5% on loans sold and securitized, as compared to $72.0 million, or approximately 2.1% recognized in 1997. The increase in gain as a percentage of loans sold is primarily due to the mix of loans sold during the year. The gain realized varies for each of Advanta Mortgage's products and origination channels. Typically, the gain realized from loans directly originated is higher than the gain from indirect origination channels. Due to the significant drop in interest rates during 1998, the hedge contracts used to manage interest rate risk between origination and sale of the loans generated losses of approximately $44 million. These losses were generally offset by the higher than normal gains that occur from the sale of loans in a decreasing rate environment.

     In 1997, Advanta Mortgage recognized gains of $72.0 million, resulting from the securitization and sale of $3.4 billion of receivables, as compared to $77.5 million, from the securitization of $1.4 billion receivables in 1996. The 1997 amount is net of a $42.4 million pretax charge to adjust the IO Strip to fair value.

     The FASB is currently addressing several implementation issues relating to Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". One of these issues relates to an exception SFAS No. 125 currently makes for FDIC-insured institutions. The FDIC, upon reclamation of assets from an FDIC-insured institution, would not be required by law to pay interest between the date of reclamation and the date of payment, which could indicate that they would not meet the isolation from creditors criterion established in SFAS No.
125. In January 1998, the FASB staff announced that it would study the issue and said that, in the interim, FDIC-insured institutions need not conclude that the FDIC receivership powers preclude sale accounting. The FDIC Board recently issued a proposed "Statement of Policy Regarding the Treatment of Securitizations and Loan Participations Following the Appointment of the FDIC as Conservator or Receiver." Under this proposed policy, the FDIC has determined that subject to certain conditions, it will not seek to reclaim, recover, or re-characterize as property of the institution or the receivership estate, the financial assets or undivided interest in a loan transferred by the institution to a special purpose entity in connection with a securitization. As receiver of a failed institution, the FDIC has the authority to repudiate contracts and reclaim assets transferred. Comments on the proposed policy are due in March 1999. The timing and ultimate resolution of this matter is still uncertain at this time.

PORTFOLIO LENDER ANALYSIS

     Beginning in the fourth quarter of 1998, the Company began to report income for Advanta Mortgage that is essentially equal to that of a portfolio lender, rather than the front-ended income typically reported through gain on sale accounting. Since gain on sale accounting is required under generally accepted accounting principles for securitizations structured as sales, the Company is accomplishing this by increasing its use of on-balance sheet funding over time and decreasing its degree of reliance on securitizations structured as sales. In this regard, the Company began to analyze and evaluate Advanta Mortgage's financial results from a portfolio lender's perspective as well as under generally accepted accounting principles. The following table presents the Company's reported results adjusted to approximate the results of a portfolio lender for the year ended December 31, 1998.

                                                                                       PRO FORMA
                                                                         PRO FORMA     PORTFOLIO
                                                         AS REPORTED    ADJUSTMENTS      LENDER
-------------------------------------------------------------------------------------------------
REVENUES:
Gain on sale of receivables                              $  148,641      $(118,638)    $   30,003
Interest income                                             241,090        593,601        834,691
Servicing revenues                                          143,829        (44,747)        99,082
Gain on transfer of consumer credit card business           541,288             --        541,288
Other revenues, net                                         129,172             --        129,172
-------------------------------------------------------------------------------------------------
          Total revenues                                  1,204,020        430,216      1,634,236
-------------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                          388,644          8,302        396,946
Interest expense                                            184,275        389,386        573,661
Provision for credit losses                                  67,193         46,074        113,267
Costs associated with Fleet Transaction/Tender Offer
  and exited business/products                              125,072             --        125,072
-------------------------------------------------------------------------------------------------
          Total expenses                                    765,184        443,762      1,208,946
-------------------------------------------------------------------------------------------------
Income before income taxes                               $  438,836      $ (13,546)    $  425,290
-------------------------------------------------------------------------------------------------

     With respect to the portfolio lender results, individual line items are stated as if the securitized mortgages were still owned by the Company and remained on the balance sheet. The pro forma adjustment to gain on sale of receivables represents the reclassification of net gains recognized on the sale of Advanta Mortgage loans for the year ended December 31, 1998. The pro forma adjustment to provision for credit losses represents the amount by which the provision would have increased had the securitized Advanta Mortgage loans remained on the balance sheet and the provision for credit losses on the securitized Advanta Mortgage loans been equal to actual reported charge-offs. The actual provision for credit losses of a portfolio lender could differ from the recorded charge-offs depending upon the age and composition of the portfolio and the timing of charge-offs. The proforma presentation results in a reduction of approximately $13.5 million in pretax income reflecting the estimated net impact the new funding strategy would have had if it had been in place since January 1, 1998.

LOAN ORIGINATIONS

     Advanta Mortgage loan production is generated through multiple distribution channels. Home equity loans and lines of credit are originated directly from consumers using targeted direct mail and direct response television and radio techniques, and through a branch office system("Advanta Finance") of 57 branches throughout the country (collectively "Direct" originations). First and second mortgage loans are also originated through a broker network ("Broker") and correspondent relationships, and purchased from other financial institutions ("Conduit" and "Corporate Finance"). Auto finance contracts are purchased from correspondent originators on a flow basis or in bulk purchases. "Advanta Mortgage loans" include home equity and auto loans and exclude loans which were never owned by the Company, but which the Company services for a fee ("contract servicing" or "subservicing"). Originations for Advanta Mortgage were as follows ($ in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
-----------------------------------------------------------------------------------------------
Direct                                                   $1,655,399    $  865,001    $  419,745
Broker                                                      475,427       266,002       286,809
Conduit                                                   1,752,968     1,238,339       650,258
Corporate Finance                                         1,325,447     1,103,083        39,804
Auto                                                        104,350       194,807       103,736
-----------------------------------------------------------------------------------------------
                                                         $5,313,591    $3,667,232    $1,500,352
-----------------------------------------------------------------------------------------------

     Total 1998 originations for Advanta Mortgage increased 44.9% over 1997. Direct mortgage originations for 1998 increased 91.4% over originations for 1997 and indirect mortgage originations for 1998 increased 30.5% from the prior year. The increase in direct originations reflects the Company's focus on capitalizing on its direct marketing experience and centralized telemarketing and processing capabilities. In conjunction with the change in the Company's funding strategy, management is projecting managed receivables growth to be approximately 20% to 30% in 1999. The decrease in auto originations was attributable to the Company's decision to originate auto volume in a controlled manner, while pricing appropriately for risk.

     Total 1997 originations for Advanta Mortgage increased 144.4% over the twelve months ended December 31, 1996. This increase resulted from the implementation of the Company's strategy to build market share in the nonconforming home equity market.

SERVICING REVENUES

     Servicing revenues increased to $100.2 million for the year ended December 31, 1998 as compared to $61.8 million for the year ended December 31, 1997. The increase in servicing revenues was the result of the $2.6 billion increase in Advanta Mortgage's averaged securitized receivables. The Company's contract servicing portfolio was $8.3 billion at December 31, 1998 versus $9.2 billion at December 31, 1997. The decrease in contract servicing receivables resulted from the withdrawal of business by certain customers who have begun servicing their own portfolios, and from higher prepayments in contract servicing portfolios.

     Servicing revenues in 1997 increased 167% over $23.1 million for 1996. This increase resulted from the growth in the contract servicing portfolio from $3.7 billion at December 31, 1996 to $9.2 billion at December 31, 1997.

ADVANTA BUSINESS SERVICES

     Advanta Business Services offers flexible lease financing programs on small-ticket equipment and business credit cards. Net income for Advanta Business Services was $10.3 million for the year ended December 31, 1998 as compared to $14.7 million and $19.8 million for 1997 and 1996, respectively. The decrease in net income resulted from increases in costs to originate, service and manage the Company's leasing products, and from a change in the mix of lease receivables originated by the Company. In 1998, the Company originated a higher proportion of direct finance leases and a lower proportion of operating leases as compared to lease originations for 1997.

GAIN ON SALE OF RECEIVABLES

     Advanta Business Services recognized $30.0 million in securitization income in 1998, as compared to $31.5 million and $30.6 million for the years ended December 31, 1997 and 1996, respectively. These amounts include approximately $11.7 million, $19.2 million and $21.9 million in gains from the securitization of $299.2 million, $275.6 million and $258.6 of leases in 1998, 1997 and 1996, respectively. The remainder represents gains on the sale of new business card receivables, which are sold to the securitization trust on a continuous basis to replenish the investors' interest in trust receivables, which have been repaid by the cardholders.

BUSINESS CARD AND LEASE ORIGINATIONS

     Advanta Business Services issues non-cancelable leases and business credit cards to small businesses. Leases are issued for "small ticket" equipment such as computers, copiers, fax machines, telephone systems and other office equipment. Lease originations are primarily generated through third party referrals from manufacturers or distributors of equipment as well as through independent brokers and direct mail marketing. The Advanta Business Card is a MasterCard(R) which has generally been issued to small businesses which have been in operation for at least two years. Business card accounts are generated through targeted direct marketing techniques, primarily direct mail to prospective customers. Originations for Advanta Business Services were as follows ($ in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1998          1997         1996
----------------------------------------------------------------------------------------------
Leases                                                    $  335,030    $  322,302    $337,264
Business card                                              1,386,347     1,073,886     518,504
----------------------------------------------------------------------------------------------
                                                          $1,721,377    $1,396,188    $855,768
----------------------------------------------------------------------------------------------

     For the year ended December 31, 1998, total originations for business cards and leases increased 23.3% when compared to 1997. For 1997, business card and lease originations increased 63.2% over 1996 levels. The increases in business card receivables resulted from programs designed to increase market penetration and encourage existing customers to increase the use of the business cards.

ADVANTA CORP.

INTEREST INCOME AND EXPENSE

     Interest income on receivables and investments decreased $194.2 million for the year ended December 31, 1998 as compared to 1997. During the same period, interest expense decreased $140.3 million. The decreases in interest income and interest expense were mainly attributable to the decrease in interest bearing assets and liabilities owned by the Company subsequent to the Fleet Transaction and Tender Offer. Also impacting interest income on receivables during 1998 were consumer credit card securitization transactions prior to the Fleet Transaction as well as the mix of receivables. Both periods reflect suppressed margins as a result of carrying higher cash, cash equivalent and investment balances as a percent of owned assets for liquidity purposes.

     Interest income of $435.3 million for 1997 increased $80.3 million as compared to 1996. During the same period, interest expense increased $54.9 million. The increase in interest income was principally the result of an increase in the average yield on interest earning assets to 8.15% for 1997 as compared to 7.83% for 1996, which primarily resulted from the repricing of the consumer credit card portfolio. The increase in the owned net interest margin was negatively impacted by the mix of interest earning assets reflecting the conservative position in cash and cash equivalents on the balance sheet. The increase in interest expense reflects both higher average balances of interest bearing liabilities and an increase in the average rate paid on those liabilities.

     Advanta Mortgage, business card, lease and consumer credit card receivable securitization activity shifts revenues from interest income to non-interest revenues. This activity reduces the level of higher-yielding receivables on the balance sheet while proportionately increasing the balance sheet levels of new lower-yielding receivables and short-term, high quality investments earning money market rates.

     The owned average cost of funds decreased to 6.26% in 1998 from 6.31% in 1997. The owned average cost of funds was 6.12% in 1996. The Company has utilized derivatives to manage interest rate risk (see discussion under "Derivatives Activities").

     The following table provides an analysis of owned interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets) for 1996 through 1998. Average owned loan and lease receivables and the related interest revenues include certain loan fees.

                             INTEREST RATE ANALYSIS

                                                                 YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)          -----------------------------------------------------------------------------------------------------
                                       1998                               1997                               1996
                          -------------------------------   --------------------------------   --------------------------------
                           AVERAGE                AVERAGE     AVERAGE                AVERAGE     AVERAGE                AVERAGE
                           BALANCE     INTEREST    RATE       BALANCE     INTEREST    RATE       BALANCE     INTEREST    RATE
-------------------------------------------------------------------------------------------------------------------------------
ON-BALANCE SHEET
------------------------
Interest-earning assets:
  Receivables:
    Advanta Mortgage
      loans               $  778,257   $ 77,312     9.93%   $   586,228   $ 58,704    10.01%   $   242,946   $ 25,812    10.62%
    Leases and business
      cards                  283,857     28,068     9.89        333,080     36,776    11.04        200,052     21,009    10.50
    Consumer credit
      cards(1)               384,697     23,457     6.10      1,728,039    179,732    10.40      2,594,997    220,547     8.50
    Other loans               15,724      1,858    11.82         31,810      2,639     8.30         12,270      1,045     8.52
                          ----------   --------   ------    -----------   --------   ------    -----------   --------   ------
  Total receivables(2)     1,462,535    130,695     8.94      2,679,157    277,851    10.37      3,050,265    268,413     8.80
  Federal funds sold         203,485     10,933     5.37        345,404     18,659     5.40        166,454      8,853     5.32
  Restricted interest-
    bearing deposits         474,958     30,248     6.37        893,773     55,116     6.17        524,505     34,154     6.51
  Trading investments        172,084     10,374     6.03             --         --     0.00             --         --     0.00
  Tax-free securities(2)       4,992        407     8.15          3,926        307     7.82          8,052        502     6.23
  Taxable investments        673,239     37,850     5.62      1,213,897     66,663     5.49        704,641     36,808     5.22
                          ----------   --------   ------    -----------   --------   ------    -----------   --------   ------
Total interest-earning
  assets(3)               $2,991,293   $220,507     7.37%   $ 5,136,157   $418,596     8.15%   $ 4,453,917   $348,730     7.83%
                          ==========   ========   ======    ===========   ========   ======    ===========   ========   ======
Interest-bearing
  liabilities:
  Deposits
    Savings               $  202,943   $ 10,916     5.38%   $   402,893   $ 22,850     5.67%   $   302,125   $ 15,728     5.21%
    Time deposits under
      $100,000               909,132     54,941     6.04      1,018,163     63,473     6.23        582,887     34,430     5.91
    Time deposits of
      $100,000 or more       329,001     20,078     6.10      1,035,366     63,841     6.17        999,613     60,721     6.07
                          ----------   --------   ------    -----------   --------   ------    -----------   --------   ------
  Total deposits           1,441,076     85,935     5.96      2,456,422    150,164     6.11      1,884,625    110,879     5.88
  Debt                     1,337,508     87,204     6.52      2,452,166    156,524     6.38      2,092,913    132,641     6.34
  Other borrowings           102,372      7,067     6.90        232,820     17,870     7.68        427,650     26,180     6.12
                          ----------   --------   ------    -----------   --------   ------    -----------   --------   ------
Total interest-bearing
  liabilities              2,880,956    180,206     6.26      5,141,408    324,558     6.31      4,405,188    269,700     6.12
Net noninterest-bearing
  liabilities                110,337                             (5,251)                            48,729
                          ----------                        -----------                        -----------
Sources to fund
  interest-earning
  assets                  $2,991,293   $180,206     6.02%   $ 5,136,157   $324,558     6.32%   $ 4,453,917   $269,700     6.06%
                          ==========   ========   ======    ===========   ========   ======    ===========   ========   ======
Net interest spread                                 1.11%                              1.84%                              1.71%
                                                  ======                             ======                             ======
Net interest margin(4)                              1.35%                              1.83%                              1.77%
                                                  ======                             ======                             ======
OFF-BALANCE SHEET:
------------------------
Average balance on
  securitized:
  Advanta Mortgage loans  $5,958,762                        $ 3,332,012                        $ 1,890,101
  Leases & business
    cards                  1,069,534                            729,976                            403,745
  Consumer credit
    cards(1)               1,461,412                          9,628,905                          9,574,549
                          ----------                        -----------                        -----------
Total average
  securitized
  receivables             $8,489,708                        $13,690,893                        $11,868,395
                          ==========                        ===========                        ===========
Total average managed
  receivables             $9,952,243                        $16,370,050                        $14,918,660
-------------------------------------------------------------------------------------------------------------------------------

(1) Includes consumer credit cards through February 20, 1998.
(2) Interest and average rate for tax-free securities, loans, and leases are computed on a tax equivalent basis using a statutory rate of 35%.
(3) Includes assets held and available for sale and nonaccrual loans and leases.
(4) Managed net interest margin for 1998 was 2.73%, representing a combination of owned interest-earning assets/owned interest-bearing liabilities and securitized Advanta Mortgage assets/liabilities.

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

                                              1998 VS. 1997                        1997 VS. 1996
($ IN THOUSANDS)                    ----------------------------------    -------------------------------
                                        INCREASE (DECREASE) DUE TO          INCREASE (DECREASE) DUE TO
                                    ----------------------------------    -------------------------------
                                     VOLUME        RATE        TOTAL       VOLUME      RATE       TOTAL
---------------------------------------------------------------------------------------------------------
Interest income from:
  Loan and lease receivables:
    Advanta Mortgage loans          $  19,080    $   (472)   $  18,608    $ 34,455    $(1,563)   $ 32,892
    Leases and business cards          (5,104)     (3,604)      (8,708)     14,635      1,132      15,767
    Consumer credit cards(1)         (102,016)    (54,259)    (156,275)    (83,534)    42,719     (40,815)
    Other loans                        (1,642)        861         (781)      1,622        (28)      1,594
  Federal funds sold                   (7,632)        (94)      (7,726)      9,671        135       9,806
  Restricted interest-bearing
    deposits                          (26,603)      1,735      (24,868)     22,835     (1,873)     20,962
  Trading investments                  10,374          --       10,374          --         --          --
  Tax-free securities                      86          14          100        (301)       106        (195)
  Taxable investments                 (30,378)      1,565      (28,813)     27,860      1,995      29,855
                                    ---------    --------    ---------    --------    -------    --------
Total interest income(2)             (143,835)    (54,254)    (198,089)     27,243     42,623      69,866
                                    ---------    --------    ---------    --------    -------    --------
Interest expense on:
  Deposits:
    Savings                           (10,814)     (1,120)     (11,934)      5,631      1,491       7,122
    Time deposits under $100,000       (6,666)     (1,866)      (8,532)     27,080      1,963      29,043
    Time deposits of $100,000 or
      more                            (43,074)       (689)     (43,763)      2,136        984       3,120
    Debt                              (72,675)      3,355      (69,320)     23,039        844      23,883
    Other borrowings                   (9,150)     (1,653)     (10,803)    (13,884)     5,574      (8,310)
                                    ---------    --------    ---------    --------    -------    --------
Total interest expense               (143,389)       (963)    (144,352)     45,278      9,580      54,858
                                    ---------    --------    ---------    --------    -------    --------
Net interest income                 $    (446)   $(53,291)   $ (53,737)   $(18,035)   $33,043    $ 15,008

--------------------------------------------------------------------------------
(1) Includes consumer credit cards through February 20, 1998.

(2) Includes income from assets held and available for sale.

GAIN ON TRANSFER OF CONSUMER CREDIT CARD BUSINESS

     The gain of approximately $541.3 million recognized by the Company in 1998 represents the excess of liabilities transferred to the LLC over the net basis of the assets transferred and the Company's retained minority membership interest in the LLC, which at the closing date of the Fleet Transaction was a 4.99% ownership interest in the LLC valued at $20 million. See Note 2 to the Consolidated Financial Statements.

OTHER REVENUES

($ IN THOUSANDS)                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
---------------------------------------------------------------------------------------------
Equity securities (losses) gains                             $(41,750)   $(11,426)   $  6,522
Business card interchange income                               20,741      11,617       4,396
Consumer credit card interchange income                        11,881      85,208     102,804
Consumer credit card overlimit fees                            16,233      46,447      16,465
Mortgage other revenues                                        22,945       4,535       1,645
Leasing and business card other revenues                       18,769      15,865      24,039
Insurance revenues, net                                        14,408      37,816      38,175
Other                                                           1,149      18,021       3,276
---------------------------------------------------------------------------------------------
Total other revenues, net                                    $ 64,376    $208,083    $197,322
---------------------------------------------------------------------------------------------

     Other revenues include equity securities losses of $42.5 million recognized in 1998 reflecting changes in the fair value of Advanta Partners LP investments. Most of the loss relates to investments not publicly traded for which Advanta Partners LP decided to expedite a disposal plan.

     In 1998, Mortgage other revenues includes an $11.2 million gain on the sale of an investment in affordable housing partnerships, and $6 million from the favorable settlement of certain prior year claims.

     Insurance revenues, net, and "Other" other revenues were $14.4 million and $1.1 million, respectively, in 1998, decreasing $23.4 million and $16.9 million, respectively, from 1997. The decline is attributable to the transfer of the consumer credit card portfolio in connection with the Fleet Transaction.

     Other revenues of $208.1 million in 1997 increased $10.8 million or 5.5% from $197.3 million in 1996, primarily due to increases in consumer credit card overlimit and cash advance fees as a result of the Company's risk based pricing strategy on consumer credit cards. These increases were partially offset by decreases in consumer credit card interchange income as a result of lower transaction volume and equity securities losses reflecting a decrease in the carrying value of Advanta Partners LP investments.

OPERATING EXPENSES

($ IN THOUSANDS)

---------------------------------------------------------------------------------------------
                                                               1998        1997        1996
---------------------------------------------------------------------------------------------
Salaries and employee benefits                               $185,566    $247,287    $182,666
Other operating expenses:
  Marketing                                                    53,109      53,039      31,975
  Equipment expense                                            23,381      37,712      22,752
  Amortization of credit card deferred origination costs,
     net                                                       22,271      69,344      88,517
  External processing                                          21,908      43,256      42,814
  Occupancy expense                                            16,001      23,097      14,827
  Credit and collection expense                                15,715      20,017      13,784
  Professional/consulting fees                                 14,767      38,600      40,247
  Telephone expense                                            12,428      21,262      16,116
  Postage                                                       8,949      29,039      25,700
  Minority interest in income of consolidated subsidiary        8,880       8,880         222
  Credit card fraud losses                                      3,194      22,287      23,611
  Other                                                         2,475      17,021      19,943
---------------------------------------------------------------------------------------------
Total other operating expenses                               $203,078    $383,554    $340,508
---------------------------------------------------------------------------------------------
Total operating expenses                                     $388,644    $630,841    $523,174
---------------------------------------------------------------------------------------------
At year end:
  Number of accounts Managed (000's)                              565       6,342       5,984
  Number of employees                                           2,568       4,498       3,541
For the year:
  Operating expenses as a percentage of average managed
     receivables(1)                                               3.7%        3.4%        2.9%
---------------------------------------------------------------------------------------------

(1) Excludes amortization of credit card deferred origination costs, net.

     Operating expenses for 1998 include the operating expenses associated with the consumer credit card business prior to the Fleet Transaction. Salaries and employee benefits decreased $61.7 million for the year ended December 31, 1998 as compared to 1997. This reduction reflects the decrease in the number of employees as a result of the Fleet Transaction as well as workforce reductions and exit and disposition plans associated with business and product offerings not directly associated with the Company's mortgage and business services units.

     Total other operating expenses of $203.1 million for 1998 were lower by $180.5 million or 47.1% than the $383.6 million in 1997, principally resulting from decreases in operating expenses following the Fleet Transaction. Other operating expenses for 1998 included an increase in marketing expense for Advanta Mortgage associated with the increase in direct mortgage originations.

     The ratio of operating expenses as a percentage of average managed receivables increased during 1998 due to: lost economies of scale resulting from the downsizing pursuant to the Fleet Transaction; the Company's plan to expand certain aspects of its infrastructure to better position the Company for the future; and the Company's decision to slow receivables growth in the fourth quarter.

     Total operating expenses increased by $107.6 million or 21% to $630.8 million in 1997 from $523.2 million in 1996. Part of the increase in total operating expenses resulted from a $65 million or 35% increase in salaries and employee benefits. Other factors affecting the increase in operating expenses in 1997 were a $21.1 million or 65.9% increase in marketing expenses related to new business advertising for Advanta Mortgage and Advanta Business Services as well as account retention initiatives for the consumer credit card portfolio. Included in other operating expenses in 1997, was a $19.2 million decrease in the amortization of credit card deferred origination costs due to a decrease in originations experienced in 1996. Other operating expenses including equipment and occupancy expenses reflected increases consistent with the increases in serviced customer accounts.

PROVISION FOR CREDIT LOSSES

The provision for credit losses of $67.2 million in 1998 decreased $143.6 million or 68% from $210.8 million in 1997. The decrease was due to the contribution of the consumer credit card business in connection with the Fleet Transaction. This decrease was partially offset by an increase in the allowance for Advanta Mortgage loan losses resulting from the Company's decision to increase the level of loans that will remain on the balance sheet in connection with its change in funding strategy.

     The provision for credit losses of $210.8 million in 1997 increased $114.0 million or 117.7% from $96.9 million in 1996. The increase was due to higher charge-offs on owned receivables, which increased 114.3% from $70.6 million in 1996 to $151.2 million in 1997 and higher levels of delinquencies, which continued to increase throughout 1997.

     A description of the credit performance of the loan portfolio is set forth under the section entitled "Credit Risk Management."

CREDIT RISK MANAGEMENT

     Management regularly reviews the loan and lease portfolio in order to evaluate the adequacy of the allowance for credit losses. The evaluation includes such factors as the inherent credit quality of the loan and lease portfolio, past experience (including frequency of defaults and loss severity), current economic conditions and changes in the composition of the loan and lease portfolio. The allowance for credit losses is maintained for on-balance sheet receivables. The on-balance sheet allowance is intended to cover all credit losses inherent in the owned loan portfolio. With regard to securitized assets, anticipated losses and related recourse liabilities are reflected in the calculations of Gain on Sale of Receivables, Consumer Credit Card Securitization Income, Retained Interest Only Strip, Amounts due from Consumer Credit Card Securitizations and Other Assets. See Notes 1 and 3 to Consolidated Financial Statements. Recourse liabilities are intended to cover all probable credit losses over the life of the securitized receivables. Management evaluates both its on-balance sheet and recourse requirements and, as appropriate, effects changes to these accounts.

     The allowance for credit losses on a consolidated basis was $33.4 million, or 2.9% of owned receivables, at December 31, 1998, compared to $137.8 million, or 4.1% of owned receivables, at December 31, 1997. The decrease in coverage is a result of an increase in the relative percent of secured receivables in the total loan portfolio. The decline in allowance for credit losses is predominately attributable to the transfer of the consumer credit card allowance in conjunction with the Fleet Transaction. The allowance for credit losses on a consolidated basis was $89.2 million, or 3.4% of owned receivables, in 1996. The increase in the allowance for credit losses from 1996 to 1997 reflects the higher level of charge-offs and delinquencies in 1997 primarily in the consumer credit card portfolio.

ASSET QUALITY

     Impaired assets include both nonperforming assets (Advanta Mortgage loans and credit cards and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent credit cards) and accruing loans past due 90 days or more on business cards and leases. The Company charges off expected losses on all nonperforming mortgage loans at the earlier of foreclosure or when they have become 12 months delinquent, regardless of anticipated collectibility. Lease receivables are written off no later than when they have become 120 days delinquent. All other loans are generally charged off upon the earlier of approximately 6 months delinquency or after an investigative period for bankrupt and fraudulent accounts. The carrying value for real estate owned is based on fair value, net of costs of disposition and is reflected in other assets.

     Gross interest income that would have been recorded in 1998 for owned nonperforming assets, had interest been accrued throughout the year in accordance with the assets' original terms, was approximately $3.0 million. The amount of interest on nonperforming assets included in income for 1998 was $1.8 million.

     In the third quarter of 1996, the Company adopted a new charge-off methodology related to bankrupt consumer credit card accounts, providing for up to a 90-day (rather than up to a 30-day) investigative period following notification of the bankruptcy petition prior to charge-off. This methodology is consistent with others in the credit card industry. The 1998, 1997 and 1996 credit statistics set forth in the following tables reflect this change in methodology.

     Managed impaired assets at December 31, 1998 decreased to $410.6 million from the $532.0 million at December 31, 1997. The levels of managed loans 30 days or more delinquent also decreased to $753.5 million from the $1.1 billion at December 31, 1997. These decreases resulted from the transfer of the consumer credit card portfolio in the Fleet Transaction, partially offset by seasoning in the Advanta Mortgage and Advanta Business Services portfolios.

     The consolidated managed charge-off rate for the year ended December 31, 1998 was 2.5%, down from 5.3% for 1997 and 3.2% for 1996. The following represents the annual results by product:

                                                                                       AVERAGE
                                                                                       MANAGED
                                                                                     RECEIVABLES
                                                             FOR THE YEAR ENDED      YEAR ENDED
                                                            --------------------      12/31/98
                                                            1998    1997    1996    (IN MILLIONS)
-------------------------------------------------------------------------------------------------
Mortgage only                                               0.56%   0.53%   0.70%      $6,509
Auto                                                        9.30    7.25    0.13          228
Business Card                                               5.88    3.73    2.65          744
Leases                                                      2.66    2.71    2.15          609
-------------------------------------------------------------------------------------------------

     On the total owned portfolio, the charge-off rate was 3.7% in 1998 compared to 5.6% for 1997. The charge-off rate on the owned consumer credit card portfolio decreased to 7.4% from 7.9% in 1997. The charge-off rate on owned Advanta Mortgage loans increased from 1.0% in 1997 to 1.5% in 1998. The 1998 charge-off rate on leases and business cards was 4.8% compared to 2.5% in 1997 and 1.5% in 1996.

     Past due loans represent accruing loans that are past due 90 days or more as to collection of principal and interest. Loans are put on nonaccrual status when they become 90 days past due.

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

     The following tables provide a summary of reserves, impaired assets, delinquencies and charge-offs for the past five years:

                                                                      DECEMBER 31,
                                               ----------------------------------------------------------
($ IN THOUSANDS)                                 1998         1997         1996        1995        1994
---------------------------------------------------------------------------------------------------------
CONSOLIDATED -- MANAGED(1)
Nonperforming assets                           $410,584    $  328,835    $191,668    $ 82,171    $ 61,587
Accruing loans past due 90 days or more              30       203,117     228,845      84,892      40,837
Impaired assets                                 410,614       531,952     420,513     167,063     102,424
Total loans 30 days or more delinquent          753,521     1,068,183     886,717     404,072     220,390
As a percentage of gross receivables:
  Nonperforming assets                              4.2%          1.8%        1.2%         .7%         .8%
  Accruing loans past due 90 days or more            .0           1.1         1.4          .7          .5
  Impaired assets                                   4.2           3.0         2.6         1.4         1.3
  Total loans 30 days or more delinquent:
    New methodology(2)                              7.7           6.0         5.4
    Prior methodology                                                         5.2(3)      3.3         2.7
Net charge-offs:
  Amount                                       $247,287    $  860,098    $479,992    $212,865    $139,676
  As a percentage of average gross
    receivables:
    New methodology(2)                              2.5%          5.3%        3.2%
    Prior methodology                                                         3.5(3)      2.2%        2.3%
---------------------------------------------------------------------------------------------------------
ADVANTA MORTGAGE LOANS -- MANAGED(4)(5)
Nonperforming assets                           $375,520    $  200,600    $ 93,101    $ 56,743    $ 44,678
Total loans 30 days or more delinquent          656,789       391,929     194,412     106,223      65,966
As a percentage of gross receivables:
  Nonperforming assets                              4.5%          3.8%        3.4%        3.2%        3.3%
  Total loans 30 days or more delinquent            7.9           7.4         7.1         5.9         4.9
Net charge-offs -- Mortgage Loans:
  Amount                                         36,142        19,953      14,970      13,836      20,709
  As a percentage of average gross
    receivables                                     0.6%           .5%        0.7%        0.9%        1.7%
Net charge-offs -- Auto Loans:
  Amount                                       $ 21,238    $   10,212    $     11         N/A         N/A
  As a percentage of average gross
    receivables                                     9.3%          7.3%         .1%
---------------------------------------------------------------------------------------------------------
LEASES AND BUSINESS CARDS -- MANAGED(6)
Nonperforming assets                           $ 34,826    $   26,782    $  9,503    $  4,912    $  2,682
Impaired assets                                  34,833        26,817       9,503       4,912       2,682
Total loans 30 days or more delinquent           96,054        81,675      59,880      35,274      20,972
As a percentage of gross receivables:
  Nonperforming assets                              2.4%          2.1%        1.2%        1.3%        1.0%
  Impaired assets                                   2.4           2.1         1.2         1.3         1.0
  Total loans 30 days or more delinquent            6.5           6.5         7.3         9.3         7.9
Net charge-offs -- Leases:
  Amount                                         16,220        15,074       9,567       5,846    $  3,747
  As a percentage of average gross
    receivables                                     2.7%          2.7%        2.2%        1.9%        1.9%
Net charge-offs -- Business Cards:
  Amount                                       $ 43,732    $   18,928    $  4,210         N/A         N/A
  As a percentage of average gross
    receivables                                     5.9%          3.7%        2.6%
---------------------------------------------------------------------------------------------------------
CONSUMER CREDIT CARDS -- MANAGED
Nonperforming assets                                N/A    $  101,298    $ 89,064    $ 20,516    $ 14,227
Accruing loans past due 90 days or more             N/A       203,069     228,822      84,878      40,721
Impaired assets                                     N/A       304,367     317,886     105,394      54,948
Total loans 30 days or more delinquent              N/A       594,403     632,083     262,299     133,121
As a percentage of gross receivables:
  Nonperforming assets                              N/A            .9%         .7%         .2%         .2%
  Accruing loans past due 90 days or more           N/A           1.8         1.8          .8          .6
  Impaired assets                                   N/A           2.7         2.5         1.1          .8
  Total loans 30 days or more delinquent:
    New methodology(2)                              N/A           5.3         5.0
    Prior methodology                                                         4.6(3)      2.6         2.0
Net charge-offs:
    Amount                                     $129,955    $  795,928    $451,239    $193,160    $115,218
    As a percentage of average gross
      receivables:
      New methodology(2)                            7.0%          7.0%        3.7%
      Prior methodology                                                       4.1(3)      2.5%        2.5%
---------------------------------------------------------------------------------------------------------

(1) Includes consumer credit cards through February 20, 1998.

(2) The 1998, 1997 and 1996 figures reflect the adoption of a new charge-off methodology in August 1996 relating to consumer credit card bankruptcies (see Asset Quality).

(3) Pro forma calculation reflecting charge-off of all credit card bankruptcies within 30 days of notification.

(4) In 1994, the Company implemented a new mortgage loan charge-off policy (see Asset Quality).

(5) Includes mortgage and home equity loans for all years presented and auto loans beginning in 1996.

(6) Includes leases for all years presented and business cards beginning in 1996.

     The following tables provide a summary of allowances, impaired assets, delinquencies and charge-offs for the past five years:

                                                                       DECEMBER 31,
($ IN THOUSANDS)                                   -----------------------------------------------------
                                                    1998        1997        1996       1995       1994
--------------------------------------------------------------------------------------------------------
CONSOLIDATED -- OWNED(1)
Allowance for credit losses                        $33,437    $137,773    $ 89,184    $53,494    $41,617
Nonperforming assets                                49,568      51,149      29,822     21,856     31,949
Accruing loans past due 90 days or more                 30      49,458      40,597     17,399     11,354
Impaired assets                                     49,598     100,607      70,419     39,255     43,303
Total loans 30 days or more delinquent              73,755     201,891     145,613     76,859     67,904
As a percentage of gross receivables:
  Allowance for credit losses                          2.9%        4.1%        3.4%       1.9%       2.1%
  Nonperforming assets                                 4.3         1.5         1.1         .8        1.6
  Accruing loans past due 90 days or more               .0         1.5         1.5         .6         .6
  Impaired assets                                      4.3         3.0         2.7        1.4        2.2
  Total loans 30 days or more delinquent:
    New methodology(2)                                 6.4         5.9         5.5
    Prior methodology                                                          5.3(3)     2.8        3.5
Net charge-offs:
  Amount                                           $53,107    $151,222    $ 70,576    $42,549    $35,293
  As a percentage of average gross receivables:
    New methodology(2)                                 3.7%        5.6%        2.3%
    Prior methodology                                                          2.5(3)     2.3%       2.6%
--------------------------------------------------------------------------------------------------------
ADVANTA MORTGAGE LOANS -- OWNED(4)(5)
Allowance for credit losses                        $20,092    $  5,822    $  8,785    $ 3,360    $ 5,164
Nonperforming assets                                38,734      23,234      13,005     18,676     27,379
Total loans 30 days or more delinquent              56,131      42,916      28,546     20,348     23,958
As a percentage of gross receivables:
  Allowance for credit losses                          2.4%        1.2%        2.3%       1.0%       3.6%
  Nonperforming assets                                 4.6         4.9         3.5        5.8       19.2
  Total loans 30 days or more delinquent               6.7         9.0         7.6        6.3       16.8
Net charge-offs -- Mortgage:
  Amount                                           $ 3,658    $  2,310    $  3,049    $ 5,962    $11,689
  As a percentage of average gross receivables          .5%         .4%        1.3%       3.2%       9.7%
Net charge-offs -- Auto:
  Amount                                           $ 7,648    $  3,524    $     10        N/A        N/A
  As a percentage of average gross receivables        16.1%        5.8%         .1%
--------------------------------------------------------------------------------------------------------
LEASES AND BUSINESS CARDS  -- OWNED(6)
Allowance for credit losses                        $ 9,611    $  9,798    $  4,241    $ 1,577    $ 1,076
Nonperforming assets                                10,596       6,705       2,927        714      1,068
Impaired assets                                     10,603       6,740       2,927        714      1,068
Total loans 30 days or more delinquent              16,946      17,799       9,462      4,350      8,459
As a percentage of gross receivables:
  Allowance for credit losses                          3.2%        3.3%        2.0%       1.7%       1.3%
  Nonperforming assets                                 3.5         2.2         1.4        0.8        1.2
  Impaired assets                                      3.5         2.3         1.4        0.8        1.2
  Total loans 30 days or more delinquent               5.6         6.0         4.4        4.6        9.8
Net charge-offs -- Leases:
  Amount                                           $ 3,491    $  2,170    $    833    $ 1,139    $   914
  As a percentage of average gross receivables         2.5%        1.5%         .7%       1.4%       1.5%
Net charge-offs -- Business Cards:
  Amount                                           $10,033    $  6,198    $  2,169        N/A        N/A
  As a percentage of average gross receivables         6.9%        3.3%        2.5%
--------------------------------------------------------------------------------------------------------
CONSUMER CREDIT CARDS -- OWNED
Allowance for credit losses                            N/A    $118,420    $ 76,084    $36,289    $27,486
Nonperforming assets                                   N/A      21,055      13,890      2,466      3,502
Accruing loans past due 90 days or more                N/A      49,410      40,574     17,385     11,238
Impaired assets                                        N/A      70,465      54,464     19,851     14,740
Total loans 30 days or more delinquent                 N/A     141,000     107,263     50,651     35,156
As a percentage of gross receivables:
  Allowance for credit losses                          N/A         4.6%        3.7%       1.6%       1.6%
  Nonperforming assets                                 N/A          .8          .7         .1         .2
  Accruing loans past due 90 days or more              N/A         1.9         2.0         .7         .6
  Impaired assets                                      N/A         2.7         2.7         .8         .9

                                                                       DECEMBER 31,
($ IN THOUSANDS)                                   -----------------------------------------------------
                                                    1998        1997        1996       1995       1994
--------------------------------------------------------------------------------------------------------
    Total loans 30 days or more delinquent:
    New methodology(2)                                 N/A         5.5         5.2
    Prior methodology                                                          5.0(3)     2.2        2.0
Net charge-offs:
  Amount                                           $28,278    $137,017    $ 64,521    $35,425    $22,688
  As a percentage of average gross receivables:
    New methodology(2)                                 7.4%        7.9%        2.5%
    Prior methodology                                                          2.7(3)     2.2%       1.9%
--------------------------------------------------------------------------------------------------------

(1) Includes consumer credit cards through February 20, 1998.

(2) The 1998, 1997 and 1996 figures reflect the adoption of a new charge-off methodology in August 1996 relating to consumer credit card bankruptcies (see Asset Quality).

(3) Pro forma calculation reflecting charge-off of all credit card bankruptcies within 30 days of notification.

(4) In 1994, the Company implemented a new mortgage loan charge-off policy (see Asset Quality).

(5) Includes mortgage and home equity loans for all years presented and auto loans beginning in 1996.

(6) Includes leases for all years presented and business cards beginning in 1996.

COSTS AND EXPENSES ASSOCIATED WITH FLEET TRANSACTION/TENDER OFFER

     Pursuant to the Tender Offer, the Company purchased 7,882,750 shares of its Class A Common Stock and 12,482,850 of its Class B Common Stock at $40 per share net, and 1,078,930 of its SAILS Depositary Shares at $32.80 per share, net. Contingent on the Fleet Transaction, the Company accelerated vesting of 43.15% of outstanding options that were not vested at the time of the closing of the Fleet Transaction. In connection with the Tender Offer, present and former directors and employees who held exercisable options to purchase Class A and Class B Common Stock tendered such options in lieu of first exercising such options and tendering the underlying stock. The Company used approximately $850 million (before taking into account the exercise price of options) to repurchase the shares in the Tender Offer. In addition, the Company also amended the terms of options granted to employees who became employees of the LLC or whose employment with the Company was otherwise terminated in connection with the Fleet Transaction (the "Affected Employees") to extend the post-employment exercise period. Although there was a charge to earnings associated with this amendment, there was no net impact to capital in connection with this amendment. The Company also canceled options issued to certain members of the Board of Directors and replaced the canceled options with stock appreciation rights.

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

     In connection with the Company's evaluation of strategic alternatives and the Fleet Transaction, the Company adopted special retention programs. Under these programs, certain employees are entitled to receive special payments based on their targeted bonuses and contingent upon their continued employment with the Company or a successor entity. The first payments under the special retention programs were made in March 1998. Further, in March 1998, the Company identified employees that would be terminated in connection with the Fleet Transaction as part of the corporate restructuring to reduce corporate expenses. During the first quarter of 1998, the corporate restructuring was approved by the Board of Directors and affected employees were informed of the termination benefits they would receive. Substantially all of these employees ceased employment with the Company prior to April 30, 1998.

     The Company recorded a $62.3 million pretax charge to earnings in connection with the foregoing plans, plan amendments and workforce reduction activities.

EXPENSE ASSOCIATED WITH EXITED BUSINESS/PRODUCTS

     In connection with the Company's efforts to reduce expenses associated with business and product offerings which are not directly associated with its mortgage and business services units, management approved exit and disposition plans during the first quarter of 1998 related to certain businesses and products previously offered. The Company recorded charges in the quarter ended March 31, 1998 related to costs to be incurred by the Company in executing these plans, including contractual obligations to customers for which no future revenue will be received, and contractual vendor obligations for services from which no future benefit will be derived. The charges also include termination benefits to employees associated with the businesses and products identified in the exit plan. Related to the exit plan, certain assets were identified for disposal and written down to estimated realizable value. In addition, the Company recognized investment banking, professional and consulting fees that were contingent upon completion of the Fleet Transaction as well as other professional and consulting fees associated with the Company's corporate restructuring. During the quarter ended March 31, 1998, the Company recorded a $54.1 million pretax charge to earnings in connection with these exit plans.

ASSET IMPAIRMENT/DISPOSAL

     In connection with the Company's plans to reduce corporate expenses, certain assets were identified for disposal and the carrying cost thereof (approximately $17 million) was written off or written down to estimated realizable value. Approximately $8.3 million was classified as expense associated with exited business/products. These assets consisted principally of leasehold improvements and various other assets.

INCOME TAXES

     In 1998, the Company recorded a consolidated income tax benefit of $9.0 million, as a result of the federal tax treatment of its contribution of assets associated with the Fleet Transaction. The Company's consolidated income tax expense was $24.9 million in 1997, or an effective tax rate of 26%. Tax expense for 1996 was $89.1 million, or an effective rate of 34%. The decrease in the effective tax rate from 1996 to 1997 resulted from a higher level of insurance-related activities, and tax credits from affordable housing investments in combination with a lower level of pretax income.

ASSET/LIABILITY MANAGEMENT

     The Company's financial condition is managed with a focus on maintaining high credit quality standards, disciplined management of market risks and prudent levels of leverage and liquidity.

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

     The Company's exposure to equity price risk is immaterial relative to expected overall financial performance. The Company's financial performance can, however, be affected by fluctuations in interest rates, changes in economic conditions, shifts in customer behavior, and other factors. Changes in economic conditions and shifts in customer behavior are difficult to predict, and the financial performance of the Company generally cannot be insulated from such forces.

     Financial performance variability as a result of fluctuations in interest rates is commonly called interest rate risk. Interest rate risk generally results from mismatches in the timing of asset and liability repricing (gap risk) and from differences between the repricing indices of assets and liabilities (basis risk).

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

     The Company has measured its interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques (see
Note 18 to Consolidated Financial Statements). The Company estimates that its net interest income over a twelve month period would approximately increase or decrease by 5.0%, respectively, if interest rates were to rise or fall by 200 basis points. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

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

     In addition to interest rate risk, the Company has other financial instruments, namely capitalized servicing rights and interest-only strips, that are subject to prepayment risk. Prepayments are principal payments received in excess of scheduled principal payments. Prepayments generally result from entire loan payoffs due largely to refinancing a loan or selling a home. Actual or anticipated prepayment rates are expressed in terms of a constant prepayment rate ("CPR"), which represents the annual percentage of beginning loan balances that prepay. To a degree, prepayment rates are related to market interest rates and changes in those interest rates. The relationship between them, however, is not precisely determinable. Accordingly, the Company believes it is more relevant to disclose the fair value sensitivity of these instruments based on changes in prepayment rate assumptions rather than based on changes in interest rates.

     The Company's capitalized servicing rights and interest only strips are derived from both fixed and variable rate loans, the majority of which are fixed. Fixed and variable rate loans are currently prepaying at different rates and are expected to continue this behavior in the future. The Company has estimated the impact on the fair value of these assets assuming a change in prepayments of 2.9% CPR for fixed rate loans and 3.8% CPR for variable rate loans. The Company has estimated that these changes in prepayment assumptions could result in a $32 million change in the combined fair value of these assets. These estimates do not factor in the impact of changes in the interest rate environment associated with the changes in the prepayment rates. Changes in interest rates generally affect the level of loan originations. Prepayment assumptions are not the only assumptions in the fair value calculation for these assets, but they are the most influential. Other key assumptions are not directly impacted by market forces as defined earlier. The above prepayment scenarios do not reflect management's expectation regarding the future direction of prepayments, and they depict only two possibilities out of a large set of possible scenarios.

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

     As part of this approval process, a market risk analysis is completed to determine the potential impact on the Company from severe negative (i.e., stressed) movements in market rates. By policy, derivatives transactions may only be used to manage the Company's exposure to interest rate risk or for cost reduction and may not be used for speculative purposes. As such, the impact of any derivatives transaction is calculated using the Company's asset/liability model to determine its suitability.

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

     For each counterparty, credit exposure amounts are calculated in a stressed environment and represent the maximum aggregate credit exposure from derivatives and other capital market transactions the Company is willing to accept from an individually approved counterparty. To manage counterparty exposure, the Company also uses negotiated agreements that establish threshold exposure amounts for each counterparty above which the Company has the right to call for and receive collateral for the amount of such excess, thereby limiting its exposure to the threshold amount. The threshold levels can be fixed or may change as the credit rating of the counterparty changes, and in all cases, the threshold levels are well below the maximum allowable exposure amounts described above.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company will adopt SFAS No. 133 effective January 1, 2000. The Company anticipates that the adoption of SFAS No. 133 will not have a material effect on the results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. During 1998, the Company, through its subsidiaries, securitized or sold approximately $4.9 billion of Advanta Mortgage loans and $.4 billion of business card and lease receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future mortgage loan and business card and lease receivable growth. Cash and equivalents exceed amounts normally held to protect against the uncertain liquidity environment during 1998. At December 31, 1998, the Company had approximately $.3 billion of federal funds sold, $.5 billion of loan and lease receivables held for sale, $.5 billion of trading investments, and $.5 billion of investments available for sale which could be sold to generate additional liquidity.

     The Company's funding strategy for 1999 relies heavily on cash, cash equivalents and investments as well as deposit gathering activity at both Advanta National Bank ("ANB", the successor by merger of Advanta National Bank USA ("AUS") formerly Colonial National Bank USA and Advanta National Bank, a credit card bank chartered in 1995 ("Old ANB")) and Advanta Bank Corp. ("ABC", formerly Advanta Financial Corp., and together with ANB, the "Banks").

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

     After paying down approximately $263 million in long-term debt, the Company closed 1998 with unrestricted cash, cash equivalents and marketable securities of approximately $458 million at the parent company level and $761 million at the Company's two banks. Equity, including capital securities, was approximately $660 million at December 31, 1998. Beginning in the fourth quarter of 1998, the Company commenced efforts to increase the use of on-balance sheet funding over time and decrease its degree of reliance on securitizations structured as sales. This will include greater use of deposit funding through the

Company's two banks and the use of other funding sources, which are accounted for as debt. During 1999, the Company intends to utilize a portion of its high liquidity to fund on-balance sheet portfolio growth.

     As of December 31, 1998, ANB's total deposits were $1.5 billion after a significant portion of its deposits were contributed to the LLC in the first quarter of this year in connection with the Fleet Transaction. At December 31, 1998, ABC, a Utah state-chartered, FDIC-insured industrial loan corporation, had total deposits of $206.2 million. Total deposits increased approximately $777.0 million and $37.8 million for ANB and ABC, respectively, from March 31, 1998. This deposit growth reflects the Company's strategy to increase funding at the Banks as the reliance on securitization diminishes.

     During May of 1998, ANB offered to repurchase its outstanding Bank Notes that were not assumed by the LLC in connection with the Fleet Transaction. ANB repurchased $93.4 million of Bank Notes; $7.4 million of Bank Notes that were not tendered remained outstanding.

     At December 31, 1998, ANB held $501.6 million of AAA rated classes of Advanta Mortgage Loan Trust 1998-2 and Advanta Mortgage Loan Trust 1998-4 securities as trading investments. These investments are consistent with ANB's liquidity management objectives and its high levels of liquidity. By holding these securities, ANB receives an attractive yield and maintains flexibility for future funding requirements.

     During the third quarter of 1998, the Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's Class A and Class B common stock and the formation of an Employee Stock Ownership Plan ("ESOP"). At December 31, 1998, the Company had repurchased approximately 1.1 million shares of Class A common stock and approximately 446,000 shares of Class B common stock. Of this total, 1 million Class A shares were purchased for the ESOP.

     Funding diversification has been an essential component of the Company's liquidity and capital management. The Company and the Banks have utilized both retail and institutional on-balance sheet funding sources issuing a variety of debt and deposit products. The Company and the Banks also have utilized a secured revolving credit facility and off-balance sheet securitization funding (described below).

     On August 21, 1998, AMCUSA and its subsidiaries and ANB increased their secured revolving credit facility to $750 million from $500 million, and the committed portion was increased from $250 million to $375 million. In December 1998, these same entities entered into a new $250 million commercial paper conduit facility. In the first quarter of 1999, the previously engaged $500 million commercial paper facility secured in December 1997, was reduced to $304 million, and will expire in the second quarter of 1999. During 1998, Advanta Bank Corp. entered into a new commercial paper facility secured by business credit card receivables for $200 million. Also, deposit sources proved readily expandable in 1998 as demonstrated in the growth noted above. In addition, notwithstanding the Company's current liquidity, efforts continue to develop new sources of funding, both through previously untapped customer segments and through development of new financing structures.

     The following tables detail the composition of the deposit base and the composition of debt and other borrowings at year end for each of the past five years.

COMPOSITION OF DEPOSIT BASE

($ IN MILLIONS)                                               AS OF DECEMBER 31,
                              ----------------------------------------------------------------------------------
                                   1998             1997             1996             1995             1994
                              --------------   --------------   --------------   --------------   --------------
                               AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %
----------------------------------------------------------------------------------------------------------------
Demand deposits               $    4.3     0%  $   41.6     1%  $   28.3     1%  $   91.7     5%  $   64.5     5%
Money market savings             181.5    10      506.8    17      329.7    18      277.5    14      301.7    26
Time deposits of $100,000 or
  less                         1,445.8    83    2,163.0    72      978.6    53      965.5    51      691.0    60
Time deposits of more than
  $100,000                       118.2     7      306.2    10      523.5    28      571.9    30      102.2     9
----------------------------------------------------------------------------------------------------------------
Total deposits                $1,749.8   100%  $3,017.6   100%  $1,860.1   100%  $1,906.6   100%  $1,159.4   100%
----------------------------------------------------------------------------------------------------------------

COMPOSITION OF DEBT AND OTHER BORROWINGS

($ IN MILLIONS)                                               AS OF DECEMBER 31,
                              ----------------------------------------------------------------------------------
                                   1998             1997             1996             1995             1994
                              --------------   --------------   --------------   --------------   --------------
                               AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %
----------------------------------------------------------------------------------------------------------------
Subordinated notes and
  certificates                $    1.5     0%  $   55.5     2%  $   71.1     3%  $   76.2     4%  $  282.1    20%
Senior notes and
  certificates                   145.6    14      151.0     7      208.3     8      200.6    11          0     0
Short-term bank notes                0     0      242.0    11      309.3    13       25.0     1       85.0     6
Medium-term bank notes             7.3     1      669.5    29      835.6    34      322.7    18          0     0
5 1/8% notes, due 1996               0     0          0     0          0     0      150.0     8      149.9    11
Medium-term notes                866.5    81    1,099.5    48      880.8    36      504.7    28      359.7    25
Value notes                        9.3     1       30.7     1          0     0          0     0          0     0
Term fed funds                       0     0          0     0       10.0     0      443.0    25      309.0    22
Securities sold under
  agreements to repurchase           0     0          0     0          0     0          0     0       86.5     6
Lines of credit and term
  funding arrangements            18.5     2        3.9     0       40.0     0          0     0       50.0     4
Other borrowings                  17.8     1       48.9     2      107.0     6       81.8     5       80.9     6
----------------------------------------------------------------------------------------------------------------
Total debt and other
  borrowings                  $1,066.5   100%  $2,301.0   100%  $2,462.1   100%  $1,804.0   100%  $1,403.1   100%
----------------------------------------------------------------------------------------------------------------

     At December 31, 1998, ANB's and ABC's combined total capital ratios (combined Tier I and Tier II capital) were 12.12% and 14.13%, respectively. At December 31, 1997, ANB's and ABC's combined total capital ratios (combined Tier I and Tier II capital) were 16.39% and 18.02%, respectively. In each case, ANB and ABC met the requirements of their respective regulatory agencies, and each were categorized as well-capitalized under the regulatory framework for prompt corrective action.

     In addition, the Company's insurance subsidiaries are subject to certain capital, deposit and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 1998 and 1997, the insurance subsidiaries were in compliance with such rules and regulations.

CAPITAL EXPENDITURES

     The Company spent $45.4 million for capital expenditures in 1998, primarily for the construction of buildings in Pennsylvania for the mortgage division, leasehold improvements, additional space in existing buildings, office and voice communication equipment and furniture and fixtures. This compared to $79.2 million for capital expenditures in 1997 and $84.2 million in 1996. In 1999, the Company anticipates capital expenditures to be lower than the level incurred in 1998.

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

     In connection with the Year 2000 Issue, the Company has organized a separate Year 2000 Project Office (the "Project Office") managed by a team led by a senior information technology manager to assess whether the computer systems and applications used by the Company are Year 2000 compliant and to implement appropriate responses in the event any of such systems and applications are not compliant. The Project Office has developed standards for its work based on the work of leading authorities in the field. The Project Office reports to the Company's Year 2000 Steering Committee which consists of the Company's Chief Information Officer, head of each of the Company's business units, the General Counsel and other key members of corporate senior management. In addition, the Company's Internal Audit Department has assigned a senior information technology auditor to monitor all Year 2000 Issues and developments for the Audit Committee of the Company's Board of Directors. The Company has also engaged independent consultants to assist in the verification and validation processes to assure the reliability of the Company's risk and cost estimates.

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

VALIDATION                   Test of systems to validate that they are Year 2000
                               compliant.

CONTINGENCY PLANNING         Develop options in the event that any or all of the
                               IT and non-IT systems fail or cannot be made Year 2000 compliant.

IMPLEMENTATION               Certify that systems are Year 2000 compliant.
                               Implement contingency plans for any non-compliant system.

     The Company has completed the Awareness and Assessment phases, and has substantially completed the Renovation, Validation and Contingency Planning phases of its Year 2000 compliance program with respect to both internal mission critical IT and non-IT systems. Each of the Company's business units has completed the evaluation of its systems, applications and vendor lists, including identifying and prioritizing "mission-critical" systems, and is implementing project plans to modify existing computer programs, convert to new programs or replace systems to the extent necessary to address the Year 2000 Issue. On an ongoing basis, the Company is also providing customer awareness training for customer-centered employees that will equip them to respond to customer inquiries about the Company's Year 2000 readiness. The Company has substantially completed testing of its internal mission-critical systems and the development of contingency plans as of the end of 1998. The Company is in the process of completing the Renovation, Validation and Implementation of systems which are provided by third parties, and expects this to be substantially complete by March 31,1999. In addition, all non-mission critical applications are being addressed, and the Company expects the Renovation and Implementation phases to be substantially complete by June 30, 1999.

     The Company has identified its significant business relationships, including without limitation vendors, customers and asset management and funding counterparties, to assess the potential impact on the Company's operations if those third parties and/or their products or systems fail to become Year 2000 compliant in a timely manner. The Company has mailed questionnaires to third parties with which it maintains a significant business relationship to help identify which of those third parties and/or their products or systems will not be Year 2000 compliant. In addition, the Company regularly reviews Internet websites to monitor and assess the level of Year 2000 compliance of vendors, suppliers and other third parties. Evaluation of questionnaire responses, risk assessments, action steps and contingency plans related to significant third party relationships are expected to be complete within the time frames established by the FFIEC guidelines as adopted by the OCC and FDIC. Non-compliant products are being evaluated for remediation, replacement or retirement. To date, the Company is not aware of any material third party business relationship, product or system with a Year 2000 problem that management believes would have a material adverse effect on the Company. However, there can be no assurance that the systems and products used by outside service providers or other third parties upon which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The Company's Year 2000 compliance program also includes the development of contingency plans for each of the Company's business units in the event that remediation or replacement plans are not successfully implemented. The contingency plans are designed to protect its business and operations from business interruptions related to the Year 2000 Issue and, by way of example, may include back-up procedures or the identification of alternative suppliers, where practical. Each of the Company's business units has developed, and is validating, its contingency plans. Many of the functions performed by the products and systems used by the Company, which operate automatically, can be performed manually. Consequently, in the event these products or systems experience isolated failures as a result of the Year 2000 problem, the disruption caused by such isolated failures should not have a material adverse effect on the Company. There can be no assurances, however, that any of the Company's contingency plans will be sufficient to anticipate or address all of the problems or issues that may arise.

     The Company has established a two-year budget for 1998 and 1999 of approximately $20.9 million, including capital expenditures, to address the Year 2000 Issue. This budget includes approximately $5.3 million to cover the costs associated with diverted personnel. Of the total budget, the Company has allocated approximately $9.5 million for contingencies. Based on current information, the Company believes that the budget will be sufficient to cover its expenditures associated with the Year 2000 Issue. As of December 31, 1998, exclusive of costs associated with diverted personnel, the Company has spent approximately $3.1 million in operating expenses and approximately $900,000 in capital expenditures. Funding for the project is being provided out of operating revenues. The Company notes that GAAP generally requires that the costs of becoming Year 2000 compliant, including without limitation modifying computer software or converting to new programs, be charged to expense as they are incurred. Therefore, except for the cost of replacement systems or other items that have a future use, the Company will expense the cost of the Year 2000 project as incurred. The Company has deferred development on selected business systems due to Year 2000 priorities. These deferrals are not expected to have a material effect on the financial condition and results of operations of the Company.

     The Company believes that the Year 2000 Issue will not pose significant operational problems for it and will not have a material adverse effect on its future financial condition, liquidity or results of operations during 1999 and in future periods. The projected costs and expenditures and project completion dates are based on management's best estimates, are subject to the performance of third parties over which the Company has no control and may be updated from time to time as additional information becomes available.

CONSOLIDATED BALANCE SHEETS

($ IN THOUSANDS)
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
--------------------------------------------------------------------------------------
ASSETS
Cash                                                          $   90,597    $   57,953
Federal funds sold                                               267,400       156,500
Restricted interest-bearing deposits                              80,028       543,239
Trading investments                                              501,563            --
Investments available for sale                                   521,410     1,222,272
Subordinated trust assets                                        284,528       170,281
Loan and lease receivables, net:
  Held for sale                                                  527,644     1,452,560
  Other                                                          611,289     1,923,986
--------------------------------------------------------------------------------------
Total loan and lease receivables, net                          1,138,933     3,376,546
Retained interest-only strip                                     247,381       191,868
Premises and equipment (at cost, less accumulated
  depreciation of $38,377 in 1998 and $83,746 in 1997)            84,396       152,215
Other assets                                                     579,514       815,258
--------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $3,795,750    $6,686,132
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                         $    4,324    $   41,595
  Interest-bearing                                             1,745,466     2,976,016
--------------------------------------------------------------------------------------
  Total deposits                                               1,749,790     3,017,611
  Long-term debt                                               1,030,147     2,248,172
  Other borrowings                                                36,301        52,774
  Other liabilities                                              319,208       340,625
--------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              3,135,446     5,659,182
--------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely subordinated
  debentures of the Company                                      100,000       100,000
STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par value:
  Authorized, issued and outstanding -- 1,010 shares in 1998
     and 1997                                                      1,010         1,010
Class B preferred stock, $.01 par value:
  Authorized -- 1,000,000 shares; Issued -- 14,211 shares in
     1998 and 25,000 in 1997                                           0             0
Class A voting common stock, $.01 par value;
  Authorized -- 214,500,000 shares; Issued -- 10,375,489
     shares in 1998 and 18,193,885 shares in 1997                    104           182
Class B non-voting common stock, $.01 par value;
  Authorized -- 230,000,000 shares; Issued -- 16,294,825
     shares in 1998 and 26,564,546 shares in 1997                    163           266

($ IN THOUSANDS)
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
--------------------------------------------------------------------------------------
Additional paid-in capital                                       229,304       379,543
Deferred compensation                                            (17,214)      (25,353)
Unearned ESOP shares                                             (12,550)           --
Accumulated other comprehensive income                               (91)           50
Retained earnings                                                382,092       585,659
  Less: Treasury stock at cost, 55,000 Class A and 972,768
     Class B common shares in 1998 and 418,286 Class B
     common shares in 1997                                       (22,514)      (14,407)
--------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       560,304       926,950
--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $3,795,750    $6,686,132
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED INCOME STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)                           YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
-----------------------------------------------------------------------------------------------
REVENUES:
Gain on sale of receivables                              $  148,641    $  117,474    $  106,156
Interest income                                             241,090       435,274       354,927
Servicing revenues                                          143,829       249,293       204,206
Consumer credit card securitization income                   64,796       252,631       258,066
Gain on transfer of consumer credit card business           541,288            --            --
Gain on sale of consumer credit cards                            --            --        33,820
Other revenues, net                                          64,376       208,083       197,322
-----------------------------------------------------------------------------------------------
  Total revenues                                          1,204,020     1,262,755     1,154,497
-----------------------------------------------------------------------------------------------
EXPENSES:
Salaries and employee benefits                              185,566       247,287       182,666
Other operating expenses                                    203,078       383,554       340,508
Interest expense                                            184,275       324,558       269,700
Provision for credit losses                                  67,193       210,826        96,862
Severance and outplacement costs
  associated with workforce reduction, option exercise
  and other employee costs associated with Fleet
  Transaction/Tender Offer                                   62,257            --            --
Expense associated with exited business/product              54,115            --            --
Asset impairment                                              8,700            --            --
-----------------------------------------------------------------------------------------------
  Total expenses                                            765,184     1,166,225       889,736
-----------------------------------------------------------------------------------------------
Income before income taxes                                  438,836        96,530       264,761
Income taxes (benefit)                                       (9,044)       24,905        89,104
-----------------------------------------------------------------------------------------------
  Net income                                             $  447,880    $   71,625    $  175,657
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Basic earnings per share
-----------------------------------------------------------------------------------------------
  Class A                                                $    16.62    $     1.45    $     4.08
  Class B                                                     16.68          1.57          4.19
  Combined                                                    16.65          1.52          4.15
-----------------------------------------------------------------------------------------------
Diluted earnings per share
-----------------------------------------------------------------------------------------------
  Class A                                                $    15.69    $     1.43    $     3.86
  Class B                                                     15.73          1.54          3.91
  Combined                                                    15.71          1.50          3.89
-----------------------------------------------------------------------------------------------
Basic weighted average shares outstanding
-----------------------------------------------------------------------------------------------
  Class A                                                    11,174        18,172        17,621
  Class B                                                    15,500        24,635        23,174
  Combined                                                   26,674        42,807        40,795
-----------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding
-----------------------------------------------------------------------------------------------
  Class A                                                    11,182        18,235        18,031
  Class B                                                    17,313        25,266        27,042
  Combined                                                   28,495        43,501        45,073

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

($ IN THOUSANDS)

                                    -------------------------------------------------------------------------------------
                                                                                                               DEFERRED
                                                     CLASS A     CLASS B    CLASS A   CLASS B   ADDITIONAL   COMPENSATION
                                    COMPREHENSIVE   PREFERRED   PREFERRED   COMMON    COMMON     PAID-IN      & UNEARNED
                                       INCOME         STOCK       STOCK      STOCK     STOCK     CAPITAL     ESOP SHARES
-------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1995                             $1,010        $0        $175      $ 240    $ 301,931      $(21,637)
Net Income                            $175,657
Other comprehensive income (loss):
 Foreign currency translation
   adjustments, net of tax benefit
   (expense) of $319                      (593)
 Change in unrealized
   appreciation(depreciation) of
   investments, net of tax benefit
   (expense) of $182                      (338)
                                      --------
Comprehensive Income                  $174,726
                                      ========
Preferred and common cash
 dividends declared
Exercise of stock options                                                       4          7        7,503
Issuance of stock:
 Benefit plans                                                                             9       36,000       (33,815)
Amortization of deferred
 compensation                                                                                                    11,960
Termination/tax benefit -- benefit
 plans                                                                                              5,045         2,263
-------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1996                             $1,010        $0        $179      $ 256    $ 350,479      $(41,229)
Net Income                            $ 71,625
Other comprehensive income (loss):
 Foreign currency translation
   adjustment net of tax benefit
   (expense) of ($289)                     536
 Change in unrealized
   appreciation(depreciation) of
   investments, net of tax benefit
   (expense) of ($251)                     466
                                      --------
Comprehensive Income                  $ 72,627
                                      ========
Preferred and common cash
 dividends declared
Exercise of stock options                                                       3          6        8,468
Issuance of stock:
 Dividend reinvestment                                                                                857
 Benefit plans                                                                             4       14,524       (11,159)
Amortization of deferred
 compensation                                                                                                    11,343
Termination/tax benefit -- benefit
 plans                                                                                              5,215        15,692
-------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1997                             $1,010        $0        $182      $ 266    $ 379,543      $(25,353)
Net Income                            $447,880
Other comprehensive income (loss):
 Foreign currency translation
   adjustment net of tax benefit
   (expense) of $109                      (202)
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   ($33)                                    61
                                      --------
Comprehensive Income                  $447,739
                                      ========
Tender offer                                                                  (79)      (113)    (160,861)
Preferred and common cash
 dividends declared
Exercise of stock options                                                       1          2        3,102
Issuance of stock:
 Dividend reinvestment                                                                                 89
 Benefit plans                                                                            13       22,647       (20,605)
Amortization of deferred
 compensation                                                                                                     8,193
Termination/tax benefit -- benefit
 plans                                                                                    (5)     (15,214)       20,551
Stock buyback
ESOP stock purchase                                                                                             (12,569)
ESOP shares committed to be
 released                                                                                              (2)           19
-------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1998                             $1,010        $0        $104      $ 163    $ 229,304      $(29,764)
-------------------------------------------------------------------------------------------------------------------------

                                    ----------------------------------------------------
                                     ACCUMULATED
                                        OTHER                                  TOTAL
                                    COMPREHENSIVE   RETAINED    TREASURY   STOCKHOLDERS'
                                       INCOME       EARNINGS     STOCK        EQUITY
----------------------------------  ----------------------------------------------------
Balance at Dec. 31, 1995                $ (21)      $ 391,266   $      0     $ 672,964
Net Income                                            175,657                  175,657
Other comprehensive income (loss):
 Foreign currency translation
   adjustments, net of tax benefit
   (expense) of $319                     (593)                                    (593)
 Change in unrealized
   appreciation(depreciation) of
   investments, net of tax benefit
   (expense) of $182                     (338)                                    (338)
Comprehensive Income
Preferred and common cash
 dividends declared                                   (24,588)                 (24,588)
Exercise of stock options                                                        7,514
Issuance of stock:
 Benefit plans                                                     2,228         4,422
Amortization of deferred
 compensation                                                                   11,960
Termination/tax benefit -- benefit
 plans                                                            (2,270)        5,038
------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1996                $(952)      $ 542,335   $    (42)    $ 852,036
Net Income                                             71,625                   71,625
Other comprehensive income (loss):
 Foreign currency translation
   adjustment net of tax benefit
   (expense) of ($289)                    536                                      536
 Change in unrealized
   appreciation(depreciation) of
   investments, net of tax benefit
   (expense) of ($251)                    466                                      466
Comprehensive Income
Preferred and common cash
 dividends declared                                   (28,301)                 (28,301)
Exercise of stock options                                                        8,477
Issuance of stock:
 Dividend reinvestment                                                             857
 Benefit plans                                                     1,297         4,666
Amortization of deferred
 compensation                                                                   11,343
Termination/tax benefit -- benefit
 plans                                                           (15,662)        5,245
---------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1997                $  50       $ 585,659   $(14,407)    $ 926,950
Net Income                                            447,880                  447,880
Other comprehensive income (loss):
 Foreign currency translation
   adjustment net of tax benefit
   (expense) of $109                     (202)                                    (202)
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   ($33)                                   61                                       61
Comprehensive Income
Tender offer                                         (640,553)                (801,606)
Preferred and common cash
 dividends declared                                   (10,894)                 (10,894)
Exercise of stock options                                                        3,105
Issuance of stock:
 Dividend reinvestment                                                              89
 Benefit plans                                                                   2,055
Amortization of deferred
 compensation                                                                    8,193
Termination/tax benefit -- benefit
 plans                                                            (3,558)        1,774
Stock buyback                                                     (4,549)       (4,549)
ESOP stock purchase                                                            (12,569)
ESOP shares committed to be
 released                                                                           17
-------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1998                $ (91)      $ 382,092   $(22,514)    $ 560,304
-------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                      ($ IN THOUSANDS)                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  1998            1997            1996
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                    $    447,880    $     71,625    $    175,657
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Gain on transfer of consumer credit card business             (541,288)             --              --
    Noncash expense associated with Fleet Transaction/Tender
      Offer and other exited business/products                      25,539              --              --
    Equity securities losses/(gains)                                41,750          11,426          (6,522)
    Depreciation and amortization                                   21,480          35,280          19,335
    Provision for credit losses                                     67,193         210,826          96,862
    Proceeds from sale of trading investments                      293,413              --              --
    Change in subordinated trust assets                           (114,247)        (95,237)        (41,863)
    Origination of loans held for sale                          (5,837,505)     (4,355,174)     (5,849,111)
    Principal collected on loans held for sale                      67,519          75,050          67,388
    Proceeds from sales/securitizations of loans held for
      sale                                                       5,757,960       4,303,710       5,385,055
    Change in other assets                                        (126,763)         50,871        (289,632)
    Change in other liabilities                                     15,039          47,717         147,276
    Change in retained interest-only strip                         (55,513)        (53,603)        (46,146)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                 62,457         302,491        (341,701)

INVESTING ACTIVITIES
    Change in federal funds sold and interest-bearing
      deposits                                                     (25,675)          4,541        (303,435)
    Purchase of investments available for sale                 (44,610,758)    (46,510,251)    (30,770,841)
    Proceeds from sale of investments available for sale         1,707,418       1,736,050       1,121,679
    Proceeds from maturing investments available for sale       43,591,658      44,263,776      29,388,538
    Purchase of lease portfolios/Advanta Mortgage loans            (38,190)       (141,687)       (288,753)
    Principal collected on Advanta Mortgage loans                   53,826          14,881           5,785
    Advanta Mortgage loans made to customers                      (362,000)        (47,217)       (121,060)
    Excess of cash collections over income recognized on
      direct financing leases                                       92,229          31,967          65,653
    Equipment purchased for direct financing leases                (71,546)        (39,356)       (273,180)
    Change in business card receivables, excluding sales            23,969         (92,956)         77,261
    Change in consumer credit card receivables, excluding
      sales/transfers                                             (121,845)       (571,215)        981,621
    Net change in other loans                                       (5,995)        (20,143)        (11,553)
    Purchases of premises and equipment, net                       (41,795)        (79,003)        (83,593)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                191,296      (1,450,613)       (211,878)

FINANCING ACTIVITIES
    Change in demand and savings deposits                           70,415         190,493         (11,277)
    Proceeds from sales of time deposits                         1,762,747       1,934,081       1,481,557
    Payments for maturing time deposits                           (500,447)       (967,021)     (1,516,823)
    Change in repurchase agreements and term federal funds          38,195         (10,000)       (433,000)
    Proceeds from issuance of subordinated/senior debt             401,583          24,787          41,076
    Payments on redemption of subordinated/senior debt            (936,215)        (97,609)        (38,541)
    Proceeds from issuance of medium-term notes                         --         511,217         720,545
    Payments on maturity of medium term notes                     (233,035)       (261,835)       (494,400)
    Change in notes payable                                             --        (269,612)        837,210
    Stock tender offer                                            (801,606)             --              --
    Stock buyback                                                   (4,549)             --              --
    ESOP stock purchase                                            (12,569)             --              --
    ESOP debt repayment                                                 17              --              --
    Proceeds from issuance of capital securities                        --              --         100,000
    Proceeds from issuance of stock                                  5,249          14,000          11,974
    Cash dividends paid                                            (10,894)        (28,301)        (24,581)
----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities               (221,109)      1,040,200         673,740
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                     32,644        (107,922)        120,161
Cash at beginning of year                                           57,953         165,875          45,714
----------------------------------------------------------------------------------------------------------
Cash at end of year                                           $     90,597    $     57,953    $    165,875
----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         ($ IN THOUSANDS EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Advanta Corp. (the "Company"), a Delaware corporation, is a financial services company that provides consumers and small businesses a variety of products including mortgages, equipment leases, business credit cards, insurance and deposit products. The Company services approximately 600,000 customers and manages receivables of approximately $9.8 billion. The Company also provides a full range of loan purchasing, contract servicing and securitization services to the mortgage industry. The Company operates through wholly-owned subsidiaries. Advanta Mortgage ("AMC") originates mortgage loans secured by first or junior liens. Advanta Business Services Corp. ("ABS") provides small ticket equipment leases and markets credit cards to businesses. The Company's insurance subsidiaries make available, through unaffiliated insurance carriers, specialty credit-related insurance products and services to the Company's existing customer base. Managed receivables for AMC and ABS totaled approximately $8.3 billion and $1.5 billion, respectively, at December 31, 1998. AMC's mortgage loans are originated by the Company's indirect wholly-owned subsidiary Advanta National Bank ("ANB") and other channels. ABS leases and business cards are originated by the Company's wholly-owned subsidiary Advanta Bank Corp ("ABC"). Prior to February 20, 1998, the Company issued consumer credit cards primarily through ANB. On February 20, 1998 the Company completed a transaction (the "Fleet Transaction") with Fleet Financial Group, Inc. ("Fleet") to contribute substantially all of it's consumer credit card receivables, subject to liabilities, to Fleet Credit Card LLC (the "LLC"), a limited liability company controlled by Fleet (see Note 2). Subsequent to February 20, 1998, Fleet Credit Card Services LP became the successor in interest to the LLC. References to the LLC include its successor in interest Fleet Credit Card Services LP.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for gain on sale of receivables and the retained interest-only strips, contractual mortgage servicing rights, the fair value of certain financial instruments, the allowance for credit losses, and income taxes, among others. Actual results could differ from those estimates.

     The Company has reformatted its consolidated financial statements and, accordingly, certain prior period amounts have been reclassified to conform with this presentation.

SECURITIZATION ACTIVITIES

The Company, through its subsidiaries, sells mortgage loans, business loans and leases through securitizations, typically with servicing retained. Prior to the Fleet Transaction, the Company also securitized consumer credit card receivables through its subsidiaries.

     The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), effective January 1, 1997. The transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. The adoption of SFAS 125 did not have a material effect on the Company's financial statements.

     The Company allocates the previous carrying amount of the receivables securitized between the assets sold and the retained interests, including the servicing relationship, interests in the receivables, and an interest-only strip net of any recourse obligation, based on their relative estimated fair values at the date of sale. A gain is recognized at the time of the sale, equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. The retained interest-only strip represents the fair value of the remaining interest to be collected from the borrowers on the underlying loans after the payment of pass-through interest to the certificate holders and the payment of a servicing fee to the Company in its role as servicer reduced by the estimated fair value of the Company's recourse obligation for anticipated charge-offs.

     During the "revolving period" of each credit card securitization trust, securitization income is recorded representing gains on the sale of new receivables to the trusts on a continuous basis to replenish the investors' interest in trust receivables that have been repaid by the credit cardholders.

RETAINED INTEREST-ONLY STRIP

     SFAS 125 requires that any retained interest-only strips be measured in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company accounts for the retained interest-only strips from mortgage securitizations as trading securities. These assets are recorded at estimated fair value and the resulting unrealized gain or loss from the valuation of the receivable is included in the results of operations for the period. The Company accounts for the retained interest-only strips related to leasing and business card securitizations as available for sale securities. At December 31, 1998 and 1997, unrealized gains and losses on the retained interest-only strips related to leasing and business card securitizations were not material.

     The Company estimates the fair value of retained interest-only strips based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average yield on each pool of the receivables sold over the sum of the pass-through interest rate plus the servicing fee, a trustee fee, credit enhancement costs and an estimate of future credit losses over the life of the receivables. Cash flows are discounted from the date the cash is expected to become available to the Company (the "cash-out" method). These cash flows are projected over the life of the loans and leases using prepayment, default, and interest rate assumptions that management believes would be used by market participants for similar financial instruments subject to prepayment, credit and interest rate risk. The cash flows are discounted using an interest rate that management believes a purchaser unrelated to the seller of such a financial instrument would demand. See Note 23 for discussion of assumptions used in the estimate of fair value at December 31, 1998 and 1997. As all estimates used are influenced by factors outside the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Interest income is recognized over the life of the retained interest-only strip using the discount rate used for the initial valuation.

CONTRACTUAL MORTGAGE SERVICING RIGHTS

     The Company allocates cost to the right to service mortgage loans at the time of sale or securitization of receivables, based on the fair value of the servicing rights. Management has estimated the fair value of contractual mortgage servicing rights based on a discounted cash flow analysis. The cash flows are estimated as the excess of the benefits of servicing, principally revenues from contractually specified servicing fees, late charges, and other ancillary sources, over adequate compensation. SFAS 125 defines adequate compensation as the amount of benefits of servicing that would fairly compensate a substitute servicer should one be required, which includes the profit that would be demanded in the marketplace. Contractual mortgage servicing rights are amortized in proportion to, and over the period of, estimated net future servicing fee income.

     Servicing assets associated with lease, business card and consumer credit card securitization transactions are not material as the benefits of servicing are not expected to be more or less than adequate compensation to the Company for performing the servicing.

     The Company periodically evaluates the potential impairment of contractual mortgage servicing rights. The Company stratifies these rights based on two of the predominant risk characteristics of the underlying loans, the year of origination and the type of loan (i.e., fixed or adjustable rate loan). Impairment is recognized through a valuation allowance for each individual stratum. The amount of impairment recognized is the amount by which the contractual mortgage servicing rights for a stratum exceed their estimated fair value. See Note 23 for discussion of assumptions used in the estimate of fair value at December 31, 1998 and 1997.

SUBORDINATED TRUST ASSETS

These amounts represent other retained interests in Advanta Mortgage's securitizations. Ownership of these interests is represented by subordinate certificates issued by the securitization trust. These certificates serve as a form of credit enhancement for the transactions, and excess losses on the collateral would be absorbed by these amounts. The Company classifies and measures these amounts in accordance with SFAS 115 as trading securities. At December 31, 1998 and 1997, unrealized gains and losses on the subordinated trust assets were not material.

LOAN AND LEASE RECEIVABLES HELD FOR SALE

Loan and lease receivables held for sale represent receivables currently on the balance sheet that the Company intends to sell or securitize within the next six months. These assets are reported at the lower of aggregate cost or fair market value by loan type.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses for lending and leasing transactions is established to reflect losses that have already occurred through provisions for loan and lease losses. In estimating the allowance, management relies on historical experience by loan type adjusted for any known trends in the portfolio. As these estimates are influenced by factors outside of the Company's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.

     The Company charges off against the allowance for credit losses confirmed losses on all nonperforming Advanta Mortgage loans at the earlier of foreclosure or when they have become twelve months delinquent. Lease receivables are generally written off when 120 days contractually delinquent.

     The Company's charge-off policy, as it relates to business and consumer credit card accounts, is to charge-off a receivable, if not paid, at 180 and 186 days contractually delinquent, respectively. Accounts suspected of being fraudulent are written off after a 90 day investigation period, unless the investigation shows no evidence of fraud.

     In the third quarter of 1996, the Company adopted a new charge-off methodology related to bankrupt consumer credit card accounts, providing for up to a 90-day investigative period following notification of the bankruptcy petition, prior to charge-off. This methodology is consistent with others in the credit card industry.

ORIGINATION COSTS AND FEES

The Company accounts for origination costs following Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). This accounting standard requires certain loan and lease origination fees and costs to be deferred and amortized over the life of a loan or lease. Origination costs are defined under this standard to include costs of loan origination associated with transactions with independent third parties and certain costs relating to underwriting activities and preparing and processing loan documents.

     The Company generally charges origination fees ("points") for mortgage loans. Origination fees, net of direct origination costs, are deferred and amortized over the contractual life of the loan as an adjustment to yield (interest income). However, upon the sale or securitization of the loans, the unamortized portion of such net fees is included in the computation of the gain on sale.

     The Company engages third parties to solicit and originate credit card account relationships. The Company amortizes deferred credit card origination costs on a straight-line basis over one year following the consensus reached at the May 20, 1993 meeting of the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board in EITF Issue 93-1. Costs incurred for originations that were initiated prior to the EITF Issue 93-1 consensus were amortized over a 60-month period.

INVESTMENTS

Trading investments are securities that are bought and held principally for the purpose of selling them in the near term. Trading investments are reported at fair value, with unrealized gains and losses included in earnings. Investments available for sale include securities that the Company sells from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at market value in accordance with SFAS 115. Under SFAS 115, unrealized gains and losses on these securities are reported in other comprehensive income, net of income taxes.

     Investments of the Company's venture capital unit, Advanta Partner's LP, are included in investments available for sale and carried at estimated fair value following the specialized industry accounting principles of this unit. Management makes such fair value determinations based on quoted market prices, when available, and considering the investees' financial results, conditions and prospects when market prices are not available. Following venture capital accounting principles, the equity method of accounting for investments is not applied.

PREMISES AND EQUIPMENT

Premises, equipment, computers and software are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred.

GOODWILL

Goodwill, representing the cost of investments in subsidiaries and affiliated companies in excess of the fair value of net assets acquired, is amortized on a straight-line basis for periods of up to 25 years.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses various derivative financial instruments ("derivatives") such as interest rate swaps and caps, forward contracts, options on securities, and financial futures as part of its risk management strategy to reduce interest rate risk and, where appropriate, to synthetically lower its cost of funds. Derivatives are classified as hedges or synthetic alterations of specific on-balance sheet items, off-balance sheet items or anticipated transactions. In order for derivatives to qualify for hedge accounting treatment the following conditions must be met: 1) the underlying item being hedged must expose the Company to interest rate risk;

2) the derivative used serves to reduce the Company's sensitivity to interest rate risk; and 3) the derivative used is designated and deemed effective in hedging the Company's exposure to interest rate risk. In addition to meeting these conditions, anticipatory hedges must demonstrate that the anticipated transaction being hedged is probable to occur and the expected terms of the transaction are identifiable.

     For derivatives designated as hedges of interest rate exposure, gains or losses are deferred and included in the carrying amounts of the related item exposing the Company to interest rate risk and are ultimately recognized in income as part of those carrying amounts. Accrual accounting is applied for derivatives designated as synthetic alterations with income and expense recorded in the same category as the related underlying on-balance sheet or off-balance sheet item synthetically altered. Gains or losses resulting from early terminations of derivatives are deferred and amortized over the remaining term of the underlying balance sheet item or the remaining term of the derivative, as appropriate.

     For derivatives designated as hedges of assets where changes in fair value are recognized currently in earnings, the related derivative is included in the balance sheet at fair value, and changes in the fair value of the derivative are also recognized currently in earnings.

     Derivatives not qualifying for hedge or synthetic accounting treatment would be carried at market value with realized and unrealized gains and losses included in operating results. During 1998, 1997 and 1996, all of the Company's derivatives qualified as hedges or synthetic alterations.

INTEREST INCOME

The Company recognizes interest income using a method which approximates the level yield method. The accrual of interest is discontinued when the related receivable becomes 90 days past due. Interest income is subsequently recognized only to the extent cash payments are received.

INSURANCE

Insurance premiums are earned ratably over the period of insurance coverage provided. Reinsurance premiums, net of commissions, on credit life, disability and unemployment policies on credit cards, are earned monthly based upon the outstanding balance of the underlying receivables. The cost of acquiring new reinsurance is deferred and amortized over the respective periods in order to match the expense with the anticipated revenue.

     Insurance loss reserves are based on estimated settlement amounts for both reported losses and incurred but not reported losses.

STOCK-BASED COMPENSATION

The Company has elected to account for stock-based compensation following Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") as permitted by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company has adopted the disclosure-only provisions of SFAS 123.

INCOME TAXES

The Company accounts for income taxes following the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 prescribes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities and the provisions of the enacted tax laws.

JOINT VENTURE

In 1995, the Company formed a joint venture with The Royal Bank of Scotland, RBS Advanta, to market, issue and service bankcards in the United Kingdom. As of December 31, 1997, the Company owned 49% of the RBS Advanta joint venture, the investment in which was accounted for under the equity method. During 1998, in connection with the transaction described in Note 2, the Company contributed its interest in the RBS Advanta joint venture to the LLC. Cumulative translation adjustments included in accumulated other comprehensive income were $0 and $202 thousand at December 31, 1998 and 1997, respectively.

EARNINGS PER SHARE

Earnings per share are calculated following the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation and disclosure of Basic Earnings Per Share and Diluted Earnings Per Share. Basic Earnings Per Share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders is computed by deducting Class A and Class B preferred stock dividends from net income. Diluted Earnings Per Share is computed by dividing income available to common stockholders, increased by dividends on dilutive Class B preferred stock for the period, divided by the sum of average common shares outstanding plus dilutive common shares for the period. Potentially dilutive common shares include stock options, restricted stock issued under incentive plans and Class B preferred stock. Since the cash dividends declared on the Company's Class B Common Stock were higher than the dividends declared on the Class A Common Stock, Basic and Dilutive Earnings Per Share have been calculated using the "two-class" method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company has also presented "Combined Earnings Per Share," which represents a weighted average of Class A and Class B Earnings Per Share.

CASH FLOW REPORTING

For purposes of reporting cash flows, cash includes cash on hand and amounts due from banks. Cash paid during 1998, 1997 and 1996 for interest was $218.3 million, $304.0 million and $241.1 million, respectively. Cash paid or (refunds received) for taxes during these periods was $28.2 million, $(6.1) million and $45.1 million, respectively. See Note 2 for discussion of noncash transfer of assets and liabilities in the Fleet Transaction. Noncash transactions in 1998 also include the retention of $795 million of trust certificates at the time of receivable securitization. These securities are classified as trading investments.

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

     In June 1998, the Financial Accounting Standards Board ("FASB")issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company will adopt SFAS No. 133 effective January 1, 2000.

The Company anticipates that the adoption of SFAS No. 133 will not have a material effect on the results of operations.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 also conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. Prior to the issuance of SFAS No. 134, the Company was required to account for resulting mortgage-backed securities or other retained interests as trading securities. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company will adopt SFAS No. 134 during the first quarter of 1999. The adoption of SFAS No. 134 is not expected to have a material effect on the Company's financial statements.

NOTE 2.  DISPOSITION OF CONSUMER CREDIT CARD ASSETS

In accordance with the terms of the Contribution Agreement, dated as of October 28, 1997, as amended February 20, 1998, by and between the Company and Fleet, the Company and certain of its subsidiaries and Fleet and certain of its subsidiaries each contributed certain assets and liabilities of their respective consumer credit card businesses to the LLC in exchange for an ownership interest in the LLC. As of the consummation of the Fleet Transaction on February 20, 1998, the Company's ownership interest in the LLC was 4.99%, which is accounted for on the cost basis. The Company recognized a gain on the transfer of the consumer credit card business representing the excess of liabilities transferred to the LLC over the net basis of the assets transferred. The gain also included the Company's ownership interest in the LLC. The gain on the transfer is not subject to income tax and no tax provision has been recorded. The Contribution Agreement provides for the parties to make a final determination of the transferred assets and liabilities. As further described in Note 10, the Contribution Agreement contains provisions with respect to dispute resolution in the event the parties do not agree on the final determination of the transferred assets and liabilities. It is possible the parties will not agree, and that the dispute resolution process will result in an increase or decrease to the gain recorded. The Company retained certain immaterial assets of its consumer credit card business which are not required in the operation of such business and certain liabilities related to its consumer credit card business. These retained assets and liabilities include among others, all reserves relating to its credit insurance business and any liability or obligation relating to certain consumer credit card accounts generated in specific programs which comprised a very small portion of the Company's consumer credit card receivables as of February 20, 1998. The assets and liabilities retained have been classified in other assets and other liabilities.

     The contribution was accounted for as: (i) the transfer of financial assets (cash, loans, and other receivables) and an extinguishment of financial liabilities (deposits, debt and other borrowings and other liabilities) under SFAS 125; and (ii) the sale of non-financial assets and liabilities (principally property and equipment, prepaid assets, deferred costs and certain contractual obligations). The financial assets, non financial assets and liabilities of the Company's consumer credit card business that were contributed were removed from the balance sheet. The Company was legally released as primary obligor under all of the financial liabilities contributed and, accordingly, they were removed from the balance sheet.

     Concurrently with the Fleet Transaction the Company purchased 7,882,750 shares of its Class A Common Stock, 12,482,850 of its Class B Common Stock, each at $40 per share net, and 1,078,930 of its depositary shares each representing one one-hundredth interest in a share of 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciated Income Linked Securities (SAILS)) at $32.80 per share net, through an issuer tender offer (the "Tender Offer") which was completed on February 20, 1998. The

Office of the Comptroller of the Currency (the "OCC") approved the payment of a special dividend/return of capital from ANB to Advanta Corp., its parent company, to effect the purchase of the shares.

NOTE 3.  SECURITIZATION ACTIVITIES

At December 31, 1998 and 1997, there were $7.4 billion and $4.8 billion, respectively, of securitized Advanta Mortgage loan receivables outstanding which are subject to certain recourse obligations. The Company had estimated liabilities of $149.0 million and $120.0 million at year end 1998 and 1997, respectively, related to these recourse obligations which are netted against the retained interest-only strips. At December 31, 1998, the Company had amounts receivable from Advanta Mortgage loan sales and securitizations, net of recourse obligations, of $761.1 million, $309.8 million of which was subject to liens. At December 31, 1997, the amounts receivable and amounts subject to lien were $402.6 million and $146.8 million, respectively. These amounts are included in restricted interest-bearing deposits, subordinated trust assets, retained interest-only strip and other assets.

     At December 31, 1998 and 1997, there were $1.2 billion and $965 million, respectively, of securitized business cards and leases outstanding which are subject to certain recourse obligations. There were liabilities of $41.3 million and $34.0 million at year end 1998 and 1997, respectively, related to these recourse obligations. These liabilities are netted against the retained interest-only strips from business card and lease securitizations. The Company had amounts receivable from business card and lease securitizations of $11.7 million at year-end 1998, all of which was subject to liens, and $6.3 million at year-end 1997, none of which was subject to liens. These amounts are included in restricted-interest bearing deposits and other assets. Total interest in equipment residuals for lease assets sold was $49.3 million and $42.7 million at December 31, 1998 and 1997, respectively, also subject to recourse obligations. Interests in equipment residuals are included in loan and lease receivables.

     At December 31, 1998, there were no securitized consumer credit cards outstanding, due to the contribution of consumer credit card assets in connection with the Fleet Transaction described in Note 2. There were securitized consumer credit card receivables outstanding of $8.7 billion at December 31, 1997. In each securitization transaction, consumer credit card receivables were transferred to a trust that issued certificates representing ownership interests in the trust primarily to institutional investors. The Company retained a participation interest in the trusts, reflecting the excess of the total amount of receivables transferred to the trust over the portion represented by certificates sold to investors. The retained participation interests in the consumer credit card trusts were $1.6 billion at December 31, 1997. The Company was subject to certain recourse obligations in connection with these securitizations. At December 31, 1997, the Company had liabilities of $338.3 million related to these recourse obligations. These liabilities are netted against the amounts due from consumer credit card securitizations.

     At December 31, 1997, there were amounts receivable from consumer credit card securitizations, including related interest-bearing deposits, of $647.2 million, $438.8 million of which was subject to liens by the providers of the credit enhancement facilities for the individual securitizations and inclusive of amounts awaiting distributions to investors.

     The following table presents activity in subordinated trust assets related to Advanta Mortgage loan securitizations:

                                                              YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 1998          1997
--------------------------------------------------------------------------------------
Beginning balance                                              $170,281      $ 75,044
  Initial collateral deposits                                    52,889        51,649
  Subordinated trust assets acquired with excess cash flows      96,455        48,086
  Interest earned                                                10,270         6,386
  Less: Excess cash flows released to the Company               (45,367)      (10,884)
--------------------------------------------------------------------------------------
Ending Balance                                                 $284,528      $170,281
--------------------------------------------------------------------------------------

     The following table presents activity in the retained interest-only (IO) strip and contractual mortgage servicing rights ("CMSR") asset related to Advanta Mortgage loan securitizations:

                                                              YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 1998          1997
--------------------------------------------------------------------------------------
Beginning balance IO Strip                                     $191,868      $133,805
Beginning balance CMSR                                         $ 24,546      $ 11,153
  IO activity
     Retained IO on sales, net                                  206,753       160,903
     Interest income                                             21,674        17,656
     Cash received and used to acquire subordinated trust
      assets                                                    (96,455)      (48,086)
     Cash released to the Company                               (25,479)      (30,039)
     Fair value adjustments                                     (50,980)      (42,371)
  CMSR activity
     Servicing rights acquired                                   45,803        17,461
     Amortization                                               (12,977)       (4,068)
     Valuation allowance provision                               (8,275)            0
Ending Balance IO Strip                                        $247,381      $191,868
Ending Balance CMSR                                            $ 49,097      $ 24,546
--------------------------------------------------------------------------------------

     At December 31, 1998 and 1997, the Company had a valuation allowance on contractual mortgage servicing rights of $8,275 and $0, respectively. During 1998, there were no direct write-downs or other reductions to the valuation allowance.

NOTE 4.  LOAN AND LEASE RECEIVABLES

Loan and lease receivables on the balance sheet, including those held for sale, consisted of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
--------------------------------------------------------------------------------------
                                                                 1998          1997
--------------------------------------------------------------------------------------
Advanta Mortgage loans(A)                                     $  837,744    $  478,433
Leases and business cards(B)                                     304,185       298,789
Consumer credit cards(C)                                               0     2,579,890
Other loans                                                       17,862        40,978
--------------------------------------------------------------------------------------
Gross loan and lease receivables                               1,159,791     3,398,090
--------------------------------------------------------------------------------------
Add: Deferred origination costs, net of deferred fees             12,579       116,229
Less: Allowance for credit losses:
  Advanta Mortgage loans                                         (20,092)       (5,822)
  Leases and business cards                                       (9,611)       (9,798)
  Consumer credit cards                                                0      (118,420)
  Other loans                                                     (3,734)       (3,733)
--------------------------------------------------------------------------------------
          Total allowance                                        (33,437)     (137,773)
--------------------------------------------------------------------------------------
Net loan and lease receivables                                $1,138,933    $3,376,546
--------------------------------------------------------------------------------------

(A) Includes Advanta Mortgage loan receivables held for sale of $459.5 million and $394.1 million in 1998 and 1997, respectively, and is net of unearned income of $4.2 million and $3.1 million in 1998 and 1997, respectively.

(B) Includes leases and business cards held for sale of $68.1 million and $43.8 million in 1998 and 1997, respectively, and is net of unearned income of $19.4 million and $20.7 million in 1998 and 1997, respectively. Also includes residual interest for both years.

(C) Includes consumer credit card receivables held for sale of $1.0 billion in 1997.

     Receivables sold and now serviced for others consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
---------------------------------------------------------------------------------------
                                                                 1998          1997
---------------------------------------------------------------------------------------
Advanta Mortgage loans                                        $7,447,502    $ 4,830,403
Business cards                                                   664,712        522,688
Leases                                                           516,077        442,312
Consumer credit cards                                                  0      8,664,711
---------------------------------------------------------------------------------------
          Total                                               $8,628,291    $14,460,114
---------------------------------------------------------------------------------------

     "Advanta Mortgage loans" include home equity and auto loans and exclude loans which were never owned by the Company, but which the Company services for a fee ("contract servicing" or "subservicing"). Contract servicing receivables were $8.3 and $9.2 billion at December 31, 1998 and 1997, respectively.

     The geographic concentration of managed (owned and serviced) receivables was as follows:

                                                                   DECEMBER 31,
-----------------------------------------------------------------------------------------------
                                                           1998                    1997
-----------------------------------------------------------------------------------------------
California                                          $1,246,394     12.7%   $ 2,545,282     14.3%
Michigan                                               816,971      8.4        797,043      4.5
Florida                                                541,501      5.5      1,037,763      5.8
Pennsylvania                                           517,369      5.3        789,526      4.4
New York                                               510,187      5.2      1,349,654      7.6
All other                                            6,155,660     62.9     11,338,936     63.4
-----------------------------------------------------------------------------------------------
Total managed receivables                           $9,788,082    100.0%   $17,858,204    100.0%
-----------------------------------------------------------------------------------------------

     In the normal course of business, the Company makes commitments to extend credit to its credit card and home equity line of credit customers. Commitments to extend credit are agreements to lend to a customer subject to certain conditions established in the contract. The Company does not require collateral to support credit card commitments. At December 31, 1998 and 1997, the Company had $3.3 billion and $54.2 billion, respectively, of commitments to extend credit outstanding for which there is potential credit risk. The Company believes that its customers' utilization of these lines of credit will continue to be substantially less than the amount of the commitments, as has been the Company's experience to date. At December 31, 1998 and 1997, outstanding managed credit card and home-equity lines of credit receivables represented 35% and 22%, respectively, of outstanding commitments on revolving customer relationships.

     In June 1996, the Company, through its subsidiary ANB, sold certain consumer credit card customer relationships and the related receivable balances to a domestic bank. The receivables associated with these relationships represented less than 2% of the Company's managed consumer credit card portfolio as of June 30, 1996. The Company recorded a $33.8 million net gain related to this transaction in 1996.

NOTE 5.  ALLOWANCE FOR CREDIT LOSSES

The following table displays five years of allowance history:

ALLOWANCE FOR CREDIT LOSSES                          YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------
                                      1998         1997         1996        1995        1994
----------------------------------------------------------------------------------------------
Balance at January 1                $ 137,773    $  89,184    $ 53,494    $ 41,617    $ 31,227
Provision for credit losses            67,193      210,826      96,862      53,326      34,198
Transfer from recourse reserves             0            0       3,000       1,100      11,485
Allowances on receivables
  (sold)/purchased                   (118,420)     (11,015)      6,404           0           0
Gross charge-offs:
     Advanta Mortgage loans           (14,313)      (6,825)     (3,473)     (6,038)    (11,731)
     Leases and business cards        (16,118)      (9,583)     (3,444)     (1,413)     (1,053)
     Consumer credit cards            (30,999)    (155,528)    (73,466)    (41,779)    (28,646)
     Other loans                           --           (4)        (13)        (38)        (44)
----------------------------------------------------------------------------------------------
  Total gross charge-offs             (61,430)    (171,940)    (80,396)    (49,268)    (41,474)
Recoveries:
     Advanta Mortgage loans             3,007          991         414          76          42
     Leases and business cards          2,594        1,215         442         274         139
     Consumer credit cards              2,719       18,511       8,945       6,354       5,958
     Other loans                            1            1          19          15          42
----------------------------------------------------------------------------------------------
  Total recoveries                      8,321       20,718       9,820       6,719       6,181
----------------------------------------------------------------------------------------------
Net charge-offs                       (53,109)    (151,222)    (70,576)    (42,549)    (35,293)
Balance at December 31              $  33,437    $ 137,773    $ 89,184    $ 53,494    $ 41,617
----------------------------------------------------------------------------------------------

NOTE 6.  INVESTMENTS

Trading investments at December 31, 1998 consisted of AAA rated classes of Advanta Mortgage Loan Trust 1998-2 and Advanta Mortgage Loan Trust 1998-4 securities. There were no trading investments held during 1997. Net unrealized gains on trading investments of $1,471 in 1998 were included in other revenues.

Investments available for sale consisted of the following:

                                                                  DECEMBER 31,
                       --------------------------------------------------------------------------------------------------
                                            1998                                              1997
                       ----------------------------------------------   -------------------------------------------------
                                     GROSS        GROSS                                GROSS        GROSS
                       AMORTIZED   UNREALIZED   UNREALIZED    MARKET    AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                         COST        GAINS        LOSSES      VALUE        COST        GAINS        LOSSES       VALUE
-------------------------------------------------------------------------------------------------------------------------
U.S. Treasury & other
 U.S. Government
 Securities            $435,953       $178        $ (33)     $436,098   $1,083,848      $ 82        $(184)     $1,083,746
State and municipal
 securities               4,636        182            0         4,818        5,195       123            0           5,318
Collateralized
 mortgage obligations    12,278          0          (18)       12,260       15,639         0         (151)         15,488
Mortgage-backed
 securities               4,265          0         (203)        4,062       47,387       150            0          47,537
Equity securities(1)     61,006          0         (250)       60,756       69,092         0         (250)         68,842
Other                     3,411          5            0         3,416        1,344         0           (3)          1,341
-------------------------------------------------------------------------------------------------------------------------
Total investments
 available for sale    $521,549       $365        $(504)     $521,410   $1,222,505      $355        $(588)     $1,222,272
-------------------------------------------------------------------------------------------------------------------------

                                        DECEMBER 31,
                       ----------------------------------------------
                                            1996
                       ----------------------------------------------
                                     GROSS        GROSS
                       AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                         COST        GAINS        LOSSES      VALUE
---------------------  ----------------------------------------------
U.S. Treasury & other
 U.S. Government
 Securities            $645,113       $ 21       $  (677)    $644,457
State and municipal
 securities               3,640         38             0        3,678
Collateralized
 mortgage obligations     7,624          9          (108)       7,525
Mortgage-backed
 securities              41,493         45          (464)      41,074
Equity securities(1)     69,830        440          (250)      70,020
Other                       925          0            (4)         921
-------------------------------------------------------------------------------------------------------------------------
Total investments
 available for sale    $768,625       $553       $(1,503)    $767,675
-------------------------------------------------------------------------------------------------------------------------

(1) Includes investments of the venture capital unit, Advanta Partners LP. The amount shown as amortized cost represents carrying value for these investments. See Note 1.

     At December 31, 1998 and 1997, $139 and $233, respectively, of net unrealized losses on securities were included in investments available for sale. During 1998 and 1997, the net change in unrealized losses on available for sale securities, net of tax, included in comprehensive income were unrealized gains of $61 and $466, respectively. Unrealized losses on available for sale securities, net of tax, of $91 and $152 were included in accumulated other comprehensive income at December 31, 1998 and 1997, respectively.

Maturities of investments available for sale at December 31, 1998 were as follows:

                                                              AMORTIZED     MARKET
                                                                COST        VALUE
-----------------------------------------------------------------------------------
Due in 1 year                                                 $383,188     $383,396
Due after 1 but within 5 years                                  54,645       54,623
Due after 5 but within 10 years                                  2,070        2,183
Due after 10 years                                                 686          714
-----------------------------------------------------------------------------------
  Subtotal                                                     440,589      440,916
Mortgage-backed securities                                       4,265        4,062
Collateralized mortgage obligations                             12,278       12,260
Equity and other securities                                     64,417       64,172
-----------------------------------------------------------------------------------
Total investments available for sale                          $521,549     $521,410
-----------------------------------------------------------------------------------

     During 1998, proceeds from sales of available for sale securities were $1,707,418. Gross gains of $7,457 and losses of $176 were realized on these sales. Of the gross gains and losses, $5,791 of gains and $461 of losses relate to realized gains/losses from sales of investments held by Advanta Partners LP. Proceeds during 1997 were $1,736,050. Gross gains of $3,867 and losses of $181 were realized on these sales. Of the gross gains, $3,471 relate to realized gains from sales of investments held by Advanta Partners LP. Proceeds during 1996 were $1,121,679. Gross gains of $2,492 and losses of $110 were realized on these sales. Of the gross gains, $2,448 relate to realized gains from sales of investments held by Advanta Partners LP. The specific identification method was the basis used to determine the amortized cost in computing realized gains and losses.

     At December 31, 1998 and 1997, investment securities with a book value of $5,778 and $5,370, respectively, were deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers. At December 31, 1997, investment securities with a book value of $2,016 were pledged at the Federal Reserve Bank. There were no investment securities pledged at the Federal Reserve Bank at December 31, 1998.

NOTE 7.  SELECTED BALANCE SHEET INFORMATION

Restricted interest-bearing deposits at December 31, 1997 included $438,838 of amounts due from consumer credit card trusts, which represented initial deposits and subsequent excess collections up to the required amount on consumer credit card securitizations, and included amounts to be distributed to investors.

Other assets consisted of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                1998        1997
----------------------------------------------------------------------------------
Prepaid expenses                                              $110,344    $131,305
Contractual mortgage servicing rights                           49,097      24,546
Current and deferred federal income taxes, net (see Note 19)    31,243           0
Goodwill                                                         3,600       5,134
Other real estate(A)                                             6,622         689
Amounts due from consumer credit card securitizations(B)             0     222,330
Other                                                          378,608     431,254
----------------------------------------------------------------------------------
          Total other assets                                  $579,514    $815,258
----------------------------------------------------------------------------------

(A) Carried at the lower of cost or fair market value less selling costs.

(B) Includes retained interest-only strips, net of recourse liabilities, accrued interest receivable and other amounts related to these securitizations.

Other liabilities consisted of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                1998        1997
----------------------------------------------------------------------------------
Accounts payable and accrued expenses                         $ 66,852    $ 91,821
Current and deferred income taxes                                2,445      40,461
Other                                                          249,911     208,343
----------------------------------------------------------------------------------
          Total other liabilities                             $319,208    $340,625
----------------------------------------------------------------------------------

NOTE 8.  LONG-TERM DEBT

Long-term debt consists of borrowings having an original maturity of over one year. The composition of long-term debt at December 31, 1998 and 1997, was as follows:

                                                                    DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 1998          1997
--------------------------------------------------------------------------------------
SENIOR DEBT
12 month senior notes (6.86%-8.39%)                           $   48,948    $   51,537
18 month senior notes (6.58%-8.48%)                                6,565         6,795
24 month senior notes (6.16%-8.85%)                               32,360        33,517
30 month senior notes (6.30%-8.85%)                               13,609        14,441
48 month senior notes (5.97%-8.44%)                                8,454         8,061
60 month senior notes (5.83%-9.53%)                               20,779        21,999
Value notes, fixed (6.85%-7.85%)                                   9,300        30,755
Medium-term notes, fixed (6.41%-8.36%)                           703,460       861,462
Medium-term notes, floating                                      163,000       238,000
Short-term bank notes, fixed (5.98%)                                   0        99,986
Short-term bank notes, floating                                        0       141,974
Medium-term bank notes, fixed (6.45%-7.12%)                        7,338       408,651
Medium-term bank notes, floating                                       0       260,837
Other senior notes (4.50%-11.34%)                                 14,844        14,625
--------------------------------------------------------------------------------------
Total senior debt                                              1,028,657     2,192,640
SUBORDINATED DEBT
Subordinated notes (5.83%-11.34%)                                  1,490         5,754
7% subordinated bank notes due 2003                                    0        49,778
--------------------------------------------------------------------------------------
Total subordinated debt                                            1,490        55,532
--------------------------------------------------------------------------------------
Total long-term debt                                          $1,030,147    $2,248,172
--------------------------------------------------------------------------------------

     The Company's senior floating rate notes were priced based on a spread over LIBOR. At December 31, 1998, the rates on these notes varied from 5.52% to 6.16%. At December 31, 1998 and 1997, the Company used derivative financial instruments to effectively convert certain fixed rate debt to a LIBOR based variable rate (see Note 24).

     The annual maturities of long-term debt at December 31, 1998 for the years ending December 31 are as follows: $377.4 million in 1999; $275.3 million in 2000; $296.3 million in 2001; $75.5 million in 2002; $4.3 million in 2003; and
$1.4 million thereafter. The average interest cost of the Company's debt during 1998, 1997 and 1996 was 6.53%, 6.42%, and 6.39%, respectively.

NOTE 9.  OTHER BORROWINGS

The composition of other borrowings was as follows:

                                                                 DECEMBER 31,
--------------------------------------------------------------------------------
                                                               1998       1997
--------------------------------------------------------------------------------
Warehouse facility                                            $18,517    $ 3,857
Other borrowings                                               17,784     48,917
--------------------------------------------------------------------------------
          Total                                               $36,301    $52,774
--------------------------------------------------------------------------------

     The Company has secured warehouse financing facilities for mortgage products totaling $1.5 billion at December 31, 1998. Of the total, $1.1 billion was committed. The Company pays a monthly facility fee on the unused commitments of up to 35 basis points. These facilities provide for on-balance sheet and off-balance sheet funding. At December 31, 1998, the Company had $963.9 million available under these facilities as there was $536.1 million of mortgage loans funded through these facilities, $18.5 million of which were accounted for as secured borrowings. These facilities are generally renewable annually. The Company chose to reduce one of these facilities by $196 million in the first quarter of 1999, the remaining $304 million of which expires in the second quarter of 1999. Upon the expiration of these facilities, management expects to obtain the appropriate levels of replacement funding under similar terms and conditions. At December 31, 1997, the Company had an on-balance sheet secured warehouse financing facility of $500 million, of which $3.9 million was outstanding.

     Through February 20, 1998, the Company had a revolving credit facility of $1.0 billion. There was a quarterly facility fee of up to 35 basis points on the total amount of the revolving credit facility. There were no borrowings outstanding under this facility at December 31, 1997. Following the closing of the Fleet Transaction on February 20, 1998 as described in Note 2, the Company terminated this facility.

     The Company is subject to loan covenants related to the maintenance of certain equity levels at the borrowing subsidiaries, limitations on mergers and acquisitions, limitations on transactions with affiliates, and maintenance of adequate investment base and interest rate protection agreements. Management believes that at December 31, 1998, the Company was in compliance with all such loan covenants.

     The following table displays information related to selected types of short-term borrowings:

                                                  1998              1997               1996
--------------------------------------------------------------------------------------------------
                                              AMOUNT    RATE    AMOUNT    RATE     AMOUNT     RATE
--------------------------------------------------------------------------------------------------
At year end:
  Term fed funds                             $      0      0%  $      0      0%  $   10,000   5.42%
--------------------------------------------------------------------------------------------------
Average for the year:
  Securities sold under Repurchase
     agreements                              $ 69,916   6.05%  $  9,796   5.66%  $  149,791   5.31%
  Term fed funds and fed Funds purchased          272   5.61     11,925   5.71      100,793   5.71
--------------------------------------------------------------------------------------------------
Total                                        $ 70,188   6.05%  $ 21,721   5.69%  $  250,584   5.47%
--------------------------------------------------------------------------------------------------
Maximum month-end balance:
  Securities sold under Repurchase
     agreements                              $259,643          $149,130          $1,027,695
  Term fed funds and fed Funds purchased        1,700            65,000             263,000
--------------------------------------------------------------------------------------------------

     The weighted average interest rates were calculated by dividing the interest expense for the period for such borrowings by the average amount of short-term borrowings outstanding during the period.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

On June 30, 1997, purported shareholders of the Company who are represented by a group of law firms filed a putative class action complaint against the Company and several of its current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. A second, similar complaint was filed in the same court a few days later by a different group of law firms. Both complaints allege that the Company made misrepresentations in certain of its public filings and statements in violation of the Securities Exchange Act of 1934. The complaints seek damages of an unspecified amount. On July 10, 1998, the complaints, which had previously been consolidated, were dismissed by the Court for failing to state a claim. The plaintiffs determined not to attempt to amend their complaints. Rather, they have appealed the District Court's decision to the United States Courts of Appeals for the Third Circuit. The appeal has been fully briefed and is awaiting decision. The Company believes that the District Court's ruling will be affirmed and that the allegations in the complaints are without merit. In the opinion of management, the ultimate resolution of these complaints is not expected to have a material adverse effect on the financial position or future operating results of the Company.

     Between August 25, 1997 and September 10, 1998, the Company and certain of its subsidiaries were named as defendants in lawsuits by certain consumer credit cardholders claiming to represent consumer credit cardholders in a specific program. The class action complaints alleged that consumer credit cardholder accounts in a specific program were improperly repriced to a higher percentage rate of interest. The complaints asserted various violations of federal and state law with regard to such repricings, and each sought damages of an unspecified amount. On June 3, 1998, the Judicial Panel on multidistrict litigation ordered that all of the federal court actions be consolidated into one proceeding for pretrial purposes in the United States District Court for the Eastern District of Pennsylvania. On November 5, 1998, the Company and counsel for plaintiffs in two of the actions pending in the Superior Court of the State of Delaware and in the consolidated litigation in the United States District Court for the Eastern District of Pennsylvania entered into a Settlement Agreement and Stipulation in the Delaware State Court to settle the claims relating to the specific program referred to above. Pursuant to the Settlement Agreement and Stipulation, which was approved by the Court on December 30, 1998, the Company paid $7.25 million to the plaintiffs. With the exception of the claims of persons who opted out of the settlement and certain class members who are debtors in bankruptcy cases, all the claims in the other lawsuits related to the specific program referred to above have been released.

     On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against the Company and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which the Company denies, center around Fleet's assertions that the Company has failed to complete certain post-closing adjustments to the value of the assets and liabilities the Company contributed to the LLC in connection with the Fleet Transaction. Fleet seeks damages of approximately $141 million. The Company has filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that the Company contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities the Company has already assumed. The Company also has filed a countersuit against Fleet for approximately $101 million in damages the Company believes have been caused by certain actions of Fleet following closing of the Fleet Transaction. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on the financial position or future operating results of the Company.

     The Company and its subsidiaries are involved in other legal proceedings, claims and litigation, including those arising in the ordinary course of business. Management believes that the aggregate liabilities, if any, resulting from such actions will not have a material adverse effect on the consolidated financial position or results of operations of the Company. However, as the ultimate resolution of these proceedings is influenced by factors outside of the Company's control, it is reasonably possible that the Company's estimated liability under these proceedings may change.

     The Company leases office space in several states under leases accounted for as operating leases. Total rent expense for all of the Company's locations for the years ended December 31, 1998, 1997 and 1996 was $7.9 million, $11.3 million and $8.5 million, respectively. The future minimum lease payments of all non-cancelable operating leases are as follows:

Year Ended December 31,
1999                                                          $ 7,043
2000                                                            6,484
2001                                                            5,237
2002                                                            4,063
2003                                                            3,790
Thereafter                                                     13,310

NOTE 11.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

In December 1996, Advanta Capital Trust I, a newly formed statutory business trust established by and wholly-owned by the Company (the "Trust"), issued in a private offering $100 million of capital securities, representing preferred beneficial interests in the assets of the Trust (the "Capital Securities"). The Company used the proceeds from the sale for general corporate purposes. The sole assets of the Trust consist of $100 million of 8.99% junior subordinated debentures issued by the Company due December 17, 2026 (the "Junior Subordinated Debentures"). The Capital Securities will be subject to mandatory redemption under certain circumstances, including at any time on or after December 17, 2006 upon the optional prepayment by the Company of the Junior Subordinated Debentures at an amount per Capital Security equal to 104.495% of the principal amount (declining ratably on each December 17 thereafter to 100% on December 17, 2016), plus accrued and unpaid distributions thereon. The obligations of the Company with respect to the Junior Subordinated Debentures, when considered together with the obligations of the Company under the Indenture relating to the Junior Subordinated Debentures, the Amended and Restated Declaration of Trust relating to the Capital Securities and the Capital Securities Guarantee issued by the Company with respect to the Capital Securities will provide, in the aggregate, a full and unconditional guarantee of payments of distributions and other amounts due on the Capital Securities. In July 1997, the Company and the Trust exchanged the outstanding Capital Securities and Junior Subordinated Debentures for substantially identical securities which were registered under the Securities Act of 1933, as amended (the "Act"). The Company also exchanged the Capital Securities Guarantee for a substantially identical guarantee which was also registered under the Act. Dividends on the Capital Securities are cumulative, payable semi-annually in arrears, and are deferrable at the Company's option for up to ten consecutive semi-annual periods. The Company cannot pay dividends on its preferred or common stocks during such deferments. Dividends on the Capital Securities have been classified in other operating expenses in the Consolidated Income Statements. The Trust has no operations or assets separate from its investment in the Junior Subordinated Debentures. Separate financial statements of the Trust are not presented because management has determined that they would not be meaningful to investors.

NOTE 12.  CAPITAL STOCK

Class A Preferred Stock is entitled to 1/2 vote per share and a non-cumulative dividend of $140 per share per year, which must be paid prior to any dividend on the common stock. Dividends were declared on the Class A Preferred Stock for the first time in 1989 and have continued through 1998 as the Company paid dividends on its common stock. The redemption price of the Class A Preferred Stock is equivalent to the par value.

     In 1995, the Company sold 2,500,000 depositary shares each representing a one-hundredth interest in a share of Stock Appreciation Income Linked Securities ("SAILS"). The SAILS constitute a series of the Company's Class B Preferred Stock, designated as 6 3/4% Convertible Class B Preferred Stock, Series 1995 (SAILS). The SAILS (and thereby the related depositary shares) were not redeemable by the Company before September 15, 1998. The call price of each of the depositary shares was $37.6244 at September 15, 1998 and $37.4683 at December 31, 1998. The call price declines periodically and will be $37.00 at September 15, 1999 (the mandatory conversion date). On September 15, 1999, unless either previously redeemed by the Company or converted at the option of the holder, each share of the SAILS will automatically convert into 100 shares of Class B Common Stock. The SAILS pay an annual dividend of $249.75 per share and must be paid prior to any dividend on the common stock. Proceeds from the offering, net of underwriting discount, were approximately $90 million. The Company used the proceeds of the offering for general corporate purposes, including financing the growth of its subsidiaries.

     On February 20, 1998, the Company purchased 7,882,750 shares of its Class A Common Stock and 12,482,850 of its Class B Common Stock at $40 per share net, and 1,078,930 of its depositary shares each representing one one-hundredth interest in a share of SAILS at $32.80 per share net through the Tender Offer.

     During the third quarter of 1998, the Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's Class A and Class B Common Stock and the formation of an Employee Stock Ownership Plan ("ESOP"). At December 31, 1998, the Company had purchased approximately 445,600 Class B shares and approximately 1,055,000 Class A shares at a total cost of $17.1 million. Of the total shares purchased, approximately 1,000,000 Class A shares were purchased for the Company's newly formed ESOP.

NOTE 13.  BENEFIT PLANS

The Company has adopted several management incentive plans designed to provide incentives to participating employees to remain in the employ of the Company and devote themselves to its success. Under these plans, eligible employees were given the opportunity to elect to take portions of their anticipated or "target" bonus payments for future years in the form of restricted shares of common stock (with each plan covering three performance years). To the extent that such elections were made (or, for executive officers, were required by the terms of such plans), restricted shares were issued to employees, with the number of shares granted to employees determined by dividing the amount of future bonus payments the employee had elected to receive in stock by the market price as determined under the incentive plans. The restricted shares are subject to forfeiture prior to vesting should the employee terminate employment with the Company. Restricted shares vest 10 years from the date of grant but, with respect to the restricted shares issued under each plan, vesting was and may continue to be accelerated annually with respect to up to one-third of the shares, based on the extent to which the employee and the Company met or meet their respective performance goals for a given plan performance year. When newly eligible employees elect to participate in a plan, the number of shares issued to them with respect to their "target" bonus payments for the relevant plan performance years is determined based on the average market price of the stock for the 90 days prior to eligibility. Following the Tender Offer in 1998, the Company granted additional restricted shares to certain participants in AMIPWISE III and AMIPWISE IV and granted a phantom stock award of 50,627 shares in lieu of additional restricted shares to an officer of the Company. The additional restricted shares and phantom stock award were granted at $10.625.

     The following table summarizes the Company's incentive plans:

                                                                                          RESTRICTED
                                                       PLAN PERFORMANCE     ORIGINAL        SHARES
PLAN                                                    YEARS COVERED      STOCK PRICE    OUTSTANDING
-----------------------------------------------------------------------------------------------------
AMIPWISE III                                              1996-1998          $17.00         398,125
AMIPWISE IV                                               1999-2001          $25.00         943,350
-----------------------------------------------------------------------------------------------------

     The weighted average fair value of shares issued on or after January 1, 1995 are: $30 for 8,336 AMIPWISE III shares and $31 for 19,740 AMIPWISE IV shares issued in 1995, $40 for both 31,694 AMIPWISE III shares and 89,760 AMIPWISE IV shares issued in 1996, $39 for both 16,808 AMIPWISE III shares and 50,496 AMIPWISE IV shares in 1997, and $14 for 303,713 AMIPWISE III shares and $16 for 682,908 AMIPWISE IV shares in 1998.

     At December 31, 1998, a total of 1,343,704 shares issued under these and the predecessor plans to AMIPWISE III were subject to restrictions and were included in the number of shares outstanding.

     At December 31, 1998 the Company had two stock option plans and accounts for these plans following APB 25, under which no compensation expense has been recognized.

     Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                1998       1997        1996
---------------------------------------------------------------------------------------------
Net Income
  As reported                                                 $447,880    $71,625    $175,657
  Pro forma                                                    436,960     58,576     168,193

Basic Earnings per Share
  As reported
     Combined                                                 $  16.65    $  1.52    $   4.15
     Class A                                                     16.62       1.45        4.08
     Class B                                                     16.68       1.57        4.19
  Pro forma
     Combined                                                 $  16.24    $  1.22    $   3.97
     Class A                                                     16.21       1.15        3.90
     Class B                                                     16.27       1.27        4.01

Diluted Earnings per Share
  As reported
     Combined                                                 $  15.71    $  1.50    $   3.89
     Class A                                                     15.69       1.43        3.86
     Class B                                                     15.73       1.54        3.91
  Pro forma
     Combined                                                 $  15.33    $  1.20    $   3.73
     Class A                                                     15.31       1.14        3.70
     Class B                                                     15.34       1.24        3.75
---------------------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 5.7%, 6.7% and 6.0% for 1998, 1997, and 1996, respectively, expected dividend yields of 3% in 1998 and 1% in 1997 and 1996; expected lives of 10 years; expected volatility of 48% for 1998, 40% for 1997 and 41% for 1996. Because SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     During 1997 and 1998, the Company changed the exercise price of certain options granted during 1996 and 1997 to the current market price on the date of the modification. These modifications did not result in additional compensation expense under the accounting prescribed by SFAS 123. Also in 1998, the Company amended the terms of options granted to employees who became employees of the LLC or whose employment was otherwise terminated in connection with the Fleet Transaction to extend the post-employment exercise period. Contingent on the Fleet Transaction in 1998, the Company accelerated vesting of 43.15% of outstanding options that were not vested at the time of the Fleet Transaction. See discussion in Note 20 of charges to earnings relating to these modifications. Subsequent to the Tender Offer in 1998, the Company issued stock appreciation rights to certain directors of the Company in exchange for or in lieu of options. At December 31, 1998, 1,230 rights were outstanding with a strike price of $4.75, 163,074 rights were outstanding with a strike price of $12.33 and 231,342 were outstanding with a strike price between $19.00 and $22.125.

     The Company's two stock option plans together authorize the grant to employees and directors of options to purchase an aggregate of 10.2 million shares of common stock. The Company presently intends only to issue options to purchase Class B Common Stock. Options generally vest over a four-year period and expire 10 years after the date of grant.

     Shares available for future grant were approximately 2.2 million at December 31, 1998, and 2.8 million at December 31, 1997. Transactions under the plans for the three years ended December 31, 1998, were as follows:

                                       1998                           1997                           1996
                           ----------------------------   ----------------------------   ----------------------------
                           NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
                            SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
  (SHARES IN THOUSANDS)    ------------------------------------------------------------------------------------------
Outstanding at beginning
  of year                    3,934           $27            4,109           $25            4,381           $21
Granted                      1,186            18              967            27              578            39
Exercised                   (1,471)           24             (774)           11             (699)            9
Terminated                    (661)           21             (368)           33             (151)           30
---------------------------------------------------------------------------------------------------------------------
Outstanding at end of
  year                       2,988            22            3,934            27            4,109            25
---------------------------------------------------------------------------------------------------------------------
Options exercisable at
  year-end                   1,353                          2,003                          2,138
---------------------------------------------------------------------------------------------------------------------
Weighted average fair
  value of options
  granted during the year   $ 8.05                         $22.90                         $19.87
---------------------------------------------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding at December 31, 1998:

    (SHARES IN THOUSANDS)        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                    NUMBER      WEIGHTED AVERAGE                        NUMBER
   RANGE OF       OUTSTANDING      REMAINING       WEIGHTED AVERAGE   EXERCISABLE   WEIGHTED AVERAGE
EXERCISE PRICES   AT 12/31/98   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/98    EXERCISE PRICE
                  -------------------------------------------------   ------------------------------
    1 to 10            265         9.1 years             $ 9                49            $ 8
   11 to 20            851         8.9                    19                81             18
   21 to 30          1,609         7.2                    23             1,017             23
   31 to 40            221         6.7                    35               171             35
   40 to 46             42         6.9                    44                35             44
----------------------------------------------------------------------------------------------------
                     2,988                                               1,353
----------------------------------------------------------------------------------------------------

     The Company has an Employee Stock Purchase Plan which allows employees and directors to purchase Class B Common Stock at a 15% discount from the market price without paying brokerage fees. The Company reports this 15% discount as compensation expense and incurred expense of $200, $339 and $248 in 1998, 1997 and 1996, respectively. Shares issued under the plan from unissued stock or from treasury stock are issued at the average market price on the day of purchase.

     The Company has a tax-deferred employee savings plan which provides employees savings and investment opportunities, including the ability to invest in the Company's Class B Common Stock. The employee savings plan provides for discretionary Company contributions equal to a portion of the first 5% of an employee's compensation contributed to the plan. For the three years ended December 31, 1998, 1997 and 1996, the Company contributions equaled 100% of the first 5% of participating employees' compensation contributed to the plan. The expense for this plan totaled $2,403, $3,494 and $2,546 in 1998, 1997, and 1996, respectively. All shares purchased by the plan for the three years ended December 31, 1998, 1997 and 1996 were acquired from the Company at the market price on each purchase date or were purchased on the open market.

     The Company offers an elective, nonqualified deferred compensation plan to qualified executives and non-employee directors, which allows them to defer a portion of their cash compensation on a pretax basis. The plan contains provisions related to minimum contribution levels and deferral periods with respect to any individual's participation. The plan participant makes irrevocable elections at the date of deferral as to deferral period and date of distribution. Interest is credited to the participant's account at the rate of 125% of the 10 year rolling average interest rate on 10-Year U.S. Treasury Notes. Distribution from the plan may be either at retirement or at an earlier date, and can be either in a lump sum or in installment payments. The Company has purchased life insurance contracts with a face value of $53.4 million to fund this plan.

     On September 10, 1998, the Company's Board of Directors authorized the formation of an Employee Stock Ownership Plan, covering all employees of the Company who have reached age 21 with one year of service. During 1998, the ESOP borrowed approximately $12.6 million from the Company (the "ESOP Loan") and used the proceeds to purchase approximately 1,000,000 shares of the Company's Class A Common Stock. The ESOP Loan is repayable with an interest rate of 8% over 30 years. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. As the ESOP Loan is repaid, shares are allocated to active employees, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Accordingly, unallocated shares are reported as unearned ESOP shares in the balance sheet. As shares of common stock acquired by the ESOP are committed to be released to each employee , the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are used to fund debt service of the ESOP. ESOP compensation expense for the year ended December 31, 1998 was not material. There were 998,513 unearned ESOP shares at December 31, 1998 with a fair value of $13 million.

NOTE 14.  CAPITAL RATIOS

Advanta National Bank ("ANB") and Advanta Bank Corp. ("ABC", formerly Advanta Financial Corp.) are wholly-owned subsidiaries of the Company. ANB and ABC are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the institutions' and the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the institutions must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institutions' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the institution to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that as of December 31, 1998, ANB and ABC meet all capital adequacy requirements to which they are subject and are correctly categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the institutions must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the following table. There have been no events or conditions since those notifications that management believes have changed such categorizations.

                                                                                   TO BE WELL
                                                                                  CAPITALIZED
                                                                                  UNDER PROMPT
                                                             FOR CAPITAL           CORRECTIVE
                                           ACTUAL         ADEQUACY PURPOSES    ACTION PROVISIONS
-------------------------------------------------------------------------------------------------
                                       AMOUNT    RATIO     AMOUNT    RATIO      AMOUNT     RATIO
-------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1998
Total Capital (to Risk Weighted
  Assets)
  ANB                                 $380,107   12.12%   $250,932   greater   $313,665   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                     to 8.0%                   to
                                                                                            10.0%
  ABC                                   41,840   14.13      23,683   greater     29,604   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                     to 8.0                    to
                                                                                             10.0
Tier I Capital (to Risk Weighted
  Assets)
  ANB                                  370,281   11.80%    125,466   greater    188,199   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                     to 4.0%              to 6.0%
  ABC                                   38,139   12.88      11,842   greater     17,763   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                     to 4.0                to 6.0
Tier I Capital (to Average Assets)
  ANB                                  370,281   17.13%     86,458   greater    108,074   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                     to 4.0%              to 5.0%
  ABC                                   38,139   16.10       9,474   greater     11,842   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                     to 4.0                to 5.0
AS OF DECEMBER 31, 1997
Total Capital (to Risk Weighted
  Assets)
  ANB                                 $824,801   16.39%   $402,640   greater   $503,300   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                     to 8.0%                   to
                                                                                            10.0%
  ABC                                   33,038   18.02      14,669   greater     18,337   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                     to 8.0                    to
                                                                                             10.0
Tier I Capital (to Risk Weighted
  Assets)
  ANB                                  650,911   12.93%    201,320   greater    301,980   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                     to 4.0%              to 6.0%
  ABC                                   30,746   16.77       7,335   greater     11,002   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                     to 4.0                to 6.0
Tier I Capital (to Average Assets)
  ANB                                  650,911   14.07%    185,015   greater    231,269   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                     to 4.0%              to 5.0%
  ABC                                   30,746   10.97      11,208   greater     14,010   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                     to 4.0                to 5.0

--------------------------------------------------------------------------------

NOTE 15.  CASH, DIVIDEND AND LOAN RESTRICTIONS

In the normal course of business, the Company and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in cash, debt and dividend restrictions.

     ANB and ABC are subject to the following restrictions: FDIC-insured banks are subject to certain provisions of the Federal Reserve Act which impose various legal limitations on the extent to which such banks may finance or otherwise supply funds to certain of their affiliates. In particular, ANB and ABC are subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with the Company or its affiliates. Such restrictions prevent ANB and ABC from lending to the Company and its affiliates unless such extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, such secured extensions of credit are limited in amount: (a) as to the Company or any such affiliate, to 10 percent of each bank's capital and surplus, and (b) as to the Company and all such affiliates in the aggregate, to 20 percent of each bank's capital and surplus.

     Under certain grandfathering provisions of the Competitive Equality Banking Act of 1987, the Company is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), so long as the Company and ANB continue to comply with certain restrictions on their activities. These restrictions include limiting the scope of ANB's activities to those in which it was engaged prior to March 5, 1987. Since ANB was not making commercial loans at that time, it must continue to refrain from making commercial loans -- which would include any loans to the Company or any of its subsidiaries -- in order for the Company to maintain its grandfathered exemption under the BHCA. The Company has no present plans to register as a bank holding company under the BHCA.

     ANB is also subject to various legal limitations on the amount of dividends that can be paid to its parent, the Company. ANB is eligible to declare a dividend provided that it is not greater than the current year's net profits plus net profits of the preceding two years, as defined. During 1998, the OCC approved the payment of a special dividend/return of capital of $1.3 billion from ANB to the Company to effect the Tender Offer described in Note 2. ANB paid no dividends to the Company during 1997, and paid $107 million of dividends during 1996. Advances to bank subsidiaries totaled $15.1 million at December 31, 1998. The Company had advances from bank subsidiaries of $3.6 million at December 31, 1997.

     The Company's insurance subsidiaries are also subject to certain capital, deposit and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 1998 and 1997, the insurance subsidiaries were in compliance with such rules and regulations. Dividends paid to the Company in 1998 by insurance subsidiaries were $39 million, including an extraordinary dividend of $35 million. There were no dividends paid to the Company by insurance subsidiaries in 1997 or 1996.

     At December 31, 1998 and 1997, total stockholders' equity of the Company's banking and insurance affiliates approximated $429 million and $829 million, respectively. At January 1, 1999, $146 million of stockholders' equity of the Company's banking and insurance affiliates was available for payment of dividends under applicable regulatory guidelines.

NOTE 16.  SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective January 1, 1998. SFAS 131 establishes revised standards for public companies related to the reporting of financial and descriptive information about their operating segments in financial statements. The Company has three reportable segments: Advanta Mortgage, Advanta Business Services, and, through February 20, 1998, Advanta Personal Payment Services. Each of these business segments have or had separate management teams and infrastructures that offer different products and services.

     Advanta Mortgage is engaged in nonconforming home equity lending directly to consumers or through brokers and other originators. This business unit originates, purchases, securitizes and services nonconforming credit first and second lien mortgage loans and home equity lines of credit, directly through subsidiaries of the Company. In addition to servicing and managing the loans it originates, Advanta Mortgage contracts with third parties to service their home equity loans on a subservicing basis.

     Advanta Business Services offers flexible lease financing programs on small-ticket equipment and business credit cards to small businesses. The commercial equipment leasing business is generated primarily through third-party referrals from manufacturers or distributors of equipment, as well as independent brokers. Direct marketing techniques are the source of growth in accounts in the business credit card operations.

     Prior to the Fleet Transaction, the Company offered consumer credit cards through Advanta Personal Payment Services. See further discussion of the Fleet Transaction in Note 2. This business segment issued consumer credit cards nationwide. The primary method of account acquisition was direct mail solicitation using credit scoring by independent third parties and proprietary market segmentation and targeting models to target its mailing to profitable segments of the market. As of February 20, 1998, this segment had no operations, and the activity below reflects operations through that date.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies with the exception of annual fees on credit cards and deferred acquisition costs on mortgage loans and leases. For management reporting purposes, annual fees recognized on credit cards are included in other revenues rather than as an adjustment to operating expenses, and amortization of deferred acquisition costs on leases are recorded as operating expenses rather than as an adjustment to interest income. The Company evaluates performance based on net income of the respective business units.

                                                          ADVANTA
                                            ADVANTA      PERSONAL
                               ADVANTA      BUSINESS      PAYMENT                  RECONCILING
                               MORTGAGE     SERVICES     SERVICES      OTHER(2)       ITEMS              TOTAL
-----------------------------------------------------------------------------------------------------------------
1998
Noninterest revenues          $  240,366   $   96,228   $   126,466   $    4,762    $(46,180)(3)(5)   $   421,642
Interest revenue                 123,550       34,360        23,465       64,183      (4,468)(4)          241,090
Interest expense                  76,056       20,854        33,352       54,013           0              184,275
Gain on transfer of consumer
  credit card business                 0            0       541,288            0           0              541,288
Other charges(1)                       0            0       167,572            0     (42,500)(5)          125,072
Income taxes (benefit)            10,667        4,430       (24,141)           0           0               (9,044)
Net income                        25,090       10,338       412,452            0           0              447,880
Average managed receivables    6,737,019    1,353,391     1,846,109       15,724           0            9,952,243
Total assets                   1,794,491      430,058             0    1,571,201           0            3,795,750
Capital expenditures                 835        3,658         2,469       38,398           0               45,360
Depreciation and
  amortization                     6,160        4,720         5,600        5,000           0               21,480
-----------------------------------------------------------------------------------------------------------------
1997
Noninterest revenues          $  130,511   $   75,665   $   590,750   $   34,854   $   (4,299)(3)     $   827,481
Interest revenue                  94,499       44,971       179,844      120,034      (4,074)(4)          435,274
Interest expense                  51,825       20,073       130,351      122,309           0              324,558
Income taxes (benefit)             1,107        7,856        16,042         (100)          0               24,905
Net income                        33,316       14,726        22,877          706           0               71,625
Average managed receivables    3,918,240    1,063,056    11,356,944       31,810           0           16,370,050
Total assets                   1,048,461      264,928     3,498,212    1,874,531           0            6,686,132
Capital expenditures                 464        4,582        33,770       40,414           0               79,230
Depreciation and
  amortization                     3,534        4,203        22,339        5,204           0               35,280
-----------------------------------------------------------------------------------------------------------------
1996
Noninterest revenues          $   87,916   $   65,052   $   633,554   $   16,621   $   (3,573)(3)     $   799,570
Interest revenue                  43,097       32,231       220,847       61,694      (2,942)(4)          354,927
Interest expense                  23,773       17,372       147,133       81,422           0              269,700
Income taxes (benefit)               412       10,095        78,611          (14)          0               89,104
Net income (loss)                 24,981       19,776       130,928          (28)          0              175,657
Average managed receivables    2,133,047      603,797    12,169,546       12,270           0           14,918,660
Total assets                     767,408      466,092     3,189,955    1,160,504           0            5,583,959
Capital expenditures               3,781        6,882        60,920       12,584           0               84,167
Depreciation and
  amortization                     1,940        3,146        12,145        2,104           0               19,335
-----------------------------------------------------------------------------------------------------------------

(1) Other charges represents the following: severance and outplacement costs associated with workforce reduction, option exercise and other employee costs associated with the Fleet Transaction/Tender Offer; expense associated with exited business/product; asset impairment; and equity losses related to exited business/product.

(2) Other includes insurance operations, venture capital operations and assets not attributable to other segments.

(3) Annual fees recognized on credit cards are included in other revenues for management reporting purposes, and are offset against deferred acquisition costs in operating expenses for GAAP reporting.

(4) Amortization of deferred acquisition costs on leases is considered an operating expense for management reporting purposes, but is considered an adjustment to interest income for GAAP reporting.

(5) Equity losses related to exited business/product are included in other charges for management reporting purposes, but are netted against equity gains in other revenues for GAAP reporting.

NOTE 17.  SELECTED INCOME STATEMENT INFORMATION

OTHER REVENUES                                                   YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                               1998        1997        1996
---------------------------------------------------------------------------------------------
Equity securities (losses) gains(1)                          $(41,750)   $(11,426)   $  6,522
Business card interchange income                               20,741      11,617       4,396
Consumer credit card interchange income                        11,881      85,208     102,804
Consumer credit card overlimit fees                            16,233      46,447      16,465
Mortgage other revenues(2)                                     22,945       4,535       1,645
Leasing and business card other revenues                       18,769      15,865      24,039
Insurance revenues, net                                        14,408      37,816      38,175
Other                                                           1,149      18,021       3,276
---------------------------------------------------------------------------------------------
Total other revenues, net                                    $ 64,376    $208,083    $197,322
---------------------------------------------------------------------------------------------

(1) Equity securities (losses) gains include losses of $42.5 million recognized in 1998 reflecting changes in the fair value of Advanta Partners LP investments. Most of the loss relates to investments not publicly traded for which Advanta Partners LP decided to expedite a disposal plan.

(2) Mortgage other revenues in 1998 include an $11.2 million gain on the sale of an investment in affordable housing partnerships, and $6 million from the favorable settlement of certain prior year claims.

OTHER OPERATING EXPENSES                                         YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                               1998        1997        1996
---------------------------------------------------------------------------------------------
Marketing                                                    $ 53,109    $ 53,039    $ 31,975
Equipment expense                                              23,381      37,712      22,752
Amortization of credit card deferred origination costs, net    22,271      69,344      88,517
External processing                                            21,908      43,256      42,814
Occupancy expense                                              16,001      23,097      14,827
Credit and collection expense                                  15,715      20,017      13,784
Professional/consulting fees                                   14,767      38,600      40,247
Telephone expense                                              12,428      21,262      16,116
Postage                                                         8,949      29,039      25,700
Minority interest in income of consolidated subsidiary          8,880       8,880         222
Credit card fraud losses                                        3,194      22,287      23,611
Other                                                           2,475      17,021      19,943
---------------------------------------------------------------------------------------------
Total other operating expenses                               $203,078    $383,554    $340,508
---------------------------------------------------------------------------------------------

NOTE 18.  NET INTEREST INCOME

The following table presents the components of net interest income:

                                                                 YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                              1998        1997         1996
---------------------------------------------------------------------------------------------
Interest income:
  Loans and leases                                          $129,748    $ 276,982    $267,823
  Trading investments                                         10,374            0           0
  Investments available for sale                              79,294      140,636      80,142
  Interest component of previously discounted cash flows      21,674       17,656       6,962
---------------------------------------------------------------------------------------------
Total interest income                                        241,090      435,274     354,927
Interest expense:
  Deposits                                                    85,935      150,164     110,879
  Debt                                                        87,900      161,295     136,654
  Other borrowings                                            10,440       13,099      22,167
---------------------------------------------------------------------------------------------
Total interest expense                                       184,275      324,558     269,700
Net interest income                                           56,815      110,716      85,227
Less: Provision for loan losses                              (67,193)    (210,826)    (96,862)
---------------------------------------------------------------------------------------------
Net interest after provision for credit losses              $(10,378)   $(100,110)   $(11,635)
---------------------------------------------------------------------------------------------

NOTE 19.  INCOME TAXES

Income tax (benefit) expense consisted of the following components:

                                                                 YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------
                                                                1998       1997       1996
--------------------------------------------------------------------------------------------
Current:
  Federal                                                     $ 20,254    $ 5,953    $78,037
  State                                                          2,470       (651)     5,346
--------------------------------------------------------------------------------------------
Total current                                                   22,724      5,302     83,383
--------------------------------------------------------------------------------------------
Deferred:
  Federal                                                      (44,777)    16,950      5,800
  State                                                         13,009      2,653        (79)
--------------------------------------------------------------------------------------------
Total deferred                                                 (31,768)    19,603      5,721
--------------------------------------------------------------------------------------------
Total tax (benefit) expense                                   $ (9,044)   $24,905    $89,104
--------------------------------------------------------------------------------------------

     The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                                                                  YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                                1998        1997       1996
---------------------------------------------------------------------------------------------
Statutory federal income tax                                  $ 153,593    $33,786    $92,740
State income taxes, net of federal income tax benefit            10,061      1,302      3,423
Insurance program income (expense)                               30,414     (8,707)    (4,492)
Tax credits                                                      (7,288)    (5,271)    (1,231)
Compensation limitation                                           4,725          0          0
Transfer of consumer credit card business (see Note 2)         (200,494)         0          0
Nontaxable investment income                                       (607)      (560)      (443)
Other                                                               552      4,355       (893)
---------------------------------------------------------------------------------------------
Consolidated tax (benefit) expense                            $  (9,044)   $24,905    $89,104
---------------------------------------------------------------------------------------------

     Deferred taxes are provided to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and enacted tax laws. The net deferred tax asset/ (liability) is comprised of the following:

                                                                  DECEMBER 31,
-----------------------------------------------------------------------------------
                                                                1998        1997
-----------------------------------------------------------------------------------
Deferred taxes:
  Gross assets                                                $ 44,541    $  84,676
  Gross liabilities                                            (80,566)    (118,655)
-----------------------------------------------------------------------------------
          Total deferred taxes                                $(36,025)   $ (33,979)
-----------------------------------------------------------------------------------

     A summary of deferred tax assets and liabilities follows:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                1998        1997
----------------------------------------------------------------------------------
Deferred loan fees and costs                                  $ (5,167)   $(24,655)
Allowance for loan losses                                       17,415      45,224
Securitization income                                          (32,538)    (38,543)
Leasing income                                                 (16,092)    (10,772)
Other                                                              357      (5,233)
----------------------------------------------------------------------------------
Net deferred tax liability                                    $(36,025)   $(33,979)
----------------------------------------------------------------------------------

     The net deferred federal tax liability is presented net with current federal income taxes receivable for financial reporting purposes, and is included in other assets.

NOTE 20. COSTS ASSOCIATED WITH FLEET TRANSACTION/TENDER OFFER AND OTHER EXITED BUSINESS/PRODUCTS

In connection with the Fleet Transaction more fully discussed in Note 2, the Company effected major organizational changes during the first quarter of 1998 to reduce corporate expenses incurred in the past: (a) to support the business contributed to the LLC in the Fleet Transaction; and (b) associated with the business and products no longer being offered or not directly associated with its mortgage and business services units. Costs associated with these changes include:

                                                                     CHARGED TO
                                                                  ACCRUAL IN 1998
                                                                 ------------------    12/31/98
                                                       1998                  NON-      ACCRUAL
                                                     ACCRUAL      CASH       CASH      BALANCE
-----------------------------------------------------------------------------------------------
Employee costs associated with Fleet
  Transaction/Tender Offer                           $ 62,257    $55,192    $ 3,774    $ 3,291
Expenses associated with exited business/products      54,115     25,717     13,632     14,766
Asset impairment/disposal                               8,700          0      8,133        567
-----------------------------------------------------------------------------------------------
          Total                                      $125,072    $80,909    $25,539    $18,624
-----------------------------------------------------------------------------------------------

EMPLOYEE COSTS ASSOCIATED WITH FLEET TRANSACTION/TENDER OFFER

In connection with the organizational changes, the Company incurred approximately $26.8 million of severance and related costs classified as employee costs associated with Fleet Transaction/Tender Offer. These expenses included severance and outplacement costs associated with the workforce reduction, option exercise and remeasurement costs, and other employee costs directly attributable to the Fleet Transaction/ Tender Offer.

     In connection with these organizational changes, approximately 255 employees who ceased to be employed by the Company were entitled to benefits, of which 190 employees were directly associated with the business contributed to the LLC and approximately 65 employees were associated with the workforce reduction.

     Additionally, during the first quarter of 1998, the Company incurred approximately $35.5 million of other compensation charges. This amount includes $21.3 million attributable to payments under change of control plans and $14.2 million associated with the execution of the Tender Offer.

EXITED BUSINESS/PRODUCTS

During the first quarter of 1998, the Company implemented a plan to exit certain businesses and product offerings not directly associated with its mortgage and business services units. In connection with this plan, contractual vendor commitments of approximately $10.0 million associated with discontinued development and other activities were accrued. The Company has substantially completed the settlement of these contractual commitments.

     The Company also has contractual commitments to certain customers, and non-related financial institutions that are providing benefits to those customers, under a product that will no longer be offered and for which no future revenues or benefits will be received. The Company has recorded a charge of $22.8 million associated with this commitment, and an $8.3 million charge associated with the write-down of assets associated with this program. The Company expects to pay a substantial portion of these costs over the next 33 months. The actions required to complete this plan include the settlement of contractual commitments and the payment of customer benefits.

     In connection with the Fleet Transaction/Tender Offer and the other exited business and product offerings, the Company also incurred $11.5 million of related professional fees and $1.5 million of other expenses related to these plans.

ASSET IMPAIRMENT/DISPOSAL

In connection with the Company's plans to reduce corporate expenses and exit certain business and product offerings, certain assets were identified for disposal and the carrying costs thereof were written off or written down to estimated realizable value resulting in a charge of $8.7 million. These assets consisted principally of leasehold improvements and various other assets. The disposal of these assets has been substantially completed.

NOTE 21.  CALCULATION OF EARNINGS PER SHARE

The following table shows the calculation of basic earnings per share and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996.

                                                               1998        1997        1996
---------------------------------------------------------------------------------------------
Net income                                                   $447,880    $ 71,625    $175,657
  less: Preferred "A" dividends                                  (141)       (141)       (141)
  less: Preferred "B" dividends                                (3,549)     (6,409)     (6,403)
---------------------------------------------------------------------------------------------
Income available to common shareholders                      $444,190    $ 65,075    $169,113
  less: Class A dividends declared                             (2,615)     (7,997)     (6,703)
  less: Class B dividends declared                             (4,589)    (13,754)    (11,334)
---------------------------------------------------------------------------------------------
Undistributed Earnings                                       $436,986    $ 43,324    $151,076
Basic Shares
  Class A                                                      11,174      18,172      17,621
  Class B                                                      15,500      24,635      23,174
  Combined(2)                                                  26,674      42,807      40,795
---------------------------------------------------------------------------------------------
Options A                                                           8          63         410
Options B                                                         103         532       1,293
AMIP B                                                            138          99         507
Preferred B                                                     1,572           0(1)    2,068
---------------------------------------------------------------------------------------------
Diluted Shares
  Class A                                                      11,182      18,235      18,031
  Class B                                                      17,313      25,266      27,042
  Combined(2)                                                  28,495      43,501      45,073
---------------------------------------------------------------------------------------------
Basic Earnings Per Share
  Class A                                                    $  16.62    $   1.45    $   4.08
  Class B                                                       16.68        1.57        4.19
  Combined(2)                                                   16.65        1.52        4.15
---------------------------------------------------------------------------------------------
Diluted Earnings Per Share
  Class A                                                    $  15.69    $   1.43    $   3.86
  Class B                                                       15.73        1.54        3.91
  Combined(2)                                                   15.71        1.50        3.89
---------------------------------------------------------------------------------------------

(1) 25,000 shares of the Company's Class B convertible preferred stock were outstanding during 1997 but were not included in the computation of diluted earnings per share for the year ended December 31, 1997 because they were antidilutive for that period.

(2) Combined represents a weighted average of Class A and Class B earnings per share.

Options to purchase 2.7 million shares of Class B Common Stock were outstanding during 1998 but were not included in the computation of diluted EPS because the option's exercise price was greater than or equal to the average market price of the common shares during the applicable periods.

NOTE 22.  PARENT COMPANY FINANCIAL STATEMENTS

                      ADVANTA CORP. (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS

(IN THOUSANDS)                                                      DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 1998          1997
--------------------------------------------------------------------------------------
ASSETS
Cash                                                          $   17,276    $   94,887
Commercial paper equivalent(1)                                   440,900             0
Investments                                                       20,592        29,046
Other assets, principally investments in and advances to
  wholly owned subsidiaries(2)                                 1,244,656     2,314,852
--------------------------------------------------------------------------------------
          Total assets                                        $1,723,424    $2,438,785
--------------------------------------------------------------------------------------
LIABILITIES
Accrued expenses and other liabilities                        $   37,218    $  121,797
Debt                                                           1,125,902     1,390,038
--------------------------------------------------------------------------------------
          Total liabilities                                    1,163,120     1,511,835
--------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                    1,010         1,010
Common stock                                                         267           448
Other stockholders' equity                                       559,027       925,492
--------------------------------------------------------------------------------------
          Total stockholders' equity                             560,304       926,950
--------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity          $1,723,424    $2,438,785
--------------------------------------------------------------------------------------

(1) Commercial paper equivalent refers to unsecured loans made to Advanta National Bank for terms less than 35 days in maturity which are not automatically renewable, consistent with commercial paper issuance.

(2) Includes advances to wholly-owned non-bank subsidiaries to fund $329.1 million in loans, $70.5 million of retained interest-only strips, $128.1 million in subordinated trust assets and $41.2 million of equity securities accounted for at fair value as of December 31, 1998.

                      ADVANTA CORP. (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS

($ IN THOUSANDS)                                                       DECEMBER 31,
----------------------------------------------------------------------------------------------
                                                               1998         1997        1996
----------------------------------------------------------------------------------------------
INCOME:
  Dividends from subsidiaries(1)                            $  560,015    $ 12,300    $135,006
  Interest                                                      78,210      81,656      62,144
  Gain on transfer of credit card business                      48,944           0           0
  Other, net                                                    44,623      33,649      29,450
----------------------------------------------------------------------------------------------
          Total Income                                         731,792     127,605     226,600
----------------------------------------------------------------------------------------------
EXPENSES:
  General and administrative                                    44,289      69,010      75,768
  Interest                                                      86,557      97,067      72,219
  Severance and outplacement costs associated with
     workforce reduction, option exercise and other
     employee costs associated with Fleet
     Transaction/Tender Offer                                   55,007           0           0
  Expense associated with exited business/product                2,000           0           0
  Asset impairment                                               2,700           0           0
----------------------------------------------------------------------------------------------
          Total expense                                        190,553     166,077     147,987
----------------------------------------------------------------------------------------------
Income (loss) before income taxes and equity in
  subsidiaries                                                 541,239     (38,472)     78,613
----------------------------------------------------------------------------------------------
Income tax benefit                                               8,566      20,677      24,784
----------------------------------------------------------------------------------------------
Income (loss) before equity in undistributed net (loss)
  profit in subsidiaries                                       549,805     (17,795)    103,397
----------------------------------------------------------------------------------------------
Equity in undistributed net (loss) profit of subsidiaries     (101,925)     89,420      72,260
----------------------------------------------------------------------------------------------
Net income                                                  $  447,880    $ 71,625    $175,657
----------------------------------------------------------------------------------------------

(1) Dividends from subsidiaries include only dividends from current year net income of subsidiaries. See Parent Company Only Condensed Statements of Cash Flows for total dividends received from subsidiaries.

     The Parent Company Only Statements of Changes in Stockholders' Equity is the same as the Consolidated Statements of Changes in Stockholder's Equity.

                      ADVANTA CORP. (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                   ($ IN THOUSANDS)                             YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------
                                                           1998         1997          1996
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                               $ 447,880    $  71,625    $   175,657
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Equity in net profit of subsidiaries                    (458,090)    (101,719)      (207,266)
  Dividends received from subsidiaries                     903,831       12,300        135,006
  Gain on transfer of consumer credit card business        (48,944)           0              0
  Depreciation and amortization                              6,880        5,083          1,375
  Noncash expense associated with Fleet
     Transaction/Tender Offer and other exited
     business/products                                      11,974            0              0
  Change in other assets and interest-bearing deposits     (19,339)    (154,043)      (162,600)
  Change in accrued liabilities                            (81,886)      94,401         51,853
----------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities        762,306      (72,353)        (5,975)

INVESTING ACTIVITIES
  Net change in premises & equipment                         4,793       (8,793)        (9,408)
  Net change in commercial paper equivalents              (440,900)           0              0
  Investments in subsidiaries                             (124,500)           0       (149,925)
  Return of investment from subsidiaries                   470,000            0         46,867
  Purchase of investments available for sale              (471,582)     (87,324)    (3,754,047)
  Proceeds from sales of investments available for sale    143,770       49,946         77,404
  Proceeds from maturing investments available for sale    327,200       25,000      3,771,981
----------------------------------------------------------------------------------------------
Net cash used in investing activities                      (91,219)     (21,171)       (17,128)

FINANCING ACTIVITIES
  Change in lines of credit                                      0      (40,000)        40,000
  Proceeds from issuance of subordinated/senior debt        29,858       24,747         41,036
  Payments on redemption of subordinated/senior debt       (60,991)     (97,609)       (38,541)
  Decrease (increase) in affiliate borrowings              339,822      (26,827)      (324,341)
  Proceeds from issuance of medium-term notes                    0      511,255        720,545
  Payments on maturity of medium-term notes               (233,035)    (261,873)      (494,400)
  Proceeds from issuance of affiliate subordinated
     debentures                                                  0            0        103,093
  Issuance of stock                                          5,249       14,000         11,974
  Tender offer                                            (801,606)           0              0
  Stock buyback                                             (4,549)           0              0
  ESOP stock purchase                                      (12,569)           0              0
  ESOP debt repayment                                           17            0              0
  Cash dividends paid                                      (10,894)     (28,301)       (24,581)
----------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities       (748,698)      95,392         34,785
----------------------------------------------------------------------------------------------
Net (decrease) increase in cash                            (77,611)       1,868         11,682
Cash at beginning of year                                   94,887       93,019         81,337
Cash at end of year                                      $  17,276    $  94,887    $    93,019
----------------------------------------------------------------------------------------------

Noncash transactions of the Parent Company include capital contributions to bank subsidiaries through the forgiveness of debt of $67.5 million in 1998, and $76 million to nonbank subsidiaries in 1998.

NOTE 23.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                                      1998                        1997
------------------------------------------------------------------------------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                              AMOUNT        VALUE         AMOUNT        VALUE
------------------------------------------------------------------------------------------------
Financial assets:
  Cash                                      $   90,597    $   90,597    $   57,953    $   57,953
  Federal funds sold                           267,400       267,400       156,500       156,500
  Restricted interest-bearing deposits          80,028        80,028       543,239       543,239
  Trading investments                          501,563       501,563             0             0
  Investments available for sale               521,410       521,410     1,222,272     1,222,272
  Subordinated trust assets                    284,528       284,528       170,281       170,281
  Loans and lease receivables, net           1,138,933     1,189,124     3,376,546     3,412,823
  Retained interest-only strip-Advanta
     Mortgage loans                            247,381       247,381       191,868       191,868
  Amounts due from consumer credit card
     securitizations                                 0             0       208,330       208,330
  Contract mortgage servicing rights            49,097        49,097        24,546        24,546
Financial liabilities:
  Demand and savings deposits               $  185,782    $  185,782    $  548,440    $  548,440
  Time deposits and debt                     2,594,155     2,560,034     4,717,343     4,693,887
  Other borrowings                              36,301        36,301        52,774        53,411
Off-balance sheet financial instruments --
  Asset/(Liability):
     Interest rate swaps                    $        0    $   11,589    $        0    $    8,323
     Interest rate options:
       Caps purchased                               45           130           360           596
       Caps written                                (45)         (130)       (1,350)         (616)
  Forward contracts                                  0           365             0          (522)
------------------------------------------------------------------------------------------------

     The above values do not necessarily reflect the premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. In addition, these values, derived from the methods and assumptions described below, do not consider the potential income taxes or other expenses that would be incurred on an actual sale of an asset or settlement of a liability. With respect to the fair value of liabilities, the above table is prepared on the basis that the amounts necessary to discharge such liabilities represent fair value. The Company's off-balance sheet financial instruments relate to managing the interest rate sensitivity position as described in Note 24.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH, FEDERAL FUNDS SOLD AND RESTRICTED INTEREST-BEARING DEPOSITS

For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

INVESTMENTS

The fair values of trading investments and investment securities available for sale are based on quoted market prices, dealer quotes or estimates using quoted market prices for similar securities. For investments that are not publicly traded, management has made estimates of fair value that consider several factors including the investees' financial results, conditions and prospects, and the values of comparable public companies.

SUBORDINATED TRUST ASSETS

     Subordinated trust assets earn a variable rate, risk-adjusted return. These assets are classified and measured in accordance with SFAS 115 as trading securities, and are reported at fair value.

LOAN AND LEASE RECEIVABLES, NET

     For mortgage loans, business card receivables and consumer credit card receivables, the fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value for these loans also includes the estimated value of the portion of the retained interest-only strip and, for mortgage loans, servicing which are not sold with securities backed by these types of loans. The value of the retained interest-only strips and, for mortgage loans, servicing is estimated based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average yield on each pool of the loans sold over the sum of the pass-through interest rate plus the servicing fee and an estimate of future credit losses over the life of the loans and other amounts described in Note 1. The value of other loans is estimated based on the market prices of similar receivables with similar characteristics.

RETAINED INTEREST-ONLY STRIPS, CONTRACTUAL MORTGAGE SERVICING RIGHTS AND AMOUNTS DUE FROM CONSUMER CREDIT CARD SECURITIZATIONS

     The fair values of retained interest-only strips and contractual mortgage servicing rights are estimated based on discounted cash flow analyses as described in Note 1. For the other components of amounts due from consumer credit card securitizations, the carrying amount is a reasonable estimate of the fair value. For purposes of estimating the fair value of the retained interest-only strip from Advanta Mortgage loan securitizations, management has assumed a discount rate of 14%, a prepayment rate of 29% CPR for fixed rate loans and 43% for adjustable rate loans and a loss rate of 100 basis points at December 31, 1998, and has assumed a discount rate of 14%, a prepayment rate of 24% CPR for fixed rate loans and 29% CPR for adjustable rate loans and a loss rate of 80 basis points at December 31, 1997. For purposes of estimating the fair value of contractual mortgage servicing rights, management has assumed a discount rate of 12% at December 31, 1998 and 1997, and prepayment rates consistent with retained interest-only strip assumptions at those dates. For purposes of estimating the fair value of the retained interest-only strip from consumer credit card securitizations, management assumed a discount rate of 12%, a principal payment rate of 10% and a loss rate of 7.8% at December 31, 1997.

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

INTEREST RATE SWAPS, OPTIONS AND FORWARD CONTRACTS

     The fair value of interest rate swaps, options and forward contracts (used for managing interest rate risk) is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparty.

COMMITMENTS TO EXTEND CREDIT

     Although the Company had $2.1 billion of unused commitments to extend credit, there is no market value associated with these commitments, as any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements.

NOTE 24.  DERIVATIVE FINANCIAL INSTRUMENTS

     In managing its interest rate risk, the Company may use derivative financial instruments. These instruments are used for the express purpose of managing interest rate exposures and are not used for any trading or speculative activities. During 1998, 1997, and 1996, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.

     The following table summarizes by notional amounts the Company's derivatives instruments as of December 31, 1998 and 1997:

                                                                 1998          1997
--------------------------------------------------------------------------------------
Interest rate swaps                                           $2,997,912    $2,111,711
Interest rate options:
  Caps written                                                   268,633     1,018,781
  Caps purchased                                                 268,633       328,781
Forward contracts                                                499,000       400,437
--------------------------------------------------------------------------------------
                                                              $4,034,178    $3,859,710
--------------------------------------------------------------------------------------

     The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives contracts.

     Credit risk associated with derivatives arises from the potential for a counterparty to default on its obligations. The Company attempts to limit credit risk by only transacting with highly creditworthy counterparties and requiring master netting and collateral agreements for all interest rate swap and interest rate option contracts. All derivative counterparties are associated with organizations having securities rated as investment grade by independent rating agencies. The list of eligible counterparties, setting of counterparty limits, and monitoring of credit exposure is controlled by the Investment Committee, a management committee. The Company's credit exposure to derivatives, with the exception of caps written, is represented by contracts with a positive fair value without giving consideration to the value of any collateral exchanged (see
Note 23). For caps written, credit exposure does not exist since the counterparty has performed its obligation to pay the Company a premium payment.

     Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. Based on its interest rate sensitivity analyses, the Company enters into interest rate swaps to more effectively manage the impact of fluctuating interest rates on its net interest income and noninterest revenues. The Company has used interest rate swaps to synthetically alter the cash flows on certain deposit, debt, and off-balance sheet receivable securitizations.

     As of December 31, 1998, the Company used interest rate swaps for the following purposes: $575.5 million to effectively convert fixed rate debt to a LIBOR based variable rate; and $2.4 billion to effectively convert certain off-balance sheet variable pass-through rate home equity and leasing securitizations to a fixed rate. As of December 31, 1997, the Company used interest rate swaps for the following purposes: $1.0 billion to effectively convert fixed rate debt to a LIBOR based variable rate; and $1.1 billion to effectively convert certain off-balance sheet variable pass-through rate home equity and leasing securitizations to a fixed rate. In 1997, as part of its asset/liability risk management process, the Company chose to effectively convert $598 million of fixed rate off-balance sheet consumer credit card securitizations to a LIBOR based variable rate through the use of interest rate swaps. In 1997, the Company elected to terminate all of these interest rate swap positions after a 7 month period and realized a gain of $16.3 million. Gains or losses resulting from these interest rate swap terminations are deferred and amortized over the remaining life of the underlying fixed rate credit card securitization. As of December 31, 1997, the unamortized gain amounted to $15.6 million with the remaining amortization period of 4.2 years. During 1998, the unamortized gain was recorded as part of the gain on the Fleet Transaction described in Note 2.

     The following table summarizes by notional amounts the Company's interest rate swap and swaption activity by major category for the periods presented:

                                                          RECEIVE         PAY
                                                         FIXED RATE    FIXED RATE      TOTAL
-----------------------------------------------------------------------------------------------
Balance at 1/1/96                                        $  203,835    $  664,000    $  867,835
  Additions                                                 635,000       594,804     1,229,804
  Net accretion                                                   0        41,805        41,805
  Maturities                                                (26,000)     (400,000)     (426,000)
-----------------------------------------------------------------------------------------------
Balance at 12/31/96                                      $  812,835    $  900,609    $1,713,444
  Additions                                                 967,250       472,496     1,439,746
  Net amortization                                                0      (142,894)     (142,894)
  Maturities                                               (136,835)      (10,500)     (147,335)
  Swaptions exercised                                             0      (153,000)     (153,000)
  Terminations                                             (598,250)            0      (598,250)
-----------------------------------------------------------------------------------------------
Balance at 12/31/97                                      $1,045,000    $1,066,711    $2,111,711
  Additions                                                       0     1,948,046     1,948,046
  Net amortization                                           (4,000)     (380,533)     (384,533)
  Maturities                                               (249,000)            0      (249,000)
  Terminations                                              (54,790)     (211,812)     (266,602)
  Contributed to Fleet Credit Card LLC                     (161,710)            0      (161,710)
-----------------------------------------------------------------------------------------------
Balance at 12/31/98                                      $  575,500    $2,422,412    $2,997,912
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

     As part of managing its balance sheet and liquidity position, the Company periodically securitizes and sells receivables. For credit enhancement purposes, certain variable pass-through rate receivable securitizations were issued with embedded or purchased interest rate caps. These rate caps, however, were not needed to satisfy asset/liability management strategies. In order to achieve its desired interest rate sensitivity structure and further reduce the effective pass-through rate of the securitization, the Company has synthetically altered the interest rate structure on certain off-balance sheet receivable securitizations by writing interest rate caps to offset the embedded and purchased rate caps attached to them.

     The premiums received or paid for writing or purchasing such cap contracts with third parties are included in other assets and are amortized to other revenues over the life of the contract. Any obligations which may arise under these contracts are recorded in other revenues on an accrual basis. As of December 31, 1998, unamortized premiums for both caps written and caps purchased amounted to $44.6 thousand. The weighted average maturities for caps written and purchased were 2.8 years. As of December 31, 1997, unamortized premiums for caps written and purchased amounted to $1.3 million and $360 thousand, respectively. The weighted average maturities for caps written and purchased were 3.3 years and 4.6 years, respectively.

     Forward contracts are commitments to either purchase or sell a financial instrument at a future date for a specified price and may be settled in cash or through delivery of the underlying financial instrument. The Company regularly securitizes and sells receivables. The Company may choose to hedge the changes in the market value of its fixed rate loans and commitments designated for anticipated securitizations by selling U.S. Treasury securities for forward settlement. The maximum and average terms of hedges of anticipated mortgage loan sales is four and two months, respectively. Gains and losses from forward sales are deferred and included in the measurement of the dollar basis of the loans sold. Realized (losses) gains of ($3.8) million and $4.2 million were deferred as of December 31, 1998 and 1997, respectively.

     The Company may choose to hedge market value changes on its trading investments with forward contracts. Gains and losses on the forward contracts hedging the Company's trading investments are recognized currently and reported in other revenues with the gains and losses on trading investments.

     The following table discloses the Company's interest rate swaps by major category, notional value, weighted average interest rates, and annual maturities for the periods presented.

                                                                             BALANCES MATURING IN:
                                  BALANCE AT   ----------------------------------------------------------------------------------
                                   12/31/98      1999       2000       2001       2002       2003     2004      2005       2006
---------------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable:
 Notional Value                   $2,422,412   $ 66,325   $ 11,495   $118,318   $348,710   $531,348   $   0   $414,029   $932,187
 Weighted Average Pay Rate             5.32%       5.62%      5.72%      5.72%      5.93%      5.35%   0.00%      5.54%      4.90%
 Weighted Average Receive Rate         5.60%       5.62%      5.33%      5.44%      5.56%      5.62%   0.00%      5.62%      5.62%
Receive Fixed/Pay Variable:
 Notional Value                   $ 575,500    $141,000   $124,000   $250,500   $ 60,000   $      0   $   0   $      0   $      0
 Weighted Average Receive Rate         6.52%       6.46%      6.32%      6.63%      6.60%      0.00%   0.00%      0.00%      0.00%
 Weighted Average Pay Rate             5.27%       5.29%      5.29%      5.23%      5.33%      0.00%   0.00%      0.00%      0.00%
Total Notional Value              $2,997,912   $207,325   $135,495   $368,818   $408,710   $531,348   $   0   $414,029   $932,187
Total Weighted Average Rates on
 Swaps:
 Pay Rate                              5.31%       5.40%      5.33%      5.39%      5.85%      5.35%   0.00%      5.54%      4.90%
 Receive Rate                          5.78%       6.19%      6.24%      6.25%      5.71%      5.62%   0.00%      5.62%      5.62%
---------------------------------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Advanta Corp.:

     We have audited the accompanying consolidated balance sheets of Advanta Corp. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanta Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP
Philadelphia, PA
January 26, 1999

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

     Management maintains a system of internal controls that provides reasonable assurance as to the integrity and reliability of the financial statements. This control system includes: (l) organizational and budgetary arrangements which provide reasonable assurance that errors or irregularities would be detected promptly; (2) careful selection of personnel and communications programs aimed at assuring that policies and standards are understood by employees; (3) a program of internal audits; and (4) continuing review and evaluation of the control program itself.

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

/s/ Dennis Alter                /s/ Philip M. Browne            /s/ John J. Calamari
----------------------------    ----------------------------    ----------------------------
Chairman of the Board and       Senior Vice President and       Vice President, Finance and
  Chief Executive Officer          Chief Financial Officer        Chief Accounting Officer

SUPPLEMENTAL SCHEDULES (UNAUDITED)

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                                DECEMBER 31,
($ IN THOUSANDS)                                                    1998
----------------------------------------------------------------------------
Maturity:

  3 months or less                                                $ 41,062
  Over 3 months through 6 months                                    32,878
  Over 6 months through 12 months                                  134,219
  Over 12 months                                                    64,926
----------------------------------------------------------------------------
          Total                                                   $273,085
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

                                                                                         CASH
                                                                                       DIVIDENDS
                    QUARTER ENDED:                        HIGH      LOW      CLOSE     DECLARED
------------------------------------------------------------------------------------------------
Class B:
------------------------------------------------------------------------------------------------
  March 1997                                             $53.63    $25.50    $25.88      $.132
  June 1997                                               36.25     18.88     35.69       .132
  September 1997                                          36.50     24.75     27.25       .132
  December 1997                                           37.63     23.38     25.38       .132

  March 1998                                             $31.25    $19.69    $21.00      $.076
  June 1998                                               24.25     17.50     19.88       .076
  September 1998                                          20.56      8.25     10.50       .076
  December 1998                                           12.00      5.25     11.06       .076
------------------------------------------------------------------------------------------------
Class A:
------------------------------------------------------------------------------------------------
  March 1997                                             $54.75    $26.63    $26.88      $.110
  June 1997                                               37.25     20.00     36.75       .110
  September 1997                                          37.50     26.19     29.13       .110
  December 1997                                           38.75     24.25     26.25       .110

  March 1998                                             $32.75    $21.00    $22.50      $.063
  June 1998                                               26.25     19.25     21.94       .063
  September 1998                                          22.75      9.38     12.88       .063
  December 1998                                           14.88      7.13     13.25       .063
------------------------------------------------------------------------------------------------

     At December 31, 1998, the Company had approximately 775 and 338 holders of record of Class B and Class A Common Stock, respectively.

QUARTERLY DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                  1998
----------------------------------------------------------------------------------------------------
                                              DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
----------------------------------------------------------------------------------------------------
Gain on sale of receivables                     $ 44,964        $ 46,428       $ 57,145    $    104
Interest income                                   54,170          55,199         33,428      98,293
Gain on transfer of consumer credit card
  business                                             0               0              0     541,288
Other revenues                                    63,384          45,655         40,441     123,521
----------------------------------------------------------------------------------------------------
  Total revenues                                 162,518         147,282        131,014     763,206
Interest expense                                  41,340          39,165         36,226      67,544
Provision for credit losses                       19,972           6,414          6,846      33,961
Salaries and other operating expenses             94,639          80,239         74,465     139,301
Other charges(2)                                       0               0              0     125,072
----------------------------------------------------------------------------------------------------
  Total expenses                                 155,951         125,818        117,537     365,878
Pretax income                                      6,567          21,464         13,477     397,328
----------------------------------------------------------------------------------------------------
Net income                                         4,597          15,025          9,471     418,787
----------------------------------------------------------------------------------------------------
Basic earnings per share
  Class A                                       $    .15        $    .57       $    .34    $  11.84
  Class B                                            .17             .58            .35       11.85
  Combined(1)                                        .16             .58            .35       11.84
----------------------------------------------------------------------------------------------------
Diluted earnings per share
  Class A                                       $    .15        $    .56       $    .34    $  11.04
  Class B                                            .17             .58            .35       11.04
  Combined(1)                                        .16             .58            .35       11.04
----------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
Basic
  Class A                                          9,374          10,316         10,362      14,798
  Class B                                         13,811          14,166         14,161      20,480
  Combined(1)                                     23,185          24,482         24,523      35,278
----------------------------------------------------------------------------------------------------
Weighted average common shares -- assuming
  dilution
Diluted
  Class A                                          9,377          10,320         10,372      14,822
  Class B                                         13,817          14,194         14,330      23,093
  Combined(1)                                     23,194          24,514         24,702      37,915
----------------------------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                  1997
----------------------------------------------------------------------------------------------------
                                              DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
----------------------------------------------------------------------------------------------------
Gain on sale of receivables                     $ 33,647        $ 28,575       $ 29,298    $ 25,954
Interest income                                   91,832         138,777        103,468     101,197
Other revenues                                   244,684         175,369        163,177     126,777
----------------------------------------------------------------------------------------------------
  Total revenues                                 370,163         342,721        295,943     253,928
Interest expense                                  84,885          88,414         79,797      71,462
Provision for credit losses                       51,940          48,243         50,279      60,364
Salaries and other operating expenses            174,562         148,904        158,564     148,811
----------------------------------------------------------------------------------------------------
  Total expenses                                 311,387         285,561        288,640     280,637
Pretax income                                     58,776          57,160          7,303     (26,709)
----------------------------------------------------------------------------------------------------
Net income (loss)                                 43,612          42,412          5,419     (19,818)
----------------------------------------------------------------------------------------------------
Basic earnings (loss) per share
  Class A                                       $    .96        $    .94       $    .07    $   (.52)
  Class B                                            .99             .96            .09        (.49)
  Combined(1)                                        .98             .95            .09        (.51)
----------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share
  Class A                                       $    .94        $    .91       $    .07    $   (.52)
  Class B                                            .95             .92            .09        (.49)
  Combined(1)                                        .95             .92            .09        (.51)
----------------------------------------------------------------------------------------------------
Weighted average common shares outstanding
Basic
  Class A                                         18,201          18,188         18,178      18,129
  Class B                                         24,802          24,687         24,594      24,392
  Combined(1)                                     43,003          42,875         42,772      42,521
----------------------------------------------------------------------------------------------------
Weighted average common shares -- assuming
  dilution
Diluted
  Class A                                         18,250          18,245         18,239      18,129
  Class B                                         27,775          27,870         24,969      24,392
  Combined(1)                                     46,025          46,115         43,208      42,521
----------------------------------------------------------------------------------------------------

(1) See Note 1 to Consolidated Financial Statements.

(2) Other charges represents the following: severance and outplacement costs associated with workforce reduction, option exercise and other employee costs associated with the Fleet Transaction/Tender Offer; expense associated with exited business/product; and asset impairment.

                   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

($ IN THOUSANDS)                                                           DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------
                                            1998              1997             1996             1995             1994
                                        -------------    --------------    -------------    -------------    -------------
                                        AMOUNT     %      AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %
--------------------------------------------------------------------------------------------------------------------------
Advanta Mortgage Loans(1)               $20,092    60%   $  5,822     4%   $ 8,785    10%   $ 3,360     6%   $ 5,164    12%
Leases and business cards(2)              9,611    29       9,798     7      4,241     5        977     2      1,076     3
Consumer Credit cards                        --     0     118,420    86     76,084    85     36,889    69     27,486    66
Other                                     3,734    11       3,733     3         74    --     12,268    23      7,891    19
--------------------------------------------------------------------------------------------------------------------------
        Total                           $33,437   100%   $137,773   100%   $89,184   100%   $53,494   100%   $41,617   100%
--------------------------------------------------------------------------------------------------------------------------

                        COMPOSITION OF GROSS RECEIVABLES

($ IN THOUSANDS)                                                      DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
                                  1998                1997                1996                1995                1994
                            ----------------    ----------------    ----------------    ----------------    ----------------
                              AMOUNT      %       AMOUNT      %       AMOUNT      %       AMOUNT      %       AMOUNT      %
----------------------------------------------------------------------------------------------------------------------------
Advanta Mortgage Loans(1)   $  837,744    72%   $  478,433    14%   $  376,260    14%   $  321,711    12%   $  142,874     7%
Leases and business
  cards(2)                     304,185    26       298,789     9       214,327     8        93,660     3        86,157     5
Consumer Credit cards               --     0     2,579,890    76     2,045,219    77     2,338,280    85     1,730,176    88
Other loans                     17,862     2        40,978     1        20,835     1         9,276    --         5,237    --
----------------------------------------------------------------------------------------------------------------------------
        Total               $1,159,791   100%   $3,398,090   100%   $2,656,641   100%   $2,762,927   100%   $1,964,444   100%
----------------------------------------------------------------------------------------------------------------------------

(1) Includes mortgage and home equity loans for all years presented and auto loans beginning in 1996.
(2) Includes leases for all years presented and business cards beginning in 1996.

YIELD AND MATURITY OF INVESTMENTS AT DECEMBER 31, 1998

($ IN THOUSANDS)                                            MATURING
---------------------------------------------------------------------------------------------------------
                                                   AFTER ONE BUT WITHIN FIVE          AFTER FIVE BUT
                           WITHIN ONE YEAR                   YEARS                   WITHIN TEN YEARS
                       ------------------------    --------------------------    ------------------------
                       MARKET VALUE    YIELD(C)    MARKET VALUE     YIELD(C)     MARKET VALUE    YIELD(C)
---------------------------------------------------------------------------------------------------------
U.S. Treasury and
  other U.S.
  Government
  securities             $382,954        5.45%        $53,144         5.00%         $    0         0.00%
State and municipal
  securities(A)               442        4.74           1,479         4.86           2,183         5.98
Other(B)                        0        0.00               0            0               0         0.00
---------------------------------------------------------------------------------------------------------
Total investments
  available for sale     $383,396        5.45%        $54,623         4.99%         $2,183         5.98%
---------------------------------------------------------------------------------------------------------
Trading investments      $      0        0.00%        $     0         0.00%         $    0         0.00%
---------------------------------------------------------------------------------------------------------

($ IN THOUSANDS)               MATURING
---------------------  ------------------------

                           AFTER TEN YEARS
                       ------------------------
                       MARKET VALUE    YIELD(C)
---------------------  ------------------------
U.S. Treasury and
  other U.S.
  Government
  securities             $      0        0.00%
State and municipal
  securities(A)               714        5.53
Other(B)                   16,322        6.29
--------------------------------------------------------
Total investments
  available for sale     $ 17,036        6.25%
------------------------------------------------------------------
Trading investments      $501,563        6.29%
----------------------------------------------------------------------------

(A) Yield computed on a taxable equivalent basis using a statutory rate of 35%.

(B) Equity investments and other securities without a stated maturity are excluded from this table.

(C) Yields are computed by dividing annualized interest by the amortized cost of the respective investment securities.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

     (a)(1)  Financial Statements.

     1.      Consolidated Balance Sheets at December 31, 1998 and 1997.
     2. Consolidated Income Statements for each of the three years in the period ended December 31, 1998.
     3. Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1998.
     4. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998.
     5.      Notes to Consolidated Financial Statements.

     (a)(2)  Schedules.

     1. Other statements and schedules are not being presented either because they are not required or the information required by such statements and schedules is presented elsewhere in the financial statements.

     (a)(3)  Exhibits

      3-a    Restated Certificate of Incorporation of Registrant
             (incorporated by reference to Exhibit 4.1 to Pre-Effective
             Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994) , as amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant's 6 3/4%
             Convertible Class B Preferred Stock, Series 1995 (Stock
             Appreciation Income Linked Securities (SAILS)) (incorporated by reference to Exhibit 4.3 to the Registrant's Current
             Report on Form 8-K dated August 15, 1995, as further amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant's Series A Junior
             Participating Preferred Stock (incorporated by reference to
             Exhibit 1 to the Registrant's Registration Statement on Form
             8-A, dated March 17, 1997)).
      3-b By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated March 17, 1997).
      3-c Rights Agreement, dated as of March 14, 1997, by and between the Registrant and the Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate
             (incorporated by reference to Exhibit 1 to the Registrant's
             Registration Statement on Form 8-A dated March 17, 1997), as amended by Amendment No. 1 to the Rights Agreement, dated as of June 4, 1998 (incorporated by reference to Exhibit 1 to the Registrant's Amended Registration Statement on Form
             8-A/A, dated June 11, 1998), as amended by Amendment No. 2 to the Rights Agreement, dated as of September 10, 1998
             (incorporated by reference to Exhibit 1 to the Company's
             Amended Registration Statement on Form 8-A/A, dated
             September 23, 1998).
      4-a*   Trust Indenture dated April 22, 1981 between Registrant and
             Mellon Bank, N.A., (formerly, CoreStates Bank, N.A.), as
             Trustee, including Form of Debenture.
      4-b    Specimen of Class A Common Stock Certificate and specimen of
             Class B Common Stock Certificate (incorporated by reference to Exhibit 1 of the Registrant's Amendment No. 1 to Form 8 and Exhibit 1 to Registrant's Form 8-A, respectively, both dated April 22, 1992).
      4-c    Trust Indenture dated as of November 15, 1993 between the
             Registrant and The Chase Manhattan Bank (National
             Association), as Trustee (incorporated by reference to
             Exhibit 4 to the Registrant's Registration Statement on Form
             S-3 (No. 33-50883), filed November 2, 1993).
      4-d    Specimen of 6 3/4% Convertible Class B Preferred Stock,
             Series 1995 (Stock Appreciation Income Linked Securities
             (SAILS)) Certificate (incorporated by reference to Exhibit
             4.2 to the Registrant's Current Report on Form 8-K dated
             August 15, 1995, filed the same date).
      4-e    Deposit Agreement, dated as of August 15, 1995, among
             Advanta Corp. and Mellon Securities Trust Company and the
             Holders from Time to Time of the Depositary Receipts
             Described Therein in Respect of the 6 3/4% Convertible Class
             B Preferred Stock, Series 1995 (Stock Appreciation Income
             Linked Securities (SAILS)) (with form of Depositary Receipt as an exhibit thereto) (incorporated by reference to Exhibit
             4.10 to the Company's Current Report on Form 8-K dated
             August 15, 1995, filed the same date).
      4-f Senior Trust Indenture, dated as of October 23, 1995, between the Registrant and Mellon Bank, N.A., as Trustee
             (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No.
             33-62601), filed September 13, 1995).
      4-g    Indenture dated as of December 17, 1996 between Advanta
             Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures. (incorporated by reference to Exhibit 4-g to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
      4-h    Declaration of Trust dated as of December 5, 1996 of Advanta
             Capital Trust I. (incorporated by reference to Exhibit 4-h to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

      4-i    Amended and Restated Declaration of Trust dated as of
             December 17, 1996 for Advanta Capital Trust I. (incorporated by reference to Exhibit 4-I to the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1996).
      4-j    Series A Capital Securities Guarantee Agreement dated as of
             December 17, 1996. (incorporated by reference to Exhibit 4-j to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
      9      Inapplicable.
     10-a    Registrant's Stock Option Plan, as amended (incorporated by reference to Exhibit 10-b to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).+
     10-b    Amended and Restated Advanta Corp. 1992 Stock Option Plan
             (incorporated by reference to Exhibit 10.3 to the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).+
     10-c    Advanta Management Incentive Plan, as amended (incorporated by reference to Exhibit 10-c to the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1996).+
     10-d*   Application for membership in VISA(R) U.S.A. Inc. and
             Membership Agreement executed by Colonial National Bank USA on March 25, 1983.
     10-e*   Application for membership in MasterCard(R) International,
             Inc. and Card Member License Agreement executed by Colonial
             National Bank USA on March 25, 1983.
     10-f*   Indenture of Trust dated May 11, 1984 between Linda Alter, as settlor, and Dennis Alter, as trustee.
     10-f(i) Agreement dated October 20, 1992 among Dennis Alter, as
             Trustee of the trust established by the Indenture of Trust filed as Exhibit 10-g (the "Indenture"), Dennis Alter in his individual capacity, Linda Alter, and Michael Stolper, which
             Agreement modifies the Indenture (incorporated by reference to Exhibit 10-g(i) to the Registrant's Registration
             Statement on Form S-3 (File No. 33-58660), filed February
             23, 1993).
     10-g    Agreement dated as of March 5, 1998 between the Registrant and Olaf Olafsson (incorporated by reference to Exhibit 10-g to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).+
     10-h    Advanta Management Incentive Plan with Stock Election
             (incorporated by reference to Exhibit 4-c to Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (File
             No. 33-33350), filed February 21, 1990).+
     10-i    Advanta Corp. Executive Deferral Plan (incorporated by
             reference to the Exhibit 10-j to the Registrant's Annual
             Report on Form 10-K for the year ended December 31, 1995).+
     10-j    Advanta Corp. Non-Employee Directors Deferral Plan
             (incorporated by reference to Exhibit 10-K to the
             Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1995).+
     10-k    Advanta Management Incentive Plan With Stock Election II
             (incorporated by reference to Exhibit 10-o to the
             Registrant's Registration Statement on Form S-2 (File No.
             33-39343), filed March 8, 1991).+
     10-l    Amended and Restated Advanta Management Incentive Plan With
             Stock Election III (filed herewith).+
     10-m    Life Insurance Benefit for Certain Key Executives and
             Directors (filed herewith).+
     10-n    Amended and Restated Advanta Management Incentive Plan With
             Stock Election IV (filed herewith). +
     10-o    Amended and Restated Agreement of Limited Partnership of
             Advanta Partners LP, dated as of October 1, 1996
             (incorporated by reference to Exhibit 10-o to the
             Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1996).

   10-p    Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff (incorporated by reference to Exhibit 10-u to the Registrant's Annual Report on Form 10-K for the year ended December
           31, 1995).+
   10-q    Pooling and Servicing Agreement, dated as of June 1, 1996, among Advanta Business Receivables Corp.,
           Advanta Financial Corp. and First National Bank of Chicago, as Trustee (incorporated by reference to
           Exhibit 10-q to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).
   10-r    Agreement dated May 11, 1998 between the Registrant and Philip M. Browne (filed herewith).+
   10-s    Master Business Receivables Asset-Backed Financing Facility Agreement, dated as of May 1, 1997, by and among Advanta Business Service Corp., Advanta Leasing Receivables Corp. III and The Chase
           Manhattan Bank (incorporated by reference to Advanta Business Services Corp.'s Registration
           Statement on Form S-1 (File No. 333-38575).
   10-t    Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet
           Financial Group (incorporated by reference to Exhibit(c)(2) to the Registrant's Schedule 13E-4,
           dated January 20, 1998), as amended by the First Amendment to the Contribution Agreement, dated as of February 20, 1998, by and among Advanta Corp., Fleet Financial Group and Fleet Credit Card, LLC
           (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed
           March 6, 1998).
   10-u    Agreement dated July 27, 1998 between the Registrant and George O. Deehan (filed herewith).+
   10-v    Amended and Restated Master Loan and Security Agreement, dated as of August 21, 1998, by and among
           Morgan Stanley Mortgage Capital Inc., as Lender and Advanta Mortgage Holding Company, AMCUSA,
           Advanta Mortgage Corp. Midwest, Advanta Mortgage Corp. of New Jersey, Advanta Mortgage Corp.
           Northeast, Advanta Mortgage Conduit Services, Inc. and Advanta Finance Corp., as Borrowers, as
           amended (filed herewith).
   10-w    Master Repurchase Agreement, dated as of August 21, 1998, between Morgan Stanley Capital Inc., as
           Buyer and Advanta National Bank, as Seller, as amended (filed herewith).
   10-x    Sale and Servicing Agreement, dated as of September 25, 1998 among Advanta Home Equity Loan Owner
           Trust 1998-MS1, as Issuer, Advanta Loan Warehouse Corporation, as Depositor, Bankers Trust Company
           of California, N.A., AMCUSA, Advanta Bank Corp., Advanta National Bank and Advanta Corp. (filed herewith).
   11      Inapplicable.
   12      Computation of Ratio of Earnings to Fixed Charges (filed herewith).
   13      Inapplicable.
   16      Inapplicable.
   18      Inapplicable.
   21      Subsidiaries of the Registrant (filed herewith).
   22      Inapplicable.
   23      Consent of Independent Public Accountants (filed herewith).
   24      Powers of Attorney (included on the signature page hereof).
   27      Financial Data Schedule (filed herewith).
   28      Inapplicable.
   99      Inapplicable.

--------------------------------------------------------------------------------
  * Incorporated by reference to the Exhibit with corresponding number constituting part of the Registrant's Registration Statement on Form S-2 (No. 33-00071), filed on September 4, 1985.

  + Management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

        1. A Report on Form 8-K was filed by the Company on October 27, 1998 regarding consolidated earnings of the Company and its subsidiaries for the fiscal quarter ended September 30, 1998. Summary earnings and balance sheet information as of that date were filed with such report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Advanta Corp.

Dated: March 30, 1999                     By: /s/     OLAF OLAFSSON
                                            ------------------------------------
                                                Olaf Olafsson, President and
                                                           Director

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, William A. Rosoff, Olaf Olafsson, Philip M. Browne, John J. Calamari and Elizabeth H. Mai, or any of them (with full power to each of them to act alone), his or her true and lawful attorney in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1998 relating to Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 1999.

                        NAME                                                TITLE
                        ----                                                -----
                  /s/ DENNIS ALTER                       Chairman of the Board and Chief Executive
-----------------------------------------------------      Officer
                    Dennis Alter

                /s/ WILLIAM A. ROSOFF                    Vice Chairman and Director
-----------------------------------------------------
                  William A. Rosoff

                  /s/ OLAF OLAFSSON                      President and Director
-----------------------------------------------------
                    Olaf Olafsson

                /s/ PHILIP M. BROWNE                     Senior Vice President and Chief Financial
-----------------------------------------------------      Officer
                  Philip M. Browne

                /s/ JOHN J. CALAMARI                     Vice President, Finance and Chief Accounting
-----------------------------------------------------      Officer
                  John J. Calamari

                /s/ ARTHUR P. BELLIS                     Director
-----------------------------------------------------
                  Arthur P. Bellis

                    /s/ MAX BOTEL                        Director
-----------------------------------------------------
                      Max Botel

              /s/ WILLIAM C. DUNKELBERG                  Director
-----------------------------------------------------
                William C. Dunkelberg

                        NAME                             TITLE
                        ----                             -----
                /s/ DANA BECKER DUNN                     Director
-----------------------------------------------------
                  Dana Becker Dunn

                 /s/ ROBERT C. HALL                      Director
-----------------------------------------------------
                   Robert C. Hall

                /s/ JAMES E. KSANSNAK                    Director
-----------------------------------------------------
                  James E. Ksansnak

                  /s/ RONALD LUBNER                      Director
-----------------------------------------------------
                    Ronald Lubner

                 /s/ MICHAEL STOLPER                     Director
-----------------------------------------------------
                   Michael Stolper