Form 10-Q
period 1999-03-31
ADVANTA CORP
filed 1999-05-14
CIK 96638

                                    Form 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

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

             Class A                         Outstanding at May 3, 1999
  Common Stock, $.01 par value                    10,467,548 shares

             Class B                         Outstanding at May 3, 1999
  Common Stock, $.01 par value                    16,222,977 shares

                           TABLE OF CONTENTS

                                                                 PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets                    3
          Consolidated Condensed Income Statements                 4
          Consolidated Condensed Statements of Changes in
            Stockholders' Equity                                 5-6
          Consolidated Statements of Cash Flows                    7
          Notes to Consolidated Condensed Financial Statements     8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   19

PART II   OTHER INFORMATION                                       39

ITEM 1.   FINANCIAL STATEMENTS

                         ADVANTA CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 MARCH 31,              DECEMBER 31,
                                                                   1999                    1998
----------------------------------------------------------------------------------------------------
ASSETS                                                           (UNAUDITED)
Cash                                                              $   90,758           $     90,597
Federal funds sold                                                   113,200                267,400
Restricted interest-bearing deposits                                  68,378                 80,028
Trading investments                                                        0                501,563
Investments available for sale                                     1,491,079                521,410
Subordinated trust assets                                            313,644                284,528
Loan and lease receivables, net:
  Held for sale                                                      487,334                527,644
  Other                                                              671,307                611,289
                                                                  ----------           ------------
Total loan and lease receivables, net                              1,158,641              1,138,933
Retained interest-only strip                                         207,593                222,053
Premises and equipment(at cost, less accumulated
 depreciation of $42,273 in 1999 and $38,377 in 1998)                 91,898                 84,396
Other assets                                                         491,912                604,842
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $4,027,103           $  3,795,750
---------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:

  Noninterest-bearing                                             $    5,649           $      4,324
  Interest-bearing                                                 1,996,291              1,745,466
                                                                  ----------           ------------
Total deposits                                                     2,001,940              1,749,790
Long-term debt                                                       946,394              1,030,147
Other borrowings                                                      86,135                 36,301
Other liabilities                                                    332,007                319,208
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                  3,366,476              3,135,446
---------------------------------------------------------------------------------------------------

Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of the Company                              100,000                100,000

STOCKHOLDERS' EQUITY

Class A preferred stock, $1,000 par value:
 Authorized, issued and outstanding - 1,010 shares in
  1999 and 1998                                                        1,010                  1,010
Class B preferred stock, $.01 par value:
 Authorized - 1,000,000 shares; Issued -
 14,211 shares in 1999 and 1998                                            0                      0
Class A voting common stock, $.01 par value:
  Authorized - 214,500,000 shares; Issued -
  10,467,597 shares in 1999, and 10,375,489 shares in 1998               105                    104
Class B non-voting common stock, $.01 par value;
  Authorized - 230,000,000 shares; Issued - 16,250,623
  shares in 1999, and 16,294,825 in 1998                                 162                    163
Additional paid-in capital                                           227,989                229,304
Deferred compensation                                                (14,796)               (17,214)
Unearned ESOP shares                                                 (12,445)               (12,550)
Accumulated other comprehensive income                                  (856)                   (91)
Retained earnings                                                    385,927                382,092
 Less: Treasury stock at cost, 405,000 Class A and 972,768
  Class B common shares in 1999 and 55,000 Class A and
  972,768 Class B common shares in 1998                              (26,469)               (22,514)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                           560,627                560,304
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $4,027,103           $  3,795,750
---------------------------------------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements

                        ADVANTA CORP. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                           ---------
                                                                   1999                        1998
----------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)

REVENUES:
Gain on sale of receivables                                    $ 34,769                      $ 24,669
Interest income                                                  63,947                        79,372
Servicing revenues                                               27,238                        51,724
Consumer credit card
  securitization income                                               0                        64,796
Gain on transfer of consumer
  credit card business                                                0                       541,288
Other revenues, net                                              33,803                         1,357
-----------------------------------------------------------------------------------------------------
  TOTAL REVENUES                                                159,757                       763,206
-----------------------------------------------------------------------------------------------------
EXPENSES:
Salaries and employee benefits                                   46,072                        55,249
Other operating expenses                                         40,361                        81,832
Interest expense                                                 43,277                        67,544
Provision for credit losses                                      10,148                        33,961
Minority interest in income of
  consolidated subsidiary                                         2,220                         2,220
Unusual charges                                                   6,713                       125,072
-----------------------------------------------------------------------------------------------------
  TOTAL EXPENSES                                                148,791                       365,878
-----------------------------------------------------------------------------------------------------
Income before income taxes                                       10,966                       397,328
Income taxes expense (benefit)                                    4,193                       (21,459)
-----------------------------------------------------------------------------------------------------
NET INCOME                                                     $  6,773                      $418,787
-----------------------------------------------------------------------------------------------------
Basic earnings per share
  Class A                                                      $    .24                      $  11.84
  Class B                                                      $    .26                      $  11.85
  Combined                                                     $    .25                      $  11.84
-----------------------------------------------------------------------------------------------------
Diluted earnings per share
  Class A                                                      $    .24                      $  11.04
  Class B                                                      $    .26                      $  11.04
  Combined                                                     $    .25                      $  11.04
-----------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding
  Class A                                                         9,280                        14,798
  Class B                                                        13,807                        20,480
  Combined                                                       23,087                        35,278
-----------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding
  Class A                                                         9,282                        14,822
  Class B                                                        13,896                        23,093
  Combined                                                       23,178                        37,915
-----------------------------------------------------------------------------------------------------
Cash dividends declared
  Class A                                                      $   .063                      $   .063
  Class B                                                          .076                          .076
-----------------------------------------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) ($ IN THOUSANDS)


                                                                CLASS A       CLASS B                       CLASS B     ADDITIONAL
                                           COMPREHENSIVE       PREFERRED     PREFERRED        CLASS A        COMMON       PAID-IN
                                               INCOME            STOCK         STOCK        COMMON STOCK     STOCK        CAPITAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1997                                        $1,010           $0               $182        $266       $379,543
Net income                                     $447,880
Other comprehensive income (loss):
  Foreign currency translation
    adjustment net of
    tax benefit (expense) of $109                  (202)
  Change in unrealized appreciation
    (depreciation) of investments, net
    of tax benefit (expense) of ($33)                61
                                               --------
Comprehensive income                           $447,739
                                               ========
Tender Offer                                                                                       (79)       (113)      (160,861)
Preferred and common
  cash dividends declared
Exercise of stock options                                                                            1           2          3,102
Issuance of stock:
  Dividend reinvestment                                                                                                        89
  Benefit plans                                                                                                 13         22,647
Amortization of deferred
  compensation
Termination/tax benefit-
  Benefit plans                                                                                                 (5)       (15,214)
Stock buyback
ESOP stock purchase
ESOP shares committed to be released                                                                                           (2)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1998                                        $1,010           $0               $104        $163       $229,304
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                       $6,773
Other comprehensive income (loss):
    Change in unrealized appreciation
    (depreciation) of investments,
    net of tax benefit (expense) of $412           (765)
                                               --------
Comprehensive income                             $6,008
                                               ========
Preferred and common
  cash dividends declared
Exercise of stock options                                                                                                      20
Issuance of stock:
  Dividend reinvestment
  Benefit plans                                                                                      1           1          3,068
Amortization of deferred
  compensation
Termination/tax benefit-
  Benefit plans                                                                                                 (2)        (4,402)
Stock buyback
ESOP shares committed to be released                                                                                           (1)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MAR. 31, 1999                                        $1,010           $0               $105        $162       $227,989
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements

($ IN THOUSANDS)

                                                    DEFERRED       ACCUMULATED
                                                  COMPENSATION        OTHER                                            TOTAL
                                                   & UNEARNED     COMPREHENSIVE     RETAINED      TREASURY         STOCKHOLDERS'
                                                  ESOP SHARES         INCOME        EARNINGS       STOCK               EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1997                             $(25,353)         $  50        $585,659       $(14,407)         $926,950
Net income                                                                           447,880                          447,880
Other comprehensive income (loss):
  Foreign currency translation
    adjustment net of
    tax benefit (expense) of $109                                       (202)                                            (202)
  Change in unrealized appreciation
    (depreciation) of investments, net
    of tax benefit (expense) of ($33)                                     61                                               61
Comprehensive Income
Tender Offer                                                                        (640,553)                        (801,606)
Preferred and common
  cash dividends declared                                                            (10,894)                         (10,894)
Exercise of stock options                                                                                               3,105
Issuance of stock:
  Dividend reinvestment                                                                                                    89
  Benefit plans                                       (20,605)                                                          2,055
Amortization of deferred
  compensation                                          8,193                                                           8,193
Termination/tax benefit-
  Benefit plans                                        20,551                                        (3,558)            1,774
Stock buyback                                                                                        (4,549)           (4,549)
ESOP stock purchase                                   (12,569)                                                        (12,569)
ESOP shares committed to be released                       19                                                              17
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1998                             $(29,764)         $ (91)       $382,092       $(22,514)         $560,304
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                             6,773                            6,773
Other comprehensive income (loss):
  Change in unrealized appreciation
    (depreciation) of investments,
    net of tax benefit (expense) of $412                                (765)                                            (765)
Comprehensive income
Preferred and common
  cash dividends declared                                                             (2,938)                          (2,938)
Exercise of stock options                                                                                                  20
Issuance of stock:
  Dividend reinvestment                                                                                                     0
  Benefit plans                                        (3,070)                                                              0
Amortization of deferred
  compensation                                          1,085                                                           1,085
Termination/tax benefit-
  Benefit plans                                         4,404                                                               0
Stock buyback                                                                                        (3,955)           (3,955)
ESOP stock purchase
ESOP shares committed to be released                      104                                                             103
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MAR. 31, 1999                             $(27,241)         $(856)       $385,927       $(26,469)         $560,627
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                THREE MONTHS ENDED
($ IN THOUSANDS)                                                                                      MARCH 31,
                                                                                       1999                          1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  (UNAUDITED)
OPERATING ACTIVITIES
Net income                                                                          $    6,773                  $    418,787
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Equity securities (gains) losses                                                     (17,854)                       42,889
  Noncash charges associated with exit of auto
    finance business                                                                    16,900                             0
  Depreciation and amortization                                                          4,815                         8,256
  Provision for credit losses, excluding auto                                            5,248                        33,961
  Gain on transfer of consumer credit card business                                          0                      (541,288)
  Noncash expense associated with unusual charges                                            0                        25,539
  Investment in subordinated trust assets, net                                         (33,288)                       (7,460)
  Proceeds from sale of trading investments                                            192,054                             0
  Origination of loans and leases held for sale                                       (744,514)                   (1,677,107)
  Principal collected on loans and leases held for sale                                 26,417                        24,914
  Proceeds from sales/securitizations of loans and
    leases held for sale                                                               850,316                     2,525,078
  Change in other assets                                                                15,426                       (69,606)
  Change in other liabilities                                                           13,884                        13,469
  Change in retained interest-only strip, excluding auto charge                          9,020                         1,225
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              345,197                       798,657
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Change in federal funds sold and interest-
    bearing deposits                                                                   165,850                        98,765
  Purchase of investments available for sale                                        (9,653,338)                  (29,262,311)
  Proceeds from sales of investments available for sale                                 64,514                       684,007
  Proceeds from maturing investments available for sale                              8,948,887                    28,232,695
  Purchase of lease portfolios/Advanta Mortgage loans                                     (277)                       (2,526)
  Principal collected on Advanta Mortgage loans                                         22,803                         2,612
  Advanta Mortgage loans made to customers                                             (73,926)                      (32,020)
  Excess of cash collections over income on
    recognized on direct financing leases                                                7,615                         6,639
  Equipment purchased for direct financing leases                                      (13,521)                       (1,490)
  Change in business card receivables, excluding sales                                 (13,629)                       (5,676)
    excluding sales/transfers                                                                0                      (121,845)
  Net change in other loans                                                                769                            97
  Purchases of premises and equipment, net                                             (12,179)                        2,679
----------------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                (556,432)                     (398,374)
----------------------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES
  Change in demand and savings deposits                                                 84,001                      (382,024)
  Proceeds from sales of time deposits                                                 314,889                       663,137
  Payments for maturing time deposits                                                 (146,740)                     (196,223)
  Change in repurchase agreements and term federal funds                                58,125                        51,950
  Proceeds from issuance of subordinated/senior debt                                    23,279                         4,468
  Payments on redemption of subordinated/senior debt                                    (7,885)                      (14,880)
  Proceeds from issuance of medium-term notes                                                0                            25
  Payments on maturity of medium-term notes                                            (98,850)                      (16,000)
  Change in warehouse facility borrowings                                               (8,653)                        3,857
  Change in notes payable                                                                    0                       321,921
  Stock Tender Offer                                                                         0                      (801,606)
  Stock buy back                                                                        (3,955)                            0
  ESOP debt repayment                                                                      103                             0
  Proceeds from issuance of stock                                                           20                         4,384
  Cash dividends paid                                                                   (2,938)                       (2,728)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                    211,396                      (363,719)
----------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                       161                        36,564
Cash at beginning of period                                                             90,597                        57,953
----------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                               $   90,758                  $     94,517
----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements

                        ADVANTA CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

                                MARCH 31, 1999
                                  (UNAUDITED)

NOTE 1) BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by Advanta Corp. (collectively with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. See Notes 7 and 12 related to unusual transactions during the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The results of operations through February 20, 1998 include the results of operations of the Company's consumer credit card business (see Note 7). The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

        Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2) RECENT ACCOUNTING PRONOUNCEMENTS

The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in March 1998. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and specifies that direct costs incurred when developing computer software for internal use should be capitalized once certain capitalization criteria are met. The Company adopted this SOP on January 1, 1999. The adoption of SOP 98-1 did not have a material effect on the Company's financial statements.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. The Company will adopt SFAS NO. 133 effective January 1, 2000. The Company anticipates that the adoption of SFAS No. 133 will not have a material effect on the results of operations.

        In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Prior to the issuance of SFAS No. 134, the Company was required to account for resulting mortgage-backed securities or other retained interests as trading securities. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company adopted SFAS No. 134 on January 1, 1999, and reclassified approximately $315 million of retained mortgage-backed securities related to mortgage loan securitizations from trading to available-for-sale securities based on the Company's intent with respect to these securities. The Company continues to classify its retained interest-only strips and subordinated trust assets from mortgage loan securitizations as trading securities. The adoption of SFAS No. 134 did not have a material effect on the Company's financial statements.

NOTE 3) RETAINED INTEREST-ONLY STRIP, CONTRACTUAL MORTGAGE SERVICING ASSET AND SUBORDINATED TRUST ASSETS

The following reflects activity in the Advanta Mortgage retained interest-only ("IO") strip and contractual mortgage servicing asset ("CMSR"):

                                                  THREE MONTHS                        YEAR
                                                      ENDED                          ENDED
                                                    MARCH 31,                     DECEMBER 31,
                                                      1999                            1998
----------------------------------------------------------------------------------------------
Beginning balance IO Strip                          $222,053                       $191,868
Beginning balance CMSR                              $ 74,425                       $ 24,546

  IO activity
   Retained IO on sales, net                          17,691                        181,425
   Interest income                                     9,062                         21,674
   Cash received and used to acquire
      subordinated trust assets                      (24,541)                       (96,455)
   Cash released to the Company                       (8,382)                       (25,479)
   Fair value adjustments                                  0                        (50,980)
   Fair value adjustments related to auto exit        (7,828)                             0
   Other                                                (462)                             0

   CMSR activity
   Servicing rights retained                          11,464                         71,131
   Amortization, net                                  (7,398)                       (12,977)
   Valuation provision                                  (211)                        (8,275)

Ending Balance IO Strip                             $207,593                       $222,053
Ending Balance CMSR                                 $ 78,280                       $ 74,425
==============================================================================================

        In the first quarter of 1999, the Company reclassified approximately $25.3 million from IO strip to CMSR. There was no earnings impact from this reclassification. The 1998 balances have been reclassified in conform to this presentation.

        The following table presents activity in subordinated trust assets related to Advanta Mortgage loan securitizations:

                                                 THREE MONTHS                             YEAR
                                                     ENDED                               ENDED
                                                   MARCH 31,                          DECEMBER 31,
                                                     1999                                 1998
--------------------------------------------------------------------------------------------------
Beginning balance                                 $  284,528                          $  170,281
   Initial collateral deposits                             0                              38,907
   Subordinated trust assets acquired
    with excess cash flows                            24,541                              96,455
   Interest earned                                     4,418                              10,270
   Valuation adjustment related to auto loans         (4,172)                                  0
   Excess cash flows released
    to the Company                                   (10,863)                            (45,367)
   Net change in subordinated trust assets
    associated with off-balance sheet warehouse
    facilities                                        15,192                              13,982
--------------------------------------------------------------------------------------------------
Ending Balance                                    $  313,644                          $  284,528
==================================================================================================



NOTE 4) LOAN AND LEASE RECEIVABLES

Loan and lease receivables on the balance sheet, including those held for sale, consisted of the following:

                                                      MARCH 31,                       DEC. 31,
-----------------------------------------------------------------------------------------------
                                                        1999                            1998
-----------------------------------------------------------------------------------------------
Advanta Mortgage loans                            $   850,519                     $   824,854
Leases                                                165,428                         154,163
Business cards                                        143,664                         150,022
Other loans                                            17,093                          17,862
-----------------------------------------------------------------------------------------------
       Gross loan and lease receivables             1,176,704                       1,146,901
-----------------------------------------------------------------------------------------------
Add: Unamortized purchase premiums and
  deferred origination costs,
  net of deferred fees                                 19,835                          25,469
Less: Allowance for credit losses
  Advanta Mortgage loans                              (23,378)                        (20,092)
  Leases                                               (2,795)                         (2,695)
  Business cards                                       (6,998)                         (6,916)
  Other loans                                          (4,727)                         (3,734)
-----------------------------------------------------------------------------------------------
       Total allowance for credit losses              (37,898)                        (33,437)
-----------------------------------------------------------------------------------------------
Net loan and lease receivables                    $ 1,158,641                     $ 1,138,933
-----------------------------------------------------------------------------------------------

Receivables sold and now serviced for others consist of the following:

                                         MARCH 31,                       DEC. 31,
----------------------------------------------------------------------------------
                                           1999                            1998
----------------------------------------------------------------------------------
Advanta Mortgage loans                 $ 7,547,899                    $  7,447,502
Business cards                             688,422                         664,712
Leases                                     546,815                         516,077
----------------------------------------------------------------------------------
       Total                           $ 8,783,136                      $8,628,291
----------------------------------------------------------------------------------

        "Advanta Mortgage loans" include mortgage and auto loans and exclude mortgage loans which were never owned by the Company, but which the Company services for a fee ("contract servicing" or "subservicing"). Contract servicing receivables were $8.9 billion and $8.3 billion at March 31, 1999 and December 31, 1998, respectively.

NOTE 5) ALLOWANCE FOR CREDIT LOSSES

      The following table shows the changes in the allowance for credit losses for the periods presented:

                                                                THREE MONTHS                        YEAR
                                                                    ENDED                           ENDED
                                                                  MARCH 31,                       DEC. 31,
      ----------------------------------------------------------------------------------------------------
                                                                     1999                           1998
      ----------------------------------------------------------------------------------------------------
      Beginning balance                                          $ 33,437                       $ 137,773
      Provision for credit losses                                  10,148                          67,193
      Allowance on receivables sold                                     0                        (118,420)
      Gross charge-offs:
          Advanta Mortgage loans                                   (4,072)                        (14,313)
          Business cards                                           (2,223)                        (11,126)
          Leases                                                     (913)                         (4,992)
          Consumer credit cards                                         0                         (30,999)
                                                                   ------                         -------
        Total gross charge-offs                                    (7,208)                        (61,430)
      Recoveries:
          Advanta Mortgage loans                                      922                           3,007
          Business cards                                              198                           1,093
          Leases                                                      401                           1,501
          Consumer credit cards                                         0                           2,719
          Other loans                                                   0                               1
                                                                    -----                           -----
        Total recoveries                                            1,521                           8,321
      Net charge-offs                                              (5,687)                        (53,109)
      ----------------------------------------------------------------------------------------------------
      Ending Balance                                             $ 37,898                       $  33,437
      ----------------------------------------------------------------------------------------------------




NOTE 6) SELECTED BALANCE SHEET INFORMATION

                                                                  MARCH 31,                       DEC. 31,
            ----------------------------------------------------------------------------------------------
            OTHER ASSETS                                            1999                            1998
            ----------------------------------------------------------------------------------------------
            Contractual mortgage servicing rights                 $ 78,280                        $ 74,425
            Current and deferred federal income taxes,
             net                                                    48,793                          31,243
            Goodwill                                                 3,531                           3,600
            Other real estate (A)                                    6,826                           6,622
            Other                                                  354,482                         488,952
            ----------------------------------------------------------------------------------------------
                     TOTAL OTHER ASSETS                           $491,912                        $604,842
            ----------------------------------------------------------------------------------------------

            (A) Carried at the lower of cost or fair market value less selling costs.

                                                                  MARCH 31,                       DEC. 31,
            ----------------------------------------------------------------------------------------------
            OTHER LIABILITIES                                       1999                            1998
            ----------------------------------------------------------------------------------------------
            Accounts payable and accrued expenses                 $ 67,735                       $  66,852
            Current and deferred income taxes                        1,415                           2,445
            Other                                                  262,857                         249,911
            ----------------------------------------------------------------------------------------------
                     TOTAL OTHER LIABILITIES                      $332,007                       $ 319,208
            ----------------------------------------------------------------------------------------------


NOTE 7) DISPOSITION OF CONSUMER CREDIT CARD ASSETS

In accordance with the terms of the Contribution Agreement, dated as of October 28, 1997, as amended February 20, 1998, by and between the Company and Fleet Financial Group, Inc. ("Fleet"), the Company and certain of its subsidiaries and Fleet and certain of its subsidiaries each contributed certain assets and liabilities of their respective consumer credit card businesses to Fleet Credit Card LLC (the "LLC") in exchange for an ownership interest in the LLC (the "Fleet Transaction"). Subsequent to February 20, 1998, Fleet Credit Card Services LP became the successor in interest to the LLC. References to the LLC include its successor in interest Fleet Credit Card Services LP. As of the consummation of the Fleet Transaction on February 20, 1998, the Company's ownership interest in the LLC was 4.99%, which is accounted for on the cost basis. The Company recognized a gain on the transfer of the consumer credit card business representing the excess of liabilities transferred to the LLC over the net basis of the assets transferred. The gain also included the Company's ownership interest in the LLC. The gain on the transfer is not subject to income tax and no tax provision was recorded. The Contribution Agreement provides for the parties to make a final determination of the transferred assets and liabilities. As further described in Note 14, the Company and Fleet are parties to a lawsuit concerning disputes regarding the final determination of the transferred assets and liabilities. It is possible that the outcome of the litigation will result in an increase or decrease to the gain recorded. The Company retained certain immaterial assets of its consumer credit card business, which are not required in the operation of such business and certain liabilities related to its consumer credit card business. These retained assets and liabilities include among others, all reserves relating to its credit insurance business and any liability or obligation relating to certain consumer credit card accounts generated in specific programs which comprised a very small portion of the Company's consumer credit card receivables as of February 20, 1998. The assets and liabilities retained have been classified in other assets and other liabilities.

        The contribution was accounted for as: (i) the transfer of financial assets (cash, loans, and other receivables) and an extinguishment of financial liabilities (deposits, debt and other borrowings and other liabilities) under SFAS 125; and (ii) the sale of non-financial assets and liabilities (principally property and equipment, prepaid assets, deferred costs and certain contractual obligations). The financial assets, non-financial assets and liabilities of the Company's consumer credit card business that were contributed were removed from the balance sheet. The Company was legally released as primary obligor under all of the financial liabilities contributed and, accordingly, they were removed from the balance sheet.

        Concurrently with the Fleet Transaction the Company purchased 7,882,750 shares of its Class A Common Stock, 12,482,850 of its Class B Common Stock, each at $40 per share net, and 1,078,930 of its depositary shares each representing one one-hundredth interest in a share of 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciated Income Linked Securities (SAILS)) at $32.80 per share net, through an issuer tender offer (the "Tender Offer") which was completed on February 20, 1998. The Office of the Comptroller of the Currency approved the payment of a special dividend/return of capital from Advanta National Bank to Advanta Corp., its parent company, to effect the purchase of the shares.

NOTE 8) CAPITAL STOCK

During the third quarter of 1998, the Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's Class A and Class B Common Stock and the formation of an Employee Stock Ownership Plan ("ESOP"). At December 31, 1998, the Company had purchased approximately 445,600 shares of Class B Common Stock and approximately 1,055,000 shares of Class A Common Stock at a total cost of $17.1 million. Of the total shares purchased in 1998, approximately 1,000,000 shares of Class A Common Stock were purchased for the Company's newly formed ESOP. During the quarter ended March 31, 1999, the Company purchased an additional 350,000 shares of Class A Common Stock at a cost of $4.0 million.

NOTE 9) SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective January 1, 1998. SFAS 131 establishes revised standards for public companies related to the reporting of financial and descriptive information about their operating segments in financial statements. The Company has three reportable segments: Advanta Mortgage, Advanta Leasing Services, Advanta Business Cards, and, through February 20, 1998, Advanta Personal Payment Services. Each of these business segments has separate management teams and infrastructures that offer different products and services.

        The Company changed its reportable segments subsequent to December 31, 1998. Management considers Advanta Leasing Services and Advanta Business Cards separate segments due to the development of separate management teams and infrastructures in each unit, whereas at December 31, 1998, they were considered one combined segment, Advanta Business Services. The Company has restated the corresponding items of segment information for earlier periods.

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

        Advanta Leasing Services offers flexible lease financing programs on small-ticket equipment to small businesses. The commercial equipment leasing business is generated primarily through third-party referrals from manufacturers or distributors of equipment, as well as independent brokers.

        Advanta Business Cards offers MasterCard(R) business credit cards to small businesses. Direct marketing techniques are the source of growth in accounts in the business credit card operations.

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

        The accounting policies of the segments are the same as those followed by the Company. The Company evaluates performance based on net income of the respective business units.

                                                                        ADVANTA
                                           ADVANTA       ADVANTA        PERSONAL
   THREE MONTHS ENDED           ADVANTA    LEASING       BUSINESS       PAYMENT
       MARCH 31,               MORTGAGE    SERVICES       CARDS         SERVICES    OTHER (1)        TOTAL
-------------------------------------------------------------------------------------------------------------
1999
Noninterest revenues         $   60,374    $ 12,582      $ 16,554      $        0      $ 6,300    $    95,810
Interest revenue                 42,443       1,084         5,363               0       15,057         63,947
Interest expense                 23,607       2,652         2,288               0       14,730         43,277
Unusual charges                       0           0             0               0        6,713          6,713
Net income                        5,848         846         3,963               0       (3,884)         6,773
Average managed
 receivables                  8,312,465     677,768       822,852               0       17,820      9,830,905
-------------------------------------------------------------------------------------------------------------
1998
Noninterest revenues         $   39,129    $  9,337      $  8,971      $   83,966      $ 1,143    $   142,546
Interest revenue                 24,084       2,785         5,995          23,465       23,043         79,372

Interest expense                  8,764       2,891         2,987          33,352       19,550         67,544
Gain on transfer of
 consumer card business               0           0             0         541,288            0        541,288
Unusual charges                       0           0             0         125,072            0        125,072
Net income                        4,817         362         1,118         412,452           38        418,787
Average managed
 receivables                  5,620,710     584,645       678,059       7,486,997       12,458     14,382,869
-------------------------------------------------------------------------------------------------------------

(1) Other includes insurance operations, venture capital operations, costs associated with exiting the auto finance business, and assets not attributable to other segments.

NOTE 10) NET INTEREST INCOME

The following table presents the components of net interest income:

                                                           THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------------------
                                                         1999                         1998
---------------------------------------------------------------------------------------------
Interest income:
    Loans and leases                                    $ 28,692                    $ 46,454
    Investments                                           24,137                      26,857
    Interest component of previously
        discounted cash flows                             11,118                       6,061
---------------------------------------------------------------------------------------------
Total interest income                                     63,947                      79,372
Interest expense:
    Deposits                                              26,482                      36,249
    Debt and other borrowings                             16,795                      31,295
---------------------------------------------------------------------------------------------
Total interest expense                                    43,277                      67,544
Net interest income                                       20,670                      11,828
Less: Provision for credit losses                        (10,148)                    (33,961)
---------------------------------------------------------------------------------------------
Net interest after
    provision for credit losses                         $ 10,522                    $(22,133)
---------------------------------------------------------------------------------------------

NOTE 11) INCOME TAX EXPENSE

Income tax expense is based on the estimated annual effective tax rate of 38% for the three month period ended March 31, 1999, compared to a 30% tax rate for the comparable 1998 period, before the impact of the gain and tax charges associated with exited business and products.

Income tax expense (benefit) consisted of the following:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
           --------------------------------------------------------------------------
                                                  1999                       1998
           --------------------------------------------------------------------------
            Current:
              Federal                           $ 5,000                   $ (74,262)
              State                               1,766                       7,806
           --------------------------------------------------------------------------
            Total current                         6,766                     (66,456)
           --------------------------------------------------------------------------
            Deferred:
              Federal                              (936)                     44,613
              State                              (1,637)                        384
           --------------------------------------------------------------------------
            Total deferred                       (2,573)                     44,997
           --------------------------------------------------------------------------
            Total tax expense (benefit)         $ 4,193                   $ (21,459)
           --------------------------------------------------------------------------

The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
            ---------------------------------------------------------------------------
                                                        1999                  1998
            ---------------------------------------------------------------------------
            Statutory federal
              income tax                               $ 3,838             $ 136,162
            State income taxes                              84                 9,223
            Insurance program income                         -                29,984
            Tax credits                                      -                (2,321)
            Compensation limitation                         44                 4,725
            Transfer of consumer credit
              card business (see Note 7)                     -              (200,494)
            Other                                          227                 1,262
            --------------------------------------------------------------------------
            Consolidated tax expense (benefit)         $ 4,193             $ (21,459)
            --------------------------------------------------------------------------

NOTE 12) UNUSUAL CHARGES

Employee costs associated with staff reductions

In the first quarter of 1999, the Company recorded a $3.3 million charge for costs associated with staff reductions. These expenses included severance and outplacement costs associated with the consolidation of support functions.

Employee costs associated with Fleet Transaction/Tender Offer

In connection with the Fleet Transaction in 1998 more fully discussed in Note 7, the Company effected major organizational changes during the first quarter of 1998 to reduce corporate expenses incurred in the past: (a) to support the business contributed to the LLC in the Fleet Transaction; and (b) associated with the business and products no longer being offered or not directly associated with its mortgage, leasing and business card units.

        In connection with the organizational changes in the first quarter of 1998, the Company incurred approximately $26.8 million of severance and related costs classified as employee costs associated with Fleet Transaction/Tender Offer. These expenses included severance and outplacement costs associated with the workforce reduction, option exercise and re-measurement costs, and other employee costs directly attributable to the Fleet Transaction/Tender Offer.

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

Exited business/products

In the first quarter of 1999, the Company recorded a $3.4 million charge for costs associated with exited businesses/products. The charges include severance and outplacement costs, and professional fees associated with exited businesses/products.

        During the first quarter of 1998, the Company implemented a plan to exit certain businesses and product offerings not directly associated with its mortgage, leasing and business card units. In connection with this plan, contractual vendor commitments of approximately $10.0 million associated with discontinued development and other activities were accrued. The Company has substantially completed the settlement of these contractual commitments.

        The Company also has contractual commitments to certain customers, and non-related financial institutions that are providing benefits to those customers, under a product that will no longer be offered and for which no future revenues or benefits will be received. In the first quarter of 1998, the Company recorded a charge of $22.8 million associated with this commitment, and an $8.3 million charge associated with the write-down of assets associated with this program. The Company expects to pay a substantial portion of these costs over the next 30 months. The actions required to complete this plan include the settlement of contractual commitments and the payment of customer benefits.

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

The accrual for unusual charges at March 31, 1999 is comprised of the following:

                                                     12/31/98 Accrual                      Charged to Accrual  3/31/99 Accrual
                                                         Balance          Accrued in 1999        in 1999           Balance
-------------------------------------------------------------------------------------------------------------------------------
Employee costs associated with staff reductions           $      0          $ 3,350            $  100            $  3,250
Employee costs associated with Fleet Transaction/
   Tender Offer                                              3,291                0               191               3,100
Expenses associated with exited business/products           14,766            3,363             1,273              16,856
Asset impairment/disposal                                      567                0                 0                 567
-------------------------------------------------------------------------------------------------------------------------------
      Total                                               $ 18,624          $ 6,713            $1,564            $ 23,773
===============================================================================================================================



NOTE 13) EARNINGS PER SHARE

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

       The following table shows the calculation of basic earnings per share and diluted earnings per share.

-----------------------------------------------------------------------------------------------------
                                                                          March 31,
-----------------------------------------------------------------------------------------------------
                                                             1999                        1998
-----------------------------------------------------------------------------------------------------
Net income                                                   $ 6,773                     $418,787
 less: Preferred "A" dividends                                  (141)                        (141)
 less: Preferred "B" dividends                                  (887)                        (917)
-----------------------------------------------------------------------------------------------------
Income available to common
  shareholders                                               $ 5,745                     $417,729
 Less: Class A dividends declared                               (654)                        (655)
 Less: Class B dividends declared                             (1,256)                      (1,116)
-----------------------------------------------------------------------------------------------------

Undistributed earnings                                       $ 3,835                     $415,958
Basic shares
  Class A                                                      9,280                       14,798
  Class B                                                     13,807                       20,480
  Combined (2)                                                23,087                       35,278
Options A                                                          2                           24
Options B                                                         89                          269
AMIP B                                                             0                          312
Preferred B (1)                                                    0                        2,032
Diluted shares
  Class A                                                      9,282                       14,822
  Class B                                                     13,896                       23,093
  Combined (2)                                                23,178                       37,915
Basic earnings per share
  Class A                                                    $   .24                     $  11.84
  Class B                                                        .26                        11.85
  Combined (2)                                                   .25                        11.84
Diluted earnings per share
  Class A                                                    $   .24                     $  11.04
  Class B                                                        .26                        11.04
  Combined (2)                                                   .25                        11.04
-----------------------------------------------------------------------------------------------------

(1) 14,211 shares of the Company's Class B convertible preferred stock were outstanding during 1999 but were not included in the computation of diluted earnings per share for the three months ended March 31, 1999 because they were antidilutive for that period.

(2) Combined represents a weighted average of Class A and Class B earnings per share.

      Options to purchase 1.8 million and 381 thousand shares of Class B Common Stock were outstanding during the three months ended March 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the exercise price of the option was greater than or equal to the average market price of the common shares during the applicable period.

NOTE 14) CONTINGENCIES

On June 30, 1998, purported shareholders of the Company who are represented by a group of law firms filed a putative class action complaint against the Company and several of its current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. A second, similar complaint was filed in the same court a few days later by a different group of law firms. Both complaints allege that the Company made misrepresentations in certain of its public filings and statements in violation of the Securities Exchange Act of 1934. The complaints seek damages of an unspecified amount. On July 10, 1998, the complaints, which had previously been consolidated, were dismissed by the Court for failing to state a claim. The plaintiffs determined not to attempt to amend their complaints. Rather, they have appealed the District Court's decision to the United States Courts of Appeals for the Third Circuit. The appeal has been fully briefed and argued before a Panel of the Third Circuit, and is awaiting decision. The Company believes that the District Court's ruling will be affirmed and that the allegations in the complaints are without merit. In the opinion of management, the ultimate resolution of these complaints is not expected to have a material adverse effect on the financial position or future operating results of the Company.

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

        On or about March 26, 1999, a complaint was filed by John Uphaus, individually and on behalf of a class, against Household Bank (Nevada) N.A. ("Household") and Advanta National Bank. Uphaus v. Household Bank (Nevada) N.A. and Advanta National Bank, No. 99C 1976 (N.D. Ill.). Uphaus alleges that he had a credit card account with Household, which account was purchased by Advanta. He further alleges that the annual percentage rate on a portion of his account was increased in a manner contrary to the promotional material he received. Advanta's preliminary investigation suggests that if a change in interest rate took place, as alleged by Uphaus, that change occurred after the contribution of Advanta's consumer credit card portfolio to Fleet LLC. In any event, Fleet LLC is obligated to defend and indemnify Advanta pursuant to the Contribution Agreement and the Licensing Agreement between the parties. Advanta National Bank's response to this complaint is due on June 21, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the quarter ended March 31, 1999, the Company reported net income of $6.8 million or $0.25 per combined common share, assuming dilution, compared to $418.8 million or $11.04 per combined diluted common share for the same period of 1998 (see Note 13 to Consolidated Condensed Financial Statements).

        The earnings for the quarter ended March 31, 1999 excluding non-recurring charges and non-operating gains were $10.2 million, or $0.40 per combined diluted share. The Company recognized non-recurring charges, after tax, of approximately $14.5 million which principally related to its exit from the auto finance business and severance and outplacement associated with previously announced cost cutting initiatives implemented in the first quarter. In addition, the Company recognized non-operating gains of approximately $11.1 million, after tax, in connection with an investment held by Advanta Partners LP, the Company's private equity investment affiliate.

        Earnings reported for 1998 include the $541.3 million gain on the Fleet Transaction (see Note 7 to Consolidated Condensed Financial Statements), a $62.3 million pretax charge for severance and outplacement costs associated with workforce reduction, option exercises and other employee costs associated with the Fleet Transaction/Tender Offer (see Note 7 to Consolidated Condensed Financial Statements), a $54.1 million pretax charge for expenses associated with exited businesses and products, $42.5 million of equity securities losses and an $8.7 million pretax charge for facility impairments.

        For the quarter ended March 31, 1999, net income for Advanta Mortgage, Advanta Leasing Services and Advanta Business Cards was $5.8 million, $.8 million and $4.0 million, respectively. Net income for the same period of 1998 for Advanta Mortgage, Advanta Leasing Services and Advanta Business Cards was $4.8 million, $.4 million and $1.1 million, respectively.

        This report contains forward-looking statements, including, but not limited to, projections of future earnings, that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Significant risks and uncertainties include: the Company's managed net interest margin; the receivables volume; the timing of the Company's securitizations; prepayment rates; the mix of account types and interest rate fluctuations; the level of delinquencies, customer bankruptcies and charge-offs; and the amount and rate of growth in the Company's expenses. Earnings also may be significantly affected by factors that affect consumer debt, competitive pressures from other providers of financial services, the effects of governmental regulation, the amount and cost of financing available to the Company and its subsidiaries, the difficulty or inability to securitize the Company's receivables and the impact of the ratings of debt of the Company and its subsidiaries. Additional risks that may affect the Company's future performance are set forth elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its other filings with the Securities and Exchange Commission.

ADVANTA MORTGAGE

Net income for Advanta Mortgage was $5.8 million for the quarter ended March 31, 1999, after excluding net of tax charges associated with exiting the auto finance business of approximately $10.4 million. This compares to net income of $4.8 million for the same period of 1998. The increase in after tax income resulted from higher lending margins and lower operating expenses.

GAIN ON SALE OF RECEIVABLES

Advanta Mortgage recognized gains of $36.6 million from the securitization and sale of approximately $634 million of loans in the quarter ended March 31, 1999. Total Advanta Mortgage sales/securitization volume decreased 37.1% from the quarter ended March 31, 1998. The decrease in sales/securitization volume resulted primarily from lower originations as the Company focused on pricing and efficiency over production volume. The gain, which represents 5.8% of the loans sold in the quarter ended March 31, 1999, is higher than the 2.7% recognized in the first quarter of 1998. The increase in gain as a percentage of loans sold is primarily due to the proportion of loans sold during the quarter that had been directly originated. The gain realized varies for each of Advanta Mortgage's products and origination channels. Typically, the gain realized from loans directly originated is higher than the gain from indirect origination channels. In the first quarter of 1999, direct originations represented 56% of total originations, as compared to 25% in the same period of 1998.

        Net income in the quarter ended March 31, 1999 includes a pretax valuation adjustment of $7.8 million related to the retained interest-only strip from auto loan securitizations. Net income in the same period of 1998, includes pretax charges of $9.8 million to adjust the retained interest-only strip to fair value, in accordance with the Company's practice of regularly reviewing its assumptions to reflect the Company's actual market experience.

SERVICING REVENUES

Servicing revenues increased to $22.3 million for the quarter ended March 31, 1999, as compared to $21.7 million for the same period of 1998. The increase in servicing revenues was the result of the $1.6 billion increase in Advanta Mortgage's average serviced receivables, partially offset by a decrease in other ancillary fees.

PORTFOLIO LENDER ANALYSIS

In the fourth quarter of 1998, the Company began to report income for Advanta Mortgage that is essentially equal to that of a portfolio lender, rather than the front-ended income typically reported through gain on sale accounting. Since gain on sale accounting is required under generally accepted accounting principles for securitizations structured as sales, the Company is accomplishing this by increasing its use of on-balance sheet funding over time and decreasing its degree of reliance on securitizations structured as sales. In this regard, the Company began to analyze and evaluate Advanta Mortgage's financial results from a portfolio lender's perspective as well as under generally accepted accounting principles. The following table presents the Company's reported results adjusted to approximate the results of a portfolio lender for the quarter ended March 31, 1999.

                                                                              Pro forma
                                               As            Pro forma        Portfolio
                                            Reported        Adjustments         Lender
                                     ------------------- ------------------ ---------------
REVENUES:
Gain on sale of receivables               $  34,769          $ (36,560)       $  (1,791)
Interest income                              63,947            165,649          229,596
Servicing revenues                           27,238             (7,482)          19,756
Other revenues, net                          33,803                  0           33,803
                                     ------------------------------------------------------
 Total revenues                             159,757            121,607          281,364
                                     ======================================================
EXPENSES:
Operating expenses                           86,433              1,798           88,231
Interest expense                             43,277            111,030          154,307
Provision for credit losses                  10,148              8,779           18,927
Minority interest in income
  of consolidated subsidiary                  2,220                  0            2,220
Unusual charges                               6,713                  0            6,713
                                     ------------------------------------------------------
 Total expenses                             148,791            121,607          270,398
                                     ------------------------------------------------------
Income before income taxes                $  10,966          $       0        $  10,966
                                     ======================================================

        With respect to the portfolio lender results, individual line items are stated as if the securitized mortgages were still owned by the Company and remained on the balance sheet. The pro forma adjustment to gain on sale of receivables represents the reclassification of net gains recognized on the sale of Advanta Mortgage loans for the quarter ended March 31, 1999. The pro forma adjustment to provision for credit losses represents the amount by which the provision would have increased had the securitized Advanta Mortgage loans remained on the balance sheet and the provision for credit losses on the securitized Advanta Mortgage loans been equal to actual reported charge-offs. The actual provision for credit losses of a portfolio lender could differ from the recorded charge-offs depending upon the age and composition of the portfolio and the timing of charge-offs.

ORIGINATIONS

Originations for Advanta Mortgage were as follows ($ in thousands):

                                   THREE MONTHS ENDED             YEAR ENDED
                                        MARCH 31,                DECEMBER 31,
                              1999                   1998            1998
                              ----                   ----            ----
Direct                      $403,204              $  283,048      $1,655,399
Broker                       109,538                  78,423         475,427
Conduit                      181,835                 403,811       1,752,968
Corporate Finance             16,773                 349,415       1,325,447
Auto                           5,103                  21,103         104,350
                            --------              ----------      ----------
                            $716,453              $1,135,800      $5,313,591
                            ========              ==========      ==========

        Total first quarter originations for Advanta Mortgage decreased 36.9% over the comparable 1998 period. Direct mortgage originations for the first quarter increased 42.5% over originations for 1998 and indirect mortgage originations for 1999 decreased 62.9% from the comparable period of the prior year. The increase in direct originations reflects the Company's focus on capitalizing on its direct marketing experience and centralized telemarketing and processing capabilities. The Company recognizes considerably higher yields on direct versus indirect loan originations. The decrease in indirect originations in 1999 over the comparable 1998 period resulted from the Company's decision to selectively purchase loans from the conduit and corporate finance channels only when the loans meet certain profitability characteristics. The decrease in auto originations was attributable to the Company's decision to exit the auto finance business in the first quarter of 1999.

ADVANTA LEASING SERVICES

Advanta Leasing Services offers flexible lease financing programs on small-ticket equipment to small businesses. Net income for Advanta Leasing Services was $.8 million for the three months ended March 31, 1999 as compared to $.4 million for the same period in 1998. The increase in net income resulted from a change in the mix of lease receivables originated by the Company.

GAIN ON SALE OF RECEIVABLES

Advanta Leasing Services recognized $4.4 million in gains on the sale of $95.6 million of leases in the quarter ended March 31, 1999, as compared to $3.6 million in gains on the sale of $59.7 million of leases for the same period in 1998. The sales were through a combination of commercial paper conduit programs and a public lease securitization.

ORIGINATIONS

Originations for leases were $109.8 million and $62.7 million in the quarters ended March 31, 1999 and 1998, respectively. Lease originations for the year ended December 31, 1998 were $335 million. For the quarter ended March 31, 1999, total originations for leases increased 75% when compared to the first quarter of 1998, principally as the result of increased originations through broker channels.

ADVANTA BUSINESS CARDS

Advanta Business Cards offers MasterCard(R) business credit cards to small businesses. Net income for Advanta Business Cards was $4.0 million for the three months ended March 31, 1999 as compared to $1.1 million for the same period in 1998. The increase in net income resulted from increased volume and improved margins.

GAIN ON SALE OF RECEIVABLES

In the quarter ended March 31, 1999, Advanta Business Cards recognized $6.2 million in gains on the sale of new business card receivables, which are sold to the securitization trust on a continuous basis to replenish the investors' interest in trust receivables, which have been repaid by the cardholders. This compares to $4.9 million in gains recognized in the first quarter of 1998. The increase in gain on sale is due primarily to increased yields on securitized receivables.

ORIGINATIONS

Originations for business cards were $400.4 million and $289.4 million for the quarters ended March 31, 1999 and 1998, respectively. Business card originations for the year ended December 31, 1998 were $1.4 billion. For the quarter ended March 31, 1999, total originations for business cards increased 38% when compared to the first quarter of 1998. The increases in business card originations resulted from programs designed to increase market penetration and encourage existing customers to increase the use of the business cards.

ADVANTA CORP.

INTEREST INCOME AND EXPENSE

Interest income on receivables and investments decreased $20.5 million for the quarter ended March 31, 1999 as compared to 1998. During the same period, interest expense decreased $24.3 million. The decreases in interest income and interest expense were mainly attributable to the decrease in interest bearing assets and liabilities owned by the Company subsequent to the Fleet Transaction and Tender Offer. Also impacting interest income on receivables were consumer credit card securitization transactions prior to the Fleet Transaction in 1998 as well as the mix of receivables. Both periods reflect suppressed margins as a result of carrying higher cash, cash equivalent and investment balances as a percent of owned assets for liquidity purposes.

        Securitization activity shifts revenues from interest income to non-interest revenues. This activity reduces the level of higher-yielding receivables on the balance sheet while proportionately increasing the balance sheet levels of lower-yielding receivables and short-term, high quality investments earning money market rates.

        The owned average cost of funds decreased to 5.81% in the first quarter of 1999 from 6.35% in the first quarter of 1998. The decrease in the cost of funds was attributable to the increase in the use of deposits as a funding source. Deposits represented 65% of total average interest-bearing liabilities for the three months ended March 31, 1999 as compared to 55% for the same period of 1998. Also contributing to the cost of funds decrease was a general decrease in market interest rates between the comparable periods. The Company has utilized derivatives to manage interest rate risk (see discussion under "Derivatives Activities").

        The following table provides an analysis of owned interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets) for the quarters ended March 31, 1999 and 1998. Interest revenues on loan and lease receivables include certain loan fees and costs.

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                          THREE MONTHS ENDED MARCH 31,

                                               1999                                   1998
                            ------------------------------------     -------------------------------------
                              AVERAGE                     YIELD/        AVERAGE                    YIELD/
                             BALANCE(1)      INTEREST      RATE       BALANCE(1)    INTEREST        RATE
                            -----------     ----------   -------     -----------   ----------    ---------
ON-BALANCE SHEET
Advanta Mortgage loans      $  965,591       $ 22,546      9.47%      $  586,317     $ 14,713      10.18%
Leases                         140,949            735      2.09          153,631        2,262       5.89
Business Cards                 144,642          5,116     14.34          158,722        5,971      15.26
Consumer credit cards                0              0      0.00        1,560,159       23,457       6.10
Other loans                     17,820            548     12.47           12,458          302       9.83
                             ---------       --------     -----       ----------     --------      -----
Gross receivables(2)         1,269,002         28,945      9.25        2,471,287       46,705       7.66
Investments(2)               1,688,002         23,921      5.67        1,901,288       26,896       5.67
                             ---------       --------      ----       ----------     --------      -----
Total interest earning
 assets                     $2,957,004       $ 52,866      7.20%      $4,372,575      $73,601       6.80%
Interest-bearing
 liabilities                $2,928,571       $ 42,151      5.81%      $4,291,185      $67,544       6.35%
Net interest spread                                        1.39%                                     .45%
Net interest margin (3)                                    1.47%                                     .56%
OFF-BALANCE SHEET
Advanta Mortgage loans
 securitized                $7,346,874                                $5,034,393
Leases securitized             536,819                                   431,014
Business cards
 securitized                   678,210                                   519,337
Consumer credit cards
 securitized                         0                                 5,926,838
                             ---------                                 ---------
Total average
 securitized receivables    $8,561,903                               $11,911,582
                             =========                                ==========
Total average managed
 receivables                $9,830,905                               $14,382,869
                             =========                                ==========

(1) Includes assets held and available for sale and nonaccrual loans and leases.

(2) Interest and average rate for tax-free securities, loans and leases computed on a tax equivalent basis using a statutory rate of 35%.

(3) Managed net interest margin for the three months ended March 31, 1999 was 3.08%, representing a combination of owned interest-earning assets/owned interest-bearing liabilities and securitized mortgage assets/liabilities.

GAIN ON TRANSFER OF CONSUMER CREDIT CARD BUSINESS

The gain of approximately $541.3 million recognized by the Company in 1998 represents the excess of liabilities transferred to the LLC over the net basis of the assets transferred and the Company's retained minority membership interest in the LLC, which at the closing date of the Fleet Transaction was a 4.99% ownership interest in the LLC valued at $20 million. See Note 7 to the Consolidated Condensed Financial Statements.

OTHER REVENUES

($ in thousands)

                                                    Three Months Ended March 31,
-----------------------------------------------------------------------------------
                                                     1999                1998
-----------------------------------------------------------------------------------
Equity securities gains (losses)             $     17,854         $    (42,496)
Business card interchange income                    6,230                3,719
Leasing and business card other revenues            6,037               10,664
Insurance revenues, net                             1,917                9,132
Mortgage other revenues                               706                1,188
Consumer credit card overlimit fees                     0               16,094
Other                                               1,059                3,056
-----------------------------------------------------------------------------------
Total other revenues, net                    $     33,803         $      1,357
===================================================================================

        Other revenues in the quarter ended March 31, 1999 include equity securities gains of $17.9 million, reflecting changes in the fair value of Advanta Partners LP ("Advanta Partners") investments. Included in this amount is an $18 million gain on an investment in a company which was merged with another company in exchange for that company's stock. The stock had a value significantly higher than Advanta Partner's basis in the investment. Other revenues in the same period of 1998 include equity securities losses of $42.5 million. Most of the loss relates to investments not publicly traded for which Advanta Partners decided to expedite a disposal plan.

        Insurance revenues, net and "Other" other revenues were $1.9 million and $1.1 million, respectively, in 1999, decreasing $7.2 million and $2.0 million, respectively, from 1998. The decline is attributable to the transfer of the consumer credit card portfolio in connection with the Fleet Transaction.

OPERATING EXPENSES

($ in thousands)                                              Three Months Ended March 31,
-------------------------------------------------------------------------------------------
                                                                1999                 1998
-------------------------------------------------------------------------------------------
Salaries and employee benefits                           $     46,072         $     55,249
Other operating expenses:
 Marketing                                                     14,125               14,067
 Credit and collection expense                                  5,153                4,618
 Equipment expense                                              5,152                9,056
 Occupancy expense                                              4,111                5,448
 External processing                                            3,335               11,266
 Professional/consulting fees                                   6,560                4,791
 Amortization of credit card
  deferred origination costs, net                               1,157               18,515
 Credit card fraud losses                                         252                2,772
 Other                                                            516               11,299
-------------------------------------------------------------------------------------------
Total other operating expenses                                 40,361               81,832
-------------------------------------------------------------------------------------------

Total operating expenses                                 $     86,433         $    137,081
===========================================================================================
At quarter end:
 Number of accounts managed                                       625                  457
 Number of employees                                            2,540                2,346
For the quarter:
 Operating expenses
  as a percentage of average
  managed receivables(1)                                         3.47%                3.30%
-------------------------------------------------------------------------------------------

(1)     Excludes amortization of credit card deferred origination costs, net.

        The Company's operating expenses this quarter totaled 3.47% of average managed receivables. The ratio of operating expenses decreased significantly in comparison to the 3.90% reported in the fourth quarter of 1998. It was also lower than the ratio of 3.59% that was reported for the full 1998 fiscal year. The operating expense ratio for the quarter ended March 31, 1998 included the operating expenses and average managed receivables associated with the consumer credit card business prior to the Fleet Transaction.

        Salaries and employee benefits decreased $9.2 million for the quarter ended March 31, 1999 as compared to the same period in 1998. This reduction reflects the decrease in the number of employees as a result of the Fleet Transaction as well as workforce reductions and exit and disposition plans associated with business and product offerings not directly associated with the Company's mortgage, leasing and business card units. Total other operating expenses of $40.4 million for the quarter ended March 31, 1998 were lower by $41.5 million or 51% less than the $81.8 million in the same period of 1998, principally resulting from decreases in operating expenses following the Fleet Transaction.

PROVISION FOR CREDIT LOSSES

For the first quarter of 1999 the provision for credit losses decreased to $10.1 million from $34.0 million for the same period of 1998 and charge-offs on owned receivables decreased to $5.7 million in the first quarter of 1999 from $35.4 million during the same period of 1998. These decreases are mainly attributable to the transfer of the consumer credit card receivables in connection with the Fleet Transaction.

ASSET QUALITY

Impaired assets include both nonperforming assets (Advanta Mortgage loans and credit cards and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent credit cards) and accruing loans past due 90 days or more on leases and other loans. The Company charges off expected losses on all nonperforming mortgage loans at the earlier of foreclosure or when they have become 12 months delinquent, regardless of anticipated collectibility. Lease receivables are written off no later than when they have become 120 days delinquent. All other loans are generally charged off upon the earlier of approximately 6 months delinquency or after an investigative period for bankrupt and fraudulent accounts. The carrying value for real estate owned is based on fair value, net of costs of disposition and is reflected in other assets.

        The consolidated managed charge-off rate for the quarter ended March 31, 1999 was 1.4%, down from 4.4% for 1998. On the total owned portfolio, the charge-off rate was 1.8% in 1999 compared to 5.7% for 1998. The following represents the quarterly managed charge-off rates by product:

                                                                     AVERAGE
                    FOR THE THREE MONTHS ENDED                       MANAGED
                            MARCH 31,                              RECEIVABLES
                    --------------------------             THREE MONTHS ENDED 3/31/99
                      1999               1998                     (IN MILLIONS)
                    --------           -------                    -------------
Mortgage             0.51%                0.49%                     $8,114
Auto                13.53                10.05                         198
Business Card        5.61                 5.71                         823
Leases               2.91                 3.17                         678

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated.

                                                            MAR. 31,        DEC. 31,          MAR. 31,
CONSOLIDATED-MANAGED                                          1999            1998              1998
--------------------                                          ----            ----              ----
Nonperforming assets (2)                                    $472,227         $410,584        $277,808
Accruing loans past due 90 days or more                           95               30              13
Impaired assets                                              472,322          410,614         277,821
Total loans 30 days or more delinquent                       775,446          753,251         506,131
As a percentage of gross receivables:
  Nonperforming assets (2)                                      4.7%             4.2%            3.8%
  Accruing loans past due 90 days or more                       0.0              0.0             0.0
  Impaired assets                                               4.7              4.2             3.8
  Total loans 30 days or more delinquent                        7.8              7.7             6.9
Net charge-offs:
  Amount (1)                                                $ 33,496         $247,287        $156,515
  As a percentage of average gross
    receivables (annualized) (1)                                1.4%             2.5%            4.4%
ADVANTA MORTGAGE LOANS - MANAGED
--------------------------------
  Nonperforming assets (2)                                  $435,435         $375,520        $246,458
  Total loans 30 days or more delinquent                     677,555          656,789         426,244
  As a percentage of gross receivables:
        Nonperforming assets (2)                                5.2%             4.6%            4.1%
        Total loans 30 days or more delinquent                  8.0              7.9             7.1
  Net charge-offs - Mortgage Loans
        Amount                                              $ 10,330         $ 36,142        $  6,614
        As a percentage of average
          receivables (annualized)                               .5%              .6%             .5%
  Net charge-offs - Auto Loans                              $  6,706         $ 21,238        $  5,630
        As a percentage of average
          receivables (annualized)                             13.5%             9.3%           10.1%
LEASES - MANAGED
----------------
  Nonperforming assets (2)                                  $ 10,573         $  9,595        $  7,860
  Impaired assets                                             10,645            9,602           7,860
  Total loans 30 days or more delinquent                      58,789           60,154          45,548
  As a percentage of receivables:
        Nonperforming assets (2)                                1.5%             1.4%            1.3%
        Impaired assets                                         1.5              1.4             1.3
        Total loans 30 days or more delinquent                  8.3              9.0             7.7
  Net charge-offs - Leases
        Amount                                              $  4,925         $ 16,220        $  4,631
        As a percentage of average
          receivables (annualized)                              2.9%             2.7%            3.2%
BUSINESS CARDS - MANAGED
------------------------
  Nonperforming assets (2)                                  $ 25,923         $ 25,231        $ 23,336
  Impaired assets                                             25,923           25,231          23,336
  Total loans 30 days or more delinquent                      38,533           35,900          33,998
  As a percentage of receivables:
        Nonperforming assets (2)                                3.1%             3.1%            3.3%
        Impaired assets                                         3.1              3.1             3.3
        Total loans 30 days or more delinquent                  4.6              4.4             4.9
  Net charge-offs - Business Cards
        Amount                                              $ 11,535         $ 43,732        $  9,686
        As a percentage of average
        receivables (annualized)                                5.6%             5.9%            5.7%

(1)   Includes consumer credit cards through February 20, 1998.

(2) Nonperforming assets include mortgage loans, auto loans, and business cards and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent business cards.

                                                                MAR. 31,       DEC. 31,          MAR. 31,
CONSOLIDATED-OWNED                                               1999         1998 (1)          1998 (1)
------------------                                               ----         --------          --------
Allowance for credit losses                                    $ 37,898      $    33,437       $  17,914
Nonperforming assets (2)                                         58,112           49,568          33,692
Accruing loans past due 90 days or more                              95               30              13
Impaired assets                                                  58,207           49,598          33,705
Total loans 30 days or more delinquent                           80,159           73,755          57,152
As a percentage of gross receivables:
  Allowance for credit losses                                       3.2%             2.9%            1.9%
  Nonperforming assets (2)                                          4.9              4.3             3.7
  Accruing loans past due 90 days or more                           0.0              0.0             0.0
  Impaired assets                                                   5.0              4.3             3.7
  Total loans 30 days or more delinquent                            6.8              6.4             6.1
Net charge-offs:
  Amount                                                        $ 5,688         $ 53,107       $  35,399
  As a percentage of average gross
        receivables (annualized)                                    1.8%             3.7%            5.7%
ADVANTA MORTGAGE LOANS - OWNED
------------------------------
  Allowance for credit losses                                   $23,378         $ 20,092        $  4,495
  Nonperforming assets (2)                                       47,752           38,734          26,564
  Total loans 30 days or more delinquent                         64,176           56,131          41,568
  As a percentage of gross receivables:
        Allowance for credit losses                                 2.8%             2.4%             .7%
        Nonperforming assets (2)                                    5.6              4.6             4.4
        Total loans 30 days or more delinquent                      7.6              6.7             6.9
  Net charge-offs - Mortgage:
        Amount                                                  $ 1,551         $  3,658         $   775
        As a percentage of average gross
          receivables (annualized)                                  .7%              .5%             .6%
  Net charge-offs - Auto:
        Amount                                                  $ 1,600         $  7,648      $    3,184
        As a percentage of average gross
          receivables (annualized)                                14.5%            16.1%           28.5%
LEASES - OWNED
--------------
Allowance for credit losses                                     $ 2,795         $  2,695        $  2,602
  Nonperforming assets (2)                                        3,683            3,115           1,726
  Impaired assets                                                 3,755            3,122           1,726
  Total loans 30 days or more delinquent                          8,128            9,739           7,258
  As a percentage of receivables:
        Allowance for credit losses                                 1.7%             1.8%            1.7%
        Nonperforming assets (2)                                    2.2              2.0             1.1
        Impaired assets                                             2.3              2.0             1.1
        Total loans 30 days or more delinquent                      4.9              6.3             4.6
  Net charge-offs - Leases:
        Amount                                                  $   512         $  3,491        $    447
        As a percentage of average
          receivables( annualized)                                 1.5%             2.5%            1.2%
BUSINESS CARDS - OWNED
----------------------
  Allowance for credit losses                                   $ 6,998         $  6,916        $  7,083
  Nonperforming assets (2)                                        6,381            7,481           5,247
  Impaired assets                                                 6,381            7,481           5,247
  Total loans 30 days or more delinquent                          7,286            7,207           7,986
  As a percentage of receivables:
        Allowance for credit losses                                 4.9%             4.6%            5.4%
        Nonperforming assets (2)                                    4.4              5.0             4.0
        Impaired assets                                             4.4              5.0             4.0
        Total loans 30 days or more delinquent                      5.1              4.8             6.0
  Net charge-offs - Business Cards:
        Amount                                                  $ 2,025        $  10,033        $  2,716
        As a percentage of average gross
        receivables (annualized)                                   5.6%             6.9%            6.9%

(1)     Includes consumer credit cards through February 20, 1998.

(2) Nonperforming assets include mortgage loans, auto loans, and business cards and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent business cards.

UNUSUAL CHARGES

Employee Costs Associated With Staff Reductions

In the first quarter of 1999, the Company recorded a $3.3 million charge for costs associated with staff reductions. These expenses included severance and outplacement costs associated with the consolidation of support functions.

Employee Costs Associated With Fleet Transaction/Tender Offer

Pursuant to the Tender Offer in 1998, the Company purchased 7,882,750 shares of its Class A Common Stock and 12,482,850 of its Class B Common Stock at $40 per share net, and 1,078,930 of its SAILS Depositary Shares at $32.80 per share, net. Contingent on the Fleet Transaction, the Company accelerated vesting of 43.15% of outstanding options that were not vested at the time of the closing of the Fleet Transaction. In connection with the Tender Offer, present and former directors and employees who held exercisable options to purchase Class A and Class B Common Stock tendered such options in lieu of first exercising such options and tendering the underlying stock. The Company used approximately $850 million (before taking into account the exercise price of options) to repurchase the shares in the Tender Offer. In addition, the Company also amended the terms of options granted to employees who became employees of the LLC or whose employment with the Company was otherwise terminated in connection with the Fleet Transaction (the "Affected Employees") to extend the post-employment exercise period. Although there was a charge to earnings associated with this amendment, there was no net impact to capital in connection with this amendment. The Company also canceled options issued to certain members of the Board of Directors and replaced the canceled options with stock appreciation rights.

        In March 1997, the Compensation Committee of the Board of Directors approved the Advanta Senior Management Change of Control Severance Plan (the "Management Severance Plan") which provides benefits to senior management employees in the event of a change of control (as defined) of the Company if, within one year of the date of a change of control, there has been either an actual or constructive termination of the senior management employee. In February 1998, pursuant to the Company's agreement with Fleet, the Compensation Committee approved an amendment to the Management Severance Plan that allows the Office of the Chairman, in its sole discretion, to extend the level of benefits that would otherwise be allowed in the event of a change of control to Affected Employees. The Board of Directors also authorized the Chairman of the Board, in his sole discretion, to pay bonuses to certain key employees in recognition of their efforts on behalf of the Company in the strategic alternatives process. In accordance with the Company's agreement with Fleet, the LLC agreed to assume the Company's Management Severance Plan and 50% of the bonus payments with respect to those Affected Employees who became employees of the LLC in connection with the Fleet Transaction. In May 1997, the Board of Directors adopted the Office of the Chairman Supplemental Compensation Program which entitled the members of the Office of the Chairman to receive benefits in the event of a change of control (as defined) or other similar transaction. In October 1998, the Company announced that the Chief Executive Officer ("CEO") of the Company and the CEO of the consumer credit card business unit were leaving the Company in connection with the Fleet Transaction. These benefits were all contingent upon the consummation of the Fleet Transaction and were recognized upon the closing of the transaction.

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

        The Company recorded a $62.3 million pretax charge to earnings in connection with the foregoing plans, plan amendments and workforce reduction activities in the first quarter of 1998.

Exited Business/Products

In the first quarter of 1999, the Company recorded a $3.4 million charge for costs associated with exited businesses/products. The charges include severance and outplacement costs, and professional fees associated with exited businesses/products.

        During the first quarter of 1998, in connection with the Company's efforts to reduce expenses associated with business and product offerings which are not directly associated with its mortgage, leasing and business card units, management approved exit and disposition plans related to certain businesses and products previously offered. The Company recorded charges in the quarter ended March 31, 1998 related to costs to be incurred by the Company in executing these plans, including contractual obligations to customers for which no future revenue will be received, and contractual vendor obligations for services from which no future benefit will be derived. The charges also include termination benefits to employees associated with the businesses and products identified in the exit plan. Related to the exit plan, certain assets were identified for disposal and written down to estimated realizable value. In addition, the Company recognized investment banking, professional and consulting fees that were contingent upon completion of the Fleet Transaction as well as other professional and consulting fees associated with the Company's corporate restructuring. During the quarter ended March 31, 1998, the Company recorded a $54.1 million pretax charge to earnings in connection with these exit plans.

Asset Impairment/Disposal

In connection with the Company's plans to reduce corporate expenses in the first quarter of 1998, certain assets were identified for disposal and the carrying cost thereof (approximately $17 million) was written off or written down to estimated realizable value. Approximately $8.3 million was classified as expense associated with exited business/products. These assets consisted principally of abandoned leasehold improvements and various other assets.

ASSET/LIABILITY MANAGEMENT

The Company's financial condition is managed with a focus on maintaining high credit quality standards, disciplined management of market risks and prudent levels of leverage and liquidity.

MARKET RISK SENSITIVITY

Market risk is the potential for loss or diminished financial performance arising from adverse changes in market forces such as interest rates and market prices. Market risk sensitivity is the degree to which a financial instrument, or a company that owns financial instruments, is exposed to market forces. The Company regularly evaluates its market risk profile and attempts to minimize the impact of market risks on net interest income and net income.

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

        The Company has measured its interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques (see
Note 10 to Consolidated Condensed Financial Statements). The Company estimates that its net interest income over a twelve month period would approximately increase or decrease by 5.0%, respectively, if interest rates were to rise or fall by 200 basis points. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

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

        The Company's capitalized servicing rights and interest only strips are derived from both fixed and variable rate loans, the majority of which are fixed. Fixed and variable rate loans are currently prepaying at different rates and are expected to continue this behavior in the future. The Company has estimated the impact on the fair value of these assets assuming a change in prepayments of 2.8% CPR for fixed rate loans and 3.8% CPR for variable rate loans. The Company has estimated that these changes in prepayment assumptions could result in a $27 million change in the combined fair value of these assets. These estimates do not factor in the impact of changes in the interest rate environment associated with the changes in the prepayment rates. Changes in interest rates generally affect the level of loan originations. Prepayment assumptions are not the only assumptions in the fair value calculation for these assets, but they are the most influential. Other key assumptions are not directly impacted by market forces as defined earlier. The above prepayment scenario does not reflect management's expectation regarding the future direction of prepayments, and depicts only one possibility out of a large set of possible scenarios.

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

        As of March 31, 1999 and December 31, 1998, all of the Company's derivatives were designated as hedges or synthetic alterations and were accounted for as such.

        The following table summarizes by notional amounts the Company's derivative instruments as of March 31, 1999 and December 31, 1998 ($ in thousands):

                                                                                                       ESTIMATED
                                                                                                      FAIR VALUE
                                                                                                       MARCH 31,
                                        MARCH 31,                           DEC. 31,                 1999 ASSET/
                                          1999                                1998                   (LIABILITY)
                                          ----                                ----                   -----------
Interest rate swaps                  $2,987,667                            $2,997,912                    $22,659
Interest rate options:
        Caps written                    256,349                               268,633                       (509)
        Caps purchased                  256,349                               268,633                        509
        Put options purchased           276,000                                     0                        624
Forward contracts                       148,000                               499,000                       (114)
                                     ----------                            ----------                    -------
                                     $3,924,365                            $4,034,178                    $23,169
                                     ==========                            ==========                    =======

        The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivative contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. During the three months ended March 31, 1999, the Company, through its subsidiaries, securitized or sold approximately $634 million of Advanta Mortgage loans, $96 million of leases and $24 million of business card receivables. Cash generated from these transactions was temporarily invested in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future mortgage loan and business card and lease receivable growth. At March 31, 1999, the Company had approximately $.1 billion of federal funds sold, $.5 billion of loan and lease receivables held for sale, and $1.5 billion of investments available for sale which could be sold to generate additional liquidity.

        The Company's funding strategy relies on cash, cash equivalents and investments as well as deposit gathering activity at both Advanta National Bank ("ANB") and Advanta Bank Corp. ("ABC" together with ANB, the "Banks") and securitizations.

        After paying down approximately $99 million in long-term debt, the Company had unrestricted cash, cash equivalents and marketable securities of approximately $429 million at the parent company level and $1.05 billion at the Banks on March 31, 1999. Equity, including capital securities, was approximately $661 million at March 31, 1999. Beginning in the fourth quarter of 1998, the Company commenced efforts to increase the use of on-balance sheet funding over time and decrease its degree of reliance on securitizations structured as sales. This included greater use of deposit funding through the Company's Banks and the use of other funding sources, which are accounted for as debt. During 1999, the Company intends to utilize a portion of its liquidity to fund on-balance sheet portfolio growth.

        As of March 31, 1999, ANB's total deposits were $1.8 billion. At March 31, 1999, ABC, a Utah state-chartered, FDIC-insured industrial loan corporation, had total deposits of $252 million. Total deposits increased approximately $3 million and $46 million for ANB and ABC, respectively, from December 31, 1998. This deposit growth reflects the Company's strategy to increase funding at the Banks and decrease the degree of reliance on securitizations structured as sales.

        Funding diversification is an essential component of the Company's liquidity and capital management. The Company and the Banks utilize both retail and institutional on-balance sheet funding sources issuing a variety of debt and deposit products. The Company and the Banks also utilize a secured revolving credit facility and off-balance sheet securitization funding.

        On August 21, 1998, Advanta Mortgage Corp. USA and its subsidiaries and ANB increased their secured revolving credit facility to $750 million from $500 million, and the committed portion was increased from $250 million to $375 million. In December 1998, these same entities entered into a new $250 million commercial paper conduit facility. In the first quarter of 1999, a previously engaged $500 million commercial paper facility secured in December 1997, was reduced to $304 million and will expire in the second quarter of 1999. During 1998, Advanta Bank Corp. entered into a new commercial paper facility secured by business credit card receivables for $200 million. During the first quarter of 1999, Advanta Bank Corp. entered into a $200 million increase to an established commercial paper facility secured by lease contracts and lease residuals. Also, deposit sources proved readily expandable in the first quarter of 1999 as demonstrated in the growth noted above. In addition, notwithstanding the Company's current liquidity, efforts continue to develop new sources of funding, both through previously untapped customer segments and through development of new financing structures.

        At March 31, 1999, ANB's and ABC's combined total capital ratios (combined Tier I and Tier II capital) were 14.94% and 12.38%, respectively. At December 31, 1998, ANB's and ABC's combined total capital ratios (combined Tier I and Tier II capital) were 12.12% and 14.13%, respectively. In each case, ANB and ABC met the requirements of their respective regulatory agencies, and each were categorized as well-capitalized under the regulatory framework for prompt corrective action. The Company intends to maintain capital ratios at both institutions in order to meet "well capitalized" guidelines.

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

        In connection with the Year 2000 Issue, the Company has organized a separate Year 2000 Project Office (the "Project Office") managed by a team led by a senior information technology manager to assess whether the computer systems and applications used by the Company are Year 2000 compliant and to implement appropriate responses in the event any of such systems and applications are not compliant. The Project Office has developed standards for its work based on the work of leading authorities in the field. The Project Office reports to the Company's Year 2000 Steering Committee which consists of the Company's Chief Information Officer, the head of each of the Company's business units, the General Counsel and other key members of corporate senior management. In addition, the Company's Internal Audit Department has assigned a senior information technology auditor to monitor all Year 2000 Issues and developments for the Audit Committee of the Company's Board of Directors. The Company has also engaged independent consultants to assist in the verification and validation processes to assure the reliability of the Company's risk and cost estimates.

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

CONTINGENCY    Develop options in the event that any or all of the IT
PLANNING and non-IT systems fail or cannot be made Year 2000 compliant.

IMPLEMENTATION Certify that systems are Year 2000 compliant. Implement contingency plans for any non-compliant system.

        The Company has completed the Awareness and Assessment phases, and has substantially completed the Renovation, Validation and Contingency Planning phases of its Year 2000 compliance program with respect to both internal mission critical IT and non-IT systems. Each of the Company's business units has completed the evaluation of its systems, applications and vendor lists, including identifying and prioritizing "mission-critical" systems, and is implementing project plans to modify existing computer programs, convert to new programs or replace systems to the extent necessary to address the Year 2000 Issue. On an ongoing basis, the Company is also providing customer awareness training for customer-centered employees that will equip them to respond to customer inquiries about the Company's Year 2000 readiness. The Company had completed testing of its internal mission-critical systems and the development of contingency plans as of the end of 1998. The Company has substantially completed the Renovation and Validation of systems which are provided by third parties, and expects to substantially complete Implementation of all systems as of June 30, 1999. In addition, all non-mission critical applications are being addressed, and the Company expects the Renovation and Implementation phases to be substantially complete by June 30, 1999.

        The Company has identified its significant business relationships, including without limitation vendors, customers and asset management and funding counterparties, to assess the potential impact on the Company's operations if those third parties and/or their products or systems fail to become Year 2000 compliant in a timely manner. The Company has mailed questionnaires to third parties with which it maintains a significant business relationship to help identify which of those third parties and/or their products or systems will not be Year 2000 compliant. In addition, the Company regularly reviews Internet websites to monitor and assess the level of Year 2000 compliance of vendors, suppliers and other third parties. Evaluation of questionnaire responses, risk assessments, action steps and contingency plans related to significant third party relationships are expected to be complete within the time frames established by the FFIEC guidelines as adopted by the OCC and FDIC. Non-compliant products have been evaluated for remediation, replacement or retirement, and action plans are in place. To date, the Company is not aware of any material third party business relationship, product or system with a Year 2000 problem that management believes would have a material adverse effect on the Company. However, there can be no assurance that the systems and products used by outside service providers or other third parties upon which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

        The Company established a two-year budget for 1998 and 1999 of approximately $20.9 million, including capital expenditures, to address the Year 2000 Issue. This budget includes approximately $5.3 million to cover the costs associated with diverted personnel. Of the total budget, the Company has allocated approximately $9.5 million for contingencies. Based on current information, the Company believes that the budget will be sufficient to cover its expenditures associated with the Year 2000 Issue. As of March 31, 1999, exclusive of costs associated with diverted personnel, the Company has spent approximately $4.5 million in operating expenses and approximately $985,000 in capital expenditures. Funding for the project is being provided out of operating revenues. The Company notes that GAAP generally requires that the costs of becoming Year 2000 compliant, including without limitation modifying computer software or converting to new programs, be charged to expense as they are incurred. Therefore, except for the cost of replacement systems or other items that have a future use, the Company will expense the cost of the Year 2000 project as incurred. The Company has deferred development on selected business systems due to Year 2000 priorities. These deferrals are not expected to have a material effect on the financial condition and results of operations of the Company.

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

      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On June 30, 1998, purported shareholders of the Company who are represented by a group of law firms filed a putative class action complaint against the Company and several of its current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. A second, similar complaint was filed in the same court a few days later by a different group of law firms. Both complaints allege that the Company made misrepresentations in certain of its public filings and statements in violation of the Securities Exchange Act of 1934. The complaints seek damages of an unspecified amount. On July 10, 1998, the complaints, which had previously been consolidated, were dismissed by the Court for failing to state a claim. The plaintiffs determined not to attempt to amend their complaints. Rather, they have appealed the District Court's decision to the United States Courts of Appeals for the Third Circuit. The appeal has been fully briefed and argued before a Panel of the Third Circuit, and is awaiting decision. The Company believes that the District Court's ruling will be affirmed and that the allegations in the complaints are without merit. In the opinion of management, the ultimate resolution of these complaints is not expected to have a material adverse effect on the financial position or future operating results of the Company.

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

        On or about March 26, 1999, a complaint was filed by John Uphaus, individually and on behalf of a class, against Household Bank (Nevada) N.A. ("Household") and Advanta National Bank. Uphaus v. Household Bank (Nevada) N.A. and Advanta National Bank, No. 99C 1976 (N.D. Ill.). Uphaus alleges that he had a credit card account with Household, which account was purchased by Advanta. He further alleges that the annual percentage rate on a portion of his account was increased in a manner contrary to the promotional material he received. Advanta's preliminary investigation suggests that if a change in interest rate took place, as alleged by Uphaus, that change occurred after the contribution of Advanta's consumer credit card portfolio to Fleet LLC. In any event, Fleet LLC is obligated to defend and indemnify Advanta pursuant to the Contribution Agreement and the Licensing Agreement between the parties. Advanta National Bank's response to this complaint is due on June 21, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits The following exhibits are being filed with this report on Form 10-Q.

EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
------   -----------------------

    12      Computation of Ratio of Earnings to Fixed Charges.

    27      Financial data schedule.

            (b)     Reports on Form 8-K

            (b)(1) A Current Report on Form 8-K, dated January 25, 1999, was filed by the Company reporting the litigation involving Fleet Financial Group, Inc.

               (2) A Current Report on Form 8-K, dated January 26, 1999, was filed by the Company setting forth the financial highlights of the Company's results of operations for the fiscal year ended December 31, 1998. A Financial
                    Data Schedule was included as an exhibit in this Form 8-K.

               (3) A Current Report on Form 8-K, dated March 3, 1999, was filed by the Company reporting, among other matters, its decision to exit the auto finance business.

      SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

       Advanta Corp.
       (Registrant)

May 14, 1999      By /s/Philip M. Browne
                     -------------------
          Senior Vice President and
          Chief Financial Officer

May 14, 1999      By /s/James L. Shreero
                     -------------------
          Vice President and
          Chief Accounting Officer

         EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------

12      Computation of Ratio of Earnings to Fixed Charges

27      Financial Data Schedule