Form 10-Q
period 1999-06-30
ADVANTA CORP
filed 1999-08-13
CIK 96638

                                    Form 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

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

            Class A                           Outstanding at August 2, 1999
Common Stock, $.01 par value                         10,465,888 shares

           Class B                            Outstanding at August 2, 1999
Common Stock, $.01 par value                         16,421,594 shares

                           TABLE OF CONTENTS

                                                                    PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets                       3
          Consolidated Condensed Income Statements                    4
          Consolidated Condensed Statements of Changes in
            Stockholders' Equity                                    5-6
          Consolidated Statements of Cash Flows                       7
          Notes to Consolidated Condensed Financial Statements        8


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      20

PART II   OTHER INFORMATION                                          41

ITEM 1.   FINANCIAL STATEMENTS

                         ADVANTA CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   JUNE 30,         DECEMBER 31,
                                                                    1999               1998
                                                                    ----               ----
ASSETS                                                           (UNAUDITED)
Cash                                                              $   18,896         $   16,267
Federal funds sold                                                   170,900            267,400
Restricted interest-bearing deposits                                  56,654             80,028
Trading investments                                                        0            501,563
Investments available for sale                                     1,280,653            521,410
Subordinated trust assets                                            334,800            291,942
Loan and lease receivables, net:
  Held for sale                                                      663,123            527,644
  Other                                                              469,719            579,783
                                                                 -----------        -----------
Total loan and lease receivables, net                              1,132,842          1,107,427
Retained interest-only strip                                         164,458            209,096
Premises and equipment(at cost, less accumulated
 depreciation of $45,626 in 1999 and $38,377 in 1998)                 88,339             84,396
Other assets                                                         535,989            641,891
                                                                 -----------        -----------
TOTAL ASSETS                                                      $3,783,531         $3,721,420
                                                                 -----------        -----------
LIABILITIES
Deposits:
  Noninterest-bearing                                             $    7,584         $    4,324
  Interest-bearing                                                 1,922,544          1,745,466
                                                                 -----------        -----------
Total deposits                                                     1,930,128          1,749,790
Long-term debt                                                       911,956          1,030,147
Other borrowings                                                      12,444             36,301
Other liabilities                                                    261,960            244,878
                                                                 -----------        -----------
TOTAL LIABILITIES                                                  3,116,488          3,061,116
                                                                 -----------        -----------

Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of the Company                              100,000            100,000

STOCKHOLDERS' EQUITY

Class A preferred stock, $1,000 par value:
 Authorized, issued and outstanding - 1,010 shares in
  1999 and 1998                                                        1,010              1,010
Class B preferred stock, $.01 par value:
 Authorized - 1,000,000 shares; Issued -
 14,211 shares in 1999 and 1998                                            0                  0
Class A voting common stock, $.01 par value:
  Authorized - 214,500,000 shares; Issued - 10,465,883
   shares in 1999, and 10,375,489 shares in 1998                         105                104
Class B non-voting common stock, $.01 par value;
  Authorized - 230,000,000 shares; Issued - 16,356,455
  shares in 1999, and 16,294,825 in 1998                                 163                163
Additional paid-in capital                                           228,767            229,304
Deferred compensation                                                (14,444)           (17,214)
Unearned ESOP shares                                                 (12,341)           (12,550)
Accumulated other comprehensive income                                (5,405)               (91)
Retained earnings                                                    395,657            382,092
 Less: Treasury stock at cost, 405,000 Class A and 972,768
  Class B common shares in 1999 and 55,000 Class A and
  972,768 Class B common shares in 1998                              (26,469)           (22,514)
                                                                 -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                           567,043            560,304
                                                                 -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $3,783,531         $3,721,420
                                                                 -----------        -----------




See Notes to Consolidated Condensed Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                                  1999            1998           1999             1998
                                                                  ----            ----           ----             ----
                                                                      (UNAUDITED)                    (UNAUDITED)
REVENUES:
Gain on sale of receivables, net                                 $41,116         $41,487         $75,885         $62,210
Interest income                                                   59,201          53,561         124,515         133,287
Servicing revenues                                                30,049          26,484          57,287          78,208
Consumer credit card
  securitization income                                                0               0               0          64,796
Gain on transfer of consumer
  credit card business                                                 0               0               0         541,288
Other revenues, net                                               25,184           9,482          57,620          14,431
                                                               ---------       ---------       ---------       ---------
  TOTAL REVENUES                                                 155,550         131,014         315,307         894,220
                                                               ---------       ---------       ---------       ---------
EXPENSES:
Salaries and employee benefits                                    42,772          39,665          88,844          94,914
Other operating expenses                                          39,407          32,580          79,768         114,412
Interest expense                                                  43,317          36,226          86,594         103,770
Provision for credit losses                                        7,407           6,846          17,555          40,807
Minority interest in income of
  consolidated subsidiary                                          2,220           2,220           4,440           4,440
Unusual charges                                                        0               0           6,713         125,072
                                                               ---------       ---------       ---------       ---------
  TOTAL EXPENSES                                                 135,123         117,537         283,914         483,415
                                                               ---------       ---------       ---------       ---------
Income before income taxes                                        20,427          13,477          31,393         410,805
Income taxes expense (benefit)                                     8,115           4,006          12,308         (17,452)
                                                               ---------       ---------       ---------       ---------
NET INCOME                                                       $12,312          $9,471         $19,085        $428,257
                                                               ---------       ---------       ---------       ---------
Basic earnings per share
  Class A                                                           $.48            $.34            $.72          $14.38
  Class B                                                            .50             .35             .76           14.41
  Combined                                                           .49             .35             .74           14.40
                                                               ---------       ---------       ---------       ---------
Diluted earnings per share
  Class A                                                           $.48            $.34            $.72          $13.49
  Class B                                                            .49             .35             .75           13.50
  Combined                                                           .49             .35             .74           13.50
                                                               ---------       ---------       ---------       ---------
Basic weighted average shares outstanding
  Class A                                                          8,976          10,362           9,127          12,524
  Class B                                                         14,187          14,161          13,998          17,083
  Combined                                                        23,163          24,523          23,125          29,607
                                                               ---------       ---------       ---------       ---------
Diluted weighted average shares outstanding
  Class A                                                          9,009          10,372           9,151          12,534
  Class B                                                         14,364          14,330          14,131          19,187
  Combined                                                        23,373          24,702          23,282          31,721
                                                               ---------       ---------       ---------       ---------
Cash dividends declared
  Class A                                                          $.063           $.063           $.126           $.126
  Class B                                                           .076            .076            .151            .151
                                                               ---------       ---------       ---------       ---------



See Notes to Consolidated Condensed Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) ( $IN THOUSANDS)

                                                               Class A       Class B        Class A        Class B       Additional
                                           Comprehensive      Preferred     Preferred       Common          Common         Paid-In
                                              Income            Stock         Stock          Stock          Stock         Capital
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1997                                        $1,010          $0            $182             $266        $379,543
Net income                                  $447,880
Other comprehensive income
 (loss):
  Foreign currency
   translation
   adjustment net of tax
   benefit (expense) of $109                    (202)
  Change in unrealized
   appreciation (depreciation)
   of investments, net of tax
   benefit (expense) of ($33)                     61

                                           ---------
Comprehensive income                        $447,739
                                           ---------
Tender Offer                                                                                   (79)            (113)      (160,861)
Preferred and common
 cash dividends declared
Exercise of stock options                                                                        1                2           3,102
Issuance of stock:
 Dividend reinvestment                                                                                                           89
 Benefit plans                                                                                                   13          22,647
Amortization of deferred
 compensation
Termination/tax benefit-
 Benefit plans                                                                                                   (5)       (15,214)
Stock buyback
ESOP stock purchase
ESOP shares committed to be
 released                                                                                                                       (2)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1998                                        $1,010          $0            $104             $163        $229,304
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                   $19,085
Other comprehensive income
 (loss):
  Change in unrealized
   appreciation (depreciation)
   of investments, net of tax
   benefit (expense) of $2,862                (5,314)
                                           ---------
Comprehensive income                         $13,771
                                           ---------
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                                        80
Issuance of stock:
 Dividend reinvestment
 Benefit plans                                                                                   1                3          4,740
Amortization of deferred
 compensation
Termination/tax benefit-
 Benefit plans                                                                                                   (3)        (5,374)
Stock buyback
ESOP shares committed to be
 released                                                                                                                        17
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                                        $1,010          $0            $105             $163        $228,767
-----------------------------------------------------------------------------------------------------------------------------------



See Notes to Consolidated Condensed Financial Statements

($ IN THOUSANDS)


                                              DEFERRED           ACCUMULATED
                                            COMPENSATION            OTHER                                                 TOTAL
                                             & UNEARNED         COMPREHENSIVE          RETAINED          TREASURY      STOCKHOLDERS'
                                             ESOP SHARES            INCOME             EARNINGS            STOCK          EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1997                      $(25,353)                $50              $585,659        $(14,407)           $926,950
Net income                                                                               447,880                             447,880
Other comprehensive income
 (loss):
  Foreign currency translation
   adjustment net of tax
   benefit (expense) of $109                                          (202)                                                    (202)
  Change in unrealized
   appreciation (depreciation)
   of investments, net of
   tax benefit (expense) of ($33)                                       61                                                       61
Comprehensive Income
Tender Offer                                                                            (640,553)                          (801,606)
Preferred and common
 cash dividends declared                                                                 (10,894)                           (10,894)
Exercise of stock options                                                                                                     3,105
Issuance of stock:
 Dividend reinvestment                                                                                                           89
 Benefit plans                                 (20,605)                                                                       2,055
Amortization of deferred
 compensation                                    8,193                                                                        8,193
Termination/tax benefit-
 Benefit plans                                  20,551                                                    (3,558)             1,774
Stock buyback                                                                                             (4,549)            (4,549)
ESOP shares committed to be
 released                                           19                                                                           17
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1998                      $(29,764)               $(91)             $382,092        $(22,514)          $560,304
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                19,085                             19,085
Other comprehensive income
 (loss):
  Change in unrealized
   appreciation (depreciation)
   of investments, net of tax
   benefit (expense) of $2,862                                      (5,314)                                                  (5,314)
Comprehensive income
Preferred and common
 cash dividends declared                                                                  (5,520)                            (5,520)
Exercise of stock options                                                                                                        80
Issuance of stock:
 Dividend reinvestment                                                                                                            0
 Benefit plans                                  (4,744)                                                                           0
Amortization of deferred
 compensation                                    2,137                                                                        2,137
Termination/tax benefit-
 Benefit plans                                   5,377                                                                            0
Stock buyback                                                                                             (3,955)            (3,955)
ESOP shares committed to be
 released                                          209                                                                          226
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                      $(26,785)            $(5,405)             $395,657        $(26,469)          $567,043
-----------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Condensed Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      SIX MONTHS ENDED
($ IN THOUSANDS)                                                                                           JUNE 30,
                                                                                                   1999                   1998
                                                                                                   ----                   ----
                                                                                                           (UNAUDITED)

OPERATING ACTIVITIES
Net income                                                                                        $19,085                  $428,257
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Equity securities (gains) losses                                                                (28,447)                   42,975
  Noncash charges associated with exit of auto
    finance business                                                                               16,900                        --
  Depreciation and amortization                                                                     9,216                    11,875
  Provision for credit losses, excluding auto                                                      12,655                    40,806
  Gain on transfer of consumer credit card business                                                    --                  (541,288)
  Noncash expense associated with unusual charges                                                      --                    25,539
  Investment in subordinated trust assets, net                                                    (47,030)                  (46,989)
  Proceeds from sale of trading investments                                                       185,042                        --
  Origination of loans and leases held for sale                                                (1,635,360)               (2,971,795)
  Principal collected on loans and leases held for sale                                            48,879                    42,069
  Proceeds from sale of loans and leases held for sale                                          1,695,407                 3,922,255
  Change in other assets and other liabilities                                                     (6,934)                   43,159
  Change in retained interest-only strip, excluding auto charge                                    36,810                     2,811
                                                                                             ------------              ------------
Net cash provided by operating activities                                                         306,223                   999,674
                                                                                             ------------              ------------
INVESTING ACTIVITIES
  Change in federal funds sold and interest-
    bearing deposits                                                                              119,874                  (126,796)
  Purchase of investments available for sale                                                  (11,140,102)              (40,300,085)
  Proceeds from sales of investments available for sale                                           479,313                 1,000,466
  Proceeds from maturing investments available for sale                                        10,238,331                39,305,266
  Purchase of lease portfolios/Advanta Mortgage loans                                                  --                   (16,234)
  Principal collected on Advanta Mortgage loans                                                    31,098                    16,367
  Advanta Mortgage loans made to customers                                                        (65,706)                  (48,987)
  Excess of cash collections over income
    recognized on direct financing leases                                                          19,675                    23,522
  Equipment purchased for direct financing leases                                                 (20,705)                  (16,412)
  Change in business card receivables, excluding sales                                             17,874                   (14,954)
  Change in consumer card receivables, excluding sales/transfers                                       --                  (121,845)
  Net change in other loans                                                                           644                    (5,784)
  Purchases of premises and equipment, net                                                        (13,011)                     (594)
                                                                                             ------------              ------------
 Net cash used in investing activities                                                           (332,715)                 (306,070)
                                                                                             ------------              ------------
 FINANCING ACTIVITIES
  Change in demand and savings deposits                                                           104,271                  (345,404)
  Proceeds from sales of time deposits                                                            338,073                   582,223
  Payments for maturing time deposits                                                            (262,006)                 (308,947)
  Proceeds from issuance of subordinated/senior debt                                               45,799                    11,765
  Payments on redemption of subordinated/senior debt                                              (23,609)                  (44,984)
  Proceeds from issuance of medium-term notes                                                          --                        28
  Payments on redemption of medium-term notes                                                    (145,721)                  (21,000)
  Change in warehouse facility borrowings                                                         (18,517)                    3,857
  Change in notes payable                                                                              --                   221,053
  Stock Tender Offer                                                                                   --                  (801,606)
  Stock buy back                                                                                   (3,955)                       --
  ESOP debt repayment                                                                                 226                        --
  Proceeds from issuance of stock                                                                      80                     4,885
  Cash dividends paid                                                                              (5,520)                   (5,485)
                                                                                             ------------              ------------
Net cash provided by (used in) financing activities                                                29,121                  (703,615)
                                                                                             ------------              ------------
Net increase (decrease) in cash                                                                     2,629                   (10,011)
Cash at beginning of period                                                                        16,267                    27,736
                                                                                             ------------              ------------
Cash at end of period                                                                             $18,896                   $17,725
                                                                                             ------------              ------------


See Notes to Consolidated Condensed Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 1) BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by Advanta Corp. (collectively with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The Company has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. See Notes 8 and 13 related to unusual transactions during the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The results of operations through February 20, 1998 include the results of operations of the Company's consumer credit card business (see Note 8). The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective January 1, 2001. The Company anticipates that the adoption of SFAS No. 133 will not have a material effect on the results of operations.

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


NOTE 3) RETAINED INTEREST-ONLY STRIP, CONTRACTUAL MORTGAGE
SERVICING RIGHTS AND SUBORDINATED TRUST ASSETS

The following reflects activity in the Advanta Mortgage retained interest-only ("IO") strip and contractual mortgage servicing rights ("CMSR"):

                                                   Six Months            Year
                                                     Ended              Ended
                                                    June 30,         December 31,
                                                      1999               1998
                                                  ----------         -----------
Beginning balance IO Strip                          $209,096           $183,306
Beginning balance CMSR                               $74,425            $24,546

  IO activity
   Retained IO on sales, net                          33,194            181,425
   Interest income                                    12,419             21,674
   Cash received and used to acquire
      subordinated trust assets                      (56,201)           (96,455)
   Cash released to the Company                      (25,760)           (29,874)
   Fair value adjustments                                  0            (50,980)
   Fair value adjustment related to
      auto exit                                       (7,828)                 0
   Other                                                (462)                 0

  CMSR activity
   Servicing rights retained                          27,446             71,131
   Amortization, net                                 (17,398)           (12,977)
   Valuation provision                                (1,860)            (8,275)

Ending Balance IO Strip                             $164,458           $209,096
Ending Balance CMSR                                  $82,613            $74,425
                                                   =========          =========

         In the first quarter of 1999, the Company reclassified approximately $25.3 million from IO strip to CMSR. In the second quarter of 1999, the Company reclassified from IO strip, $10.7 million as subordinated trust assets and $3.6 million as Due from Trustee, as these amounts had already been collected by the Trust. There was no earnings impact from these reclassifications. The 1998 balances have been reclassified to conform to this presentation.

         The following table presents activity in subordinated trust assets related to Advanta Mortgage loan securitizations:

                                                  Six Months            Year
                                                    Ended               Ended
                                                   June 30,          December 31,
                                                     1999               1998
                                                  ----------         -----------
Beginning balance                                   $291,942           $178,469
   Initial collateral deposits                         8,578             38,907
   Subordinated trust assets acquired
    with excess cash flows                            56,201             96,455
   Interest earned                                     9,773             10,270
   Valuation adjustment related to
    auto loans                                        (4,172)                 0
   Excess cash flows released
    to the Company                                   (27,106)           (46,141)
   Net change in subordinated trust
    assets associated with off-
    balance sheet warehouse
    facilities                                          (416)            13,982
                                                   ---------          ---------
Ending Balance                                      $334,800           $291,942
                                                   =========          =========

NOTE 4) LOAN AND LEASE RECEIVABLES

Loan and lease receivables on the balance sheet, including those held for sale, consisted of the following:

                                                   JUNE 30,            DEC. 31,
                                                     1999                1998
                                                     ----                ----
   Advanta Mortgage loans                          $  831,445        $  829,819
   Business cards                                     173,362           150,022
   Leases                                             129,940           122,657
   Other loans                                         17,187            17,862
                                                  -----------       -----------
          Gross loan and lease receivables          1,151,934         1,120,360
                                                  -----------       -----------
   Add: Unamortized purchase premiums and
     deferred origination costs,
     net of deferred fees                              12,871            20,504
   Less: Allowance for credit losses
     Advanta Mortgage loans                           (14,955)          (20,092)
     Leases                                            (3,310)           (2,695)
     Business cards                                    (9,002)           (6,916)
     Other loans                                       (4,696)           (3,734)
                                                  -----------       -----------
          Total allowance for credit losses           (31,963)          (33,437)
                                                  -----------       -----------
   Net loan and lease receivables                  $1,132,842        $1,107,427
                                                  -----------       -----------

Receivables sold and now serviced for others consist of the following:

                                                   JUNE 30,            DEC. 31,
                                                    1999                 1998
                                                    ----                 ----
   Advanta Mortgage loans                        $7,584,557           $7,447,502
   Business cards                                   712,875              664,712
   Leases                                           614,183              547,583
                                                 ----------           ----------
          Total                                  $8,911,615           $8,659,797
                                                 ----------           ----------

"Advanta Mortgage loans" include mortgage and auto loans and exclude mortgage loans which were never owned by the Company, but which the Company services for a fee ("contract servicing" or "subservicing"). Contract servicing receivables were $9.4 billion and $8.3 billion at June 30, 1999 and December 31, 1998, respectively.

NOTE 5) ALLOWANCE FOR CREDIT LOSSES

        The following table shows the changes in the allowance for credit losses for the periods presented:

                                                    SIX MONTHS          YEAR
                                                      ENDED             ENDED
                                                     JUNE 30,          DEC. 31,
                                                       1999              1998
                                                       ----              ----
Beginning balance                                     $33,437          $137,773
Provision for credit losses                            17,555            67,193
Allowance on receivables sold                          (6,690)         (118,420)
Gross charge-offs:
  Advanta Mortgage loans                               (8,502)          (14,313)
  Business cards                                       (4,571)          (11,126)
  Leases                                               (1,627)           (4,992)
  Consumer credit cards                                     0           (30,999)
  Other loans                                             (38)                0
                                                    ---------         ---------
 Total gross charge-offs                              (14,738)          (61,430)
Recoveries:
  Advanta Mortgage loans                                1,255             3,007
  Business cards                                          416             1,093
  Leases                                                  721             1,501
  Consumer credit cards                                     0             2,719
  Other loans                                               7                 1
                                                    ---------         ---------
 Total recoveries                                       2,399             8,321
Net charge-offs                                       (12,339)          (53,109)

Ending Balance                                        $31,963           $33,437
                                                    ---------         ---------



NOTE 6) SELECTED BALANCE SHEET INFORMATION

                                                         JUNE 30,       DEC. 31,
OTHER ASSETS                                               1999           1998
------------                                               ----           ----
Contractual mortgage servicing rights                     $82,613        $74,425
Current and deferred federal income taxes, net             54,328         31,243
Goodwill                                                    3,462          3,600
Other real estate (A)                                       7,159          6,622
Other                                                     388,427        526,001
                                                         --------       --------
         TOTAL OTHER ASSETS                              $535,989       $641,891
                                                         --------       --------



(A) Carried at the lower of cost or fair market value less selling costs.


                                                       JUNE 30,         DEC. 31,
OTHER LIABILITIES                                        1999             1998
-----------------                                        ----             ----
Accounts payable and accrued expenses                   $79,168          $66,852
Current and deferred income taxes                           241            2,445
 Other                                                  182,551          175,581
                                                       --------         --------
         TOTAL OTHER LIABILITIES                       $261,960         $244,878
                                                       --------         --------

NOTE 7) LONG-TERM DEBT

Long-term debt consists of borrowings having an original maturity of over one year. The composition of long-term debt at June 30, 1999 and December 31, 1998, was as follows:


                                                       June 30,     December 31,
                                                         1999           1998
                                                         ----           ----
Senior Debt
12 month senior notes (7.33%-8.53%)                  $   61,456      $   48,948
18 month senior notes (6.95%-8.57%)                       6,184           6,565
24 month senior notes (6.77%-8.76%)                      38,697          32,360
30 month senior notes (6.30%-8.85%)                      13,642          13,609
48 month senior notes (5.97%-9.08%)                       8,684           8,454
60 month senior notes (5.93%-9.53%)                      25,183          20,779
Value notes, fixed (6.85%-7.85%)                          9,275           9,300
Medium-term notes, fixed (6.41%-8.36%)                  638,345         703,460
Medium-term notes, floating                              82,400         163,000
Medium-term bank notes, fixed (6.45%-7.12%)               7,342           7,338
Other senior notes (4.50%-11.34%)                        19,670          14,844
                                                     ----------      ----------
Total senior debt                                       910,878       1,028,657
Subordinated notes (6.25%-11.34%)                         1,078           1,490
                                                     ----------      ----------
Total long-term debt                                 $  911,956      $1,030,147
                                                     ==========      ==========



       The Company's priced its senior floating rate notes based on a spread over LIBOR. At June 30, 1999, the rates on these notes varied from 5.28% to 5.71%. At June 30, 1999 and December 31, 1998, the Company used derivative financial instruments to effectively convert certain fixed rate debt to a LIBOR based variable rate.

NOTE 8) DISPOSITION OF CONSUMER CREDIT CARD ASSETS

In accordance with the terms of the Contribution Agreement, dated as of October 28, 1997, as amended February 20, 1998, by and between the Company and Fleet Financial Group, Inc. ("Fleet"), the Company and certain of its subsidiaries and Fleet and certain of its subsidiaries each contributed certain assets and liabilities of their respective consumer credit card businesses to Fleet Credit Card LLC (the "LLC") in exchange for an ownership interest in the LLC (the "Fleet Transaction"). Subsequent to February 20, 1998, Fleet Credit Card Services LP became the successor in interest to the LLC. References to the LLC include its successor in interest Fleet Credit Card Services LP. The Company recognized a gain on the transfer of the consumer credit card business representing the excess of liabilities transferred to the LLC over the net basis of the assets transferred. The gain also included the Company's ownership interest in the LLC. The gain on the transfer was not subject to income tax and no tax provision was recorded. As further described in Note 15, the Company and Fleet are parties to a lawsuit concerning disputes regarding the final determination of the transferred assets and liabilities. It is possible that the outcome of the litigation will result in an increase or decrease to the gain recorded.

     Concurrently with the Fleet Transaction the Company purchased 7,882,750 shares of its Class A Common Stock, 12,482,850 of its Class B Common Stock, each at $40 per share net, and 1,078,930 of its depositary shares each representing one one-hundredth interest in a share of 6 3/4% Convertible Class B Preferred Stock, Series 1995 at $32.80 per share net, through an issuer tender offer (the "Tender Offer") which was completed on February 20, 1998.

NOTE 9) CAPITAL STOCK

During the third quarter of 1998, the Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's Class A and Class B Common Stock and the formation of an Employee Stock Ownership Plan ("ESOP"). At December 31, 1998, the Company had purchased approximately 445,600 shares of Class B Common Stock and approximately 1,055,000 shares of Class A Common Stock at a total cost of $17.1 million. Of the total shares purchased in 1998, approximately 1,000,000 shares of Class A Common Stock were purchased for the Company's newly formed ESOP. During the quarter ended March 31, 1999, the Company purchased an additional 350,000 shares of Class A Common Stock at a cost of $4.0 million. There were no additional purchases in the quarter ended June 30, 1999.

NOTE 10) SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective January 1, 1998. SFAS 131 establishes revised standards for public companies related to the reporting of financial and descriptive information about their operating segments in financial statements. The Company has three reportable segments as of June 30, 1999: Advanta Mortgage, Advanta Leasing Services and Advanta Business Cards. Each of these business segments has separate management teams and infrastructures that offer different products and services. Through February 20, 1998, the Company also had a fourth reportable segment, Advanta Personal Payment Services.

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


                                                                                 Advanta
                                                  Advanta        Advanta         Personal
THREE MONTHS ENDED              Advanta           Leasing        Business        Payment
    JUNE 30,                    Mortgage         Services        Cards           Services      Other (1)         Total
-----------------------------------------------------------------------------------------------------------------------------------
1999
Noninterest revenues          $   54,278       $   10,957        $   19,808       $ --       $   11,306       $   96,349
Interest revenue                  30,534            2,725             7,785         --           18,157           59,201
Interest expense                  21,820            2,689             2,851         --           15,957           43,317
Unusual charges                       --               --                --         --               --               --
Net income                         1,508            1,486             5,565         --            3,753           12,312
Average managed
  receivables                  8,403,860          693,921           866,732         --           17,019        9,981,532
------------------------------------------------------------------------------------------------------------------------------------
1998
Noninterest revenues          $   56,480       $    7,735        $   12,496       $ --       $      742       $   77,453
Interest revenue                  31,406            4,183             4,858         --           13,114           53,561
Interest expense                  23,105            2,847             2,405         --            7,869           36,226
Gain on transfer of
 consumer card business               --               --                --                          --               --
Unusual charges                       --               --                --         --               --               --
Net income                         7,453             (210)            1,919         --              309            9,471
Average managed
  receivables                  6,242,254          601,283           739,654         --           14,784        7,597,975
------------------------------------------------------------------------------------------------------------------------------------


                                                                                    Advanta
                                                 Advanta           Advanta         Personal
          SIX MONTHS ENDED      Advanta          Leasing           Business         Payment
              JUNE 30,          Mortgage         Services            Cards          Services            Other (1)             Total
------------------------------------------------------------------------------------------------------------------------------------
1999
Noninterest revenues           $  114,652       $   22,172        $    36,362        $    --           $   17,606        $  190,792
Interest revenue                   72,977            5,176             13,148             --               33,214           124,515
Interest expense                   45,427            5,341              5,139             --               30,687            86,594
Unusual charges                        --               --                 --             --                6,713             6,713
Net income                          7,356            2,332              9,528             --                 (131)           19,085
Average managed
  receivables                   8,358,414          682,583            844,913             --               17,418         9,903,328
------------------------------------------------------------------------------------------------------------------------------------
1998
Noninterest revenues           $   95,609      $    16,718        $    21,467        $   83,966        $    1,885        $  219,645
Interest revenue                   55,490            7,322             10,853            23,465            36,157           133,287
Interest expense                   31,869            5,738              5,392            33,352            27,419           103,770
Gain on transfer of
 consumer card business                --               --                 --           541,288                --           541,288
Unusual charges                        --               --                 --           125,072                --           125,072
Net income                         12,270              152              3,037           412,452               346           428,257
Average managed
  receivables                   5,933,199          593,009            709,027         3,722,817            13,627        10,971,679
------------------------------------------------------------------------------------------------------------------------------------


(1) Other includes insurance operations, venture capital operations, costs associated with exiting the auto finance business, and assets not attributable to other segments.

NOTE 11) NET INTEREST INCOME

The following table presents the components of net interest income:


                                                  THREE MONTHS                       SIX MONTHS
                                                  ENDED JUNE 30,                    ENDED JUNE 30,
                                          --------------------------        --------------------------
                                               1999             1998             1999             1998
                                          ---------        ---------        ---------        ---------
Interest income:
   Loans and leases                       $  27,169        $  27,515        $  57,228        $  74,323
   Investments                               28,235           21,163           52,372           48,020
   Interest component of previously
      discounted cash flows                   3,797            4,883           14,915           10,944
                                          ---------        ---------        ---------        ---------
Total interest income                        59,201           53,561          124,515          133,287
Interest expense:
   Deposits                                  27,112           12,486           53,594           48,730
   Debt and other borrowings                 16,205           23,740           33,000           55,040
                                          ---------        ---------        ---------        ---------
Total interest expense                       43,317           36,226           86,594          103,770
                                          ---------        ---------        ---------        ---------
Net interest income                          15,884           17,335           37,921           29,517
Less: Provision for credit losses .          (7,407)          (6,846)         (17,555)         (40,807)
                                          ---------        ---------        ---------        ---------
Net interest after
   provision for credit losses            $   8,477        $  10,489        $  20,366        $ (11,290)
                                          ---------        ---------        ---------        ---------



NOTE 12) INCOME TAX EXPENSE


Income tax expense is based on the estimated annual effective tax rate of 40% for the three month period ended June 30, 1999, compared to a 30% tax rate for the comparable 1998 period.

Income tax expense (benefit) consisted of the following:

                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                  JUNE 30,                      JUNE 30,
                            -------------------            --------------------
                            1999           1998            1999            1998
                            ----           ----            ----            ----
Current:
  Federal               $  5,000       $  4,395        $ 10,000        $(69,867)
  State                      529         (1,177)          2,295           6,629
                        --------       --------        --------        --------
Total current              5,529          3,218          12,295         (63,238)
                        --------       --------        --------        --------
Deferred:
  Federal                  1,949          1,755           1,013          46,369
  State                      637           (967)         (1,000)           (583)
                        --------       --------        --------        --------
Total deferred             2,586            788              13          45,786
                        --------       --------        --------        --------
Total tax expense
  (benefit)             $  8,115       $  4,006        $ 12,308        $(17,452)
                        --------       --------        --------        --------

The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:


                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 JUNE 30,                         JUNE 30,
                                                 --------                         --------
                                         1999             1998             1999             1998
                                         ----             ----             ----             ----
Statutory federal
  income tax                        $   7,149        $   4,717        $  10,988        $ 143,782
State income taxes                        758           (1,393)             842            7,830
Insurance program income                    0            3,062                0           33,046
Tax credits                                 0           (2,321)               0           (4,642)
Compensation limitation                    44                0               88            4,725
Transfer of consumer
 credit card business
 (see Note 8)                               0                0                0         (200,494)
Non taxable investment income            (156)            (134)            (316)            (292)
Other                                     320               75              706           (1,407)
                                    ---------        ---------        ---------        ---------
Consolidated tax
 expense (benefit)                  $   8,115        $   4,006        $  12,308        $ (17,452)
                                    ---------        ---------        ---------        ---------



NOTE 13) UNUSUAL CHARGES

Employee costs associated with staff reductions

In the first quarter of 1999, the Company recorded a $3.3 million charge for costs associated with staff reductions. These expenses included severance and outplacement costs associated with the consolidation of support functions.

Employee costs associated with Fleet Transaction/Tender Offer

         In connection with the Fleet Transaction in the first quarter of 1998 discussed in Note 8, the Company made major organizational changes and incurred approximately $26.8 million of severance and related costs classified as employee costs associated with Fleet Transaction/Tender Offer. These expenses included severance and outplacement costs associated with the workforce reduction, option exercise and re-measurement costs, and other employee costs directly attributable to the Fleet Transaction/Tender Offer. Additionally, during the first quarter of 1998, the Company incurred approximately $35.5 million of other compensation charges. This amount includes $21.3 million attributable to payments under change of control plans and $14.2 million associated with the execution of the Tender Offer.

Exited business/products

In the first quarter of 1999, the Company recorded a $3.4 million charge for costs associated with exited businesses/products. The charges include severance and outplacement costs, and professional fees associated with exited businesses/products.

         In the first quarter of 1998, the Company implemented a plan to exit certain businesses and product offerings not directly associated with its mortgage, leasing and business card units. In connection with this plan, contractual vendor commitments of approximately $10.0 million associated with discontinued development and other activities were accrued. The Company has substantially completed the settlement of these contractual commitments.

         The Company also has contractual commitments to certain customers and non-related financial institutions that are providing benefits to those customers, under a product that is no longer being offered and for which no future revenues or benefits will be received. In the first quarter of 1998, the Company recorded a charge of $22.8 million

\associated with this commitment, and an $8.3 million charge associated with the write-down of assets associated with this program. The Company expects to pay a substantial portion of these costs over the next 27 months. The actions required to complete this plan include the settlement of contractual commitments and the payment of customer benefits.

       In connection with the Fleet Transaction/Tender Offer and the other exited business and product offerings, the Company also incurred $11.5 million of related professional fees and $1.5 million of other expenses related to these plans.

Asset impairment/disposal

In connection with the Company's plans to reduce corporate expenses and exit certain business and product offerings in the first quarter of 1998, the Company identified certain assets for disposal and wrote down or wrote off the carrying costs of those assets to estimated realizable value, resulting in a charge of $8.7 million. These assets consisted principally of leasehold improvements and various other assets. The Company has substantially completed the disposal of these assets.

The accrual for unusual charges at June 30, 1999 is comprised of the following:

                                                                                              Charged
                                                            12/31/98                              to             6/30/99
                                                            Accrual          Accrued           Accrual           Accrual
                                                             Balance          in 1999           in 1999           Balance
----------------------------------------------------------------------------------------------------------------------------
Employee costs associated with
 staff reductions                                            $     0            $3,350            $2,189           $ 1,161
Employee costs associated with
 Fleet Transaction/Tender Offer                                3,291                 0               240             3,051
Expenses associated with exited
 business/products                                            14,766             3,363             4,749            13,380
Asset impairment/disposal                                        567                 0                 0               567
----------------------------------------------------------------------------------------------------------------------------
Total                                                        $18,624            $6,713            $7,178           $18,159
============================================================================================================================

NOTE 14) EARNINGS PER SHARE

         The following table shows the calculation of basic earnings per share and diluted earnings per share.


                                            Three Months ended               Six Months ended
                                                  June 30,                        June 30,
                                                  --------                        --------
                                           1999            1998              1999           1998
                                           ----            ----              ----           ----
Net income                              $  12,312        $   9,471        $  19,085        $ 428,257
 less: Preferred "A" dividends                  0                0             (141)            (141)
 less: Preferred "B" dividends               (887)            (887)          (1,774)          (1,774)
                                        ---------        ---------        ---------        ---------
Income available to common
  shareholders                          $  11,425        $   8,584        $  17,170        $ 426,342
 Less: Class A dividends declared            (568)            (653)          (1,222)          (1,308)
 Less: Class B dividends declared          (1,126)          (1,133)          (2,383)          (2,249)
                                        ---------        ---------        ---------        ---------

Undistributed earnings                  $   9,731        $   6,798        $  13,565        $ 422,785
Basic shares
  Class A                                   8,976           10,362            9,127           12,524
  Class B                                  14,187           14,161           13,998           17,083
  Combined (2)                             23,163           24,523           23,125           29,607
Options A                                       1               10                1               10
Options B                                     177               49              133              198
AMIP A                                         32                0               23                0
AMIP B                                          0              120                0              186
Preferred B (1)                                 0                0                0            1,720
Diluted shares
  Class A                                   9,009           10,372            9,151           12,534
  Class B                                  14,364           14,330           14,131           19,187
  Combined (2)                             23,373           24,702           23,282           31,721
Basic earnings per share
  Class A                               $     .48        $     .34        $     .72        $   14.38
  Class B                                     .50              .35              .76            14.41
  Combined (2)                                .49              .35              .74            14.40
Diluted earnings per share
  Class A                               $     .48        $     .34        $     .72        $   13.49
  Class B                                     .49              .35              .75            13.50
  Combined (2)                                .49              .35              .74            13.50
                                        ---------        ---------        ---------        ---------



(1) 14,211 shares of the Company's Class B convertible preferred stock were outstanding but were not included in the computation of diluted earnings per share for the three or six months ended June 30, 1999, or the three months ended June 30, 1998, because they were antidilutive for those periods.


(2) Combined represents a weighted average of Class A and Class B earnings per share.

         Options to purchase 1.6 million and 1.7 million shares of Class B Common Stock were outstanding during the three and six months ended June 30, 1999, respectively, but were not included in the computation of diluted EPS because the exercise price of the option was greater than or equal to the average market price of the common shares during the applicable period. Options to purchase 2.2 million and 640 thousand shares of Class B Common Stock were outstanding during the three and six months ended June 30, 1998, but were not included in the computation of diluted EPS because the exercise price of the option was greater than or equal to the average market price of the common shares during the applicable period.

NOTE 15) CONTINGENCIES

On June 30, 1998, purported shareholders of the Company who are represented by a group of law firms filed a putative class action complaint against the Company and several of its current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. A second, similar complaint was filed in the same court a few days later by a different group of law firms. Both complaints allege that the Company made misrepresentations in certain of its public filings and statements in violation of the Securities Exchange Act of 1934. The complaints seek damages of an unspecified amount. On July 10, 1998, the complaints, which had previously been consolidated, were dismissed by the Court for failing to state a claim. The plaintiffs determined not to attempt to amend their complaints. Rather, they appealed the District Court's decision to the United States Courts of Appeals for the Third Circuit, which court, on June 17, 1999, affirmed the District Court.

       On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against the Company and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which the Company denies, center around Fleet's assertions that the Company has failed to complete certain post-closing adjustments to the value of the assets and liabilities the Company contributed to the LLC in connection with the Fleet Transaction. Fleet seeks damages of approximately $141 million. The Company has filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that the Company contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities the Company has already assumed. The Company also has filed a countercomplaint against Fleet for approximately $101 million in damages the Company believes have been caused by certain actions of Fleet following closing of the Fleet Transaction. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on the financial position or future operating results of the Company.


       On or about March 26, 1999, a complaint was filed by John Uphaus, individually and on behalf of a class, against Household Bank (Nevada) N.A. ("Household") and Advanta National Bank in the United States District Court for the Northern District of Illinois. Uphaus alleges that he had a credit card account with Household, which account was purchased by Advanta National Bank. He further alleges that the annual percentage rate on a portion of his account was increased in a manner contrary to the promotional material he received. The Company's preliminary investigation suggests that if a change in interest rate took place, as alleged by Uphaus, that change occurred after the contribution of the Company's consumer credit card portfolio, and it was made by Fleet Credit Card LLC. In any event, Fleet Credit Card LLC is obligated to defend and indemnify the Company pursuant to the Contribution Agreement and the Licensing Agreement between the parties. Advanta National Bank's response to this complaint was filed with the court on June 21, 1999.


         The Company and its subsidiaries are involved in other legal proceedings, claims and litigation, including those arising in the ordinary course of business. Management believes that the aggregate liabilities, if any, resulting from those actions will not have a material adverse effect on the consolidated financial position or results of operations of the Company. However, as the ultimate resolution of these proceedings is influenced by factors outside of the Company's control, it is reasonably possible that the Company's estimated liability under these proceedings may change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the quarter ended June 30, 1999, the Company reported net income of $12.3 million or $0.49 per combined common share, assuming dilution, compared to $6.8 million or $.25 per combined diluted common share for the quarter ended March 31, 1999, and $9.5 million or $.35 per combined diluted common share for the quarter ended June 30, 1998. The earnings for the quarter ended March 31, 1999 excluding non-recurring charges and non-operating gains were $10.2 million, or $0.40 per combined diluted share. The quarter on quarter improvement in earnings this year resulted primarily from continued decreases in operating expenses at the Company's mortgage and leasing businesses and improved yields in the business card portfolio.

         The earnings for the quarter ended June 30, 1999 include a reduction in the Company's retained interest-only strip of approximately $6.1 million, after tax, reflecting the adoption of more conservative fair value assumptions. Also included in the results for the quarter were non-operating gains of approximately $5.6 million, after tax, predominately associated with the sale of an investment held by Advanta Partners LP, the Company's private equity investment affiliate.

     For the six months ended June 30, 1999, the Company reported net income of $19.1 million or $0.74 per combined common share, assuming dilution, compared to $428.3 million or $13.50 per combined diluted common share for the same period of 1998. In addition to the items discussed above that affected earnings for the quarter ended June 30, 1999, the earnings for the six months ended June 30, 1999 include non-recurring charges, after tax, of approximately $14.5 million that are principally related to the Company's exit from the auto finance business and severance and outplacement associated with cost cutting initiatives implemented in the first quarter. The Company also recognized non-operating gains of approximately $11.1 million, after tax, in the first quarter of 1999 in connection with an investment held by Advanta Partners LP. Earnings reported for the six months ended June 30, 1998 include the $541.3 million gain on the Fleet Transaction (see Note 8 to Consolidated Condensed Financial Statements), a $62.3 million pretax charge for severance and outplacement costs associated with workforce reduction, option exercises and other employee costs associated with the Fleet Transaction/Tender Offer, a $54.1 million pretax charge for expenses associated with exited businesses and products, $42.5 million of equity securities losses and an $8.7 million pretax charge for facility impairments.

     This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Significant risks and uncertainties include: the Company's managed net interest margin; the receivables volume; the timing of the Company's securitizations; prepayment rates; the mix of account types and interest rate fluctuations; the level of delinquencies, customer bankruptcies and charge-offs; and the amount and rate of growth in the Company's expenses. Earnings also may be significantly affected by factors that affect consumer debt, competitive pressures from other providers of financial services, the effects of governmental regulation, the amount and cost of financing available to the Company and its subsidiaries, the difficulty or inability to securitize the Company's receivables and the impact of the ratings of debt of the Company and its subsidiaries. Additional risks that may affect the Company's future performance are set forth elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its other filings with the Securities and Exchange Commission.

ADVANTA MORTGAGE


OVERVIEW

Net income for Advanta Mortgage was $7.6 million for the quarter ended June 30, 1999, after excluding net of tax charges of $6.1 million associated with additional reserves recorded on the Company's retained interest-only strip that resulted from the adoption of more conservative fair value assumptions. This compares to net income of $7.5 million for the same period of 1998. Net income for the six month period ended June 30, 1999, was $13.4 million, excluding the second quarter $6.1 million charge, as compared to $12.3 million in the same period of 1998. The increase in after tax income resulted from higher lending margins, increased servicing revenues and a lower operating expense ratio as a percentage of average managed receivables, partially offset by a decrease in gain on sale of receivables.

Net income in the three and six month periods ended June 30, 1998, included pretax charges of $23.9 million and $33.7 million, respectively, to adjust the retained interest-only strip to fair value, reflecting increases in prepayment speeds experienced during the periods.


GAIN ON SALE OF RECEIVABLES


Advanta Mortgage recognized gains of $38.4 million from the securitization and sale of approximately $636 million of loans in the three months ended June 30, 1999, and recognized gains of $75.0 million from the securitization and sale of approximately $1.3 billion of loans in the six months ended June 30, 1999. Total Advanta Mortgage sales/securitization volume decreased 47.7% and 42.9% for the three and six month periods ended June 30, 1999, respectively, as compared to the same periods in 1998. The decrease in sales/securitization volume resulted primarily from lower originations as the Company focused on pricing and efficiency over production volume, as well as the Company's decision to report income that is essentially equal to that of a portfolio lender. The gain, which represents 6.0% of the loans sold in the quarter ended June 30, 1999, is higher as a percentage of loans sold than the $60.7 million or 4.9% recognized in the second quarter of 1998. The gain recognized in the six month period ended June 30, 1999, represents 5.9% of loans sold, as compared to $88.2 million or 4.0% of loans sold in the same period of 1998. The increase in gain as a percentage of loans sold is primarily due to the higher proportion of loans sold during 1999 that were directly originated. The gain realized varies for each of Advanta Mortgage's products and origination channels. Typically, the gain realized from loans directly originated is higher than the gain from indirect origination channels. In the three months ended June 30, 1999, direct originations represented 56.1% of total originations, as compared to 30.6% in the same period of 1998. In the six months ended June 30, 1999, direct originations represented 56.2% of total originations, as compared to 27.9% in the same period of 1998.



SERVICING REVENUES

Servicing revenues were $25.0 million for the three months ended June 30, 1999, as compared to $22.2 million for the same period in 1998. For the six months ended June 30, 1999, servicing revenues were $47.3 million as compared to $43.9 million for the six months ended June 30, 1998. The increase in servicing revenues in both periods is due to an increase in average serviced receivables in comparison with prior year.

PORTFOLIO LENDER ANALYSIS

In the fourth quarter of 1998, the Company began to report income for Advanta Mortgage that is essentially equal to that of a portfolio lender, rather than the front-ended income typically reported through gain on sale accounting. Since gain on sale accounting is required under generally accepted accounting principles for securitizations structured as sales, the Company is accomplishing this by increasing its use of on-balance sheet funding over time and decreasing its degree of reliance on securitizations structured as sales. In this regard, the Company began to analyze and evaluate Advanta Mortgage's financial results from a portfolio lender's perspective as well as under generally accepted accounting principles. The following tables present the Company's reported results adjusted to approximate the results of a portfolio lender for the three and six months ended June 30, 1999.


                                            THREE MONTHS ENDED JUNE 30, 1999
                                                                        Advanta
                                        Advanta                        Mortgage
                                        Mortgage                         as a
                                          as          Pro forma        Portfolio
                                        Reported      Adjustments        Lender
                                       ------------------------------------------
REVENUES:
Gain on sale of receivables, net       $  28,416       $ (28,416)       $      --
Interest income                           30,534         175,799          206,333
Servicing revenues                        25,001          (8,846)          16,155
Other revenues, net                          861              --              861
                                       ---------       ---------        ---------
 Total revenues                           84,812         138,537          223,349

EXPENSES:
Operating expenses                        56,133           1,883           58,016
Interest expense                          21,820         114,970          136,790
Provision for credit losses                2,364          11,684           14,048
Minority interest in income
 of consolidated subsidiary                1,865              --            1,865
                                       ---------       ---------        ---------
 Total expenses                           82,182         128,537          210,719
                                       ---------       ---------        ---------
Income before income taxes                 2,630          10,000           12,630
Income taxes                               1,122           3,950            5,072
                                       ---------       ---------        ---------
Net Income                             $   1,508       $   6,050        $   7,558
                                       =========       =========        =========

                                            SIX MONTHS ENDED JUNE 30, 1999
                                                                        Advanta
                                       Advanta                          Mortgage
                                       Mortgage                          as a
                                         as            Pro forma       Portfolio
                                       Reported        Adjustments       Lender
                                       --------        -----------       ------
REVENUES:
Gain on sale of receivables, net       $  64,976       $ (64,976)       $      --
Interest income                           72,977         341,448          414,425
Servicing revenues                        47,321         (16,328)          30,993
Other revenues, net                        2,355              --            2,355
                                       ---------       ---------        ---------
 Total revenues                          187,629         260,144          447,773

EXPENSES:
Operating expenses                       121,283           3,681          124,964
Interest expense                          45,427         226,000          271,427
Provision for credit losses                5,067          20,463           25,530
Minority interest in income
 of consolidated subsidiary                3,752              --            3,752
                                       ---------       ---------        ---------
 Total expenses                          175,529         250,144          425,673
                                       ---------       ---------        ---------
Income before income taxes                12,100          10,000           22,100
Income taxes                               4,744           3,950            8,694
                                       ---------       ---------        ---------
Net Income                             $   7,356       $   6,050        $  13,406
                                       =========       =========        =========


         With respect to the portfolio lender results, individual line items are stated as if the securitized mortgages were still owned by the Company and remained on the balance sheet. The pro forma adjustment to gain on sale of receivables represents the reclassification of net gains recognized on the sale of Advanta Mortgage loans. The pro forma adjustment to provision for credit losses represents the amount by which the provision would have increased had the securitized Advanta Mortgage loans remained on the balance sheet and the provision for credit losses on the securitized Advanta Mortgage loans been equal to actual reported charge-offs. The actual provision for credit losses of a portfolio lender could differ from the recorded charge-offs depending upon the age and composition of the portfolio and the timing of charge-offs. The pro forma presentation results in an increase in net income of $6.1 million resulting from the elimination of the $10.0 million pretax charge to earnings reflecting the adoption of more conservative valuation assumptions for the retained interest-only strip.

ORIGINATIONS

Originations for Advanta Mortgage were as follows ( $in thousands):


                             Three Months Ended                 Six Months Ended
                                   June 30,                         June 30,
                            1999             1998             1999             1998
                            ----             ----             ----             ----
Direct                  $  407,880       $  382,242       $  811,084       $  665,290
Broker                     152,533          106,188          262,071          184,611
Conduit                    153,575          376,145          335,410          779,956
Corporate Finance           13,701          324,484           30,474          673,899
Auto                             0           58,356            5,103           79,459
                        ----------       ----------       ----------       ----------
                        $  727,689       $1,247,415       $1,444,142       $2,383,215
                        ----------       ----------       ----------       ----------




         Total Advanta Mortgage originations in the three months ended June 30, 1999 decreased 41.7% over the comparable 1998 period. Direct mortgage originations for the three months ended June 30, 1999 increased 6.7% over direct originations in the same period of 1998 and indirect mortgage originations for the three months ended June 30, 1999 decreased 60.4% from the comparable period of the prior year. Total year-to-date originations for Advanta Mortgage decreased 39.4% from the comparable period of the prior year. Year-to-date direct mortgage originations increased 21.9% and year-to-date indirect mortgage originations decreased 61.7% as compared to the same period of the prior year. the increase in direct originations is the result of the Company's decision to capitalize on its direct marketing experience and centralized telemarketing and processing capabilities. The Company typically generates higher yields on direct versus indirect loan originations. The decrease in indirect originations in 1999 over the comparable 1998 periods resulted from the Company's decision to selectively purchase loans from the conduit and corporate finance channels only when the loans meet certain profitability characteristics. The decrease in auto loan originations was due to the Company's exit from the auto finance business in the first quarter of 1999.


ADVANTA LEASING SERVICES


OVERVIEW

Advanta Leasing Services offers flexible lease financing programs on small-ticket equipment to small businesses. Net income for Advanta Leasing Services was $1.5 million for the three months ended June 30, 1999 as compared to a net loss of $0.2 million for the same period in 1998. Net income for the six month period was $2.3 million and $.2 million for 1999 and 1998, respectively. The increase in net income resulted from increased volume and a decrease in operating expenses.


GAIN ON SALE OF RECEIVABLES

Advanta Leasing Services recognized $4.9 million in gains on the sale of $106 million of leases in the three months ended June 30, 1999, as compared to $3.0 million in gains on the sale of $73 million of leases for the same period in 1998. In the six months ended June 30, 1999, Advanta Leasing Services recognized $9.3 million in gains on the sale of $201 million of leases, as compared to $5.3 million in gains on the sale of $132 million of leases in the same period of 1998. The sales were through a combination of commercial paper conduit programs and a public lease securitization.

ORIGINATIONS

Originations for Advanta Leasing Services were as follows ( $in thousands):

                             Three Months Ended             Six Months Ended
                                  JUNE 30,                       June 30,
                          1999            1998            1999            1998
                          ----            ----            ----            ----
Vendor                  $ 54,625        $ 39,687        $100,119        $ 80,879
Broker                    54,812          28,430         115,328          44,856
Other                      3,947           6,235           7,773          11,268
                        --------        --------        --------        --------
                        $113,384        $ 74,352        $223,220        $137,003
                        --------        --------        --------        --------



Lease originations for the three and six months ended June 30, 1999 increased 53% and 63%, respectively, in comparison with the same periods of the prior year. The increase in lease originations over the comparable periods of 1998 is due to the growth in the number of vendor and broker relationships, as well as the expansion of existing relationships.

ADVANTA BUSINESS CARDS


OVERVIEW

Advanta Business Cards offers MasterCard(R) business credit cards to small businesses. Net income for Advanta Business Cards was $5.6 million for the three months ended June 30, 1999 as compared to $1.9 million for the same period in 1998. Net income for the six month periods ended June 30, 1999 and 1998, was $9.5 million and $3.0 million, respectively. The increase in net income resulted from increased volume and significant improvement in portfolio yields due to changes in pricing.


GAIN ON SALE OF RECEIVABLES


In the three and six month periods ended June 30, 1999, Advanta Business Cards recognized $7.8 million and $13.9 million, respectively, in gains on the sale of new business card receivables. Advanta Business Cards sells these receivables to an existing securitization trust on a continuous basis to replenish the investors' interest in trust receivables that have been repaid by the cardholders. This compares to $3.6 million and $5.7 million in gains recognized in the three and six month periods ended June 30, 1998, respectively. The increase in gain on sale is due primarily to increased yields on the securitized receivables.


ORIGINATIONS

Originations for business cards were $471.2 million and $348.2 million for the three months ended June 30, 1999 and 1998, respectively. Business card originations for the six months ended June 30, 1999 and 1998 were $871.7 million and $637.6 million, respectively. The increases in business card originations over comparable periods in 1998 resulted from programs designed to increase market penetration and encourage existing customers to increase the use of the business cards.

ADVANTA CORP.

INTEREST INCOME AND EXPENSE

Interest income on receivables and investments, excluding the interest component of previously discounted cash flows, increased by $6.7 million in the three months ended June 30, 1999 as compared to the same period in 1998, and decreased $12.7 million for the six months ended June 30, 1999 as compared to the same period of 1998. During the three months ended June 30, 1999, interest expense increased $7.1 million as compared to the same period in 1998, and decreased $17.2 million for the six months ended June 30, 1999 as compared to the same period of 1998. The increase in interest income and interest expense in the three months ended June 30, 1999 as compared to the same period of the prior year, resulted from an increase in the Company's average on-balance sheet assets and liabilities. The decreases in interest income and interest expense in the six months ended June 30, 1999 were mainly attributable to a decrease in interest bearing assets and liabilities owned by the Company in connection with the Fleet Transaction and Tender Offer in February 1998. Also impacting interest income on receivables were consumer credit card securitization transactions prior to the Fleet Transaction in 1998 as well as the mix of receivables. Both periods reflect suppressed margins as a result of carrying higher cash, cash equivalent and investment balances as a percent of owned assets for liquidity purposes.

       Securitization activity shifts revenues from interest income to non-interest revenues. This activity reduces the level of higher-yielding receivables on the balance sheet while proportionately increasing the balance sheet levels of lower-yielding receivables and short-term, high quality investments earning money market rates.

       The owned average cost of funds decreased to 5.75% in the three months ended June 30, 1999 from 6.36% in the same period in 1998, and decreased to 5.78% in the six months ended June 30, 1999 from 6.36% in the same period of 1998. The decrease in the cost of funds was attributable to the increase in the use of deposits as a funding source. Deposits represented 67% of total average interest-bearing liabilities for the three months ended June 30, 1999 as compared to 38% for the same period in 1998. Also contributing to the cost of funds decrease was a general decrease in market interest rates between the comparable periods. The Company has utilized derivatives to manage interest rate risk (see discussion under "Derivatives Activities").

       The following table provides an analysis of owned interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets) for the three and six months ended June 30, 1999 and 1998. Interest revenues on loan and lease receivables include the amortization of certain loan fees and costs.

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                         Three Months Ended June 30,
                                                 1999                                               1998
                               -------------------------------------------        -----------------------------------------
                               AVERAGE                              YIELD/        AVERAGE                            YIELD/
                               BALANCE(1)       INTEREST            RATE          BALANCE(1)      INTEREST           RATE
                               ----------       --------            ----          ----------      --------           ----
On-balance sheet
Mortgage loans                $  729,335       $   16,532           9.09%        $  660,498      $   15,908          9.66%
Business Cards                   181,510            7,735          17.09            148,408           4,803         12.98
Leases                           109,608            2,618           9.55            101,438           3,729         14.70
Auto loans                         9,938              283          11.44             62,249           2,869         18.49
Other loans                       17,019              544          12.83             14,784             412         11.19
                              ----------       ----------                        ----------      ----------
Gross receivables(2)           1,047,410           27,712          10.61            987,377          27,721         11.26
Investments(2)                 1,885,796           28,170           5.97          1,425,514          21,200          5.94
                              ----------       ----------                        ----------      ----------
Total interest earning
 assets                       $2,933,206       $   55,882           7.62%        $2,412,891      $   48,921          8.11%
Interest-bearing
 liabilities                  $2,929,081       $   42,024           5.75%        $2,219,722      $   35,314          6.36%
Net interest spread                                                 1.87%                                            1.75%
Net interest margin (3)                                             1.90%                                            2.26%

OFF-BALANCE SHEET
Mortgage loans
 securitized                  $7,533,965                                         $5,361,279
Business cards
 securitized                     685,222                                            591,246
Leases securitized               584,313                                            499,845
Auto loans securitized           130,622                                            158,228
                              ----------                                         ----------
Total average
 securitized receivables      $8,934,122                                         $6,610,598
                              ==========                                         ==========
Total average managed
 receivables                  $9,981,532                                         $7,597,975
                              ----------                                         ----------

(1) Includes assets held and available for sale and nonaccrual loans and leases.

(2) Interest and average rate for tax-free securities, loans and leases computed on a tax equivalent basis using a statutory rate of 35%.

(3) Managed net interest margin for the three months ended June 30, 1999 was 3.00%, representing a combination of owned interest-earning assets/owned interest-bearing liabilities and Advanta Mortgage securitized mortgage assets/liabilities.

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                      Six Months Ended June 30,
                                                  1999                                       1998
                               ----------------------------------------     -----------------------------------------
                               AVERAGE                           YIELD/     AVERAGE                            YIELD/
                               BALANCE(1)        INTEREST        RATE       BALANCE(1)       INTEREST          RATE
                               ----------        --------        ----       ----------       --------          ----
On-balance sheet
Mortgage loans                $   824,781       $  37,072        9.06%     $   601,395      $    28,773        9.65%
Business Cards                    163,178          12,851       15.88          153,537           10,774       14.15
Leases                            107,477           4,720        8.78          103,421            6,345       12.27
Auto loans                         27,025           1,995       14.89           53,514            4,717       17.78
Consumer credit cards                   0               0        0.00          775,769           23,457        6.10
Other loans                        17,418           1,092       12.64           13,627              714       10.57
                              -----------       ---------                  -----------      -----------
Gross receivables(2)            1,139,879          57,730       10.21        1,701,263           74,780        8.86
Investments(2)                  1,787,446          52,091        5.82        1,662,087           48,094        5.79
                              -----------       ---------                  -----------      -----------
Total interest earning
 Assets                       $ 2,927,325       $ 109,821        7.53%     $ 3,363,350      $   122,874        7.34%
Interest-bearing
 liabilities                  $ 2,928,829       $  84,055        5.78%     $ 3,249,731      $   102,858        6.36%
Net interest spread                                              1.75%                                         0.98%
Net interest margin (3)                                          1.78%                                         1.20%

OFF-BALANCE SHEET
Mortgage loans
 securitized                  $ 7,364,352                                  $ 5,109,525
Business cards
 securitized                      681,735                                      555,490
Leases securitized                575,106                                      489,588
Auto loans securitized            142,256                                      168,765
Consumer credit cards
 securitized                            0                                    2,947,048
                              -----------                                  -----------
Total average
 securitized receivables      $ 8,763,449                                  $ 9,270,416
                              ===========                                  ===========
Total average managed
 receivables                  $ 9,903,328                                  $10,971,679
                              ===========                                  ===========

(1) Includes assets held and available for sale and nonaccrual loans and leases.

(2) Interest and average rate for tax-free securities, loans and leases computed on a tax equivalent basis using a statutory rate of 35%.

(3) Managed net interest margin for the six months ended June 30, 1999 was 3.07%, representing a combination of owned interest-earning assets/owned interest-bearing liabilities and Advanta Mortgage securitized mortgage assets/liabilities.

OTHER REVENUES

($ in thousands)

                                                 Three Months Ended          Six Months Ended
                                                     June 30,                    June 30,
                                                1999          1998           1999         1998
                                                ----          ----           ----         ----
-------------------------------------------------------------------------------------------------
Equity securities gains (losses)              $  9,298      $      6      $ 27,672      $(42,490)
Business card interchange income                 8,134         5,133        14,364         8,853
Leasing other revenues                           4,082         2,700         8,752         7,365
Consumer credit card overlimit fees                  0             0             0        16,094
Insurance revenues, net and other                3,670         1,643         6,832        24,609
-------------------------------------------------------------------------------------------------
Total other revenues, net                     $ 25,184      $  9,482      $ 57,620      $ 14,431
=================================================================================================

       Other revenues in the six months ended June 30, 1999 include equity securities gains of $27.7 million, reflecting changes in the fair value and realized gains on Advanta Partners LP ("Advanta Partners") investments. Included in this amount is an $18 million gain on an investment in a company that was merged with another company in exchange for that company's stock in the first quarter of 1999. The stock received had a value significantly higher than Advanta Partner's basis in the investment. In the second quarter of 1999, Advanta Partners sold the majority of their interest in this investment realizing an additional gain of approximately $10 million. Partially offsetting this gain in the second quarter was the write-down of another equity investment of approximately $800 thousand. Other revenues in the six months ended June 30, 1998 include equity securities losses of $42.5 million. Most of the loss relates to investments not publicly traded for which Advanta Partners decided to expedite a disposal plan.

       Insurance revenues, net and other decreased from $24.6 million to $6.8 million in the six months ended June 30, 1999 as compared with the same period in 1998. This decline is attributable to the transfer of the consumer credit card portfolio in connection with the Fleet Transaction.

OPERATING EXPENSES

($ in thousands)


                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                               June 30,
                                                        1999             1998                 1999              1998
-----------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                        $42,772          $39,665               $ 88,844         $ 94,914
Other operating expenses:
 Marketing                                             14,016           10,295                 28,141           24,363
 Professional fees                                      6,357            1,753                 16,016            6,544
 Occupancy expense                                      4,054            3,003                  8,165            8,451
 Credit and collection expense                          3,756            3,456                  8,909            8,073
 External processing                                    3,554            3,256                  6,889           14,522
 Telephone expense                                      2,697            2,091                  5,536            7,450
 Amortization of credit card
  deferred origination costs, net                       1,200            1,419                  2,356           19,934
 Credit card fraud losses                                 182              128                    434            2,900
 Other                                                  3,591            7,179                  3,322           22,175
-----------------------------------------------------------------------------------------------------------------------
Total other operating expenses                         39,407          $32,580               $ 79,768         $114,412
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                              $82,179          $72,245               $168,612         $209,326
=======================================================================================================================
At quarter end:
 Number of accounts managed                               613              515                    N/A              N/A
 Number of employees                                    2,417            2,365                    N/A              N/A
For the quarter:
 Operating expenses
  as a percentage of average
  managed receivables(1)                                 3.25%            3.73%                  3.36%            3.45%
-----------------------------------------------------------------------------------------------------------------------

(1)   Excludes amortization of credit card deferred origination costs, net.

       The Company's operating expenses for the three months ended June 30, 1999 and 1998, totaled 3.25% and 3.73%, respectively, as a percentage of average managed receivables. The operating expense ratio decrease was due to cost reduction measures implemented during 1999. The operating expense ratio for the six months ended June 30, 1998 included the operating expenses and average managed receivables associated with the consumer credit card business prior to the Fleet Transaction.

         Total operating expenses in the three months ended June 30, 1999 increased by $9.9 million as compared to the same period of the prior year. This increase is aligned with growth in the portfolio of average managed receivables. The increases in marketing expenses of $3.7 million and $3.8 million in the three and six months ended June 30, 1999 as compared to the same periods of 1998 resulted from the Company's decision to capitalize on its direct marketing experience and centralized telemarketing and processing capabilities by focusing on direct origination channels. The increases in professional fees of $4.6 million and $9.5 million for the three and six months ended June 30, 1999 as compared to the same periods of 1998, are due to increases in Year 2000 consulting costs and outsourcing costs associated with the Company's management of resources and capacity.


         Salaries and employee benefits were $88.8 million for the six months ended June 30, 1999 as compared to $94.9 million in the same period in 1998. This reduction reflects the decrease in the number of employees as a result of the Fleet Transaction in 1998 as well as workforce reductions and exit and disposition plans associated with business and product offerings not directly associated with the Company's mortgage, leasing and business card units. Total other operating expenses of $79.8 million for the six months ended June 30, 1999 were lower by $34.6 million, or 30%, as compared to the $114.4 million in the same period in 1998, principally resulting from decreases in operating expenses following the Fleet Transaction.

PROVISION FOR CREDIT LOSSES

For the three months ended June 30, 1999 the provision for credit losses of $7.4 million was relatively flat in comparison with the $6.8 million provision in the same period in 1998. For the six months ended June 30, 1999, the provision for credit losses decreased to $17.6 million from $40.8 million for the same period in 1998 and charge-offs on owned receivables decreased to $12.3 million from $41.9 million during the same period in 1998. These decreases are mainly attributable to the transfer in February 1998 of the consumer credit card receivables in connection with the Fleet Transaction.

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

         The consolidated managed charge-off rate for the three months ended June 30, 1999 and 1998 was 1.5%. On the total owned portfolio, the charge-off rate was 2.5% in the three months ended June 30, 1999 compared to 2.6% for the same period in 1998. The following represents the quarterly managed charge-off rates by product:


                                                 FOR THE QUARTER ENDED
                              ---------------------------------------------------------------
                              6/30/99                     3/31/99                     6/30/98
                              -------                     -------                     -------
Mortgage                          .66%                    0.51%                        0.60%
Auto                            15.99                    13.53                         6.54
Business Card                    5.22                     5.61                         6.57
Leases                           3.23                     2.94                         2.26

Advanta Mortgage continues to emphasize profitability enhancement over loan growth, and to emphasize the direct to consumer channels over wholesale channels for originations. This has resulted in a significant reduction in the rate of portfolio growth relative to prior periods. The decline in the growth rate has reduced the proportion of new, unseasoned loans in the portfolio. This "seasoning" effect results in higher reported delinquencies consistent with an aging portfolio. The increase in reported delinquency rates is primarily attributable to seasoning of the mortgage loan portfolio.

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated ($ in thousands).

                                                      JUN. 30,         DEC. 31,         JUN 30,
CONSOLIDATED-MANAGED                                    1999             1998             1998
--------------------                                    ----             ----             ----
Nonperforming assets (2)                             $  486,124       $  410,584       $  294,398
Accruing loans past due 90 days or more                       0               30               75
Impaired assets                                         486,124          410,614          294,473
Total loans 30 days or more delinquent                  814,103          753,251          528,059
As a percentage of gross receivables:
    Nonperforming assets (2)                                4.8%             4.2%             3.7%
    Accruing loans past due 90 days or more                 0.0              0.0              0.0
     Impaired assets                                        4.8              4.2              3.7
    Total loans 30 days or more delinquent                  8.1              7.7              6.6

Net charge-offs:
    Amount (1)                                       $   69,931       $  247,287       $  184,733
    As a percentage of average gross
     receivables (annualized)(1)                            1.4%             2.5%             3.4%
ADVANTA MORTGAGE LOANS - MANAGED
Nonperforming assets(2)                              $  450,359       $  375,520       $  267,271
Total loans 30 days or more delinquent                  725,596          656,789          455,775
As a percentage of gross receivables:
   Nonperforming assets (2)                                 5.4%             4.5%             4.0%
   Total loans 30 days or more delinquent                   8.6              7.9              6.9
Net charge-offs - Mortgage Loans
    Amount                                           $   24,206       $   36,142      $    15,674
    As a percentage of average
      receivables (annualized)                               .6%              .6%              .6%
Net charge-offs - Auto Loans                         $   12,325       $   21,238       $    9,235
    As a percentage of average
      receivables (annualized)                             14.6%             9.3%             8.3%
LEASES - MANAGED
Nonperforming assets(2)                              $   12,006       $    9,595       $    6,702
Impaired assets                                          12,006            9,602            6,755
Total loans 30 days or more delinquent                   54,568           60,154           40,553
As a percentage of receivables:
   Nonperforming assets(2)                                  1.6%             1.4%             1.1%
   Impaired assets                                          1.6              1.4              1.1
   Total loans 30 days or more delinquent                   7.3              9.0              6.6
Net charge-offs - Leases
    Amount                                           $   10,525       $   16,220       $    8,028
    As a percentage of average
     receivables (annualized)                               3.1%             2.7%             2.7%
BUSINESS CARDS - MANAGED
Nonperforming assets(2)                              $   23,437       $   25,231       $   20,271
Impaired assets                                          23,437           25,231           20,271
Total loans 30 days or more delinquent                   33,126           35,900           31,381
As a percentage of receivables:
   Nonperforming assets(2)                                  2.6%             3.1%             2.7%
    Impaired assets                                         2.6              3.1              2.7
   Total loans 30 days or more delinquent                   3.7              4.4              4.1
Net charge-offs - Business Cards
    Amount                                           $   22,844       $   43,732       $   21,842
    As a percentage of average
      receivables (annualized)                              5.4%             5.9%             6.2%

(1)   Includes consumer credit cards through February 20, 1998.

(2) Nonperforming assets include mortgage loans, auto loans, and business cards and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent business cards.

                                                                     JUN. 30,       DEC. 31,        JUN. 30,
CONSOLIDATED-OWNED                                                    1999           1998            1998
------------------                                                    ----          -------         -------
Allowance for credit losses                                        $  31,963       $  33,437       $  18,528
Nonperforming assets (2)                                              53,611          49,568          37,198
Accruing loans past due 90 days or more                                    0              30              75
Impaired assets                                                       53,611          49,598          37,273
Total loans 30 days or more delinquent                                68,867          73,755          56,406
As a percentage of gross receivables:
   Allowance for credit losses                                           2.8%            3.0%            2.4%
   Nonperforming assets (2)                                              4.7             4.4             4.7
   Accruing loans past due 90 days or more                               0.0             0.0             0.1
   Impaired assets                                                       4.7             4.4             4.8
Total loans 30 days or more delinquent                                   6.0             6.5             7.2
Net charge-offs:
    Amount (1)                                                     $  12,339       $  53,109       $  41,921
    As a percentage of average gross
      receivables (annualized) (1)                                       2.2%            3.7%            4.9%
ADVANTA MORTGAGE LOANS - OWNED
Allowance for credit losses                                        $  14,955       $  20,092       $   5,619
Nonperforming assets (2)                                              44,842          38,734          29,699
Total loans 30 days or more delinquent                                54,114          56,131          39,991
As a percentage of gross receivables:
   Allowance for credit losses                                           1.8%            2.4%            1.1%
   Nonperforming assets (2)                                              5.4             4.6             5.6
   Total loans 30 days or more delinquent                                6.5             6.7             7.5
Net charge-offs - Mortgage:
   Amount                                                          $   3,744       $   3,658       $   1,327
   As a percentage of average gross
    receivables (annualized)                                              .9%             .5%             .4%
Net charge-offs - Auto:
   Amount                                                          $   3,503       $   7,648      $    4,131
   As a percentage of average gross
    receivables (annualized)                                            25.9%           16.1%           15.4%
LEASES - OWNED
Allowance for credit losses                                        $   3,310       $   2,695       $   2,314
Nonperforming assets (2)                                               2,822           3,115           2,833
Impaired assets                                                        2,822           3,122           2,886
Total loans 30 days or more delinquent                                 6,249           9,739           9,300
As a percentage of receivables:
   Allowance for credit losses                                           2.6%            2.2%            2.2%
   Nonperforming assets (2)                                              2.2             2.5             2.6
   Impaired assets                                                       2.2             2.6             2.7
   Total loans 30 days or more delinquent                                4.8             7.9             8.6
Net charge-offs - Leases:
   Amount                                                          $     906       $   3,491       $   2,647
   As a percentage of average
     receivables( annualized)                                            1.7%            3.4%            5.1%
BUSINESS CARDS - OWNED
Allowance for credit losses                                        $   9,002       $   6,916       $   6,861
Nonperforming assets (2)                                               5,625           7,481           4,511
Impaired assets                                                        5,625           7,481           4,511
Total loans 30 days or more delinquent                                 7,691           7,207           6,764
As a percentage of receivables:
   Allowance for credit losses                                           5.2%            4.6%            5.3%
   Nonperforming assets (2)                                              3.2             5.0             3.5
   Impaired assets                                                       3.2             5.0             3.5
   Total loans 30 days or more delinquent                                4.4             4.8             5.2
Net charge-offs - Business Cards:
   Amount                                                          $   4,155       $  10,033       $   5,538
   As a percentage of average gross
    receivables (annualized)                                             5.1%            6.9%            7.2%

(1)   Includes consumer credit cards through February 20, 1998

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

Employee costs associated with Fleet Transaction/Tender Offer

In connection with the Fleet Transaction and Tender Offer in the first quarter of 1998 more fully discussed in Note 8, the Company made major organizational changes and incurred approximately $26.8 million of severance and related costs classified as employee costs associated with Fleet Transaction/Tender Offer. These expenses included severance and outplacement costs associated with the workforce reduction, option exercise and re-measurement costs, and other employee costs directly attributable to the Fleet Transaction/Tender Offer. Additionally, during the first quarter of 1998, the Company incurred approximately $35.5 million of other compensation charges. This amount includes $21.3 million attributable to payments under change of control plans and $14.2 million associated with the execution of the Tender Offer.

Exited business/products

In the first quarter of 1999, the Company recorded a $3.4 million charge for costs associated with exited businesses/products. The charges include severance and outplacement costs, and professional fees associated with exited businesses/products.

         In the first quarter of 1998, the Company implemented a plan to exit certain businesses and product offerings not directly associated with its mortgage, leasing and business card units. In connection with this plan, contractual vendor commitments of approximately $10.0 million associated with discontinued development and other activities were accrued. The Company has substantially completed the settlement of these contractual commitments.

         The Company also has contractual commitments to certain customers and non-related financial institutions that are providing benefits to those customers, under a product that is no longer being offered and for which no future revenues or benefits will be received. In the first quarter of 1998, the Company recorded a charge of $22.8 million associated with this commitment, and an $8.3 million charge associated with the write-down of assets associated with this program. The Company expects to pay a substantial portion of these costs over the next 27 months. The actions required to complete this plan include the settlement of contractual commitments and the payment of customer benefits.

       In connection with the Fleet Transaction/Tender Offer and the other exited business and product offerings, the Company also incurred $11.5 million of related professional fees and $1.5 million of other expenses related to these plans.

Asset impairment/disposal

In connection with the Company's plans to reduce corporate expenses and exit certain business and product offerings in the first quarter of 1998, the Company identified certain assets for disposal and wrote down or wrote off the carrying costs of those assets to estimated realizable value, resulting in a charge of $8.7 million. These assets consisted principally of leasehold improvements and various other assets. The Company has substantially completed the disposal of these assets.

ASSET/LIABILITY MANAGEMENT

The Company manages its financial condition with a focus on maintaining disciplined management of market risks and prudent levels of leverage and liquidity.

MARKET RISK SENSITIVITY

         The Company has measured its interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. The Company estimates that its net interest income over a twelve month period would approximately increase or decrease by 0.3%, respectively, if interest rates were to rise or fall by 200 basis points. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

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

         In addition to interest rate risk, the Company has other financial instruments, namely capitalized servicing rights and interest-only strips, which are subject to prepayment risk. Prepayments are principal payments received in excess of scheduled principal payments. Prepayments generally result from entire loan payoffs due largely to refinancing a loan or selling a home. Actual or anticipated prepayment rates are expressed in terms of a constant prepayment rate ("CPR"), which represents the annual percentage of beginning loan balances that prepay. To a degree, prepayment rates are related to market interest rates and changes in those interest rates. The relationship between them, however, is not precisely determinable. Accordingly, the Company believes it is more relevant to disclose the fair value sensitivity of these instruments based on changes in prepayment rate assumptions rather than based on changes in interest rates.

         The Company's capitalized servicing rights and interest only strips result from the sale of both fixed and variable rate loans, the majority of which are fixed. Fixed and variable rate loans are currently prepaying at different rates and the Company expects them to continue to do so in the future. The Company has estimated the impact on the fair value of these assets assuming a change in prepayments of 2.7% CPR for fixed rate loans and 3.6% CPR for variable rate loans. The Company has estimated that these changes in prepayment assumptions could result in a $29 million change in the combined fair value of these assets. These estimates do not factor in the impact of changes in the interest rate environment associated with the changes in the prepayment rates. Changes in interest rates also generally affect the level of new loan origination. Prepayment assumptions are not the only assumptions in the fair value calculation for these assets, but they are the most influential. Other key assumptions are not directly impacted by market forces as defined earlier. The above prepayment scenario does not reflect management's expectation regarding the future direction of prepayments, and depicts only one possibility out of a large set of possible scenarios.

DERIVATIVES ACTIVITIES

         The following table summarizes by notional amounts the Company's derivative instruments as of June 30, 1999 and December 31, 1998 ($ in thousands):

                                                                                    ESTIMATED
                                                                                    FAIR VALUE
                                                                                      JUNE 30,
                                           JUNE 30,              DEC. 31,           1999 ASSET/
                                            1999                  1998              (LIABILITY)
                                            ----                  ----              -----------
Interest rate swaps                      $3,224,745            $2,997,912             $12,814
Interest rate options:
      Caps written                          368,237               268,633                (997)
      Caps purchased                        368,237               268,633                 997
      Put options purchased                 194,000                     0                 386
Forward contracts                           265,000               499,000                (547)
                                         ----------            ----------             --------
                                         $4,420,219            $4,034,178             $12,653
                                         ==========            ==========             ========

         The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivative contracts.

     Put options provide the holder the right, but not the obligation, to sell the underlying financial instrument at a specified exercise or strike price at a specific point in time. Put options, therefore, protect the Company from losses in a rising interest rate environment, but allow for the appreciation of underlying assets should interest rates fall. The Company regularly securitizes and sells receivables. The Company may choose to hedge the changes in the market value of the index on which the securitization is priced, relating to the warehouse and/or pipeline of receivables anticipated to be securitized, by purchasing put options on the underlying index. Gains and losses from put options are deferred and included in the measurement of the dollar basis of the loans sold.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. During the six months ended June 30, 1999, the Company, through its subsidiaries, securitized or sold approximately $1.3 billion of Advanta Mortgage loans, $201 million of leases and $24 million of net business card receivables. The Company temporarily invested cash generated from these transactions in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future mortgage loan, business card and lease receivable growth. At June 30, 1999, the Company had approximately $.2 billion of federal funds sold, $0.7 billion of loan and lease receivables held for sale, and $1.3 billion of investments available for sale which could be sold to generate additional liquidity.

         After paying down approximately $146 million in long-term debt in the first six months of 1999, the Company had unrestricted cash, cash equivalents and marketable securities of approximately $437 million at the parent company level and $934 million at Advanta National Bank ("ANB") and Advanta Bank Corp. ("ABC" together with ANB, the "Banks") on June 30, 1999. Equity, including capital securities, was approximately $667 million at June 30, 1999. The parent company's assets include advances to wholly-owned non-bank subsidiaries to fund $194 million in loans, $30 million in retained interest-only strips and contractual mortgage servicing rights, $191 million in subordinated trust assets, and $25 million of equity securities accounted for at fair value as of June 30, 1999. Total parent company advances to non-bank subsidiaries of $440 million have decreased by $171 million in comparison to advances at December 31, 1998.

         The Company's funding strategy relies on cash, cash equivalents and investments as well as deposit gathering activity at the Banks and securitizations. The Company and the Banks use both retail and institutional on-balance sheet funding sources and have the ability to issue a variety of debt and deposit products. As of June 30, 1999, ANB's and ABC's total deposits were $1.7 billion and $232 million, respectively. Total deposits increased approximately $154 million and $26 million for ANB and ABC, respectively, from December 31, 1998. This deposit growth reflects the Company's strategy to increase funding at the Banks and, over time, decrease the degree of reliance on securitizations structured as sales.

         At June 30, 1999, Advanta Mortgage Corp. USA ("AMCUSA"), its subsidiaries and the Banks have a secured revolving credit facility of $750 million, with a committed portion of $375 million, and a $250 million commercial paper conduit facility. AMCUSA and ANB have an additional uncommitted secured revolving credit facility of $250 million at June 30, 1999. During 1998, ABC entered into a commercial paper facility secured by business credit card receivables for $200 million, and in the first quarter of 1999, ABC entered into a $200 million increase to an established commercial paper facility secured by lease contracts and lease residuals. At June 30, 1999, the Company had available approximately $1.4 billion in unused warehouse lines and commercial paper conduit facilities. In addition, notwithstanding the Company's current liquidity, efforts continue to develop new sources of funding, both through previously untapped customer segments and through development of new financing structures.

       At June 30, 1999, ANB's and ABC's combined total capital ratios (combined Tier I and Tier II capital) were 14.17% and 13.92%, respectively. At December 31, 1998, ANB's and ABC's combined total capital ratios (combined Tier I and Tier II capital) were 12.12% and 14.13%, respectively. In each case, ANB and ABC met the requirements of their respective regulatory agencies, and each was categorized as well-capitalized under the regulatory framework for prompt corrective action. The Company intends to maintain capital ratios at both institutions in order to meet "well capitalized" guidelines.

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

         In connection with the Year 2000 Issue, the Company has organized a separate Year 2000 Project Office (the "Project Office") managed by a team led by a senior information technology manager to assess whether the computer systems and applications used by the Company are Year 2000 compliant and to implement appropriate responses in the event any of such systems and applications are not compliant. The Project Office has developed standards for its work based on the work of leading authorities in the field. The Project Office reports to the Company's Year 2000 Steering Committee which consists of the Company's Chief Information Officer, the head of each of the Company's business units, the General Counsel and other key members of corporate senior management. In addition, the Company's Internal Audit Department has assigned a senior information technology auditor to monitor all Year 2000 Issues and developments for the Audit Committee of the Company's Board of Directors. Independent consultants have assisted in the verification and validation processes to assure the reliability of the Company's risk and cost estimates.

         The Company has implemented a Year 2000 compliance program in accordance with applicable guidelines and regulations of the Federal Financial Institutions Examination Council ("FFIEC") as adopted by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance

Corporation ("FDIC"). The Company's compliance program consists of the following phases:

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

CONTINGENCY                Develop options in the event that any or all of the
PLANNING                   IT and non-IT systems fail or cannot be made Year
                           2000 compliant.

IMPLEMENTATION             Certify that systems are Year 2000 compliant.
                           Implement contingency plans for any non-compliant system.

         The Company has completed the Awareness, Assessment and Validation phases, and has substantially completed the Renovation, Contingency Planning and Implementation phases of its Year 2000 compliance program with respect to its internal and external mission-critical systems as of June 30, 1999. Each of the Company's business units has evaluated its systems, applications and vendor lists, including identifying and prioritizing "mission-critical" systems, and has implemented project plans to modify existing computer programs, convert to new programs or replace systems to the extent necessary to address the Year 2000 Issue. On an ongoing basis, the Company is also providing customer awareness training for customer-centered employees that will equip them to respond to customer inquiries about the Company's Year 2000 readiness. The Company had completed testing of its internal mission-critical systems and the development of contingency plans as of the end of 1998. In addition, all non-mission critical applications are being addressed, and the Company has substantially completed the Renovation and Implementation phases as of June 30, 1999.

         The Company has identified its significant business relationships, including without limitation vendors, customers and asset management and funding counterparties, to assess the potential impact on the Company's operations if those third parties and/or their products or systems fail to become Year 2000 compliant in a timely manner. The Company has mailed questionnaires to third parties with which it maintains a significant business relationship to help identify which of those third parties and/or their products or systems will not be Year 2000 compliant. In addition, the Company regularly reviews Internet websites to monitor and assess the level of Year 2000 compliance of vendors, suppliers and other third parties. Evaluation of questionnaire responses, risk assessments, action steps and contingency plans related to significant third party relationships have been completed within the time frames established by the FFIEC guidelines as adopted by the OCC and FDIC. Non-compliant products have been evaluated for remediation, replacement or retirement, and action plans are in process. To date, the Company is not aware of any material third party business relationship, product or system with a Year 2000 problem that management believes would have a material adverse effect on the Company. However, there can be no assurance that the systems and products used by outside service providers or other third parties upon which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The Company's Year 2000 compliance program also includes the development of contingency plans for each of the Company's business units in the event that remediation or replacement plans are not successfully implemented. The contingency plans are designed to protect its business and operations from business interruptions related to the Year 2000 Issue and, by way of example, may include back-up procedures or the identification of alternative suppliers, where practical. Each of the Company's business units has developed, and has validated, its contingency plans. These plans are reviewed regularly and updated. Many of the functions performed by the products and systems used by the Company, which operate automatically, can be performed manually. Consequently, in the event these products or systems experience isolated failures as a result of the Year 2000 problem, the disruption caused by such isolated failures should not have a material adverse effect on the Company. There can be no assurances, however, that any of the Company's contingency plans will be sufficient to anticipate or address all of the problems or issues that may arise.

         The Company established a two-year budget for 1998 and 1999 of approximately $20.9 million, including capital expenditures, to address the Year 2000 Issue. This budget includes approximately $5.3 million to cover the costs associated with diverted personnel. Of the total budget, the Company has allocated approximately $9.5 million for contingencies. Based on current information, the Company believes that the budget will be sufficient to cover its expenditures associated with the Year 2000 Issue. As of June 30, 1999, exclusive of costs associated with diverted personnel, the Company has spent approximately $7.0 million in operating expenses and approximately $1.0 million in capital expenditures. Funding for the project is being provided out of operating revenues. The Company notes that GAAP generally requires that the costs of becoming Year 2000 compliant, including without limitation modifying computer software or converting to new programs, be charged to expense as they are incurred. Therefore, except for the cost of replacement systems or other items that have a future use, the Company will expense the cost of the Year 2000 project as incurred. The Company has deferred development on selected business systems due to Year 2000 priorities. These deferrals are not expected to have a material effect on the financial condition and results of operations of the Company.

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

      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On June 30, 1998, purported shareholders of the Company who are represented by a group of law firms filed a putative class action complaint against the Company and several of its current and former officers and directors in the United States District Court for the Eastern District of Pennsylvania. A second, similar complaint was filed in the same court a few days later by a different group of law firms. Both complaints allege that the Company made misrepresentations in certain of its public filings and statements in violation of the Securities Exchange Act of 1934. The complaints seek damages of an unspecified amount. On July 10, 1998, the complaints, which had previously been consolidated, were dismissed by the Court for failing to state a claim. The plaintiffs determined not to attempt to amend their complaints. Rather, they appealed the District Court's decision to the United States Courts of Appeals for the Third Circuit, which court, on June 17, 1999, affirmed the District Court.

       On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against the Company and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which the Company denies, center around Fleet's assertions that the Company has failed to complete certain post-closing adjustments to the value of the assets and liabilities the Company contributed to the LLC in connection with the Fleet Transaction. Fleet seeks damages of approximately $141 million. The Company has filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that the Company contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities the Company has already assumed. The Company also has filed a countercomplaint against Fleet for approximately $101 million in damages the Company believes have been caused by certain actions of Fleet following closing of the Fleet Transaction. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on the financial position or future operating results of the Company.

       On or about March 26, 1999, a complaint was filed by John Uphaus, individually and on behalf of a class, against Household Bank (Nevada) N.A. ("Household") and Advanta National Bank in the United States District Court for the Northern District of Illinois. Uphaus alleges that he had a credit card account with Household, which account was purchased by Advanta National Bank. He further alleges that the annual percentage rate on a portion of his account was increased in a manner contrary to the promotional material he received. The Company's preliminary investigation suggests that if a change in interest rate took place, as alleged by Uphaus, that change occurred after the contribution of the Company's consumer credit card portfolio,and it was made by Fleet Credit Card LLC. In any event, Fleet Credit Card LLC is obligated to defend and indemnify the Company pursuant to the Contribution Agreement and the Licensing Agreement between the parties. Advanta National Bank's response to this complaint was filed with the court on June 21, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits - The following exhibits are being filed with this report on Form 10-Q.


EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT

12    Consolidated Computation of Ratio of  Earnings to Fixed Charges.

27       Financial  data  schedule.

         (b)      Reports on Form 8-K

         (b)(1) A Current Report on Form 8-K, dated May 3, 1999, was filed by the Company setting forth the financial highlights of the Company's results of operations for the three months ended March 31, 1999.

      SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Advanta Corp.
       (Registrant)

August 13, 1999      By /s/Philip M. Browne
                        -------------------
          Senior Vice President and
          Chief Financial Officer

August 13, 1999      By /s/James L. Shreero
                        -------------------
          Vice President and
          Chief Accounting Officer

         EXHIBIT INDEX

EXHIBIT   DESCRIPTION

12   Consolidated Computation of Ratio of Earnings to Fixed Charges


27   Financial Data Schedule