Form 10-Q
period 1999-09-30
ADVANTA CORP
filed 1999-11-12
CIK 96638

                                    Form 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

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


          Class A                      Outstanding at November 3, 1999
Common Stock, $.01 par value                   10,465,888 shares

          Class B                      Outstanding at November 3, 1999
Common Stock, $.01 par value                   18,040,337 shares

                                TABLE OF CONTENTS


                                                                 PAGE
PART I-   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets                    3
          Consolidated Condensed Income Statements                 4
          Consolidated Condensed Statements of Changes in
            Stockholders' Equity                                 5-6
          Consolidated Statements of Cash Flows                    7
          Notes to Consolidated Condensed Financial Statements     8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   20

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                     40

PART II   OTHER INFORMATION                                       41

ITEM 1.   FINANCIAL STATEMENTS

                         ADVANTA CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      1999             1998
-----------------------------------------------------------------------------------------------
ASSETS                                                            (UNAUDITED)
Cash                                                             $    19,084        $    16,267
Federal funds sold                                                   371,000            267,400
Restricted interest-bearing deposits                                  81,767             80,028
Trading investments                                                        0            501,563
Investments available for sale                                       952,908            521,410
Subordinated trust assets                                            382,928            291,942
Loan and lease receivables, net:
  Held for sale                                                      473,928            527,644
  Other                                                              463,872            579,783
                                                                 -----------        -----------
Total loan and lease receivables, net                                937,800          1,107,427
Retained interest-only strip                                         157,093            209,096
Premises and equipment(at cost, less accumulated
 depreciation of $50,077 in 1999 and $38,377 in 1998)                 87,236             84,396
Other assets                                                         535,778            641,891
                                                                 -----------        -----------
TOTAL ASSETS                                                     $ 3,525,594        $ 3,721,420
                                                                 -----------        -----------
LIABILITIES
Deposits:
  Noninterest-bearing                                            $    10,923        $     4,324
  Interest-bearing                                                 1,693,253          1,745,466
                                                                 -----------        -----------
Total deposits                                                     1,704,176          1,749,790
Long-term debt                                                       849,815          1,030,147
Other borrowings                                                      10,581             36,301
Other liabilities                                                    283,798            244,878
                                                                 -----------        -----------
TOTAL LIABILITIES                                                  2,848,370          3,061,116
                                                                 -----------        -----------

Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of the Company                              100,000            100,000

STOCKHOLDERS' EQUITY

Class A preferred stock, $1,000 par value:
 Authorized, issued and outstanding - 1,010
 shares in 1999 and 1998                                               1,010              1,010
Class B preferred stock, $.01 par value:
 Issued and outstanding- 0 shares in 1999,
 14,211 shares in 1998                                                     0                  0
Class A voting common stock, $.01 par value:
 Authorized - 214,500,000 shares; Issued - 10,465,883
 shares in 1999, and 10,375,489 shares in 1998                           105                104
Class B non-voting common stock, $.01 par value;
 Authorized - 230,000,000 shares; Issued - 17,997,755
 shares in 1999, and 16,294,825 in 1998                                  180                163
Additional paid-in capital                                           229,825            229,304
Deferred compensation                                                (14,732)           (17,214)
Unearned ESOP shares                                                 (12,237)           (12,550)
Accumulated other comprehensive loss                                  (7,667)               (91)
Retained earnings                                                    407,209            382,092
 Less: Treasury stock at cost, 405,000 Class A and 972,768
  Class B common shares in 1999 and 55,000 Class A and
  972,768 Class B common shares in 1998                              (26,469)           (22,514)
                                                                 -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                           577,224            560,304
                                                                 -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 3,525,594        $ 3,721,420
                                                                 -----------        -----------


See Notes to Consolidated Condensed Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                       1999               1998             1999             1998
-------------------------------------------------------------------------------------------------------------------
                                                             (UNAUDITED)                         (UNAUDITED)
REVENUES:
Gain on sale of receivables, net                  $    51,360       $    50,489       $   127,245       $   112,699
Interest income                                        61,185            56,539           185,700           189,826
Servicing revenues                                     29,548            26,604            86,835           104,812
Consumer credit card
  securitization income                                     0                 0                 0            64,796
Gain on transfer of consumer
  credit card business                                      0                 0                 0           541,288
Other revenues, net                                    18,650            13,650            76,270            28,081
-------------------------------------------------------------------------------------------------------------------
  TOTAL REVENUES                                      160,743           147,282           476,050         1,041,502
-------------------------------------------------------------------------------------------------------------------
EXPENSES:
Salaries and employee benefits                         44,951            41,908           133,795           136,822
Other operating expenses                               37,751            36,111           117,519           150,523
Interest expense                                       41,935            39,165           128,529           142,935
Provision for credit losses                            10,452             6,414            28,007            47,221
Minority interest in income of
  consolidated subsidiary                               2,220             2,220             6,660             6,660
Unusual charges                                             0                 0             6,713           125,072
-------------------------------------------------------------------------------------------------------------------
  TOTAL EXPENSES                                      137,309           125,818           421,223           609,233
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                             23,434            21,464            54,827           432,269
Income tax expense (benefit)                            9,256             6,439            21,564           (11,013)
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                        $    14,178       $    15,025       $    33,263       $   443,282
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share
  Class A                                         $       .56       $       .57       $      1.28       $     15.77
  Class B                                                 .57               .58              1.33             15.82
  Combined                                                .57               .58              1.31             15.80
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share
  Class A                                         $       .54       $       .56       $      1.26       $     14.87
  Class B                                                 .56               .58              1.31             14.89
  Combined                                                .55               .58              1.30             14.88
-------------------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding
  Class A                                               8,984            10,316             9,078            11,780
  Class B                                              14,429            14,166            14,143            16,100
  Combined                                             23,413            24,482            23,221            27,880
-------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding
  Class A                                               9,030            10,320             9,110            11,790
  Class B                                              14,960            14,194            14,410            17,986
  Combined                                             23,990            24,514            23,520            29,776
-------------------------------------------------------------------------------------------------------------------
Cash dividends declared
  Class A                                         $      .063       $      .063       $      .187       $      .187
  Class B                                                .076              .076              .227              .227
-------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Condensed Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) ($ IN THOUSANDS)


                                                                  CLASS A       CLASS B       CLASS A       CLASS B      ADDITIONAL
                                              COMPREHENSIVE      PREFERRED     PREFERRED      COMMON        COMMON        PAID-IN
                                                  INCOME           STOCK         STOCK         STOCK         STOCK        CAPITAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1997                                            $1,010            $0           $182         $266       $379,543
Net income                                         $447,880
Other comprehensive income
 (loss):
  Foreign currency translation
   adjustment net of tax
   benefit (expense) of $109                           (202)
  Change in unrealized
   appreciation (depreciation)
   of investments, net of tax
   benefit (expense) of ($33)                            61
                                                  ---------
Comprehensive income                               $447,739
                                                   ========
Tender Offer                                                                                        (79)        (113)      (160,861)
Preferred and common
 cash dividends declared
Exercise of stock options                                                                             1            2          3,102
Issuance of stock:
 Dividend reinvestment                                                                                                           89
 Benefit plans                                                                                                    13         22,647
Amortization of deferred
 compensation
Termination benefit-
 Benefit plans                                                                                                    (5)       (15,214)
Stock buyback
ESOP stock purchase
ESOP shares committed to be
 released                                                                                                                        (2)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1998                                            $1,010            $0           $104         $163       $229,304
------------------------------------------------------------------------------------------------------------------------------------
Net income                                          $33,263
Other comprehensive income
 (loss):
  Change in unrealized
   appreciation (depreciation)
   of investments, net of tax
   benefit (expense) of $4,080                       (7,576)
                                                    --------
Comprehensive income                                $25,687
                                                    =======
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                                        20
Issuance of stock:
 Dividend reinvestment
 Benefit plans                                                                                        1            6          7,476
Conversion of Class B
 Preferred Stock                                                                                                  14            (14)
Amortization of deferred
 compensation
Termination benefit-
 Benefit plans                                                                                                    (3)        (7,036)
Stock buyback
ESOP shares committed to be
 released                                                                                                                        75
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                                       $1,010            $0           $105         $180       $229,825
------------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Condensed Financial Statements

($ IN THOUSANDS)


                                                  DEFERRED          ACCUMULATED
                                                COMPENSATION           OTHER                                              TOTAL
                                                 & UNEARNED        COMPREHENSIVE      RETAINED        TREASURY        STOCKHOLDERS'
                                                 ESOP SHARES       INCOME (LOSS)      EARNINGS          STOCK             EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1997                            $(25,353)         $     50         $585,659          $(14,407)        $926,950
Net income                                                                              447,880                            447,880
Other comprehensive income
 (loss):
  Foreign currency translation
   adjustment net of tax
   benefit (expense) of $109                                              (202)                                               (202)
  Change in unrealized
   appreciation (depreciation)
   of investments, net of tax
   benefit (expense) of ($33)                                               61                                                  61
Comprehensive income
Tender Offer                                                                           (640,553)                          (801,606)
Preferred and common
 cash dividends declared                                                                (10,894)                           (10,894)
Exercise of stock options                                                                                                    3,105
Issuance of stock:
 Dividend reinvestment                                                                                                          89
 Benefit plans                                       (20,605)                                                                2,055
Amortization of deferred
 compensation                                          8,193                                                                 8,193
Termination benefit-
 Benefit plans                                        20,551                                               (3,558)           1,774
Stock buyback                                                                                              (4,549)          (4,549)
ESOP stock purchase                                  (12,569)                                                              (12,569)
ESOP shares committed to be
 released                                                 19                                                                    17
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1998                            $(29,764)          $   (91)        $382,092          $(22,514)        $560,304
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                               33,263                             33,263
Other comprehensive income
 (loss):
  Change in unrealized
   appreciation (depreciation)
   of investments, net of tax
   benefit (expense) of $4,080                                          (7,576)                                             (7,576)
Comprehensive income
Preferred and common
 cash dividends declared                                                                 (8,146)                            (8,146)
Exercise of stock options                                                                                                       20
Issuance of stock:
 Dividend reinvestment                                                                                                           0
 Benefit plans                                        (7,483)                                                                    0
Conversion of Class B
 Preferred Stock                                                                                                                 0
Amortization of deferred
 compensation                                          2,926                                                                 2,926
Termination benefit-
 Benefit plans                                         7,039                                                                     0
Stock buyback                                                                                              (3,955)          (3,955)
ESOP shares committed to be
 released                                                313                                                                   388
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                       $(26,969)          $(7,667)        $407,209          $(26,469)        $577,224
-----------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Condensed Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    NINE MONTHS ENDED
($ IN THOUSANDS)                                                                                      SEPTEMBER 30,
                                                                                                1999                   1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (UNAUDITED)
OPERATING ACTIVITIES
Net income                                                                                   $    33,263           $   443,282
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Equity securities (gains) losses                                                               (29,781)               42,470
  Noncash charges associated with exit of auto
    finance business                                                                              16,900                     0
  Depreciation and amortization                                                                   13,754                15,797
  Provision for credit losses, excluding auto                                                     23,107                47,219
  Gain on transfer of consumer credit card business                                                    0              (541,288)
  Noncash expense associated with unusual charges                                                      0                25,539
  Investment in subordinated trust assets, net                                                   (95,158)              (67,551)
  Proceeds from sale of trading investments                                                      185,042                     0
  Origination of loans and leases held for sale                                               (2,533,678)           (4,202,775)
  Proceeds from sales of loans and leases held for sale                                        2,831,799             5,085,744
  Change in other assets and other liabilities                                                    12,909               (50,696)
  Change in retained interest-only strip, excluding auto charge                                   44,175               (29,248)
 ----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                        502,332               768,493
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Change in federal funds sold and interest-
    bearing deposits                                                                            (105,339)             (206,538)
  Purchase of investments available for sale                                                 (12,160,787)          (42,261,460)
  Proceeds from sales of investments available for sale                                          621,660             1,226,360
  Proceeds from maturing investments available for sale                                       11,451,104            41,500,657
  Purchase of loan and lease portfolios                                                                0               (23,136)
  Principal collected on Advanta Mortgage loans and
    leases not held for sale                                                                     125,649               105,476
  Origination of Advanta Mortgage loans and leases
    not held for sale                                                                           (143,191)             (499,763)
  Change in business card receivables and other loans
    not held for sale, excluding sales                                                            (8,493)              (18,851)
  Change in consumer card receivables not held for sale,
    excluding sales/transfers                                                                          0              (121,845)
  Purchases of premises and equipment, net                                                       (16,371)              (30,502)
-----------------------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                          (235,768)             (329,602)
-----------------------------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES
  Change in demand and savings deposits                                                           97,015              (379,914)
  Proceeds from sales of time deposits                                                           539,584             1,143,128
  Payments for maturing time deposits                                                           (682,213)             (403,256)
  Proceeds from issuance of long-term debt                                                        83,452                18,584
  Payments on redemption of long-term debt                                                      (270,987)             (239,840)
  Change in warehouse facility borrowings                                                        (18,517)                3,857
  Change in notes payable                                                                              0               216,058
  Stock Tender Offer                                                                                   0              (801,606)
  Stock buy back                                                                                  (3,955)               (6,380)
  Proceeds from issuance of stock                                                                     20                 5,244
  Cash dividends paid                                                                             (8,146)               (8,231)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                           (263,747)             (452,356)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                                    2,817               (13,465)
Cash at beginning of period                                                                       16,267                27,736
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                        $    19,084           $    14,271
-----------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Condensed Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 1) BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by Advanta Corp. (collectively with its subsidiaries, "Advanta" or "the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Advanta has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. See Notes 8 and 13 related to unusual transactions during the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in Advanta's latest annual report on Form 10-K. The results of operations through February 20, 1998 include the results of operations of Advanta's consumer credit card business (see Note 8). The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

NOTE 2) RECENT ACCOUNTING PRONOUNCEMENTS

The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" in March 1998. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and specifies that direct costs incurred when developing computer software for internal use should be capitalized once certain capitalization criteria are met. Advanta adopted this SOP on January 1, 1999. The adoption of SOP 98-1 did not have a material effect on Advanta's financial statements.

       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively.

Advanta will adopt SFAS No. 133 effective January 1, 2001. Advanta anticipates that the adoption of SFAS No. 133 will not have a material effect on the results of operations.

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Prior to the issuance of SFAS No. 134, Advanta was required to account for resulting mortgage-backed securities or other retained interests as trading securities. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Advanta adopted SFAS No. 134 on January 1, 1999, and reclassified approximately $315 million of retained mortgage-backed securities related to mortgage loan securitizations from trading to available-for-sale securities based on Advanta's intent with respect to these securities. Advanta continues to classify its retained interest-only strips and subordinated trust assets from mortgage loan securitizations as trading securities. The adoption of SFAS No. 134 did not have a material effect on Advanta's financial statements.

NOTE 3) RETAINED INTEREST-ONLY STRIP, CONTRACTUAL MORTGAGE SERVICING RIGHTS AND SUBORDINATED TRUST ASSETS

The following reflects activity in the Advanta Mortgage retained interest-only ("IO") strip and contractual mortgage servicing rights ("CMSR"):


                                            NINE MONTHS           YEAR
                                               ENDED             ENDED
                                           SEPTEMBER 30,      DECEMBER 31,
                                               1999               1998
                                           -------------      ------------
Beginning balance IO Strip                   $ 209,096        $ 183,306
Beginning balance CMSR                       $  74,425        $  24,546

  IO activity:
   Retained IO on sales, net                    51,764          181,425
   Interest income                              15,934           21,674
   Cash received and used to acquire
      subordinated trust assets                (87,393)         (96,455)
   Cash released to Advanta                    (25,760)         (29,874)
   Fair value adjustments                            0          (50,980)
   Fair value adjustment related to
      auto exit                                 (7,828)               0
   Other                                         1,280                0

  CMSR activity:
   Servicing rights retained                    45,771           71,131
   Amortization, net                           (28,216)         (12,977)
   Valuation provision                          (3,522)          (8,275)

Ending Balance IO Strip                      $ 157,093        $ 209,096
Ending Balance CMSR                          $  88,458        $  74,425
                                             =========        =========



         In the first quarter of 1999, Advanta reclassified $25.3 million from IO strip to CMSR. In the second quarter of 1999, Advanta reclassified from IO strip, $10.7 million as subordinated trust assets and $3.6 million as Due from Trustee, as these amounts had already been collected by the Trust. There was no earnings impact from these reclassifications. The 1998 balances have been reclassified to conform to this presentation.

The following table presents activity in subordinated trust assets related to Advanta Mortgage loan securitizations:

                                                   NINE MONTHS            YEAR
                                                      ENDED              ENDED
                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       1999               1998
                                                   ------------       ------------
Beginning balance                                  $ 291,942          $ 178,469
   Initial collateral deposits                        35,050             38,907
   Subordinated trust assets acquired
    with excess cash flows                            87,393             96,455
   Interest earned                                    19,172             10,270
   Valuation adjustment related to
    auto loans                                        (4,172)                 0
   Excess cash flows released
    to Advanta                                       (46,041)           (46,141)
   Net change in subordinated trust
    assets associated with off-
    balance sheet warehouse
    facilities                                          (416)            13,982
                                                   ---------          ---------
Ending Balance                                     $ 382,928          $ 291,942
                                                   =========          =========


NOTE 4) LOAN AND LEASE RECEIVABLES

Loan and lease receivables on the balance sheet, including those held for sale, consisted of the following:

                                                   SEPTEMBER 30,      DEC. 31,
                                                       1999              1998
                                                  --------------     -----------
   Advanta Mortgage loans                         $   625,350        $   829,819
   Business cards                                     191,051            150,022
   Leases                                             129,080            122,657
   Other loans                                         17,478             17,862
                                                  -----------        -----------
          Gross loan and lease receivables            962,959          1,120,360
                                                  -----------        -----------
   Add: Unamortized purchase premiums and
     deferred origination costs,
     net of deferred fees                              10,169             20,504
   Less: Allowance for credit losses
     Advanta Mortgage loans                           (16,480)           (20,092)
     Leases                                            (3,368)            (2,695)
     Business cards                                   (10,784)            (6,916)
     Other loans                                       (4,696)            (3,734)
                                                  -----------        -----------
          Total allowance for credit losses           (35,328)           (33,437)
                                                  -----------        -----------
   Net loan and lease receivables                 $   937,800        $ 1,107,427
                                                  -----------        -----------


Receivables sold and now serviced for others consist of the following:


                                                SEPTEMBER 30,          DEC. 31,
                                                    1999                 1998
                                                ------------          ----------
   Advanta Mortgage loans                        $7,736,595           $7,447,502
   Business cards                                   738,958              664,712
   Leases                                           651,573              547,583
                                                 ----------           ----------
          Total                                  $9,127,126           $8,659,797
                                                 ----------           ----------


         "Advanta Mortgage loans" include mortgage and auto loans and exclude mortgage loans which were never owned by Advanta, but which Advanta services for a fee ("contract servicing" or "subservicing"). Contract servicing receivables were $10.5 billion at September 30, 1999, and $8.3 billion at December 31, 1998.

NOTE 5) ALLOWANCE FOR CREDIT LOSSES

         The following table shows the changes in the allowance for credit losses for the periods presented:


                                                 NINE MONTHS            YEAR
                                                    ENDED               ENDED
                                                 SEPTEMBER 30,         DEC. 31,
                                                     1999                1998
                                                 -------------        ----------
Beginning balance                                 $  33,437           $ 137,773
Provision for credit losses                          28,007              67,193
Allowance on receivables sold                        (6,690)           (118,420)
Gross charge-offs:
    Advanta Mortgage loans                          (12,039)            (14,313)
    Business cards                                   (8,735)            (11,126)
    Leases                                           (2,949)             (4,992)
    Consumer credit cards                                 0             (30,999)
    Other loans                                         (38)                  0
                                                  ---------           ---------
  Total gross charge-offs                           (23,761)            (61,430)
Recoveries:
    Advanta Mortgage loans                            2,239               3,007
    Business cards                                      861               1,093
    Leases                                            1,228               1,501
    Consumer credit cards                                 0               2,719
    Other loans                                           7                   1
                                                  ---------           ---------
  Total recoveries                                    4,335               8,321
Net charge-offs                                     (19,426)            (53,109)

Ending Balance                                    $  35,328           $  33,437
                                                  =========           =========


NOTE 6) SELECTED BALANCE SHEET INFORMATION

                                                     SEPTEMBER 30,     DEC. 31,
OTHER ASSETS                                             1999             1998
                                                     ------------      --------
Contractual mortgage servicing rights                  $ 88,458         $ 74,425
Current and deferred income taxes, net                   51,687           31,243
Goodwill                                                  3,392            3,600
Other real estate (A)                                     8,342            6,622
Other                                                   383,899          526,001
                                                       --------         --------
         TOTAL OTHER ASSETS                            $535,778         $641,891
                                                       --------         --------


(A) Carried at the lower of cost or fair market value less selling costs.


                                                      SEPTEMBER 30,     DEC. 31,
OTHER LIABILITIES                                        1999             1998
                                                     ------------      --------
Accounts payable and accrued expenses                  $ 83,326         $ 66,852
Accrued interest payable                                 66,003           38,035
Current and deferred income taxes                             0            2,445
Other                                                   134,469          137,546
                                                       --------         --------
         TOTAL OTHER LIABILITIES                       $283,798         $244,878
                                                       --------         --------

NOTE 7) LONG-TERM DEBT

Long-term debt consists of borrowings having an original maturity of over one year. The composition of long-term debt at September 30, 1999 and December 31, 1998, was as follows:

                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                             1999             1998
-------------------------------------------------------------------------------------------------------
SENIOR DEBT
12 month senior notes (7.33%-9.03%)                                       $   74,836       $   48,948
18 month senior notes (8.57%-8.76%)                                            6,561            6,565
24 month senior notes (7.14%-9.03%)                                           42,711           32,360
30 month senior notes (7.23%-8.89%)                                           13,344           13,609
48 month senior notes (9.08%)                                                  8,617            8,454
60 month senior notes (9.53%)                                                 26,537           20,779
Value notes, fixed (6.85%-7.85%)                                               8,808            9,300
Medium-term notes, fixed (6.41%-8.36%)                                       560,150          703,460
Medium-term notes, floating                                                   67,400          163,000
Medium-term bank notes, fixed (6.45%-7.12%)                                    7,344            7,338
Other senior notes (4.60%-11.34%)                                             32,588           14,844
-------------------------------------------------------------------------------------------------------
Total senior debt                                                            848,896        1,028,657
Subordinated notes (6.54%-11.34%)                                                919            1,490
-------------------------------------------------------------------------------------------------------

Total long-term debt                                                      $  849,815       $1,030,147
=======================================================================================================


       Advanta has priced its floating rate medium-term notes based on a spread over LIBOR. At September 30, 1999, the rates on these notes varied from 5.28% to 5.71%. At September 30, 1999 and December 31, 1998, Advanta used derivative financial instruments to effectively convert certain fixed rate debt to a LIBOR based variable rate.

NOTE 8) DISPOSITION OF CONSUMER CREDIT CARD ASSETS

In accordance with the terms of the Contribution Agreement, dated as of October 28, 1997, as amended February 20, 1998, by and between Advanta and Fleet Financial Group, Inc. ("Fleet"), Advanta and certain of its subsidiaries and Fleet and certain of its subsidiaries each contributed certain assets and liabilities of their respective consumer credit card businesses to Fleet Credit Card LLC (the "LLC") in exchange for an ownership interest in the LLC (the "Fleet Transaction"). Subsequent to February 20, 1998, Fleet Credit Card Services LP became the successor in interest to the LLC. References to the LLC include its successor in interest Fleet Credit Card Services LP. Advanta recognized a gain on the transfer of the consumer credit card business representing the excess of liabilities transferred to the LLC over the net basis of the assets transferred. The gain also included Advanta's ownership interest in the LLC. The gain on the transfer was not subject to income tax and no tax provision was recorded. As further described in Note 15, Advanta and Fleet are parties to a lawsuit concerning disputes regarding the final determination of the transferred assets and liabilities. It is possible that the outcome of the litigation will result in an increase or decrease to the gain recorded.

         Concurrently with the Fleet Transaction, Advanta purchased 7,882,750 shares of its Class A Common Stock, 12,482,850 of its Class B Common Stock, each at $40 per share net, and 1,078,930 of its depositary shares each representing one one-hundredth interest in a share of 6 3/4% Convertible Class B Preferred Stock, Series 1995 at $32.80 per share net, through an issuer tender offer (the "Tender Offer") which was completed on February 20, 1998.

NOTE 9) CAPITAL STOCK

On September 15, 1999, 1.4 million of outstanding depositary shares, each representing a one-hundredth interest in a share of Stock Appreciation Income Linked Securities ("SAILS"), mandatorily converted into 1.4 million shares of Class B Common Stock. The SAILS constituted a series of the Company's Class B Preferred Stock, designated as 6 3/4% Convertible Class B Preferred Stock, Series 1995.

         During the third quarter of 1998, the Board of Directors authorized the repurchase of up to 2.5 million shares of Advanta's Class A and Class B Common Stock and the formation of an Employee Stock Ownership Plan ("ESOP"). Through September 30, 1999, Advanta had purchased 445,600 shares of Class B Common Stock and 1,405,000 shares of Class A Common Stock at a total cost of $21.1 million. Of the total shares purchased, 1,000,000 shares of Class A Common Stock were purchased for Advanta's ESOP.

NOTE 10) SEGMENT INFORMATION

Advanta adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective January 1, 1998. SFAS 131 establishes revised standards for public companies related to the reporting of financial and descriptive information about their operating segments in financial statements. Advanta has three reportable segments as of September 30, 1999: Advanta Mortgage, Advanta Leasing Services and Advanta Business Cards. Each of these business segments has separate management teams and infrastructures that offer different products and services. Through February 20, 1998, Advanta also had a fourth reportable segment, Advanta Personal Payment Services.

         Advanta changed its reportable segments subsequent to December 31, 1998. Management considers Advanta Leasing Services and Advanta Business Cards separate segments due to the development of separate management teams and infrastructures in each unit, whereas at December 31, 1998, they were considered one combined segment, Advanta Business Services. Advanta has restated the corresponding items of segment information for earlier periods.

         Advanta Mortgage is engaged in nonconforming home equity lending directly to consumers or through brokers and other originators. This business unit originates, purchases, securitizes and services nonconforming credit first and second lien mortgage loans and home equity lines of credit, directly through subsidiaries of Advanta. In addition to servicing and managing the loans it originates, Advanta Mortgage contracts with third parties to service their home equity loans on a subservicing basis.

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

         Prior to the Fleet Transaction, Advanta offered consumer credit cards through Advanta Personal Payment Services. This business segment issued consumer credit cards nationwide using direct marketing techniques. As of February 20, 1998, this segment had no operations, and the activity below reflects operations through that date.

         The accounting policies of the segments are the same as those followed by Advanta. Advanta evaluates performance based largely on the net income of the respective business units.


                                                                              ADVANTA
                                               ADVANTA           ADVANTA      PERSONAL
THREE MONTHS ENDED           ADVANTA           BUSINESS          LEASING      PAYMENT
   SEPTEMBER 30,             MORTGAGE            CARDS           SERVICES     SERVICES      OTHER (1)             TOTAL
------------------------------------------------------------------------------------------------------------------------
1999
Noninterest revenues       $    66,076       $    20,509       $    10,320       $  --    $     2,653        $    99,558
Interest revenue                28,239            12,428             3,023          --         17,495             61,185
Interest expense                21,581             4,906             2,719          --         12,729             41,935
Net income (loss)                7,900             5,965             1,085          --           (772)            14,178

Average managed
 Receivables                 8,389,792           906,032           741,571          --         17,322         10,054,717
------------------------------------------------------------------------------------------------------------------------
1998
Noninterest revenues       $    65,780       $    14,541       $     9,598       $  --    $       824        $    90,743
Interest revenue                33,601             5,822             3,066          --         14,050             56,539
Interest expense                20,828             2,348             2,521          --         13,468             39,165
Net income (loss)               10,119             4,345               745          --           (184)            15,025

Average managed
 receivables                 7,125,403           768,348           611,847          --         17,704          8,523,302
------------------------------------------------------------------------------------------------------------------------


                                                                                   ADVANTA
                                                ADVANTA          ADVANTA           PERSONAL
NINE MONTHS ENDED             ADVANTA           BUSINESS         LEASING           PAYMENT
  SEPTEMBER 30,               MORTGAGE           CARDS           SERVICES          SERVICES        OTHER (1)           TOTAL
------------------------------------------------------------------------------------------------------------------------------
1999
Noninterest revenues        $   180,728      $    56,871       $    32,492       $    --        $    20,259        $   290,350
Interest revenue                101,216           25,576             8,199            --             50,709            185,700
Interest expense                 67,008           10,045             8,060            --             43,416            128,529
Unusual charges                      --               --                --            --              6,713              6,713
Net income (loss)                15,256           15,493             3,417            --               (903)            33,263

Average managed
 Receivables                  8,370,460          865,510           699,551            --             17,385          9,952,906
------------------------------------------------------------------------------------------------------------------------------

1998
Noninterest revenues        $   161,389      $    36,008       $    26,316       $    83,966    $     2,709        $   310,388
Interest revenue                 89,091           16,675            10,388            23,465         50,207            189,826
Interest expense                 52,697            7,740             8,259            33,352         40,887            142,935
Gain on transfer of
 consumer card business              --               --                --           541,288             --            541,288
Unusual charges                      --               --                --           125,072             --            125,072
Net income                       22,389            7,382               897           412,452            162            443,282

Average managed
 receivables                  6,334,967          729,018           599,358         2,468,241         15,001         10,146,585
------------------------------------------------------------------------------------------------------------------------------


(1) Other includes insurance operations, venture capital operations, assets not attributable to other segments, and costs associated with exiting the auto finance business in 1999.

NOTE 11) NET INTEREST INCOME

The following table presents the components of net interest income:


                                                              THREE MONTHS                            NINE MONTHS
                                                            ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                         1999                1998                 1999            1998
------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans and leases                                    $ 32,152            $ 30,892             $ 89,380       $ 105,215
   Investments                                           28,014              20,710               80,386          68,730
   Interest component of previously
      discounted cash flows                               1,019               4,937               15,934          15,881
                                                         ------              ------              -------         -------
Total interest income                                    61,185              56,539              185,700         189,826
Interest expense:
   Deposits                                              25,503              14,014               79,098          62,747
   Debt and other borrowings                             16,432              25,151               49,431          80,188
                                                         ------              ------              -------         -------
Total interest expense                                   41,935              39,165              128,529         142,935
------------------------------------------------------------------------------------------------------------------------
Net interest income                                      19,250              17,374               57,171          46,891
Less: Provision for credit losses                       (10,452)             (6,414)             (28,007)        (47,221)
------------------------------------------------------------------------------------------------------------------------
Net interest after
   provision for credit losses                          $ 8,798            $ 10,960             $ 29,164        $   (330)
------------------------------------------------------------------------------------------------------------------------


NOTE 12) INCOME TAX EXPENSE

Income tax expense is based on the estimated annual effective tax rate of 39.5% for the three months ended September 30, 1999, compared to a 30.0% tax rate for the comparable 1998 period.

Income tax expense (benefit) consisted of the following:


                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                      SEPTEMBER 30,                            SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------------
                                                  1999            1998                   1999                1998
--------------------------------------------------------------------------------------------------------------------
         Current:
           Federal                              $ 5,000         $ 24,216                $ 15,000           $(45,651)
           State                                   (747)           1,937                   1,548              8,566
--------------------------------------------------------------------------------------------------------------------
         Total current                            4,253           26,153                  16,548            (37,085)
--------------------------------------------------------------------------------------------------------------------
         Deferred:
           Federal                                3,012          (19,843)                  4,025             26,526
           State                                  1,991              129                     991               (454)
--------------------------------------------------------------------------------------------------------------------
         Total deferred                           5,003          (19,714)                  5,016             26,072
--------------------------------------------------------------------------------------------------------------------
         Total tax expense
           (benefit)                            $ 9,256         $  6,439                $ 21,564           $(11,013)
--------------------------------------------------------------------------------------------------------------------

The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:


                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------------------
                                                           1999              1998                  1999            1998
-------------------------------------------------------------------------------------------------------------------------
         Statutory federal
           income tax                                    $ 8,202           $ 7,512              $ 19,189       $ 151,294
         State income taxes                                  808             1,343                 1,650           9,173
         Insurance program income                              0                13                     0          33,059
         Tax credits                                           0            (2,321)                    0          (6,963)
         Compensation limitation                              44                                     132           4,725
         Transfer of consumer
          credit card business
          (see Note 8)                                         0                 0                     0        (200,494)
         Non taxable investment income                      (144)             (153)                 (460)           (445)
         Other                                               346                45                 1,053          (1,362)
-------------------------------------------------------------------------------------------------------------------------
         Consolidated tax
          expense(benefit)                               $ 9,256           $ 6,439               $21,564       $ (11,013)
-------------------------------------------------------------------------------------------------------------------------


NOTE 13) UNUSUAL CHARGES

Employee costs associated with staff reductions

In the first quarter of 1999, Advanta recorded a $3.3 million charge for costs associated with staff reductions. These expenses included severance and outplacement costs associated with the consolidation of support functions.

Employee costs associated with Fleet Transaction/Tender Offer

In connection with the Fleet Transaction/Tender Offer in the first quarter of 1998 discussed in Note 8, Advanta made major organizational changes and incurred approximately $26.8 million of severance and related costs classified as employee costs associated with Fleet Transaction/Tender Offer. These expenses included severance and outplacement costs associated with the workforce reduction, option exercise and re-measurement costs, and other employee costs directly attributable to the Fleet Transaction/Tender Offer. Additionally, during the first quarter of 1998, Advanta incurred approximately $35.5 million of other compensation charges. This amount includes $21.3 million attributable to payments under change of control plans and $14.2 million associated with the execution of the Tender Offer.

Exited business/products

In the first quarter of 1999, Advanta recorded a $3.4 million charge for costs associated with exited businesses/products. The charges include severance and outplacement costs, and professional fees associated with exited businesses/products.

         In the first quarter of 1998, Advanta implemented a plan to exit certain businesses and product offerings not directly associated with its mortgage, leasing and business card units. In connection with this plan, contractual vendor commitments of approximately $10.0 million associated with discontinued development and other activities were accrued. Advanta has substantially completed the settlement of these contractual commitments.

         Advanta also has contractual commitments to certain customers and non-related financial institutions that are providing benefits to those customers, under a product that is no longer being offered and for which no future revenues or benefits will be received. In the first quarter of 1998,

Advanta recorded a charge of $22.8 million associated with this commitment, and an $8.3 million charge associated with the write-down of assets associated with this program. Advanta expects to pay a substantial portion of these costs over the next 24 months. The actions required to complete this plan include the settlement of contractual commitments and the payment of customer benefits.

       In connection with the Fleet Transaction/Tender Offer and the other exited business and product offerings in 1998, Advanta also incurred $11.5 million of related professional fees and $1.5 million of other expenses related to these plans.

Asset impairment/disposal

In connection with Advanta's plans to reduce corporate expenses and exit certain business and product offerings in the first quarter of 1998, Advanta identified certain assets for disposal and wrote off or wrote down the carrying costs of those assets to estimated realizable value, resulting in a charge of $8.7 million. These assets consisted principally of leasehold improvements and various other assets. Advanta has substantially completed the disposal of these assets.

The accrual for unusual charges at September 30, 1999 is comprised of the following:

                                                12/31/98                     CHARGED TO         9/30/99
                                                ACCRUAL         ACCRUED      ACCRUAL IN         ACCRUAL
                                                BALANCE         IN 1999         1999            BALANCE
-------------------------------------------------------------------------------------------------------
Employee costs associated with staff
     reductions                                $      0         $ 3,350        $ 2,399         $    951
Employee costs associated with Fleet
     Transaction/Tender Offer                     3,291               0            283            3,008
Expenses associated with exited
     business/products                           14,766           3,363          6,389           11,740
Asset impairment/disposal                           567               0              0              567
-------------------------------------------------------------------------------------------------------
     Total                                     $ 18,624         $ 6,713        $ 9,071         $ 16,266
=======================================================================================================

NOTE 14) EARNINGS PER SHARE

         The following table shows the calculation of basic earnings per share and diluted earnings per share.


----------------------------------------------------------------------------------------------------
                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
----------------------------------------------------------------------------------------------------
                                            1999             1998             1999             1998
----------------------------------------------------------------------------------------------------
Net income                              $  14,178        $  15,025        $  33,263        $ 443,282
 less: Preferred A dividends                    0                0             (141)            (141)
 less: Preferred B dividends                 (887)            (929)          (2,661)          (2,733)
----------------------------------------------------------------------------------------------------
Income available to common
  shareholders                          $  13,291        $  14,096        $  30,461        $ 440,408
 Less: Class A dividends declared            (567)            (653)          (1,789)          (1,961)
 Less: Class B dividends declared          (1,172)          (1,147)          (3,555)          (3,396)
----------------------------------------------------------------------------------------------------
Undistributed earnings                  $  11,552        $  12,296        $  25,117        $ 435,051
Basic shares
  Class A                                   8,984           10,316            9,078           11,780
  Class B                                  14,429           14,166           14,143           16,100
  Combined (2)                             23,413           24,482           23,221           27,880
Options A                                       1                4                1               10
Options B                                     294               28              187              108
AMIP A                                         45                0               31                0
AMIP B                                        237                0               80              156
Preferred B (1)                                 0                0                0            1,622
Diluted shares
  Class A                                   9,030           10,320            9,110           11,790
  Class B                                  14,960           14,194           14,410           17,986
  Combined (2)                             23,990           24,514           23,520           29,776
Basic earnings per share
  Class A                               $     .56        $     .57        $    1.28        $   15.77
  Class B                                     .57              .58             1.33            15.82
  Combined (2)                                .57              .58             1.31            15.80
Diluted earnings per share
  Class A                               $     .54        $     .56        $    1.26        $   14.87
  Class B                                     .56              .58             1.31            14.89
  Combined (2)                                .55              .58             1.30            14.88
----------------------------------------------------------------------------------------------------


(1) 14,211 shares of Advanta's Class B convertible preferred stock were outstanding but were not included in the computation of diluted earnings per share for the three or nine months ended September 30, 1999, or the three months ended September 30, 1998, because they were antidilutive for those periods. Each share of Class B convertible preferred stock was mandatorily converted into one share of Class B Common Stock effective September 15, 1999.

(2) Combined represents a weighted average of Class A and Class B earnings per share.

       Options to purchase 1.4 million and 1.6 million shares of Class B Common Stock were outstanding during the three and nine months ended September 30, 1999, respectively, but were not included in the computation of diluted EPS because the exercise price of the option was greater than or equal to the average market price of the common shares during the applicable period. Options to purchase 3.0 million and 2.2 million shares of Class B Common Stock were outstanding during the three and nine months ended September 30, 1998, respectively, but were not included in the computation of diluted EPS because the exercise price of the option was greater than or equal to the average market price of the common shares during the applicable period.

NOTE 15) CONTINGENCIES

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which Advanta denies, center around Fleet's assertions that Advanta has failed to complete certain post-closing adjustments to the value of the assets and liabilities Advanta contributed to the LLC in connection with the Fleet Transaction. Fleet seeks damages of approximately $141 million. Advanta has filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that Advanta contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities Advanta has already assumed. Advanta also has filed a countercomplaint against Fleet for approximately $101 million in damages Advanta believes have been caused by certain actions of Fleet following closing of the Fleet Transaction. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on the financial position or future operating results of Advanta.

       On or about March 26, 1999, a complaint was filed by John Uphaus, individually and on behalf of a class, against Household Bank (Nevada) N.A. ("Household") and Advanta National Bank in the United States District Court for the Northern District of Illinois. Uphaus alleges that he had a credit card account with Household, which account was purchased by Advanta National Bank. He further alleges that the annual percentage rate on a portion of his account was increased in a manner contrary to the promotional material he received. Advanta's preliminary investigation suggests that if a change in interest rate took place, as alleged by Uphaus, that change occurred after the contribution of Advanta's consumer credit card portfolio, and it was made by Fleet Credit Card LLC. In any event, Fleet Credit Card LLC is obligated to defend and indemnify Advanta pursuant to the Contribution Agreement and the Licensing Agreement between the parties. Advanta National Bank's response to this complaint was filed with the court on June 21, 1999.

         Advanta and its subsidiaries are involved in other legal proceedings, claims and litigation, including those arising in the ordinary course of business. Management believes that the aggregate liabilities, if any, resulting from those actions will not have a material adverse effect on the consolidated financial position or results of operations of Advanta. However, as the ultimate resolution of these proceedings is influenced by factors outside of Advanta's control, it is reasonably possible that Advanta's estimated liability under these proceedings may change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the quarter ended September 30, 1999, Advanta reported net income of $14.2 million or $.55 per combined common share, assuming dilution, compared to $12.3 million or $.49 per combined diluted common share for the quarter ended June 30, 1999, and $15.0 million or $.58 per combined diluted common share for the quarter ended September 30, 1998. In the three months ended September 30, 1999, revenues increased by $13.5 million and expenses increased by $11.5 million in comparison with the same period in 1998, both resulting from higher levels of average managed and serviced receivables. In addition, the tax provision increased by $2.8 million in the three months ended September 30, 1999 in comparison with the same period of 1998. Advanta's effective tax rate was lower in 1998 than in 1999 as a result of certain credits included in the 1998 estimated tax rate.

         For the nine months ended September 30, 1999, Advanta reported net income of $33.3 million or $1.30 per combined common share, assuming dilution, compared to $443.3 million or $14.88 per combined diluted common share for the same period of 1998. The earnings for the nine months ended September 30, 1999 include non-recurring charges, after tax, of $14.5 million that are principally related to Advanta's exit from the auto finance business and severance and outplacement associated with cost cutting initiatives implemented in the first quarter. In addition, Advanta recognized non-operating gains of $16.7 million, after tax, in the nine months ended September 30, 1999, in connection with an investment held by Advanta Partners LP, Advanta's private equity investment affiliate. The earnings for the nine months ended September 30, 1999 also include a reduction in Advanta's retained interest-only strip of $6.1 million, after tax, reflecting the adoption of more conservative fair value assumptions.

         Earnings reported for the nine months ended September 30, 1998 include the $541.3 million gain on the Fleet Transaction (see Note 8 to Consolidated Condensed Financial Statements), a $62.3 million pretax charge for severance and outplacement costs associated with workforce reduction, option exercises and other employee costs associated with the Fleet Transaction/Tender Offer, a $54.1 million pretax charge for expenses associated with exited businesses and products, $42.5 million of equity securities losses and an $8.7 million pretax charge for facility impairments.

         This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Significant risks and uncertainties include:
Advanta's managed net interest margin; the receivables volume; the timing of Advanta's securitizations; prepayment rates; the mix of account types and interest rate fluctuations; the level of delinquencies, customer bankruptcies and charge-offs; and the amount and rate of growth in Advanta's expenses. Earnings also may be significantly affected by factors that affect consumer debt, competitive pressures from other providers of financial services, the effects of governmental regulation, the amount and cost of financing available to Advanta and its subsidiaries, the difficulty or inability to securitize Advanta's receivables and the impact of the ratings of debt of Advanta and its subsidiaries. Additional risks that may affect Advanta's future performance are set forth elsewhere in this Quarterly Report on Form 10-Q and in Advanta's Annual Report on Form 10-K for the year ended December 31, 1998 and its other filings with the Securities and Exchange Commission.

ADVANTA MORTGAGE

OVERVIEW

Net income for Advanta Mortgage was $7.9 million for the quarter ended September 30, 1999, compared to net income of $10.1 million for the same period of 1998. The decrease in net income is the result of a decrease in revenues of $5.1 million and a higher tax provision of $.8 million, partially offset by a decrease in expenses of $3.7 million due to cost reduction measures implemented during 1999. Revenues have decreased due to lower volumes of receivable securitizations, as well as lower interest income resulting from a decrease in on-balance sheet mortgage loans and the timing of cash flows on the retained interest-only strip. The tax provision increased in 1999 in comparison with 1998, due to an increase in the overall effective tax rate of Advanta.

Net income for the nine months ended September 30, 1999 was $21.3 million, after excluding net of tax charges of $6.1 million associated with additional reserves recorded on Advanta's retained interest-only strip in the second quarter of 1999, as compared to $22.4 million in the nine months ended September 30, 1998. Pretax income increased by $3.2 million in the nine months ended September 30, 1999 in comparison with the same period of 1998 due to a decrease in expenses as a percentage of average managed receivables. The tax provision for the nine months ended September 30, 1999 increased by $4.3 million in comparison with the same period of the prior year due to an increase in the overall effective tax rate of Advanta.

GAIN ON SALE OF RECEIVABLES

Advanta Mortgage recognized gains of $40.1 million from the securitization and sale of $747 million of loans in the three months ended September 30, 1999, and recognized gains of $115.1 million from the securitization and sale of $2.1 billion of loans in the nine months ended September 30, 1999. Total Advanta Mortgage loan sales/securitization volume decreased 50.5% for the three months ended September 30, 1999, and 44.1% for the nine months ended September 30, 1999, as compared to the same periods in 1998. The decrease in sales/securitization volume resulted primarily from lower originations due to Advanta's focus on profitable loan growth over volume, as well as Advanta's decision to report income that is essentially equal to that of a portfolio lender. The gain, which represents 5.4% of the loans sold in the quarter ended September 30, 1999, is higher as a percentage of loans sold than the $59.8 million or 4.0% recognized in the third quarter of 1998. The gain recognized in the nine months ended September 30, 1999, represents 5.5% of loans sold, as compared to $148.1 million or 4.0% of loans sold in the same period of 1998. The increase in gain as a percentage of loans sold is primarily due to the higher proportion of loans sold during 1999 that were directly originated. The gain realized varies for each of Advanta Mortgage's products and origination channels. Typically, the gain realized from loans directly originated is higher than the gain from indirect origination channels. In the three months ended September 30, 1999, direct originations represented 65.0% of total originations, as compared to 31.2% in the same period of 1998. In the nine months ended September 30, 1999, direct originations represented 58.8% of total originations, as compared to 29.8% in the same period of 1998.

Gain on sale of receivables, net, in the nine months ended September 30, 1999, included a $10.0 million charge associated with additional reserves recorded on the retained interest-only strip that resulted from the adoption of more conservative fair value assumptions. There were no similar charges in the three months ended September 30, 1999. Gain on sale of receivables, net, included pretax charges of $17.3 million in the three months ended September 30, 1998, and $51.0 million in the nine months ending September 30, 1998, to adjust the retained interest-only strip to fair value, reflecting increases in prepayment speeds experienced during the periods.

SERVICING REVENUES

Servicing revenues were $24.8 million for the three months ended September 30, 1999, as compared to $22.0 million for the same period in 1998. For the nine months ended September 30, 1999, servicing revenues were $72.1 million as compared to $65.9 million for the nine months ended September 30, 1998. The increase in servicing revenues in both periods is due to an increase in average serviced receivables in comparison with the same periods of 1998.

PORTFOLIO LENDER ANALYSIS

In the fourth quarter of 1998, Advanta began to report income for Advanta Mortgage that is essentially equal to that of a portfolio lender, rather than the front-ended income typically reported through gain on sale accounting. Since gain on sale accounting is required under generally accepted accounting principles for securitizations structured as sales, Advanta intends to accomplish this by increasing its use of on-balance sheet funding and decreasing its degree of reliance on securitizations structured as sales over time. In this regard, Advanta began to analyze and evaluate Advanta Mortgage's financial results from a portfolio lender's perspective as well as under generally accepted accounting principles. The following tables present Advanta's reported results adjusted to approximate the results of a portfolio lender for the three and nine months ended September 30, 1999.


                                        THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                        Advanta
                                        Advanta                         Mortgage
                                       Mortgage                           as a
                                          As           Pro forma        Portfolio
                                       Reported       Adjustments        Lender
                                       ---------      -----------       ---------
REVENUES:
Gain on sale of receivables, net       $  40,139       $ (40,139)       $       0
Interest income                           28,239         182,379          210,618
Servicing revenues                        24,802          (7,815)          16,987
Other revenues, net                        1,135               0            1,135
                                       ---------       ---------        ---------
 Total revenues                           94,315         134,425          228,740

EXPENSES:
Operating expenses                        53,733           1,895           55,628
Interest expense                          21,581         117,076          138,657
Provision for credit losses                4,078          15,454           19,532
Minority interest in income
 of consolidated subsidiary                1,865               0            1,865
                                       ---------       ---------        ---------
 Total expenses                           81,257         134,425          215,682
                                       ---------       ---------        ---------
Income before income taxes                13,058               0           13,058
Income taxes                               5,158               0            5,158
                                       ---------       ---------        ---------
Net income                             $   7,900       $       0        $   7,900
                                       =========       =========        =========

                                          NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                         Advanta
                                        Advanta                         Mortgage
                                       Mortgage                           as a
                                          As           Pro forma        Portfolio
                                       Reported       Adjustments         Lender
                                       ---------      -----------       ---------
REVENUES:
Gain on sale of receivables, net       $ 105,115       $(105,115)       $       0
Interest income                          101,216         523,827          625,043
Servicing revenues                        72,123         (24,143)          47,980
Other revenues, net                        3,490               0            3,490
                                       ---------       ---------        ---------
 Total revenues                          281,944         394,569          676,513

EXPENSES:
Operating expenses                       175,016           5,576          180,592
Interest expense                          67,008         343,076          410,084
Provision for credit losses                9,145          35,917           45,062
Minority interest in income
 of consolidated subsidiary                5,617               0            5,617
                                       ---------       ---------        ---------
 Total expenses                          256,786         384,569          641,355
                                       ---------       ---------        ---------
Income before income taxes                25,158          10,000           35,158
Income taxes                               9,902           3,950           13,852
                                       ---------       ---------        ---------
Net income                             $  15,256       $   6,050        $  21,306
                                       ---------       ---------        ---------

         With respect to the portfolio lender results, individual line items are stated as if the securitized mortgages were still owned by Advanta and remained on the balance sheet. The pro forma adjustment to gain on sale of receivables represents the reclassification of net gains recognized on the sale of Advanta Mortgage loans. The pro forma adjustment to provision for credit losses represents the amount by which the provision would have increased from that reported had the securitized Advanta Mortgage loans remained on the balance sheet and the provision for credit losses on the securitized Advanta Mortgage loans been equal to actual reported charge-offs. The actual provision for credit losses of a portfolio lender could differ from the recorded charge-offs depending upon the age and composition of the portfolio and the timing of charge-offs. The pro forma presentation for the nine months ending September 30, 1999 results in an increase in net income of $6.1 million resulting from the elimination of a $10.0 million pretax charge to earnings reflecting the adoption of more conservative valuation assumptions for the retained interest-only strip.

ORIGINATIONS

Originations for Advanta Mortgage were as follows ($ in thousands):

                                 THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                   SEPTEMBER 30,                                      SEPTEMBER 30,
                          1999                      1998                      1999                      1998
                          ----                      ----                      ----                      ----
Direct                  $368,654                 $  483,290                $1,179,738                $1,148,580
Broker                   125,204                    162,531                   387,275                   347,142
Conduit                   66,952                    584,418                   402,362                 1,364,374
Corporate Finance          6,505                    320,871                    36,979                   994,770
Auto                           0                     18,593                     5,103                    98,052
                        --------                 ----------                ----------                ----------
                        $567,315                 $1,569,703                $2,011,457                $3,952,918

         Total Advanta Mortgage originations decreased 63.9% in the three months ended September 30, 1999, and decreased 49.1% in the nine months ended September 30, 1999, over the comparable 1998 periods. Direct mortgage originations decreased 23.7% in the three months ended September 30, 1999, and increased 2.7% in the nine months ended September 30, 1999, over the comparable 1998 periods. Indirect mortgage originations decreased 81.4% for the three months ended September 30, 1999 and decreased 69.5% in the nine months ended September 30, 1999, over the comparable 1998 periods. The decrease in direct originations in the three months ended September 30, 1999 as compared to the same three months of the prior year, is due to Advanta's focus on profitable loan growth over volume. In addition, there were unusually low direct originations in September 1999, attributable to a number of factors including training and other efforts associated with new systems implementations and severe weather conditions. The decrease in indirect originations in 1999 over the comparable 1998 periods resulted from management's decision to substantially reduce the purchase of loans from the conduit and corporate finance channels. This decision was based on unfavorable market pricing and management's strategy of purchasing loans only when the loans meet certain minimum profitability characteristics. The decrease in auto loan originations was due to Advanta's exit from the auto finance business in the first quarter of 1999.

     Advanta originated more second lien home equity loans and home equity lines of credit as a percentage of total originations during the three months ended September 30, 1999 than it originated during the first six months of 1999. This was primarily due to rising interest rates that created increased demand for these types of loans. Second lien home equity loans represented 25% of the dollar value of originations in the three months ended September 30, 1999, compared to 21% in the three months ended June 30, 1999. Home equity lines of credit represented 9.2% of the managed mortgage loan portfolio as of September 30, 1999, as compared to 4.5% at December 31, 1998.

ADVANTA BUSINESS CARDS

OVERVIEW

Advanta Business Cards offers MasterCard(R) business credit cards to small businesses. Net income for Advanta Business Cards was $6.0 million for the three months ended September 30, 1999 as compared to $4.3 million for the same period in 1998. Net income for the nine months ended September 30, 1999 was $15.5 million as compared to $7.4 million for the same period of 1998. The increase in net income in both periods resulted from increased volume, significant improvement in portfolio yields due to changes in pricing and increased interchange income.

GAIN ON SALE OF RECEIVABLES

Advanta Business Cards recognized $7.2 million in securitization income in the three months ended September 30, 1999, and recognized $21.1 million in securitization income in the nine months ended September 30, 1999. Advanta Business Cards sells receivables to an existing securitization trust on a continuous basis to replenish the investors' interest in trust receivables that have been repaid by the cardholders. This compares to $5.3 million in securitization income recognized in the three months ended September 30, 1998, and $11.1 million recognized in the nine months ended September 30, 1998. The increase in securitization income in both periods is due primarily to increased yields on the securitized receivables and a decrease in receivable charge-off rates.

ORIGINATIONS

Originations for business cards were $484.7 million for the three months ended September 30, 1999 and $349.6 million for the same period of 1998. Business card originations for the nine months ended September 30, 1999 were $1.4 billion and were $987.3 million in the same period of 1998. The increases in business card originations over comparable periods in 1998 resulted from programs designed to expand the target market and encourage existing customers to increase their use of the business cards.

ADVANTA LEASING SERVICES

OVERVIEW

Advanta Leasing Services offers flexible lease financing programs on small-ticket equipment to small businesses. Net income for Advanta Leasing Services was $1.1 million for the three months ended September 30, 1999 as compared to $0.7 million for the same period in 1998. Net income for the nine months ended September 30, 1999 was $3.4 million, and was $0.9 million for the same period of 1998. The increase in net income in 1999 was attributable to increased volume as well as a decrease in operating expenses that resulted from cost reduction measures implemented this year.

GAIN ON SALE OF RECEIVABLES

Advanta Leasing Services recognized $4.0 million in gains on the sale of $107 million of leases in the three months ended September 30, 1999, as compared to $2.6 million in gains on the sale of $78 million of leases for the same period in 1998. In the nine months ended September 30, 1999, Advanta Leasing Services recognized $13.3 million in gains on the sale of $308 million of leases, as compared to $7.9 million in gains on the sale of $210 million of leases in the same period of 1998. The sales were through a combination of commercial paper conduit programs and a public lease securitization.

ORIGINATIONS

Originations for Advanta Leasing Services were as follows ($ in thousands):

                          THREE MONTHS ENDED                                   NINE MONTHS ENDED
                            SEPTEMBER 30,                                        SEPTEMBER 30,
                    1999                      1998                       1999                      1998
                    ----                      ----                       ----                      ----
Vendor            $ 52,441                   $44,749                   $152,560                   $125,628
Broker              55,115                    40,033                    170,442                     84,889
Other                5,059                     6,954                     12,833                     17,449
                  --------                   -------                   --------                   --------
                  $112,615                   $91,736                   $335,835                   $227,966

Lease originations increased 22.8% for the three months ended September 30, 1999 and 47.3% for the nine months ended September 30, 1999, in comparison with the same periods of the prior year. The increase in lease originations over the comparable periods of 1998 is due to the growth in the number of vendor and broker relationships, as well as the expansion of existing relationships.

ADVANTA CORP.

INTEREST INCOME AND EXPENSE

Interest income on receivables and investments, excluding the interest component of previously discounted cash flows, increased by $8.6 million in the three months ended September 30, 1999 as compared to the same period in 1998, and decreased $4.2 million for the nine months ended September 30, 1999 as compared to the same period of 1998. During the three months ended September 30, 1999, interest expense increased $2.8 million as compared to the same period in 1998, and decreased $14.4 million for the nine months ended September 30, 1999 as compared to the same period of 1998. The increase in interest income and interest expense in the three months ended September 30, 1999 as compared to the same period of the prior year resulted from an increase in Advanta's average on-balance sheet assets and liabilities. The decreases in interest income and interest expense in the nine months ended September 30, 1999 as compared to the same period of 1998 were mainly attributable to a decrease in interest bearing assets and liabilities owned by Advanta in connection with the Fleet Transaction and Tender Offer in February 1998. The mix of on-balance sheet receivables had a favorable impact on interest income as the proportion of higher-yielding business card receivables to total receivables has increased in 1999 relative to the same periods in 1998. The increase in on-balance sheet receivables was due to the timing of securitizations. Both periods reflect decreased margins as a result of carrying higher cash, cash equivalent and investment balances as a percent of owned assets for liquidity purposes.

       Securitization activity shifts revenues from interest income to non-interest revenues. This activity reduces the level of higher-yielding receivables on-balance sheet while proportionately increasing the balance sheet levels of lower-yielding receivables and short-term, high quality investments earning money market rates.

       The owned average cost of funds decreased to 5.84% in the three months ended September 30, 1999 from 6.17% in the same period in 1998, and decreased to 5.80% in the nine months ended September 30, 1999 from 6.31% in the same period of 1998. The decrease in the cost of funds was attributable to the increase in the use of deposits as a funding source. Deposits represented 66% of total average interest-bearing liabilities for the three months ended September 30, 1999 as compared to 41% for the same period in 1998. Deposits represented 66% of total average interest-bearing liabilities for the nine months ended September 30, 1999 as compared to 47% for the same period in 1998. Advanta has utilized derivatives to manage interest rate risk (see discussion under "Derivatives Activities").

       The following table provides an analysis of owned interest income and expense data, average balance sheet data, net interest spread (the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities), and net interest margin (the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets) for the three and nine months ended September 30, 1999 and 1998. Interest revenues on loan and lease receivables include the amortization of certain loan fees and costs.

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                                   THREE MONTHS ENDED SEPTEMBER 30,

                                                       1999                                             1998
                                   AVERAGE                          YIELD/            AVERAGE                         YIELD/
                                  BALANCE(1)          INTEREST       RATE            BALANCE(1)        INTEREST        RATE
                                  ----------          --------      -----            ----------        --------       -----
ON-BALANCE SHEET
Mortgage loans                    $  697,713           $16,477       9.37%           $  869,133         $20,701        9.45%
Business cards                       284,874            12,367      17.22               136,338           5,770       16.79
Leases                               110,132             2,918      10.60                98,514           2,620       10.64
Auto loans                             2,699                84      12.40                37,670           1,462       15.40
Other loans                           17,322               548      12.56                17,704             574       12.87
                                  ----------           -------                        ---------         -------
Gross receivables(2)               1,112,740            32,394      11.56             1,159,359          31,127       10.66
Subordinated trust
 assets                              343,018             7,103       8.28                52,046             874        6.71
Investments(2)                     1,396,623            20,937       5.97             1,294,986          19,870        6.11
                                  ----------           -------                       ----------         -------
Total interest earning
 assets                           $2,852,381           $60,434       8.43%           $2,506,391         $51,871        8.23%
Interest-bearing
 liabilities                      $2,788,784           $40,975       5.84%           $2,391,471         $37,133        6.17%
Net interest spread                                                  2.59%                                             2.06%
Net interest margin (3)                                              2.71%                                             2.33%

OFF-BALANCE SHEET
Mortgage loans
 securitized                      $ 7,580,722                                        $6,012,374
Business cards
 securitized                          621,158                                           632,010
Leases securitized                    631,439                                           513,333
Auto loans securitized                108,658                                           206,226
                                  -----------                                        ----------
Total average
 securitized receivables          $ 8,941,977                                        $7,363,943
                                  ===========                                        ==========
Total average managed
 receivables                      $10,054,717                                        $8,523,302
                                  ===========                                        ==========


(1) Includes assets held and available for sale and nonaccrual loans and leases.

(2) Interest and average rate for tax-free securities, loans and leases computed on a tax equivalent basis using a statutory rate of 35%.

(3) Managed net interest margin for the three months ended September 30, 1999 was 3.26%, representing a combination of owned interest-earning assets/owned interest-bearing liabilities and securitized mortgage assets/liabilities.

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,

                                                         1999                                             1998
                                      AVERAGE                         YIELD/            AVERAGE                         YIELD/
                                     BALANCE(1)        INTEREST        RATE            BALANCE(1)        INTEREST        RATE
                                     ----------        --------       -----            ----------        --------        ----
ON-BALANCE SHEET
Mortgage loans                      $   781,960        $ 53,549        9.16%          $   691,622         $ 49,474        9.56%
Business cards                          204,189          25,218       16.51               147,741           16,544       14.97
Leases                                  108,371           7,639        9.40               101,768            8,965       11.75
Auto loans                               18,827           2,079       14.77                48,174            6,179       17.15
Consumer credit cards                         0               0        0.00               514,338           23,457        6.10
Other loans                              17,385           1,640       12.61                15,001            1,288       11.48
                                    -----------        --------                       -----------         --------
Gross receivables(2)                  1,130,732          90,125       10.66             1,518,644          105,907        9.32
Subordinated trust
 assets                                 316,400          19,172        8.08                46,077            2,462        7.12
Investments(2)                        1,454,935          60,960        5.57             1,509,837           66,376        5.86
                                    -----------        --------                       -----------         --------
Total interest earning
 assets                             $ 2,902,067        $170,257        7.83%          $ 3,074,558         $174,745        7.59%
Interest-bearing
 liabilities                        $ 2,881,632        $125,030        5.80%          $ 2,960,501         $139,992        6.31%
Net interest spread                                                    2.03%                                              1.28%
Net interest margin (3)                                                2.08%                                              1.51%

OFF-BALANCE SHEET
Mortgage loans
 securitized                        $ 7,438,740                                       $ 5,413,782
Business cards
 securitized                            661,321                                           581,277
Leases securitized                      591,180                                           497,590
Auto loans securitized                  130,933                                           181,389
Consumer credit cards
 securitized                                  0                                         1,953,903
                                    -----------                                       -----------
Total average
 securitized receivables            $ 8,822,174                                       $ 8,627,941
                                    ===========                                       ===========
Total average managed
 receivables                        $ 9,952,906                                       $10,146,585
                                    ===========                                       ===========


(1) Includes assets held and available for sale and nonaccrual loans and leases.

(2) Interest and average rate for tax-free securities, loans and leases computed on a tax equivalent basis using a statutory rate of 35%.

(3) Managed net interest margin for the nine months ended September 30, 1999 was 3.13%, representing a combination of owned interest-earning assets/interest-bearing liabilities and securitized mortgage assets/liabilities.

OTHER REVENUES

($ in thousands)

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                            1999            1998           1999          1998
                                          --------       --------       --------       --------
Equity securities gains (losses)          $  2,109       $     19       $ 29,781       $(42,470)
Business card interchange income             8,909          5,688         23,273         14,540
Leasing other revenues                       3,862          4,177         12,613         11,542
Consumer credit card overlimit fees              0              0              0         16,094
Insurance revenues, net and other            3,770          3,766         10,603         28,375
                                          --------       --------       --------       --------
Total other revenues, net                 $ 18,650       $ 13,650       $ 76,270       $ 28,081
                                          ========       ========       ========       ========


       Other revenues in the nine months ended September 30, 1999 include equity securities gains of $29.8 million, reflecting changes in the fair value and realized gains on Advanta Partners LP ("Advanta Partners") investments. Included in this amount is an $18 million gain on an investment in a company that was merged with another company in exchange for that company's stock in the first quarter of 1999. The stock received had a value significantly higher than Advanta Partners' basis in the investment. In the second quarter of 1999, Advanta Partners sold the majority of their interest in this investment realizing an additional gain of approximately $10 million. Partially offsetting this gain in the second quarter was the write-down of another equity investment of approximately $0.8 million. Other revenues in the nine months ended September 30, 1998 include equity securities losses of $42.5 million. Most of the loss relates to investments not publicly traded for which Advanta Partners decided to expedite a disposal plan.

       Insurance revenues, net and other decreased $17.8 million in the nine months ended September 30, 1999 as compared with the same period in 1998. This decline is attributable to the transfer of the consumer credit card portfolio in connection with the Fleet Transaction. Business card interchange income increased in the three and nine month periods ended September 30, 1999, in comparison with the same periods of 1998, due to an increase in interchange rates, as well as an increase in average managed business card receivables.

OPERATING EXPENSES

($ in thousands)


                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                             1999          1998           1999           1998
----------------------------------------------------------------------------------------------
Salaries and employee benefits            $ 44,951      $ 41,908       $133,795       $136,822
Other operating expenses:
 Marketing                                  11,644        13,569         39,785         37,932
 Professional fees                           6,503         1,606         22,519          8,150
 Credit and collection expense               5,697         3,381         14,606         11,454
 Occupancy expense                           4,132         3,243         12,297         11,694
 External processing                         4,112         3,740         11,001         18,262
 Telephone expense                           2,743         2,361          8,279          9,811
 Amortization of credit card
  deferred origination costs, net            1,208         1,175          3,564         21,109
 Credit card fraud losses                      191           100            625          3,000
 Other                                       1,521         6,936          4,843         29,111
----------------------------------------------------------------------------------------------
Total other operating expenses              37,751        36,111       $117,519       $150,523
----------------------------------------------------------------------------------------------
Total operating expenses                  $ 82,702      $ 78,019       $251,314       $287,345
==============================================================================================

At quarter end (in thousands):
 Number of accounts managed                    621           540            N/A            N/A
 Number of employees                         2,574         2,544            N/A            N/A
For the quarter:
 Operating expenses
  as a percentage of average
  managed receivables(1)                      3.24%         3.61%          3.32%          3.50%
----------------------------------------------------------------------------------------------

(1) Excludes amortization of credit card deferred origination costs, net

         Operating expenses as a percentage of average managed receivables for the three and nine month periods ended September 30, 1999 decreased in comparison with the same periods of 1998 due to cost reduction measures implemented during 1999.

         Total operating expenses in the three months ended September 30, 1999 increased by $4.7 million as compared to the same period of the prior year. This increase is aligned with growth in the portfolio of average managed receivables. Total operating expenses in the nine months ended September 30, 1999 decreased by $36.0 million as compared to the same period of the prior year. This decrease is the result of the Fleet Transaction in 1998 as well as exit and disposition plans associated with business and product offerings not directly associated with Advanta's mortgage, leasing and business card units. Professional fees increased by $4.9 million for the three months ended September 30, 1999 and $14.4 million for the nine months ended September 30, 1999, as compared to the same periods of 1998. These increases are due to consulting costs and outsourcing costs associated with Advanta's management of capacity and resources.

PROVISION FOR CREDIT LOSSES

For the three months ended September 30, 1999 the provision for credit losses increased $4.1 million to $10.5 million in comparison with the provision in the same period in 1998 of $6.4 million. The majority of this increase was in the

Advanta Business Cards provision for loan losses, which increased by $3.3 million in the three months ended September 30, 1999 in comparison with the same period of 1998. The increase in the Advanta Business Cards provision relates to the increase in average on-balance sheet business card receivables from $136 million for the three months ended September 30, 1998 to $285 million in the three months ended September 30, 1999.

         For the nine months ended September 30, 1999, the provision for credit losses decreased to $28.0 million from $47.2 million for the same period in 1998 and charge-offs on owned receivables decreased to $19.4 million from $47.3 million during the same period in 1998. These decreases are mainly attributable to the February 1998 transfer of the consumer credit card receivables in connection with the Fleet Transaction.

ASSET QUALITY

Impaired assets include both nonperforming assets (Advanta Mortgage loans, credit card receivables and lease receivables past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent credit cards) and accruing loans past due 90 days or more on leases and other loans. Advanta charges off expected losses on all nonperforming mortgage loans at the earlier of foreclosure or when they have become 12 months delinquent. Lease receivables are written off no later than when they have become 120 days delinquent. All other loans are generally charged off upon the earlier of approximately 6 months delinquency or after an investigative period for bankrupt and fraudulent accounts. The carrying value for real estate owned is based on fair value, net of costs of disposition and is reflected in other assets.

         The consolidated managed charge-off rate for the three months ended September 30, 1999 was 1.6% compared to 1.3% in the same period of 1998. On the total owned portfolio, the charge-off rate was 2.6% in the three months ended September 30, 1999 compared to 1.9% for the same period in 1998. The following represents the quarterly managed charge-off rates by product:


                                                             FOR THE QUARTER ENDED
                                     ------------------------------------------------------------------------
                                     9/30/99                        6/30/99                           9/30/98
                                     -------                        -------                           -------
Mortgage                                0.86%                          0.66%                             0.56%
Auto                                   12.33                          15.99                              7.11
Business Card                           5.25                           5.22                              5.79
Leases                                  3.76                           3.23                              2.29


Advanta Mortgage continues to emphasize profitability enhancement over loan growth, and to emphasize the direct to consumer channels over indirect channels for originations. This has resulted in a significant reduction in the rate of portfolio growth relative to prior periods. The decline in the growth rate has reduced the proportion of new, unseasoned loans in the portfolio. This "seasoning" effect results in higher reported delinquencies and charge-offs consistent with an aging portfolio. The increase in reported delinquency and charge-off rates is primarily attributable to seasoning of the mortgage loan portfolio.

The following tables provide a summary of impaired assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated ($ in thousands).


                                             SEPT. 30,   DEC. 31,    SEPT. 30,
CONSOLIDATED-MANAGED                           1999        1998        1998
Nonperforming assets (2)                     $497,859    $410,584    $343,788
Accruing loans past due 90 days or more             0          30          36
Impaired assets                               497,859     410,614     343,824
Total loans 30 days or more delinquent        767,406     753,251     616,858
As a percentage of gross receivables:
    Nonperforming assets (2)                      4.9%        4.2%        3.9%
    Impaired assets                               4.9         4.2         3.9
    Total loans 30 days or more delinquent        7.6         7.7         6.9
Net charge-offs:
    Amount (1)                               $109,951    $247,287    $213,287
    As a percentage of average gross
     receivables (annualized) (1)                 1.5%        2.5%        2.8%
ADVANTA MORTGAGE LOANS - MANAGED
Nonperforming assets (2)                     $465,115    $375,520    $315,415
Total loans 30 days or more delinquent        669,954     656,789     533,695
As a percentage of gross receivables:
   Nonperforming assets (2)                       5.6%        4.5%        4.2%
   Total loans 30 days or more delinquent         8.0         7.9         7.2
Net charge-offs - Mortgage Loans:
    Amount                                   $ 41,940    $ 36,142    $ 25,273
    As a percentage of average gross
      receivables (annualized)                     .7%         .6%         .6%
Net charge-offs - Auto Loans:
    Amount                                   $ 15,757    $ 21,238    $ 13,570
    As a percentage of average gross
      receivables (annualized)                   14.0%        9.3%        7.9%
LEASES - MANAGED
Nonperforming assets (2)                     $ 11,109    $  9,595    $  7,386
Impaired assets                                11,109       9,602       7,386
Total loans 30 days or more delinquent         64,780      60,154      48,990
As a percentage of receivables:
   Nonperforming assets (2)                       1.4%        1.4%        1.2%
   Impaired assets                                1.4         1.4         1.2
   Total loans 30 days or more delinquent         8.3         9.0         7.7
Net charge-offs - Leases:
    Amount                                   $ 17,501    $ 16,220    $ 11,532
    As a percentage of average gross
     receivables (annualized)                     3.3%        2.7%        2.6%
BUSINESS CARDS - MANAGED
Nonperforming assets (2)                     $ 21,178    $ 25,231    $ 20,671
Impaired assets                                21,178      25,231      20,671
Total loans 30 days or more delinquent         31,829      35,900      33,560
As a percentage of receivables:
   Nonperforming assets (2)                       2.3%        3.1%        2.7%
   Impaired assets                                2.3         3.1         2.7
   Total loans 30 days or more delinquent         3.4         4.4         4.3
Net charge-offs - Business Cards:
    Amount                                   $ 34,725    $ 43,732    $ 32,959
    As a percentage of average gross
      receivables (annualized)                    5.4%        5.9%        6.0%

(1)      Includes consumer credit cards through February 20, 1998.

(2) Nonperforming assets include mortgage loans, auto loans, business cards and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent business cards.

                                             SEPT. 30,    DEC. 31,     SEPT. 30,
CONSOLIDATED-OWNED                             1999         1998         1998
Allowance for credit losses                  $  35,328    $  33,437    $  19,153
Nonperforming assets (2)                        51,158       49,568       38,561
Accruing loans past due 90 days or more              0           30           36
Impaired assets                                 51,158       49,598       38,597
Total loans 30 days or more delinquent          62,618       73,755       60,928
As a percentage of gross receivables:
   Allowance for credit losses                     3.7%         3.0%         2.3%
   Nonperforming assets (2)                        5.3          4.4          4.6
   Accruing loans past due 90 days or more         0.0          0.0          0.0
   Impaired assets                                 5.3          4.4          4.6
Total loans 30 days or more delinquent             6.5          6.5          7.2
Net charge-offs:
    Amount (1)                               $  19,426    $  53,109    $  47,310
    As a percentage of average gross
      receivables (annualized) (1)                 2.3%         3.7%         4.2%
ADVANTA MORTGAGE LOANS - OWNED
Allowance for credit losses                  $  16,480    $  20,092    $   6,235
Nonperforming assets (2)                        42,355       38,734       30,858
Total loans 30 days or more delinquent          45,527       56,131       42,267
As a percentage of gross receivables:
   Allowance for credit losses                     2.6%         2.4%         1.1%
   Nonperforming assets (2)                        6.8          4.6          5.4
   Total loans 30 days or more delinquent          7.3          6.7          7.4
Net charge-offs - Mortgage:
   Amount                                    $   6,023    $   3,658    $   2,469
   As a percentage of average gross
    receivables (annualized)                       1.0%          .5%          .5%
Net charge-offs - Auto:
   Amount                                    $   3,777    $   7,648    $   5,697
   As a percentage of average gross
    receivables (annualized)                      26.7%        16.1%        15.8%
LEASES - OWNED
Allowance for credit losses                  $   3,368    $   2,695    $   2,421
Nonperforming assets (2)                         2,440        3,115        2,898
Impaired assets                                  2,440        3,122        2,904
Total loans 30 days or more delinquent           8,456        9,739       11,218
As a percentage of receivables:
   Allowance for credit losses                     2.6%         2.2%         2.1%
   Nonperforming assets (2)                        1.9          2.5          2.5
   Impaired assets                                 1.9          2.6          2.5
   Total loans 30 days or more delinquent          6.6          7.9          9.6
Net charge-offs - Leases:
   Amount                                    $   1,721    $   3,491    $   3,030
   As a percentage of average gross
     receivables (annualized)                      2.1%         3.4%         4.0%
BUSINESS CARDS - OWNED
Allowance for credit losses                  $  10,784    $   6,916    $   6,763
Nonperforming assets (2)                         5,906        7,481        4,489
Impaired assets                                  5,906        7,481        4,489
Total loans 30 days or more delinquent           7,792        7,207        6,830
As a percentage of receivables:
   Allowance for credit losses                     5.6%         4.6%         4.9%
   Nonperforming assets (2)                        3.1          5.0          3.3
   Impaired assets                                 3.1          5.0          3.3
   Total loans 30 days or more delinquent          4.1          4.8          5.0
Net charge-offs - Business Cards:
   Amount                                    $   7,874    $  10,033    $   7,836
   As a percentage of average gross
    receivables (annualized)                       5.1%         6.9%         7.1%

(1)      Includes consumer credit cards through February 20, 1998.

(2) Nonperforming assets include mortgage loans, auto loans, business cards and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent business cards.

UNUSUAL CHARGES

Employee costs associated with staff reductions

In the first quarter of 1999, Advanta recorded a $3.3 million charge for costs associated with staff reductions. These expenses included severance and outplacement costs associated with the consolidation of support functions.

Employee costs associated with Fleet Transaction/Tender Offer

In connection with the Fleet Transaction and Tender Offer in the first quarter of 1998 more fully discussed in Note 8 to the Consolidated Condensed Financial Statements, Advanta made major organizational changes and incurred approximately $26.8 million of severance and related costs classified as employee costs associated with Fleet Transaction/Tender Offer. These expenses included severance and outplacement costs associated with the workforce reduction, option exercise and re-measurement costs, and other employee costs directly attributable to the Fleet Transaction/Tender Offer. Additionally, during the first quarter of 1998, Advanta incurred approximately $35.5 million of other compensation charges. This amount includes $21.3 million attributable to payments under change of control plans and $14.2 million associated with the execution of the Tender Offer.

Exited business/products

In the first quarter of 1999, Advanta recorded a $3.4 million charge for costs associated with exited businesses/products. The charges include severance and outplacement costs, and professional fees associated with exited businesses/products.

         In the first quarter of 1998, Advanta implemented a plan to exit certain businesses and product offerings not directly associated with its mortgage, leasing and business card units. In connection with this plan, contractual vendor commitments of approximately $10.0 million associated with discontinued development and other activities were accrued. Advanta has substantially completed the settlement of these contractual commitments.

         Advanta also has contractual commitments to certain customers and non-related financial institutions that are providing benefits to those customers, under a product that is no longer being offered and for which no future revenues or benefits will be received. In the first quarter of 1998, Advanta recorded a charge of $22.8 million associated with this commitment, and an $8.3 million charge associated with the write-down of assets associated with this program. Advanta expects to pay a substantial portion of these costs over the next 24 months. The actions required to complete this plan include the settlement of contractual commitments and the payment of customer benefits.

       In connection with the Fleet Transaction/Tender Offer and the other exited business and product offerings in 1998, Advanta also incurred $11.5 million of related professional fees and $1.5 million of other expenses related to these plans.

Asset impairment/disposal

In connection with Advanta's plans to reduce corporate expenses and exit certain business and product offerings in the first quarter of 1998, Advanta identified certain assets for disposal and wrote down or wrote off the carrying costs of those assets to estimated realizable value, resulting in a charge of $8.7 million. These assets consisted principally of leasehold improvements and various other assets. Advanta has substantially completed the disposal of these assets.

ASSET/LIABILITY MANAGEMENT

Advanta manages its financial condition with a focus on maintaining disciplined management of market risks and prudent levels of leverage and liquidity.

MARKET RISK SENSITIVITY

Advanta has measured its interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. Advanta estimates that its net interest income over a twelve month period would increase or decrease by approximately 3.5% if interest rates were to rise or fall by 200 basis points. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

         The above estimates of net interest income sensitivity alone do not provide a comprehensive view of Advanta's exposure to interest rate risk. The quantitative risk information is limited by the parameters and assumptions utilized in generating the results. Such analyses are useful only when viewed within the context of the parameters and assumptions used. The above rate scenarios in no way reflect management's expectation regarding the future direction of interest rates, and they depict only two possibilities out of a large set of possible scenarios.

         In addition to interest rate risk, Advanta has other financial instruments, namely capitalized servicing rights and interest-only strips, which are subject to prepayment risk. Prepayments are principal payments received in excess of scheduled principal payments. Prepayments generally result from entire loan payoffs due largely to refinancing a loan or selling a home. Actual or anticipated prepayment rates are expressed in terms of a constant prepayment rate ("CPR"), which represents the annual percentage of beginning loan balances that prepay. To a degree, prepayment rates are related to market interest rates and changes in those interest rates. The relationship between them, however, is not precisely determinable. Accordingly, Advanta believes it is more relevant to disclose the fair value sensitivity of these instruments based on changes in prepayment rate assumptions rather than based on changes in interest rates.

         Advanta's capitalized servicing rights and interest only strips result from the sale of both fixed and variable rate loans, the majority of which are fixed. Fixed and variable rate loans are currently prepaying at different rates and Advanta expects them to continue to do so in the future. Advanta has estimated the impact on the fair value of these assets assuming a change in prepayments of 2.6% CPR for fixed rate loans and 3.7% CPR for variable rate loans. Advanta has estimated that these changes in prepayment assumptions could result in a $29 million change in the combined fair value of these assets. These estimates do not factor in the impact of changes in the interest rate environment associated with the changes in the prepayment rates. Changes in interest rates also generally affect the level of new loan origination. Prepayment assumptions are not the only assumptions in the fair value calculation for these assets, but they are the most influential. Other key assumptions are not directly impacted by market forces as defined earlier. The above prepayment scenario does not reflect management's expectation regarding the future direction of prepayments, and depicts only one possibility out of a large set of possible scenarios.

DERIVATIVES ACTIVITIES

         The following table summarizes by notional amounts Advanta's derivative instruments as of September 30, 1999 and December 31, 1998 ($ in thousands):


                                                                     ESTIMATED
                                                                    FAIR VALUE
                                                                    SEPT. 30,
                                   SEPT. 30,        DEC. 31,        1999 ASSET/
                                     1999             1998          (LIABILITY)
                                  ----------       ----------       ----------
Interest rate swaps               $3,086,310       $2,997,912       $   19,853
Interest rate options:
      Caps written                   420,511          268,633           (1,293)
      Caps purchased                 420,511          268,633            1,293
      Put options purchased          101,000                0              188
Forward contracts                    484,000          499,000              (28)
                                  ----------       ----------       ----------
                                  $4,512,332       $4,034,178       $   20,013
                                  ==========       ==========       ==========

         The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of Advanta's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivative contracts.

         Put options provide the holder the right, but not the obligation, to sell the underlying financial instrument at a specified exercise or strike price at a specific point in time. Put options, therefore, protect Advanta from losses in a rising interest rate environment, but allow for the appreciation of underlying assets should interest rates fall. Advanta regularly securitizes and sells receivables. Advanta may choose to hedge the changes in the market value of the index on which the securitization is priced, relating to the warehouse and/or pipeline of receivables anticipated to be securitized, by purchasing put options on the underlying index. Gains and losses from put options are deferred and included in the measurement of the dollar basis of the loans sold.

         The fair value of interest rate swaps, options and forward contracts is the estimated amount that Advanta would pay or receive to terminate the agreement at the reporting date, taking into account current interest and foreign exchange rates and the current creditworthiness of the counterparty.

         Advanta's credit exposure to derivatives, with the exception of caps written, is represented by contracts with a positive fair value without giving consideration to the value of any collateral exchanged. For caps written, credit exposure does not exist since the counterparty has performed its obligation to pay Advanta a premium payment.

LIQUIDITY AND CAPITAL RESOURCES

Advanta's goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. During the nine months ended September 30, 1999, Advanta, through its subsidiaries, securitized or sold approximately $2.1 billion of Advanta Mortgage loans, $308 million of leases and $283 million of net business card receivables. Advanta temporarily invested cash generated from these transactions in short-term, high quality investments at money market rates awaiting redeployment to pay down borrowings and to fund future mortgage loan, business card and lease receivable growth. At September 30, 1999, Advanta had $0.4 billion of federal funds sold, $0.5 billion of loan and lease receivables held for sale, and $1.0 billion of investments available for sale which could be sold to generate additional liquidity. Equity, including capital securities, was $677 million at September 30, 1999.

         Advanta's funding strategy relies on cash, cash equivalents and investments as well as deposit gathering activity at Advanta National Bank ("ANB") and Advanta Bank Corp. ("ABC", together with ANB, the "Banks") and securitizations. Advanta and the Banks use both retail and institutional on-balance sheet funding sources and have the ability to issue a variety of debt and deposit products. As of September 30, 1999, ANB's total deposits were $1.4 billion and ABC's total deposits were $276 million.

         After paying down approximately $239 million in long-term debt in the nine months ended September 30, 1999, Advanta had unrestricted cash, cash equivalents and marketable securities in excess of $400 million at the parent company level and more than $800 million at Advanta National Bank ("ANB") and Advanta Bank Corp. ("ABC" together with ANB, the "Banks") on September 30, 1999. The parent company's assets include advances to wholly-owned non-bank subsidiaries to fund $159.8 million in loans, $27.4 million in retained interest-only strips and contractual mortgage servicing rights, $182.6 million in subordinated trust assets, and $31.8 million of equity securities accounted for at fair value as of September 30, 1999. Total parent company advances to non-bank subsidiaries of $401.6 million have decreased by $208.6 million in comparison to advances at December 31, 1998.

         At September 30, 1999, Advanta Mortgage Corp. USA ("AMCUSA"), its subsidiaries and the Banks have a secured committed revolving credit facility of $500 million, and a $250 million commercial paper conduit facility. AMCUSA and ANB have additional uncommitted secured revolving credit facilities of $550 million. At September 30, 1999, ABC has $740 million of commercial paper facilities secured by business credit card receivables, and a $350 million commercial paper facility secured by lease contracts and lease residuals. At September 30, 1999, Advanta had available $1.4 billion in unused warehouse lines and commercial paper conduit facilities. In addition, notwithstanding Advanta's current liquidity, efforts continue to develop new sources of funding, both through previously untapped customer segments and through development of new financing structures.

       At September 30, 1999, ANB's combined total capital ratio (combined Tier I and Tier II capital) was 13.62%, and ABC's combined total capital ratio was 12.90%. At December 31, 1998, ANB's combined total capital ratio (combined Tier I and Tier II capital) was 12.12% and ABC's combined total capital ratio was 14.13%. In each case, ANB and ABC met the requirements of their respective regulatory agencies, and each was categorized as well-capitalized under the regulatory framework for prompt corrective action. Advanta intends to maintain capital ratios at both institutions in order to meet "well capitalized" guidelines.

YEAR 2000 READINESS DISCLOSURE

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results on or after the year 2000. The "Year 2000 Issue" affects computer and information technology ("IT") systems, as well as non-IT systems which include embedded technology such as micro-processors and micro-controllers (or micro-chips) that have date sensitive programs that may not properly recognize the Year 2000 or beyond. If the systems and products used by Advanta are not properly equipped to identify and recognize the Year 2000, Advanta's IT systems and non-IT systems could fail or create erroneous results. This could cause Advanta to experience a temporary inability to process transactions, originate loans or leases, service the loans of third parties and engage in other normal business activities. Under these circumstances, the Year 2000 Issue could have a material adverse effect on Advanta's products, services, operations and financial results.

         In connection with the Year 2000 Issue, Advanta has organized a separate Year 2000 Project Office (the "Project Office") managed by a team led by a senior information technology manager to assess whether the computer systems and applications used by Advanta are Year 2000 compliant and to implement appropriate responses in the event any of such systems and applications are not compliant. The Project Office has developed standards for its work based on the work of leading authorities in the field. The Project Office reports to Advanta's Year 2000 Steering Committee which consists of Advanta's Chief Information Officer, the General Counsel and other key members of senior management. In addition, Advanta's Internal Audit Department has assigned a senior information technology auditor to monitor all Year 2000 Issues and developments for the Audit Committee of Advanta's Board of Directors. Independent consultants have assisted in the verification and validation processes to assure the reliability of Advanta's risk and cost estimates.

         Advanta has implemented a Year 2000 compliance program in accordance with applicable guidelines and regulations of the Federal Financial Institutions Examination Council ("FFIEC") as adopted by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). Advanta's compliance program consists of the following phases:

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

         Advanta has completed all six phases of its Year 2000 compliance program with respect to its internal and external mission-critical systems as of September 30, 1999. On an ongoing basis, Advanta is also providing customer awareness training for customer-centered employees that will equip them to respond to customer inquiries about Advanta's Year 2000 readiness.

         Advanta has identified its significant business relationships, including without limitation vendors, customers and asset management and funding counterparties, to assess the potential impact on Advanta's operations if those third parties and/or their products or systems fail to become Year 2000 compliant in a timely manner. Advanta has mailed questionnaires to third parties with which it maintains a significant business relationship to help identify which of those third parties and/or their products or systems will not be Year 2000 compliant. In addition, Advanta regularly reviews Internet websites to monitor and assess the level of Year 2000 compliance of vendors, suppliers and other third parties. Evaluation of questionnaire responses, risk assessments, action steps and contingency plans related to significant third party relationships have been completed within the time frames established by the FFIEC guidelines as adopted by the OCC and FDIC. Non-compliant products have been remediated, replaced or retired. To date, Advanta is not aware of any material third party business relationship, product or system with a Year 2000 problem that management believes would have a material adverse effect on Advanta. However, there can be no assurance that the systems and products used by outside service providers or other third parties upon which Advanta's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Advanta's systems, would not have a material adverse effect on Advanta.

         Advanta's Year 2000 compliance program also includes the development of contingency plans for each of Advanta's business units in the event that remediation or replacement plans are not successfully implemented. The contingency plans are designed to protect its business and operations from business interruptions related to the Year 2000 Issue and, by way of example, may include back-up procedures or the identification of alternative suppliers, where practical. Each of Advanta's business units has developed, and has validated, its contingency plans. These plans are reviewed regularly and updated. Many of the functions performed by the products and systems used by Advanta, which operate automatically, can be performed manually.

Consequently, in the event these products or systems experience isolated failures as a result of the Year 2000 problem, the disruption caused by such isolated failures should not have a material adverse effect on Advanta. There can be no assurances, however, that any of Advanta's contingency plans will be sufficient to anticipate or address all of the problems or issues that may arise.

         Advanta established a two-year budget for 1998 and 1999 of approximately $21 million, including capital expenditures, to address the Year 2000 Issue. This budget includes approximately $5 million to cover the costs associated with diverted personnel. Of the total budget, Advanta has allocated approximately $10 million to $12 million for contingencies. Based on current information, Advanta believes that the budget will be sufficient to cover its expenditures associated with the Year 2000 Issue. As of September 30, 1999, exclusive of costs associated with diverted personnel, Advanta has spent approximately $6.6 million in operating expenses and approximately $1.2 million in capital expenditures. Funding for the project is being provided out of operating revenues. Advanta notes that GAAP generally requires that the costs of becoming Year 2000 compliant, including without limitation modifying computer software or converting to new programs, be charged to expense as they are incurred. Therefore, except for the cost of replacement systems or other items that have a future use, Advanta will expense the cost of the Year 2000 project as incurred. Advanta has deferred development on selected business systems due to Year 2000 priorities. These deferrals are not expected to have a material effect on the financial condition and results of operations of Advanta.

       Advanta believes that the Year 2000 Issue will not pose significant operational problems for it and will not have a material adverse effect on its future financial condition, liquidity or results of operations during 1999 and in future periods. The projected costs and expenditures and project completion dates are based on management's best estimates, are subject to the performance of third parties over which Advanta has no control and may be updated from time to time as additional information becomes available.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth in Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations.

      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which Advanta denies, center around Fleet's assertions that Advanta has failed to complete certain post-closing adjustments to the value of the assets and liabilities Advanta contributed to the LLC in connection with the Fleet Transaction. Fleet seeks damages of approximately $141 million. Advanta has filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that Advanta contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities Advanta has already assumed. Advanta also has filed a countercomplaint against Fleet for approximately $101 million in damages Advanta believes have been caused by certain actions of Fleet following closing of the Fleet Transaction. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on the financial position or future operating results of Advanta.

       On or about March 26, 1999, a complaint was filed by John Uphaus, individually and on behalf of a class, against Household Bank (Nevada) N.A. ("Household") and Advanta National Bank in the United States District Court for the Northern District of Illinois. Uphaus alleges that he had a credit card account with Household, which account was purchased by Advanta National Bank. He further alleges that the annual percentage rate on a portion of his account was increased in a manner contrary to the promotional material he received. Advanta's preliminary investigation suggests that if a change in interest rate took place, as alleged by Uphaus, that change occurred after the contribution of Advanta's consumer credit card portfolio, and it was made by Fleet Credit Card LLC. In any event, Fleet Credit Card LLC is obligated to defend and indemnify Advanta pursuant to the Contribution Agreement and the Licensing Agreement between the parties. Advanta National Bank's response to this complaint was filed with the court on June 21, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - The following exhibits are being filed with this report on Form 10-Q.


EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT

         12       Consolidated Computation of Ratio of Earnings to Fixed
                  Charges.

         27       Financial data schedule.

                  (b)      Reports on Form 8-K

                  (b)(1) A Current Report on Form 8-K, dated July 27, 1999, was filed by Advanta setting forth the financial highlights of Advanta's results of operations for the three months ended June 30, 1999.

                  (b)(2) A Current Report on Form 8-K, dated September 17, 1999, was filed by Advanta reporting the conversion of Depositary Shares issued in respect of the Company's 6.75% Convertible Class B Preferred Stock, Series 1995 into Class B Common Stock effective September 15, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Advanta Corp.
                                                       (Registrant)

November 12, 1999      By /s/Philip M. Browne
                          -------------------
                       Senior Vice President and
                       Chief Financial Officer

November 12, 1999      By /s/James L. Shreero
                          -------------------
                       Vice President and
                       Chief Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT  DESCRIPTION
-------  -----------
12       Consolidated Computation of Ratio of Earnings to Fixed Charges

27       Financial Data Schedule