Form 10-K
period 1999-12-31
ADVANTA CORP
filed 2000-03-22
CIK 96638

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                      CLASS A COMMON STOCK, $.01 PAR VALUE
                      CLASS B COMMON STOCK, $.01 PAR VALUE
                                 CLASS A RIGHT
                                 CLASS B RIGHT
                             (TITLE OF EACH CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes [ ].

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

     $136,254,626 as of March 15, 2000 which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the Company (however, this does not constitute a representation or acknowledgment that any of such individuals is an affiliate of the Registrant).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 15, 2000 there were 10,060,888 shares of the Registrant's Class A Common Stock, $.01 par value, outstanding and 17,178,097 shares of the Registrant's Class B Common Stock, $.01 par value, outstanding.

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

DOCUMENT                                                                   FORM 10-K REFERENCE
--------                                                                   -------------------
Definitive Proxy Statement relating to the Registrant's 2000                        Part III, Items 10-13
Annual Meeting of Stockholders, to be filed pursuant to
Regulation 14A not later than 120 days following the end of
the Registrant's last fiscal year

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1.  BUSINESS

In this form 10-K, "Advanta", "we", "us", "our" and the "Company" refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

Advanta is a nationwide provider of financial services. We offer diverse and innovative products to consumers and small businesses. Our primary consumer products are first and second lien non-conforming mortgage loans. Our mortgage loans are "non-conforming" because we underwrite loans with credit characteristics that do not meet the underwriting guidelines of federal mortgage agencies, such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. A loan may be considered non-conforming for a variety of reasons, including the size of the loan in relation to the value of the underlying property, the borrower's debt-to-income ratio and the borrower's prior credit history. We service all of the mortgage loans that we originate. In our contract servicing business, also known as "subservicing", we also service the mortgage loans of third parties for a fee. The primary products we offer to small businesses are business credit cards and equipment leases. Our basic business card product is an unsecured MasterCard(R)* business credit card. The majority of our equipment leases are for small-ticket items such as computers, copiers, fax machines and other office equipment.

     We own two depository institutions, or banks, Advanta National Bank and Advanta Bank Corp. Our banks offer a variety of deposit products, such as retail and large denomination certificates of deposit, that are insured by the Federal Deposit Insurance Corporation, also referred to as the "FDIC." We fund and operate our mortgage, business credit card and leasing businesses primarily through our banks.

     In addition to our lending and leasing businesses, our other businesses include Advanta Insurance and Advanta Partners. Advanta Insurance offers a variety of credit related insurance products. Advanta Partners is a private equity investment firm.

     The following table highlights selected information about our lending and leasing business units. Financial information presented in the table is for the year ended December 31, 1999.

                                                              ADVANTA               ADVANTA
($ IN MILLIONS)                ADVANTA MORTGAGE            BUSINESS CARDS       LEASING SERVICES
------------------------------------------------------------------------------------------------
REVENUES                   $325.7                       $120.1                  $51.7

PERCENT OF TOTAL REVENUES  57%                          21%                     9%

MANAGED RECEIVABLES        $8,384                       $1,040                  $796

TARGET MARKET              Consumer                     Small Business          Small Business

PRIMARY PRODUCTS AND       Originating and servicing    MasterCard(R)           Small ticket
  SERVICES                 non-conforming first and     Business credit card    equipment leases
                            second lien closed and
                             open end home equity
                            loans; subservicing of
                            non-conforming mortgage
                            loans for third parties

In addition to the revenues from our lending and leasing businesses described in the table above, 13% of our total revenues for the year ended December 31, 1999 were derived from insurance operations, investment income and venture capital gains.

---------------

* MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.

     Prior to February 20, 1998, we also issued consumer credit cards. Under the terms of a contribution agreement, dated October 27, 1997 and amended on February 20, 1998, we and Fleet Financial Group, Inc. ("Fleet") each contributed substantially all of the assets of our respective consumer credit card businesses, subject to liabilities, to Fleet Credit Card, LLC ("Fleet LLC"), a newly formed Rhode Island limited liability company controlled by Fleet. We acquired a 4.99% minority interest in Fleet LLC at the date of the closing of the transaction. This transaction is referred to throughout this Form 10-K as the "Consumer Credit Card Transaction."

     Advanta currently has over 2,600 employees. At December 31, 1999 we serviced approximately $24 billion in assets, consisting of approximately $12 billion in managed assets and approximately $12 billion in assets serviced for third parties.

     Advanta Corp. was incorporated in Delaware in 1974 as Teachers Service Organization, Inc., the successor to a business originally founded in 1951. In January 1988, we changed our name from TSO Financial Corp. to Advanta Corp. Our principal executive office is located at Welsh & McKean Roads, P.O. Box 844, Spring House, Pennsylvania 19477-0844. Our telephone number at our principal executive office is (215) 657-4000.

STRATEGY

Advanta is a diversified nationwide financial services company that is well-positioned in sizeable and growing markets. Our principal objectives are to use our information based strategy to continue to grow each of our businesses while increasing profitability and improving cash flow. The primary components of our strategy for accomplishing these objectives are:

     Information based strategy. Based on our experience and expertise in analyzing consumers' credit behavior and characteristics, we have developed an extensive database of customer information and attributes. We use this information in conjunction with proprietary credit scoring, targeting and other sophisticated analytical models we have developed to market our products to the most profitable prospective customers. We measure expected profitability through an integrated analysis of a prospect's responsiveness, creditworthiness and sensitivity to price. We continually validate our models based on actual results from marketing campaigns, and use this information to refine and improve our analytical assumptions. We also leverage the information and models we have developed to market and cross-sell our products to existing customers more effectively.

     The information we gather and analyze allows us to market directly to specific customer segments, target prospects effectively, anticipate customer needs and customize our products to meet those needs. There is substantial opportunity for us to extend our current market positions by further refining these skills and broadening their application within each of our businesses. We have entered into strategic alliances with third parties in which we use our information management and direct marketing tools to market their products. We believe we can further capitalize on these skills within our own businesses and through other ventures and strategic alliances with third parties.

     Increase direct originations. We are focused on maximizing profitability by identifying the most profitable origination channels in each of our businesses. We are able to originate our products directly from customers, generally referred to as "direct originations," or indirectly through intermediaries such as brokers, generally referred to as "indirect originations." We analyze the profitability of the loans we originate, and we are focused on increasing originations through the origination channels that produce the most profitable loans. Loans that we originate directly from customers typically yield higher margins, generate higher positive cash flows and create stronger customer relationships than loans that we originate indirectly through third parties. For the year ended December 31, 1999, 61% of the mortgage loan receivables that we originated were direct originations, as compared to 32% for the year ended December 31, 1998. Almost all of our business cards are directly originated. Currently, we acquire the majority of our leases through indirect origination channels. We plan to use our information based strategy to change our strategic focus in our leasing business to increase originations directly from vendors and end users of the equipment based on the higher profitability of the leases originated through these channels.

     Improve and refine credit scoring and risk-based pricing models. We use customized credit scoring and risk-based pricing models to balance risk and profitability. These models also enhance our ability to underwrite loans and leases that better meet our customers' needs. Using our credit scoring and pricing models, we are able to provide our customers with a choice among products and pricing alternatives that are designed to satisfy both the specific needs of the customers and our profitability goals.

     Improve operating efficiencies. We are developing our infrastructure around technology to make all aspects of our operations more efficient. For example, we recently developed and are implementing the Advanta Intelligent Mortgage System, our proprietary automated sales and underwriting system for nonconforming mortgages. We believe that this and other technology-based initiatives will reduce costs, increase capacity and improve customer service. We are also focused on using the Internet as an extension of our existing infrastructure for direct marketing, customer acquisition, application processing and customer service. In July 1999, we became one of the first business card issuers to offer instant credit approval on-line over the Internet. We plan to capitalize on similar Internet opportunities to strengthen our capabilities in our other businesses.

     Maintain multiple funding sources. We fund our businesses through diversified sources. We offer a range of retail and institutional FDIC-insured deposit products through Advanta National Bank and Advanta Bank Corp., our two FDIC-insured depository institutions. We also fund our businesses through securitization transactions and at December 31, 1999 we had approximately $1.2 billion in warehouse lines and commercial paper conduit facilities available to fund our lending and leasing business units. We directly offer unsecured debt of Advanta Corp. to retail investors through the Advanta Retail Note Program. The availability of multiple funding sources allows us to use cost-effective funding strategies that increase both long-term earnings and economic value.

ADVANTA MORTGAGE

     OVERVIEW

Advanta Mortgage, a business unit of Advanta, offers a broad range of mortgage products and services to consumers throughout the country. Advanta Mortgage originates and services non-conforming credit first and second lien mortgage loans, including home equity lines of credit. We fund and operate our mortgage business primarily through our banks, Advanta National Bank and Advanta Bank Corp.

     Advanta Mortgage's portfolio of managed receivables includes owned loans and securitized loans which we service and in which we retain an interest. At December 31, 1999, Advanta Mortgage had total owned loans receivables of $1.1 billion and total managed receivables of $8.4 billion.

     In addition to servicing and managing the loans we originate, Advanta Mortgage services the home equity loans of unaffiliated third parties through our subservicing business. Subserviced loans are not included in our portfolio of managed receivables and we bear no risk of credit loss on the receivables in our subserviced portfolio. Advanta Mortgage's portfolio of subserviced loans totaled approximately $12 billion at December 31, 1999. Our total serviced portfolio, including the "subserviced" portfolio, was $20.3 billion at December 31, 1999 compared to $16.6 billion at December 31, 1998.

     Approximately 87% of the managed mortgage loan portfolio is secured by first lien position loans and the balance is secured by second lien position loans. Home equity lines of credit represented 10% of the managed mortgage loan portfolio at December 31, 1999. During the year ended December 31, 1999, the United States economy experienced increases in interest rates. As a result we experienced an increased demand for second lien mortgage loans. Second lien mortgage loans represented 34% of the mortgage loan receivables originated by us during the quarter ended December 31, 1999. Substantially all of the second lien mortgage loan originations during the quarter ended December 31, 1999 consisted of home equity lines of credit. At December 31, 1999, the combined loan-to-value ratio for our managed mortgage loan portfolio was approximately 79%. Generally, there is a higher risk of delinquency and/or loss associated with second lien home equity loans that have higher loan-to-value ratios. We manage the increased credit risk associated with these loans through our underwriting and risk-based pricing.

     At December 31, 1999, approximately 62% of the managed portfolio consisted of fixed rate loans. The remainder was comprised of adjustable rate loans and intermediate rate loans which typically bear interest at a fixed rate for a period of two to five years and an adjustable rate thereafter.

     The following table shows the geographic distribution by state for the top five states of total managed Advanta Mortgage loans at December 31, 1999.

                      ($ IN MILLIONS)                           TOTAL       PERCENT OF
                                                               MORTGAGE     PORTFOLIO
                                                                LOANS        BY STATE
--------------------------------------------------------------------------------------
CALIFORNIA                                                    $  997,298        12%
MICHIGAN                                                         654,632         8
PENNSYLVANIA                                                     500,998         6
OHIO                                                             439,359         5
FLORIDA                                                          431,008         5
OTHER                                                          5,360,241        64
                                                              ----------       ---
          Total                                               $8,383,536       100%
--------------------------------------------------------------------------------------

     Geographic concentration carries a risk of increased delinquency and/or loss if a specific area suffers an economic downturn. Advanta Mortgage monitors economic conditions in those regions through market and trend analyses. Senior management of Advanta Mortgage meets throughout the year to update lending policies based on the results of these analyses.

     In 1999, approximately 57% of Advanta's total revenues were derived from Advanta Mortgage.

     ORIGINATION CHANNELS

Currently, Advanta Mortgage generates most of its loans through direct originations and through our network of more than 600 brokers. Our direct origination channels consist of our national call center and our 60 loan production offices located throughout the country. We directly originate mortgage loans from consumers using targeted direct mail and direct response television and radio advertising. Using our information based strategy we identify and market to prospective customers who are most likely to respond and result in a profitable relationship for Advanta.

     In the past, we also relied on indirect originations through our conduit and corporate finance divisions within Advanta Mortgage to acquire mortgage loans through correspondent relationships and purchases from other financial institutions. We curtailed these indirect origination activities during 1999 to the extent we determined that they were no longer consistent with our strategy and did not meet our profitability and return goals. For similar reasons, during the first quarter of 1999, we exited our auto finance business through which we formerly engaged in the financing of automobile purchases by consumers with non-conforming credit characteristics.

     Because directly originated loans are more profitable and generally perform better with respect to delinquencies, prepayments and charge-offs than loans we originate through indirect channels, we are focused on increasing direct originations as a percentage of our mortgage loan portfolio. Our portfolio of directly originated mortgage loans increased by 37.1% for the year ended December 31, 1999 as compared to the year ended December 31, 1998, and represented 42.4% of the managed loan portfolio at December 31, 1999 as compared to 31.8% at December 31, 1998. Our broker portfolio increased by 21.2% for the year ended December 31, 1999 as compared to the year ended December 31, 1998, and represented 15.2% of the managed mortgage loan portfolio at December 31, 1999 as compared to 12.9% at December 31, 1998.

     The following table sets forth the volume of originations, broken out by origination channel, for the years ended December 31, 1999 and December 31, 1998.

                                                             YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)                               ----------------------------------------------------
                                                         1999                        1998
                                               ------------------------    ------------------------
                                                  LOAN        NUMBER OF       LOAN        NUMBER OF
            ORIGINATION CHANNELS               RECEIVABLES      LOANS      RECEIVABLES      LOANS
---------------------------------------------------------------------------------------------------
DIRECT                                         $1,621,037      35,515      $1,655,399      29,846
BROKER                                            542,115       6,200         475,427       5,856
CONDUIT                                           449,848       5,843       1,752,968      22,656
CORP. FINANCE                                      37,939         528       1,325,447      17,430
AUTO                                                5,103         375         104,350       8,531
                                               ----------      ------      ----------      ------
TOTAL ADVANTA MORTGAGE LOANS                   $2,656,042      48,461      $5,313,591      84,319
---------------------------------------------------------------------------------------------------

     UNDERWRITING

We have been lending to non-conforming borrowers since 1986. We believe that our knowledge of the non-conforming mortgage industry, together with our expertise in analyzing and predicting consumer behavior, affords us an advantage in our ability to manage risk through the underwriting process.

     We have an experienced staff of underwriters within Advanta Mortgage. The underwriting guidelines used in our mortgage business are designed to consider the value and adequacy of the mortgaged property as collateral for the proposed mortgage loan as well as the borrower's credit standing and repayment ability. We further tailor these underwriting guidelines to the type of product, for example whether the loan is a first or second lien, or whether it is a closed-end mortgage or a revolving home equity line of credit. There are three major steps in the underwriting process: (1) identify the eligibility and appropriate credit grade of the mortgagor; (2) evaluate the eligibility and lendable equity of the mortgaged property; and (3) ensure the loan terms are acceptable for that credit grade. We have developed standardized underwriting guidelines for our national call center and our network of 60 loan production offices.

     We have also originated mortgage loans through indirect channels by purchasing mortgage loans or pools of mortgage loans, in whole or in part, from correspondents and other unaffiliated third party originators. The underwriting guidelines used by unaffiliated originators may deviate from our own underwriting guidelines. In these circumstances, we will reunderwrite a representative sample of the mortgage loans.

     We are implementing the Advanta Intelligent Mortgage System, or AIMS, which is our proprietary automated sales and underwriting system that is designed to enable loan officers to structure multiple loan options for customers quickly. AIMS is designed to rapidly analyze customer-specific information against a set of criteria, including our underwriting guidelines, and generate a number of alternative products and pricing structures that will meet our customers' stated needs, consistent with our profitability objectives. AIMS will automate the underwriting and pricing functions in our mortgage business. We expect this to increase our efficiency by reducing the time it takes to structure a product that is tailored to the needs of a particular customer. We expect AIMS to be fully operational in our national call center by March 31, 2000 and believe that it will further increase our effectiveness in direct originations. We intend to introduce AIMS within our other mortgage origination channels by the end of 2000. Once AIMS has been fully implemented, we expect it will provide us with a single platform for mortgage loan originations across all channels and create operating and system efficiencies in our mortgage business.

     RISK-BASED PRICING

In conjunction with the underwriting process, we manage risk in our mortgage business through risk-based pricing. Using our customized models, we analyze customer-specific data that is housed in our database, including both credit-related and non-credit customer attributes. Based on the results of this analysis, we are able to price the mortgage loans that we offer to a potential borrower to account for that borrower's risk profile.

This risk-based approach to pricing allows us to offer a variety of products and pricing structures that meet the customer's needs, consistent with our profitability goals.

     Under applicable federal law, Advanta National Bank and Advanta Bank Corp., our bank subsidiaries, may charge interest and assess prepayment penalties at the levels permitted by the laws of the state where the bank is located and may "apply" those rates and fees related to those rates on loans to borrowers in other states. We believe we have a competitive advantage in pricing our mortgage loan products because we are able to export interest rates and prepayment penalties on any of the loans that we originate through our bank subsidiaries. This provides us with greater flexibility in pricing and structuring mortgage loans. For the year ended December 31, 1999, 82% of our mortgage loan originations were originated and funded through Advanta National Bank and Advanta Bank Corp.

     SERVICING AND COLLECTIONS

Advanta Mortgage performs the servicing for its mortgage loans.

     Our servicing activities consist principally of:

     - collecting and posting all payments;

     - responding to inquiries of customers or federal, state or local government authorities;

     - investigating delinquencies;

     - initiating contact with borrowers who are delinquent in payment of a loan installment;

     - supervising foreclosures and property dispositions in the event of unremedied defaults;

     - reporting tax information to mortgagors;

     - accounting for collections;

     - furnishing monthly and annual statements to the trustee for our securitization trusts; and

     - with respect to securitization transactions, making payment advances when required.

     In addition, Advanta Mortgage services the home equity loans of unaffiliated third parties for a fee through its subservicing business. Advanta Mortgage's subservicing portfolio totaled approximately $11.9 billion at December 31, 1999, as compared to $8.3 billion at December 31, 1998. We bear no risk of credit loss on the receivables in this portfolio of subserviced loans, and these loans are not included in our portfolio of managed assets.

ADVANTA BUSINESS CARDS

     OVERVIEW

Advanta Business Cards, a business unit of Advanta, is one of the nation's leading providers of business credit cards to small businesses. Advanta Business Cards offers MasterCard(R) business credit cards to small businesses using targeted direct mail and the Internet. The "Advanta Business Card" is issued and funded by Advanta Bank Corp. MasterCard licenses banks and other financial institutions, such as Advanta Bank Corp., to issue business credit cards using its trademark and to use its interchange network. Advanta Bank Corp. receives an interchange fee as compensation for the funding and credit and fraud risk it assumes when its cardholders use the Advanta Business Card. MasterCard sets the interchange fee as a percentage of each credit card transaction (currently averaging approximately 2.17%).

     Our standard product is a MasterCard business credit card that provides our customers with access, through merchants, banks and ATMs, to an instant unsecured revolving business credit line. Under the terms of our cardholder agreements, our business cards may be used for business purposes only. We offer a number of benefits that we believe are important to small business owners including:

     - personalized company checks, which can be used at the same interest rate as credit card purchases;

     - additional cards for employees at no fee with the ability to set individual spending limits;

     - detailed quarterly and annual expense management reports that categorize purchases and itemize charges for record keeping and tax purposes; and

     - access to cash advances up to the full credit line at the same interest rate as credit card purchases.

Our business credit card also offers free auto rental insurance, free purchase protection service for a specified time period and several free emergency assistance and referral services.

     On a limited basis, we also offer a bonus miles program for an annual fee. Under this program, the cardholder receives credit toward the purchase of airline tickets with each card purchase. Additionally, we offer a travel card. Use of the travel card entitles the cardholder to discounts at various hotels and restaurants along with all of the benefits described above. We expect to continue to expand our business credit card product offerings and look for innovative ways to tailor products to the unique needs of small businesses.

     The interest rate and credit line size we offer vary, and are ultimately determined based upon the credit history and creditworthiness of the borrower. At December 31, 1999, the average credit line was approximately $10,000. The interest rate, which is based on a LIBOR (London Interbank Offered Rate) index, will typically range from approximately 12% to 20%. In most cases, the rate will change with changes in LIBOR and is subject to a minimum below which the rate cannot fall.

     Advanta Business Cards generates interest and other income through finance charges assessed on outstanding loans, interchange income, and cash advance and other credit card fees.

     The managed portfolio of Advanta Business Cards grew from $815 million at December 31, 1998 to $1.04 billion at December 31, 1999. In 1999, approximately 21% of Advanta's total revenues were derived from Advanta Business Cards.

     ORIGINATIONS

Advanta Business Cards originates substantially all of its accounts using direct marketing techniques. The primary sources of new accounts are direct mail advertising to prospective customers and the Internet. The Advanta Business Cards marketing program is the result of extensive ongoing testing of various marketing campaigns that target different segments of the small business market. The success of each campaign is measured by both the cost of acquisition of new business and the credit performance of the resulting business. Advanta Business Cards originated over 140,000 new accounts during the year ended December 31, 1999.

     During 1999, we successfully applied our information based strategy in this business to expand the universe of potential business card customers. Additionally, in July 1999 Advanta Business Cards became one of the first business card issuers to offer instant credit decisions over the Internet. We believe that many of our business card customers will prefer to receive their statements and other customer service activities over the Internet. Therefore, we plan to strengthen our Internet capabilities in this business during 2000. We believe that developing our Internet capabilities can decrease both the account acquisition and servicing costs for this business.

     UNDERWRITING AND RISK-BASED PRICING

Advanta Business Cards has developed sophisticated modeling techniques for assessing the creditworthiness of potential cardholders. Because the owner or other authorized officer of our small business customer is a co-obligor on our business credit card account, we consider credit-related and other relevant data about both the business and the individual in our assessment of the creditworthiness of potential cardholders. Through the application process, we verify the applicant's demographic information and collect current sales and income statistics. This information, coupled with credit reports received from external credit reporting agencies, forms the basis for our decision to extend credit. Using a proprietary scoring system, we rank our prospective cardholders based upon their expected creditworthiness and profitability potential.

     Upon the completion of credit assessment and identification of potential cardholders that meet our criteria via the initial screening process, we offer a range of potential interest rates for which the cardholder may be eligible. These offers are subject to verification of information provided by the potential cardholder through the application process. If the applicant is approved, the actual interest rate and credit line size assigned reflects the level of risk in the cardholder's creditworthiness.

     When a cardholder is first approved, our profile of that cardholder is limited and based solely on historical information. As we compile information regarding each cardholder's behavior over time, we maintain and continually update our performance database. We believe that the information we gather over time regarding actual account performance and cardholder behavior becomes a better indicator of future performance than the criteria initially used to score the cardholder. Therefore, we periodically re-score the cardholder based on all of the information we accumulate, and use this information to evaluate and potentially adjust the interest rate and the credit line size that we make available to the cardholder.

     With 30 days notice, we may reprice any account at our discretion, typically based upon changes in a cardholder's credit standing. The credit line size may also be adjusted up or down based on our continual credit monitoring. To discourage delinquent payments, we use "penalty pricing" and automatically apply a 3% increase to the interest rate on any account that is two payment cycles delinquent.

     SERVICING AND COLLECTIONS

Advanta Business Cards performs most of the servicing for our business credit card accounts. Other data processing and administrative functions associated with the servicing of our business credit card portfolio are outsourced to First Data Resources, Inc., including: authorizing transactions through the MasterCard system; performing billing and settlement processes; generating and monitoring monthly billing statements; and issuing credit card plastics and new account agreements.

     Advanta Business Cards has a collections staff that performs the collection activities for our business credit cards. Accounts are recognized as delinquent one day after a monthly cycle in which no payment is received for an account that had a balance in the prior billing cycle. Collection activity involves contacting the cardholder and taking other appropriate actions. We continually monitor the effectiveness of our collection efforts and make process improvements as we deem necessary.

     Advanta Business Cards discourages delinquent payments by assessing a late fee. In addition, the collections staff aggressively pursues late payments. In cases where our collection efforts are unsuccessful, the account balance is "charged-off" 180 days after the payment due date. However, we continue to pursue recovery over a longer time period in cases where we believe full or partial payment is probable. For accounts for which we have received a notice of a bankruptcy of the business, we use a 90-day investigation period to determine whether we should challenge the bankruptcy petition or the discharge of amounts owed to us. Following that 90-day period, we charge off the outstanding balance.

ADVANTA LEASING SERVICES

     OVERVIEW

Advanta Leasing Services, a business unit of Advanta, offers flexible lease financing programs to small businesses. The primary products that we offer through our leasing business consist of leases for small-ticket items such as computers, copiers, fax machines and other office equipment. Advanta Leasing Services originates and funds its leases and other equipment financing arrangements through Advanta Bank Corp. Advanta Leasing Services uses direct mail and telemarketing to market its products. Repeat business from existing customers generates additional business.

     Our leases are generally priced on a fixed rate basis. The average lease size is approximately $13,400 and the average lease term is 47 months.

     Managed lease receivables at December 31, 1999 totaled approximately $796 million, compared to approximately $670 million at December 31, 1998. Advanta Leasing Services originated leases in the amount of approximately $454 million for the year ended December 31, 1999 and approximately $328 million for the year ended December 31, 1998. In 1999, approximately 9% of Advanta's total revenues were derived from Advanta Leasing Services.

     ORIGINATIONS

Advanta Leasing Services originates leases through marketing programs, vendors, brokers and bulk or portfolio purchases. Advanta Leasing Services establishes both formal and informal relationships with equipment vendors. As a result of previous transactions with Advanta Leasing Services, vendors may recommend that prospective customers make a credit application to Advanta Leasing Services for financing. A more formal program between Advanta Leasing Services and a vendor may offer prospective customers financing at pre-arranged rates, based upon the vendor's equipment, and terms and conditions approved by Advanta Leasing Services. Advanta Leasing Services also originates contracts through the use of brokers. In a typical broker transaction, the broker refers potential customers to Advanta Leasing Services and the broker is paid a referral fee. In order to maximize the profitability of our leasing business, we are leveraging our information based strategy to change the strategic focus. We are planning to shift the focus away from those broker sources that do not meet our profitability objectives to more profitable vendor and direct origination channels.

     UNDERWRITING

In connection with the origination or acquisition of leases, Advanta Leasing Services performs a thorough credit review of all prospective customers. The credit review process typically begins when the prospective customer completes a credit application. We enter the completed credit application into our computerized application processing system called the Advanced Credit Entry System, or ACE. We can enter applications into ACE internally, or applications can be entered externally by third parties, such as brokers or vendors. Our credit decision is based on several credit-related attributes using our customized credit scoring model.

     Credit applications can be automatically approved or rejected based on the dollar amount of the application and a credit score falling within a range in the model. For those credit applications not falling within a specified dollar amount and/or credit score, we base our credit decision on an analysis by our credit staff utilizing underwriting criteria developed by Advanta Leasing Services.

     In addition, we have personnel in our credit department who are dedicated to performing reviews of potential new vendors and brokers to ensure compliance with our overall credit policies and procedures. In reviewing new relationships with vendors and brokers, Advanta Leasing Services considers, among other things, length of time in business, bank, credit and trade references, Dunn & Bradstreet reports, and credit bureau reports on all of the officers of the vendor being reviewed.

     SERVICING AND COLLECTIONS

Advanta Leasing Services performs collection activities with respect to delinquent contracts. Each lease contract has a provision for assessing late charges in the event that a customer fails to make a payment on the contract on the related due date. We typically initiate telephone contact when an account is between one and 16 days past due, depending on certain established criteria. Telephone contact is continued throughout the delinquency period. If the account continues to be delinquent, Advanta Leasing Services may exercise any remedies available to it under the terms of the contract, including termination and acceleration of the lease contract. We evaluate each contract on the merits of the individual situation taking into consideration the equipment value and the current financial strength of the customer.

     If collection activities are unsuccessful, we typically charge off the account at 121 days past due. An account may be charged off prior to 121 days if we determine that there will be no further payments made.

     At the time an account is charged-off, the account is referred to Advanta Leasing Services' in-house litigation department to determine whether to pursue the customer or any personal guarantor on the contract through litigation. If we determine not to pursue an account through litigation it may be referred to a third party collection agency to enforce the original terms of the contract. In cases where the customer files for bankruptcy, the Advanta Leasing Services' legal recovery department follows up with the debtor to determine whether the debtor intends to assume or reject the contract. In many cases, although the customer has filed for bankruptcy protection from its creditors, it continues to make regular payments on its contract.

OTHER BUSINESSES

     ADVANTA INSURANCE COMPANIES

Our life/health and property/casualty insurance subsidiaries, Advanta Life Insurance Company and Advanta Insurance Company, respectively, provide insurance and related products to two distinct markets, existing Advanta customers and the public at large.

     Together with unaffiliated insurance carriers, we offer specialty credit-related insurance products and services to our existing mortgage, business credit card and leasing customers. Advanta Insurance uses direct mail marketing and telemarketing to enroll customers in these programs. The focus of these products is on the customers' ability to repay their debt. These products include coverage for loss of life, disability, involuntary unemployment, accidental death, and lost or damaged equipment. Our insurance subsidiaries generally reinsure all or a portion of the risks associated with these products or services. Under reinsurance agreements our insurance subsidiaries assume a proportional quota share of the risk from the unaffiliated insurance carriers. In consideration for assuming these risks, our insurance subsidiaries receive reinsurance premiums equal to the proportional percentage of the net premiums collected by the insurance carriers, less a ceding fee as defined by the reinsurance treaties, and proportional acquisition expenses, premium taxes and loss payments made by the carriers on these risks.

     Advanta Insurance also markets insurance and related products and services of third parties to the public at large. During 1999 we increased our focus on this market. Through a strategic alliance with Progressive Casualty Insurance Company formed in 1996 for an initial term of 5 years, Advanta Insurance provides its direct marketing expertise to market Progressive's automobile insurance policies nationwide. Generally, Progressive's automobile policies provide for automobile liability protection up to $500,000 and automobile physical damage protection up to $100,000, as defined under specific policy and customer requirements. As part of the alliance, Advanta Insurance Company and Progressive have also entered into a quota share reinsurance agreement that provides that Advanta Insurance Company assumes 50% of all risks and expenses on automobile policies written by Progressive under the insurance programs being marketed.

     Through other strategic alliances or partnership arrangements, we are developing and testing the market for a number of new products including critical illness, term life with no medical exam, and disability insurance. We are currently testing a product that permits customers to receive discounts on prescriptions, dental services and certain other health related goods and services at the point of sale. Each of these efforts is designed to take advantage of our unique skills in database and information management, analysis and targeted direct marketing.

     In addition, prior to the closing of the Consumer Credit Card Transaction, we offered credit-related insurance products to our consumer credit card customers. Our insurance subsidiaries no longer reinsure these insurance risks. Our insurance subsidiaries are, however, obligated to reimburse the unaffiliated insurance carriers for losses and loss adjustment expenses paid on losses incurred on risks assumed on or before February 20, 1998; and our insurance subsidiaries maintain loss and loss expense reserves for these losses and expenses.

     ADVANTA PARTNERS

Advanta Partners LP, formed in 1994, is our private equity investment affiliate. This entity focuses primarily on growth capital financings, restructurings and management buyouts in the financial services, electronic commerce customer service, and other consumer and data information management services industries. The investment objective of Advanta Partners LP is to earn attractive returns by building the long-term values of the businesses in which it invests. Advanta Partners LP combines transaction expertise, management skills and a broad contact base with strong industry-specific knowledge.

DEPOSITORY INSTITUTIONS

We own two depository institutions, Advanta National Bank and Advanta Bank Corp. Advanta National Bank is a national banking association organized under the laws of the United States of America with its headquarters and sole branch currently located in Wilmington, Delaware. Advanta currently conducts a large portion of Advanta Mortgage's business and, before to February 20, 1998, conducted a large portion of its consumer credit card business through Advanta National Bank.

     Advanta Bank Corp. is an industrial loan corporation organized under the laws of the State of Utah with its principal executive offices located in Salt Lake City, Utah. Currently, Advanta Bank Corp.'s principal activities consist of the issuance of the "Advanta Business Card" credit card, small ticket equipment lease financing and originating and servicing a portion of Advanta Mortgage's mortgage loans.

DEPOSIT, SAVINGS AND INVESTMENT PRODUCTS

Deposits with each of our bank subsidiaries are insured by the FDIC. Our banks offer a range of insured deposit products that are used to fund loan and lease originations at the banks. Advanta National Bank's deposit products include money market savings accounts, retail certificates of deposit and large denomination certificates of deposit of $99,000 or more. Advanta Bank Corp.'s deposit products include retail certificates of deposit and large denomination certificates of deposit of $99,000 or more. At December 31, 1999, we had total deposits of $1.5 billion at our banks, compared to $1.8 billion as of December 31, 1998. The banks generate retail deposits from repeat deposits from existing customers and from new depositors attracted by direct mail solicitations, newspaper and other media advertising and over the Internet.

     Since 1951, Advanta Corp. and its predecessor Teachers Service Organization, Inc. have offered unsecured debt securities of Advanta Corp., in the form of RediReserve Certificates and Investment Notes to retail investors through Advanta's retail note programs. These debt securities are a secondary funding source for Advanta Corp. and provide funding diversity. These debt securities have been sold predominantly on a direct basis by Advanta Corp. in select states. The RediReserve Variable Rate Certificates are payable on demand and the maturities on the Investment Notes range from 91 days to ten years. The RediReserve Certificates and Investment Notes generally require an initial minimum investment of $5,000 and are obligations of Advanta Corp. that are not insured or guaranteed by any public or private entity. We change the interest rates that we offer frequently, depending on market conditions and our funding needs. The rates also vary depending on the size of each investment. As of December 31, 1999, $235.3 million of RediReserve Certificates and Investment Notes were outstanding with interest rates ranging from 6.02% to 11.34%.

GOVERNMENT REGULATION

     ADVANTA CORP.

Advanta Corp. is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). We own Advanta National Bank, which is a "bank" as defined under the BHCA as amended by the Competitive Equality Banking Act of 1987 ("CEBA"). However, under grandfathering provisions of CEBA, we are not required to register as a bank holding company because Advanta National Bank, which takes demand deposits but does not make commercial loans, did not come within the BHCA definition of the term "bank" prior to the enactment of CEBA. Under CEBA, our other banking subsidiary, Advanta Bank Corp., is not considered a "bank" for purposes of the BHCA. Accordingly, our ownership of it does not impact our exempt status under the BHCA.

     Under CEBA, Advanta National Bank is subject to certain restrictions, such as limiting its activities to those in which it was engaged prior to March 5, 1987 and not acquiring control of more than 5% of the stock or assets of an additional "bank" or "savings association," as these terms are defined in the BHCA. Before September 30, 1996, CEBA also contained restrictions that limited Advanta National Bank's growth rate to not more than 7% per year. This growth cap of 7% was eliminated in September 1996 by an amendment to the BHCA, creating substantial new flexibility for asset liability management at Advanta National Bank. On November 12, 1999, the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Financial Modernization Act") was adopted and it will become effective on May 12, 2000. The Financial Modernization Act will further ease some of the limitations on Advanta National Bank that are imposed by CEBA, including restrictions that prohibit Advanta National Bank from cross-marketing products or services of an affiliate that are not permissible products or services for bank holding companies under the BHCA. The elimination of this restriction will create additional flexibility for us in the marketing of our financial services products.

     Because we are not a bank holding company, we are not subject to examination by the Federal Reserve Board, other than for purposes of assuring continued compliance with CEBA restrictions, as discussed above. Prior to the enactment of the Financial Modernization Act, if Advanta Corp. or Advanta National Bank had ceased complying with the restrictions set forth in CEBA, registration as a bank holding company under the BHCA would be required. Registration as a bank holding company is not automatic and would subject us and our subsidiaries to inspection and regulation by the Federal Reserve Board. Under the Financial Modernization Act, should Advanta Corp. or Advanta National Bank fail to comply with any of the restrictions applicable to them under CEBA, there will be a 180-day right to cure period following receipt of a notice from the Federal Reserve Board. During the cure period we will be required to either cease or correct the activity that is not in compliance, or submit to the Federal Reserve Board a plan to cease the activity within a timely manner that is not in excess of one year and implement procedures that will avoid a reoccurrence of the activity. The opportunity to cure or remediate an activity that is out of compliance significantly reduces the risk that Advanta Corp. will be required to register as a bank holding company under the BHCA.

     ADVANTA NATIONAL BANK

Advanta National Bank is subject to regulation and periodic examination, primarily by the Office of the Comptroller of the Currency (the "OCC"). The OCC's regulations relate to the maintenance of reserves for certain types of deposits and other products offered by a bank, the maintenance of certain financial ratios, the terms on which a bank may engage in transactions with its affiliates and a broad range of other banking practices. As a national bank, Advanta National Bank is also subject to provisions of federal law which restrict its ability to extend credit to its affiliates or pay dividends to Advanta Corp.

     Advanta National Bank is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the "FFIEC"). These guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank's total capital is required to be "tier I capital," comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, "tier II capital," may consist of other preferred stock, certain hybrid debt/equity instruments, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for national banks, which are calculated by dividing tier I capital by total average assets. Recognizing that the risk-based capital standards address only credit risk, and not interest rate, liquidity, operational or other risks, many national banks are expected to maintain capital in excess of the minimum standards.

     In addition, pursuant to provisions of the FDIC Improvement Act of 1991 (the "FDICIA") and related regulations with respect to prompt corrective action, FDIC-insured institutions such as Advanta National

Bank may only accept brokered deposits without FDIC permission if they meet specified capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are "well-capitalized." To be "well-capitalized," a bank must have a ratio of combined tier I and tier II capital to risk-weighted assets of not less than 10%, tier I capital to risk-weighted assets of not less than 6%, and a tier I leverage ratio of not less than 5%.

     Advanta National Bank's ratio of combined tier I and tier II capital to risk-weighted assets was 14.86% as of December 31, 1999, and 12.12% as of December 31, 1998. In each case, Advanta National Bank had capital levels that met the definition of "well-capitalized" under the regulatory framework for prompt corrective action.

     ADVANTA BANK CORP.

Advanta Bank Corp., a Utah-chartered industrial loan corporation, is a depository institution subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. Under its banking charter, Advanta Bank Corp. may make consumer and commercial loans and may accept all FDIC-insured deposits other than demand deposits such as checking accounts. Advanta Bank Corp. is subject to the same regulatory and supervisory processes as commercial banks.

     Advanta Bank Corp. is subject to provisions of federal law which restrict and control its ability to extend credit and provide or receive services between affiliates. Advanta Bank Corp. is subject to the same FFIEC capital adequacy guidelines as Advanta National Bank. See "Business -- Government
Regulation -- Advanta National Bank." In addition, the FDIC has regulatory authority to prohibit Advanta Bank Corp. from engaging in any unsafe or unsound practice in conducting its business.

     Advanta Bank Corp.'s combined total capital ratio of tier I and tier II capital to risk-weighted assets was 13.28% as of December 31, 1999 and 14.13% as of December 31, 1998. In each case, Advanta Bank Corp. had capital levels that met the definition of "well-capitalized" under the regulatory framework for prompt corrective action.

     LENDING AND LEASING ACTIVITIES

Our lending activities are also subject to regulation under various federal and state laws including the Truth-in-Lending Act, the Home Ownership and Equity Protection Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Community Reinvestment Act, the Electronic Funds Transfer Act, the Real Estate Settlement Procedures Act and the Fair Credit Reporting Act. Provisions of these statutes and related regulations require disclosure to borrowers of finance charges in terms of an annual percentage rate, prohibit discriminatory practices in extending credit, require our FDIC-insured banking institutions to serve the banking needs of their local communities and regulate the dissemination and use of information relating to a borrower's creditworthiness. Certain of these statutes and regulations also apply to our leasing activities. In addition, some of our direct and indirect subsidiaries that are engaged in our mortgage business are subject to licensure and regulation in various states as mortgage bankers, mortgage brokers, and originators, sellers and servicers of mortgage loans.

     DIVIDENDS

There are various legal limitations on the extent to which Advanta National Bank can supply funds through dividends to Advanta Corp. The prior approval of the OCC is required if the total of all dividends declared by Advanta National Bank in any calendar year exceeds its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus accounts. In addition, Advanta National Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. The OCC also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in any unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC could claim that a dividend payment might be an unsafe or unsound practice.

     During 1998, in connection with the Consumer Credit Card Transaction, the OCC approved the payment of a special dividend/return of capital of $1.3 billion from Advanta National Bank to Advanta Corp. As a result of this extraordinary dividend and the dividend restrictions described above, Advanta National Bank will not be eligible to declare any dividends to Advanta Corp. without the OCC's prior approval until at least the first quarter of 2001.

     Although Advanta Bank Corp. is not subject to specific limitations on its ability to pay dividends, it is possible, depending upon the financial condition of Advanta Bank Corp. and other factors, that the FDIC could claim that a dividend payment might be an unsafe or unsound practice. In this event, Advanta Bank Corp. would be limited in its ability to pay dividends to Advanta Corp.

     TRANSFERS OF FUNDS

Sections 23A and 23B of the Federal Reserve Act also impose restrictions on Advanta National Bank and Advanta Bank Corp. These restrictions limit the transfer of funds by the depository institution to certain of its affiliates, including Advanta Corp., in the form of loans, extensions of credit, investments or purchases of assets. These transfers by any one depository institution to us or any other single affiliate are limited in amount to 10% of the depository institution's capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the depository institution's capital and surplus. These loans and extensions of credit are also subject to various collateral requirements. Sections 23A and 23B of the Federal Reserve Act also require generally that the depository institution's transactions with its affiliates be on terms no less favorable to the bank than comparable transactions with unrelated third parties. In addition, in order for us to maintain our grandfathered exemption under CEBA, Advanta National Bank is not permitted to make any loans to us or any of our subsidiaries.

     REGULATION OF INSURANCE

Our insurance subsidiaries are subject to the laws and regulations of, and supervision by, the states in which they are domiciled or have obtained authority to transact insurance business. These states have adopted laws and regulations which govern all insurance policy underwriting, rating, licensing, marketing, administration and financial operations of an insurance company, including dividend payments and financial solvency. In addition, our insurance subsidiaries have registered as an Arizona Holding Company which requires an annual registration and the approval of certain transactions between all affiliated entities.

     The maximum dividend that any of our insurance subsidiaries can distribute to Advanta Corp., in any twelve month period without prior approval of the State of Arizona Department of Insurance is the lesser of:

     - 10% of the subsidiary's statutory surplus; or

     - for any given twelve-month period, its net income, if it is a life insurance company; or

     - for any given twelve-month period, its net investment income, if it is a property and casualty insurance company.

     In 1999, Advanta Life Insurance Company declared and paid dividends to Advanta Corp. in the amount of $1.2 million. In 1998, Advanta Insurance Company declared and paid dividends in the amount of $37.5 million to Advanta Corp., of which $35.0 million was classified as an extraordinary dividend. Advanta Insurance Company applied for and received approval from The Arizona Department of Insurance to pay this extraordinary dividend. Also in 1998, Advanta Life Insurance Company declared and paid dividends in the amount of $1.2 million to Advanta Corp.

     The State of Arizona has adopted minimum risk-based capital standards as developed by the National Association of Insurance Commissioners. Risk-based capital is the quantification of an insurer's investment, underwriting, reserve and business risks in relation to its total adjusted capital and surplus. The ratio of an insurer's total adjusted capital and surplus is compared to various levels of risk-based capital to determine what intervention, if any, is required by either the insurance company or an insurance department. As of

December 31, 1999, our insurance subsidiaries met all risk-based capital standards and required no intervention by any party.

     Our insurance subsidiaries reinsure risks using underwriting insurance practices and rates which are regulated in part or fully by state insurance departments. State insurance departments continually review and modify these rates based on prior historical experience. Any modifications may impact the future profitability of our insurance subsidiaries.

LEGAL DEVELOPMENTS

Because the banking and finance businesses in general are the subject of the extensive regulation described above at both the state and federal levels, and because numerous legislative and regulatory proposals are advanced each year which, if adopted, could affect our profitability or the manner in which we conduct our activities, we cannot predict the extent of the impact of any new laws or regulations.

     Various legislative proposals and initiatives relating to the banking and finance businesses have been or will be introduced in Congress. Recently, an FDIC discussion draft proposal has been made public relating to capital requirements of subprime lenders. Under the proposal, regulatory capital required to be held for certain mortgage or other loans that are considered subprime would be increased. We are primarily in the lending and leasing businesses. At this time we have not yet quantified the amount of our mortgage, business credit card and lease receivables that could be categorized as "subprime" under the FDIC's proposal. If a substantial portion of our loan and lease receivables were to meet the FDIC's proposed definition of "subprime" and the draft proposal were to be adopted, the increased regulatory capital requirements could have a negative impact on our financial results. This is one of several regulatory and legislative initiatives focused on the subprime mortgage business that potentially could impact the manner in which we conduct our business and our financial results. Other federal legislative proposals and initiatives that could impact our businesses include financial privacy initiatives that would restrict the permissible use of customer-specific financial and other credit information, and statutory changes to the Real Estate Settlement Procedures Act, the Truth in Lending Act and the Home Ownership Equity Protection Act. Additionally, a number of states are considering, and others likely will consider, legislative and regulatory initiatives related to subprime mortgage lending and financial privacy. It is impossible to determine whether any of these proposals or initiatives will be adopted or occur and, if so, the magnitude of any impact they will have on the manner in which we conduct our business and our financial results.

COMPETITION

As a marketer of financial services and credit products, we face intense competition from numerous financial services providers. Many of these companies are substantially larger and have more capital and other resources than we do. Competition among lenders can take many forms, including convenience in obtaining a loan, customer service, size of loans, interest rates, prepayment penalties and other types of finance or service charges, duration of loans, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender. Although we believe we are generally competitive in most of the geographic areas in which we offer our services, there can be no assurance that our ability to market our services successfully or to obtain an adequate yield on our loans will not be impacted by the nature of the competition that now exists or may develop.

     In seeking investment funds from the public, we face competition from banks, savings institutions, money market funds, mutual funds, credit unions and a wide variety of private and public entities that sell debt securities, some of which are publicly traded. Many of our competitors are larger and have more capital and other resources than we have. Competition relates to matters such as: rate of return, collateral, insurance or guarantees applicable to the investment, if any; the amount required to be invested; convenience and the cost to and conditions imposed upon the investor in investing and liquidating the investment, including any commissions which must be paid or interest forfeited on funds withdrawn; customer service; service charges, if any; and the taxability of interest.

EMPLOYEES

As of December 31, 1999, we had 2,643 employees. We believe that we have good relationships with our employees. None of our employees are represented by a collective bargaining unit.

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

     We caution readers that any forward-looking information provided by us is not a guarantee of future performance and that actual results may differ materially from those in the forward-looking information as a result of various factors, including but not limited to:

     - Increased credit losses and collection costs associated with a worsening of general economic conditions, rising interest rates, declining real estate values, shifts in product mix within our portfolio of loans, rising delinquency levels, increases in the number of customers seeking protection under the bankruptcy laws, resulting in accounts being charged off as uncollectible, and the effects of fraud by third parties or customers.

     - Intense and increasing competition from numerous providers of financial services who may employ various competitive strategies. We face competition from national, regional and local originators of non-conforming mortgages, business credit cards and business equipment leases, some of which have greater resources than we do.

     - The effects of interest rate fluctuations on our net interest margin and the value of our assets and liabilities; the continued legal or commercial availability of techniques (including interest rate swaps and similar financial instruments, loan repricing, hedging and other techniques) that we use to manage the risk of such fluctuations and the continuing operational viability of those techniques and the accounting and regulatory treatment of such instruments.

     - Difficulties or delays in the securitization of our receivables and the resulting impact on the cost and availability of such funding. Such difficulties and delays may result from changes in the availability of credit enhancement in securitizations, the current economic, legal, regulatory, accounting and tax environments and adverse changes in the performance of the securitized assets.

     - The amount, type and cost of financing available to us, including secured financing, and any changes to that financing including any impact from changes in the current economic, legal, regulatory, accounting and tax environments, adverse changes in the performance of our owned loan portfolio, any impact from changes in our debt ratings and the activities of parties with which we have agreements or understandings, including any activities affecting any investment.

     - Changes in our aggregate accounts, loan balances or subserviced receivables volume, and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing investment made by us, prepayment of loan balances, changes in relationships with significant customers and general economic conditions and other factors beyond our control.

     - The impact of "seasoning" (the average age of a lender's portfolio) on our level of delinquencies and losses which may require a higher allowance for loan losses for on-balance sheet assets and may adversely impact mortgage and business loan and lease securitization income. The addition of account originations or balances and the attrition of such accounts or balances could significantly impact the seasoning of our overall portfolio.

     - The amount of, and rate of growth in, our expenses (including employee and marketing expenses) as our businesses develop or change and we expand into new market areas; the acquisition or disposition of assets (interest-earning, fixed or other); the effects of changes within our organization or in our compensation and benefit plans; and the impact of unusual items resulting from the ongoing evaluation of our business strategies, asset valuations and organizational structures.

     - Difficulties or delays in the development, production, testing and marketing of products or services, including, but not limited to, a failure to implement new product or service programs when anticipated, the failure of or delay in customers' acceptance of these products or services, losses associated with the testing of new products or services or financial, legal or other difficulties as may arise in the course of such implementation.

     - The effects of, and changes in, tax laws, rates, regulations and policies.

     - The effects of, and changes in, social conditions and general economic conditions, including inflation.

     - The effects of, and changes in, the level of scrutiny, regulatory requirements and regulatory initiatives resulting from the fact that our banking and finance businesses are highly regulated and subject to review and examination by federal and state regulators, including the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

     - The effects of, and changes in, monetary and fiscal policies, federal and state laws and regulations (financial, consumer, regulatory or otherwise), and other activities of governments, agencies and other similar organizations, including the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

     - The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims and changes in those items, developments or assertions by or against us or any of our subsidiaries; adoptions of new, or changes in existing, accounting policies and practices and the application of such policies and practices.

ITEM 2.  PROPERTIES.

At December 31, 1999, Advanta owned two buildings in Horsham, Pennsylvania totaling 198,000 square feet. These buildings are primarily used by Advanta Mortgage and Advanta Business Cards. Advanta leased 109,511 square feet in Spring House, Pennsylvania for its principal executive offices as well as some of its Advanta Mortgage operations. Advanta leased an additional 39,203 square feet in two buildings in the Pennsylvania suburbs of Philadelphia that are used to support certain corporate staff functions. In the adjoining state of New Jersey Advanta owned one building consisting of 56,196 square feet and leased 24,090 square feet of office space in 2 buildings for its Advanta Leasing Services and Advanta Business Cards operations. In Delaware, Advanta leased 36,589 square feet of office space for Advanta National Bank. In New York, Advanta leased 4,873 square feet of office space for Advanta Partners. Advanta also leased an additional 164,650 square feet of office space located in 2 buildings in California for Advanta Mortgage and 50,625 square feet of office space in Utah for Advanta Bank Corp.

     In addition to these principal locations in Pennsylvania, New Jersey, New York, Delaware California and Utah, Advanta leased 76,843 square feet of office space in twenty-three states to support its Advanta Mortgage loan production offices. Advanta leased an additional 7,151 square feet of office space in seven states to support Advanta Mortgage and Advanta Leasing Services.

     Advanta leased a total of 5,995 square feet of surplus office space in four states as a result of office relocations related to Advanta Mortgage. Advanta sublets 5,112 square feet of this surplus office space to third parties and 883 square feet remain vacant.

     At December 31, 1999, the total leased and owned office space was 773,726 square feet.

ITEM 3.  LEGAL PROCEEDINGS.

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which Advanta denies, center around Fleet's assertions that Advanta has failed to complete certain post-closing adjustments to the value of the assets and liabilities Advanta contributed to the Fleet LLC in connection with the Consumer Credit Card. Fleet seeks damages of approximately $141 million. Advanta has filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that Advanta contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities Advanta has already assumed. Advanta also has filed a countercomplaint against Fleet for approximately $101 million in damages Advanta believes have been caused by certain actions of Fleet following closing of the Consumer Credit Card Transaction. Formal discovery has begun and is ongoing. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on the financial position or future operating results of Advanta.

     On or about March 26, 1999, a complaint was filed by John Uphaus, individually and on behalf of a class, against Household Bank (Nevada) N.A. ("Household") and Advanta National Bank in the United States District Court for the Northern District of Illinois. Uphaus alleges that he had a credit card account with Household, which account was purchased by Advanta National Bank. He further alleges that the annual percentage rate on a portion of his account was increased in a manner contrary to the promotional material he received. Advanta's preliminary investigation suggests that if a change in interest rate took place, as alleged by Uphaus, that change occurred after the contribution of Advanta's consumer credit card portfolio, and it was made by Fleet LLC. In any event, Fleet LLC is obligated to defend and indemnify Advanta pursuant to the Contribution Agreement and the Licensing Agreement between the parties. Advanta National Bank's response to this complaint was originally due on June 21, 1999. The court has extended this deadline several times to allow the parties to exchange information; thus, no response has been filed by either defendant.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Each of the executive officers of Advanta Corp. and its subsidiaries listed below was elected by the applicable Board of Directors, to serve at the pleasure of the Board in the capacities indicated.

NAME                             AGE                        OFFICE                        DATE ELECTED
------------------------------------------------------------------------------------------------------
Dennis Alter                     57     Chairman of the Board and Chief Executive             1972
                                        Officer
William A. Rosoff                56     Vice Chairman of the Board and President              1996
Philip M. Browne                 40     Senior Vice President and Chief Financial             1998
                                        Officer
George O. Deehan                 57     Chief Executive Officer, Advanta Leasing              1998
                                        Services
James L. Shreero                 39     Vice President and Chief Accounting Officer           1999

     Mr. Alter became Executive Vice President and a Director of Advanta Corp.'s predecessor organization in 1967. He was elected President and Chief Executive Officer in 1972, and Chairman of the Board of Directors in August 1985. Mr. Alter has remained as Chairman of the Board since August 1985. In February 1986, he relinquished the title of President, and in August 1995 he relinquished the title of Chief Executive Officer. In October 1997, Mr. Alter reassumed the title of Chief Executive Officer. Mr. Alter is a director of Next Left, Inc. a privately held internet service company.

     Mr. Rosoff joined Advanta Corp. in January 1996 as a Director and Vice Chairman. In October 1999, Mr. Rosoff became President as well as Vice Chairman of the Board of Advanta Corp. Prior to joining Advanta Corp., Mr. Rosoff was a long time partner of the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, Advanta Corp.'s outside counsel, where he advised Advanta Corp. for over 20 years. While at Wolf, Block, Schorr and Solis-Cohen LLP he served as Chairman of its Executive Committee and, immediately before joining Advanta Corp., as a member of its Executive Committee and Chairman of its Tax Department. Mr. Rosoff is a Trustee of Atlantic Realty Trust, a publicly held real estate investment trust.

     Mr. Browne joined Advanta Corp. in June 1998 as Senior Vice President and Chief Financial Officer. Prior to joining Advanta Corp., he was an Audit and Business Advisory Partner at Arthur Andersen LLP where, for over sixteen years, he audited public and private companies and provided business advisory and consulting services to financial services companies. Mr. Browne had served as the Arthur Andersen engagement partner for Advanta Corp. since 1994.

     Mr. Deehan was elected President and Chief Executive Officer of Advanta Leasing Services in December 1998. Prior to joining Advanta Leasing Services,
Mr. Deehan served AT&T Capital a           company. Mr. Deehan served AT&T
Capital in various capacities, including serving as President of Information Technology Services for AT&T Capital, President and Chief Operating Officer of NCR Credit Corporation, and Senior Vice President of Marketing and Sales of AT&T Capital, Canada. Prior to joining AT&T Capital, Mr. Deehan held numerous positions with financial services companies.

     Mr. Shreero was elected Vice President and Chief Accounting Officer of Advanta Corp. in April 1999. Mr. Shreero has served as Senior Vice President of Advanta Corp.'s subsidiary, Advanta Mortgage Corp. USA since 1993. Prior to joining Advanta Corp., Mr. Shreero served as Senior Manager at Deloitte & Touche, a public accounting firm, from 1989 to 1993, where he performed audits of and provided business consulting services to financial services companies.

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

     Following are the high, low and closing sale prices and cash dividends declared for the last two years as they apply to each class of stock:

                                                                                 CASH
                                                                               DIVIDENDS
QUARTER ENDED:                                    HIGH      LOW      CLOSE     DECLARED
--------------                                   ------    ------    ------    ---------
CLASS B:
March 1998                                       $31.25    $19.69    $21.00     $.0756
June 1998                                         24.25     17.50     19.88      .0756
September 1998                                    20.56      8.25     10.50      .0756
December 1998                                     12.00      5.25     11.06      .0756
March 1999                                       $12.31    $ 7.75    $ 8.94     $.0756
June 1999                                         14.75      7.59     13.56      .0756
September 1999                                    19.13     11.38     11.75      .0756
December 1999                                     15.88     10.44     14.06      .0756
CLASS A:
March 1998                                       $32.75    $21.00    $22.50     $.0630
June 1998                                         26.25     19.25     21.94      .0630
September 1998                                    22.75      9.38     12.88      .0630
December 1998                                     14.88      7.13     13.25      .0630
March 1999                                       $15.19    $10.31    $11.06     $.0630
June 1999                                         18.25      9.63     18.06      .0630
September 1999                                    23.94     14.63     14.63      .0630
December 1999                                     20.38     14.63     18.25      .0630

     At December 31, 1999, the Company had approximately 805 and 315 holders of record of Class B and Class A common stock, respectively.

     Although the Company anticipates that comparable cash dividends will continue to be paid in the future, the payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend on numerous factors including the Company's cash flow, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------
                                          1999          1998          1997          1996          1995
----------------------------------------------------------------------------------------------------------
Summary of Operations(1)
  Noninterest revenues                 $   326,297   $   417,392   $   825,895   $   799,570   $   532,380
  Interest revenues                        246,226       245,340       436,860       354,927       249,566
  Interest expense                         167,676       184,275       324,558       269,700       166,032
  Gain on transfer of consumer credit
    card business                                0       541,288             0             0             0
  Provision for credit losses               42,647        67,193       210,826        96,862        53,326
  Minority interest in income of
    consolidated subsidiary                  8,880         8,880         8,880           222             0
  Operating expenses                       337,061       379,764       621,961       522,952       350,685
  Unusual charges(2)                        16,713       125,072             0             0             0
  Net income                                49,818       447,880        71,625       175,657       136,677
----------------------------------------------------------------------------------------------------------
Per Common Share Data
  Net Income
  Basic
    Combined(3)                        $      1.99   $     16.65   $      1.52   $      4.15   $      3.38
    Class A                                   1.95         16.62          1.45          4.08          3.34
    Class B                                   2.02         16.68          1.57          4.19          3.42
  Diluted
    Combined(3)                               1.96         15.71          1.50          3.89          3.20
    Class A                                   1.93         15.69          1.43          3.86          3.18
    Class B                                   1.99         15.73          1.54          3.91          3.22
  Cash dividends declared
    Class A                                   .252          .252          .440          .380          .290
    Class B                                   .302          .302          .528          .456          .348
  Book value-combined                        23.14         21.26         19.01         18.06         14.35
  Closing stock price
    Class A                                  18.25         13.25         26.25         42.75         38.25
    Class B                                  14.06         11.06         25.38         40.88         36.38
----------------------------------------------------------------------------------------------------------
Financial Condition -- Year End
  Investments and money market
    instruments(4)                     $ 1,387,655   $ 1,662,343   $ 2,092,292   $ 1,653,384   $ 1,089,317
  Gross receivables
    Owned                                1,480,305     1,120,360     3,352,236     2,618,392     2,732,933
    Securitized                          8,760,918     8,659,797    14,505,968    13,670,801     9,482,422
                                       -------------------------------------------------------------------
    Managed                             10,241,223     9,780,157    17,858,204    16,289,193    12,215,355
  Total serviced receivables(5)         22,142,890    18,058,485    27,039,669    19,981,285    12,838,272
  Total assets
    Owned                                3,689,662     3,721,420     6,655,915     5,583,959     4,524,259
    Managed                             11,977,045    12,065,183    20,945,748    19,141,467    13,943,506
  Deposits                               1,512,359     1,749,790     3,017,611     1,860,058     1,906,601
  Long-term debt                           788,508     1,030,147     2,248,172     2,305,081     1,279,190
  Capital securities(6)                    100,000       100,000       100,000       100,000             0
  Stockholders' equity                     589,631       560,304       926,950       852,036       672,964
----------------------------------------------------------------------------------------------------------
Selected Financial Ratios
  Return on average assets                    1.34%        11.95%         1.09%         3.16%         4.06%
  Return on average common equity             8.82         82.76          8.47         25.31         26.15
  Return on average total equity(7)           8.30         64.81          8.12         22.07         24.75
  Equity/managed assets(7)                    5.76          5.47          4.90          4.95          4.81
  Equity/owned assets(7)                     18.69         17.74         15.43         17.05         14.87
  Dividend payout                            15.67          1.62         33.34         10.75          9.97
  As a percentage of managed
    receivables:
    Total loans 30 days or more
       delinquent(8)                           8.2           7.7           6.0           5.4           3.3
    Net charge-offs(8)                         1.6           2.5           5.3           3.2           2.2
    Operating expenses                         3.3           3.6           3.4           2.9           2.9
----------------------------------------------------------------------------------------------------------

(1) Results through February 1998 include the results of the consumer credit card unit.

(2) 1999 amounts included charges associated with cost reduction initiatives in the first quarter and additional costs associated with products exited in the first quarter of 1998. 1998 amounts included severance and outplacement costs associated with workforce reduction, option exercises and other employee costs associated with the Consumer Credit Card Transaction/Tender Offer; expense associated with exited business/product and asset impairment; and equity losses related to exited business/product.

(3) Combined represents a weighted average of Class A and Class B (see Note 1 to Consolidated Financial Statements).

(4) Includes federal funds sold, restricted interest-bearing deposits, trading investments, investments available for sale and subordinated trust assets.

(5) Represents total managed receivables plus contract servicing receivables.

(6) Represents company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta.

(7) In 1999, 1998, 1997 and 1996, return on average total equity, equity/managed assets and equity/owned assets include capital securities as equity. The ratios without capital securities for 1999 were 8.82%, 4.92%, and 15.98%, respectively, for 1998 were 74.75%, 4.64% and 15.06%, respectively, for 1997 were 8.33%, 4.43% and 13.93%, respectively and for 1996 were 22.31%, 4.45%, and 15.26%, respectively.

(8) Beginning in 1996, charge-off rates reflect the adoption of a new consumer credit card charge-off methodology. This new policy related to consumer credit card bankruptcies and provided up to a 90 day investigative period following notification of the bankruptcy petition prior to charge-off.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

OVERVIEW

For the year ended December 31, 1999, we reported net income of $49.8 million or $1.96 per combined common share, assuming dilution, compared to $447.9 million or $15.71 per combined diluted common share for the year ended December 31, 1998. For the year ended December 31, 1997, we reported net income of $71.6 million or $1.50 per combined diluted common share. For the year ended December 31, 1999, net income (loss) was ($11.0) million for Advanta Mortgage, $22.8 million for Advanta Business Cards and $3.0 million for Advanta Leasing Services.

     The earnings reported for 1999 include unusual charges, after tax, of $4.1 million for severance and outplacement costs associated with cost cutting initiatives implemented in the first quarter of 1999 and $6.1 million of additional costs associated with products exited in the first quarter of 1998. In addition, in 1999 we recognized non-operating gains of $16.5 million, after tax, in connection with an investment held by Advanta Partners LP, our private equity investment affiliate, and other non-operating charges of $10.2 million related to our exit from the auto finance business. The earnings for the year ended December 31, 1999 also include a reduction in our retained interest-only strip of $19.4 million, after tax, reflecting the adoption of more conservative fair value assumptions, a $7.3 million after tax charge for the write-down of assets associated with the curtailment of the corporate finance business, and a tax benefit of $50.0 million related to the former consumer credit card business.

     Our earnings reported for 1998 reflect the $541.3 million gain on the Consumer Credit Card Transaction (see Note 9 to the Consolidated Financial Statements), a $62.3 million pretax charge for severance and outplacement costs associated with workforce reduction, option exercises and other employee costs associated with the Consumer Credit Card Transaction/Tender Offer, a $54.1 million pretax charge for expenses associated with exited businesses and products, $41.8 million of equity securities losses and an $8.7 million pretax charge for facility impairments.

     For the year ended December 31, 1998, net income (loss) was $25.1 million for Advanta Mortgage, $11.6 million for Advanta Business Cards and ($1.2) million for Advanta Leasing Services. In addition, included in the net income for 1998 was $10.2 million contributed by the consumer credit card business unit before the Consumer Credit Card Transaction. Net income for 1997 was $33.3 million for Advanta Mortgage, $3.0 million for Advanta Business Cards, $11.8 for Advanta Leasing Services, and $22.9 million for the consumer credit card business unit.

ADVANTA MORTGAGE

OVERVIEW

Advanta Mortgage makes nonconforming home equity loans directly to consumers and through brokers. This business unit originates and services first and second lien mortgage loans, including home equity lines of credit, directly through subsidiaries of Advanta. In addition to servicing and managing the loans it originates, Advanta Mortgage contracts with third parties to service their nonconforming home equity loans on a subservicing basis.

     Our decision to grow the on-balance sheet portfolio of mortgage loans and reduce securitization income, as well as $32.0 million of charges associated with more conservative fair value assumptions related to our retained interests, resulted in Advanta Mortgage reporting a net loss of $11.0 million for the year ended December 31, 1999. This compares to net income of $25.1 million for the year ended December 31, 1998. During 1999, the retained interest-only strip and contractual mortgage servicing rights from Advanta Mortgage securitizations decreased by $75.2 million to $208.3 million at December 31, 1999 as compared to $283.5 million at December 31, 1998. On a pro forma portfolio lender basis, the net income of Advanta Mortgage was $30.3 million in 1999 and $15.6 million in 1998. See "Portfolio Lender Analysis."

     Net income for Advanta Mortgage was $25.1 million for the year ended December 31, 1998, compared to $33.3 million for the year ended December 31, 1997. The decrease in net income in 1998 as compared to 1997 was partially a reflection of our decision to report income for Advanta Mortgage that is essentially equal to that of a portfolio lender, rather than the front-ended income typically reported through gain on sale accounting. During 1998, net income for Advanta Mortgage included a $51.0 million pretax charge recorded to adjust the retained interest-only strip to fair value reflecting increases in prepayment speeds experienced during the year. A similar charge of $42.4 million was recorded in 1997.

SECURITIZATION INCOME

Advanta Mortgage recognized gains of $120.5 million from the securitization and sale of $2.3 billion of loans in the year ended December 31, 1999, and recognized gains of $183.3 million from the securitization and sale of $4.9 billion of loans in the year ended December 31, 1998. Total Advanta Mortgage loan sales/ securitization volume decreased 54% for the year ended December 31, 1999, as compared to the year ended December 31, 1998. The decrease in sales/securitization volume resulted primarily from our decision to grow the portfolio of on-balance sheet loans and our decision to report income that is essentially equal to that of a portfolio lender. Total Advanta Mortgage sales/securitization volume in the year ended December 31, 1998 of $4.9 billion, increased 43% over the volume in the year ended December 31, 1997. The increase in sales/ securitization volume during 1998 resulted primarily from a 45% increase in mortgages originated.

     Gains on the sale of receivables, which represent 5.4% of the loans sold in the year ended December 31, 1999, are higher as a percentage of loans sold than the $183.3 million or 3.8% recognized in 1998, and the $114.4 million or 3.4% recognized in 1997. The increase in gain as a percentage of loans sold for both periods is primarily due to the higher proportion of loans sold that were directly originated. Typically, the gain realized from loans directly originated is higher than the gain from loans that are indirectly originated due to premiums paid to third parties for indirect loan originations. For the year ended December 31, 1999, direct originations represented 61% of Advanta Mortgage's total originations, as compared to 32% in 1998 and 25% in 1997. During 1999, the shift from indirect to direct originations also resulted in improved operating cash flow. Origination fees received from direct originations are a source of cash, whereas, premiums paid on indirect originations are a use of cash.

     For the year ended December 31, 1999, securitization income included a $32.0 million pretax charge associated with more conservative fair value assumptions related to retained interests. Securitization income included pretax charges of $51.0 million for the year ended December 31, 1998 and $42.4 million for the year ended December 31, 1997 to adjust the retained interest-only strip to fair value, reflecting increases in prepayment speeds experienced during those periods.

     The FASB is currently addressing several implementation issues relating to Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." One of these issues relates to an exception SFAS No. 125 currently makes for FDIC-insured institutions. In certain circumstances, the FDIC has the authority to repudiate contracts and reclaim assets transferred. The FDIC, upon reclamation of assets from an FDIC-insured institution, would not be required by law to pay interest between the date of reclamation and the date of payment, which could indicate that the securitized assets would not meet the isolation from creditors criterion established in SFAS No. 125. This has potentially significant implications -- most obviously that many transfers of financial assets by FDIC-insured institutions would not meet the isolation test and would therefore be accounted for as secured borrowings. In January 1998, the FASB staff announced that it would study the issue and said that, in the interim, FDIC-insured institutions need not conclude that the FDIC receivership powers preclude sale accounting. The FDIC recently issued a proposed regulation addressing this issue. Under the FDIC's proposed regulation, subject to certain conditions, the FDIC will not seek to reclaim, recover, or re-characterize as property of an institution or a receivership estate, the financial assets or undivided interest in a loan transferred by an institution to a special purpose entity in connection with a securitization. The timing and ultimate resolution of this matter is uncertain at this time.

PORTFOLIO LENDER ANALYSIS

Beginning in the fourth quarter of 1998, we began to report income for Advanta Mortgage that is essentially equal to that of a portfolio lender, rather than the front-ended income typically reported through gain on sale accounting. Since gain on sale accounting is required under generally accepted accounting principles for securitizations structured as sales, we intend to accomplish this by increasing our use of on-balance sheet funding and decreasing our degree of reliance on securitizations structured as sales over time. In this regard, we began to analyze and evaluate Advanta Mortgage's financial results from a portfolio lender's perspective as well as under generally accepted accounting principles. The following tables present Advanta Mortgage's reported results adjusted to approximate the results of a portfolio lender for the years ended December 31, 1999 and 1998.

($ IN THOUSANDS)                                                   YEAR ENDED DECEMBER 31, 1999
----------------                                              ---------------------------------------
                                                                ADVANTA                     PRO FORMA
                                                               MORTGAGE       PRO FORMA     PORTFOLIO
                                                              AS REPORTED    ADJUSTMENTS     LENDER
-----------------------------------------------------------------------------------------------------
REVENUES:
Securitization income                                          $ 88,548       $ (88,548)    $      0
Interest income                                                 133,367         710,969      844,336
Servicing revenues                                               99,235         (32,177)      67,058
Other revenues, net                                               4,538               0        4,538
-----------------------------------------------------------------------------------------------------
         Total revenues                                         325,688         590,244      915,932
-----------------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                              230,088           7,449      237,537
Interest expense                                                 89,619         462,880      552,499
Provision for credit losses                                      16,731          51,715       68,446
Minority interest in income of consolidated subsidiary            7,482               0        7,482
-----------------------------------------------------------------------------------------------------
         Total expenses                                         343,920         522,044      865,964
-----------------------------------------------------------------------------------------------------
Income (loss) before income taxes                               (18,232)         68,200       49,968
Income tax (benefit) expense                                     (7,238)         26,939       19,701
-----------------------------------------------------------------------------------------------------
Net (loss) income                                              $(10,994)      $  41,261     $ 30,267
-----------------------------------------------------------------------------------------------------

                                                                   YEAR ENDED DECEMBER 31, 1998
                                                              ---------------------------------------
                                                                ADVANTA                     PRO FORMA
                                                               MORTGAGE       PRO FORMA     PORTFOLIO
                                                              AS REPORTED    ADJUSTMENTS     LENDER
-----------------------------------------------------------------------------------------------------
REVENUES:
Securitization income                                          $132,369       $(132,369)    $      0
Interest income                                                 123,550         593,601      717,151
Servicing revenues                                               86,416         (31,016)      55,400
Other revenues, net                                              21,581               0       21,581
-----------------------------------------------------------------------------------------------------
         Total revenues                                         363,916         430,216      794,132
-----------------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                              219,131           8,302      227,433
Interest expense                                                 76,056         389,386      465,442
Provision for credit losses                                      25,577          46,074       71,651
Minority interest in income of consolidated subsidiary            7,395               0        7,395
-----------------------------------------------------------------------------------------------------
         Total expenses                                         328,159         443,762      771,921
-----------------------------------------------------------------------------------------------------
Income before income taxes                                       35,757         (13,546)      22,211
Income tax expense                                               10,667          (4,064)       6,603
-----------------------------------------------------------------------------------------------------
Net income                                                     $ 25,090       $  (9,482)    $ 15,608
-----------------------------------------------------------------------------------------------------

     With respect to the pro forma portfolio lender results, individual line items are stated as if the securitized mortgages were still owned by Advanta and remained on the balance sheet. The pro forma adjustments (1) eliminate the gain on sale, including the servicing component, (2) reflect interest income, interest expense and operating expenses as if the sales had not occurred, and
(3) eliminate the impact of valuation adjustments reflected in the reported results. The pro forma adjustment to provision for credit losses represents the amount by which the provision would have increased from that reported had the securitized Advanta Mortgage loans remained on the balance sheet and the provision for credit losses on the securitized loans been equal to actual reported charge-offs. The actual provision for credit losses of a portfolio lender could differ from the recorded charge-offs depending upon the age and composition of the portfolio and the timing of charge-offs.

     The increase in pro forma portfolio lender net income from $15.6 million in 1998 to $30.3 million in 1999 is due to our focus on direct-to-consumer originations and on profitable loan growth over volume. The increase is also a result of an increase in subservicing revenues due to the growth of the subservicing portfolio.

LOAN ORIGINATIONS

Advanta Mortgage generates loans through multiple origination channels. Home equity loans and lines of credit are originated directly from consumers using targeted direct mail and direct response television and radio techniques, and through our 60 loan production offices throughout the country. Mortgage loans are also originated indirectly through a network of over 600 brokers. In the past, Advanta Mortgage also generated loans indirectly through correspondent relationships and purchases from other financial institutions through its conduit and corporate finance operations. These indirect origination activities were curtailed during 1999. Prior to exiting the auto finance business in the first quarter of 1999, auto finance contracts were purchased from correspondent originators. "Advanta Mortgage loans" include home equity loans, home equity lines of credit and auto loans and exclude loans which were never owned by us, but which we service for a fee ("subservicing" or "contract servicing"). Originations for Advanta Mortgage were as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
($ IN THOUSANDS)                                            1999          1998          1997
-----------------------------------------------------------------------------------------------
Direct                                                   $1,621,037    $1,655,399    $  865,001
Broker                                                      542,115       475,427       266,002
Conduit                                                     449,848     1,752,968     1,238,339
Corporate Finance                                            37,939     1,325,447     1,103,083
Auto                                                          5,103       104,350       194,807
-----------------------------------------------------------------------------------------------
  Total                                                  $2,656,042    $5,313,591    $3,667,232
-----------------------------------------------------------------------------------------------
Number of accounts:
Direct                                                       35,515        29,846        16,172
Broker                                                        6,200         5,856         3,663
Conduit                                                       5,843        22,656        17,279
Corporate Finance                                               528        17,430        13,272
Auto                                                            375         8,531        16,146
-----------------------------------------------------------------------------------------------
  Total                                                      48,461        84,319        66,532
-----------------------------------------------------------------------------------------------

     The dollar volume of total Advanta Mortgage originations decreased 50% for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The dollar volume of direct originations decreased 2% for the year ended December 31, 1999, as compared to 1998; however, the number of loans directly originated in 1999 increased 19% over the number of loans directly originated in 1998. The dollar volume of indirect mortgage originations decreased 71% for the year ended December 31, 1999 as compared to 1998, and the number of loans indirectly originated decreased by 73%. The increase in the number of loans directly originated reflects our decision to focus on direct-to-consumer originations using our information based strategy to identify accounts with enhanced profitability characteristics. The small decrease in the dollar volume of direct originations in 1999 is due to the decrease in the average loan size and our focus on profitable loan growth over volume. The decrease in indirect originations in 1999 over 1998 resulted from our decision to curtail the purchase of pools of loans through the conduit and corporate finance channels. Consistent with the strategy of focusing on profitable loan growth over volume, the decision was based on unfavorable market pricing and management's commitment to purchasing loans only when the loans exceed certain profitability characteristics. The decrease in auto loan originations in 1999 was due to our exit from the auto finance business in the first quarter of 1999.

     The dollar volume of total 1998 originations for Advanta Mortgage increased 45% as compared to 1997. The dollar volume of direct mortgage originations for 1998 increased 91% from originations for 1997 and the dollar volume of indirect mortgage originations for 1998 increased 36% as compared to 1997. Direct originations increased because of our direct marketing experience and centralized telemarketing and processing capabilities. The increase in indirect originations in 1998 was the result of our strategy to grow the portfolio.

     Advanta Mortgage originated more second lien home equity loans and home equity lines of credit as a percentage of total originations during the year ended December 31, 1999 than it originated during 1998 or 1997. This was primarily due to rising market interest rates that created increased demand for these types of loans. Second lien home equity loans represented 24% of the dollar value of originations for the year ended December 31, 1999, compared to 9% for the year ended December 31, 1998 and 7% for the year ended December 31, 1997. Home equity lines of credit represented 10% of the managed mortgage loan portfolio at December 31, 1999, as compared to 5% at December 31, 1998.

SERVICING REVENUES

Advanta Mortgage earns servicing revenues on securitized receivables and on the subservicing portfolio. Servicing revenues were $99.2 million for the year ended December 31, 1999, as compared to $86.4 million for the year ended December 31, 1998 and $61.8 million for the year ended December 31, 1997. The increase in servicing revenues in both periods is due to an increase in average serviced receivables of $3.0 billion in 1999 and $3.8 billion in 1998.

     Advanta Mortgage's subservicing portfolio was $11.9 billion at December 31, 1999, as compared to $8.3 billion at December 31, 1998 and $9.2 billion at December 31, 1997. The increase in the subservicing portfolio in 1999 resulted primarily from growth in existing clients' portfolios. The decrease in subservicing receivables in 1998 resulted from the withdrawal of business by certain customers who began to service their own portfolios, and from higher prepayments in the subservicing portfolio.

     Revenues from our subservicing business are subject to volatility related to increases or decreases in the portfolios of existing clients. Additionally, this business is highly competitive and clients may elect to contract with other subservicers or service their own portfolios, or they may seek to renegotiate the pricing or other terms of their agreements with us. At December 31, 1999, two clients represented 66% of the portfolio of subservicing receivables.

ADVANTA BUSINESS CARDS

OVERVIEW

Advanta Business Cards offers MasterCard business credit cards to small businesses using targeted direct mail and the Internet. This product provides approved customers with access, through merchants, banks and ATMs, to an instant unsecured revolving business credit line. Advanta Business Cards generates interest and other income through finance charges assessed on outstanding loans, interchange income, and cash advance and other credit card fees.

     Net income for Advanta Business Cards was $22.8 million for the year ended December 31, 1999 as compared to $11.6 million for year ended December 31, 1998. Net income for Advanta Business Cards was $3.0 million for the year ended December 31, 1997. The increase in net income in 1999 resulted from increased volume of managed receivables, significant increases in portfolio yields due to changes in pricing, increased interchange income and a decrease in receivable charge-offs. The increase in net income in 1998 resulted from increased volume of managed receivables.

SECURITIZATION INCOME

Advanta Business Cards recognized securitization income of $33.5 million for the year ended December 31, 1999, $18.2 million for the year ended December 31, 1998, and $5.7 million for the year ended December 31, 1997. Advanta Business Cards sells receivables to existing securitization trusts on a continuous basis to replenish the investors' interest in trust receivables that have been repaid by the card holders. The increase in securitization income in 1999 was due to increased yields on the securitized receivables, increased volume of securitized receivables and a decrease in receivable charge-offs. The increase in securitization income in 1998 as compared to 1997 was due primarily to increased volume of receivables.

ORIGINATIONS

Business card accounts are originated through targeted direct marketing techniques, including direct mail to prospective customers, and the Internet. Originations for Advanta Business Cards were $2.0 billion for the year ended December 31, 1999, $1.4 billion for the year ended December 31, 1998 and $1.1 billion for the year ended December 31, 1997. The number of business card accounts originated were 146 thousand in 1999 and 102 thousand in 1998 and 1997. The increases in business card originations over prior years resulted from the successful application of our information based strategy to expand the universe of potential business card customers.

ADVANTA LEASING SERVICES

OVERVIEW

Advanta Leasing Services offers flexible lease financing programs on small-ticket equipment to small businesses. The primary products financed include office machinery, security systems and computers. The commercial equipment leasing business is generated primarily through third-party referrals from manufacturers or distributors of equipment, as well as independent brokers, direct mail marketing and telemarketing. The equipment is leased under noncancelable leases with initial terms of generally one to five years.

     Net income for Advanta Leasing Services was $3.0 million for the year ended December 31, 1999 as compared to a net loss of $1.2 million for the year ended December 31, 1998. The increase in net income in 1999 was attributable to a decrease in operating expenses that resulted from cost reduction measures implemented during 1999 as well as increased volume. Net income for Advanta Leasing Services was $11.8 million for the year ended December 31, 1997. The decrease in net income in 1998, as compared to 1997, resulted from increases in costs to originate, service and manage Advanta Leasing Services' products and from a change in the mix of lease receivables originated.

SECURITIZATION INCOME

Advanta Leasing Services recognized $14.8 million in gains on the sale of $414 million of leases for the year ended December 31, 1999, as compared to $11.7 million in gains on the sale of $299 million of leases for the year ended December 31, 1998. As a percentage of receivables sold, these gains represented 3.6% in 1999 and 3.9% in 1998. The decrease in gain as a percentage of loans sold in 1999 resulted from an increase in receivable charge-off rates and a reduction in net interest income spread on securitized receivables. For the year ended December 31, 1997, Advanta Leasing Services recognized $14.3 million or 5.2% in gains on the sale of $276 million of leases. The gain as a percentage of loans sold of 3.9% in 1998 decreased as compared to the 5.2% gain in 1997 due to a reduction in net interest income spread on securitized receivables. The sales were through a combination of commercial paper conduit programs and a public lease securitization.

ORIGINATIONS

Lease originations are generated primarily through third party referrals from manufacturers, distributors or other vendors of equipment as well as through independent brokers, direct mail marketing and telemarketing. Originations for Advanta Leasing Services were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
($ IN THOUSANDS)                                               1999        1998        1997
---------------------------------------------------------------------------------------------
Vendor                                                       $204,128    $171,945    $168,655
Broker                                                        232,433     131,776      95,995
Other                                                          16,951      24,042      57,652
---------------------------------------------------------------------------------------------
          Total                                              $453,512    $327,763    $322,302
---------------------------------------------------------------------------------------------

The increase in lease originations over the prior years was due to the growth in the number of vendor and broker relationships, as well as the expansion of existing relationships.

ADVANTA CORP.

INTEREST INCOME AND EXPENSE

Interest income on receivables and investments, excluding the interest component of previously discounted cash flows, increased by $3.2 million for the year ended December 31, 1999 as compared to the year ended December 31, 1998. During the same period, interest expense decreased by $16.6 million. The increase in interest income was due to an increase in yields on receivables, partially offset by a decrease in average interest-earning assets as a result of the transfer of consumer credit card receivables in the Consumer Credit Card Transaction in 1998. The decrease in interest expense was due to a decrease in the cost of funds, as well as a reduction in interest-bearing liabilities in connection with the Consumer Credit Card Transaction in 1998.

     Interest income on receivables and investments, excluding the interest component of previously discounted cash flows, decreased $195.5 million for the year ended December 31, 1998 as compared to 1997. During the same period, interest expense decreased by $140.3 million. The decreases in interest income and interest expense were mainly attributable to the decrease in our owned interest-bearing assets and liabilities following the Consumer Credit Card Transaction/Tender Offer. Also impacting interest income on receivables during 1998 were consumer credit card securitization transactions prior to the Consumer Credit Card Transaction and the mix of receivables.

     Our cost of funds decreased to 5.87% in 1999 from 6.26% in 1998. Our cost of funds was 6.31% in 1997. The decrease in the cost of funds in 1999 as compared to 1998 and 1997 was primarily attributable to the increase in the use of deposits as a funding source. Deposits represented 66% of total average interest-bearing liabilities for the year ended December 31, 1999 as compared to 50% in 1998 and 48% in 1997.

     The following table provides an analysis of owned interest income and expense data, average balance sheet data, net interest spread, and net interest margin. Net interest spread represents the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin represents the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets. Average owned loan and lease receivables and the related interest revenues include certain loan fees and costs.

                             INTEREST RATE ANALYSIS

                                                                   YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)             ----------------------------------------------------------------------------------------------------
                                          1999                              1998                               1997
                             -------------------------------   -------------------------------   --------------------------------
                              AVERAGE                AVERAGE    AVERAGE                AVERAGE     AVERAGE                AVERAGE
                              BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE       BALANCE     INTEREST    RATE
---------------------------------------------------------------------------------------------------------------------------------
ON-BALANCE SHEET
---------------------------
Interest-earning assets:
  Receivables:
    Mortgage loans           $  779,373   $ 73,319     9.41%   $  730,798   $ 69,012     9.44%   $   525,452   $ 48,846     9.30%
    Business cards              212,311     35,265    16.61       146,515     21,549    14.71        186,369     26,328    14.13
    Leases                      109,848     10,880     9.90       102,192     10,768    10.54        105,515     12,034    11.41
    Auto loans                   14,604      2,166    14.83        47,459      8,300    17.49         60,776      9,858    16.22
    Consumer credit
      cards(1)                        0          0     0.00       384,697     23,457     6.10      1,728,039    179,732    10.40
    Other loans                  17,450      2,188    12.54        15,724      1,858    11.82         31,810      2,639     8.30
                             ----------   --------   ------    ----------   --------   ------    -----------   --------   ------
  Total receivables(2)        1,133,586    123,818    10.92     1,427,385    134,944     9.45      2,637,961    279,437    10.59
  Subordinated trust assets     336,254     27,227     8.10       209,043     14,173     6.78        108,653      8,510     7.83
  Federal funds sold            272,330     13,535     4.97       203,485     10,933     5.37        345,404     18,659     5.40
  Restricted
    interest-bearing
    deposits                    166,490     11,102     6.67       265,915     16,075     6.05        883,311     54,399     6.16
  Trading investments           110,565      6,752     6.11       172,084     10,374     6.03              0          0     0.00
  Tax-free securities(2)          3,857        319     8.27         4,992        407     8.15          3,926        307     7.82
  Taxable investments           798,633     44,842     5.61       673,239     37,850     5.62      1,115,706     58,870     5.28
                             ----------   --------   ------    ----------   --------   ------    -----------   --------   ------
Total interest-earning
  assets(3)                  $2,821,715   $227,595     8.06%   $2,956,143   $224,756     7.60%   $ 5,094,961   $420,182     8.25%
                             ==========   ========   ======    ==========   ========   ======    ===========   ========   ======
Interest-bearing
  liabilities:
  Deposits
    Savings                  $  262,501   $ 13,120     5.00%   $  202,943   $ 10,916     5.38%   $   402,893   $ 22,850     5.67%
    Time deposits under
      $100,000                1,063,354     60,271     5.67       909,132     54,941     6.04      1,018,163     63,473     6.23
    Time deposits of
      $100,000 or more          500,268     27,995     5.60       329,001     20,078     6.10      1,035,366     63,841     6.17
                             ----------   --------   ------    ----------   --------   ------    -----------   --------   ------
  Total deposits              1,826,123    101,386     5.55     1,441,076     85,935     5.96      2,456,422    150,164     6.11
  Debt                          893,720     58,441     6.53     1,337,508     87,204     6.52      2,452,166    156,524     6.38
  Other borrowings               54,008      3,225     5.92       102,372      7,067     6.90        232,820     17,870     7.68
                             ----------   --------   ------    ----------   --------   ------    -----------   --------   ------
Total interest-bearing
  liabilities                 2,773,851    163,052     5.87     2,880,956    180,206     6.26      5,141,408    324,558     6.31
Net noninterest-bearing
  liabilities                    47,864                            75,187                            (46,447)
                             ----------                        ----------                        -----------
Sources to fund
  interest-earning assets    $2,821,715   $163,052     5.78%   $2,956,143   $180,206     6.10%   $ 5,094,961   $324,558     6.37%
                             ==========   ========   ======    ==========   ========   ======    ===========   ========   ======
Net interest spread                                    2.19%                             1.34%                              1.94%
                                                     ======                            ======                             ======
Net interest margin(4)                                 2.29%                             1.51%                              1.88%
                                                     ======                            ======                             ======
OFF-BALANCE SHEET
---------------------------
Securitized receivables:
  Mortgage loans             $7,451,718                        $5,777,929                        $ 3,251,902
  Business cards                680,551                           597,677                            321,054
  Leases                        606,672                           507,007                            450,118
  Auto loans                    120,898                           180,833                             80,110
  Consumer credit cards(1)            0                         1,461,412                          9,628,905
                             ----------                        ----------                        -----------
Total average securitized
  receivables                $8,859,839                        $8,524,858                        $13,732,089
                             ==========                        ==========                        ===========
Total average managed
  receivables                $9,993,425                        $9,952,243                        $16,370,050
---------------------------------------------------------------------------------------------------------------------------------

(1) Includes consumer credit cards through February 20, 1998.
(2) Interest and average rate for tax-free securities, loans, and leases are computed on a tax equivalent basis using a statutory rate of 35%.
(3) Includes assets held and available for sale and nonaccrual loans and leases.
(4) Managed net interest margin was 3.75% in 1999 and 3.32% in 1998, representing a combination of owned interest-earning assets/owned interest-bearing liabilities and securitized mortgage and business card assets/liabilities.

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

                                            1999 VS. 1998                        1998 VS. 1997
($ IN THOUSANDS)                   --------------------------------    ----------------------------------
                                      INCREASE (DECREASE) DUE TO           INCREASE (DECREASE) DUE TO
                                   --------------------------------    ----------------------------------
                                    VOLUME       RATE       TOTAL       VOLUME        RATE        TOTAL
---------------------------------------------------------------------------------------------------------
Interest income from:
  Loan and lease receivables:
    Mortgage loans                 $  4,529    $   (222)   $  4,307    $  19,417    $    749    $  20,166
    Business cards                   10,652       3,064      13,716       (5,823)      1,044       (4,779)
    Leases                              784        (672)        112         (370)       (896)      (1,266)
    Auto loans                       (5,029)     (1,105)     (6,134)      (2,285)        727       (1,558)
    Consumer credit cards(1)        (23,457)          0     (23,457)    (102,016)    (54,259)    (156,275)
    Other loans                         212         118         330       (1,642)        861         (781)
  Subordinated trust assets           9,890       3,164      13,054        6,938      (1,275)       5,663
  Federal funds sold                  3,467        (865)      2,602       (7,632)        (94)      (7,726)
  Restricted interest-bearing
    deposits                         (6,491)      1,518      (4,973)     (37,369)       (955)     (38,324)
  Trading investments                (3,758)        136      (3,622)      10,374           0       10,374
  Tax-free securities                   (94)          6         (88)          86          14          100
  Taxable investments                 7,059         (67)      6,992      (24,610)      3,590      (21,020)
                                   --------    --------    --------    ---------    --------    ---------
Total interest income(2)           $ (2,236)   $  5,075    $  2,839    $(144,932)   $(50,494)   $(195,426)
                                   --------    --------    --------    ---------    --------    ---------
Interest expense on:
  Deposits:
    Savings                        $  3,019    $   (815)   $  2,204    $ (10,814)   $ (1,120)     (11,934)
    Time deposits
      under $100,000                  8,859      (3,529)      5,330       (6,666)     (1,866)      (8,532)
    Time deposits
      of $100,000 or more             9,682      (1,765)      7,917      (43,074)       (689)     (43,763)
  Debt                              (28,897)        134     (28,763)     (72,675)      3,355      (69,320)
  Other borrowings                   (2,954)       (888)     (3,842)      (9,150)     (1,653)     (10,803)
                                   --------    --------    --------    ---------    --------    ---------
Total interest expense             $(10,291)   $ (6,863)   $(17,154)   $(142,379)   $ (1,973)   $(144,352)
                                   --------    --------    --------    ---------    --------    ---------
Net interest income                $  8,055    $ 11,938    $ 19,993    $  (2,553)   $(48,521)   $ (51,074)

--------------------------------------------------------------------------------
(1) Includes consumer credit cards through February 20, 1998.

(2) Includes income from assets held and available for sale.

GAIN ON TRANSFER OF CONSUMER CREDIT CARD BUSINESS

In 1998 we recognized a gain of $541.3 million which represented the excess of liabilities transferred to Fleet Credit Card LLC ("Fleet LLC") over the net basis of the assets transferred and our retained minority membership interest in Fleet LLC. At the closing date of the Consumer Credit Card Transaction, the minority interest was a 4.99% ownership interest in Fleet LLC valued at $20 million. See Note 9 to the Consolidated Financial Statements.

OTHER REVENUES

($ IN THOUSANDS)                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1999        1998        1997
---------------------------------------------------------------------------------------------
Equity securities gains (losses)                              $30,391    $(41,750)   $(11,426)
Business card interchange income                               33,786      20,741      11,617
Consumer credit card interchange income                             0      11,881      85,208
Consumer credit card overlimit fees                                 0      16,233      46,447
Mortgage other (loss) income                                   (9,686)     22,945       4,535
Leasing other revenues                                         15,399      14,519      25,748
Insurance revenues, net                                         8,206      14,408      37,816
Other                                                           4,387       1,149      18,021
---------------------------------------------------------------------------------------------
Total other revenues, net                                     $82,483    $ 60,126    $217,966
---------------------------------------------------------------------------------------------

     Other revenues for the year ended December 31, 1999 include equity securities gains of $30.4 million, representing changes in the fair value and realized gains on Advanta Partners LP investments. Included in this amount is an $18 million gain on an investment in a company that was merged with another entity in exchange for that entity's stock in the first quarter of 1999. The stock received had a value significantly higher than Advanta Partners' basis in its investment. In the second quarter of 1999, Advanta Partners sold the majority of this stock, realizing an additional gain of approximately $10 million. Partially offsetting this gain in the second quarter was the write-down of another equity investment of approximately $0.8 million. Other revenues for the year ended December 31, 1998 included equity securities losses of $41.8 million representing changes in the fair value and realized losses of Advanta Partners investments. Most of the loss in 1998 relates to investments not publicly traded for which Advanta Partners decided to expedite a disposal plan.

     In 1999, mortgage other loss included a write-down of assets associated with the corporate finance business of $12 million. In 1998, mortgage other income included an $11.2 million gain on the sale of an investment in affordable housing partnerships and $6 million from the favorable settlement of certain prior year claims.

     Business card interchange income increased by $13.0 million for the year ended December 31, 1999, as compared to 1998, and increased by $9.1 million in 1998 as compared to 1997. The increase in 1999 was due to an increase in interchange rates, as well as an increase in average managed business card receivables. The increase in 1998 was due to an increase in average managed business card receivables.

     The decline in consumer credit card interchange income, consumer credit card overlimit fees, insurance revenues and "other" other revenues in 1998 as compared to 1997 was attributable to the transfer of the consumer credit card portfolio in the Consumer Credit Card Transaction. Also, the decline in insurance revenues in 1999 of $6.2 million as compared to 1998 was primarily due to the absence of premiums related to the consumer credit card portfolio.

OPERATING EXPENSES

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                      ($ IN THOUSANDS)                          1999        1998        1997
----------------------------------------------------------------------------------------------
Salaries and employee benefits                                $123,768    $152,706    $219,954
Marketing                                                       58,671      53,109      53,039
Professional/consulting fees                                    24,244      14,767      38,600
Equipment expense                                               21,039      23,381      37,712
Credit and collection expense                                   20,264      15,715      20,017
Occupancy expense                                               16,347      16,001      23,097
External processing                                             14,936      21,908      43,256
Telephone expense                                               11,091      12,428      21,262
Postage                                                          5,958       8,949      29,039
Amortization of credit card deferred origination costs, net      5,863      22,271      69,344
Credit card fraud losses                                           833       3,194      22,287
Other                                                           34,047      35,335      44,354
----------------------------------------------------------------------------------------------
Total operating expenses                                      $337,061    $379,764    $621,961
----------------------------------------------------------------------------------------------
At year end:
  Number of accounts managed (in thousands)                        678         565       6,342
  Number of employees                                            2,643       2,568       4,498
For the year:
  Operating expenses as a percentage of average managed
    receivables(1)                                                3.31%       3.59%       3.38%
----------------------------------------------------------------------------------------------

(1) Excludes amortization of credit card deferred origination costs, net.

     Operating expenses as a percentage of average managed receivables for the year ended December 31, 1999 decreased as compared to 1998 due to cost reduction measures implemented during 1999. Operating expenses as a percentage of average managed receivables increased during 1998 in comparison to 1997 due to lost economies of scale resulting from the downsizing pursuant to the Consumer Credit Card Transaction, and our plan to expand certain aspects of our infrastructure to better position Advanta for the future.

     Total operating expenses for the year ended December 31, 1999 decreased by $42.7 million as compared to 1998 and decreased by $242.2 million in 1998 as compared to 1997. The decrease in 1999 was due to cost reduction measures, as well as consumer credit card expenses incurred through February 1998 that are included in 1998 amounts. The decrease in 1998 as compared to 1997 was the result of the Consumer Credit Card Transaction as well as the other business and product dispositions in 1998.

     Professional fees increased by $9.5 million for the year ended December 31, 1999 as compared to 1998. This increase was due, in part, to increased legal activity, as well as consulting and outsourcing costs associated with Advanta's strategic management of capacity and resources, and costs associated with the Year 2000 issue.

     Salaries and employee benefits decreased $67.2 million for the year ended December 31, 1998 as compared to 1997. This reduction was due to the decrease in the number of employees as a result of the Consumer Credit Card Transaction as well as workforce reductions and other business and product dispositions in 1998.

PROVISION FOR CREDIT LOSSES

For the year ended December 31, 1999, the provision for credit losses decreased by $24.5 million as compared to 1998. The 1998 provision included a $28.3 million provision related to the consumer credit card business. The decrease in the consumer credit card provision was partially offset by a $3.8 million net increase in the provision recorded on other products, including a $4.3 million decrease in the provision on Advanta Mortgage loans, a $123 thousand increase in the provision on lease receivables, and a $7.9 million increase in the provision on business cards. The decrease in the provision on Advanta Mortgage loans was due to a decrease in levels of delinquencies and nonperforming assets in owned receivables. The increase in the provision on business cards was due to a 45% increase in average on-balance sheet business card receivables in 1999.

     The provision for credit losses of $67.2 million in 1998 decreased $143.6 million or 68% from the provision of $210.8 million in 1997. The decrease was due to the contribution of the consumer credit card business in the Consumer Credit Card Transaction. This decrease was partially offset by an increase in the allowance for Advanta Mortgage loan losses resulting from our decision to increase the level of loans that will remain on the balance sheet in connection with our change in funding strategy.

CREDIT RISK MANAGEMENT

Management regularly reviews the loan and lease portfolio in order to evaluate the adequacy of the allowance for credit losses. The evaluation includes such factors as the inherent credit quality of the loan and lease portfolio, past experience including frequency of defaults and loss severity, current economic conditions and changes in the composition of the loan and lease portfolio. The allowance for credit losses is maintained for on-balance sheet receivables and is intended to cover all credit losses inherent in the owned loan portfolio. Anticipated losses on securitized assets are reflected in the calculations of securitization income and retained interests in securitizations. See Notes 1 and 2 to Consolidated Financial Statements. Such loss estimates are intended to cover all probable credit losses over the life of the securitized receivables. Management continually evaluates both its on-balance sheet and off-balance sheet estimates and, as appropriate, effects changes to these amounts.

     At December 31, 1999, the allowance for credit losses on a consolidated basis was $41.8 million, or 2.8% of owned receivables, compared to $33.4 million, or 3.0%, at December 31, 1998. The Advanta Mortgage allowance for credit losses was 2.1% at December 31, 1999 as a percentage of owned receivables, as compared to 2.4% at December 31, 1998. This decrease in the Advanta Mortgage allowance was due to the improvement in the levels of delinquencies and nonperforming assets in 1999. The allowance for credit losses on business card receivables increased from 4.6% as a percentage of owned receivables at December 31, 1998 to 5.3% at December 31, 1999. The increase was due to the expansion of the business card customer base during 1999.

     At December 31, 1998, the allowance for credit losses of $33.4 million, or 3.0% of owned receivables, had decreased from the allowance of $137.8 million, or 4.1% of owned receivables, at December 31, 1997. The decrease in the allowance was primarily related to the Consumer Credit Card Transaction. The allowance on consumer credit cards was $118.4 million or 4.6% of owned receivables at December 31, 1997. The allowance as a percentage of receivables on consumer credit cards was higher in relation to the allowance on the other products. Since there were no consumer credit cards at December 31, 1998, the allowance for credit losses decreased in amount and as a percentage of receivables.

ASSET QUALITY

Nonperforming assets include: Advanta Mortgage loans, credit cards and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent credit cards. We charge losses on nonperforming Advanta Mortgage loans against the allowance generally at the earlier of foreclosure or when they have become twelve months delinquent. Losses on lease receivables are generally charged against the allowance when 121 days contractually delinquent. Our charge-off policy, as it relates to business credit card accounts, is to charge-off a receivable, if not paid, at 180 days contractually delinquent. Consumer credit card accounts, if not paid, were charged-off at 186 days contractually delinquent. Credit card accounts suspected of being fraudulent are charged-off after a 90-day investigative period, unless the investigation shows no evidence of fraud. The carrying value for real estate owned is based on fair value, net of costs of disposition, and is reflected in other assets.

     Loans are put on nonaccrual status when they become 90 days past due. Gross interest income that would have been recorded for owned nonperforming assets, had interest been accrued throughout the year in accordance with the assets' original terms, was $4.9 million in 1999. The amount of interest on nonperforming assets included in income was $1.5 million in 1999.

     The consolidated managed charge-off rate for the year ended December 31, 1999 was 1.6%, down from 2.5% for 1998 and 5.3% for 1997. The following represents the annual results by product:

                                                               FOR THE YEAR ENDED
                                                              ---------------------
                                                              1999     1998    1997
-----------------------------------------------------------------------------------
Mortgage                                                       0.78%   0.56%   0.53%
Auto                                                          13.92    9.30    7.25
Business Card                                                  4.96    5.88    3.73
Leases                                                         3.57    2.66    2.71
-----------------------------------------------------------------------------------

     Advanta Mortgage began to emphasize profitability enhancement over loan growth, and to emphasize the direct-to-consumer channels over indirect channels for originations in the fourth quarter of 1998. This has resulted in a significant reduction in the rate of portfolio growth relative to prior periods. The decline in the growth rate has reduced the proportion of new, unseasoned loans in the portfolio. This "seasoning" effect results in higher reported delinquencies and charge-offs consistent with an aging portfolio. The increase in reported delinquency and charge-off rates is primarily attributable to seasoning of the managed mortgage loan portfolio.

CREDIT QUALITY -- MANAGED

The following table provides a summary of reserves, impaired assets, delinquencies and charge-offs for the past five years:

                                                                            DECEMBER 31,
                                                     ----------------------------------------------------------
($ IN THOUSANDS)                                       1999        1998         1997         1996        1995
---------------------------------------------------------------------------------------------------------------
CONSOLIDATED -- MANAGED(1)
Nonperforming assets                                 $511,301    $410,584    $  328,835    $191,668    $ 82,171
Accruing loans past due 90 days or more                     0          30       203,117     228,845      84,892
Total loans 30 days or more delinquent                838,563     753,521     1,068,183     886,717     404,072
As a percentage of gross receivables:
  Nonperforming assets                                    5.0%        4.2%          1.8%        1.2%         .7%
  Accruing loans past due 90 days or more                  .0          .0           1.1         1.4          .7
  Total loans 30 days or more delinquent:
    New methodology(2)                                    8.2         7.7           6.0         5.4
    Prior methodology                                                                           5.2(3)      3.3
Net charge-offs:
  Amount                                             $155,452    $247,287    $  860,098    $479,992    $212,865
  As a percentage of average gross receivables:
    New methodology(2)                                    1.6%        2.5%          5.3%        3.2%
    Prior methodology                                                                           3.5(3)      2.2%
---------------------------------------------------------------------------------------------------------------
ADVANTA MORTGAGE LOANS -- MANAGED
Nonperforming assets                                 $475,711    $375,520    $  200,600    $ 93,101    $ 56,743
Total loans 30 days or more delinquent                729,187     656,789       391,929     194,412     106,223
As a percentage of gross receivables:
  Nonperforming assets                                    5.7%        4.5%          3.8%        3.4%        3.2%
  Total loans 30 days or more delinquent                  8.7         7.9           7.4         7.1         5.9
Net charge-offs -- Mortgage Loans:
  Amount                                               64,303      36,142        19,953      14,970      13,836
  As a percentage of average gross receivables            0.8%        0.6%           .5%        0.7%        0.9%
Net charge-offs -- Auto Loans:
  Amount                                             $ 18,855    $ 21,238    $   10,212    $     11         N/A
  As a percentage of average gross receivables           13.9%        9.3%          7.3%         .1%        N/A
---------------------------------------------------------------------------------------------------------------
BUSINESS CARDS -- MANAGED
Nonperforming assets                                 $ 23,498    $ 25,231    $   17,362    $  2,712         N/A
Total loans 30 days or more delinquent                 38,437      35,900        29,340       8,952         N/A
As a percentage of gross receivables:
  Nonperforming assets                                    2.3%        3.1%          2.6%        9.0%        N/A
  Total loans 30 days or more delinquent                  3.7         4.4           4.4         3.0         N/A
Net charge-offs -- Business Cards:
  Amount                                             $ 44,309    $ 43,732    $   18,928    $  4,210         N/A
  As a percentage of average gross receivables            5.0%        5.9%          3.7%        2.6%        N/A
---------------------------------------------------------------------------------------------------------------
LEASES -- MANAGED
Nonperforming assets                                 $ 11,472    $  9,595    $    9,420    $  6,791    $  4,912
Total loans 30 days or more delinquent                 69,695      60,154        52,335      50,928      35,274
As a percentage of gross receivables:
  Nonperforming assets                                    1.4%        1.4%          1.6%        1.3%        1.3%
  Total loans 30 days or more delinquent                  8.8         9.0           8.7         9.8         9.3
Net charge-offs -- Leases:
  Amount                                             $ 25,586    $ 16,220    $   15,074    $  9,567    $  5,846
  As a percentage of average gross receivables            3.6%        2.7%          2.7%        2.2%        1.9%
---------------------------------------------------------------------------------------------------------------

(1) Includes consumer credit cards through February 20, 1998.
(2) Beginning in 1996, charge-off rates reflect the adoption of a new consumer credit card charge-off methodology. This new policy related to consumer credit card bankruptcies and provided up to a 90 day investigative period following notification of the bankruptcy petition prior to charge-off.
(3) Pro forma calculation reflecting charge-off of all credit card bankruptcies within 30 days of notification.

CREDIT QUALITY -- OWNED

The following table provides a summary of reserves, impaired assets, delinquencies and charge-offs for the past five years:

                                                                              DECEMBER 31,
                                                          ----------------------------------------------------
($ IN THOUSANDS)                                           1999       1998        1997       1996       1995
--------------------------------------------------------------------------------------------------------------
CONSOLIDATED -- OWNED(1)
Allowance for credit losses                               $41,847    $33,437    $137,773    $89,184    $53,494
Nonperforming assets                                       45,620     49,568      51,149     29,822     21,856
Accruing loans past due 90 days or more                         0         30      49,458     40,597     17,399
Total loans 30 days or more delinquent                     62,850     73,755     201,891    145,613     76,859
As a percentage of gross receivables:
  Allowance for credit losses                                 2.8%       3.0%        4.1%       3.4%       1.9%
  Nonperforming assets                                        3.1        4.4         1.5        1.1         .8
  Accruing loans past due 90 days or more                      .0         .0         1.5        1.5         .6
  Total loans 30 days or more delinquent:
    New methodology(2)                                        4.3        6.5         5.9        5.5
    Prior methodology                                                                           5.3(3)     2.8
Net charge-offs:
  Amount                                                  $27,547    $53,109    $151,222    $70,576    $42,549
  As a percentage of average gross receivables:
    New methodology(2)                                        2.4%       3.7%        5.7%       2.3%
    Prior methodology                                                                           2.5(3)     2.3%
--------------------------------------------------------------------------------------------------------------
ADVANTA MORTGAGE LOANS -- OWNED
Allowance for credit losses                               $21,743    $20,092    $  5,822    $ 8,785    $ 3,360
Nonperforming assets                                       36,709     38,734      23,234     13,005     18,676
Total loans 30 days or more delinquent                     45,263     56,131      42,916     28,546     20,348
As a percentage of gross receivables:
  Allowance for credit losses                                 2.1%       2.4%        1.2%       2.3%       1.0%
  Nonperforming assets                                        3.5        4.6         4.9        3.5        5.8
  Total loans 30 days or more delinquent                      4.3        6.7         9.0        7.6        6.3
Net charge-offs -- Mortgage:
  Amount                                                  $ 8,389    $ 3,658    $  2,310    $ 3,049    $ 5,962
  As a percentage of average gross receivables                1.1%        .5%         .4%       1.3%       3.2%
Net charge-offs -- Auto:
  Amount                                                  $ 3,732    $ 7,648    $  3,524    $    10        N/A
  As a percentage of average gross receivables               25.6%      16.1%        5.8%        .1%       N/A
--------------------------------------------------------------------------------------------------------------
BUSINESS CARDS -- OWNED
Allowance for credit losses                               $14,663    $ 6,916    $  6,899    $ 2,643        N/A
Nonperforming assets                                        6,408      7,481       4,696      1,591        N/A
Total loans 30 days or more delinquent                     10,347      7,207       7,918      1,584        N/A
As a percentage of gross receivables:
  Allowance for credit losses                                 5.3%       4.6%        4.9%       3.7%       N/A
  Nonperforming assets                                        2.3        5.0         3.3        2.2        N/A
  Total loans 30 days or more delinquent                      3.8        4.8         5.6        2.2        N/A
Net charge-offs -- Business Cards:
  Amount                                                  $10,103    $10,033    $  6,198    $ 2,169        N/A
  As a percentage of average gross receivables                4.8%       6.9%        3.3%       2.5%       N/A
--------------------------------------------------------------------------------------------------------------
LEASES -- OWNED
Allowance for credit losses                               $ 3,110    $ 2,695    $  2,899    $ 1,598    $ 1,577
Nonperforming assets                                        1,883      3,115       2,009      1,336        714
Total loans 30 days or more delinquent                      5,996      9,739       9,881      7,878      4,350
As a percentage of gross receivables:
  Allowance for credit losses                                 2.3%       2.2%        1.8%       1.1%       1.7%
  Nonperforming assets                                        1.4        2.5         1.3        0.9        0.8
  Total loans 30 days or more delinquent                      4.5        7.9         6.2        5.6        4.6
Net charge-offs -- Leases:
  Amount                                                  $ 2,926    $ 3,491    $  2,170    $   833    $ 1,139
  As a percentage of average gross receivables                2.7%       3.4%        2.1%        .8%       1.4%
--------------------------------------------------------------------------------------------------------------

(1) Includes consumer credit cards through February 20, 1998.
(2) Beginning in 1996, charge-off rates reflect the adoption of a new consumer credit card charge-off methodology. This new policy related to consumer credit card bankruptcies and provided up to a 90 day investigative period following notification of the bankruptcy petition prior to charge-off.
(3) Pro forma calculation reflecting charge-off of all credit card bankruptcies within 30 days of notification.

UNUSUAL CHARGES

EMPLOYEE COSTS ASSOCIATED WITH STAFF REDUCTIONS

In the first quarter of 1999, we recorded a $3.3 million charge for costs associated with staff reductions. These expenses included severance and outplacement costs associated with cost reduction initiatives and the consolidation of support functions. There were 121 employees severed who were entitled to benefits. This staff reduction was substantially complete by June 30, 1999.

EMPLOYEE COSTS ASSOCIATED WITH CONSUMER CREDIT CARD TRANSACTION/TENDER OFFER

In 1998, we accelerated vesting of 43.15% of outstanding options that were not vested at the time of the closing of the Consumer Credit Card Transaction. In connection with the Tender Offer (see Note 9 to the Consolidated Financial Statements), present and former directors and employees who held exercisable options to purchase Class A and Class B Common Stock tendered these options in lieu of first exercising the options and tendering the underlying stock. We used approximately $850 million, before taking into account the exercise price of options, to repurchase the shares in the Tender Offer. In addition, we also amended the terms of options granted to employees who became employees of Fleet LLC or whose employment with us was otherwise terminated in connection with the Consumer Credit Card Transaction (the "Affected Employees") to extend the post-employment exercise period. Although there was a charge to earnings associated with this amendment, there was no net impact to capital as a result of this amendment. We also canceled options issued to certain members of the Board of Directors and replaced the canceled options with stock appreciation rights.

     In March 1997, the Compensation Committee of the Board of Directors approved the Advanta Senior Management Change of Control Severance Plan which provides benefits to senior management employees in the event of a change of control of Advanta if, within one year of the date of a change of control, there has been either an actual or constructive termination of the senior management employee. In February 1998, pursuant to our agreement with Fleet, the Compensation Committee approved an amendment to the management severance plan that allows the Office of the Chairman, in its sole discretion, to extend the level of benefits that would otherwise be allowed in the event of a change of control to Affected Employees. The Board of Directors also authorized the Chairman of the Board, in his sole discretion, to pay bonuses to certain key employees in recognition of their efforts on behalf of Advanta in the strategic alternatives process. In accordance with our agreement with Fleet, Fleet LLC agreed to assume Advanta's management severance plan and 50% of the bonus payments with respect to those Affected Employees who became employees of Fleet LLC in connection with the Consumer Credit Card Transaction. In May 1997, the Board of Directors adopted the Office of the Chairman Supplemental Compensation Program which entitled the members of the Office of the Chairman to receive benefits in the event of a change of control or other similar transaction. In October 1997, we announced that the Chief Executive Officer of Advanta Corp. and the Chief Executive Officer of the consumer credit card business unit were leaving Advanta in connection with the Consumer Credit Card Transaction. These benefits were all contingent upon the consummation of the Consumer Credit Card Transaction and were recognized upon the closing of the transaction.

     In connection with our evaluation of strategic alternatives and the Consumer Credit Card Transaction, we adopted special retention programs. Under these programs, certain employees were entitled to receive special payments based on their targeted bonuses and contingent upon their continued employment with Advanta or a successor entity. The first payments under the special retention programs were made in March 1998. Further, in March 1998, we identified employees that would be terminated in connection with the Consumer Credit Card Transaction as part of the corporate restructuring to reduce corporate expenses. During the first quarter of 1998, the Board of Directors approved the corporate restructuring and affected employees were informed of the termination benefits they would receive. Substantially all of these employees ceased employment with Advanta before April 30, 1998.

     We recorded a $62.3 million pretax charge to earnings in connection with the foregoing plans, plan amendments and workforce reduction activities in 1998.

EXPENSE ASSOCIATED WITH EXITED BUSINESSES/PRODUCTS

In the first quarter of 1999, we implemented a plan to cease the origination of auto loans and recorded a $3.4 million charge for costs associated with exited businesses/products. The charges included severance and outplacement costs for 22 employees in the auto origination group, and professional fees associated with exited businesses/products not directly associated with our mortgage, business card and leasing units. We completed the closing of the auto loan origination center and termination of related employees during the second quarter of 1999. We expect to pay a substantial portion of the remaining costs during the year ended December 31, 2000.

     In connection with our efforts to reduce expenses associated with business and product offerings which are not directly associated with our mortgage, business card and leasing units, management approved exit and disposition plans during the first quarter of 1998 related to certain businesses and products previously offered. We recorded charges in the quarter ended March 31, 1998 related to costs to be incurred by us in executing these plans, including contractual obligations to customers for which no future revenue will be received, and contractual vendor obligations for services from which no future benefit will be derived. The charges also include termination benefits to employees associated with the businesses and products identified in the exit plan. Related to the exit plan, certain assets were identified for disposal and written down to estimated realizable value. In addition, we recognized investment banking, professional and consulting fees that were contingent upon completion of the Consumer Credit Card Transaction as well as other professional and consulting fees associated with our corporate restructuring. During the quarter ended March 31, 1998, we recorded a $54.1 million pretax charge to earnings in connection with these exit plans. In 1999, an additional charge of $10.0 million was recorded associated with exited products based on a change in the estimate of total expected costs. We expect to pay a substantial portion of these costs over the next 36 months. The actions required to complete these plans include the settlement of contractual commitments and the payment of customer benefits.

ASSET IMPAIRMENT/DISPOSAL

In connection with Advanta's plans to reduce corporate expenses and exit certain business and product offerings, certain assets were identified for disposal and their carrying costs were written off or written down to estimated realizable value in 1998 resulting in a charge of $8.7 million. These assets consisted principally of leasehold improvements and various other assets. The disposal of these assets has been completed.

INCOME TAXES

The gain on the Consumer Credit Card Transaction in 1998 was not subject to income tax and no tax provision was recorded. The Consumer Credit Card Transaction also resulted in additional book/tax differences, which were quantified during 1999 in connection with the filing of the 1998 tax return. These book/tax differences, when combined with certain less significant recurring differences, have resulted in net operating loss carryforwards of approximately $521 million. This amount is net of $96 million carried back to prior years, and includes $500 million that pertains to losses incurred on the consumer credit card portfolio after the date of the Consumer Credit Card Transaction. Of the total net operating loss carryforwards, $502 million expire in 2018 and $19 million expire in 2019. A deferred tax asset of $50 million, net of valuation allowance, resulting from the net operating loss carryforwards was recorded as an income tax benefit in the fourth quarter of 1999.

     In establishing the valuation allowance of $83 million, management considered (1) the level of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry-specific economic outlook. Based on this analysis, management believes the net deferred tax asset will be realized.

     In 1998, we recorded a consolidated income tax benefit of approximately $9.0 million, as a result of the federal tax treatment of the contribution of assets associated with the Consumer Credit Card Transaction. Our consolidated income tax expense was $24.9 million in 1997, or an effective tax rate of 26%.

ASSET/LIABILITY MANAGEMENT

We manage our financial condition with a focus on maintaining high credit quality standards, disciplined management of market risks and prudent levels of leverage and liquidity.

MARKET RISK SENSITIVITY

Market risk is the potential for loss or diminished financial performance arising from adverse changes in market forces including interest rates and market prices. Market risk sensitivity is the degree to which a financial instrument, or a company that owns financial instruments, is exposed to market forces. We regularly evaluate our market risk profile and attempt to minimize the impact of market risks on net interest income and net income.

     Our exposure to equity price risk is immaterial relative to expected overall financial performance. Fluctuations in interest rates, changes in economic conditions, shifts in customer behavior, and other factors can, however, affect our financial performance. Changes in economic conditions and shifts in customer behavior are difficult to predict, and our financial performance generally cannot be insulated from these forces.

     Financial performance variability as a result of fluctuations in interest rates is commonly called interest rate risk. Interest rate risk generally results from mismatches in the timing of asset and liability repricing (gap risk) and from differences between the repricing indices of assets and liabilities (basis risk).

     We attempt to analyze the impact of interest rate risk by regularly evaluating the perceived risks inherent in our asset and liability structure, including securitized instruments and off-balance sheet instruments. Risk exposure levels vary continuously, as changes occur in our asset/liability mix, market interest rates, prepayment trends, and other factors affecting the timing and magnitude of cash flows. Computer simulations are used to generate expected financial performance in a variety of interest rate environments. Those results are analyzed to determine if actions need to be taken to mitigate our interest rate risk.

     In managing interest rate risk exposure, we periodically securitize receivables, sell and purchase assets, alter the mix and term structure of our funding base, change our investment portfolio and use derivative financial instruments. Derivative instruments, by Company policy, are not used for speculative purposes. See discussion in Note 24 to the Consolidated Financial Statements.

     We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We estimate that at December 31, 1999, our net interest income over a twelve month period would increase or decrease by approximately 2.4%, if interest rates were to fall or rise by 200 basis points. This compares to an estimate as of December 31, 1998, of an increase or decrease of 5.0%, if interest rates were to rise or fall by 200 basis points. This change is due to various balance sheet composition changes including the purchase of fixed rate investments, growth in fixed rate on-balance sheet loans, and the use of interest rate swaps to convert fixed rate deposits to a variable rate. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

     The above estimates of net interest income sensitivity alone do not provide a comprehensive view of our exposure to interest rate risk. The quantitative risk information is limited by the parameters and assumptions utilized in generating the results. These analyses are useful only when viewed within the context of the parameters and assumptions used. The above rate scenarios in no way reflect management's expectation regarding the future direction of interest rates, and they depict only two possibilities out of a large set of possible scenarios.

     In addition to interest rate risk, we are also subject to prepayment risk related to other financial instruments, namely servicing rights and retained interest-only strips. Prepayments are principal payments received in excess of scheduled principal payments. Prepayments generally result from entire loan payoffs due largely to refinancing a loan or selling a home. Actual or anticipated prepayment rates are expressed in terms of a constant prepayment rate, which represents the annual percentage of beginning loan balances that prepay. To a degree, prepayment rates are related to market interest rates and changes in those interest rates. The relationship between them, however, is not precisely determinable. Accordingly, we believe it is more relevant to disclose the fair value sensitivity of these instruments based on changes in prepayment rate assumptions rather than based on changes in interest rates.

     Our servicing rights and interest-only strips are derived from both fixed and variable rate loans, the majority of which are fixed. Fixed and variable rate loans are currently prepaying at different rates, which is expected to continue in the future. We have estimated the impact on the fair value of these assets assuming a 2.5% change in constant prepayment rate for fixed rate loans and 3.7% change in constant prepayment rate for variable rate loans. We have estimated that these changes in prepayment assumptions could result in a $30 million change in the combined fair value of these assets as of December 31, 1999. This compares to an estimate of a $32 million change as of December 31, 1998, assuming a 2.9% change in constant prepayment rate for fixed rate loans and 3.8% change in constant prepayment rate for variable rate loans. These estimates do not factor in the impact of changes in the interest rate environment associated with the changes in the prepayment rates. Changes in interest rates generally affect the level of loan originations. Prepayment assumptions are not the only assumptions in the fair value calculation for these assets, but they are the most influential. Other key assumptions are not directly impacted by market forces as defined earlier. The above prepayment scenarios do not reflect management's expectation regarding the future direction of prepayments, and they depict only two possibilities out of a large set of possible scenarios.

DERIVATIVES ACTIVITIES

We have a number of mechanisms in place that enable us to monitor and control both market and credit risk from our derivatives activities. At the broader level, all derivatives strategies are managed under a hedging policy approved by the Board of Directors that details the use of derivatives and the individuals authorized to execute derivatives transactions. Our senior management must approve all derivatives strategies. As part of this approval process, we complete a market risk analysis to determine the potential impact that would result from severe negative (i.e., stressed) movements in market rates. By policy, derivatives transactions may only be used to manage our exposure to interest rate risk or for cost reduction and may not be used for speculative purposes. The impact of any derivatives transaction is calculated using our asset/liability model to determine its suitability.

     For each counterparty, the total credit exposure amount is calculated by aggregating credit exposure from all derivatives and other capital market transactions with that counterparty. The amount of exposure that we are willing to accept from any single counterparty is based on that counterparty's credit rating and is determined as a percentage of our equity. To manage counterparty exposure, we also use negotiated agreements that establish threshold exposure amounts for each counterparty above which we have the right to call for and receive collateral for the amount of the excess, thereby limiting our exposure to the threshold amount. The threshold levels can be fixed or may change as the credit rating of the counterparty changes, and in all cases, the threshold levels are well below the maximum allowable exposure amounts described above. Similarly, under the terms of the negotiated agreements, counterparties have the right to call for and receive collateral from us for the amount of the excess of their credit exposure to us over applicable threshold levels. To date, substantially all agreements with counterparties have included bilateral collateral agreements.

     We have a treasury middle office that is independent of the trading function, which measures, monitors, and reports on credit, market, and liquidity risk exposures from capital markets, hedging and derivative product activities. The department is responsible for ensuring compliance with our hedging policy, including the counterparty transaction limits, transaction terms and trader authorizations. In addition, this department marks each derivatives position to market on a weekly basis using both internal and external models. These models have been benchmarked against a sample of derivatives dealers' valuation models for accuracy. Position and counterparty exposure reports are generated and used to manage collateral requirements of the counterparty and Advanta.

     All of these procedures and processes are designed to provide reasonable assurance that, before and after the execution of any derivatives strategy, market, credit and liquidity risks are fully analyzed and incorporated into Advanta's asset/liability and risk measurement models.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, cannot be applied retroactively and will be adopted as required January 1, 2001. We anticipate that the adoption of SFAS No. 133 will not have a material effect on the results of operations; however, we continue to monitor potential changes and implementation guidance to this new accounting standard.

LIQUIDITY AND CAPITAL RESOURCES

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. During the year ended December 31, 1999, we securitized or sold approximately $2.3 billion of Advanta Mortgage loans, $414 million of leases and $319 million of business card receivables. We temporarily invested cash generated from these transactions in short-term, high quality investments at money market rates pending redeployment to pay down borrowings and to fund future mortgage loan, business card and lease receivable growth. At December 31, 1999, we had $145 million of federal funds sold, $711 million of loan and lease receivables held for sale, and $354 million of investments which could be sold to generate additional liquidity. Equity, including capital securities, was $690 million at December 31, 1999.

     Our funding strategy relies on cash, cash equivalents and investments as well as deposit gathering activity at Advanta National Bank and Advanta Bank Corp. (together, the "banks") and securitizations. Advanta and the banks use both retail and institutional on-balance sheet funding sources and have the ability to issue a variety of debt and deposit products. As of December 31, 1999, Advanta National Bank's total deposits were $1.3 billion and Advanta Bank Corp.'s total deposits were $257 million.

     After paying down $365 million in long-term debt for the year ended December 31, 1999, we had unrestricted cash, cash equivalents and marketable securities in excess of $350 million at the parent company level on December 31, 1999. At December 31, 1999, the parent company's assets include advances to wholly-owned non-bank subsidiaries to fund $224.9 million in loans, $29.9 million in retained interest-only strips and contractual mortgage servicing rights, $209.4 million in subordinated trust assets, and $34.4 million of equity securities accounted for at fair value. Total parent company advances to non-bank subsidiaries to fund these assets of $498.6 million at December 31, 1999 have decreased by $111.6 million in comparison to advances at December 31, 1998.

     At December 31, 1999, we had a $500 million committed warehouse financing facility and a $250 million committed commercial paper conduit facility both secured by mortgage loans. At December 31, 1999, we had additional uncommitted warehouse financing facilities secured by mortgage loans of $550 million. At December 31, 1999, we had $730 million of committed commercial paper facilities secured by business credit card receivables and a $360 million committed commercial paper facility secured by lease contracts and lease residuals. At December 31, 1999, we had available $1.2 billion in unused warehouse financing facilities and commercial paper conduit facilities. We also offer unsecured debt of Advanta Corp. to retail investors through the Advanta Retail Note Program. In addition, notwithstanding our current liquidity, efforts continue to develop new sources of funding, both through previously untapped customer segments and through development of new financing structures.

     At December 31, 1999, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 14.86%, and Advanta Bank Corp.'s combined total capital ratio was 13.28%. At December 31, 1998, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 12.12% and Advanta Bank Corp.'s combined total capital ratio was 14.13%. In each case, Advanta National Bank and Advanta Bank Corp. had capital levels that met the definition of "well-capitalized" under the regulatory framework for prompt corrective action. We intend to maintain capital ratios at both institutions in order to be "well-capitalized" under current guidelines. Recently, an FDIC discussion draft proposal has been made public regarding capital requirements for subprime lenders. Under the proposal, regulatory capital required to be held for certain loan classes included in the institution's portfolio could be increased. The ultimate resolution of this proposal and its impact on our financial results is uncertain at this time. This is one of several regulatory and legislative initiatives and proposals that could impact the manner in which we conduct our business and our financial results. See "Part I -- Item 1. Business -- Legal Developments."

     Advanta National Bank and Advanta Bank Corp. are prevented by regulatory restrictions from lending to Advanta Corp. and its affiliates unless these extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, secured extensions of credit are limited in amount: (a) as to Advanta Corp. or any affiliate, to 10 percent of each bank's capital and surplus, and (b) as to Advanta Corp. and all affiliates in the aggregate, to 20 percent of each bank's capital and surplus. Advanta National Bank is also subject to various legal limitations on the amount of dividends that can be paid to its parent, Advanta Corp. Advanta National Bank is eligible to declare a dividend provided that it is not greater than the current year's net profits plus net profits of the preceding two years. As a result of a $1.3 billion special dividend/return of capital in 1998, Advanta National Bank will not be eligible to declare any dividends to Advanta Corp. without prior regulatory approval until at least the first quarter of 2001. Our insurance subsidiaries are also subject to certain capital, deposit and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate.

     Total stockholders' equity of our banking and insurance affiliates was $584 million at December 31, 1999, of which $524 million was restricted. At January 1, 2000, $60 million of stockholders' equity of our banking and insurance affiliates was available for payment of dividends under applicable regulatory guidelines.

     In addition to dividend restrictions at banking subsidiaries, certain non-bank subsidiaries are subject to minimum equity requirements as part of securitization agreements or financing facility agreements. The total minimum equity requirement of non-bank subsidiaries was $35 million at December 31, 1999. Management believes that these restrictions, for both bank and non-bank subsidiaries, will not have an adverse effect on the Advanta Corp.'s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

     The following tables detail the composition of the deposit base and the composition of debt and other borrowings at year end for each of the past five years.

COMPOSITION OF DEPOSIT BASE

($ IN MILLIONS)                                               AS OF DECEMBER 31,
                              ----------------------------------------------------------------------------------
                                   1999             1998             1997             1996             1995
                              --------------   --------------   --------------   --------------   --------------
                               AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %
----------------------------------------------------------------------------------------------------------------
Demand deposits               $    5.8     0%  $    4.3     0%  $   41.6     1%  $   28.3     1%  $   91.7     5%
Money market savings             242.4    16      181.5    10      506.8    17      329.7    18      277.5    14
Time deposits of $100,000 or
  less                         1,046.6    69    1,445.8    83    2,163.0    72      978.6    53      965.5    51
Time deposits of more than
  $100,000                       217.6    15      118.2     7      306.2    10      523.5    28      571.9    30
----------------------------------------------------------------------------------------------------------------
Total deposits                $1,512.4   100%  $1,749.8   100%  $3,017.6   100%  $1,860.1   100%  $1,906.6   100%
----------------------------------------------------------------------------------------------------------------

COMPOSITION OF DEBT AND OTHER BORROWINGS

($ IN MILLIONS)                                               AS OF DECEMBER 31,
                              ----------------------------------------------------------------------------------
                                   1999             1998             1997             1996             1995
                              --------------   --------------   --------------   --------------   --------------
                               AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %
----------------------------------------------------------------------------------------------------------------
Subordinated notes and
  certificates                $    1.0     0%  $    1.5     0%  $   55.5     2%  $   71.1     3%  $   76.2     4%
Senior notes and
  certificates                   234.4    20      145.6    14      151.0     7      208.3     8      200.6    11
Short-term bank notes              0.0     0        0.0     0      242.0    11      309.3    13       25.0     1
Medium-term bank notes             7.3     0        7.3     1      669.5    29      835.6    34      322.7    18
5 1/8% notes, due 1996             0.0     0        0.0     0        0.0     0        0.0     0      150.0     8
Medium-term notes                538.0    45      866.5    81    1,099.5    48      880.8    36      504.7    28
Value notes                        7.8     1        9.3     1       30.7     1        0.0     0        0.0     0
Term fed funds, fed funds
  purchased and FHLB
  advances                       220.0    18        0.0     0        0.0     0       10.0     0      443.0    25
Securities sold under
  agreements to repurchase       104.2     9        0.0     0        0.0     0        0.0     0        0.0     0
Lines of credit and term
  funding arrangements            76.4     6       18.5     2        3.9     0       40.0     0        0.0     0
Other borrowings                   9.0     1       17.8     1       48.9     2      107.0     6       81.8     5
----------------------------------------------------------------------------------------------------------------
Total long-term debt and
  other borrowings            $1,198.1   100%  $1,066.5   100%  $2,301.0   100%  $2,462.1   100%  $1,804.0   100%
----------------------------------------------------------------------------------------------------------------

YEAR 2000 READINESS DISCLOSURE

Computer programs that use only two digits to identify a year in the date field could fail or create erroneous results on or after the year 2000. The "Year 2000" issue affects computer and information technology systems, as well as non-information technology systems which include embedded technology such as micro-processors and micro-controllers (or micro-chips) that have date sensitive programs that may not properly recognize the Year 2000 or beyond. In order to address this issue, we implemented a Year 2000 compliance program which consisted of six phases: (1) awareness; (2) assessment; (3) renovation; (4) validation; (5) contingency planning; and (6) implementation. We also identified and evaluated compliance of our significant business relationships, including without limitation vendors, customers and asset management and funding counterparties, to assess the potential impact on our operations if those third parties and/or their products or systems would have failed to become Year 2000 compliant in a timely manner. We completed all six phases of our internal and external mission-critical systems as of September 30, 1999.

     We have not experienced significant problems or issues relating to the Year 2000 issue as of March 15, 2000. We incurred approximately $7.7 million in operating expenses, exclusive of costs associated with diverted personnel, and approximately $1.3 million in capital expenditures to address the Year 2000 issue. Funding for the project was provided out of operating revenues, and operating expenses were expensed as incurred. These costs did not have a material affect on our financial position or results of operations. We deferred development on selected business systems due to Year 2000 priorities. These deferrals are not expected to have a material effect on our financial condition or results of operations.

CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
($ IN THOUSANDS)                                              ------------------------
                                                                 1999          1998
--------------------------------------------------------------------------------------
ASSETS
Cash                                                          $   29,301    $   16,267
Federal funds sold                                               144,938       267,400
Restricted interest-bearing deposits                              93,688        80,028
Trading investments                                                    0       501,563
Investments available for sale                                   748,881       521,410
Loan and lease receivables, net:
  Held for sale                                                  711,303       527,644
  Other                                                          738,321       579,783
                                                              ------------------------
Total loan and lease receivables, net                          1,449,624     1,107,427
Retained interest-only strip                                     115,641       209,096
Contractual mortgage servicing rights                             92,636        74,425
Subordinated trust assets                                        400,148       291,942
Premises and equipment (at cost, less accumulated
  depreciation
  of $54,613 in 1999 and $38,377 in 1998)                         89,869        84,396
Other assets                                                     524,936       567,466
--------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $3,689,662    $3,721,420
--------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                         $    5,768    $    4,324
  Interest-bearing                                             1,506,591     1,745,466
                                                              ------------------------
Total deposits                                                 1,512,359     1,749,790
Long-term debt                                                   788,508     1,030,147
Other borrowings                                                 409,601        36,301
Other liabilities                                                289,563       244,878
--------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              3,000,031     3,061,116
--------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely subordinated
  debentures of Advanta                                          100,000       100,000
STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par value:
  Authorized, issued and outstanding -- 1,010 shares in 1999
     and 1998                                                      1,010         1,010
Class B preferred stock, $.01 par value:
  Issued -- 0 in 1999 and 14,211 shares in 1998                        0             0
Class A voting common stock, $.01 par value;
  Authorized -- 214,500,000 shares; Issued -- 10,465,883
     shares in 1999 and 10,375,489 shares in 1998                    105           104
Class B non-voting common stock, $.01 par value;
  Authorized -- 230,000,000 shares; Issued -- 18,256,029
     shares in 1999 and 16,294,825 shares in 1998                    182           163
Additional paid-in capital                                       232,585       229,304
Deferred compensation                                            (16,597)      (17,214)
Unearned ESOP shares                                             (12,132)      (12,550)
Accumulated other comprehensive loss                             (10,794)          (91)
Retained earnings                                                421,741       382,092
  Less: Treasury stock at cost, 405,000 Class A and 972,768
     Class B common shares in 1999 and 55,000 Class A and
     972,768 Class B common shares in 1998                       (26,469)      (22,514)
--------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       589,631       560,304
--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $3,689,662    $3,721,420
--------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED INCOME STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)                           YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            1999         1998          1997
----------------------------------------------------------------------------------------------
REVENUES:
Interest income                                           $246,226    $  245,340    $  436,860
Securitization income                                      124,514       162,358       106,005
Servicing revenues                                         119,300       130,112       249,293
Consumer credit card securitization income                       0        64,796       252,631
Gain on transfer of consumer credit card business                0       541,288             0
Other revenues, net                                         82,483        60,126       217,966
                                                          ------------------------------------
  Total revenues                                           572,523     1,204,020     1,262,755
                                                          ------------------------------------
EXPENSES:
Operating expenses                                         337,061       379,764       621,961
Interest expense                                           167,676       184,275       324,558
Provision for credit losses                                 42,647        67,193       210,826
Minority interest in income of consolidated subsidiary       8,880         8,880         8,880
Unusual charges                                             16,713       125,072             0
                                                          ------------------------------------
  Total expenses                                           572,977       765,184     1,166,225
                                                          ------------------------------------
Income (loss) before income taxes                             (454)      438,836        96,530
Income tax (benefit) expense                               (50,272)       (9,044)       24,905
                                                          ------------------------------------
  Net income                                              $ 49,818    $  447,880    $   71,625
----------------------------------------------------------------------------------------------
Basic earnings per share
  Class A                                                 $   1.95    $    16.62    $     1.45
  Class B                                                     2.02         16.68          1.57
  Combined                                                    1.99         16.65          1.52
----------------------------------------------------------------------------------------------
Diluted earnings per share
  Class A                                                 $   1.93    $    15.69    $     1.43
  Class B                                                     1.99         15.73          1.54
  Combined                                                    1.96         15.71          1.50
----------------------------------------------------------------------------------------------
Basic weighted average shares outstanding
  Class A                                                    9,057        11,174        18,172
  Class B                                                   14,515        15,500        24,635
  Combined                                                  23,572        26,674        42,807
----------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding
  Class A                                                    9,094        11,182        18,235
  Class B                                                   14,835        17,313        25,266
  Combined                                                  23,929        28,495        43,501
----------------------------------------------------------------------------------------------
Cash dividends declared
  Class A                                                 $  0.252    $    0.252    $    0.440
  Class B                                                    0.302         0.302         0.528
----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

($ IN THOUSANDS)

                                    -------------------------------------------------------------------------------------
                                                                                                               DEFERRED
                                                     CLASS A     CLASS B    CLASS A   CLASS B   ADDITIONAL   COMPENSATION
                                    COMPREHENSIVE   PREFERRED   PREFERRED   COMMON    COMMON     PAID-IN      & UNEARNED
                                       INCOME         STOCK       STOCK      STOCK     STOCK     CAPITAL     ESOP SHARES
-------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1996                             $1,010        $0        $179      $ 256    $ 350,479      $(41,229)
Net income                            $ 71,625
Other comprehensive income (loss):
 Foreign currency translation
   adjustment net of tax benefit
   (expense) of ($289)                     536
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   ($251)                                  466
                                      --------
Comprehensive income                  $ 72,627
                                      ========
Preferred and common cash
 dividends declared
Exercise of stock options                                                       3          6        8,468
Issuance of stock --
 Dividend reinvestment                                                                                857
 Benefit plans                                                                             4       14,524       (11,159)
Amortization of deferred
 compensation                                                                                                    11,343
Termination benefit --
 Benefit plans                                                                                      5,215        15,692
-------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1997                             $1,010        $0        $182      $ 266    $ 379,543      $(25,353)
Net income                            $447,880
Other comprehensive income (loss):
 Foreign currency translation
   adjustment net of tax benefit
   (expense) of $109                      (202)
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   ($33)                                    61
                                      --------
Comprehensive income                  $447,739
                                      ========
Tender Offer                                                                  (79)      (113)    (160,861)
Preferred and common cash
 dividends declared
Exercise of stock options                                                       1          2        3,102
Issuance of stock -- Dividend
 reinvestment                                                                                          89
 Benefit plans                                                                            13       22,647       (20,605)
Amortization of deferred
 compensation                                                                                                     8,193
Termination benefit --
 Benefit plans                                                                            (5)     (15,214)       20,551
Stock buyback
ESOP stock purchase                                                                                             (12,569)
ESOP shares committed to be
 released                                                                                              (2)           19
-------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1998                             $1,010        $0        $104      $ 163    $ 229,304      $(29,764)
Net income                            $ 49,818
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $5,763                              (10,703)
                                      --------
Comprehensive income                  $ 39,115
                                      ========
Conversion of Class B Preferred
 Stock                                                                                    14          (14)
Preferred and common cash
 dividends declared
Exercise of stock options                                                                              20
Issuance of stock --
 Benefit plans                                                                  1          9       10,579       (10,589)
Amortization of deferred
 compensation                                                                                                     3,781
Termination benefit --
 Benefit plans                                                                            (4)      (7,421)        7,425
Stock buyback
ESOP shares committed to be
 released                                                                                             117           418
-------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1999                             $1,010        $0        $105      $ 182    $ 232,585      $(28,729)
-------------------------------------------------------------------------------------------------------------------------

                                    ----------------------------------------------------
                                     ACCUMULATED
                                        OTHER                                  TOTAL
                                    COMPREHENSIVE   RETAINED    TREASURY   STOCKHOLDERS'
                                    INCOME (LOSS)   EARNINGS     STOCK        EQUITY
----------------------------------  ----------------------------------------------------
Balance at Dec. 31, 1996              $   (952)     $ 542,335   $    (42)    $ 852,036
Net income                                             71,625                   71,625
Other comprehensive income (loss):
 Foreign currency translation
   adjustment net of tax benefit
   (expense) of ($289)                     536                                     536
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   ($251)                                  466                                     466
Comprehensive income
Preferred and common cash
 dividends declared                                   (28,301)                 (28,301)
Exercise of stock options                                                        8,477
Issuance of stock --
 Dividend reinvestment                                                             857
 Benefit plans                                                     1,297         4,666
Amortization of deferred
 compensation                                                                   11,343
Termination benefit --
 Benefit plans                                                   (15,662)        5,245
------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1997              $     50      $ 585,659   $(14,407)    $ 926,950
Net income                                            447,880                  447,880
Other comprehensive income (loss):
 Foreign currency translation
   adjustment net of tax benefit
   (expense) of $109                      (202)                                   (202)
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   ($33)                                    61                                      61
Comprehensive income
Tender Offer                                         (640,553)                (801,606)
Preferred and common cash
 dividends declared                                   (10,894)                 (10,894)
Exercise of stock options                                                        3,105
Issuance of stock -- Dividend
 reinvestment                                                                       89
 Benefit plans                                                                   2,055
Amortization of deferred
 compensation                                                                    8,193
Termination benefit --
 Benefit plans                                                    (3,558)        1,774
Stock buyback                                                     (4,549)       (4,549)
ESOP stock purchase                                                            (12,569)
ESOP shares committed to be
 released                                                                           17
---------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1998              $    (91)     $ 382,092   $(22,514)    $ 560,304
Net income                                             49,818                   49,818
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $5,763                              (10,703)                                (10,703)
Comprehensive income
Conversion of Class B Preferred
 Stock                                                                               0
Preferred and common cash
 dividends declared                                   (10,169)                 (10,169)
Exercise of stock options                                                           20
Issuance of stock --
 Benefit plans                                                                       0
Amortization of deferred
 compensation                                                                    3,781
Termination benefit --
 Benefit plans                                                                       0
Stock buyback                                                     (3,955)       (3,955)
ESOP shares committed to be
 released                                                                          535
-------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1999              $(10,794)     $ 421,741   $(26,469)    $ 589,631
-------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                      ($ IN THOUSANDS)                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  1999            1998            1997
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                    $     49,818    $    447,880    $     71,625
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Equity securities (gains) losses                               (30,391)         41,750          11,426
    Noncash charges associated with exit of auto finance
      business                                                      16,900               0               0
    Depreciation and amortization                                   18,507          21,480          35,280
    Provision for credit losses, excluding auto                     37,747          67,193         210,826
    Gain on transfer of consumer credit card business                    0        (541,288)              0
    Noncash expense associated with unusual charges                      0          25,539               0
    Investment in subordinated trust assets, net                  (112,378)       (113,473)        (95,237)
    Proceeds from sale of trading investments                      185,042         293,413               0
    Origination of loans and leases held for sale               (3,077,544)     (5,772,116)     (4,285,632)
    Proceeds from sale of loans and leases held for sale         3,138,290       5,760,090       4,309,218
    Change in other assets and other liabilities                   (55,585)       (186,317)         68,371
    Change in retained interest-only strip, excluding auto
      charge                                                        85,627         (25,790)        (53,603)
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          256,033          18,361         272,274
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Change in federal funds sold and interest-bearing
      deposits                                                     108,802         (25,675)          4,541
    Purchase of investments available for sale                 (12,872,622)    (44,610,758)    (46,510,251)
    Proceeds from sales of investments available for sale          812,821       1,707,418       1,736,050
    Proceeds from maturing investments available for sale       12,171,704      43,591,658      44,263,776
    Purchase of loan and lease portfolios                                0         (38,190)       (141,687)
    Principal collected on Advanta Mortgage loans and leases
      not held for sale                                            177,530         211,444         116,390
    Origination of Advanta Mortgage loans and leases not
      held for sale                                               (478,805)       (498,935)       (156,115)
    Change in business card receivables and other loans not
      held for sale, excluding sales                               (18,872)         17,974        (113,099)
    Change in consumer credit card receivables not held for
      sale, excluding sales/transfers                                    0        (121,845)       (571,215)
    Purchases of premises and equipment, net                       (23,683)        (41,795)        (79,003)
----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities               (123,125)        191,296      (1,450,613)
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Change in demand and savings deposits                           62,329          70,415         190,493
    Proceeds from sales of time deposits                           600,747       1,762,747       1,934,081
    Payments for maturing time deposits                           (900,507)       (500,447)       (967,021)
    Change in repurchase agreements, term fed funds and FHLB
      advances                                                     324,191          38,195         (10,000)
    Proceeds from issuance of long-term debt                       123,537          29,857         536,004
    Payments on redemption of long-term debt                      (365,176)       (781,051)       (536,827)
    Change in other borrowings                                      49,109         (16,473)        (92,229)
    Tender Offer                                                         0        (801,606)              0
    Stock buyback                                                   (3,955)         (4,549)              0
    ESOP stock purchase                                                  0         (12,569)              0
    Proceeds from issuance of stock                                     20           5,249          14,000
    Cash dividends paid                                            (10,169)        (10,894)        (28,301)
----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities               (119,874)       (221,126)      1,040,200
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                     13,034         (11,469)       (138,139)
Cash at beginning of period                                         16,267          27,736         165,875
----------------------------------------------------------------------------------------------------------
Cash at end of period                                         $     29,301    $     16,267    $     27,736
----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         ($ IN THOUSANDS EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Advanta Corp., a Delaware corporation, (collectively with its subsidiaries, "Advanta") is a financial services company that provides consumers and small businesses throughout the country with a variety of financial products including mortgages, business credit cards, equipment leases, insurance and deposit products. Advanta services approximately 680,000 customers and manages receivables of approximately $10.2 billion. Advanta also services mortgage loans for third parties (referred to as "subservicing" or "contract servicing"). Prior to February 20, 1998, Advanta issued consumer credit cards.

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Advanta Corp. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current year's presentation.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for securitization income, retained interest-only strips, contractual mortgage servicing rights, the fair value of certain financial instruments, the allowance for credit losses, and income taxes, among others. Actual results could differ from those estimates.

INVESTMENTS

Trading investments are securities that are bought and held principally for the purpose of selling them in the near term. Trading investments are reported at fair value, with unrealized gains and losses included in earnings. Investments available for sale include securities that Advanta sells from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at market value and unrealized gains and losses on these securities are reported in other comprehensive income, net of income taxes.

     Investments of Advanta's venture capital unit, Advanta Partners, are included in investments available for sale and carried at estimated fair value following the specialized industry accounting principles of this unit. Management makes fair value determinations based on quoted market prices, when available, and considers the investees' financial results, conditions and prospects when market prices are not available. The equity method of accounting for investments is not applied in accordance with venture capital accounting principles.

     Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

LOAN AND LEASE RECEIVABLES HELD FOR SALE

Loan and lease receivables held for sale represent receivables currently on the balance sheet that Advanta intends to sell or securitize within the next six months. These assets are reported at the lower of aggregate cost or fair market value by loan type. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility in light of historical experience by loan type, the nature and volume of the loan and lease portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

     Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Advanta charges losses on nonperforming Advanta Mortgage loans against the allowance generally at the earlier of foreclosure or when they have become twelve months delinquent. Losses on lease receivables are generally charged against the allowance when 121 days contractually delinquent. Advanta's charge-off policy, as it relates to business credit card accounts, is to charge-off a receivable, if not paid, at 180 days contractually delinquent. Consumer credit card accounts, if not paid, were charged-off at 186 days contractually delinquent. Credit card accounts suspected of being fraudulent are charged-off after a 90-day investigative period, unless the investigation shows no evidence of fraud.

     The accrual of interest is discontinued when the related receivable becomes 90 days past due. Interest income is subsequently recognized only to the extent cash payments are received.

ORIGINATION COSTS AND FEES

Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using a method which approximates the level yield method. Upon the sale or securitization of Advanta Mortgage loans or lease receivables, the unamortized portion of net fees or costs is included in the computation of the gain on sale. Deferred origination costs include costs of loan origination associated with transactions with independent third parties and certain costs relating to direct sales and underwriting activities and preparing and processing loan documents.

     Advanta engages third parties to solicit and originate credit card account relationships. Amounts paid to third parties to acquire credit card accounts are deferred and netted against any related credit card fee, and the net amount is amortized on a straight-line basis over the privilege period of one year. Net deferred costs on business card receivables were $8.1 million at December 31, 1999 and $2.1 million at December 31, 1998.

SECURITIZATION ACTIVITIES

Advanta, through its subsidiaries, sells mortgage loans, business cards and leases through securitizations, typically with servicing retained. Prior to the Consumer Credit Card Transaction in 1998, Advanta also securitized consumer credit card receivables.

     The transfer of financial assets in which Advanta surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Liabilities and derivatives incurred or obtained as part of a transfer of financial assets are initially measured at fair value, if practicable. Advanta allocates the previous carrying amount of the receivables securitized between the assets sold and the retained interests, including the servicing relationship, interests in the receivables, and an interest-only strip, based on their relative estimated fair values at the date of sale. A gain is recognized at the time of the sale, equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. The retained interest-only strip represents the fair value of the remaining interest to be collected from the borrowers on the underlying loans after the payment of interest to the certificate holders and the payment of a servicing fee to Advanta in its role as servicer reduced by the estimated fair value of Advanta's obligation for anticipated charge-offs.

     During the revolving period of each credit card securitization trust, securitization income is recorded representing gains on the sale of new receivables to the trusts on a continuous basis to replenish the investors' interest in trust receivables that have been repaid by the credit card holders.

RETAINED INTEREST-ONLY STRIP

Retained interest-only strips are measured in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Advanta accounts for the retained interest-only strips from mortgage securitizations as trading securities. These assets are recorded at estimated fair value and the resulting unrealized gain or loss from the valuation of the receivable is included in the results of operations for the period.

     Advanta estimates the fair value of retained interest-only strips based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average yield on each pool of the receivables sold over the sum of the interest rate paid to the certificate holder plus the servicing fee, a trustee fee, credit enhancement costs and an estimate of future credit losses over the life of the receivables. Cash flows are discounted from the date the cash is expected to become available to Advanta (the "cash-out" method). These cash flows are projected over the life of the receivables using prepayment, default, and interest rate assumptions that management believes would be used by market participants for similar financial instruments subject to prepayment, credit and interest rate risk. The cash flows are discounted using an interest rate that management believes a purchaser unrelated to the seller of the financial instrument would demand. See Note 23 for discussion of assumptions used in the estimate of fair value at December 31, 1999 and 1998. As all estimates used are influenced by factors outside Advanta's control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Interest income is recognized over the life of the retained interest-only strip using the discount rate used in the valuation.

SERVICING RIGHTS

Advanta allocates a portion of the book value of receivables securitized to the retained servicing rights based on relative fair values. Management has estimated the fair value of servicing rights based on a discounted cash flow analysis. The cash flows are estimated as the excess of the benefits of servicing, principally revenues from contractually specified servicing fees, late charges, prepayment penalties and other ancillary sources, over adequate market-based compensation. Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") defines adequate compensation to include the profit that would be demanded in the marketplace. Servicing rights are amortized in proportion to, and over the period of, estimated net future servicing fee income.

     Servicing assets associated with credit card securitization transactions are not material as the benefits of servicing are not expected to be more or less than adequate compensation to Advanta for performing the servicing.

     Advanta periodically evaluates the potential impairment of servicing rights. Advanta stratifies these rights based on two of the predominant risk characteristics of the underlying loans, the period of origination and the type of loan (i.e., fixed or adjustable rate loan). Impairment is recognized through a valuation allowance for each individual stratum. The amount of impairment recognized is the amount by which the servicing rights for a stratum exceed their estimated fair value. See Note 23 for discussion of assumptions used in the estimate of fair value at December 31, 1999 and 1998.

SUBORDINATED TRUST ASSETS

Subordinated trust assets represent other retained interests in Advanta Mortgage's securitizations. Ownership of these interests, together with the related retained interest-only strip, is represented by the subordinate certificates issued by the securitization trust. These certificates serve as a form of credit enhancement for the transactions, and excess losses on the collateral would be absorbed by these amounts. Subordinated trust assets are allocated a variable rate, risk-adjusted return. These assets are classified as trading securities and are carried at estimated fair value. In estimating fair value, management considers the credit enhancement provided by the retained interest-only strip.

PREMISES AND EQUIPMENT

Premises, equipment, computers and software are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under agreements to repurchase are accounted for as secured borrowings because Advanta maintains effective control over the transferred assets. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Advanta may be required to provide additional collateral based on the fair value of the underlying securities.

DERIVATIVE FINANCIAL INSTRUMENTS

Advanta uses various derivative financial instruments, including interest rate swaps, interest rate caps, options and forward contracts, as part of its risk management strategy to reduce interest rate risk. Derivatives are not used for trading or speculative activities. Derivatives are classified as hedges or synthetic alterations of specific on-balance sheet items, off-balance sheet items or anticipated transactions. In order for derivatives to qualify for hedge accounting treatment, the following conditions must be met:

     1) the underlying item being hedged must expose Advanta to interest rate risk;

     2) the derivative used serves to reduce Advanta's sensitivity to interest rate risk; and

     3) the derivative used is designated and deemed effective in hedging Advanta's exposure to interest rate risk.

In addition to meeting these conditions, anticipatory hedges must demonstrate that the anticipated transaction being hedged is probable to occur and the expected terms of the transaction are identifiable.

     Gains or losses on derivatives designated as hedges of balance sheet items not carried at fair value are deferred and are ultimately recognized in income as part of the carrying amount of the related balance sheet item exposing Advanta to interest rate risk. Accrual accounting is applied for derivatives designated as synthetic alterations with income and expense recorded in the same category as the related underlying on-balance sheet or off-balance sheet item synthetically altered. Gains or losses resulting from early terminations of derivatives are deferred and amortized over the shorter of the remaining term of the underlying balance sheet item or the remaining term of the derivative. If the underlying balance sheet item is sold, matures or is extinguished, or the anticipated transaction is no longer likely to occur, any unrecognized gain or loss on the derivative is recognized currently in earnings.

     For derivatives designated as hedges of balance sheet items where changes in fair value are recognized currently in earnings, the related derivative is included in the balance sheet at fair value, and changes in the fair value of the derivative are also recognized currently in earnings.

     Derivatives not qualifying for hedge or synthetic accounting treatment would be carried at market value with realized and unrealized gains and losses included in operating results. During 1999, 1998 and 1997, all of Advanta's derivatives qualified as hedges or synthetic alterations. For purposes of reporting cash flows, cash flows from derivatives accounted for as hedges or synthetic alterations are classified in the same category as the item being hedged.

INSURANCE

Insurance premiums are earned ratably over the period of insurance coverage provided. Reinsurance premiums, net of commissions, on credit life, disability and unemployment policies, are earned monthly based upon the outstanding balance of the underlying receivables. The cost of acquiring new reinsurance is deferred and amortized over the period the related premiums are earned in order to match the expense with the anticipated revenue.

     Insurance loss reserves are based on estimated settlement amounts for both reported losses and incurred but not reported losses.

STOCK-BASED COMPENSATION

Advanta has elected to account for stock-based compensation following Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" as permitted by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Advanta has adopted the disclosure-only provisions of SFAS 123.

INCOME TAXES

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders is computed by deducting Class A and Class B Preferred Stock dividends from net income. Diluted earnings per share is computed by dividing income available to common stockholders, increased by dividends on dilutive Class B Preferred Stock for the period, by the sum of average common shares outstanding plus dilutive common shares for the period. Potentially dilutive common shares include stock options, restricted stock issued under incentive plans and Class B Preferred Stock. Since the cash dividends declared on Advanta's Class B Common Stock were higher than the dividends declared on the Class A Common Stock, basic and diluted earnings per share have been calculated using the "two-class" method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. Advanta has also presented combined earnings per share, which represents a weighted average of Class A and Class B earnings per share.

CASH FLOW REPORTING

Cash paid for interest was $161.0 million during 1999, $218.3 million during 1998, and $304.0 million during 1997. Cash paid (refunds received) for taxes was $8.9 million during 1999, $28.2 million during 1998, and $(6.1) million during 1997. See Note 9 for discussion of noncash transfer of assets and liabilities in the Consumer Credit Card Transaction. Noncash transactions in 1998 also included the retention of $795 million of trust certificates at the time of receivable securitization. These securities were classified as trading investments. In 1999, $315 million of these securities were reclassified from trading to available-for-sale securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, cannot be applied retroactively and will be adopted as required January 1, 2001. Advanta anticipates that the adoption of SFAS No. 133 will not have a material effect on the results of operations; however, Advanta continues to monitor potential changes and implementation guidance to this new accounting standard.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Before the issuance of SFAS No. 134, Advanta was required to account for resulting mortgage-backed securities or other retained interests as trading securities. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Advanta adopted SFAS No. 134 on January 1, 1999, and reclassified approximately $315 million of retained mortgage-backed securities related to mortgage loan securitizations from trading to available-for-sale securities based on Advanta's intent with respect to these securities. Advanta continues to classify its retained interest-only strips and subordinated trust assets from mortgage loan securitizations as trading securities.

NOTE 2.  INVESTMENTS

Investments available for sale consisted of the following:

                                                                       DECEMBER 31,
                       -----------------------------------------------------------------------------------------------
                                            1999                                             1998
                       ----------------------------------------------   ----------------------------------------------
                                     GROSS        GROSS                               GROSS        GROSS
                       AMORTIZED   UNREALIZED   UNREALIZED    MARKET    AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                         COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
-----------------------------------------------------------------------------------------------------------------------
U.S. Treasury & other
 U.S. Government
 securities            $145,112        $0        $ (4,668)   $140,444   $435,953       $178        $ (33)     $436,098
State and municipal
 securities               3,473         0             (85)      3,388      4,636        182            0         4,818
Collateralized
 mortgage obligations   456,288         0          (8,220)    448,068     12,278          0          (18)       12,260
Mortgage-backed
 securities              98,190         0          (3,634)     94,556      4,265          0         (203)        4,062
Equity securities(1)     60,892         0               0      60,892     61,006          0         (250)       60,756
Other                     1,531         2               0       1,533      3,411          5            0         3,416
-----------------------------------------------------------------------------------------------------------------------
   Total investments
     available for
     sale              $765,486        $2        $(16,607)   $748,881   $521,549       $365        $(504)     $521,410
-----------------------------------------------------------------------------------------------------------------------

                                             DECEMBER 31,
                          ---------------------------------------------------
                             1997                        1997
                          ----------     ------------------------------------
                                           GROSS        GROSS
                          AMORTIZED      UNREALIZED   UNREALIZED     MARKET
                             COST          GAINS        LOSSES       VALUE
---------------------    ------------    ------------------------------------
U.S. Treasury & other
 U.S. Government
 securities                $1,083,848       $ 82        $(184)     $1,083,746
State and municipal
 securities                     5,195        123            0           5,318
Collateralized
 mortgage obligations          15,639          0         (151)         15,488
Mortgage-backed
 securities                    47,387        150            0          47,537
Equity securities(1)           69,092          0         (250)         68,842
Other                           1,344          0           (3)          1,341
-----------------------------------------------------------------------------
   Total investments
     available for
     sale                  $1,222,505       $355        $(588)     $1,222,272
-----------------------------------------------------------------------------

(1) Includes investments of the venture capital unit, Advanta Partners LP. The amount shown as amortized cost represents carrying value for these investments. See Note 1.

Maturities of investments available for sale at December 31, 1999 were as follows:

                                                              AMORTIZED     MARKET
                                                                COST        VALUE
-----------------------------------------------------------------------------------
Due in 1 year                                                 $ 17,698     $ 17,662
Due after 1 but within 5 years                                 128,794      124,168
Due after 5 but within 10 years                                  1,140        1,093
Due after 10 years                                                 953          909
-----------------------------------------------------------------------------------
          Subtotal                                             148,585      143,832
Mortgage-backed securities                                      98,190       94,556
Collateralized mortgage obligations                            456,288      448,068
Equity and other securities                                     62,423       62,425
-----------------------------------------------------------------------------------
          Total investments available for sale                $765,486     $748,881
-----------------------------------------------------------------------------------

     Net realized gains on the sale of investments are included in other revenues in the Consolidated Income Statements. Realized gains and losses on sales of investments available for sale were as follows for the years ended December 31:

                                                               1999       1998      1997
-----------------------------------------------------------------------------------------
Gross realized gains                                          $30,697    $7,457    $3,867
Gross realized losses                                             (64)     (176)     (181)
-----------------------------------------------------------------------------------------
  Net realized gains                                          $30,633    $7,281    $3,686
-----------------------------------------------------------------------------------------

     Investment securities deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers were $7.3 million at December 31, 1999 and $5.8 million at December 31, 1998. At December 31, 1999, the carrying amount of securities pledged to secure repurchase agreements was $111.3 million and the carrying value of securities pledged to secure Federal Home Loan Bank ("FHLB") advances was $276.2 million. At December 31, 1998, no securities were pledged in connection with repurchase agreements or FHLB advances

     Trading investments at December 31, 1998 consisted of AAA rated classes of Advanta Mortgage Loan Trust 1998-2 and Advanta Mortgage Loan Trust 1998-4 securities. There were no investments classified as trading at December 31, 1999. Net realized and unrealized gains on trading investments were $1,471 thousand in 1998, and were included in other revenues.

NOTE 3.  LOAN AND LEASE RECEIVABLES

Loan and lease receivables on the balance sheet, including those held for sale, consisted of the following:

                                                                    DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 1999          1998
--------------------------------------------------------------------------------------
Advanta Mortgage loans(1)                                     $1,050,478    $  829,819
Business cards(2)                                                275,095       150,022
Leases(3)                                                        132,802       122,657
Other loans                                                       21,930        17,862
--------------------------------------------------------------------------------------
          Gross loan and lease receivables                     1,480,305     1,120,360
--------------------------------------------------------------------------------------
Add: Deferred origination costs, net of deferred fees, and
  unamortized purchase premiums                                   11,166        20,504
Less Allowance for credit losses:
  Advanta Mortgage loans                                         (21,743)      (20,092)
  Business cards                                                 (14,663)       (6,916)
  Leases                                                          (3,110)       (2,695)
  Other loans                                                     (2,331)       (3,734)
--------------------------------------------------------------------------------------
          Total allowance                                        (41,847)      (33,437)
--------------------------------------------------------------------------------------
          Net loan and lease receivables                      $1,449,624    $1,107,427
--------------------------------------------------------------------------------------

(1) Includes Advanta Mortgage loan receivables held for sale of $510.9 million in 1999 and $459.5 million in 1998.

(2) Includes business cards held for sale of $152.4 million in 1999 and $28.1 million in 1998.

(3) Includes leases held for sale of $43.3 million in 1999 and $40.0 million in 1998, and is net of unearned income of $20.8 million in 1999 and $19.4 million in 1998. Also includes residual interests of $78.7 million in 1999 and $67.1 million in 1998.

Securitized receivables consist of the following:

                                                                    DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 1999          1998
--------------------------------------------------------------------------------------
Advanta Mortgage loans                                        $7,333,058    $7,447,502
Business cards                                                   765,019       664,712
Leases                                                           662,841       547,583
--------------------------------------------------------------------------------------
          Total                                               $8,760,918    $8,659,797
--------------------------------------------------------------------------------------

     Advanta Mortgage loans include home equity loans, home equity lines of credit and auto loans, and exclude subservicing loans which were never owned by Advanta, but which Advanta services for a fee. Subservicing receivables were $11.9 billion at December 31, 1999 and $8.3 billion at December 31, 1998. Advanta bears no risk of credit loss on the receivables in our subservicing portfolio and subserviced loans are not included in the Company's managed portfolio of receivables. At December 31, 1999, two clients represented 66% of the subservicing receivables portfolio.

     At December 31, 1999, approximately 87% of Advanta Mortgage managed receivables represented first lien position loans and the balance was second lien position loans. At December 31, 1998, approximately 92% of Advanta Mortgage managed receivables represented first lien position loans. Home equity lines of credit represented 10% of the managed mortgage loan portfolio at December 31, 1999 and 5% at December 31, 1998. Advanta Mortgage managed receivables were comprised of approximately 62% of fixed rate loans at December 31, 1999 and 65% of fixed rate loans at December 31, 1998. Lease receivables are priced on a fixed rate basis. Business card receivables have variable rates based on the LIBOR (London Interbank Offered Rate) index.

The geographic concentration of managed receivables (owned receivables and securitized receivables) was as follows:

                                                                      DECEMBER 31,
-------------------------------------------------------------------------------------------------
                                                               1999                   1998
-------------------------------------------------------------------------------------------------
California                                              $ 1,246,632      12%   $1,246,394      13%
Michigan                                                    707,978       7       816,971       8
Pennsylvania                                                588,386       6       517,369       5
Florida                                                     572,187       6       541,501       6
New York                                                    552,502       5       510,187       5
All other                                                 6,573,538      64     6,147,735      63
-------------------------------------------------------------------------------------------------
          Total managed receivables                     $10,241,223     100%   $9,780,157     100%
-------------------------------------------------------------------------------------------------

     In the normal course of business, Advanta makes commitments to extend credit to its business card and home equity line of credit customers. Commitments to extend credit are agreements to lend to a customer subject to certain conditions established in the contract. Advanta does not require collateral to support credit card commitments. Advanta had commitments to extend credit outstanding for which there was potential credit risk of $4.4 billion at December 31, 1999 and $3.3 billion at December 31, 1998. Advanta believes that its customers' utilization of these lines of credit will continue to be substantially less than the amount of the commitments, as has been Advanta's experience to date. Unused commitments were $2.6 billion at December 31, 1999 and $2.1 billion at December 31, 1998.

NOTE 4.  ALLOWANCE FOR CREDIT LOSSES

The following table displays five years of allowance history:

                                                     YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------
                                      1999        1998         1997         1996        1995
----------------------------------------------------------------------------------------------
Balance at January 1                $ 33,437    $ 137,773    $  89,184    $ 53,494    $ 41,617
Provision for credit losses           42,647       67,193      210,826      96,862      53,326
Transfer from recourse reserves            0            0            0       3,000       1,100
Allowances on receivables (sold)
  purchased                           (6,690)    (118,420)     (11,015)      6,404           0
Gross charge-offs:
     Advanta Mortgage loans          (15,132)     (14,313)      (6,825)     (3,473)     (6,038)
     Business cards                  (11,341)     (11,126)      (6,403)     (2,230)        N/A
     Leases                           (4,429)      (4,992)      (3,180)     (1,214)     (1,413)
     Consumer credit cards                 0      (30,999)    (155,528)    (73,466)    (41,779)
     Other loans                      (2,404)           0           (4)        (13)        (38)
----------------------------------------------------------------------------------------------
          Total gross charge-offs    (33,306)     (61,430)    (171,940)    (80,396)    (49,268)
Recoveries:
     Advanta Mortgage loans            3,011        3,007          991         414          76
     Business cards                    1,238        1,093          205          61         N/A
     Leases                            1,503        1,501        1,010         381         274
     Consumer credit cards                 0        2,719       18,511       8,945       6,354
     Other loans                           7            1            1          19          15
----------------------------------------------------------------------------------------------
          Total recoveries             5,759        8,321       20,718       9,820       6,719
----------------------------------------------------------------------------------------------
Net charge-offs                      (27,547)     (53,109)    (151,222)    (70,576)    (42,549)
Balance at December 31              $ 41,847    $  33,437    $ 137,773    $ 89,184    $ 53,494
----------------------------------------------------------------------------------------------

NOTE 5.  SECURITIZATION ACTIVITIES

The following table presents activity in the retained interest-only ("IO") strip and contractual mortgage servicing rights ("CMSR") asset related to Advanta Mortgage loan securitizations:

                                                              YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 1999        1998(1)
--------------------------------------------------------------------------------------
Beginning balance IO Strip                                     $209,096      $183,306
Beginning balance CMSR                                         $ 74,425      $ 24,546
  IO activity:
     Retained IO on sales, net                                   50,462       181,425
     Interest income                                             19,354        21,674
     Cash received and used to acquire subordinated trust
      assets                                                   (111,600)      (96,455)
     Cash received and released to Advanta                      (25,760)      (29,874)
     Fair value adjustments                                     (20,731)      (50,980)
     Fair value adjustment related to auto exit                  (7,828)            0
     Other                                                        2,648             0
  CMSR activity:
     Servicing rights retained                                   54,124        71,131
     Amortization                                               (39,134)      (12,977)
     Valuation provision                                          3,221        (8,275)
Ending balance IO Strip                                        $115,641      $209,096
Ending balance CMSR                                            $ 92,636      $ 74,425
--------------------------------------------------------------------------------------

(1) In 1999, Advanta reclassified $25.3 million from IO strip to CMSR to better reflect the deal structures. In addition, Advanta reclassified from IO strip $7.4 million as subordinated trust assets and $5.6 million as due from trustee, as these amounts had already been collected by the trust. These reclassifications had no impact on earnings. The 1998 balances have been reclassified to conform to this presentation.

     Securitized Advanta Mortgage loans outstanding were $7.3 billion at December 31, 1999 and $7.4 billion at December 31, 1998. The retained interest-only strip is net of estimated liabilities for anticipated charge-offs of $191.4 million at December 31, 1999 and $149.0 million at December 31, 1998.

     The balance in the valuation allowance for contractual mortgage servicing rights was $5.1 million at December 31, 1999 and was $8.3 million at December 31, 1998. During 1999, 1998 and 1997, there were no direct write-downs or other reductions to the valuation allowance.

     The following table presents activity in subordinated trust assets related to Advanta Mortgage loan securitizations:

                                                              YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 1999          1998
--------------------------------------------------------------------------------------
Beginning balance                                              $291,942      $178,469
  Initial collateral deposits                                    45,717        38,907
  Subordinated trust assets acquired with excess cash flows     111,600        96,455
  Interest income                                                27,227        14,173
  Valuation adjustment related to auto loans                     (4,172)            0
  Valuation adjustment related to mortgage loans                (11,269)            0
  Excess cash flows released to Advanta                         (60,481)      (50,044)
  Net change associated with off-balance sheet warehouse
     facilities                                                    (416)       13,982
--------------------------------------------------------------------------------------
Ending balance                                                 $400,148      $291,942
--------------------------------------------------------------------------------------

     In addition to subordinated trust assets, there were also restricted interest-bearing deposits of $35.8 million at December 31, 1999 and $25.3 million at December 31, 1998 relating to Advanta Mortgage loan securitizations. These deposits, the subordinated trust assets and the retained interest-only strip serve as credit enhancements for the securitization transactions.

     Securitized business cards outstanding were $765 million at December 31, 1999 and $665 million at December 31, 1998. Advanta had retained interests from business card securitizations of $39.3 million at December 31, 1999 and $31.2 million at December 31, 1998. These retained interests serve as credit enhancements for the securitization transactions and include the retained interest-only strip, subordinated trust assets and restricted cash reserves. These assets are included in other assets and restricted interest-bearing deposits on the balance sheet. The business card retained interest-only strip is net of estimated liabilities for anticipated charge-offs of $26.5 million at December 31, 1999 and $25.5 million at December 31, 1998.

     Securitized lease receivables outstanding were $663 million at December 31, 1999 and $548 million at December 31, 1998. Advanta had net retained interests from leasing securitizations of $50.9 million at December 31, 1999 and $29.6 million at December 31, 1998. These retained interests serve as credit enhancements for the securitization transactions and include the retained interest-only strip, servicing assets, subordinated trust assets and restricted interest-bearing deposits. These assets are included in other assets and restricted interest-bearing deposits on the balance sheet. The leasing retained interest-only strip is net of estimated liabilities for anticipated charge-offs of $19.1 million at December 31, 1999 and $15.7 million at December 31, 1998. Total interests in equipment residuals for securitized leases that serve as credit enhancements for the securitization transactions were $46.5 million at December 31, 1999 and $40.6 million at December 31, 1998. Interests in equipment residuals are included in loan and lease receivables.

NOTE 6.  SELECTED BALANCE SHEET INFORMATION

Other assets consisted of the following:

                                                                  DECEMBER 31,
                                                              --------------------
----------------------------------------------------------------------------------
                                                                1999        1998
----------------------------------------------------------------------------------
Servicing advances                                            $105,302    $141,389
Current and deferred federal and state income taxes, net
  (see Note 19)                                                 89,788      31,243
Accrued interest receivable                                     32,410      27,184
Other real estate(A)                                             9,560       6,622
Goodwill                                                         3,323       3,600
Other                                                          284,553     357,428
----------------------------------------------------------------------------------
          Total other assets                                  $524,936    $567,466
----------------------------------------------------------------------------------

(A) Carried at the lower of cost or fair market value less selling costs.

Other liabilities consisted of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                1999        1998
----------------------------------------------------------------------------------
Accounts payable and accrued expenses                         $ 98,423    $ 66,852
Accrued interest payable                                        36,554      38,035
Current and deferred state income taxes                              0       2,445
Other                                                          154,586     137,546
----------------------------------------------------------------------------------
          Total other liabilities                             $289,563    $244,878
----------------------------------------------------------------------------------

NOTE 7.  LONG-TERM DEBT

Long-term debt consists of borrowings having an original maturity of over one year. The composition of long-term debt at December 31, 1999 and 1998, was as follows:

                                                                   DECEMBER 31,
------------------------------------------------------------------------------------
                                                                1999         1998
------------------------------------------------------------------------------------
SENIOR DEBT
12 month senior notes (8.39%-9.40%)                           $ 86,647    $   48,948
18 month senior notes (7.42%-9.21%)                              8,344         6,565
24 month senior notes (7.14%-9.71%)                             50,571        32,360
30 month senior notes (6.95%-9.44%)                             13,852        13,609
48 month senior notes (5.97%-9.49%)                              8,427         8,454
60 month senior notes (6.02%-9.67%)                             28,863        20,779
Value notes, fixed (7.00%-7.85%)                                 7,779         9,300
Medium-term notes, fixed (6.54%-7.50%)                         490,650       703,460
Medium-term notes, floating                                     47,400       163,000
Medium-term bank notes, fixed (6.45%-7.12%)                      7,347         7,338
Other senior notes (6.77%-11.34%)                               37,670        14,844
------------------------------------------------------------------------------------
          Total senior debt                                    787,550     1,028,657
Subordinated notes (7.00%-11.34%)                                  958         1,490
------------------------------------------------------------------------------------
          Total long-term debt                                $788,508    $1,030,147
------------------------------------------------------------------------------------

     Advanta has priced its floating rate medium-term notes based on a spread over LIBOR. At December 31, 1999, the rates on these notes varied from 6.05% to 6.91%. At December 31, 1999 and 1998, Advanta used derivative financial instruments to effectively convert certain fixed rate debt to a LIBOR-based variable rate (see Note 24).

     The annual maturities of long-term debt at December 31, 1999 for the years ending December 31 are as follows: $353.8 million in 2000; $338.2 million in 2001; $78.6 million in 2002; $7.4 million in 2003; and $10.5 million in 2004.
The average interest cost of Advanta's long-term debt was 6.53% during 1999, 6.52% during 1998, and 6.38% during 1997.

NOTE 8.  OTHER BORROWINGS

The composition of other borrowings was as follows:

                                                                 DECEMBER 31,
---------------------------------------------------------------------------------
                                                                1999       1998
---------------------------------------------------------------------------------
Securities sold under repurchase agreements                   $104,191    $     0
FHLB advances                                                  220,000          0
Warehouse facility                                              76,435     18,517
Other borrowings                                                 8,975     17,784
---------------------------------------------------------------------------------
          Total                                               $409,601    $36,301
---------------------------------------------------------------------------------

     Advanta has secured warehouse financing facilities and secured commercial paper conduit facilities totaling $2.4 billion at December 31, 1999. Of the total, $1.8 billion was committed. These commitments can be withdrawn under certain conditions, including the failure of Advanta to make payments under the terms of the agreements. Advanta pays a monthly facility fee on the unused commitments of up to 35 basis points. These facilities provide for on-balance sheet and off-balance sheet funding. At December 31, 1999, Advanta had $1.2 billion available under these facilities, as there was $1.2 billion of loans funded through these facilities, $76.4 million of which were accounted for as secured borrowings. These facilities are generally renewable annually. Upon the expiration of these facilities, management expects to obtain the appropriate levels of replacement funding under similar terms and conditions. At December 31, 1998, Advanta had secured warehouse financing facilities and secured commercial paper conduit facilities totaling $1.5 billion. There were $536.1 million of loans funded through these facilities at December 31, 1998; $18.5 million of which were accounted for as secured borrowings.

     Advanta is subject to loan covenants related to the maintenance of certain equity levels at the borrowing subsidiaries, limitations on mergers and acquisitions, limitations on transactions with affiliates, and maintenance of adequate investment base and interest rate protection agreements. Management believes that at December 31, 1999, Advanta was in compliance with all such loan covenants.

     The following table displays information related to selected types of short-term borrowings:

                                                 1999              1998              1997
-----------------------------------------------------------------------------------------------
                                             AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE
-----------------------------------------------------------------------------------------------
At year end:
  Securities sold under repurchase
     agreements                             $104,191   5.78%  $      0      0%  $      0      0%
  FHLB advances                              220,000   5.53          0      0          0      0
-----------------------------------------------------------------------------------------------
Average for the year:
  Securities sold under repurchase
     agreements                             $ 24,647   5.39%  $ 69,916   6.05%  $  9,796   5.66%
  Term fed funds, fed funds purchased and
     FHLB advances                            11,432   5.57        272   5.61     11,925   5.71
-----------------------------------------------------------------------------------------------
  Total                                     $ 36,079   5.43%  $ 70,188   6.05%  $ 21,721   5.69%
-----------------------------------------------------------------------------------------------
Maximum month-end balance:
  Securities sold under repurchase
     agreements                             $104,191          $259,643          $149,130
  Term fed funds, fed funds purchased and
     FHLB advances                           220,000             1,700            65,000
-----------------------------------------------------------------------------------------------

     The weighted average interest rates were calculated by dividing the interest expense for the period by the average amount of short-term borrowings outstanding during the period, calculated as an average of daily amounts.

NOTE 9.  DISPOSITION OF CONSUMER CREDIT CARD ASSETS

In accordance with the terms of the contribution agreement, dated as of October 28, 1997, as amended February 20, 1998, by and between Advanta and Fleet Financial Group, Inc. ("Fleet"), Advanta and certain of its subsidiaries and Fleet and certain of its subsidiaries each contributed certain assets and liabilities of their respective consumer credit card businesses to Fleet Credit Card LLC ("Fleet LLC") in exchange for an ownership interest in Fleet LLC. Subsequent to February 20, 1998, Fleet Credit Card Services LP became the successor in interest to Fleet LLC. References to Fleet LLC include its successor in interest, Fleet Credit Card Services LP. Advanta recognized a gain on the transfer of the consumer credit card business (the "Consumer Credit Card Transaction") representing the excess of liabilities transferred to Fleet LLC over the net basis of the assets transferred. The gain also included Advanta's ownership interest in Fleet LLC. The gain on the transfer was not subject to income tax and no tax provision was recorded. The contribution agreement provides for the parties to make a final determination of the transferred assets and liabilities. As further described in Note 10, Advanta and Fleet are parties to a lawsuit concerning disputes regarding the final determination of the transferred assets and liabilities. It is possible that the outcome of the litigation will result in an increase or decrease to the gain recorded.

     Advanta retained certain immaterial assets of its consumer credit card business, which are not required in the operation of that business, and certain liabilities related to its consumer credit card business. These retained assets and liabilities include among others, all reserves relating to its credit insurance business and any liability or obligation relating to certain consumer credit card accounts generated in specific programs which comprised a very small portion of Advanta's consumer credit card receivables as of February 20, 1998. The assets and liabilities retained have been classified in other assets and other liabilities.

     The contribution was accounted for as: (1) the transfer of financial assets (cash, loans, and other receivables) and an extinguishment of financial liabilities (deposits, debt and other borrowings and other liabilities) following SFAS 125; and (2) the sale of non-financial assets and liabilities (principally property and equipment, prepaid assets, deferred costs and certain contractual obligations). The financial assets, non-financial assets and liabilities of Advanta's consumer credit card business that were contributed were removed from the balance sheet. Advanta was legally released as primary obligor under all of the financial liabilities contributed and, accordingly, they were removed from the balance sheet.

     Concurrently with the Consumer Credit Card Transaction, Advanta purchased 7,882,750 shares of its Class A Common Stock and 12,482,850 of its Class B Common Stock, each at $40 per share net, and 1,078,930 of its depositary shares each representing one one-hundredth interest in a share of 6 3/4% Convertible Class B Preferred Stock, Series 1995 Stock Appreciated Income Linked Securities at $32.80 per share net, through an issuer tender offer (the "Tender Offer") which was completed on February 20, 1998. The Office of the Comptroller of the Currency approved the payment of a special dividend/return of capital from Advanta National Bank to Advanta Corp., its parent company, to effect the purchase of the shares.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which Advanta denies, center around Fleet's assertions that Advanta has failed to complete certain post-closing adjustments to the value of the assets and liabilities Advanta contributed to Fleet LLC in connection with the Consumer Credit Card Transaction. Fleet seeks damages of approximately $141 million. Advanta has filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that Advanta contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities Advanta has already assumed. Advanta also has filed a countercomplaint against Fleet for approximately $101 million in damages Advanta believes have been caused by certain actions of Fleet following the closing of the Consumer Credit Card Transaction. Formal discovery has begun and is ongoing. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on the financial position or future operating results of Advanta.

     On or about March 26, 1999, a complaint was filed by John Uphaus, individually and on behalf of a class, against Household Bank (Nevada) N.A. ("Household") and Advanta National Bank in the United States District Court for the Northern District of Illinois. Uphaus alleges that he had a credit card account with Household, which account was purchased by Advanta National Bank. He further alleges that the annual percentage rate on a portion of his account was increased in a manner contrary to the promotional material he received. Advanta's preliminary investigation suggests that if a change in interest rate took place, as alleged by Uphaus, that change occurred after the contribution of Advanta's consumer credit card portfolio, and it was made by Fleet LLC. In any event, Fleet LLC is obligated to defend and indemnify Advanta pursuant to the contribution agreement and the licensing agreement between the parties. Advanta National Bank's response to this complaint was originally due on June 21, 1999. The court has extended this deadline several times to allow the parties to exchange information; thus, no response has been filed by either defendant. Some formal discovery has begun.

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

     Advanta leases office space in several states under leases accounted for as operating leases. Total rent expense for all of Advanta's locations was $9.4 million in 1999, $7.9 million in 1998, and $11.3 million in 1997. The future minimum lease payments of all non-cancelable operating leases are as follows:

Year Ended December 31,
2000                                                          $ 6,807
2001                                                            6,339
2002                                                            5,446
2003                                                            5,064
2004                                                            5,040
Thereafter                                                     10,126

NOTE 11.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

In December 1996, Advanta Capital Trust I (the "Trust"), a newly formed statutory business trust established and wholly-owned by Advanta, issued $100 million of capital securities, representing preferred beneficial interests in the assets of the Trust (the "capital securities"). Advanta used the proceeds from the sale for general corporate purposes. The assets of the Trust consist of $100 million of 8.99% junior subordinated debentures issued by Advanta due December 17, 2026. The capital securities will be subject to mandatory redemption under certain circumstances. These circumstances include the optional prepayment by Advanta of the junior subordinated debentures at any time on or after December 17, 2006 at an amount per capital security equal to 104.495% of the principal amount plus accrued and unpaid distributions. This amount declines ratably on each December 17 thereafter to 100% on December 17, 2016. The obligations of Advanta with respect to the junior subordinated debentures, when considered together with the obligations of Advanta under the indenture relating to the junior subordinated debentures, the Amended and Restated Declaration of Trust and the capital securities guarantee issued by Advanta will provide, in the aggregate, a full and unconditional guarantee of payments of distributions and other amounts due on the capital securities. Dividends on the capital securities are cumulative, payable semi-annually in arrears, and are deferrable at Advanta's option for up to ten consecutive semi-annual periods. Advanta cannot pay dividends on its preferred or common stocks during deferments. Dividends on the capital securities have been classified as minority interest in income of consolidated subsidiary in the Consolidated Income Statements. The Trust has no operations or assets separate from its investment in the junior subordinated debentures. Separate financial statements of the Trust are not presented because management has determined that they would not be meaningful to investors.

NOTE 12.  CAPITAL STOCK

Class A Preferred Stock is entitled to 1/2 vote per share and a non-cumulative dividend of $140 per share per year, which must be paid prior to any dividend on the common stock. The redemption price of the Class A Preferred Stock is equivalent to its par value.

     In 1995, Advanta sold 2,500,000 depositary shares each representing a one-hundredth interest in a share of Stock Appreciation Income Linked Securities ("SAILS"). The SAILS constituted a series of Advanta's Class B Preferred Stock, designated as 6 3/4% Convertible Class B Preferred Stock, Series 1995. On September 15, 1999, all of the 1.4 million outstanding depositary shares, each representing a one-hundredth interest in a share of SAILS, mandatorily converted into 1.4 million shares of Class B Common Stock.

     On February 20, 1998, Advanta purchased 7,882,750 shares of its Class A Common Stock and 12,482,850 of its Class B Common Stock at $40 per share net, and 1,078,930 of its depositary shares each representing a one-hundredth interest in a share of SAILS, at $32.80 per share net, through the Tender Offer.

     In 1998, the Board of Directors authorized the repurchase of up to 2.5 million shares of Advanta's Class A and Class B Common Stock and the formation of an Employee Stock Ownership Plan ("ESOP"). Through December 31, 1999, Advanta had purchased 445,600 shares of Class B Common Stock and 1,405,000 shares of Class A Common Stock at a total cost of $21.1 million. Of the total shares purchased, 1,000,000 shares of Class A Common Stock were purchased for Advanta's ESOP.

NOTE 13.  BENEFIT PLANS

RESTRICTED STOCK PLANS

Advanta has adopted several management incentive plans designed to provide incentives to participating employees to remain in the employ of Advanta and devote themselves to its success. Under these plans, eligible employees were given the opportunity to elect to take portions of their anticipated or target bonus payments for future years in the form of restricted shares of common stock (with each plan covering three performance years). To the extent that these elections were made, or were required by the terms of the plans for executive officers, restricted shares were issued to employees. The number of shares granted to employees is determined by dividing the amount of future bonus payments that the employee had elected to receive in stock by the market price as determined under the incentive plans. The restricted shares are subject to forfeiture prior to vesting should the employee terminate employment with Advanta. Restricted shares vest 10 years from the date of grant. Vesting was and may continue to be accelerated annually with respect to up to one-third of the shares granted under the plan covering the particular performance year, based on the extent to which the employee and Advanta met or meet their respective performance goals for that plan performance year. When newly eligible employees elect to participate in a plan, the number of shares issued to them with respect to their target bonus payments for the relevant plan performance years is determined based on the average market price of the stock for the 90 days prior to eligibility. Compensation expense on restricted shares is recognized over the vesting period of the shares. Compensation expense recognized in connection with restricted shares was $3.8 million in 1999, $8.2 million in 1998 and $11.3 million in 1997. The following table summarizes restricted shares outstanding and shares issued.

                                                           1999                           1998
                                                        -------------------   ----------------------------
(SHARES IN THOUSANDS)                          ---------   WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                               NUMBER OF   PRICE AT DATE OF   NUMBER OF   PRICE AT DATE OF
                                                SHARES         ISSUANCE        SHARES         ISSUANCE
----------------------------------------------------------------------------------------------------------
Restricted shares outstanding at December 31     1,750           $15            1,592           $20
Restricted shares issued in the year ended
  December 31                                    1,002           $11            1,234           $17
----------------------------------------------------------------------------------------------------------

     Advanta also grants shares of phantom stock to certain officers in lieu of restricted shares. In 1999, there were 27,413 shares of phantom stock granted at a price of $10.625. In 1998, there were 50,632 phantom stock shares granted at a price of $10.625. Shares of phantom stock outstanding totaled 78,045 at December 31, 1999 and 50,632 at December 31, 1998. There were no phantom shares granted before 1998. Compensation expense related to the appreciation on shares of phantom stock was not material during 1999 or 1998.

STOCK OPTION PLANS

At December 31, 1999 Advanta had two stock option plans and accounts for these plans following Accounting Principles Board Opinion No. 25, under which no compensation expense has been recognized.

     Had compensation cost for these plans been determined consistent with SFAS 123, Advanta's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               1999        1998       1997
--------------------------------------------------------------------------------------------
Net income
  As reported                                                 $49,818    $447,880    $71,625
  Pro forma                                                   $41,810     436,960     58,576
--------------------------------------------------------------------------------------------
Basic earnings per share
  As reported
     Combined                                                 $  1.99    $  16.65    $  1.52
     Class A                                                     1.95       16.62       1.45
     Class B                                                     2.02       16.68       1.57
  Pro forma
     Combined                                                 $  1.65    $  16.24    $  1.22
     Class A                                                     1.62       16.21       1.15
     Class B                                                     1.68       16.27       1.27
--------------------------------------------------------------------------------------------
Diluted earnings per share
  As reported
     Combined                                                 $  1.96    $  15.71    $  1.50
     Class A                                                     1.93       15.69       1.43
     Class B                                                     1.99       15.73       1.54
  Pro forma
     Combined                                                 $  1.63    $  15.33    $  1.20
     Class A                                                     1.59       15.31       1.14
     Class B                                                     1.65       15.34       1.24
--------------------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

                                  1999    1998    1997
                                  --------------------
Dividend yield                      3%      3%      1%
Expected life (in years)           10      10      10
Expected volatility                51%     48%     40%
Risk-free interest rate           5.4%    5.7%    6.7%

     Because SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     During 1997 and 1998, Advanta changed the exercise price of certain options granted during 1996 and 1997 to the market price on the date of the modification. These modifications did not result in additional compensation expense under the accounting prescribed by SFAS 123. Also in 1998, Advanta amended the terms of options granted to employees who became employees of Fleet LLC or whose employment was otherwise terminated in connection with the Consumer Credit Card Transaction to extend the post-employment exercise period. In 1998, Advanta accelerated vesting of 43.15% of outstanding options that were not vested at the time of the Consumer Credit Card Transaction. See discussion in
Note 20 of charges to earnings relating to these modifications.

     Advanta's two stock option plans together authorize the grant to employees and directors of options to purchase an aggregate of 10.2 million shares of common stock. Advanta presently intends only to issue options to purchase Class B Common Stock. Substantially all of the options outstanding at December 31, 1999 were options to purchase Class B Common Stock. Options generally vest over a four-year period and expire 10 years after the date of grant. Shares available for future grant were approximately
2.7 million at December 31, 1999 and 2.2 million at December 31, 1998. Transactions under the plans for the three years ended December 31, 1999, were as follows:

                                   1999                           1998                           1997
                       ----------------------------   ----------------------------   ----------------------------
                       NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
                        SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                       ------------------------------------------------------------------------------------------
Outstanding at
  beginning of year      2,988           $22            3,934           $27            4,109           $25
Granted                  1,358            10            1,186            18              967            27
Exercised                   (8)            2           (1,471)           24             (774)           11
Terminated              (1,610)           23             (661)           21             (368)           33
-----------------------------------------------------------------------------------------------------------------
Outstanding at end of
  year                   2,728            15            2,988            22            3,934            27
-----------------------------------------------------------------------------------------------------------------
Options exercisable
  at year-end              722                          1,353                          2,003
-----------------------------------------------------------------------------------------------------------------
Weighted average fair
  value of options
  granted during the
  year                  $ 4.60                         $ 8.05                         $22.90
-----------------------------------------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding at December 31, 1999.

    (SHARES IN THOUSANDS)         OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                   -------------------------------------------------   ------------------------------
                     NUMBER      WEIGHTED AVERAGE                        NUMBER
    RANGE OF       OUTSTANDING      REMAINING       WEIGHTED AVERAGE   EXERCISABLE   WEIGHTED AVERAGE
EXERCISE PRICES    AT 12/31/99   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/99    EXERCISE PRICE
                   -------------------------------------------------   ------------------------------
     1 to 10          1,004         9.1 years             $ 8                56            $ 9
    11 to 20          1,053         8.6                    16               192             17
    21 to 30            641         6.6                    22               445             22
    31 to 40             27         5.8                    38                27             38
    41 to 46              3         6.2                    46                 2             46
-----------------------------------------------------------------------------------------------------
       Total          2,728                                                 722
-----------------------------------------------------------------------------------------------------

     During 1999 and 1998, Advanta issued stock appreciation rights to certain directors of Advanta in exchange for or in lieu of options. At December 31, 1999, 1,230 rights were outstanding with a strike price of $4.75, 127,000 rights were outstanding with a strike price of $10.75, 163,074 rights were outstanding with a strike price of $12.33 and 233,675 rights were outstanding with a strike price between $19.00 and $22.125. At December 31, 1998, 1,230 rights were outstanding with a strike price of $4.75, 163,074 rights were outstanding with a strike price of $12.33 and 233,675 rights were outstanding with a strike price between $19.00 and $22.125. Total stock appreciation rights outstanding were 524,979 at December 31, 1999 and 397,979 at December 31, 1998. Compensation expense related to stock appreciation rights was not material in 1999 or 1998.

EMPLOYEE STOCK PURCHASE PLAN

Advanta has an Employee Stock Purchase Plan, which allows employees and directors to purchase Class B Common Stock at a 15% discount from the market price without paying brokerage fees. Advanta reports this 15% discount as compensation expense and incurred expense of $162 thousand in 1999, $200 thousand in 1998, and $339 thousand in 1997. Shares issued under the plan are issued at the average market price on the day of purchase.

EMPLOYEE SAVINGS PLAN

Advanta has a tax-deferred employee savings plan, which provides employees with savings and investment opportunities, including the ability to invest in Advanta's Class B Common Stock. The employee savings plan provides for discretionary employer contributions equal to a portion of the first 5% of an employee's compensation contributed to the plan. For the three years ended December 31, 1999, 1998 and 1997, Advanta contributions equaled 100% of the first 5% of participating employees' compensation contributed to the plan. The expense for this plan totaled $2.7 million in 1999, $2.4 million in 1998, and $3.5 million in 1997. All shares purchased by the plan in the years ended December 31, 1999, 1998 and 1997 were acquired from Advanta at the market price on each purchase date or were purchased on the open market.

DEFERRED COMPENSATION PLAN

Advanta offers an elective, nonqualified deferred compensation plan to qualified executives and non-employee directors, which allows them to defer a portion of their cash compensation on a pretax basis. The plan contains provisions related to minimum contribution levels and deferral periods with respect to any individual's participation. The plan participant makes irrevocable elections at the date of deferral as to deferral period and date of distribution. Interest is credited to the participant's account at the rate of 125% of the 10-year rolling average interest rate on 10-Year U.S. Treasury Notes. Distribution from the plan may be either at retirement or at an earlier date, and can be either in a lump sum or in installment payments. Advanta has purchased life insurance contracts with a face value of $55 million to fund this plan.

EMPLOYEE STOCK OWNERSHIP PLAN

On September 10, 1998, Advanta's Board of Directors authorized the formation of an Employee Stock Ownership Plan, covering all employees of Advanta who have reached age 21 with one year of service. During 1998, the ESOP borrowed approximately $12.6 million from Advanta and used the proceeds to purchase approximately 1,000,000 shares of Advanta's Class A Common Stock. The ESOP loan is repayable with an interest rate of 8% over 30 years. Advanta makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received on unallocated shares by the ESOP. As the ESOP loan is repaid, shares are allocated to active employees, based on the proportion of debt service paid in the year. Advanta accounts for its ESOP in accordance with AICPA Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Accordingly, unallocated shares are reported as unearned ESOP shares in the balance sheet. As shares of common stock acquired by the ESOP are committed to be released to each employee, Advanta reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are used to fund debt service of the ESOP. ESOP compensation expense was $535 thousand for the year ended December 31, 1999 and $17 thousand for the year ended December 31, 1998. At December 31, 1999 there were 965,229 unearned and unallocated ESOP shares with a fair value of $17.6 million. At December 31, 1998, there were 998,513 unearned and unallocated ESOP shares with a fair value of $13.2 million.

NOTE 14.  CAPITAL RATIOS

Advanta National Bank and Advanta Bank Corp. are wholly-owned subsidiaries of Advanta. Advanta National Bank and Advanta Bank Corp. are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the institutions' and Advanta's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the institutions must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The institutions' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the institution to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

     As of December 31, 1999 and 1998, Advanta National Bank and Advanta Bank Corp. met all capital adequacy requirements to which they were subject and were categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the institutions must maintain minimum total risk-based capital, Tier I risk-based capital and Tier I leverage ratios as set forth in the following table.

                                                                                  TO BE WELL-
                                                                                  CAPITALIZED
                                                                                  UNDER PROMPT
                                                             FOR CAPITAL           CORRECTIVE
                                           ACTUAL         ADEQUACY PURPOSES    ACTION PROVISIONS
-------------------------------------------------------------------------------------------------
                                       AMOUNT    RATIO     AMOUNT    RATIO      AMOUNT     RATIO
-------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1999
---------------------------
Total Capital (to Risk Weighted
  Assets)
  Advanta National Bank               $427,409   14.86%   $230,061   greater   $287,576   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                         to                    to
                                                                       8.0%                 10.0%
  Advanta Bank Corp.                   143,151   13.28      86,204   greater    107,755   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                         to                    to
                                                                       8.0%                 10.0%
Tier I Capital (to Risk Weighted
  Assets)
  Advanta National Bank               $414,359   14.41%   $115,030   greater   $172,546   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                         to               to 6.0%
                                                                       4.0%
  Advanta Bank Corp.                   128,193   11.90      43,102   greater     64,653   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                         to               to 6.0%
                                                                       4.0%
Tier I Capital (to Average Assets)
  Advanta National Bank               $414,359   18.18%   $ 91,193   greater   $113,991   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                         to               to 5.0%
                                                                       4.0%
  Advanta Bank Corp.                   128,193   27.86      18,406   greater     23,008   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                         to               to 5.0%
                                                                       4.0%
AS OF DECEMBER 31, 1998
---------------------------
Total Capital (to Risk Weighted
  Assets)
  Advanta National Bank               $380,107   12.12%   $250,932   greater   $313,665   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                         to                    to
                                                                       8.0%                 10.0%
  Advanta Bank Corp.                    41,840   14.13      23,683   greater     29,604   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                         to                    to
                                                                       8.0%                 10.0%
Tier I Capital (to Risk Weighted
  Assets)
  Advanta National Bank               $370,281   11.80%   $125,466   greater   $188,199   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                         to               to 6.0%
                                                                       4.0%
  Advanta Bank Corp.                    38,139   12.88      11,842   greater     17,763   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                         to               to 6.0%
                                                                       4.0%
Tier I Capital (to Average Assets)
  Advanta National Bank               $370,281   17.13%   $ 86,458   greater   $108,074   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                         to               to 5.0%
                                                                       4.0%
  Advanta Bank Corp.                    38,139   16.10       9,474   greater     11,842   greater
                                                                     than or              than or
                                                                      equal                 equal
                                                                         to               to 5.0%
                                                                       4.0%


NOTE 15.  DIVIDEND AND LOAN RESTRICTIONS

In the normal course of business, Advanta and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in dividend and loan restrictions.

     FDIC-insured banks are subject to certain provisions of the Federal Reserve Act which impose various legal limitations on the extent to which banks may finance or otherwise supply funds to certain of their affiliates. In particular, Advanta National Bank and Advanta Bank Corp. are subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with Advanta or its affiliates. Advanta National Bank and Advanta Bank Corp. are prevented by these restrictions from lending to Advanta and its affiliates unless these extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, secured extensions of credit are limited in amount: (a) as to Advanta Corp. or any affiliate, to 10 percent of each bank's capital and surplus, and (b) as to Advanta Corp. and all affiliates in the aggregate, to 20 percent of each bank's capital and surplus.

     Under certain grandfathering provisions of the Competitive Equality Banking Act of 1987, Advanta is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended, so long as Advanta and Advanta National Bank continue to comply with certain restrictions on their activities. These restrictions include limiting the scope of Advanta National Bank's activities to those in which it was engaged prior to March 5, 1987. Since Advanta National Bank was not making commercial loans at that time, it must continue to refrain from making commercial loans -- which would include any loans to Advanta or any of its subsidiaries -- in order for Advanta to maintain its grandfathered exemption under the Bank Holding Company Act. Advanta has no present plans to register as a bank holding company under the Bank Holding Company Act.

     Advanta National Bank is also subject to various legal limitations on the amount of dividends that can be paid to its parent, Advanta Corp. Advanta National Bank is eligible to declare a dividend provided that it is not greater than the current year's net profits plus net profits of the preceding two years. In addition, dividends paid by either Advanta National Bank or Advanta Bank Corp. would be prohibited if the effect thereof would cause the bank's capital to be reduced below applicable minimum capital requirements. During 1998, the Office of the Comptroller of the Currency approved the payment of a special dividend/return of capital of $1.3 billion from Advanta National Bank to Advanta Corp. to effect the Tender Offer described in Note 9. As a result of this special dividend/return of capital and the dividend restrictions described above, Advanta National Bank will not be eligible to declare any dividends to Advanta Corp. without prior regulatory approval until at least the first quarter of 2001. Advanta National Bank paid no dividends to Advanta Corp. during 1999 or 1997. There were no dividends from Advanta Bank Corp. to Advanta Corp. during 1999, 1998 or 1997.

     Advanta's insurance subsidiaries are also subject to certain capital, deposit and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 1999 and 1998, the insurance subsidiaries were in compliance with these rules and regulations. Insurance subsidiaries paid dividends to Advanta Corp. of $1.2 million in 1999. Dividends paid to Advanta Corp. in 1998 by insurance subsidiaries were $39 million, including an extraordinary dividend of $35 million that was approved in advance by the applicable state regulators. There were no dividends paid to Advanta Corp. by insurance subsidiaries in 1997.

     Total stockholders' equity of Advanta's banking and insurance affiliates approximated $584 million at December 31, 1999, and $429 million at December 31, 1998. Of Advanta's total equity in these affiliates, $524 million was restricted at December 31, 1999 and $406 million was restricted at December 31, 1998. At January 1, 2000, $60 million of stockholders' equity of Advanta's banking and insurance affiliates was available for payment of dividends under applicable regulatory guidelines.

     In addition to restrictions at banking subsidiaries, certain non-bank subsidiaries are subject to minimum equity requirements as part of securitization agreements or financing facility agreements. The total minimum equity requirement of non-bank subsidiaries was $35 million at December 31, 1999.

NOTE 16.  SEGMENT INFORMATION

Advanta's reportable segments as of December 31, 1999 were Advanta Mortgage, Advanta Business Cards and Advanta Leasing Services. Each of these business segments has separate management teams and infrastructures that offer different products and services. Through February 20, 1998, Advanta also had an additional reportable segment, Advanta Personal Payment Services.

     Effective January 1, 1999, Advanta Leasing Services and Advanta Business Cards were considered separate segments due to the development of separate management teams and infrastructures in each unit, whereas at December 31, 1998, they were considered one combined segment, Advanta Business Services. Advanta has restated the corresponding items of segment information for earlier periods.

     Advanta Mortgage makes nonconforming home equity loans directly to consumers and through brokers. This business unit originates and services first and second lien mortgage loans, including home equity lines of credit, directly through subsidiaries of Advanta. In addition to servicing and managing the loans it originates, Advanta Mortgage contracts with third parties to service their nonconforming home equity loans on a subservicing basis.

     Advanta Business Cards offers MasterCard business credit cards to small businesses using targeted direct mail and the Internet. This product provides approved customers with access, through merchants, banks and ATMs, to an instant unsecured revolving business credit line.

     Advanta Leasing Services offers flexible lease financing programs on small-ticket equipment to small businesses. The primary products financed include office machinery, security systems and computers. The commercial equipment leasing business is generated primarily through third-party referrals from manufacturers or distributors of equipment, as well as independent brokers, direct mail marketing and telemarketing. The equipment is leased under noncancelable leases with initial terms of generally one to five years.

     Prior to the Consumer Credit Card Transaction, Advanta offered consumer credit cards through Advanta Personal Payment Services. This business segment issued consumer credit cards nationwide using direct marketing techniques. As of February 20, 1998, this segment had no operations, and the activity below reflects operations through that date.

     The accounting policies of the segments are the same as those followed by Advanta. Centrally incurred operating expenses are allocated to the segments based on consumption, where practical, or based on average managed assets. Centrally incurred interest expense is charged to the segments using a funds transfer pricing methodology primarily based on average assets, and which also reflects the impact of organization-wide interest rate risk management strategies. Advanta evaluates performance based largely on the net income of the respective business units.

                                                             ADVANTA    ADVANTA
                                                 ADVANTA     BUSINESS   LEASING
                                                 MORTGAGE     CARDS     SERVICES    OTHER(1)      TOTAL
----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
Noninterest revenues                            $  192,321   $ 84,288   $ 40,182   $    9,506   $  326,297
Interest revenue                                   133,367     35,798     11,524       65,537      246,226
Interest expense                                    89,619     14,541     10,940       52,576      167,676
Unusual charges(2)                                       0          0          0       16,713       16,713
Income tax (benefit) expense(3)                     (7,238)    14,830      1,958      (59,822)     (50,272)
Net (loss) income                                  (10,994)    22,829      3,031       34,952       49,818
Average managed receivables                      8,366,593    892,862    716,520       17,450    9,993,425
Total assets                                     1,841,647    387,440    233,913    1,226,662    3,689,662
Capital expenditures                                15,698      1,000      4,212        4,568       25,478
Depreciation and amortization                        6,715        923      3,998        6,871       18,507
----------------------------------------------------------------------------------------------------------

                                         ADVANTA
                                        PERSONAL                  ADVANTA    ADVANTA
                                         PAYMENT      ADVANTA     BUSINESS   LEASING
                                        SERVICES      MORTGAGE     CARDS     SERVICES    OTHER(1)       TOTAL
----------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
Noninterest revenues                   $    83,823   $  240,366   $ 53,334   $ 35,107   $    4,762   $   417,392
Interest revenue                            23,465      123,550     21,730     12,412       64,183       245,340
Interest expense                            33,352       76,056      9,983     10,871       54,013       184,275
Gain on transfer of consumer credit
  card business                            541,288            0          0          0            0       541,288
Unusual charges(4)                         125,072            0          0          0            0       125,072
Income tax expense (benefit)               (24,141)      10,667      4,952       (522)           0        (9,044)
Net income (loss)                          412,452       25,090     11,555     (1,217)           0       447,880
Average managed receivables              1,846,109    6,737,019    744,192    609,199       15,724     9,952,243
Total assets                                     0    1,794,491    340,878    132,573    1,453,478     3,721,420
Capital expenditures                         2,469       10,140        620      3,038       29,093        45,360
Depreciation and amortization                5,600        6,160      1,105      3,615        5,000        21,480
----------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
Noninterest revenues                   $   587,818   $  130,511   $ 25,481   $ 47,231   $   34,854   $   825,895
Interest revenue                           179,844       94,499     26,372     16,111      120,034       436,860
Interest expense                           130,351       51,825      8,687     11,386      122,309       324,558
Income tax expense (benefit)                16,042        1,107      1,577      6,279         (100)       24,905
Net income                                  22,877       33,316      2,956     11,770          706        71,625
Average managed receivables             11,356,944    3,918,240    507,423    555,633       31,810    16,370,050
Total assets                             3,498,212    1,018,244    275,418    236,510    1,627,531     6,655,915
Capital expenditures                        33,770       26,027      1,340      3,242       14,851        79,230
Depreciation and amortization               22,339        3,534        882      3,321        5,204        35,280
----------------------------------------------------------------------------------------------------------------

(1) Other includes insurance operations and assets/investment activities not attributable to other segments.

(2) Unusual charges in 1999 represent charges associated with cost reduction initiatives in the first quarter and additional costs associated with products exited in the first quarter of 1998.

(3) Other includes a $50 million tax benefit in 1999 related to the former consumer credit card business. See Note 19.

(4) Unusual charges in 1998 represent severance and outplacement costs associated with workforce reduction, option exercise and other employee costs associated with the Consumer Credit Card Transaction/Tender Offer; expense associated with exited business/product; asset impairment; and equity losses related to exited business/product.

NOTE 17.  SELECTED INCOME STATEMENT INFORMATION

OTHER REVENUES                                                    YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                               1999        1998        1997
---------------------------------------------------------------------------------------------
Equity securities gains (losses)(1)                           $30,391    $(41,750)   $(11,426)
Business card interchange income                               33,786      20,741      11,617
Consumer credit card interchange income                             0      11,881      85,208
Consumer credit card overlimit fees                                 0      16,233      46,447
Mortgage other (loss) income                                   (9,686)     22,945       4,535
Leasing other revenues                                         15,399      14,519      25,748
Insurance revenues, net                                         8,206      14,408      37,816
Other                                                           4,387       1,149      18,021
---------------------------------------------------------------------------------------------
  Total other revenues, net                                   $82,483    $ 60,126    $217,966
---------------------------------------------------------------------------------------------

(1) Equity securities gains (losses) represent changes in the fair value and realized gains on Advanta Partners investments.

OPERATING EXPENSES                                               YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                               1999        1998        1997
---------------------------------------------------------------------------------------------
Salaries and employee benefits                               $123,768    $152,706    $219,954
Marketing                                                      58,671      53,109      53,039
Professional/consulting fees                                   24,244      14,767      38,600
Equipment expense                                              21,039      23,381      37,712
Credit and collection expense                                  20,264      15,715      20,017
Occupancy expense                                              16,347      16,001      23,097
External processing                                            14,936      21,908      43,256
Telephone expense                                              11,091      12,428      21,262
Postage                                                         5,958       8,949      29,039
Amortization of credit card deferred origination costs, net     5,863      22,271      69,344
Credit card fraud losses                                          833       3,194      22,287
Other                                                          34,047      35,335      44,354
---------------------------------------------------------------------------------------------
  Total operating expenses                                   $337,061    $379,764    $621,961
---------------------------------------------------------------------------------------------

NOTE 18.  NET INTEREST INCOME

The following table presents the components of net interest income:

                                                                 YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                              1999        1998        1997
---------------------------------------------------------------------------------------------
Interest income:
  Loans and leases                                          $122,861    $133,998    $ 278,568
  Trading investments                                          6,752      10,374            0
  Investments available for sale                              97,259      79,294      140,636
  Interest component of previously discounted cash flows      19,354      21,674       17,656
---------------------------------------------------------------------------------------------
          Total interest income                              246,226     245,340      436,860
Interest expense:
  Deposits                                                   101,386      85,935      150,164
  Debt                                                        61,940      87,900      161,295
  Other borrowings                                             4,350      10,440       13,099
---------------------------------------------------------------------------------------------
          Total interest expense                             167,676     184,275      324,558
Net interest income                                           78,550      61,065      112,302
Less: Provision for credit losses                            (42,647)    (67,193)    (210,826)
---------------------------------------------------------------------------------------------
          Net interest after provision for credit losses    $ 35,903    $ (6,128)   $ (98,524)
---------------------------------------------------------------------------------------------

NOTE 19.  INCOME TAXES

Income tax (benefit) expense consisted of the following components:

                                                                  YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                                1999        1998       1997
---------------------------------------------------------------------------------------------
Current:
  Federal                                                     $ 15,500    $ 20,254    $ 5,953
  State                                                           (155)      2,470       (651)
---------------------------------------------------------------------------------------------
          Total current                                         15,345      22,724      5,302
---------------------------------------------------------------------------------------------
Deferred:
  Federal                                                      (65,290)    (44,777)    16,950
  State                                                           (327)     13,009      2,653
---------------------------------------------------------------------------------------------
          Total deferred                                       (65,617)    (31,768)    19,603
---------------------------------------------------------------------------------------------
          Total tax (benefit) expense                         $(50,272)   $ (9,044)   $24,905
---------------------------------------------------------------------------------------------

     The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                                                                 YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                               1999        1998        1997
---------------------------------------------------------------------------------------------
Statutory federal income tax                                 $   (159)   $ 153,593    $33,786
State income taxes, net of federal income tax benefit            (313)      10,061      1,302
Net operating losses                                          (49,956)           0          0
Insurance program income (expense)                                112       30,414     (8,707)
Tax credits                                                         0       (7,288)    (5,271)
Compensation limitation                                           175        4,725          0
Transfer of consumer credit card business (see Note 9)              0     (200,494)         0
Nontaxable investment income                                     (596)        (607)      (560)
Other                                                             465          552      4,355
---------------------------------------------------------------------------------------------
          Tax (benefit) expense                              $(50,272)   $  (9,044)   $24,905
---------------------------------------------------------------------------------------------

     Deferred taxes are provided to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and enacted tax laws. The net deferred tax asset (liability) is comprised of the following:

                                                                  DECEMBER 31,
-----------------------------------------------------------------------------------
                                                                1999         1998
-----------------------------------------------------------------------------------
Deferred tax liabilities                                      $(102,248)   $(80,566)
Deferred tax assets                                             194,593      44,541
-----------------------------------------------------------------------------------
          Net deferred tax asset (liability)                  $  92,345    $(36,025)
-----------------------------------------------------------------------------------

     A summary of deferred tax assets and liabilities follows:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                1999        1998
----------------------------------------------------------------------------------
Deferred loan fees and costs                                  $ (6,149)   $ (5,167)
Allowance for loan losses                                       22,273      17,415
Net operating loss carryforwards                               182,437           0
Securitization income                                          (41,547)    (32,538)
Leasing income                                                 (19,009)    (16,092)
Deferred compensation                                            9,054      13,192
Noncash unusual charges                                         18,321           0
Other                                                            9,965     (12,835)
Valuation allowance                                            (83,000)          0
----------------------------------------------------------------------------------
          Net deferred tax asset (liability)                  $ 92,345    $(36,025)
----------------------------------------------------------------------------------

     The gain on the Consumer Credit Card Transaction in 1998 was not subject to income tax and no tax provision was recorded. The Consumer Credit Card Transaction also resulted in additional book/tax differences, which were quantified during 1999 in connection with the filing of the 1998 tax return. Such book/tax differences, when combined with certain less significant recurring differences, have resulted in net operating loss carryforwards of approximately $521 million. This amount is net of $96 million carried back to prior years, and includes $500 million that pertains to losses incurred on the consumer credit card portfolio after the date of the transaction. Of the total net operating loss carryforwards, $502 million expire in 2018 and $19 million expire in 2019. A deferred tax asset of $50 million, net of valuation allowance, resulting from the net operating loss carryforwards was recorded as an income tax benefit in the fourth quarter of 1999.

     Advanta has established a valuation allowance against these deferred tax assets. In establishing the valuation allowance, management considered (1) the level of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. Based on this analysis, management believes the net deferred tax asset will be realized.

     The net deferred federal tax asset (liability) is presented net with current federal income taxes receivable for financial reporting purposes, and is included in other assets.

NOTE 20.  UNUSUAL CHARGES

In connection with the Consumer Credit Card Transaction more fully discussed in
Note 9, Advanta made major organizational changes during the first quarter of 1998 to reduce corporate expenses incurred in the past: (a) to support the business contributed to Fleet LLC in the Consumer Credit Card Transaction, and
(b) associated with the business and products no longer being offered or not directly associated with its mortgage, business card and leasing units. In addition, in 1999, Advanta implemented a plan to exit the auto finance business and to implement cost reduction initiatives throughout the organization including the consolidation of support functions. Costs associated with these changes include:

                                                  CHARGED TO   12/31/98             CHARGED TO   12/31/99
                                       ACCRUED     ACCRUAL     ACCRUAL    ACCRUED    ACCRUAL     ACCRUAL
                                       IN 1998     IN 1998     BALANCE    IN 1999    IN 1999     BALANCE
---------------------------------------------------------------------------------------------------------
Employee costs associated with staff
  reductions                           $      0    $      0    $     0    $ 3,350    $ 2,528     $   822
Employee costs associated with
  Consumer Credit Card
  Transaction/Tender Offer               62,257      58,966      3,291          0        283       3,008
Expenses associated with exited
  businesses/products                    54,115      39,349     14,766     13,363      7,481      20,648
Asset impairment/disposal                 8,700       8,133        567          0        567           0
---------------------------------------------------------------------------------------------------------
          Total                        $125,072    $106,448    $18,624    $16,713    $10,859     $24,478
---------------------------------------------------------------------------------------------------------

EMPLOYEE COSTS ASSOCIATED WITH STAFF REDUCTIONS

In the first quarter of 1999, Advanta recorded a $3.3 million charge for costs associated with staff reductions. These expenses included severance and outplacement costs associated with cost reduction initiatives and the consolidation of support functions. There were 121 employees severed who were entitled to benefits. This staff reduction was substantially complete by June 30, 1999.

EMPLOYEE COSTS ASSOCIATED WITH CONSUMER CREDIT CARD TRANSACTION/TENDER OFFER

In connection with the organizational changes in 1998, Advanta incurred approximately $26.8 million of severance and related costs classified as employee costs associated with the Consumer Credit Card Transaction/Tender Offer. These expenses included severance and outplacement costs associated with the workforce reduction, option exercise and re-measurement costs, and other employee costs directly attributable to the Consumer Credit Card
Transaction/Tender Offer.

     In connection with these organizational changes, 255 employees who ceased to be employed by Advanta were entitled to benefits, of which 190 employees were directly associated with the business contributed to Fleet LLC and 65 employees were associated with the workforce reduction.

     Additionally, during the first quarter of 1998, Advanta incurred approximately $35.5 million of other compensation charges. This amount includes $21.3 million attributable to payments under change of control plans and $14.2 million associated with the execution of the Tender Offer.

EXITED BUSINESSES/PRODUCTS

In the first quarter of 1999, Advanta implemented a plan to cease the origination of auto loans and recorded a $3.4 million charge for costs associated with exited businesses/products. The charges included severance and outplacement costs for 22 employees in the auto origination group, and professional fees associated with exited businesses/products not directly associated with the mortgage, business card and leasing units. Advanta completed the closing of the auto loan origination center and termination of related employees during the second quarter of 1999. Advanta expects to pay a substantial portion of the remaining costs during the year ended December 31, 2000.

     During the first quarter of 1998, Advanta implemented a plan to exit certain businesses and product offerings not directly associated with its mortgage, business card and leasing units. In connection with this plan, contractual vendor commitments of approximately $10.0 million associated with discontinued development and other activities were accrued. Advanta has substantially completed the settlement of these contractual commitments.

     Advanta also has contractual commitments to certain customers, and non-related financial institutions that are providing benefits to those customers, under a product that will no longer be offered and for which no future revenues or benefits will be received. In 1998, Advanta recorded a charge of $22.8 million associated with this commitment, and an $8.3 million charge associated with the write-down of assets associated with this program. In 1999, an additional charge of $10.0 million was recorded based on a change in the estimate of total expected costs for exited businesses. Advanta expects to pay a substantial portion of these costs over the next 36 months. The actions required to complete this plan include the settlement of contractual commitments and the payment of customer benefits.

     In connection with the Consumer Credit Card Transaction/Tender Offer and the other exited business and product offerings, Advanta also incurred $11.5 million of related professional fees and $1.5 million of other expenses related to these plans.

ASSET IMPAIRMENT/DISPOSAL

In connection with Advanta's plans to reduce corporate expenses and exit certain business and product offerings, certain assets were identified for disposal and the carrying costs thereof were written off or written down to estimated realizable value in 1998 resulting in a charge of $8.7 million. These assets consisted principally of leasehold improvements and various other assets. The disposal of these assets has been completed.

NOTE 21.  CALCULATION OF EARNINGS PER SHARE

The following table shows the calculation of basic earnings per share and diluted earnings per share for the years ended December 31:

                                                               1999        1998        1997
---------------------------------------------------------------------------------------------
Net income                                                    $49,818    $447,880    $ 71,625
  Less: Preferred A dividends                                    (141)       (141)       (141)
  Less: Preferred B dividends                                  (2,661)     (3,549)     (6,409)
---------------------------------------------------------------------------------------------
Income available to common shareholders                       $47,016    $444,190    $ 65,075
  Less: Class A dividends declared                             (2,471)     (2,615)     (7,997)
  Less: Class B dividends declared                             (4,896)     (4,589)    (13,754)
---------------------------------------------------------------------------------------------
Undistributed earnings                                        $39,649    $436,986    $ 43,324
Basic shares
  Class A                                                       9,057      11,174      18,172
  Class B                                                      14,515      15,500      24,635
  Combined (1)                                                 23,572      26,674      42,807
Options A                                                           1           8          63
Options B                                                         202         103         532
Restricted shares Class A                                          36           0           0
Restricted shares Class B                                         118         138          99
Preferred B                                                         0       1,572           0
---------------------------------------------------------------------------------------------
Diluted shares
  Class A                                                       9,094      11,182      18,235
  Class B                                                      14,835      17,313      25,266
  Combined (1)                                                 23,929      28,495      43,501
Basic earnings per share
  Class A                                                     $  1.95    $  16.62    $   1.45
  Class B                                                        2.02       16.68        1.57
  Combined (1)                                                   1.99       16.65        1.52
---------------------------------------------------------------------------------------------
Diluted earnings per share
  Class A                                                     $  1.93    $  15.69    $   1.43
  Class B                                                        1.99       15.73        1.54
  Combined (1)                                                   1.96       15.71        1.50
---------------------------------------------------------------------------------------------

(1) Combined represents a weighted average of Class A and Class B earnings per share.

There were 14,211 shares of Advanta's Class B Convertible Preferred Stock outstanding from January 1, 1999 through September 15, 1999 and 25,000 shares outstanding during 1997, which were not included in the computation of diluted earnings per share, because they were antidilutive for those periods. Each share of Class B Convertible Preferred Stock was mandatorily converted into one share of Class B Common Stock effective September 15, 1999.

     In 1999, there were 1.2 million restricted shares of Class B Common Stock outstanding and 1.6 million options to purchase shares of Class B Common Stock outstanding that were not included in the computation of diluted earnings per share because they were antidilutive for the period. In 1998, there were 1.1 million restricted shares of Class B Common Stock outstanding and 2.7 million options to purchase shares of Class B Common Stock outstanding that were not included in the computation of diluted earnings per share because they were antidilutive for the period.

NOTE 22.  PARENT COMPANY FINANCIAL STATEMENTS

ADVANTA CORP. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

                                                                    DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 1999          1998
--------------------------------------------------------------------------------------
ASSETS
Cash                                                          $    4,292    $   17,276
Commercial paper equivalent(1)                                   375,000       440,900
Investments                                                        7,820        20,592
Investments in and advances to bank subsidiaries                 543,276       446,533
Investments in and advances to non-bank subsidiaries             479,020       708,667
Other assets                                                     165,019        89,456
--------------------------------------------------------------------------------------
          Total assets                                        $1,574,427    $1,723,424
--------------------------------------------------------------------------------------
LIABILITIES
Accrued expenses and other liabilities                        $  100,542    $   37,218
Long-term debt                                                   884,254     1,125,902
--------------------------------------------------------------------------------------
          Total liabilities                                      984,796     1,163,120
--------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                    1,010         1,010
Common stock                                                         287           267
Other stockholders' equity                                       588,334       559,027
--------------------------------------------------------------------------------------
          Total stockholders' equity                             589,631       560,304
--------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity          $1,574,427    $1,723,424
--------------------------------------------------------------------------------------

(1) Commercial paper equivalent refers to unsecured loans made to Advanta National Bank and Advanta Bank Corp. for terms less than 35 days in maturity which are not automatically renewable, consistent with commercial paper issuance.

     The parent company guarantees certain warehouse financing facilities, commercial paper conduit facilities, and lease agreements of its subsidiaries. At December 31, 1999, there were $22.3 million of lease obligations guaranteed by the parent and $19.1 million of parent guarantees associated with warehouse and commercial paper conduit financing facilities.

ADVANTA CORP. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                              1999        1998         1997
---------------------------------------------------------------------------------------------
INCOME:
  Dividends from bank subsidiaries(1)                       $      0    $ 553,715    $      0
  Dividends from non-bank subsidiaries(1)                      2,225        6,300      12,300
  Interest                                                    44,369       78,210      81,656
  Gain on transfer of credit card business                         0       48,944           0
  Other, net                                                  52,510       44,623      33,649
---------------------------------------------------------------------------------------------
          Total income                                        99,104      731,792     127,605
---------------------------------------------------------------------------------------------
EXPENSES:
  General and administrative                                  45,638       44,289      69,010
  Interest                                                    67,102       86,557      97,067
  Unusual charges                                              4,561       59,707           0
---------------------------------------------------------------------------------------------
          Total expense                                      117,301      190,553     166,077
---------------------------------------------------------------------------------------------
Income (loss) before income taxes and equity in
  subsidiaries                                               (18,197)     541,239     (38,472)
---------------------------------------------------------------------------------------------
Income tax benefit                                            22,327        8,566      20,677
---------------------------------------------------------------------------------------------
Income (loss) before equity in undistributed net profit
  (loss) in subsidiaries                                       4,130      549,805     (17,795)
---------------------------------------------------------------------------------------------
Equity in undistributed net profit (loss)of subsidiaries      45,688     (101,925)     89,420
---------------------------------------------------------------------------------------------
Net income                                                  $ 49,818    $ 447,880    $ 71,625
---------------------------------------------------------------------------------------------

(1) Dividends from subsidiaries include only dividends from current year net income of subsidiaries. See Parent Company Only Condensed Statements of Cash Flows for total dividends received from subsidiaries.

     The Parent Company Only Statements of Changes in Stockholders' Equity is the same as the Consolidated Statements of Changes in Stockholder's Equity.

ADVANTA CORP. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                            1999         1998         1997
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                $  49,818    $ 447,880    $  71,625
Adjustments to reconcile net income to net cash (used
in) provided by operating activities:
  Equity in net profit of subsidiaries                      (47,913)    (458,090)    (101,719)
  Dividends received from subsidiaries                        2,225      903,831       12,300
  Equity securities gains                                    (1,709)           0            0
  Depreciation and amortization                               2,066        6,880        5,083
  Gain on transfer of consumer credit card business               0      (48,944)           0
  Noncash unusual charges                                         0       11,974            0
  Change in other assets, interest-bearing deposits,
     accrued expenses and other liabilities                 (30,987)    (101,208)     (59,642)
---------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities         (26,500)     762,323      (72,353)
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Net change in premises & equipment                         (2,199)       4,793       (8,793)
  Net change in commercial paper equivalents                 65,900     (440,900)           0
  Investments in subsidiaries                               (23,540)    (124,500)           0
  Return of investment from subsidiaries                     39,731      470,000            0
  Purchase of investments available for sale               (851,132)    (471,582)     (87,324)
  Proceeds from sales of investments available for sale       2,702      143,770       49,946
  Proceeds from maturing investments available for sale     850,000      327,200       25,000
---------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities          81,462      (91,219)     (21,171)
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Change in lines of credit                                       0            0      (40,000)
  Proceeds from issuance of long-term debt                  123,529       29,858      536,002
  Payments on redemption of long-term debt                 (365,177)    (294,026)    (359,482)
  Decrease (increase) in affiliate borrowings               187,806      339,822      (26,827)
  Issuance of stock                                              20        5,249       14,000
  Tender Offer                                                    0     (801,606)           0
  Stock buyback                                              (3,955)      (4,549)           0
  ESOP stock purchase                                             0      (12,569)           0
  Cash dividends paid                                       (10,169)     (10,894)     (28,301)
---------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities         (67,946)    (748,715)      95,392
---------------------------------------------------------------------------------------------
Net (decrease) increase in cash                             (12,984)     (77,611)       1,868
Cash at beginning of period                                  17,276       94,887       93,019
---------------------------------------------------------------------------------------------
Cash at end of period                                     $   4,292    $  17,276    $  94,887
---------------------------------------------------------------------------------------------

     In 1999, noncash transactions of the Parent Company included a $4.5 million assumption of liabilities of subsidiaries and a $43.3 million return of investment by subsidiaries through forgiveness of advances. In 1998, the noncash transaction represented capital contributions to subsidiaries through the forgiveness of advances of $143.5 million.

NOTE 23.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of Advanta's financial instruments are as follows at December 31:

                                                      1999                        1998
------------------------------------------------------------------------------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                              AMOUNT        VALUE         AMOUNT        VALUE
------------------------------------------------------------------------------------------------
Financial assets:
  Cash                                      $   29,301    $   29,301    $   16,267    $   16,267
  Federal funds sold                           144,938       144,938       267,400       267,400
  Restricted interest-bearing deposits          93,688        93,688        80,028        80,028
  Trading investments                                0             0       501,563       501,563
  Investments available for sale               748,881       748,881       521,410       521,410
  Loan and lease receivables, net            1,449,624     1,534,106     1,107,427     1,157,618
  Retained interest-only strip                 115,641       115,641       209,096       209,096
  Contractual mortgage servicing rights         92,636        96,736        74,425        77,932
  Subordinated trust assets                    400,148       400,148       291,942       291,942
Financial liabilities:
  Demand and savings deposits               $  248,111    $  248,111    $  185,782    $  185,782
  Time deposits                              1,264,248     1,260,121     1,564,008     1,570,946
  Long-term debt                               788,508       771,560     1,030,147       989,088
  Other borrowings                             409,601       409,601        36,301        36,301
Off-balance sheet financial instruments --
  Asset/(liability):
     Interest rate swaps                    $        0    $   29,511    $        0    $   11,589
     Interest rate caps purchased                1,040         3,137            45           130
     Interest rate caps written                 (1,040)       (3,137)          (45)         (130)
     Put options purchased                        (986)          849             0             0
     Forward contracts                               0         3,867             0           365
------------------------------------------------------------------------------------------------

     The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for Advanta's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

     Advanta used the following methods and assumptions in estimating fair value disclosures for financial instruments:

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

LOAN AND LEASE RECEIVABLES, NET

The fair values of loan and lease receivables are estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value for these loans includes the estimated value of future discounted cash flows estimated as the excess of the weighted average yield over the aggregate cost of funds plus an estimate of future credit losses over the life of the receivables.

RETAINED INTEREST-ONLY STRIPS AND CONTRACTUAL MORTGAGE SERVICING RIGHTS

The fair values of retained interest-only strips and contractual mortgage servicing rights are estimated based on discounted cash flow analyses as described in Note 1. Management has used the following assumptions in the estimation of fair values of the retained interest-only strip from Advanta Mortgage loan securitizations for the years ended December 31:

                                                              1999    1998
--------------------------------------------------------------------------
Assumed constant prepayment rates:
  Fixed rate loans                                              25%     29%
  Variable rate loans                                           37      43
Assumed loss rate (annualized)                                1.38    1.00
Assumed discount rate                                           15      14
--------------------------------------------------------------------------

     For purposes of estimating the fair value of contractual mortgage servicing rights, management has assumed a discount rate of 10% and constant prepayment rates consistent with the retained interest-only strip assumptions.

SUBORDINATED TRUST ASSETS

Subordinated trust assets earn a variable rate, risk-adjusted return. These assets are classified as trading securities, and are reported at estimated fair value.

DEMAND AND SAVINGS DEPOSITS

The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. This fair value does not include any benefit that may result from the low cost of funding provided by these deposits compared to the cost of borrowing funds in the market.

TIME DEPOSITS

The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flow analyses based on the rates currently offered for deposits of similar remaining maturities.

LONG-TERM DEBT

The fair value of Advanta's long-term borrowings is estimated using discounted cash flow analyses based on Advanta's current incremental borrowing rates for similar types of borrowing arrangements.

OTHER BORROWINGS

The carrying amounts of borrowings under repurchase agreements and other short-term borrowings maturing within ninety days approximate their fair values. The other borrowings are all at variable interest rates and therefore the carrying value approximates a reasonable estimate of the fair value.

INTEREST RATE SWAPS, INTEREST RATE CAPS, OPTIONS AND FORWARD CONTRACTS

The fair value of interest rate swaps, interest rate caps, options and forward contracts is the estimated amount that Advanta would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparty.

COMMITMENTS TO EXTEND CREDIT

There is no market value associated with Advanta's unused commitments to extend credit, since any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements. Unused commitments to extend credit were $2.6 billion at December 31, 1999 and $2.1 billion at December 31, 1998.

NOTE 24.  DERIVATIVE FINANCIAL INSTRUMENTS

In managing its interest rate risk, Advanta may use derivative financial instruments. These instruments are used for the express purpose of managing interest rate exposures and are not used for any trading or speculative activities.

     The following table summarizes by notional amounts Advanta's derivative instruments as of December 31:

                                                                 1999          1998
--------------------------------------------------------------------------------------
Interest rate swaps                                           $2,975,086    $2,997,912
Interest rate caps written                                       409,278       268,633
Interest rate caps purchased                                     409,278       268,633
Put options purchased                                            156,000             0
Forward contracts                                                565,000       499,000
--------------------------------------------------------------------------------------
          Total                                               $4,514,642    $4,034,178
--------------------------------------------------------------------------------------

     The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of Advanta's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives contracts.

     Credit risk associated with derivatives arises from the potential for a counterparty to default on its obligations. Advanta limits credit risk by only transacting with highly creditworthy counterparties, requiring International Swaps and Derivatives Association agreements for all interest rate swap and interest rate option contracts, and maintaining collateral agreements with substantially all counterparties. All derivative counterparties are associated with organizations having securities rated as investment grade by independent rating agencies. The Investment Committee, a management committee, controls the list of eligible counterparties, setting of counterparty limits, and monitoring of credit exposure. Advanta's credit exposure to derivatives, with the exception of caps written, is represented by contracts with a positive fair value without giving consideration to the value of any collateral exchanged (see Note 23). For caps written, credit exposure does not exist since the counterparty has performed its obligation to pay Advanta a premium payment.

INTEREST RATE SWAPS

Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. Based on its interest rate sensitivity analyses, Advanta uses interest rate swaps to more effectively manage the impact of fluctuating interest rates on its noninterest revenues and cost of funds. In 1999, 1998 and 1997, Advanta used interest rate swaps to effectively convert fixed rate debt and deposits to a LIBOR-based variable rate and to effectively convert certain off-balance sheet variable securitizations to a fixed rate.

     The following table summarizes by notional amounts Advanta's interest rate swap activity by major category for the periods presented:

                                                          RECEIVE         PAY
                                                         FIXED RATE    FIXED RATE      TOTAL
-----------------------------------------------------------------------------------------------
Balance at 12/31/96                                      $  812,835    $  900,609    $1,713,444
  Additions                                                 967,250       472,496     1,439,746
  Net amortization                                                0      (142,894)     (142,894)
  Maturities                                               (136,835)      (10,500)     (147,335)
  Swaptions exercised                                             0      (153,000)     (153,000)
  Terminations                                             (598,250)            0      (598,250)
-----------------------------------------------------------------------------------------------
Balance at 12/31/97                                      $1,045,000    $1,066,711    $2,111,711
  Additions                                                       0     1,948,046     1,948,046
  Net amortization                                           (4,000)     (380,533)     (384,533)
  Maturities                                               (249,000)            0      (249,000)
  Terminations                                              (54,790)     (211,812)     (266,602)
  Contributed to Fleet Credit Card LLC                     (161,710)            0      (161,710)
-----------------------------------------------------------------------------------------------
Balance at 12/31/98                                      $  575,500    $2,422,412    $2,997,912
  Additions                                                 200,000       702,446       902,446
  Net amortization                                                0      (658,666)     (658,666)
  Maturities                                               (141,000)      (66,324)     (207,324)
  Terminations                                              (15,000)      (44,282)      (59,282)
-----------------------------------------------------------------------------------------------
Balance at 12/31/99                                      $  619,500    $2,355,586    $2,975,086
-----------------------------------------------------------------------------------------------

     The following table discloses Advanta's interest rate swaps by major category, notional value, weighted average interest rates, and annual maturities for the periods presented. Variable rates in the table represent the current LIBOR-based rates.

                                                                                 BALANCES MATURING IN:
                                          BALANCE AT   --------------------------------------------------------------------------
                                           12/31/99      2000       2001       2002       2003       2004       2005       2006
---------------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable:
 Notional Value                           $2,355,586   $353,818   $ 86,476   $137,986   $374,530   $324,348   $334,076   $744,352
 Weighted Average Pay Rate                     5.79%       5.70%      5.30%      5.90%      5.34%      6.23%      5.55%      6.01%
 Weighted Average Receive Rate                 6.47%       6.48%      6.18%      6.40%      6.48%      6.48%      6.48%      6.48%
Receive Fixed/Pay Variable:
 Notional Value                           $ 619,500    $309,000   $250,500   $ 60,000   $      0   $      0   $      0   $      0
 Weighted Average Receive Rate                 6.19%       5.76%      6.63%      6.60%         0%         0%         0%         0%
 Weighted Average Pay Rate                     6.24%       6.28%      6.19%      6.23%         0%         0%         0%         0%

Total Notional Value                      $2,975,086   $662,818   $336,976   $197,986   $374,530   $324,348   $334,076   $744,352
Total Weighted Average Rates on Swaps:
 Pay Rate                                      5.88%       5.97%      5.96%      6.00%      5.34%      6.23%      5.55%      6.01%
 Receive Rate                                  6.41%       6.14%      6.51%      6.46%      6.48%      6.48%      6.48%      6.48%
---------------------------------------------------------------------------------------------------------------------------------

INTEREST RATE OPTIONS

Interest rate options, which include caps and floors, are contracts that transfer, modify or reduce interest rate risk in exchange for the payment of a premium when the contract is initiated. In exchange for the premium payment, these contracts require the seller (writer) to pay the purchaser at specified future dates the amount by which a specified market interest rate exceeds the cap rate or falls below the floor rate, multiplied against a notional amount.

     Advanta purchased interest rate caps as part of certain variable rate receivable securitizations for credit enhancement purposes. In order to achieve its desired interest rate sensitivity structure, Advanta has synthetically altered the interest rate structure on certain off-balance sheet receivable securitizations by writing interest rate caps to offset the purchased rate caps attached to them. The premiums received or paid for writing or purchasing the cap contracts with third parties are included in other assets and are amortized to noninterest revenues over the life of the contract. Any obligations, which may arise under these contracts, are recorded in noninterest revenues on an accrual basis.

PUT OPTIONS

Put options provide the holder the right, but not the obligation, to sell the underlying financial instrument at a specified exercise or strike price at a specific point in time. Put options, therefore, protect Advanta from losses in a rising interest rate environment, but allow for the full appreciation of underlying assets should interest rates fall. Advanta regularly securitizes and sells receivables. Advanta may choose to hedge the changes in the market value of the index on which the securitization is priced, relating to the warehouse and/or pipeline of receivables anticipated to be securitized, by purchasing put options on the underlying index. The maximum term of hedges of anticipated loan sales is seven months; the average term is four months. Premiums paid and gains and losses on put options are deferred as other liabilities and included in the measurement of the dollar basis of the loans sold. Deferred gains were $849 thousand and deferred premiums were $986 thousand at December 31, 1999. There were no put options outstanding at December 31, 1998.

FORWARD CONTRACTS

Forward contracts are commitments to either purchase or sell a financial instrument at a future date for a specified price and may be settled in cash or through delivery of the underlying financial instrument. Advanta regularly securitizes and sells receivables. Advanta may choose to hedge the changes in the market value of its fixed rate loans and commitments designated for anticipated securitizations by selling U.S. Treasury securities for forward settlement. The maximum term of hedges of anticipated loan sales is seven months; the average term is four months. Gains and losses from forward sales are deferred as other liabilities and included in the measurement of the dollar basis of the loans sold. Advanta had deferred gains of $5.9 million at December 31, 1999 and deferred losses of $3.8 million at December 31, 1998.

     Advanta may choose to hedge market value changes on its trading investments with forward contracts. Gains and losses on forward contracts hedging trading investments are recognized currently and reported in other revenues with the gains and losses on trading investments.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Advanta Corp.:

     We have audited the accompanying consolidated balance sheets of Advanta Corp. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanta Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP
Philadelphia, PA
January 21, 2000

REPORT OF MANAGEMENT ON RESPONSIBILITY FOR FINANCIAL REPORTING

To the Stockholders of Advanta Corp.:

     The management of Advanta Corp. and its subsidiaries is responsible for the preparation, content, integrity and objectivity of the financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and as such must, by necessity, include amounts based upon estimates and judgments made by management. The other financial information was also prepared by management and is consistent with the financial statements.

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

     The financial statements have been audited by Arthur Andersen LLP, independent public accountants. Their audits were conducted in accordance with auditing standards generally accepted in the United States and considered Advanta's system of internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Their report is printed herewith.

/s/ Dennis Alter                /s/ Philip M. Browne            /s/ James L. Shreero
----------------------------    ----------------------------    ----------------------------
Chairman of the Board and       Senior Vice President and       Vice President, Finance and
  Chief Executive Officer          Chief Financial Officer        Chief Accounting Officer

SUPPLEMENTAL SCHEDULES (UNAUDITED)

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                              DECEMBER 31,
(IN THOUSANDS)                                                    1999
--------------------------------------------------------------------------
Maturity:

  3 months or less                                              $115,171
  Over 3 months through 6 months                                  19,667
  Over 6 months through 12 months                                175,205
  Over 12 months                                                  50,878
--------------------------------------------------------------------------
          Total                                                 $360,921
--------------------------------------------------------------------------

COMMON STOCK PRICE RANGES AND DIVIDENDS

Advanta's common stock is traded on the National Market tier of The Nasdaq Stock Market under the symbols ADVNB (Class B non-voting common stock) and ADVNA (Class A voting common stock). Following are the high, low and closing sale prices and cash dividends declared for the last two years as they apply to each class of stock:

                                                                                         CASH
                                                                                       DIVIDENDS
QUARTER ENDED:                                            HIGH      LOW      CLOSE     DECLARED
------------------------------------------------------------------------------------------------
Class B:
------------------------------------------------------------------------------------------------
  March 1998                                             $31.25    $19.69    $21.00      $.076
  June 1998                                               24.25     17.50     19.88       .076
  September 1998                                          20.56      8.25     10.50       .076
  December 1998                                           12.00      5.25     11.06       .076

  March 1999                                             $12.31    $ 7.75    $ 8.94      $.076
  June 1999                                               14.75      7.59     13.56       .076
  September 1999                                          19.13     11.38     11.75       .076
  December 1999                                           15.88     10.44     14.06       .076
------------------------------------------------------------------------------------------------
Class A:
------------------------------------------------------------------------------------------------
  March 1998                                             $32.75    $21.00    $22.50      $.063
  June 1998                                               26.25     19.25     21.94       .063
  September 1998                                          22.75      9.38     12.88       .063
  December 1998                                           14.88      7.13     13.25       .063

  March 1999                                             $15.19    $10.31    $11.06      $.063
  June 1999                                               18.25      9.63     18.06       .063
  September 1999                                          23.94     14.63     14.63       .063
  December 1999                                           20.38     14.63     18.25       .063
------------------------------------------------------------------------------------------------

     At December 31, 1999, Advanta had approximately 805 holders of record of Class B stock and 315 holders of record of Class A stock.

QUARTERLY DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                  1999
----------------------------------------------------------------------------------------------------
                                              DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
----------------------------------------------------------------------------------------------------
Interest income                                 $ 60,526        $ 61,185       $ 59,201    $ 65,314
Securitization income (loss)                      (2,731)         51,360         41,116      34,769
Other revenues                                    38,678          48,198         55,233      59,674
                                              ------------------------------------------------------
  Total revenues                                  96,473         160,743        155,550     159,757
                                              ------------------------------------------------------
Interest expense                                  39,147          41,935         43,317      43,277
Provision for credit losses                       14,640          10,452          7,407      10,148
Operating expenses                                85,747          82,702         82,179      86,433
Minority interest in income of consolidated
  subsidiary                                       2,220           2,220          2,220       2,220
Unusual charges(2)                                10,000               0              0       6,713
                                              ------------------------------------------------------
  Total expenses                                 151,754         137,309        135,123     148,791
                                              ------------------------------------------------------
Pretax income (loss)                             (55,281)         23,434         20,427      10,966
----------------------------------------------------------------------------------------------------
Net income                                      $ 16,555(3)     $ 14,178       $ 12,312    $  6,773
----------------------------------------------------------------------------------------------------
Basic earnings per share
  Class A                                       $    .67        $    .56       $    .48    $    .24
  Class B                                            .68             .57            .50         .26
  Combined(1)                                        .67             .57            .49         .25
----------------------------------------------------------------------------------------------------
Diluted earnings per share
  Class A                                       $    .65        $    .54       $    .48    $    .24
  Class B                                            .66             .56            .49         .26
  Combined(1)                                        .66             .55            .49         .25
----------------------------------------------------------------------------------------------------
Weighted average shares outstanding
Basic
  Class A                                          8,992           8,984          8,976       9,280
  Class B                                         15,619          14,429         14,187      13,807
  Combined(1)                                     24,611          23,413         23,163      23,087
----------------------------------------------------------------------------------------------------
Weighted average shares -- assuming dilution
Diluted
  Class A                                          9,042           9,030          9,009       9,282
  Class B                                         16,097          14,960         14,364      13,896
  Combined(1)                                     25,139          23,990         23,373      23,178
----------------------------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                  1998
----------------------------------------------------------------------------------------------------
                                              DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
----------------------------------------------------------------------------------------------------
Interest income                                 $ 55,514        $ 56,539       $ 53,561    $ 79,726
Securitization income                             49,659          50,489         41,487      20,723
Gain on transfer of consumer credit card
  business                                             0               0              0     541,288
Other revenues                                    57,345          40,254         35,966     121,469
                                              ------------------------------------------------------
  Total revenues                                 162,518         147,282        131,014     763,206
                                              ------------------------------------------------------
Interest expense                                  41,340          39,165         36,226      67,544
Provision for credit losses                       19,972           6,414          6,846      33,961
Operating expenses                                92,419          78,019         72,245     137,081
Minority interest in income of consolidated
  subsidiary                                       2,220           2,220          2,220       2,220
Unusual charges(2)                                     0               0              0     125,072
                                              ------------------------------------------------------
  Total expenses                                 155,951         125,818        117,537     365,878
                                              ------------------------------------------------------
Pretax income                                      6,567          21,464         13,477     397,328
----------------------------------------------------------------------------------------------------
Net income                                      $  4,597        $ 15,025       $  9,471    $418,787
----------------------------------------------------------------------------------------------------
Basic earnings per share
  Class A                                       $    .15        $    .57       $    .34    $  11.84
  Class B                                            .17             .58            .35       11.85
  Combined(1)                                        .16             .58            .35       11.84
----------------------------------------------------------------------------------------------------
Diluted earnings per share
  Class A                                       $    .15        $    .56       $    .34    $  11.04
  Class B                                            .17             .58            .35       11.04
  Combined(1)                                        .16             .58            .35       11.04
----------------------------------------------------------------------------------------------------
Weighted average shares outstanding
Basic
  Class A                                          9,374          10,316         10,362      14,798
  Class B                                         13,811          14,166         14,161      20,480
  Combined(1)                                     23,185          24,482         24,523      35,278
----------------------------------------------------------------------------------------------------
Weighted average shares -- assuming dilution
Diluted
  Class A                                          9,377          10,320         10,372      14,822
  Class B                                         13,817          14,194         14,330      23,093
  Combined(1)                                     23,194          24,514         24,702      37,915
----------------------------------------------------------------------------------------------------

(1) See Note 1 to Consolidated Financial Statements.

(2) 1999 amounts included charges associated with cost reduction initiatives in the first quarter and additional costs associated with products exited in the first quarter of 1998. 1998 amounts included severance and outplacement costs associated with workforce reduction, option exercises and other employee costs associated with the Consumer Credit Card Transaction/Tender Offer; expense associated with exited business/product and asset impairment; and equity losses related to exited business/product.

(3) Net income in the fourth quarter of 1999 included a $50 million tax benefit related to the former consumer credit card business. See Note 19 to the Consolidated Financial Statements.

                   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

($ IN THOUSANDS)                                                           DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------
                                            1999             1998              1997             1996             1995
                                        -------------    -------------    --------------    -------------    -------------
                                        AMOUNT     %     AMOUNT     %      AMOUNT     %     AMOUNT     %     AMOUNT     %
--------------------------------------------------------------------------------------------------------------------------
Advanta Mortgage loans(1)               $21,743    52%   $20,092    60%   $  5,822     4%   $ 8,785    10%   $ 3,360     6%
Business cards                           14,663    35      6,916    21       6,899     5      2,643     3        977     2
Leases                                    3,110     7      2,695     8       2,899     2      1,598     2          0     0
Consumer credit cards                         0     0          0     0     118,420    86     76,084    85     36,889    69
Other loans                               2,331     6      3,734    11       3,733     3         74     0     12,268    23
--------------------------------------------------------------------------------------------------------------------------
        Total                           $41,847   100%   $33,437   100%   $137,773   100%   $89,184   100%   $53,494   100%
--------------------------------------------------------------------------------------------------------------------------

                        COMPOSITION OF GROSS RECEIVABLES

($ IN THOUSANDS)                                                      DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
                                  1999                1998                1997                1996                1995
                            ----------------    ----------------    ----------------    ----------------    ----------------
                              AMOUNT      %       AMOUNT      %       AMOUNT      %       AMOUNT      %       AMOUNT      %
----------------------------------------------------------------------------------------------------------------------------
Advanta Mortgage loans(1)   $1,050,478    71%   $  829,819    74%   $  478,433    14%   $  376,260    14%   $  321,711    12%
Business cards                 275,095    19       150,022    13       140,399     4        72,348     3             0     0
Leases                         132,802     9       122,657    11       112,536     4       103,730     4        63,666     2
Consumer credit cards                0     0             0     0     2,579,890    77     2,045,219    78     2,338,280    86
Other loans                     21,930     1        17,862     2        40,978     1        20,835     1         9,276     0
----------------------------------------------------------------------------------------------------------------------------
        Total               $1,480,305   100%   $1,120,360   100%   $3,352,236   100%   $2,618,392   100%   $2,732,933   100%
----------------------------------------------------------------------------------------------------------------------------

(1) Includes mortgage loans for all years presented and auto loans beginning in 1996.

             YIELD AND MATURITY OF INVESTMENTS AT DECEMBER 31, 1999

($ IN THOUSANDS)                                                       MATURING
------------------------------------------------------------------------------------------------------------------------------
                                                        AFTER ONE BUT            AFTER FIVE BUT
                             WITHIN ONE YEAR          WITHIN FIVE YEARS         WITHIN TEN YEARS           AFTER TEN YEARS
                         -----------------------   -----------------------   -----------------------   -----------------------
                         MARKET VALUE   YIELD(3)   MARKET VALUE   YIELD(3)   MARKET VALUE   YIELD(3)   MARKET VALUE   YIELD(3)
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other
  U.S. Government
  securities               $17,141        4.68%      $123,303       5.56%       $    0        0.00%      $      0       0.00%
State and municipal
  securities(1)                521        4.70            865       5.05         1,093        6.08            909       5.58
Other(2)                         0        0.00              0       0.00           612        5.49        542,012       6.66
------------------------------------------------------------------------------------------------------------------------------
Total investments
  available for sale       $17,662        4.68%      $124,168       5.56%       $1,705        5.87%      $542,921       6.66%
------------------------------------------------------------------------------------------------------------------------------

(1) Yield computed on a taxable equivalent basis using a statutory rate of 35%.

(2) Equity investments and other securities without a stated maturity are excluded from this table.

(3) Yields are computed by dividing annualized interest by the amortized cost of the respective investment securities.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     The text of the Proxy Statement under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Election of Directors "-- Committees, Meetings and Compensation of the Board of Directors", '-- Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "-- Other Matters" are hereby incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

    (a)(1)       Financial Statements.
    1.           Consolidated Balance Sheets at December 31, 1999 and 1998.
    2. Consolidated Income Statements for each of the three years in the period ended December 31, 1999.
    3. Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1999.
    4. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999.
    5.           Notes to Consolidated Financial Statements.
    (a)(2)       Schedules.
                 Other statements and schedules are not being presented either because they are not required or the information required by such statements and schedules is presented elsewhere in the financial statements.

    (a)(3)       Exhibits
    3-a          Restated Certificate of Incorporation of Registrant
                 (incorporated by reference to Exhibit 4.1 to Pre-Effective
                 Amendment No. 1 to the Registrant's Registration Statement
                 on Form S-3 (File No. 33-53475), filed June 10, 1994) , as amended by the Certificate of Designations, Preferences,
                 Rights and Limitations of the Registrant's 6 3/4%
                 Convertible Class B Preferred Stock, Series 1995 (Stock
                 Appreciation Income Linked Securities (SAILS)) (incorporated by reference to Exhibit 4.3 to the Registrant's Current
                 Report on Form 8-K dated August 15, 1995, as further amended by the Certificate of Designations, Preferences, Rights and
                 Limitations of the Registrant's Series A Junior
                 Participating Preferred Stock (incorporated by reference to
                 Exhibit 1 to the Registrant's Registration Statement on Form
                 8-A, dated March 17, 1997.
    3-b          By-laws of the Registrant, as amended (incorporated by
                 reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated March 17, 1997).
    3-c          Rights Agreement, dated as of March 14, 1997, by and between the Registrant and the Rights Agent, which includes as
                 Exhibit B thereto the Form of Rights Certificate
                 (incorporated by reference to Exhibit 1 to the Registrant's
                 Registration Statement on Form 8-A dated March 17, 1997).
    4-a*         Trust Indenture dated April 22, 1981 between Registrant and
                 Mellon Bank, N.A., (formerly, CoreStates Bank, N.A.), as
                 Trustee, including Form of Debenture.
    4-b          Specimen of Class A Common Stock Certificate and specimen of
                 Class B Common Stock Certificate (incorporated by reference to Exhibit 1 of the Registrant's Amendment No. 1 to Form 8
                 and Exhibit 1 to Registrant's Form 8-A, respectively, both dated April 22, 1992).
    4-c          Trust Indenture dated as of November 15, 1993 between the
                 Registrant and The Chase Manhattan Bank (National
                 Association), as Trustee (incorporated by reference to
                 Exhibit 4 to the Registrant's Registration Statement on Form
                 S-3 (No. 33-50883), filed November 2, 1993).
    4-d          Senior Trust Indenture, dated as of October 23, 1995,
                 between the Registrant and Mellon Bank, N.A., as Trustee
                 (incorporated by reference to Exhibit 4.1 to the
                 Registrant's Registration Statement on Form S-3 (File No.
                 33-62601), filed September 13, 1995).
    4-e          Indenture dated as of December 17, 1996 between Advanta
                 Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures. (incorporated by
                 reference to Exhibit 4-g to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    4-f          Declaration of Trust dated as of December 5, 1996 of Advanta
                 Capital Trust I. (incorporated by reference to Exhibit 4-h to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    4-g          Amended and Restated Declaration of Trust dated as of
                 December 17, 1996 for Advanta Capital Trust I. (incorporated by reference to Exhibit 4-I to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1996).
    4-h          Series A Capital Securities Guarantee Agreement dated as of
                 December 17, 1996. (incorporated by reference to Exhibit 4-j to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    9            Inapplicable.
    10-a         Registrant's Stock Option Plan, as amended (incorporated by reference to Exhibit 10-b to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989).+
    10-b         Amended and Restated Advanta Corp. 1992 Stock Option Plan
                 (incorporated by reference to Exhibit 10.3 to the
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).+

10-c          Advanta Management Incentive Plan, as amended (incorporated by reference to Exhibit 10-c to the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).+
10-d*         Application for membership in VISA(R) U.S.A. Inc. and Membership Agreement executed by Colonial
              National Bank USA on March 25, 1983.
10-e*         Application for membership in MasterCard(R) International, Inc. and Card Member License Agreement
              executed by Colonial National Bank USA on March 25, 1983.
10-f*         Indenture of Trust dated May 11, 1984 between Linda Alter, as settlor, and Dennis Alter, as trustee.
10-f(i)       Agreement dated October 20, 1992 among Dennis Alter, as Trustee of the trust established by the
              Indenture of Trust filed as Exhibit 10-g (the "Indenture"), Dennis Alter in his individual capacity, Linda Alter, and Michael Stolper, which Agreement modifies the Indenture (incorporated by reference to Exhibit 10-g(i) to the Registrant's Registration Statement on Form S-3 (File No.
              33-58660), filed February 23, 1993).
10-g          Agreement dated as of March 5, 1998 between the Registrant and Olaf Olafsson (incorporated by reference to Exhibit 10-g to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1997).+
10-h          Advanta Management Incentive Plan with Stock Election (incorporated by reference to Exhibit 4-c to Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (File No. 33-33350),
              filed February 21, 1990).+
10-i          Advanta Corp. Executive Deferral Plan (incorporated by reference to the Exhibit 10-j to the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).+
10-j          Advanta Corp. Non-Employee Directors Deferral Plan (incorporated by reference to Exhibit 10-K to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).+
10-k          Advanta Management Incentive Plan With Stock Election II (incorporated by reference to Exhibit
              10-o to the Registrant's Registration Statement on Form S-2 (File No. 33-39343), filed March 8,
              1991).+
10-l          Amended and Restated Advanta Management Incentive Plan With Stock Election III, (incorporated by reference to Exhibit 10-l to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1998).+
10-m          Life Insurance Benefit for Certain Key Executives and Directors (filed herewith).+
10-n          Amended and Restated Advanta Management Incentive Plan With Stock Election IV (incorporated by reference to Exhibit 10-n to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1998).+
10-o          Amended and Restated Agreement of Limited Partnership of Advanta Partners LP, dated as of October
              1, 1996 (incorporated by reference to Exhibit 10-o to the Registrant's Annual Report on Form 10-K
              for the year ended December 31, 1996).
10-p          Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff (incorporated by reference to Exhibit 10-u to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1995).+
10-q          Pooling and Servicing Agreement, dated as of June 1, 1996, among Advanta Business Receivables
              Corp., Advanta Financial Corp. and First National Bank of Chicago, as Trustee (incorporated by reference to Exhibit 10-q to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1997).
10-r          Agreement dated May 11, 1998 between the Registrant and Philip M. Browne (incorporated by reference to Exhibit 10-r to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1998).+

    10-s         Master Business Receivables Asset-Backed Financing Facility
                 Agreement, dated as of May 1, 1997, by and among Advanta
                 Business Service Corp., Advanta Leasing Receivables Corp.
                 III and The Chase Manhattan Bank (incorporated by reference to Advanta Business Services Corp.'s Registration Statement
                 on Form S-1 (File No. 333-38575).
    10-t         Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet Financial Group
                 (incorporated by reference to Exhibit (c)(2) to the
                 Registrant's Schedule 13E-4, dated January 20, 1998), as
                 amended by the First Amendment to the Contribution
                 Agreement, dated as of February 10, 1998, by and among
                 Advanta Corp., Fleet Financial Group and Fleet Credit Card,
                 LLC (incorporated by reference to Exhibit 2.2 to the
                 Registrant's Current Report on Form 8-K, filed March 6,
                 1998).
    10-u         Agreement dated July 27, 1998 between the Registrant and
                 George O. Deehan (incorporated by reference to Exhibit 10-u to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).+
    10-v         Commercial Lease, dated September 28, 1995, by and between
                 Draper Park North, L.C. and Advanta Financial Corp., as
                 amended January 31, 1996 and May 20, 1996 (filed herewith).
    10-w         Lease Agreement, dated August 27, 1997 between San Diego
                 Development #1, LLC and Advanta Mortgage Corp. USA, as
                 amended October 20, 1998 (filed herewith).
    10-x         Amended and Restated Sale and Servicing Agreement, dated as of August 31, 1999, among Advanta Home Equity Loan Owner
                 Trust 1998-MS1, as Issuer, Advanta Conduit Receivables Inc.,
                 as Depositor, Advanta Mortgage Corp. USA, Advanta National
                 Bank and Advanta Bank Corp., as Loan Originators, Advanta
                 Corp., as Transfer Obligor and Bankers Trust Company of
                 California, N.A., as Indenture Trustee (filed herewith).
    11           Inapplicable.
    12           Computation of Ratio of Earnings to Fixed Charges (filed
                 herewith).
    13           Inapplicable.
    16           Inapplicable.
    18           Inapplicable.
    21           Subsidiaries of the Registrant (filed herewith).
    22           Inapplicable.
    23           Consent of Independent Public Accountants (filed herewith).
    24           Powers of Attorney (included on the signature page hereof).
    27           Financial Data Schedule (filed herewith).
    28           Inapplicable.
    99           Inapplicable.

---------------
* Incorporated by reference to the Exhibit with corresponding number constituting part of the Registrant's Registration Statement on Form S-2 (No. 33-00071), filed on September 4, 1985.

+   Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     1. A Report on Form 8-K was filed by the Company on October 25, 1999 regarding the resignation of one of the Company's executive officers.

     2. A Report on Form 8-K was filed by the Company on October 26, 1999 regarding consolidated earnings of the Company and its subsidiaries for the fiscal quarter ended September 30, 1999. Summary earnings and balance sheet information as of that date were filed with such report.

     3. A Report on Form 8-K was filed by the Company on November 30, 1999 regarding the Company's earnings guidance for the year 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Advanta Corp.

                                          By:     /s/ WILLIAM A. ROSOFF
                                             -----------------------------------
                                             William A. Rosoff, President and
                                             Vice Chairman of the Board

Dated: March 20, 2000

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, William A. Rosoff, Philip M. Browne, James
L. Shreero and Elizabeth H. Mai, or any of them (with full power to each of them to act alone), his or her true and lawful attorney in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1999 relating to Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of March, 2000.

                   NAME                                TITLE
                   ----                                -----
             /s/ DENNIS ALTER               Chairman of the Board and
------------------------------------------  Chief Executive Officer
               Dennis Alter

          /s/ WILLIAM A. ROSOFF             President and Vice Chairman
------------------------------------------  of the Board
            William A. Rosoff

           /s/ PHILIP M. BROWNE             Senior Vice President and
------------------------------------------  Chief Financial Officer
             Philip M. Browne

           /s/ JAMES L. SHREERO             Vice President and Chief
------------------------------------------  Accounting Officer
             James L. Shreero

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
------------------------------------------
             Dana Becker Dunn

                   NAME                                TITLE
                   ----                                -----
            /s/ ROBERT C. HALL              Director
------------------------------------------
              Robert C. Hall

          /s/ JAMES E. KSANSNAK             Director
------------------------------------------
            James E. Ksansnak

            /s/ RONALD LUBNER               Director
------------------------------------------
              Ronald Lubner

            /s/ OLAF OLAFSSON               Director
------------------------------------------
              Olaf Olafsson

           /s/ MICHAEL STOLPER              Director
------------------------------------------
             Michael Stolper