Form 10-Q
period 2000-03-31
ADVANTA CORP
filed 2000-05-11
CIK 96638

                                    Form 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or

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

           Class A                                    Outstanding at May 2, 2000
Common Stock, $.01 par value                                10,060,888 shares

           Class B                                    Outstanding at May 2, 2000
Common Stock, $.01 par value                                17,220,692 shares

                           TABLE OF CONTENTS

                                                                 PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets                    3
          Consolidated Condensed Income Statements                 4
          Consolidated Condensed Statements of Changes in
            Stockholders' Equity                                 5-6
          Consolidated Statements of Cash Flows                    7
          Notes to Consolidated Condensed Financial Statements     8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   19

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                     34

PART II   OTHER INFORMATION                                       35

ITEM 1.   FINANCIAL STATEMENTS

                         ADVANTA CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


($ IN THOUSANDS)                                               MARCH 31,        DECEMBER 31,
                                                                 2000               1999
                                                              -----------        -----------
ASSETS                                                        (UNAUDITED)
Cash                                                          $    58,202        $    29,301
Federal funds sold                                                192,357            144,938
Restricted interest-bearing deposits                               48,128             93,688
Investments available for sale                                    903,046            748,881
Loan and lease receivables, net:
  Held for sale                                                   650,682            711,303
  Other                                                           881,060            738,321
                                                              -----------        -----------
Total loan and lease receivables, net                           1,531,742          1,449,624
Retained interest-only strip                                      102,717            115,641
Contractual mortgage servicing rights                             103,821             92,636
Subordinated trust assets                                         442,646            400,148
Premises and equipment (at cost, less accumulated
 depreciation of $59,390 in 2000 and $54,613 in 1999)              91,711             89,869
Other assets                                                      581,190            524,936
                                                              -----------        -----------
TOTAL ASSETS                                                  $ 4,055,560        $ 3,689,662
                                                              -----------        -----------
LIABILITIES
Deposits:
  Noninterest-bearing                                         $     4,839        $     5,768
  Interest-bearing                                              2,128,713          1,506,591
                                                              -----------        -----------
Total deposits                                                  2,133,552          1,512,359
Long-term debt                                                    714,701            788,508
Other borrowings                                                  207,974            409,601
Other liabilities                                                 294,516            289,563
                                                              -----------        -----------
TOTAL LIABILITIES                                               3,350,743          3,000,031
                                                              -----------        -----------

Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of Advanta                               100,000            100,000

STOCKHOLDERS' EQUITY

Class A preferred stock, $1,000 par value:
 Authorized, issued and outstanding - 1,010
 shares in 2000 and 1999                                            1,010              1,010
Class A voting common stock, $.01 par value:
 Authorized - 214,500,000 shares; Issued - 10,060,883
 shares in 2000, and 10,465,883 shares in 1999                        101                105
Class B non-voting common stock, $.01 par value;
 Authorized - 230,000,000 shares; Issued - 17,746,753
 shares in 2000, and 18,256,029 in 1999                               177                182
Additional paid-in capital                                        221,745            232,585
Deferred compensation                                             (13,582)           (16,597)
Unearned ESOP shares                                              (12,028)           (12,132)
Accumulated other comprehensive loss                              (11,560)           (10,794)
Retained earnings                                                 436,919            421,741
 Less: Treasury stock at cost, 0 Class A and 527,168
  Class B common shares in 2000 and 405,000 Class A and
  972,768 Class B common shares in 1999                           (17,965)           (26,469)
                                                              -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                        604,817            589,631
                                                              -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 4,055,560        $ 3,689,662
                                                              -----------        -----------

See Notes to Consolidated Condensed Financial Statements

                                       ADVANTA CORP. AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED INCOME STATEMENTS


($ IN THOUSANDS, EXCEPT PER SHARE DATA)             THREE MONTHS ENDED
                                                         MARCH 31,
                                                    2000           1999
                                                  --------       --------
                                                 (UNAUDITED)
REVENUES:
Interest income                                   $ 82,154       $ 65,314
Securitization income                               32,255         34,769
Servicing revenues                                  37,687         27,238
Other revenues, net                                 30,741         32,436
                                                  --------       --------
  Total revenues                                   182,837        159,757
                                                  --------       --------
EXPENSES:
Operating expenses                                  93,709         86,433
Interest expense                                    47,755         43,277
Provision for credit losses                         11,399         10,148
Minority interest in income of
  consolidated subsidiary                            2,220          2,220
Unusual charges                                          0          6,713
                                                  --------       --------
  Total expenses                                   155,083        148,791
                                                  --------       --------
Income before income taxes                          27,754         10,966
Income tax expense                                  10,685          4,193
                                                  --------       --------
NET INCOME                                        $ 17,069       $  6,773
                                                  --------       --------
Basic earnings per share
  Class A                                         $    .67       $    .24
  Class B                                         $    .69       $    .26
  Combined                                        $    .68       $    .25
                                                  --------       --------
Diluted earnings per share
  Class A                                         $    .65       $    .24
  Class B                                         $    .67       $    .26
  Combined                                        $    .67       $    .25
                                                  --------       --------
Basic weighted average shares outstanding
  Class A                                            9,088          9,280
  Class B                                           15,697         13,807
  Combined                                          24,785         23,087
                                                  --------       --------
Diluted weighted average shares outstanding
  Class A                                            9,143          9,282
  Class B                                           16,241         13,896
  Combined                                          25,384         23,178
                                                  --------       --------
Cash dividends declared
  Class A                                         $   .063       $   .063
  Class B                                             .076           .076
                                                  --------       --------

See Notes to Consolidated Condensed Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) ($ IN THOUSANDS)

                                                            CLASS A        CLASS B      CLASS A       CLASS B      ADDITIONAL
                                        COMPREHENSIVE      PREFERRED      PREFERRED   COMMON STOCK    COMMON        PAID-IN
                                           INCOME            STOCK          STOCK                     STOCK         CAPITAL
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                                $1,010            $0          $104          $163         $229,304
Net income                                 $ 49,818
Other comprehensive income
 (loss):
  Change in unrealized
   appreciation (depreciation)
   of investments, net of tax
   benefit (expense) of $5,763              (10,703)
                                           --------
Comprehensive income                       $ 39,115
                                           ========
Conversion of Class B
  Preferred Stock                                                                                         14              (14)
Preferred and common
 cash dividends declared
Exercise of stock options                                                                                                  20
Issuance of stock:
 Benefit plans                                                                               1             9           10,579
Amortization of deferred
 compensation
Termination benefit-
 Benefit plans                                                                                            (4)          (7,421)
Stock buyback
ESOP shares committed to be
 released                                                                                                                 117
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                                $1,010            $0          $105          $182         $232,585
-----------------------------------------------------------------------------------------------------------------------------
Net income                                 $ 17,069
Other comprehensive income
 (loss):
  Change in unrealized
   appreciation (depreciation)
   of investments, net of tax
   benefit (expense) of $412                   (766)
                                           --------
Comprehensive income                       $ 16,303
                                           ========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                                  39
Issuance of stock:
 Benefit plans                                                                                             1            1,688
Amortization of deferred
 compensation
Termination benefit-
 Benefit plans                                                                                            (2)          (4,121)
Retirement of treasury stock                                                                (4)           (4)          (8,496)
ESOP shares committed to be
 released                                                                                                                  50
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                                   $1,010            $0          $101          $177         $221,745
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements

($ IN THOUSANDS)

                                                    DEFERRED         ACCUMULATED
                                                  COMPENSATION          OTHER                                              TOTAL
                                                   & UNEARNED       COMPREHENSIVE      RETAINED        TREASURY        STOCKHOLDERS'
                                                  ESOP SHARES       INCOME (LOSS)      EARNINGS          STOCK             EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                         $(29,764)          $    (91)       $382,092         $(22,514)         $560,304
Net income                                                                                49,818                             49,818
Other comprehensive income
 (loss):
  Change in unrealized
   appreciation (depreciation)
   of investments, net of tax
   benefit (expense) of $5,763                                           (10,703)                                           (10,703)
Comprehensive income
Conversion of Class B
  Preferred Stock                                                                                                                 0
Preferred and common
 cash dividends declared                                                                 (10,169)                           (10,169)
Exercise of stock options                                                                                                        20
Issuance of stock:
 Benefit plans                                        (10,589)                                                                    0
Amortization of deferred
 compensation                                           3,781                                                                 3,781
Termination benefit-
 Benefit plans                                          7,425                                                                     0
Stock buyback                                                                                              (3,955)           (3,955)
ESOP shares committed to be
 released                                                 418                                                                   535
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                         $(28,729)          $(10,794)       $421,741         $(26,469)         $589,631
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                17,069                             17,069
Other comprehensive income
 (loss):
  Change in unrealized
   appreciation (depreciation)
   of investments, net of tax
   benefit (expense) of $412                                                (766)                                              (766)
Comprehensive income
Preferred and common
 cash dividends declared                                                                  (1,891)                            (1,891)
Exercise of stock options                                                                                                        39
Issuance of stock:
 Benefit plans                                         (1,689)                                                                    0
Amortization of deferred
 compensation                                             581                                                                   581
Termination benefit-
 Benefit plans                                          4,123                                                                     0
Retirement of treasury stock                                                                                8,504                 0
ESOP shares committed to be
 released                                                 104                                                                   154
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                            $(25,610)          $(11,560)       $436,919         $(17,965)         $604,817
------------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS ENDED
($ IN THOUSANDS)                                                             MARCH 31,
                                                                   ------------------------------
                                                                      2000               1999
                                                                   -----------        -----------
                                                                            (UNAUDITED)
OPERATING ACTIVITIES
Net income                                                         $    17,069        $     6,773
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
  Equity securities gains                                              (10,914)           (17,854)
  Noncash charges associated with exit of auto
    finance business                                                         0             16,900
  Depreciation and amortization                                          4,895              4,815
  Provision for credit losses, excluding auto                           11,399              5,248
  Investment in subordinated trust assets, net                         (42,498)           (32,484)
  Proceeds from sale of trading investments                                  0            185,042
  Origination of loans and leases held for sale                       (673,216)          (744,514)
  Proceeds from sales of loans and leases held for sale                733,837            876,733
  Change in other assets and other liabilities                         (46,506)            32,584
  Change in retained interest-only strip and contractual
    mortgage servicing rights, excluding auto charge                     1,739              3,817
                                                                   -----------        -----------
Net cash (used in) provided by operating activities                     (4,195)           337,060
                                                                   -----------        -----------
INVESTING ACTIVITIES
  Change in federal funds sold and interest-
    bearing deposits                                                    (1,859)           165,850
  Purchase of investments available for sale                          (318,082)          (843,338)
  Proceeds from sales of investments available for sale                144,957             71,526
  Proceeds from maturing investments available for sale                 28,779            138,887
  Principal collected on Advanta Mortgage loans and
    leases not held for sale                                            37,113             30,418
  Origination of Advanta Mortgage loans and leases
    not held for sale                                                 (173,656)           (82,590)
  Change in business credit card receivables and other loans
    not held for sale                                                  (21,414)           (12,860)
  Purchases of premises and equipment, net                              (6,649)           (12,179)
                                                                   -----------        -----------
 Net cash used in investing activities                                (310,811)          (544,286)
                                                                   -----------        -----------
 FINANCING ACTIVITIES
  Change in demand and savings deposits                                 (4,849)            84,001
  Proceeds from sales of time deposits                               1,234,399            314,889
  Payments for maturing time deposits                                 (608,357)          (146,740)
  Change in repurchase agreements and FHLB advances                   (124,191)            58,125
  Proceeds from issuance of long-term debt                              62,365             22,905
  Payments on redemption of long-term debt                            (136,172)          (106,723)
  Change in other borrowings                                           (77,436)            (8,291)
  Stock buyback                                                              0             (3,955)
  Proceeds from issuance of stock                                           39                 20
  Cash dividends paid                                                   (1,891)            (2,938)
                                                                   -----------        -----------
Net cash provided by financing activities                              343,907            211,293
                                                                   -----------        -----------
Net increase in cash                                                    28,901              4,067
Cash at beginning of period                                             29,301             16,267
                                                                   -----------        -----------
Cash at end of period                                              $    58,202        $    20,334
                                                                   -----------        -----------

See Notes to Consolidated Condensed Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1) BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by Advanta Corp. (collectively with its subsidiaries, "Advanta") pursuant to the rules and regulations of the Securities and Exchange Commission. Advanta has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in Advanta's latest annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for securitization income and the retained interest-only strips, contractual mortgage servicing rights, the allowance for credit losses and income taxes, among others. Actual results could differ from those estimates.

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

NOTE 3) INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consisted of the following:

                                               MARCH 31, 2000              DECEMBER 31, 1999
                                           AMORTIZED       MARKET       AMORTIZED        MARKET
                                             COST          VALUE           COST          VALUE
                                           --------       --------       --------       --------
U.S. Treasury & other U.S.                 $316,417       $311,346       $145,112       $140,444
    Government securities
State and municipal securities                2,875          2,808          3,473          3,388
Collateralized mortgage obligations         436,637        428,273        456,288        448,068
Mortgage-backed securities                  100,987         96,702         98,190         94,556
Equity securities(1)                         63,717         63,717         60,892         60,892
Other                                           197            200          1,531          1,533
                                           --------       --------       --------       --------

Total investments available for sale       $920,830       $903,046       $765,486       $748,881
                                           ========       ========       ========       ========

(1) Includes investments of the venture capital unit, Advanta Partners. The amount shown as amortized cost represents carrying value for these investments.

NOTE 4) LOAN AND LEASE RECEIVABLES

Loan and lease receivables on the balance sheet, including those held for sale, consisted of the following:

                                                MARCH 31,         DECEMBER 31,
                                                  2000               1999
                                               -----------        -----------
Advanta Mortgage loans                         $ 1,107,400        $ 1,050,478
Business credit cards                              300,427            275,095
Leases                                             128,514            132,802
Other loans                                         19,521             21,930
                                               -----------        -----------
       Gross loan and lease receivables          1,555,862          1,480,305
                                               -----------        -----------
Add: Deferred origination costs,
     net of deferred fees, and
     unamortized purchase premiums                  23,090             11,166
Less: Allowance for credit losses
  Advanta Mortgage loans                           (21,824)           (21,743)
  Business credit cards                            (18,752)           (14,663)
  Leases                                            (4,303)            (3,110)
  Other loans                                       (2,331)            (2,331)
                                               -----------        -----------
       Total allowance for credit losses           (47,210)           (41,847)
                                               -----------        -----------
Net loan and lease receivables                 $ 1,531,742        $ 1,449,624
                                               ===========        ===========

Securitized receivables consist of the following:

                              MARCH 31,       DECEMBER 31,
                                2000             1999
                             ----------       ----------
Advanta Mortgage loans       $7,357,374       $7,333,058
Business credit cards           925,783          765,019
Leases                          692,744          662,841
                             ----------       ----------
Total                        $8,975,901       $8,760,918
                             ==========       ==========

Advanta Mortgage loans include home equity loans, home equity lines of credit and auto loans, and exclude mortgage loans which were never owned by Advanta, but which Advanta services for a fee ("subservicing"). Subservicing receivables were $13.1 billion at March 31, 2000, and $11.9 billion at December 31, 1999.

NOTE 5) ALLOWANCE FOR CREDIT LOSSES

The following table presents activity in the allowance for credit losses for the periods presented:

                                  THREE MONTHS        YEAR
                                      ENDED           ENDED
                                    MARCH 31,      DECEMBER 31,
                                      2000            1999
                                    --------        --------
Beginning balance                   $ 41,847        $ 33,437
Provision for credit losses           11,399          42,647
Allowance on receivables sold              0          (6,690)
Gross charge-offs:
    Advanta Mortgage loans            (2,866)        (15,132)
    Business credit cards             (3,877)        (11,341)
    Leases                              (868)         (4,429)
    Other loans                           (0)         (2,404)
                                    --------        --------
  Total gross charge-offs             (7,611)        (33,306)
Recoveries:
    Advanta Mortgage loans               824           3,011
    Business credit cards                346           1,238
    Leases                               405           1,503
    Other loans                            0               7
                                    --------        --------
  Total recoveries                     1,575           5,759
Net charge-offs                       (6,036)        (27,547)

Ending Balance                      $ 47,210        $ 41,847
                                    ========        ========


NOTE 6) RETAINED INTEREST-ONLY STRIP, CONTRACTUAL MORTGAGE SERVICING RIGHTS AND SUBORDINATED TRUST ASSETS

The following table presents activity in the retained interest-only ("IO") strip and contractual mortgage servicing rights ("CMSR") related to Advanta Mortgage loan securitizations:

                                          THREE MONTHS        YEAR
                                             ENDED            ENDED
                                            MARCH 31,       DECEMBER 31,
                                              2000             1999
                                           ---------        ---------
Beginning balance IO Strip                 $ 115,641        $ 209,096
Beginning balance CMSR                     $  92,636        $  74,425

  IO activity:
   Retained IO on sales, net                   3,677           50,462
   Interest income                             6,289           19,354
   Cash received and used to acquire
      subordinated trust assets              (19,462)        (111,600)
   Cash released to Advanta                   (1,548)         (25,760)
   Fair value adjustments                     (4,618)         (20,731)
   Fair value adjustment related to
      auto exit                                    0           (7,828)
   Other                                       2,738            2,648

  CMSR activity:
   Servicing rights retained                  13,068           54,124
   Amortization, net                          (6,501)         (39,134)
   Valuation provision                         4,618            3,221

Ending Balance IO Strip                    $ 102,717        $ 115,641
Ending Balance CMSR                        $ 103,821        $  92,636
                                           =========        =========

The following table presents activity in subordinated trust assets related to Advanta Mortgage loan securitizations:

                                         THREE MONTHS         YEAR
                                            ENDED             ENDED
                                           MARCH 31,       DECEMBER 31,
                                             2000             1999
                                          ---------        ---------
Beginning balance                         $ 400,148        $ 291,942
 Initial collateral deposits                  8,517           45,717
 Subordinated trust assets acquired
  with excess cash flows                     19,462          111,600
   Interest income                           11,220           27,227
   Valuation adjustment related to
    auto loans                                    0           (4,172)
   Valuation adjustment related to
    mortgage loans                            8,172          (11,269)
   Excess cash flows released to
    Advanta                                 (34,901)         (60,481)
   Net change associated with off-
    balance sheet warehouse
    facilities                               30,028             (416)
                                          ---------        ---------
 Ending balance                           $ 442,646        $ 400,148
                                          =========        =========


NOTE 7) SELECTED BALANCE SHEET INFORMATION

                                             MARCH 31,     DECEMBER 31,
OTHER ASSETS                                   2000           1999
                                             --------       --------
Servicing advances                           $117,210       $105,302
Current and deferred income taxes, net         74,976         89,788
Accrued interest receivable                    37,352         32,410
Other real estate (A)                           8,036          9,560
Goodwill                                        3,254          3,323
Other                                         340,362        284,553
                                             --------       --------
Total other assets                           $581,190       $524,936
                                             ========       ========

(A) Carried at the lower of cost or fair market value less selling costs.


                                            MARCH 31,     DECEMBER 31,
OTHER LIABILITIES                             2000           1999
                                            --------       --------
Accounts payable and accrued expenses       $ 77,540       $ 98,423
Accrued interest payable                      48,495         36,554
Other                                        168,481        154,586
                                            --------       --------
Total other liabilities                     $294,516       $289,563
                                            ========       ========

NOTE 8) LONG-TERM DEBT

Long-term debt consists of borrowings having an original maturity of over one year. The composition of long-term debt was as follows:

                                                  MARCH 31,     DECEMBER 31,
                                                    2000           1999
                                                  --------       --------
SENIOR DEBT
12 month senior notes (8.39%-10.08%)              $104,554       $ 86,647
18 month senior notes (7.42%-10.26%)                 8,436          8,344
24 month senior notes (7.14%-10.44%)                60,890         50,571
30 month senior notes (7.23%-10.26%)                13,092         13,852
48 month senior notes (5.97%-10.57%)                 8,520          8,427
60 month senior notes (6.02%-10.44%)                29,546         28,863
Value notes, fixed (7.00%-7.85%)                     7,779          7,779
Medium-term notes, fixed (6.81%-7.50%)             385,100        490,650
Medium-term notes, floating                         30,500         47,400
Medium-term bank notes, fixed (6.45%-7.12%)          7,349          7,347
Other senior notes (6.91%-11.34%)                   57,991         37,670
                                                  --------       --------
Total senior debt                                  713,757        787,550
Subordinated notes (8.76%-11.34%)                      944            958
                                                  --------       --------

Total long-term debt                              $714,701       $788,508
                                                  ========       ========

Advanta has priced its floating rate medium-term notes based on a spread over LIBOR. At March 31, 2000, the rates on these notes varied from 6.47% to 6.63%. At March 31, 2000 and December 31, 1999, Advanta used derivative financial instruments to effectively convert certain fixed rate debt to a LIBOR based variable rate.

NOTE 9) OTHER BORROWINGS

The composition of other borrowings was as follows:

                                                  MARCH 31,     DECEMBER 31,
                                                    2000           1999
                                                  --------       --------
FHLB advances                                     $200,000       $220,000
Securities sold under repurchase agreements              0        104,191
Other borrowings                                     7,256          8,975
Warehouse facility                                     718         76,435
                                                  --------       --------

Total                                             $207,974       $409,601
                                                  ========       ========

NOTE 10) CAPITAL STOCK

In the three months ended March 31, 2000, Advanta retired 405,000 shares of Class A Treasury stock and 445,600 shares of Class B Treasury stock.

NOTE 11) SEGMENT INFORMATION

During the first quarter of 2000, Advanta made changes to the methods used to allocate centrally incurred interest and operating expenses to the reportable segments in order to better reflect the use of the related assets or personnel by the segments. These changes included the allocation of certain expenses based on consumption rather than based on average managed assets, and a change in the classification of certain employee groups. Prior period segment results have been restated to reflect the current allocation methods.


                                               ADVANTA           ADVANTA
THREE MONTHS ENDED           ADVANTA           BUSINESS          LEASING
   MARCH 31,                 MORTGAGE           CARDS            SERVICES           OTHER(1)           TOTAL
                           -----------       -----------       -----------        -----------        -----------
2000
Noninterest revenues       $    60,074       $    31,122       $      (552)       $    10,039        $   100,683
Interest revenue                47,732            15,884             4,039             14,499             82,154
Interest expense                24,575             6,101             3,001             14,078             47,755
Net income (loss)                9,509             8,572            (6,233)             5,221             17,069

Average managed
 receivables               $ 8,423,766       $ 1,120,635       $   805,404        $    20,752        $10,370,557
                           -----------       -----------       -----------        -----------        -----------
1999
Noninterest revenues       $    60,010       $    16,518       $    11,381        $     6,534        $    94,443
Interest revenue                40,572             5,178             1,986             17,578             65,314
Interest expense                21,906             2,306             2,320             16,745             43,277
Net income (loss)                6,870             3,346               761             (4,204)             6,773

Average managed
 receivables               $ 8,312,465       $   822,852       $   663,874        $    17,820        $ 9,817,011
                           -----------       -----------       -----------        -----------        -----------

(1) Other includes insurance operations, investment activities not attributable to the reportable segments, and costs associated with exiting the auto finance business in 1999.

NOTE 12) NET INTEREST INCOME

The following table presents the components of net interest income:

                                                THREE MONTHS
                                               ENDED MARCH 31,
                                           2000            1999
                                         --------        --------
Interest income:
  Loans and leases                       $ 49,386        $ 30,059
  Investments                              26,479          24,137
  Interest component of previously
    discounted cash flows                   6,289          11,118
                                         --------        --------
Total interest income                      82,154          65,314
Interest expense:
  Deposits                                 27,157          26,482
  Debt and other borrowings                20,598          16,795
                                         --------        --------
Total interest expense                     47,755          43,277
                                         --------        --------
Net interest income                        34,399          22,037
Less: Provision for credit losses         (11,399)        (10,148)
                                         --------        --------
Net interest after
  provision for credit losses            $ 23,000        $ 11,889
                                         ========        ========

NOTE 13) INCOME TAX EXPENSE

Income tax expense is based on the estimated annual effective tax rate of 38.5% for the three months ended March 31, 2000, compared to a 38% tax rate for the comparable 1999 period.

Income tax expense consisted of the following:

                          THREE MONTHS ENDED
                               MARCH 31,
                          2000          1999
                        -------       -------
Current:
  Federal               $   724       $ 5,000
  State                   1,180         1,766
                        -------       -------
Total current             1,904         6,766
                        -------       -------
Deferred:
  Federal                 8,727          (936)
  State                      54        (1,637)
                        -------       -------
Total deferred            8,781        (2,573)
                        -------       -------
Total tax expense       $10,685       $ 4,193
                        =======       =======

The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                                      THREE MONTHS ENDED
                                            MARCH 31,
                                      2000            1999
                                    --------        --------
Statutory federal income tax        $  9,714        $  3,838
State income taxes                       802              84
Compensation limitation                   35              44
Non taxable investment income           (113)           (160)
Other                                    247             387
                                    --------        --------
Consolidated tax expense            $ 10,685        $  4,193
                                    ========        ========

NOTE 14) UNUSUAL CHARGES

In accordance with the terms of the contribution agreement, dated as of October 28, 1997, as amended February 20, 1998, by and between Advanta and Fleet Financial Group, Inc. ("Fleet"), Advanta and certain of its subsidiaries and Fleet and certain of its subsidiaries each contributed certain assets and liabilities of their respective consumer credit card businesses to Fleet Credit Card LLC ("Fleet LLC") in exchange for an ownership interest in Fleet LLC (the "Consumer Credit Card Transaction").

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

In connection with the Consumer Credit Card Transaction, Advanta made major organizational changes during the first quarter of 1998 to reduce corporate expenses incurred in the past: (a) to support the business contributed to Fleet LLC in the Consumer Credit Card Transaction; and (b) associated with the business and products no longer being offered or not directly associated with its mortgage, business credit card and leasing units. In addition, in the first quarter of 1999, Advanta implemented a plan to exit the auto finance business and to implement cost reduction initiatives throughout the organization including the consolidation of support functions. Costs associated with these changes were included in unusual charges on the consolidated income statements. The following table presents activity in the accrual related to these costs:

                                                                        CHARGED
                                                          12/31/99         TO         3/31/00
                                                          ACCRUAL        ACCRUAL      ACCRUAL
                                                          BALANCE        IN 2000      BALANCE
                                                          -------       -------       -------

Employee costs associated with staff reductions           $   822       $   822       $     0
Employee costs associated with Consumer Credit Card
     Transaction/Tender Offer                               3,008         3,008             0
Expenses associated with exited businesses/products        20,648         1,712        18,936
                                                          =======       =======       =======
     Total                                                $24,478       $ 5,542       $18,936
                                                          =======       =======       =======

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

Exited businesses/products

In the first quarter of 1999, Advanta implemented a plan to cease the origination of auto loans and recorded a $3.4 million charge for costs associated with exited businesses/products. The charges included severance and outplacement costs for 22 employees in the auto origination group, and professional fees associated with exited businesses/products not directly associated with our mortgage, business credit card and leasing units. Advanta completed the closing of the auto loan origination center and termination of related employees during the second quarter of 1999. Advanta expects to pay a substantial portion of the remaining costs during the year ended December 31, 2000.

During the first quarter of 1998, Advanta implemented a plan to exit certain businesses and product offerings not directly associated with its mortgage, business credit card and leasing units. In connection with this plan, contractual vendor commitments of approximately $10.0 million associated with discontinued development and other activities were accrued. Advanta has substantially completed the settlement of these contractual commitments.

Advanta also has contractual commitments to certain customers, and non-related financial institutions that are providing benefits to those customers, under a product that will no longer be offered and for which no future revenues or benefits will be received. In 1998, Advanta recorded a charge of $22.8 million associated with this commitment, and an $8.3 million charge associated with the write-down of assets associated with this program. In the fourth quarter of 1999, an additional charge of $10.0 million was recorded based on a change in the estimate of total expected costs for exited businesses. Advanta expects to pay a substantial portion of these costs over the next 33 months. The actions required to complete this plan include the settlement of contractual commitments and the payment of customer benefits.

In connection with the Consumer Credit Card Transaction/Tender Offer and the other exited business and product offerings in 1998, Advanta also incurred $11.5 million of related professional fees and $1.5 million of other expenses related to these plans.

NOTE 15) EARNINGS PER SHARE

The following table shows the calculation of basic earnings per share and diluted earnings per share.

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                          2000           1999
                                                                                        --------        --------
Net income                                                                              $ 17,069        $  6,773
 less: Preferred A dividends                                                                (141)           (141)
 less: Preferred B dividends                                                                   0            (887)
                                                                                        --------        --------
Income available to common
  shareholders                                                                          $ 16,928        $  5,745
 Less: Class A dividends declared                                                           (519)           (654)
 Less: Class B dividends declared                                                         (1,231)         (1,256)
                                                                                        --------        --------

Undistributed earnings                                                                  $ 15,178        $  3,835
Basic shares
  Class A                                                                                  9,088           9,280
  Class B                                                                                 15,697          13,807
  Combined (1)                                                                            24,785          23,087
Options A                                                                                      1               2
Options B                                                                                    247              89
Restricted shares Class A                                                                     54               0
Restricted shares Class B                                                                    297               0
Diluted shares
  Class A                                                                                  9,143           9,282
  Class B                                                                                 16,241          13,896
  Combined (1)                                                                            25,384          23,178
Basic earnings per share
  Class A                                                                               $    .67        $    .24
  Class B                                                                                    .69             .26
  Combined (1)                                                                               .68             .25
Diluted earnings per share
  Class A                                                                               $    .65        $    .24
  Class B                                                                                    .67             .26
  Combined (1)                                                                               .67             .25
                                                                                        --------        --------

(1) Combined represents a weighted average of Class A and Class B earnings per share.

There were 14,211 shares of Advanta's Class B convertible preferred stock outstanding which were not included in the computation of diluted earnings per share for the three months ended March 31, 1999, because they were antidilutive for that period. Each share of Class B convertible preferred stock was mandatorily converted into one share of Class B Common Stock effective September 15, 1999.

In the three months ended March 31, 2000, there were 1.2 million restricted shares of Class B Common Stock outstanding and 1.5 million options to purchase shares of Class B Common Stock outstanding that were not included in the computation of diluted earnings per share because they were antidilutive for that period. In the three months ended March 31, 1999, there were 1.4 million restricted shares of Class B Common Stock outstanding and 1.8 million options to purchase shares of Class B Common Stock outstanding that were not included in the computation of diluted earnings per share because they were antidilutive for that period.

NOTE 16) CONTINGENCIES

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which Advanta denies, center around Fleet's assertions that Advanta has failed to complete certain post-closing adjustments to the value of the assets and liabilities Advanta contributed to Fleet LLC in connection with the Consumer Credit Card Transaction. Fleet seeks damages of approximately $141 million. Advanta has filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that Advanta contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities Advanta has already assumed. Advanta also has filed a countercomplaint against Fleet for approximately $101 million in damages Advanta believes have been caused by certain actions of Fleet following the closing of the Consumer Credit Card Transaction. Formal discovery has begun and is ongoing. The court has scheduled trial in this matter to begin in September 2001. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on the financial position or future operating results of Advanta.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this form 10-Q, "Advanta", "we", "us", and "our" refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

For the quarter ended March 31, 2000, we reported net income of $17.1 million or $.67 per combined common share, assuming dilution, compared to $6.8 million or $.25 per combined diluted common share for the quarter ended March 31, 1999. The earnings for the three months ended March 31, 2000 include a non-operating gain of $6.7 million, after tax, on investments held by Advanta Partners, our private equity investment affiliate, and a $5.8 million charge, net of tax, for a reduction in the valuation of retained interests in leasing securitizations.

The earnings for the three months ended March 31, 1999 include charges, after tax, of $14.5 million that are principally related to our exit from the auto finance business and severance and outplacement associated with cost cutting initiatives implemented in the first quarter of 1999. In addition, we recognized non-operating gains of $11.1 million, after tax, in the three months ended March 31, 1999 in connection with an investment held by Advanta Partners.

Net income (loss) for the three months ended March 31, 2000 was $9.5 million for Advanta Mortgage, $8.6 million for Advanta Business Cards and ($6.2) million for Advanta Leasing Services. Net income for the three months ended March 31, 1999 was $6.9 million for Advanta Mortgage, $3.3 million for Advanta Business Cards, and $0.8 for Advanta Leasing Services.

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements can be identified by the use of forward-looking phrases such as "will likely result," "may," "are expected to," "is anticipated," "estimate," "projected," "intends to" or other similar words. The most significant among these risks and uncertainties are: (1) our managed net interest margin; (2) competitive pressures; (3) factors that affect the level of delinquencies and charge-offs, including a deterioration of general economic conditions; (4) the rate of prepayments; (5) interest rate fluctuations; (6) the level of expenses; (7) managed and subserviced receivables volume; (8) the timing of the securitizations of our receivables; (9) the level of insurance policy renewals; (10) the effects of government regulation; (11) relationships with significant vendors, business partners and customers; (12) the amount and cost of financing available to us; and (13) the ratings on the debt of Advanta Corp. and its subsidiaries. Additional risks that may affect our future performance are set forth elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 1999 and in our other filings with the Securities and Exchange Commission.

ADVANTA MORTGAGE

OVERVIEW

Advanta Mortgage makes nonconforming home equity loans directly to consumers and through brokers. This business unit originates and services first and second lien mortgage loans, including home equity lines of credit, through subsidiaries of Advanta. In addition to servicing and managing the loans it originates, Advanta Mortgage contracts with third parties to service their nonconforming home equity loans on a subservicing basis.

Net income for Advanta Mortgage was $9.5 million for the quarter ended March 31, 2000, compared to net income of $6.9 million for the same period of 1999. The increase in net income is due to higher yields on originations and an increase in servicing revenues from growth in the subservicing portfolio.

SECURITIZATION INCOME

Advanta Mortgage recognized gains of $26.5 million from the securitization and sale of $484 million of loans in the three months ended March 31, 2000, and recognized gains of $36.6 million from the securitization and sale of $634 million of loans in the three months ended March 31, 1999. Gains on the sale of receivables, which represent 5.5% of the loans sold in the three months ended March 31, 2000, are comparable as a percentage of loans sold to the 5.8% recognized in the three months ended March 31, 1999.

PORTFOLIO LENDER ANALYSIS

In the fourth quarter of 1998, we began to report income for Advanta Mortgage that is essentially equal to that of a portfolio lender, rather than the front-ended income typically reported through gain on sale accounting. Since gain on sale accounting is required under generally accepted accounting principles for securitizations structured as sales, we intend to accomplish this by increasing our use of on-balance sheet funding and decreasing our degree of reliance on securitizations structured as sales over time. In this regard, we began to analyze and evaluate Advanta Mortgage's financial results from a portfolio lender's perspective as well as under generally accepted accounting principles. The following tables present Advanta Mortgage's reported results adjusted to approximate the results of a portfolio lender for the three months ended March 31, 2000 and 1999 ($ in thousands).

                                                  THREE MONTHS ENDED MARCH 31, 2000
                                                                                 Advanta
                                                Advanta                          Mortgage
                                                Mortgage                           as a
                                                   As         Pro forma          Portfolio
                                                Reported      Adjustments         Lender
                                                ---------     -----------        ---------
REVENUES:
Interest income                                 $  47,732       $ 177,904        $ 225,636
Securitization income                              26,476         (26,476)               0
Servicing revenues                                 32,119         (12,238)          19,881
Other revenues, net                                 1,479               0            1,479
                                                ---------       ---------        ---------
 Total revenues                                   107,806         139,190          246,996

EXPENSES:
Operating expenses                                 63,848           1,809           65,657
Interest expense                                   24,575         115,787          140,362
Provision for credit losses                         2,123          21,594           23,717
Minority interest in income
 of consolidated subsidiary                         1,798               0            1,798
                                                ---------       ---------        ---------
 Total expenses                                    92,344         139,190          231,534
                                                ---------       ---------        ---------
Income before income taxes                         15,462               0           15,462
Income tax expense                                  5,953               0            5,953
                                                ---------       ---------        ---------
Net income                                      $   9,509       $       0        $   9,509
                                                =========       =========        =========

                                       THREE MONTHS ENDED MARCH 31, 1999
                                                                      Advanta
                                    Advanta                          Mortgage
                                    Mortgage                           as a
                                      As           Pro forma         Portfolio
                                   Reported       Adjustments         Lender
                                  ------------    ------------     ------------
REVENUES:
Interest income                   $     40,572    $    165,649     $    206,221
Securitization income                   36,560         (36,560)               0
Servicing revenues                      22,320          (7,482)          14,838
Other revenues, net                      1,130               0            1,130
                                  ------------    ------------     ------------
 Total revenues                        100,582         121,607          222,189

EXPENSES:
Operating expenses                      62,962           1,798           64,760
Interest expense                        21,906         111,030          132,936
Provision for credit losses              2,703           8,779           11,482
Minority interest in income
 of consolidated subsidiary              1,887               0            1,887
                                  ------------    ------------     ------------
 Total expenses                         89,458         121,607          211,065
                                  ------------    ------------     ------------
Income before income taxes              11,124               0           11,124
Income tax expense                       4,254               0            4,254
                                  ------------    ------------     ------------
Net income                        $      6,870    $          0     $      6,870
                                  ============    ============     ============

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

ORIGINATIONS

Originations for Advanta Mortgage were as follows ($ in thousands):

                                 THREE MONTHS ENDED          PERCENTAGE
                                     MARCH 31,                INCREASE
                               2000           1999           (DECREASE)
                            ----------     ----------        ----------
Direct                      $  380,040     $  403,204             (6)%
Indirect:
    Broker                     183,254        174,087              5
    Conduit                          0        117,286           (100)
    Corporate Finance            1,454         16,773            (91)
                            ----------     ----------
Subtotal Indirect              184,708        308,146            (40)
Auto                                 0          5,103           (100)
                            ----------     ----------
Total                       $  564,748     $  716,453            (21)%
                            ==========     ==========

We continue to shift the composition of the managed mortgage portfolio toward a higher proportion of direct and broker originations, which tend to have higher yields and are typically more profitable than loans originated through conduit or corporate finance channels. The dollar volume of originations from direct to consumer channels represented 67% of total originations for the three months ended March 31, 2000 as compared to 57% in the same period of 1999. At March 31, 2000, 45% of the managed mortgage portfolio consisted of loans originated directly from consumers. This compares to 42% at December 31, 1999 and 35% at March 31, 1999.

The decrease in the dollar volume of direct originations for the three months ended March 31, 2000 as compared to the same period of 1999 is due to the decrease in the average loan size and our focus on profitable loan growth over volume. The number of loans directly originated for the three months ended March 31, 2000 increased 5% over the number of loans directly originated in the same period of 1999. The decrease in indirect originations for the three months ended March 31, 2000 as compared to the same period of 1999 resulted from our decision in 1999 to curtail the purchase of pools of loans through the conduit and corporate finance channels. Consistent with the strategy of focusing on profitable loan growth over volume, the decision was based on unfavorable market pricing and management's commitment to purchasing loans only when the loans exceed certain profitability characteristics. There were no auto loans originated in 2000 due to our exit from the auto finance business in the first quarter of 1999.

Advanta Mortgage originated more second lien home equity loans and home equity lines of credit as a percentage of total originations during the three months ended March 31, 2000 than it originated during the same period of 1999. This was primarily due to rising market interest rates that created increased demand for these types of loans. Second lien home equity loans and home equity lines of credit represented 38% of the dollar value of originations for the three months ended March 31, 2000, compared to 18% for the three months ended March 31, 1999. Home equity lines of credit represented 12% of the managed mortgage loan portfolio at March 31, 2000, as compared to 10% at December 31, 1999, and 6% at March 31, 1999.

SERVICING REVENUES

Servicing revenues were $32.1 million for the three months ended March 31, 2000, as compared to $22.3 million for the same period in 1999. The increase in servicing revenues is due to an increase in average serviced receivables of $3.9 billion as compared to the same period of 1999. Advanta Mortgage's subservicing portfolio was $13.1 billion at March 31, 2000 as compared to $11.9 billion at December 31, 1999 and

$8.9 billion at March 31, 1999. The increase in the subservicing portfolio resulted primarily from growth in existing clients' portfolios.

ADVANTA BUSINESS CARDS

OVERVIEW

Advanta Business Cards offers MasterCard business credit cards to small businesses using targeted direct mail and the Internet. Net income for Advanta Business Cards was $8.6 million for the three months ended March 31, 2000 as compared to $3.3 million for the three months ended March 31, 1999. The increase in net income in 2000 resulted from increased volume of managed receivables, increases in portfolio yields and increased interchange income. These increased revenues were partially offset by an increase in operating expenses due to increased marketing and account origination activities.

SECURITIZATION INCOME

Advanta Business Cards recognized securitization income of $13.2 million for the three months ended March 31, 2000 and $6.2 million for the three months ended March 31, 1999. Advanta Business Cards sells receivables to existing securitization trusts on a continuous basis to replenish the investors' interests in trust receivables that have been repaid by the card holders. The increase in securitization income in 2000 was due to increased yields on the securitized receivables and increased volume of securitized receivables.

ORIGINATIONS

Originations for Advanta Business Cards were $748 million for the three months ended March 31, 2000 as compared to $400 million for the three months ended March 31, 1999. Advanta Business Cards originated 106 thousand business credit card accounts for the three months ended March 31, 2000 as compared to 21 thousand originated for the three months ended March 31, 1999. The increase in business credit card originations as compared to 1999 resulted from the successful application of our information based strategy to expand the universe of potential business credit card customers.

ADVANTA LEASING SERVICES

OVERVIEW

Advanta Leasing Services offers flexible lease financing programs on small-ticket equipment to small businesses. Net loss for Advanta Leasing Services was $6.2 million for the three months ended March 31, 2000 as compared to net income of $761 thousand for the three months ended March 31, 1999. The decrease in net income in 2000 was primarily attributable to a $9.5 million pretax reduction in the valuation of retained interests in leasing securitizations. Excluding the $9.5 million charge, net loss for the three months ended March 31, 2000 was $391 thousand. The decrease in net income also resulted from a decrease in gains recognized on the sale of lease receivables and an increase in the provision for credit losses, partially offset by increased net interest income from on-balance sheet receivables.

SECURITIZATION INCOME

Advanta Leasing Services recognized $2.0 million in gains on the sale of $107 million of leases for the three months ended March 31, 2000, as compared to $4.4 million in gains on the sale of $96 million of leases for the three months ended March 31, 1999. As a percentage of receivables sold, these gains represented 1.9% in 2000 and 4.6% in 1999. The decrease in gain as a percentage of loans sold resulted from a reduction in net interest income spread on securitized receivables. The sales were through a combination of commercial paper conduit programs and a public lease securitization.

For the three months ended March 31, 2000, securitization income also included a $9.5 million pretax charge associated with increasing the credit loss assumption used in the valuation of retained interests in leasing securitizations. There were no similar charges in the three months ended March 31, 1999.

ORIGINATIONS

Originations for Advanta Leasing Services were as follows ($ in thousands):

                 THREE MONTHS ENDED               PERCENTAGE
                      MARCH 31,                    INCREASE
                2000           1999               (DECREASE)
             ---------       ---------
Vendor       $  43,788       $  45,494               (4)%
Broker          30,599          60,515              (49)
Other           34,695           3,827              807
             ---------       ---------
             $ 109,082       $ 109,836               (1)
             =========       =========

Total lease originations for the three months ended March 31, 2000 were relatively consistent with the same period of the prior year. The decrease in broker originations was consistent with our strategy to reduce broker originations with lower profitability characteristics. The increase in other originations represents a private label program for a national direct marketer of leases.

ADVANTA CORP.

INTEREST INCOME AND EXPENSE

Interest income on receivables and investments, excluding the interest component of previously discounted cash flows, increased by $21.7 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Interest expense increased by $4.5 million for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The increase in interest income was due to an increase in yields on receivables as well as an increase in average on-balance sheet receivables. The increase in interest expense was due to an increase in the cost of funds. Our cost of funds increased to 6.41% for the three months ended March 31, 2000 from 5.80% for the three months ended March 31, 1999. The increase in the cost of funds in 2000 was primarily attributable to rising market interest rates.

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

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                               THREE MONTHS ENDED MARCH 31,
                                           2000                              1999
                             -----------------------------  --------------------------------
                              AVERAGE              YIELD/       AVERAGE              YIELD/
                             BALANCE(1)  INTEREST    RATE      BALANCE(1)  INTEREST     RATE
                             ----------  --------  ------      ----------  --------  -------
ON-BALANCE SHEET
Mortgage loans              $ 1,109,657   $29,283   10.61%     $  921,289   $20,834    9.17%
Business credit cards           346,231    15,686   18.22         144,642     5,116   14.34
Leases                          137,603     4,125   11.99         105,321     2,102    7.98
Auto loans                        3,383       244   28.98          44,302     1,712   15.67
Other loans                      20,752       243    4.71          17,820       548   12.46
                             ----------   -------               ---------   -------
Total receivables(2)          1,617,626    49,581   12.32       1,233,374    30,312    9.96
Subordinated trust
 assets                         409,460    11,220   10.96         293,137     5,532    7.55
Investments(2)                  961,136    15,279    6.35       1,394,865    18,389    5.28
                             ----------   -------              ----------   -------
Total interest-earning
 assets                     $ 2,988,222   $76,080   10.21%     $2,921,376   $54,233    7.48%
Interest-bearing
 liabilities                $ 2,920,683   $46,649    6.41%     $2,928,571   $42,030    5.80%
Net interest spread                                  3.80%                             1.68%
Net interest margin                                  3.96%                             1.69%

OFF-BALANCE SHEET
Mortgage loans
 securitized                $ 7,236,664                        $7,192,855
Business credit cards
 securitized                    774,404                           678,210
Leases securitized              667,801                           558,553
Auto loans securitized           74,062                           154,019
                             ----------                        ----------
Total average
 securitized receivables    $ 8,752,931                        $8,583,637
                            ===========                        ==========
Total average managed
 receivables                $10,370,557                        $9,817,011
                            ===========                        ==========

Managed net interest
  margin (3)                                         4.49%                             3.64%



(1) Includes assets held and available for sale and nonaccrual loans and leases.

(2) Interest and average rate for tax-exempt securities, loans and leases are computed on a tax equivalent basis using a statutory rate of 35%.

(3) Managed net interest margin represents a combination of owned interest-earning assets/owned interest-bearing liabilities and securitized mortgage and business credit card assets/liabilities.

OTHER REVENUES

($ in thousands)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        2000          1999
                                                                       -------       -------

Equity securities gains                                                $10,914       $17,854
Business credit card interchange income                                 12,602         6,230
Leasing other revenues                                                   4,063         4,670
Other mortgage banking income                                            1,111           706
Insurance revenues, net and other                                        2,051         2,976
                                                                       -------       -------
Total other revenues, net                                              $30,741       $32,436
                                                                       =======       =======

Equity securities gains represent changes in the fair value and realized gains on Advanta Partners investments. Equity securities gains for the three months ended March 31, 2000 include a $9.4 million gain on the sale of an investment. Equity securities gains for the three months ended March 31, 1999 include an $18 million gain on an investment in a company that was merged with another entity in exchange for that entity's stock in the first quarter of 1999. The stock received had a value significantly higher than Advanta Partners' basis in its investment.

Business credit card interchange income increased by $6.4 million for the three months ended March 31, 2000 as compared to the same period of 1999. The increase in 2000 was due to an increase in average managed business credit card receivables, as well as an increase in interchange rates.

OPERATING EXPENSES

($ in thousands)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                       2000          1999
                                                     -------       -------

Salaries and employee benefits                       $29,568       $33,836
Marketing                                             22,724        14,125
Equipment expense                                      5,683         5,152
Credit and collection expense                          5,408         5,153
Professional fees                                      5,255         6,560
External processing                                    4,513         3,335
Amortization of business credit card
 deferred origination costs, net                       4,271         1,157
Occupancy expense                                      4,173         4,111
Telephone expense                                      3,036         2,838
Postage                                                1,529         1,505
Credit card fraud losses                                 277           252
Other                                                  7,272         8,409
                                                     -------       -------
Total operating expenses                             $93,709       $86,433
                                                     =======       =======

At quarter end (in thousands):
 Number of accounts managed                              775           625
 Number of employees                                   2,807         2,540
For the quarter:
 Operating expenses
  as a percentage of average
  managed receivables(1)                                3.45%         3.47%
                                                     -------       -------

(1) Excludes amortization of business credit card deferred origination costs, net.

Operating expenses as a percentage of average managed receivables for the three months ended March 31, 2000 were relatively consistent with the same period of 1999. Marketing expenses have increased by $8.6 million for the three months ended March 31, 2000 as compared to the same period of 1999. This increase is primarily due to increased marketing and account origination activities in Advanta Business Cards. In addition, there was an increase in advertising associated with the Advanta Retail Note Program, through which we offer unsecured debt of Advanta Corp. to retail investors. The $3.1 million increase in the amortization of business credit card deferred origination costs, net, and the $1.2 million increase in external processing expense is due to the growth in managed business credit card receivables. The $1.3 million decrease in professional fees is due to a decrease in consulting and outsourcing costs.

PROVISION FOR CREDIT LOSSES

For the three months ended March 31, 2000 the provision for credit losses increased to $11.4 million from $10.1 million for the same period in 1999. The provision for the three months ended March 31, 1999 included a $4.6 million provision related to our exit from the auto finance business. Excluding the provision related to the auto exit in 1999, the increase in the provision in 2000 was $5.9 million. The majority of this increase was in the provision for credit losses relating to Advanta Business Cards, which increased by $5.4 million for the three months ended March 31, 2000 as compared to the same period of 1999. The increase in Advanta Business Cards' provision relates to a $202 million increase in average on-balance sheet business credit card receivables. In addition, the leasing provision increased by $1.0 million due to a $32 million increase in average on-balance sheet lease receivables and an increase in delinquencies on owned receivables.

ASSET QUALITY

Nonperforming assets include: Advanta Mortgage loans, business credit cards and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent business credit cards. We charge losses on nonperforming Advanta Mortgage loans against the allowance generally at the earlier of foreclosure or when they have become twelve months delinquent. Losses on lease receivables are generally charged against the allowance when 121 days contractually delinquent. Our charge-off policy, as it relates to business credit card accounts, is to charge-off a receivable, if not paid, at 180 days contractually delinquent. Business credit card accounts suspected of being fraudulent are charged-off after a 90-day investigative period, unless the investigation shows no evidence of fraud. The carrying value for real estate owned is based on fair value, net of costs of disposition, and is reflected in other assets.

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

Delinquency and charge-off rates on business credit cards have improved in the three months ended March 31, 2000 as compared to the same period of the prior year. Charge-off rates on leases have increased in the three months ended March 31, 2000 as compared to the same period in the prior year. This increase is due to the performance of a certain segment of the leasing portfolio. We expect the impact of this segment of the lease portfolio to moderate by the end of the year.

The following tables provide a summary of nonperforming assets, delinquencies and charge-offs, as of and for the year-to-date periods indicated ($ in thousands).

                                                 MAR. 31,        DEC. 31,     MAR. 31,
CONSOLIDATED - MANAGED                             2000            1999            1999
------------------------------------------       --------        --------        --------
Nonperforming assets                             $515,862        $511,301        $471,819
Accruing loans past due 90 days or more                 0               0              95
Impaired assets                                   515,862         511,301         471,914
Total loans 30 days or more delinquent            794,868         838,563         775,446
As a percentage of gross receivables:
    Nonperforming assets                              4.9%            5.0%            4.7%
    Impaired assets                                   4.9             5.0             4.7
    Total loans 30 days or more delinquent            7.6             8.2             7.8
Net charge-offs:
    Amount                                       $ 47,667        $155,452        $ 33,495
    As a percentage of average gross
     receivables (annualized)                         1.8%            1.6%            1.4%
ADVANTA MORTGAGE LOANS - MANAGED
------------------------------------------
Nonperforming assets                             $475,153        $475,711        $435,435
Total loans 30 days or more delinquent            681,759         729,187         677,555
As a percentage of gross receivables:
   Nonperforming assets                               5.6%            5.7%            5.2%
   Total loans 30 days or more delinquent             8.1             8.7             8.1
Net charge-offs - Mortgage Loans:
    Amount                                       $ 23,732        $ 64,303        $ 10,330
    As a percentage of average gross
      receivables (annualized)                        1.1%            0.8%            0.5%
Net charge-offs - Auto Loans:
    Amount                                       $  2,653        $ 18,855        $  6,706
    As a percentage of average gross
      receivables (annualized)                       13.7%           13.9%           13.5%
BUSINESS CREDIT CARDS - MANAGED
------------------------------------------
Nonperforming assets                             $ 26,393        $ 23,498        $ 25,923
Total loans 30 days or more delinquent             42,198          38,437          38,533
As a percentage of gross receivables:
   Nonperforming assets                               2.2%            2.3%            3.1%
   Total loans 30 days or more delinquent             3.4             3.7             4.6
Net charge-offs - Business Credit Cards:
    Amount                                       $ 12,379        $ 44,309        $ 11,535
    As a percentage of average gross
      receivables (annualized)                        4.4%            5.0%            5.6%
LEASES - MANAGED
------------------------------------------
Nonperforming assets                             $ 13,864        $ 11,472        $ 10,165
Total loans 30 days or more delinquent             69,996          69,695          58,789
As a percentage of gross receivables:
   Nonperforming assets                               1.7%            1.4%            1.5%
   Total loans 30 days or more delinquent             8.5             8.8             8.4
Net charge-offs - Leases:
    Amount                                       $  8,903        $ 25,586        $  4,925
    As a percentage of average gross
     receivables (annualized)                         4.4%            3.6%            3.0%

                                                MAR. 31,        DEC. 31,        MAR. 31,
CONSOLIDATED - OWNED                              2000            1999           1999
-----------------------------------------       --------         -------        -------
Allowance for credit losses                     $ 47,210         $41,847        $37,898
Nonperforming assets                              49,268          45,620         57,647
Accruing loans past due 90 days or more                0               0             95
Impaired assets                                   49,268          45,620         57,742
Total loans 30 days or more delinquent            70,934          62,850         80,159
As a percentage of gross receivables:
   Allowance for credit losses                       3.0%            2.8%           3.3%
   Nonperforming assets                              3.2             3.1            5.1
   Impaired assets                                   3.2             3.1            5.1
Total loans 30 days or more delinquent               4.6             4.3            7.0
Net charge-offs:
    Amount                                      $  6,036         $27,547        $ 5,688
    As a percentage of average gross
      receivables (annualized)                       1.5%            2.4%           1.8%
ADVANTA MORTGAGE LOANS - OWNED
-----------------------------------------
Allowance for credit losses                     $ 21,824         $21,743        $23,378
Nonperforming assets                              37,019          36,709         47,752
Total loans 30 days or more delinquent            49,531          45,263         64,176
As a percentage of gross receivables:
   Allowance for credit losses                       2.0%            2.1%           2.7%
   Nonperforming assets                              3.3             3.5            5.6
   Total loans 30 days or more delinquent            4.5             4.3            7.5
Net charge-offs - Mortgage Loans:
   Amount                                       $  2,138         $ 8,389        $ 1,551
   As a percentage of average gross
    receivables (annualized)                         0.8%            1.1%           0.7%
Net charge-offs - Auto Loans:
   Amount                                       $    (96)        $ 3,732        $ 1,600
   As a percentage of average gross
    receivables (annualized)                       (11.4%)          25.6%          14.4%
BUSINESS CREDIT CARDS - OWNED
-----------------------------------------
Allowance for credit losses                     $ 18,752         $14,663        $ 6,998
Nonperforming assets                               7,155           6,408          6,381
Total loans 30 days or more delinquent            11,123          10,347          7,286
As a percentage of gross receivables:
   Allowance for credit losses                       6.2%            5.3%           4.9%
   Nonperforming assets                              2.4             2.3            4.4
   Total loans 30 days or more delinquent            3.7             3.8            5.1
Net charge-offs - Business Credit Cards:
   Amount                                       $  3,531         $10,103        $ 2,025
   As a percentage of average gross
    receivables (annualized)                         4.1%            4.8%           5.6%
LEASES - OWNED
-----------------------------------------
Allowance for credit losses                     $  4,303         $ 3,110        $ 2,795
Nonperforming assets                               4,642           1,883          3,218
Total loans 30 days or more delinquent             9,365           5,996          8,128
As a percentage of gross receivables:
   Allowance for credit losses                       3.4%            2.3%           2.2%
   Nonperforming assets                              3.6             1.4            2.4
   Total loans 30 days or more delinquent            7.3             4.5            6.3
Net charge-offs - Leases:
   Amount                                       $    463         $ 2,926        $   512
   As a percentage of average gross
     receivables (annualized)                        1.3%            2.7%           1.9%

UNUSUAL CHARGES

Employee costs associated with staff reductions

In the first quarter of 1999, we recorded a $3.3 million charge for costs associated with staff reductions. These expenses included severance and outplacement costs associated with cost reduction initiatives and the consolidation of support functions. There were 121 employees severed who were entitled to benefits. This staff reduction was substantially complete by June 30, 1999. The final payment outstanding related to these severance costs was paid in the three months ended March 31, 2000.

Employee costs associated with Consumer Credit Card Transaction/Tender
Offer

In 1998, we accelerated vesting of 43.15% of outstanding options that were not vested at the time of the closing of the Consumer Credit Card Transaction. In connection with the Tender Offer (see Note 14 to the Consolidated Condensed Financial Statements), present and former directors and employees who held exercisable options to purchase Class A and Class B Common Stock tendered these options in lieu of first exercising the options and tendering the underlying stock. We used approximately $850 million, before taking into account the exercise price of options, to repurchase the shares in the Tender Offer. In addition, we also amended the terms of options granted to employees who became employees of Fleet LLC or whose employment with us was otherwise terminated in connection with the Consumer Credit Card Transaction (the "Affected Employees") to extend the post-employment exercise period. Although there was a charge to earnings associated with this amendment, there was no net impact to capital as a result of this amendment. We also canceled options issued to certain members of the Board of Directors and replaced the canceled options with stock appreciation rights.

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

We recorded a $62.3 million pretax charge to earnings in connection with the foregoing plans, plan amendments and workforce reduction activities in 1998. The final payment outstanding related to these employee costs was paid in the three months ended March 31, 2000.

Expense Associated with Exited Businesses/Products

In the first quarter of 1999, we implemented a plan to cease the origination of auto loans and recorded a $3.4 million charge for costs associated with exited businesses/products. The charges included severance and outplacement costs for 22 employees in the auto origination group, and professional fees associated with exited businesses/products not directly associated with our mortgage, business credit card and leasing units. We completed the closing of the auto loan origination center and termination of related employees during the second quarter of 1999. We expect to pay a substantial portion of the remaining costs during the year ended December 31, 2000.

In connection with our efforts to reduce expenses associated with business and product offerings which are not directly associated with our mortgage, business credit card and leasing units, management approved exit and disposition plans during the first quarter of 1998 related to certain businesses and products previously offered. We recorded charges in the quarter ended March 31, 1998 related to costs to be incurred by us in executing these plans, including contractual obligations to customers for which no future revenue will be received, and contractual vendor obligations for services from which no future benefit will be derived. The charges also include termination benefits to employees associated with the businesses and products identified in the exit plan. Related to the exit plan, certain assets were identified for disposal and written down to estimated realizable value. In addition, we recognized investment banking, professional and consulting fees that were contingent upon completion of the Consumer Credit Card Transaction as well as other professional and consulting fees associated with our corporate restructuring. During the quarter ended March 31, 1998, we recorded a $54.1 million pretax charge to earnings in connection with these exit plans. In 1999, an additional charge of $10.0 million was recorded associated with exited products based on a change in the estimate of total expected costs. We expect to pay a substantial portion of these costs over the next 33 months. The actions required to complete these plans include the settlement of contractual commitments and the payment of customer benefits.

ASSET/LIABILITY MANAGEMENT

We manage our financial condition with a focus on maintaining disciplined management of market risks and prudent levels of leverage and liquidity.

MARKET RISK SENSITIVITY

We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We estimate that at March 31, 2000, our net interest income over a twelve-month period would increase or decrease by approximately 5% if interest rates were to rise or fall by 200 basis points. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

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

Our servicing rights and interest-only strips are derived from both fixed and variable rate loans, the majority of which are fixed. Fixed and variable rate loans are currently prepaying at different rates, which is expected to continue in the future. We have estimated the impact on the fair value of these assets assuming a 2.3% change in constant prepayment rate for fixed rate loans and 3.4% change in constant prepayment rate for variable rate loans. We have estimated that these changes in prepayment assumptions could result in a $28 million change in the combined fair value of these assets as of March 31, 2000. These estimates do not factor in the impact of changes in the interest rate environment associated with the changes in the prepayment rates. Changes in interest rates generally affect the level of loan originations. Prepayment assumptions are not the only assumptions in the fair value calculation for these assets. Other key assumptions are not directly impacted by market forces as defined earlier. The above prepayment scenarios do not reflect management's expectation regarding the future direction of prepayments, and they depict only two possibilities out of a large set of possible scenarios.

DERIVATIVES ACTIVITIES

The following table summarizes by notional amounts our derivative instruments as of March 31, 2000 and December 31, 1999 ($ in thousands):

                                                              ESTIMATED
                                                             FAIR VALUE
                                                              MARCH 31,
                                MARCH 31,    DECEMBER 31,    2000 ASSET/
                                  2000            1999       (LIABILITY)
                            -------------    -----------     -----------

Interest rate swaps         $   2,562,421  $   2,975,086     $    32,749
Interest rate caps written        399,823        409,278          (4,028)
Interest rate caps purchased      399,823        409,278           4,028
Put options purchased             156,000        156,000             147
Forward contracts                 327,000        565,000          (2,105)
                            -------------    -----------     -----------
  Total                     $   3,845,067  $   4,514,642     $    30,791
                            =============  =============     ===========

The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of our exposure through our use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivative contracts.

The fair value of interest rate swaps, options and forward contracts is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest and foreign exchange rates and the current creditworthiness of the counterparty.

Our credit exposure to derivatives, with the exception of caps written, is represented by contracts with a positive fair value without giving consideration to the value of any collateral exchanged. For caps written, credit exposure does not exist since the counterparty has performed its obligation to pay us a premium payment.

LIQUIDITY AND CAPITAL RESOURCES

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. During the three months ended March 31, 2000, we securitized or sold approximately $484 million of Advanta Mortgage loans, $157 million of business credit card receivables and $107 million of leases. We temporarily invested cash generated from these transactions in short-term, high quality investments at money market rates pending redeployment to pay down borrowings and to fund future mortgage loan, business credit card and lease receivable growth. At March 31, 2000, we had $192 million of federal funds sold, $651 million of loan and lease receivables held for sale, and $595 million of investments that could be sold to generate additional liquidity. Equity, including capital securities, was $705 million at March 31, 2000.

Our funding strategy relies on cash, cash equivalents and investments as well as deposit gathering activity at Advanta National Bank and Advanta Bank Corp. (together, the "banks"), unsecured debt of Advanta Corp., and securitizations. Advanta and the banks use both retail and institutional on-balance sheet funding sources. We have the ability to issue a variety of debt securities and, through the banks, deposit products. As of March 31, 2000, Advanta National Bank's total deposits were $1.7 billion and Advanta Bank Corp.'s total deposits were $474 million.

After paying down $122 million in medium term notes in the three months ended March 31, 2000, we had over $325 million of unrestricted cash, cash equivalents and marketable securities at the parent company level at March 31, 2000. At March 31, 2000, the parent company's assets include advances to wholly-owned non-bank subsidiaries to fund $87 million in loans, $34 million in retained interest-only strips and contractual mortgage servicing rights, $195 million in subordinated trust assets, and $38 million of equity securities accounted for at fair value.

At March 31, 2000, we had a $500 million committed warehouse financing facility for mortgage loans. At March 31, 2000, we had additional uncommitted warehouse financing facilities for mortgage loans of $550 million. At March 31, 2000, we had $730 million of committed commercial paper facilities for business credit card receivables and a $360 million committed commercial paper facility for lease contracts and lease residuals. At March 31, 2000, we had available $1.1 billion in unused warehouse financing facilities and commercial paper conduit facilities. We also offer unsecured debt of Advanta Corp. to retail investors through the Advanta Retail Note Program. In addition, notwithstanding our current liquidity, efforts continue to develop new sources of funding, both through previously untapped customer segments and through development of new financing structures.

At March 31, 2000, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 15.18% and Advanta Bank Corp.'s combined total capital ratio was 12.56%. At December 31, 1999, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 14.86%, and Advanta Bank Corp.'s combined total capital ratio was 13.28%. In each case, Advanta National Bank and Advanta Bank Corp. had capital levels that met the definition of "well-capitalized" under the regulatory framework for prompt corrective action. We intend to maintain capital ratios at both institutions in order to be "well-capitalized" under current guidelines. Recently an FDIC discussion draft proposal has been made public regarding capital requirements for subprime lenders. Under the proposal, regulatory capital required to be held for certain loan classes included in the institution's portfolio could be increased. The ultimate resolution of this proposal and its impact on financial results is uncertain at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report on Form 10-Q. See "Asset/Liability Management-Market Risk Sensitivity."

      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which Advanta denies, center around Fleet's assertions that Advanta has failed to complete certain post-closing adjustments to the value of the assets and liabilities Advanta contributed to Fleet LLC in connection with the Consumer Credit Card Transaction. Fleet seeks damages of approximately $141 million. Advanta has filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that Advanta contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities Advanta has already assumed. Advanta also has filed a countercomplaint against Fleet for approximately $101 million in damages Advanta believes have been caused by certain actions of Fleet following the closing of the Consumer Credit Card Transaction. Formal discovery has begun and is ongoing. The court has scheduled trial in this matter to begin in September 2001. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on the financial position or future operating results of Advanta.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits - The following exhibits are being filed with this report on Form 10-Q.


EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT
-------    -----------------------
12         Consolidated Computation of Ratio of Earnings to Fixed Charges.

27         Financial data schedule.

(b) Reports on Form 8-K

      (b)(1)A Current Report on Form 8-K, dated January 25, 2000, was filed by Advanta setting forth the financial highlights of Advanta's results of operations for the fiscal year ended December 31, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Advanta Corp.
                                             (Registrant)

May 11, 2000                                  By /s/Philip M. Browne
                                              ----------------------------------
                                              Senior Vice President and
                                              Chief Financial Officer

May 11, 2000                                  By /s/James L. Shreero
                                              ----------------------------------
                                              Vice President and
                                              Chief Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT        DESCRIPTION
-------        -----------
Exhibit 12     Consolidated Computation of Ratio of Earnings to Fixed
               Charges


Exhibit 27     Financial Data Schedule