Form 10-Q
period 2000-06-30
ADVANTA CORP
filed 2000-08-14
CIK 96638

                                    Form 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

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

                 Class A                   Outstanding at August 4, 2000
      Common Stock, $.01 par value                10,062,544 shares

                 Class B                   Outstanding at August 4, 2000
      Common Stock, $.01 par value                17,177,540 shares

TABLE OF CONTENTS

                                                                               PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets                                    3
        Consolidated Condensed Income Statements                                 4
        Consolidated Condensed Statements of Changes in Stockholders' Equity   5-6
        Consolidated Statements of Cash Flows                                    7
        Notes to Consolidated Condensed Financial Statements                     8

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                   20

Item 3. Quantitative and Qualitative Disclosures About Market Risk              41

PART II - OTHER INFORMATION                                                     42

Item 4. Submission of Matters to a Vote of Security Holders                     42

Item 6. Exhibits and Reports on Form 8-K                                        43

ITEM 1.FINANCIAL STATEMENTS

                         ADVANTA CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


($ IN THOUSANDS)                                             JUNE 30,        DECEMBER 31,
                                                              2000               1999
-----------------------------------------------------------------------------------------
                                                           (UNAUDITED)
ASSETS
Cash                                                       $    82,079       $    29,301
Federal funds sold                                             131,623           144,938
Restricted interest-bearing deposits                            45,459            93,688
Investments available for sale                                 932,569           748,881
Loan and lease receivables, net:
  Held for sale                                              1,030,044           711,303
  Other                                                        632,580           738,321
                                                           -----------       -----------
Total loan and lease receivables, net                        1,662,624         1,449,624

Retained interests in securitizations                          353,099           515,789
Contractual mortgage servicing rights                           85,272            92,636
Premises and equipment (at cost, less accumulated
 depreciation of $64,404 in 2000 and $54,613 in 1999)           96,760            89,869
Other assets                                                   612,997           524,936
-----------------------------------------------------------------------------------------
TOTAL ASSETS                                               $ 4,002,482       $ 3,689,662
-----------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                      $     4,104       $     5,768
  Interest-bearing                                           2,308,587         1,506,591
                                                           -----------       -----------
Total deposits                                               2,312,691         1,512,359
Long-term debt                                                 765,576           788,508
Other borrowings                                               118,339           409,601
Other liabilities                                              294,104           289,563
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            3,490,710         3,000,031
-----------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of Advanta                            100,000           100,000

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par value:
 Authorized, issued and outstanding - 1,010
 shares in 2000 and 1999                                         1,010             1,010
Class A voting common stock, $.01 par value:
 Authorized - 214,500,000 shares; Issued - 10,060,883
 shares in 2000, and 10,465,883 shares in 1999                     101               105
Class B non-voting common stock, $.01 par value:
 Authorized - 230,000,000 shares; Issued - 17,703,777
 shares in 2000, and 18,256,029 in 1999                            177               182
Additional paid-in capital                                     221,391           232,585
Deferred compensation                                          (12,379)          (16,597)
Unearned ESOP shares                                           (11,923)          (12,132)
Accumulated other comprehensive loss                           (10,995)          (10,794)
Retained earnings                                              242,355           421,741
 Less: Treasury stock at cost, 0 Class A and 527,168
  Class B common shares in 2000 and 405,000 Class A
  and 972,768 Class B common shares in 1999                    (17,965)          (26,469)
-----------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                     411,772           589,631
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 4,002,482       $ 3,689,662
-----------------------------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED INCOME STATEMENTS


($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                          2000           1999           2000           1999
----------------------------------------------------------------------------------------------
                                              (UNAUDITED)                   (UNAUDITED)
REVENUES:
Interest income                        $  86,524       $ 59,201      $ 168,678       $124,515
Securitization income (loss)            (180,607)        41,116       (148,352)        75,885
Servicing revenues                        42,531         30,049         80,218         57,287
Other revenues, net                       24,351         25,184         55,092         57,620
----------------------------------------------------------------------------------------------
  TOTAL REVENUES                         (27,201)       155,550        155,636        315,307
----------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                        94,769         82,179        188,478        168,612
Interest expense                          51,730         43,317         99,485         86,594
Provision for credit losses               27,460          7,407         38,859         17,555
Minority interest in income
 of consolidated subsidiary                2,220          2,220          4,440          4,440
Unusual charges                                0              0              0          6,713
----------------------------------------------------------------------------------------------
  TOTAL EXPENSES                         176,179        135,123        331,262        283,914
----------------------------------------------------------------------------------------------
Income (loss) before income
 taxes                                  (203,380)        20,427       (175,626)        31,393
Income tax expense (benefit)             (10,685)         8,115              0         12,308
----------------------------------------------------------------------------------------------
NET INCOME (LOSS)                      $(192,695)      $ 12,312      $(175,626)      $ 19,085
----------------------------------------------------------------------------------------------
Basic earnings (loss) per share
  Class A                              $   (7.65)      $    .48      $   (7.05)      $    .72
  Class B                                  (7.63)           .50          (7.01)           .76
  Combined                                 (7.64)           .49          (7.03)           .74
----------------------------------------------------------------------------------------------
Diluted earnings (loss) per share
  Class A                              $   (7.65)      $    .48      $   (7.05)      $    .72
  Class B                                  (7.63)           .49          (7.01)           .75
  Combined                                 (7.64)           .49          (7.03)           .74
----------------------------------------------------------------------------------------------
Basic weighted average shares
 outstanding (000's)
  Class A                                  9,097          8,976          9,093          9,127
  Class B                                 16,135         14,187         15,916         13,998
  Combined                                25,232         23,163         25,009         23,125
----------------------------------------------------------------------------------------------
Diluted weighted average shares
 outstanding (000's)
  Class A                                  9,097          9,009          9,093          9,151
  Class B                                 16,135         14,364         15,916         14,131
  Combined                                25,232         23,373         25,009         23,282
----------------------------------------------------------------------------------------------
Cash dividends declared
  Class A                              $    .063       $   .063      $    .126       $   .126
  Class B                                   .076           .076           .151           .151
----------------------------------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) ($ IN THOUSANDS)

                                                          CLASS A      CLASS B        CLASS A      CLASS B   ADDITIONAL
                                       COMPREHENSIVE     PREFERRED    PREFERRED       COMMON       COMMON     PAID-IN
                                       INCOME (LOSS)       STOCK        STOCK          STOCK       STOCK      CAPITAL
------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                              $1,010       $     0       $    104       $163      $229,304
Net income                              $  49,818
Other comprehensive income
 (loss):
  Change in unrealized
    appreciation (depreciation) of
    investments, net of tax benefit
    (expense) of $5,763                   (10,703)
                                        ---------
Comprehensive income (loss)             $  39,115
                                        =========
Conversion of Class B
  Preferred Stock                                                                                     14           (14)
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                           20
Issuance of stock:
 Benefit plans                                                                               1         9        10,579
Amortization of deferred
 compensation
Termination benefit-
 Benefit plans                                                                                        (4)       (7,421)
Stock buyback
ESOP shares committed to be
  released                                                                                                         117
------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                              $1,010       $     0       $    105       $182      $232,585
------------------------------------------------------------------------------------------------------------------------
Net loss                                $(175,626)
Other comprehensive income
 (loss):
  Change in unrealized
    appreciation (depreciation) of
    investments, net of tax
    benefit (expense) of $108                (201)
                                        ---------
Comprehensive income (loss)             $(175,827)
                                        =========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                          152
Issuance of stock:
 Benefit plans                                                                                         2         2,182
Amortization of deferred
 compensation
Termination benefit-
 Benefit plans                                                                                        (3)       (5,108)
Retirement of treasury stock                                                              (4)         (4)       (8,496)
ESOP shares committed to be
  released                                                                                                           76
------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                                  $1,010       $     0       $   101        $177       $221,391
------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements

($ IN THOUSANDS)

                                               DEFERRED      ACCUMULATED
                                             COMPENSATION       OTHER                                        TOTAL
                                              & UNEARNED    COMPREHENSIVE    RETAINED      TREASURY      STOCKHOLDERS'
                                             ESOP SHARES        LOSS         EARNINGS       STOCK           EQUITY
----------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                 $ (29,764)      $     (91)      $382,092      $(22,514)      $ 560,304
Net income                                                                     49,818                        49,818
Other comprehensive income
 (loss):
  Change in unrealized appreciation
    (depreciation) of investments,
    net of tax benefit (expense) of $5,763                     (10,703)                                     (10,703)
Comprehensive income (loss)
Conversion of Class B
  Preferred Stock                                                                                                 0
Preferred and common cash
 dividends declared                                                           (10,169)                      (10,169)
Exercise of stock options                                                                                        20
Issuance of stock:
 Benefit plans                                 (10,589)                                                           0
Amortization of deferred
 compensation                                    3,781                                                        3,781
Termination benefit-
 Benefit plans                                   7,425                                                            0
Stock buyback                                                                               (3,955)          (3,955)
ESOP shares committed to be
  released                                         418                                                          535
----------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                 $ (28,729)      $ (10,794)      $421,741      $(26,469)      $ 589,631
----------------------------------------------------------------------------------------------------------------------
Net loss                                                                     (175,626)                     (175,626)
Other comprehensive income (loss):
  Change in unrealized
     appreciation (depreciation)
     of investments, net of tax benefit
     (expense) of $108                                            (201)                                        (201)
Comprehensive income (loss)
Preferred and common cash
 dividends declared                                                           (3,760)                        (3,760)
Exercise of stock options                                                                                       152
Issuance of stock:
 Benefit plans                                  (2,184)                                                           0
Amortization of deferred
 compensation                                    1,292                                                        1,292
Termination benefit-
 Benefit plans                                   5,111                                                            0
Retirement of treasury stock                                                                  8,504               0
ESOP shares committed to be
  released                                         208                                                          284
----------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                     $ (24,302)      $ (10,995)      $242,355      $(17,965)      $ 411,772
----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    SIX MONTHS ENDED
($ IN THOUSANDS)                                                                        JUNE 30,
-----------------------------------------------------------------------------------------------------------
                                                                                 2000              1999
-----------------------------------------------------------------------------------------------------------
                                                                                       (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)                                                             $  (175,626)      $    19,085
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
  Investment securities gains                                                      (9,866)          (27,672)
  Noncash charges associated with exit of auto
    finance business                                                                    0            16,900
  Depreciation and amortization                                                    10,159             9,216
  Provision for credit losses, excluding auto                                      38,859            12,655
  Proceeds from sale of trading investments                                             0           185,042
  Origination of loans and leases held for sale                                (1,428,493)       (1,586,481)
  Proceeds from sales of loans and leases held for sale                         1,318,984         1,695,407
  Change in other assets and other liabilities                                    (61,710)           (6,708)
  Change in retained interest in securitizations and
    contractual mortgage servicing rights, excluding auto charge                  170,054           (10,220)
-----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                              (137,639)          307,224
-----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Change in federal funds sold and interest-
    bearing deposits                                                               61,544           119,874
  Purchase of investments available for sale                                     (864,523)         (953,487)
  Proceeds from sales of investments available for sale                           496,269           478,538
  Proceeds from maturing investments available for sale                           194,206            51,716
  Principal collected on Advanta Mortgage loans and
    leases not held for sale                                                       74,859            50,773
  Origination of Advanta Mortgage loans and leases
    not held for sale                                                            (163,708)          (86,411)
  Change in business credit card receivables and other
    loans not held for sale                                                       (73,864)           18,518
  Purchases of premises and equipment, net                                        (16,896)          (13,011)
-----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                          (292,113)         (333,490)
-----------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES
  Change in demand and savings deposits                                           (21,398)          104,271
  Proceeds from sales of time deposits                                          1,113,062           338,073
  Payments for maturing time deposits                                            (291,332)         (262,006)
  Change in repurchase agreements and FHLB advances                              (324,191)                0
  Proceeds from issuance of long-term debt                                        130,416            45,194
  Payments on redemption of long-term debt                                       (153,348)         (163,385)
  Change in other borrowings                                                       32,929           (23,857)
  Stock buyback                                                                         0            (3,955)
  Proceeds from issuance of stock                                                     152                80
  Cash dividends paid                                                              (3,760)           (5,520)
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         482,530            28,895
-----------------------------------------------------------------------------------------------------------
Net increase in cash                                                               52,778             2,629
Cash at beginning of period                                                        29,301            16,267
-----------------------------------------------------------------------------------------------------------
Cash at end of period                                                         $    82,079       $    18,896
-----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1) BASIS OF PRESENTATION

Advanta Corp. (collectively with its subsidiaries, "Advanta") has prepared the consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Advanta has condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments and the valuation adjustments discussed in
Note 2) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in Advanta's latest annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for securitization income (loss) and the retained interest-only strips, contractual mortgage servicing rights, the allowance for credit losses and income taxes, among others. Actual results could differ from those estimates.

Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2) RECENT REGULATORY DEVELOPMENTS

In June 2000, Advanta announced that its banking subsidiaries, Advanta National Bank and Advanta Bank Corp., reached agreements with their respective bank regulatory agencies, primarily relating to the banks' subprime lending operations. The agreements outline a series of steps to modify processes and formalize and document certain practices and procedures for the banks' subprime lending operations. The agreements also establish temporary asset growth limits at Advanta National Bank and deposit growth limits at Advanta Bank Corp., impose restrictions on taking brokered deposits at Advanta National Bank, and require that Advanta National Bank's capital ratios be maintained at approximately the level at March 31, 2000 by September 30, 2000. The agreements also provide that the Company change its charge-off policy for delinquent mortgages to 180 days and modify its accounting processes and methodology for its allowance for loan losses and valuation of residual assets.

In July 2000, Advanta announced that Advanta National Bank signed an agreement with the Office of the Comptroller of the Currency regarding the carrying value of Advanta National Bank's retained interests in mortgage securitizations and allowance for mortgage loan losses. For Advanta National Bank's June 30, 2000 Call Report, the agreement provided that the retained interests be calculated based on an 18% discount rate on the interest-only strip and subordinated trust assets, a 15% discount rate on the contractual mortgage servicing rights, a prepayment rate that represents the average prepayment experience for the six months ended February 29, 2000 and cumulative loss rates as a percentage of original principal balance of 6% on closed end mortgage loans and 8% for HELOC (open end) mortgage loans. The agreement provided that based on these assumptions, the carrying value of Advanta National Bank's contractual mortgage servicing rights be reduced by $13 million and the carrying value of Advanta National Bank's subordinated trust assets and retained interest-only strip be reduced by a total amount of $201 million. The agreement further provided that Advanta National Bank's allowance for loan losses be increased by $22 million. The agreement contains provisions regarding the use of similar discount rate and credit loss assumptions for the calculation of the carrying value of the residual assets in future periods.

NOTE 3) RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, cannot be applied retroactively and will be adopted as required January 1, 2001. Advanta anticipates that the adoption of SFAS No. 133 will not have a material effect on the results of operations; however, Advanta continues to monitor potential changes and implementation guidance to this new accounting standard.

NOTE 4) INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consisted of the following:

                                           JUNE 30, 2000           DECEMBER 31, 1999
                                       AMORTIZED      MARKET     AMORTIZED     MARKET
                                         COST         VALUE        COST        VALUE
---------------------------------------------------------------------------------------
U.S. Treasury & other U.S.
  Government securities                $ 570,684    $ 566,167    $ 145,112    $ 140,444
State and municipal securities             5,001        5,015        3,473        3,388
Collateralized mortgage obligations      178,030      170,766      456,288      448,068
Mortgage-backed securities                97,900       92,747       98,190       94,556
Equity securities(1)                      73,637       73,637       60,892       60,892
Other                                     24,232       24,237        1,531        1,533
---------------------------------------------------------------------------------------
Total investments
  available for sale                   $ 949,484    $ 932,569    $ 765,486    $ 748,881
---------------------------------------------------------------------------------------

(1) Includes investments of the venture capital unit, Advanta Partners. The amount shown as amortized cost represents carrying value for these investments.

NOTE 5) LOAN AND LEASE RECEIVABLES

Loan and lease receivables on the balance sheet, including those held for sale, consisted of the following:

                                          JUNE 30,        DECEMBER 31,
                                            2000             1999
--------------------------------------------------------------------------------
Advanta Mortgage loans                  $ 1,081,838       $ 1,050,478
Business credit cards                       503,169           275,095
Leases                                       95,811           132,802
Other loans                                  21,689            21,930
--------------------------------------------------------------------------------
 Gross loan and lease receivables         1,702,507         1,480,305
--------------------------------------------------------------------------------
Add: Deferred origination costs,
  net of deferred fees, and
  unamortized purchase premiums              23,709            11,166
Less: Allowance for credit losses
  Advanta Mortgage loans                    (38,035)          (21,743)
  Business credit cards                     (20,132)          (14,663)
  Leases                                     (3,094)           (3,110)
  Other loans                                (2,331)           (2,331)
--------------------------------------------------------------------------------
 Total allowance for credit losses          (63,592)          (41,847)
--------------------------------------------------------------------------------
Net loan and lease receivables          $ 1,662,624       $ 1,449,624
--------------------------------------------------------------------------------

At June 30, 2000, $127.5 million of on-balance sheet business credit card receivables were pledged as collateral for a warehouse facility borrowing.

Securitized receivables consisted of the following:

                             JUNE 30,       DECEMBER 31,
                              2000             1999
--------------------------------------------------------
Advanta Mortgage loans      $7,356,839      $7,333,058
Business credit cards          925,563         765,019
Leases                         724,454         662,841
--------------------------------------------------------
 Total                      $9,006,856      $8,760,918
--------------------------------------------------------

Advanta Mortgage loans include home equity loans, home equity lines of credit and auto loans, and exclude mortgage loans which were never owned by Advanta, but which Advanta services for a fee ("subservicing"). Subservicing receivables were $13.6 billion at June 30, 2000, and $11.9 billion at December 31, 1999.

NOTE 6) ALLOWANCE FOR CREDIT LOSSES

The following table presents activity in the allowance for credit losses for the periods presented:

                                   SIX MONTHS       YEAR
                                    ENDED           ENDED
                                   JUNE 30,      DECEMBER 31,
                                     2000           1999
-------------------------------------------------------------
Beginning balance                  $ 41,847       $ 33,437
Provision for credit losses          38,859         42,647
Allowance on receivables sold             0         (6,690)
Gross charge-offs:
 Advanta Mortgage loans              (9,350)       (15,132)
 Business credit cards               (7,942)       (11,341)
 Leases                              (4,023)        (4,429)
 Other loans                             (0)        (2,404)
-------------------------------------------------------------
  Total gross charge-offs           (21,315)       (33,306)
Recoveries:
 Advanta Mortgage loans               2,134          3,011
 Business credit cards                  741          1,238
 Leases                               1,326          1,503
 Other loans                              0              7
-------------------------------------------------------------
 Total recoveries                     4,201          5,759
-------------------------------------------------------------
Net charge-offs                     (17,114)       (27,547)
-------------------------------------------------------------

Ending Balance                     $ 63,592       $ 41,847
=============================================================

The provision for credit losses in the three months ended June 30, 2000 includes an increase in the credit loss assumption made in response to Advanta's current bank regulatory examination process, including the implementation of the agreements with the bank regulators that were signed during the second quarter and in July 2000 (see Note 2), and changes during the quarter in the current market, and the political and regulatory environment for subprime lending.

NOTE 7) RETAINED INTERESTS IN SECURITIZATIONS AND CONTRACTUAL MORTGAGE SERVICING RIGHTS

Retained interests in securitizations include the retained interest-only ("IO") strip and subordinated trust assets related to Advanta Mortgage loan securitizations. The following table presents activity in the retained IO strip and contractual mortgage servicing rights ("CMSR") related to Advanta Mortgage loan securitizations:

                                                  SIX MONTHS        YEAR
                                                    ENDED           ENDED
                                                   JUNE 30,       DECEMBER 31,
                                                     2000            1999
--------------------------------------------------------------------------------
Beginning balance IO Strip                        $ 115,641       $ 209,096
Beginning balance CMSR                            $  92,636       $  74,425

  IO activity:
    Retained IO on sales, net                        24,589          50,462
    Interest income                                  16,486          19,354
    Cash received and used to acquire
     subordinated trust assets                      (36,800)       (111,600)
    Cash released to Advanta                         (3,363)        (25,760)
    Fair value adjustments                         (217,190)        (20,731)
    Fair value adjustment related to
      auto exit                                           0          (7,828)
    Reclassification of IO valuation reserves
      to subordinated trust assets                   97,171               0
    Other                                             3,466           2,648

  CMSR activity:
    Servicing rights retained                        23,063          54,124
    Amortization, net                               (13,416)        (39,134)
    Valuation provision                             (17,011)          3,221

Ending Balance IO Strip                           $       0       $ 115,641
Ending Balance CMSR                               $  85,272       $  92,636
================================================================================

The following table presents activity in subordinated trust assets related to Advanta Mortgage loan securitizations:

                                                   SIX MONTHS         YEAR
                                                      ENDED           ENDED
                                                     JUNE 30,      DECEMBER 31,
                                                      2000            1999
--------------------------------------------------------------------------------
Beginning balance                                   $ 400,148       $ 291,942
 Initial collateral deposits                           32,406          45,717
 Subordinated trust assets acquired
   with excess cash flows                              53,055         111,600
 Interest income                                       22,980          27,227
 Excess cash flows released to Advanta                (66,346)        (60,481)
 Valuation adjustment related to mortgage loans         8,172         (11,269)
 Valuation adjustment related to auto loans                 0          (4,172)
 Reclassification of IO valuation reserves to
  subordinated trust assets                           (97,171)              0
Net change associated with off-
 balance sheet warehouse facilities                      (145)           (416)
--------------------------------------------------------------------------------
 Ending balance                                     $ 353,099       $ 400,148
================================================================================

Valuation adjustments recorded to the IO strip, CMSR and subordinated trust assets in the three months ended June 30, 2000 resulted from an increase in discount rate and credit loss assumption used in the valuation of these assets. These changes were made in response to Advanta's current bank regulatory examination process, including the implementation of the agreements with the bank regulators that were signed during the second quarter and in July 2000 (see Note 2), and changes during the quarter in the current market, and the political and regulatory environment for subprime lending. As a result of such adjustments, the reserve for anticipated charge-offs for certain securitizations exceeded the IO strip carrying value, and such excess has been reclassified as a reduction of the related subordinated trust asset.

NOTE 8) SELECTED BALANCE SHEET INFORMATION

                                            JUNE 30,     DECEMBER 31,
OTHER ASSETS                                  2000          1999
--------------------------------------------------------------------------------
Servicing advances                          $125,069      $105,302
Current and deferred income taxes, net        88,003        89,788
Accrued interest receivable                   38,928        32,410
Other real estate (A)                          6,722         9,560
Goodwill                                       3,192         3,323
Other                                        351,083       284,553
--------------------------------------------------------------------------------
Total other assets                          $612,997      $524,936
================================================================================

(A) Carried at the lower of cost or fair market value less selling costs.

                                                 JUNE 30,     DECEMBER 31,
OTHER LIABILITIES                                  2000          1999
--------------------------------------------------------------------------------
Accounts payable and accrued expenses            $ 64,176      $ 98,423
Accrued interest payable                           63,883        36,554
Other                                             166,045       154,586
--------------------------------------------------------------------------------
Total other liabilities                          $294,104      $289,563
================================================================================

NOTE 9) LONG-TERM DEBT

Long-term debt consists of borrowings having an original maturity of over one year. The composition of long-term debt was as follows:

                                                 JUNE 30,           DECEMBER 31,
SENIOR DEBT                                       2000                1999
--------------------------------------------------------------------------------
12 month senior notes (8.53%-10.66%)            $ 124,218           $  86,647
18 month senior notes (8.48%-10.75%)                9,039               8,344
24 month senior notes (7.47%-11.11%)               70,018              50,571
30 month senior notes (7.23%-11.15%)               13,287              13,852
48 month senior notes (6.36%-11.20%)                8,398               8,427
60 month senior notes (6.02%-11.24%)               30,375              28,863
Value notes, fixed (7.00%-7.85%)                    7,779               7,779
Medium-term notes, fixed (6.81%-7.50%)            385,100             490,650
Medium-term notes, floating                        30,500              47,400
Medium-term bank notes, fixed (6.45%-7.12%)         7,351               7,347
Other senior notes (7.70%-11.34%)                  78,773              37,670
--------------------------------------------------------------------------------
Total senior debt                                 764,838             787,550
Subordinated notes (9.08%-11.34%)                     738                 958
--------------------------------------------------------------------------------
Total long-term debt                            $ 765,576           $ 788,508
================================================================================

Advanta has priced its floating rate medium-term notes based on a spread over LIBOR. At June 30, 2000, the rates on these notes varied from 6.63% to 7.09%. At June 30, 2000 and December 31, 1999, Advanta used derivative financial instruments to effectively convert certain fixed rate debt to a LIBOR based variable rate.

NOTE 10) OTHER BORROWINGS

The composition of other borrowings was as follows:

                                               JUNE 30,  DECEMBER 31,
                                                2000         1999
--------------------------------------------------------------------------------
Warehouse facility                            $112,200     $ 76,435
FHLB advances                                        0      220,000
Securities sold under repurchase agreements          0      104,191
Other borrowings                                 6,139        8,975
--------------------------------------------------------------------------------
Total                                         $118,339     $409,601
================================================================================

NOTE 11) CAPITAL STOCK

In the three months ended March 31, 2000, Advanta retired 405,000 shares of Class A Treasury stock and 445,600 shares of Class B Treasury stock.

NOTE 12) SEGMENT INFORMATION

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

The results for the Advanta Mortgage segment in the three and six months ended June 30, 2000 include the valuation adjustments related to retained interests in securitizations and contractual mortgage servicing rights, and the increase in on-balance sheet reserves made in response to Advanta's current bank regulatory examination process, including the implementation of the agreements with the bank regulators that were signed during the second quarter and in July 2000 (see
Note 2), and changes during the quarter in the current market, and the political and regulatory environment for subprime lending.

                                                    ADVANTA        ADVANTA
THREE MONTHS ENDED                 ADVANTA          BUSINESS       LEASING
    JUNE 30,                       MORTGAGE          CARDS         SERVICES        OTHER(1)         TOTAL
-------------------------------------------------------------------------------------------------------------
2000
Noninterest revenues             $  (157,304)      $   39,261      $   2,991       $ 1,327      $   (113,725)
Interest revenue                      48,844           19,136          3,599        14,945            86,524
Interest expense                      27,063            7,545          3,108        14,014            51,730
Pretax income (loss)                (221,300)          24,056         (6,744)          608          (203,380)

Average managed receivables      $ 8,481,098       $1,319,434      $ 802,661       $19,939      $ 10,623,132
-------------------------------------------------------------------------------------------------------------
1999
Noninterest revenues             $    54,278       $   19,808      $  11,153       $11,110      $     96,349
Interest revenue                      30,534            7,785          2,494        18,388            59,201
Interest expense                      20,354            2,904          1,846        18,213            43,317
Pretax income                          3,796            8,051          2,532         6,048            20,427

Average managed receivables      $ 8,408,275       $  866,732      $ 692,356       $17,019      $  9,984,382
-------------------------------------------------------------------------------------------------------------

                                                    ADVANTA         ADVANTA
SIX MONTHS ENDED                    ADVANTA         BUSINESS        LEASING
    JUNE 30,                       MORTGAGE          CARDS          SERVICES       OTHER(1)           TOTAL
----------------------------------------------------------------------------------------------------------------
2000
Noninterest revenues             $   (97,230)      $   70,383      $   2,439       $ 11,366       $    (13,042)
Interest revenue                      96,576           35,020          7,638         29,444            168,678
Interest expense                      51,638           13,646          6,109         28,092             99,485
Pretax income (loss)                (205,838)          37,995        (16,879)         9,096           (175,626)

Average managed receivables      $ 8,452,433       $1,220,035      $ 804,033       $ 20,346       $ 10,496,847
----------------------------------------------------------------------------------------------------------------
1999
Noninterest revenues             $   114,288       $   36,326      $  22,534       $ 17,644       $    190,792
Interest revenue                      71,106           12,963          4,480         35,966            124,515
Interest expense                      42,260            5,210          4,166         34,958             86,594
Pretax income (loss)                  14,920           13,469          3,764           (760)            31,393

Average managed receivables      $ 8,360,634       $  844,913      $ 678,195       $ 17,418       $  9,901,160
----------------------------------------------------------------------------------------------------------------

(1) Other includes insurance operations, investment activities not attributable to the reportable segments, and costs associated with exiting the auto finance business in 1999.

NOTE 13) NET INTEREST INCOME

The following table presents the components of net interest income:

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                               JUNE 30,                        JUNE 30,
-------------------------------------------------------------------------------------------------
                                          2000           1999            2000            1999
-------------------------------------------------------------------------------------------------
Interest income:
  Loans and leases                      $ 46,966       $ 27,169       $  96,353       $  57,228
  Investments                             29,361         28,235          55,839          52,372
  Interest component of previously
    discounted cash flows                 10,197          3,797          16,486          14,915
-------------------------------------------------------------------------------------------------
Total interest income                     86,524         59,201         168,678         124,515
-------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                35,176         27,112          62,333          53,594
  Debt and other borrowings               16,554         16,205          37,152          33,000
-------------------------------------------------------------------------------------------------
Total interest expense                    51,730         43,317          99,485          86,594
-------------------------------------------------------------------------------------------------
Net interest income                       34,794         15,884          69,193          37,921
Less: Provision for credit losses        (27,460)        (7,407)        (38,859)        (17,555)
-------------------------------------------------------------------------------------------------
Net interest income after
  provision for credit losses           $  7,334       $  8,477       $  30,334       $  20,366
=================================================================================================

NOTE 14) INCOME TAX EXPENSE

Income tax expense (benefit) is based on the estimated annual effective tax rate of 0% for the six months ended June 30, 2000, compared to a 40% tax rate for the comparable 1999 period.

Income tax expense (benefit) consisted of the following:

                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                        JUNE 30,                  JUNE 30,
------------------------------------------------------------------------------------
                                   2000         1999         2000           1999
------------------------------------------------------------------------------------
Current:
  Federal                        $    480       $5,000      $ 1,204       $ 10,000
  State                              (939)         529          241          2,295
------------------------------------------------------------------------------------
Total current                        (459)       5,529        1,445         12,295
------------------------------------------------------------------------------------
Deferred:
  Federal                          (8,727)       1,949            0          1,013
  State                            (1,499)         637       (1,445)        (1,000)
------------------------------------------------------------------------------------
Total deferred                    (10,226)       2,586       (1,445)            13
------------------------------------------------------------------------------------
Total tax expense (benefit)      $(10,685)      $8,115      $     0       $ 12,308
====================================================================================

The reconciliation of the statutory federal income tax to the consolidated tax expense (benefit) is as follows:

                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                           JUNE 30,                    JUNE 30,
----------------------------------------------------------------------------------------
                                     2000          1999           2000           1999
----------------------------------------------------------------------------------------
Statutory federal income tax       $(71,183)      $ 7,149       $(61,469)      $ 10,988
Valuation allowance                  63,008             0         63,008              0
State income taxes                   (1,584)          758           (782)           842
Compensation limitation                  35            44             70             88
Non taxable investment income          (125)         (156)          (238)          (316)
Other                                  (836)          320           (589)           706
---------------------------------------------------------------------------------------
Consolidated tax expense
 (benefit)                         $(10,685)      $ 8,115       $      0       $ 12,308
=======================================================================================

The net deferred tax asset is comprised of the following:

                                    June 30,     December 31,
                                     2000           1999
--------------------------------------------------------------------------------
Gross deferred tax liabilities    $ (105,241)    $ (102,248)
Gross deferred tax assets            345,039        277,593
Valuation allowance                 (146,008)       (83,000)
--------------------------------------------------------------------------------
Net deferred tax asset            $   93,790     $   92,345
================================================================================

A summary of deferred tax assets and (liabilities) follows:

                                       June 30,     December 31,
                                        2000           1999
--------------------------------------------------------------------------------
Deferred loan fees and costs        $   (5,451)     $  (6,149)
Allowance for loan losses               23,169         22,273
Net operating loss carryforwards       182,358        182,437
Securitization income (loss)            25,640        (41,547)
Leasing income (loss)                  (13,339)       (19,009)
Deferred compensation                    6,375          9,054
Noncash unusual charges                 12,319         18,321
Other                                    8,727          9,965
Valuation allowance                   (146,008)       (83,000)
--------------------------------------------------------------------------------
Net deferred tax asset              $   93,790      $  92,345
================================================================================

As a result of the carrying value adjustments discussed in Note 2, Advanta reported a pretax loss for the three and six months ended June 30, 2000. A valuation allowance has been provided against the resulting deferred tax asset given Advanta's pre-existing net operating loss carryforwards and the uncertainty of the realizability of the incremental deferred tax asset. In establishing the valuation allowance, management considered (1) the level of expected future taxable income, (2) existing and projected book/tax differences,
(3) tax planning strategies available, and (4) the general and industry specific economic outlook. Based on this analysis, management believes the net deferred tax asset will be realized.

The net deferred federal tax asset is presented with current federal income taxes for financial reporting purposes, and is included in other assets.

NOTE 15) UNUSUAL CHARGES

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

                                                        12/31/99     CHARGED TO     6/30/00
                                                         ACCRUAL      ACCRUAL       ACCRUAL
                                                         BALANCE      IN 2000       BALANCE
-------------------------------------------------------------------------------------------
Employee costs associated with staff reductions          $   822      $   822      $     0
Employee costs associated with Consumer Credit
  Card Transaction/Tender Offer                            3,008        3,008            0
Expenses associated with exited businesses/products       20,648        2,766       17,882
-------------------------------------------------------------------------------------------
         Total                                           $24,478      $ 6,596      $17,882
===========================================================================================

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

Exited businesses/products

In the first quarter of 1999, Advanta implemented a plan to cease the origination of auto loans and recorded a $3.4 million charge for costs associated with exited businesses/products. The charges included severance and outplacement costs for 22 employees in the auto origination group, and professional fees associated with exited businesses/products not directly associated with Advanta's mortgage, business credit card and leasing units. Advanta completed the closing of the auto loan origination center and termination of related employees during the second quarter of 1999. Advanta expects to pay a substantial portion of the remaining costs during the year ended December 31, 2000.

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

NOTE 16) EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic earnings (loss) per share and diluted earnings (loss) per share.

                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                               JUNE 30,                       JUNE 30,
-----------------------------------------------------------------------------------------------
                                         2000           1999            2000           1999
-----------------------------------------------------------------------------------------------
Net income (loss)                      $(192,695)      $ 12,312       $(175,626)      $ 19,085
 Less: Preferred A dividends                   0              0            (141)          (141)
 Less: Preferred B dividends (2)             N/A           (887)            N/A         (1,774)
-----------------------------------------------------------------------------------------------
Income (loss) available to common
  shareholders                         $(192,695)      $ 11,425       $(175,767)      $ 17,170
 Less: Class A dividends declared           (573)          (568)         (1,092)        (1,222)
 Less: Class B dividends declared         (1,296)        (1,126)         (2,527)        (2,383)
-----------------------------------------------------------------------------------------------
Undistributed earnings (loss)          $(194,564)      $  9,731       $(179,386)      $ 13,565
Basic shares (000's)
  Class A                                  9,097          8,976           9,093          9,127
  Class B                                 16,135         14,187          15,916         13,998
  Combined (1)                            25,232         23,163          25,009         23,125
Options Class A                                0              1               0              1
Options Class B                                0            177               0            133
Restricted shares Class A                      0             32               0             23
Restricted shares Class B                      0              0               0              0
Diluted shares (000's)
  Class A                                  9,097          9,009           9,093          9,151
  Class B                                 16,135         14,364          15,916         14,131
  Combined (1)                            25,232         23,373          25,009         23,282
Basic earnings (loss) per share
  Class A                              $   (7.65)      $    .48       $   (7.05)      $    .72
  Class B                                  (7.63)           .50           (7.01)           .76
  Combined (1)                             (7.64)           .49           (7.03)           .74
Diluted earnings (loss) per share
  Class A                              $   (7.65)      $    .48       $   (7.05)      $    .72
  Class B                                  (7.63)           .49           (7.01)           .75
  Combined (1)                             (7.64)           .49           (7.03)           .74
Antidilutive shares (000's)
  Preferred Class B (2)                      N/A             14             N/A             14
  Options Class A                              2              1               2              0
  Options Class B                          2,652          1,597           2,710          1,678
  Restricted shares Class A                   99             68              99             41
  Restricted shares Class B                1,051          1,125           1,266          1,278
-----------------------------------------------------------------------------------------------

(1) Combined represents a weighted average of Class A and Class B shares and earnings (loss) per share.

(2) Each share of Class B convertible preferred stock was mandatorily converted into one share of Class B Common Stock effective September 15, 1999.

NOTE 17) CONTINGENCIES

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

OVERVIEW

For the three months ended June 30, 2000, we reported a net loss of $192.7 million or $7.64 per combined diluted common share, compared to net income of $12.3 million or $0.49 per combined diluted common share for the three months ended June 30, 1999. The results for the three months ended June 30, 2000 included charges which were made in response to our regulatory review process, including the implementation of the agreements with our regulators that were signed during the second quarter and in July 2000 discussed below, the current market, and the political and regulatory environment for subprime mortgage lenders. Net loss for the three months ended June 30, 2000 included a reduction in the valuation of Advanta National Bank's retained interests in mortgage securitizations of $214.0 million and an increase in the Advanta National Bank's on-balance sheet allowance for credit losses related to mortgage loans of $22.0 million. Pro forma net income for the three months ended June 30, 2000, reflecting income from Advanta Mortgage that is essentially the same as a portfolio lender, and excluding the reduction in the valuation of the retained interests and the increase in the on-balance sheet reserve, was $16.6 million or $0.65 per combined diluted common share.

For the six months ended June 30, 2000, we reported a net loss of $175.6 million or $7.03 per combined diluted common share. In addition to the items discussed above that affected results for the three months ended June 30, 2000, the results for the six months ended June 30, 2000 include a non-operating gain of $6.7 million, after tax, on investments held by Advanta Partners, our private equity investment affiliate, and a $5.8 million charge, after tax, for a reduction in the valuation of retained interests in leasing securitizations.

The net income of $12.3 million for the three months ended June 30, 1999 included a reduction in the retained interest-only strip of approximately $6.1 million, after tax, associated with more conservative fair value assumptions, and non-operating gains of approximately $5.6 million, after tax, predominately associated with the sale of an investment held by Advanta Partners. For the six months ended June 30, 1999, we reported net income of $19.1 million or $0.74 per combined diluted common share. In addition to the items discussed above that affected earnings for the three months ended June 30, 1999, the earnings for the six months ended June 30, 1999 include non-recurring charges, after tax, of approximately $14.5 million that were principally related to our exit from the auto finance business and severance and outplacement associated with cost cutting initiatives implemented in the first quarter of 1999. We also recognized non-operating gains of approximately $11.1 million, after tax, in the first quarter of 1999 in connection with an investment held by Advanta Partners.

Pretax income (loss) by reportable segment for the three months ended June 30, 2000 was ($221.3) million for Advanta Mortgage, $24.1 million for Advanta Business Cards and ($6.7) million for Advanta Leasing Services. Pretax income by reportable segment for the three months ended June 30, 1999 was $3.8 million for Advanta Mortgage, $8.1 million for Advanta Business Cards, and $2.5 million for Advanta Leasing Services.

In June 2000, we announced that our banking subsidiaries, Advanta National Bank and Advanta Bank Corp., reached agreements with their respective bank regulatory agencies, primarily relating to the banks' subprime lending operations. The agreements outline a series of steps to modify processes and formalize and document certain practices and procedures for the banks' subprime lending operations. The agreements also establish temporary asset growth limits at Advanta National Bank and deposit growth limits at Advanta Bank Corp., impose restrictions on taking brokered deposits at Advanta National Bank, and require that Advanta National Bank's capital ratios be maintained at approximately the level at March 31, 2000 by September 30, 2000. The agreements also provide that the Company change its charge-off policy for delinquent mortgages to 180 days and modify its accounting processes and methodology for its allowance for loan losses and valuation of residual assets.

In July 2000, we announced that Advanta National Bank signed an agreement with the Office of the Comptroller of the Currency regarding the carrying value of Advanta National Bank's retained interests in mortgage securitizations and allowance for mortgage loan losses. For Advanta National Bank's June 30, 2000 Call Report, the agreement provided that the retained interests be calculated based on an 18% discount rate on the interest-only strip and subordinated trust assets, a 15% discount rate on the contractual mortgage servicing rights, a prepayment rate that represents the average prepayment experience for the six months ended February 29, 2000 and cumulative loss rates as a percentage of original principal balance of 6% on closed end mortgage loans and 8% for HELOC (open end) mortgage loans. The agreement provided that based on these assumptions, the carrying value of Advanta National Bank's contractual mortgage servicing rights be reduced by $13 million and the carrying value of Advanta National Bank's subordinated trust assets and retained interest-only strip be reduced by a total amount of $201 million. The agreement further provided that Advanta National Bank's allowance for loan losses be increased by $22 million. The agreement contains provisions regarding the use of similar discount rate and credit loss assumptions for the calculation of the carrying value of the residual assets in future periods.

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements can be identified by the use of forward-looking phrases such as "will likely result," "may," "are expected to," "is anticipated," "estimate," "projected," "intends to" or other similar words. The most significant among these risks and uncertainties are: (1) our managed net interest margin; (2) competitive pressures; (3) factors that affect the level of delinquencies and charge-offs, including a deterioration of general economic conditions; (4) the rate of prepayments; (5) interest rate fluctuations; (6) the level of expenses; (7) managed and subserviced receivables volume; (8) the timing of the securitizations of our receivables; (9) the level of insurance policy renewals; (10) the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, examinations, and the agreements between our bank subsidiaries and their respective regulators; (11) the level of conservatism and volatility associated with the assumptions underlying the valuation of retained interests in securitizations; (12) relationships with significant vendors, business partners and customers; (13) the amount and cost of financing available to us; (14) the ratings on the debt of Advanta Corp. and its subsidiaries; (15) the ability to attract and retain key personnel and customers; and (16) the results of our previously announced evaluation of strategic alternatives. Additional risks that may affect our future performance are set forth elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 1999 and in our other filings with the Securities and Exchange Commission.

CHANGES IN VALUATION ESTIMATES

For the three months ended June 30, 2000, Advanta Mortgage securitization income included a $214.0 million charge due to an increase in the discount rate and credit loss assumption used in the valuation of Advanta National Bank's retained interests in mortgage securitizations, including the retained interest-only strip, subordinated trust assets and contractual mortgage servicing rights. In addition, we increased Advanta National Bank's on-balance sheet allowance for credit losses on mortgage loans by $22.0 million. During the three months ended June 30, 2000, the subprime lending industry was going through tremendous change due to regulatory and legislative initiatives, changes in market participants caused by the failure of some participants and new entrants into the market, and publicized concerns regarding the business model of certain subprime lenders. The change in the valuation assumptions was made in response to our current regulatory examination process, including the implementation of the agreements with our regulators that were signed during the second quarter and in July 2000, and changes during the quarter in the current market, and the political and regulatory environment for subprime lending.

Although the mortgage loan portfolio is currently performing in line with management's expectations, the change in the valuation assumptions was made in light of the more conservative regulatory view and changes during the quarter in the current market and the political and regulatory environment for subprime lending. The following summarizes the fair value assumptions used in the valuation of our retained interests at June 30, 2000 and December 31, 1999.

                                      JUNE 30,      DECEMBER 31,
                                        2000           1999
                                      --------      ------------
Assumed constant prepayment rates:
       Fixed rate loans                   22%             25%
       Variable rate loans                35              39
       Lines of credit                    29              30

Assumed loss rate (annualized)          1.88%           1.38%

The weighted average discount rate used in the estimation of the fair value of the retained interest-only strip and subordinated trust assets was 18% at June 30, 2000, and was approximately 13% at March 31, 2000 and approximately 12% at December 31, 1999. For the three months ended June 30, 2000, cash collections received by the securitization trusts on retained interests related to securitizations aggregated approximately $21.3 million or approximately 28% (annualized) of the adjusted carrying value of the retained interests on an annualized basis.

The annualized loss rate on the managed mortgage loan portfolio experienced in the three months ended June 30, 2000 was 1.28% using a charge-off methodology consistent with the prior quarter. At June 30, 2000, the on-balance sheet allowance for loan losses for Advanta National Bank's mortgage loans represented 8.7% of total outstanding loans held for investment at June 30, 2000 and approximately 85 months of charge-off coverage based on historic charge-offs, compared to 2.6% of loans held for investment and approximately 22 months of coverage based on historic charge-offs at year end 1999. The estimated liabilities for anticipated charge-offs on off-balance sheet loans, netted against the retained interest-only strip and subordinated trust assets, represented 9.2% of Advanta National Bank's outstanding off-balance sheet loans at June 30, 2000 and approximately 70 months of charge-off coverage based on historic charge-offs, compared to 5.2% of loans and approximately 50 months coverage based on historic charge-offs at year end 1999.

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

The pretax loss of $221.3 million for Advanta Mortgage for the three months ended June 30, 2000 was due to the reduction in the valuation of the retained interests in mortgage securitizations and the increase in on-balance sheet reserves discussed previously. Pro forma pretax income for Advanta Mortgage on a portfolio lender basis for the quarter ended June 30, 2000, excluding the reduction in the valuation of the retained interests and the increase in the on-balance sheet reserve, was $9.2 million, as compared to pro forma pretax income on a portfolio lender basis of $13.8 million for the same period of 1999. The decrease in pro forma pretax income is due to lower mortgage origination volumes that resulted primarily from the implementation of the regulatory agreements. This was partially offset by an increase in servicing revenues from growth in the subservicing portfolio, and higher yields on direct originations.

SECURITIZATION INCOME (LOSS)

Before consideration of the valuation items discussed above, Advanta Mortgage recognized gains of $38.2 million from the securitization and sale of $477 million of loans in the three months ended June 30, 2000, and recognized gains of $38.4 million from the securitization and sale of $707 million of loans in the three months ended June 30, 1999. Advanta Mortgage recognized gains of $64.6 million from the securitization and sale of $961 million of loans for the six months ended June 30, 2000 and recognized gains of $75.0 million from the securitization and sale of $1.3 billion of loans in the six months ended June 30, 1999. Gains on the sale of receivables represented 8.0% of the loans sold in the three months ended June 30, 2000, as compared to 5.4% of the loans sold in the same period of 1999. The gains recognized in the six months ended June 30, 2000 represented 6.7% of loans sold, as compared to 5.6% of loans sold in the same period of 1999. The increases in the gains recognized are due to changes in the mix of loans sold. Sales of home equity lines of credit and directly originated mortgage loans, which generally have higher yields relative to other mortgage loans, represented a greater proportion of total loan sales in the periods ended June 30, 2000, as compared to the periods ended June 30, 1999.

PORTFOLIO LENDER ANALYSIS

In the fourth quarter of 1998, we began to report pro forma income for Advanta Mortgage that is essentially equal to that of a portfolio lender, rather than the front-ended income typically reported through gain on sale accounting. Gain on sale accounting is required under generally accepted accounting principles for securitizations structured as sales. In this regard, we began to analyze and evaluate Advanta Mortgage's financial results from a portfolio lender's perspective as well as under generally accepted accounting principles. The following tables present Advanta Mortgage's reported results, adjusted to approximate the results, excluding valuation adjustments made during the quarter, of a portfolio lender for the three and six months ended June 30, 2000 and 1999 ($ in thousands).

PORTFOLIO LENDER ANALYSIS


                                                  THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                     JUNE 30, 2000                             JUNE 30, 1999
                                      -------------------------------------------  -----------------------------------------
                                                                        Advanta
                                                                      Mortgage as
                                                         Pro          a Portfolio                                 Advanta
                                                        Forma &         Lender                       Pro          Mortgage
                                       Advanta           Other          Before       Advanta        Forma           as a
                                       Mortgage         Adjust-        Valuation     Mortgage       Adjust-       Portfolio
                                      As Reported        ments        Adjustments  As Reported      ments          Lender
----------------------------------------------------------------------------------------------------------------------------
REVENUES:
Interest income                        $  48,844       $ 185,174       $234,018      $30,534      $ 175,799       $206,333
Securitization income (loss)            (196,037)        196,037              0       28,416        (28,416)             0
Servicing revenues                        36,220         (14,306)        21,914       25,001         (8,846)        16,155
Other revenues, net                        2,513               0          2,513          861              0            861
----------------------------------------------------------------------------------------------------------------------------
 Total revenues                         (108,460)        366,905        258,445       84,812        138,537        223,349
----------------------------------------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                        62,616           1,869         64,485       56,433          1,883         58,316
Interest expense                          27,063         131,926        158,989       20,354        114,970        135,324
Provision for credit losses               21,385           2,575         23,960        2,364         11,684         14,048
Minority interest in income
 of consolidated subsidiary                1,776               0          1,776        1,865              0          1,865
----------------------------------------------------------------------------------------------------------------------------
 Total expenses                          112,840         136,370        249,210       81,016        128,537        209,553
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes       (221,300)        230,535          9,235        3,796         10,000         13,796
Income tax expense (benefit)              (5,953)          9,508          3,555        1,585          3,950          5,535
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                      $(215,347)      $ 221,027       $  5,680      $ 2,211      $   6,050       $  8,261
============================================================================================================================

                                                   SIX MONTHS ENDED                            SIX MONTHS ENDED
                                                    JUNE 30, 2000                                JUNE 30, 1999
                                       ------------------------------------------  -----------------------------------------
                                                                       Advanta
                                                                      Mortgage as
                                                         Pro          a Portfolio                                  Advanta
                                                        Forma &         Lender                       Pro           Mortgage
                                        Advanta         Other           Before       Advanta        Forma            as a
                                        Mortgage        Adjust-        Valuation     Mortgage       Adjust         Portfolio
                                       As Reported      ments         Adjustments  As Reported      -ments          Lender
----------------------------------------------------------------------------------------------------------------------------
REVENUES:
Interest income                        $  96,576       $ 363,078       $459,654      $ 71,106      $ 341,448       $412,554
Securitization income (loss)            (169,561)        169,561              0        64,976        (64,976)             0
Servicing revenues                        68,339         (26,544)        41,795        47,321        (16,328)        30,993
Other revenues, net                        3,992               0          3,992         1,991              0          1,991
----------------------------------------------------------------------------------------------------------------------------
 Total revenues                             (654)        506,095        505,441       185,394        260,144        445,538
----------------------------------------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                       126,464           3,678        130,142       119,395          3,681        123,076
Interest expense                          51,638         247,713        299,351        42,260        226,000        268,260
Provision for credit losses               23,508          24,169         47,677         5,067         20,463         25,530
Minority interest in income
 of consolidated subsidiary                3,574               0          3,574         3,752              0          3,752
----------------------------------------------------------------------------------------------------------------------------
 Total expenses                          205,184         275,560        480,744       170,474        250,144        420,618
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes       (205,838)        230,535         24,697        14,920         10,000         24,920
Income tax expense (benefit)                   0           9,508          9,508         5,839          3,950          9,789
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                      $(205,838)      $ 221,027       $ 15,189      $  9,081      $   6,050       $ 15,131
============================================================================================================================

With respect to the pro forma portfolio lender results, individual line items are stated as if the securitized mortgages were still owned by Advanta and remained on the balance sheet. The pro forma adjustments (1) eliminate the gain on sale, including the servicing component, (2) reflect interest income, interest expense and operating expenses as if the sales had not occurred, and
(3) eliminate the impact of valuation adjustments reflected in the reported results. The pro forma adjustment to provision for credit losses represents the amount by which the provision would have increased from that reported had the securitized Advanta Mortgage loans remained on the balance sheet and the provision for credit losses on the securitized loans been equal to actual reported charge-offs, excluding the effect of the change in methodology related to the 180 day charge-off policy. The provision for credit losses is also adjusted to exclude the increase recorded in connection with the regulatory agreements. The actual provision for credit losses of a portfolio lender could differ from the charge-offs depending upon the age and composition of the portfolio and the timing of charge-offs. Carrying value adjustments to retained interests in securitizations, including contractual mortgage servicing rights, and loan loss reserves are excluded from the pro forma results above. Income tax expense amounts for the three and six month periods ended June 30, 2000 are adjusted to a normalized rate of 38.5%.

ORIGINATIONS

Originations for Advanta Mortgage were as follows ($ in thousands):

                             THREE MONTHS ENDED                        SIX MONTHS ENDED        PERCENTAGE
                                  JUNE 30,          PERCENTAGE             JUNE 30,            INCREASE
                             2000          1999      DECREASE        2000            1999      (DECREASE)
                           --------      --------   ----------    ----------      ----------   ----------
Direct                     $301,393      $407,880      (26)%      $  681,433      $  811,084       (16)%
Indirect:
  Broker                    198,277       199,889       (1)          381,531         373,976         2
  Other Indirect              3,238       119,920      (97)            4,692         253,979       (98)
                           --------      --------                 ----------      ----------
Subtotal Indirect           201,515       319,809      (37)          386,223         627,955       (38)
Auto                              0             0        0                 0           5,103      (100)
                           --------      --------                 ----------      ----------
Total                      $502,908      $727,689      (31)       $1,067,656      $1,444,142       (26)
                           ========      ========                 ==========      ==========

We continue to shift the composition of the managed mortgage portfolio toward a higher proportion of direct and broker originations, which tend to have higher yields and are typically more profitable than loans originated through other indirect channels. The dollar volume of originations from direct to consumer channels represented 60% of total originations for the three months ended June 30, 2000 as compared to 56% for the three months ended June 30, 1999 and 64% for the six months ended June 30, 2000 as compared to 56% for the six months ended June 30, 1999. At June 30, 2000, 47% of the managed mortgage portfolio consisted of loans originated directly from consumers. This compares to 42% at December 31, 1999 and 37% at June 30, 1999.

The decrease in the dollar volume of direct originations for the three and six months ended June 30, 2000 as compared to the same periods of 1999 is due to the impact of the implementation of the regulatory agreements in the second quarter of 2000, as well as a decrease in the average loan size and our focus on profitable loan growth over volume. The decrease in indirect originations for the three and six months ended June 30, 2000 as compared to the same periods of 1999 resulted from our decision in 1999 to curtail the purchase of pools of loans through the other indirect channels. Consistent with the strategy of focusing on profitable loan growth over volume, the decision was based on unfavorable market pricing and management's commitment to purchasing loans only when the loans exceed certain profitability characteristics. There were no auto loans originated in 2000 due to our exit from the auto finance business in the first quarter of 1999.

Advanta Mortgage originated more second lien home equity loans and home equity lines of credit as a percentage of total originations during the three and six months ended

June 30, 2000 than it originated during the same periods of 1999. This was primarily due to rising market interest rates that created increased demand for these types of loans. However, we began to experience a reversal of that trend and had increased first lien originations in the second quarter of 2000 as compared to the first quarter of 2000. Second lien home equity loans and home equity lines of credit represented 34% of the dollar value of originations for the three months ended June 30, 2000, as compared to 38% in the three months ended March 31, 2000 and 21% for the three months ended June 30, 1999. Second lien home equity loans and home equity lines of credit represented 36% of the dollar value of originations for the six months ended June 30, 2000, as compared to 20% for the six months ended June 30, 1999. Home equity lines of credit represented 13% of the managed mortgage loan portfolio at June 30, 2000, as compared to 10% at December 31, 1999, and 7% at June 30, 1999.

SERVICING REVENUES

Servicing revenues were $36.2 million for the three months ended June 30, 2000, as compared to $25.0 million for the same period in 1999. For the six months ended June 30, 2000, servicing revenues were $68.3 million, as compared to $47.3 million for the six months ended June 30, 1999. The increase in servicing revenues is due to an increase in average serviced receivables of $4.0 billion and $3.9 billion for the three and six months ended June 30, 2000, respectively, as compared to the same periods of 1999. Advanta Mortgage's subservicing portfolio was $13.6 billion at June 30, 2000, as compared to $11.9 billion at December 31, 1999 and $9.4 billion at June 30, 1999. The increase in the subservicing portfolio resulted primarily from growth in existing clients' portfolios.

ADVANTA BUSINESS CARDS

OVERVIEW

Advanta Business Cards offers MasterCard business credit cards to small businesses using targeted direct mail and the Internet. Pretax income for Advanta Business Cards was $24.1 million for the three months ended June 30, 2000 as compared to $8.1 million for the same period in 1999. Pretax income for the six months ended June 30, 2000 was $38.0 million as compared to $13.5 million for the same period in 1999. The increase in pretax income in both periods resulted from increased volume of managed receivables, increases in portfolio yields and increased interchange income. These increased revenues were partially offset by an increase in operating expenses due to increased marketing and account origination activities.

SECURITIZATION INCOME

Advanta Business Cards recognized securitization income of $18.0 million in the three months ended June 30, 2000 and $31.2 million in the six months ended June 30, 2000. This compares to $7.8 million of securitization income recognized in the three months ended June 30, 1999 and $13.9 million of securitization income recognized in the six months ended June 30, 1999. Advanta Business Cards sells receivables to existing securitization trusts on a continuous basis to replenish the investors' interests in trust receivables that have been repaid by the card holders. The increase in securitization income in both periods was due to increased yields on the securitized receivables and increased volume of securitized receivables.

ORIGINATIONS

Originations for Advanta Business Cards were as follows ($ in thousands):

                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                JUNE 30,         PERCENTAGE            JUNE 30,         PERCENTAGE
                          2000           1999     INCREASE       2000           1999     INCREASE
--------------------------------------------------------------------------------------------------
Dollar volume           $900,381      $471,239       91%      $1,647,968      $871,667       89%
Number of accounts        95,230        30,728      210          201,641        52,128      287

The increase in business credit card originations over the comparable periods in 1999 resulted from the successful application of our information based strategy to expand the universe of potential business credit card customers.

ADVANTA LEASING SERVICES

OVERVIEW

Advanta Leasing Services offers flexible lease financing programs on small-ticket equipment to small businesses. Pretax loss for Advanta Leasing Services was $6.7 million for the three months ended June 30, 2000 as compared to pretax income of $2.5 million for the three months ended June 30, 1999. The pretax loss in the three months ended June 30, 2000 as compared to the income from the same period of 1999 was primarily attributable to lower margins and higher losses associated with some unprofitable segments of broker originations from prior periods.

Pretax loss for the six months ended June 30, 2000 was $16.9 million as compared to pretax income of $3.8 million for the comparable period in 1999. In addition to the variances discussed above relating to the three months ended June 30, 2000 and 1999, the decrease in pretax income in the six months ended June 30, 2000 was attributable to a $9.5 million pretax reduction in the valuation of retained interests in leasing securitizations in the three months ended March 31, 2000.

SECURITIZATION INCOME

Advanta Leasing Services recognized $2.8 million in gains on the sale of $127 million of leases for the three months ended June 30, 2000, as compared to $4.9 million in gains on the sale of $106 million of leases for the three months ended June 30, 1999. As a percentage of receivables sold, the gains during the three months ended June 30, 2000 represented 2.2%, while the gains during the three months ended June 30, 1999 represented 4.6%. In the six months ended June 30, 2000, Advanta Leasing Services recognized $4.8 million in gains on the sale of $234 million of leases, as compared to $9.3 million in gains on the sale of $201 million of leases in the same period of 1999. As a percentage of receivables sold, these gains represented 2.1% in 2000 and 4.6% in 1999. The decrease in gain as a percentage of loans sold in both periods resulted from a reduction in net interest income spread on securitized receivables. The sales were through a combination of commercial paper conduit programs and a public lease securitization.

Securitization income also included a $3.8 million charge in the three months ended June 30, 2000 and a $9.5 million pretax charge in the three months ended March 31, 2000, associated with the changes in valuation assumptions related to retained interests in leasing securitizations. There were no similar charges in the six months ended June 30, 1999.

ORIGINATIONS

Originations for Advanta Leasing Services were as follows ($ in thousands):

                                            PERCENTAGE                                     PERCENTAGE
                    THREE MONTHS ENDED       INCREASE            SIX MONTHS ENDED          INCREASE
                         JUNE 30,           (DECREASE)                JUNE 30,             (DECREASE)
                    2000          1999                           2000           1999
-----------------------------------------------------------------------------------------------------
Vendor           $ 44,141      $ 54,625        (19)%           $ 87,929       $100,119        (12)%
Broker             17,397        54,812        (68)              47,996        115,328        (58)
Other              26,899         3,947        582               61,594          7,773        692
-----------------------------------------------------------------------------------------------------
Total            $ 88,437      $113,384        (22)            $197,519       $223,220        (12)
=====================================================================================================

The decreases in vendor and broker originations were consistent with our focus on profitable loan growth over volume. The increases in other originations result from a private label service agreement with a national direct marketer of leases.

ADVANTA CORP.

INTEREST INCOME AND EXPENSE

Interest income on receivables and investments, excluding the interest component of previously discounted cash flows on the retained interest only strip, increased by $20.9 million for the three months ended June 30, 2000 as compared to the same period in 1999, and increased $42.6 million for the six months ended June 30, 2000 as compared to the same period in 1999. During the three months ended June 30, 2000, interest expense increased by $8.4 million as compared to the same period in 1999, and increased $12.9 million for the six months ended June 30, 2000 as compared to the same period in 1999. The increase in interest income in both periods was due to an increase in yields on receivables as well as an increase in average on-balance sheet receivables. The increase in interest expense in both periods was due to an increase in the cost of funds. Our cost of funds increased to 6.75% for the three months ended June 30, 2000 from 5.75% in the same period in 1999, and increased to 6.58% in the six months ended June 30, 2000 from 5.78% in the same period in 1999. The increase in the cost of funds in 2000 was primarily attributable to rising market interest rates.

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

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                     THREE MONTHS ENDED JUNE 30,
                                             2000                                     1999
                            -------------------------------------    ---------------------------------------
                             AVERAGE                       YIELD/     AVERAGE                         YIELD/
                            BALANCE(1)       INTEREST       RATE     BALANCE(1)      INTEREST          RATE
                            ----------       --------      -----     ----------      --------         ------
ON-BALANCE SHEET
Mortgage loans              $   997,294      $   24,195      9.76%    $  729,335      $   16,238         8.93%
Business credit cards           401,630          18,894     18.92        181,510           7,735        17.09
Leases                          102,692           3,585     13.96        109,608           2,618         9.55
Auto loans                        8,036             315     15.75          9,938             283        11.44
Other loans                      19,939             153      3.09         17,019             544        12.83
                            -----------      ----------               ----------      ----------
Total receivables(2)          1,529,591          47,142     12.39      1,047,410          27,418        10.50
Subordinated trust
 assets                         429,949          11,760     10.94        312,497           6,537         8.37
Investments(2)                1,074,411          17,631      6.55      1,573,299          21,633         5.49
                            -----------      ----------               ----------      ----------
Total interest-earning
 assets                     $ 3,033,951      $   76,533     10.12%    $2,933,206      $   55,588         7.58%

Interest-bearing
 liabilities                $ 3,009,002      $   50,590      6.75%    $2,929,081      $   42,024         5.75%

Net interest spread                                          3.37%                                       1.83%
Net interest margin                                          3.44%                                       1.85%

OFF-BALANCE SHEET
Mortgage loans
 securitized                $ 7,416,699                               $7,538,380
Business credit cards
 securitized                    917,804                                  685,222
Leases securitized              699,969                                  582,748
Auto loans securitized           59,069                                  130,622
                            -----------                               ----------
Total average
 securitized receivables    $ 9,093,541                               $8,936,972
                            ===========                               ==========
Total average managed
 receivables                $10,623,132                               $9,984,382
                            ===========                               ==========

Managed net interest
  margin (3)                                                 4.23%                                       3.51%

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

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                             SIX MONTHS ENDED JUNE 30,

                                                   2000                                        1999
                              -----------------------------------------      -------------------------------------
                                AVERAGE                          YIELD/        AVERAGE                     YIELD/
                               BALANCE(1)         INTEREST        RATE        BALANCE(1)      INTEREST      RATE
                              -----------       ----------       ------      -----------      --------     -------
ON-BALANCE SHEET
Mortgage loans                $ 1,053,476       $   53,478       10.21%      $  824,781       $ 37,072       9.06%
Business credit cards             373,931           34,580       18.60          163,178         12,851      15.88
Leases                            120,148            7,710       12.83          107,477          4,720       8.78
Auto loans                          5,710              558       19.66           27,025          1,995      14.89
Other loans                        20,346              396        3.92           17,418          1,092      12.64
                              -----------       ----------                   ----------       --------
Total receivables(2)            1,573,611           96,722       12.36        1,139,879         57,730      10.21
Subordinated trust
 assets                           419,705           22,980       10.95          302,871         12,069       7.97
Investments(2)                  1,017,774           32,910        6.46        1,484,575         40,022       5.38
                              -----------       ----------                   ----------       --------
Total interest-earning
 assets                       $ 3,011,090       $  152,612       10.17%      $2,927,325       $109,821       7.53%

Interest-bearing
 liabilities                  $ 2,964,843       $   97,239        6.58%      $2,928,829       $ 84,055       5.78%

Net interest spread                                               3.59%                                      1.75%
Net interest margin                                               3.70%                                      1.78%

OFF-BALANCE SHEET
Mortgage loans
 securitized                  $ 7,326,682                                    $7,366,572
Business credit cards
 securitized                      846,104                                       681,735
Leases securitized                683,885                                       570,718
Auto loans securitized             66,565                                       142,256
                              -----------                                    ----------
Total average
 securitized receivables      $ 8,923,236                                    $8,761,281
                              ===========                                    ==========
Total average managed
 receivables                  $10,496,847                                    $9,901,160
                              ===========                                    ==========

Managed net interest
  margin (3)                                                      4.36%                                      3.57%

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

OTHER REVENUES

($ in thousands)                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
----------------------------------------------------------------------------------------
                                         2000          1999         2000         1999
----------------------------------------------------------------------------------------
Investment securities
 gains (losses)                        $ (1,048)      $ 9,298      $ 9,866      $27,672
Business credit card
 interchange income                      15,397         8,134       27,999       14,364
Leasing other revenues                    2,801         4,082        6,864        8,752
Insurance revenues, net and other         7,201         3,670       10,363        6,832
----------------------------------------------------------------------------------------
Total other revenues, net              $ 24,351       $25,184      $55,092      $57,620
========================================================================================

Investment securities gains (losses) include changes in the fair value and realized gains on venture capital investments. Investment securities gains for the six months ended June 30, 2000 include a $9.4 million gain on the sale of an investment. Included in investment securities gains in the six months ended June 30, 1999, is an $18 million gain on an investment in a company that was merged with another entity in exchange for that entity's stock in the first quarter of 1999. The stock received had a value significantly higher than Advanta Partners' basis in its investment. In the second quarter of 1999, Advanta Partners sold the majority of this stock, realizing an additional gain of approximately $10 million. Partially offsetting this gain in the second quarter of 1999 was the write-down of another equity investment of approximately $0.8 million.

Business credit card interchange income increased by $7.3 million for the three months ended June 30, 2000 and $13.6 million for the six months ended June 30, 2000, as compared to the same periods of 1999. The increase in both periods was due to higher purchase volume related to the increase in average managed business credit card accounts and receivables.

OPERATING EXPENSES

($ in thousands)                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                         JUNE 30,                JUNE 30,
--------------------------------------------------------------------------------
                                     2000        1999        2000         1999
--------------------------------------------------------------------------------
Salaries and employee benefits     $30,936     $29,101     $60,504      $62,937
Marketing expense                   20,925      14,016      43,649       28,141
Equipment expense                    6,267       5,362      11,950       10,515
External processing expense          5,353       3,554       9,866        6,889
Amortization of business
 credit card deferred
 origination costs, net              5,288       1,200       9,559        2,356
Professional fees                    5,161       8,857      10,415       15,416
Occupancy expense                    4,399       4,054       8,572        8,165
Credit and collection expense        4,177       3,756       9,585        8,909
Telephone expense                    3,285       2,697       6,321        5,536
Postage expense                      1,709       1,488       3,238        2,994
Credit card fraud losses               416         182         693          434
Other                                6,853       7,912      14,126       16,320
--------------------------------------------------------------------------------
Total operating expenses           $94,769     $82,179    $188,478     $168,612
================================================================================
At quarter end (in thousands):
 Number of accounts managed            862         613         N/A          N/A
 Number of employees                 2,900       2,417         N/A          N/A
For the quarter:
 Operating expenses
  as a percentage of average
  managed receivables(1)              3.37%       3.25%       3.41%        3.36%
--------------------------------------------------------------------------------

(1) Excludes amortization of business credit card deferred origination costs, net.

Operating expenses as a percentage of average managed receivables for the three months and six months ended June 30, 2000 were slightly higher than the same periods of 1999. Marketing expenses have increased by $6.9 million for the three months ended June 30, 2000 as compared to the same period of 1999, and increased by $15.5 million for the six months ended June 30, 2000 as compared to the same period of 1999. These increases are primarily due to increased marketing and account origination activities in Advanta Business Cards. In addition, there was an increase in marketing expenses associated with the Advanta Retail Note Program, through which we offer unsecured debt of Advanta Corp. to retail investors.

In the three months ended June 30, 2000, there was a $4.1 million increase in the amortization of business credit card deferred origination costs, net, and a $1.8 million increase in external processing expense compared to the same periods of 1999. In the six months ended June 30, 2000 there was a $7.2 million increase in the amortization of business credit card deferred origination costs, net, and a $3.0 million increase in external processing expense compared to the same periods of 1999. These increases in deferred origination cost amortization and external processing expenses are due to the growth in managed business credit card receivables. For the three months ended June 30, 2000 there was a $3.7 million decrease in professional fees, as compared to the same period of 1999. In the six months ended June 30, 2000 there was a $5.0 million decrease in professional fees, as compared to the same period of 1999. These decreases were due to a decrease in consulting and outsourcing costs, including consulting costs associated with the year 2000 computer issue.

PROVISION FOR CREDIT LOSSES

For the three months ended June 30, 2000, the provision for credit losses was $27.5 million compared to $7.4 million for the same period in 1999. For the six months ended June 30, 2000, the provision for credit losses increased to $38.9 million from $17.6 million for the same period in 1999. The provision for the six months ended June 30, 1999 included a $4.6 million provision related to our exit from the auto finance business. Excluding the provision related to the auto exit in 1999, the increase in the provision in the six months ended June 30, 2000 was $25.9 million. The majority of the increases in both the three and six month periods were in the provision for credit losses relating to Advanta Mortgage, which increased by $19.0 million in the three months ended June 30, 2000 and $18.4 million for the six months ended June 30, 2000, as compared to the same periods of 1999. The increase in the provision relating to Advanta Mortgage loans represents an increase in the credit loss assumption made in response to our current regulatory examination process, including the implementation of the agreements with our regulators that were signed during the second quarter and in July 2000, and changes during the quarter in the current market, and the political and regulatory environment for subprime lending. The provision relating to Advanta Business Cards increased by $6.4 million for the six months ended June 30, 2000 as compared to the same period of 1999. The increase in Advanta Business Cards' provision relates to a $211 million increase in average on-balance sheet business credit card receivables.

ASSET QUALITY

Nonperforming assets include: Advanta Mortgage loans; business credit cards and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent business credit cards. We charge losses on nonperforming Advanta Mortgage loans against the allowance generally at the earlier of foreclosure or when they have become 180 days delinquent. This policy was implemented in the three months ended June 30, 2000. The previous policy was the earlier of foreclosure or 12 months delinquent. Losses on lease receivables are generally charged against the allowance when 121 days contractually delinquent. During the three months ended June 30, 2000 the timing of the delinquency measurement of lease receivables was changed from mid-month to month end. See the following tables for charge-off rates using the new and prior methodologies for both mortgage loans and leases. Our charge-off policy, as it relates to business credit card accounts, is to charge-off a receivable, if not paid, at 180 days contractually delinquent. Business credit card accounts suspected of being fraudulent are charged-off after a 90-day investigative period, unless the investigation shows no evidence of fraud. The carrying value for real estate owned is based on fair value, net of costs of disposition, and is reflected in other assets.

Advanta Mortgage continues to emphasize profitability enhancement over loan growth, and to emphasize the direct to consumer channels over indirect channels for originations. We had lower mortgage originations during the three months ended June 30, 2000 due to the implementation of the regulatory agreements, as well as our focus on profitable loan growth over volume. These factors have resulted in a significant reduction in the rate of portfolio growth relative to prior periods. The decline in the growth rate has reduced the proportion of new, unseasoned loans in the portfolio. This "seasoning" effect results in higher reported delinquencies and charge-offs consistent with an aging portfolio.The increase in reported delinquency and charge-off rates is primarily attributable to seasoning of the mortgage loan portfolio.

Delinquency and charge-off rates on business credit cards have improved in the six months ended June 30, 2000 as compared to the same period of the prior year. Charge-off rates on leases have increased in the six months ended June 30, 2000 as compared to the same period in the prior year. This increase is due to the performance of a certain segment of the leasing portfolio. We expect the impact of this segment of the lease portfolio to moderate by the end of the year.

The following tables provide a summary of nonperforming assets, delinquencies and charge-offs, under the new and prior methodologies, as of and for the year-to-date periods indicated ($ in thousands).

                                                             JUNE 30,                      DEC. 31,                      JUNE 30,
CONSOLIDATED - MANAGED                                         2000                          1999                          1999
------------------------------------------------------------------------------------------------------------------------------------
Nonperforming assets                                       $  473,948                    $  511,301                    $  486,124
Total loans 30 days or more delinquent                        801,120                       838,563                       814,103
As a percentage of gross receivables:
 Nonperforming assets
  New methodology (A)                                             4.4%
  Prior methodology                                               4.7                           5.0%                          4.8%
 Total loans 30 days or more delinquent
  New methodology (A)                                             7.5
  Prior methodology                                               7.8                           8.2                           8.1
Net charge-offs:
 Amount                                                    $  130,466                    $  155,452                    $   69,931
 As a percentage of average gross
  receivables (annualized)
  New methodology (A)                                             2.5%
  Prior methodology                                               1.9                           1.6%                          1.4%
ADVANTA MORTGAGE LOANS - MANAGED
Nonperforming assets                                       $  431,153                    $  475,711                    $  450,359
Total loans 30 days or more delinquent                        679,359                       729,187                       725,596
As a percentage of gross receivables:
 Nonperforming assets
  New methodology (A)                                             5.1%
  Prior methodology                                               5.5                           5.7%                          5.4%
 Total loans 30 days or more delinquent
  New methodology (A)                                             8.1
  Prior methodology                                               8.4                           8.7                           8.6
Net charge-offs - Mortgage Loans:
 Amount                                                    $   81,218                    $   64,303                    $   24,206
 As a percentage of average gross
  receivables (annualized)
  New methodology (A)                                             1.9%
  Prior methodology                                               1.2                           0.8%                          0.6%
Net charge-offs - Auto Loans:
 Amount                                                    $    3,862                    $   18,855                    $   12,325
 As a percentage of average gross
  receivables (annualized)                                       10.7%                         13.9%                         14.6%
BUSINESS CREDIT CARDS - MANAGED
Nonperforming assets                                       $   31,199                    $   23,498                    $   23,437
Total loans 30 days or more delinquent                         52,828                        38,437                        33,126
As a percentage of gross receivables:
 Nonperforming assets                                             2.2%                          2.3%                          2.6%
 Total loans 30 days or more delinquent                           3.7                           3.7                           3.7
Net charge-offs - Business Credit Cards:
 Amount                                                    $   25,043                    $   44,309                    $   22,844
 As a percentage of average gross
  receivables (annualized)                                        4.1%                          5.0%                          5.4%
LEASES - MANAGED
Nonperforming assets                                       $   11,069                    $   11,472                    $   12,006
Total loans 30 days or more delinquent                         68,168                        69,695                        54,568
As a percentage of gross receivables:
 Nonperforming assets
  New methodology (A)                                             1.4%
  Prior methodology                                               1.7                           1.4%                          1.6%
 Total loans 30 days or more delinquent
  New methodology (A)                                             8.3
  Prior methodology                                               8.7                           8.8                           7.3
Net charge-offs - Leases:
 Amount                                                    $   20,343                    $   25,586                    $   10,525
 As a percentage of average gross
  receivables (annualized)
  New methodology (A)                                             4.8%
  Prior methodology                                               4.4                           3.6%                          3.1%

(A) Beginning in the second quarter of 2000, charge-off and delinquency statistics reflect the adoption of new charge-off policies for mortgage loans and leases. Under the new policy, mortgage loans are generally charged-off at the earlier of foreclosure or 180 days delinquent. The previous policy was the earlier of foreclosure or 12 months delinquent. Leases are generally charged-off at 121 days delinquent, however, under the new policy, the timing of the delinquency measurement was changed from mid-month to month end in the second quarter of 2000. Cumulative catch-up adjustments included in second quarter charge-off amounts are not annualized when calculating the annualized charge-off rate under the new methodology.

                                                               JUNE 30,                 DEC. 31,                JUNE 30,
CONSOLIDATED - OWNED                                             2000                     1999                    1999
------------------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses                                   $  63,592                $  41,847               $  31,963
Nonperforming assets                                             51,465                   45,620                  53,611
Total loans 30 days or more delinquent                           85,306                   62,850                  68,867
As a percentage of gross receivables:
 Allowance for credit losses                                        3.7%                     2.8%                    2.8%
 Nonperforming assets
  New methodology (A)                                               3.0
  Prior methodology                                                 3.2                      3.1                     4.7
 Total loans 30 days or more delinquent
  New methodology (A)                                               5.0
  Prior methodology                                                 5.2                      4.3                     6.0
Net charge-offs:
 Amount                                                       $  17,114                $  27,547               $  12,339
 As a percentage of average gross
  receivables (annualized)
  New methodology (A)                                               2.1%
  Prior methodology                                                 1.7                      2.4%                    2.2%
ADVANTA MORTGAGE LOANS - OWNED
Allowance for credit losses                                   $  38,035                $  21,743               $  14,955
Nonperforming assets                                             38,456                   36,709                  44,842
Total loans 30 days or more delinquent                           59,518                   45,263                  54,114
As a percentage of gross receivables:
 Allowance for credit losses                                        3.5%                     2.1%                    1.8%
 Nonperforming assets
  New methodology (A)                                               3.6
  Prior methodology                                                 3.8                      3.5                     5.4
 Total loans 30 days or more delinquent
  New methodology (A)                                               5.5
  Prior methodology                                                 5.8                      4.3                     6.5
Net charge-offs - Mortgage Loans:
 Amount                                                       $   7,360                $   8,389               $   3,744
 As a percentage of average gross
  receivables (annualized)
  New methodology (A)                                               1.3%
  Prior methodology                                                 0.8                      1.1%                    0.9%
Net charge-offs - Auto Loans:
 Amount                                                       $    (144)               $   3,732               $   3,503
 As a percentage of average gross
  receivables (annualized)                                         (5.0%)                   25.6%                   25.9%
BUSINESS CREDIT CARDS - OWNED
Allowance for credit losses                                   $  20,132                $  14,663               $   9,002
Nonperforming assets                                             11,041                    6,408                   5,625
Total loans 30 days or more delinquent                           18,837                   10,347                   7,691
As a percentage of gross receivables:
 Allowance for credit losses                                        4.0%                     5.3%                    5.2%
 Nonperforming assets                                               2.2                      2.3                     3.2
 Total loans 30 days or more delinquent                             3.7                      3.8                     4.4
Net charge-offs - Business Credit Cards:
 Amount                                                       $   7,201                $  10,103               $   4,155
 As a percentage of average gross
  receivables (annualized)                                          3.9%                     4.8%                    5.1%
LEASES - OWNED
Allowance for credit losses                                   $   3,094                $   3,110               $   3,310
Nonperforming assets                                              1,441                    1,883                   2,822
Total loans 30 days or more delinquent                            6,186                    5,996                   6,249
As a percentage of gross receivables:
 Allowance for credit losses                                        3.2%                     2.3%                    2.6%
 Nonperforming assets
  New methodology (A)                                               1.5
  Prior methodology                                                 2.1                      1.4                     2.2
 Total loans 30 days or more delinquent
  New methodology(A)                                                6.5
  Prior methodology                                                 7.1                      4.5                     4.8
Net charge-offs - Leases:
 Amount                                                       $   2,697                $   2,926               $     906
 As a percentage of average gross
  receivables (annualized)
  New methodology (A)                                               4.2%
  Prior methodology                                                 3.5                      2.7%                    1.7%

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

Employee costs associated with Consumer Credit Card Transaction/Tender Offer

In 1998, we accelerated vesting of 43.15% of outstanding options that were not vested at the time of the closing of the Consumer Credit Card Transaction. In connection with the Tender Offer (see Note 15 to the Consolidated Condensed Financial Statements), present and former directors and employees who held exercisable options to purchase Class A and Class B Common Stock tendered these options in lieu of first exercising the options and tendering the underlying stock. We used approximately $850 million, before taking into account the exercise price of options, to repurchase the shares in the Tender Offer. In addition, we also amended the terms of options granted to employees who became employees of Fleet LLC or whose employment with us was otherwise terminated in connection with the Consumer Credit Card Transaction (the "Affected Employees") to extend the post-employment exercise period. Although there was a charge to earnings associated with this amendment, there was no net impact to capital as a result of this amendment. We also canceled options issued to certain members of the Board of Directors and replaced the canceled options with stock appreciation rights.

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

In connection with our efforts to reduce expenses associated with business and product offerings which are not directly associated with our mortgage, business credit card and leasing units, management approved exit and disposition plans during the first quarter of 1998 related to certain businesses and products previously offered. We recorded charges in the quarter ended March 31, 1998 related to costs to be incurred by us in executing these plans, including contractual obligations to customers for which no future revenue will be received, and contractual vendor obligations for services from which no future benefit will be derived. The charges also include termination benefits to employees associated with the businesses and products identified in the exit plan. Related to the exit plan, certain assets were identified for disposal and written down to estimated realizable value. In addition, we recognized investment banking, professional and consulting fees that were contingent upon completion of the Consumer Credit Card Transaction as well as other professional and consulting fees associated with our corporate restructuring. During the quarter ended March 31, 1998, we recorded a $54.1 million pretax charge to earnings in connection with these exit plans. In 1999, an additional charge of $10.0 million was recorded associated with exited products based on a change in the estimate of total expected costs. We expect to pay a substantial portion of these costs over the next 30 months. The actions required to complete these plans include the settlement of contractual commitments and the payment of customer benefits.

INCOME TAXES

As a result of the carrying value adjustments described previously, we reported a pretax loss for the three and six months ended June 30, 2000. A valuation allowance has been provided against the resulting deferred tax asset given our pre-existing net operating loss carryforwards and the uncertainty of the realizability of the incremental deferred tax asset. In establishing the valuation allowance, management considered (1) the level of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. Based on this analysis, management believes the net deferred tax asset as of June 30, 2000 will be realized.

ASSET/LIABILITY MANAGEMENT

We manage our financial condition with a focus on maintaining disciplined management of market risks and prudent levels of leverage and liquidity.

MARKET RISK SENSITIVITY

We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We estimate that at June 30, 2000, our net interest income over a twelve-month period would increase or decrease by approximately 6% if interest rates were to rise or fall by 200 basis points. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

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

Our servicing rights and interest-only strips are derived from both fixed and variable rate loans, the majority of which are fixed. Fixed and variable rate loans are currently prepaying at different rates, which is expected to continue in the future. We have estimated the impact on the fair value of these assets assuming a 2.2% change in constant prepayment rate for fixed rate loans and 3.3% change in constant prepayment rate for variable rate loans. We have estimated that these changes in prepayment assumptions could result in a $27 million change in the combined fair value of these assets as of June 30, 2000. These estimates do not factor in the impact of changes in the interest rate environment associated with the changes in the prepayment rates. Changes in interest rates generally affect the level of loan originations. Prepayment assumptions are not the only assumptions in the fair value calculation for these assets. Other key assumptions are not directly impacted by market forces, as defined earlier. The above prepayment scenarios do not reflect management's expectation regarding the future direction of prepayments, and they depict only two possibilities out of a large set of possible scenarios.

DERIVATIVES ACTIVITIES

The following table summarizes by notional amounts our derivative instruments as of June 30, 2000 and December 31, 1999 ($ in thousands):


                                                                     ESTIMATED
                                                                    FAIR VALUE
                                                                     JUNE 30,
                                     JUNE 30,      DECEMBER 31,     2000 ASSET/
                                       2000           1999          (LIABILITY)
--------------------------------------------------------------------------------
Interest rate swaps                $ 2,412,439     $ 2,975,086      $ 29,134
Interest rate caps written             391,266         409,278        (3,453)
Interest rate caps purchased           391,266         409,278         3,453
Put options purchased                  407,000         156,000          (880)
Forward contracts                      398,000         565,000        (2,293)
--------------------------------------------------------------------------------
  Total                            $ 3,999,971     $ 4,514,642      $ 25,961
================================================================================

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

LIQUIDITY AND CAPITAL RESOURCES

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. During the six months ended June 30, 2000, we securitized or sold approximately $961 million of Advanta Mortgage loans, $157 million of business credit card receivables and $234 million of leases. We temporarily invested cash generated from these transactions in short-term, high quality investments at money market rates pending redeployment to pay down borrowings and to fund future mortgage loan, business credit card and lease receivable growth. At June 30, 2000, we had $132 million of federal funds sold, $1.0 billion of loan and lease receivables held for sale, and $799 million of investments that could be sold to generate additional liquidity. Equity, including capital securities, was $512 million at June 30, 2000.

Our funding strategy relies on cash, cash equivalents and investments as well as deposit gathering activity at Advanta National Bank and Advanta Bank Corp. (together, the "banks"), unsecured debt of Advanta Corp., and securitizations. Advanta and the banks use both retail and institutional on-balance sheet funding sources. We have the ability to issue a variety of debt securities and, through the banks, deposit products. As of June 30, 2000, Advanta National Bank's total deposits were $1.7 billion and Advanta Bank Corp.'s total deposits were $650 million. Our regulatory agreements establish temporary deposit growth limits at Advanta Bank Corp. and impose restrictions on taking brokered deposits at Advanta National Bank.

After paying down $122 million in medium term notes in the six months ended June 30, 2000, we had approximately $325 million of unrestricted cash, cash equivalents and marketable securities at the parent company level at June 30, 2000. At June 30, 2000, the parent company's assets include advances to wholly-owned non-bank subsidiaries to fund $82 million in loans, $195 million in retained interest-only strips, subordinated trust assets and contractual mortgage servicing rights, and $48 million of equity securities accounted for at fair value.

At June 30, 2000, we had a $500 million committed warehouse financing facility for mortgage loans. At June 30, 2000, we had additional uncommitted warehouse financing facilities for mortgage loans of $550 million. At June 30, 2000, we had $730 million of committed commercial paper facilities for business credit card receivables and a $200 million uncommitted repurchase agreement facility for business card receivables. At June 30, 2000, we had a $360 million committed commercial paper facility for lease contracts and lease residuals. At June 30, 2000, we had available $1.4 billion in unused warehouse financing facilities and commercial paper conduit facilities. During the quarter ended June 30, 2000, we maintained all of our receivable funding facilities, with the exception of one, which we terminated at our discretion due to infrequent use. In addition, the $200 million repurchase agreement facility for business card receivables was added during the second quarter of 2000.

We also offer unsecured debt of Advanta Corp. to retail investors through the Advanta Retail Note Program. In July 2000, we added significant funding capacity for our business card business as our $2 billion shelf registration statement to issue publicly registered business card asset-backed securities became effective. In addition, notwithstanding our current liquidity, efforts continue to develop new sources of funding, both through previously untapped customer segments and through development of new financing structures.

At June 30, 2000, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 10.40% and Advanta Bank Corp.'s combined total capital ratio was 11.52%. At December 31, 1999, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 14.86%, and Advanta Bank Corp.'s combined total capital ratio was 13.28%. In each case, Advanta National Bank and Advanta Bank Corp. had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of the agreement with the Office of the Comptroller of the Currency. Our regulatory agreement with the Office of the Comptroller of the Currency requires that Advanta National Bank achieve by September 30, 2000 and thereafter maintain a ratio of 14% of Tier 1 capital to risk-weighted assets and a ratio of 17% of Tier 1 capital to adjusted total assets. We intend to meet this requirement through a combination of a reduction of Advanta National Bank's assets, thereby reducing the total amount of required capital, and a parent capital contribution of approximately $60 million. Recently an FDIC discussion draft proposal has been made public regarding capital requirements for subprime lenders. Under the proposal, regulatory capital required to be held for certain loan classes included in the institution's portfolio could be increased. The ultimate resolution of this proposal and its impact on financial results is uncertain at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report on Form 10-Q. See "Asset/Liability Management-Market Risk Sensitivity."

PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Advanta Corp.'s 2000 Annual Meeting of Stockholders was held on June 7, 2000.

         (b)      Not required.

         (c) The following proposals were submitted to a vote of stockholders.

                  (i) The election of three directors to hold office until the 2002 Annual Meeting of Stockholders.


    NOMINEES                 VOTES FOR                   VOTES WITHHELD

Olaf Olafsson                8,422,620                      758,372
William A. Rosoff            8,422,459                      758,533
Michael Stolper              8,424,418                      756,574


                  (ii) The approval of the Advanta Corp. 2000 Omnibus Stock Incentive Plan.


                                                                     BROKER
FOR                AGAINST               ABSTENTIONS                NON-VOTES

5,692,986          2,314,854                38,012                  1,135,140

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits - The following exhibits are being filed with this report on Form 10-Q.


EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT

12          Consolidated Computation of Ratio of Earnings to Fixed Charges.

27          Financial data schedule.

          (b) Reports on Form 8-K

              (b)(1) A Current Report on Form 8-K, dated April 6, 2000, was filed by Advanta incorporating by reference a Unanimous Consent of the Executive Committee of the Board of Directors dated April 6, 2000 as an exhibit to the Registration Statement (No. 333-33136) on Form S-3.

              (b)(2) A Current Report on Form 8-K, dated April 25, 2000, was filed by Advanta setting forth the financial highlights of Advanta's results of operations for the three months ended March 31, 2000.

              (b)(3) A Current Report on Form 8-K, dated May 17, 2000, was filed announcing Advanta's intent to explore strategic alternatives to unlock the unrecognized value of its mortgage and leasing businesses.

              (b)(4) A Current Report on Form 8-K, dated June 5, 2000, was filed by Advanta announcing that its banking subsidiaries, Advanta National Bank and Advanta Bank Corp., have each reached agreements with their respective bank regulatory agencies, primarily relating to the banks' subprime lending operations.

              (b)(5) A Current Report on Form 8-K, dated June 21, 2000, was filed by Advanta stating that following an action by Thomson Financial BankWatch on June 9, 2000, Advanta's long-term debt securities have been rated non-investment grade by all five of the nationally recognized statistical rating organizations. Also, Advanta's annual meeting of shareholders was held June 7, 2000 and the shareholders approved the adoption of an omnibus stock incentive plan and re-elected three directors.

     SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               Advanta Corp.
               (Registrant)

August 14, 2000                           By /s/Philip M. Browne
                                             --------------------------------
                                             Senior Vice President and
                                             Chief Financial Officer

August 14, 2000                           By /s/James L. Shreero
                                             --------------------------------
                                             Vice President and
                                             Chief Accounting Officer

                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION

Exhibit 12        Consolidated Computation of Ratio of Earnings to Fixed Charges


Exhibit 27        Financial Data Schedule