Form 10-Q
period 2000-09-30
ADVANTA CORP
filed 2000-11-14
CIK 96638

                                    Form 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

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

                   Class A                       Outstanding at November 6, 2000
        Common Stock, $.01 par value                    10,040,230 shares

                   Class B                       Outstanding at November 6, 2000
        Common Stock, $.01 par value                    17,132,849 shares

                           TABLE OF CONTENTS

                                                                 PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                              3
          Consolidated Income Statements                           4
          Consolidated Statements of Changes in
            Stockholders' Equity                                 5-6
          Consolidated Statements of Cash Flows                    7
          Notes to Consolidated Financial Statements               8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   20

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                     42

PART II - OTHER INFORMATION                                       43

Item 6.   Exhibits and Reports on Form 8-K                        43

ITEM 1.   FINANCIAL STATEMENTS

                         ADVANTA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



($ IN THOUSANDS)                                               SEPTEMBER 30,         DECEMBER 31,
                                                                   2000                  1999
-------------------------------------------------------------------------------------------------
                                                               (UNAUDITED)
ASSETS
Cash                                                           $    77,067           $    29,301
Federal funds sold                                                 107,046               144,938
Restricted interest-bearing deposits                                42,556                93,688
Investments available for sale                                     800,567               748,881
Loan and lease receivables, net:
  Held for sale                                                    580,578               711,303
  Other                                                            292,459               738,321
                                                               -----------           -----------
Total loan and lease receivables, net                              873,037             1,449,624
Retained interests in securitizations                              432,253               515,789
Contractual mortgage servicing rights                               95,954                92,636
Premises and equipment (at cost, less accumulated
 depreciation of $69,485 in 2000 and $54,613 in 1999)               96,639                89,869
Other assets                                                       594,187               524,936
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $ 3,119,306           $ 3,689,662
-------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                          $    17,338           $     5,768
  Interest-bearing                                               1,512,947             1,506,591
                                                               -----------           -----------
Total deposits                                                   1,530,285             1,512,359
Long-term debt                                                     759,900               788,508
Other borrowings                                                     6,030               409,601
Other liabilities                                                  290,322               289,563
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                2,586,537             3,000,031
-------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of Advanta                                100,000               100,000

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par value:
 Authorized, issued and outstanding - 1,010
 shares in 2000 and 1999                                             1,010                 1,010
Class A voting common stock, $.01 par value:
 Authorized - 214,500,000 shares; Issued - 10,040,230
 shares in 2000, and 10,465,883 shares in 1999                         100                   105
Class B non-voting common stock, $.01 par value:
 Authorized - 230,000,000 shares; Issued - 17,708,494
 shares in 2000, and 18,256,029 in 1999                                177                   182
Additional paid-in capital                                         221,486               232,585
Deferred compensation                                              (10,131)              (16,597)
Unearned ESOP shares                                               (11,818)              (12,132)
Accumulated other comprehensive loss                                (6,317)              (10,794)
Retained earnings                                                  256,227               421,741
Less: Treasury stock at cost, 0 Class A and 527,168
  Class B common shares in 2000 and 405,000 Class A
  and 972,768 Class B common shares in 1999                        (17,965)              (26,469)
-------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                         432,769               589,631
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 3,119,306           $ 3,689,662
-------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS


($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                            2000             1999             2000             1999
------------------------------------------------------------------------------------------------------
                                                 (UNAUDITED)                       (UNAUDITED)
REVENUES:
Interest income                          $  80,529        $  61,185        $ 249,207         $ 185,700
Securitization income (loss)                48,868           51,360          (99,484)          127,245
Servicing revenues                          39,055           29,548          119,273            86,835
Other revenues, net                         20,443           18,650           75,535            76,270
------------------------------------------------------------------------------------------------------
  TOTAL REVENUES                           188,895          160,743          344,531           476,050
------------------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                          97,927           82,702          286,405           251,314
Interest expense                            52,005           41,935          151,490           128,529
Provision for credit losses                 20,999           10,452           59,858            28,007
Minority interest in income
 of consolidated subsidiary                  2,220            2,220            6,660             6,660
Unusual charges                                  0                0                0             6,713
------------------------------------------------------------------------------------------------------
  TOTAL EXPENSES                           173,151          137,309          504,413           421,223
------------------------------------------------------------------------------------------------------
Income (loss) before income taxes           15,744           23,434         (159,882)           54,827
Income tax expense                               0            9,256                0            21,564
------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                        $  15,744        $  14,178        $(159,882)        $  33,263
------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share
  Class A                                $     .61        $     .56        $   (6.41)        $    1.28
  Class B                                      .63              .57            (6.36)             1.33
  Combined                                     .62              .57            (6.38)             1.31
------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share
  Class A                                $     .61        $     .54        $   (6.41)        $    1.26
  Class B                                      .63              .56            (6.36)             1.31
  Combined                                     .62              .55            (6.38)             1.30
------------------------------------------------------------------------------------------------------
Basic weighted average shares
 outstanding (000's)
  Class A                                    9,109            8,984            9,098             9,078
  Class B                                   16,150           14,429           15,995            14,143
  Combined                                  25,259           23,413           25,093            23,221
------------------------------------------------------------------------------------------------------
Diluted weighted average shares
 outstanding (000's)
  Class A                                    9,158            9,030            9,098             9,110
  Class B                                   16,168           14,960           15,995            14,410
  Combined                                  25,326           23,990           25,093            23,520
------------------------------------------------------------------------------------------------------
Cash dividends declared
  Class A                                $    .063        $    .063        $    .189         $    .189
  Class B                                     .076             .076             .227              .227
------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) ($ IN THOUSANDS)

                                                           CLASS A     CLASS A    CLASS B    ADDITIONAL
                                          COMPREHENSIVE   PREFERRED    COMMON     COMMON      PAID-IN
                                          INCOME (LOSS)     STOCK       STOCK      STOCK      CAPITAL
-------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                               $1,010        $104       $163      $229,304

Net income                                   $ 49,818
Other comprehensive income
 (loss):
  Change in unrealized
    appreciation (depreciation)
    of investments, net of tax
    benefit (expense) of $5,763               (10,703)
                                            ---------
Comprehensive income (loss)                 $  39,115
                                            =========
Conversion of Class B
  Preferred Stock                                                                     14           (14)
Preferred and common cash
 dividends declared
Exercise of stock options                                                                           20
Issuance of stock:
 Benefit plans                                                              1          9        10,579
Amortization of deferred
 compensation
Termination benefit-
 Benefit plans                                                                        (4)       (7,421)
Stock buyback
ESOP shares committed to be
 released                                                                                          117
-------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                               $1,010        $105       $182      $232,585
-------------------------------------------------------------------------------------------------------
Net loss                                    $(159,882)
Other comprehensive income
 (loss):
  Change in unrealized
    appreciation (depreciation)
    of investments, net of tax
    benefit (expense) of $(2,411)               4,477
                                            ---------
Comprehensive income (loss)                 $(155,405)
                                            =========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                          155
Issuance of stock:
 Benefit plans                                                                         2         2,380
Amortization of deferred
 compensation
Termination benefit-
 Benefit plans                                                             (1)        (3)       (5,209)
Retirement of treasury stock                                               (4)        (4)       (8,496)
ESOP shares committed to be
 released                                                                                           71
-------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                              $1,010        $100       $177      $221,486
-------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

($ IN THOUSANDS)

                                          DEFERRED       ACCUMULATED
                                        COMPENSATION        OTHER                                      TOTAL
                                         & UNEARNED     COMPREHENSIVE    RETAINED      TREASURY     STOCKHOLDERS'
                                         ESOP SHARES         LOSS        EARNINGS        STOCK         EQUITY
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998              $(29,764)       $    (91)      $382,092      $(22,514)      $560,304
Net income                                                                 49,818                       49,818
Other comprehensive income
 (loss):
  Change in unrealized
    appreciation (depreciation)
    of investments, net of tax
    benefit (expense) of $5,763                            (10,703)                                    (10,703)
Comprehensive income (loss)
Conversion of Class B
  Preferred Stock                                                                                            0
Preferred and common cash
 dividends declared                                                       (10,169)                     (10,169)
Exercise of stock options                                                                                   20
Issuance of stock:
 Benefit plans                             (10,589)                                                          0
Amortization of deferred
 compensation                                3,781                                                       3,781
Termination benefit-
 Benefit plans                               7,425                                                           0
Stock buyback                                                                            (3,955)        (3,955)
ESOP shares committed to be
 released                                      418                                                         535
-----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999              $(28,729)       $(10,794)      $421,741      $(26,469)      $589,631
-----------------------------------------------------------------------------------------------------------------
Net loss                                                                 (159,882)                    (159,882)
Other comprehensive income
 (loss):
  Change in unrealized
    appreciation (depreciation)
    of investments, net of tax
    benefit (expense) of $(2,411)                            4,477                                       4,477
Comprehensive income (loss)
Preferred and common cash
 dividends declared                                                        (5,632)                      (5,632)
Exercise of stock options                                                                                  155
Issuance of stock:
 Benefit plans                              (2,382)                                                          0
Amortization of deferred
 compensation                                3,635                                                       3,635
Termination benefit-
 Benefit plans                               5,213                                                           0
Retirement of treasury stock                                                              8,504              0
ESOP shares committed to be
 released                                      314                                                         385
-----------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000             $(21,949)        $(6,317)      $256,227      $(17,965)      $432,769
-----------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        NINE MONTHS ENDED
($ IN THOUSANDS)                                                          SEPTEMBER 30,
----------------------------------------------------------------------------------------------
                                                                    2000                1999
----------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)                                              $  (159,882)        $    33,263
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Investment securities gains                                      (10,422)            (29,781)
  Noncash charges associated with exit of auto
    finance business                                                     0              16,900
  Depreciation and amortization                                     15,627              13,754
  Provision for credit losses, excluding auto                       59,858              23,107
  Valuation adjustment for loans held for sale                       6,307                   0
  Proceeds from sale of trading investments                              0             185,042
  Origination of loans and leases held for sale                 (1,895,390)         (2,533,678)
  Proceeds from sales of loans and leases held for sale          2,142,431           2,831,799
  Change in other assets and other liabilities                     (42,512)             26,942
  Change in retained interests in securitizations and
     contractual mortgage servicing rights, excluding
     auto charge                                                    80,218             (65,016)
----------------------------------------------------------------------------------------------
Net cash provided by operating activities                          196,235             502,332
----------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Change in federal funds sold and interest-
    bearing deposits                                                89,024            (105,339)
  Purchase of investments available for sale                    (1,449,619)           (933,747)
  Proceeds from sales of investments available for sale            630,969             621,660
  Proceeds from maturing investments available for sale            784,392             224,064
  Principal collected on Advanta Mortgage loans and
    leases not held for sale                                        96,426             125,649
  Origination of Advanta Mortgage loans and leases
    not held for sale                                             (181,757)           (143,191)
  Proceeds from sale of loans and leases originally
    classified as not held for sale                                397,735                   0
  Change in business credit card receivables and other
    loans not held for sale                                        (73,747)             (8,493)
  Purchases of premises and equipment, net                         (22,162)            (16,371)
----------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities              271,261            (235,768)
----------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES
  Change in demand and savings deposits                           (148,113)             97,015
  Proceeds from the issuance of time deposits                    1,110,682             539,584
  Payments for maturing time deposits                             (944,643)           (682,213)
  Change in repurchase agreements and FHLB advances               (324,191)                  0
  Proceeds from issuance of long-term debt                         197,831              82,615
  Payments on redemption of long-term debt                        (226,439)           (262,948)
  Change in other borrowings                                       (79,380)            (25,719)
  Stock buyback                                                          0              (3,955)
  Proceeds from issuance of stock                                      155                  20
  Cash dividends paid                                               (5,632)             (8,146)
----------------------------------------------------------------------------------------------
Net cash used in financing activities                             (419,730)           (263,747)
----------------------------------------------------------------------------------------------
Net increase in cash                                                47,766               2,817
Cash at beginning of period                                         29,301              16,267
----------------------------------------------------------------------------------------------
Cash at end of period                                          $    77,067         $    19,084
----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

In these notes to consolidated financial statements, "we", "us", and "our" refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

NOTE 1) BASIS OF PRESENTATION

Advanta Corp. (collectively with its subsidiaries, "Advanta") has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments and the valuation adjustments discussed in Note 2) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our latest annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for securitization income (loss), retained interest in securitizations, contractual mortgage servicing rights, the allowance for credit losses and income taxes, among others. Actual results could differ from those estimates.

Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2) RECENT REGULATORY DEVELOPMENTS

In June 2000, we announced that our banking subsidiaries, Advanta National Bank and Advanta Bank Corp., reached agreements with their respective bank regulatory agencies, primarily relating to the banks' subprime lending operations. The agreements outlined a series of steps to modify processes and formalize and document certain practices and procedures for the banks' subprime lending operations. The agreements also established temporary asset growth limits at Advanta National Bank and deposit growth limits at Advanta Bank Corp., imposed restrictions on taking brokered deposits at Advanta National Bank, and required that by September 30, 2000 Advanta National Bank's capital ratios be maintained at approximately the levels at March 31, 2000. At September 30, 2000, Advanta National Bank was in compliance with the increased capital ratios required by the agreements. We achieved these ratios through a combination of decreasing the assets at Advanta National Bank and making aggregate capital contributions and other investments in Advanta National Bank of approximately $70 million. The agreements also required us to change our charge-off policy for delinquent mortgages to 180 days and to modify our accounting processes and methodology for our allowance for credit losses and valuation of residual assets.

In July 2000, we announced that Advanta National Bank signed an agreement with the Office of the Comptroller of the Currency regarding the carrying value of Advanta National Bank's retained interests in mortgage securitizations and allowance for mortgage credit losses. For Advanta National Bank's June 30, 2000 Call Report, in accordance with the provisions of the agreement, we calculated the valuation of the retained interests based on an 18% discount rate on the interest-only strip and subordinated trust assets, a 15% discount rate on the contractual mortgage servicing rights, a prepayment rate that represents the average prepayment experience for the six months ended February 29, 2000 and cumulative loss rates as a percentage of original principal balance of 6% on closed end mortgage loans and 8% for HELOC (open end) mortgage loans. The agreement required that based on these assumptions, the carrying value of Advanta National Bank's contractual mortgage servicing rights be reduced by $13 million and the carrying value of Advanta National Bank's subordinated trust assets and retained interest-only strip be reduced by a total amount of $201 million. The agreement further required that Advanta National Bank's allowance for credit losses be increased by $22 million. The agreement contains provisions regarding the use of similar discount rate and credit loss assumptions for the calculation of the carrying value of the residual assets in future periods.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without amendment. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We anticipate that the adoption of SFAS No. 140 will not have a material effect on our results of operations.

NOTE 4) INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consisted of the following:

                                               SEPTEMBER 30, 2000              DECEMBER 31, 1999
                                            AMORTIZED        MARKET         AMORTIZED        MARKET
                                              COST            VALUE           COST            VALUE
----------------------------------------------------------------------------------------------------
U.S. Treasury & other U.S.
  Government securities                     $436,545        $433,644        $145,112        $140,444
State and municipal securities                 4,273           4,333           3,473           3,388
Collateralized mortgage obligations          171,489         166,966         456,288         448,068
Mortgage-backed securities                    94,561          92,203          98,190          94,556
Equity securities(1)                          75,726          75,726          60,892          60,892
Other                                         27,690          27,695           1,531           1,533
----------------------------------------------------------------------------------------------------
Total investments available for sale        $810,284        $800,567        $765,486        $748,881
====================================================================================================

(1) Includes venture capital investments. The amount shown as amortized cost represents carrying value for these investments.

NOTE 5) LOAN AND LEASE RECEIVABLES

Loan and lease receivables on the balance sheet, including those held for sale, consisted of the following:

                                                SEPTEMBER 30,        DECEMBER 31,
                                                    2000                1999
---------------------------------------------------------------------------------
Advanta Mortgage loans                          $   332,074         $ 1,050,478
Business credit cards                               462,366             275,095
Leases                                              100,471             132,802
Other loans                                          26,080              21,930
---------------------------------------------------------------------------------
       Gross loan and lease receivables             920,991           1,480,305
---------------------------------------------------------------------------------
Add: Deferred origination costs,
     net of deferred fees, and
     unamortized purchase premiums                   16,670              11,166
Less: Allowance for credit losses
  Advanta Mortgage loans                            (25,073)            (21,743)
  Business credit cards                             (31,164)            (14,663)
  Leases                                             (6,056)             (3,110)
  Other loans                                        (2,331)             (2,331)
---------------------------------------------------------------------------------
       Total allowance for credit losses            (64,624)            (41,847)
---------------------------------------------------------------------------------
Net loan and lease receivables                  $   873,037         $ 1,449,624
---------------------------------------------------------------------------------

Securitized receivables consisted of the following:

                             SEPTEMBER 30,      DECEMBER 31,
                                 2000              1999
------------------------------------------------------------
Advanta Mortgage loans        $7,900,399        $7,333,058
Business credit cards          1,067,417           765,019
Leases                           694,354           662,841
------------------------------------------------------------
       Total                  $9,662,170        $8,760,918
------------------------------------------------------------

Advanta Mortgage loans include home equity loans, home equity lines of credit and auto loans. We also contract with third parties to service their nonconforming home equity loans on a subservicing basis. Subservicing receivables were $12.7 billion at September 30, 2000 and $11.9 billion at December 31, 1999. We bear no risk of credit loss on the receivables in our subservicing portfolio and subserviced receivables are not included in Advanta Mortgage loans.

NOTE 6) ALLOWANCE FOR CREDIT LOSSES

The following table presents activity in the allowance for credit losses for the periods presented:

                                                  NINE MONTHS         YEAR
                                                     ENDED            ENDED
                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2000             1999
-------------------------------------------------------------------------------
Beginning balance                                  $ 41,847         $ 33,437
Provision for credit losses                          59,858           42,647
Valuation allowance on loans transferred to
  held for sale                                      (7,730)               0
Allowance on receivables sold                             0           (6,690)
Gross charge-offs:
    Advanta Mortgage loans                          (14,948)         (15,132)
    Business credit cards                           (14,460)         (11,341)
    Leases                                           (5,710)          (4,429)
    Other loans                                           0           (2,404)
-------------------------------------------------------------------------------
  Total gross charge-offs                           (35,118)         (33,306)
Recoveries:
    Advanta Mortgage loans                            2,499            3,011
    Business credit cards                             1,486            1,238
    Leases                                            1,782            1,503
    Other loans                                           0                7
-------------------------------------------------------------------------------
    Total recoveries                                  5,767            5,759
-------------------------------------------------------------------------------
Net charge-offs                                     (29,351)         (27,547)
-------------------------------------------------------------------------------

Ending Balance                                     $ 64,624         $ 41,847
===============================================================================

The provision for credit losses in the nine months ended September 30, 2000 includes an increase in the credit loss assumption made in response to our bank regulatory examination process, including the implementation of the agreements with the bank regulators that were signed during the second quarter and in July 2000 (see Note 2), and changes during the second quarter in the market and the political and regulatory environment for subprime lending.

During the nine months ended September 30, 2000, $520 million of loans were transferred to the held for sale classification due to a change in management's intention regarding the sale of those loans. Approximately $398 million of the transferred loans were sold in the third quarter of 2000 as part of the planned decrease of assets at Advanta National Bank, in order to meet required capital levels.

NOTE 7) RETAINED INTERESTS IN SECURITIZATIONS AND CONTRACTUAL MORTGAGE SERVICING RIGHTS

Retained interests in securitizations include the retained interest-only ("IO") strip and subordinated trust assets related to Advanta Mortgage loan securitizations. The following table presents activity in the retained interests in securitizations and contractual mortgage servicing rights ("CMSR") related to Advanta Mortgage loan securitizations:

                                                        NINE MONTHS          YEAR
                                                           ENDED             ENDED
                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           2000              1999
--------------------------------------------------------------------------------------
Beginning balance retained interests in
  securitizations                                       $ 515,789         $ 501,038
Beginning balance CMSR                                  $  92,636         $  74,425

 Retained interests in securitizations activity:
   Retained IO on sales, net                               55,736            50,462
   Collateral deposits to subordinated
      trust assets                                         73,884            45,717
   Interest income                                         57,457            46,581
   Cash released to Advanta                               (82,932)          (86,241)
   Fair value adjustments                                (210,654)          (32,000)
   Fair value adjustment related to
      auto exit                                                 0           (12,000)
   Net change in subordinated trust assets
     associated with off-balance sheet warehouse
     facilities                                            21,260              (416)
   Other                                                    1,713             2,648

  CMSR activity:
   Servicing rights retained                               39,312            54,124
   Amortization, net                                      (20,619)          (39,134)
   Valuation provision                                    (15,375)            3,221

Ending balance retained interests in
   securitizations                                      $ 432,253         $ 515,789
Ending balance CMSR                                     $  95,954         $  92,636
======================================================================================

The par value of subordinated trust assets was $510,718 at September 30, 2000 and $411,417 at December 31, 1999.

Valuation adjustments recorded to the retained interests in securitizations and CMSR in the nine months ended September 30, 2000 resulted from an increase in discount rate and credit loss assumption used in the valuation of these assets. These changes were made in response to our bank regulatory examination process, including the implementation of the agreements with the bank regulators that were signed during the second quarter and in July 2000 (see Note 2), and changes during the second quarter in the market and the political and regulatory environment for subprime lending.

NOTE 8) SELECTED BALANCE SHEET INFORMATION

                                             SEPTEMBER 30,    DECEMBER 31,
OTHER ASSETS                                     2000            1999
--------------------------------------------------------------------------
Servicing advances                             $133,662        $105,302
Current and deferred income taxes, net           89,516          89,788
Accrued interest receivable                      37,931          32,410
Other real estate (A)                             6,235           9,560
Goodwill                                          3,115           3,323
Other                                           323,728         284,553
--------------------------------------------------------------------------
Total other assets                             $594,187        $524,936
==========================================================================

(A) Carried at the lower of cost or fair market value less selling costs

                                           SEPTEMBER 30,    DECEMBER 31,
OTHER LIABILITIES                              2000            1999
------------------------------------------------------------------------
Accounts payable and accrued expenses        $ 75,984        $107,692
Accrued interest payable                       73,680          36,554
Other                                         140,658         145,317
------------------------------------------------------------------------
Total other liabilities                      $290,322        $289,563
========================================================================

NOTE 9) LONG-TERM DEBT

Long-term debt consists of borrowings having an original maturity of over one year. The composition of long-term debt was as follows:

                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2000            1999
----------------------------------------------------------------------------------------------
SENIOR DEBT:
12 month senior notes (8.62%-10.66%)                               $141,278        $ 86,647
18 month senior notes (8.57%-10.89%)                                  9,185           8,344
24 month senior notes (7.47%-11.11%)                                 78,473          50,571
30 month senior notes (7.23%-11.15%)                                 13,458          13,852
48 month senior notes (6.39%-11.20%)                                  8,357           8,427
60 month senior notes (6.02%-11.24%)                                 32,536          28,863
Value notes, fixed (7.00%-7.85%)                                      4,137           7,779
Medium-term notes, fixed (6.81%-7.47%)                              335,100         490,650
Medium-term notes, floating                                          30,500          47,400
Medium-term bank notes, fixed (6.45%-7.12%)                           7,353           7,347
Other senior notes (7.33%-11.34%)                                    98,752          37,670
----------------------------------------------------------------------------------------------
Total senior debt                                                   759,129         787,550
Subordinated notes (9.08%-10.44%)                                       771             958
----------------------------------------------------------------------------------------------
Total long-term debt                                               $759,900        $788,508
==============================================================================================

We have priced our floating rate medium-term notes based on a spread over LIBOR. At September 30, 2000, the rates on these notes varied from 7.06% to 7.30%. At September 30, 2000 and December 31, 1999, we used derivative financial instruments to effectively convert certain fixed rate debt to a LIBOR-based variable rate.

NOTE 10) OTHER BORROWINGS

The composition of other borrowings was as follows:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2000            1999
------------------------------------------------------------------------------
Warehouse facility                                 $      0        $ 76,435
FHLB advances                                             0         220,000
Securities sold under repurchase agreements               0         104,191
Other borrowings                                      6,030           8,975
------------------------------------------------------------------------------
Total                                              $  6,030        $409,601
==============================================================================

NOTE 11) CAPITAL STOCK

In the three months ended March 31, 2000, we retired 405,000 shares of Class A Treasury stock and 445,600 shares of Class B Treasury stock.

NOTE 12) SEGMENT INFORMATION

During the first quarter of 2000, we made changes to the methods used to allocate centrally incurred interest and operating expenses to the reportable segments in order to better reflect the use of the related assets or personnel by the segments. These changes included the allocation of certain expenses based on consumption rather than based on average managed assets, and a change in the classification of certain employee groups. Prior period segment results have been restated to reflect the current allocation methods.

The results for the Advanta Mortgage segment in the nine months ended September 30, 2000 include the carrying value adjustments described in Note 2.

                                                  ADVANTA           ADVANTA
  THREE MONTHS ENDED          ADVANTA            BUSINESS           LEASING
     SEPTEMBER 30,            MORTGAGE             CARDS            SERVICES            OTHER(1)             TOTAL
---------------------------------------------------------------------------------------------------------------------
2000
Noninterest revenues        $    68,346        $    41,060        $       804         $    (1,844)        $   108,366
Interest revenue                 37,186             24,007              3,894              15,442              80,529
Interest expense                 24,240             10,035              3,308              14,422              52,005
Pretax income (loss)             16,311             14,202            (12,019)             (2,750)             15,744

Average managed
 receivables                $ 8,323,026        $ 1,472,729        $   796,375         $    24,250         $10,616,380
---------------------------------------------------------------------------------------------------------------------
1999
Noninterest revenues        $    66,076        $    20,509        $    10,672         $     2,301         $    99,558
Interest revenue                 28,239             12,428              2,632              17,886              61,185
Interest expense                 17,882              4,530              2,050              17,473              41,935
Pretax income (loss)             14,189              9,216              1,640              (1,611)             23,434

Average managed
 receivables                $ 8,389,792        $   906,032        $   741,571         $    17,322         $10,054,717
---------------------------------------------------------------------------------------------------------------------

                                                   ADVANTA             ADVANTA
   NINE MONTHS ENDED          ADVANTA              BUSINESS            LEASING
     SEPTEMBER 30,            MORTGAGE               CARDS             SERVICES             OTHER(1)              TOTAL
---------------------------------------------------------------------------------------------------------------------------
2000
Noninterest revenues        $    (28,884)        $    111,443        $      3,243         $      9,522         $     95,324
Interest revenue                 133,762               59,027              11,532               44,886              249,207
Interest expense                  75,878               23,681               9,417               42,514              151,490
Pretax income (loss)            (189,527)              52,197             (28,898)               6,346             (159,882)

Average managed
 receivables                $  8,408,983         $  1,304,881        $    801,461         $     21,657         $ 10,536,982
---------------------------------------------------------------------------------------------------------------------------
1999
Noninterest revenues        $    180,364         $     56,835        $     33,206         $     19,945         $    290,350
Interest revenue                  99,345               25,391               7,112               53,852              185,700
Interest expense                  60,142                9,740               6,216               52,431              128,529
Pretax income (loss)              29,109               22,685               5,404               (2,371)              54,827

Average managed
 receivables                $  8,370,460         $    865,510        $    699,551         $     17,385         $  9,952,906
---------------------------------------------------------------------------------------------------------------------------

(1) Other includes insurance operations, investment activities not attributable to the reportable segments, and costs associated with exiting the auto finance business in 1999.

NOTE 13) NET INTEREST INCOME

The following table presents the components of net interest income:

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------
                                            2000              1999              2000              1999
--------------------------------------------------------------------------------------------------------
Interest income:
  Loans and leases                       $  44,942         $  32,152         $ 141,295         $  89,380
  Investments                               17,596            18,415            50,455            61,214
  Retained interests in
    mortgage securitizations                17,991            10,618            57,457            35,106
--------------------------------------------------------------------------------------------------------
Total interest income                       80,529            61,185           249,207           185,700
--------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                  33,294            25,503            95,628            79,098
  Debt and other borrowings                 18,711            16,432            55,862            49,431
--------------------------------------------------------------------------------------------------------
Total interest expense                      52,005            41,935           151,490           128,529
--------------------------------------------------------------------------------------------------------
Net interest income                         28,524            19,250            97,717            57,171
Less: Provision for credit losses          (20,999)          (10,452)          (59,858)          (28,007)
--------------------------------------------------------------------------------------------------------
Net interest income after
  provision for credit losses            $   7,525         $   8,798         $  37,859         $  29,164
========================================================================================================

NOTE 14) INCOME TAX EXPENSE

Income tax expense is based on the estimated annual effective tax rate of 0% for the nine months ended September 30, 2000, compared to a 39% tax rate for the comparable 1999 period.

Income tax expense consisted of the following:

                            THREE MONTHS ENDED              NINE MONTHS ENDED
                               SEPTEMBER 30,                   SEPTEMBER 30,
--------------------------------------------------------------------------------
                           2000            1999            2000            1999
--------------------------------------------------------------------------------
Current:
  Federal                $ 2,523         $ 5,000         $ 3,972         $15,000
  State                    2,066            (747)          2,306           1,548
--------------------------------------------------------------------------------
Total current              4,589           4,253           6,278          16,548
--------------------------------------------------------------------------------
Deferred:
  Federal                      0           3,012               0           4,025
  State                   (4,589)          1,991          (6,278)            991
--------------------------------------------------------------------------------
Total deferred            (4,589)          5,003          (6,278)          5,016
--------------------------------------------------------------------------------
Total tax expense        $     0         $ 9,256         $     0         $21,564
================================================================================

The reconciliation of the statutory federal income tax to the consolidated tax expense is as follows:

                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                           SEPTEMBER 30,                     SEPTEMBER 30,
------------------------------------------------------------------------------------------------
                                       2000             1999             2000             1999
------------------------------------------------------------------------------------------------
Statutory federal income tax         $  5,510         $  8,202         $(55,959)        $ 19,189
Valuation allowance                    (5,015)               0           57,993                0
State income taxes                     (1,696)             808           (2,478)           1,650
Compensation limitation                    35               44              105              132
Non taxable investment income            (160)            (144)            (398)            (460)
Other                                   1,326              346              737            1,053
------------------------------------------------------------------------------------------------
Consolidated tax expense             $      0         $  9,256         $      0         $ 21,564
================================================================================================

The net deferred tax asset is comprised of the following:

                                     SEPTEMBER 30,      DECEMBER 31,
                                         2000              1999
--------------------------------------------------------------------
Gross deferred tax liabilities        $ (91,967)        $(102,248)
Gross deferred tax assets               331,583           277,593
Valuation allowance                    (140,993)          (83,000)
--------------------------------------------------------------------
Net deferred tax asset                $  98,623         $  92,345
====================================================================

A summary of deferred tax assets and (liabilities) follows:

                                       SEPTEMBER 30,      DECEMBER 31,
                                           2000              1999
----------------------------------------------------------------------
Deferred loan fees and costs            $  (4,119)        $  (6,149)
Allowance for credit losses                22,267            22,273
Net operating loss carryforwards          162,833           182,437
Securitization income (loss)               66,828           (41,547)
Leasing income (loss)                     (34,960)          (19,009)
Deferred compensation                       6,849             9,054
Noncash unusual charges                     6,835            18,321
Other                                      13,083             9,965
Valuation allowance                      (140,993)          (83,000)
----------------------------------------------------------------------
Net deferred tax asset                  $  98,623         $  92,345
======================================================================

As a result of the carrying value adjustments discussed in Note 2, we reported a pretax loss for the nine months ended September 30, 2000. A valuation allowance has been provided against the resulting deferred tax asset given our pre-existing net operating loss carryforwards and the uncertainty of the realizability of the incremental deferred tax asset. In establishing the valuation allowance, management considered (1) the level of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. Based on this analysis, management believes the net deferred tax asset will be realized.

The net deferred federal tax asset is presented with current federal income taxes for financial reporting purposes, and is included in other assets.

NOTE 15) UNUSUAL CHARGES

In accordance with the terms of the contribution agreement, dated as of October 28, 1997, as amended February 20, 1998, by and between Advanta Corp. and Fleet Financial Group, Inc. ("Fleet"), Advanta Corp. and certain of its subsidiaries and Fleet and certain of its subsidiaries each contributed certain assets and liabilities of their respective consumer credit card businesses to Fleet Credit Card LLC ("Fleet LLC") in exchange for an ownership interest in Fleet LLC (the "Consumer Credit Card Transaction").

Concurrently with the Consumer Credit Card Transaction, we purchased 7,882,750 shares of its Class A Common Stock and 12,482,850 of its Class B Common Stock, each at $40 per share net, and 1,078,930 of our depositary shares each representing one one-hundredth interest in a share of 6 3/4% Convertible Class B Preferred Stock, Series 1995 Stock Appreciated Income Linked Securities at $32.80 per share net, through an issuer tender offer (the "Tender Offer") which was completed on February 20, 1998.

In connection with the Consumer Credit Card Transaction, we made major organizational changes during the first quarter of 1998 to reduce corporate expenses incurred in the past: (a) to support the business contributed to Fleet LLC in the Consumer Credit Card Transaction; and (b) associated with the business and products no longer being offered or not directly associated with our mortgage, business credit card and leasing units. In addition, in the first quarter of 1999, we implemented a plan to exit the auto finance business and to implement cost reduction initiatives throughout the organization including the consolidation of support functions. Costs associated with these changes were included in unusual charges on the consolidated income statements. The following table presents activity in the accrual related to these costs:

                                                          12/31/99        CHARGED        9/30/00
                                                           ACCRUAL       TO ACCRUAL      ACCRUAL
                                                           BALANCE        IN 2000        BALANCE
------------------------------------------------------------------------------------------------
Employee costs associated with staff reductions            $   822        $   822        $     0
Employee costs associated with Consumer Credit
    Card Transaction/Tender Offer                            3,008          3,008              0
Expenses associated with exited businesses/products         20,648          5,291         15,357
------------------------------------------------------------------------------------------------
    Total                                                  $24,478        $ 9,121        $15,357
================================================================================================

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

Employee costs associated with Consumer Credit Card Transaction/Tender Offer

In connection with the organizational changes in 1998, we incurred approximately $26.8 million of severance and related costs classified as employee costs associated with the Consumer Credit Card Transaction/Tender Offer. These expenses included severance and outplacement costs associated with the workforce reduction, option exercise and re-measurement costs, and other employee costs directly attributable to the Consumer Credit Card Transaction/Tender Offer.

In connection with these organizational changes, 255 employees who ceased to be employed by Advanta were entitled to benefits, of which 190 employees were directly associated with the business contributed to Fleet LLC and 65 employees were associated with the workforce reduction.

Additionally, during the first quarter of 1998, we incurred approximately $35.5 million of other compensation charges. This amount includes $21.3 million attributable to payments under change of control plans and $14.2 million associated with the execution of the Tender Offer.

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

During the first quarter of 1998, we implemented a plan to exit certain businesses and product offerings not directly associated with our mortgage, business credit card and leasing units. In connection with this plan, contractual vendor commitments of approximately $10.0 million associated with discontinued development and other activities were accrued. We have substantially completed the settlement of these contractual commitments.

We also have contractual commitments to certain customers, and non-related financial institutions that are providing benefits to those customers, under a product that will no longer be offered and for which no future revenues or benefits will be received. In 1998, we recorded a charge of $22.8 million associated with this commitment, and an $8.3 million charge associated with the write-down of assets associated with this program. In the fourth quarter of 1999, we recorded an additional charge of $10.0 million based on a change in the estimate of total expected costs for exited businesses. We expect to pay a substantial portion of these costs over the next 27 months. The actions required to complete this plan include the settlement of contractual commitments and the payment of customer benefits.

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

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------
                                            2000              1999              2000              1999
--------------------------------------------------------------------------------------------------------
Net income (loss)                        $  15,744         $  14,178         $(159,882)        $  33,263
 Less: Preferred A dividends                     0                 0              (141)             (141)
 Less: Preferred B dividends (2)               N/A              (887)              N/A            (2,661)
--------------------------------------------------------------------------------------------------------
Income (loss) available to common
  shareholders                           $  15,744         $  13,291         $(160,023)        $  30,461
 Less: Class A dividends declared             (573)             (567)           (1,665)           (1,789)
 Less: Class B dividends declared           (1,299)           (1,172)           (3,826)           (3,555)
--------------------------------------------------------------------------------------------------------

Undistributed earnings (loss)            $  13,872         $  11,552         $(165,514)        $  25,117
Basic shares (000's)
  Class A                                    9,109             8,984             9,098             9,078
  Class B                                   16,150            14,429            15,995            14,143
  Combined (1)                              25,259            23,413            25,093            23,221
Options Class A                                  1                 1                 0                 1
Options Class B                                 18               294                 0               187
Restricted shares Class A                       48                45                 0                31
Restricted shares Class B                        0               237                 0                80
Diluted shares (000's)
  Class A                                    9,158             9,030             9,098             9,110
  Class B                                   16,168            14,960            15,995            14,410
  Combined (1)                              25,326            23,990            25,093            23,520
Basic earnings (loss) per share
  Class A                                $     .61         $     .56         $   (6.41)        $    1.28
  Class B                                      .63               .57             (6.36)             1.33
  Combined (1)                                 .62               .57             (6.38)             1.31
Diluted earnings (loss) per share
  Class A                                $     .61         $     .54         $   (6.41)        $    1.26
  Class B                                      .63               .56             (6.36)             1.31
  Combined (1)                                 .62               .55             (6.38)             1.30
Antidilutive shares (000's)
  Preferred Class B (2)                        N/A                14               N/A                14
  Options Class A                                1                 1                 2                 1
  Options Class B                            1,952             1,351             2,682             1,568
  Restricted shares Class A                     46                54                97                46
  Restricted shares Class B                  1,030             1,038             1,188             1,197
--------------------------------------------------------------------------------------------------------

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

Advanta Corp. and its subsidiaries are involved in other legal proceedings, claims and litigation, including those arising in the ordinary course of business. Management believes that the aggregate liabilities, if any, resulting from those actions will not have a material adverse effect on the consolidated financial position or results of operations of Advanta. However, as the ultimate resolution of these proceedings is influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this form 10-Q, "Advanta", "we", "us", and "our" refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

For the three months ended September 30, 2000, we reported net income of $15.7 million or $0.62 per combined diluted common share, compared to net income of $14.2 million or $0.55 per combined diluted common share for the three months ended September 30, 1999. Pro forma net income, reflecting income for Advanta Mortgage that is essentially the same as a portfolio lender, was $464 thousand, or $0.02 per combined diluted common share, for the three months ended September 30, 2000. For the three months ended September 30, 1999, pro forma net income on a portfolio lender basis was equal to reported net income of $14.2 million.

Net income as reported and on a pro forma portfolio lender basis for the three months ended September 30, 2000 includes $23 million of provisions and charges consisting of the following: a charge of approximately $10 million in the leasing business due to continued charge-offs largely concentrated within certain unprofitable segments of this business originated in prior periods; an increase of approximately $10 million in the on-balance sheet allowance for credit losses for business credit cards; and a charge of approximately $3 million in the insurance business relating to a large policy claim settled during the quarter. Approximately $6 to $8 million of the $10 million increase in allowance for credit losses for business cards strengthened on-balance sheet reserves and is attributable to a revision of the methodology for estimating loan losses as a result of our recent discussions with the FDIC relating to the implementation of the agreement between Advanta Bank Corp. and the FDIC that was previously disclosed in June 2000, and the remainder of the increase is due to the maturing and growth of the portfolio. Excluding the $23 million of provisions and charges, net income would have been $1.53 per combined diluted share for the three months ended September 30, 2000 and net income on a pro forma portfolio lender basis for the same period would have been $0.58 per combined diluted share.

For the nine months ended September 30, 2000, we reported a net loss of $159.9 million or $6.38 per combined diluted common share. These results include charges, which were made in response to our regulatory review process, including the implementation of the agreements with the bank regulators that were signed during the second quarter and in July 2000, and changes during the second quarter in the market and the political and regulatory environment for subprime lending. These charges include a reduction in the valuation of Advanta National Bank's retained interests in mortgage securitizations of $214.0 million and an increase in Advanta National Bank's on-balance sheet allowance for credit losses related to mortgage loans of $22.0 million. In addition, the results for the nine months ended September 30, 2000 include a non-operating gain of $6.7 million, after tax, on investments held by Advanta Partners, our private equity investment affiliate, and a $5.8 million charge, after tax, for a reduction in the valuation of retained interests in leasing securitizations.

For the nine months ended September 30, 1999, we reported net income of $33.3 million or $1.30 per combined diluted common share. The earnings for the nine months ended September 30, 1999 include non-recurring charges, after tax, of approximately $14.5 million that were principally related to our exit from the auto finance business and severance and outplacement associated with cost cutting initiatives implemented in the first quarter of 1999. We also recognized non-operating gains of approximately $16.7 million, after tax, in connection with an investment held by Advanta Partners, and recorded a reduction in the Advanta Mortgage retained interest-only strip of approximately $6.1 million, after tax, associated with more conservative fair value assumptions.

Pretax income (loss) by reportable segment for the three months ended September 30, 2000 was $16.3 million for Advanta Mortgage, $14.2 million for Advanta Business Cards and ($12.0) million for Advanta Leasing Services. Pretax income by reportable segment for the three months ended September 30, 1999 was $14.2 million for Advanta Mortgage, $9.2 million for Advanta Business Cards and $1.6 million for Advanta Leasing Services.

On October 24, 2000 we announced that we have accepted a proposal to sell our mortgage business to a major financial institution in a cash transaction for a price in excess of book value and we are negotiating an agreement with this party. Under the terms of the proposal, we expect to receive proceeds that will result in excess liquidity when added to our existing cash and equivalent position. As a result, we intend to use a portion of this liquidity to pay off all institutional medium term notes currently outstanding. We also intend to seek shareholder approval for the transaction. While there can be no assurance that a definitive agreement will be reached and a number of items remain to be negotiated, if the transaction is consummated under the terms of the proposal, it will result in the sale of virtually all mortgage assets. Mortgage assets represented 33% of owned assets at September 30, 2000. We are also actively pursuing strategic alternatives for our leasing business. The initial due diligence has been completed with respect to the leasing business and bids are being solicited from interested parties.

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements can be identified by the use of forward-looking phrases such as "will likely result," "may," "are expected to," "is anticipated," "estimate," "projected," "intends to" or other similar words. The most significant among these risks and uncertainties are: (1) our managed net interest margin; (2) competitive pressures; (3) factors that affect the level of delinquencies and charge-offs, including a deterioration of general economic conditions; (4) the rate of prepayments; (5) interest rate fluctuations; (6) the level of expenses; (7) managed and subserviced receivables volume; (8) the timing of the securitizations of our receivables; (9) the level of insurance policy renewals; (10) the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, examinations, and the agreements between our bank subsidiaries and their respective regulators; (11) the level of conservatism and volatility associated with the assumptions underlying the valuation of retained interests in securitizations; (12) relationships with significant vendors, business partners and customers; (13) the amount and cost of financing available to us; (14) the ratings on the debt of Advanta Corp. and its subsidiaries; (15) the ability to attract and retain key personnel and customers; and (16) the results of our previously announced evaluation of strategic alternatives with respect to Advanta Mortgage and Advanta Leasing Services, including the completion of a definitive agreement and the closing and timing of any transaction. Additional risks that may affect our future performance are set forth elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 1999 and in our other filings with the Securities and Exchange Commission.

ADVANTA BUSINESS CARDS

OVERVIEW

Advanta Business Cards offers MasterCard(R)* business credit cards to small businesses using targeted direct mail and the Internet. Pretax income for Advanta Business Cards was $14.2 million for the three months ended September 30, 2000 as compared to $9.2 million for the same period in 1999. The results for the three months ended September 30, 2000 include an increase in the on-balance sheet allowance for credit losses of $10 million. Approximately $6 to $8 million of this $10 million increase strengthened on-balance sheet reserves and is attributable to a revision of the methodology for estimating credit losses as a result of our recent discussions with the FDIC relating to the implementation of the agreement between Advanta Bank Corp. and the FDIC that was disclosed in June 2000, and the remainder of the increase is due to the maturing and

----------

* MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.

growth of the portfolio. Pretax income for the nine months ended September 30, 2000 was $52.2 million as compared to $22.7 million for the same period in 1999. The increase in pretax income in both periods resulted from increased volume of managed receivables, increases in portfolio yields and increased interchange income. These increased revenues were partially offset by the increase in the allowance for credit losses in the three months ended September 30, 2000 and an increase in operating expenses in both periods due to increased marketing and account origination activities.

SECURITIZATION INCOME

Advanta Business Cards recognized securitization income of $19.2 million for the three months ended September 30, 2000 and $50.4 million for the nine months ended September 30, 2000. This compares to $7.2 million of securitization income recognized for the three months ended September 30, 1999 and $21.1 million of securitization income recognized for the nine months ended September 30, 1999. Advanta Business Cards sells receivables to existing securitization trusts on a continuous basis to replenish the investors' interests in trust receivables that have been repaid by the cardholders. The increase in securitization income in both periods was due to increased yields on the securitized receivables and increased volume of securitized receivables.

ORIGINATIONS

Originations for Advanta Business Cards were as follows ($ in thousands):

                            THREE MONTHS ENDED                            NINE MONTHS ENDED
                               SEPTEMBER 30,            PERCENTAGE           SEPTEMBER 30,            PERCENTAGE
                           2000            1999          INCREASE        2000            1999          INCREASE
----------------------------------------------------------------------------------------------------------------
Dollar volume           $  881,215      $  484,727           82%      $2,529,183      $1,356,394           86%
Number of accounts          55,895          26,881          108          257,536          79,009          226

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

Advanta Mortgage pretax income for the three months ended September 30, 2000 was $16.3 million as compared to $14.2 million for the same period of the prior year. Pro forma pretax income for Advanta Mortgage on a portfolio lender basis for the three months ended September 30, 2000, was $1.3 million. Pro forma pretax income on a portfolio lender basis for the three months ended September 30, 1999 was equal to reported pretax income of $14.2 million. The decrease in pro forma pretax income is due to lower mortgage origination volumes as a result of continued implementation of processes required by the regulatory agreements and the costs related to maintenance of an infrastructure at a level that is commensurate with our prior mortgage volumes. These decreases were partially offset by an increase in servicing revenues from growth in the subservicing portfolio, and a decrease in the provision for credit losses.

Advanta Mortgage pretax income (loss) for the nine months ended September 30, 2000 was ($190.0) million as compared to $29.1 million for the same period of the prior year. The decrease in pretax income was due to the reduction in the valuation of the retained interests in mortgage securitizations and increase in on-balance sheet reserves recorded in the second quarter of 2000. These adjustments were made in response to our bank regulatory examination process, including the implementation of the agreements with the bank regulators that were signed during the second quarter and in July 2000, and changes during the second quarter in the market and the political and regulatory environment for subprime lending.

SECURITIZATION INCOME (LOSS)

Advanta Mortgage recognized gains of $35.2 million from the securitization and sale of $1.0 billion of loans in the three months ended September 30, 2000, and recognized gains of $40.1 million from the securitization and sale of $747 million of loans in the three months ended September 30, 1999. Advanta Mortgage recognized gains of $99.8 million from the securitization and sale of $2.0 billion of loans for the nine months ended September 30, 2000 and recognized gains of $115.1 million from the securitization and sale of $2.1 billion of loans in the nine months ended September 30, 1999. Gains on the sale of receivables represented 3.4% of the loans sold in the three months ended September 30, 2000, as compared to 5.4% of the loans sold in the same period of 1999. The gains recognized in the nine months ended September 30, 2000 represented 5.0% of loans sold, as compared to 5.5% of loans sold in the same period of 1999. The decreases in the gains recognized as a percentage of loans sold are due to changes in assumptions used in the calculation of gains in order to comply with the regulatory agreements, and also due to changes in the mix of loans sold. In the three months ended September 30, 2000, a significant portion of loans sold represented loans indirectly originated, which typically have lower yields. The sale of these loans was part of a planned decrease in assets at Advanta National Bank in order to meet capital levels required by the regulatory agreements.

In June 2000, we announced that our banking subsidiaries, Advanta National Bank and Advanta Bank Corp., reached agreements with their respective bank regulatory agencies, primarily relating to the banks' subprime lending operations. The agreements outlined a series of steps to modify processes and formalize and document certain practices and procedures for the banks' subprime lending operations. The agreements also established temporary asset growth limits at Advanta National Bank and deposit growth limits at Advanta Bank Corp., imposed restrictions on taking brokered deposits at Advanta National Bank, and required that by September 30, 2000 Advanta National Bank's capital ratios be maintained at approximately the levels at March 31, 2000. At September 30, 2000, Advanta National Bank was in compliance with the increased capital ratios required by the agreements. We achieved these ratios through a combination of decreasing the assets at Advanta National Bank and making aggregate capital contributions and other investments in Advanta National Bank of approximately $70 million. The agreements also required us to change our charge-off policy for delinquent mortgages to 180 days and to modify our accounting processes and methodology for our allowance for credit losses and valuation of residual assets.

In July 2000, we announced that Advanta National Bank signed an agreement with the Office of the Comptroller of the Currency regarding the carrying value of Advanta National Bank's retained interests in mortgage securitizations and allowance for mortgage credit losses. For Advanta National Bank's June 30, 2000 Call Report, in accordance with the provisions of the agreement, we calculated the valuation of the retained interests based on an 18% discount rate on the interest-only strip and subordinated trust assets, a 15% discount rate on the contractual mortgage servicing rights, a prepayment rate that represents the average prepayment experience for the six months ended February 29, 2000 and cumulative loss rates as a percentage of original principal balance of 6% on closed end mortgage loans and 8% for HELOC (open end) mortgage loans. The agreement required that based on these assumptions, the carrying value of Advanta National Bank's contractual mortgage servicing rights be reduced by $13 million and the carrying value of Advanta National Bank's subordinated trust assets and retained interest-only strip be reduced by a total amount of $201 million. The agreement further required that Advanta National Bank's allowance for credit losses be increased by $22 million. The agreement contains provisions regarding the use of similar discount rate and credit loss assumptions for the calculation of the carrying value of the residual assets in future periods.

For the nine months ended September 30, 2000, Advanta Mortgage securitization income (loss) included a $214.0 million charge due to the increases described above in the discount rate and credit loss assumption used in the valuation of Advanta National Bank's retained interests in mortgage securitizations, including the retained interest-only strip, subordinated trust assets and contractual mortgage servicing rights. During the three months ended June 30, 2000, the subprime lending industry was going through tremendous change due to regulatory and legislative initiatives, changes in market participants caused by the failure of some participants and new entrants into the market, and publicized concerns regarding the business model of certain subprime lenders. The change in the valuation assumptions was made in response to our regulatory examination process, including the implementation of the agreements with the bank regulators that were signed during the second quarter and in July 2000, and changes during the second quarter in the market and the political and regulatory environment for subprime lending. Although the mortgage loan portfolio is performing in line with management's expectations, the change in valuation assumptions in the second quarter was made in light of the more conservative regulatory view and changes during the second quarter in the market and the political and regulatory environment for subprime lending.

In the nine months ended September 30, 1999, securitization income included a $10.0 million charge for additional reserves recorded on the retained interest-only strip that resulted from the adoption of more conservative fair value assumptions. There were no similar charges to retained interests in mortgage securitizations in the three months ended September 30, 2000 or 1999.

The following summarizes the fair value assumptions used in the valuation of our retained interests at September 30, 2000 and December 31, 1999.

                                      SEPTEMBER 30,   DECEMBER 31,
                                          2000           1999
                                          ----           ----
Assumed constant prepayment rates:
   Fixed rate loans                         20%            25%
   Variable rate loans                      34             39
   Lines of credit                          25             30

Assumed loss rate (annualized)            1.87%          1.38%

The weighted average discount rate used in the estimation of the fair value of the retained interest-only strip and subordinated trust assets was 18% at September 30, 2000 and approximately 12% at December 31, 1999.

PORTFOLIO LENDER ANALYSIS

Gain on sale accounting is required under generally accepted accounting principles for securitizations structured as sales. In the fourth quarter of 1998, we began to analyze and evaluate Advanta Mortgage's financial results from a portfolio lender's perspective as well as under generally accepted accounting principles. The following tables present Advanta Mortgage's reported results, adjusted to approximate the results, excluding valuation adjustments made during the three months ended June 30, 2000, of a portfolio lender for the three and nine months ended September 30, 2000 and 1999 ($ in thousands).

PORTFOLIO LENDER ANALYSIS

                                            THREE MONTHS ENDED                             THREE MONTHS ENDED
                                            SEPTEMBER 30, 2000                             SEPTEMBER 30, 1999
                                ------------------------------------------      -----------------------------------------
                                                                 Advanta                                        Advanta
                                                    Pro          Mortgage                          Pro          Mortgage
                                  Advanta          Forma           as a           Advanta         Forma           as a
                                  Mortgage        Adjust-        Portfolio        Mortgage       Adjust-        Portfolio
                                As Reported        ments          Lender        As Reported       ments          Lender
-------------------------------------------------------------------------------------------------------------------------
REVENUES:
Interest income                  $  37,186       $ 199,420       $ 236,606       $  28,239      $ 182,379       $ 210,618
Securitization income               35,236         (35,236)              0          40,139        (40,139)              0
Servicing revenues                  33,717         (13,324)         20,393          24,802         (7,815)         16,987
Other revenues, net                   (607)              0            (607)          1,135              0           1,135
-------------------------------------------------------------------------------------------------------------------------
 Total revenues                    105,532         150,860         256,392          94,315        134,425         228,740
-------------------------------------------------------------------------------------------------------------------------

EXPENSES:
Operating expenses                  63,237           1,920          65,157          56,301          1,895          58,196
Interest expense                    24,240         135,354         159,594          17,882        117,076         134,958
Provision for credit losses              0          28,575          28,575           4,078         15,454          19,532
Minority interest in income
 of consolidated subsidiary          1,744               0           1,744           1,865              0           1,865
-------------------------------------------------------------------------------------------------------------------------
 Total expenses                     89,221         165,849         255,070          80,126        134,425         214,551
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes          16,311         (14,989)          1,322          14,189              0          14,189
Income tax expense                       0             509             509           5,605              0           5,605
-------------------------------------------------------------------------------------------------------------------------
Net income                       $  16,311       $ (15,498)      $     813       $   8,584      $       0       $   8,584
=========================================================================================================================

                                                  NINE MONTHS ENDED                             NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2000                            SEPTEMBER 30, 1999
                                      -------------------------------------------    -----------------------------------------
                                                                        Advanta
                                                                      Mortgage as
                                                                      a Portfolio                                    Advanta
                                                      Pro Forma &       Lender                          Pro          Mortgage
                                       Advanta           Other          Before         Advanta         Forma           as a
                                       Mortgage         Adjust-        Valuation      Mortgage        Adjust-        Portfolio
                                      As Reported        ments        Adjustments    As Reported       ments           Lender
------------------------------------------------------------------------------------------------------------------------------
REVENUES:
Interest income                        $ 133,762       $ 562,498       $ 696,260      $  99,345      $ 523,827       $ 623,172
Securitization income (loss)            (134,325)        134,325               0        105,115       (105,115)              0
Servicing revenues                       102,056         (39,868)         62,188         72,123        (24,143)         47,980
Other revenues, net                        3,385               0           3,385          3,126              0           3,126
------------------------------------------------------------------------------------------------------------------------------
 Total revenues                          104,878         656,955         761,833        279,709        394,569         674,278
------------------------------------------------------------------------------------------------------------------------------

EXPENSES:
Operating expenses                       189,701           5,598         195,299        175,696          5,576         181,272
Interest expense                          75,878         383,067         458,945         60,142        343,076         403,218
Provision for credit losses               23,508          52,744          76,252          9,145         35,917          45,062
Minority interest in income
 of consolidated subsidiary                5,318               0           5,318          5,617              0           5,617
------------------------------------------------------------------------------------------------------------------------------
 Total expenses                          294,405         441,409         735,814        250,600        384,569         635,169
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes       (189,527)        215,546          26,019         29,109         10,000          39,109
Income tax expense                             0          10,017          10,017         11,444          3,950          15,394
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                      $(189,527)      $ 205,529       $  16,002      $  17,665      $   6,050       $  23,715
==============================================================================================================================

With respect to the pro forma portfolio lender results, individual line items are stated as if the securitized mortgages were still owned by Advanta and remained on the balance sheet. The pro forma adjustments (1) eliminate the gain on sale, including the servicing component, (2) reflect interest income, interest expense and operating expenses as if the sales had not occurred, and
(3) eliminate the impact of valuation adjustments reflected in the reported results. The pro forma adjustment to provision for credit losses represents the amount by which the provision would have increased from that reported had the securitized Advanta Mortgage loans remained on the balance sheet and the provision for credit losses on the securitized loans been equal to actual reported charge-offs. The provision for credit losses is also adjusted to exclude the increase recorded in connection with the regulatory agreements in the three months ended June 30, 2000. The actual provision for credit losses of a portfolio lender could differ from the charge-offs depending upon the age and composition of the portfolio and the timing of charge-offs. Carrying value adjustments to retained interests in securitizations, including contractual mortgage servicing rights, and loan loss reserves in the three months ended June 30, 2000 are excluded from the pro forma results above. Income tax expense amounts for the three and nine month periods ended September 30, 2000 are adjusted to a normalized rate of 38.5%.

ORIGINATIONS

Originations for Advanta Mortgage were as follows ($ in thousands):

                           THREE MONTHS ENDED                            NINE MONTHS ENDED
                              SEPTEMBER 30,            PERCENTAGE           SEPTEMBER 30,            PERCENTAGE
                          2000            1999          DECREASE        2000            1999          DECREASE
                       ----------      ----------      ----------    ----------      ----------      ----------
Direct                 $  233,149      $  368,654         (37)%      $  914,582      $1,179,738         (22)%
Indirect:
  Broker                   80,974         163,720         (51)          462,505         537,696         (14)
  Other Indirect                0          34,941        (100)            4,692         288,920         (98)
                       ----------      ----------                    ----------      ----------
Subtotal Indirect          80,974         198,661         (59)          467,197         826,616         (43)
Auto                            0               0           0                 0           5,103        (100)
                       ----------      ----------                    ----------      ----------
Total                  $  314,123      $  567,315         (45)       $1,381,779      $2,011,457         (31)
                       ==========      ==========                    ==========      ==========

We continue to shift the composition of the managed mortgage portfolio toward a higher proportion of direct and broker originations, which tend to have higher yields and are typically more profitable than loans originated through other indirect channels. The dollar volume of originations from direct to consumer channels represented 74% of total originations for the three months ended September 30, 2000 as compared to 65% for the three months ended September 30, 1999 and 66% for the nine months ended September 30, 2000 as compared to 59% for the nine months ended September 30, 1999. At September 30, 2000, 48% of the managed mortgage portfolio consisted of loans originated directly from consumers. This compares to 42% at December 31, 1999 and 40% at September 30, 1999. Home equity lines of credit represented 14% of the managed mortgage loan portfolio at September 30, 2000, as compared to 10% at December 31, 1999, and 9% at September 30, 1999.

The decrease in the dollar volume of direct originations for the three and nine months ended September 30, 2000 as compared to the same periods of 1999 is primarily due to the impact of the implementation of the regulatory agreements in the second and third quarters of 2000. The decrease in indirect originations for the three and nine months ended September 30, 2000 as compared to the same periods of 1999 resulted from our decision in 1999 to curtail the purchase of pools of loans through indirect channels, other than broker originations. Consistent with the strategy of focusing on profitable loan growth over volume, the decision was based on unfavorable market pricing and management's commitment to purchasing loans only when the loans exceed certain profitability characteristics. There were no auto loans originated in 2000 due to our exit from the auto finance business in the first quarter of 1999.

SERVICING REVENUES

Servicing revenues were $33.7 million for the three months ended September 30, 2000, as compared to $24.8 million for the same period in 1999. For the nine months ended September 30, 2000, servicing revenues were $102.1 million, as compared to $72.1 million for the nine months ended September 30, 1999. The increase in servicing revenues is due to an increase in average serviced receivables of $3.1 billion and $3.7 billion for the three and nine months ended September 30, 2000, respectively, as compared to the same periods of 1999. Advanta Mortgage's subservicing portfolio was $12.7 billion at September 30, 2000, as compared to $11.9 billion at December 31, 1999 and $10.5 billion at September 30, 1999. The increase in the subservicing portfolio resulted primarily from growth in existing clients' portfolios. One of our larger subservicing clients, which represented 37% of the subservicing portfolio at September 30, 2000, has decided to move aspects of its servicing in-house and, therefore, will terminate its subservicing contract effective during the fourth quarter of 2000. We expect to collect a termination fee in connection with cancellation of the contract, which will partially offset the financial impact of the cancellation.

ADVANTA LEASING SERVICES

OVERVIEW

Advanta Leasing Services offers flexible lease financing programs on small-ticket equipment to small businesses. Pretax loss for Advanta Leasing Services was $12.0 million for the three months ended September 30, 2000 as compared to pretax income of $1.6 million for the three months ended September 30, 1999. The pretax loss in the three months ended September 30, 2000 as compared to the income from the same period of 1999 was primarily attributable to $3.0 million of additional on-balance sheet loan loss reserves and a $7.0 million reduction in the valuation of retained interests in leasing securitizations recorded in the three months ended September 30, 2000. Both of these charges were related to higher credit losses associated with certain unprofitable segments of broker originations from prior periods. Originations from these unprofitable broker segments were discontinued in 2000. In addition, net income in the three months ended September 30, 2000 was lower than the same period of the prior year due to a decrease in origination volume.

Pretax loss for the nine months ended September 30, 2000 was $28.9 million as compared to pretax income of $5.4 million for the comparable period in 1999. In addition to the reasons for the variance in pretax income discussed above relating to the three months ended September 30, 2000 and 1999, the decrease in pretax income in the nine months ended September 30, 2000 was attributable to lower margins and a $9.5 million pretax reduction in the valuation of retained interests in leasing securitizations in the three months ended March 31, 2000.

SECURITIZATION INCOME

Advanta Leasing Services recognized $1.4 million in gains on the sale of $70 million of leases for the three months ended September 30, 2000, as compared to $4.0 million in gains on the sale of $107 million of leases for the three months ended September 30, 1999. As a percentage of receivables sold, the gains during the three months ended September 30, 2000 represented 2.1%, while the gains during the three months ended September 30, 1999 represented 3.8%. In the nine months ended September 30, 2000, Advanta Leasing Services recognized $6.3 million in gains on the sale of $304 million of leases, as compared to $13.3 million in gains on the sale of $308 million of leases in the same period of 1999. As a percentage of receivables sold, these gains represented 2.1% in 2000 and 4.3% in 1999. The decrease in gain as a percentage of loans sold in both periods resulted from a reduction in net interest income spread on securitized receivables. The sales were through a combination of commercial paper conduit programs and a public lease securitization.

Securitization income included a $7.0 million pretax charge in the three months ended September 30, 2000 and $20.3 million of pretax charges in the nine months ended September 30, 2000. These charges resulted from changes in valuation assumptions related to retained interests in leasing securitizations, primarily due to higher credit losses associated with certain unprofitable segments of broker originations from prior periods. There were no similar charges in the three or nine months ended September 30, 1999.

ORIGINATIONS

Originations for Advanta Leasing Services were as follows ($ in thousands):

              THREE MONTHS ENDED                       NINE MONTHS ENDED      PERCENTAGE
                 SEPTEMBER 30,        PERCENTAGE         SEPTEMBER 30,         INCREASE
              2000          1999       DECREASE       2000          1999      (DECREASE)
----------------------------------------------------------------------------------------
Vendor      $ 42,877      $ 52,441       (18)%      $130,806      $152,560       (14)%
Broker         9,910        39,700       (75)         57,906       122,497       (53)
Other         18,027        20,474       (12)         79,621        60,778        31
----------------------------------------------------------------------------------------
Total       $ 70,814      $112,615       (37)       $268,333      $335,835       (20)
========================================================================================

The decreases in vendor and broker originations were consistent with our focus on profitable loan growth over volume. The increase in other originations for the nine months ended September 30, 2000 as compared to the same period in 1999 resulted from a private label service agreement with a national direct marketer of leases. This agreement was discontinued effective October 1, 2000.

ADVANTA CORP.

INTEREST INCOME AND EXPENSE

Interest income on receivables and investments, excluding the interest component of previously discounted cash flows on retained interests in securitizations, increased by $12.0 million for the three months ended September 30, 2000 as compared to the same period in 1999, and increased $41.2 million for the nine months ended September 30, 2000 as compared to the same period in 1999. During the three months ended September 30, 2000, interest expense increased by $10.1 million as compared to the same period in 1999, and increased $23.0 million for the nine months ended September 30, 2000 as compared to the same period in 1999. The increase in interest income in both periods was due to an increase in yields on receivables as well as an increase in average on-balance sheet receivables. The increase in interest expense in both periods was due to an increase in the cost of funds. Our cost of funds increased to 7.15% for the three months ended September 30, 2000 from 5.84% in the same period in 1999, and increased to 6.77% in the nine months ended September 30, 2000 from 5.80% in the same period in 1999. The increase in the cost of funds in 2000 was primarily attributable to rising market interest rates.

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

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                         THREE MONTHS ENDED SEPTEMBER 30,

                                                2000                                         1999
                              ---------------------------------------      ---------------------------------------
                                AVERAGE                        YIELD/        AVERAGE                        YIELD/
                               BALANCE(1)       INTEREST       RATE         BALANCE(1)       INTEREST       RATE
                              -----------      ----------      ------      -----------      ----------      ------
ON-BALANCE SHEET
Mortgage loans                $   637,627      $   16,983      10.60%      $   697,713      $   16,477       9.37%
Business credit cards             473,210          23,789      20.00           284,874          12,367      17.22
Leases                             87,349           3,745      17.15           110,132           2,918      10.60
Auto loans                          5,910             228      15.37             2,699              84      12.40
Other loans                        24,250             233       3.82            17,322             548      12.56
                              -----------      ----------                  -----------      ----------
Total receivables(2)            1,228,346          44,978      14.57         1,112,740          32,394      11.56
Retained interests in
 securitizations                  388,961          17,991      18.50           513,957          10,618       8.26
Investments(2)                  1,126,681          17,632       6.21         1,396,623          20,937       5.97
                              -----------      ----------                  -----------      ----------
Total interest-earning
 assets                       $ 2,743,988      $   80,601      11.70%      $ 3,023,320      $   63,949       8.42%

Interest-bearing
 liabilities                  $ 2,833,029      $   50,876       7.15%      $ 2,788,784      $   40,975       5.84%

Net interest spread                                             4.55%                                        2.58%
Net interest margin                                             4.31%                                        3.01%

OFF-BALANCE SHEET
Mortgage loans
 securitized                  $ 7,632,239                                  $ 7,580,722
Business credit cards
 securitized                      999,519                                      621,158
Leases securitized                709,026                                      631,439
Auto loans securitized             47,250                                      108,658
                              -----------                                  -----------
Total average
 securitized receivables      $ 9,388,034                                  $ 8,941,977
                              ===========                                  ===========
Total average managed
 receivables                  $10,616,380                                  $10,054,717
                              ===========                                  ===========

Managed net interest
 margin (3)                                                     4.43%                                        3.75%

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

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                         NINE MONTHS ENDED SEPTEMBER 30,

                                                2000                                        1999
                              ---------------------------------------      --------------------------------------
                                 AVERAGE                       YIELD/       AVERAGE                        YIELD/
                                BALANCE(1)      INTEREST       RATE        BALANCE(1)       INTEREST       RATE
                              -----------      ----------      ------      ----------      ----------      ------
ON-BALANCE SHEET
Mortgage loans                $   913,848      $   70,462      10.30%      $  781,960      $   53,549       9.16%
Business credit cards             407,266          58,369      19.14          204,189          25,218      16.51
Leases                            109,135          11,455      14.00          108,371           7,639       9.40
Auto loans                          5,777             787      18.19           18,827           2,079      14.77
Other loans                        21,657             629       3.88           17,385           1,640      12.61
                              -----------      ----------                  ----------      ----------
Total receivables(2)            1,457,683         141,702      12.98        1,130,732          90,125      10.66
Retained interests in
 securitizations                  483,611          57,457      15.84          516,442          35,106       9.06
Investments(2)                  1,054,341          50,542       6.37        1,454,935          60,960       5.57
                              -----------      ----------                  ----------      ----------
Total interest-earning
 assets                       $ 2,995,635      $  249,701      11.12%      $3,102,109      $  186,191       8.00%

Interest-bearing
 liabilities                  $ 2,920,584      $  148,117       6.77%      $2,881,632      $  125,030       5.80%

Net interest spread                                             4.35%                                       2.20%
Net interest margin                                             4.53%                                       2.64%

OFF-BALANCE SHEET
Mortgage loans
 securitized                  $ 7,429,278                                  $7,438,740
Business credit cards
 securitized                      897,615                                     661,321
Leases securitized                692,326                                     591,180
Auto loans securitized             60,080                                     130,933
                              -----------                                  ----------
Total average
 securitized receivables      $ 9,079,299                                  $8,822,174
                              ===========                                  ==========
Total average managed
 receivables                  $10,536,982                                  $9,952,906
                              ===========                                  ==========

Managed net interest
 margin (3)                                                     4.36%                                       3.55%

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

OTHER REVENUES

($ in thousands)                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
---------------------------------------------------------------------------------------------
                                           2000           1999           2000           1999
---------------------------------------------------------------------------------------------
Business credit card
  interchange income                     $16,349        $ 8,909        $44,348        $23,273
Leasing other revenues                     2,294          3,862          9,158         12,613
Investment securities gains, net             556          2,109         10,422         29,781
Insurance revenues, net and other          1,244          3,770         11,607         10,603
---------------------------------------------------------------------------------------------
Total other revenues, net                $20,443        $18,650        $75,535        $76,270
=============================================================================================

Business credit card interchange income increased by $7.4 million for the three months ended September 30, 2000 and $21.1 million for the nine months ended September 30, 2000, as compared to the same periods of 1999. The increase in both periods was due to higher purchase volume related to the increase in average managed business credit card accounts and receivables.

Investment securities gains, net, include changes in the fair value and realized gains on venture capital investments. Investment securities gains for the nine months ended September 30, 2000 include a $9.4 million gain on the sale of an investment. Included in investment securities gains in the nine months ended September 30, 1999, is an $18 million gain on an investment in a company that was merged with another entity in exchange for that entity's stock in the first quarter of 1999. The stock received had a value significantly higher than our basis in its investment. In the second quarter of 1999, we sold the majority of this stock, realizing an additional gain of approximately $10 million.

Insurance revenues, net and other in the three months ended September 30, 2000 includes a charge of approximately $3 million in the insurance business relating to a large policy claim settled during the quarter. We have been notified by Progressive Casualty Insurance Company that it does not intend to renew the strategic alliance with Advanta Insurance when the original five year term for the alliance expires next year. The agreement governing the relationship between Advanta Insurance and Progressive requires that upon termination, we transfer our interest in the assets and liabilities of the strategic alliance to Progressive, and that Progressive make certain payments to us, subject to certain adjustments.

OPERATING EXPENSES

($ in thousands)                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------
                                                 2000             1999             2000            1999
---------------------------------------------------------------------------------------------------------
Salaries and employee benefits                 $ 30,125         $ 32,128         $ 90,629        $ 95,064
Marketing expense                                23,258           11,644           66,908          39,785
Amortization of business credit card
   deferred origination costs, net                6,720            1,208           16,279           3,564
Equipment expense                                 6,336            5,253           18,286          15,767
Professional fees                                 5,403            6,503           15,818          19,419
External processing expense                       5,182            4,112           15,047          11,001
Occupancy expense                                 4,370            4,132           12,942          12,297
Credit and collection expense                     3,859            5,697           13,444          14,606
Telephone expense                                 3,324            2,743            9,646           8,279
Postage expense                                   1,682            1,556            4,920           4,551
Credit card fraud losses                            565              191            1,258             625
Other                                             7,103            7,535           21,228          26,356
---------------------------------------------------------------------------------------------------------
Total operating expenses                       $ 97,927         $ 82,702         $286,405        $251,314
=========================================================================================================
At quarter end:
 Number of accounts managed (in 000's)
                                                    884              621              N/A             N/A
 Number of employees                              2,763            2,574              N/A             N/A
For the quarter:
  Efficiency ratio                                65.52%           62.01%           62.75%          66.80%
  Operating expenses as a percentage of
    average managed receivables (1)                3.44%            3.24%            3.42%           3.32%
---------------------------------------------------------------------------------------------------------

(1) Excludes amortization of business credit card deferred origination costs, net.

Operating expenses as a percentage of average managed receivables for the three months and nine months ended September 30, 2000 were higher than the same periods of 1999. The increase in the operating expense ratios are due to the costs related to maintenance of an infrastructure at a level that is commensurate with our prior mortgage origination volumes, although volumes have decreased as a result of the implementation of processes required by the regulatory agreements.

Marketing expense increased by $11.6 million for the three months ended September 30, 2000 as compared to the same period of 1999, and increased by $27.1 million for the nine months ended September 30, 2000 as compared to the same period of 1999. These increases are primarily due to increased marketing and account origination activities in Advanta Business Cards.

In the three months ended September 30, 2000, there was a $5.5 million increase in the amortization of business credit card deferred origination costs, net, and a $1.1 million increase in external processing expense compared to the same period of 1999. In the nine months ended September 30, 2000 there was a $12.7 million increase in the amortization of business credit card deferred origination costs, net, and a $4.0 million increase in external processing expense compared to the same period of 1999. These increases in deferred origination cost amortization and external processing expenses are due to the growth in managed business credit card receivables. For the three months ended September 30, 2000 there was a $1.1 million decrease in professional fees, as compared to the same period of 1999. In the nine months ended September 30, 2000 there was a $3.6 million decrease in professional fees, as compared to the same period of 1999. These decreases were due to a decrease in consulting and outsourcing costs, including consulting costs associated with the year 2000 computer issue.

PROVISION FOR CREDIT LOSSES

For the three months ended September 30, 2000, the provision for credit losses of $21.0 million represented an increase of $10.5 million from the provision for credit losses of $10.5 million in the same period of 1999. The increase was due to an $11.3 million increase in the provision for credit losses relating to business credit cards, a $4.1 million decrease in the provision related to Advanta Mortgage loans, and a $3.3 million increase in the provision related to lease receivables. Approximately $6 to $8 million of the increase in the business credit card provision strengthened on-balance sheet reserves and is attributable to a revision of the methodology for estimating credit losses as a result of our recent discussions with the FDIC relating to the implementation of the agreement between Advanta Bank Corp. and the FDIC that was previously disclosed in June 2000, and the remainder of the increase is due to the maturing and growth of the portfolio. The decrease in the provision for credit losses related to Advanta Mortgage loans was due a decrease in on-balance sheet Advanta Mortgage loans of $750 million in the three months ended September 30, 2000. The increase in the provision for credit losses related to lease receivables was due to higher credit loss experience associated with certain unprofitable segments of broker originations from prior periods.

For the nine months ended September 30, 2000, the provision for credit losses increased to $59.9 million from $28.0 million for the same period in 1999. The increase in the provision in the nine months ended September 30, 2000 was $31.9 million, of which $14.4 million related to provisions for credit losses on Advanta Mortgage loans, $17.7 million related to provisions for credit losses on business credit cards, and $4.4 million related to provisions for credit losses on lease receivables. The provision for credit losses for the nine months ended September 30, 1999 also included a $4.6 million provision related to our exit from the auto finance business. The increase in the provision relating to Advanta Mortgage loans represents an increase in the credit loss assumption made in response to our regulatory examination process including the implementation of the agreements with the bank regulators that were signed during the second quarter and in July 2000, and changes during the second quarter in the market and the political and regulatory environment for subprime lending. In addition to the increase discussed above for the three month period ended September 30, 2000, the increase in Advanta Business Cards' provision for the nine months ended September 30, 2000 relates to a $203 million increase in average on-balance sheet business credit card receivables.

ASSET QUALITY

Nonperforming assets include: Advanta Mortgage loans, business credit cards and leases past due 90 days or more; real estate owned; and bankrupt, decedent and fraudulent business credit cards. The carrying value for real estate owned is based on fair value, net of estimated costs of disposition, and is reflected in other assets. We charge losses on nonperforming Advanta Mortgage loans against the allowance generally at the earlier of foreclosure or when they have become 180 days delinquent. This policy was implemented in the three months ended June 30, 2000. The previous policy was the earlier of foreclosure or 12 months delinquent. Losses on lease receivables are generally charged against the allowance when 121 days contractually delinquent. During the three months ended June 30, 2000 the timing of the delinquency measurement of lease receivables was changed from mid-month to month end. See the following tables for charge-off rates using the new and prior methodologies for both mortgage loans and leases. Our charge-off policy, as it relates to business credit card accounts, is to charge-off an unpaid receivable at 180 days contractually delinquent. Business credit card accounts suspected of being fraudulent are charged-off after a 90-day investigative period, unless our investigation shows no evidence of fraud. Bankrupt business credit card accounts are currently charged off within a 90-day investigative period after receipt of notification. However, this policy for bankrupt accounts will be changed to within 60 days of notification in the fourth quarter of 2000 in accordance with FFIEC guidelines. This change in policy is not expected to have an impact on net income for the fourth quarter, since our current policy is to provide an allowance for credit losses for bankrupt accounts when we receive notification of bankruptcy.

We had lower mortgage originations during the three and nine months ended September 30, 2000 in comparison with the same periods of the prior year due to the implementation of the regulatory agreements, as well as our focus on profitable loan growth over volume. These factors have resulted in a significant reduction in the rate of portfolio growth relative to prior periods. The decline in the growth rate has reduced the proportion of new, unseasoned loans in the portfolio. This "seasoning" effect results in higher reported delinquencies and charge-offs consistent with an aging portfolio. The increase in reported delinquency and charge-off rates for mortgage loans is partially attributable to seasoning of the mortgage loan portfolio. In addition, the increase in delinquencies was impacted by temporary operational considerations and a general increase in delinquencies experienced across the mortgage lending industry.

Delinquency and charge-off rates on business credit cards continued to perform in line with our expectations. After increasing the allowance for credit losses in the three months ended September 30, 2000, reserves as a percentage of owned receivables increased to 6.7% at September 30, 2000 as compared to 5.3% at December 31, 1999. Based on the average owned net charge-offs for the quarter, the on-balance sheet allowance for credit losses represents 16 months of charge-off coverage at September 30, 2000. Managed charge-offs for the three months ended September 30, 2000 were 4.8% as compared to 5.3% for the same period of the prior year. As the accounts that we added during the second half of 1999 mature, we anticipate that charge-offs on business credit cards will increase, but remain within our current reserve level. The charge-off rate for the fourth quarter of 2000 will be higher in part due to the implementation of a new charge-off policy for bankrupt accounts discussed above.

Charge-off rates on leases have increased in the nine months ended September 30, 2000 as compared to the same period in the prior year. This increase is due to the performance of certain unprofitable segments of broker originations from prior periods. We expect the impact of this segment of the lease portfolio to moderate by the end of the year.

The following tables provide a summary of nonperforming assets, delinquencies and charge-offs, under the new and prior methodologies where applicable, as of and for the year-to-date periods indicated ($ in thousands).

                                                                       SEPT. 30,          DEC. 31,           SEPT. 30,
CONSOLIDATED - MANAGED                                                   2000               1999               1999
----------------------------------------------------------------------------------------------------------------------
Nonperforming assets                                                 $  495,379         $  511,301         $  497,859
Total loans 30 days or more delinquent                                  875,528            838,563            767,406
As a percentage of gross receivables:
    Nonperforming assets
        New methodology (A)                                                 4.7%
        Prior methodology                                                   5.0                5.0%               4.9%
    Total loans 30 days or more delinquent
        New methodology (A)                                                 8.3
        Prior methodology                                                   8.6                8.2                7.6
Net charge-offs:
    Amount                                                           $  195,483         $  155,452         $  109,951
    As a percentage of average gross receivables (annualized)
        New methodology (A)                                                 2.5%
        Prior methodology                                                   2.0                1.6%               1.5%
ADVANTA MORTGAGE LOANS - MANAGED
Nonperforming assets                                                 $  450,337         $  475,711         $  465,115
Total loans 30 days or more delinquent                                  745,903            729,187            669,954
As a percentage of gross receivables:
    Nonperforming assets
        New methodology (A)                                                 5.5%
        Prior methodology                                                   5.9                5.7%               5.6%
    Total loans 30 days or more delinquent
        New methodology (A)                                                 9.1
        Prior methodology                                                   9.5                8.7                8.0
Net charge-offs - Closed end mortgage loans:
    Amount                                                           $   94,144         $   60,351         $   40,104
    As a percentage of average gross receivables (annualized)
        New methodology (A)                                                 1.7%
        Prior methodology                                                   1.2                0.8%               0.7%
Net charge-offs -Open end mortgage loans:
    Amount                                                           $   20,941         $    3,952         $    1,836
    As a percentage of average gross receivables (annualized)
        New methodology (A)                                                 2.6%
        Prior methodology                                                   2.1                0.7%               0.5%
Net charge-offs - Auto Loans:
    Amount                                                           $    4,719         $   18,855         $   15,757
    As a percentage of average gross receivables (annualized)               9.6%              13.9%              14.0%
BUSINESS CREDIT CARDS - MANAGED
Nonperforming assets                                                 $   35,355         $   23,498         $   21,178
Total loans 30 days or more delinquent                                   66,036             38,437             31,829
As a percentage of gross receivables:
    Nonperforming assets                                                    2.3%               2.3%               2.3%
    Total loans 30 days or more delinquent                                  4.3                3.7                3.4
Net charge-offs - Business Credit Cards:
    Amount                                                           $   42,834         $   44,309         $   34,725
    As a percentage of average gross receivables (annualized)               4.4%               5.0%               5.4%
LEASES - MANAGED
Nonperforming assets                                                 $    9,126         $   11,472         $   11,109
Total loans 30 days or more delinquent                                   62,574             69,695             64,780
As a percentage of gross receivables:
    Nonperforming assets
        New methodology (A)                                                 1.2%
        Prior methodology                                                   1.5                1.4%               1.4%
    Total loans 30 days or more delinquent
        New methodology (A)                                                 7.9
        Prior methodology                                                   8.2                8.8                8.3
Net charge-offs - Leases:
    Amount                                                           $   32,845         $   25,586         $   17,501
    As a percentage of average gross receivables (annualized)
        New methodology (A)                                                 5.4%
        Prior methodology                                                   5.0                3.6%               3.3%

(A) Beginning in the second quarter of 2000, charge-off and delinquency statistics reflect the adoption of new charge-off policies for mortgage loans and leases. Under the new policy, mortgage loans are generally charged-off at the earlier of foreclosure or 180 days delinquent. The previous policy was the earlier of foreclosure or 12 months delinquent. Leases are generally charged-off at 121 days delinquent, however, under the new policy, the timing of the delinquency measurement was changed from mid-month to month end in the second quarter of 2000. Cumulative catch-up adjustments included in second quarter charge-off amounts are not annualized when calculating the annualized charge-off rates under the new methodologies.

                                                                      SEPT. 30,          DEC. 31,          SEPT. 30,
CONSOLIDATED - OWNED                                                    2000               1999              1999
--------------------------------------------------------------------------------------------------------------------
Allowance for credit losses                                          $  64,624          $  41,847         $  35,328
Nonperforming assets                                                    49,830             45,620            51,158
Total loans 30 days or more delinquent                                  74,750             62,850            62,618
As a percentage of gross receivables:
    Allowance for credit losses                                            7.0%               2.8%              3.7%
    Nonperforming assets
        New methodology (A)                                                5.4
        Prior methodology                                                  6.2                3.1               5.3
    Total loans 30 days or more delinquent
        New methodology (A)                                                8.1
        Prior methodology                                                  8.9                4.3               6.5
Net charge-offs:
    Amount                                                           $  29,351          $  27,547         $  19,426
    As a percentage of average gross receivables (annualized)
        New methodology (A)                                                2.7%
        Prior methodology                                                  2.0                2.4%              2.3%
ADVANTA MORTGAGE LOANS - OWNED
Allowance for credit losses                                          $  25,073          $  21,743         $  16,480
Nonperforming assets                                                    37,713             36,709            42,355
Total loans 30 days or more delinquent                                  47,996             45,263            45,527
As a percentage of gross receivables:
    Allowance for credit losses                                            7.6%               2.1%              2.6%
    Nonperforming assets
        New methodology (A)                                               11.4
        Prior methodology                                                 13.3                3.5               6.8
    Total loans 30 days or more delinquent
        New methodology (A)                                               14.5
        Prior methodology                                                 16.4                4.3               7.3
Net charge-offs - Closed end mortgage loans:
    Amount                                                           $  11,234          $   7,887         $   5,840
    As a percentage of average gross receivables (annualized)
        New methodology (A)                                                1.9%
        Prior methodology                                                  1.0                1.2%              1.2%
Net charge-offs - Open end mortgage loans:
    Amount                                                           $   1,419          $     502         $     183
    As a percentage of average gross receivables (annualized)
        New methodology (A)                                                1.3%
        Prior methodology                                                   .3                 .4%               .2%
Net charge-offs (recoveries) - Auto Loans:
    Amount                                                           $    (204)         $   3,732         $   3,777
    As a percentage of average gross receivables (annualized)             (4.7%)             25.6%             26.7%
BUSINESS CREDIT CARDS - OWNED
Allowance for credit losses                                          $  31,164          $  14,663         $  10,784
Nonperforming assets                                                    10,922              6,408             5,906
Total loans 30 days or more delinquent                                  20,722             10,347             7,792
As a percentage of gross receivables:
    Allowance for credit losses                                            6.7%               5.3%              5.6%
    Nonperforming assets                                                   2.4                2.3               3.1
    Total loans 30 days or more delinquent                                 4.5                3.8               4.1
Net charge-offs - Business Credit Cards:
    Amount                                                           $  12,974          $  10,103         $   7,874
    As a percentage of average gross receivables (annualized)              4.2%               4.8%              5.1%
LEASES - OWNED
Allowance for credit losses                                          $   6,056          $   3,110         $   3,368
Nonperforming assets                                                       634              1,883             2,440
Total loans 30 days or more delinquent                                   5,017              5,996             8,456
As a percentage of gross receivables:
    Allowance for credit losses                                            6.0%               2.3%              2.6%
    Nonperforming assets
        New methodology (A)                                                 .6
        Prior methodology                                                  1.2                1.4               1.9
    Total loans 30 days or more delinquent
        New methodology(A)                                                 5.0
        Prior methodology                                                  5.6                4.5               6.6
Net charge-offs - Leases:
    Amount                                                           $   3,928          $   2,926         $   1,721
    As a percentage of average gross receivables (annualized)
        New methodology (A)                                                4.8%
        Prior methodology                                                  4.1                2.7%              2.1%

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

Employee costs associated with Consumer Credit Card Transaction/Tender Offer

In 1998, we accelerated vesting of 43.15% of outstanding options that were not vested at the time of the closing of the Consumer Credit Card Transaction. In connection with the Tender Offer (see Note 15 to the Consolidated Financial Statements), present and former directors and employees who held exercisable options to purchase Class A and Class B Common Stock tendered these options in lieu of first exercising the options and tendering the underlying stock. We used approximately $850 million, before taking into account the exercise price of options, to repurchase the shares in the Tender Offer. In addition, we also amended the terms of options granted to employees who became employees of Fleet LLC or whose employment with us was otherwise terminated in connection with the Consumer Credit Card Transaction (the "Affected Employees") to extend the post-employment exercise period. Although there was a charge to earnings associated with this amendment, there was no net impact to capital as a result of this amendment. We also canceled options issued to certain members of the Board of Directors and replaced the canceled options with stock appreciation rights.

In March 1997, the Compensation Committee of the Board of Directors approved the Advanta Senior Management Change of Control Severance Plan which provides benefits to senior management employees in the event of a change of control of Advanta if, within one year of the date of a change of control, there has been either an actual or constructive termination of the senior management employee. In February 1998, pursuant to our agreement with Fleet, the Compensation Committee approved an amendment to the management severance plan that allows the Office of the Chairman, in its sole discretion, to extend the level of benefits that would otherwise be allowed in the event of a change of control to Affected Employees. The Board of Directors also authorized the Chairman of the Board, in his sole discretion, to pay bonuses to certain key employees in recognition of their efforts on behalf of Advanta in the consumer credit card business strategic alternatives process. In accordance with our agreement with Fleet, Fleet LLC agreed to assume Advanta's management severance plan and 50% of the bonus payments with respect to those Affected Employees who became employees of Fleet LLC in connection with the Consumer Credit Card Transaction. In May 1997, the Board of Directors adopted the Office of the Chairman Supplemental Compensation Program which entitled the members of the Office of the Chairman to receive benefits in the event of a change of control or other similar transaction. In October 1997, we announced that the Chief Executive Officer of Advanta Corp. and the Chief Executive Officer of the consumer credit card business unit were leaving Advanta in connection with the Consumer Credit Card Transaction. These benefits were all contingent upon the consummation of the Consumer Credit Card Transaction and were recognized upon the closing of the transaction.

In connection with our evaluation of consumer credit card business strategic alternatives and the Consumer Credit Card Transaction, we adopted special retention programs. Under these programs, certain employees were entitled to receive special payments based on their targeted bonuses and contingent upon their continued employment with Advanta or a successor entity. The first payments under the special retention programs were made in March 1998. Further, in March 1998, we identified employees that would be terminated in connection with the Consumer Credit Card Transaction as part of the corporate restructuring to reduce corporate expenses. During the first quarter of 1998, the Board of Directors approved the corporate restructuring and affected employees were informed of the termination benefits they would receive. Substantially all of these employees ceased employment with Advanta before April 30, 1998.

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

In connection with our efforts to reduce expenses associated with business and product offerings which are not directly associated with our mortgage, business credit card and leasing units, management approved exit and disposition plans during the first quarter of 1998 related to certain businesses and products previously offered. We recorded charges in the quarter ended March 31, 1998 related to costs to be incurred by us in executing these plans, including contractual obligations to customers for which no future revenue will be received, and contractual vendor obligations for services from which no future benefit will be derived. The charges also include termination benefits to employees associated with the businesses and products identified in the exit plan. Related to the exit plan, certain assets were identified for disposal and written down to estimated realizable value. In addition, we recognized investment banking, professional and consulting fees that were contingent upon completion of the Consumer Credit Card Transaction as well as other professional and consulting fees associated with our corporate restructuring. During the quarter ended March 31, 1998, we recorded a $54.1 million pretax charge to earnings in connection with these exit plans. In 1999, an additional charge of $10.0 million was recorded associated with exited products based on a change in the estimate of total expected costs. We expect to pay a substantial portion of these costs over the next 27 months. The actions required to complete these plans include the settlement of contractual commitments and the payment of customer benefits.

INCOME TAXES

As a result of the carrying value adjustments in the three months ended June 30, 2000, described in Note 2 to the Consolidated Financial Statements, we reported a pretax loss for the nine months ended September 30, 2000. A valuation allowance has been provided against the resulting deferred tax asset given our pre-existing net operating loss carryforwards and the uncertainty of the realizability of the incremental deferred tax asset. In establishing the valuation allowance, management considered (1) the level of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. Based on this analysis, management believes the net deferred tax asset as of September 30, 2000 will be realized.

NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without amendment. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We anticipate that the adoption of SFAS No. 140 will not have a material effect on our results of operations.

ASSET/LIABILITY MANAGEMENT

We manage our financial condition with a focus on maintaining disciplined management of market risks and prudent levels of leverage and liquidity.

MARKET RISK SENSITIVITY

We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We estimate that at September 30, 2000, our net interest income over a twelve-month period would increase or decrease by approximately 1% if interest rates were to rise or fall by 200 basis points. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

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

In addition to interest rate risk, we are subject to prepayment risk related to other financial instruments, namely servicing rights and retained interest-only strips. Prepayments are principal payments received in excess of scheduled principal payments. Prepayments generally result from entire loan payoffs due largely to refinancing a loan or selling a home. Actual or anticipated prepayment rates are expressed in terms of a constant prepayment rate, which represents the annual percentage of beginning loan balances that prepay. To a degree, prepayment rates are related to market interest rates and changes in those interest rates. The relationship between them, however, is not precisely determinable. Accordingly, we believe it is more relevant to disclose the fair value sensitivity of these instruments based on changes in prepayment rate assumptions rather than based on changes in interest rates.

Our servicing rights and interest-only strips are derived from both fixed and variable rate loans, the majority of which are fixed. Fixed and variable rate loans are currently prepaying at different rates, which is expected to continue in the future. We have estimated the impact on the fair value of these assets assuming a 2.0% change in constant prepayment rate for fixed rate loans and a 3.1% change in constant prepayment rate for variable rate loans. We have estimated that these changes in prepayment assumptions could result in a $24 million change in the combined fair value of these assets as of September 30, 2000. These estimates do not factor in the impact of changes in the interest rate environment associated with the changes in the prepayment rates. Changes in interest rates generally affect the level of loan originations. The estimates also assume credit losses are held constant. Prepayment assumptions are not the only assumptions in the fair value calculation for these assets. Other key assumptions are not directly impacted by market forces, as defined earlier. The above prepayment scenarios do not reflect management's expectation regarding the future direction of prepayments, and they depict only two possibilities out of a large set of possible scenarios.

DERIVATIVES ACTIVITIES

The following table summarizes by notional amounts our derivative instruments as of September 30, 2000 and December 31, 1999 ($ in thousands):

                                                                        ESTIMATED
                                                                        FAIR VALUE
                                                                       SEPTEMBER 30,
                                   SEPTEMBER 30,      DECEMBER 31,      2000 ASSET/
                                       2000              1999           (LIABILITY)
------------------------------------------------------------------------------------
Interest rate swaps                 $2,345,977        $2,975,086        $   14,813
Interest rate caps written             344,367           409,278            (1,381)
Interest rate caps purchased           344,367           409,278             1,381
Put options purchased                  161,000           156,000               181
Forward contracts                      276,000           565,000              (836)
------------------------------------------------------------------------------------
  Total                             $3,471,711        $4,514,642        $   14,158
====================================================================================

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

LIQUIDITY AND CAPITAL RESOURCES

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. During the nine months ended September 30, 2000, we securitized or sold approximately $2.0 billion of Advanta Mortgage loans, $293 million of business credit cards and $304 million of leases. We temporarily invested cash generated from these transactions in short-term, high quality investments at money market rates pending redeployment to pay down borrowings and to fund future mortgage loan, business credit card and lease receivable growth. At September 30, 2000, we had $107 million of federal funds sold, $581 million of loan and lease receivables held for sale, and $657 million of investments that could be sold to generate additional liquidity. Equity, including capital securities, was $533 million at September 30, 2000.

Our funding strategy relies on cash, cash equivalents and investments as well as deposit gathering activity at Advanta National Bank and Advanta Bank Corp. (together, the "banks"), unsecured debt of Advanta Corp., and securitizations. We use both retail and institutional on-balance sheet funding sources. During the three months ended September 30, 2000, we completed our first public business credit card securitization, adding to our funding diversification. We have the ability to issue a variety of debt securities and, through the banks, deposit products. Our regulatory agreements established temporary deposit growth limits at Advanta Bank Corp. and imposed restrictions on taking brokered deposits at Advanta National Bank. As of September 30, 2000, Advanta National Bank's total deposits were $929 million and Advanta Bank Corp.'s total deposits were $601 million.

After paying down $172 million in medium term notes in the nine months ended September 30, 2000, we had approximately $220 million of unrestricted cash, cash equivalents and marketable securities at the parent company level at September 30, 2000. At September 30, 2000, the parent company's assets include advances to wholly-owned non-bank subsidiaries to fund $80 million in loans, $213 million in retained interest-only strips, subordinated trust assets and contractual mortgage servicing rights, and $49 million of equity securities accounted for at fair value.

At September 30, 2000, we had a $500 million committed warehouse financing facility for mortgage loans. At September 30, 2000, we had additional uncommitted warehouse financing facilities for mortgage loans of $550 million. At September 30, 2000, we had $280 million of committed commercial paper facilities for business credit card receivables and a $200 million uncommitted repurchase agreement facility for business credit card receivables. At September 30, 2000, we had a $360 million committed commercial paper facility for lease contracts and lease residuals. At September 30, 2000, we had available $1.1 billion in unused warehouse financing facilities and commercial paper conduit facilities.

We also offer unsecured debt of Advanta Corp. to retail investors through the Advanta Retail Note Program. In addition, notwithstanding our current liquidity, efforts continue to develop new sources of funding, both through previously untapped customer segments and through development of new financing structures.

At September 30, 2000, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 15.41% and Advanta Bank Corp.'s combined total capital ratio was 12.64%. At December 31, 1999, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 14.86%, and Advanta Bank Corp.'s combined total capital ratio was 13.28%. In each case, Advanta National Bank and Advanta Bank Corp. had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of the agreement with the Office of the Comptroller of the Currency. Our regulatory agreement with the Office of the Comptroller of the Currency required that Advanta National Bank achieve by September 30, 2000 and thereafter maintain a ratio of 14% of Tier 1 capital to risk-weighted assets and a ratio of 17% of Tier 1 capital to adjusted total assets. We achieved these ratios, as defined within the agreement, through a combination of decreasing the assets at Advanta National Bank and making aggregate capital contributions and other investments in Advanta National Bank of approximately $70 million.

Recently, an FDIC discussion draft proposal has been made public regarding capital requirements for subprime lenders. Under the proposal, regulatory capital required to be held for certain loan classes included in the institution's portfolio could be increased. In a separate draft proposal issued jointly by the regulatory agencies, dated August 7, 2000, capital requirements associated with certain residual interests would be amended to require capital equal to the residual retained, regardless of recourse levels. Further, the proposal requires residuals in excess of 25% of Tier 1 capital to be treated as a deduction of Tier 1 capital for purposes of risk based and leverage capital calculations. The ultimate resolution of these proposals and their impact on financial results is uncertain at this time.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits - The following exhibits are being filed with this report on Form 10-Q.


            EXHIBIT
            NUMBER   DESCRIPTION OF DOCUMENT
            ------   -----------------------

            12       Consolidated Computation of Ratio of Earnings to Fixed
                     Charges.

            27       Financial Data Schedule.

(b) Reports on Form 8-K

            (b)(1) A Current Report on Form 8-K, dated July 24, 2000, was filed by Advanta delaying its previously scheduled July 25th conference call with analysts and investors until August 2, 2000, due to ongoing discussions with bank regulators regarding adjustments to the valuation of residual assets and allowance for credit losses for the mortgage business.

            (b)(2) A Current Report on Form 8-K, dated July 31, 2000, was filed announcing that Advanta's bank subsidiary, Advanta National Bank, had concluded discussions and signed an agreement with the Office of the Comptroller of the Currency regarding the carrying value of Advanta National Bank's retained interests in mortgage securitizations and allowance for credit losses.

            (b)(3) A Current Report on Form 8-K, dated August 2, 2000, was filed by Advanta setting forth the financial highlights of Advanta's results of operations for the three months ended June 30, 2000.

      SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               Advanta Corp.
               (Registrant)

November 14, 2000       By /s/Philip M. Browne
                           -------------------
                           Senior Vice President and
                           Chief Financial Officer

November 14, 2000      By /s/James L. Shreero
                          -------------------
                           Vice President and
                           Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

Exhibit 12     Consolidated Computation of Ratio of Earnings to Fixed Charges


Exhibit 27     Financial Data Schedule