Form 10-K
period 2000-12-31
ADVANTA CORP
filed 2001-03-30
CIK 96638

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

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

     $115,538,834 as of March 23, 2001 which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the Company (however, this does not constitute a representation or acknowledgment that any of such individuals is an affiliate of the Registrant).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 23, 2001 there were 10,041,764 shares of the Registrant's Class A Common Stock, $.01 par value, outstanding and 17,735,609 shares of the Registrant's Class B Common Stock, $.01 par value, outstanding.

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

DOCUMENT                                                                   FORM 10-K REFERENCE
--------                                                                   -------------------
Definitive Proxy Statement relating to the Registrant's 2001                        Part III, Items 10-13
Annual Meeting of Stockholders, to be filed pursuant to
Regulation 14A not later than 120 days following the end of
the Registrant's last fiscal year

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1.  BUSINESS

In this Form 10-K, "Advanta", "we", "us", "our" and the "Company" refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

                                    OVERVIEW

Advanta is a highly focused financial services company. We have been providing innovative financial products and solutions since 1951. Over the past five years, we have become one of the nation's largest issuers of Mastercard(R)* business credit cards to small businesses.

     Currently, our lending business consists of Advanta Business Cards. In addition to Advanta Business Cards, our other businesses include Advanta Insurance and our venture capital investment business. We own two depository institutions, or banks, Advanta National Bank and Advanta Bank Corp. Our banks are able to offer a variety of deposit products, such as retail and large denomination certificates of deposit, that are insured by the Federal Deposit Insurance Corporation, also referred to as the "FDIC." During the year ended December 31, 2000, our businesses also included Advanta Mortgage and Advanta Leasing. We primarily funded and operated our business credit card, mortgage and leasing businesses through our banks.

     At December 31, 2000 we had approximately $20 billion in assets, consisting of approximately $12 billion in managed assets and approximately $8 billion in assets serviced for third parties.

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

  RECENT DEVELOPMENTS

Pursuant to the terms of the purchase and sale agreement, dated January 8, 2001, by and between Advanta and Chase Manhattan Mortgage Corporation, a New Jersey corporation ("Buyer"), Advanta and certain of its subsidiaries transferred and assigned to Buyer and certain of its affiliates substantially all of the assets and operating liabilities associated with Advanta's mortgage business. This transaction is referred to throughout this Form 10-K as the "Mortgage Transaction." The Mortgage Transaction was consummated on March 1, 2001, effective as of February 28, 2001 (the "Closing Date").

     The assets acquired by Buyer in the Mortgage Transaction consist of loans receivable, retained interests in securitizations and other receivables, contractual mortgage servicing rights and other contractual rights, property and equipment, and prepaid assets. The liabilities assumed by Buyer in the Mortgage Transaction consist primarily of certain of our contractual obligations and other liabilities that appeared on our balance sheet, as well as specified contingent liabilities arising out of the operation of the mortgage business before closing that are identified in the purchase and sale agreement.

     Following the Mortgage Transaction, we no longer operate a mortgage business. However, we have retained contingent liabilities, primarily relating to litigation, arising out of our operation of the mortgage business before the Closing Date that were not specifically assumed by Buyer in the Mortgage Transaction.

     On January 23, 2001, after a thorough review of strategic alternatives available to our leasing business, we announced that we would cease originating new equipment leases. We will, however, continue to service the existing leasing portfolio rather than sell the business or the portfolio.

---------------

* MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.

     As a result of the recent developments described above, during the year 2001 our continuing operations will focus primarily on Advanta Business Cards, our business credit card business. Additionally, we will continue to operate our other financial services businesses, the products of which include insurance and deposit products, and to make venture capital investments through our affiliates, including Advanta Partners LP. As described above, we will continue to service the existing leases in our small ticket equipment leasing portfolio.

     Prior to February 20, 1998, Advanta also issued consumer credit cards. Under the terms of a contribution agreement, dated October 27, 1997 and amended on February 20, 1998, we and Fleet Financial Group, Inc. each contributed substantially all of the assets of our respective consumer credit card businesses, subject to liabilities, to Fleet Credit Card, LLC, a newly formed Rhode Island limited liability company controlled by Fleet Financial Group, Inc. We acquired a 4.99% minority interest in Fleet Credit Card, LLC at the date of the closing of the transaction. This transaction is referred to throughout this Form 10-K as the "Consumer Credit Card Transaction."

                             CONTINUING BUSINESSES

ADVANTA BUSINESS CARDS

  Overview

Advanta Business Cards, a business unit of Advanta, is one of the nation's leading providers of business credit cards to small businesses. Advanta Business Cards offers MasterCard business credit cards to small businesses using targeted direct mail, the Internet and telemarketing solicitation of potential cardholders. The "Advanta Business Card" is issued and funded by Advanta Bank Corp. MasterCard licenses banks and other financial institutions, such as Advanta Bank Corp., to issue business credit cards using its trademark and to use its interchange network. Advanta Bank Corp. receives an interchange fee as compensation for the funding and credit and fraud risk it assumes when its cardholders use the Advanta Business Card. MasterCard sets the interchange fee as a percentage of each card transaction (currently averaging approximately 2.1%).

     Our principal objectives are to use our information based strategy to continue to prudently grow our business while increasing profitability. Based on our experience and expertise in analyzing the credit behavior and characteristics of consumers and small businesses, we have developed an extensive database of customer information and attributes. We use this information in conjunction with proprietary credit scoring, targeting and other sophisticated analytical models we have developed to market our products to prospective customers. We measure the expected behavior of our prospects through an integrated analysis of a prospect's responsiveness, creditworthiness and sensitivity to price. We continually validate our models based on actual results from marketing campaigns, and use this information to refine and improve our analytical assumptions. The information we gather and analyze allows us to market directly to specific customer segments, target prospects effectively, anticipate customer needs, customize our products to meet those needs and price our products in accordance with anticipated risk.

     Our principal product is a MasterCard business credit card that provides our customers with access, through merchants, banks and ATMs, to an instant unsecured revolving business credit line. Under the terms of our cardholder agreements, our business cards may be used for business purposes only. We offer a number of benefits that we believe are important to small business owners including:

     - personalized company checks;

     - additional cards for employees at no fee with the ability to set individual spending limits; and

     - detailed quarterly and annual expense management reports that categorize purchases and itemize charges for record keeping and tax purposes.

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

     The interest rate and credit line size we offer vary and are ultimately determined based upon the credit history and creditworthiness of the borrower. At December 31, 2000, the average credit line was approximately $10,000. The interest rate is based on a LIBOR (London Interbank Offered Rate) index. In most cases, the rate will change with changes in LIBOR and is subject to a minimum below which the rate cannot fall.

     We generate interest and other income through finance charges assessed on outstanding loans, interchange income, and cash advance and other credit card fees.

     The managed portfolio of Advanta Business Cards grew from $1.04 billion at December 31, 1999 to $1.66 billion at December 31, 2000. In 2000, approximately 45% of Advanta's total revenues were derived from Advanta Business Cards. See
Note 18 to the consolidated financial statements for additional segment financial information about Advanta Business Cards.

  Originations

We originate substantially all of our business credit card accounts using direct marketing techniques, including direct mail, telemarketing solicitation and the Internet. We currently mail solicitations monthly, inviting potential applicants to apply for an Advanta MasterCard business credit card. Similarly, we use inbound and outbound telemarketing to invite potential applicants to apply. In July 1999, we became one of the first in the business credit card market to offer instant credit decisions online.

     Our marketing program is the result of extensive ongoing testing of various marketing campaigns that target different segments of the small business market, with the success of each campaign measured by both the cost of acquisition of new business and the credit performance of the resulting business. We originated over 311,000 new business credit card accounts during the year ended December 31, 2000.

     In an effort to expand our customer reach, we are testing new sources by which to identify potential customers. These sources include the use of other external credit reporting agencies, as well as the purchase of customer lists from establishments with a small business customer base and linking with other websites on the Internet that serve small businesses.

  Underwriting

We have developed sophisticated modeling techniques for assessing the creditworthiness of potential cardholders. Because the owner of the business is the ultimate obligor on our business credit card, we consider credit-related and other relevant data about both the business and the individual owner of the business in our assessment of the creditworthiness of potential cardholders. Through the application process, we verify the applicant's demographic information and collect current sales and income statistics. This information, coupled with credit reports received from external credit reporting agencies, forms the basis for our decision to extend credit. Using a proprietary scoring system, we rank our prospective cardholders based upon their expected creditworthiness and profitability potential.

     When a cardholder is first approved, our profile of that cardholder is limited and based solely on historical information generated by third parties. As we compile information regarding each cardholder's behavior over time, we maintain and continually update our performance database. We believe that the information we gather over time regarding actual account performance and cardholder behavior becomes a better indicator of future performance than the criteria initially used to score the cardholder. Therefore, we periodically re-score the cardholder based on all of the information we accumulate, and use this information to evaluate and potentially adjust the interest rate and the credit line size that we make available to the cardholder.

  Risk Based Pricing

Upon the completion of credit assessment and identification of potential cardholders who meet our criteria via the prescreening process, we will offer a range of potential interest rates for which the cardholder may be eligible. The offer is not pre-approved and is subject to verification of information provided by the potential cardholder through the application process. If the applicant is approved, the actual interest rate and credit line size assigned will reflect the level of risk in the cardholder's creditworthiness. We offer primarily variable rate credit card accounts. The periodic finance charge assessed on balances in most of these accounts is indexed to LIBOR plus an add-on percentage or spread. The interest rate will typically range from approximately 9.9% to 20.99%. In most cases, the rate will change with changes in LIBOR and is subject to a minimum below which the rate cannot fall. Currently our typical business credit card interest rate is between 15% and 20%. With minimal notice, we may reprice any account at our discretion, typically based upon changes in a cardholder's credit standing. The credit line size may also be adjusted up or down based on our continual credit monitoring. To discourage delinquent payments, we use "penalty pricing" and automatically apply a 3% increase to the interest rate on any account that is two payment cycles delinquent.

  Servicing and Collections

We perform most of the servicing for our business credit card accounts in-house. Other data processing and administrative functions associated with the servicing of our business credit card portfolio are outsourced to First Data Resources, Inc. Services performed by First Data Resources include: authorizing transactions through the MasterCard system; performing billing and settlement processes; generating and monitoring monthly billing statements; and issuing credit card plastics and new account agreements.

     We have a collections staff that performs the collection activities for our business credit cards. Accounts are "contractually delinquent" if the minimum payment is not received by the due date. We discourage delinquent payments by assessing a late fee and the collections staff pursues late payments aggressively and immediately.

     Efforts to collect contractually delinquent credit cards currently are made by our servicing and collections personnel or their designees. Collection activities include statement messages, formal collection letters and telephone calls. Collection personnel initiate telephone contact with delinquent cardholders as early as the first day the cardholder becomes contractually delinquent. The intensity at which collection activity is pursued depends on the risk the account presents us, which is determined by behavioral scoring and adaptive control techniques. If initial telephone contact fails to resolve the delinquency, we continue to contact the cardholder by telephone and by mail.

     Delinquency levels are monitored by management of both our collections and asset quality departments and information is reported daily to Advanta senior management. Accounts are charged-off when they become 180 days contractually delinquent, at which time delinquent accounts of cardholders who have not filed bankruptcy are generally referred to outside collection agencies. We charge-off accounts suspected of being fraudulent after a 90-day investigative period unless our investigation shows no evidence of fraud.

     Beginning in the fourth quarter of 2000, we changed our charge-off policy for accounts for which we have received a notice of the cardholder's bankruptcy. Under the new policy, the accounts of customers who become debtors in bankruptcy cases are charged-off when they become 180 days contractually delinquent or within 60 days of receipt of notification of filing from the bankruptcy court, whichever is shorter. In the past, instead of a 60-day investigation period we used a 90-day investigation period prior to charge-off to determine whether we should challenge the cardholder's bankruptcy petition or the discharge of amounts owed to us. Once an account is charged-off, it cannot revert to non-charged-off status. Our credit evaluation, servicing and charge-off policies and collection practices may change from time to time in accordance with our business judgment and applicable laws and regulations.

OTHER CONTINUING BUSINESSES

  Advanta Insurance Companies

Our life/health and property/casualty insurance subsidiaries, Advanta Life Insurance Company and Advanta Insurance Company, respectively, provide insurance and related products to two distinct markets, existing Advanta customers and the public at large.

     Together with unaffiliated insurance carriers, we offer specialty credit-related insurance products and services to our existing business credit card and leasing customers and to our former mortgage customers. Advanta Insurance uses direct mail marketing and telemarketing to enroll customers in these programs. The focus of these products is on the customers' ability to repay their debt. These products include coverage for loss of life, disability, involuntary unemployment, accidental death, and lost or damaged equipment. Our insurance subsidiaries generally reinsure all or a portion of the risks associated with these products or services. Under reinsurance agreements, our insurance subsidiaries assume a proportional quota share of the risk from the unaffiliated insurance carriers. In consideration for assuming these risks, our insurance subsidiaries receive reinsurance premiums equal to the proportional percentage of the net premiums collected by the insurance carriers, less a ceding fee as defined by the reinsurance treaties, and proportional acquisition expenses, premium taxes and loss payments made by the carriers on these risks.

     Advanta Insurance also markets insurance and related products and services of third parties to the public at large. Through a strategic alliance with Progressive Casualty Insurance Company formed in 1996 for an initial term of 5 years, Advanta Insurance provides its direct marketing expertise to market Progressive's automobile insurance policies nationwide. Generally, Progressive's automobile policies provide for automobile liability protection up to $500,000 and automobile physical damage protection up to $100,000, as defined under specific policy and customer requirements. As part of the alliance, Advanta Insurance Company and Progressive are each entitled to 50% of the written premiums. Advanta Insurance Company and Progressive also entered into a quota share reinsurance agreement that provides that Advanta Insurance Company assumes 50% of all risks and expenses on automobile policies written by Progressive under the insurance programs being marketed. We have been notified by Progressive that it does not intend to renew the strategic alliance with Advanta Insurance when the original five-year term for the alliance expires during 2001. The agreement governing the relationship between Advanta Insurance and Progressive requires that upon termination, we transfer our interest in the assets and liabilities of the strategic alliance to Progressive and that Progressive make certain payments to us, subject to adjustments. Advanta Insurance and Progressive are currently pursuing alternative termination structures for the strategic alliance that would allow for early termination and financial settlement.

     In addition, prior to the closing of the Consumer Credit Card Transaction, we offered credit-related insurance products to our consumer credit card customers. Our insurance subsidiaries no longer reinsure these insurance risks. Our insurance subsidiaries are, however, obligated to reimburse the unaffiliated insurance carriers for losses and loss adjustment expenses paid and our insurance subsidiaries maintain loss and loss expense reserves on losses incurred on risks assumed on or before February 20, 1998.

  Venture Capital Investments

We make venture capital investments through our affiliates, including Advanta Partners LP and Advanta Growth Capital Fund L.P. Advanta Partners LP focuses primarily on growth capital financings, restructurings and management buyouts in the financial services, electronic commerce relationship management services and other consumer and data information management services industries. Our smaller fund, Advanta Growth Capital Fund L.P., focuses primarily on earlier stage investment opportunities in the technology and information services sectors, including the areas of wireless services, electronic commerce and direct marketing. The investment objective of our investment affiliates is to earn attractive returns by building the long-term values of the businesses in which they invest. Our investment affiliates combine transaction expertise, management skills and a broad contact base with strong industry-specific knowledge.

DEPOSITORY INSTITUTIONS

We own two depository institutions, Advanta National Bank and Advanta Bank Corp. Advanta National Bank is a national banking association organized under the laws of the United States of America with its headquarters and sole branch currently located in Wilmington, Delaware. During 2000, we conducted a large portion of our mortgage business through Advanta National Bank. Before February 20, 1998, we also conducted a large portion of our consumer credit card business through Advanta National Bank.

     Advanta Bank Corp. is an industrial loan corporation organized under the laws of the State of Utah with its principal executive offices located in Salt Lake City, Utah. Currently, Advanta Bank Corp.'s principal activity consists of the issuance of the "Advanta Business Card" credit card to small businesses. Prior to first quarter 2001, Advanta Bank Corp. was involved in our small ticket equipment leasing business and our mortgage business. We no longer operate a mortgage business or originate new equipment leases. However, Advanta Bank Corp. continues to be involved in the small ticket equipment leasing business because we are continuing to service our existing lease portfolio. See "DISCONTINUED OPERATIONS."

DEPOSIT, SAVINGS AND INVESTMENT PRODUCTS

Deposits with each of our bank subsidiaries are insured by the FDIC. Through our banks we are able to offer a range of insured deposit products. Advanta National Bank's deposit products have included money market savings accounts, retail certificates of deposit and large denomination certificates of deposit of $99,000 or more. Advanta Bank Corp.'s deposit products include retail certificates of deposit and large denomination certificates of deposit of $99,000 or more. At December 31, 2000, we had total deposits of $1.3 billion at our banks, compared to $1.5 billion as of December 31, 1999. The banks generate retail deposits from repeat deposits from existing customers and from new depositors attracted by direct mail solicitations, newspaper and other media advertising and the Internet.

     Since 1951, Advanta Corp. and its predecessor, Teachers Service Organization, Inc., have offered unsecured debt securities of Advanta Corp., in the form of RediReserve Certificates and Investment Notes to retail investors through Advanta's retail note programs. These debt securities, also referred to in this Form 10-K as "retail notes," have been sold predominantly on a direct basis by Advanta in select states. The RediReserve Variable Rate Certificates are payable on demand and the maturities on the Investment Notes range from 90 days to ten years. The RediReserve Certificates and Investment Notes generally require an initial minimum investment of $5,000 and are obligations of Advanta Corp. and are not insured or guaranteed by any public or private entity. We change the interest rates that we offer frequently, depending on market conditions and our funding needs. The rates also vary depending on the size of each investment. At December 31, 2000, $404.9 million of RediReserve Certificates and Investment Notes were outstanding with interest rates ranging from 6.02% to 11.47%.

     Following the Mortgage Transaction, Advanta Corp. and Advanta National Bank each have excess cash liquidity. As a result, Advanta National Bank has suspended originating deposit accounts and Advanta Corp. is temporarily not originating or renewing Investment Notes.

                            DISCONTINUED OPERATIONS

ADVANTA LEASING SERVICES

  Overview

On January 23, 2001, after a thorough review of strategic alternatives available to our leasing business, we decided to cease originating new equipment leases. We will, however, continue to service the existing leasing portfolio rather than sell the business or the portfolio.

     Prior to January 23, 2001, Advanta Leasing Services, a business unit of Advanta, offered flexible lease financing programs to small businesses. The primary products that we offered through our leasing business consisted of leases for small-ticket items such as computers, copiers, fax machines and other office equipment.

Advanta Leasing Services originated and funded its leases and other equipment financing arrangements through Advanta Bank Corp. Advanta Business Services Corp. conducted the marketing, lease originations, customer service and collections for our leasing business.

     Our leases are generally priced on a fixed rate basis. At December 31, 2000, the leases in our portfolio had an average lease size of approximately $7,800 and an average lease term remaining of 33 months.

     Managed lease receivables at December 31, 2000 totaled approximately $758 million, compared to approximately $796 million at December 31, 1999. Advanta Leasing Services originated leases in the amount of approximately $320 million for the year ended December 31, 2000 and approximately $454 million for the year ended December 31, 1999. In 2000, approximately 5% of Advanta's revenues were derived from Advanta Leasing Services. See Note 18 to consolidated financial statements for additional segment financial information about Advanta Leasing Services.

  Originations

Prior to January 23, 2001, Advanta Leasing Services originated leases through marketing programs, vendors, brokers and bulk or portfolio purchases.

  Underwriting

In connection with the origination or acquisition of leases, Advanta Leasing Services performed a thorough credit review of all prospective customers. The credit review process typically began when the prospective customer completed a credit application. We would enter the completed credit application into our computerized application processing system. Our credit decisions were based on several credit-related attributes using our customized, proprietary credit scoring model.

     Credit applications could be automatically approved or rejected based on the dollar amount of the application and a credit score falling within a range in the model. For those credit applications not falling within a specified dollar amount and/or credit score, we based our credit decision on an analysis by our credit staff utilizing criteria developed by Advanta Leasing Services. In addition, personnel in our credit department were dedicated to performing reviews of potential new vendors and brokers and were responsible for ensuring compliance with our overall credit policies and procedures.

  Servicing and Collections

We are continuing to service our existing portfolio of equipment leases. As part of our servicing we will continue to perform collection activities with respect to delinquent contracts. Each lease contract has a provision for assessing late charges in the event that a customer fails to make a payment on the contract on the related due date. We typically initiate telephone contact when an account is between one and 16 days past due, depending on certain established criteria. Telephone contact is continued throughout the delinquency period. If the account continues to be delinquent, Advanta Leasing Services may exercise any remedies available to it under the terms of the contract, including termination and acceleration of the lease contract. We evaluate each contract on the merits of the individual situation taking into consideration the equipment value and the current financial strength of the customer.

     If collection activities are unsuccessful, we typically charge-off the account at 120 days past due. An account may be charged-off prior to 120 days if we determine that no further payments will be made.

     At the time an account is charged-off, the account is referred to our in-house litigation department to determine whether we will pursue the customer or any personal guarantor on the contract through litigation. If we determine not to pursue an account through litigation it may be referred to a third party collection agency to enforce the original terms of the contract. In cases where the customer files for bankruptcy, the Advanta Leasing Services' Legal Recovery Department follows up with the debtor to determine whether the debtor intends to assume or reject the contract. In many cases, although the customer has filed for bankruptcy protection from its creditors, it continues to make regular payments on its contract.

ADVANTA MORTGAGE

Effective February 28, 2001, we closed the Mortgage Transaction and no longer operate a mortgage business. In accordance with the terms of the purchase and sale agreement, Buyer acquired substantially all of the assets and operating liabilities associated with our mortgage business for a purchase price, net of operating liabilities assumed by Buyer, exceeding $1.0 billion. Following the Mortgage Transaction, we retained contingent liabilities, primarily relating to litigation arising out of the operation of the mortgage business through the Closing Date, that were not specifically assumed by Buyer. See
"-- Overview -- Recent Developments."

     Prior to the closing of the Mortgage Transaction, Advanta Mortgage, a business unit of Advanta, offered a broad range of mortgage products and services to consumers throughout the country. Advanta Mortgage originated and serviced non-conforming credit first and second lien mortgage loans, including home equity lines of credit. During the year ended December 31, 2000, we funded and operated our mortgage business primarily through our banks, Advanta National Bank and Advanta Bank Corp.

     Advanta Mortgage's portfolio of managed receivables included owned loans and securitized loans which we serviced and in which we retained an interest. At December 31, 2000, Advanta Mortgage had total owned loans receivables of $293.3 million and total managed receivables of $7.9 billion.

     In addition to servicing and managing the loans we originated, Advanta Mortgage serviced the home equity loans of unaffiliated third parties through our subservicing business. Subserviced loans are not included in our portfolio of managed receivables and we did not bear the risk of credit loss on our subserviced portfolio. Advanta Mortgage's portfolio of subserviced loans totaled approximately $7.9 billion at December 31, 2000. Our total serviced portfolio, including the "subserviced" portfolio, was $15.8 billion at December 31, 2000, compared to $20.3 billion at December 31, 1999.

     In 2000, approximately 39% of Advanta's total revenues were derived from Advanta Mortgage. See Note 18 to consolidated financial statements for additional segment financial information about Advanta Mortgage.

                             GOVERNMENT REGULATION

ADVANTA CORP.

Advanta Corp. is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). We own Advanta National Bank, which is a "bank" as defined under the BHCA as amended by the Competitive Equality Banking Act of 1987 ("CEBA"). However, under grandfathering provisions of CEBA, we are not required to register as a bank holding company because Advanta National Bank, which takes demand deposits but does not make commercial loans, did not come within the BHCA definition of the term "bank" prior to the enactment of CEBA. Under CEBA, our other banking subsidiary, Advanta Bank Corp., also is not considered a "bank" for purposes of the BHCA. Accordingly, our ownership of Advanta Bank Corp. does not impact our exempt status under the BHCA.

     Under CEBA, Advanta National Bank is subject to certain restrictions, such as the limitation that it may either take demand deposits or make commercial loans, but may not do both. In addition, under CEBA Advanta National Bank may not acquire control of more than 5% of the stock or assets of an additional "bank" or "savings association," as these terms are defined in the BHCA. Because we are not a bank holding company, we are not subject to examination by the Federal Reserve Board, other than for purposes of assuring continued compliance with the CEBA restrictions discussed above. Prior to the enactment of the Gramm-Leach-Bliley Financial Modernization Act, if Advanta Corp. or Advanta National Bank had ceased complying with the restrictions set forth in CEBA, registration as a bank holding company under the BHCA would have been required. Registration as a bank holding company is not automatic and, if we were to register, it would subject us and our subsidiaries to inspection and regulation by the Federal Reserve Board. The Gramm-Leach-Bliley Financial Modernization Act of 1999 was adopted on November 12, 1999 and became effective on May 12, 2000. Under the Gramm-Leach-Bliley Financial Modernization Act, should Advanta Corp. or Advanta National Bank fail to comply with any of the restrictions applicable to them under CEBA, there is a 180-day right to cure period following receipt of a notice from the Federal Reserve Board. During the cure period we would be required to either cease or correct the activity that is not in compliance or submit to the Federal Reserve Board a plan to cease the activity within a timely manner that is not in excess of one year and implement procedures that would avoid a reoccurrence of the activity. The opportunity to cure or remediate an activity that is out of compliance significantly reduces the risk that Advanta Corp. will be required to register as a bank holding company under the BHCA.

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

     Advanta National Bank is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the "FFIEC"). These guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank's total capital is required to be "Tier I capital," comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, "Tier II capital," may consist of other preferred stock, certain hybrid debt/equity instruments, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for national banks, which are calculated by dividing Tier I capital by total average assets. Recognizing that the risk-based capital standards address only credit risk, and not interest rate, liquidity, operational or other risks, many national banks are expected to maintain capital in excess of the minimum standards. See "-- Regulatory Agreements"

     In addition, pursuant to provisions of the FDIC Improvement Act of 1991 (the "FDICIA") and related regulations with respect to prompt corrective action, FDIC insured institutions such as Advanta National Bank may only accept brokered deposits without FDIC permission if they meet specified capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are "well-capitalized." To be "well-capitalized," a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, Tier I capital to risk-weighted assets of not less than 6%, and a Tier I leverage ratio of not less than 5%. See "-- Regulatory Agreements."

     Advanta National Bank's ratio of combined Tier I and Tier II capital to risk-weighted assets was 15.08% at December 31, 2000, and 14.86% at December 31, 1999. In each case, Advanta National Bank had capital at levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of our agreement with the OCC, even though we have achieved the higher imposed ratios required by the agreement with the OCC. See " -- Regulatory Agreements."

ADVANTA BANK CORP.

Advanta Bank Corp., a Utah-chartered industrial loan corporation, is a depository institution subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. See "-- Regulatory Agreements." Under its banking charter, Advanta Bank Corp. may make consumer and commercial loans and may accept all FDIC-insured deposits other than demand deposits such as checking accounts. Advanta Bank Corp. is subject to the same regulatory and supervisory processes as commercial banks.

     Advanta Bank Corp. is subject to provisions of federal law which restrict and control its ability to extend credit and provide or receive services between affiliates. Advanta Bank Corp. is subject to the same FFIEC capital adequacy guidelines as Advanta National Bank. See "-- Advanta National Bank." In addition, the

FDIC has regulatory authority to prohibit Advanta Bank Corp. from engaging in any unsafe or unsound practice in conducting its business.

     Advanta Bank Corp.'s combined total capital ratio of Tier I and Tier II capital to risk-weighted assets was 14.60% as of December 31, 2000 and 13.28% as of December 31, 1999. In each case, Advanta Bank Corp. met the capital requirements of the FDICIA, and was categorized as well-capitalized under the regulatory framework for prompt corrective action.

REGULATORY AGREEMENTS

In June 2000, we announced that our banking subsidiaries, Advanta National Bank and Advanta Bank Corp., reached agreements with their respective bank regulatory agencies, primarily relating to the banks' subprime lending operations. The agreements outlined a series of steps to modify processes and formalize and document certain practices and procedures for the banks' subprime lending operations. The agreements also required us to change our charge-off policy for delinquent mortgages to 180 days and to modify our accounting processes and estimate of our allowance for credit losses and valuation of residual assets.

     The agreement between Advanta Bank Corp. and the FDIC established temporary deposit growth limits at Advanta Bank Corp. and provides for prior FDIC approval of the payment by Advanta Bank Corp. of any future dividends. The agreement between Advanta National Bank and the OCC established temporary asset growth limits at Advanta National Bank and imposed restrictions on taking brokered deposits at Advanta National Bank. The agreement with the OCC required that by September 30, 2000 Advanta National Bank achieve and thereafter maintain a ratio of 14% of Tier 1 capital to risk-weighted assets and a ratio of 17% of Tier 1 capital to adjusted total assets.

     In July 2000, we announced that Advanta National Bank signed a second agreement with the OCC regarding the carrying value of Advanta National Bank's retained interests in mortgage securitizations and allowance for mortgage credit losses. The agreement required that, based on assumptions specified in the agreement, the carrying value of Advanta National Bank's contractual mortgage servicing rights be reduced by $13 million and the carrying value of Advanta National Bank's subordinated trust assets and retained interest-only strip be reduced by a total amount of $201 million. The agreement further required that Advanta National Bank's allowance for credit losses be increased by $22 million. The agreement also contained provisions regarding the use of similar assumptions for the calculation of the carrying value of the residual assets in future periods. Beginning with the third quarter of 2000, the agreement required ANB to maintain its allowance for loan losses at a level of at least 5.38% of the unpaid principal balance of all loans owned by ANB or reported on its books, less any loans held for sale. See Note 3 to consolidated financial statements.

     Management believes that Advanta National Bank and Advanta Bank Corp. were each in compliance with their respective regulatory agreements at December 31, 2000.

     In connection with the Mortgage Transaction, Advanta National Bank sought approval of the OCC for a return of capital to Advanta Corp. in the amount of $261 million. On February 28, 2001, the OCC approved the amount requested and, at the same time, Advanta National Bank entered into an agreement with the OCC regarding restrictions on new business activities and product lines at Advanta National Bank after the sale of the mortgage business and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduces the existing capital requirements for Advanta National Bank to 12.7% for Tier 1 capital and Total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets, as defined in the agreement. The agreement requires that Advanta National Bank obtain prior OCC approval of any future dividends. Advanta Bank Corp. is unaffected by Advanta National Bank's agreements with the OCC.

LENDING AND LEASING ACTIVITIES

Although our current lending activities are principally directed to small businesses, certain aspects of various federal and state laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Community Reinvestment Act, the Electronic Funds Transfer Act and the Fair Credit Reporting Act, apply to us. Provisions of these statutes and related regulations require disclosure to borrowers of finance charges in terms of an annual percentage rate, prohibit discriminatory practices in extending credit, require our FDIC-insured banking institutions to serve the banking needs of their local communities and regulate the dissemination and use of information relating to a borrower's creditworthiness.

     Additionally, the Gramm-Leach-Bliley Financial Modernization Act imposes new privacy requirements dealing with the use of nonpublic information about consumer customers. Retail deposit customers of Advanta National Bank and Advanta Bank Corp. as well as investors who purchase Advanta Corp.'s retail notes are subject to the Act and its accompanying regulations. This statute is not preemptive and states may impose additional and more burdensome privacy requirements.

DIVIDENDS

There are various legal limitations on the extent to which Advanta National Bank can supply funds through dividends to us and our affiliates. The prior approval of the OCC is required if the total of all dividends declared by Advanta National Bank in any calendar year exceeds its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus accounts. In addition, Advanta National Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. The OCC also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in any unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC, pursuant to its authority under the Financial Institutions Supervisory Act, could claim that a dividend payment might under some circumstances be an unsafe or unsound practice.

     In February 2001, in connection with the Mortgage Transaction, the OCC approved the payment of a return of capital in the amount of $261 million from Advanta National Bank to Advanta Corp. Under Advanta National Bank's current agreement with the OCC, Advanta National Bank will not be eligible to pay any dividends without the OCC's prior approval. In addition, as a result of Advanta Bank Corp.'s agreement with the FDIC, Advanta Bank Corp. may not pay dividends without prior FDIC approval. See "-- Regulatory Agreements."

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

     The maximum dividend that any of our insurance subsidiaries can distribute to Advanta Corp., in any twelve-month period without prior approval of the State of Arizona Department of Insurance, is the lesser of:

     - 10% of the subsidiary's statutory surplus; or

     - for any given twelve-month period, the subsidiary's net income, if it is a life insurance company; or

     - for any given twelve-month period, the subsidiary's net investment income, if it is a property and casualty insurance company.

There were no dividends paid to Advanta Corp. by its insurance subsidiaries during 2000. The State of Arizona has adopted minimum risk-based capital standards as developed by the National Association of Insurance Commissioners. Risk-based capital is the quantification of an insurer's investment, underwriting, reserve and business risks in relation to its total adjusted capital and surplus. The ratio of an insurer's total adjusted capital and surplus is compared to various levels of risk-based capital to determine what intervention, if any, is required by either the insurance company or an insurance department. At December 31, 2000, our insurance subsidiaries met all risk-based capital standards and required no intervention by any party.

     Our insurance subsidiaries reinsure risks using underwriting insurance practices and rates, which are regulated in part or fully by state insurance departments. State insurance departments continually review and modify these rates based on prior historical experience. Any modifications may impact the future profitability of our insurance subsidiaries.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The banking and finance businesses in general are the subject of the extensive regulation described above at both the state and federal levels, and numerous legislative and regulatory proposals are advanced each year which, if adopted, could affect our profitability or the manner in which we conduct our activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives, or whether any of the federal or state proposals will become law and, if so, what impact they will have on us.

     On January 31, 2001, the FFIEC agencies issued a "Guidance" related to capital requirements of subprime loans. Under the Guidance, regulatory capital required to be held for certain loans that are considered subprime is expected to increase. In a separate draft proposal issued jointly by the regulatory agencies, dated August 7, 2000, capital requirements associated with certain residual interests would be amended to require capital equal to the residual retained, regardless of retained recourse levels. Further, the draft proposal requires residuals in excess of 25% of Tier 1 capital to be treated as a deduction of Tier 1 capital for purposes of risk-based and leverage capital calculations. In another draft proposal recently issued jointly by the federal bank regulatory agencies, the agencies would use credit ratings and certain alternative approaches to match the risk based capital requirement more closely to a banking organization's relative risk of loss in asset securitizations. This draft proposal also requires the sponsor of a revolving credit securitization that involves an early amortization feature to hold capital against the amount of assets under management (the off-balance sheet securitized receivables) and treats recourse obligations and direct credit substitutes more consistently than under the agencies' current risk-based capital standards.

     Other federal legislative proposals and initiatives that could impact Advanta and its businesses include financial privacy initiatives that would restrict the permissible use of customer-specific financial and other credit information and statutory changes to the Truth in Lending Act. In addition, Congress is currently considering legislation to reform the Bankruptcy Code. The bankruptcy reform bills would require that debtors pass a means test to determine eligibility for bankruptcy relief while adding new consumer protections, such as new minimum payment and introductory rate disclosures for credit cards and exemptions for retirement savings in bankruptcy. They also would promote education and credit counseling as alternatives to resolving financial difficulties, allowing more debtors to avoid a bankruptcy filing. Additionally, a number of states are considering, and others likely will consider, legislative and regulatory initiatives related to financial privacy, credit scoring disclosure and credit card lending and marketing.

                                  COMPETITION

As a marketer of credit products, we face intense competition from numerous financial services providers. Many of these companies are substantially larger and have more capital and other resources than we do. Competition among lenders can take many forms, including convenience in obtaining a loan, customer service, size of loans, interest rates, and other types of finance or service charges, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender. Although we believe we are generally competitive in most of the geographic areas in which we offer our products and services, there can be no assurance that our ability to market our services successfully or to obtain an adequate yield on our loans will not be impacted by the nature of the competition that now exists or may develop.

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

                                   EMPLOYEES

As of December 31, 2000, we had 2,649 employees. We believe that we have good relationships with our employees. None of our employees is represented by a collective bargaining unit.
                            ------------------------

     Information or statements provided by the Company from time to time may contain certain "forward-looking information" including information relating to: anticipated earnings per share; anticipated returns on equity; realizability of net deferred tax asset; anticipated growth in loans outstanding and credit card accounts; anticipated net interest margins; anticipated operations costs and employment growth; anticipated payment and prepayment rates of outstanding loans; anticipated marketing expense; estimated values of our retained interests in securitizations and anticipated cash flows; our ability to replace existing credit facilities, when they expire, with appropriate levels of funding on similar terms and conditions; anticipated delinquencies and charge-offs; and anticipated outcome and effects of litigation. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information.

     We caution readers that any forward-looking information provided by us is not a guarantee of future performance and that actual results may differ materially from those in the forward-looking information as a result of various factors, including but not limited to:

     - The ultimate amount of restructuring and other related charges associated with the conclusion of the strategic alternatives process for our mortgage and leasing businesses.

     - Increased credit losses and collection costs associated with a worsening of general economic conditions, rising interest rates, shifts in product mix within our portfolio of loans, rising delinquency levels, increases in the number of customers seeking protection under the bankruptcy laws resulting in accounts being charged off as uncollectible, and the effects of fraud by third parties or customers.

     - Intense and increasing competition from numerous providers of financial services who may employ various competitive strategies. We face competition from originators of business credit cards, some of which have greater resources than we do.

     - The effects of interest rate fluctuations on our net interest margin and the value of our assets and liabilities; the continued legal or commercial availability of techniques, including interest rate swaps and similar financial instruments, loan repricing, hedging and other techniques, that we use to manage the risk of those fluctuations and the continuing operational viability of those techniques and the accounting and regulatory treatment of such instruments.

     - Difficulties or delays in the securitization of our receivables and the resulting impact on the cost and availability of such funding. Difficulties and delays may result from the current economic, legal, regulatory, accounting and tax environments and adverse changes in the performance of the securitized assets.

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

     - Changes in our aggregate accounts or loan balances, and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing investment made by us, payment and prepayment of loan balances, changes in relationships with significant customers and general economic conditions and other factors beyond our control.

     - The impact of "seasoning" (the average age of a lender's portfolio) on our level of delinquencies and losses which may require a higher allowance for loan losses for on-balance sheet assets and may adversely impact securitization income. The addition of account originations or balances and the attrition of those accounts or balances could significantly impact the seasoning of our overall portfolio.

     - The amount of, and rate of growth in, our expenses (including employee and marketing expenses) as our businesses develop or change and we expand into new market areas; the acquisition or disposition of assets (interest-earning, fixed or other); the effects of changes within our organization or in its compensation and benefit plans; and the impact of unusual items resulting from the ongoing evaluation of our business strategies, asset valuations and organizational structures.

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

     - The effects of, and changes in, social conditions and general economic conditions, including inflation, recession or other adverse economic conditions.

     - The effects of, and changes in the level of scrutiny, regulatory requirements and regulatory initiatives resulting from the fact that our banking and finance businesses are highly regulated and subject to periodic review and examination by federal and state regulators, including the OCC and the FDIC.

     - The effects of, and changes in, monetary and fiscal policies, federal and state laws and regulations (financial, consumer, regulatory or otherwise), and other activities of governments, agencies and other similar organizations, including the OCC and the FDIC.

     - The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims and changes in those items, developments or assertions by or against us or any of our subsidiaries; adoptions of new, or changes in existing, accounting policies and practices and the application of such policies and practices.

     - Our relationships with significant vendors, business partners and customers.

     - Our ability to attract and retain key personnel.

ITEM 2.  PROPERTIES

At December 31, 2000, Advanta owned two buildings in Horsham, Pennsylvania totaling 198,000 square feet. During 2000, these buildings were primarily used by Advanta Mortgage and Advanta Business Cards. Advanta leased 109,511 square feet in Spring House, Pennsylvania for its principal executive offices as well as some of its Advanta Mortgage operations. Advanta leased an additional 39,203 square feet in two buildings in the Pennsylvania suburbs of Philadelphia for certain corporate staff functions. In the adjoining state of New Jersey, at December 31, 2000, Advanta owned one building consisting of 56,196 square feet and leased 24,090 square feet of office space in two buildings for Advanta Leasing Services and a portion of Advanta Business Cards operations. In Delaware, Advanta leased 36,589 square feet of office space for Advanta National Bank. In New York, Advanta leased 7,061 square feet of office space in two buildings for Advanta Partners LP and Advanta Growth Capital Fund, LP. Advanta also leased an additional 164,650 square feet of office space located in two buildings in California for Advanta Mortgage and 50,625 square feet of office space in Utah for Advanta Bank Corp.

     In addition to the principal locations in Pennsylvania, New Jersey, New York, Delaware California and Utah, during 2000 Advanta leased approximately 84,923 square feet of office space in twenty-one states to support the mortgage loan production offices. Advanta leased an additional 6,213 square feet of office space in five states to support Advanta Mortgage and Advanta Leasing Services.

     At December 31, 2000, the total leased and owned office space was approximately 777,061 square feet. Effective February 28, 2001, upon the closing of the Mortgage Transaction, Advanta leased the 800 and 850 Ridgeview Drive buildings in Horsham, Pennsylvania to Buyer for a two-year term with an option to renew for an additional one year term. In addition, Buyer assumed our leases for the California real estate as of February 28, 2001.

ITEM 3.  LEGAL PROCEEDINGS

On January 22, 1999, Fleet Financial Group, Inc. and certain of its affiliates ("Fleet") filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which we deny, center around Fleet's assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet LLC in connection with the Consumer Credit Card Transaction. Fleet seeks damages of approximately $141 million. We have filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that we contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities we have already assumed. We also have filed a countercomplaint against Fleet for approximately $101 million in damages we believe have been caused by certain actions of Fleet following the closing of the Consumer Credit Card Transaction. Formal discovery has begun and is ongoing. The court has scheduled trial in this matter to begin in July 2001. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

     On December 5, 2000, a former executive of Advanta obtained a jury verdict against Advanta in the amount of $3.9 million, in connection with various claims against Advanta related to the executive's termination of employment. Both parties filed post-trial motions. The former executive has filed a motion for a new trial with respect to his claims that were dismissed. The former executive is seeking, among other things, an award of approximately $6 million based upon the jury verdict and additional amounts, including attorney's fees and costs. We will vigorously pursue our post-trial motions, and if necessary, an appeal to the United States Court of Appeals for the Third Circuit and will continue to contest the former executive's positions. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

     On December 21, 2000, Banc One Financial Services, Inc. and Bank One, N.A (together "Banc One") filed a complaint that alleges, among other things, that Advanta breached two mortgage loan servicing agreements by wrongfully withholding as termination fees an amount in excess of $23 million, from amounts that we had collected under the loan servicing agreements, and by failing to perform under those agreements in certain respects. We dispute these claims and allegations. An answer to the complaint was filed

February 23, 2001 denying liability and raising affirmative defenses. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

     On February 1, 2001, Fleet and certain of its affiliates filed a complaint in an attempt to block the sale of our mortgage business to Chase Manhattan Mortgage Corp. The complaint alleged that the terms of the proposed sale breach a provision of the 1998 Contribution Agreement with Fleet, as amended (the "Contribution Agreement") which essentially requires a buyer of "substantially all" of our assets to assume any remaining obligations under the Contribution Agreement at the time of the sale of "substantially all" of our assets. In February 2001, we announced that we had reached an agreement with Fleet, with regard to Fleet's attempt to block the sale. As part of the agreement, Fleet dismissed its injunction claim and agreed that it would raise no future issue with respect to the sale of the mortgage business. Under the agreement, $70 million of our reserves in connection with our long-standing litigation with Fleet were funded in an escrow account. The court presiding over the claims will order the funds paid to Advanta or to Fleet depending upon the outcome of that litigation. The amount escrowed, $70 million, represents our maximum exposure to Fleet in the litigation, assuming a court were to rule in favor of Fleet on every claim involved in the litigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Each of the executive officers of Advanta Corp. and its subsidiaries listed below was elected by the applicable Board of Directors, to serve at the pleasure of the Board in the capacities indicated.

NAME                             AGE                        OFFICE                        DATE ELECTED
------------------------------------------------------------------------------------------------------
Dennis Alter                     58     Chairman of the Board and Chief Executive             1972
                                        Officer
William A. Rosoff                57     Vice Chairman of the Board and President              1996
Philip M. Browne                 41     Senior Vice President and Chief Financial             1998
                                        Officer
David Weinstock                  36     Vice President and Chief Accounting Officer           2001

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

     Mr. Rosoff joined Advanta Corp. in January 1996 as a Director and Vice Chairman. In October 1999, Mr. Rosoff became President and Vice Chairman of the Board of Advanta Corp. Prior to joining Advanta Corp., Mr. Rosoff was a long time partner of the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, Advanta Corp.'s outside counsel, where he advised Advanta Corp. for over 20 years. While at Wolf, Block, Schorr and Solis-Cohen LLP, he served as Chairman of its Executive Committee and, immediately before joining Advanta Corp., as a member of its Executive Committee and Chairman of its Tax Department. Mr. Rosoff is a Trustee of Atlantic Realty Trust, a publicly held real estate investment trust.

     Mr. Browne joined Advanta Corp. in June 1998 as Senior Vice President and Chief Financial Officer. Prior to joining Advanta Corp., he was an Audit and Business Advisory Partner at Arthur Andersen LLP where, for over sixteen years, he audited public and private companies and provided business advisory and consulting services to financial services companies. Mr. Browne had served as the Arthur Andersen engagement partner for Advanta Corp. since 1994. Mr. Browne is a director of AF&L Insurance Company, a privately held long-term care and home health care insurance company.

     Mr. Weinstock joined Advanta Corp. in 1998 and became Vice President and Chief Accounting Officer in March 2001. Mr. Weinstock joined the Company in December 1998 as Controller and he became Vice President of Investor Relations in October 1999. Prior to joining Advanta Corp., Mr. Weinstock served as Senior Manager at Arthur Andersen LLP from 1996 to 1998, where he audited public and private companies and provided business advisory and consulting services to financial services companies.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

COMMON STOCK PRICE RANGES AND DIVIDENDS

The Company's common stock is traded on the National Market System of The Nasdaq Stock Market, Inc. under the symbols ADVNA (Class A voting common stock) and ADVNB (Class B non-voting common stock).

     Following are the high, low and closing sale prices and cash dividends declared for the last two years as they apply to each class of stock:

                                                                                 CASH
                                                                               DIVIDENDS
QUARTER ENDED:                                    HIGH      LOW      CLOSE     DECLARED
--------------                                   ------    ------    ------    ---------
CLASS A:
March 1999                                       $15.19    $10.31    $11.06      $.063
June 1999                                         18.25      9.63     18.06       .063
September 1999                                    23.94     14.63     14.63       .063
December 1999                                     20.38     14.63     18.25       .063
March 2000                                       $21.88    $16.88    $20.31      $.063
June 2000                                         21.00     10.88     12.19       .063
September 2000                                    13.56     10.69     11.25       .063
December 2000                                     11.88      5.75      8.81       .063

CLASS B:
March 1999                                       $12.31    $ 7.75    $ 8.94      $.076
June 1999                                         14.75      7.59     13.56       .076
September 1999                                    19.13     11.38     11.75       .076
December 1999                                     15.88     10.44     14.06       .076
March 2000                                       $15.50    $11.50    $14.48      $.076
June 2000                                         15.13      7.75      8.50       .076
September 2000                                    10.19      7.50      8.14       .076
December 2000                                      8.38      4.13      7.19       .076

     At March 23, 2001, the Company had approximately 287 and 598 holders of record of Class A and Class B common stock, respectively.

     Although the Company anticipates that comparable cash dividends will continue to be paid in the future, the payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend on numerous factors including the Company's cash flow, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS
SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------
                                               2000         1999         1998         1997         1996
----------------------------------------------------------------------------------------------------------
Summary of Operations(1)
  Noninterest revenues                      $  157,081   $  105,370   $  140,408   $  655,605   $  670,593
  Interest revenues                            136,100      104,584      111,502      331,021      299,311
  Interest expense                              86,508       80,800      101,226      266,118      240,948
  Gain on transfer of consumer credit card
    business                                         0            0      541,288            0            0
  Provision for credit losses                   36,309       22,506       38,329      199,494       93,329
  Minority interest in income of
    consolidated subsidiary                      8,880        8,880        8,880        8,880          222
  Operating expenses                           150,292       95,506      136,835      466,550      416,185
  Unusual charges(2)                                --       16,713      125,072            0            0
  Income (loss) before income taxes             11,192      (14,451)     382,856       45,584      219,220
  Income from continuing operations             11,192       41,334      408,604       25,920      136,117
  Income (loss) from discontinued
    operations, net of tax                    (163,578)       8,484       39,276       45,705       39,540
  Loss on discontinuance of leasing
    business, net of tax                        (4,298)          --           --           --           --
  Net income (loss)                           (156,684)      49,818      447,880       71,625      175,657
----------------------------------------------------------------------------------------------------------
Per Common Share Data
  Basic income from continuing operations
    Combined(3)                             $     0.44   $     1.63   $    15.18   $     0.45   $     3.18
    Class A                                       0.39         1.59        15.14         0.38         3.11
    Class B                                       0.47         1.66        15.21         0.50         3.22
  Basic net income (loss)
    Combined(3)                                  (6.24)        1.99        16.65         1.52         4.15
    Class A                                      (6.28)        1.95        16.62         1.45         4.08
    Class B                                      (6.21)        2.02        16.68         1.57         4.19
  Diluted income from continuing
    operations
    Combined(3)                                   0.44         1.62        14.33         0.45         3.02
    Class A                                       0.39         1.58        14.32         0.38         2.99
    Class B                                       0.46         1.65        14.35         0.49         3.04
  Diluted net income (loss)
    Combined(3)                                  (6.19)        1.98        15.71         1.50         3.89
    Class A                                      (6.23)        1.94        15.69         1.43         3.86
    Class B                                      (6.16)        2.00        15.73         1.54         3.91
  Cash dividends declared
    Class A                                      0.252        0.252        0.252        0.440        0.380
    Class B                                      0.302        0.302        0.302        0.528        0.456
  Book value-combined                            17.06        23.14        21.26        19.01        18.06
  Closing stock price
    Class A                                       8.81        18.25        13.25        26.25        42.75
    Class B                                       7.19        14.06        11.06        25.38        40.88
----------------------------------------------------------------------------------------------------------
Financial Condition -- Year End
  Investments(4)                            $  866,376   $  893,819   $1,290,373   $1,378,772   $1,124,526
  Gross business credit card receivables
    Owned                                      335,087      275,095      150,022      140,399       72,348
    Securitized                              1,324,137      765,019      664,712      522,688      229,000
                                            --------------------------------------------------------------
    Managed                                  1,659,224    1,040,114      814,734      663,087      301,348
  Total assets                               2,843,472    3,538,560    3,662,062    6,637,617    5,479,415
  Deposits                                   1,346,975    1,512,359    1,749,790    3,017,611    1,860,058
  Long-term debt                               755,184      788,508    1,030,147    2,248,172    2,305,081
  Capital securities(5)                        100,000      100,000      100,000      100,000      100,000
  Stockholders' equity                         440,902      589,631      560,304      926,950      852,036
----------------------------------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------
                                               2000         1999         1998         1997         1996
----------------------------------------------------------------------------------------------------------
Selected Financial Ratios
  Return on average assets                       (4.35)%       1.34%       11.95%        1.09%        3.16%
  Return on average common equity               (31.37)        8.82        82.76         8.47        25.31
  Return on average total equity(6)             (25.11)        8.30        64.81         8.12        22.07
  Equity/owned assets(6)                         19.02        19.49        18.03        15.47        17.37
  Dividend payout(7)                               N/M        15.67         1.62        33.34        10.75
  As a percentage of managed receivables:
    Total loans 30 days or more
       delinquent(8)                               5.0          3.7          4.4          5.2          4.9
    Net charge-offs(8)                             4.6          5.1          6.7          6.8          3.7
----------------------------------------------------------------------------------------------------------

(1) Results through February 1998 include the results of the consumer credit card unit.

(2) 1999 amounts included charges associated with cost reduction initiatives in the first quarter and additional costs associated with products exited in the first quarter of 1998. 1998 amounts included severance and outplacement costs associated with workforce reduction, option exercises and other employee costs associated with the Consumer Credit Card Transaction/Tender Offer, expense associated with exited business/products and asset impairment.

(3) Combined represents a weighted average of Class A and Class B (see Note 1 to consolidated financial statements).

(4) Includes federal funds sold, trading investments and investments available for sale.

(5) Represents company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp.

(6) Return on average total equity and equity/owned assets include capital securities as equity. The ratios without capital securities for 2000 were (31.28%) and 15.51%, respectively, for 1999 were 8.82% and 16.66%, respectively, for 1998 were 74.75% and 15.30%, respectively, for 1997 were 8.33% and 13.97%, respectively and for 1996 were 22.31% and 15.55%, respectively.

(7) The dividend payout ratio for the year ended December 31, 2000 is negative and therefore, not meaningful.

(8) Effective October 1, 2000, business credit card charge-off and delinquency statistics reflect the adoption of a new charge-off policy for bankruptcies. Bankrupt business credit cards are charged off within a 60-day investigative period after receipt of notification. The previous policy provided a 90-day investigative period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

OVERVIEW

During the years ended December 31, 2000, 1999 and 1998, our lending and leasing business units consisted of Advanta Business Cards, Advanta Mortgage and Advanta Leasing. In addition to our lending and leasing businesses, we have an insurance business and venture capital investments. In the first quarter of 2001, we sold our mortgage business and announced the discontinuance of our leasing business. We will continue to service the existing leasing portfolio rather than sell the business or the portfolio. The results of the mortgage and leasing businesses are reported as discontinued operations in all periods presented. Prior to February 20, 1998, we issued consumer credit cards. Results of the consumer credit card business through February 20, 1998 are reported in continuing operations.

     For the year ended December 31, 2000, we reported income from continuing operations of $11.2 million or $0.44 per combined common share, assuming dilution, compared to $41.3 million or $1.62 per combined diluted common share for the year ended December 31, 1999. For the year ended December 31, 1998, we reported income from continuing operations of $408.6 million or $14.33 per combined diluted common share. Pretax income for Advanta Business Cards was $71.2 million for the year ended December 31, 2000, $34.2 million for the year ended December 31, 1999, and $15.2 million for the year ended December 31, 1998.

     In 2000, income from continuing operations includes pretax investment gains, net, on venture capital investments of $7.7 million, a pretax increase in the provision for credit losses on business credit cards of $18.4 million, and a $7.0 million pretax charge for an increase in litigation reserves.

     In 1999, income from continuing operations includes a tax benefit of $50.0 million related to the former consumer credit card business. Income from continuing operations for the year ended December 31, 1999 also includes pretax unusual charges of $6.7 million for severance and outplacement costs associated with cost cutting initiatives implemented in the first quarter of 1999 and $10.0 million of additional costs associated with products exited in the first quarter of 1998. In addition, in 1999 we recognized a pretax investment gain on a venture capital investment of $28.1 million, and non-operating charges of $16.9 million related to our exit from the auto finance business.

     In 1998, income from continuing operations includes a $541.3 million gain on the Consumer Credit Card Transaction (see Note 11 to the consolidated financial statements), a $62.3 million pretax charge for severance and outplacement costs associated with workforce reduction, option exercises and other employee costs associated with the Consumer Credit Card Transaction/Tender Offer, a $54.1 million pretax charge for expenses associated with exited businesses and products, $41.8 million of equity securities losses and an $8.7 million pretax charge for facility impairments.

     Income (loss) from discontinued operations, net of tax, was ($163.6) million for the year ended December 31, 2000, $8.5 million for the year ended December 31, 1999 and $39.3 million for the year ended December 31, 1998. In addition to the operating results of the discontinued operations, we recorded a loss on the discontinuance of our leasing business of $4.3 million, net of tax, effective December 31, 2000.

ADVANTA BUSINESS CARDS

OVERVIEW

Advanta Business Cards offers MasterCard business credit cards to small businesses using targeted direct mail and the Internet as well as telemarketing solicitation of potential cardholders. This product provides approved customers with access, through merchants, banks, checks and ATMs, to an instant unsecured revolving business credit line. Advanta Business Cards generates interest and other income through finance charges assessed on outstanding balances, interchange income, and cash advance and other credit card fees.

     Pretax income for Advanta Business Cards was $71.2 million for the year ended December 31, 2000 as compared to $34.2 million for year ended December 31, 1999. Pretax income for Advanta Business Cards was $15.2 million for the year ended December 31, 1998. The increase in pretax income in both years resulted from increases in the volume of managed receivables, portfolio yields due to changes in pricing and interchange income. These increases in revenues were partially offset by increases in provisions for credit losses, and increases in operating expenses due to increased marketing and account origination activities.

     Pretax income for Advanta Business Cards for the year ended December 31, 2000 includes an increase in the provision for credit losses of $18.4 million. Approximately $8 million of the $18.4 million increase in 2000 is attributable to a revision of our estimate of the allowance for credit losses as a result of the following factors: (1) discussions with our banking regulators relating to the implementation of the agreement between Advanta Bank Corp. and the FDIC that was disclosed in June 2000; (2) changes in the economic environment; and (3) the use of more conservative loss estimates for certain segments of the loan portfolio. The remainder of the increase in allowance is due to the maturing and growth of the portfolio. See further discussion in the "Provision and Allowance for Credit Losses" section of Management's Discussion and Analysis.

     Advanta Business Cards originated 311,275 new accounts in the year ended December 31, 2000, 146,436 new accounts in 1999 and 102,181 new accounts in 1998. The increases in new business credit card accounts over prior years resulted from the successful application of our information based strategy to expand the universe of potential business credit card customers.

SECURITIZATION INCOME

Advanta Business Cards recognized securitization income of $70.8 million for the year ended December 31, 2000, $33.5 million for the year ended December 31, 1999, and $18.2 million for the year ended December 31, 1998. Advanta Business Cards sells interests in receivables through securitizations. Advanta Business Cards also sells receivables to existing securitization trusts on a continuous basis to replenish the investors' interest in trust receivables that have been repaid by the card holders. The increase in securitization income in both years was due to increased yields on the securitized receivables and increased volume of securitized receivables. The increase in 2000 was partially offset by increased credit losses on securitized receivables.

     The following table provides selected information on a managed loan portfolio basis.

MANAGED PORTFOLIO DATA

($ IN THOUSANDS)                                             2000          1999         1998
----------------                                          ----------    ----------    --------
Average managed business credit card receivables          $1,372,717    $  892,862    $744,192
Ending managed business credit card receivables            1,659,224     1,040,114     814,734
Ending number of accounts -- managed                         585,836       352,312     245,853
Managed net interest margin                                     12.6%         11.2%        9.9%
As a percentage of gross managed receivables:
          Total loans 30 days or more delinquent                 5.0%          3.7%        4.4%
          Net charge-offs                                        4.7           5.0         5.9

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities- a Replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without amendment. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We have adopted the disclosure provisions of SFAS No. 140 for the year ended December 31, 2000. We anticipate that the adoption of the accounting provisions of SFAS No. 140 will not have a material effect on our financial position or results of operations.

SERVICING REVENUES

Advanta Business Cards recognized servicing revenue of $17.3 million for the year ended December 31, 2000, $13.8 million for the year ended December 31, 1999, and $12.3 million for the year ended December 31, 1998. The increase in servicing revenue in both years was due to increased volume of securitized receivables.

DISCONTINUED OPERATIONS

On January 8, 2001, we signed an agreement with Chase Manhattan Mortgage Corporation, a subsidiary of J.P. Morgan Chase & Co., to sell our mortgage business, Advanta Mortgage. Advanta Mortgage made nonconforming home equity loans directly to consumers and through brokers. This business unit originated and serviced first and second lien mortgage loans, including home equity lines of credit, through subsidiaries of Advanta. In addition to servicing and managing the loans it originated, Advanta Mortgage contracted with third parties to service their nonconforming home equity loans on a subservicing basis.

     Effective February 28, 2001, we completed the sale of our mortgage business to Chase Manhattan Mortgage Corporation. Following the transaction, we no longer operate a mortgage business. The purchase and sale agreement provided for the sale, transfer and assignment of substantially all of the assets and operating liabilities associated with our mortgage business, as well as specified contingent liabilities arising out of our operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising out of our operation of the mortgage business before closing that were not specifically assumed by the buyer. The proceeds from the sale exceeded $1 billion, subject to closing adjustments, resulting in an estimated gain of approximately $59.7 million before transaction expenses, severance expenses and other costs. Transaction expenses, severance expenses and other costs associated with the sale are expected to be significant. The gain will also be reduced by a charge of approximately $19.7 million associated with certain equipment, facilities and derivative instruments related to hedging activities not purchased by the buyer. We will use part of the proceeds from the sale of mortgage assets to pay off our outstanding medium-term notes via a tender offer to repurchase the outstanding notes at par value plus accrued interest. We also intend to use the proceeds to reduce a significant portion of our outstanding retail notes, and to provide working capital for our remaining businesses. Although the transaction resulted in a gain for financial reporting purposes, due to book/tax differences we expect that we will not be required to pay any material federal income tax as a result of the sale. We also expect to record a restructuring charge in the first quarter of 2001 as we restructure corporate functions to a size commensurate with the ongoing business after closing.

     On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. Advanta Leasing Services offered flexible lease financing programs on small-ticket equipment to small businesses. The primary products financed included office machinery, security systems and computers. The commercial equipment leasing business was generated primarily through third-party referrals from manufacturers or distributors of equipment, as well as independent brokers, direct mail marketing and telemarketing. We will continue to service the existing portfolio rather than sell the business or the portfolio. In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000.

     Income (loss) from discontinued operations, net of tax, was ($163.6) million for the year ended December 31, 2000, $8.5 million for the year ended December 31, 1999 and $39.3 million for the year ended December 31, 1998.

     Loss from discontinued operations for the year ended December 31, 2000 includes charges which were made in response to our regulatory review process, including the implementation of the agreements with the bank regulators that were signed during the second and third quarters of 2000, and changes during the second quarter in the market and the political and regulatory environment for subprime lending. These charges include a pretax reduction in the valuation of Advanta National Bank's retained interests in mortgage securitizations of $214.0 million and an increase in Advanta National Bank's on-balance sheet allowance for credit losses related to mortgage loans of $22.0 million. These Advanta National Bank charges reduced net income by $236.0 million or $9.31 per combined common diluted share.

     In addition, loss from discontinued operations for the year ended December 31, 2000 includes $20.3 million of pretax charges resulting from changes in valuation assumptions related to retained interests in leasing securitizations, primarily due to higher credit losses associated with certain unprofitable segments of broker originations from prior periods. These charges reduced net income by $20.3 million or $.80 per combined common diluted share. Loss from discontinued operations for the year ended December 31, 2000 also includes $25.3 million of revenues related to termination fees received under a mortgage servicing agreement. See Note 12 to the consolidated financial statements.

     Income from discontinued operations for the year ended December 31, 1999 includes $28.8 million of pretax valuation adjustments to the retained interests in mortgage securitizations and contractual mortgage servicing rights, which decreased net income by $17.4 million or $0.73 per combined diluted share. Of the total valuation adjustment, $10 million was recorded in the second quarter of 1999, which resulted from an increase in credit losses expected in the off-balance sheet mortgage loan portfolio based on portfolio trends and experience. The majority of the remaining charge was recorded in the fourth quarter of 1999 and resulted from an increase in the discount rate on the retained interest-only strip and an increase in the credit loss assumption. The discount rate was increased due to an increase in market interest rates and an observed trend toward higher discount rates in available public disclosures relating to comparable instruments. The increase in the loss assumption was due to an additional increase in credit losses expected in the off-balance sheet mortgage loan portfolio based on trends and experience. The decrease in the valuation caused by the increased discount rate and credit loss assumption was slightly offset by a decrease in prepayment speeds experienced.

     Additionally, in the first quarter of 1999, we recorded pretax valuation adjustments to the retained interests in auto loan securitizations of $12 million, which decreased net income by $7.4 million, or $0.31 per combined diluted share. In the first quarter of 1999, management implemented a plan to exit the auto finance business and engaged an investment banker to solicit bids for the business as a whole, including our retained interests in auto securitizations and certain auto loan receivables. Although management did not ultimately accept any offers to acquire the retained interests, the informal bids received were considered as part of our fair value analysis of the retained interests, which resulted in a decrease in the valuation of the assets as of March 31, 1999.

     Income from discontinued operations for the year ended December 31, 1998 includes $59.3 million of pretax valuation adjustments to the retained interests in mortgage securitizations and contractual mortgage servicing rights, which decreased net income by $41.5 million or $1.46 per combined diluted share. This charge resulted from an increase in prepayment speeds experienced.

INTEREST INCOME AND EXPENSE

Interest income on receivables and investments increased by $31.5 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999. During the same period, interest expense increased by $5.7 million. The increase in interest income was due to an increase in yields on business credit card receivables as well as an increase in average on-balance sheet business credit card receivables. The increase in interest expense was due to an increase in the cost of funds.

     Interest income on receivables and investments decreased $6.9 million for the year ended December 31, 1999 as compared to 1998. During the same period, interest expense decreased by $20.4 million. The decrease in interest income was mainly attributable to the decrease in average interest-earning assets as a result of the transfer of consumer credit card receivables in the Consumer Credit Card Transaction in 1998. This decrease was partially offset by an increase in yields on business credit card receivables and an increase in average on-balance sheet business credit card receivables. The decrease in interest expense was due to a decrease in the cost of funds, as well as a reduction in interest-bearing liabilities in connection with the Consumer Credit Card Transaction in 1998.

     Our cost of funds increased to 6.89% in 2000 from 5.87% in 1999. Our cost of funds was 6.26% in 1998. The increase in the cost of funds in 2000 as compared to 1999 was primarily attributable to rising market interest rates. The decrease in the cost of funds in 1999 as compared to 1998 was primarily attributable to the increase in the use of deposits as a funding source. Deposits represented 68% of total average interest-bearing liabilities for the year ended December 31, 2000 as compared to 66% in 1999 and 50% in 1998.

     The following table provides an analysis of owned interest income and expense data, average balance sheet data, net interest spread, and net interest margin. Net interest spread represents the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin represents the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets. Average owned loans and the related interest revenues include certain loan fees and costs.

                             INTEREST RATE ANALYSIS

                                                                    YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)              ---------------------------------------------------------------------------------------------------
                                           2000                              1999                              1998
                              -------------------------------   -------------------------------   -------------------------------
                               AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE
                               BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE
---------------------------------------------------------------------------------------------------------------------------------
ON-BALANCE SHEET
----------------------------
Interest-earning assets:
  Receivables:
    Business credit cards     $  399,692   $ 77,528    19.40%   $  212,311   $ 35,265    16.61%   $  146,515   $ 21,549    14.71%
    Consumer credit cards(1)           0          0     0.00             0          0     0.00       384,697     23,457     6.10
    Other loans                   23,067        979     4.25        17,450      2,188    12.54        15,724      1,858    11.82
                              ----------   --------   ------    ----------   --------   ------    ----------   --------   ------
  Total receivables              422,759     78,507    18.57       229,761     37,453    16.30       546,936     46,864     8.57
  Federal funds sold             218,387     13,896     6.36       272,330     13,535     4.97       203,485     10,933     5.37
  Restricted
    interest-bearing
    deposits                      26,121      1,762     6.75        27,586      1,416     5.13       106,732      4,402     4.12
  Trading investments                  0          0     0.00       110,565      6,752     6.11       172,084     10,374     6.03
  Tax-free securities(2)           3,786        348     9.19         3,857        319     8.27         4,992        407     8.15
  Taxable investments            656,868     41,964     6.39       798,633     44,842     5.61       673,239     37,850     5.62
  Interest earning assets of
    discontinued operations    1,457,218    179,957    12.35     1,565,773    142,632     9.11     1,462,658    135,598     9.27
                              ----------   --------   ------    ----------   --------   ------    ----------   --------   ------
Total interest-earning
  assets(3)                   $2,785,139   $316,434    11.36%   $3,008,505   $246,949     8.21%   $3,170,126   $246,428     7.77%
                              ==========   ========   ======    ==========   ========   ======    ==========   ========   ======
Interest-bearing
  liabilities:
  Deposits:
    Savings                   $  182,112   $ 10,206     5.60%   $  262,501   $ 13,120     5.00%   $  202,943   $ 10,916     5.38%
    Time deposits under
      $100,000                 1,227,550     79,810     6.50     1,063,354     60,271     5.67       909,132     54,941     6.04
    Time deposits of
      $100,000 or more           441,856     28,755     6.51       500,268     27,995     5.60       329,001     20,078     6.10
                              ----------   --------   ------    ----------   --------   ------    ----------   --------   ------
  Total deposits               1,851,518    118,771     6.41     1,826,123    101,386     5.55     1,441,076     85,935     5.96
  Debt                           747,182     61,030     8.17       893,720     58,441     6.53     1,337,508     87,204     6.52
  Other borrowings               137,024      8,792     6.42        54,008      3,225     5.92       102,372      7,067     6.90
                              ----------   --------   ------    ----------   --------   ------    ----------   --------   ------
Total interest-bearing
  liabilities                  2,735,724    188,593     6.89     2,773,851    163,052     5.87     2,880,956    180,206     6.26
Net noninterest-bearing
  liabilities                     49,415                           234,654                           289,170
                              ----------                        ----------                        ----------
Sources to fund
  interest-earning assets(4)  $2,785,139   $188,593     6.77%   $3,008,505   $163,052     5.42%   $3,170,126   $180,206     5.68%
                              ==========   ========   ======    ==========   ========   ======    ==========   ========   ======
Net interest spread                                     4.47%                             2.34%                             1.51%
                                                      ======                            ======                            ======
Net interest margin                                     4.59%                             2.79%                             2.09%
---------------------------------------------------------------------------------------------------------------------------------

(1) Includes consumer credit cards through February 20, 1998.
(2) Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.
(3) Includes assets held and available for sale and nonaccrual loans.
(4) Includes funding of assets for both continuing and discontinued operations.

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

                                                2000 VS. 1999                      1999 VS. 1998
($ IN THOUSANDS)                        ------------------------------    -------------------------------
                                          INCREASE (DECREASE) DUE TO        INCREASE (DECREASE) DUE TO
                                        ------------------------------    -------------------------------
                                         VOLUME      RATE       TOTAL      VOLUME      RATE       TOTAL
---------------------------------------------------------------------------------------------------------
Interest income from:
  Receivables:
    Business credit cards               $ 35,506    $ 6,757    $42,263    $ 10,652    $ 3,064    $ 13,716
    Consumer credit cards(1)                   0          0          0     (23,457)         0     (23,457)
    Other loans                              551     (1,760)    (1,209)        212        118         330
  Federal funds sold                      (2,989)     3,350        361       3,467       (865)      2,602
  Restricted interest-bearing deposits       (79)       425        346      (3,864)       878      (2,986)
  Trading investments                     (6,752)         0     (6,752)     (3,758)       136      (3,622)
  Tax-free securities                         (6)        35         29         (94)         6         (88)
  Taxable investments                     (8,600)     5,722     (2,878)      7,059        (67)      6,992
  Interest earning assets of
    discontinued operations              (10,463)    47,788     37,325       9,410     (2,376)      7,034
                                        --------    -------    -------    --------    -------    --------
Total interest income(2)                $  7,168    $62,317    $69,485    $   (373)   $   894    $    521
                                        --------    -------    -------    --------    -------    --------
Interest expense on:
  Deposits:
    Savings                             $ (4,357)   $ 1,443    $(2,914)   $  3,019    $  (815)   $  2,204
    Time deposits under $100,000          10,030      9,509     19,539       8,859     (3,529)      5,330
    Time deposits of $100,000 or more     (3,489)     4,249        760       9,682     (1,765)      7,917
  Debt                                   (10,556)    13,145      2,589     (28,897)       134     (28,763)
  Other borrowings                         5,277        290      5,567      (2,954)      (888)     (3,842)
                                        --------    -------    -------    --------    -------    --------
Total interest expense                  $ (3,095)   $28,636    $25,541    $(10,291)   $(6,863)   $(17,154)
                                        --------    -------    -------    --------    -------    --------
Net interest income                     $ 10,263    $33,681    $43,944    $  9,918    $ 7,757    $ 17,675

--------------------------------------------------------------------------------
(1) Includes consumer credit cards through February 20, 1998.

(2) Includes income from assets held and available for sale.

GAIN ON TRANSFER OF CONSUMER CREDIT CARD BUSINESS

In 1998 we recognized a gain of $541.3 million which represented the excess of liabilities transferred to Fleet Credit Card LLC ("Fleet LLC") over the net basis of the assets transferred and our retained minority membership interest in Fleet LLC. At the closing date of the Consumer Credit Card Transaction, the minority interest was a 4.99% ownership interest in Fleet LLC valued at $20 million. See Note 11 to the consolidated financial statements.

OTHER REVENUES

($ IN THOUSANDS)                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               2000       1999        1998
--------------------------------------------------------------------------------------------
Business credit card interchange income                       $61,668    $33,786    $ 20,741
Investment securities gains (losses), net                       5,473     30,132     (40,142)
Consumer credit card interchange income                             0          0      11,881
Consumer credit card overlimit fees                                 0          0      16,233
Insurance revenues, net and other                               1,833      6,445      10,235
--------------------------------------------------------------------------------------------
Total other revenues, net                                     $68,974    $70,363    $ 18,948
--------------------------------------------------------------------------------------------

     Business credit card interchange income increased by $27.9 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999 and increased by $13.0 million for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase in both periods was due to higher purchase volume related to the increase in average managed business credit card accounts and receivables. In addition, an increase in interchange rates contributed to the increase for the year ended December 31, 1999. The average interchange rate was 2.1% in 2000 and 1999 and 2.0% in 1998.

     Investment securities gains (losses) include changes in the fair value and realized gains (losses) on venture capital investments. Investment securities gains (losses) for the year ended December 31, 2000 include $11.4 million in gains on the sale of venture capital investments, ($3.7) million of net decrease in valuations of venture capital investments, and ($2.2) million of realized losses on other investments. Investment securities gains (losses) for the year ended December 31, 1999 include a $28.1 million gain on a venture capital investment. Most of the loss in the year ended December 31, 1998 relates to venture capital investments not publicly traded for which we decided to expedite a disposal plan.

     Insurance revenues, net and other for the year ended December 31, 2000 includes a charge of approximately $3 million relating to the settlement of a large policy claim. We have been notified by Progressive Casualty Insurance Company that it does not intend to renew the strategic alliance with Advanta Insurance when the original five-year term for the alliance expires during 2001. The agreement governing the relationship between Advanta Insurance and Progressive requires that upon termination, we transfer our interest in the assets and liabilities of the strategic alliance to Progressive and that Progressive make certain payments to us, subject to adjustments. Advanta Insurance and Progressive are currently pursuing alternative termination structures for the strategic alliance that would allow for early termination and financial settlement.

     The decline in consumer credit card interchange income, consumer credit card overlimit fees, insurance revenues and certain other revenues for the year ended December 31, 1999 as compared to the year ended December 31, 1998 was attributable to the transfer of the consumer credit card portfolio in the Consumer Credit Card Transaction in February 1998.

OPERATING EXPENSES

                      ($ IN THOUSANDS)                          2000       1999        1998
---------------------------------------------------------------------------------------------
Salaries and employee benefits                                $ 42,499    $35,300    $ 47,723
Amortization of credit card deferred origination costs, net     23,961      5,863      22,271
Professional/consulting fees                                    18,451     12,160       6,530
External processing                                             13,236      8,507      14,387
Marketing expense                                               11,492      2,397       4,066
Occupancy expense                                                9,221      9,854       6,822
Equipment expense                                                9,001      5,528       9,981
Other                                                           22,431     15,897      25,055
---------------------------------------------------------------------------------------------
Total operating expenses                                      $150,292    $95,506    $136,835
---------------------------------------------------------------------------------------------

     Salaries and employee benefits, amortization of credit card deferred origination costs, net, external processing expense, marketing expense and equipment expense have increased for the year ended December 31, 2000 as compared to the year ended December 31, 1999 due primarily to increased marketing and account origination activities in Advanta Business Cards as well as the resulting growth in managed business credit card receivables. Business credit card new account originations increased by 113% for the year ended December 31, 2000 as compared to 1999, and average managed business credit card receivables grew by 54% in the same period. The increase in equipment expense for the year ended December 31, 2000 as compared to 1999 also includes an increase in depreciation expense associated with information technology upgrades placed in service during 1999. The increase in other expenses for the year ended December 31, 2000 as compared to 1999 was primarily due to an increase in litigation reserves of $7.0 million in 2000.

     The decreases in salaries and employee benefits, amortization of credit card deferred origination costs, net, external processing expense, marketing expense, equipment expense, and other expenses for the year ended December 31, 1999 as compared to 1998 were due to consumer credit card expenses incurred through February 1998 that are included in the 1998 amounts, as well as to cost reduction measures implemented in the first quarter of 1999.

     Professional fees increased by $6.3 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999 and increased by $5.6 million for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase in 2000 was due to increased legal activity and consulting costs, including consulting costs associated with the implementation of the regulatory agreements. The increase in 1999 was due, in part, to increased legal activity, as well as consulting and outsourcing costs associated with our strategic management of capacity and resources.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. The allowance for credit losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility in light of historical experience by loan type, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay and prevailing economic conditions. Since our loan portfolio is comprised of large groups of smaller balance homogeneous loans, we evaluate each group collectively for impairment. The allowance is determined primarily based on a migration analysis of delinquent and current accounts and certain qualitative factors consistent with applicable bank regulatory guidelines. As part of our evaluation, we compare actual credit loss performance to previously estimated credit losses, and make modifications to estimates as needed. This allowance for credit loss evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

     The allowance for credit losses is maintained for on-balance sheet receivables and is intended to cover all credit losses inherent in the owned loan portfolio. Anticipated losses on securitized assets are reflected in the calculations of securitization income and retained interests in securitizations. See Note 1 to the consolidated financial statements. Such loss estimates are intended to cover all probable credit losses over the life of the securitized receivables. Management continually evaluates both its on-balance sheet and off-balance sheet estimates and, as appropriate, effects changes to these amounts.

     Nonperforming assets include loans past due 90 days or more, and bankrupt, decedent and fraudulent business credit card accounts. We charge losses on business credit card accounts against the allowance at 180 days contractually delinquent. Business credit card accounts suspected of being fraudulent are charged-off after a 90-day investigative period, unless our investigation shows no evidence of fraud. Effective October 1, 2000, bankrupt business credit cards are charged off within a 60-day investigative period after receipt of notification. The previous policy provided a 90-day investigative period.

     Loans are put on nonaccrual status when they become 90 days past due. Gross interest income that would have been recorded for owned nonperforming assets, had interest been accrued throughout the year in accordance with the assets' original terms, was $1.3 million in 2000.

     At December 31, 2000, the allowance for credit losses on a consolidated basis was $33.4 million, or 9.3% of owned receivables, compared to $14.9 million, or 4.9%, at December 31, 1999. The allowance for credit losses on business credit card receivables was $33.2 million, or 9.9% of owned receivables, at December 31, 2000, as compared to $14.7 million, or 5.3%, at December 31, 1999. As of September 30, 2000, we modified our estimate of the allowance for credit losses on business credit card receivables. The revised estimate for the overall portfolio was developed based on discussions with our banking regulators, changes in the economic environment and the use of more conservative loss estimates for certain segments of the loan portfolio. Those segments included accounts with lower credit scores, accounts held by businesses in operation less than twelve months, and accounts in which cash borrowings comprise a significant portion of the outstanding balance. As a result of these changes in estimate, we increased our allowance for credit losses by approximately $8 million, which decreased net income by approximately $8 million or $0.32 per diluted combined share. The remainder of the increase in allowance for credit losses on business credit card receivables is due to the maturing and growth of the portfolio. The maturing of the portfolio was reflected in the delinquency rates. Total owned business credit card receivables 30 days or more delinquent increased from 3.8% at December 31, 1999 to 5.5% at December 31, 2000. The charge-off rate on owned business credit card receivables for the year ended December 31, 2000 of 4.5% was slightly less than the rate for the year ended December 31, 1999 of 4.8%; however, we did experience a trend of increasing charge-off rates in the second half of 2000 due to the maturing of the portfolio. Charge-off rates on owned business credit card receivables by quarter were 4.1% for the first quarter of 2000, 3.7% for the second quarter of 2000, 4.9% for the third quarter of 2000 and 5.1% for the fourth quarter of 2000. The fourth quarter charge-off rate includes a 0.5% acceleration of charge-offs to adopt the 60 day charge-off policy for bankrupt accounts. See discussion above.

     The allowance on other loans was $202 thousand at both December 31, 2000 and 1999 and was relatively consistent as a percentage of other loans at 0.8% on December 31, 2000 as compared to 0.7% at December 31, 1999. There were no significant changes or trends in credit quality statistics of other loans in 1998 through 2000.

     For the year ended December 31, 2000, the provision for credit losses increased by $13.8 million as compared to 1999. The increase in the provision was primarily due to a change in estimate of the allowance for credit losses for business credit cards and the maturing and growth of the business credit card portfolio in 2000 as discussed above. Average on-balance sheet business credit card receivables increased 88% in 2000 as compared with 1999. For the year ended December 31, 1999, the provision for credit losses decreased by $15.8 million as compared to the year ended December 31, 1998. This decrease was comprised of a $28.3 million decrease in the provision on consumer credit cards due to the Consumer Credit Card Transaction in 1998, a $7.9 million increase in the provision on business credit cards, and a $4.6 million increase in the provision on other loans. The increase in the provision on business credit cards was due to the expansion of the business credit card customer base during 1999. Average on-balance sheet business credit card receivables increased 45% in 1999 as compared with 1998. The provision for credit losses on other loans in 1999 included a $3.7 million provision related to our exit from the auto finance business.

CREDIT QUALITY

The following table provides a summary of allowances for credit losses, nonperforming assets, delinquencies and charge-offs for the past five years. Consolidated data includes business credit cards, consumer credit cards through February 1998, and other loans.

                                                                             DECEMBER 31,
                                                        ------------------------------------------------------
($ IN THOUSANDS)                                         2000       1999        1998        1997        1996
--------------------------------------------------------------------------------------------------------------
CONSOLIDATED -- MANAGED
Nonperforming assets                                    $45,160    $24,118    $ 25,469    $118,815    $ 91,776
Accruing loans past due 90 days or more                       0          0           0     203,069     228,822
Total loans 30 days or more delinquent                   83,798     39,681      36,578     623,919     641,377
As a percentage of gross receivables:
  Nonperforming assets
    New methodology(1)                                      2.7%
    Prior methodology                                       2.8        2.3%        3.1%        1.0%        0.7%
  Accruing loans past due 90 days or more                   0.0        0.0         0.0         1.7         1.8
  Total loans 30 days or more delinquent
    New methodology(1)                                      5.0
    Prior methodology                                       5.1        3.7         4.4         5.2         4.9
Net charge-offs:
  Amount                                                $64,638    $46,707    $173,687    $814,859    $455,444
  As a percentage of average gross receivables
    New methodology(1)                                      4.6%
    Prior methodology                                       4.5        5.1%        6.7%        6.8%        3.7%
--------------------------------------------------------------------------------------------------------------
CONSOLIDATED -- OWNED
Allowance for credit losses                             $33,367    $14,865    $ 10,650    $129,053    $ 78,801
Nonperforming assets                                     10,700      7,028       7,719      25,906      15,481
Accruing loans past due 90 days or more                       0          0           0      49,410      40,574
Total loans 30 days or more delinquent                   19,395     11,591       7,885     149,094     109,189
As a percentage of gross receivables:
  Allowance for credit losses                               9.3%       4.9%        6.3%        4.7%        3.7%
  Nonperforming assets
    New methodology(1)                                      3.0
    Prior methodology                                       3.1        2.3         4.6         0.9         0.7
  Accruing loans past due 90 days or more                   0.0        0.0         0.0         1.8         1.9
  Total loans 30 days or more delinquent
    New methodology(1)                                      5.4
    Prior methodology                                       5.5        3.8         4.7         5.4         5.1
Net charge-offs:
  Amount                                                $17,807    $12,500    $ 38,312    $143,218    $ 66,684
  As a percentage of average gross receivables
    New methodology(1)                                      4.2%
    Prior methodology                                       4.1        5.4%        7.0%        7.4%        2.5%
--------------------------------------------------------------------------------------------------------------
BUSINESS CREDIT CARDS -- MANAGED
Nonperforming assets                                    $44,600    $23,498    $ 25,231    $ 17,362    $  2,712
Total loans 30 days or more delinquent                   82,915     38,437      35,900      29,340       8,952
As a percentage of gross receivables:
  Nonperforming assets
    New methodology(1)                                      2.7%
    Prior methodology                                       2.8        2.3%        3.1%        2.6%        0.9%
  Total loans 30 days or more delinquent
    New methodology(1)                                      5.0
    Prior methodology                                       5.1        3.7         4.4         4.4         3.0
Net charge-offs:
  Amount                                                $64,636    $44,309    $ 43,732    $ 18,928    $  4,210
  As a percentage of average gross receivables
    New methodology(1)                                      4.7%
    Prior methodology                                       4.5        5.0%        5.9%        3.7%        2.6%
--------------------------------------------------------------------------------------------------------------

                                                                             DECEMBER 31,
                                                        ------------------------------------------------------
($ IN THOUSANDS)                                         2000       1999        1998        1997        1996
--------------------------------------------------------------------------------------------------------------
BUSINESS CREDIT CARDS-OWNED
Allowance for credit losses                             $33,165    $14,663    $  6,916    $  6,899    $  2,643
Nonperforming assets                                     10,140      6,408       7,481       4,696       1,591
Total loans 30 days or more delinquent                   18,512     10,347       7,207       7,918       1,584
As a percentage of gross receivables:
  Allowance for credit losses                               9.9%       5.3%        4.6%        4.9%        3.7%
  Nonperforming assets
    New methodology(1)                                      3.0
    Prior methodology                                       3.2        2.3         5.0         3.3         2.2
  Total loans 30 days or more delinquent
    New methodology(1)                                      5.5
    Prior methodology                                       5.7        3.8         4.8         5.6         2.2
Net charge-offs:
  Amount                                                $17,805    $10,103    $ 10,033    $  6,198    $  2,169
  As a percentage of average gross receivables
    New methodology(1)                                      4.5%
    Prior methodology                                       4.3        4.8%        6.9%        3.3%        2.5%
--------------------------------------------------------------------------------------------------------------

(1) Effective October 1, 2000, business credit card charge-off and delinquency statistics reflect the adoption of a new charge-off policy for bankruptcies. Bankrupt business credit cards are charged off within a 60-day investigative period after receipt of notification. The previous policy provided a 90-day investigative period.

UNUSUAL CHARGES

In connection with the Consumer Credit Card Transaction in the first quarter of 1998, we made major organizational changes to reduce corporate expenses incurred in the past: (a) to support the business contributed to Fleet LLC in the Consumer Credit Card Transaction, and (b) associated with the business and products no longer being offered or not directly associated with our mortgage, business credit card and leasing units. In addition, in 1999, we implemented a plan to exit the auto finance business and to implement cost reduction initiatives throughout the organization including the consolidation of support functions. Unusual charges associated with these restructuring activities included employee costs, other expenses associated with exited businesses/products, and asset impairments.

     These restructuring activities had no significant impact on operations while they were ongoing. As a result of the restructuring activities, we realized lower personnel expenses in the 12 months following the charges, and expect to realize lower depreciation and amortization expense over the next 5-7 years. These decreases were due to the termination of employees and the write-off or write-down of assets previously deployed in connection with exited businesses. We also expected and realized the elimination of the costs of the contractual commitments associated with exited business products from future operating results over the estimated timeframe of the contracts.

  Employee costs associated with staff reductions

In the first quarter of 1999, in connection with cost reduction initiatives and the consolidation of support functions, we recorded a $3.3 million charge for costs associated with staff reductions. These expenses included severance and outplacement costs. There were 121 employees severed who were entitled to benefits. This staff reduction was substantially complete by June 30, 1999. The final payment outstanding related to these employee costs was paid in the three months ended March 31, 2000.

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

     In connection with these organizational changes, 255 employees who ceased to be employed by us were entitled to benefits, of which 190 employees were directly associated with the business contributed to Fleet LLC and 65 employees were associated with the workforce reduction.

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

  Expenses associated with exited businesses/products

In the first quarter of 1999, we implemented a plan to cease the origination of auto loans and recorded a $3.4 million charge for costs associated with exited businesses/products. The charges included severance and outplacement costs for 22 employees in the auto origination group, and professional fees associated with exited businesses/products not directly associated with our mortgage, business credit card and leasing units. We completed the closing of the auto loan origination center and termination of related employees during the second quarter of 1999. We expect to complete the payment of the remaining professional fees during the first half of 2001.

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

     We also have contractual commitments to certain customers, and non-related financial institutions that are providing benefits to those customers, under a product that is no longer offered and for which no future revenues or benefits will be received. In 1998, we recorded a charge of $22.8 million associated with these commitments, and an $8.3 million charge associated with the write-off of assets associated with this program that became unrealizable when the product was exited. In 1999, an additional charge of $10.0 million was recorded based on a change in the estimate of total expected costs for the contractual commitments related to the exited product. Updated information regarding future benefits to be provided in connection with these contractual commitments indicated a higher level of benefits than originally estimated. The actions required to complete this plan include the settlement of contractual commitments and the payment of customer benefits. The liabilities associated with these commitments were assumed by a third party in the first quarter of 2001.

     In connection with the Consumer Credit Card Transaction/Tender Offer and the other exited business and product offerings, we also incurred $11.5 million of related professional fees and $1.5 million of other expenses related to these plans.

  Asset Impairments

In connection with Advanta's plans to reduce corporate expenses and exit certain business and product offerings, certain assets previously deployed in connection with these exited business or product offerings were identified and the carrying costs thereof were written off or written down to estimated realizable value in 1998 resulting in a charge of $8.7 million. This charge included $6.0 million from the write-off of certain leasehold improvements and furniture and fixtures due to the refit of corporate headquarters. In addition, this charge included a $2.7 million write-down to estimated fair value of capitalized software costs. The write-down to fair value of software was determined based on an estimate of costs associated with the additional functionality of the software, which would not be of use subsequent to the exit of certain business and product offerings.

INCOME TAXES

As a result of the carrying value adjustments in the three months ended June 30, 2000, described in Note 3 to the consolidated financial statements, we reported a pretax loss for the year ended December 31, 2000. A valuation allowance has been provided against the resulting deferred tax asset given our pre-existing net operating loss carryforwards and the uncertainty of the realizability of the incremental deferred tax asset. In establishing the valuation allowance, management considered (1) the level of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. Based on this analysis, management believes the net deferred tax asset will be realized.

     The gain on the Consumer Credit Card Transaction in 1998 was not subject to income tax and no tax provision was recorded. The Consumer Credit Card Transaction also resulted in additional book/tax differences, which were quantified during 1999 in connection with the filing of the 1998 tax return. These book/tax differences, when combined with certain less significant recurring differences, resulted in net operating loss carryforwards of approximately $521 million at December 31, 1999. This amount is net of $96 million carried back to prior years, and includes $500 million that pertains to losses incurred on the consumer credit card portfolio after the date of the Consumer Credit Card Transaction. A deferred tax asset of $50 million, net of valuation allowance, resulting from the net operating loss carryforwards was recorded as an income tax benefit in the fourth quarter of 1999.

     In 2000, we utilized net operating loss carryforwards of $85 million. Additionally, $29 million was carried back to prior years. At December 31, 2000, remaining net operating loss carryforwards were $406 million, of which $390 million expire in 2018 and $16 million expire in 2019.

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

     We attempt to analyze the impact of interest rate risk by regularly evaluating the perceived risks inherent in our asset and liability structure, including securitized instruments and off-balance sheet instruments. Risk exposure levels vary continuously, as changes occur in our asset/liability mix, market interest rates and other factors affecting the timing and magnitude of cash flows. Computer simulations are used to generate expected financial performance in a variety of interest rate environments. Those results are analyzed to determine if actions need to be taken to mitigate our interest rate risk.

     In managing interest rate risk exposure, we periodically securitize receivables, sell and purchase assets, alter the mix and term structure of our funding base, change our investment portfolio and use derivative financial instruments. Derivative instruments, by Company policy, are not used for speculative purposes. See discussion in Note 26 to the consolidated financial statements.

     We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We estimate that at December 31, 2000, our net interest income over a twelve-month period would increase by approximately 13% if interest rates were to rise by 200 basis points, and that our net interest income over a twelve-month period would decrease by approximately 2% if interest rates were to fall by 200 basis points. We also measure the effect of interest rate risk on our managed interest income, which includes net interest income on owned loans and net interest income on securitized loans. We estimate that at December 31, 2000, our managed net interest income over a twelve-month period would increase by approximately 4% if interest rates were to rise by 200 basis points, and that our managed net interest income over a twelve-month period would increase by approximately 13% if interest rates were to fall by 200 basis points. Our business credit card receivables include interest rate floors that cause our managed net interest income to rise in the declining rate scenario. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

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

     We have a treasury department that is independent of the trading function, which measures, monitors, and reports on credit, market, and liquidity risk exposures from capital markets, hedging and derivative product activities. The department is responsible for ensuring compliance with our hedging policy, including the counterparty transaction limits, transaction terms and trader authorizations. In addition, this department marks each derivatives position to market on a weekly basis using both internal and external models. These models have been benchmarked against a sample of derivatives dealers' valuation models for accuracy. Position and counterparty exposure reports are generated and used to manage collateral requirements of the counterparty and Advanta.

     All of these procedures and processes are designed to provide reasonable assurance that, before and after the execution of any derivatives strategy, market, credit and liquidity risks are fully analyzed and incorporated into Advanta's asset/liability and risk measurement models.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, cannot be applied retroactively and will be adopted as required January 1, 2001. We have determined that the adoption of SFAS No. 133 will not have a material effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. During the year ended December 31, 2000, we securitized or sold approximately $543 million of business credit card receivables. We temporarily invested cash generated from these transactions in short-term, high quality investments at money market rates pending redeployment to pay down borrowings and to fund future receivable growth. At December 31, 2000, we had $108 million of federal funds sold, $154 million of loans held for sale, and $605 million of investments, which could be sold to generate additional liquidity. Equity, including capital securities, was $541 million at December 31, 2000.

     At December 31, 2000, we had a $280 million committed commercial paper conduit facility secured by business credit card receivables, of which $150 million was unused at December 31, 2000. We also had an uncommitted securities repurchase agreement facility secured by business credit card receivables of $200 million, all of which was unused at December 31, 2000.

     At December 31, 2000, after paying down $194 million in medium-term notes in the year ended December 31, 2000, we had over $180 million of unrestricted cash, cash equivalents and marketable securities at the parent company and nonbank subsidiaries. The sale of the mortgage business in the first quarter of 2001 further strengthened our liquidity. Under the purchase and sale agreement, we received in excess of $1 billion in cash. We will use part of the proceeds from the sale of mortgage assets to pay off our outstanding medium-term notes via a tender offer to repurchase the outstanding notes at par value plus accrued interest. We also intend to use the proceeds to significantly reduce our outstanding retail notes, and to provide working capital for our remaining businesses. In addition, as a result of the liquidity resulting from the sale of the mortgage business in the first quarter of 2001, Advanta Corp. is temporarily not originating or renewing retail notes and Advanta National Bank has suspended originations of deposit accounts.

     Components of funding were as follows at December 31:

                                                            2000               1999               1998
                                                      ----------------   ----------------   ----------------
                                                        AMOUNT      %      AMOUNT      %      AMOUNT      %
------------------------------------------------------------------------------------------------------------
Off-balance sheet business credit card receivables    $1,324,137    33%  $  765,019    19%  $  664,712    16%
Deposits                                               1,346,976    34    1,512,359    37    1,749,790    43
Debt and other borrowings                                759,473    19    1,121,674    27    1,047,931    25
Equity, including capital securities                     540,902    14      689,631    17      660,304    16
------------------------------------------------------------------------------------------------------------
Total                                                 $3,971,488   100%  $4,088,683   100%  $4,122,737   100%
------------------------------------------------------------------------------------------------------------

     During 2000, we completed our first two public business credit card securitizations, which enabled us to grow off-balance sheet business credit card receivables as a component of our funding. There were no other significant changes in the components of funding during 1999 or 2000. See discussion above regarding intended use of proceeds from the first quarter sale of our mortgage business in 2001.

     At December 31, 2000, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 15.08%, and Advanta Bank Corp.'s combined total capital ratio was 14.60%. At

December 31, 1999, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 14.86% and Advanta Bank Corp.'s combined total capital ratio was 13.28%. In each case, Advanta National Bank and Advanta Bank Corp. had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of our agreement with the Office of the Comptroller of the Currency, even though we have achieved the higher imposed capital ratios required by the agreement. Our regulatory agreement with the Office of the Comptroller of the Currency required that Advanta National Bank achieve by September 30, 2000 and thereafter maintain a ratio of 14% of Tier 1 capital to risk-weighted assets and a ratio of 17% of Tier 1 capital to adjusted total assets. We achieved these ratios, as defined within the agreement, through a combination of decreasing the assets and deposits at Advanta National Bank and making aggregate capital contributions and other investments in Advanta National Bank of approximately $70 million.

     In connection with the sale of our mortgage business discussed in Note 2 to the consolidated financial statements, Advanta National Bank sought approval of the OCC for a return of capital to Advanta Corp. in the amount of $261 million. On February 28, 2001, the OCC approved the amount requested and, at the same time, Advanta National Bank entered into an agreement with the OCC regarding restrictions on new business activities and product lines at Advanta National Bank after the sale of the mortgage business and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduces the existing capital requirements for Advanta National Bank to 12.7% for Tier 1 and Total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement provides for prior OCC approval of any future dividends. Advanta Bank Corp. is unaffected by the agreement with the OCC.

     Recently, guidelines were issued jointly by the federal bank regulatory agencies regarding additional requirements for subprime lenders, including additional capital requirements. Under the guidelines, regulatory capital required to be held for certain loan classes included in Advanta Bank Corp.'s portfolio could be increased.

     In addition, in a draft proposal recently issued jointly by the federal bank regulatory agencies, capital requirements associated with certain residual interests would be amended to require capital equal to the residual retained, regardless of retained recourse levels. Further, the proposal requires residuals in excess of 25% of Tier 1 capital to be treated as a deduction of Tier 1 capital for purposes of risk based and leverage capital calculations. In another draft proposal recently issued jointly by the federal bank regulatory agencies, the agencies would use credit ratings and certain alternative approaches to match the risk based capital requirement more closely to a banking organization's relative risk of loss in asset securitizations. The proposal also requires the sponsor of a revolving credit securitization that involves an early amortization feature to hold capital against the amount of assets under management (the off-balance sheet securitized receivables). The proposal treats recourse obligations and direct credit substitutes more consistently than under the agencies' current risk based capital standards. The ultimate resolution of these proposals and their impact on financial results is uncertain at this time.

     Advanta National Bank and Advanta Bank Corp. are prevented by regulatory restrictions from lending to Advanta Corp. and its affiliates unless these extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, secured extensions of credit are limited in amount: (a) as to Advanta Corp. or any affiliate, to 10% of each bank's capital and surplus, and (b) as to Advanta Corp. and all affiliates in the aggregate, to 20% of each bank's capital and surplus. See "Part I -- Government Regulation."

     Advanta National Bank is also subject to various legal limitations on the amount of dividends that can be paid to its parent, Advanta Corp. Advanta National Bank is eligible to declare a dividend provided that it is not greater than the current year's net profits plus net profits of the preceding two years. See "Part I -- Government Regulation." However, our regulatory agreements with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation prohibit the payment of dividends by Advanta National Bank or Advanta Bank Corp. without prior regulatory approval.

     Our insurance subsidiaries are also subject to certain capital, deposit and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate.

     Total stockholders' equity of our banking and insurance affiliates was $572 million at December 31, 2000, of which $566 million was restricted. At January 1, 2001, $5.4 million of stockholders' equity of our banking and insurance affiliates was available for payment of dividends under applicable regulatory guidelines without prior regulatory approval.

     In addition to dividend restrictions at banking subsidiaries, certain non-bank subsidiaries are subject to minimum equity requirements as part of securitization agreements or financing facility agreements. The total minimum equity requirement of non-bank subsidiaries was $40 million at December 31, 2000. Management believes that these restrictions, for both bank and non-bank subsidiaries, will not have an adverse effect on the Advanta Corp.'s ability to meet its cash obligations due to the current levels of liquidity, diversity of funding sources and the proceeds received from the sale of our mortgage business in the first quarter of 2001.

     The following tables detail the composition of the deposit base and the composition of debt and other borrowings at year end for each of the past five years.

COMPOSITION OF DEPOSIT BASE

($ IN MILLIONS)                                               AS OF DECEMBER 31,
                              ----------------------------------------------------------------------------------
                                   2000             1999             1998             1997             1996
                              --------------   --------------   --------------   --------------   --------------
                               AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %
----------------------------------------------------------------------------------------------------------------
Demand deposits               $    4.6     0%  $    5.8     0%  $    4.3     0%  $   41.6     1%  $   28.3     1%
Money market savings              64.0     5      242.4    16      181.5    10      506.8    17      329.7    18
Time deposits of $100,000 or
  less                           916.9    68    1,046.6    69    1,445.8    83    2,163.0    72      978.6    53
Time deposits of more than
  $100,000                       361.5    27      217.6    15      118.2     7      306.2    10      523.5    28
----------------------------------------------------------------------------------------------------------------
Total deposits                $1,347.0   100%  $1,512.4   100%  $1,749.8   100%  $3,017.6   100%  $1,860.1   100%
----------------------------------------------------------------------------------------------------------------

COMPOSITION OF DEBT AND OTHER BORROWINGS

($ IN MILLIONS)                                               AS OF DECEMBER 31,
                               --------------------------------------------------------------------------------
                                   2000            1999             1998             1997             1996
                               ------------   --------------   --------------   --------------   --------------
                               AMOUNT    %     AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %
---------------------------------------------------------------------------------------------------------------
Subordinated notes and
  certificates                 $  0.7     0%  $    1.0     0%  $    1.5     0%  $   55.5     2%  $   71.1     3%
Senior notes and certificates   404.2    53      234.4    21      145.6    14      151.0     7      208.3     8
Short-term bank notes             0.0     0        0.0     0        0.0     0      242.0    11      309.3    13
Medium-term bank notes            3.4     1        7.3     0        7.3     1      669.5    29      835.6    34
Medium-term notes               343.6    45      538.0    48      866.5    83    1,099.5    48      880.8    36
Value notes                       3.3     0        7.8     1        9.3     1       30.7     1        0.0     0
Term fed funds, fed funds
  purchased and FHLB advances     0.0     0      220.0    20        0.0     0        0.0     0       10.0     0
Securities sold under
  agreements to repurchase        0.0     0      104.2     9        0.0     0        0.0     0        0.0     0
Lines of credit and term
  funding arrangements            0.0     0        0.0     0        0.0     0        0.0     0       40.0     0
Other borrowings                  4.3     1        9.0     1       17.8     1       48.9     2      107.0     6
---------------------------------------------------------------------------------------------------------------
Total long-term debt and
  other borrowings             $759.5   100%  $1,121.7   100%  $1,048.0   100%  $2,297.1   100%  $2,462.1   100%
---------------------------------------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- ASSET/LIABILITY MANAGEMENT."

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
($ IN THOUSANDS)                                              ------------------------
                                                                 2000          1999
--------------------------------------------------------------------------------------
ASSETS
Cash                                                          $    1,716    $    5,784
Federal funds sold                                               107,584       144,938
Restricted interest-bearing deposits                              36,254        49,354
Investments available for sale                                   758,792       748,881
Loans, net:
  Held for sale                                                  154,265       156,895
  Other                                                          186,026       141,753
                                                              ------------------------
Total loans, net                                                 340,291       298,648
Retained interests in securitizations                             53,052        24,936
Premises and equipment (at cost, less accumulated
  depreciation of $21,983 in 2000 and $21,391 in 1999)            26,185        55,811
Other assets                                                     318,268       319,063
Net assets of discontinued operations                          1,201,330     1,891,145
--------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $2,843,472    $3,538,560
--------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-bearing                                         $    4,546    $    5,768
  Interest-bearing                                             1,342,430     1,506,591
                                                              ------------------------
Total deposits                                                 1,346,976     1,512,359
Long-term debt                                                   755,184       788,508
Other borrowings                                                   4,289       333,166
Other liabilities                                                196,121       214,896
--------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              2,302,570     2,848,929
--------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely subordinated
  debentures of Advanta Corp.                                    100,000       100,000
STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par value:
  Authorized, issued and outstanding -- 1,010 shares in 2000
     and 1999                                                      1,010         1,010
Class A voting common stock, $.01 par value;
  Authorized -- 214,500,000 shares; Issued -- 10,040,230
     shares in 2000 and 10,465,883 shares in 1999                    100           105
Class B non-voting common stock, $.01 par value;
  Authorized -- 230,000,000 shares; Issued -- 17,613,166
     shares in 2000 and 18,256,029 shares in 1999                    176           182
Additional paid-in capital                                       220,371       232,585
Deferred compensation                                             (7,336)      (16,597)
Unearned ESOP shares                                             (11,714)      (12,132)
Accumulated other comprehensive loss                              (1,302)      (10,794)
Retained earnings                                                257,562       421,741
  Less: Treasury stock at cost, 527,168 Class B common
     shares in 2000 and 405,000 Class A and 972,768 Class B
     common shares in 1999                                       (17,965)      (26,469)
--------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       440,902       589,631
--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $2,843,472    $3,538,560
--------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)                            YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000         1999        1998
---------------------------------------------------------------------------------------------
REVENUES:
Interest income                                             $ 136,100    $104,584    $111,502
Securitization income                                          70,797      21,188      18,244
Servicing revenues                                             17,310      13,819      38,420
Consumer credit card securitization income                          0           0      64,796
Gain on transfer of consumer credit card business                   0           0     541,288
Other revenues, net                                            68,974      70,363      18,948
                                                            ---------------------------------
  Total revenues                                              293,181     209,954     793,198
                                                            ---------------------------------
EXPENSES:
Operating expenses                                            150,292      95,506     136,835
Interest expense                                               86,508      80,800     101,226
Provision for credit losses                                    36,309      22,506      38,329
Minority interest in income of consolidated subsidiary          8,880       8,880       8,880
Unusual charges                                                     0      16,713     125,072
                                                            ---------------------------------
  Total expenses                                              281,989     224,405     410,342
                                                            ---------------------------------
Income (loss) before income taxes                              11,192     (14,451)    382,856
Income tax (benefit)                                                0     (55,785)    (25,748)
                                                            ---------------------------------
Income from continuing operations                              11,192      41,334     408,604
Income (loss) from discontinued operations, net of tax       (163,578)      8,484      39,276
Loss on discontinuance of leasing business, net of tax         (4,298)          0           0
                                                            ---------------------------------
  Net income (loss)                                         $(156,684)   $ 49,818    $447,880
---------------------------------------------------------------------------------------------
Basic income from continuing operations per common share
  Class A                                                   $    0.39    $   1.59    $  15.14
  Class B                                                        0.47        1.66       15.21
  Combined                                                       0.44        1.63       15.18
---------------------------------------------------------------------------------------------
Diluted income from continuing operations per common share
  Class A                                                   $    0.39    $   1.58    $  14.32
  Class B                                                        0.46        1.65       14.35
  Combined                                                       0.44        1.62       14.33
---------------------------------------------------------------------------------------------
Basic net income (loss) per common share
  Class A                                                   $   (6.28)   $   1.95    $  16.62
  Class B                                                       (6.21)       2.02       16.68
  Combined                                                      (6.24)       1.99       16.65
---------------------------------------------------------------------------------------------
Diluted net income (loss) per common share
  Class A                                                   $   (6.23)   $   1.94    $  15.69
  Class B                                                       (6.16)       2.00       15.73
  Combined                                                      (6.19)       1.98       15.71
---------------------------------------------------------------------------------------------
Basic weighted average common shares outstanding
  Class A                                                       9,110       9,057      11,174
  Class B                                                      16,033      14,515      15,500
  Combined                                                     25,143      23,572      26,674
---------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding
  Class A                                                       9,149       9,078      11,182
  Class B                                                      16,202      14,680      17,313
  Combined                                                     25,351      23,758      28,495
---------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

($ IN THOUSANDS)

                                    ----------------------------------------------------------------------

                                                     CLASS A     CLASS B    CLASS A   CLASS B   ADDITIONAL
                                    COMPREHENSIVE   PREFERRED   PREFERRED   COMMON    COMMON     PAID-IN
                                    INCOME (LOSS)     STOCK       STOCK      STOCK     STOCK     CAPITAL
----------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1997                             $1,010        $0        $182      $ 266    $ 379,543
Net income (loss)                     $ 447,880
Other comprehensive income (loss):
 Foreign currency translation
   adjustment net of tax benefit
   (expense) of $109                       (202)
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   ($33)                                     61
                                      ---------
Comprehensive income (loss)           $ 447,739
                                      =========
Tender Offer                                                                  (79)      (113)    (160,861)
Preferred and common cash
 dividends declared
Exercise of stock options                                                       1          2        3,102
Issuance of stock --
 Dividend reinvestment                                                                                 89
 Benefit plans                                                                            13       22,647
Amortization of deferred
 compensation
Termination benefit --
 Benefit plans                                                                            (5)     (15,214)
Stock buyback
ESOP stock purchase
ESOP shares committed to be
 released                                                                                              (2)
----------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1998                             $1,010        $0        $104      $ 163    $ 229,304
Net income (loss)                     $  49,818
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $5,763                               (10,703)
                                      ---------
Comprehensive income (loss)           $  39,115
                                      =========
Conversion of Class B Preferred
 Stock                                                                                    14          (14)
Preferred and common cash
 dividends declared
Exercise of stock options                                                                              20
Issuance of stock --
 Benefit plans                                                                  1          9       10,579
Amortization of deferred
 compensation
Termination benefit --
 Benefit plans                                                                            (4)      (7,421)
Stock buyback
ESOP shares committed to be
 released                                                                                             117
----------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1999                             $1,010        $0        $105      $ 182    $ 232,585
Net income (loss)                     $(156,684)
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $(5,111)                               9,492
                                      ---------
Comprehensive income (loss)           $(147,192)
                                      =========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                             155
Issuance of stock --
 Benefit plans                                                                             2        2,545
Amortization of deferred
 compensation
Termination benefit --
 Benefit plans                                                                 (1)        (4)      (6,455)
Retirement of treasury stock                                                   (4)        (4)      (8,496)
ESOP shares committed to be
 released                                                                                              37
----------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2000                             $1,010        $0        $100      $ 176    $ 220,371
----------------------------------------------------------------------------------------------------------

                                    -------------------------------------------------------------------
                                      DEFERRED      ACCUMULATED
                                    COMPENSATION       OTHER                                  TOTAL
                                     & UNEARNED    COMPREHENSIVE   RETAINED    TREASURY   STOCKHOLDERS'
                                    ESOP SHARES    INCOME (LOSS)   EARNINGS     STOCK        EQUITY
----------------------------------  -------------------------------------------------------------------
Balance at Dec. 31, 1997              $(25,353)      $     50      $ 585,659   $(14,407)    $ 926,950
Net income (loss)                                                    447,880                  447,880
Other comprehensive income (loss):
 Foreign currency translation
   adjustment net of tax benefit
   (expense) of $109                                     (202)                                   (202)
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   ($33)                                                   61                                      61
Comprehensive income (loss)
Tender Offer                                                        (640,553)                (801,606)
Preferred and common cash
 dividends declared                                                  (10,894)                 (10,894)
Exercise of stock options                                                                       3,105
Issuance of stock --
 Dividend reinvestment                                                                             89
 Benefit plans                         (20,605)                                                 2,055
Amortization of deferred
 compensation                            8,193                                                  8,193
Termination benefit --
 Benefit plans                          20,551                                   (3,558)        1,774
Stock buyback                                                                    (4,549)       (4,549)
ESOP stock purchase                    (12,569)                                               (12,569)
ESOP shares committed to be
 released                                   19                                                     17
----------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1998              $(29,764)      $    (91)     $ 382,092   $(22,514)    $ 560,304
Net income (loss)                                                     49,818                   49,818
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $5,763                                             (10,703)                                (10,703)
Comprehensive income (loss)
Conversion of Class B Preferred
 Stock                                                                                              0
Preferred and common cash
 dividends declared                                                  (10,169)                 (10,169)
Exercise of stock options                                                                          20
Issuance of stock --
 Benefit plans                         (10,589)                                                     0
Amortization of deferred
 compensation                            3,781                                                  3,781
Termination benefit --
 Benefit plans                           7,425                                                      0
Stock buyback                                                                    (3,955)       (3,955)
ESOP shares committed to be
 released                                  418                                                    535
----------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1999              $(28,729)      $(10,794)     $ 421,741   $(26,469)    $ 589,631
Net income (loss)                                                   (156,684)                (156,684)
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $(5,111)                                             9,492                                   9,492
Comprehensive income (loss)
Preferred and common cash
 dividends declared                                                   (7,495)                  (7,495)
Exercise of stock options                                                                         155
Issuance of stock --
 Benefit plans                          (2,547)                                                     0
Amortization of deferred
 compensation                            5,348                                                  5,348
Termination benefit --
 Benefit plans                           6,460                                                      0
Retirement of treasury stock                                                      8,504             0
ESOP shares committed to be
 released                                  418                                                    455
----------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2000              $(19,050)      $ (1,302)     $ 257,562   $(17,965)    $ 440,902
----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                      ($ IN THOUSANDS)                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                 2000            1999            1998
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES -- CONTINUING OPERATIONS
Net income (loss)                                             $  (156,684)   $     49,818    $    447,880
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    (Income) loss from discontinued operations, net of tax        163,578          (8,484)        (39,276)
    Loss on discontinuance of leasing business, net of tax          4,298               0               0
    Investment securities (gains) losses                           (5,473)        (30,132)         40,142
    Depreciation and amortization                                  11,471           7,794          10,871
    Provision for credit losses                                    36,309          22,506          38,329
    Gain on transfer of consumer credit card business                   0               0        (541,288)
    Noncash expense associated with unusual charges                     0               0          25,539
    Proceeds from sale of trading investments                           0         185,042         293,413
    Change in loans held for sale                                (509,989)       (450,920)       (522,238)
    Proceeds from sale of loans held for sale                     512,619         318,692         742,283
    Change in other assets and other liabilities                  (17,427)       (100,164)       (196,255)
    Change in retained interests in securitizations               (28,116)            854          (9,676)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                10,586          (4,994)        289,724
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES -- CONTINUING OPERATIONS
    Change in federal funds sold and interest-bearing
      deposits                                                     50,454         115,953         (12,120)
    Purchase of investments available for sale                 (1,826,620)    (12,872,622)    (44,610,758)
    Proceeds from sales of investments available for sale         937,617         812,562       1,709,026
    Proceeds from maturing investments available for sale         899,286      12,171,704      43,591,658
    Change in loans not held for sale, excluding
      sales/transfers                                             (80,582)        (17,162)       (103,871)
    Purchases of premises and equipment, net                      (18,273)         (8,203)        (45,690)
---------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities               (38,118)        202,232         528,245
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES -- CONTINUING OPERATIONS
    Change in demand and savings deposits                        (179,542)         62,329          70,415
    Proceeds from sales of time deposits                        1,325,125         600,747       1,762,747
    Payments for maturing time deposits                        (1,310,966)       (900,507)       (500,447)
    Change in repurchase agreements, term fed funds and FHLB
      advances                                                   (324,191)        324,191          38,195
    Proceeds from issuance of long-term debt                      256,098         123,537          29,857
    Payments on redemption of long-term debt                     (289,422)       (365,176)       (781,051)
    Change in other borrowings                                     (4,686)         (8,809)        (31,133)
    Tender Offer                                                        0               0        (801,606)
    Stock buyback                                                       0          (3,955)         (4,549)
    ESOP stock purchase                                                 0               0         (12,569)
    Proceeds from issuance of stock                                   155              20           5,249
    Cash dividends paid                                            (7,495)        (10,169)        (10,894)
---------------------------------------------------------------------------------------------------------
Net cash used in financing activities                            (534,924)       (177,792)       (235,786)
---------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS
    Net cash provided by (used in) operating activities           312,668         241,938        (304,961)
    Net cash provided by (used in) investing activities           322,155        (325,616)       (335,341)
    Net cash (used in) provided by financing activities           (76,435)         57,918          14,660
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) discontinued operations            558,388         (25,760)       (625,642)
---------------------------------------------------------------------------------------------------------
Net decrease in cash                                               (4,068)         (6,314)        (43,459)
Cash at beginning of period                                         5,784          12,098          55,557
---------------------------------------------------------------------------------------------------------
Cash at end of period                                         $     1,716    $      5,784    $     12,098
---------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         ($ IN THOUSANDS EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

In these notes to consolidated financial statements, "Advanta", "we", "us", and "our" refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

     Advanta is a highly focused financial services company. We have been providing innovative financial products and solutions since 1951. Over the past five years, we have become one of the nation's largest issuers of Mastercard(R)* business credit cards to small businesses. During the year ended December 31, 2000, our lending and leasing business units consisted of Advanta Business Cards, Advanta Mortgage and Advanta Leasing. In addition to our lending and leasing businesses, we have an insurance business and venture capital investments. We own two depository institutions, or banks, Advanta National Bank and Advanta Bank Corp. Our banks offer a variety of deposit products, such as retail and large denomination certificates of deposit, that are insured by the Federal Deposit Insurance Corporation. During the year ended December 31, 2000, we primarily funded and operated our mortgage, business credit card and leasing businesses through our banks. At December 31, 2000, we serviced approximately 900,000 customers and managed receivables of approximately $10.4 billion. We also serviced mortgage loans for third parties. In the first quarter of 2001, we discontinued our mortgage and equipment leasing businesses. See Note 2. The mortgage and equipment leasing businesses represented 26% of our customers and 84% of our managed receivables at December 31, 2000. Prior to February 20, 1998, we issued consumer credit cards.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of Advanta Corp. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year's presentation.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for securitization income, retained interests in securitizations, the fair value of certain financial instruments, the allowance for credit losses, litigation and income taxes, among others. Actual results could differ from those estimates.

INVESTMENTS

Investments available for sale include securities that we sell from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at market value and unrealized gains and losses on these securities are reported in other comprehensive income, net of income taxes.

     Investments of our venture capital unit are included in investments available for sale and carried at estimated fair value following the specialized industry accounting principles of this unit. Management makes fair value determinations based on quoted market prices, when available, and considers the investees' financial results, conditions and prospects when market prices are not available. In accordance with the specialized industry accounting principles of venture capital investment companies, the unrealized and realized gains and losses on these investments are included in other revenues rather than other comprehensive income and the equity method of accounting for investments is not applied.

---------------

* MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.

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

LOANS HELD FOR SALE

Loans held for sale represent receivables currently on the balance sheet that we intend to sell or securitize within the next six months. These assets are reported at the lower of aggregate cost or fair market value by loan type. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. The allowance for credit losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility in light of historical experience by loan type, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Since our loan portfolio is comprised of large groups of smaller balance homogeneous loans, we evaluate each group collectively for impairment. Accordingly, we do not separately identify individual loans for impairment disclosures.

     Credit losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Our charge-off policy for business credit card accounts is to charge-off an unpaid receivable at 180 days contractually delinquent. Business credit card accounts suspected of being fraudulent are charged-off after a 90-day investigative period, unless our investigation shows no evidence of fraud. Effective October 1, 2000, bankrupt business credit cards are charged off within a 60-day investigative period after receipt of notification. The previous policy provided a 90-day investigative period.

INTEREST INCOME ON LOANS AND ORIGINATION COSTS AND FEES

Interest income is accrued on the unpaid principal balance of loans. The accrual of interest is discontinued when the related receivable becomes 90 days past due. Interest income is subsequently recognized only to the extent cash payments are received.

     We engage third parties to solicit and originate business credit card account relationships. Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card fee, and the net amount is amortized on a straight-line basis over the privilege period of one year.

SECURITIZATION ACTIVITIES

Through our subsidiaries, we sell receivables through securitizations with servicing retained. The transfer of financial assets in which we surrender control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Liabilities and derivatives incurred or obtained as part of a transfer of financial assets are initially measured at fair value, if practicable. We allocate the previous carrying amount of the receivables securitized between the assets sold and the retained interests, including the servicing relationship, interests in the receivables, and an interest-only strip, based on their relative estimated fair values at the date of sale. Securitization income is recognized at the time of the sale, equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. The retained interest-only strip represents the estimated fair value of the remaining interest to be collected from the borrowers on the underlying loans after the payment of interest to the certificate holders and the payment of a servicing fee to us in our role as servicer reduced by the estimated fair value of our obligation for anticipated charge-offs.

     During the revolving period of each business credit card securitization trust, securitization income is recorded representing estimated gains on the sale of new receivables to the trusts on a continuous basis to replenish the investors' interest in trust receivables that have been repaid by the business credit card holders. These estimates require certain assumptions of payment, default and interest rates and cost of funds. To the extent actual results are different than those estimates, the effect is included as part of securitization income.

RETAINED INTERESTS IN SECURITIZATIONS

Retained interests in securitizations include the retained interest-only ("IO") strip and subordinated trust assets related to securitizations. Restricted cash reserve accounts related to securitizations are classified as restricted interest-bearing deposits. Retained interest-only strips are measured in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). We account for the retained interest-only strips from securitizations as trading securities. These assets are recorded at estimated fair value and the resulting unrealized gain or loss from the valuation of the receivable is included in securitization income.

     We estimate the fair value of retained interest-only strips based on a discounted cash flow analysis. The cash flows are estimated as the excess of the weighted average yield on each pool of the receivables sold over the sum of the interest rate paid to the certificate holder plus the servicing fee, credit enhancement costs and an estimate of future credit losses over the life of the receivables. Cash flows are discounted from the date the cash is expected to become available to us (the "cash-out" method). These cash flows are projected over the life of the receivables using payment, default, and interest rate assumptions that management believes would be used by market participants for similar financial instruments subject to prepayment, credit and interest rate risk. The cash flows are discounted using an interest rate that management believes a purchaser unrelated to the seller of the financial instrument would demand. As all estimates used are influenced by factors outside our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Interest income is recognized over the life of the retained interest-only strip using the discount rate used in the valuation.

     Subordinated trust assets, together with the related retained interest-only strip, serve as a form of credit enhancement for the transactions, and excess losses, if any, on the collateral would be absorbed by these amounts. These assets are classified as trading securities and are carried at estimated fair value.

SERVICING RIGHTS

Servicing assets associated with business credit card securitization transactions are not material as the benefits of servicing are not expected to be more or less than adequate compensation to us for performing the servicing.

PREMISES AND EQUIPMENT

Premises, equipment, computers and software are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred.

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under agreements to repurchase are accounted for as secured borrowings because we maintain effective control over the transferred assets. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. We may be required to provide additional collateral based on the fair value of the underlying securities.

DERIVATIVE FINANCIAL INSTRUMENTS

We use various derivative financial instruments, including interest rate swaps, interest rate caps, options and forward contracts, as part of our risk management strategy to reduce interest rate risk. Derivatives are not used for trading or speculative activities. Derivatives are classified as hedges or synthetic alterations of specific on-balance sheet items or anticipated transactions. In order for derivatives to qualify for hedge accounting treatment, the following conditions must be met:

     1) the underlying item being hedged must expose us to interest rate risk;

     2) the derivative used serves to reduce our sensitivity to interest rate risk; and

     3) the derivative used is designated and deemed effective in hedging our exposure to interest rate risk.

In addition to meeting these conditions, anticipatory hedges must demonstrate that the anticipated transaction being hedged is probable to occur and the expected terms of the transaction are identifiable.

     Gains or losses on derivatives designated as hedges of balance sheet items not carried at fair value are deferred and are ultimately recognized in income as part of the carrying amount of the related balance sheet item exposing us to interest rate risk. Accrual accounting is applied for derivatives designated as synthetic alterations with income and expense recorded in the same category as the related underlying on-balance sheet or off-balance sheet item synthetically altered. Gains or losses resulting from early terminations of derivatives are deferred and amortized over the shorter of the remaining term of the underlying balance sheet item or the remaining term of the derivative. If the underlying balance sheet item is sold, matures or is extinguished, or the anticipated transaction is no longer likely to occur, any unrecognized gain or loss on the derivative is recognized currently in earnings.

     For derivatives designated as hedges of balance sheet items where changes in fair value are recognized currently in earnings, the related derivative is included in the balance sheet at fair value, and changes in the fair value of the derivative are also recognized currently in earnings.

     Derivatives not qualifying for hedge or synthetic accounting treatment would be carried at market value with realized and unrealized gains and losses included in operating results. During 2000, 1999 and 1998, all of our derivatives qualified as hedges or synthetic alterations. For purposes of reporting cash flows, cash flows from derivatives accounted for as hedges or synthetic alterations are classified in the same category as the item being hedged.

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

     Insurance loss reserves are based on estimated settlement amounts for both reported losses, incurred but not reported losses and loss adjustment expenses.

STOCK-BASED COMPENSATION

We have elected to account for stock-based compensation following Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" as permitted by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). We have adopted the disclosure-only provisions of SFAS 123.

INCOME TAXES

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws.

EARNINGS PER SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders is computed by deducting Class A and Class B Preferred Stock dividends from net income. Diluted earnings per common share is computed by dividing income available to common stockholders, increased by dividends on dilutive Class B Preferred Stock for the period, by the sum of average common shares outstanding plus dilutive common shares for the period. Potentially dilutive common shares include stock options, restricted stock issued under incentive plans and, through September 15, 1999, Class B Preferred Stock. Since the cash dividends declared on our Class B Common Stock were higher than the dividends declared on the Class A Common Stock, basic and diluted earnings per common share have been calculated using the "two-class" method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. We have also presented combined earnings per common share, which represents a weighted average of Class A and Class B earnings per common share.

CASH FLOW REPORTING

Cash paid for interest was $182.4 million during 2000, $161.0 million during 1999, and $218.3 million during 1998. Cash paid for taxes was $4.1 million during 2000, $8.9 million during 1999, and $28.2 million during 1998. See Note 11 for discussion of noncash transfer of assets and liabilities in the Consumer Credit Card Transaction in 1998. Noncash transactions in 1998 also included the retention of $795 million of trust certificates at the time of receivable securitization. These securities were classified as trading investments. In 1999, $315 million of these securities were reclassified from trading to available-for-sale securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, cannot be applied retroactively and will be adopted as required January 1, 2001. We have determined that the adoption of SFAS No. 133 will not have a material effect on our financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without amendment. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We have adopted the disclosure provisions of SFAS 140 for the year ended December 31, 2000. We anticipate that the adoption of the accounting provisions of SFAS No. 140 will not have a material effect on our financial position or results of operations.

NOTE 2.  DISCONTINUED OPERATIONS

On January 8, 2001, we signed an agreement with Chase Manhattan Mortgage Corporation, a subsidiary of J.P. Morgan Chase & Co., to sell our mortgage business, Advanta Mortgage. Advanta Mortgage made nonconforming home equity loans directly to consumers and through brokers. This business unit originated and serviced first and second lien mortgage loans, including home equity lines of credit, through subsidiaries of Advanta. In addition to servicing and managing the loans it originated, Advanta Mortgage contracted with third parties to service their nonconforming home equity loans on a subservicing basis.

     Effective February 28, 2001, we completed the sale of our mortgage business to Chase Manhattan Mortgage Corporation. Following the transaction, we no longer operate a mortgage business. The purchase and sale agreement provided for the sale, transfer and assignment of substantially all of the assets and operating liabilities associated with our mortgage business, as well as specified contingent liabilities arising from our operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before closing that were not specifically assumed by the buyer. The proceeds from the sale exceeded $1 billion, subject to closing adjustments, resulting in an estimated gain of approximately $59.7 million before transaction expenses, severance expenses and other costs. Transaction expenses, severance expenses and other costs associated with the sale are expected to be significant. The gain will also be reduced by a charge of approximately $19.7 million associated with certain equipment, facilities and derivative instruments related to hedging activities not purchased by the buyer. We will use part of the proceeds from the sale of mortgage assets to pay off our outstanding medium-term notes via a tender offer to repurchase the outstanding notes at par value plus accrued interest. We also intend to use the proceeds to significantly reduce our outstanding retail notes, and to provide working capital for our remaining businesses. Although the transaction resulted in a gain for financial reporting purposes, due to book/tax differences we expect that we will not be required to pay any material federal income tax as a result of the sale. We also expect to record a restructuring charge in the first quarter of 2001 as we restructure corporate functions to a size commensurate with the ongoing business after closing.

     On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. Advanta Leasing Services offered flexible lease financing programs on small-ticket equipment to small businesses. The primary products financed included office machinery, security systems and computers. The commercial equipment leasing business was generated primarily through third-party referrals from manufacturers or distributors of equipment, as well as independent brokers, direct mail marketing and telemarketing. We will continue to service the existing portfolio rather than sell the business or the portfolio. In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000.

     The sale of the mortgage business and discontinuance of the leasing business represent the disposal of business segments following Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of these operations are classified as discontinued in all periods presented.

     Revenues and expenses from discontinued operations were as follows for the years ended December 31:

                                        ADVANTA MORTGAGE             ADVANTA LEASING SERVICES
                                 -------------------------------   ----------------------------
                                   2000        1999       1998       2000      1999      1998
-----------------------------------------------------------------------------------------------
Interest revenue                 $ 164,142   $131,496   $123,550   $ 15,632   $10,146   $10,288
Noninterest revenues                37,679    179,957    240,366      9,459    40,970    36,618
Interest expense                    93,845     78,461     75,296     12,777     8,415     7,753
Operating expenses                 221,496    211,391    205,031     31,572    30,164    37,898
Income tax expense (benefit)             0      1,926     17,314          0     3,587      (610)
Income (loss) from discontinued
  operations                      (137,028)     2,944     40,698    (26,550)    5,540    (1,422)
Loss on discontinuance of
  leasing business, net of tax
  of $0                                  0          0          0     (4,298)        0         0
-----------------------------------------------------------------------------------------------

     Per share data was as follows for the years ended December 31:

                                              ADVANTA MORTGAGE        ADVANTA LEASING SERVICES
                                          ------------------------    -------------------------
                                           2000     1999     1998      2000     1999      1998
-----------------------------------------------------------------------------------------------
Basic income (loss) from discontinued
  operations per common share
  Class A                                 $(5.45)   $0.12    $1.53    $(1.06)   $0.24    $(0.05)
  Class B                                  (5.45)    0.12     1.53     (1.06)    0.24     (0.05)
  Combined                                 (5.45)    0.12     1.53     (1.06)    0.24     (0.05)
Diluted income (loss) from discontinued
  operations per common share
  Class A                                 $(5.41)   $0.12    $1.43    $(1.05)   $0.23    $(0.05)
  Class B                                  (5.41)    0.12     1.43     (1.05)    0.23     (0.05)
  Combined                                 (5.41)    0.12     1.43     (1.05)    0.23     (0.05)
Basic loss on discontinuance of leasing
  business per common share
  Class A                                 $    0    $   0    $   0    $(0.17)   $   0    $    0
  Class B                                      0        0        0     (0.17)       0         0
  Combined                                     0        0        0     (0.17)       0         0
Diluted loss on discontinuance of
  leasing business per common share
  Class A                                 $    0    $   0    $   0    $(0.17)   $   0    $    0
  Class B                                      0        0        0     (0.17)       0         0
  Combined                                     0        0        0     (0.17)       0         0
-----------------------------------------------------------------------------------------------

     Net assets of discontinued operations were as follows at December 31:

                                                   ADVANTA MORTGAGE        ADVANTA LEASING SERVICES
                                               ------------------------    ------------------------
                                                  2000          1999          2000          1999
---------------------------------------------------------------------------------------------------
Loans, net                                     $  270,902    $1,026,341     $ 99,780      $124,635
Other assets                                      780,690       815,306      106,478        75,965
Liabilities                                        41,662       129,645       14,858        21,457
Net assets of discontinued operations           1,009,930     1,712,002      191,400       179,143
---------------------------------------------------------------------------------------------------

     We allocated interest expense to the discontinued operations based on the ratio of net assets of discontinued operations to the total net assets of the consolidated company. The loss on discontinuance of the leasing business includes estimated interest expense of $12.5 million for the period from December 31, 2000 through the remaining life of the lease portfolio.

     As discussed above, we will continue to service the existing lease portfolio. At December 31, 2000, there were $658 million of securitized leases outstanding, and we had retained interests in leasing securitizations, including restricted cash reserves, of $78 million. At December 31, 1999, there were $663 million of securitized leases outstanding, and we had retained interests in leasing securitizations, including restricted cash reserves, of $51 million. The retained interests in leasing securitizations are included in net assets of discontinued operations on the consolidated balance sheet. At December 31, 2000, the fair value of the retained interests in leasing securitizations was estimated using a 9% discount rate, a 4% loss rate and a weighted average life of 1.4 years. Actual results may vary from our estimates, and the impact of any differences will be recognized in income when determined.

NOTE 3.  REGULATORY DEVELOPMENTS

In June 2000, we announced that our banking subsidiaries, Advanta National Bank and Advanta Bank Corp., reached agreements with their respective bank regulatory agencies, primarily relating to the banks' subprime lending operations. The agreements outlined a series of steps to modify processes and formalize and document certain practices and procedures for the banks' subprime lending operations. The agreements also established temporary asset growth limits at Advanta National Bank and deposit growth limits at Advanta Bank Corp., imposed restrictions on taking brokered deposits at Advanta National Bank, and required that by September 30, 2000 Advanta National Bank's capital ratios be maintained at approximately the levels at March 31, 2000. We achieved these ratios through a combination of decreasing the assets at Advanta National Bank and making aggregate capital contributions and other investments in Advanta National Bank of approximately $70 million. The agreements also required us to change our charge-off policy for delinquent mortgages to 180 days and to modify our accounting processes and estimate of our allowance for credit losses and valuation of residual assets.

     In July 2000, we announced that Advanta National Bank signed an agreement with the Office of the Comptroller of the Currency (the "OCC") regarding the carrying value of Advanta National Bank's retained interests in mortgage securitizations and allowance for mortgage credit losses. For Advanta National Bank's June 30, 2000 Call Report, in accordance with the provisions of the agreement, we calculated the valuation of the retained interests based on an 18% discount rate on the interest-only strip and subordinated trust assets, a 15% discount rate on the contractual mortgage servicing rights, a prepayment rate that represents the average prepayment experience for the six months ended February 29, 2000 and cumulative loss rates as a percentage of original principal balance of 6% on closed end mortgage loans and 8% for HELOC (open end) mortgage loans. The agreement required that, based on these assumptions, the carrying value of Advanta National Bank's contractual mortgage servicing rights be reduced by $13 million and the carrying value of Advanta National Bank's subordinated trust assets and retained interest-only strip be reduced by a total amount of $201 million. The agreement further required that Advanta National Bank's allowance for credit losses be increased by $22 million. The agreement contains provisions regarding the use of similar discount rate and credit loss assumptions for the calculation of the carrying value of the residual assets in future periods. These valuation adjustments and provisions for credit losses are included in the results of Advanta Mortgage in discontinued operations. See Note 2 for discussion of discontinued operations.

     Management believes that we are in compliance with our regulatory agreements at December 31, 2000.

     In connection with the sale of our mortgage business discussed in Note 2, Advanta National Bank sought approval of the OCC for a return of capital to Advanta Corp, in the amount of $261 million. On February 28, 2001, the OCC approved the amount requested and, at the same time, Advanta National Bank entered into an agreement with the OCC regarding restrictions on new business activities and product lines at Advanta National Bank after the sale of the mortgage business and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduces the existing capital requirements for Advanta National Bank and provides for prior OCC approval of any future dividends. Advanta Bank Corp. is unaffected by the agreement with the OCC.

NOTE 4.  INVESTMENTS

Investments available for sale consisted of the following:

                                                                   DECEMBER 31,
                          -----------------------------------------------------------------------------------------------
                                               2000                                             1999
                          ----------------------------------------------   ----------------------------------------------
                                        GROSS        GROSS                               GROSS        GROSS
                          AMORTIZED   UNREALIZED   UNREALIZED    MARKET    AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                            COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
-------------------------------------------------------------------------------------------------------------------------
U.S. Treasury & other
 U.S. Government
 securities               $401,168      $  831      $  (774)    $401,225   $145,112        $0        $ (4,668)   $140,444
State and municipal
 securities                  4,280         192          (36)       4,436      3,473         0             (85)      3,388
Collateralized mortgage
 obligations               165,689         119       (2,911)     162,897    456,288         0          (8,220)    448,068
Mortgage-backed
 securities                 91,520         764         (311)      91,973     98,190         0          (3,634)     94,556
Equity securities(1)        72,403           0            0       72,403     60,892         0               0      60,892
Other                       25,735         124           (1)      25,858      1,531         2               0       1,533
-------------------------------------------------------------------------------------------------------------------------
   Total investments
     available for sale   $760,795      $2,030      $(4,033)    $758,792   $765,486        $2        $(16,607)   $748,881
-------------------------------------------------------------------------------------------------------------------------

                                           DECEMBER 31,
                          ----------------------------------------------
                                               1998
                          ----------------------------------------------
                                        GROSS        GROSS
                          AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                            COST        GAINS        LOSSES      VALUE
U.S. Treasury & other
 U.S. Government
 securities               $435,953       $178        $ (33)     $436,098
State and municipal
 securities                  4,636        182            0         4,818
Collateralized mortgage
 obligations                12,278          0          (18)       12,260
Mortgage-backed
 securities                  4,265          0         (203)        4,062
Equity securities(1)        61,006          0         (250)       60,756
Other                        3,411          5            0         3,416
---------------------------------------------------------------------------------
   Total investments
     available for sale   $521,549       $365        $(504)     $521,410
-------------------------------------------------------------------------------------------

(1) Includes venture capital investments of $45.3 million at December 31, 2000 and $36.4 million at December 31, 1999. The amount shown as amortized cost represents fair value for these investments. See Note 1.

     Maturities of investments available for sale at December 31, 2000 were as follows:

                                                              AMORTIZED     MARKET
                                                                COST        VALUE
-----------------------------------------------------------------------------------
Due in 1 year                                                 $277,515     $277,562
Due after 1 but within 5 years                                 150,077      150,226
Due after 5 but within 10 years                                  1,120        1,234
Due after 10 years                                               2,471        2,497
-----------------------------------------------------------------------------------
          Subtotal                                             431,183      431,519
Collateralized mortgage obligations                            165,689      162,897
Mortgage-backed securities                                      91,520       91,973
Equity securities                                               72,403       72,403
-----------------------------------------------------------------------------------
          Total investments available for sale                $760,795     $758,792
-----------------------------------------------------------------------------------

     Net realized gains on the sale of investments are included in other revenues in the consolidated income statements. Realized gains and losses on sales of investments available for sale were as follows for the years ended December 31:

                                                               2000       1999       1998
------------------------------------------------------------------------------------------
Gross realized gains                                          $11,728    $30,697    $7,457
Gross realized losses                                          (2,564)       (64)     (176)
------------------------------------------------------------------------------------------
  Net realized gains                                          $ 9,164    $30,633    $7,281
------------------------------------------------------------------------------------------

     Investment securities deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers were $6.5 million at December 31, 2000 and $7.3 million at December 31, 1999. The carrying value of securities pledged to secure repurchase agreements was $0 at December 31, 2000 and $111.3 million at December 31, 1999. The carrying value of securities pledged to secure Federal Home Loan Bank ("FHLB") advances was $0 at December 31, 2000 and $276.2 million at December 31, 1999. The carrying amount of other pledged securities was $2.7 million at December 31, 2000 and $0 at December 31, 1999.

     There were no investments classified as trading at December 31, 2000 or December 31, 1999. Net realized and unrealized gains on trading investments were $1,471 thousand in 1998, and were included in other revenues.

NOTE 5.  LOANS

Loans on the balance sheet, including those held for sale, consisted of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2000        1999
----------------------------------------------------------------------------------
Business credit card receivables                              $335,087    $275,095
Other loans                                                     24,203      30,302
----------------------------------------------------------------------------------
          Gross loans                                          359,290     305,397
----------------------------------------------------------------------------------
Add: Deferred origination costs, net of deferred fees           14,368       8,116
Less: Allowance for credit losses
  Business credit cards                                        (33,165)    (14,663)
  Other loans                                                     (202)       (202)
----------------------------------------------------------------------------------
          Total allowance                                      (33,367)    (14,865)
----------------------------------------------------------------------------------
          Loans, net                                          $340,291    $298,648
----------------------------------------------------------------------------------

     Gross managed receivables (owned receivables and securitized receivables) and managed credit quality data were as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
--------------------------------------------------------------------------------------
                                                                 2000          1999
--------------------------------------------------------------------------------------
Owned business credit card receivables                        $  335,087    $  275,095
Owned other loans                                                 24,203        30,302
Securitized business credit card receivables                   1,324,137       765,019
          Total managed receivables                            1,683,427     1,070,416
Nonperforming assets -- managed                                   45,160        24,118
Loans 30 days or more delinquent -- managed                       83,798        39,681
Net charge-offs for the year ended December 31 -- managed         64,638        46,708
--------------------------------------------------------------------------------------

     The geographic concentration of managed receivables was as follows:

                                                                     DECEMBER 31,
----------------------------------------------------------------------------------------------
                                                              2000                 1999
----------------------------------------------------------------------------------------------
California                                              $  215,537     13%   $  136,139     13%
Florida                                                    130,250      8        72,840      7
Texas                                                      115,823      7        62,707      5
New York                                                   108,266      6        71,135      7
Illinois                                                    74,542      4        48,250      5
All other                                                1,039,009     62       679,345     63
----------------------------------------------------------------------------------------------
          Total managed receivables                     $1,683,427    100%   $1,070,416    100%
----------------------------------------------------------------------------------------------

     In the normal course of business, we make commitments to extend credit to our business credit card customers. Commitments to extend credit are agreements to lend to a customer subject to certain conditions established in the contract. We do not require collateral to support business credit card commitments. We had commitments to extend credit outstanding for which there was potential credit risk of $5.9 billion at December 31, 2000 and $3.6 billion at December 31, 1999. We believe that our customers' utilization of these lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date. Of these total commitments, $4.2 billion were unused at December 31, 2000 and $2.5 billion were unused at December 31, 1999.

NOTE 6.  ALLOWANCE FOR CREDIT LOSSES

The following table displays five years of allowance history:

                                                     YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------
                                      2000        1999        1998         1997         1996
----------------------------------------------------------------------------------------------
Balance at January 1                $ 14,865    $ 10,650    $ 129,053    $  78,801    $ 49,156
Provision for credit losses           36,309      22,506       38,329      199,509      93,329
Transfer from recourse reserves            0           0            0            0       3,000
Allowance on receivables sold,
  purchased or transferred                 0      (5,791)    (118,420)      (6,039)          0
Gross charge-offs:                         0
     Business credit cards           (20,174)    (11,341)     (11,126)      (6,403)     (2,230)
     Other loans                          (2)     (2,404)           0           (4)        (13)
     Consumer credit cards                 0           0      (30,999)    (155,528)    (73,466)
----------------------------------------------------------------------------------------------
          Total gross charge-offs    (20,176)    (13,745)     (42,125)    (161,935)    (75,709)
Recoveries:
     Business credit cards             2,369       1,238        1,093          205          61
     Other loans                           0           7            1            1          19
     Consumer credit cards                 0           0        2,719       18,511       8,945
----------------------------------------------------------------------------------------------
          Total recoveries             2,369       1,245        3,813       18,717       9,025
----------------------------------------------------------------------------------------------
Net charge-offs                      (17,807)    (12,500)     (38,312)    (143,218)    (66,684)
Balance at December 31              $ 33,367    $ 14,865    $  10,650    $ 129,053    $ 78,801
----------------------------------------------------------------------------------------------

     As of September 30, 2000, we modified our estimate of the allowance for credit losses on business credit card receivables. The revised estimate for the overall portfolio was developed based on discussions with our banking regulators, changes in the economic environment and the use of more conservative loss estimates for certain segments of the loan portfolio. Those segments included accounts with lower credit scores, accounts held by businesses in operation less than twelve months, and accounts in which cash borrowings comprise a significant portion of the outstanding balance. As a result of these changes in estimate, we increased our allowance for credit losses by approximately $8 million, which decreased net income from continuing operations by approximately $8 million or $0.32 per diluted combined share.

NOTE 7.  SECURITIZATION ACTIVITIES

The following represents business credit card securitization data by quarter for the year 2000 and the key assumptions used in measuring the fair value of retained interests at the time of each new securitization or replenishment during those periods.

                                                         THREE MONTHS ENDED                YEAR-TO-DATE
-------------------------------------------------------------------------------------------------------
                                             MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,     DEC. 31,
                                               2000        2000       2000        2000         2000
-------------------------------------------------------------------------------------------------------
Securitization income                        $ 13,244    $ 17,994   $ 19,195    $ 20,364    $   70,797
Servicing revenues                              3,840       4,546      3,525       5,399        17,310
Proceeds from new securitizations             146,713           0    138,538     227,368       512,619
Proceeds from collections reinvested in
  revolving-period securitizations            405,346     514,691    448,543     643,153     2,011,733
Cash flows received on retained interests      18,485      24,440     20,639      27,953        91,517
KEY ASSUMPTIONS:
Discount rate                                    12.0%       12.0%      12.0%       12.0%
Monthly payment rate                             18.8%       19.7%      19.5%       19.0%
Loss rate                                         7.2%        7.2%       7.8%        7.8%
Net interest margin                              10.4%       10.4%      10.8%       10.8%
-------------------------------------------------------------------------------------------------------

     There were no purchases of delinquent accounts during 2000.

     Retained interests in securitizations and restricted cash reserves serve as credit enhancements for securitization transactions. Retained interests in business credit card securitization transactions were $53.1 million at December 31, 2000 and $24.9 million at December 31, 1999. The restricted cash reserves are included in restricted interest-bearing deposits on the consolidated balance sheet and were $19.9 million at December 31, 2000 and $14.4 million at December 31, 1999. The following assumptions were used in measuring the fair value of retained interests in securitizations and restricted cash reserves at December 31, 2000. The assumptions listed represent weighted averages of assumptions used for each securitization.

Discount rate                                                 12.0%
Monthly payment rate                                          19.0
Loss rate                                                      7.8
Net interest margin                                           10.8

     We have prepared sensitivity analyses of the valuations of retained interests in securitizations and restricted cash reserves. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. The following are the results of those sensitivity analyses on the valuation at December 31, 2000.

Fair value at December 31, 2000                               $72,908
Effect on fair value of the following hypothetical changes
  in key assumptions:
  Discount rate increased by 2%                               $  (691)
  Discount rate increased by 4%                                (1,374)
  Monthly payment rate at 110% of base assumption                (138)
  Monthly payment rate at 120% of base assumption                (138)
  Loss rate at 110% of base assumption                         (2,855)
  Loss rate at 120% of base assumption                         (5,711)
  Net interest margin decreased by 1%                          (3,684)
  Net interest margin decreased by 2%                          (7,369)

     The objective of these hypothetical analyses is to measure the sensitivity of the fair value of the retained interests to changes in assumptions. The methodology used to calculate the fair value in the analyses is a discounted cash flow analysis, the same methodology used to estimate fair value as described in Note 1. These estimates do not factor in the impact of simultaneous changes in other key assumptions. The above scenarios do not reflect management's expectation regarding the future direction of these rates, and they depict only certain possibilities out of a large set of possible scenarios.

NOTE 8.  SELECTED BALANCE SHEET INFORMATION

Other assets consisted of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2000        1999
----------------------------------------------------------------------------------
Current and deferred federal and state income taxes, net      $ 87,794    $ 89,788
Cash surrender value of insurance contracts                     20,432      26,289
Other                                                          210,042     202,986
----------------------------------------------------------------------------------
          Total other assets                                  $318,268    $319,063
----------------------------------------------------------------------------------

Other liabilities consisted of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2000        1999
----------------------------------------------------------------------------------
Accounts payable and accrued expenses                         $ 70,041    $ 75,783
Accrued interest payable                                        31,048      32,968
Other                                                           95,032     106,145
----------------------------------------------------------------------------------
          Total other liabilities                             $196,121    $214,896
----------------------------------------------------------------------------------

NOTE 9.  LONG-TERM DEBT

Long-term debt consists of borrowings having an original maturity of over one year. The composition of long-term debt at December 31, 2000 and 1999, was as follows:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2000        1999
----------------------------------------------------------------------------------
SENIOR DEBT
12 month senior notes, fixed (9.08%-11.11%)                   $152,553    $ 86,647
18 month senior notes, fixed (8.62%-10.97%)                      9,229       8,344
24 month senior notes, fixed (8.62%-11.33%)                     86,109      50,571
30 month senior notes, fixed (7.51%-11.38%)                     14,684      13,852
48 month senior notes, fixed (6.39%-11.20%)                      8,384       8,427
60 month senior notes, fixed (6.02%-11.47%)                     34,849      28,863
Value notes, fixed (7.25%-7.85%)                                 3,271       7,779
Medium-term notes, fixed (6.81%-7.47%)                         313,100     490,650
Medium-term notes, floating                                     30,500      47,400
Medium-term bank notes, fixed (6.82%-7.12%)                      3,404       7,347
Other senior notes, fixed (7.33%-11.11%)                        98,387      37,670
----------------------------------------------------------------------------------
          Total senior debt                                    754,470     787,550
Subordinated notes, fixed (9.08%-10.44%)                           714         958
----------------------------------------------------------------------------------
          Total long-term debt                                $755,184    $788,508
----------------------------------------------------------------------------------

     We have priced our floating rate medium-term notes based on a spread over LIBOR. At December 31, 2000, the rates on these notes varied from 7.19% to 7.30%. At December 31, 2000 and 1999, we used derivative financial instruments to effectively convert certain fixed rate debt to a LIBOR-based variable rate. See Note 26.

     The annual contractual maturities of long-term debt at December 31, 2000 for the years ending December 31 are as follows: $592.0 million in 2001; $131.6 million in 2002; $10.5 million in 2003; $13.3 million in 2004; and $7.8 million in 2005. The average interest cost of our long-term debt was 8.17% during 2000, 6.53% during 1999, and 6.52% during 1998. We will use part of the proceeds from the sale of our mortgage business in the first quarter of 2001 to pay off our outstanding medium-term notes and to significantly reduce our other outstanding long-term debt. See discussion in Note 2.

NOTE 10.  OTHER BORROWINGS

The composition of other borrowings was as follows:

                                                                 DECEMBER 31,
--------------------------------------------------------------------------------
                                                               2000       1999
--------------------------------------------------------------------------------
Securities sold under repurchase agreements                   $    0    $104,191
FHLB advances                                                      0     220,000
Other borrowings                                               4,289       8,975
--------------------------------------------------------------------------------
          Total                                               $4,289    $333,166
--------------------------------------------------------------------------------

     At December 31, 2000, we had commercial paper conduit and securities repurchase agreement facilities secured by business credit card receivables totaling $480.3 million. Of the total, $280.3 million was committed. These commitments can be withdrawn under certain conditions, including a failure to make payments under the terms of the agreements. We pay a monthly facility fee on the unused commitments of up to 15 basis points. These facilities provide for on-balance sheet and off-balance sheet funding. At December 31, 2000, we had $350 million available under these facilities, as there were $130.3 million of business credit card receivables funded through these facilities, none of which were accounted for as secured borrowings. At December 31, 1999, there were $730.3 million of business credit card receivables funded through these facilities, none of which were accounted for as secured borrowings. These facilities are generally renewable annually. Upon the expiration of these facilities, management expects to obtain the appropriate levels of replacement funding under similar terms and conditions.

     The following table displays information related to selected types of short-term borrowings:

                                                 2000              1999              1998
-----------------------------------------------------------------------------------------------
                                             AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE
-----------------------------------------------------------------------------------------------
At year end:
  Securities sold under repurchase
     agreements                             $      0      0%  $104,191   5.78%  $      0      0%
  FHLB advances                                    0      0    220,000   5.53          0      0
-----------------------------------------------------------------------------------------------
Average for the year:
  Securities sold under repurchase
     agreements                             $ 36,960   6.14%  $ 24,647   5.39%  $ 69,916   6.05%
  Term fed funds, fed funds purchased and
     FHLB advances                            62,435   6.14     11,432   5.57        272   5.61
-----------------------------------------------------------------------------------------------
  Total                                     $ 99,395   6.14%  $ 36,079   5.43%  $ 70,188   6.05%
-----------------------------------------------------------------------------------------------
Maximum month-end balance:
  Securities sold under repurchase
     agreements                             $149,628          $104,191          $259,643
  Term fed funds, fed funds purchased and
     FHLB advances                           210,000           220,000             1,700
-----------------------------------------------------------------------------------------------

     The weighted average interest rates were calculated by dividing the interest expense for the period by the average amount of short-term borrowings outstanding during the period, calculated as an average of daily amounts.

NOTE 11.  DISPOSITION OF CONSUMER CREDIT CARD ASSETS

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

     We recognized a gain on the transfer of the consumer credit card business (the "Consumer Credit Card Transaction") representing the excess of liabilities transferred to Fleet LLC over the net basis of the assets transferred. The gain also included our ownership interest in Fleet LLC. The gain on the transfer was not subject to income tax and no tax provision was recorded. The contribution agreement provides for the parties to make a final determination of the transferred assets and liabilities. As further described in Note 12, Advanta and Fleet are parties to a lawsuit concerning disputes regarding the final determination of the transferred assets and liabilities. It is possible that the outcome of the litigation will result in an increase or decrease to the gain recorded.

     We retained certain immaterial assets of our consumer credit card business, which are not required in the operation of that business, and certain liabilities related to our consumer credit card business. These retained assets and liabilities include among others, all reserves relating to our credit insurance business and any liability or obligation relating to certain consumer credit card accounts generated in specific programs which comprised a very small portion of our consumer credit card receivables as of February 20, 1998. The assets and liabilities retained have been classified in other assets and other liabilities.

     The contribution was accounted for as: (1) the transfer of financial assets (cash, loans, and other receivables) and an extinguishment of financial liabilities (deposits, debt, other borrowings and other liabilities) following SFAS 125; and (2) the sale of non-financial assets and liabilities (principally property and equipment, prepaid assets, deferred costs and certain contractual obligations). The financial assets, non-financial assets and liabilities of our consumer credit card business that were contributed were removed from the balance sheet. We were legally released as primary obligor under all of the financial liabilities contributed and, accordingly, they were removed from the balance sheet.

     Concurrently with the Consumer Credit Card Transaction, we purchased 7,882,750 shares of our Class A Common Stock and 12,482,850 shares of our Class B Common Stock, each at $40 per share net, and 1,078,930 of our depositary shares, each representing one one-hundredth interest in a share of 6 3/4% Convertible Class B Preferred Stock, Series 1995 Stock Appreciated Income Linked Securities, at $32.80 per share net, through an issuer tender offer (the "Tender Offer") which was completed on February 20, 1998. The Office of the Comptroller of the Currency approved the payment of a special dividend/return of capital from Advanta National Bank to Advanta Corp., its parent company, to effect the purchase of the shares.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which we deny, center around Fleet's assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet LLC in connection with the Consumer Credit Card Transaction. Fleet seeks damages of approximately $141 million. We have filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that we contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities we have already assumed. We also have filed a countercomplaint against Fleet for approximately $101 million in damages we believe have been caused by certain actions of Fleet following the closing of the Consumer Credit Card Transaction. Formal discovery has begun and is ongoing. The court has scheduled trial in this matter to begin in July 2001. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

     On December 5, 2000, a former executive of Advanta obtained a jury verdict against Advanta in the amount of $3.9 million, in connection with various claims against Advanta related to the executive's termination of employment. Both parties filed post-trial motions. The former executive has filed a motion for a new trial with respect to his claims that were dismissed. The former executive is seeking, among other things, an award of approximately $6 million based upon the jury verdict and additional amounts, including attorney's fees and costs. We will vigorously pursue our post-trial motions, and if necessary, an appeal to the United States Court of Appeals for the Third Circuit and will continue to contest the former executive's positions. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

     On December 21, 2000, Banc One Financial Services, Inc. and Bank One, N.A (together "Banc One") filed a complaint that alleges, among other things, that Advanta breached two mortgage loan servicing agreements by wrongfully withholding as termination fees an amount in excess of $23 million, from amounts that we had collected under the loan servicing agreements, and by failing to perform under those agreements in certain respects. We dispute these claims and allegations. An answer to the complaint was filed February 23, 2001 denying liability and raising affirmative defenses. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

     On February 1, 2001, Fleet and certain of its affiliates filed a complaint in an attempt to block the sale of our mortgage business to Chase Manhattan Mortgage Corp. The complaint alleged that the terms of the proposed sale breach a provision of Fleet's 1998 agreement to acquire our consumer credit card business, as amended (the "Contribution Agreement"), that essentially requires a buyer of "substantially all" of our assets to assume any of our remaining obligations under the Contribution Agreement at the time of the sale of "substantially all" of our assets. In February 2001, we announced that we had reached an agreement with Fleet, with regard to Fleet's attempt to block the sale. As part of the agreement, Fleet dismissed its injunction claim and agreed that it would raise no future issue with respect to the sale of the mortgage business. Under the agreement, $70 million of our reserves in connection with our long-standing litigation with Fleet were funded in an escrow account. The court presiding over the claims will order the funds paid to Advanta or to Fleet depending upon the outcome of that litigation. The amount escrowed, $70 million, represents our maximum exposure to Fleet in the litigation, assuming a court were to rule in favor of Fleet on every claim involved in the litigation.

     We have been notified by Progressive Casualty Insurance Company that it does not intend to renew the strategic alliance with Advanta Insurance when the original five-year term for the alliance expires during 2001. The agreement governing the relationship between Advanta Insurance and Progressive requires that upon termination, we transfer our interest in the assets and liabilities of the strategic alliance to Progressive and that Progressive make certain payments to us, subject to adjustments. Advanta Insurance and Progressive are currently pursuing alternative termination structures for the strategic alliance that would allow for early termination and financial settlement.

     Advanta Corp. and its subsidiaries are involved in other legal proceedings, claims and litigation, including those arising in the ordinary course of business. Management believes that the aggregate liabilities, if any, resulting from those actions will not have a material adverse effect on the consolidated financial position or results of our operations. However, as the ultimate resolution of these proceedings is influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change.

     We lease office space in several states under leases accounted for as operating leases. Total rent expense related to continuing operations was $5.6 million in 2000, $5.3 million in 1999 and $4.1 million in 1998. The future minimum lease payments of non-cancelable operating leases related to continuing operations are as follows:

Year Ended December 31,
2001                                                            4,317
2002                                                            3,815
2003                                                            3,383
2004                                                            3,162
2005                                                            2,631
Thereafter                                                        388

NOTE 13.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

In December 1996, a newly formed statutory business trust established and wholly-owned by Advanta Corp., issued $100 million of capital securities, representing preferred beneficial interests in the assets of the trust. We used the proceeds from the sale for general corporate purposes. The assets of the trust consist of $100 million of 8.99% junior subordinated debentures issued by Advanta Corp. due December 17, 2026. The capital securities will be subject to mandatory redemption under certain circumstances. These circumstances include the optional prepayment by Advanta Corp. of the junior subordinated debentures at any time on or after December 17, 2006 at an amount per capital security equal to 104.495% of the principal amount plus accrued and unpaid distributions. This amount declines ratably on each December 17 thereafter to 100% on December 17, 2016. Our obligations, in the aggregate, provide a full and unconditional guarantee of payments of distributions and other amounts due on the capital securities. Dividends on the capital securities are cumulative, payable semi-annually in arrears, and are deferrable at our option for up to ten consecutive semi-annual periods. We cannot pay dividends on our preferred or common stocks during deferments. Dividends on the capital securities have been classified as minority interest in income of consolidated subsidiary in the consolidated income statements. The trust has no operations or assets separate from its investment in the junior subordinated debentures. Separate financial statements of the trust are not presented because management has determined that they would not be meaningful to investors.

NOTE 14.  CAPITAL STOCK

Class A Preferred Stock is entitled to 1/2 vote per share and a non-cumulative dividend of $140 per share per year, which must be paid prior to any dividend on the common stock. The redemption price of the Class A Preferred Stock is equivalent to its par value.

     On February 20, 1998, we purchased 7,882,750 shares of our Class A Common Stock and 12,482,850 shares of our Class B Common Stock at $40 per share net, and 1,078,930 of our depositary shares, each representing one one-hundredth interest in a share of Stock Appreciation Income Linked Securities ("SAILS"), at $32.80 per share net, through the Tender Offer. The SAILS constituted a series of our Class B Preferred Stock, designated as 6 3/4% Convertible Class B Preferred Stock, Series 1995.

     In 1998, the Board of Directors authorized the repurchase of up to 2.5 million shares of our Class A and Class B Common Stock and the formation of an Employee Stock Ownership Plan ("ESOP"). In 1998 and 1999, we purchased 1,405,000 shares of Class A Common Stock and 445,600 shares of Class B Common Stock at a total cost of $21.1 million. Of the total shares purchased, 1,000,000 shares of Class A Common Stock were purchased for our ESOP.

     On September 15, 1999, all of the 1.4 million outstanding depositary shares, each representing one one-hundredth interest in a share of SAILS, mandatorily converted into 1.4 million shares of Class B Common Stock.

     In 2000, we retired 405,000 shares of Class A Treasury stock and 445,600 shares of Class B Treasury stock.

NOTE 15.  BENEFIT PLANS

RESTRICTED STOCK AWARDS

We have adopted management incentive plans designed to provide incentives to participating employees to remain in our employ and devote themselves to the company's success. Under these plans, eligible employees were given the opportunity to elect to take portions of their anticipated or target bonus payments for future years in the form of restricted shares of common stock (with each plan covering three performance years). To the extent that these elections were made, or were required by the terms of the plans for executive officers, restricted shares were issued to employees. The number of shares granted to employees is determined by dividing the amount of future bonus payments that the employee had elected to receive in stock by the market price as determined under the incentive plans. The restricted shares are subject to forfeiture prior to vesting should the employee terminate employment with us. Restricted shares vest 10 years from the date of grant. Vesting was and may continue to be accelerated annually with respect to up to one-third of the shares granted under the plan covering the particular performance year, based on the extent to which the employee and Advanta met or meet their respective performance goals for that plan performance year. When newly eligible employees elect to participate in a plan, the number of shares issued to them with respect to their target bonus payments for the relevant plan performance years is determined based on the average market price of the stock for the 90 days prior to eligibility. Compensation expense on restricted shares is recognized over the vesting period of the shares. Compensation expense recognized in connection with restricted shares was $5.3 million in 2000, $3.8 million in 1999 and $8.2 million in 1998. The following table summarizes restricted shares outstanding and shares issued. Substantially all restricted shares outstanding at December 31, 2000 and 1999 were Class B common stock.

                                                           2000                           1999
                                                        -------------------   ----------------------------
(SHARES IN THOUSANDS)                          ---------   WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                               NUMBER OF   PRICE AT DATE OF   NUMBER OF   PRICE AT DATE OF
                                                SHARES         ISSUANCE        SHARES         ISSUANCE
----------------------------------------------------------------------------------------------------------
Restricted shares outstanding at December 31       984           $17            1,750           $15
Restricted shares issued in the year ended
  December 31                                      201           $13            1,002           $11
----------------------------------------------------------------------------------------------------------

     We have also granted shares of phantom stock to an officer in lieu of restricted shares. There were no shares of phantom stock granted in 2000. In 1999, there were 27,413 shares of phantom stock granted at a price of $10.625. In 1998, there were 50,632 phantom stock shares granted at a price of $10.625. Shares of phantom stock outstanding totaled 78,045 at December 31, 2000 and 1999. There were no phantom shares granted before 1998. Compensation expense (benefit) related to the appreciation (depreciation) on shares of phantom stock was ($268) thousand in 2000, $246 thousand in 1999 and $22 thousand in 1998.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

Our incentive plan authorizes an aggregate of 20.0 million shares of Class B Common Stock for the grant of options, awards of shares of stock or awards of stock appreciation rights to employees and directors. Previous plans granted options to purchase Class A Common Stock; however, substantially all of the options outstanding at December 31, 2000 were options to purchase Class B Common Stock. Options generally vest over a four-year period and expire 10 years after the date of grant. Shares available for future grant were 11.6 million at December 31, 2000 and 2.7 million at December 31, 1999. Transactions under the plans for the three years ended December 31, 2000, were as follows:

                                   2000                           1999                           1998
                       ----------------------------   ----------------------------   ----------------------------
     (SHARES IN THOUSANDS)
                       NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
                        SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                       ------------------------------------------------------------------------------------------
Outstanding at
  beginning of year      2,728           $15             2,988          $22             3,934          $27
Granted                  1,128             9             1,358           10             1,186           18
Exercised                  (20)            8                (8)           2            (1,471)          24
Terminated                (787)           14            (1,610)          23              (661)          21
-----------------------------------------------------------------------------------------------------------------
Outstanding at end of
  year                   3,049           $13             2,728          $15             2,988          $22
-----------------------------------------------------------------------------------------------------------------
Options exercisable
  at year-end            1,156                             722                          1,353
-----------------------------------------------------------------------------------------------------------------
Weighted average fair
  value of options
  granted during the
  year                  $ 4.25                         $  4.60                        $  8.05
-----------------------------------------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding at December 31, 2000.

    (SHARES IN THOUSANDS)        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                    NUMBER      WEIGHTED AVERAGE                        NUMBER
    RANGE OF      OUTSTANDING      REMAINING       WEIGHTED AVERAGE   EXERCISABLE   WEIGHTED AVERAGE
EXERCISE PRICES   AT 12/31/00   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/00    EXERCISE PRICE
                  -------------------------------------------------   ------------------------------
$ 1.00 to $10.00     1,238         8.7 years             $ 7               223            $ 9
$10.01 to $20.00     1,310         8.1                    15               475             17
$20.01 to $30.00       471         5.4                    22               429             22
$30.01 to $40.00        27         4.9                    38                27             38
$40.01 to $46.00         3         5.2                    46                 2             46
----------------------------------------------------------------------------------------------------
     Total           3,049                                               1,156
----------------------------------------------------------------------------------------------------

     We account for our stock option plans following Accounting Principles Board Opinion No. 25, under which no compensation expense has been recognized.

     Had compensation cost for these plans been determined consistent with SFAS 123, our net income (loss) and net income (loss) per common share would have changed to the following pro forma amounts:

                                                               2000        1999        1998
---------------------------------------------------------------------------------------------
Net income (loss)
  As reported                                                $(156,684)   $49,818    $447,880
  Pro forma                                                   (163,393)   $41,810     436,960
---------------------------------------------------------------------------------------------
Basic net income (loss) per common share
  As reported
     Class A                                                 $   (6.28)   $  1.95    $  16.62
     Class B                                                     (6.21)      2.02       16.68
     Combined                                                    (6.24)      1.99       16.65

                                                               2000        1999        1998
---------------------------------------------------------------------------------------------
  Pro forma
     Class A                                                 $   (6.55)   $  1.62    $  16.21
     Class B                                                     (6.48)      1.68       16.27
     Combined                                                    (6.50)      1.65       16.24
---------------------------------------------------------------------------------------------
Diluted net income (loss) per common share
  As reported
     Class A                                                 $   (6.23)   $  1.94    $  15.69
     Class B                                                     (6.16)      2.00       15.73
     Combined                                                    (6.19)      1.98       15.71
  Pro forma
     Class A                                                 $   (6.50)   $  1.60    $  15.31
     Class B                                                     (6.42)      1.67       15.34
     Combined                                                    (6.45)      1.64       15.33
---------------------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

                                  2000    1999    1998
                                  --------------------
Dividend yield                      4%      3%      3%
Expected life (in years)           10      10      10
Expected volatility                56%     51%     48%
Risk-free interest rate           5.8%    5.4%    5.7%

     Because SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     During 1998, we changed the exercise price of certain options granted during 1996 and 1997 to the market price on the date of the modification. These modifications did not result in additional compensation expense under the accounting prescribed by SFAS 123. Also in 1998, we amended the terms of options granted to employees who became employees of Fleet LLC or whose employment was otherwise terminated in connection with the Consumer Credit Card Transaction to extend the post-employment exercise period. In 1998, we accelerated vesting of 43.15% of outstanding options that were not vested at the time of the Consumer Credit Card Transaction. See discussion in Note 22 of charges to earnings relating to these modifications.

     During 2000, 1999 and 1998, we issued stock appreciation rights to certain directors in exchange for or in lieu of stock options. At December 31, 2000, 1,230 rights were outstanding with a strike price of $4.75, 100,000 rights were outstanding with a strike price of $8.50, 27,000 rights were outstanding with a strike price of $10.75, 163,074 rights were outstanding with a strike price of $12.33, 100,000 rights were outstanding with a strike price of $14.50 and 233,675 rights were outstanding with a strike price between $19.00 and $22.13. At December 31, 1999, 1,230 rights were outstanding with a strike price of $4.75, 127,000 rights were outstanding with a strike price of $10.75, 163,074 rights were outstanding with a strike price of $12.33 and 233,675 rights were outstanding with a strike price between $19.00 and $22.13. Compensation expense (benefit) related to stock appreciation rights was ($512) thousand in 2000, $502 thousand in 1999, and $10 thousand in 1998.

EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan, which allows employees and directors to purchase Class B Common Stock at a 15% discount from the market price without paying brokerage fees. We report this 15% discount as compensation expense and incurred expense of $163 thousand in 2000, $162 thousand in 1999, and

$200 thousand in 1998. Shares issued under the plan are issued at the average market price on the day of purchase.

EMPLOYEE SAVINGS PLAN

We have a tax-deferred employee savings plan, which provides employees with savings and investment opportunities, including the ability to invest in Advanta Corp. Class B Common Stock. The employee savings plan provides for discretionary employer contributions equal to a portion of the first 5% of an employee's compensation contributed to the plan. For the three years ended December 31, 2000, 1999 and 1998, our contributions equaled 100% of the first 5% of participating employees' compensation contributed to the plan. The expense for this plan totaled $3.1 million in 2000, $2.7 million in 1999, and $2.4 million in 1998. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2000, 1999 and 1998 were acquired from Advanta Corp. at the market price on each purchase date or were purchased on the open market.

DEFERRED COMPENSATION PLAN

We offer an elective, nonqualified deferred compensation plan to qualified executives and non-employee directors, which allows them to defer a portion of their cash compensation on a pretax basis. The plan contains provisions related to minimum contribution levels and deferral periods with respect to any individual's participation. The plan participant makes irrevocable elections at the date of deferral as to deferral period and date of distribution. Interest is credited to the participant's account at the rate of 125% of the 10-year rolling average interest rate on 10-Year U.S. Treasury Notes. Distribution from the plan may be either at retirement or at an earlier date, and can be either in a lump sum or in installment payments. We have purchased life insurance contracts with a face value of $46 million to fund this plan.

EMPLOYEE STOCK OWNERSHIP PLAN

On September 10, 1998, our Board of Directors authorized the formation of an Employee Stock Ownership Plan (the "ESOP"), covering all of our employees who have reached age 21 with one year of service. During 1998, the ESOP borrowed approximately $12.6 million from Advanta Corp. and used the proceeds to purchase approximately 1,000,000 shares of Class A Common Stock. The ESOP loan is repayable with an interest rate of 8% over 30 years. We make annual contributions to the ESOP equal to the ESOP's debt service less dividends received on unallocated shares by the ESOP. As the ESOP loan is repaid, shares are allocated to active employees, based on the proportion of debt service paid in the year. We account for the ESOP in accordance with AICPA Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Accordingly, unallocated shares are reported as unearned ESOP shares in the balance sheet. As shares of common stock acquired by the ESOP are committed to be released to each employee, we report compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are used to fund debt service of the ESOP. ESOP compensation expense was $455 thousand for the year ended December 31, 2000, $535 thousand for the year ended December 31, 1999 and $17 thousand for the year ended December 31, 1998. At December 31, 2000, there were 931,945 unearned and unallocated ESOP shares with a fair value of $8.2 million. At December 31, 1999, there were 965,229 unearned and unallocated ESOP shares with a fair value of $17.6 million.

NOTE 16.  CAPITAL RATIOS

Advanta National Bank and Advanta Bank Corp. are wholly owned subsidiaries of Advanta Corp. Advanta National Bank and Advanta Bank Corp. are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the institutions' and our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the institutions must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The institutions' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

     As set forth in the table below, as of December 31, 2000 and 1999, Advanta National Bank and Advanta Bank Corp. had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of our agreement with the Office of the Comptroller of the Currency, even though we have achieved the higher imposed capital ratios required by the agreement. Our regulatory agreement with the Office of the Comptroller of the Currency required that Advanta National Bank achieve by September 30, 2000 and thereafter maintain a ratio of 14% of Tier 1 capital to risk-weighted assets and a ratio of 17% of Tier 1 capital to adjusted total assets. We achieved these ratios, as defined within the agreement, through a combination of decreasing the assets and deposits at Advanta National Bank and making aggregate capital contributions and other investments in Advanta National Bank of approximately $70 million.

     In connection with the sale of our mortgage business discussed in Note 2, Advanta National Bank sought approval of the OCC for a return of capital to Advanta Corp, in the amount of $261 million. On February 28, 2001, the OCC approved the amount requested and, at the same time, Advanta National Bank entered into an agreement with the OCC regarding restrictions on new business activities and product lines at Advanta National Bank after the sale of the mortgage business and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduces the existing capital requirements for Advanta National Bank to 12.7% for Tier 1 and Total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement provides for prior OCC approval of any future dividends. Advanta Bank Corp. is unaffected by the agreement with the OCC.

     Recently, guidelines were issued jointly by the federal bank regulatory agencies regarding additional requirements for subprime lenders, including additional capital requirements. Under the guidelines, regulatory capital required to be held for certain loan classes included in Advanta Bank Corp.'s portfolio could be increased.

     In addition, in a draft proposal recently issued jointly by the federal bank regulatory agencies, capital requirements associated with certain residual interests would be amended to require capital equal to the residual retained, regardless of retained recourse levels. Further, the proposal requires residuals in excess of 25% of Tier 1 capital to be treated as a deduction of Tier 1 capital for purposes of risk based and leverage capital calculations. In another draft proposal recently issued jointly by the federal back regulatory agencies, the agencies would use credit ratings and certain alternative approaches to match the risk based capital requirement more closely to a banking organization's relative risk of loss in asset securitizations. The proposal also requires the sponsor of a revolving credit securitization that involves an early amortization feature to hold capital against the amount of assets under management (the off-balance sheet securitized receivables). The proposal treats recourse obligations and direct credit substitutes more consistently than under the agencies' current risk based capital standards. The ultimate resolution of these proposals and their impact on financial results is uncertain at this time.

                                                                                        TO BE WELL-
                                                                                        CAPITALIZED
                                                                                       UNDER PROMPT
                                                               FOR CAPITAL              CORRECTIVE
                                           ACTUAL           ADEQUACY PURPOSES        ACTION PROVISIONS
--------------------------------------------------------------------------------------------------------
                                       AMOUNT    RATIO     AMOUNT      RATIO        AMOUNT      RATIO
--------------------------------------------------------------------------------------------------------
                                                                     PERCENTAGE               PERCENTAGE
                                                                         IS                   IS GREATER
                                                                      GREATER                  THAN OR
                                                                      THAN OR                  EQUAL TO
                                                                      EQUAL TO
AS OF DECEMBER 31, 2000
Total Capital (to Risk Weighted
  Assets) Advanta National Bank       $315,482   15.08%   $167,370       8.0%      $209,213      10.0%
  Advanta Bank Corp.                   216,237   14.60     118,449        8.0       148,062       10.0
Tier I Capital (to Risk Weighted
  Assets) Advanta National Bank       $296,947   14.19%   $ 83,685       4.0%      $125,528       6.0%
  Advanta Bank Corp.                   194,411   13.13      59,225        4.0        88,837        6.0
Tier I Capital (to Average Assets)
  Advanta National Bank               $296,947   20.52%   $ 57,878       4.0%      $ 72,347       5.0%
  Advanta Bank Corp.                   194,411   21.08      36,894        4.0        46,117        5.0
AS OF DECEMBER 31, 1999
Total Capital (to Risk Weighted
  Assets)
  Advanta National Bank               $427,409   14.86%   $230,061       8.0%      $287,576      10.0%
  Advanta Bank Corp.                   143,151   13.28      86,204        8.0       107,755       10.0
Tier I Capital (to Risk Weighted
  Assets) Advanta National Bank       $414,359   14.41%   $115,030       4.0%      $172,546       6.0%
  Advanta Bank Corp.                   128,193   11.90      43,102        4.0        64,653        6.0
Tier I Capital (to Average Assets)
  Advanta National Bank               $414,359   18.18%   $ 91,193       4.0%      $113,991       5.0%
  Advanta Bank Corp.                   128,193   27.86      18,406        4.0        23,008        5.0

NOTE 17.  DIVIDEND AND LOAN RESTRICTIONS

In the normal course of business, Advanta Corp. and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in dividend and loan restrictions.

     FDIC-insured banks are subject to certain provisions of the Federal Reserve Act which impose various legal limitations on the extent to which banks may finance or otherwise supply funds to certain of their affiliates. In particular, Advanta National Bank and Advanta Bank Corp. are subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with Advanta Corp. or its affiliates. Advanta National Bank and Advanta Bank Corp. are prevented by these restrictions from lending to Advanta Corp. and its affiliates unless these extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, secured extensions of credit are limited in amount: (a) as to Advanta Corp. or any affiliate, to 10 percent of each bank's capital and surplus, and (b) as to Advanta Corp. and all affiliates in the aggregate, to 20 percent of each bank's capital and surplus.

     Under grandfathering provisions of the Competitive Equality Banking Act of 1987, we are not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended, so long as Advanta Corp. and Advanta National Bank continue to comply with certain restrictions on their activities. These restrictions include limiting the scope of Advanta National Bank's activities to those in which it was engaged prior to March 5, 1987. Since Advanta National Bank was not making commercial loans at that time, it must continue to refrain from making commercial loans -- which would include any loans to Advanta Corp. or any of its subsidiaries -- in order for Advanta Corp. to maintain its grandfathered exemption under the Bank Holding Company Act. We have no present plans to register as a bank holding company under the Bank Holding Company Act.

     Advanta National Bank is also subject to various legal limitations on the amount of dividends that can be paid to its parent, Advanta Corp. Advanta National Bank is eligible to declare a dividend provided that it is not greater than the current year's net profits plus net profits of the preceding two years. However, our regulatory agreements with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation prohibit the payment of dividends by Advanta National Bank or Advanta Bank Corp. without prior regulatory approval. In connection with the mortgage business sale in the first quarter of 2001, we sought and received regulatory approval for a return of capital of $261 million from Advanta National Bank. Advanta National Bank paid no dividends to Advanta Corp. during 2000 or 1999. During 1998, the Office of the Comptroller of the Currency approved the payment of a special dividend/return of capital of $1.3 billion from Advanta National Bank to Advanta Corp. to effect the Tender Offer described in Note 11. There were no dividends from Advanta Bank Corp. to Advanta Corp. during 2000, 1999, or 1998.

     Our insurance subsidiaries are also subject to certain capital, deposit and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 2000, the insurance subsidiaries were in compliance with these rules and regulations. Insurance subsidiaries paid dividends to Advanta Corp. of $1.2 million in 1999. Dividends paid to Advanta Corp. in 1998 by insurance subsidiaries were $39 million, including an extraordinary dividend of $35 million that was approved in advance by the applicable state regulators. There were no dividends paid to Advanta Corp. by insurance subsidiaries in 2000.

     Total stockholders' equity of our banking and insurance affiliates was $572 million at December 31, 2000, and $584 million at December 31, 1999. Of our total equity in these affiliates, $566 million was restricted at December 31, 2000 and $524 million was restricted at December 31, 1999. At January 1, 2001, $5.4 million of stockholders' equity of our banking and insurance affiliates was available for payment of dividends under applicable regulatory guidelines without prior regulatory approval.

     In addition to restrictions at banking subsidiaries, certain non-bank subsidiaries are subject to minimum equity requirements as part of securitization agreements or financing facility agreements. The total minimum equity requirement of non-bank subsidiaries was $40 million at December 31, 2000. At December 31, 2000, the non-bank subsidiaries were in compliance with these minimum equity requirements.

NOTE 18.  SEGMENT INFORMATION

Our only reportable segment as of December 31, 2000 was Advanta Business Cards. We evaluate segment performance based largely on the pretax income of the business unit. The Advanta Mortgage and Advanta Leasing Services segments were discontinued in the first quarter of 2001 and their results are classified as discontinued operations in the consolidated income statements. See Note 2. Prior to February 20, 1998, we also had an additional reportable segment, Advanta Personal Payment Services. See Note 11.

     Advanta Business Cards offers MasterCard business credit cards to small businesses using targeted direct mail and the Internet as well as telemarketing solicitation of potential cardholders. This product provides approved customers with access, through merchants, banks, checks and ATMs, to an instant unsecured revolving business credit line.

     Prior to the Consumer Credit Card Transaction, we offered consumer credit cards through Advanta Personal Payment Services. This business segment issued consumer credit cards nationwide using direct marketing techniques. As of February 20, 1998, this segment had no operations, and the activity below reflects operations through that date.

     The accounting policies of the segments are the same as those followed by Advanta. Centrally incurred operating expenses are allocated to the segments based on consumption, where practical, or based on average managed assets. Centrally incurred interest expense is charged to the segments using a funds transfer pricing methodology primarily based on average net assets. During the first quarter of 2000, we made changes to the methods used to allocate centrally incurred interest and operating expenses to the reportable segments in order to better reflect the use of the related assets or personnel by the segments. These changes included the allocation of certain expenses based on consumption rather than based on average managed assets, and a change in the classification of certain employee groups. Prior period segment results have been restated to reflect the current allocation methods.

                                                               ADVANTA
                                                               BUSINESS
                                                                CARDS       OTHER(1)      TOTAL
--------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
Noninterest revenues                                          $  155,500   $    1,581   $  157,081
Interest income                                                   78,424       57,676      136,100
Interest expense                                                  32,487       54,021       86,508
Pretax income (loss) from continuing operations                   71,188      (59,996)      11,192
Average managed receivables                                    1,372,717       23,067    1,395,784
Total assets                                                     462,317    2,381,155    2,843,472
Capital expenditures                                               3,949        9,545       13,494
Depreciation and amortization                                      1,385       10,086       11,471
--------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
Noninterest revenues                                          $   84,252   $   21,118   $  105,370
Interest income                                                   35,613       68,971      104,584
Interest expense                                                  13,749       67,051       80,800
Unusual charges(2)                                                     0       16,713       16,713
Pretax income (loss) from continuing operations                   34,248      (48,699)     (14,451)
Average managed receivables                                      892,862       17,450      910,312
Total assets                                                     352,028    3,186,532    3,538,560
Capital expenditures                                               1,000        4,568        5,568
Depreciation and amortization                                        923        6,871        7,794
--------------------------------------------------------------------------------------------------

                                                                      ADVANTA
                                                          ADVANTA     PERSONAL
                                                          BUSINESS    PAYMENT
                                                           CARDS      SERVICES     OTHER(1)      TOTAL
---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1998
Noninterest revenues                                      $ 53,334   $   83,823   $    3,251   $  140,408
Interest income                                             21,730       23,465       66,307      111,502
Interest expense                                             8,994       33,352       58,880      101,226
Gain on transfer of consumer credit card business                0      541,288            0      541,288
Unusual charges(3)                                               0      125,072            0      125,072
Pretax income (loss) from continuing operations             15,224      388,311      (20,679)     382,856
Average managed receivables                                744,192    1,846,109       15,724    2,606,025
Total assets                                               194,021            0    3,468,041    3,662,062
Capital expenditures                                           620        2,469       29,093       32,182
Depreciation and amortization                                1,105        5,600        4,166       10,871
---------------------------------------------------------------------------------------------------------

(1) Other includes insurance operations and assets, investment and other activities not attributable to Advanta Business Cards. It also includes net assets of discontinued operations, and corporate overhead previously allocated to the mortgage and leasing business units while they were operating segments. Corporate overhead allocations were removed from the results of the discontinued segments as a result of the restatement for discontinued operations.

(2) Unusual charges in 1999 represent charges associated with cost reduction initiatives in the first quarter and additional costs associated with products exited in the first quarter of 1998.

(3) Unusual charges in 1998 represent severance and outplacement costs associated with workforce reduction, option exercise and other employee costs associated with the Consumer Credit Card Transaction/Tender Offer; expense associated with exited businesses/products; and asset impairment.

NOTE 19.  SELECTED INCOME STATEMENT INFORMATION

OTHER REVENUES                                                   YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------
                                                               2000       1999        1998
--------------------------------------------------------------------------------------------
Business credit card interchange income                       $61,668    $33,786    $ 20,741
Investment securities gains (losses), net(1)                    5,473     30,132     (40,142)
Consumer credit card interchange income                             0          0      11,881
Consumer credit card overlimit fees                                 0          0      16,233
Insurance revenues, net and other                               1,833      6,445      10,235
--------------------------------------------------------------------------------------------
  Total other revenues, net                                   $68,974    $70,363    $ 18,948
--------------------------------------------------------------------------------------------

(1) Investment securities gains (losses), net include changes in the fair value and realized gains on venture capital investments.

OPERATING EXPENSES                                                YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                                2000       1999        1998
---------------------------------------------------------------------------------------------
Salaries and employee benefits                                $ 42,499    $35,300    $ 47,723
Amortization of credit card deferred origination costs, net     23,961      5,863      22,271
Professional/consulting fees                                    18,451     12,160       6,530
External processing                                             13,236      8,507      14,387
Marketing expense                                               11,492      2,397       4,066
Occupancy expense                                                9,221      9,854       6,822
Equipment expense                                                9,001      5,528       9,981
Other                                                           22,431     15,897      25,055
---------------------------------------------------------------------------------------------
  Total operating expenses                                    $150,292    $95,506    $136,835
---------------------------------------------------------------------------------------------

NOTE 20.  NET INTEREST INCOME

The following table presents the components of net interest income:

                                                                 YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                              2000         1999        1998
---------------------------------------------------------------------------------------------
Interest income:
  Loans                                                     $  78,506    $ 37,718    $ 46,864
  Trading investments                                               0       6,752      10,374
  Investments available for sale                               57,594      60,114      54,264
---------------------------------------------------------------------------------------------
          Total interest income                               136,100     104,584     111,502
Interest expense:
  Deposits                                                    118,771     101,386      85,935
  Debt                                                         65,567      61,940      87,900
  Other borrowings                                              8,792       4,350      10,440
  Less: Interest allocated to discontinued operations        (106,622)    (86,876)    (83,049)
---------------------------------------------------------------------------------------------
          Total interest expense                               86,508      80,800     101,226
Net interest income                                            49,592      23,784      10,276
Less: Provision for credit losses                             (36,309)    (22,506)    (38,329)
---------------------------------------------------------------------------------------------
          Net interest after provision for credit losses    $  13,283    $  1,278    $(28,053)
---------------------------------------------------------------------------------------------

NOTE 21.  INCOME TAXES

Income tax (benefit) was as follows:

                                                                  YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                               2000        1999        1998
---------------------------------------------------------------------------------------------
Income tax expense (benefit) attributable to:
  Continuing operations                                       $     0    $(55,785)   $(25,748)
  Discontinued operations                                           0       5,513      16,704
  Loss on discontinuance of leasing business                        0           0           0
---------------------------------------------------------------------------------------------
          Total income tax (benefit)                          $     0    $(50,272)   $ (9,044)
---------------------------------------------------------------------------------------------

     Income tax (benefit) on income from continuing operations consisted of the following components:

                                                                  YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                               2000        1999        1998
---------------------------------------------------------------------------------------------
Current:
  Federal                                                     $ 6,636    $ 15,500    $ 20,254
  State                                                         4,753      (4,083)      8,470
---------------------------------------------------------------------------------------------
          Total current                                        11,389      11,417      28,724
---------------------------------------------------------------------------------------------
Deferred:
  Federal                                                      (6,994)    (69,509)    (55,480)
  State                                                        (4,395)      2,307       1,008
---------------------------------------------------------------------------------------------
          Total deferred                                      (11,389)    (67,202)    (54,472)
---------------------------------------------------------------------------------------------
          Total income tax (benefit)                          $     0    $(55,785)   $(25,748)
---------------------------------------------------------------------------------------------

     The reconciliation of the statutory federal income tax to income tax (benefit) on income from continuing operations is as follows:

                                                                 YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                              2000        1999        1998
---------------------------------------------------------------------------------------------
Statutory federal income tax                                 $ 3,917    $ (5,058)   $ 134,000
State income taxes, net of federal income tax benefit            232      (1,090)       6,160
Net operating losses                                          (4,755)    (49,973)           0
Insurance program income                                         242          98       27,755
Tax credits                                                        0           0         (691)
Compensation limitation                                          140         175        4,725
Transfer of consumer credit card business (see Note 11)            0           0     (200,494)
Other                                                            224          63        2,797
---------------------------------------------------------------------------------------------
          Income tax (benefit)                               $     0    $(55,785)   $ (25,748)
---------------------------------------------------------------------------------------------

     Deferred taxes are provided to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and enacted tax laws. The net deferred tax asset is comprised of the following:

                                                                  DECEMBER 31,
-----------------------------------------------------------------------------------
                                                                2000        1999
-----------------------------------------------------------------------------------
Deferred tax liabilities                                      $(95,677)   $(102,248)
Deferred tax assets                                            194,300      194,593
-----------------------------------------------------------------------------------
          Net deferred tax asset                              $ 98,623    $  92,345
-----------------------------------------------------------------------------------

     A summary of deferred tax assets and liabilities follows:

                                                                  DECEMBER 31,
-----------------------------------------------------------------------------------
                                                                2000         1999
-----------------------------------------------------------------------------------
Deferred loan fees and costs                                  $  (4,331)   $ (6,149)
Allowance for credit losses                                      21,280      22,273
Net operating loss carryforwards                                142,248     182,437
Securitization income                                            50,368     (60,556)
Deferred compensation                                             7,863       9,054
Noncash unusual charges                                           6,835      18,321
Other                                                            12,268       9,965
Valuation allowance                                            (137,908)    (83,000)
-----------------------------------------------------------------------------------
          Net deferred tax asset                              $  98,623    $ 92,345
-----------------------------------------------------------------------------------

     As a result of the carrying value adjustments discussed in Note 3, we reported a pretax loss for the year ended December 31, 2000. A valuation allowance has been provided against the resulting deferred tax asset given our pre-existing net operating loss carryforwards and the uncertainty of the realizability of the incremental deferred tax asset. In establishing the valuation allowance, management considered (1) the level of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. Based on this analysis, management believes the net deferred tax asset will be realized.

     The gain on the Consumer Credit Card Transaction in 1998 was not subject to income tax and no tax provision was recorded. The Consumer Credit Card Transaction also resulted in additional book/tax differences, which were quantified during 1999 in connection with the filing of the 1998 tax return. Such book/tax differences, when combined with certain less significant recurring differences, resulted in net operating loss carryforwards of approximately $521 million at December 31, 1999. This amount is net of $96 million carried back to prior years, and includes $500 million that pertains to losses incurred on the consumer credit card portfolio after the date of the transaction. A deferred tax asset of $50 million, net of valuation allowance, resulting from the net operating loss carryforwards was recorded as an income tax benefit in the fourth quarter of 1999.

     In 2000, we utilized net operating loss carryforwards of $85 million. Additionally, $29 million was carried back to prior years. At December 31, 2000, remaining net operating loss carryforwards were $406 million, of which $390 million expire in 2018 and $16 million expire in 2019.

     The net deferred federal tax asset is presented net with current federal income taxes receivable (payable) for financial reporting purposes, and is included in other assets.

NOTE 22.  UNUSUAL CHARGES

In connection with the Consumer Credit Card Transaction more fully discussed in
Note 11, we made major organizational changes during the first quarter of 1998 to reduce corporate expenses incurred in the past: (a) to support the business contributed to Fleet LLC in the Consumer Credit Card Transaction, and (b) associated with the business and products no longer being offered or not directly associated with our mortgage, business credit card and leasing units. In addition, in 1999, we implemented a plan to exit the auto finance business and to implement cost reduction initiatives throughout the organization including the consolidation of support functions. Costs associated with these restructuring activities included:

                                           CHARGED TO   12/31/98             CHARGED TO   12/31/99   CHARGED TO   12/31/00
                                ACCRUED     ACCRUAL     ACCRUAL    ACCRUED    ACCRUAL     ACCRUAL     ACCRUAL     ACCRUAL
                                IN 1998     IN 1998     BALANCE    IN 1999    IN 1999     BALANCE     IN 2000     BALANCE
--------------------------------------------------------------------------------------------------------------------------
Employee costs associated with
  staff reductions              $      0    $      0    $     0    $ 3,350    $ 2,528     $   822     $   822     $     0
Employee costs associated with
  Consumer Credit Card
  Transaction/Tender Offer        62,257      58,966      3,291          0        283       3,008       3,008           0
Expenses associated with
  exited businesses/products      54,115      39,349     14,766     13,363      7,481      20,648       7,601      13,047
Asset impairments                  8,700       8,133        567          0        567           0           0           0
--------------------------------------------------------------------------------------------------------------------------
         Total                  $125,072    $106,448    $18,624    $16,713    $10,859     $24,478     $11,431     $13,047
--------------------------------------------------------------------------------------------------------------------------

EMPLOYEE COSTS ASSOCIATED WITH STAFF REDUCTIONS

In the first quarter of 1999, in connection with cost reduction initiatives and the consolidation of support functions, we recorded a $3.3 million charge for costs associated with staff reductions. These expenses included severance and outplacement costs. There were 121 employees severed who were entitled to benefits. This staff reduction was substantially complete by June 30, 1999. The final payment outstanding related to these employee costs was paid in the three months ended March 31, 2000.

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

     In connection with these organizational changes, 255 employees who ceased to be employed by us were entitled to benefits, of which 190 employees were directly associated with the business contributed to Fleet LLC and 65 employees were associated with the workforce reduction.

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

EXPENSES ASSOCIATED WITH EXITED BUSINESSES/PRODUCTS

In the first quarter of 1999, we implemented a plan to cease the origination of auto loans and recorded a $3.4 million charge for costs associated with exited businesses/products. The charges included severance and outplacement costs for 22 employees in the auto origination group, and professional fees associated with exited businesses/products not directly associated with our mortgage, business credit card and leasing units. We completed the closing of the auto loan origination center and termination of related employees during the second quarter of 1999. We expect to complete the payment of the remaining professional fees during the first half of 2001.

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

     We also have contractual commitments to certain customers, and non-related financial institutions that are providing benefits to those customers, under a product that is no longer offered and for which no future revenues or benefits will be received. In 1998, we recorded a charge of $22.8 million associated with these commitments, and an $8.3 million charge associated with the write-off of assets associated with this program that became unrealizable when the product was exited. In 1999, an additional charge of $10.0 million was recorded based on a change in the estimate of total expected costs for the contractual commitments related to the exited product. Updated information regarding future benefits to be provided in connection with these contractual commitments indicated a higher level of benefits than originally estimated. The actions required to complete this plan include the settlement of contractual commitments and the payment of customer benefits. The liabilities associated with these commitments were assumed by a third party in the first quarter of 2001.

     In connection with the Consumer Credit Card Transaction/Tender Offer and the other exited business and product offerings, we also incurred $11.5 million of related professional fees and $1.5 million of other expenses related to these plans.

ASSET IMPAIRMENTS

In connection with Advanta's plans to reduce corporate expenses and exit certain business and product offerings, certain assets previously deployed in connection with these exited business or product offerings were identified and the carrying costs thereof were written off or written down to estimated realizable value in 1998 resulting in a charge of $8.7 million. This charge included $6.0 million from the write-off of certain leasehold improvements and furniture and fixtures due to the refit of corporate headquarters. In addition, this charge included a $2.7 million write-down to estimated fair value of capitalized software costs. The write-down to fair value of software was determined based on an estimate of costs associated with the additional functionality of the software, which would not be of use subsequent to the exit of certain business and product offerings.

NOTE 23.  CALCULATION OF EARNINGS PER SHARE

The following table shows the calculation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

                                                               2000        1999        1998
---------------------------------------------------------------------------------------------
Income from continuing operations                            $  11,192    $41,334    $408,604
  Less: Preferred A dividends                                     (141)      (141)       (141)
  Less: Preferred B dividends                                        0     (2,661)     (3,549)
---------------------------------------------------------------------------------------------
Income from continuing operations available to common
  shareholders                                                  11,051     38,532     404,914
Income (loss) from discontinued operations, net of tax        (163,578)     8,484      39,276
Loss on discontinuance of leasing business, net of tax          (4,298)         0           0
---------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders            (156,825)    47,016     444,190
  Less: Class A dividends declared                              (2,236)    (2,471)     (2,615)
  Less: Class B dividends declared                              (5,118)    (4,896)     (4,589)
---------------------------------------------------------------------------------------------
Undistributed net income (loss)                              $(164,179)   $39,649    $436,986
---------------------------------------------------------------------------------------------
Basic income from continuing operations per common share
  Class A                                                    $    0.39    $  1.59    $  15.14
  Class B                                                         0.47       1.66       15.21
  Combined(1)                                                     0.44       1.63       15.18
Diluted income from continuing operations per common share
  Class A                                                    $    0.39    $  1.58    $  14.32
  Class B                                                         0.46       1.65       14.35
  Combined(1)                                                     0.44       1.62       14.33
Basic net income (loss) per common share
  Class A                                                    $   (6.28)   $  1.95    $  16.62
  Class B                                                        (6.21)      2.02       16.68
  Combined(1)                                                    (6.24)      1.99       16.65
Diluted net income (loss) per common share
  Class A                                                    $   (6.23)   $  1.94    $  15.69
  Class B                                                        (6.16)      2.00       15.73
  Combined(1)                                                    (6.19)      1.98       15.71
---------------------------------------------------------------------------------------------
Basic shares
  Class A                                                        9,110      9,057      11,174
  Class B                                                       16,033     14,515      15,500
  Combined                                                      25,143     23,572      26,674
Options A                                                            0          1           8
Options B                                                           95        107         103
Restricted shares Class A                                           39         20           0
Restricted shares Class B                                           74         58         138
Preferred B(2)                                                       0          0       1,572
Diluted shares
  Class A                                                        9,149      9,078      11,182
  Class B                                                       16,202     14,680      17,313
  Combined                                                      25,351     23,758      28,495
Antidilutive shares
  Preferred Class B(2)                                               0         14           0
  Options Class A                                                    0          0           0
  Options Class B                                                2,097      1,550       2,700
  Restricted shares Class A                                         46         47           0
  Restricted shares Class B                                      1,059      1,222       1,130
---------------------------------------------------------------------------------------------

(1) Combined represents a weighted average of Class A and Class B earnings per common share.

(2) Each share of Class B convertible preferred stock was mandatorily converted into one share of Class B Common Stock effective September 15, 1999.

NOTE 24.  PARENT COMPANY FINANCIAL STATEMENTS

ADVANTA CORP. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

                                                                    DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 2000          1999
--------------------------------------------------------------------------------------
ASSETS
Cash                                                          $  135,374    $    4,292
Commercial paper equivalent(1)                                    24,629       375,000
Investments                                                       19,491         7,820
Investments in and advances to bank subsidiaries                 511,400       543,276
Investments in and advances to non-bank subsidiaries             498,531       479,020
Other assets                                                     141,420       165,019
--------------------------------------------------------------------------------------
          Total assets                                        $1,330,845    $1,574,427
--------------------------------------------------------------------------------------
LIABILITIES
Accrued expenses and other liabilities                        $   35,070    $  100,542
Long-term debt                                                   854,873       884,254
--------------------------------------------------------------------------------------
          Total liabilities                                      889,943       984,796
--------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                    1,010         1,010
Common stock                                                         276           287
Other stockholders' equity                                       439,616       588,334
--------------------------------------------------------------------------------------
          Total stockholders' equity                             440,902       589,631
--------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity          $1,330,845    $1,574,427
--------------------------------------------------------------------------------------

(1) Commercial paper equivalent refers to unsecured loans made to Advanta National Bank and Advanta Bank Corp. for terms less than 35 days in maturity which are not automatically renewable, consistent with commercial paper issuance.

     The parent company guarantees certain warehouse financing facilities and lease agreements of its subsidiaries. At December 31, 2000, there were $21.1 million of lease obligations guaranteed by the parent and $56.4 million of parent guarantees associated with warehouse financing facilities.

ADVANTA CORP. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                             2000         1999        1998
---------------------------------------------------------------------------------------------
INCOME:
  Dividends from bank subsidiaries(1)                      $       0    $      0    $ 553,715
  Dividends from non-bank subsidiaries(1)                        278       2,225        6,300
  Interest                                                    40,481      44,369       78,210
  Gain on transfer of credit card business                         0           0       48,944
  Other, net                                                  37,912      52,510       44,623
---------------------------------------------------------------------------------------------
          Total income                                        78,671      99,104      731,792
---------------------------------------------------------------------------------------------
EXPENSES:
  General and administrative                                  73,099      45,638       44,289
  Interest                                                    69,482      67,102       86,557
  Unusual charges                                                  0       4,561       59,707
---------------------------------------------------------------------------------------------
          Total expenses                                     142,581     117,301      190,553
---------------------------------------------------------------------------------------------
Income (loss) before income taxes and equity in
  undistributed net profit (loss) of subsidiaries            (63,910)    (18,197)     541,239
---------------------------------------------------------------------------------------------
Income tax benefit                                            30,317      22,327        8,566
---------------------------------------------------------------------------------------------
Income (loss) before equity in undistributed net profit
  (loss) in subsidiaries                                     (33,593)      4,130      549,805
---------------------------------------------------------------------------------------------
Equity in undistributed net profit (loss) of subsidiaries   (123,091)     45,688     (101,925)
---------------------------------------------------------------------------------------------
Net income (loss)                                          $(156,684)   $ 49,818    $ 447,880
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

     The Parent Company Only Statements of Changes in Stockholders' Equity is the same as the Consolidated Statements of Changes in Stockholder's Equity.

ADVANTA CORP. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                            2000         1999         1998
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                         $(156,684)   $  49,818    $ 447,880
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
  Equity in net loss (profit) of subsidiaries               122,813      (47,913)    (458,090)
  Dividends received from subsidiaries                          278        2,225      903,831
  Equity securities gains                                         0       (1,709)           0
  Depreciation and amortization                               2,523        2,066        6,880
  Gain on transfer of consumer credit card business               0            0      (48,944)
  Noncash unusual charges                                         0            0       11,974
  Change in other assets, interest-bearing deposits,
     accrued expenses and other liabilities                 (39,225)     (30,987)    (101,208)
---------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities         (70,295)     (26,500)     762,323
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Net change in premises & equipment                         (6,941)      (2,199)       4,793
  Net change in commercial paper equivalents                350,371       65,900     (440,900)
  Investments in subsidiaries                              (119,226)     (23,540)    (124,500)
  Return of investment from subsidiaries                     22,453       39,731      470,000
  Purchase of investments available for sale               (156,661)    (851,132)    (471,582)
  Proceeds from sales of investments available for sale          72        2,702      143,770
  Proceeds from maturing investments available for sale     152,482      850,000      327,200
---------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities         242,550       81,462      (91,219)
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                  256,091      123,529       29,858
  Payments on redemption of long-term debt                 (285,472)    (365,177)    (294,026)
  (Increase) decrease in affiliate borrowings                (4,452)     187,806      339,822
  Issuance of stock                                             155           20        5,249
  Tender Offer                                                    0            0     (801,606)
  Stock buyback                                                   0       (3,955)      (4,549)
  ESOP stock purchase                                             0            0      (12,569)
  Cash dividends paid                                        (7,495)     (10,169)     (10,894)
---------------------------------------------------------------------------------------------
Net cash used in financing activities                       (41,173)     (67,946)    (748,715)
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash                             131,082      (12,984)     (77,611)
Cash at beginning of period                                   4,292       17,276       94,887
---------------------------------------------------------------------------------------------
Cash at end of period                                     $ 135,374    $   4,292    $  17,276
---------------------------------------------------------------------------------------------

     There were no significant noncash transactions of the Parent Company in 2000. In 1999, noncash transactions of the Parent Company included a $4.5 million assumption of liabilities of subsidiaries and a $43.3 million return of investment by subsidiaries through forgiveness of advances. In 1998, the noncash transaction represented capital contributions to subsidiaries through the forgiveness of advances of $143.5 million.

NOTE 25.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments are as follows at December 31:

                                                      2000                        1999
------------------------------------------------------------------------------------------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                              AMOUNT        VALUE         AMOUNT        VALUE
------------------------------------------------------------------------------------------------
Financial assets:
  Cash                                      $    1,716    $    1,716    $    5,784    $    5,784
  Federal funds sold                           107,584       107,584       144,938       144,938
  Restricted interest-bearing deposits          36,254        36,254        49,354        49,354
  Investments available for sale               758,792       758,792       748,881       748,881
  Loans, net                                   340,291       341,264       298,648       328,401
  Retained interests in securitizations         53,052        53,052        24,936        24,936
Financial liabilities:
  Demand and savings deposits               $   68,568    $   68,568    $  248,111    $  248,111
  Time deposits                              1,278,408     1,288,742     1,264,248     1,260,121
  Long-term debt                               755,184       752,112       788,508       771,560
  Other borrowings                               4,289         4,289       333,166       333,166
Off-balance sheet financial instruments:
  Interest rate swaps                       $        0    $      379    $        0    $   (1,345)

     The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for our various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

     We used the following methods and assumptions in estimating fair value disclosures for financial instruments:

CASH, FEDERAL FUNDS SOLD AND RESTRICTED INTEREST-BEARING DEPOSITS

For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

INVESTMENTS

The fair values of investments available for sale are based on quoted market prices, dealer quotes or estimates using quoted market prices for similar securities. For investments that are not publicly traded, management has made estimates of fair value that consider several factors including the investees' financial results, conditions and prospects, and the values of comparable public companies.

LOANS, NET

The fair values of loans are estimated using a discounted cash flow analysis that incorporates estimates of the excess of the weighted average yield over the aggregate cost of funds, servicing costs and an estimate of future credit losses over the life of the receivables.

RETAINED INTERESTS IN SECURITIZATIONS

The fair values of retained interests in securitizations are estimated based on discounted cash flow analyses as described in Note 1. See Note 7 for the assumptions used in the estimation of fair values of the retained interests in securitizations.

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

LONG-TERM DEBT

The fair value of our long-term borrowings is estimated using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

OTHER BORROWINGS

The carrying amounts of borrowings under repurchase agreements and other short-term borrowings maturing within ninety days approximate their fair values. The other borrowings are all at variable interest rates and therefore the carrying value approximates a reasonable estimate of the fair value.

INTEREST RATE SWAPS

The fair value of interest rate swaps is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparty.

COMMITMENTS TO EXTEND CREDIT

There is no market value associated with our unused commitments to extend credit, since any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements. Unused commitments to extend credit were $4.2 billion at December 31, 2000 and $2.5 billion at December 31, 1999.

NOTE 26.  DERIVATIVE FINANCIAL INSTRUMENTS

In managing our interest rate risk, we may use derivative financial instruments. These instruments are used for the express purpose of managing interest rate exposures and are not used for any trading or speculative activities.

     The following table summarizes by notional amounts our derivative instruments used in continuing and discontinued operations at December 31:

                                                                 2000          1999
--------------------------------------------------------------------------------------
Interest rate swaps                                           $1,742,034    $2,975,086
Interest rate caps written                                       300,121       409,278
Interest rate caps purchased                                     300,121       409,278
Put options purchased                                            228,000       156,000
Forward contracts                                                154,000       565,000
--------------------------------------------------------------------------------------
          Total                                               $2,724,276    $4,514,642
--------------------------------------------------------------------------------------

     The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of our exposure through use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives contracts.

     Credit risk associated with derivatives arises from the potential for a counterparty to default on its obligations. We limit credit risk by only transacting with highly creditworthy counterparties, requiring International Swaps and Derivatives Association agreements for all interest rate swap and interest rate option contracts, and maintaining collateral agreements with substantially all counterparties. All derivative counterparties are associated with organizations having securities rated as investment grade by independent rating agencies. The Investment Committee, a management committee, controls the list of eligible counterparties, setting of counterparty limits, and monitoring of credit exposure. Our credit exposure to derivatives, with the exception of caps written, is represented by contracts with a positive fair value without giving consideration to the value of any collateral exchanged. For caps written, credit exposure does not exist since the counterparty has performed its obligation to pay us a premium payment.

INTEREST RATE SWAPS

Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. We use interest rate swaps to more effectively manage the impact of fluctuating interest rates on our noninterest revenues and cost of funds. In 2000, 1999 and 1998, we used interest rate swaps to effectively convert fixed rate debt and deposits to a LIBOR-based variable rate and to effectively convert certain off-balance sheet variable securitizations to a fixed rate.

     The following table summarizes by notional amounts our interest rate swap activity in both continuing and discontinued operations by major category for the periods presented:

                                                          RECEIVE         PAY
                                                         FIXED RATE    FIXED RATE      TOTAL
-----------------------------------------------------------------------------------------------
Balance at 12/31/97                                      $1,045,000    $1,066,711    $2,111,711
  Additions                                                       0     1,948,046     1,948,046
  Net amortization                                           (4,000)     (380,533)     (384,533)
  Maturities                                               (249,000)            0      (249,000)
  Terminations                                              (54,790)     (211,812)     (266,602)
  Contributed to Fleet Credit Card LLC                     (161,710)            0      (161,710)
-----------------------------------------------------------------------------------------------
Balance at 12/31/98                                      $  575,500    $2,422,412    $2,997,912
  Additions                                                 200,000       702,446       902,446
  Net amortization                                                0      (658,666)     (658,666)
  Maturities                                               (141,000)      (66,324)     (207,324)
  Terminations                                              (15,000)      (44,282)      (59,282)
-----------------------------------------------------------------------------------------------
Balance at 12/31/99                                      $  619,500    $2,355,586    $2,975,086
  Additions                                                       0       388,000       388,000
  Net amortization                                                0      (698,316)     (698,316)
  Maturities                                               (425,000)     (497,736)     (922,736)
-----------------------------------------------------------------------------------------------
Balance at 12/31/00                                      $  194,500    $1,547,534    $1,742,034
-----------------------------------------------------------------------------------------------

     The following table discloses our interest rate swaps used in continuing and discontinued operations by major category, notional value, weighted average interest rates, and annual maturities for the periods presented. Variable rates in the table represent the current LIBOR-based rates.

                                                                                       BALANCES MATURING IN:
                                                     BALANCE AT   ---------------------------------------------------------------
                                                      12/31/00      2001       2002       2003       2004       2005       2006
---------------------------------------------------------------------------------------------------------------------------------
Pay Fixed/Receive Variable:
 Notional Value                                      $1,547,534   $  8,931   $ 94,608   $220,731   $358,668   $328,003   $536,593
 Weighted Average Pay Rate                                5.99%       5.99%      5.91%      5.79%      6.37%      5.68%      6.01%
 Weighted Average Receive Rate                            6.62%       6.65%      6.55%      6.64%      6.62%      6.60%      6.65%
Receive Fixed/Pay Variable:
 Notional Value                                      $ 194,500    $154,500   $ 40,000   $      0   $      0   $      0   $      0
 Weighted Average Receive Rate                            6.63%       6.66%      6.51%      0.00%      0.00%      0.00%      0.00%
 Weighted Average Pay Rate                                6.73%       6.72%      6.76%      0.00%      0.00%      0.00%      0.00%
Total Notional Value                                 $1,742,034   $163,431   $134,608   $220,731   $358,668   $328,003   $536,593
Total Weighted Average Rates on Swaps:
 Pay Rate                                                 6.07%       6.68%      6.16%      5.79%      6.37%      5.68%      6.01%
 Receive Rate                                             6.62%       6.66%      6.54%      6.64%      6.62%      6.60%      6.65%
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

     We purchased interest rate caps as part of certain variable rate receivable securitizations for credit enhancement purposes. In order to achieve our desired interest rate sensitivity structure, we have synthetically altered the interest rate structure on certain off-balance sheet receivable securitizations by writing interest rate caps to offset the purchased rate caps attached to them. The premiums received or paid for writing or purchasing the cap contracts with third parties are included in other assets and are amortized to noninterest revenues over the life of the contract. Any obligations, which may arise under these contracts, are recorded in noninterest revenues on an accrual basis.

PUT OPTIONS

Put options provide the holder the right, but not the obligation, to sell the underlying financial instrument at a specified exercise or strike price at a specific point in time. Put options, therefore, protect us from losses in a rising interest rate environment, but allow for the full appreciation of underlying assets should interest rates fall. We regularly securitize and sell receivables. We may choose to hedge the changes in the market value of the index on which the securitization is priced, relating to the warehouse and/or pipeline of receivables anticipated to be securitized, by purchasing put options on the underlying index. The maximum term of hedges of anticipated loan sales is seven months; the average term is four months. Premiums paid and gains and losses on put options are deferred as other liabilities and included in the measurement of the dollar basis of the loans sold. Deferred gains were $23 thousand and deferred premiums were $304 thousand at December 31, 2000. Deferred gains were $849 thousand and deferred premiums were $986 thousand at December 31, 1999.

FORWARD CONTRACTS

Forward contracts are commitments to either purchase or sell a financial instrument at a future date for a specified price and may be settled in cash or through delivery of the underlying financial instrument. We regularly securitize and sell receivables. We may choose to hedge the changes in the market value of our fixed rate loans and commitments designated for anticipated securitizations by selling U.S. Treasury securities for forward settlement. The maximum term of hedges of anticipated loan sales is seven months; the average term is four months. Gains and losses from forward sales are deferred as other liabilities and included in the measurement of the dollar basis of the loans sold. We had deferred losses of $45 thousand at December 31, 2000 and deferred gains of $5.9 million at December 31, 1999.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Advanta Corp.:

     We have audited the accompanying consolidated balance sheets of Advanta Corp. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanta Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                        /s/  ARTHUR ANDERSEN LLP
Philadelphia, PA
March 27, 2001

REPORT OF MANAGEMENT ON RESPONSIBILITY FOR FINANCIAL REPORTING

To the Stockholders of Advanta Corp.:

     The management of Advanta Corp. and its subsidiaries is responsible for the preparation, content, integrity and objectivity of the consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and as such must, by necessity, include amounts based upon estimates and judgments made by management. The other financial information was also prepared by management and is consistent with the financial statements.

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

     The consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants. Their audits were conducted in accordance with auditing standards generally accepted in the United States and considered Advanta's system of internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Their report is printed herewith.

      /s/ Dennis Alter              /s/ Philip M. Browne           /s/ David B. Weinstock
----------------------------    ----------------------------    ----------------------------
 Chairman of the Board and       Senior Vice President and           Vice President and
  Chief Executive Officer         Chief Financial Officer         Chief Accounting Officer

SUPPLEMENTAL SCHEDULES (UNAUDITED)

QUARTERLY DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                              2000
----------------------------------------------------------------------------------------------------
                                             DECEMBER 31,    SEPTEMBER 30,    JUNE 30,     MARCH 31,
----------------------------------------------------------------------------------------------------
Interest income                                $ 32,187         $39,449       $  34,081     $30,383
Securitization income (loss)                     20,364          19,195          17,994      13,244
Other revenues                                   15,752          20,021          22,594      27,917
                                             -------------------------------------------------------
  Total revenues                                 68,303          78,665          74,669      71,544
                                             -------------------------------------------------------
Operating expenses                               51,473          34,493          31,401      32,925
Interest expense                                 20,313          24,457          21,559      20,179
Provision for credit losses                       6,833          16,806           5,050       7,620
Minority interest in income of consolidated
  subsidiary                                      2,220           2,220           2,220       2,220
                                             -------------------------------------------------------
  Total expenses                                 80,839          77,976          60,230      62,944
                                             -------------------------------------------------------
Income (loss) before income taxes               (12,536)            689          14,439       8,600
Income (loss) from continuing operations        (12,536)            689          17,749       5,290
Income (loss) from discontinued operations,
  net of tax                                     20,032          15,055        (210,444)     11,779
Loss on discontinuance of leasing business,
  net of tax                                     (4,298)              0               0           0
                                             -------------------------------------------------------
Net income (loss)                              $  3,198         $15,744       $(192,695)    $17,069
----------------------------------------------------------------------------------------------------
Basic income (loss) from continuing
  operations per common share
  Class A                                      $   (.51)        $   .02       $     .69     $   .19
  Class B                                          (.49)            .03             .71         .22
  Combined(1)                                      (.50)            .03             .70         .21
----------------------------------------------------------------------------------------------------
Diluted income (loss) from continuing
  operations per common share
  Class A                                      $   (.51)        $   .02       $     .69     $   .19
  Class B                                          (.49)            .03             .70         .21
  Combined(1)                                      (.50)            .03             .70         .20
----------------------------------------------------------------------------------------------------
Basic net income (loss) per common share
  Class A                                      $    .12         $   .61       $   (7.65)    $   .67
  Class B                                           .13             .63           (7.63)        .69
  Combined(1)                                       .13             .62           (7.64)        .68
----------------------------------------------------------------------------------------------------
Diluted net income (loss) per common share
  Class A                                      $    .12         $   .61       $   (7.60)    $   .65
  Class B                                           .13             .63           (7.58)        .67
  Combined(1)                                       .13             .62           (7.59)        .67
----------------------------------------------------------------------------------------------------
Basic weighted average common shares
  outstanding
  Class A                                         9,143           9,109           9,097       9,088
  Class B                                        16,150          16,150          16,135      15,697
  Combined(1)                                    25,293          25,259          25,232      24,785
----------------------------------------------------------------------------------------------------
Diluted weighted average common shares
  outstanding
  Class A                                         9,143           9,158           9,151       9,143
  Class B                                        16,150          16,168          16,253      16,241
  Combined(1)                                    25,293          25,326          25,404      25,384
----------------------------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               1999
----------------------------------------------------------------------------------------------------
                                              DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
----------------------------------------------------------------------------------------------------
Interest income                                 $ 25,341         $30,314       $ 26,173     $22,756
Securitization income (loss)                      12,372           7,206          7,758      (6,148)
Other revenues                                    16,218          15,604         23,160      29,200
                                              ------------------------------------------------------
  Total revenues                                  53,931          53,124         57,091      45,808
                                              ------------------------------------------------------
Operating expenses                                26,731          25,034         23,252      20,489
Interest expense                                  18,629          22,003         21,117      19,051
Provision for credit losses                        6,107           5,500          4,135       6,764
Minority interest in income of consolidated
  subsidiary                                       2,220           2,220          2,220       2,220
Unusual charges(2)                                10,000               0              0       6,713
                                              ------------------------------------------------------
  Total expenses                                  63,687          54,757         50,724      55,237
                                              ------------------------------------------------------
Income (loss) before income taxes                 (9,756)         (1,633)         6,367      (9,429)
Income (loss) from continuing operations          44,097            (986)         4,046      (5,823)
Income (loss) from discontinued operations,
  net of tax                                     (27,542)         15,164          8,266      12,596
                                              ------------------------------------------------------
Net income (loss)                               $ 16,555(3)      $14,178       $ 12,312     $ 6,773
----------------------------------------------------------------------------------------------------
Basic income (loss) from continuing
  operations per common share
  Class A                                       $   1.79         $  (.09)      $    .13     $  (.31)
  Class B                                           1.80            (.07)           .14        (.29)
  Combined(1)                                       1.79            (.08)           .14        (.30)
----------------------------------------------------------------------------------------------------
Diluted income (loss) from continuing
  operations per common share
  Class A                                       $   1.75         $  (.09)      $    .13     $  (.31)
  Class B                                           1.76            (.07)           .14        (.29)
  Combined(1)                                       1.75            (.08)           .14        (.30)
----------------------------------------------------------------------------------------------------
Basic net income (loss) per common share
  Class A                                       $    .67         $   .56       $    .48     $   .24
  Class B                                            .68             .57            .50         .26
  Combined(1)                                        .67             .57            .49         .25
----------------------------------------------------------------------------------------------------
Diluted net income (loss) per common share
  Class A                                       $    .65         $   .56       $    .48     $   .24
  Class B                                            .66             .57            .49         .26
  Combined(1)                                        .66             .57            .49         .25
----------------------------------------------------------------------------------------------------
Basic weighted average common shares
  outstanding
  Class A                                          8,992           8,984          8,976       9,280
  Class B                                         15,619          14,429         14,187      13,807
  Combined(1)                                     24,611          23,413         23,163      23,087
----------------------------------------------------------------------------------------------------
Diluted weighted average common shares
  outstanding
  Class A                                          9,042           8,984          9,009       9,280
  Class B                                         16,097          14,429         14,364      13,807
  Combined(1)                                     25,139          23,413         23,373      23,087
----------------------------------------------------------------------------------------------------

(1) Combined represents a weighted average of Class A and Class B (see Note 1 to consolidated financial statements).

(2) Includes charges associated with cost reduction initiatives in the first quarter and additional costs associated with products exited in the first quarter of 1998.

(3) Net income in the fourth quarter of 1999 included a $50 million tax benefit related to the former consumer credit card business.

                   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

($ IN THOUSANDS)                                                           DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------
                                            2000             1999             1998              1997             1996
                                        -------------    -------------    -------------    --------------    -------------
                                        AMOUNT     %     AMOUNT     %     AMOUNT     %      AMOUNT     %     AMOUNT     %
--------------------------------------------------------------------------------------------------------------------------
Business credit cards                   $33,165    99%   $14,663    99%   $ 6,916    65%   $  6,899     5%   $ 2,643     3%
Consumer credit cards                         0     0          0     0          0     0     118,420    92     76,084    97
Other loans                                 202     1        202     1      3,734    35       3,734     3         74     0
--------------------------------------------------------------------------------------------------------------------------
        Total                           $33,367   100%   $14,865   100%   $10,650   100%   $129,053   100%   $78,801   100%
--------------------------------------------------------------------------------------------------------------------------

                        COMPOSITION OF GROSS RECEIVABLES

($ IN THOUSANDS)                                                        DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
                                      2000              1999              1998               1997                1996
                                 --------------    --------------    --------------    ----------------    ----------------
                                  AMOUNT     %      AMOUNT     %      AMOUNT     %       AMOUNT      %       AMOUNT      %
---------------------------------------------------------------------------------------------------------------------------
Business credit cards            $335,087    93%   $275,095    90%   $150,022    89%   $  140,399     5%   $   72,348     3%
Consumer credit cards                   0     0           0     0           0     0     2,579,890    94     2,045,219    96
Other loans                        24,203     7      30,302    10      17,862    11        40,978     1        20,835     1
---------------------------------------------------------------------------------------------------------------------------
        Total                    $359,290   100%   $305,397   100%   $167,884   100%   $2,761,267   100%   $2,138,402   100%
---------------------------------------------------------------------------------------------------------------------------

             YIELD AND MATURITY OF INVESTMENTS AT DECEMBER 31, 2000

($ IN THOUSANDS)                                                       MATURING
------------------------------------------------------------------------------------------------------------------------------
                                                        AFTER ONE BUT            AFTER FIVE BUT
                             WITHIN ONE YEAR          WITHIN FIVE YEARS         WITHIN TEN YEARS           AFTER TEN YEARS
                         -----------------------   -----------------------   -----------------------   -----------------------
                         MARKET VALUE   YIELD(3)   MARKET VALUE   YIELD(3)   MARKET VALUE   YIELD(3)   MARKET VALUE   YIELD(3)
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other
  U.S. Government
  securities               $256,672       6.12%      $144,553       5.71%       $    0        0.00%      $      0       0.00%
State and municipal
  securities(1)                 145       4.97            710       5.13         1,234        6.72          2,347       6.25
Other(2)                     20,745       6.73          4,963       6.58           596        6.50        254,424       6.19
------------------------------------------------------------------------------------------------------------------------------
Total investments
  available for sale       $277,562       6.16%      $150,226       5.74%       $1,830        6.65%      $256,771       6.19%
------------------------------------------------------------------------------------------------------------------------------

(1) Yield computed on a taxable equivalent basis using a statutory rate of 35%.

(2) Equity investments and other securities without a stated maturity are excluded from this table.

(3) Yields are computed by dividing annualized interest by the amortized cost of the respective investment securities.

                 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                              DECEMBER 31,
($ IN THOUSANDS)                                                  2000
--------------------------------------------------------------------------
Maturity:

  3 months or less                                              $247,436
  Over 3 months through 6 months                                  54,573
  Over 6 months through 12 months                                139,653
  Over 12 months                                                  46,624
--------------------------------------------------------------------------
          Total                                                 $488,286
--------------------------------------------------------------------------

                    COMMON STOCK PRICE RANGES AND DIVIDENDS

Advanta's common stock is traded on the National Market tier of The Nasdaq Stock Market under the symbols ADVNA (Class A voting common stock) and ADVNB (Class B non-voting common stock). Following are the high, low and closing sale prices and cash dividends declared for the last two years as they apply to each class of stock:

                                                                                         CASH
                                                                                       DIVIDENDS
QUARTER ENDED:                                            HIGH      LOW      CLOSE     DECLARED
------------------------------------------------------------------------------------------------
Class A:
------------------------------------------------------------------------------------------------
  March 1999                                             $15.19    $10.31    $11.06      $.063
  June 1999                                               18.25      9.63     18.06       .063
  September 1999                                          23.94     14.63     14.63       .063
  December 1999                                           20.38     14.63     18.25       .063

  March 2000                                             $21.88    $16.88    $20.31      $.063
  June 2000                                               21.00     10.88     12.19       .063
  September 2000                                          13.56     10.69     11.25       .063
  December 2000                                           11.88      5.75      8.81       .063
------------------------------------------------------------------------------------------------
Class B:
------------------------------------------------------------------------------------------------
  March 1999                                             $12.31    $ 7.75    $ 8.94      $.076
  June 1999                                               14.75      7.59     13.56       .076
  September 1999                                          19.13     11.38     11.75       .076
  December 1999                                           15.88     10.44     14.06       .076

  March 2000                                             $15.50    $11.50    $14.48      $.076
  June 2000                                               15.13      7.75      8.50       .076
  September 2000                                          10.19      7.50      8.14       .076
  December 2000                                            8.38      4.13      7.19       .076
------------------------------------------------------------------------------------------------

     At December 31, 2000, Advanta had approximately 295 holders of record of Class A stock and 819 holders of record of Class B stock.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 11.  EXECUTIVE COMPENSATION.

     The text of the Proxy Statement under the captions "Executive Compensation," "Report on Executive Compensation" and "Election of Directors "-- Committees, Meetings and Compensation of the Board of Directors,
-- Compensation Committee Interlocks and Insider Participation and -- Other Matters" are hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The text of the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" are hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The text of the Proxy Statement under the captions "Election of Directors -- Compensation Committee Interlocks and Insider Participation in and -- Other Matters" are hereby incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

    (a)(1)       Financial Statements.
    1.           Consolidated Balance Sheets at December 31, 2000 and 1999.
    2.           Consolidated Income Statements for each of the three years in the period ended December 31, 2000.
    3.           Consolidated Statements of Changes in Stockholders' Equity
                 for each of the three years in the period ended December 31,
                 2000
    4.           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000.
    5.           Notes to Consolidated Financial Statements.
    (a)(2)       Schedules.
                 Other statements and schedules are not being presented
                 either because they are not required or the information
                 required by such statements and schedules is presented
                 elsewhere in the financial statements.

    (a)(3)       Exhibits
    2 Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage
                 Corporation (incorporated by reference to Annex I to Advanta
                 Corp.'s Definitive Proxy Statement filed January 25, 2001).
    3-a          Restated Certificate of Incorporation of Registrant
                 (incorporated by reference to Exhibit 4.1 to Pre-Effective
                 Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994), as amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant's 6 3/4%
                 Convertible Class B Preferred Stock, Series 1995 (Stock
                 Appreciation Income Linked Securities (SAILS))(incorporated by reference to Exhibit 4.3 to the Registrant's Current
                 Report on Form 8-K dated August 15, 1995), as further amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant's Series A Junior
                 Participating Preferred Stock (incorporated by reference to
                 Exhibit 1 to the Registrant's Registration Statement on Form
                 8-A, dated March 17, 1997).
    3-b By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 the Registrant's Current Report on
                 Form 8-K dated March 17, 1997).
    3-c Rights Agreement, dated as of March 14, 1997, by and between the Registrant and the Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate
                 (incorporated by reference to Exhibit 1 to the Registrant's
                 Registration Statement on Form 8-A dated March 17, 1997).
    4-a*         Trust Indenture dated April 22, 1981 between Registrant and
                 Mellon Bank, N.A., (formerly, CoreStates Bank, N.A.), as
                 Trustee, including Form of Debenture.
    4-b          Specimen of Class A Common Stock Certificate and specimen of
                 Class B Common Stock Certificate (incorporated by reference to Exhibit 1 of the Registrant's Amendment No. 1 to Form 8 and Exhibit 1 to Registrant's Form 8-A, respectively, both dated April 22, 1992).
    4-c          Trust Indenture dated as of November 15, 1993 between the
                 Registrant and The Chase Manhattan Bank (National
                 Association), as Trustee (incorporated by reference to
                 Exhibit 4 to the Registrant's Registration Statement on Form
                 S-3 (No. 33-50883), filed November 2, 1993).
    4-d Senior Trust Indenture, dated as of October 23, 1995, between the Registrant and Mellon Bank, N.A., as Trustee
                 (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No.
                 33-62601), filed September 13, 1995).
    4-e          Indenture dated as of December 17, 1996 between Advanta
                 Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4-g to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    4-f          Declaration of Trust dated as of December 5, 1996 of Advanta
                 Capital Trust I (incorporated by reference to Exhibit 4-h to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    4-g Amended and Restated Declaration of Trust dated as of December 17, 1996 for Advanta Capital Trust I (incorporated by reference to Exhibit 4-i to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1996).
    4-h          Series A Capital Securities Guarantee Agreement dated as of
                 December 17, 1996. (incorporated by reference to Exhibit 4-j to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    10-a         Advanta Corp. 2000 Omnibus Stock Incentive Plan
                 (incorporated by reference to 4(f) to Post-Effective
                 Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (File No. 333-04469).+

    10-b*        Application for membership in VISA(R) U.S.A. Inc. and
                 Membership Agreement executed by Colonial National Bank USA on March 25, 1983.
    10-c*        Application for membership in MasterCard(R) International,
                 Inc. and Card Member License Agreement executed by Colonial
                 National Bank USA on March 25, 1983.
    10-d* Indenture of Trust dated May 11, 1984 between Linda Alter, as settlor, and Dennis Alter, as trustee.
    10-d(i)      Agreement dated October 20, 1992 among Dennis Alter, as
                 Trustee of the trust established by the Indenture of Trust filed as Exhibit 10-g (the "Indenture"), Dennis Alter in his individual capacity, Linda Alter, and Michael Stolper, which Agreement modifies the Indenture (incorporated by reference to Exhibit 10-g(i) to the Registrant's Registration
                 Statement on Form S-3 (File No. 33-58660), filed February
                 23, 1993).
    10-e Advanta Corp. Executive Deferral Plan (incorporated by reference to the Exhibit 10-j to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1995).+
    10-f         Advanta Corp. Non-Employee Directors Deferral Plan
                 (incorporated by reference to Exhibit 10-K to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1995).+
    10-g         Life Insurance Benefit for Certain Key Executives and
                 Directors (filed herewith).+
    10-h         Amended and Restated Agreement of Limited Partnership of
                 Advanta Partners LP, dated as of October 1, 1996
                 (incorporated by reference to Exhibit 10-o to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996).
    10-i         Agreement of Limited Partnership of Advanta Growth Capital
                 Fund L.P., dated as of July 28, 2000 (filed herewith).
    10-j Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff (incorporated by reference to Exhibit 10-u to the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1995).+
    10-k         Agreement dated May 11, 1998 between the Registrant and
                 Philip M. Browne (incorporated by reference to Exhibit 10-r to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).+
    10-l Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet Financial Group
                 (incorporated by reference to Exhibit (c)(2) to the Registrant's Schedule 13E-4, dated January 20, 1998), as amended by the First Amendment to the Contribution
                 Agreement, dated as of February 10, 1998, by and among Advanta Corp., Fleet Financial Group and Fleet Credit Card,
                 LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed March 6,
                 1998).
    10-n         Commercial Lease, dated September 28, 1995, by and between
                 Draper Park North, L.C. and Advanta Financial Corp., as amended January 31, 1996 and May 20, 1996 (incorporated by reference to Exhibit 10-v to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
    10-o         Master Indenture, dated as of August 1, 2000, between
                 Wilmington Trust Company, as Owner Trustee of the Advanta
                 Business Card Master Trust and Bankers Trust Company, as
                 Indenture Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed August 20, 2000 by
                 Advanta Business Receivables Corp.).
    10-p Series 2000-B Indenture Supplement, dated August 1, 2000, between Advanta Business Card Master Trust and Bankers Trust
                 Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed August 20, 2000 by Advanta
                 Business Receivables Corp.).
    10-q         Transfer and Servicing Agreement, dated as of August 1,
                 2000, among Advanta Business Receivables Corp., Advanta Bank
                 Corp., as Servicer, and Advanta Business Card Master Trust
                 (incorporated by reference to Exhibit 4.3 to the Current
                 Report on Form 8-K, filed August 20, 2000 by Advanta
                 Business Receivables Corp.).

    10-r         Series 2000-C Indenture Supplement, dated as of November 1,
                 2000, between Advanta Business Card Master Trust and Bankers
                 Trust Company, as indenture trustee (incorporated by
                 reference to Exhibit 4.1 to the Current Report on Form 8-K, filed November 21, 2000 by Advanta Business Receivables
                 Corp.).
    12           Computation of Ratio Earnings to Fixed Charges (filed
                 herewith).
    21           Subsidiaries of the Registrant (filed herewith).
    23           Consent of Independent Public Accountants (filed herewith).
    24           Powers of Attorney (included on the signature page hereof).

---------------
* Incorporated by reference to the Exhibit with corresponding number constituting part of the Registrant's Registration Statement on Form S-2 (No. 33-00071), filed on September 4, 1985.

+ Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     1. A Report on Form 8-K was filed by the Company on October 10, 2000 announcing preliminary results for the third quarter and revising the Company's outlook for the remainder of 2000. This Report on Form 8-K was amended by a Report on Form 8-K/A filed by the Company on October11, 2000 to correct a technical error in the original Report on Form 8-K.

     2. A Report on Form 8-K was filed by the Company on October 24, 2000, announcing that the Company had accepted a proposal to sell it mortgage business to a major financial institution in a cash transaction for a price in excess of book value and announcing final results for the third quarter.

     3. A Report on Form 8-K was filed by the Company on November 27, 2000 announcing that the sale of the Company's mortgage business was proceeding on track but that it would take longer than anticipated to execute a definitive agreement.

     4. A Report on Form 8-K was filed by the Company on December 29, 2000 announcing that Banc One Financial Services, Inc. and Bank One, N.A. had filed suit against the Company and certain of its subsidiaries alleging, among other things, that Advanta Mortgage Corp. USA had breached the terms of certain loan servicing agreements.

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

                                          Advanta Corp.

                                          By:   /s/ WILLIAM A. ROSOFF
                                             -----------------------------------
                                             William A. Rosoff, President and
                                             Vice Chairman of the Board

Dated: March 30, 2001

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, William A. Rosoff, Philip M. Browne, David Weinstock and Elizabeth H. Mai, or any of them (with full power to each of them to act alone), his or her true and lawful attorney in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2000 relating to Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30(th) day of March, 2001.

                   NAME                                TITLE
                   ----                                -----
             /s/ DENNIS ALTER               Chairman of the Board and
------------------------------------------  Chief Executive Officer
               Dennis Alter

          /s/ WILLIAM A. ROSOFF             President and Vice Chairman
------------------------------------------  of the Board
            William A. Rosoff

           /s/ PHILIP M. BROWNE             Senior Vice President and
------------------------------------------  Chief Financial Officer
             Philip M. Browne

           /s/ DAVID WEINSTOCK              Vice President and Chief
------------------------------------------  Accounting Officer
             David Weinstock

           /s/ ARTHUR P. BELLIS                      Director
------------------------------------------
             Arthur P. Bellis

                                                     Director
------------------------------------------
                Max Botel

           /s/ DANA BECKER DUNN                      Director
------------------------------------------
             Dana Becker Dunn

                   NAME                                TITLE
                   ----                                -----

          /s/ JAMES E. KSANSNAK                      Director
------------------------------------------
            James E. Ksansnak

                                                     Director
------------------------------------------
              Ronald Lubner

            /s/ OLAF OLAFSSON                        Director
------------------------------------------
              Olaf Olafsson

                                                     Director
------------------------------------------
             Michael Stolper

                                 EXHIBIT INDEX

Exhibit
Number           Exhibit and Manner of Filing
-------          ----------------------------
    2            Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage
                 Corporation (incorporated by reference to Annex I to Advanta
                 Corp.'s Definitive Proxy Statement filed January 25, 2001).
    3-a          Restated Certificate of Incorporation of Registrant
                 (incorporated by reference to Exhibit 4.1 to Pre-Effective
                 Amendment No. 1 to the Registrant's Registration Statement
                 on Form S-3 (File No. 33-53475), filed June 10, 1994), as
                 amended by the Certificate of Designations, Preferences,
                 Rights and Limitations of the Registrant's 6 3/4%
                 Convertible Class B Preferred Stock, Series 1995 (Stock
                 Appreciation Income Linked Securities (SAILS))(incorporated by reference to Exhibit 4.3 to the Registrant's Current
                 Report on Form 8-K dated August 15, 1995), as further
                 amended by the Certificate of Designations, Preferences,
                 Rights and Limitations of the Registrant's Series A Junior
                 Participating Preferred Stock (incorporated by reference to
                 Exhibit 1 to the Registrant's Registration Statement on Form
                 8-A, dated March 17, 1997).
    3-b          By-laws of the Registrant, as amended (incorporated by
                 reference to Exhibit 3.1 the Registrant's Current Report on
                 Form 8-K dated March 17, 1997).
    3-c          Rights Agreement, dated as of March 14, 1997, by and between the Registrant and the Rights Agent, which includes as
                 Exhibit B thereto the Form of Rights Certificate
                 (incorporated by reference to Exhibit 1 to the Registrant's
                 Registration Statement on Form 8-A dated March 17, 1997).
    4-a*         Trust Indenture dated April 22, 1981 between Registrant and
                 Mellon Bank, N.A., (formerly, CoreStates Bank, N.A.), as
                 Trustee, including Form of Debenture.
    4-b          Specimen of Class A Common Stock Certificate and specimen of
                 Class B Common Stock Certificate (incorporated by reference to Exhibit 1 of the Registrant's Amendment No. 1 to Form 8
                 and Exhibit 1 to Registrant's Form 8-A, respectively, both dated April 22, 1992).
    4-c          Trust Indenture dated as of November 15, 1993 between the
                 Registrant and The Chase Manhattan Bank (National
                 Association), as Trustee (incorporated by reference to
                 Exhibit 4 to the Registrant's Registration Statement on Form
                 S-3 (No. 33-50883), filed November 2, 1993).
    4-d          Senior Trust Indenture, dated as of October 23, 1995,
                 between the Registrant and Mellon Bank, N.A., as Trustee
                 (incorporated by reference to Exhibit 4.1 to the
                 Registrant's Registration Statement on Form S-3 (File No.
                 33-62601), filed September 13, 1995).
    4-e          Indenture dated as of December 17, 1996 between Advanta
                 Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures (incorporated by
                 reference to Exhibit 4-g to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    4-f          Declaration of Trust dated as of December 5, 1996 of Advanta
                 Capital Trust I (incorporated by reference to Exhibit 4-h to the Registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1996).
    4-g          Amended and Restated Declaration of Trust dated as of
                 December 17, 1996 for Advanta Capital Trust I (incorporated by reference to Exhibit 4-i to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1996).
    4-h          Series A Capital Securities Guarantee Agreement dated as of
                 December 17, 1996. (incorporated by reference to Exhibit 4-j to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    10-a         Advanta Corp. 2000 Omnibus Stock Incentive Plan
                 (incorporated by reference to 4(f) to Post-Effective
                 Amendment No. 1 to the Registrant's Registration Statement
                 on Form S-8 (File No. 333-04469).+

    10-b*        Application for membership in VISA(R) U.S.A. Inc. and
                 Membership Agreement executed by Colonial National Bank USA on March 25, 1983.
    10-c*        Application for membership in MasterCard(R) International,
                 Inc. and Card Member License Agreement executed by Colonial
                 National Bank USA on March 25, 1983.
    10-d* Indenture of Trust dated May 11, 1984 between Linda Alter, as settlor, and Dennis Alter, as trustee.
    10-d(i)      Agreement dated October 20, 1992 among Dennis Alter, as
                 Trustee of the trust established by the Indenture of Trust filed as Exhibit 10-g (the "Indenture"), Dennis Alter in his individual capacity, Linda Alter, and Michael Stolper, which Agreement modifies the Indenture (incorporated by reference to Exhibit 10-g(i) to the Registrant's Registration
                 Statement on Form S-3 (File No. 33-58660), filed February
                 23, 1993).
    10-e Advanta Corp. Executive Deferral Plan (incorporated by reference to the Exhibit 10-j to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1995).+
    10-f         Advanta Corp. Non-Employee Directors Deferral Plan
                 (incorporated by reference to Exhibit 10-K to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1995).+
    10-g         Life Insurance Benefit for Certain Key Executives and
                 Directors (filed herewith).+
    10-h         Amended and Restated Agreement of Limited Partnership of
                 Advanta Partners LP, dated as of October 1, 1996
                 (incorporated by reference to Exhibit 10-o to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996).
    10-i         Agreement of Limited Partnership of Advanta Growth Capital
                 Fund L.P., dated as of July 28, 2000 (filed herewith).
    10-j Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff (incorporated by reference to Exhibit 10-u to the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1995).+
    10-k         Agreement dated May 11, 1998 between the Registrant and
                 Philip M. Browne (incorporated by reference to Exhibit 10-r to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).+
    10-l Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet Financial Group
                 (incorporated by reference to Exhibit (c)(2) to the Registrant's Schedule 13E-4, dated January 20, 1998), as amended by the First Amendment to the Contribution
                 Agreement, dated as of February 10, 1998, by and among Advanta Corp., Fleet Financial Group and Fleet Credit Card,
                 LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed March 6,
                 1998).
    10-n         Commercial Lease, dated September 28, 1995, by and between
                 Draper Park North, L.C. and Advanta Financial Corp., as amended January 31, 1996 and May 20, 1996 (incorporated by reference to Exhibit 10-v to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
    10-o         Master Indenture, dated as of August 1, 2000, between
                 Wilmington Trust Company, as Owner Trustee of the Advanta
                 Business Card Master Trust and Bankers Trust Company, as
                 Indenture Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed August 20, 2000 by
                 Advanta Business Receivables Corp.).
    10-p Series 2000-B Indenture Supplement, dated August 1, 2000, between Advanta Business Card Master Trust and Bankers Trust
                 Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed August 20, 2000 by Advanta
                 Business Receivables Corp.).
    10-q         Transfer and Servicing Agreement, dated as of August 1,
                 2000, among Advanta Business Receivables Corp., Advanta Bank
                 Corp., as Servicer, and Advanta Business Card Master Trust
                 (incorporated by reference to Exhibit 4.3 to the Current
                 Report on Form 8-K, filed August 20, 2000 by Advanta
                 Business Receivables Corp.).

    10-r         Series 2000-C Indenture Supplement, dated as of November 1,
                 2000, between Advanta Business Card Master Trust and Bankers
                 Trust Company, as indenture trustee (incorporated by
                 reference to Exhibit 4.1 to the Current Report on Form 8-K, filed November 21, 2000 by Advanta Business Receivables
                 Corp.).
    12           Computation of Ratio Earnings to Fixed Charges (filed
                 herewith).
    21           Subsidiaries of the Registrant (filed herewith).
    23           Consent of Independent Public Accountants (filed herewith).
    24           Powers of Attorney (included on the signature page hereof).

---------------
* Incorporated by reference to the Exhibit with corresponding number constituting part of the Registrant's Registration Statement on Form S-2 (No. 33-00071), filed on September 4, 1985.

+ Management contract or compensatory plan or arrangement.