Form 10-Q
period 2001-03-31
ADVANTA CORP
filed 2001-05-15
CIK 96638

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or

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

           Class A                               Outstanding at May 4, 2001
Common Stock, $.01 par value                          10,041,764 shares

           Class B                               Outstanding at May 4, 2001
Common Stock, $.01 par value                          17,259,839 shares

                                TABLE OF CONTENTS

                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                              3
          Consolidated Income Statements                           4
          Consolidated Statements of Changes in
            Stockholders' Equity                                 5-6
          Consolidated Statements of Cash Flows                    7
          Notes to Consolidated Financial Statements               8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   21

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                     32

PART II - OTHER INFORMATION                                       33

Item 1.   Legal Proceedings                                       33

Item 4.   Submission of Matters to a Vote of Security Holders     34

Item 6.   Exhibits and Reports on Form 8-K                        34

ITEM 1.   FINANCIAL STATEMENTS

                         ADVANTA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


($ IN THOUSANDS)                                            MARCH 31,        DECEMBER 31,
                                                              2001              2000
                                                           (UNAUDITED)
ASSETS
Cash                                                       $    20,800       $     1,716
Federal funds sold                                             416,337           107,584
Restricted interest-bearing deposits                           124,753            16,398
Investments available for sale                               1,133,856           758,792
Receivables, net:
  Held for sale                                                168,017           154,265
  Other                                                        196,355           186,026
                                                           -----------       -----------
Receivables, net                                               364,372           340,291
Retained interests in securitizations                           72,908            72,908
Amounts due from securitizations                                61,751            61,610
Premises and equipment, net                                     25,410            26,185
Other assets                                                   264,613           256,658
Net assets of discontinued operations                          216,114         1,201,330
                                                           -----------       -----------
TOTAL ASSETS                                               $ 2,700,914       $ 2,843,472
                                                           -----------       -----------
LIABILITIES
Deposits:
  Noninterest-bearing                                      $    20,344       $     4,546
  Interest-bearing                                           1,118,372         1,342,430
                                                           -----------       -----------
Total deposits                                               1,138,716         1,346,976
Long-term debt                                                 815,138           755,184
Other borrowings                                                 4,158             4,289
Other liabilities                                              224,020           196,121
                                                           -----------       -----------
TOTAL LIABILITIES                                            2,182,032         2,302,570
                                                           -----------       -----------
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of Advanta Corp.                      100,000           100,000

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par value:
 authorized, issued and outstanding - 1,010
 shares in 2001 and 2000                                         1,010             1,010
Class A voting common stock, $.01 par value:
 authorized - 214,500,000 shares; Issued - 10,041,764
 shares in 2001 and 10,040,230 shares in 2000                      100               100
Class B non-voting common stock, $.01 par value:
 authorized - 230,000,000 shares; Issued - 17,759,166
 shares in 2001 and 17,613,166 shares in 2000                      177               176
Additional paid-in capital                                     225,418           220,371
Deferred compensation                                           (5,429)           (7,336)
Unearned ESOP shares                                           (11,609)          (11,714)
Accumulated other comprehensive income (loss)                    1,057            (1,302)
Retained earnings                                              226,123           257,562
Less: Treasury stock at cost, 527,168 Class B
  common shares in 2001 and 2000                               (17,965)          (17,965)
                                                           -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                     418,882           440,902
                                                           -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 2,700,914       $ 2,843,472
                                                           -----------       -----------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               2001            2000
                                                                    (UNAUDITED)
Interest income                                              $ 34,004       $ 30,383
Interest expense                                               24,276         20,179
                                                             --------       --------
Net interest income                                             9,728         10,204
Provision for credit losses                                     7,940          7,620
                                                             --------       --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES           1,788          2,584
NONINTEREST REVENUES:
 Securitization income                                         22,173         13,244
 Servicing revenues                                             6,652          3,840
 Interchange income                                            17,622         12,602
 Other revenues, net                                          (16,448)        11,475
                                                             --------       --------
TOTAL NONINTEREST REVENUES                                     29,999         41,161
                                                             --------       --------
EXPENSES:
 Operating expenses                                            43,053         32,925
 Minority interest in income of consolidated subsidiary         2,220          2,220
 Unusual charges                                               40,750              0
                                                             --------       --------
TOTAL EXPENSES                                                 86,023         35,145
                                                             --------       --------
Income (loss) before income taxes                             (54,236)         8,600
Income tax expense (benefit)                                  (16,880)         3,310
                                                             --------       --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                      (37,356)         5,290
Income (loss) from discontinued operations, net of tax         (8,438)        11,779
Gain, net, on discontinuance of mortgage and leasing
 businesses, net of tax                                        16,361              0
                                                             --------       --------
NET INCOME (LOSS)                                            $(29,433)      $ 17,069
                                                             --------       --------
Basic income (loss) from continuing
 operations per common share
  Class A                                                    $  (1.49)      $   0.19
  Class B                                                       (1.48)          0.22
  Combined                                                      (1.48)          0.21
                                                             --------       --------
Diluted income (loss) from continuing
 operations per common share
  Class A                                                    $  (1.49)      $   0.19
  Class B                                                       (1.48)          0.21
  Combined                                                      (1.48)          0.20
                                                             --------       --------
Basic net income (loss) per common share
  Class A                                                    $  (1.18)      $   0.67
  Class B                                                       (1.16)          0.69
  Combined                                                      (1.17)          0.68
                                                             --------       --------
Diluted net income (loss) per common share
  Class A                                                    $  (1.18)      $   0.65
  Class B                                                       (1.16)          0.67
  Combined                                                      (1.17)          0.67
                                                             --------       --------
Basic weighted average common shares outstanding
  Class A                                                       9,103          9,088
  Class B                                                      16,200         15,697
  Combined                                                     25,303         24,785
                                                             --------       --------
Diluted weighted average common shares outstanding
  Class A                                                       9,103          9,143
  Class B                                                      16,200         16,241
  Combined                                                     25,303         25,384
                                                             --------       --------

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) ($ IN THOUSANDS)

                                                                        CLASS A       CLASS A       CLASS B       ADDITIONAL
                                                    COMPREHENSIVE      PREFERRED       COMMON        COMMON         PAID-IN
                                                    INCOME (LOSS)        STOCK          STOCK         STOCK         CAPITAL
                                                    -------------        -----          -----         -----         -------
BALANCE AT DECEMBER 31, 1999                                             $1,010          $105          $182         $232,585
                                                                         ------          ----          ----         --------
Net loss                                               $(156,684)
Other comprehensive income:
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  expense of $5,111                                        9,492
                                                       ---------
Comprehensive loss                                     $(147,192)
                                                       =========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                                155
Issuance of stock-
 Benefit plans                                                                                            2            2,545
Amortization of deferred
 compensation
Termination benefit-
 Benefit plans                                                                             (1)           (4)          (6,455)
Retirement of treasury stock                                                               (4)           (4)          (8,496)
ESOP shares committed to be  released                                                                                     37
                                                                         ------          ----          ----         --------
BALANCE AT DECEMBER 31, 2000                                             $1,010          $100          $176         $220,371
                                                                         ------          ----          ----         --------
Net loss                                                $(29,433)
Other comprehensive income:
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  expense of $1,270                                        2,359
                                                        --------
Comprehensive loss                                      $(27,074)
                                                        ========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                 2            1,228
Modifications of stock options and issuance of
  restricted stock                                                                                                     4,118
Issuance of stock-
 Benefit plans                                                                                                           220
Amortization of deferred
 compensation
Termination benefit-
 Benefit plans                                                                                           (1)            (529)
ESOP shares committed to be released                                                                                      10
                                                                         ------          ----          ----         --------
BALANCE AT MARCH 31, 2001                                                $1,010          $100          $177         $225,418
                                                                         ------          ----          ----         --------

See Notes to Consolidated Financial Statements

($ IN THOUSANDS)

                                                DEFERRED          ACCUMULATED
                                              COMPENSATION           OTHER                                               TOTAL
                                               & UNEARNED        COMPREHENSIVE      RETAINED         TREASURY         STOCKHOLDERS'
                                               ESOP SHARES       INCOME (LOSS)      EARNINGS          STOCK              EQUITY
                                               -----------       -------------      --------          -----              ------
BALANCE AT DECEMBER 31, 1999                     $(28,729)          $(10,794)       $421,741         $(26,469)          $589,631
Net loss                                                                            (156,684)                           (156,684)
Other comprehensive income:
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  expense of $5,111                                                    9,492                                               9,492
Comprehensive loss
Preferred and common cash
 dividends declared                                                                   (7,495)                             (7,495)
Exercise of stock options                                                                                                    155
Issuance of stock-
 Benefit plans                                     (2,547)                                                                     0
Amortization of deferred
 compensation                                       5,348                                                                  5,348
Termination benefit-
 Benefit plans                                      6,460                                                                      0
Retirement of treasury stock                                                                            8,504                  0
ESOP shares committed to be released                  418                                                                    455
                                                 --------           --------        --------         --------           --------
BALANCE AT DECEMBER 31, 2000                     $(19,050)           $(1,302)       $257,562         $(17,965)          $440,902
                                                 --------           --------        --------         --------           --------
Net loss                                                                             (29,433)                            (29,433)
Other comprehensive income:
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  expense of $1,270                                                    2,359                                               2,359
Comprehensive loss
Preferred and common cash
 dividends declared                                                                   (2,006)                             (2,006)
Exercise of stock options                                                                                                  1,230
Modifications of stock options
 and issuance of restricted stock                                                                                          4,118
Issuance of stock-
 Benefit plans                                       (220)                                                                     0
Amortization of deferred
 compensation                                       1,597                                                                  1,597
Termination benefit-
 Benefit plans                                        530                                                                      0
ESOP shares committed to be  released                 105                                                                    115
                                                 --------           --------        --------         --------           --------
BALANCE AT MARCH 31, 2001                        $(17,038)            $1,057        $226,123         $(17,965)          $418,882
                                                 --------           --------        --------         --------           --------

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    THREE MONTHS ENDED
($ IN THOUSANDS)                                                         MARCH 31,
                                                                   2001             2000
                                                                         (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)                                              $   (29,433)      $    17,069
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   (Income) loss from discontinued operations, net of tax            8,438           (11,779)
   Gain, net, on discontinuance of mortgage and leasing
     businesses, net of tax                                        (16,361)                0
   Investment securities (gains) losses                              8,197           (10,914)
   Depreciation and amortization                                     3,103             2,666
   Provision for credit losses                                       7,940             7,620
   Change in receivables held for sale                            (113,752)         (149,043)
   Proceeds from sale of receivables held for sale                 100,000           146,713
   Change in other assets and other liabilities                     24,762           (10,673)
   Change in retained interests in securitizations                       0            (7,893)
                                                               -----------       -----------
Net cash used in operating activities                               (7,106)          (16,234)
                                                               -----------       -----------
INVESTING ACTIVITIES - CONTINUING OPERATIONS
   Change in federal funds sold and interest-
     bearing deposits                                             (417,108)          (21,911)
   Purchase of investments available for sale                   (1,188,996)         (318,082)
   Proceeds from sales of investments available for sale           584,698           144,957
   Proceeds from maturing investments available for sale           225,166            28,779
   Change in receivables not held for sale                               (18,269)          (31,629)
   Purchases of premises and equipment, net                         (2,325)           (7,280)
                                                               -----------       -----------
Net cash used in investing activities                             (816,834)         (205,166)
                                                               -----------       -----------
FINANCING ACTIVITIES - CONTINUING OPERATIONS
   Change in demand and savings deposits                            13,063            (4,849)
   Proceeds from sales of time deposits                            187,538         1,234,399
   Payments for maturing time deposits                            (408,861)         (608,357)
   Change in repurchase agreements, term fed funds and
     FHLB advances                                                       0          (124,191)
   Proceeds from issuance of long-term debt                        107,860            62,365
   Payments on redemption of long-term debt                        (48,808)         (136,172)
   Change in other borrowings                                         (131)           (1,719)
   Proceeds from issuance of stock                                   1,230                39
   Cash dividends paid                                              (2,006)           (1,891)
                                                               -----------       -----------
Net cash (used in) provided by financing activities               (150,115)          419,624
                                                               -----------       -----------
DISCONTINUED OPERATIONS
   Proceeds from sale of mortgage business                       1,093,975                 0
   Other cash used in operating activities                        (100,836)           (4,306)
                                                               -----------       -----------
   Net cash provided by (used in) operating activities             993,139            (4,306)
   Net cash used in investing activities                                 0          (105,645)
   Net cash used in financing activities                                 0           (75,717)
                                                               -----------       -----------
Net cash provided by (used in) discontinued operations             993,139          (185,668)
                                                               -----------       -----------
Net increase in cash                                                19,084            12,556
Cash at beginning of period                                          1,716             5,784
                                                               -----------       -----------
Cash at end of period                                          $    20,800       $    18,340
                                                               -----------       -----------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

                                 MARCH 31, 2001
                                   (UNAUDITED)

In these notes to consolidated financial statements, "we", "us", and "our" refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

NOTE 1) BASIS OF PRESENTATION

Advanta Corp. (collectively with its subsidiaries, "Advanta") has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our latest annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

NOTE 2) DISCONTINUED OPERATIONS

Effective February 28, 2001, we completed the sale of our mortgage business, Advanta Mortgage, to Chase Manhattan Mortgage Corporation as buyer. Following the transaction, we no longer operate a mortgage business. The purchase and sale agreement provided for the sale, transfer and assignment of substantially all of the assets and operating liabilities associated with our mortgage business, as well as specified contingent liabilities arising from our operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before closing that were not specifically assumed by the buyer. The proceeds from the sale exceeded $1 billion, subject to closing adjustments, resulting in an estimated gain of approximately $60 million before transaction expenses, severance expenses and other costs. We used part of the proceeds from the sale of mortgage assets to pay off a portion of our outstanding medium-term notes via a tender offer to repurchase the outstanding notes at par value plus accrued interest. The tender offer was completed April 6, 2001. Although the sale of our mortgage business resulted in a gain for financial reporting purposes, due to book/tax differences, we will not pay any material federal income tax as a result of the sale.

On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. We will continue to service the existing portfolio rather than sell the business or the portfolio. In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. In the first quarter of 2001, we recorded an additional $4.0 million pretax loss due to a change in estimate of those operating results. This change in estimate was needed due to an increase in estimated credit losses expected throughout the remaining term of the leasing portfolio based on recent credit loss experience in 2001.

The sale of the mortgage business and discontinuance of the leasing business represent the disposal of business segments following Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of these operations are classified as discontinued in all periods presented.

Advanta Leasing Services incurred a net loss of $5.2 million for the three months ended March 31, 2000, including revenues of $3.5 million, interest expense of $3.0 million, other expenses of $9.0 million, and income tax benefit of $3.3 million. Revenues and expenses of Advanta Mortgage were as follows for the period from January 1, 2001 to the disposal date of February 28, 2001 and for the three months ended March 31, 2000:

                                        2001            2000
                                        ----            ----
Revenues                             $  36,631       $ 107,806
Interest expense                       (11,160)        (24,575)
Other expenses                         (37,721)        (55,601)
Income tax (expense) benefit             3,812         (10,638)
Income (loss) from discontinued
 operations                          $  (8,438)      $  16,992
                                     ---------       ---------

We allocated interest expense to the discontinued operations based on the ratio of net assets of discontinued operations to the total net assets of the consolidated company. The loss on discontinuance of the leasing business includes estimated interest expense of $20.2 million for the period from December 31, 2000 through the remaining life of the lease portfolio.

The estimated operating results of Advanta Leasing Services through the remaining term of the lease portfolio were estimated at the measurement date of December 31, 2000 in the determination of the loss on discontinuance. As discussed above, the estimate was revised and an additional loss was recorded in the three months ended March 31, 2001 as a loss on discontinuance.

The components of the gain (loss) on discontinuance of our mortgage and leasing businesses were as follows in the three months ended March 31, 2001:


                                                                                        Advanta         Advanta Leasing
                                                                                        Mortgage            Services
                                                                                        --------            --------
Pretax gain (loss) on discontinuance of mortgage and leasing businesses                  $27,753            $(4,000)
Income tax (expense) benefit                                                               8,637             (1,245)
Gain (loss) on discontinuance of mortgage and leasing businesses, net of tax
                                                                                         $19,116            $(2,755)
                                                                                         -------            -------

Per share data was as follows for the three months ended March 31:

                                                                                                 Advanta Leasing
                                                                    Advanta Mortgage                 Services
                                                                    ----------------                 --------
                                                                   2001           2000          2001           2000
                                                                   ----           ----          ----           ----
Basic income (loss) from discontinued operations per common
   share
   Class A                                                       $  (0.33)      $   0.69      $   0.00       $   0.21
   Class B                                                          (0.33)          0.69          0.00           0.21
   Combined                                                         (0.33)          0.69          0.00           0.21
Diluted income (loss) from discontinued operations per
   common share
   Class A                                                       $  (0.33)      $   0.67      $   0.00       $   0.21
   Class B                                                          (0.33)          0.67          0.00           0.21
   Combined                                                         (0.33)          0.67          0.00           0.21
Basic gain (loss), net, on discontinuance of mortgage and
   leasing businesses, net of tax
   Class A                                                       $   0.76       $   0.00      $  (0.11)      $   0.00
   Class B                                                           0.76           0.00         (0.11)          0.00
   Combined                                                          0.76           0.00         (0.11)          0.00
Diluted gain (loss), net, on discontinuance of mortgage and
   leasing businesses, net of tax
   Class A                                                       $   0.76       $   0.00      $  (0.11)      $   0.00
   Class B                                                           0.76           0.00         (0.11)          0.00
   Combined                                                          0.76           0.00         (0.11)          0.00
                                                                 --------       --------      --------       --------

The components of net assets of discontinued operations were as follows:

                                            March 31,      December 31,
                                               2001            2000
                                               ----            ----
Loans and leases, net                      $   70,026      $  370,682
Other assets                                  167,120         887,168
Liabilities                                    21,032          56,520
                                           ----------      ----------
Net assets of discontinued operations      $  216,114      $1,201,330
                                           ----------      ----------

As discussed above, we will continue to service the existing lease portfolio. At March 31, 2001, there were $606 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $68 million. At December 31, 2000, there were $658 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $78 million. The retained interests in leasing securitizations are included in net assets of discontinued operations in the consolidated balance sheets. At March 31, 2001, the fair value of the retained interests in leasing securitizations was estimated using a 8.5% discount rate on future cash flows excluding credit losses, a 5.0% discount rate on future credit losses, a 5.2% loss rate and a weighted average life of 1.3 years. Actual results may vary from our estimates, and the impact of any differences will be recognized in income when determined.

NOTE 3) RESTRICTED INTEREST-BEARING DEPOSITS AND INVESTMENTS AVAILABLE FOR SALE

Restricted interest-bearing deposits at March 31, 2001 include $70.1 million of amounts held in escrow in connection with our litigation with Fleet Financial Group ("Fleet"), and $44.1 million held in escrow in connection with other litigation related contingencies.

Investments available for sale consisted of the following:

                                                MARCH 31, 2001                DECEMBER 31, 2000
                                           AMORTIZED         MARKET        AMORTIZED        MARKET
                                             COST            VALUE           COST           VALUE
                                             ----            -----           ----           -----
U.S. Treasury & other U.S.
  Government securities                   $  487,662      $  489,021      $  401,168      $  401,225
State and municipal securities                 4,553           4,705           4,280           4,436
Collateralized mortgage obligations           31,706          31,985         165,689         162,897
Mortgage-backed securities                    14,232          14,006          91,520          91,973
Equity securities(1)                          55,798          55,798          72,403          72,403
Other(2)                                     538,279         538,341          25,735          25,858
                                          ----------      ----------      ----------      ----------

Total investments available for sale      $1,132,230      $1,133,856      $  760,795      $  758,792
                                          ==========      ==========      ==========      ==========

(1) Includes venture capital investments of $34.3 million at March 31, 2001 and $45.3 million at December 31, 2000. The amount shown as amortized cost represents fair value for these investments.

(2) Other investments at March 31, 2001 include $524.8 million of short-term investments held in a custodial account in connection with Advanta National Bank's February 2001 agreement with the Office of the Comptroller of the Currency.

NOTE 4) RECEIVABLES

Receivables on the balance sheet, including those held for sale, consisted of the following:

                                                           MARCH 31,      DECEMBER 31,
                                                              2001            2000
                                                           ---------      ----------
Business credit card receivables                           $ 355,927       $ 335,087
Other receivables                                             27,029          24,203
                                                           ---------       ---------
       Gross receivables                                     382,956         359,290
                                                           ---------       ---------
Add: Deferred origination costs, net of deferred fees         16,784          14,368
Less: Allowance for credit losses
  Business credit cards                                      (35,166)        (33,165)
  Other receivables                                             (202)           (202)
                                                           ---------       ---------
       Total allowance                                       (35,368)        (33,367)
                                                           ---------       ---------
Receivables, net                                           $ 364,372       $ 340,291
                                                           ---------       ---------

Gross managed receivables (owned receivables and securitized receivables) and managed credit quality data were as follows:

                                                       MARCH 31,     DECEMBER 31,
                                                         2001            2000
                                                       ---------     ------------
Owned business credit card receivables                $  355,927      $  335,087
Owned other receivables                                   27,029          24,203
Securitized business credit card receivables           1,425,078       1,324,137
Total managed receivables                              1,808,034       1,683,427
Nonperforming assets - managed                            54,016          45,160
Receivables 30 days or more delinquent - managed          93,478          83,798
Net charge-offs year-to-date - managed                    27,489          64,638
                                                      ----------      -----------

NOTE 5) ALLOWANCE FOR CREDIT LOSSES

The following table presents activity in the allowance for credit losses for the periods presented:

                                  THREE MONTHS ENDED        YEAR ENDED
                                    MARCH 31, 2001      DECEMBER 31, 2000
                                    --------------      -----------------
Beginning balance                      $ 33,367             $ 14,865
Provision for credit losses               7,940               36,309
Gross charge-offs                        (6,830)             (20,176)
Recoveries                                  891                2,369
                                       --------             --------
Net charge-offs                          (5,939)             (17,807)
                                       --------             --------
Ending balance                         $ 35,368             $ 33,367
                                       ========             ========

NOTE 6) SECURITIZATION ACTIVITIES

In September 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without amendment. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We adopted the disclosure provisions of SFAS 140 for the year ended December 31, 2000. We anticipate that the adoption of the accounting provisions of SFAS No. 140 will not have a material effect on our financial position or results of operations.

The following represents business credit card securitization data for the three months ended March 31, 2001 and 2000, and the key assumptions used in measuring the fair value of retained interests at the time of each new securitization or replenishment during those periods.

                                                                                Three Months Ended
                                                                              March 31,      March 31,
                                                                                2001           2000
                                                                                ----           ----
Securitization income                                                         $ 22,173       $ 13,244
Servicing revenues                                                               6,652          3,840
Proceeds from new securitizations                                              100,000        146,713
Proceeds from collections reinvested in revolving-period securitizations       717,638        405,346
Cash flows received on retained interests                                       38,750         18,485

KEY ASSUMPTIONS:
Discount rate                                                                     12.0%          12.0%
Monthly payment rate                                                              18.8%          18.8%
Loss rate                                                                          7.8%           7.2%
Net interest margin                                                               12.1%          10.4%
                                                                              --------       --------

There were no purchases of delinquent accounts during the three months ended March 31, 2001 or 2000.

Retained interests in business credit card securitizations serve as credit enhancements for securitization transactions and include restricted cash reserves, the retained interest-only strip and subordinated trust assets. The following assumptions were used in measuring the fair value of retained interests in business credit card securitizations at March 31, 2001 and December 31, 2000. The assumptions listed represent weighted averages of assumptions used for each securitization.

                            March 31,   December 31,
                              2001         2000
                              ----         ----
Discount rate                 12.0%        12.0%
Monthly payment rate          18.8%        19.0
Loss rate                      7.8          7.8
Net interest margin           12.1         10.8
                              ----         ----

We have prepared sensitivity analyses of the valuations of retained interests in securitizations. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. The following are the results of those sensitivity analyses on the valuation at March 31, 2001.

Fair value at March 31, 2001                             $ 72,908
Effect on fair value of the following
 hypothetical changes in key assumptions:
    Discount rate increased by 2%                        $   (713)
    Discount rate increased by 4%                          (1,418)
    Monthly payment rate at 110% of base assumption          (847)
    Monthly payment rate at 120% of base assumption          (847)
    Loss rate at 110% of base assumption                   (3,095)
    Loss rate at 120% of base assumption                   (6,151)
    Net interest margin decreased by 1%                    (3,969)
    Net interest margin decreased by 2%                    (7,937)

The objective of these hypothetical analyses is to measure the sensitivity of the fair value of the retained interests to changes in assumptions. The methodology used to calculate the fair value in the analyses is a discounted cash flow analysis, the same methodology used to value the retained interests at each reporting date. These estimates do not factor in the impact of simultaneous changes in other key assumptions. The above scenarios do not reflect management's expectation regarding the future direction of these rates, and they depict only certain possibilities out of a large set of possible scenarios.

NOTE 7) SELECTED BALANCE SHEET INFORMATION

                                                   MARCH 31,   DECEMBER 31,
OTHER ASSETS                                         2001          2000
------------                                         ----          ----
Current and deferred federal and state income
  taxes, net                                       $100,154      $ 87,794
Cash surrender value of insurance contracts          20,293        20,432
Other                                               144,166       148,432
                                                   --------      --------
Total other assets                                 $264,613      $256,658
                                                   ========      ========

                                                   MARCH 31,   DECEMBER 31,
OTHER LIABILITIES                                    2001          2000
-----------------                                    ----          ----

Accounts payable and accrued expenses              $ 73,390      $ 70,041
Accrued interest payable                             36,405        31,048
Other                                               114,225        95,032
                                                   --------      --------
Total other liabilities                            $224,020      $196,121
                                                   ========      ========

NOTE 8) CAPITAL STOCK

The Board of Directors of Advanta Corp. has authorized management to purchase up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of capital securities, or some combination thereof.

Cash dividends per share applicable to common stock declared during the three months ended March 31, 2001 and 2000 were $0.063 for Class A Common Stock and $0.076 for Class B Common Stock.

NOTE 9) SEGMENT INFORMATION

Our reportable segments as of January 1, 2001 were Advanta Business Cards and our venture capital segment. During the first quarter of 2001, we made changes to the methods used to allocate centrally incurred interest and operating expenses to the reportable segments. These changes were made in order to better reflect the results of the continuing businesses due to the discontinuance of the mortgage and leasing segments and the restructuring of our corporate functions in the first quarter of 2001. Prior period segment results have been restated to reflect the current allocation methods.

Advanta Business Cards offers MasterCard(R) business credit cards to small businesses using targeted direct mail, the Internet and telemarketing solicitation of potential cardholders. This product provides approved customers with access, through merchants, banks, checks and ATMs, to an instant unsecured revolving business credit line. Advanta Business Cards generates interest and other income through finance charges assessed on outstanding balances, interchange income, and cash advance and other credit card fees.

Our venture capital segment makes venture capital investments through our affiliates. The investment objective is to earn attractive returns by building the long-term values of the businesses in which they invest. Our investment affiliates combine transaction expertise, management skills and a broad contact base with strong industry-specific knowledge.

                                                       ADVANTA
                                                       BUSINESS          VENTURE
                                                         CARDS           CAPITAL           OTHER (1)          TOTAL
                                                         -----           -------           ---------          -----
THREE MONTHS ENDED MARCH 31, 2001
Interest income                                      $    18,493       $        31       $    15,480       $    34,004
Interest expense                                           7,220               418            16,638            24,276
Noninterest revenues (losses), net                        47,176           (11,355)           (5,822)           29,999
Unusual charges                                                0                 0            40,750            40,750
Pretax income (loss) from continuing operations           13,448           (12,715)          (54,969)          (54,236)
Average managed receivables                            1,691,479                 0            28,547         1,720,026
Total assets                                             488,934            35,631         2,176,349         2,700,914
                                                     -----------       -----------       -----------       -----------
THREE MONTHS ENDED MARCH 31, 2000
Interest income                                      $    15,884       $        31       $    14,468       $    30,383
Interest expense                                           5,193               317            14,669            20,179
Noninterest revenues (losses), net                        31,122            10,926              (887)           41,161
Pretax income (loss) from continuing operations            9,104            10,029           (10,533)            8,600
Average managed receivables                            1,120,635                 0            20,752         1,141,387
Total assets                                             394,936            46,970         3,527,829         3,969,735
                                                     -----------       -----------       -----------       -----------

(1) Other includes insurance operations and assets, investment and other activities not attributable to reportable segments. It also includes net assets of discontinued operations, and corporate overhead previously allocated to the mortgage and leasing business units while they were operating segments. Corporate overhead allocations were removed from the results of the discontinued segments as a result of the restatement for discontinued operations.

NOTE 10) UNUSUAL CHARGES

In the first quarter of 2001, we implemented a plan to restructure our corporate functions to a size commensurate with our ongoing businesses and incurred certain other unusual charges related to employee costs. Costs associated with these restructuring activities and other employee costs are included in unusual charges in the consolidated income statements. Accruals related to these costs are included in other liabilities in the consolidated balance sheets. The details of these costs are as follows:

                                                                      Charged      3/31/01
                                                         Accrued     to Accrual    Accrual
                                                         in 2001      in 2001      Balance
                                                         -------      -------      -------
Employee costs                                           $25,626      $ 8,857      $16,769
Expenses associated with exited businesses/products       12,565        9,820        2,745
Asset impairments                                          2,559        2,559            0
                                                         -------      -------      -------
Total                                                    $40,750      $21,236      $19,514
                                                         =======      =======      =======

Employee costs

In the first quarter of 2001, we recorded a $4.1 million charge for severance and outplacement costs associated with the restructuring of corporate functions. There were 69 employees severed who were entitled to benefits. These employees worked in corporate support functions including accounting and finance, human resources, information technology, legal and facilities management. Employees were notified in March 2001, and we expect to pay severance amounts over the following twelve-month period.

Additionally, during the first quarter of 2001, we incurred $21.6 million of other employee costs. This amount includes approximately $10 million attributable to bonuses to certain key employees in recognition of their efforts on behalf of Advanta in the strategic alternatives process. It also includes approximately $4.5 million of bonuses in recognition of the restructuring of the company and other significant transitional efforts. These bonuses will be paid over a twelve-month period. In 2001, we accelerated vesting of 32% of outstanding options that were not vested at the date of the closing of the sale of our mortgage business. This acceleration resulted in a non-cash charge of $1.3 million. In connection with reviewing our compensation plans after the sale of the mortgage business and restructuring of corporate functions, management identified certain programs that would not be continued including stock appreciation rights and phantom stock programs. We recorded charges of $3.6 million associated with the settlement of outstanding stock appreciation rights and phantom stock with employees and directors. In addition, due to the restructuring of the company, we implemented a program whereby certain out-of-the money options are exchanged for shares of restricted stock. Non-cash charges associated with the issuance of the restricted stock under this program totaled $2.2 million.

Expenses associated with exited businesses/products

In 1998, in connection with the sale of our consumer credit card business (the "Consumer Credit Card Transaction"), we made major organizational changes to reduce corporate expenses incurred in the past: (a) to support the business contributed to Fleet LLC in the Consumer Credit Card Transaction, and (b) associated with the business and products no longer being offered or not directly associated with our mortgage, business credit card and leasing units. As of December 31, 2000, the remaining accrual related to charges associated with these organizational changes was $13.0 million. This accrual related to contractual commitments to certain customers, and non-related financial institutions that were providing benefits to those customers, under a product that was no longer offered and for which no future revenues or benefits would be received. A third party assumed the liabilities associated with these commitments in the first quarter of 2001, and we recorded an additional charge relating to the settlement of these commitments of $10.3 million.

In addition, in the three months ended March 31, 2001, there were charges of $2.2 million recorded related to other products exited in the first quarter of 2001 for which no future revenues or benefits would be received. We expect to pay these costs, which include lease and other commitments, over the next 15 months.

Asset impairments

In connection with our plan to restructure our corporate functions to a size commensurate with our ongoing businesses during the first quarter of 2001, we identified certain assets that would no longer be used, and the carrying costs of these assets were written off resulting in a charge of $2.6 million. We estimated the realizable value of these assets to be zero due to the nature of the assets, which include leasehold improvements and capitalized software.

NOTE 11) EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share.

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             2001           2000
                                                                             ----           ----
Income (loss) from continuing operations                                  $(37,356)      $  5,290
 Less: Preferred A dividends                                                  (141)          (141)
                                                                          --------       --------
Income (loss) from continuing operations
 available to common shareholders                                          (37,497)         5,149
Income (loss) from discontinued operations,
 net of tax                                                                 (8,438)        11,779
Gain, net, on discontinuance of mortgage and leasing businesses, net
   of tax                                                                   16,361              0
                                                                          --------       --------
Net income (loss) available to common
 shareholders                                                              (29,574)        16,928
 Less: Class A dividends declared                                             (572)          (519)
 Less: Class B dividends declared                                           (1,293)        (1,231)
                                                                          --------       --------
Undistributed net income (loss)                                           $(31,439)      $ 15,178
                                                                          --------       --------
Basic income (loss) from continuing
 operations per common share
  Class A                                                                 $  (1.49)      $   0.19
  Class B                                                                    (1.48)          0.22
  Combined(1)                                                                (1.48)          0.21
Diluted income (loss) from continuing
 operations per common share
  Class A                                                                 $  (1.49)      $   0.19
  Class B                                                                    (1.48)          0.21
  Combined(1)                                                                (1.48)          0.20
Basic net income (loss) per common share
  Class A                                                                 $  (1.18)      $   0.67
  Class B                                                                    (1.16)          0.69
  Combined(1)                                                                (1.17)          0.68
Diluted net income (loss) per common share
  Class A                                                                 $  (1.18)      $   0.65
  Class B                                                                    (1.16)          0.67
  Combined(1)                                                                (1.17)          0.67
                                                                          --------       --------
Basic weighted average common shares
 outstanding
  Class A                                                                    9,103          9,088
  Class B                                                                   16,200         15,697
  Combined                                                                  25,303         24,785
Options Class A                                                                  0              1
Options Class B                                                                  0            247
Restricted shares Class A                                                        0             54
Restricted shares Class B                                                        0            297
Diluted weighted average common shares
 outstanding
  Class A                                                                    9,103          9,143
  Class B                                                                   16,200         16,241
  Combined                                                                  25,303         25,384
Antidilutive shares
  Options Class B                                                            2,847          1,540
  Restricted shares Class A                                                     47             45
  Restricted shares Class B                                                    914          1,187
                                                                          --------       --------

(1)   Combined represents a weighted average of Class A and Class B earnings
      (loss) per common share.

NOTE 12) CONTINGENCIES

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which we deny, center around Fleet's assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet LLC in connection with the Consumer Credit Card Transaction. Fleet seeks damages of approximately $141 million. We have filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that we contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities we have already assumed. We also have filed a countercomplaint against Fleet for approximately $101 million in damages we believe have been caused by certain actions of Fleet following the closing of the Consumer Credit Card Transaction. Formal discovery has begun and is ongoing. The court has scheduled trial in this matter to begin in October 2001. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On December 5, 2000, a former executive of Advanta obtained a jury verdict against Advanta in the amount of $3.9 million, in connection with various claims against Advanta related to the executive's termination of employment. Both parties filed post-trial motions. The former executive has filed a motion for a new trial with respect to his claims that were dismissed. The former executive is seeking, among other things, an award of approximately $6 million based upon the jury verdict and additional amounts, including attorney's fees and costs of $1.2 million. We will vigorously pursue our post-trial motions, and if necessary, an appeal to the United States Court of Appeals for the Third Circuit and will continue to contest the former executive's positions. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On December 21, 2000, Banc One Financial Services, Inc. and Bank One, N.A (together "Banc One") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, that alleges, among other things, that Advanta breached two mortgage loan servicing agreements by wrongfully withholding as termination fees an amount in excess of $23 million, from amounts that we had collected under the loan servicing agreements, and by failing to perform under those agreements in certain respects. We dispute these claims and allegations. An answer to the complaint was filed February 23, 2001 denying liability and raising affirmative defenses. The case is in active discovery with a discovery cut-off date of April 2, 2002 and a trial ready date of May 2, 2002. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On February 1, 2001, Fleet and certain of its affiliates filed a complaint in Delaware Chancery Court in an attempt to block the sale of our mortgage business to Chase Manhattan Mortgage Corporation. The complaint alleged that the terms of the proposed sale of our mortgage business breach a provision of Fleet's 1998 agreement to acquire our consumer credit card business, as amended (the "Contribution Agreement"), that essentially requires a buyer of "substantially all" of our assets to assume any of our remaining obligations under the Contribution Agreement at the time of the sale of "substantially all" of our assets. In February 2001, we announced that we had reached an agreement with Fleet, with regard to Fleet's attempt to block the sale. As part of the agreement, Fleet dismissed its injunction claim and agreed that it would raise no future issue with respect to the sale of the mortgage business. Under the agreement, $70.1 million of our reserves in connection with our long-standing litigation with Fleet were funded in an escrow account. The court presiding over the claims will order the funds paid to Advanta or to Fleet depending upon the outcome of that litigation. The amount escrowed, $70.1 million, represents our maximum exposure to Fleet in the litigation, assuming a court were to rule in favor of Fleet on every claim involved in the litigation.

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

NOTE 13) DERIVATIVES

We use derivative financial instruments as part of our risk management strategy to reduce interest rate risk. Derivatives are not used for trading or speculative activities. We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," on January 1, 2001. The adoption of SFAS No. 133 had no impact on income from continuing operations and was not material to income from discontinued operations.

We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we may designate the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

We also formally assess, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, we will discontinue hedge accounting prospectively.

We use interest rate swaps to manage the impact of fluctuating interest rates on our cost of funds. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. In 2001, we used interest rate swaps to effectively convert fixed rate debt to a LIBOR-based variable rate. The notional amount of interest rate swaps outstanding was $194.5 million at March 31, 2001 and December 31, 2000. The estimated fair value of outstanding interest rate swaps was $902 thousand at March 31, 2001 and $379 thousand at December 31, 2000.

The notional amounts of derivatives do not represent amounts exchanged by the counterparties and, thus, are not a measure of our exposure through our use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivative contracts. The fair value of interest rate swaps is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparty. Our credit exposure is represented by swaps with a positive fair value without giving consideration to the value of any collateral exchanged.

On January 1, 2001, all interest rate swaps used in continuing operations were designated as fair value hedges. There were no derivatives designated as cash flow hedges. There were no net gains (losses) from hedge ineffectiveness or from excluding a portion of a derivative instrument's gain or loss from the assessment of hedge effectiveness included in other income for the three months ended March 31, 2001. There was also no gain or loss recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this form 10-Q, "Advanta", "we", "us", and "our" refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

During the year ended December 31, 2000, our lending and leasing business units consisted of Advanta Business Cards, Advanta Mortgage and Advanta Leasing Services. In addition to our lending and leasing businesses, we have an insurance business and venture capital investments. In the first quarter of 2001, we sold our mortgage business, announced the discontinuance of our leasing business, and restructured our corporate functions to a size commensurate with our ongoing businesses. We are continuing to service the existing leasing portfolio rather than sell the business or the portfolio. The results of the mortgage and leasing businesses are reported as discontinued operations in all periods presented. The results of our ongoing businesses are reported as continuing operations for all periods presented.

For the three months ended March 31, 2001, we reported a net loss from continuing operations of $37.4 million or $1.48 per combined common share, assuming dilution, compared to net income from continuing operations of $5.3 million or $0.20 per combined diluted common share for the same period of 2000. Net income for Advanta Business Cards was $8.3 million for the three months ended March 31, 2001 and $5.6 million for the same period of 2000. Our venture capital segment had a net loss of $7.8 million for the three months ended March 31, 2001, and net income of $6.2 million for the same period of 2000. For the three months ended March 31, 2001, the loss from continuing operations includes pretax unusual charges of $40.8 million, representing costs associated with the restructure of our corporate functions to a size commensurate with our ongoing businesses and certain other unusual charges related to employee costs.

Loss from discontinued operations, net of tax, was $8.4 million for the three months ended March 31, 2001, compared to income from discontinued operations, net of tax, of $11.8 million for the same period of 2000. In addition to the operating results of discontinued operations, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $16.4 million for the three months ended March 31, 2001. This net gain includes a pretax gain on the sale of our mortgage business of $27.8 million, a pretax loss on the discontinuance of our leasing business of $4.0 million and tax provision of $7.4 million.

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements can be identified by the use of forward-looking phrases such as "will likely result," "may," "are expected to," "is anticipated," "estimate," "projected," "intends to" or other similar words. The most significant among these risks and uncertainties are: (1) our managed net interest margin; (2) competitive pressures; (3) factors that affect the level of delinquencies and charge-offs, including a deterioration of general economic conditions; (4) factors affecting fluctuations in the number of accounts or loan balances; (5) interest rate fluctuations; (6) the level of expenses; (7) the timing of the securitizations of our receivables; (8) factors affecting the value of investments that we hold; (9) the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, examinations, and the agreements between our bank subsidiaries and their regulators; (10) relationships with significant vendors, business partners and customers; (11) the amount and cost of financing available to us; (12) the ratings on the debt of Advanta Corp. and its subsidiaries; (13) the ultimate amount of restructuring and other related charges associated with the conclusion of strategic alternatives process for our mortgage and leasing businesses; and
(14) the ability to attract and retain key personnel. Additional risks that may affect our future performance are set forth elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2000 and in our other filings with the Securities and Exchange Commission.

ADVANTA BUSINESS CARDS

OVERVIEW

Advanta Business Cards offers MasterCard(R)* business credit cards to small businesses using targeted direct mail, the Internet and telemarketing solicitation of potential cardholders. This product provides approved customers with access, through merchants, banks, checks and ATMs, to an instant unsecured revolving business credit line. Advanta Business Cards generates interest and other income through finance charges assessed on outstanding balances, interchange income, and cash advance and other credit card fees.

The managed business credit card receivable portfolio grew from $1.2 billion at March 31, 2000 to $1.7 billion at December 31, 2000 and to $1.8 billion at March 31, 2001. Advanta Business Cards originated 68,771 new accounts in the three months ended March 31, 2001 and 106,411 new accounts in the same period of 2000.

Pretax income for Advanta Business Cards was $13.4 million for the three months ended March 31, 2001 as compared to $9.1 million for the same period of 2000. The increase of $4.3 million in 2001 as compared to 2000 includes a $0.6 million increase in net interest income, a $0.3 million increase in the provision for credit losses, and a $16.0 million increase in noninterest revenues, offset by a $12.0 million increase in operating expenses. The increase in both net interest income and noninterest revenues is due primarily to growth in managed receivables, increases in portfolio yields and increased interchange income. The increase in operating expenses resulted from growth in managed receivables and account origination activities.

SECURITIZATION INCOME

Advanta Business Cards recognized securitization income of $22.2 million for the three months ended March 31, 2001 and $13.2 million for the same period of 2000. Advanta Business Cards sells interests in receivables through securitizations. Advanta Business Cards also sells receivables to existing securitization trusts on a continuous basis to replenish the investors' interest in trust receivables that have been repaid by the card holders. The increase in securitization income in 2001 was due to increased yields on the securitized receivables and increased volume of securitized receivables, partially offset by increased credit losses on securitized receivables.

The following table provides selected information on a managed loan portfolio basis.

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
Managed Portfolio Data ($ in thousands)                   2001               2000
---------------------------------------                   ----               ----
Average managed business credit card receivables      $  1,691,479       $  1,120,635
Ending managed business credit card receivables          1,781,005          1,226,210
Ending number of accounts- managed                         627,501            438,575
Managed net interest margin                                   13.9%              12.5%
As a percentage of gross managed receivables:
     Receivables 30 days or more delinquent                    5.2%               3.4%
     Net charge-offs                                           6.5%               4.4%
                                                      ------------       ------------

*MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without amendment. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We adopted the disclosure provisions of SFAS No. 140 for the year ended December 31, 2000. We anticipate that the adoption of the accounting provisions of SFAS No. 140 will not have a material effect on our financial position or results of operations.

SERVICING REVENUES

Advanta Business Cards recognized servicing revenue of $6.7 million for the three months ended March 31, 2001 and $3.8 million for the same period of 2000. The increase in servicing revenue was due to increased volume of securitized receivables.

INTERCHANGE INCOME

Business credit card interchange income was $17.6 million in the three months ended March 31, 2001 as compared to $12.6 million in the same period of 2000. The increase in interchange income was due to higher purchase volume related to the increase in average managed business credit card accounts and receivables. The average interchange rate was 2.1% in the three months ended March 31, 2001 and 2000.

VENTURE CAPITAL

Our venture capital segment makes venture capital investments through our affiliates. The investment objective is to earn attractive returns by building the long-term values of the businesses in which they invest. Our investment affiliates combine transaction expertise, management skills and a broad contact base with strong industry-specific knowledge. Pretax loss for the venture capital segment was $12.7 million for the three months ended March 31, 2001, and included a $4.9 million loss on the sale of a venture capital investment and $6.5 million of net decreases in valuations of venture capital investments. Pretax income for the venture capital segment was $10.0 million for the three months ended March 31, 2000, and included $10.9 million in gains on venture capital investments.

DISCONTINUED OPERATIONS

Loss from discontinued operations, net of tax, was $8.4 million for the three months ended March 31, 2001, compared to income from discontinued operations, net of tax, of $11.8 million for the same period of 2000. In addition to the operating results of discontinued operations, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $16.4 million for the three months ended March 31, 2001. This net gain includes a pretax gain on the sale of our mortgage business of $27.8 million, a pretax loss on the discontinuance of our leasing business of $4.0 million and tax provision of $7.4 million.

Effective February 28, 2001, we completed the sale of our mortgage business, Advanta Mortgage, to Chase Manhattan Mortgage Corporation as buyer. Following the transaction, we no longer operate a mortgage business. The purchase and sale agreement provided for the sale, transfer and assignment of substantially all of the assets and operating liabilities associated with our mortgage business, as well as specified contingent liabilities arising from our operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before closing that were not specifically assumed by the buyer. The proceeds from the sale exceeded $1 billion, subject to closing adjustments, resulting in an estimated gain of approximately $60 million before transaction expenses, severance expenses and other costs. We used part of the proceeds from the sale of mortgage assets to pay off a portion of our outstanding medium-term notes via a tender offer to repurchase the outstanding notes at par value plus accrued interest. The tender offer was completed April 6, 2001. Although the sale of our mortgage business resulted in a gain for financial reporting purposes, due to book/tax differences, we will not pay any material federal income tax as a result of the sale.

On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. We will continue to service the existing portfolio rather than sell the business or the portfolio. In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. In the first quarter of 2001, we recorded an additional $4.0 million pretax loss due to a change in estimate of those operating results. This change in estimate was needed due to an increase in estimated credit losses expected throughout the remaining term of the leasing portfolio based on recent credit loss experience in 2001.

INTEREST INCOME AND EXPENSE

Interest income on receivables and investments increased by $3.6 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Interest expense increased by $4.1 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The increase in interest income was due to an increase in yields on business credit card receivables as well as an increase in average on-balance sheet business credit card receivables. The increase in interest expense was due to an increase in our cost of funds. Our cost of funds increased to 7.26% for the three months ended March 31, 2001 from 6.41% during the same period of 2000. The increase in the cost of funds was attributable to the increase in debt as a percentage of total interest-bearing liabilities and an increase in the interest rate on debt funding. Debt represented 38% of total average interest-bearing liabilities for the three months ended March 31, 2001 as compared to 25% for the same period of 2000. The average interest rate on debt funding was 8.59% for the three months ended March 31, 2001 as compared to 7.54% for the same period of 2000.

The following table provides an analysis of owned interest income and expense data, average balance sheet data, net interest spread and net interest margin. Net interest spread represents the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin represents the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets. Average owned receivables and the related interest revenues include certain loan fees and costs.

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                               2001                                        2000
                                               ----                                        ----
                              AVERAGE                        YIELD/       AVERAGE                        YIELD/
NET INTEREST INCOME          BALANCE(1)      INTEREST         RATE       BALANCE(1)       INTEREST        RATE
-------------------          ----------      --------         ----       ----------       --------        ----
ON-BALANCE SHEET
Receivables:
 Business credit cards       $  370,465      $   18,186      19.91%      $  346,231      $   15,686      18.22%
 Other receivables               28,547             210       2.99           20,752             243       4.71
                             ----------      ----------                  ----------      ----------
Total owned receivables         399,012          18,396      18.70          366,983          15,929      17.46
Investments(2)                1,119,174          15,719       5.62          917,601          14,471       6.30
Interest-earning assets
 of discontinued
 operations                     585,161          22,803      15.65        1,817,738          51,969      11.47
                             ----------      ----------                  ----------      ----------
Total interest-earning
 assets                      $2,103,347      $   56,918      10.89%      $3,102,322      $   82,369      10.65%

Interest-bearing
 liabilities(3)              $2,089,883      $   37,518       7.26%      $2,920,683      $   46,649       6.41%


Net interest spread                                           3.63%                                       4.24%
Net interest margin                                           3.74%                                       4.63%

(1)   Includes assets held and available for sale and nonaccrual receivables.

(2) Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3) Includes funding of assets for both continuing and discontinued operations.


OTHER REVENUES

($ in thousands)                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                        ---------
                                                   2001           2000
                                                   ----           ----
Investment securities gains (losses), net       $ (8,197)      $ 10,914
Insurance revenues (losses), net and other        (8,251)           561
                                                --------       --------
  Total other revenues, net                     $(16,448)      $ 11,475
                                                ========       ========

Investment securities gains (losses) include changes in the fair value and realized gains (losses) on venture capital investments. Investment securities gains (losses) for the three months ended March 31, 2001 include a $4.9 million loss on the sale of a venture capital investment, $6.5 million of net decreases in valuations of venture capital investments, and $3.2 million of realized gains on other investments. Investment securities gains (losses) for the three months ended March 31, 2000 included $10.9 million in gains on venture capital investments.

In the first quarter of 2001, we successfully negotiated an early termination of our strategic alliance with Progressive Casualty Insurance Company to direct market auto insurance. The loss of $8.3 million in insurance revenues (losses), net and other for the three months ended March 31, 2001 includes operating results of insurance operations, the impact of the termination of the strategic alliance with Progressive Casualty Insurance Company and charges related to the write-off of certain assets previously associated with the auto insurance strategic alliance.

OPERATING EXPENSES

($ in thousands)                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                            ---------
                                                        2001         2000
                                                        ----         ----
Salaries and employee benefits                        $14,995      $12,556
Amortization of business credit card deferred
     origination costs, net                             7,794        4,271
Marketing expense                                       4,824        1,785
External processing                                     3,863        3,001
Professional/consulting fees                            3,064        3,489
Equipment expense                                       2,024        1,842
Occupancy expense                                       1,583        2,326
Telephone expense                                       1,473        1,058
Other                                                   3,433        2,597
                                                      -------      -------
Total operating expenses                              $43,053      $32,925
                                                      =======      =======

Salaries and employee benefits, amortization of credit card deferred origination costs, net, external processing expense, and marketing expenses have increased for the three months ended March 31, 2001 as compared to the same period of 2000, due primarily to increased marketing and account origination activities in Advanta Business Cards as well as the resulting growth in managed business credit card receivables. Average managed business credit card receivables have increased from $1.1 billion in the three months ended March 31, 2000 to $1.7 billion in the same period of 2001.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

At March 31, 2001, the allowance for credit losses on a consolidated basis was $35.4 million, or 9.2% of owned receivables, as compared to $33.4 million, or 9.3% of owned receivables, at December 31, 2000. The provision for credit losses of $7.9 million for the three months ended March 31, 2001 increased slightly in comparison with the provision for credit losses of $7.6 million in the same period of 2000.

The allowance for credit losses on business credit card receivables was $35.2 million at March 31, 2001 as compared to $33.2 million at December 31, 2000. The allowance for credit losses on business credit card receivables was consistent at 9.9% of owned receivables at both March 31, 2001 and December 31, 2000. Total owned business credit card receivables 30 days or more delinquent at March 31, 2001 were also relatively consistent at 5.4% of gross receivables as compared to 5.5% at December 31, 2000. We have experienced a trend of increasing charge-off rates, which is consistent with our expectations, and has been factored into our estimate of allowance for credit losses. Charge-off rates on owned business credit card receivables by quarter were 4.1% for the first quarter of 2000, 3.7% for the second quarter of 2000, 4.9% for the third quarter of 2000, 5.1% for the fourth quarter of 2000 and 6.4% for the first quarter of 2001. The charge-off rate for the fourth quarter of 2000 includes a 0.5% acceleration of charge-offs to adopt a 60-day charge-off policy for bankrupt accounts. See discussion below.

Nonperforming assets include receivables past due 90 days or more, and bankrupt, decedent and fraudulent business credit card accounts. We charge losses on business credit card accounts against the allowance at 180 days contractually delinquent. Business credit card accounts suspected of being fraudulent are charged-off after a 90-day investigative period, unless our investigation shows no evidence of fraud. Effective October 1, 2000, bankrupt business credit cards are charged off within a 60-day investigative period after receipt of notification. The previous policy provided a 90-day investigative period.

The following tables provide a summary of nonperforming assets, delinquencies and charge-offs as of and for the year-to-date periods indicated ($ in thousands).

                                                                 MARCH 31,       DEC. 31,        MARCH 31,
CREDIT QUALITY                                                     2001          2000 (A)          2000
--------------                                                     ----          --------          ----
CONSOLIDATED - MANAGED
Nonperforming assets                                            $  54,016       $  45,160       $  26,845
Receivables 30 days or more delinquent                             93,478          83,798          43,113
As a percentage of gross receivables:
 Nonperforming assets                                                 3.0%            2.7%            2.2%
 Receivables 30 days or more  delinquent                              5.2             5.0             3.5
Net charge-offs:
 Amount                                                         $  27,489       $  64,638       $  12,379
 As a percentage of average gross receivables (annualized)            6.4%            4.6%            4.3%

CONSOLIDATED - OWNED
Allowance for credit losses                                     $  35,368       $  33,367       $  18,954
Nonperforming assets                                               11,961          10,700           7,607
Receivables 30 days or more delinquent                             19,917          19,395          12,038
As a percentage of gross receivables:
 Allowance for credit losses                                          9.2%            9.3%            5.9%
 Nonperforming assets                                                 3.1             3.0             2.4
 Receivables 30 days or more delinquent                               5.2             5.4             3.8
Net charge-offs:
 Amount                                                         $   5,939       $  17,807       $   3,531
 As a percentage of average gross receivables (annualized)            6.0%            4.2%            3.8%

BUSINESS CREDIT CARDS - MANAGED
Nonperforming assets                                            $  53,556       $  44,600       $  26,393
Receivables 30 days or more delinquent                             92,692          82,915          42,198
As a percentage of gross receivables:
 Nonperforming assets                                                 3.0%            2.7%            2.2%
 Receivables 30 days or more delinquent                               5.2             5.0             3.4
Net charge-offs:
 Amount                                                         $  27,489       $  64,636       $  12,379
 As a percentage of average gross receivables (annualized)            6.5%            4.7%            4.4%

BUSINESS CREDIT CARDS - OWNED
Allowance for credit losses                                     $  35,166       $  33,165       $  18,752
Nonperforming assets                                               11,501          10,140           7,155
Receivables 30 days or more delinquent                             19,131          18,512          11,123
As a percentage of gross receivables:
 Allowance for credit losses                                          9.9%            9.9%            6.2%
 Nonperforming assets                                                 3.2             3.0             2.4
 Receivables 30 days or more delinquent                               5.4             5.5             3.7
Net charge-offs:
 Amount                                                         $   5,939       $  17,805       $   3,531
 As a percentage of average gross receivables (annualized)            6.4%            4.5%            4.1%


(A) Beginning in the fourth quarter of 2000, business credit card charge-off statistics reflect the adoption of a new charge-off policy for bankruptcies. Bankrupt business credit cards are charged off within a 60-day investigative period after receipt of notification. The previous policy provided a 90-day investigative period. Business credit card charge-offs for the year ended December 31, 2000 include a 0.2% acceleration of charge-offs in connection with the adoption of this policy.

UNUSUAL CHARGES

Subsequent to the sale of the mortgage business and discontinuance of our leasing business in the first quarter of 2001, we implemented a plan to restructure our corporate functions to a size commensurate with our ongoing businesses and incurred certain other unusual charges related to employee costs. The restructuring activities had no significant impact on operations while they were ongoing. Due to the termination of employees and the write-off of certain assets no longer used, we expect to realize lower personnel expenses in the 12 months following the charges, and expect to realize lower depreciation and amortization expense over the next 5-7 years.

EMPLOYEE COSTS

In the first quarter of 2001, we recorded a $4.1 million charge for severance and outplacement costs associated with the restructuring of corporate functions. There were 69 employees severed who were entitled to benefits. These employees worked in corporate support functions including accounting and finance, human resources, information technology, legal and facilities management. Employees were notified in March 2001, and we expect to pay severance amounts over the following twelve-month period.

Additionally, during the first quarter of 2001, we incurred $21.6 million of other employee costs. This amount includes approximately $10 million attributable to bonuses to certain key employees in recognition of their efforts on behalf of Advanta in the strategic alternatives process. It also includes approximately $4.5 million of bonuses in recognition of the restructuring of the company and other significant transitional efforts. These bonuses will be paid over a twelve-month period. In 2001, we accelerated vesting of 32% of outstanding options that were not vested at the date of the closing of the sale of our mortgage business. This acceleration resulted in a non-cash charge of $1.3 million. In connection with reviewing our compensation plans after the sale of the mortgage business and restructuring of corporate functions, management identified certain programs that would not be continued including stock appreciation rights and phantom stock programs. We recorded charges of $3.6 million associated with the settlement of outstanding stock appreciation rights and phantom stock with employees and directors. In addition, due to the restructuring of the company, we implemented a program whereby certain out-of-the money options are exchanged for shares of restricted stock. Non-cash charges associated with the issuance of the restricted stock under this program totaled $2.2 million.

EXPENSES ASSOCIATED WITH EXITED BUSINESSES/PRODUCTS

In 1998, in connection with the Consumer Credit Card Transaction, we made major organizational changes to reduce corporate expenses incurred in the past: (a) to support the business contributed to Fleet LLC in the Consumer Credit Card Transaction, and (b) associated with the business and products no longer being offered or not directly associated with our mortgage, business credit card and leasing units. As of December 31, 2000, the remaining accrual related to charges associated with these organizational changes was $13.0 million. This accrual related to contractual commitments to certain customers, and non-related financial institutions that were providing benefits to those customers, under a product that was no longer offered and for which no future revenues or benefits would be received. A third party assumed the liabilities associated with these commitments in the first quarter of 2001, and we recorded an additional charge relating to the settlement of these commitments of $10.3 million.

In addition, in the three months ended March 31, 2001, there were charges of $2.2 million recorded related to other products exited in the first quarter of 2001 for which no future revenues or benefits would be received. We expect to pay these costs, which include lease and other commitments, over the next 15 months.

ASSET IMPAIRMENTS

In connection with our plan to restructure our corporate functions to a size commensurate with our ongoing businesses during the first quarter of 2001, we identified certain assets that would no longer be used, and the carrying costs of these assets were written off resulting in a charge of $2.6 million. We estimated the realizable value of these assets to be zero due to the nature of the assets, which include leasehold improvements and capitalized software.

INCOME TAXES

Income tax expense (benefit) is based on the estimated annual effective tax rate of 31% for the three months ended March 31, 2001, compared to a 38% tax rate for the comparable 2000 period. The income tax benefit for the three months ended March 31, 2001 represents the benefit we expect to realize over the remaining nine months of fiscal year 2001.

ASSET/LIABILITY MANAGEMENT

We manage our financial condition with a focus on maintaining disciplined management of market risks and prudent levels of leverage and liquidity.

MARKET RISK SENSITIVITY

We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We estimate that at March 31, 2001, our net interest income over a twelve-month period would increase by approximately 25% if interest rates were to rise by 200 basis points, and that our net interest income over a twelve-month period would decrease by approximately 12% if interest rates were to fall by 200 basis points. We also measure the effect of interest rate risk on our managed interest income, which includes net interest income on owned receivables and net interest income on securitized receivables. We estimate that at March 31, 2001, our managed net interest income over a twelve-month period would increase by approximately 3% if interest rates were to rise by 200 basis points, and that our managed net interest income over a twelve-month period would increase by approximately 14% if interest rates were to fall by 200 basis points. Our business credit card receivables include interest rate floors that cause our managed net interest income to rise in the declining rate scenario. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

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

LIQUIDITY AND CAPITAL RESOURCES

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. During the three months ended March 31, 2001, we securitized approximately $100 million of business credit card receivables. At March 31, 2001, we had $416 million of federal funds sold, $168 million of receivables held for sale, and $1.1 billion of investments, which could be sold to generate additional liquidity. Components of funding were as follows:

                                                  March 31, 2001              December 31, 2000
                                                  --------------              -----------------
                                               Amount             %          Amount             %
                                               ------             -          ------             -
Off-balance sheet business credit
   card receivables                          $1,425,078           37%      $1,324,137           33%
Deposits                                      1,138,716           29        1,346,976           34
Debt and other borrowings                       819,296           21          759,473           19
Equity, including capital securities            518,882           13          540,902           14
                                             ----------          ---       ----------          ---
Total                                        $3,901,972          100%      $3,971,488          100%
                                             ==========          ===       ==========          ===

At March 31, 2001, we had a $280 million committed commercial paper conduit facility secured by business credit card receivables, of which $50 million was unused at March 31, 2001. We also had an uncommitted securities repurchase agreement facility secured by business credit card receivables of $200 million, all of which was unused at March 31, 2001.

The sale of the mortgage business in the first quarter of 2001 resulted in liquidity in excess of the needs of our continuing businesses. Under the purchase and sale agreement, we received in excess of $1 billion in cash. Proceeds from the sale are being held in short-term, high-quality investments earning money market rates until they can be deployed. We expect to have interest expense in excess of interest income on this excess liquidity for the next several quarters due to the time required to reduce interest-bearing liabilities.

We have taken significant steps in reducing our leverage. We used part of the proceeds from the sale of mortgage assets to pay off a portion of our outstanding medium-term notes via a tender offer that was completed on April 6, 2001. When $80.9 million of additional medium-term notes that were not tendered mature on May 1, 2001, we will have reduced our outstanding institutional debt by approximately $319 million since December 31, 2000. Of the remaining $25.0 million of institutional debt outstanding after May 1, 2001, $24.8 million matures between June 2001 and September 2001. We also intend to use a portion of the proceeds to significantly reduce our outstanding retail notes. In addition, because of the liquidity resulting from the sale of the mortgage business in the first quarter of 2001, Advanta Corp. is temporarily not originating or renewing retail notes and Advanta National Bank has suspended originations of deposit accounts.

In the first quarter of 2001, we successfully negotiated an early termination of our strategic alliance with Progressive Casualty Insurance Company to direct market auto insurance and received regulatory approval for a dividend from our insurance subsidiary to the parent company. The insurance dividend, along with other payments from the insurance subsidiary, increased parent liquidity by $62.5 million.

After consideration of the parent liquidity and the capital requirements for the ongoing business, the Board of Directors of Advanta Corp. has authorized management to purchase up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of capital securities, or some combination thereof. We intend to make purchases modestly and when we believe it is prudent to do so while we analyze evolving capital requirements.

Our regulatory agreements with the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation prohibit the payment of dividends by Advanta National Bank or Advanta Bank Corp. without prior regulatory approval. In connection with the sale of our mortgage business discussed in Note 2 to the consolidated financial statements, Advanta National Bank sought approval of the OCC for a return of capital to Advanta Corp. in the amount of $261 million. On February 28, 2001, the OCC approved the amount requested and, at the same time, Advanta National Bank entered into an agreement with the OCC regarding restrictions on new business activities and product lines at Advanta National Bank after the sale of the mortgage business and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduces the existing capital requirements for Advanta National Bank to 12.7% for Tier 1 and Total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement provides for prior OCC approval of any future dividends. Advanta Bank Corp. is unaffected by the agreement with the OCC.

At March 31, 2001, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 15.84%, and Advanta Bank Corp.'s combined total capital ratio was 16.81%. At December 31, 2000, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 15.08% and Advanta Bank Corp.'s combined total capital ratio was 14.60%. In each case, Advanta National Bank and Advanta Bank Corp. had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of our agreement with the OCC, even though we have achieved the higher imposed capital ratios required by the agreement.

Recently, guidelines were issued jointly by the federal bank regulatory agencies regarding additional requirements for subprime lenders, including additional capital requirements. Under the guidelines, regulatory capital required to be held for certain loan classes included in Advanta Bank Corp.'s portfolio could be increased.

In addition, in a draft proposal recently issued jointly by the federal bank regulatory agencies, capital requirements associated with certain residual interests would be amended to require capital equal to the residual retained, regardless of retained recourse levels. Further, the proposal requires residuals in excess of 25% of Tier 1 capital to be treated as a deduction of Tier 1 capital for purposes of risk-based and leverage capital calculations. In another draft proposal recently issued jointly by the federal bank regulatory agencies, the agencies would use credit ratings and certain alternative approaches to match the risk-based capital requirement more closely to a banking organization's relative risk of loss in asset securitizations. The proposal also requires the sponsor of a revolving credit securitization that involves an early amortization feature to hold capital against the amount of assets under management (the off-balance sheet securitized receivables). The proposal treats recourse obligations and direct credit substitutes more consistently than under the agencies' current risk-based capital standards. The ultimate resolution of these proposals and their impact on financial results is uncertain at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report on Form 10-Q. See "Asset/Liability Management-Market Risk Sensitivity."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which we deny, center around Fleet's assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet LLC in connection with the Consumer Credit Card Transaction. Fleet seeks damages of approximately $141 million. We have filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that we contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities we have already assumed. We also have filed a countercomplaint against Fleet for approximately $101 million in damages we believe have been caused by certain actions of Fleet following the closing of the Consumer Credit Card Transaction. Formal discovery has begun and is ongoing. The court has scheduled trial in this matter to begin in October 2001. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On December 5, 2000, a former executive of Advanta obtained a jury verdict against Advanta in the amount of $3.9 million, in connection with various claims against Advanta related to the executive's termination of employment. Both parties filed post-trial motions. The former executive has filed a motion for a new trial with respect to his claims that were dismissed. The former executive is seeking, among other things, an award of approximately $6 million based upon the jury verdict and additional amounts, including attorney's fees and costs of $1.2 million. We will vigorously pursue our post-trial motions, and if necessary, an appeal to the United States Court of Appeals for the Third Circuit and will continue to contest the former executive's positions. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On December 21, 2000, Banc One Financial Services, Inc. and Bank One, N.A (together "Banc One") filed a complaint in the United States District Court for the Northern District of Illinios, Eastern Division, that alleges, among other things, that Advanta breached two mortgage loan servicing agreements by wrongfully withholding as termination fees an amount in excess of $23 million, from amounts that we had collected under the loan servicing agreements, and by failing to perform under those agreements in certain respects. We dispute these claims and allegations. An answer to the complaint was filed February 23, 2001 denying liability and raising affirmative defenses. The case is in active discovery with a discovery cut-off date of April 2, 2002 and a trial ready date of May 2, 2002. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On February 1, 2001, Fleet and certain of its affiliates filed a complaint in Delaware Chancery Court in an attempt to block the sale of our mortgage business to Chase Manhattan Mortgage Corporation. The complaint alleged that the terms of the proposed sale of our mortgage business breach a provision of Fleet's 1998 agreement to acquire our consumer credit card business, as amended (the "Contribution Agreement"), that essentially requires a buyer of "substantially all" of our assets to assume any of our remaining obligations under the Contribution Agreement at the time of the sale of "substantially all" of our assets. In February 2001, we announced that we had reached an agreement with Fleet, with regard to Fleet's attempt to block the sale. As part of the agreement, Fleet dismissed its injunction claim and agreed that it would raise no future issue with respect to the sale of the mortgage business. Under the agreement, $70.1 million of our reserves in connection with our long-standing litigation with Fleet were funded in an escrow account. The court presiding over the claims will order the funds paid to Advanta or to Fleet depending upon the outcome of that litigation. The amount escrowed, $70.1 million, represents our maximum exposure to Fleet in the litigation, assuming a court were to rule in favor of Fleet on every claim involved in the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      Advanta Corp. held a Special Meeting of Stockholders on February 27,
         2001.

(b)      Not required.

(c) The following proposal was submitted to a vote of stockholders. Proposal to approve the purchase and sale agreement, dated as of January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage Corporation, and the transactions provided for in the purchase and sale agreement.

         The proposal was approved. FOR: 8,493,688; AGAINST: 29,647;
         ABSTENTIONS: 108,403; BROKER NON-VOTES: 0.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following exhibits are being filed with this report on Form 10-Q.

         EXHIBIT
         NUMBER   DESCRIPTION OF DOCUMENT
         ------   -----------------------

         2.1 Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage Corporation (incorporated by reference to Annex I to the Registrant's Definitive Proxy Statement filed January 25, 2001)

         2.2 Amendment, dated February 28, 2001, to the Purchase and Sale Agreement between Advanta Corp. and Chase Manhattan Mortgage Corporation

         2.3 Mortgage Loan Purchase and Sale Agreement, dated February 23, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association (incorporated by reference to the Registrant's Current Report on Form 8-K filed March 14, 2001)

         2.4 Mortgage Loan Purchase and Sale Agreement, dated February 28, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association

                  (incorporated by reference to the Registrant's Current Report on Form 8-K filed March 14, 2001)

         12       Consolidated Computation of Ratio of Earnings to Fixed Charges


(b)      Reports on Form 8-K

         (b)(1) A Current Report on Form 8-K, dated January 8, 2001, was filed by Advanta announcing that Chase Manhattan Mortgage Corporation had signed a definitive agreement to acquire the mortgage business of Advanta Corp.

         (b)(2) A Current Report on Form 8-K, dated January 23, 2001, was filed by Advanta setting forth the financial highlights of Advanta's results of operations for the three months ended December 31, 2000.

         (b)(3) A Current Report on Form 8-K, dated February 1, 2001, was filed by Advanta announcing that FleetBoston and certain of its subsidiaries had filed a complaint in an attempt to block the previously announced sale of Advanta's mortgage business.

         (b)(4) A Current Report on Form 8-K, dated February 23, 2001, was filed by Advanta announcing its expectations for fiscal year 2001 operating earnings.

         (b)(5) A Current Report on Form 8-K, dated February 28, 2001, was filed by Advanta announcing that in connection with the sale of Advanta's mortgage business, the Office of the Comptroller of the Currency (the "OCC") had approved a $261 million return of capital from Advanta National Bank to its parent, Advanta Corp., and that at the same time, Advanta National Bank had entered into an agreement with the OCC regarding restrictions on new business activities and product lines and the resolution of outstanding liabilities.

         (b)(6) A Current Report on Form 8-K, dated February 28, 2001, was filed by Advanta describing Advanta's disposition of mortgage assets in connection with the closing of the sale of its mortgage business to Chase Manhattan Mortgage Corporation. The Current Report on Form 8-K also set forth pro forma financial information to illustrate the estimated effects of the sale of the mortgage business.

         (b)(7) A Current Report on Form 8-K, dated March 7, 2001, was filed by Advanta announcing an issuer tender offer to purchase its outstanding Medium-Term Promissory Notes, Series B, Series C and Series D at par value, plus any accrued and unpaid interest.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Advanta Corp.
                  (Registrant)

May 15, 2001        By /s/Philip M. Browne
                       --------------------------
                       Senior Vice President and
                       Chief Financial Officer

May 15, 2001        By /s/David B. Weinstock
                       --------------------------
                       Vice President and
                       Chief Accounting Officer

         EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

         2.1 Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage Corporation (incorporated by reference to Annex I to the Registrant's Definitive Proxy Statement filed January 25, 2001)

         2.2 Amendment, dated February 28, 2001, to the Purchase and Sale Agreement between Advanta Corp. and Chase Manhattan Mortgage Corporation

         2.3 Mortgage Loan Purchase and Sale Agreement, dated February 23, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association (incorporated by reference to the Registrant's Current Report on Form 8-K filed March 14, 2001)

         2.4 Mortgage Loan Purchase and Sale Agreement, dated February 28, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association (incorporated by reference to the Registrant's Current Report on Form 8-K filed March 14, 2001)

         12       Consolidated Computation of Ratio of Earnings to Fixed Charges