Form 10-Q
period 2001-06-30
ADVANTA CORP
filed 2001-08-14
CIK 96638

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

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

                 Class A                          Outstanding at August 3, 2001
      Common Stock, $.01 par value                      10,041,764 shares

                 Class B                          Outstanding at August 3, 2001
      Common Stock, $.01 par value                      17,359,944 shares

                           TABLE OF CONTENTS

                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                              3
          Consolidated Income Statements                           4
          Consolidated Statements of Changes in
            Stockholders' Equity                                 5-6
          Consolidated Statements of Cash Flows                    7
          Notes to Consolidated Financial Statements               8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   22

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                     35

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                       36

Item 4.   Submission of Matters to a Vote of Security Holders     37

Item 6.   Exhibits and Reports on Form 8-K                        38

ITEM 1.   FINANCIAL STATEMENTS

                         ADVANTA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



($ IN THOUSANDS)                                              JUNE 30,           DECEMBER 31,
                                                                2001                2000
                                                                ----                ----
                                                             (UNAUDITED)
ASSETS
Cash                                                         $    24,149         $     1,716
Federal funds sold                                               443,651             107,584
Restricted interest-bearing deposits                             123,621              16,398
Investments available for sale                                   155,628             758,792
Receivables, net:
  Held for sale                                                  153,749             154,265
  Other                                                          210,231             186,026
                                                             -----------         -----------
Receivables, net                                                 363,980             340,291
Retained interests in securitizations                             88,658              72,908
Amounts due from securitizations                                  69,421              61,610
Premises and equipment, net                                       24,838              26,185
Other assets                                                     275,368             256,658
Net assets of discontinued operations                            203,012           1,201,330
                                                             -----------         -----------
TOTAL ASSETS                                                 $ 1,772,326         $ 2,843,472
                                                             -----------         -----------
LIABILITIES
Deposits:
  Noninterest-bearing                                        $     6,334         $     4,546
  Interest-bearing                                               647,894           1,342,430
                                                             -----------         -----------
Total deposits                                                   654,228           1,346,976
Long-term debt                                                   401,334             755,184
Other borrowings                                                       0               4,289
Other liabilities                                                205,817             196,121
                                                             -----------         -----------
TOTAL LIABILITIES                                              1,261,379           2,302,570
                                                             -----------         -----------
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of Advanta Corp.                        100,000             100,000

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par value:
 authorized, issued and outstanding - 1,010
 shares in 2001 and 2000                                           1,010               1,010
Class A voting common stock, $.01 par value:
 authorized - 214,500,000 shares; issued - 10,041,764
 shares in 2001 and 10,040,230 shares in 2000                        100                 100
Class B non-voting common stock, $.01 par value:
 authorized - 230,000,000 shares; issued - 17,810,229
 shares in 2001 and 17,613,166 shares in 2000                        178                 176
Additional paid-in capital                                       225,488             220,371
Deferred compensation                                             (4,248)             (7,336)
Unearned ESOP shares                                             (11,505)            (11,714)
Accumulated other comprehensive income (loss)                        815              (1,302)
Retained earnings                                                217,074             257,562
Less: Treasury stock at cost, 527,168 Class B
  common shares in 2001 and 2000                                 (17,965)            (17,965)
                                                             -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                       410,947             440,902
                                                             -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 1,772,326         $ 2,843,472
                                                             -----------         -----------


See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    JUNE 30,                           JUNE 30,
                                             2001              2000              2001              2000
                                             ----              ----              ----              ----
                                                  (UNAUDITED)                         (UNAUDITED)
Interest income                            $ 32,836         $  34,081         $  66,840         $  64,464
Interest expense                             26,119            21,559            50,395            41,738
                                           --------         ---------         ---------         ---------
Net interest income                           6,717            12,522            16,445            22,726
Provision for credit losses                   8,384             5,050            16,324            12,670
                                           --------         ---------         ---------         ---------
NET INTEREST AFTER PROVISION FOR
 CREDIT LOSSES                               (1,667)            7,472               121            10,056
NONINTEREST REVENUES:
 Securitization income                       25,609            17,994            47,782            31,238
 Servicing revenues                           6,909             4,546            13,561             8,386
 Interchange income                          20,586            15,397            38,208            27,999
 Other revenues, net                         (7,274)            2,651           (23,722)           14,126
                                           --------         ---------         ---------         ---------
TOTAL NONINTEREST REVENUES                   45,830            40,588            75,829            81,749
                                           --------         ---------         ---------         ---------
EXPENSES:
 Operating expenses                          44,116            31,401            87,169            64,326
 Minority interest in income of
  consolidated subsidiary                     2,220             2,220             4,440             4,440
 Unusual charges                              1,000                 0            41,750                 0
                                           --------         ---------         ---------         ---------
TOTAL EXPENSES                               47,336            33,621           133,359            68,766
                                           --------         ---------         ---------         ---------
Income (loss) before income taxes            (3,173)           14,439           (57,409)           23,039
Income tax benefit                                0            (3,310)          (16,880)                0
                                           --------         ---------         ---------         ---------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                                  (3,173)           17,749           (40,529)           23,039
Loss from discontinued operations,
 net of tax                                       0          (210,444)           (8,438)         (198,665)

Gain (loss), net, on discontinuance
 of mortgage and leasing
 businesses, net of tax                      (4,000)                0            12,361                 0
                                           --------         ---------         ---------         ---------
NET LOSS                                   $ (7,173)        $(192,695)        $ (36,606)        $(175,626)
                                           --------         ---------         ---------         ---------
Basic income (loss) from continuing
 operations per common share
  Class A                                  $  (0.13)        $    0.69         $   (1.61)        $    0.89
  Class B                                     (0.12)             0.71             (1.58)             0.93
  Combined                                    (0.12)             0.70             (1.59)             0.92
                                           --------         ---------         ---------         ---------
Diluted income (loss) from
 continuing operations per common
 share
  Class A                                  $  (0.13)        $    0.69         $   (1.61)        $    0.88
  Class B                                     (0.12)             0.70             (1.58)             0.91
  Combined                                    (0.12)             0.70             (1.59)             0.90
                                           --------         ---------         ---------         ---------
Basic net loss per common share
  Class A                                  $  (0.29)        $   (7.65)        $   (1.46)        $   (7.05)
  Class B                                     (0.27)            (7.63)            (1.43)            (7.01)
  Combined                                    (0.28)            (7.64)            (1.44)            (7.03)
                                           --------         ---------         ---------         ---------
Diluted net loss per common share
  Class A                                  $  (0.29)        $   (7.60)        $   (1.46)        $   (6.94)
  Class B                                     (0.27)            (7.58)            (1.43)            (6.91)
  Combined                                    (0.28)            (7.59)            (1.44)            (6.92)
                                           --------         ---------         ---------         ---------
Basic weighted average common
 shares outstanding
  Class A                                     9,098             9,097             9,082             9,093
  Class B                                    16,744            16,135            16,473            15,916
  Combined                                   25,842            25,232            25,555            25,009
                                           --------         ---------         ---------         ---------
Diluted weighted average common
 shares outstanding
  Class A                                     9,098             9,151             9,082             9,147
  Class B                                    16,744            16,253            16,473            16,247
  Combined                                   25,842            25,404            25,555            25,394
                                           --------         ---------         ---------         ---------


See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) ($ IN THOUSANDS)

                                                                         CLASS A     CLASS A         CLASS B       ADDITIONAL
                                                     COMPREHENSIVE      PREFERRED     COMMON          COMMON         PAID-IN
                                                     INCOME (LOSS)        STOCK       STOCK           STOCK          CAPITAL
                                                     -------------        -----      --------         -----          -------
BALANCE AT DECEMBER 31, 1999                                             $1,010          $105          $182         $232,585
Net loss                                               $(156,684)
Other comprehensive income:
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  expense of $5,111                                        9,492
                                                       ---------
Comprehensive loss                                     $(147,192)
                                                       =========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                                155
Issuance of stock-
 Benefit plans                                                                                            2            2,545
Amortization of deferred
 compensation
Termination benefit-
 Benefit plans                                                                             (1)           (4)          (6,455)
Retirement of treasury stock                                                               (4)           (4)          (8,496)
ESOP shares committed to be  released                                                                                     37
                                                                         ------          ----          ----         --------
BALANCE AT DECEMBER 31, 2000                                             $1,010          $100          $176         $220,371
                                                                         ------          ----          ----         --------
Net loss                                               $ (36,606)
Other comprehensive income:
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  expense of $1,140                                        2,117
                                                       ---------
Comprehensive loss                                     $ (34,489)
                                                       =========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                 3            2,429
Modifications of stock options and issuance of
  restricted stock                                                                                                     4,118
Issuance of stock-
 Benefit plans                                                                                                           419
Amortization of deferred
 compensation
Termination benefit-
 Benefit plans                                                                                           (1)          (1,877)
ESOP shares committed to be released                                                                                      28
                                                                         ------          ----          ----         --------
BALANCE AT JUNE 30, 2001                                                 $1,010          $100          $178         $225,488
                                                                         ------          ----          ----         --------

See Notes to Consolidated Financial Statements

($ IN THOUSANDS)

                                                   DEFERRED          ACCUMULATED
                                                 COMPENSATION           OTHER                                              TOTAL
                                                  & UNEARNED        COMPREHENSIVE      RETAINED        TREASURY        STOCKHOLDERS'
                                                  ESOP SHARES       INCOME (LOSS)      EARNINGS          STOCK             EQUITY
                                                  -----------       -------------      --------          -----             ------
BALANCE AT DECEMBER 31, 1999                       $(28,729)          $(10,794)       $421,741         $(26,469)          $589,631
Net loss                                                                              (156,684)                           (156,684)
Other comprehensive income:
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  expense of $5,111                                                      9,492                                               9,492
Comprehensive loss
Preferred and common cash
 dividends declared                                                                     (7,495)                             (7,495)
Exercise of stock options                                                                                                      155
Issuance of stock-
 Benefit plans                                       (2,547)                                                                     0
Amortization of deferred
 compensation                                         5,348                                                                  5,348
Termination benefit-
 Benefit plans                                        6,460                                                                      0
Retirement of treasury stock                                                                              8,504                  0
ESOP shares committed to be released                    418                                                                    455
                                                   --------           --------        --------         --------           --------
BALANCE AT DECEMBER 31, 2000                       $(19,050)          $ (1,302)       $257,562         $(17,965)          $440,902
                                                   --------           --------        --------         --------           --------
Net loss                                                                               (36,606)                            (36,606)
Other comprehensive income:
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  expense of $1,140                                                      2,117                                               2,117
Comprehensive loss
Preferred and common cash
 dividends declared                                                                     (3,882)                             (3,882)
Exercise of stock options                                                                                                    2,432
Modifications of stock options
 and issuance of restricted stock                                                                                            4,118
Issuance of stock-
 Benefit plans                                         (419)                                                                     0
Amortization of deferred
 compensation                                         1,629                                                                  1,629
Termination benefit-
 Benefit plans                                        1,878                                                                      0
ESOP shares committed to be  released                   209                                                                    237
                                                   --------           --------        --------         --------           --------
BALANCE AT JUNE 30, 2001                           $(15,753)           $   815        $217,074         $(17,965)          $410,947
                                                   --------           --------        --------         --------           --------

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            SIX MONTHS ENDED
($ IN THOUSANDS)                                                                JUNE 30,
----------------                                                                --------
                                                                        2001                2000
                                                                        ----                ----
                                                                               (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                                            $   (36,606)        $  (175,626)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Loss from discontinued operations, net of tax                          8,438             198,665
   Gain, net, on discontinuance of mortgage and leasing
     businesses, net of tax                                             (12,361)                  0
   Investment securities (gains) losses                                  14,316              (9,866)
   Loss on sale of deposits                                               2,835                   0
   Depreciation and amortization                                          5,198               5,368
   Provision for credit losses                                           16,324              12,670
   Change in receivables held for sale                                 (197,033)           (304,213)
   Proceeds from sale of receivables held for sale                      197,549             146,713
   Change in other assets and other liabilities                          (4,344)            (27,467)
   Change in retained interests in securitizations                      (15,750)             (9,422)
                                                                    -----------         -----------
Net cash used in operating activities                                   (21,434)           (163,178)
                                                                    -----------         -----------
INVESTING ACTIVITIES - CONTINUING OPERATIONS
   Change in federal funds sold and interest-
     bearing deposits                                                  (443,290)             37,607
   Purchase of investments available for sale                        (1,001,643)           (864,523)
   Proceeds from sales of investments available for sale                844,566             496,269
   Proceeds from maturing investments available for sale                749,182             194,206
   Change in receivables not held for sale                              (40,529)            (68,766)
   Purchases of premises and equipment, net                              (3,843)            (10,400)
                                                                    -----------         -----------
Net cash provided by (used in) investing activities                     104,443            (215,607)
                                                                    -----------         -----------
FINANCING ACTIVITIES - CONTINUING OPERATIONS
   Change in demand and savings deposits                                (11,311)            (21,398)
   Proceeds from issuance of time deposits                              376,747           1,113,062
   Payments for maturing time deposits                                 (676,153)           (291,332)
   Payment for sale of deposits and related accrued interest           (392,511)                  0
   Change in repurchase agreements, term fed funds and
     FHLB advances                                                            0            (324,191)
   Proceeds from issuance of long-term debt                             116,259             130,416
   Payments on redemption of long-term debt                            (470,109)           (153,348)
   Change in other borrowings                                            (4,289)             (2,836)
   Proceeds from issuance of stock                                        2,432                 152
   Cash dividends paid                                                   (3,882)             (3,760)
                                                                    -----------         -----------
Net cash (used in) provided by financing activities                  (1,062,817)            446,765
                                                                    -----------         -----------
DISCONTINUED OPERATIONS
   Proceeds from sale of mortgage business                            1,093,975                   0
   Other cash used in operating activities                              (91,734)              9,462
                                                                    -----------         -----------
   Net cash provided by operating activities                          1,002,241               9,462
   Net cash used in investing activities                                      0             (76,506)
   Net cash provided by financing activities                                  0              35,765
                                                                    -----------         -----------
Net cash provided by (used in) discontinued operations                1,002,241             (31,279)
                                                                    -----------         -----------
Net increase in cash                                                     22,433              36,701
Cash at beginning of period                                               1,716               5,784
                                                                    -----------         -----------
Cash at end of period                                               $    24,149         $    42,485
                                                                    -----------         -----------


See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

                                  JUNE 30, 2001
                                   (UNAUDITED)

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

NOTE 2) DISCONTINUED OPERATIONS

Effective February 28, 2001, we completed the sale of our mortgage business, Advanta Mortgage, to Chase Manhattan Mortgage Corporation as buyer. Following the transaction, we no longer operate a mortgage business. The purchase and sale agreement provided for the sale, transfer and assignment of substantially all of the assets and operating liabilities associated with our mortgage business, as well as specified contingent liabilities arising from our operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before closing that were not specifically assumed by the buyer. The proceeds from the sale exceeded $1 billion, subject to closing adjustments, resulting in an estimated gain of approximately $60 million before transaction expenses, severance expenses and other costs. Although the sale of our mortgage business resulted in a gain for financial reporting purposes, due to book/tax differences, we will not pay any material federal income tax as a result of the sale. See Note 13 for a discussion of litigation related to the sale of our mortgage business.

On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. We will continue to service the existing portfolio rather than sell the business or the portfolio. In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. In the six months ended June 30, 2001, we recorded an additional $6.0 million pretax loss due to a change in estimate of those operating results. This change in estimate was needed due to an increase in estimated credit losses expected throughout the remaining term of the leasing portfolio based on recent credit loss experience in 2001. A principal factor contributing to the credit losses is that one of our former leasing vendors recently filed for bankruptcy protection and this vendor's financial problems are impacting its ability to service a segment of our leasing portfolio.

The sale of the mortgage business and discontinuance of the leasing business represent the disposal of business segments following Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of these operations are classified as discontinued in all periods presented.

Advanta Leasing Services incurred a net loss of $9.0 million for the three months ended June 30, 2000, including revenues of $6.6 million, interest expense of $3.1 million, other expenses of $9.2 million, and income tax expense of $3.3 million. For the six months ended June 30, 2000, Advanta Leasing Services incurred a net loss of $14.2 million, including revenues of $10.1 million, interest expense of $6.1 million, and other expenses of $18.2 million.

Revenues and expenses of Advanta Mortgage were as follows for the period from January 1, 2001 to the disposal date of February 28, 2001 and for the three and six months ended June 30, 2000:

                                       January 1       Three Months       Six Months
                                        through           Ended              Ended
                                      February 28,       June 30,           June 30,
                                         2001              2000              2000
                                         ----              ----              ----
Revenues                               $ 36,631         $(108,460)        $    (654)
Interest expense                        (11,160)          (27,063)          (51,638)
Other expenses                          (37,721)          (76,545)         (132,146)
Income tax benefit                        3,812            10,638                 0
Income (loss) from discontinued
 operations                            $ (8,438)        $(201,430)        $(184,438)
                                       ---------        ----------        ----------


The estimated operating results of Advanta Leasing Services through the remaining term of the lease portfolio were estimated at the measurement date of December 31, 2000 in the determination of the loss on discontinuance. As discussed above, the estimate was revised and an additional $6.0 million loss was recorded in the six months ended June 30, 2001 as a loss on discontinuance.

In the three months ended June 30, 2001, we increased our estimate of mortgage transaction expenses by $2.0 million. The gain on the sale of the mortgage business does not reflect any impact from the post-closing adjustment process that has been extended by agreement of the parties.

The components of the gain (loss) on discontinuance of our mortgage and leasing businesses were as follows:

                                                      Three Months Ended                Six Months Ended
                                                         June 30, 2001                    June 30, 2001
                                                                     Advanta                          Advanta
                                                     Advanta         Leasing          Advanta         Leasing
                                                     Mortgage        Services         Mortgage        Services
                                                     --------        --------         --------        --------
Pretax gain (loss) on discontinuance of mortgage
   and leasing businesses                            $(2,000)        $ (2,000)        $ 25,753         $(6,000)
Income tax (expense) benefit                               0                0           (8,637)          1,245
Gain (loss) on discontinuance of mortgage and
   leasing businesses, net of tax                    $(2,000)        $ (2,000)        $ 17,116         $(4,755)
                                                     -------         --------         --------         -------

Per share data was as follows:

                                          Three Months Ended June 30,                           Six Months Ended June 30,
                                          ---------------------------                           -------------------------
                                                                  Advanta                                             Advanta
                                   Advanta Mortgage          Leasing Services          Advanta Mortgage           Leasing Services
                                   ----------------          ----------------          ----------------           ----------------
                                   2001        2000           2001       2000          2001        2000           2001        2000
                                   ----        ----           ----       ----          ----        ----           ----        ----
Basic loss from discontinued
operations per common share

 Class A                          $ 0.00      $(7.98)        $ 0.00      $(0.36)      $(0.33)     $(7.37)        $ 0.00      $(0.57)
 Class B                            0.00       (7.98)          0.00       (0.36)       (0.33)      (7.37)          0.00       (0.57)
 Combined                           0.00       (7.98)          0.00       (0.36)       (0.33)      (7.37)          0.00       (0.57)

Diluted loss from discontinued
operations per common share

 Class A                          $ 0.00      $(7.93)        $ 0.00      $(0.35)      $(0.33)     $(7.26)        $ 0.00      $(0.56)
 Class B                            0.00       (7.93)          0.00       (0.35)       (0.33)      (7.26)          0.00       (0.56)
 Combined                           0.00       (7.93)          0.00       (0.35)       (0.33)      (7.26)          0.00       (0.56)

Basic gain (loss), net, on
discontinuance of mortgage and
leasing businesses, net of
tax, per common share

   Class A                        $(0.08)     $ 0.00         $(0.08)     $ 0.00       $ 0.67      $ 0.00         $(0.19)     $ 0.00
   Class B                         (0.08)       0.00          (0.08)       0.00         0.67        0.00          (0.19)       0.00
   Combined                        (0.08)       0.00          (0.08)       0.00         0.67        0.00          (0.19)       0.00

Diluted gain (loss), net, on
discontinuance of mortgage
and leasing businesses, net
of tax, per common share

   Class A                        $(0.08)     $ 0.00         $(0.08)     $ 0.00       $ 0.67      $ 0.00         $(0.19)     $ 0.00
   Class B                         (0.08)       0.00          (0.08)       0.00         0.67        0.00          (0.19)       0.00
   Combined                        (0.08)       0.00          (0.08)       0.00         0.67        0.00          (0.19)       0.00


The components of net assets of discontinued operations were as follows:

                                              June 30,       December 31,
                                                2001             2000
                                                ----             ----
Loans and leases, net                        $ 65,339        $  370,682
Other assets                                  155,103           887,168
Liabilities                                    17,430            56,520
                                             --------        ----------
Net assets of discontinued operations        $203,012        $1,201,330
                                             ========        ==========

As discussed above, we will continue to service the existing lease portfolio. At June 30, 2001, there were $518 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $65 million. At December 31, 2000, there were $658 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $78 million. The retained interests in leasing securitizations are included in net assets of discontinued operations in the consolidated balance sheets. At June 30, 2001, the fair value of the retained interests in leasing securitizations was estimated using an 8.5% discount rate on future cash flows excluding credit losses, a 5.0% discount rate on future credit losses, a 5.2% loss rate and a weighted average life of 1.2 years. Actual results may vary from our estimates, and the impact of any differences will be recognized in income when determined.

NOTE 3) RESTRICTED INTEREST-BEARING DEPOSITS AND INVESTMENTS AVAILABLE FOR SALE

Restricted interest-bearing deposits at June 30, 2001 include $70.9 million of amounts held in escrow in connection with our litigation with Fleet Financial Group ("Fleet"), and $44.1 million held in escrow in connection with other litigation-related contingencies.

Investments available for sale consisted of the following:

                                                 JUNE 30, 2001                 DECEMBER 31, 2000
                                            AMORTIZED        MARKET        AMORTIZED         MARKET
                                              COST            VALUE           COST            VALUE
                                              ----            -----           ----            -----
U.S. Treasury & other U.S.
  Government securities                     $ 56,650        $ 57,690        $401,168        $401,225
State and municipal securities                 4,290           4,333           4,280           4,436
Collateralized mortgage obligations           28,500          28,575         165,689         162,897
Mortgage-backed securities                     9,501           9,597          91,520          91,973
Equity securities(1)                          36,287          36,287          72,403          72,403
Other(2)                                      19,146          19,146          25,735          25,858
                                            --------        --------        --------        --------
Total investments available for sale        $154,374        $155,628        $760,795        $758,792
                                            ========        ========        ========        ========

(1) Includes venture capital investments of $28.2 million at June 30, 2001 and $45.3 million at December 31, 2000. The amount shown as amortized cost represents fair value for these investments.

(2) Other investments at June 30, 2001 include $19.0 million of short-term investments held in a custodial account in connection with Advanta National Bank's February 2001 agreement with the Office of the Comptroller of the Currency.

NOTE 4) RECEIVABLES

Receivables on the balance sheet, including those held for sale, consisted of the following:

                                                              JUNE 30,        DECEMBER 31,
                                                                2001              2000
                                                                ----              ----
Business credit card receivables                             $ 353,978         $ 335,087
Other receivables                                               28,252            24,203
                                                             ---------         ---------
       Gross receivables                                       382,230           359,290
                                                             ---------         ---------
Add: Deferred origination costs, net of deferred fees           19,318            14,368
Less: Allowance for credit losses
  Business credit cards                                        (37,166)          (33,165)
  Other receivables                                               (402)             (202)
                                                             ---------         ---------
       Total allowance                                         (37,568)          (33,367)
                                                             ---------         ---------
Receivables, net                                             $ 363,980         $ 340,291
                                                             =========         =========

Gross managed receivables (owned receivables and securitized receivables) and managed credit quality data were as follows:

                                                          JUNE 30,        DECEMBER 31,
                                                            2001              2000
                                                            ----              ----
Owned business credit card receivables                  $  353,978        $  335,087
Owned other receivables                                     28,252            24,203
Securitized business credit card receivables             1,545,326         1,324,137
Total managed receivables                                1,927,556         1,683,427
Nonperforming assets - managed                              63,009            45,160
Receivables 30 days or more delinquent - managed           110,867            83,798
Net charge-offs year-to-date - managed                      61,852            64,638
                                                        ----------        ----------

NOTE 5) ALLOWANCE FOR CREDIT LOSSES

The following table presents activity in the allowance for credit losses for the periods presented:

                                  SIX MONTHS        YEAR ENDED
                                 ENDED JUNE 30,     DECEMBER 31,
                                      2001             2000
                                      ----             ----
Beginning balance                  $ 33,367         $ 14,865
Provision for credit losses          16,324           36,309
Gross charge-offs                   (14,374)         (20,176)
Recoveries                            2,251            2,369
                                   --------         --------
Net charge-offs                     (12,123)         (17,807)
                                   --------         --------
Ending balance                     $ 37,568         $ 33,367
                                   ========         ========

NOTE 6) SECURITIZATION ACTIVITIES

In September 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without amendment. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on our financial position or results of operations.

The following represents business credit card securitization data for the three and six months ended June 30, 2001 and 2000.

                                                                     Three Months Ended                Six Months Ended
                                                             June 30, 2001      June 30, 2000    June 30, 2001    June 30, 2000
                                                             -------------      -------------    -------------    -------------
Securitization income                                           $ 25,609           $ 17,994        $   47,782        $ 31,238
Servicing revenues                                                 6,909              4,546            13,561           8,386
Proceeds from new securitizations                                 97,549                  0           197,549         146,713
Proceeds from collections reinvested in revolving-period
   securitizations                                               805,607            514,691         1,523,245         920,037
Cash flows received on retained interests                         39,582             24,440            78,332          42,925
                                                                 -------            -------         ---------         -------

There were no purchases of delinquent accounts during the three or six months ended June 30, 2001 or 2000.

Retained interests in business credit card securitizations serve as credit enhancements for securitization transactions and include restricted cash reserves, the retained interest-only strip and subordinated trust assets. The following assumptions were used in measuring the fair value of retained interests in business credit card securitizations at June 30, 2001 and December 31, 2000. The assumptions listed represent weighted averages of assumptions used for each securitization.

                              June 30,      December 31,
                                2001           2000
                                ----           ----
Discount rate                   12.0%          12.0%
Monthly payment rate            17.9           19.0
Loss rate                        8.8            7.8
Net interest margin             13.2           10.8

We have prepared sensitivity analyses of the valuations of retained interests in securitizations. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. The following are the results of those sensitivity analyses on the valuation at June 30, 2001.

             Fair value at June 30, 2001                                $88,658
             Effect on fair value of the following
              hypothetical changes in key assumptions:
                 Discount rate increased by 2%                          $  (867)
                 Discount rate increased by 4%                           (1,725)
                 Monthly payment rate at 110% of base assumption           (954)
                 Monthly payment rate at 125% of base assumption         (1,913)
                 Loss rate at 110% of base assumption                    (3,758)
                 Loss rate at 125% of base assumption                    (9,405)
                 Net interest margin decreased by 1%                     (4,294)
                 Net interest margin decreased by 2%                     (8,589)

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

NOTE 7) SELECTED BALANCE SHEET INFORMATION

                                                   JUNE 30,       DECEMBER 31,
OTHER ASSETS                                         2001            2000
------------                                         ----            ----
Current and deferred income taxes, net             $100,455        $ 87,794
Cash surrender value of insurance contracts          21,131          20,432
Other                                               153,782         148,432
                                                   --------        --------
Total other assets                                 $275,368        $256,658
                                                   ========        ========

                                              JUNE 30,      DECEMBER 31,
OTHER LIABILITIES                               2001           2000
-----------------                               ----           ----
Accounts payable and accrued expenses        $ 52,722        $ 70,041
Accrued interest payable                       25,683          31,048
Other                                         127,412          95,032
                                             --------        --------
Total other liabilities                      $205,817        $196,121
                                             ========        ========

NOTE 8) LONG-TERM DEBT

Long-term debt consists of borrowings having an original maturity of over one year. The composition of long-term debt was as follows:

                                                               JUNE 30,               DECEMBER 31,
                                                                 2001                    2000
                                                                 ----                    ----
SENIOR DEBT:
12 month senior notes, fixed (10.66%-11.33%)                   $155,823                $152,553
18 month senior notes, fixed (9.08%-11.38%)                       9,278                   9,229
24 month senior notes, fixed (8.60%-11.42%)                      79,020                  86,109
30 month senior notes, fixed (8.85%-11.47%)                      15,095                  14,684
48 month senior notes, fixed (7.19%-11.51%)                       9,493                   8,384
60 month senior notes, fixed (6.49%-11.56%)                      35,735                  34,849
Value notes, fixed                                                    0                   3,271
Medium-term notes, fixed (6.92%-7.47%)                           23,505                 313,100
Medium-term notes, floating                                          10                  30,500
Medium-term bank notes, fixed                                         0                   3,404
Other senior notes, fixed (5.05%-11.33%)                         72,739                  98,387
                                                               --------                --------
Total senior debt                                               400,698                 754,470
Subordinated notes, fixed (9.08%-9.94%)                             636                     714
                                                               --------                --------
Total long-term debt                                           $401,334                $755,184
                                                               ========                ========

We used part of the proceeds from the sale of mortgage assets in the first quarter of 2001 to pay off substantially all of our outstanding medium-term notes and to reduce our outstanding senior notes. In addition, in the second quarter of 2001, we sold $389.7 million of deposit liabilities to E*TRADE Bank, a wholly-owned subsidiary of E*TRADE Group, Inc.

NOTE 9) CAPITAL STOCK

The Board of Directors of Advanta Corp. has authorized management to purchase up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our capital securities, or some combination thereof. As of July 31, 2001, we have repurchased approximately 120,000 shares of our Class B Common Stock.

Cash dividends per share of common stock declared during the three months ended June 30, 2001 and 2000 were $0.063 for Class A Common Stock and $0.076 for Class B Common Stock. Cash dividends per share of common stock declared during the six months ended June 30, 2001 and 2000 were $0.126 for Class A Common Stock and $0.151 for Class B Common Stock.

NOTE 10) SEGMENT INFORMATION

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


----------
* MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.

Our venture capital segment makes venture capital investments through our affiliates. The investment objective is to earn attractive returns by building the long-term values of the businesses in which they invest. Our investment affiliates combine transaction expertise, management skills and a broad contact base with strong industry-specific knowledge.

                                                         ADVANTA
                                                         BUSINESS           VENTURE
                                                           CARDS            CAPITAL          OTHER (1)              TOTAL
                                                           -----            -------          ---------              -----
THREE MONTHS ENDED JUNE 30, 2001
Interest income                                        $    19,113         $      2         $    13,721         $    32,836
Interest expense                                             7,998              421              17,700              26,119
Noninterest revenues (losses), net                          53,598           (5,607)             (2,161)             45,830
Unusual charges                                                  0                0               1,000               1,000
Pretax income (loss) from continuing operations             14,243           (6,551)            (10,865)             (3,173)
Average managed receivables                              1,848,424                0              28,184           1,876,608
Total assets                                               545,015           30,447           1,196,864           1,772,326
                                                       -----------         --------         -----------         -----------
THREE MONTHS ENDED JUNE 30, 2000
Interest income                                        $    19,136         $     23         $    14,922         $    34,081
Interest expense                                             8,599              342              12,618              21,559
Noninterest revenues (losses), net                          39,261            1,352                 (25)             40,588
Pretax income (loss) from continuing operations             15,481              433              (1,475)             14,439
Average managed receivables                              1,319,434                0              19,939           1,339,373
Total assets                                               612,270           48,403           3,206,495           3,867,168
                                                       -----------         --------         -----------         -----------
SIX MONTHS ENDED JUNE 30, 2001
Interest income                                        $    37,606         $     33         $    29,201         $    66,840
Interest expense                                            15,218              839              34,338              50,395
Noninterest revenues (losses), net                         100,774          (16,962)             (7,983)             75,829
Unusual charges                                                  0                0              41,750              41,750
Pretax income (loss) from continuing operations             27,691          (19,266)            (65,834)            (57,409)
Average managed receivables                              1,770,385                0              28,364           1,798,749
                                                       -----------         --------         -----------         -----------
SIX MONTHS ENDED JUNE 30, 2000
Interest income                                        $    35,020         $     54         $    29,390         $    64,464
Interest expense                                            13,792              659              27,287              41,738
Noninterest revenues (losses), net                          70,383           12,278                (912)             81,749
Pretax income (loss) from continuing operations             24,585           10,462             (12,008)             23,039
Average managed receivables                              1,220,035                0              20,346           1,240,381
                                                       -----------         --------         -----------         -----------

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

NOTE 11) UNUSUAL CHARGES

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

                                                                                        June 30,
                                                                         Charged          2001
                                                          Accrued in    to Accrual       Accrual
                                                             2001         in 2001        Balance
                                                             ----         -------        -------
Employee costs                                             $26,626        $16,330        $10,296
Expenses associated with exited businesses/products         12,565         10,356          2,209
Asset impairments                                            2,559          2,559              0
                                                           -------        -------        -------
Total                                                      $41,750        $29,245        $12,505
                                                           =======        =======        =======

Employee costs

In the first quarter of 2001, we recorded a $4.1 million charge for severance and outplacement costs associated with the restructuring of corporate functions. There were 69 employees severed who were entitled to benefits. These employees worked in corporate support functions including accounting and finance, human resources, information technology, legal and facilities management. Employees were notified in March 2001, and we expect to pay severance amounts over a 12-month period.

Additionally, during the first quarter of 2001, we incurred $21.6 million of other employee costs. This amount includes approximately $10 million attributable to bonuses to certain key employees in recognition of their efforts on behalf of Advanta in the strategic alternatives process. It also includes approximately $4.5 million of bonuses in recognition of the restructuring of the company and other significant transitional efforts. These bonuses will be paid over a 12-month period. In the second quarter of 2001, we recorded a $1.0 million increase in employee costs related to a revision in estimate associated with these bonuses. In 2001, we accelerated vesting of 32% of outstanding options that were not vested at the date of the closing of the sale of our mortgage business. This acceleration resulted in a non-cash charge of $1.3 million. In connection with reviewing our compensation plans after the sale of the mortgage business and restructuring of corporate functions, management identified certain programs that would not be continued, including stock appreciation rights and phantom stock programs. We recorded charges of $3.6 million associated with the settlement of outstanding stock appreciation rights and phantom stock with employees and directors. In addition, due to the restructuring of the company, we implemented a program whereby certain out-of-the money options are exchanged for shares of restricted stock. Non-cash charges associated with the issuance of the restricted stock under this program totaled $2.2 million.

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

In addition, in the three months ended March 31, 2001, there were charges of $2.2 million recorded related to other products exited in the first quarter of 2001 for which no future revenues or benefits would be received. We expect to pay these costs, which include lease and other commitments, over the next 12 months.

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

NOTE 12) EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share.

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                                  2001              2000             2001              2000
                                                  ----              ----             ----              ----
Income (loss) from continuing operations        $ (3,173)        $  17,749         $(40,529)        $  23,039
 Less: Preferred A dividends                           0                 0             (141)             (141)
                                                --------         ---------         --------         ---------
Income (loss) from continuing operations
 available to common shareholders                 (3,173)           17,749          (40,670)           22,898
Loss from discontinued operations, net
 of tax                                                0          (210,444)          (8,438)         (198,665)
Gain (loss), net, on discontinuance of
   mortgage and leasing businesses, net
   of tax                                         (4,000)                0           12,361                 0
                                                --------         ---------         --------         ---------
Net loss available to common
 shareholders                                     (7,173)         (192,695)         (36,747)         (175,767)
 Less: Class A dividends declared                   (574)             (573)          (1,146)           (1,092)
 Less: Class B dividends declared                 (1,302)           (1,296)          (2,595)           (2,527)
                                                --------         ---------         --------         ---------
Undistributed net loss                          $ (9,049)        $(194,564)        $(40,488)        $(179,386)
                                                --------         ---------         --------         ---------
Basic income (loss) from continuing
 operations per common share
  Class A                                       $  (0.13)        $    0.69         $  (1.61)        $    0.89
  Class B                                          (0.12)             0.71            (1.58)             0.93
  Combined(1)                                      (0.12)             0.70            (1.59)             0.92
Diluted income (loss) from continuing
 operations per common share
  Class A                                       $  (0.13)        $    0.69         $  (1.61)        $    0.88
  Class B                                          (0.12)             0.70            (1.58)             0.91
  Combined(1)                                      (0.12)             0.70            (1.59)             0.90
Basic net loss per common share
  Class A                                       $  (0.29)        $   (7.65)        $  (1.46)        $   (7.05)
  Class B                                          (0.27)            (7.63)           (1.43)            (7.01)
  Combined(1)                                      (0.28)            (7.64)           (1.44)            (7.03)
Diluted net loss per common share
  Class A                                       $  (0.29)        $   (7.60)        $  (1.46)        $   (6.94)
  Class B                                          (0.27)            (7.58)           (1.43)            (6.91)
  Combined(1)                                      (0.28)            (7.59)           (1.44)            (6.92)
                                                --------         ---------         --------         ---------
Basic weighted average common shares
 outstanding
  Class A                                          9,098             9,097            9,082             9,093
  Class B                                         16,744            16,135           16,473            15,916
  Combined                                        25,842            25,232           25,555            25,009
Options Class A                                        0                 1                0                 1
Options Class B                                        0               118                0               183
Restricted shares Class A                              0                53                0                53
Restricted shares Class B                              0                 0                0               148
Diluted weighted average common shares
 outstanding
  Class A                                          9,098             9,151            9,082             9,147
  Class B                                         16,744            16,253           16,473            16,247
  Combined                                        25,842            25,404           25,555            25,394
Antidilutive shares
  Options Class B                                  2,663             2,534            2,755             2,527
  Restricted shares Class A                           24                46               36                46
  Restricted shares Class B                          513             1,051              712             1,118
                                                --------         ---------         --------         ---------


(1)      Combined represents a weighted average of Class A and Class B earnings
         (loss) per common share.

NOTE 13) CONTINGENCIES

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

On December 21, 2000, Banc One Financial Services, Inc. and Bank One, N.A (together "Banc One") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, that alleges, among other things, that Advanta breached two mortgage loan servicing agreements by wrongfully withholding as termination fees an amount in excess of $23 million, from amounts that we had collected under the loan servicing agreements, and by failing to perform under those agreements in certain respects. We dispute these claims and allegations. An answer to Banc One's second amended complaint was filed July 3, 2001 denying liability, raising affirmative defenses and asserting a counterclaim. The case is in active discovery with a discovery cut-off date of April 2, 2002 and a trial ready date of May 2, 2002. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On February 1, 2001, Fleet and certain of its affiliates filed a complaint in Delaware Chancery Court in an attempt to block the sale of our mortgage business to Chase Manhattan Mortgage Corporation. The complaint alleged that the terms of the proposed sale of our mortgage business breach a provision of Fleet's 1998 agreement to acquire our consumer credit card business, as amended (the "Contribution Agreement"), that essentially requires a buyer of "substantially all" of our assets to assume any of our remaining obligations under the Contribution Agreement at the time of the sale of "substantially all" of our assets. In February 2001, we announced that we had reached an agreement with Fleet, with regard to Fleet's attempt to block the sale. As part of the agreement, Fleet dismissed its injunction claim and agreed that it would raise no future issue with respect to the sale of the mortgage business. Under the agreement, $70.1 million of our reserves in connection with our long-standing litigation with Fleet were funded in an escrow account. The court presiding over the claims will order the funds paid to Advanta or to Fleet depending upon the outcome of that litigation. The amount escrowed, $70.9 million including interest, represents our maximum exposure to Fleet in the litigation, assuming a court were to rule in favor of Fleet on every claim involved in the litigation.

On July 26, 2001, Chase Manhattan Mortgage Corporation ("Chase") filed a complaint against Advanta and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that Advanta breached its contract with Chase in connection with the sale of Advanta's mortgage business to Chase. Specifically, Chase claims that Advanta misled Chase concerning the value of certain of the assets sold to Chase. We believe that the lawsuit is without merit and will vigorously defend Advanta. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact to Advanta or the named subsidiaries.

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

NOTE 14) DERIVATIVES

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

We have used interest rate swaps to manage the impact of fluctuating interest rates on our cost of funds. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. In 2001, we used interest rate swaps to effectively convert fixed rate medium-term notes to a LIBOR-based variable rate. There were no interest rate swaps outstanding at June 30, 2001 because of the substantial reduction in outstanding medium-term notes during the second quarter of 2001. The notional amount of interest rate swaps outstanding was $194.5 million at December 31, 2000, and the estimated fair value was $379 thousand.

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

On January 1, 2001, all interest rate swaps used in continuing operations were designated as fair value hedges. There were no derivatives designated as cash flow hedges. There were no net gains (losses) from hedge ineffectiveness or from excluding a portion of a derivative instrument's gain or loss from the assessment of hedge effectiveness included in other income for the three or six months ended June 30, 2001. There was also no gain or loss recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

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

For the three months ended June 30, 2001, we reported a net loss from continuing operations of $3.2 million or $0.12 per combined diluted common share, compared to net income from continuing operations of $17.7 million or $0.70 per combined diluted common share for the same period of 2000. For the six months ended June 30, 2001, we reported a net loss from continuing operations of $40.5 million or $1.59 per combined common share, assuming dilution, compared to net income from continuing operations of $23.0 million or $0.90 per combined diluted common share for the same period of 2000. The losses from continuing operations in 2001 include unusual charges representing costs associated with the restructure of our corporate functions to a size commensurate with our ongoing businesses and certain other unusual charges related to employee costs. These charges totaled $40.8 million in the first quarter of 2001 and $1.0 million in the second quarter of 2001.

Net income for Advanta Business Cards was $8.8 million for the three months ended June 30, 2001 and $19.0 million for the same period of 2000. Net income for Advanta Business Cards for the six months ended June 30, 2001 was $17.0 million, compared to $24.6 for the same period of 2000. Our venture capital segment had a net loss of $4.0 million for the three months ended June 30, 2001, and net income of $4.3 million for the same period of 2000. For the six months ended June 30, 2001 our venture capital segment had a net loss of $11.8 million, compared to net income of $10.5 million for the same period of 2000.

Loss from discontinued operations, net of tax, was $8.4 million for the six months ended June 30, 2001, compared to $198.7 million for the same period of 2000. In addition to the operating results of discontinued operations, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $12.4 million for the six months ended June 30, 2001. The components of this net gain include a pretax gain on the sale of our mortgage business of $25.8 million, a pretax loss on the discontinuance of our leasing business of $6.0 million and tax expense of $7.4 million. The gain on the sale of our mortgage business includes a $2.0 million increase in our estimate of transaction expenses recorded in the second quarter of 2001. The loss on the discontinuance of our leasing business includes a $2.0 million revision in estimate recorded in the second quarter of 2001 related to an increase in estimated credit losses expected throughout the remaining term of the leasing portfolio based on recent credit loss experience in 2001.

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

         (13) the completion of the post-closing process following the sale of our mortgage business and the ultimate amount of restructuring and other related charges associated with the conclusion of the strategic alternatives process for our mortgage and leasing business;

         (14)     the impact of litigation; and

         (15)     the ability to attract and retain key personnel.

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

The managed business credit card receivable portfolio grew from $1.4 billion at June 30, 2000 to $1.7 billion at December 31, 2000 and to $1.9 billion at June 30, 2001. Advanta Business Cards originated 66,546 new accounts in the three months ended June 30, 2001, compared to 95,230 new accounts for the same period of 2000. Originations for the six months ended June 30, 2001 were 135,317 new accounts, compared to 201,641 new accounts in the same period of 2000. The growth in receivables and origination results for 2001 reflect our plan to grow our portfolio in a controlled manner that we believe is prudent in the present economic environment.

Pretax income for Advanta Business Cards was $14.2 million for the three months ended June 30, 2001 as compared to $15.5 million for the same period of 2000. The decrease of $1.3 million is comprised of a $0.5 million increase in net interest income and a $14.3 million increase in noninterest revenues, offset by a $3.1 million increase in the provision for credit losses and a $13.0 million increase in operating expenses. Pretax income for the six months ended June 30, 2001 was $27.7 million as compared to $24.6 million for the same period of 2000. The increase of $3.1 million for the six months ended June 30, 2001 as compared to the same period of 2000 includes a $1.2 million increase in net interest income and a $30.4 million increase in noninterest revenues, offset by a $3.5 million increase in the provision for credit losses and a $25.0 million increase in operating expenses. The increases in both net interest income and noninterest revenues in both periods are due primarily to growth in managed receivables, increases in portfolio yields and increased interchange income. The increases in operating expenses in both periods resulted from growth in managed receivables and account origination activities. The increases in provision for credit losses in both periods relate to the seasoning of the business credit card portfolio and the current economic environment.

SECURITIZATION INCOME

Advanta Business Cards recognized securitization income of $25.6 million for the three months ended June 30, 2001 and $47.8 million for the six months ended June 30, 2001. This compares to $18.0 million of securitization income recognized for the three months ended June 30, 2000 and $31.2 million of securitization income recognized for the six months ended June 30, 2000. Advanta Business Cards sells interests in receivables through securitizations. Advanta Business Cards also sells receivables to existing securitization trusts on a continuous basis to replenish the investors' interest in trust receivables that have been repaid by the card holders. The increase in securitization income in 2001 was due to increased yields on the securitized receivables and increased volume of securitized receivables, partially offset by increased credit losses on securitized receivables.

The following table provides selected information on a managed loan portfolio basis.

                                                                      June 30,
                                                                      --------
Managed Portfolio Data ($ in thousands)                       2001                 2000
---------------------------------------                       ----                 ----
Average managed business credit card receivables:
  Three months ended June 30                             $  1,848,424         $  1,319,434
  Six months ended June 30                                  1,770,385            1,220,035
Ending managed business credit card receivables             1,899,304            1,428,732
Ending number of accounts managed                             656,324              516,904
Managed net interest margin:
  Three months ended June 30                                     14.3%                12.3%
  Six months ended June 30                                       14.1                 12.6
As a percentage of gross managed receivables
  Receivables 30 days or more delinquent                          5.8%                 3.7%
  Net charge-offs:
    Three months ended June 30                                    7.4%                 3.8%
    Six months ended June 30                                      7.0                  4.1

In September 2000, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without amendment. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on our financial position or results of operations.

SERVICING REVENUES

Advanta Business Cards recognized servicing revenue of $6.9 million for the three months ended June 30, 2001 and $13.6 million for the six months ended June 30, 2001. This compares to servicing revenue of $4.5 million for the three months ended June 30, 2000 and $8.4 million for the six months ended June 30, 2000. The increase in servicing revenue was due to increased volume of securitized receivables.

INTERCHANGE INCOME

Business credit card interchange income was $20.6 million for the three months ended June 30, 2001 and $38.2 million for the six months ended June 30, 2001. This compares to business credit card interchange income of $15.4 million for the three months ended June 30, 2000 and $28.0 million for the six months ended June 30, 2000. The increase in interchange income was primarily due to higher purchase volume related to the increase in average managed business credit card accounts and receivables. The average interchange rate was 2.2% in the three months ended June 30, 2001, compared to 2.1% in the same period of 2000. The average interchange rate was 2.1% for the six months ended June 30, 2001 and 2000.

VENTURE CAPITAL

Our venture capital segment makes venture capital investments through our affiliates. The investment objective is to earn attractive returns by building the long-term values of the businesses in which they invest. Our investment affiliates combine transaction expertise, management skills and a broad contact base with strong industry-specific knowledge. Consistent with market conditions, pretax loss for the venture capital segment was $6.6 million for the three months ended June 30, 2001, and included $5.6 million of decreases in valuations of venture capital investments. Pretax income for the venture capital segment was $0.4 million for the three months ended June 30, 2000, and included $1.4 million in gains on venture capital investments. For the six months ended June 30, 2001, pretax loss for the venture capital segment was $19.3 million as compared to pretax income of $10.5 million for the same period of 2000. The pretax loss for the six months ended June 30, 2001 included $17.0 million of decreases in valuations and losses on venture capital investments as compared to $12.3 million in gains realized on venture capital investments in the same period of 2000.

DISCONTINUED OPERATIONS

Loss from discontinued operations, net of tax, was $8.4 million for the period from January 1, 2001 through February 28, 2001, the effective date of the sale of our mortgage business. Loss from discontinued operations, net of tax, was $210.4 million for the three months ended June 30, 2000 and $198.7 million for the six months ended June 30, 2000. Loss from discontinued operations for the three and six months ended June 30, 2000 includes charges which were made in response to our regulatory review process, including the implementation of the agreements with the bank regulators that were signed during the second and third quarters of 2000, and changes during the second quarter in the market and the political and regulatory environment for subprime lending. These charges include a pretax reduction in the valuation of Advanta National Bank's retained interests in mortgage securitizations of $214.0 million and an increase in Advanta National Bank's on-balance sheet allowance for credit losses related to mortgage loans of $22.0 million. These Advanta National Bank charges reduced net income by $236.0 million or $9.31 per combined common diluted share.

In addition to the operating results through February 28, 2001 of discontinued operations, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $12.4 million for the six months ended June 30, 2001. This net gain includes a pretax gain on the sale of our mortgage business of $25.8 million, a pretax loss on the discontinuance of our leasing business of $6.0 million and tax expense of $7.4 million.

Effective February 28, 2001, we completed the sale of our mortgage business, Advanta Mortgage, to Chase Manhattan Mortgage Corporation as buyer. Following the transaction, we no longer operate a mortgage business. The purchase and sale agreement provided for the sale, transfer and assignment of substantially all of the assets and operating liabilities associated with our mortgage business, as well as specified contingent liabilities arising from our operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before closing that were not specifically assumed by the buyer. The proceeds from the sale exceeded $1 billion, subject to closing adjustments, resulting in an estimated gain of approximately $60 million before transaction expenses, severance expenses and other costs. The gain on the sale of the mortgage business does not reflect any impact from the post-closing adjustment process that has been extended by agreement of the parties. Although the sale of our mortgage business resulted in a gain for financial reporting purposes, due to book/tax differences, we will not pay any material federal income tax as a result of the sale. See Note 13 to the consolidated financial statements for a discussion of litigation related to the sale of our mortgage business.

On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. We will continue to service the existing portfolio rather than sell the business or the portfolio. In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. In the six months ended June 30, 2001, we recorded an additional $6.0 million pretax loss due to a change in estimate of those operating results. This change in estimate was needed due to an increase in estimated credit losses expected throughout the remaining term of the leasing portfolio based on recent credit loss experience in 2001. A principal factor contributing to the credit losses is that one of our former leasing vendors recently filed for bankruptcy protection and this vendor's financial problems are impacting its ability to service a segment of our leasing portfolio.

INTEREST INCOME AND EXPENSE

Interest income on receivables and investments decreased $1.2 million for the three months ended June 30, 2001 as compared to the same period of 2000, and increased $2.4 million for the six months ended June 30, 2001 as compared to the same period of 2000. During the three months ended June 30, 2001, interest expense increased by $4.6 million as compared to the same period of 2000, and increased $8.7 million for the six months ended June 30, 2001 as compared to the same period of 2000. The decrease in interest income for the three months ended June 30, 2001 was due to a decrease in on-balance sheet business credit card receivables, offset by an increase in yields on business credit card receivables. The increase in interest income for the six months ended June 30, 2001 was due to an increase in yields on business credit card receivables. The increase in interest expense in both periods was due to an increase in our cost of funds. Our cost of funds increased to 7.41% for the three months ended June 30, 2001 from 6.75% during the same period of 2000, and increased to 7.33% for the six months ended June 30, 2001 from 6.58% for the same period of 2000. The increase in the cost of funds in 2001 was attributable to the increase in debt as a percentage of total interest-bearing liabilities and an increase in the interest rate on debt funding. Debt represented 32% of total average interest-bearing liabilities for the three months ended June 30, 2001 as compared to 25% for the same period of 2000, and represented 35% for the six months ended June 30, 2001 as compared to 25% for the same period of 2000. The average interest rate on debt funding was 9.77% for the three months ended June 30, 2001 as compared to 7.94% for the same period of 2000, and was 9.05% for the six months ended June 30, 2001 as compared to 7.74% for the same period of 2000.

The following table provides an analysis of owned interest income and expense data, average balance sheet data, net interest spread and net interest margin. Net interest spread represents the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin represents the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets. Interest income includes late fees on business credit card receivables. Average owned receivables include certain loan fees and costs.

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                 2001                                      2000
                                                                 ----                                      ----
                                             AVERAGE                         YIELD/       AVERAGE                    YIELD/
NET INTEREST INCOME                         BALANCE(1)         INTEREST      RATE        BALANCE(1)      INTEREST     RATE
                                            ----------         --------      ----        ----------      --------    ------
ON-BALANCE SHEET
Receivables:
 Business credit cards                       $371,764          $18,841       20.33%        $401,630       $18,894     18.92%
 Other receivables                             28,184              348        4.95           19,939           153      3.09
                                           ----------          -------                   ----------       -------
Total owned receivables                       399,948           19,189       19.24          421,569        19,047     18.17
Investments(2)                              1,156,111           13,340        4.58          931,140        15,076      6.46
Interest-earning assets
 of discontinued
 operations                                    95,565            2,917       12.21        1,790,644        52,607     11.78
                                           ----------          -------                   ----------       -------     -----
Total interest-earning
 assets                                    $1,651,624          $35,446        8.57%      $3,143,353       $86,730     11.06%



Interest-bearing
 liabilities(3)                            $1,503,172          $27,759        7.41%      $3,009,002       $50,590      6.75%


Net interest spread                                                           1.16%                                    4.31%
Net interest margin                                                           1.87%                                    4.62%


                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                        2001                                                2000
                                                        ----                                                ----
                                      AVERAGE                          YIELD/            AVERAGE                           YIELD/
NET INTEREST INCOME                   BALANCE(1)      INTEREST         RATE             BALANCE(1)         INTEREST         RATE
-------------------                   ----------      --------         ----             ----------         --------         ----
ON-BALANCE SHEET
Receivables:
 Business credit cards                  $371,118       $37,027         20.12%             $373,931         $ 34,580        18.60%
 Other receivables                        28,364           558          3.97                20,346              396         3.92
                                      ----------       -------                          ----------         --------
Total owned receivables                  399,482        37,585         18.97               394,277           34,976        17.84
Investments(2)                         1,137,745        29,058          5.10               924,371           29,547         6.38
Interest-earning assets
 of discontinued
 operations                              339,011        25,720         15.20             1,804,193          104,576        11.63
                                      ----------       -------                          ----------         --------
Total interest-earning
 assets                               $1,876,238       $92,363          9.88%           $3,122,841         $169,099        10.86%

Interest-bearing
 liabilities(3)                       $1,794,907       $65,279          7.33%           $2,964,843          $97,239         6.58%


Net interest spread                                                     2.55%                                               4.28%
Net interest margin                                                     2.91%                                               4.63%


(1)      Includes assets held and available for sale and nonaccrual receivables.

(2) Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3) Includes funding of assets for both continuing and discontinued operations.

OTHER REVENUES

($ in thousands)                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                         JUNE 30,
                                                          --------                         --------
                                                    2001            2000             2001            2000
                                                    ----            ----             ----            ----
Investment securities gains (losses), net         $(6,119)        $(1,048)        $(14,316)        $ 9,866
Loss on sale of deposits                           (2,835)              0           (2,835)              0
Insurance revenues (losses), net and other          1,680           3,699           (6,571)          4,260
                                                  -------         -------         --------         -------
  Total other revenues, net                       $(7,274)        $ 2,651         $(23,722)        $14,126
                                                  =======         =======         ========         =======

Investment securities gains (losses) include changes in the fair value and realized gains (losses) on venture capital investments. Investment securities losses for the three months ended June 30, 2001 include $5.6 million of decreases in valuations of venture capital investments and $0.5 million of realized losses on other investments. Investment securities losses for the six months ended June 30, 2001 also include a $4.9 million loss on the sale of a venture capital investment, $6.5 million of decreases in valuations of venture capital investments, and $3.2 million of realized gains on other investments. Investment securities gains for the six months ended June 30, 2000 include $1.4 million in gains on venture capital investments in the second quarter of 2000, $10.9 million in gains on venture capital investments in the first quarter of 2000, and $2.4 million of realized losses on other investments.

In the second quarter of 2001, we sold $389.7 million of deposit liabilities to E*TRADE Bank, a wholly-owned subsidiary of E*TRADE Group, Inc., resulting in a $2.8 million loss.

In the first quarter of 2001, we successfully negotiated an early termination of our strategic alliance with Progressive Casualty Insurance Company to direct market auto insurance. The loss in insurance revenues (losses), net and other for the six months ended June 30, 2001 includes operating results of insurance operations, the impact of the termination of the strategic alliance with Progressive Casualty Insurance Company and charges related to the write-off of certain assets previously associated with the auto insurance strategic alliance.

OPERATING EXPENSES

($ in thousands)                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUNE 30,                            JUNE 30,
                                                                      --------                            --------
                                                               2001             2000              2001              2000
                                                               ----             ----              ----              ----
Salaries and employee benefits                                $14,882          $ 7,877           $29,877           $20,433
Amortization of business credit
  card deferred origination
  costs, net                                                    9,315            5,288            17,109             9,559
External processing                                             4,391            3,397             8,254             6,398
Professional/consulting fees                                    3,158            3,786             6,222             7,275
Marketing expense                                               2,150            3,511             6,974             5,296
Equipment expense                                               1,635            2,195             3,659             4,037
Occupancy expense                                               1,652            2,103             3,235             4,429
Telephone expense                                                 757            1,184             2,230             2,242
Other                                                           6,176            2,060             9,609             4,657
                                                              -------          -------           -------           -------
Total operating expenses                                      $44,116          $31,401           $87,169           $64,326
                                                              =======          =======           =======           =======


Salaries and employee benefits, amortization of business credit card deferred origination costs, net, and external processing expense have increased for the three and six months ended June 30, 2001 as compared to the same periods of 2000, due primarily to increased account origination activities in Advanta Business Cards as well as the resulting growth in managed business credit card receivables. Average managed business credit card receivables increased to $1.8 billion for the three months ended June 30, 2001 from $1.3 billion for the same period of 2000, and increased to $1.8 billion for the six months ended June 30, 2001 from $1.2 billion for the same period of 2000.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses of $8.4 million for the three months ended June 30, 2001 increased by $3.3 million as compared to the provision for credit losses of $5.1 million for the same period of 2000. The provision for credit losses of $16.3 million for the six months ended June 30, 2001 increased by $3.6 million in comparison to the provision for credit losses of $12.7 million for the same period of 2000. The increases in provision for credit losses in both periods relate to the seasoning of the business credit card portfolio and the current economic environment.

At June 30, 2001, the allowance for credit losses on a consolidated basis was $37.6 million, or 9.8% of owned receivables, as compared to $33.4 million, or 9.3% of owned receivables, at December 31, 2000. The allowance for credit losses on business credit card receivables was $37.2 million at June 30, 2001 as compared to $33.2 million at December 31, 2000. The allowance for credit losses on business credit card receivables represented 10.5% of owned receivables at June 30, 2001 and 9.9% of owned receivables at December 31, 2000. Total owned business credit card receivables 30 days or more delinquent at June 30, 2001 were 6.1% of gross receivables as compared to 5.5% at December 31, 2000. We have experienced a trend of increasing charge-off rates, consistent with our expectations of the seasoning portfolio and the current economic environment, which has been factored into our estimate of the allowance for credit losses.

                                                                                Three Months Ended
                                                                                ------------------
                                                             Mar.       Jun.      Sept.     Dec.      Mar.       Jun.
                                                             2000       2000      2000      2000      2001       2001
                                                             ----       ----      ----      ----      ----       ----
Net charge-offs as a % of owned business credit card
   receivables                                               4.1%       3.7%      4.9%      5.1% *     6.4%       6.7%

* The charge-off rate for the fourth quarter of 2000 includes a 0.5% acceleration of charge-offs to adopt a 60-day charge-off policy for bankrupt accounts.

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

The following table provides a summary of nonperforming assets, delinquencies and charge-offs as of and for the year-to-date periods indicated ($ in thousands).


                                                                                    JUNE 30,         DEC. 31,       JUNE 30,
CREDIT QUALITY                                                                        2001           2000 (A)         2000
--------------                                                                        ----           --------         ----
CONSOLIDATED - MANAGED
Nonperforming assets                                                                $ 63,009          $45,160        $31,726
Receivables 30 days or more delinquent                                               110,867           83,798         53,593
As a percentage of gross receivables:
 Nonperforming assets                                                                    3.3%             2.7%           2.2%
 Receivables 30 days or more delinquent                                                  5.8              5.0            3.7
Net charge-offs:
 Amount                                                                             $ 61,852          $64,638        $25,043
 As a percentage of average gross receivables (annualized)                               6.9%             4.6%           4.0%

CONSOLIDATED - OWNED
Allowance for credit losses                                                         $ 37,568          $33,367        $20,334
Nonperforming assets                                                                  12,669           10,700         11,568
Receivables 30 days or more delinquent                                                22,482           19,395         19,602
As a percentage of gross receivables:
 Allowance for credit losses                                                             9.8%             9.3%           3.9%
 Nonperforming assets                                                                    3.3              3.0            2.2
 Receivables 30 days or more delinquent                                                  5.9              5.4            3.7
Net charge-offs:
 Amount                                                                             $ 12,123          $17,807        $ 7,201
 As a percentage of average gross receivables (annualized)                               6.1%             4.2%           3.7%

BUSINESS CREDIT CARDS - MANAGED
Nonperforming assets                                                                $ 62,606          $44,600        $31,199
Receivables 30 days or more delinquent                                               109,877           82,915         52,828
As a percentage of gross receivables:
 Nonperforming assets                                                                    3.3%             2.7%           2.2%
 Receivables 30 days or more delinquent                                                  5.8              5.0            3.7
Net charge-offs:
 Amount                                                                             $ 61,852          $64,636        $25,043
 As a percentage of average gross receivables (annualized)                               7.0%             4.7%           4.1%

BUSINESS CREDIT CARDS - OWNED
Allowance for credit losses                                                         $ 37,166          $33,165        $20,132
Nonperforming assets                                                                  12,266           10,140         11,041
Receivables 30 days or more delinquent                                                21,492           18,512         18,837
As a percentage of gross receivables:
 Allowance for credit losses                                                            10.5%             9.9%           4.0%
 Nonperforming assets                                                                    3.5              3.0            2.2
 Receivables 30 days or more delinquent                                                  6.1              5.5            3.7
Net charge-offs:
 Amount                                                                             $ 12,123          $17,805        $ 7,201
 As a percentage of average gross receivables (annualized)                               6.5%             4.5%           3.9%


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

EMPLOYEE COSTS

In the first quarter of 2001, we recorded a $4.1 million charge for severance and outplacement costs associated with the restructuring of corporate functions. There were 69 employees severed who were entitled to benefits. These employees worked in corporate support functions including accounting and finance, human resources, information technology, legal and facilities management. Employees were notified in March 2001, and we expect to pay severance amounts over a 12-month period.

Additionally, during the first quarter of 2001, we incurred $21.6 million of other employee costs. This amount includes approximately $10 million attributable to bonuses to certain key employees in recognition of their efforts on behalf of Advanta in the strategic alternatives process. It also includes approximately $4.5 million of bonuses in recognition of the restructuring of the company and other significant transitional efforts. These bonuses will be paid over a 12-month period. In the second quarter of 2001, we recorded a $1.0 million increase in employee costs related to a revision in estimate associated with these bonuses. In 2001, we accelerated vesting of 32% of outstanding options that were not vested at the date of the closing of the sale of our mortgage business. This acceleration resulted in a non-cash charge of $1.3 million. In connection with reviewing our compensation plans after the sale of the mortgage business and restructuring of corporate functions, management identified certain programs that would not be continued, including stock appreciation rights and phantom stock programs. We recorded charges of $3.6 million associated with the settlement of outstanding stock appreciation rights and phantom stock with employees and directors. In addition, due to the restructuring of the company, we implemented a program whereby certain out-of-the money options are exchanged for shares of restricted stock. Non-cash charges associated with the issuance of the restricted stock under this program totaled $2.2 million.

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

In addition, in the three months ended March 31, 2001, there were charges of $2.2 million recorded related to other products exited in the first quarter of 2001 for which no future revenues or benefits would be received. We expect to pay these costs, which include lease and other commitments, over the next 12 months.

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

INCOME TAXES

Income tax expense (benefit) is based on the estimated annual effective tax rate of 29% for the six months ended June 30, 2001, compared to a 0% tax rate for the comparable 2000 period. The income tax benefit for the six months ended June 30, 2001 represents the benefit we expect to realize over the remaining six months of fiscal year 2001.

ASSET/LIABILITY MANAGEMENT

We manage our financial condition with a focus on maintaining disciplined management of market risks and prudent levels of leverage and liquidity.

MARKET RISK SENSITIVITY

We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We estimate that at June 30, 2001, our net interest income over a 12-month period would increase by approximately 3% if interest rates were to rise by 200 basis points, and that our net interest income over a 12-month period would decrease by approximately 1% if interest rates were to fall by 200 basis points. We also measure the effect of interest rate risk on our managed interest income, which includes net interest income on owned assets and net interest income on securitized receivables. We estimate that at June 30, 2001, our managed net interest income over a 12-month period would decrease by approximately 8 to 10% if interest rates were to rise by 200 basis points, and that our managed net interest income over a 12-month period would increase by approximately 10 to 12% if interest rates were to fall by 200 basis points. Our business credit card receivables include interest rate floors that cause our managed net interest income to rise in the declining rate scenario. The interest rate floors also cause a decrease in managed net interest income in a rising rate scenario. Current rates are well below certain of the interest rate floors, and a 200 basis point increase in rates would not impact the contractual rate on a substantial portion of the receivables. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

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

LIQUIDITY AND CAPITAL RESOURCES

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. During the six months ended June 30, 2001, we securitized approximately $215 million of business credit card receivables. At June 30, 2001, we had $444 million of federal funds sold, $154 million of receivables held for sale, and $98.7 million of investments, which could be sold to generate additional liquidity. Components of funding were as follows:

                                                                June 30, 2001              December 31, 2000
                                                                -------------              -----------------
                                                              Amount          %            Amount           %
                                                              ------          -            ------           -

Off-balance sheet business credit card receivables         $1,545,326         50%       $1,324,137          33%
Deposits                                                      654,228         21         1,346,976          34
Debt and other borrowings                                     401,334         13           759,473          19
Equity, including capital securities
                                                              510,947         16           540,902          14
                                                           ----------        ---        ----------         ---
Total                                                      $3,111,835        100%       $3,971,488         100%
                                                           ----------        ---        ----------         ---


At June 30, 2001, we had a $280 million committed commercial paper conduit facility secured by business credit card receivables, of which $235 million was unused at June 30, 2001.

In the first quarter of 2001, we received in excess of $1 billion in cash proceeds from the sale of our mortgage business. We have strategically used the proceeds to strengthen Advanta for the future, including a significant reduction in our leverage. In the second quarter of 2001, we sold $389.7 million of our deposit liabilities to E*TRADE Bank, a wholly-owned subsidiary of E*TRADE Group, Inc. We also paid off substantially all of our outstanding medium-term notes and reduced our outstanding retail notes. In the three months ended June 30, 2001, we reduced debt and deposits by $902 million. Also, because of our current liquidity position, Advanta Corp. is temporarily not originating or renewing retail notes and Advanta National Bank has suspended originations of deposit accounts.

The sale of the mortgage business in the first quarter of 2001 resulted in liquidity in excess of the needs of our continuing businesses. Excess liquid assets are being held in short-term, high-quality investments earning money market rates until they can be deployed. As a result we had interest expense in excess of interest income on this excess liquidity in 2001. The deposit sale and significant debt reduction in the second quarter of 2001 will reduce this net interest expense and excess liquidity. However, we expect to continue to have interest expense in excess of interest income on excess liquidity for the next several quarters due to the time required to reduce interest-bearing liabilities.

In the first quarter of 2001, we successfully negotiated an early termination of our strategic alliance with Progressive Casualty Insurance Company to direct market auto insurance and received regulatory approval for a dividend from our insurance subsidiary to the parent company. The insurance dividend, along with other payments from the insurance subsidiary in the first quarter of 2001, increased parent liquidity by $62.5 million. In the second quarter of 2001, there was an additional dividend from an insurance subsidiary of $5.6 million.

In the first quarter of 2001, after consideration of the parent liquidity and the capital requirements for the ongoing business, the Board of Directors of Advanta Corp. authorized management to purchase up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our capital securities, or some combination thereof. We intend to make purchases modestly and when we believe it is prudent to do so while we analyze evolving capital requirements. As of July 31, 2001, we have repurchased approximately 120,000 shares of our Class B Common Stock.

Our regulatory agreements with the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation prohibit the payment of dividends by Advanta National Bank or Advanta Bank Corp. without prior regulatory approval. In connection with the sale of our mortgage business in the first quarter of 2001, Advanta National Bank sought approval of the OCC for a return of capital to Advanta Corp. in the amount of $261 million. On February 28, 2001, the OCC approved the amount requested and, at the same time, Advanta National Bank entered into an agreement with the OCC regarding restrictions on new business activities and product lines at Advanta National Bank after the sale of the mortgage business and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to 12.7% for Tier 1 and Total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement provides for prior OCC approval of any future dividends. Advanta Bank Corp. is unaffected by the agreement with the OCC.

At June 30, 2001, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 20.30%, and Advanta Bank Corp.'s combined total capital ratio was 15.36%. At December 31, 2000, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 15.08% and Advanta Bank Corp.'s combined total capital ratio was 14.60%. In each case, Advanta National Bank and Advanta Bank Corp. had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of our agreement with the OCC, even though we have achieved the higher imposed capital ratios required by the agreement.

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

On December 21, 2000, Banc One Financial Services, Inc. and Bank One, N.A (together "Banc One") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, that alleges, among other things, that Advanta breached two mortgage loan servicing agreements by wrongfully withholding as termination fees an amount in excess of $23 million, from amounts that we had collected under the loan servicing agreements, and by failing to perform under those agreements in certain respects. We dispute these claims and allegations. An answer to Banc One's second amended complaint was filed July 3, 2001 denying liability, raising affirmative defenses and asserting a counterclaim. The case is in active discovery with a discovery cut-off date of April 2, 2002 and a trial ready date of May 2, 2002. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On February 1, 2001, Fleet and certain of its affiliates filed a complaint in Delaware Chancery Court in an attempt to block the sale of our mortgage business to Chase Manhattan Mortgage Corporation. The complaint alleged that the terms of the proposed sale of our mortgage business breach a provision of Fleet's 1998 agreement to acquire our consumer credit card business, as amended (the "Contribution Agreement"), that essentially requires a buyer of

"substantially all" of our assets to assume any of our remaining obligations under the Contribution Agreement at the time of the sale of "substantially all" of our assets. In February 2001, we announced that we had reached an agreement with Fleet, with regard to Fleet's attempt to block the sale. As part of the agreement, Fleet dismissed its injunction claim and agreed that it would raise no future issue with respect to the sale of the mortgage business. Under the agreement, $70.1 million of our reserves in connection with our long-standing litigation with Fleet were funded in an escrow account. The court presiding over the claims will order the funds paid to Advanta or to Fleet depending upon the outcome of that litigation. The amount escrowed, $70.9 million including interest, represents our maximum exposure to Fleet in the litigation, assuming a court were to rule in favor of Fleet on every claim involved in the litigation.

On July 26, 2001, Chase Manhattan Mortgage Corporation ("Chase") filed a complaint against Advanta and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that Advanta breached its contract with Chase in connection with the sale of Advanta's mortgage business to Chase. Specifically, Chase claims that Advanta misled Chase concerning the value of certain of the assets sold to Chase. We believe that the lawsuit is without merit and will vigorously defend Advanta. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact to Advanta or the named subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      Advanta Corp. held its Annual Meeting of Stockholders on June 21, 2001.

(b)      Not required.

(c)      The following proposal was submitted to a vote of stockholders.

         (i) The election of three directors to hold office until the 2004 Annual Meeting of Stockholders.

         NOMINEES                   VOTES FOR                VOTES WITHHELD
         --------                   ---------                --------------
        Dennis Alter                8,242,839                   1,458,805
        Dana Becker Dunn            9,438,058                     263,606
        Arthur Bellis               9,397,402                     304,262

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following exhibits are being filed with this report on Form 10-Q.

         EXHIBIT
         NUMBER   DESCRIPTION OF DOCUMENT
         ------   -----------------------
         2.1      Purchase and Assumption Agreement, dated as of May 7, 2001, by and between Advanta Corp. and E*TRADE Bank.

         12       Consolidated Computation of Ratio of Earnings to Fixed Charges


(b) Reports on Form 8-K

         (b)(1) A Current Report on Form 8-K, dated April 9, 2001, was filed by Advanta announcing that $237.7 million of medium-term notes had been tendered in response to the tender offer which was announced March 7, 2001.

         (b)(2) A Current Report on Form 8-K, dated April 24, 2001, was filed by Advanta setting forth the financial highlights of Advanta's results of operations for the three months ended March 31, 2001.

         (b)(3) A Current Report on Form 8-K, dated June 28, 2001, was filed by Advanta announcing its sale of $389.7 million of deposit liabilities to E*TRADE Bank, a wholly-owned subsidiary of E*TRADE Group, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Advanta Corp.
                  (Registrant)

August 14, 2001              By /s/Philip M. Browne
                                --------------------------
                                 Senior Vice President and
                                 Chief Financial Officer

August 14, 2001              By /s/David B. Weinstock
                                --------------------------
                                 Vice President and
                                 Chief Accounting Officer

         EXHIBIT INDEX

EXHIBIT    DESCRIPTION
-------    -----------
  2.1      Purchase and Assumption Agreement, dated as of May 7, 2001, by and between Advanta Corp. and E*TRADE Bank.

  12       Consolidated Computation of Ratio of Earnings to Fixed Charges