Form 10-Q
period 2001-09-30
ADVANTA CORP
filed 2001-11-14
CIK 96638

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001 or

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

                    Class A                     Outstanding at November 2, 2001
         Common Stock, $.01 par value                  10,041,017 shares

                    Class B                     Outstanding at November 2, 2001
         Common Stock, $.01 par value                    16,752,850 shares

                                TABLE OF CONTENTS

                                                                       PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                    3
          Consolidated Income Statements                                 4
          Consolidated Statements of Changes in
            Stockholders' Equity                                       5-6
          Consolidated Statements of Cash Flows                          7
          Notes to Consolidated Financial Statements                     8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         22

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                           36

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                             37

Item 6.   Exhibits and Reports on Form 8-K                              39

ITEM 1.   FINANCIAL STATEMENTS

                         ADVANTA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




($ IN THOUSANDS)                                           SEPTEMBER 30,     DECEMBER 31,
                                                               2001             2000
                                                               ----             ----
                                                            (UNAUDITED)
ASSETS
Cash                                                       $    27,152       $     1,716
Federal funds sold                                             381,225           107,584
Restricted interest-bearing deposits                           118,776            16,398
Investments available for sale                                 139,843           758,792
Receivables, net:
  Held for sale                                                162,884           154,265
  Other                                                        216,337           186,026
                                                           -----------       -----------
Receivables, net                                               379,221           340,291
Retained interests in securitizations                           88,658            72,908
Amounts due from securitizations                                76,102            61,610
Premises and equipment, net                                     24,633            26,185
Other assets                                                   264,932           256,658
Net assets of discontinued operations                          154,386         1,201,330
                                                           -----------       -----------
TOTAL ASSETS                                               $ 1,654,928       $ 2,843,472
                                                           -----------       -----------
LIABILITIES
Deposits:
  Noninterest-bearing                                      $    10,963       $     4,546
  Interest-bearing                                             664,755         1,342,430
                                                           -----------       -----------
Total deposits                                                 675,718         1,346,976
Long-term debt                                                 313,024           755,184
Other borrowings                                                     0             4,289
Other liabilities                                              199,184           196,121
                                                           -----------       -----------
TOTAL LIABILITIES                                            1,187,926         2,302,570
                                                           -----------       -----------
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of Advanta Corp.                      100,000           100,000

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par value:
 authorized, issued and outstanding - 1,010
 shares in 2001 and 2000                                         1,010             1,010
Class A voting common stock, $.01 par value:
 authorized - 214,500,000 shares; issued - 10,041,017
 shares in 2001 and 10,040,230 shares in 2000                      100               100
Class B non-voting common stock, $.01 par value:
 authorized - 230,000,000 shares; issued - 17,911,517
 shares in 2001 and 17,613,166 shares in 2000                      179               176
Additional paid-in capital                                     227,118           220,371
Deferred compensation                                           (2,184)           (7,336)
Unearned ESOP shares                                           (11,400)          (11,714)
Accumulated other comprehensive income (loss)                    1,873            (1,302)
Retained earnings                                              173,456           257,562
Less: Treasury stock at cost, 928,668 Class B
  common shares in 2001 and 527,168 Class B
  common shares in 2000                                        (23,150)          (17,965)
                                                           -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                     367,002           440,902
                                                           -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 1,654,928       $ 2,843,472
                                                           -----------       -----------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS

(IN THOUSANDS, EXCEPT                                   THREE MONTHS ENDED              NINE MONTHS ENDED
   PER SHARE DATA)                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                       2001            2000            2001            2000
                                                       ----            ----            ----            ----
                                                           (UNAUDITED)                     (UNAUDITED)
Interest income                                     $  26,388       $  39,449       $  93,228       $ 103,913
Interest expense                                       16,919          24,457          67,314          66,195
                                                    ---------       ---------       ---------       ---------
Net interest income                                     9,469          14,992          25,914          37,718
Provision for credit losses                             9,528          16,806          25,852          29,476
                                                    ---------       ---------       ---------       ---------
NET INTEREST AFTER PROVISION FOR
 CREDIT LOSSES                                            (59)         (1,814)             62           8,242
NONINTEREST REVENUES:
 Securitization income                                 30,120          19,195          77,902          50,433
 Servicing revenues                                     7,726           3,525          21,287          11,911
 Interchange income                                    20,932          16,349          59,140          44,348
 Other revenues, net                                   (9,487)            147         (33,209)         14,273
                                                    ---------       ---------       ---------       ---------
TOTAL NONINTEREST REVENUES                             49,291          39,216         125,120         120,965
                                                    ---------       ---------       ---------       ---------
EXPENSES:
 Operating expenses                                    44,742          34,493         131,911          98,819
 Minority interest in income of
  consolidated subsidiary                               2,220           2,220           6,660           6,660
 Unusual charges                                            0               0          41,750               0
                                                    ---------       ---------       ---------       ---------
TOTAL EXPENSES                                         46,962          36,713         180,321         105,479
                                                    ---------       ---------       ---------       ---------
Income (loss) before income taxes                       2,270             689         (55,139)         23,728
Income tax benefit                                          0               0         (16,880)              0
                                                    ---------       ---------       ---------       ---------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                                             2,270             689         (38,259)         23,728
Income (loss) from discontinued
 operations, net of tax                                     0          15,055          (8,438)       (183,610)
Loss, net, on discontinuance
 of mortgage and leasing
 businesses, net of tax                               (44,000)              0         (31,639)              0
                                                    ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                   $ (41,730)      $  15,744       $ (78,336)      $(159,882)
                                                    ---------       ---------       ---------       ---------
Basic income (loss) from continuing
 operations per common share
  Class A                                           $    0.08       $    0.02       $   (1.53)      $    0.90
  Class B                                                0.09            0.03           (1.48)           0.96
  Combined                                               0.09            0.03           (1.50)           0.94
                                                    ---------       ---------       ---------       ---------
Diluted income (loss) from
 continuing operations per common
 share
  Class A                                           $    0.08       $    0.02       $   (1.53)      $    0.90
  Class B                                                0.09            0.03           (1.48)           0.95
  Combined                                               0.09            0.03           (1.50)           0.93
                                                    ---------       ---------       ---------       ---------
Basic net income (loss) per common
 share
  Class A                                           $   (1.62)      $    0.61       $   (3.09)      $   (6.41)
  Class B                                               (1.60)           0.63           (3.04)          (6.36)
  Combined                                              (1.61)           0.62           (3.06)          (6.38)
                                                    ---------       ---------       ---------       ---------
Diluted net income (loss) per
 common share
  Class A                                           $   (1.60)      $    0.61       $   (3.09)      $   (6.34)
  Class B                                               (1.59)           0.63           (3.04)          (6.29)
  Combined                                              (1.59)           0.62           (3.06)          (6.31)
                                                    ---------       ---------       ---------       ---------
Basic weighted average common
 shares outstanding
  Class A                                               9,116           9,109           9,094           9,098
  Class B                                              16,820          16,150          16,590          15,995
  Combined                                             25,936          25,259          25,684          25,093
                                                    ---------       ---------       ---------       ---------
Diluted weighted average common
 shares outstanding
  Class A                                               9,120           9,158           9,094           9,151
  Class B                                              17,121          16,168          16,590          16,220
  Combined                                             26,241          25,326          25,684          25,371
                                                    ---------       ---------       ---------       ---------

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) ($ IN THOUSANDS)

                                                                        CLASS A       CLASS A        CLASS B      ADDITIONAL
                                                     COMPREHENSIVE     PREFERRED      COMMON         COMMON        PAID-IN
                                                     INCOME (LOSS)       STOCK        STOCK           STOCK        CAPITAL
                                                     -------------       -----        -----           -----        -------
BALANCE AT DECEMBER 31, 1999                                             $1,010          $105          $182         $232,585
Net loss                                               $(156,684)
Other comprehensive income:
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  expense of $5,111                                        9,492
                                                       ---------
Comprehensive loss                                     $(147,192)
                                                       ==========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                                155
Issuance of stock-
 Benefit plans                                                                                            2            2,545
Amortization of deferred
 compensation
Termination benefit-
 Benefit plans                                                                             (1)           (4)          (6,455)
Retirement of treasury stock                                                               (4)           (4)          (8,496)
ESOP shares committed to be released                                                                                      37
                                                                         ------          ----          ----         --------
BALANCE AT DECEMBER 31, 2000                                             $1,010          $100          $176         $220,371
                                                                         ------          ----          ----         --------
Net loss                                               $ (78,336)
Other comprehensive income:
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  expense of $1,710                                        3,175
                                                       ---------
Comprehensive loss                                     $ (75,161)
                                                       =========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                 4            3,460
Stock option exchange for restricted stock and
  restricted stock tender offer                                                                                        5,519
Issuance of stock-
 Benefit plans                                                                                            1              594
Stock buyback
Amortization of deferred
 compensation
Termination benefit-
 Benefit plans                                                                                           (2)          (2,866)
ESOP shares committed to be released                                                                                      40
                                                                         ------          ----          ----         --------
BALANCE AT SEPTEMBER 30, 2001                                            $1,010          $100          $179         $227,118
                                                                         ------          ----          ----         --------

See Notes to Consolidated Financial Statements

($ IN THOUSANDS)

                                                     DEFERRED          ACCUMULATED
                                                   COMPENSATION           OTHER                                           TOTAL
                                                    & UNEARNED        COMPREHENSIVE      RETAINED       TREASURY       STOCKHOLDERS'
                                                    ESOP SHARES       INCOME (LOSS)      EARNINGS         STOCK           EQUITY
                                                    -----------       -------------      --------         -----           ------
BALANCE AT DECEMBER 31, 1999                          $(28,729)          $(10,794)       $421,741       $(26,469)        $589,631
Net loss                                                                                 (156,684)                       (156,684)
Other comprehensive income:
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  expense of $5,111                                                         9,492                                           9,492
Comprehensive loss
Preferred and common cash
 dividends declared                                                                        (7,495)                         (7,495)
Exercise of stock options                                                                                                     155
Issuance of stock-
 Benefit plans                                          (2,547)                                                                 0
Amortization of deferred
 compensation                                            5,348                                                              5,348
Termination benefit-
 Benefit plans                                           6,460                                                                  0
Retirement of treasury stock                                                                               8,504                0
ESOP shares committed to be released                       418                                                                455
                                                      --------           --------        --------       --------         --------
BALANCE AT DECEMBER 31, 2000                          $(19,050)          $ (1,302)       $257,562       $(17,965)        $440,902
                                                      --------           --------        --------       --------         --------
Net loss                                                                                  (78,336)                        (78,336)
Other comprehensive income:
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  expense of $1,710                                                         3,175                                           3,175
Comprehensive loss
Preferred and common cash
 dividends declared                                                                        (5,770)                         (5,770)
Exercise of stock options                                                                                                   3,464
Stock option exchange for restricted stock and
 restricted stock tender offer                                                                                              5,519
Issuance of stock-
 Benefit plans                                            (595)                                                                 0
Stock buyback                                                                                             (5,185)          (5,185)
Amortization of deferred
 compensation                                            2,879                                                              2,879
Termination benefit-
 Benefit plans                                           2,868                                                                  0
ESOP shares committed to be released                       314                                                                354
                                                      --------           --------        --------       --------         --------
BALANCE AT SEPTEMBER 30, 2001                         $(13,584)          $  1,873        $173,456       $(23,150)        $367,002
                                                      --------           --------        --------       --------         --------

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       NINE MONTHS ENDED
($ IN THOUSANDS)                                                          SEPTEMBER 30,
----------------                                                          -------------
                                                                      2001              2000
                                                                      ----              ----
                                                                           (UNAUDITED)
OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net loss                                                          $   (78,336)      $  (159,882)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Loss from discontinued operations, net of tax                        8,438           183,610
   Loss, net, on discontinuance of mortgage and leasing
     businesses, net of tax                                            31,639                 0
   Investment securities (gains) losses                                24,316           (10,422)
   Loss on sale of deposits                                             2,835                 0
   Depreciation and amortization                                        7,173             8,243
   Provision for credit losses                                         25,852            29,476
   Change in receivables held for sale                               (281,168)         (412,659)
   Proceeds from sale of receivables held for sale                    272,549           285,251
   Change in other assets and other liabilities                        (5,046)          (20,302)
   Change in retained interests in securitizations                    (15,750)          (12,572)
                                                                  -----------       -----------
Net cash used in operating activities                                  (7,498)         (109,257)
                                                                  -----------       -----------
INVESTING ACTIVITIES - CONTINUING OPERATIONS
   Change in federal funds sold and interest-
     bearing deposits                                                (376,019)           60,299
   Purchase of investments available for sale                      (1,012,516)       (1,449,619)
   Proceeds from sales of investments available for sale              845,658           630,969
   Proceeds from maturing investments available for sale              766,376           784,392
   Change in receivables not held for sale                            (56,163)          (68,943)
   Purchases of premises and equipment, net                            (5,591)          (13,719)
                                                                  -----------       -----------
Net cash provided by (used in) investing activities                   161,745           (56,621)
                                                                  -----------       -----------
FINANCING ACTIVITIES - CONTINUING OPERATIONS
   Change in demand and savings deposits                               (6,738)         (148,113)
   Proceeds from issuance of time deposits                            664,856         1,110,682
   Payments for maturing time deposits                               (947,345)         (944,643)
   Payment for sale of deposits and related accrued interest         (392,511)                0
   Change in repurchase agreements, term fed funds and
     FHLB advances                                                          0          (324,191)
   Proceeds from issuance of long-term debt                           140,310           197,831
   Payments on redemption of long-term debt                          (582,470)         (226,439)
   Change in other borrowings                                          (4,289)           (2,945)
   Proceeds from issuance of stock                                      3,464               155
   Stock buyback                                                       (5,185)                0
   Cash dividends paid                                                 (5,770)           (5,632)
                                                                  -----------       -----------
Net cash used in financing activities                              (1,135,678)         (343,295)
                                                                  -----------       -----------
DISCONTINUED OPERATIONS
   Proceeds from sale of mortgage business                          1,093,975                 0
   Other cash (used in) provided by operating activities              (87,108)          288,942
                                                                  -----------       -----------
   Net cash provided by operating activities                        1,006,867           288,942
   Net cash provided by investing activities                                0           327,882
   Net cash used in financing activities                                    0           (76,435)
                                                                  -----------       -----------
Net cash provided by discontinued operations                        1,006,867           540,389
                                                                  -----------       -----------
Net increase in cash                                                   25,436            31,216
Cash at beginning of period                                             1,716             5,784
                                                                  -----------       -----------
Cash at end of period                                             $    27,152       $    37,000
                                                                  -----------       -----------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

NOTE 2) DISCONTINUED OPERATIONS

Effective February 28, 2001, we completed the sale of our mortgage business, Advanta Mortgage, to Chase Manhattan Mortgage Corporation as buyer. Following the transaction, we no longer operate a mortgage business. The purchase and sale agreement provided for the sale, transfer and assignment of substantially all of the assets and operating liabilities associated with our mortgage business, as well as specified contingent liabilities arising from our operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before closing that were not specifically assumed by the buyer. The proceeds from the sale exceeded $1 billion, subject to closing adjustments, resulting in an estimated gross gain of approximately $60 million before transaction expenses, severance expenses and other costs. Although the sale of our mortgage business resulted in a gain for financial reporting purposes, due to book/tax differences, we will not pay any material federal income tax as a result of the sale.

On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. We will continue to service the existing portfolio rather than sell the business or the portfolio. In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. In the nine months ended September 30, 2001, we incurred an additional $45.0 million pretax loss due to changes in the estimate of those operating results. These changes in estimate were needed due to an increase in estimated credit losses expected throughout the remaining term of the leasing portfolio based on recent credit loss experience in 2001. The primary factor contributing to the increased credit losses is that one of our former leasing vendors recently filed for bankruptcy protection and this vendor's financial problems have impacted its ability to service a segment of our leasing portfolio.

The sale of the mortgage business and discontinuance of the leasing business represent the disposal of business segments following Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of these operations are classified as discontinued in all periods presented.

Advanta Leasing Services incurred a net loss of $10.4 million for the three months ended September 30, 2000, including revenues of $4.7 million, interest expense of $3.3 million, and other expenses of $11.8 million. For the nine months ended September 30, 2000, Advanta Leasing Services incurred a net loss of $24.6 million, including revenues of $14.8 million, interest expense of $9.4 million, and other expenses of $30.0 million.

Revenues and expenses of Advanta Mortgage were as follows for the period from January 1, 2001 to the disposal date of February 28, 2001 and for the three and nine months ended September 30, 2000:

                                          JANUARY 1 THROUGH       THREE MONTHS ENDED     NINE MONTHS ENDED
                                             FEBRUARY 28,            SEPTEMBER 30,          SEPTEMBER 30,
                                                2001                    2000                   2000
                                                ----                    ----                   ----
Revenues                                     $  36,631               $ 105,532               $ 104,878
Interest expense                               (11,160)                (24,240)                (75,878)
Other expenses                                 (37,721)                (55,865)               (188,011)
Income tax benefit                               3,812                       0                       0
Income (loss) from discontinued
 operations                                  $  (8,438)              $  25,427               $(159,011)
                                             ---------               ---------               ---------

The estimated operating results of Advanta Leasing Services through the remaining term of the lease portfolio were estimated at the measurement date of December 31, 2000 in the determination of the loss on discontinuance. As discussed above, the estimate was revised and an additional $45.0 million loss was recorded in the nine months ended September 30, 2001 as a loss on discontinuance.

In the three months ended September 30, 2001, we increased our estimate of mortgage transaction expenses by $5.0 million for legal expenses, a substantial portion of which is attributable to legal fees that we estimate will be incurred in defense of the lawsuit filed by Chase Manhattan Mortgage. See Note 13 to the consolidated financial statements for a discussion of litigation related to the sale of our mortgage business. The gain on the sale of the mortgage business does not reflect any impact from the post-closing adjustment process that has been extended by agreement of the parties.

The components of the gain (loss) on discontinuance of our mortgage and leasing businesses were as follows:

                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                SEPTEMBER 30, 2001                     SEPTEMBER 30, 2001
                                                ------------------                     ------------------
                                                             ADVANTA                                 ADVANTA
                                               ADVANTA       LEASING                ADVANTA          LEASING
                                              MORTGAGE       SERVICES               MORTGAGE         SERVICES
                                              --------       --------               --------         --------
Pretax gain (loss) on discontinuance
   of mortgage and leasing businesses         $ (5,000)      $(39,000)              $ 20,753         $(45,000)
Income tax (expense) benefit                         0              0                 (8,637)           1,245
Gain (loss) on discontinuance of
   mortgage and leasing businesses,
   net of tax                                 $ (5,000)      $(39,000)              $ 12,116         $(43,755)
                                              --------       --------               --------         --------

Per share data was as follows:

                    THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                    --------------------------------                  -------------------------------
                                            ADVANTA                                            ADVANTA
                     ADVANTA                LEASING                   ADVANTA                  LEASING
                    MORTGAGE                SERVICES                  MORTGAGE                 SERVICES
                    --------                --------                  --------                 --------
                2001        2000        2001        2000         2001         2000         2001        2000
                ----        ----        ----        ----         ----         ----         ----        ----
Basic income (loss) from discontinued operations per common share

Class A       $ 0.00      $ 1.01      $ 0.00      $(0.41)      $(0.33)      $(6.34)      $ 0.00      $(0.98)
Class B         0.00        1.01        0.00       (0.41)       (0.33)       (6.34)        0.00       (0.98)
Combined        0.00        1.01        0.00       (0.41)       (0.33)       (6.34)        0.00       (0.98)

Diluted income (loss) from discontinued operations per common share

Class A       $ 0.00       $1.00      $ 0.00      $(0.41)      $(0.33)      $(6.27)      $ 0.00      $(0.97)
Class B         0.00        1.00        0.00       (0.41)       (0.33)       (6.27)        0.00       (0.97)
Combined        0.00        1.00        0.00       (0.41)       (0.33)       (6.27)        0.00       (0.97)

Basic gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share

Class A       $(0.19)      $0.00      $(1.50)     $ 0.00       $ 0.47       $ 0.00       $(1.70)     $ 0.00
Class B        (0.19)       0.00       (1.50)       0.00         0.47         0.00        (1.70)       0.00
Combined       (0.19)       0.00       (1.50)       0.00         0.47         0.00        (1.70)       0.00

Diluted gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share

Class A       $(0.19)      $0.00      $(1.49)     $ 0.00       $ 0.47       $ 0.00       $(1.70)     $ 0.00
Class B        (0.19)       0.00       (1.49)       0.00         0.47         0.00        (1.70)       0.00
Combined       (0.19)       0.00       (1.49)       0.00         0.47         0.00        (1.70)       0.00


The components of net assets of discontinued operations were as follows:

                                                SEPTEMBER 30,        DECEMBER 31,
                                                    2001                2000
                                                    ----                ----
Loans and leases, net                               $ 58,559          $  370,682
Other assets                                         108,717             887,168
Liabilities                                           12,890              56,520
                                                    --------          ----------
Net assets of discontinued operations               $154,386          $1,201,330
                                                    ========          ==========

As discussed above, we will continue to service the existing lease portfolio. At September 30, 2001, there were $438 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $34 million. At December 31, 2000, there were $658 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $78 million. The retained interests in leasing securitizations are included in net assets of discontinued operations in the consolidated balance sheets. At September 30, 2001, the fair value of the retained interests in leasing securitizations was estimated using a 12.0% discount rate on future cash flows, a 9.8% loss rate and a weighted average life of 1.1 years. Actual results may vary from our estimates, and the impact of any differences will be recognized in income when determined.

NOTE 3) RESTRICTED INTEREST-BEARING DEPOSITS AND INVESTMENTS AVAILABLE FOR SALE

Restricted interest-bearing deposits at September 30, 2001 include $71.4 million of amounts held in escrow in connection with our litigation with Fleet Financial Group ("Fleet"), and $39.7 million held in escrow in connection with other litigation-related contingencies.

Investments available for sale consisted of the following:

                                           SEPTEMBER 30, 2001          DECEMBER 31, 2000
                                         AMORTIZED       MARKET       AMORTIZED     MARKET
                                            COST          VALUE         COST         VALUE
                                            ----          -----         ----         -----
U.S. Treasury & other U.S.
  Government securities                   $ 58,733      $ 60,289      $401,168      $401,225
State and municipal securities               3,882         3,990         4,280         4,436
Collateralized mortgage obligations         24,989        25,812       165,689       162,897
Mortgage-backed securities                  10,691        11,088        91,520        91,973
Equity securities(1)                        28,153        28,153        72,403        72,403
Other(2)                                    10,513        10,511        25,735        25,858
                                          --------      --------      --------      --------
Total investments available for sale      $136,961      $139,843      $760,795      $758,792
                                          ========      ========      ========      ========

(1) Includes venture capital investments of $20.2 million at September 30, 2001 and $45.3 million at December 31, 2000. The amount shown as amortized cost represents fair value for these investments.

(2) Other investments at September 30, 2001 include $10.4 million of short-term investments held in a custodial account in connection with Advanta National Bank's February 2001 agreement with the Office of the Comptroller of the Currency.

NOTE 4) RECEIVABLES

Receivables on the balance sheet, including those held for sale, consisted of the following:

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             2001             2000
                                                             ----             ----
Business credit card receivables                           $ 368,881       $ 335,087
Other receivables                                             28,113          24,203
                                                           ---------       ---------
       Gross receivables                                     396,994         359,290
                                                           ---------       ---------
Add: Deferred origination costs, net of deferred fees         21,999          14,368
Less: Allowance for credit losses
  Business credit cards                                      (39,170)        (33,165)
  Other receivables                                             (602)           (202)
                                                           ---------       ---------
       Total allowance                                       (39,772)        (33,367)
                                                           ---------       ---------
Receivables, net                                           $ 379,221       $ 340,291
                                                           =========       =========

Gross managed receivables (owned receivables and securitized receivables) and managed credit quality data were as follows:

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 2001             2000
                                                                 ----             ----
Owned business credit card receivables                        $  368,881       $  335,087
Owned other receivables                                           28,113           24,203
Securitized business credit card receivables                   1,628,082        1,324,137
Total managed receivables                                      2,025,076        1,683,427
Nonperforming assets - managed                                    68,807           45,160
Receivables 30 days or more delinquent - managed                 119,793           83,798
Net charge-offs year-to-date - managed                           100,301           64,638
                                                              ----------       ----------

NOTE 5) ALLOWANCE FOR CREDIT LOSSES

The following table presents activity in the allowance for credit losses for the periods presented:

                                   NINE MONTHS ENDED     YEAR ENDED
                                     SEPTEMBER 30,       DECEMBER 31,
                                        2001                2000
Beginning balance                       $ 33,367            $ 14,865
Provision for credit losses               25,852              36,309
Gross charge-offs                        (23,067)            (20,176)
Recoveries                                 3,620               2,369
                                        --------             -------
Net charge-offs                          (19,447)            (17,807)
                                        --------             -------
Ending balance                          $ 39,772            $ 33,367
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

The following represents business credit card securitization data for the three and nine months ended September 30, 2001 and 2000.

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                2001            2000            2001            2000
                                                ----            ----            ----            ----
Securitization income                        $   30,120      $   19,195      $   77,902      $   50,433
Servicing revenues                                7,726           3,525          21,287          11,911
Proceeds from new securitizations                75,000         138,538         272,549         285,251
Proceeds from collections reinvested in
   revolving-period securitizations             850,575         448,543       2,373,820       1,368,580
Cash flows received on retained
  interests                                      44,387          20,639         122,719          63,564
                                             ----------      ----------      ----------      ----------

There were no purchases of delinquent accounts during the three or nine months ended September 30, 2001 or 2000.

Retained interests in business credit card securitizations serve as credit enhancements for securitization transactions and include restricted cash reserves, the retained interest-only strip and subordinated trust assets. The following assumptions were used in measuring the fair value of retained interests in business credit card securitizations at September 30, 2001 and December 31, 2000. The assumptions listed represent weighted averages of assumptions used for each securitization.

                               SEPTEMBER 30,      DECEMBER 31,
                                    2001              2000
                                    ----              ----
Discount rate                       12.0%             12.0%
Monthly payment rate                17.9              19.0
Loss rate                            9.8               7.8
Net interest margin                 14.8              10.8
                                    ----              ----

We have prepared sensitivity analyses of the valuations of retained interests in securitizations. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. The following are the results of those sensitivity analyses on the valuation at September 30, 2001.

Fair value at September 30, 2001                         $ 88,658
Effect on fair value of the following
 hypothetical changes in key assumptions:
    Discount rate increased by 2%                        $   (881)
    Discount rate increased by 4%                          (1,751)
    Monthly payment rate at 110% of base assumption        (1,385)
    Monthly payment rate at 125% of base assumption        (2,778)
    Loss rate at 110% of base assumption                   (4,417)
    Loss rate at 125% of base assumption                  (10,998)
    Net interest margin decreased by 1%                    (4,496)
    Net interest margin decreased by 2%                    (9,003)

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

NOTE 7) SELECTED BALANCE SHEET INFORMATION

                                                   SEPTEMBER 30,            DECEMBER 31,
OTHER ASSETS                                           2001                     2000
------------                                           ----                     ----
Current and deferred income taxes, net                 $100,616                $ 87,794
Cash surrender value of insurance contracts              21,915                  20,432
Other                                                   142,401                 148,432
                                                       --------                --------
Total other assets                                     $264,932                $256,658
                                                       ========                ========

                                                   SEPTEMBER 30,            DECEMBER 31,
OTHER LIABILITIES                                      2001                     2000
                                                       ----                     ----
Accounts payable and accrued expenses                  $ 46,185                $ 70,041
Accrued interest payable                                 29,781                  31,048
Other                                                   123,218                  95,032
                                                       --------                --------
Total other liabilities                                $199,184                $196,121
                                                       ========                ========

NOTE 8) LONG-TERM DEBT

Long-term debt consists of borrowings having an original maturity of over one year. The composition of long-term debt was as follows:

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                             2001            2000
                                                             ----            ----
SENIOR DEBT:
12 month senior notes, fixed (7.47%-11.33%)                 $126,845        $152,553
18 month senior notes, fixed (7.70%-11.38%)                    9,667           9,229
24 month senior notes, fixed (7.93%-11.42%)                   74,571          86,109
30 month senior notes, fixed (8.02%-11.47%)                   14,228          14,684
48 month senior notes, fixed (7.56%-11.51%)                    9,138           8,384
60 month senior notes, fixed (6.67%-11.56%)                   34,880          34,849
Value notes, fixed                                                 0           3,271
Medium-term notes, fixed (6.92%-6.98%)                           199         313,100
Medium-term notes, floating                                        0          30,500
Medium-term bank notes, fixed                                      0           3,404
Other senior notes, fixed (5.00%-11.33%)                      42,875          98,387
                                                            --------        --------
Total senior debt                                            312,403         754,470
Subordinated notes, fixed (9.08%-9.94%)                          621             714
                                                            --------        --------
Total long-term debt                                        $313,024        $755,184
                                                            ========        ========

We used part of the proceeds from the sale of mortgage assets in the first quarter of 2001 to pay off substantially all of our outstanding medium-term notes and to reduce our outstanding senior notes. In addition, in the second quarter of 2001, we sold $389.7 million of deposit liabilities to E*TRADE Bank, a wholly owned subsidiary of E*TRADE Group, Inc.

NOTE 9) CAPITAL STOCK

The Board of Directors of Advanta Corp. has authorized management to purchase up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our capital securities, or some combination thereof. As of September 30, 2001, we have repurchased approximately 401,500 shares of our Class B Common Stock.

Cash dividends per share of common stock declared during the three months ended September 30, 2001 and 2000 were $0.063 for Class A Common Stock and $0.076 for Class B Common Stock. Cash dividends per share of common stock declared during the nine months ended September 30, 2001 and 2000 were $0.189 for Class A Common Stock and $0.227 for Class B Common Stock.

NOTE 10) SEGMENT INFORMATION

Our reportable segments as of January 1, 2001 were Advanta Business Cards and our venture capital segment. During the first quarter of 2001, we made changes to the methods used to allocate centrally incurred interest and operating expenses to the reportable segments. These changes were made to better reflect the results of the continuing businesses due to the discontinuance of the mortgage and leasing segments and the restructuring of our corporate functions in the first quarter of 2001. Prior period segment results have been restated to reflect the current allocation methods.

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

--------------
*MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.

Our venture capital segment makes venture capital investments through our affiliates. The investment objective is to earn attractive returns by building the long-term values of the businesses in which they invest. Our investment affiliates combine transaction expertise, management skills and a broad contact base with strong industry-specific knowledge.

                                                       ADVANTA
                                                       BUSINESS          VENTURE
                                                        CARDS            CAPITAL          OTHER (1)           TOTAL
                                                        -----            -------          ---------           -----
THREE MONTHS ENDED SEPTEMBER 30, 2001
Interest income                                      $    19,625       $         2       $     6,761       $    26,388
Interest expense                                           8,791               435             7,693            16,919
Noninterest revenues (losses), net                        59,148            (9,988)              131            49,291
Pretax income (loss) from continuing operations           17,250           (11,019)           (3,961)            2,270
Average managed receivables                            1,946,737                 0            28,328         1,975,065
Total assets                                             555,344            22,641         1,076,943         1,654,928
                                                     -----------       -----------       -----------       -----------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Interest income                                      $    24,007       $         6       $    15,436       $    39,449
Interest expense                                           9,101               424            14,932            24,457
Noninterest revenues (losses), net                        41,060               760            (2,604)           39,216
Pretax income (loss) from continuing operations            8,205              (394)           (7,122)              689
Average managed receivables                            1,472,729                 0            24,250         1,496,979
Total assets                                             558,411            49,051         2,429,099         3,036,561
                                                     -----------       -----------       -----------       -----------
NINE MONTHS ENDED SEPTEMBER 30, 2001
Interest income                                      $    57,231       $        35       $    35,962       $    93,228
Interest expense                                          24,009             1,274            42,031            67,314
Noninterest revenues (losses), net                       159,922           (26,950)           (7,852)          125,120
Unusual charges                                                0                 0            41,750            41,750
Pretax income (loss) from continuing operations           44,941           (30,285)          (69,795)          (55,139)
Average managed receivables                            1,829,815                 0            28,352         1,858,167
                                                     -----------       -----------       -----------       -----------
NINE MONTHS ENDED SEPTEMBER 30, 2000
Interest income                                      $    59,027       $        60       $    44,826       $   103,913
Interest expense                                          22,893             1,083            42,219            66,195
Noninterest revenues (losses), net                       111,443            13,038            (3,516)          120,965
Pretax income (loss) from continuing operations           32,790            10,068           (19,130)           23,728
Average managed receivables                            1,304,881                 0            21,657         1,326,538
                                                     -----------       -----------       -----------       -----------

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

                                                                                 SEPTEMBER 30,
                                                                     CHARGED        2001
                                                       ACCRUED IN   TO ACCRUAL     ACCRUAL
                                                          2001       IN 2001       BALANCE
                                                          ----       -------       -------
Employee costs                                           $27,296      $20,813      $ 6,483
Expenses associated with exited businesses/products       11,895       10,671        1,224
Asset impairments                                          2,559        2,559            0
                                                         -------      -------      -------
Total                                                    $41,750      $34,043      $ 7,707
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

Additionally, during the first quarter of 2001, we incurred $21.6 million of other employee costs. This amount includes approximately $10 million attributable to bonuses to certain key employees in recognition of their efforts on behalf of Advanta in the strategic alternatives process. It also includes approximately $4.5 million of bonuses in recognition of the restructuring of the company and other significant transitional efforts. These bonuses will be paid over a 12-month period. In the second quarter of 2001, we recorded a $1.0 million increase in employee costs related to a revision in estimate associated with these bonuses. In 2001, we accelerated vesting of 32% of outstanding options that were not vested at the date of the closing of the sale of our mortgage business. This acceleration resulted in a non-cash charge of $1.3 million. In connection with reviewing our compensation plans after the sale of the mortgage business and restructuring of corporate functions, management identified certain programs that would not be continued, including stock appreciation rights and phantom stock programs. We recorded charges of $2.9 million associated with the settlement of outstanding stock appreciation rights and phantom stock with employees and directors. This charge reflects a $0.7 million reduction recorded in the three months ended September 30, 2001, as actual settlement costs were less than estimated. Due to the restructuring of the company, we implemented programs whereby certain out-of-the money options were exchanged for shares of restricted stock, and whereby certain restricted stock was exchanged for cash and stock options in a tender offer, subject to certain performance conditions and vesting requirements. Non-cash charges associated with the issuance of the restricted stock, stock options and the tender offer totaled $3.6 million. This charge reflects a $1.4 million increase recorded in the three months ended September 30, 2001, as actual charges were more than estimated.

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

In addition, in the three months ended March 31, 2001, there were charges of $2.2 million recorded related to other products exited in the first quarter of 2001 for which no future revenues or benefits would be received. In the three months ended September 30, 2001, we were able to settle some of these commitments for less than originally estimated, and reduced the charge by $0.7 million. We expect to pay the remaining costs, which include lease and other commitments, over the next nine months.

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

NOTE 12) EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share.

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    2001            2000            2001            2000
                                                                    ----            ----            ----            ----
Income (loss) from continuing operations                         $   2,270       $     689       $ (38,259)      $  23,728
 Less: Preferred A dividends                                             0               0            (141)           (141)
                                                                 ---------       ---------       ---------       ---------
Income (loss) from continuing operations
 available to common shareholders                                    2,270             689         (38,400)         23,587
Income (loss) from discontinued
 operations, net of tax                                                  0          15,055          (8,438)       (183,610)
Loss, net, on discontinuance of mortgage and
leasing businesses, net of tax                                     (44,000)              0         (31,639)              0
                                                                 ---------       ---------       ---------       ---------
Net loss available to common shareholders                          (41,730)         15,744         (78,477)       (160,023)
 Less: Class A dividends declared                                     (574)           (573)         (1,720)         (1,665)
 Less: Class B dividends declared                                   (1,314)         (1,299)         (3,909)         (3,826)
                                                                 ---------       ---------       ---------       ---------
Undistributed net income (loss)                                  $ (43,618)      $  13,872       $ (84,106)      $(165,514)
                                                                 ---------       ---------       ---------       ---------
Basic income (loss) from continuing
 operations per common share
  Class A                                                        $    0.08       $    0.02       $   (1.53)      $    0.90
  Class B                                                             0.09            0.03           (1.48)           0.96
  Combined(1)                                                         0.09            0.03           (1.50)           0.94
Diluted income (loss) from continuing
 operations per common share
  Class A                                                        $    0.08       $    0.02       $   (1.53)      $    0.90
  Class B                                                             0.09            0.03           (1.48)           0.95
  Combined(1)                                                         0.09            0.03           (1.50)           0.93
Basic net income (loss) per common share
  Class A                                                        $   (1.62)      $    0.61       $   (3.09)      $   (6.41)
  Class B                                                            (1.60)           0.63           (3.04)          (6.36)
  Combined(1)                                                        (1.61)           0.62           (3.06)          (6.38)
Diluted net income (loss) per common
 share
  Class A                                                        $   (1.60)      $    0.61       $   (3.09)      $   (6.34)
  Class B                                                            (1.59)           0.63           (3.04)          (6.29)
  Combined(1)                                                        (1.59)           0.62           (3.06)          (6.31)
                                                                 ---------       ---------       ---------       ---------
Basic weighted average common shares
 outstanding
  Class A                                                            9,116           9,109           9,094           9,098
  Class B                                                           16,820          16,150          16,590          15,995
  Combined                                                          25,936          25,259          25,684          25,093
Options Class A                                                          0               1               0               1
Options Class B                                                        205              18               0             127
Restricted shares Class A                                                4              48               0              52
Restricted shares Class B                                               96               0               0              98
Diluted weighted average common shares
 outstanding
  Class A                                                            9,120           9,158           9,094           9,151
  Class B                                                           17,121          16,168          16,590          16,220
  Combined                                                          26,241          25,326          25,684          25,371
Antidilutive shares
  Options Class B                                                    1,266           1,952           2,539           2,555
  Restricted shares Class A                                             10              46              28              45
  Restricted shares Class B                                            269           1,030             595           1,090
                                                                 ---------       ---------       ---------       ---------

(1)  Combined represents a weighted average of Class A and Class B earnings
     (loss) per common share.

NOTE 13) CONTINGENCIES

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which we deny, center around Fleet's assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet LLC in connection with the Consumer Credit Card Transaction. Fleet seeks damages of approximately $141 million. We have filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that we contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities we have already assumed. We also have filed a countercomplaint against Fleet for approximately $101 million in damages we believe have been caused by certain actions of Fleet following the closing of the Consumer Credit Card Transaction. The Court recently issued a ruling on summary judgment in favor of Fleet on certain positions on legal issues advocated by Fleet and against others that Fleet advocated. Many issues remain to be determined at trial, including the dollar effects of all of the issues in dispute. Trial in this matter is scheduled to begin in November 2001. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On December 5, 2000, a former executive of Advanta obtained a jury verdict against Advanta in the amount of $3.9 million, in connection with various claims against Advanta related to the executive's termination of employment. On September 7, 2001, the District Court Judge issued orders denying both parties' post-trial motions. A judgment in the amount of approximately $6 million was entered against Advanta. On September 28, 2001, Advanta filed an appeal to the United States Court of Appeals for the Third Circuit from the Judgment. Plaintiff filed a cross-appeal from the order adverse to him. Advanta will vigorously pursue its appeal. The District Court Judge has not yet ruled on the executive's petition for attorney's fees and costs in the amount of approximately $1.2 million, which Advanta has contested. Plaintiff also has asserted that he is entitled to a non-jury trial on his ERISA claim for severance pay and that Advanta's appeal is premature. The District Court has scheduled argument on this issue in November 2001. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On December 21, 2000, Banc One Financial Services, Inc. and Bank One, N.A (together "Banc One") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, that alleges, among other things, that Advanta breached two mortgage loan servicing agreements by wrongfully withholding as termination fees an amount in excess of $23 million, from amounts that we had collected under the loan servicing agreements. We dispute these claims and allegations. An answer to Banc One's second amended complaint was filed July 3, 2001 denying liability, raising affirmative defenses and asserting a counterclaim. Various motions are pending, including Advanta's motion for partial summary judgment and Banc One's motion for summary judgment. The case is in active discovery with a discovery cut-off date of April 2, 2002 and a trial ready date of May 2, 2002. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On February 1, 2001, Fleet and certain of its affiliates filed a complaint in Delaware Chancery Court in an attempt to block the sale of our mortgage business to Chase Manhattan Mortgage Corporation. The complaint alleged that the terms of the proposed sale of our mortgage business breach a provision of Fleet's 1998 agreement to acquire our consumer credit card business, as amended (the "Contribution Agreement"), that essentially requires a buyer of "substantially all" of our assets to assume any of our remaining obligations under the Contribution Agreement at the time of the sale of "substantially all" of our assets. In February 2001, we announced that we had reached an agreement with Fleet, with regard to Fleet's attempt to block the sale. As part of the agreement, Fleet dismissed its injunction claim and agreed that it would raise no future issue with respect to the sale of the mortgage business. Under the agreement, $70.1 million of our reserves in connection with our long-standing litigation with Fleet were funded in an escrow account. The court presiding over the claims will order the funds paid to Advanta or to Fleet depending upon the outcome of that litigation. The amount escrowed, $71.4 million including interest, represents our maximum exposure to Fleet in the litigation, assuming a court were to rule in favor of Fleet on every claim involved in the litigation.

On July 26, 2001, Chase Manhattan Mortgage Corporation ("Chase") filed a complaint against Advanta and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that Advanta breached its contract with Chase in connection with the sale of Advanta's mortgage business to Chase. Chase claims that Advanta misled Chase concerning the value of certain of the assets sold to Chase. On September 12, 2001, Advanta filed an answer to the complaint in which Advanta denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to Advanta in connection with the transaction. The matter is in discovery and trial is scheduled for April 2003. We believe that the lawsuit is without merit and will vigorously defend Advanta. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact to Advanta or the named subsidiaries.

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

We have used interest rate swaps to manage the impact of fluctuating interest rates on our cost of funds. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. In 2001, we used interest rate swaps to effectively convert fixed rate medium-term notes to a LIBOR-based variable rate. There were no interest rate swaps outstanding at September 30, 2001 because of the substantial reduction in outstanding medium-term notes during the second quarter of 2001. The notional amount of interest rate swaps outstanding was $194.5 million at December 31, 2000, and the estimated fair value was $379 thousand.

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

On January 1, 2001, all interest rate swaps used in continuing operations were designated as fair value hedges. There were no derivatives designated as cash flow hedges. There were no net gains (losses) from hedge ineffectiveness or from excluding a portion of a derivative instrument's gain or loss from the assessment of hedge effectiveness included in other income for the three or nine months ended September 30, 2001. There was also no gain or loss recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

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

For the three months ended September 30, 2001, we reported net income from continuing operations of $2.3 million or $0.09 per combined diluted common share, compared to net income from continuing operations of $0.7 million or $0.03 per combined diluted common share for the same period of 2000. For the nine months ended September 30, 2001, we reported a net loss from continuing operations of $38.3 million or $1.50 per combined common share, assuming dilution, compared to net income from continuing operations of $23.7 million or $0.93 per combined diluted common share for the same period of 2000. The losses from continuing operations in the nine months ended September 30, 2001 include $41.8 million of pretax unusual charges representing costs associated with the restructure of our corporate functions to a size commensurate with our ongoing businesses and certain other unusual charges related to employee costs.

Net income for Advanta Business Cards was $10.6 million for the three months ended September 30, 2001 and $8.2 million for the same period of 2000. Net income for Advanta Business Cards for the nine months ended September 30, 2001 was $27.6 million, compared to $32.8 for the same period of 2000. Our venture capital segment had a net loss of $6.8 million for the three months ended September 30, 2001, and net loss of $0.4 million for the same period of 2000. For the nine months ended September 30, 2001 our venture capital segment had a net loss of $18.6 million, compared to net income of $10.1 million for the same period of 2000.

Loss from discontinued operations, net of tax, was $8.4 million for the period from January 1, 2001 through February 28, 2001, the effective date of the sale of our mortgage business. In the prior year, we had income from discontinued operations, net of tax, of $15.1 million for the three months ended September 30, 2000 and loss of $183.6 million for the nine months ended September 30, 2000. In addition to the operating results of discontinued operations, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $31.6 million for the nine months ended September 30, 2001. The components of this net loss include a pretax gain on the sale of our mortgage business of $20.8 million, a pretax loss on the discontinuance of our leasing business of $45.0 million, and tax expense of $7.4 million. The gain on the sale of our mortgage business includes a $5.0 million pretax charge in the three months ended September 30, 2001 for legal expenses, a substantial portion of which is attributable to legal fees that we estimate will be incurred in defense of the lawsuit filed by Chase Manhattan Mortgage. The loss on the discontinuance of our leasing business includes a $39.0 million pretax charge in the three months ended September 30, 2001 reflecting a revision to the valuation of leasing assets and a decrease in the estimated pretax operating results over the remaining life of the lease portfolio, due primarily to the continued impact of a former leasing vendor's bankruptcy.

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements can be identified by the use of forward-looking phrases such as "will likely result," "may," "are expected to," "is anticipated," "estimate," "projected," "intends to" or other similar words. The most significant among these risks and uncertainties are:

         (1)      our managed net interest margin;

         (2)      competitive pressures;

         (3) political, social and/or general economic conditions that affect the level of new account acquisitions, customer spending, delinquencies and charge-offs;

         (4)      interest rate fluctuations;

         (5)      the level of expenses;

         (6)      the timing of the securitizations of our receivables;

         (7)      factors affecting the value of investments that we hold;

         (8) the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, examinations, and the agreements between our bank subsidiaries and their regulators;

         (9)      relationships with significant vendors and business partners;

         (10)     the amount and cost of financing available to us;

         (11) the completion of the post-closing process following the sale of our mortgage business and the ultimate amount of restructuring and other related charges associated with the conclusion of the strategic alternatives process for our mortgage and leasing businesses; and

         (12)     the impact of litigation.

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

The managed business credit card receivable portfolio grew from $1.5 billion at September 30, 2000 to $1.7 billion at December 31, 2000 and to $2.0 billion at September 30, 2001. Advanta Business Cards originated 57,394 new accounts in the three months ended September 30, 2001, compared to 55,895 new accounts for the same period of 2000. Originations for the nine months ended September 30, 2001 were 192,711 new accounts, compared to 257,536 new accounts in the same period of 2000. The growth in receivables and origination results for 2001 reflect our plan to grow our portfolio in a controlled manner that we believe is prudent in the present economic environment.

Pretax income for Advanta Business Cards was $17.3 million for the three months ended September 30, 2001 as compared to $8.2 million for the same period of 2000. Pretax income for the nine months ended September 30, 2001 was $44.9 million as compared to $32.8 million for the same period of 2000. The components of pretax income for Advanta Business Cards for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                               SEPTEMBER 30,                              SEPTEMBER 30,
                                                               -------------                              -------------
                                                        2001                  2000                 2001                 2000
                                                        ----                  ----                 ----                 ----
Net interest income on owned receivables              $ 10,834              $ 14,906            $  33,222             $ 36,134
Noninterest revenues                                    59,148                41,060              159,922              111,443
Provision for credit losses                             (9,325)              (16,806)             (25,449)             (29,476)
Operating expenses                                     (43,407)              (30,955)            (122,754)             (85,311)
Pretax income                                         $ 17,250              $  8,205            $  44,941             $ 32,790
                                                      --------              --------            ---------             --------

The increase in noninterest revenues in both periods is due primarily to growth in managed receivables and increased interchange income. The increases in operating expenses in both periods resulted from growth in managed receivables and account origination activities. Pretax income for Advanta Business Cards for the three and nine months ended September 30, 2000 includes an $8 million increase in the provision for credit losses attributable to a revision of our estimate of the allowance for credit losses as a result of the following factors: (1) discussions with our banking regulators relating to the implementation of the agreement between Advanta Bank Corp. and the FDIC that was disclosed in June 2000; (2) changes in the economic environment; and (3) the use of more conservative loss estimates for certain segments of the loan portfolio. The remainder of the increase in allowance is due to the maturing and growth of the portfolio. See further discussion in the "Provision and Allowance for Credit Losses" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

SECURITIZATION INCOME

Advanta Business Cards recognized securitization income of $30.1 million for the three months ended September 30, 2001 and $77.9 million for the nine months ended September 30, 2001. This compares to $19.2 million of securitization income recognized for the three months ended September 30, 2000 and $50.4 million of securitization income recognized for the nine months ended September 30, 2000. Advanta Business Cards sells interests in receivables through securitizations. Advanta Business Cards also sells receivables to existing securitization trusts on a continuous basis to replenish the investors' interest in trust receivables that have been repaid by the card holders. The increase in securitization income in 2001 was due to increased volume of securitized receivables and increased yields on the securitized receivables, partially offset by increased credit losses on securitized receivables.

The following table provides selected information on a managed loan portfolio basis.

                                                                   SEPTEMBER 30,
                                                                   -------------
MANAGED PORTFOLIO DATA ($ IN THOUSANDS)                      2001                 2000
---------------------------------------                      ----                 ----
Average managed business credit card receivables:
  Three months ended September 30                         $1,946,737           $1,472,729
  Nine months ended September 30                           1,829,815            1,304,881
Ending managed business credit card receivables            1,996,963            1,529,783
Ending number of accounts managed                            689,678              552,544
Managed net interest margin:
  Three months ended September 30                               15.2%                13.0%
  Nine months ended September 30                                14.5                 12.7
As a percentage of gross managed receivables
  Receivables 30 days or more delinquent                         5.9%                 4.3%
  Net charge-offs (annualized):
    Three months ended September 30                              7.9%                 4.8%
    Nine months ended September 30                               7.3                  4.4
                                                          ----------           ----------

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

SERVICING REVENUES

Advanta Business Cards recognized servicing revenue of $7.7 million for the three months ended September 30, 2001 and $21.3 million for the nine months ended September 30, 2001. This compares to servicing revenue of $3.5 million for the three months ended September 30, 2000 and $11.9 million for the nine months ended September 30, 2000. The increase in servicing revenue was due to increased volume of securitized receivables.

INTERCHANGE INCOME

Business credit card interchange income was $20.9 million for the three months ended September 30, 2001 and $59.1 million for the nine months ended September 30, 2001. This compares to business credit card interchange income of $16.3 million for the three months ended September 30, 2000 and $44.3 million for the nine months ended September 30, 2000. The increase in interchange income was primarily due to higher purchase volume related to the increase in average managed business credit card accounts and receivables. The average interchange rate was 2.2% in the three months ended September 30, 2001, compared to 2.1% in the same period of 2000. The average interchange rate was 2.1% for the nine months ended September 30, 2001 and 2000.

VENTURE CAPITAL

Our venture capital segment makes venture capital investments through our affiliates. The investment objective is to earn attractive returns by building the long-term values of the businesses in which they invest. Our investment affiliates combine transaction expertise, management skills and a broad contact base with strong industry-specific knowledge. Consistent with market conditions, pretax loss for the venture capital segment was $11.0 million for the three months ended September 30, 2001, and included $10.0 million of decreases in valuations of venture capital investments. Pretax loss for the venture capital segment was $0.4 million for the three months ended September 30, 2000, and included $0.6 million in gains on venture capital investments. For the nine months ended September 30, 2001, pretax loss for the venture capital segment was $30.3 million as compared to pretax income of $10.1 million for the same period of 2000. The pretax loss for the nine months ended September 30, 2001 included $27.0 million of decreases in valuations and losses on venture capital investments as compared to $12.9 million in gains realized on venture capital investments in the same period of 2000.

DISCONTINUED OPERATIONS

Loss from discontinued operations, net of tax, was $8.4 million for the period from January 1, 2001 through February 28, 2001, the effective date of the sale of our mortgage business. In the prior year, we had income from discontinued operations, net of tax, of $15.1 million for the three months ended September 30, 2000 and loss of $183.6 million for the nine months ended September 30, 2000. Loss from discontinued operations for the nine months ended September 30, 2000 includes charges which were made in response to our regulatory review process, including the implementation of the agreements with the bank regulators that were signed during the second and third quarters of 2000, and changes during the second quarter in the market and the political and regulatory environment for subprime lending. These charges include a pretax reduction in the valuation of Advanta National Bank's retained interests in mortgage securitizations of $214.0 million and an increase in Advanta National Bank's on-balance sheet allowance for credit losses related to mortgage loans of $22.0 million. These Advanta National Bank charges reduced net income by $236.0 million or $9.31 per combined common diluted share.

In addition to the operating results through February 28, 2001 of discontinued operations, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $31.6 million for the nine months ended September 30, 2001. The components of this net loss include a pretax gain on the sale of our mortgage business of $20.8 million, a pretax loss on the discontinuance of our leasing business of $45.0 million, and tax expense of $7.4 million.

Effective February 28, 2001, we completed the sale of our mortgage business, Advanta Mortgage, to Chase Manhattan Mortgage Corporation as buyer. Following the transaction, we no longer operate a mortgage business. The purchase and sale agreement provided for the sale, transfer and assignment of substantially all of the assets and operating liabilities associated with our mortgage business, as well as specified contingent liabilities arising from our operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before closing that were not specifically assumed by the buyer. The proceeds from the sale exceeded $1 billion, subject to closing adjustments, resulting in an estimated gross gain of approximately $60 million before transaction expenses, severance expenses and other costs. The pretax net gain of $20.8 million in the nine months ended September 30, 2001 includes a $5.0 million pretax charge in the three months ended September 30, 2001 for legal expenses, a substantial portion of which is attributable to legal fees that we estimate will be incurred in defense of the lawsuit filed by Chase Manhattan Mortgage. See Note 13 to the consolidated financial statements for a discussion of litigation related to the sale of our mortgage business. The gain on the sale of the mortgage business does not reflect any impact from the post-closing adjustment process that has been extended by agreement of the parties. Although the sale of our mortgage business resulted in a gain for financial reporting purposes, due to book/tax differences, we will not pay any material federal income tax as a result of the sale.

On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. We will continue to service the existing portfolio rather than sell the business or the portfolio. In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. In the nine months ended September 30, 2001, we incurred an additional $45.0 million pretax loss due to changes in the estimate of those operating results. These changes in estimate were needed due to an increase in estimated credit losses expected throughout the remaining term of the leasing portfolio based on recent credit loss experience in 2001. The primary factor contributing to the increased credit losses is that one of our former leasing vendors recently filed for bankruptcy protection and this vendor's financial problems have impacted its ability to service a segment of our leasing portfolio. This vendor is unique from our other leasing vendors in that it had a significant servicing relationship with our customers and the equipment under lease provided fee revenue to our customers for usage. Also, our contract with the vendor provided that the vendor would provide a guaranty if the performance of the leases did not meet certain criteria. This guaranty was considered when underwriting the leases.

INTEREST INCOME AND EXPENSE

Interest income on receivables and investments decreased $13.1 million for the three months ended September 30, 2001 as compared to the same period of 2000. The decrease in interest income for the three months ended September 30, 2001 was due primarily to a decrease in on-balance sheet business credit card receivables and investments. Also contributing to the decreased interest income was a decrease in the average yield earned on our investment portfolio caused by the interest rate environment and a shift in the composition of the portfolio. Short-term investments, including federal funds sold and interest-bearing deposits, represented 83% of the average investment portfolio in the three months ended September 30, 2001 as compared to 37% in the same period of 2000. Excess liquid assets resulting from the sale of the mortgage business in 2001 are being held in short-term, high quality investments until they can be deployed. See further discussion in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Interest income on receivables and investments decreased $10.7 million for the nine months ended September 30, 2001 as compared to the same period of 2000. The decrease in interest income for the nine months ended September 30, 2001 was due primarily to decreased yields on the investment portfolio.

During the three months ended September 30, 2001, interest expense decreased by $7.5 million as compared to the same period of 2000, and increased $1.1 million for the nine months ended September 30, 2001 as compared to the same period of 2000. The decrease in interest expense for the three months ended September 30, 2001 was due to a decrease in interest-bearing liabilities, offset by an increase in our cost of funds. The increase in interest expense for the nine months ended September 30, 2001 was due to an increase in our cost of funds. Our cost of funds increased to 7.35% for the three months ended September 30, 2001 from 7.15% during the same period of 2000, and increased to 7.33% for the nine months ended September 30, 2001 from 6.77% for the same period of 2000. The increase in the cost of funds in 2001 was attributable to the increase in debt as a percentage of total interest-bearing liabilities and an increase in the interest rate on debt funding. Debt represented 35% of total average interest-bearing liabilities for the three months ended September 30, 2001 as compared to 27% for the same period of 2000, and represented 35% for the nine months ended September 30, 2001 as compared to 26% for the same period of 2000. The average interest rate on debt funding was 10.28% for the three months ended September 30, 2001 as compared to 8.44% for the same period of 2000, and was 9.33% for the nine months ended September 30, 2001 as compared to 7.98% for the same period of 2000.

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

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------
                                                 2001                                         2000
                                                 ----                                         ----
                               AVERAGE                         YIELD/       AVERAGE                        YIELD/
NET INTEREST INCOME           BALANCE(1)       INTEREST        RATE        BALANCE(1)       INTEREST        RATE
-------------------           ----------       --------        ----        ----------       --------        ----
ON-BALANCE SHEET
Receivables:
 Business credit cards       $  401,822       $   19,361       19.12%      $  473,210      $   23,789      20.00%
 Other receivables               28,328              349        4.89           24,250             233       3.82
                             ----------       ----------                   ----------      ----------      -----
Total owned receivables         430,150           19,710       18.18          497,460          24,022      19.21
Investments(2)                  618,018            6,340        4.03          958,083          15,469       6.40
Interest-earning assets
 of discontinued
 operations                      85,788            1,898        8.84        1,288,445          41,110      12.73
                             ----------       ----------                   ----------      ----------      -----
Total interest-earning
 assets                      $1,133,956       $   27,948        9.76%      $2,743,988      $   80,601      11.70%


Interest-bearing
 liabilities(3)              $1,010,311       $   18,720        7.35%      $2,833,029      $   50,876       7.15%


Net interest spread                                             2.41%                                       4.55%
Net interest margin                                             3.23%                                       4.31%

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                 2001                                         2000
                                                 ----                                         ----
                              AVERAGE                         YIELD/        AVERAGE                       YIELD/
NET INTEREST INCOME          BALANCE(1)        INTEREST        RATE        BALANCE(1)       INTEREST       RATE
                             ----------        --------        ----        ----------       --------      ------
ON-BALANCE SHEET
Receivables:
 Business credit cards       $  381,465       $   56,388       19.76%      $  407,266      $   58,369      19.14%
 Other receivables               28,352              907        4.28           21,657             629       3.88
                             ----------       ----------                   ----------      ----------      -----
Total owned receivables         409,817           57,295       18.69          428,923          58,998      18.37
Investments(2)                  962,599           35,398        4.87          935,691          45,016       6.39
Interest-earning assets
 of discontinued
 operations                     253,676           27,618       14.52        1,631,021         145,687      11.92
                             ----------       ----------                   ----------      ----------      -----
Total interest-earning
 assets                      $1,626,092       $  120,311        9.86%      $2,995,635      $  249,701      11.12%


Interest-bearing
 liabilities(3)              $1,530,501       $   83,999        7.33%      $2,920,584      $  148,117       6.77%


Net interest spread                                             2.53%                                       4.35%
Net interest margin                                             2.99%                                       4.53%

(1)  Includes assets held and available for sale and nonaccrual receivables.

(2) Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)  Includes funding of assets for both continuing and discontinued operations.

OTHER REVENUES

($ in thousands)                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                      -------------                 -------------
                                                   2001           2000           2001           2000
                                                   ----           ----           ----           ----
Investment securities gains (losses), net       $(10,000)      $    556       $(24,316)      $ 10,422
Loss on sale of deposits                               0              0         (2,835)             0
Insurance revenues (losses), net and other           513           (409)        (6,058)         3,851
                                                --------       --------       --------       --------
  Total other revenues, net                     $ (9,487)      $    147       $(33,209)      $ 14,273
                                                ========       ========       ========       ========

Investment securities gains (losses) include changes in the fair value and realized gains (losses) on venture capital investments. Investment securities losses for the three months ended September 30, 2001 include $10.0 million of decreases in valuations of venture capital investments. Investment securities losses for the nine months ended September 30, 2001 also include a $4.9 million loss on the sale of a venture capital investment, $12.1 million of decreases in valuations of venture capital investments, and $2.7 million of realized gains on other investments. Investment securities gains for the nine months ended September 30, 2000 include $0.6 million in gains on venture capital investments in the third quarter of 2000, $12.3 million in gains on venture capital investments in the six months ended June 30, 2000, and $2.4 million of realized losses on other investments.

In the second quarter of 2001, we sold $389.7 million of deposit liabilities to E*TRADE Bank, a wholly owned subsidiary of E*TRADE Group, Inc., resulting in a $2.8 million loss.

In the first quarter of 2001, we successfully negotiated an early termination of our strategic alliance with Progressive Casualty Insurance Company to direct market auto insurance. The loss in insurance revenues (losses), net and other for the nine months ended September 30, 2001 includes operating results of insurance operations, the impact of the termination of the strategic alliance with Progressive Casualty Insurance Company and charges related to the write-off of certain assets previously associated with the auto insurance strategic alliance. Insurance revenues, net and other in the three months ended September 30, 2000 includes a charge of approximately $3 million in the insurance business relating to a large policy claim settled during the quarter.

OPERATING EXPENSES

($ in thousands)                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                          SEPTEMBER 30,               SEPTEMBER 30,
                                          -------------               -------------
                                       2001          2000          2001          2000
                                       ----          ----          ----          ----
Salaries and employee benefits       $ 15,172      $  9,205      $ 45,049      $ 29,638
Amortization of business credit
  card deferred origination
  costs, net                           10,492         6,720        27,601        16,279
External processing                     4,493         3,327        12,747         9,725
Professional/consulting fees            4,029         3,743        10,251        11,018
Marketing expense                       1,752         3,067         8,726         8,363
Occupancy expense                       1,733         2,314         4,968         6,743
Equipment expense                       1,489         2,141         5,148         6,178
Telephone expense                         815         1,209         3,045         3,451
Other                                   4,767         2,767        14,376         7,424
                                     --------      --------      --------      --------
Total operating expenses             $ 44,742      $ 34,493      $131,911      $ 98,819
                                     ========      ========      ========      ========

Salaries and employee benefits, amortization of business credit card deferred origination costs, net, and external processing expense have increased for the three and nine months ended September 30, 2001 as compared to the same periods of 2000, due primarily to increased account origination activities in Advanta Business Cards as well as the resulting growth in managed business credit card receivables. Average managed business credit card receivables increased to $1.9 billion for the three months ended September 30, 2001 from $1.5 billion for the same period of 2000, and increased to $1.8 billion for the nine months ended September 30, 2001 from $1.3 billion for the same period of 2000.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses of $9.5 million for the three months ended September 30, 2001 decreased by $7.3 million as compared to the provision for credit losses of $16.8 million for the same period of 2000. The provision for credit losses of $25.9 million for the nine months ended September 30, 2001 decreased by $3.6 million in comparison to the provision for credit losses of $29.5 million for the same period of 2000. As of September 30, 2000, we had modified our estimate of the allowance for credit losses on business credit card receivables. The revised estimate for the overall portfolio was developed based on discussions with our banking regulators, changes in the economic environment and the use of more conservative loss estimates for certain segments of the loan portfolio. Those segments included accounts with lower credit scores, accounts held by businesses in operation less than twelve months, and accounts in which cash borrowings comprise a significant portion of the outstanding balance. As a result of these changes in estimate in 2000, we increased our allowance for credit losses by approximately $8 million, which increased the provision for credit losses and decreased net income by approximately $8 million or $0.32 per diluted combined share for both the three and nine months ended September 30, 2000.

At September 30, 2001, the allowance for credit losses on a consolidated basis was $39.8 million, or 10.0% of owned receivables, as compared to $33.4 million, or 9.3% of owned receivables, at December 31, 2000. The allowance for credit losses on business credit card receivables was $39.2 million at September 30, 2001 as compared to $33.2 million at December 31, 2000. The allowance for credit losses on business credit card receivables represented 10.6% of owned receivables at September 30, 2001 and 9.9% of owned receivables at December 31, 2000. The increase in allowance for credit losses on business credit card receivables is due to the maturing and growth of the portfolio and the current economic environment. As shown in the following table, we have experienced a trend of increasing charge-off rates, consistent with our expectations of the seasoning portfolio and the current economic environment, which has been factored into our estimate of the allowance for credit losses. These factors were also reflected in the delinquency rates. Total owned business credit card receivables 30 days or more delinquent at September 30, 2001 were 5.7% of gross receivables as compared to 5.5% at December 31, 2000.

CHARGE-OFF RATE TREND- OWNED                                                    THREE MONTHS ENDED
                                                             MAR.     JUN.    SEPT.    DEC.    MAR.    JUN.    SEPT.
                                                             2000     2000    2000    2000     2001    2001    2001
                                                             ----     ----    ----    ----     ----    ----    ----
Net charge-offs as a % of owned business
   credit card receivables (annualized)                      4.1%     3.7%    4.9%    5.1% *   6.4%    6.7%    7.3%
                                                             ---      ---     ---     ---      ---     ---     ---

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

                                                  SEPTEMBER 30,     DECEMBER 31,    SEPTEMBER 30,
CREDIT QUALITY                                         2001          2000 (A)           2000
--------------                                         ----          --------           ----
CONSOLIDATED - MANAGED
Nonperforming assets                               $   68,807       $   45,160       $   35,916
Receivables 30 days or more delinquent                119,793           83,798           67,051
As a percentage of gross receivables:
 Nonperforming assets                                     3.4%             2.7%             2.3%
 Receivables 30 days or more delinquent                   5.9              5.0              4.3
Net charge-offs:
 Amount                                            $  100,301       $   64,638       $   42,834
 As a percentage of average gross receivables
  (annualized)                                            7.2%             4.6%             4.3%

CONSOLIDATED - OWNED
Allowance for credit losses                        $   39,772       $   33,367       $   31,366
Nonperforming assets                                   15,715           10,700           11,483
Receivables 30 days or more delinquent                 22,629           19,395           21,737
As a percentage of gross receivables:
 Allowance for credit losses                             10.0%             9.3%             6.4%
 Nonperforming assets                                     4.0              3.0              2.4
 Receivables 30 days or more delinquent                   5.7              5.4              4.4
Net charge-offs:
 Amount                                            $   19,447       $   17,807       $   12,974
 As a percentage of average gross receivables
  (annualized)                                            6.3%             4.2%             4.0%

BUSINESS CREDIT CARDS - MANAGED
Nonperforming assets                               $   68,277       $   44,600       $   35,355
Receivables 30 days or more delinquent                118,163           82,915           66,036
As a percentage of gross receivables:
 Nonperforming assets                                     3.4%             2.7%             2.3%
 Receivables 30 days or more delinquent                   5.9              5.0              4.3
Net charge-offs:
 Amount                                            $  100,298       $   64,636       $   42,834
 As a percentage of average gross receivables
  (annualized)                                            7.3%             4.7%             4.4%

BUSINESS CREDIT CARDS - OWNED
Allowance for credit losses                        $   39,170       $   33,165       $   31,164
Nonperforming assets                                   15,185           10,140           10,922
Receivables 30 days or more delinquent                 20,999           18,512           20,722
As a percentage of gross receivables:
 Allowance for credit losses                             10.6%             9.9%             6.7%
 Nonperforming assets                                     4.1              3.0              2.4
 Receivables 30 days or more delinquent                   5.7              5.5              4.5
Net charge-offs:
 Amount                                            $   19,444       $   17,805       $   12,974
 As a percentage of average gross receivables
  (annualized)                                            6.8%             4.5%             4.2%

(A) Beginning in the fourth quarter of 2000, business credit card charge-off statistics reflect the adoption of a new charge-off policy for bankruptcies. Bankrupt business credit cards are charged off within a 60-day investigative period after receipt of notification. The previous policy provided a 90-day investigative period. Managed and owned business credit card charge-offs for the year ended December 31, 2000 include a 0.2% acceleration of charge-offs in connection with the adoption of this policy.

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

Additionally, during the first quarter of 2001, we incurred $21.6 million of other employee costs. This amount includes approximately $10 million attributable to bonuses to certain key employees in recognition of their efforts on behalf of Advanta in the strategic alternatives process. It also includes approximately $4.5 million of bonuses in recognition of the restructuring of the company and other significant transitional efforts. These bonuses will be paid over a 12-month period. In the second quarter of 2001, we recorded a $1.0 million increase in employee costs related to a revision in estimate associated with these bonuses. In 2001, we accelerated vesting of 32% of outstanding options that were not vested at the date of the closing of the sale of our mortgage business. This acceleration resulted in a non-cash charge of $1.3 million. In connection with reviewing our compensation plans after the sale of the mortgage business and restructuring of corporate functions, management identified certain programs that would not be continued, including stock appreciation rights and phantom stock programs. We recorded charges of $2.9 million associated with the settlement of outstanding stock appreciation rights and phantom stock with employees and directors. This charge reflects a $0.7 million reduction recorded in the three months ended September 30, 2001, as actual settlement costs were less than estimated. Due to the restructuring of the company, we implemented programs whereby certain out-of-the money options were exchanged for shares of restricted stock, and whereby certain restricted stock was exchanged for cash and stock options in a tender offer, subject to certain performance conditions and vesting requirements. Non-cash charges associated with the issuance of the restricted stock, stock options and the tender offer totaled $3.6 million. This charge reflects a $1.4 million increase recorded in the three months ended September 30, 2001, as actual charges were more than estimated.

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

In addition, in the three months ended March 31, 2001, there were charges of $2.2 million recorded related to other products exited in the first quarter of 2001 for which no future revenues or benefits would be received. In the three months ended September 30, 2001, we were able to settle some of these commitments for less than originally estimated, and reduced the charge by $0.7 million. We expect to pay the remaining costs, which include lease and other commitments, over the next nine months.


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

INCOME TAXES

As a result of unusual charges, valuation adjustments on venture capital investments and the loss on the discontinuance of the leasing business in 2001, we reported a pretax loss for the three and nine months ended September 30, 2001. A valuation allowance has been provided against a portion of the resulting deferred tax asset given our pre-existing net operating loss carryforwards and the uncertainty of the realizability of the incremental deferred tax asset. The valuation allowance resulted in a 0% tax rate for the three months ended September 20, 2001 and 2000. In establishing the valuation allowance, management considered (1) the level of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. Based on this analysis, management believes the net deferred tax asset will be realized.

ASSET/LIABILITY MANAGEMENT

We manage our financial condition with a focus on maintaining disciplined management of market risks and prudent levels of leverage and liquidity.

MARKET RISK SENSITIVITY

We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We estimate that at September 30, 2001, our net interest income over a 12-month period would change by less than 1% if interest rates were to rise by 200 basis points, and that our net interest income over a 12-month period would increase by approximately 3% if interest rates were to fall by 200 basis points. We also measure the effect of interest rate risk on our managed net interest income, which includes net interest income on owned assets and net interest income on securitized receivables. We estimate that at September 30, 2001, our managed net interest income over a 12-month period would decrease by approximately 7 to 9% if interest rates were to rise by 200 basis points, and that our managed net interest income over a 12-month period would increase by approximately 10 to 12% if interest rates were to fall by 200 basis points. Our business credit card receivables include interest rate floors that cause our managed net interest income to rise in the declining rate scenario. The interest rate floors also cause a decrease in managed net interest income in a rising rate scenario. Current rates are well below certain of the interest rate floors, and a 200 basis point increase in rates would not impact the contractual rate on a substantial portion of the receivables. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income over one year.

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


LIQUIDITY AND CAPITAL RESOURCES

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. During the nine months ended September 30, 2001, we securitized approximately $290 million of business credit card receivables. At September 30, 2001, we had $381 million of federal funds sold, $163 million of receivables held for sale, and $92 million of investments, which could be sold to generate additional liquidity. Components of funding were as follows:

                                                             SEPTEMBER 30, 2001               DECEMBER 31, 2000
                                                             ------------------               -----------------
                                                          AMOUNT                %          AMOUNT                %
                                                          ------                -          ------                -
Off-balance sheet business credit card receivables      $1,628,082              53%      $1,324,137              33%
Deposits                                                   675,718              22        1,346,976              34
Debt and other borrowings                                  313,024              10          759,473              19
Equity, including capital securities                       467,002              15          540,902              14
                                                        ----------              --       ----------              --
Total                                                   $3,083,826             100%      $3,971,488             100%
                                                        ----------              --       ----------              --

At September 30, 2001, we had a $280 million committed commercial paper conduit facility secured by business credit card receivables, of which $160 million was unused at September 30, 2001.

In the first quarter of 2001, we received in excess of $1 billion in cash proceeds from the sale of our mortgage business. We have strategically used the proceeds to strengthen Advanta for the future, including a significant reduction in our leverage. In the second quarter of 2001, we sold $389.7 million of our deposit liabilities to E*TRADE Bank, a wholly owned subsidiary of E*TRADE Group, Inc. We also paid off substantially all of our outstanding medium-term notes and reduced our outstanding retail notes. In the period from April 2001 to August 2001, we ceased the origination and renewal of retail notes due to our liquidity position. In the nine months ended September 30, 2001, we reduced debt and deposits by $1.1 billion. Also, Advanta National Bank has suspended originations of deposit accounts.

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

In the first quarter of 2001, after consideration of the parent liquidity and the capital requirements for the ongoing business, the Board of Directors of Advanta Corp. authorized management to purchase up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our capital securities, or some combination thereof. We intend to make purchases modestly and when we believe it is prudent to do so while we analyze evolving capital requirements. As of September 30, 2001, we have repurchased approximately 401,500 shares of our Class B Common Stock.

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

At September 30, 2001, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 22.02%, and Advanta Bank Corp.'s combined total capital ratio was 20.67%. At December 31, 2000, Advanta National Bank's combined total capital ratio (combined Tier I and Tier II capital) was 15.08% and Advanta Bank Corp.'s combined total capital ratio was 14.60%. In each case, Advanta National Bank and Advanta Bank Corp. had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of our agreement with the OCC, even though we have achieved the higher imposed capital ratios required by the agreement.

The FDIC recently approved a rule to revise the regulatory capital treatment of recourse, direct credit substitutes, and residual interests in asset securitizations. The rule is expected to be approved by the other bank regulatory agencies during the fourth quarter of 2001 and issued as an interagency policy statement. As this rule applies to the current business at our banking subsidiaries, it supercedes the current low-level recourse rules and requires that an institution hold one dollar in total risk-based capital against every dollar of residual interest, with some exceptions. It further requires that credit enhancing interest-only strips in excess of 25% of Tier 1 capital be deducted from Tier 1 capital for purposes of calculating bank capital ratios. This rule has an effective date of January 1, 2002. Banks can delay until December 31, 2002, the application of the final rule to transactions entered into prior to January 1, 2002 that result in increased capital requirements. We anticipate the adoption of this rule at our banking subsidiaries will not have a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report on Form 10-Q. See "Asset/Liability Management-Market Risk Sensitivity."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which we deny, center around Fleet's assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet LLC in connection with the Consumer Credit Card Transaction. Fleet seeks damages of approximately $141 million. We have filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that we contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities we have already assumed. We also have filed a countercomplaint against Fleet for approximately $101 million in damages we believe have been caused by certain actions of Fleet following the closing of the Consumer Credit Card Transaction. The Court recently issued a ruling on summary judgment in favor of Fleet on certain positions on legal issues advocated by Fleet and against others that Fleet advocated. Many issues remain to be determined at trial, including the dollar effects of all of the issues in dispute. Trial in this matter is scheduled to begin in November 2001. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On December 5, 2000, a former executive of Advanta obtained a jury verdict against Advanta in the amount of $3.9 million, in connection with various claims against Advanta related to the executive's termination of employment. On September 7, 2001, the District Court Judge issued orders denying both parties' post-trial motions. A judgment in the amount of approximately $6 million was entered against Advanta. On September 28, 2001, Advanta filed an appeal to the United States Court of Appeals for the Third Circuit from the Judgment. Plaintiff filed a cross-appeal from the order adverse to him. Advanta will vigorously pursue its appeal. The District Court Judge has not yet ruled on the executive's petition for attorney's fees and costs in the amount of approximately $1.2 million, which Advanta has contested. Plaintiff also has asserted that he is entitled to a non-jury trial on his ERISA claim for severance pay and that Advanta's appeal is premature. The District Court has scheduled argument on this issue in November 2001. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On December 21, 2000, Banc One Financial Services, Inc. and Bank One, N.A (together "Banc One") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, that alleges, among other things, that Advanta breached two mortgage loan servicing agreements by wrongfully withholding as termination fees an amount in excess of $23 million, from amounts that we had collected under the loan servicing agreements. We dispute these claims and allegations. An answer to Banc One's second amended complaint was filed July 3, 2001 denying liability, raising affirmative defenses and asserting a counterclaim. Various motions are pending, including Advanta's motion for partial summary judgment and Banc One's motion for summary judgment. The case is in active discovery with a discovery cut-off date of April 2, 2002 and a trial ready date of May 2, 2002. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On February 1, 2001, Fleet and certain of its affiliates filed a complaint in Delaware Chancery Court in an attempt to block the sale of our mortgage business to Chase Manhattan Mortgage Corporation. The complaint alleged that the terms of the proposed sale of our mortgage business breach a provision of Fleet's 1998 agreement to acquire our consumer credit card business, as amended (the "Contribution Agreement"), that essentially requires a buyer of "substantially all" of our assets to assume any of our remaining obligations under the Contribution Agreement at the time of the sale of "substantially all" of our assets. In February 2001, we announced that we had reached an agreement with Fleet, with regard to Fleet's attempt to block the sale. As part of the agreement, Fleet dismissed its injunction claim and agreed that it would raise no future issue with respect to the sale of the mortgage business. Under the agreement, $70.1 million of our reserves in connection with our long-standing litigation with Fleet were funded in an escrow account. The court presiding over the claims will order the funds paid to Advanta or to Fleet depending upon the outcome of that litigation. The amount escrowed, $71.4 million including interest, represents our maximum exposure to Fleet in the litigation, assuming a court were to rule in favor of Fleet on every claim involved in the litigation.

On July 26, 2001, Chase Manhattan Mortgage Corporation ("Chase") filed a complaint against Advanta and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that Advanta breached its contract with Chase in connection with the sale of Advanta's mortgage business to Chase. Chase claims that Advanta misled Chase concerning the value of certain of the assets sold to Chase. On September 12, 2001, Advanta filed an answer to the complaint in which Advanta denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to Advanta in connection with the transaction. The matter is in discovery and trial is scheduled for April 2003. We believe that the lawsuit is without merit and will vigorously defend Advanta. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact to Advanta or the named subsidiaries.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following exhibits are being filed with this report on Form 10-Q.

     EXHIBIT
     NUMBER       DESCRIPTION OF DOCUMENT
     ------       -----------------------
       12         Consolidated Computation of Ratio of Earnings to Fixed Charges


(b)  Reports on Form 8-K

         (b)(1) A Current Report on Form 8-K, dated July 24, 2001, was filed by Advanta setting forth the financial highlights of Advanta's results of operations for the three months ended June 30, 2001.

         (b)(2) A Current Report on Form 8-K, dated July 27, 2001, was filed by Advanta announcing that Chase Manhattan Mortgage Corporation ("Chase") had filed a complaint alleging that Advanta breached its contract with Chase in connection with the sale of Advanta's mortgage business to Chase.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Advanta Corp.
                                          (Registrant)

November 14, 2001                         By /s/Philip M. Browne
                                             ----------------------------------
                                             Senior Vice President and
                                             Chief Financial Officer

November 14, 2001                         By /s/David B. Weinstock
                                             ----------------------------------
                                             Vice President and
                                             Chief Accounting Officer

         EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------

  12          Consolidated Computation of Ratio of Earnings to Fixed Charges