Form 10-K
period 2001-12-31
ADVANTA CORP
filed 2002-03-19
CIK 96638

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

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

     State the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

     $264,825,636 as of March 11, 2002 which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the Company (however, this does not constitute a representation or acknowledgment that any of such individuals is an affiliate of the Registrant).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 11, 2002 there were 10,041,017 shares of the Registrant's Class A Common Stock, $.01 par value, outstanding and 18,730,170 shares of the Registrant's Class B Common Stock, $.01 par value, outstanding.

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

DOCUMENT                                                                   FORM 10-K REFERENCE
--------                                                                   -------------------
Definitive Proxy Statement relating to the Registrant's 2002                        Part III, Items 10-13
Annual Meeting of Stockholders, to be filed pursuant to
Regulation 14A not later than 120 days following the end of
the Registrant's last fiscal year

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

In this Form 10-K, "Advanta", "we", "us", "our" and the "Company" refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

                                    OVERVIEW

Advanta is a highly focused financial services company. We have been providing innovative financial products and solutions since 1951. Currently, our lending business consists of Advanta Business Cards, one of the nation's largest issuers of MasterCard(R)* business credit cards to small businesses. In addition to Advanta Business Cards, we have venture capital investments. We own two depository institutions, or banks, Advanta Bank Corp. and Advanta National Bank. We primarily fund and operate our business credit card business through Advanta Bank Corp. We also own two insurance companies, Advanta Life Insurance Company and Advanta Insurance Company, through which we offer specialty credit-related insurance and related products to our existing customers.

     At December 31, 2001, we had approximately $2.1 billion in managed receivables. Managed receivables include both owned and securitized receivables.

     Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. During the first quarter of the year ended December 2001, we exited our mortgage business and ceased originating new leases in our small ticket equipment leasing business. We are, however, continuing to service the existing leases in our small ticket equipment leasing portfolio rather than sell the business or the portfolio.

     Pursuant to the terms of the purchase and sale agreement, dated January 8, 2001, as amended, by and between Advanta and Chase Manhattan Mortgage Corporation, a New Jersey corporation ("Buyer"), Advanta and certain of its subsidiaries transferred and assigned to Buyer and certain of its affiliates substantially all of the assets and operating liabilities associated with Advanta's mortgage business. This transaction is referred to throughout this Form 10-K as the "Mortgage Transaction." The Mortgage Transaction was consummated on March 1, 2001, effective as of February 28, 2001 (the "Closing Date").

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

---------------

* MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.

                             CONTINUING OPERATIONS

ADVANTA BUSINESS CARDS

  Overview

Advanta Business Cards, a business unit of Advanta, is one of the nation's leading providers of business credit cards to small businesses. Advanta Business Cards offers business credit cards to small businesses using targeted direct mail, the Internet and telemarketing solicitation of potential cardholders. The "Advanta Business Card" is issued and funded by Advanta Bank Corp.

     Our principal objectives are to use our information based strategy to continue to prudently grow our business while increasing profitability. Based on our experience and expertise in analyzing the credit behavior and characteristics of consumers and small businesses, we have developed an extensive database of customer information and attributes. We use this information in conjunction with proprietary credit scoring, targeting and other sophisticated analytical models we have developed to market our products to prospective customers. We measure the expected behavior of our prospects by analyzing, among other things, a prospect's responsiveness, creditworthiness, sensitivity to price and expected transaction volume. We continually validate our models based on actual results from marketing campaigns, and use this information to refine and improve our analytical assumptions. The information we gather and analyze allows us to market directly to specific customer segments, target prospects effectively, anticipate customer needs, customize our pricing and products to meet those needs.

     Our primary product is a MasterCard business credit card. We also offer a limited number of Visa(R)** business credit cards. MasterCard and Visa license banks and other financial institutions, such as Advanta Bank Corp., to issue credit cards using their servicemarks and to use the interchange network. Advanta Bank Corp. receives an interchange fee as compensation for the funding and credit and fraud risks it assumes when its cardholders use the Advanta Business Card. Our business credit cards provide our customers with access, through merchants, banks and ATMs, to an instant unsecured revolving business credit line. Under the terms of our cardholder agreements, our business cards may be used for business purposes only.

     We offer a number of benefits that we believe are important to small business owners including:

     - additional cards for employees at no fee with the ability to set individual spending limits;

     - on-line detailed expense management reports that categorize purchases and itemize charges for recordkeeping and tax purposes; and

     - customized cards and business checks.

Our business credit card also offers free auto rental insurance, free purchase protection service for a specified time period and several free emergency assistance and referral services.

     We also offer rewards programs on a limited basis, generally for an annual fee. Under the rewards programs, the cardholder may receive credit toward the purchase of airline tickets and/or other rewards, such as cash rebates, based on their card purchases. Additionally, we offer a travel card. Use of the travel card entitles the cardholder to earn bonus miles toward free air travel and other travel-related benefits. We expect to continue to expand our business credit card product offerings and look for innovative ways to tailor products to the unique needs of small businesses.

     The interest rate and credit line size we offer vary and are ultimately determined based upon the credit history and creditworthiness of the borrower. At December 31, 2001, the average credit line was approximately $10,000. The interest rate is generally based on a LIBOR (London Interbank Offered Rate) or Prime Rate index. In most cases, the interest rate will change with changes in LIBOR or the Prime Rate, as applicable, and is subject to a minimum below which the interest rate cannot fall.

---------------

** Visa(R) is a registered servicemark of Visa International, Inc.

     We generate interest and other income through finance charges assessed on outstanding loans, interchange income, and cash advance and other credit card fees. We also generate income through specialty credit-related insurance products and services we offer to our business credit card customers through our insurance subsidiaries.

     The managed portfolio of Advanta Business Cards grew from $1.66 billion at December 31, 2000 to $2.04 billion at December 31, 2001. In 2001, approximately 98% of Advanta's total revenues from continuing operations were derived from Advanta Business Cards. See Note 18 to the consolidated financial statements for additional segment financial information about Advanta Business Cards.

  Originations

We originate substantially all of our business credit card accounts using direct marketing techniques, including direct mail, telemarketing solicitation and the Internet. We periodically mail solicitations for an Advanta MasterCard or Visa business credit card. Similarly, we use inbound and outbound telemarketing to solicit applicants. We offer applications and instant credit decisions online.

     Our marketing program is the result of extensive ongoing testing of various marketing campaigns that target different segments of the small business market. The success of each campaign is measured by the profitability of the campaign, including both the cost of acquisition of new business and the credit performance of the resulting business. We originated over 224,000 new business credit card accounts during the year ended December 31, 2001.

     Our sources for potential customers include the use of external credit reporting agencies, the purchase of customer lists from establishments with a small business customer base, strategic alliances with companies and associations with a small business customer base and linking with other websites on the Internet that serve small businesses. In an effort to expand our customer reach, we are testing new sources for identifying potential customers.

  Underwriting

We have developed sophisticated modeling techniques for assessing the creditworthiness of potential cardholders. Because the owner of the business is a joint obligor on our business credit card, we may consider credit-related and other relevant data about both the business and the individual owner of the business in our assessment of the creditworthiness of potential cardholders. Through the application process, we verify the applicant's demographic information and collect current sales and income statistics. This information, coupled with credit reports received from external credit reporting agencies, forms the basis for our decision to extend credit. Using a proprietary scoring system, we rank our prospective cardholders based upon their expected creditworthiness and profitability potential.

     When a cardholder is first approved, our profile of that cardholder is limited and based solely on historical information generated by third parties and information provided by the customer at the time of application. As we compile information regarding each cardholder's behavior over time, we maintain and continually update our performance database. We use the information we gather over time regarding actual account performance and cardholder behavior as a basis for predicting a cardholder's future performance. We use this information to periodically re-score the cardholder based on all of the information we accumulate, and to evaluate and potentially adjust the interest rate and the credit line size that we make available to the cardholder.

  Pricing

We continually test different pricing strategies. Our pricing strategies include a combination of promotional pricing and risk-based pricing. We offer a range of potential interest rates to potential cardholders. Our offers are subject to verification of information provided by the potential cardholder through the application process.

     We offer primarily variable rate credit card accounts. The periodic finance charge assessed on balances in most of these accounts is indexed to LIBOR or the Prime Rate, plus an add-on percentage or spread. In most cases, the rate will change with changes in LIBOR or the Prime Rate, as applicable, and is subject to a minimum below which the rate cannot fall. In addition the rate may vary depending on the type of transaction. For example, cash advances are generally subject to a higher periodic finance charge rate than merchandise transactions. With notice, we may reprice any account at our discretion, based upon a variety of factors indicating a risk of future nonpayment, such as changes in a cardholder's credit standing. The credit line size may also be adjusted up or down based on our continual credit monitoring. To discourage delinquent payments, we use "penalty pricing" and automatically increase the interest rate on any account that exceeds the delinquency level set forth in the applicable cardholder agreement or is otherwise in default. The amount of the automatic increase may vary, but typically we add 3% to the existing interest rate on an account.

  Servicing and Collections

We perform most of the servicing and collections for our business credit card accounts in-house. Certain data processing and administrative functions associated with the servicing of our business credit card portfolio are outsourced to First Data Resources, Inc. Services performed by First Data Resources include: authorizing transactions through the MasterCard and Visa systems; performing billing and settlement processes; generating and monitoring monthly billing statements; and issuing credit card plastics and new account agreements.

     We have a collections staff that performs the collection activities for our business credit cards. Accounts are "contractually delinquent" if the minimum payment is not received by the due date. We discourage delinquent payments by assessing a late fee and the collections staff pursues late payments aggressively and immediately.

     Efforts to collect contractually delinquent credit cards currently are made by our collections personnel or their designees. Collection activities include statement messages, formal collection letters and telephone calls. Collection personnel initiate telephone contact with delinquent cardholders as early as the first day the cardholder becomes contractually delinquent. The intensity with which collection activity is pursued depends on the risk the account presents to us, which is determined by behavioral scoring and adaptive control techniques. If initial telephone contact fails to resolve the delinquency, we continue to contact the cardholder by telephone and by mail.

     Delinquency levels are monitored by management of our collections, asset quality and credit departments and information is reported daily to senior management. Accounts are charged-off when they become 180 days contractually delinquent, at which time delinquent accounts of cardholders who have not filed bankruptcy are generally referred to outside collection agencies. We charge-off accounts suspected of being fraudulent after a 90-day investigative period unless our investigation shows no evidence of fraud.

     Effective October 1, 2000, the accounts of customers who become debtors in bankruptcy cases are charged-off when they become 180 days contractually delinquent or within 60 days of receipt of notification of filing from the bankruptcy court, whichever is shorter. Prior to October 1, 2000, instead of a 60-day investigation period we used a 90-day investigation period prior to charge-off to determine whether we should challenge the cardholder's bankruptcy petition or the discharge of amounts owed to us. Our credit evaluation, servicing and charge-off policies and collection practices may change from time to time in accordance with our business judgment and applicable laws and regulations.

VENTURE CAPITAL INVESTMENTS

We make venture capital investments through our affiliates, including Advanta Partners LP and Advanta Growth Capital Fund L.P. Advanta Partners LP focuses primarily on growth capital financings, restructurings and management buyouts in the financial services, electronic commerce relationship management services and other consumer and data information management services industries. Advanta Growth Capital Fund L.P. focuses primarily on earlier stage investment opportunities in the technology and information services sectors, including the areas of wireless services, electronic commerce and direct marketing. The investment objective of our investment affiliates is to earn attractive returns by building the long-term values of the businesses in which they invest. Our investment affiliates combine transaction expertise, management skills and a broad contact base with strong industry-specific knowledge. Our investments in specific companies and industry segments may vary over time. We primarily invest in privately-held companies, including early stage companies. These investments are inherently risky as the market for the technologies and products the investees have under development may never materialize. See Note 18 to the consolidated financial statements for additional segment financial information about our venture capital investments.

ADVANTA INSURANCE

Our life/health and property/casualty insurance subsidiaries, Advanta Life Insurance Company and Advanta Insurance Company, respectively, provide insurance and related products mostly to existing Advanta customers. Together with unaffiliated insurance carriers, we offer specialty credit-related insurance products and services to our existing business credit card and leasing customers. Advanta Insurance uses direct mail marketing and telemarketing to enroll customers in these programs. The focus of these products is on the customers' ability to repay their debt. These products include coverage for loss of life, disability, involuntary unemployment, accidental death, and lost or damaged equipment. Our insurance subsidiaries generally reinsure all or a portion of the risks associated with these products or services. Under reinsurance agreements, our insurance subsidiaries assume a proportional quota share of the risk from the unaffiliated insurance carriers. In consideration for assuming these risks, our insurance subsidiaries receive reinsurance premiums equal to the proportional percentage of the net premiums collected by the insurance carriers, less a ceding fee as defined by the reinsurance treaties, and proportional acquisition expenses, premium taxes and loss payments made by the carriers on these risks.

     Through a strategic alliance with Progressive Casualty Insurance Company formed in 1996 for an initial term of 5 years, Advanta Insurance provided its direct marketing expertise to market Progressive's automobile insurance policies nationwide. In the first quarter of 2001, we negotiated an early termination of the strategic alliance.

DEPOSITORY INSTITUTIONS

We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. Advanta Bank Corp. is an industrial loan corporation organized under the laws of the State of Utah with its principal executive offices located in Draper, Utah. Advanta Bank Corp.'s principal activity consists of the issuance of the "Advanta Business Card" credit card to small businesses. Prior to first quarter 2001, Advanta Bank Corp. also was involved in our small ticket equipment leasing business and our mortgage business. We no longer operate a mortgage business or originate new equipment leases. However, Advanta Bank Corp. continues to be involved in the small ticket equipment leasing business because we are continuing to service our existing lease portfolio. See "-- DISCONTINUED OPERATIONS."

     Advanta National Bank is a national banking association organized under the laws of the United States of America with its headquarters and sole branch currently located in Wilmington, Delaware. Prior to February 28, 2001, we conducted a large portion of our mortgage business through Advanta National Bank.

DEPOSIT, SAVINGS AND INVESTMENT PRODUCTS

Deposits with each of our bank subsidiaries are insured by the Federal Deposit Insurance Corporation ("FDIC"). Through our banks we are able to offer a range of insured deposit products. Advanta Bank Corp.'s deposit products include retail certificates of deposit and large denomination certificates of deposit of $99,000 or more. Advanta Bank Corp. generates retail deposits from repeat deposits from existing customers and from new depositors attracted by direct mail solicitations, newspaper and other media advertising, and the Internet.

     In the past, Advanta National Bank's deposit products have included money market savings accounts, retail certificates of deposit and large denomination certificates of deposit of $99,000 or more. Following the Mortgage Transaction, Advanta National Bank had excess cash liquidity. As a result, Advanta National Bank suspended originating deposit accounts. To further reduce this excess liquidity, on June 25, 2001, Advanta

National Bank sold substantially all of its deposit liabilities to E*TRADE Bank, a subsidiary of E*TRADE Group, Inc.

     At December 31, 2001, we had total deposits of $636.9 million at our banks, compared to $1.3 billion as of December 31, 2000. Substantially all of the deposits as of December 31, 2001 were at Advanta Bank Corp.

     Since 1951, Advanta Corp. and its predecessor, Teachers Service Organization, Inc., have offered unsecured debt securities of the corporation, in the form of RediReserve Certificates and Investment Notes, to retail investors through our retail note programs. These debt securities, also referred to in this Form 10-K as "retail notes," have been sold predominantly on a direct basis by Advanta in select states. The RediReserve Variable Rate Certificates are payable on demand and the maturities on the Investment Notes range from 90 days to ten years. The RediReserve Certificates and Investment Notes generally require an initial minimum investment of $5,000 and are obligations of Advanta Corp. and are not insured or guaranteed by any public or private entity. We change the interest rates that we offer frequently, depending on market conditions and our funding needs. The rates also vary depending on the size of each investment. At December 31, 2001, $323.4 million of RediReserve Certificates and Investment Notes were outstanding with interest rates ranging from 3.00% to 11.56%.

                            DISCONTINUED OPERATIONS

ADVANTA LEASING SERVICES

  Overview

On January 23, 2001, after a thorough review of strategic alternatives available to our leasing business, we decided to cease originating new equipment leases. However, we are continuing to service the existing leasing portfolio.

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

     Our leases are generally priced on a fixed rate basis. At December 31, 2001, the leases in our portfolio had an average lease size of approximately $6,700 and an average lease term remaining of approximately 26 months.

     Managed lease receivables at December 31, 2001 totaled approximately $421 million, compared to approximately $758 million at December 31, 2000. By the end of 2002, the managed lease receivables are expected to total approximately $200 million. See Note 2 to the consolidated financial statements for additional financial information about Advanta Leasing Services.

  Originations

Prior to our decision to cease new leasing originations, Advanta Leasing Services originated leases through marketing programs, vendors, brokers and bulk or portfolio purchases.

  Servicing and Collections

We are continuing to service our existing portfolio of equipment leases. As part of our servicing we will continue to perform collection activities with respect to delinquent contracts. Each lease contract has a provision for assessing late charges in the event that a customer fails to make a payment on the contract on the related due date. We typically initiate telephone contact when an account is between one and 16 days past due, depending on certain established criteria. Telephone contact is continued throughout the delinquency period. If the account continues to be delinquent, Advanta Leasing Services may exercise any remedies available to it under the terms of the contract, including termination and acceleration of the payments due pursuant to the lease contract. We evaluate each contract on the merits of the individual situation taking into consideration the equipment value and the current financial strength of the customer.

     If collection activities are unsuccessful, we typically charge-off the account at 120 days past due. An account may be charged-off prior to 120 days if we determine that no further payments will be made. In cases where the customer files for bankruptcy, Advanta Leasing Services' Legal Recovery Department follows up with the debtor to determine whether the debtor intends to assume or reject the contract. In many cases, although the customer has filed for bankruptcy protection from its creditors, it continues to make regular payments on its contract. At the time a non-bankruptcy account is charged-off, the account is referred to our in-house litigation department to determine whether we will pursue the customer or any personal guarantor on the contract through litigation. If we determine not to pursue an account through litigation it may be referred to a third party collection agency to enforce the original terms of the contract.

ADVANTA MORTGAGE

Effective February 28, 2001, we closed the Mortgage Transaction and no longer operate a mortgage business. In accordance with the terms of the purchase and sale agreement, Buyer acquired substantially all of the assets and operating liabilities associated with our mortgage business for a purchase price, net of operating liabilities assumed by Buyer, exceeding $1 billion. Following the Mortgage Transaction, we retained contingent liabilities, primarily relating to litigation arising out of the operation of the mortgage business through the Closing Date, that were not specifically assumed by Buyer. See "-- OVERVIEW."

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

     Prior to the closing of the Mortgage Transaction, at December 31, 2000, Advanta Mortgage's portfolio of subserviced loans totaled approximately $7.9 billion and our total serviced portfolio, including the "subserviced" portfolio, was $15.8 billion. See Note 2 to the consolidated financial statements for additional financial information about Advanta Mortgage.

                             GOVERNMENT REGULATION

ADVANTA CORP.

Advanta Corp. is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). We own Advanta National Bank, which is a "bank" as defined under the BHCA, as amended by the Competitive Equality Banking Act of 1987 ("CEBA"). However, under grandfathering provisions of CEBA, we are not required to register as a bank holding company because Advanta National Bank, which takes demand deposits but does not make commercial loans, did not come within the BHCA definition of the term "bank" prior to the enactment of CEBA. Under CEBA, our other banking subsidiary, Advanta Bank Corp., also is not considered a "bank" for purposes of the BHCA. Accordingly, our ownership of Advanta Bank Corp. does not impact our exempt status under the BHCA. Because we are not a bank holding company, we are not subject to examination by the Federal Reserve Board, other than for purposes of assuring continued compliance with the CEBA restrictions discussed below.

     Under CEBA, Advanta National Bank is subject to certain restrictions, such as the limitation that it may either take demand deposits or make commercial loans, but may not do both. In addition, under CEBA Advanta National Bank may not acquire control of more than 5% of the stock or assets of an additional "bank" or "savings association," as these terms are defined in the BHCA. The Gramm-Leach-Bliley Financial

Modernization Act of 1999 ("GLB Act") was adopted on November 12, 1999 and became effective on May 12, 2000. Prior to the enactment of the GLB Act, if Advanta Corp. or Advanta National Bank had ceased complying with the restrictions set forth in CEBA, registration as a bank holding company under the BHCA would have been required. Registration as a bank holding company is not automatic and, if we were to register, it would subject us and our subsidiaries to inspection and regulation by the Federal Reserve Board. Under the GLB Act, should Advanta Corp. or Advanta National Bank fail to comply with any of the restrictions applicable to them under CEBA, there is a 180-day right to cure period following receipt of a notice from the Federal Reserve Board. The opportunity to cure or remediate an activity that is out of compliance significantly reduces the risk that Advanta Corp. will be required to register as a bank holding company under the BHCA.

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

     Advanta Bank Corp. is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the "FFIEC"). These guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank's total capital is required to be "Tier I capital," comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, "Tier II capital," may consist of other preferred stock, certain hybrid debt/equity instruments, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total average assets. Recognizing that the risk-based capital standards address only credit risk, and not interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards.

     In addition, pursuant to provisions of the FDIC Improvement Act of 1991 (the "FDICIA") and related regulations with respect to prompt corrective action, FDIC-insured institutions such as Advanta Bank Corp. may only accept brokered deposits without FDIC permission if they meet specified capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are "well-capitalized." To be "well-capitalized" under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, Tier I capital to risk-weighted assets of not less than 6%, and a Tier I leverage ratio of not less than 5%. In each case, Advanta Bank Corp. met the capital requirements of the FDICIA and was categorized as well-capitalized under the regulatory framework for prompt corrective action. See Note 16 to the consolidated financial statements.

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

     Advanta National Bank is subject to the FFIEC capital adequacy guidelines and the FDICIA provisions for accepting brokered deposits described above. See "-- Advanta Bank Corp." Presently, Advanta National Bank is required to maintain capital in excess of the minimum regulatory standards. At December 31, 2001, Advanta National Bank had capital at levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of its agreement with the OCC, even though we have achieved the higher imposed capital ratios required by the agreement with the OCC. See Note 16 to the consolidated financial statements and "-- Regulatory Agreements."

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

     The agreement between Advanta Bank Corp. and the FDIC established temporary deposit growth limits at Advanta Bank Corp. and provided for prior FDIC approval of the payment by Advanta Bank Corp. of any future cash dividends. The agreement between Advanta National Bank and the OCC established temporary asset growth limits at Advanta National Bank and imposed restrictions on taking brokered deposits at Advanta National Bank. The June 2000 agreement with the OCC required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards.

     In July 2000, we announced that Advanta National Bank signed a second agreement with the OCC resulting in a significant reduction to the carrying value of Advanta National Bank's retained interests in mortgage securitizations and requiring that Advanta National Bank increase its allowance for credit losses. See Note 15 to the consolidated financial statements.

     In 2001, in connection with the Mortgage Transaction, Advanta National Bank sought approval of the OCC for a return of capital to Advanta Corp. in the amount of $261 million. On February 28, 2001, the OCC approved the amount requested and, at the same time, Advanta National Bank entered into an agreement with the OCC regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction and the resolution of outstanding Advanta National Bank liabilities. The February 2001 agreement superseded the capital ratio requirements of the June 2000 agreement and lowered the capital requirements for Advanta National Bank to 12.7% for Tier 1 capital and Total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets, as defined in the agreement. The February 2001 agreement requires that Advanta National Bank obtain prior OCC approval of any future dividends. Advanta Bank Corp. is unaffected by Advanta National Bank's agreements with the OCC.

     Management believes that Advanta Bank Corp. and Advanta National Bank were each in compliance with their respective regulatory agreements at December 31, 2001.

LENDING AND LEASING ACTIVITIES

Although our current lending activities are principally directed to small businesses, certain aspects of various federal and state laws, including the Equal Credit Opportunity Act, the Community Reinvestment Act, the Electronic Funds Transfer Act, the Truth-in-Lending Act and the Fair Credit Reporting Act, apply to us. Provisions of these statutes and related regulations require disclosure to borrowers of finance charges in terms of an annual percentage rate, prohibit discriminatory practices in extending credit, require our FDIC-insured banking institutions to serve the banking needs of their local communities and regulate the dissemination and use of information relating to a borrower's creditworthiness.

     Additionally, the GLB Act imposes privacy requirements dealing with the use of nonpublic information about consumer customers. Retail deposit customers of Advanta National Bank and Advanta Bank Corp. as well as investors who purchase Advanta Corp.'s retail notes are subject to the GLB Act and its accompanying regulations. This statute is not preemptive and states may impose additional and more burdensome privacy requirements. To date, North Dakota has extended these requirements and other states are considering similar legislative or regulatory initiatives.

DIVIDENDS

There are various legal limitations on the extent to which national banks, including Advanta National Bank, can supply funds through dividends to their parent companies or affiliates. The prior approval of the OCC is required if the total of all dividends declared by the national bank in any calendar year exceeds its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus accounts. In addition, a national bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. The OCC also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in any unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC, pursuant to its authority under the Financial Institutions Supervisory Act, could claim that a dividend payment might under some circumstances be an unsafe or unsound practice.

     In February 2001, in connection with the Mortgage Transaction, the OCC approved the payment of a return of capital in the amount of $261 million from Advanta National Bank to Advanta Corp. Under Advanta National Bank's current agreement with the OCC, Advanta National Bank is not eligible to pay any dividends without the OCC's prior approval. In addition, as a result of Advanta Bank Corp.'s agreement with the FDIC, Advanta Bank Corp. may not pay cash dividends without prior FDIC approval. See "-- Regulatory Agreements."

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

     The maximum dividend that any of our insurance subsidiaries can distribute to Advanta Corp., in any twelve-month period, without prior approval of the State of Arizona Department of Insurance, is the lesser of:

     - 10% of the subsidiary's statutory surplus; or

     - for any given twelve-month period, the subsidiary's net income, if it is a life insurance company; or

     - for any given twelve-month period, the subsidiary's net investment income, if it is a property and casualty insurance company.

During 2001, the State of Arizona Department of Insurance approved payments to Advanta Corp. from its insurance subsidiaries totaling $63.6 million, consisting of a $57.5 million return of capital and dividends of $6.1 million.

     The State of Arizona has adopted minimum risk-based capital standards as developed by the National Association of Insurance Commissioners. Risk-based capital is the quantification of an insurer's investment, underwriting, reserve and business risks in relation to its total adjusted capital and surplus. The ratio of an insurer's total adjusted capital and surplus is compared to various levels of risk-based capital to determine what intervention, if any, is required by either the insurance company or an insurance department. At December 31, 2001, our insurance subsidiaries met all risk-based capital standards and required no intervention by any party.

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

     In the fourth quarter of 2001, the bank regulatory agencies issued an interagency policy statement that revised the regulatory capital treatment of recourse, direct credit substitutes, and residual interests in asset securitizations. This rule applies to our banking subsidiaries and supercedes the former low-level recourse rules and requires that banks hold one dollar in total risk-based capital against every dollar of residual interest, with some exceptions. It further requires that credit enhancing interest-only strips in excess of 25% of Tier 1 capital be deducted from Tier 1 capital for purposes of calculating bank capital ratios. This rule has an effective date of January 1, 2002. Early adoption was permitted for transactions entered into prior to the effective date that result in a reduced capital requirement. Banks can delay until December 31, 2002 the application of the final rule to transactions entered into prior to January 1, 2001 that result in increased capital requirements. Advanta Bank Corp. elected to adopt the rule effective December 31, 2001 and it resulted in a reduced capital requirement. We do not anticipate the adoption of this rule will have an effect on the capital requirements of Advanta National Bank.

     Other federal legislative proposals and initiatives that could impact Advanta and its businesses include financial privacy initiatives that would restrict the permissible use of customer-specific financial and other credit information and statutory changes to those aspects of the Truth in Lending Act that are applicable to our business. In addition, Congress is currently considering legislation to reform the Bankruptcy Code. The bankruptcy reform bills would require that debtors pass a means test to determine eligibility for bankruptcy relief while adding new consumer protections, such as new minimum payment and introductory rate disclosures for credit cards and exemptions for retirement savings in bankruptcy. They also would promote education and credit counseling as alternatives to resolving financial difficulties, allowing more debtors to avoid a bankruptcy filing. While these provisions are primarily directed at consumer bankruptcies, they would also impact small businesses that file for bankruptcy liquidation under Chapter 7 of the Bankruptcy Code.

     Our current marketing is based on direct marketing to small businesses using direct mail, telemarketing and the Internet. There are a number of federal and state legislative initiatives that would restrict the use of unsolicited commercial e-mail and telemarketing to wireless telephones and would strengthen "do not call list" laws. Additionally, the Federal Trade Commission has proposed a nationwide registry for consumers who wish to block telemarketing calls, including provisions that would allow the blocking of telephone solicitations from companies with which they already do business. While this proposal is intended to apply to individual consumers, the practical application of the registry may impact our marketing to small businesses as well.

     Following the attack on the United States on September 11, 2001, a number of law enforcement-related financial privacy initiatives have also been enacted or proposed. In addition, there are initiatives under consideration that could affect the imposition of credit card late fees during periods when mail service is limited or interrupted.

     Additionally, federal and state legislatures are considering legislative and regulatory initiatives related to credit scoring disclosure, minimum monthly payments and other legislation relating to credit card lending and marketing has been proposed. While these initiatives are generally directed at consumer transactions, it is possible that final legislation could impact small business lending as well.

                                  COMPETITION

As a marketer of credit products, we face intense competition from numerous financial services providers. Many of these companies are substantially larger and have more capital and other resources than we do. Competition among lenders can take many forms, including convenience in obtaining a loan, the size of their existing customer base and the ability to cross sell products to that customer base, customer service, size of loans, interest rates, and other types of finance or service charges, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender. Although we believe we are generally competitive in most of the geographic areas in which we offer our products and services, there can be no assurance that our ability to market our services successfully or to obtain an adequate yield on our loans will not be impacted by the nature of the competition that now exists or may develop.

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

                                   EMPLOYEES

As of December 31, 2001, we had 734 employees. We believe that we have good relationships with our employees. None of our employees is represented by a collective bargaining unit.

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

     - The completion of post-closing procedures following the Mortgage Transaction and revisions to estimated charges associated with the discontinued operations of our mortgage and leasing businesses.

     - The effects of interest rate fluctuations on our net interest margin and the value of our assets and liabilities; the continued legal or commercial availability of techniques, including loan pricing and repricing, hedging and other techniques, that we use to manage the risk of those fluctuations.

     - Difficulties or delays in the securitization of our receivables and the resulting impact on the cost and availability of such funding. Difficulties and delays may result from the current economic, legal, regulatory, accounting and tax environments and adverse changes in the performance of the securitized assets.

     - The amount, type and cost of financing available to us, including secured financing, and any changes to that financing including any impact from changes in the current economic, legal, regulatory, accounting and tax environments, adverse changes in the performance of our loan portfolio, any impact from changes in our debt ratings and the activities of parties with which we have agreements or understandings, including any activities affecting any investment.

     - Changes in our aggregate accounts or loan balances, and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing investment made by us, the rate of repayment of loan balances, changes in general economic conditions and other factors beyond our control.

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

     - The amount of, and rate of growth in, our expenses (including employee and marketing expenses) as our businesses develop or change and we expand into new market areas; the acquisition or disposition of assets (interest-earning, fixed or other); and the effects of changes within our organization or in our compensation and benefit plans.

     - Difficulties or delays in the development, production, testing and marketing of products or services, including, but not limited to, a failure to implement new product or service programs when anticipated, the failure of or delay in customers' acceptance of these products or services, losses associated with the testing and implementation of new products or services or financial, legal or other difficulties as may arise in the course of such implementation.

     - The effects of, and changes in, tax laws, rates, regulations and policies.

     - The effects of, and changes in, political conditions, social conditions and general economic conditions, including inflation, recession or other adverse economic conditions.

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

     - The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims and changes in those items, developments or assertions by or against us or any of our subsidiaries arising in the ordinary course of business or in connection with our discontinued operations.

     - Adoptions of new, or changes in existing, accounting policies and practices and the application of such policies and practices.

     - Our relationships with customers, significant vendors and business partners.

     - Our ability to attract and retain key personnel.

ITEM 2.  PROPERTIES

At December 31, 2001, Advanta owned two buildings in Horsham, Pennsylvania totaling 198,000 square feet. During January and February 2001, these buildings were primarily used by Advanta Mortgage and Advanta Business Cards. As of March 1, 2001, these buildings were 100% leased to the buyer of Advanta's mortgage business. Advanta leased 109,511 square feet in Spring House, Pennsylvania for its principal executive offices and for use by Advanta Business Cards. Advanta leased an additional 39,203 square feet in two buildings in the Pennsylvania suburbs of Philadelphia for certain corporate staff functions, until August 31, 2001 when Advanta vacated one 33,000 square foot building. In the adjoining state of New Jersey, Advanta owned one building consisting of 56,196 square feet for its Leasing operations, until December 10, 2001, at which time the building was sold. Advanta leased back 21,328 square feet on the third floor of the building in New Jersey for Advanta Leasing Services. Advanta also leased 12,000 square feet of office space and 3,000 square feet of storage space in two buildings in New Jersey for Advanta Leasing Services and a portion of Advanta Business Cards operations. In Delaware, Advanta leased 36,589 square feet of office space for Advanta National Bank. In New York, Advanta leased 6,000 square feet of office space in two buildings for Advanta Partners LP and Advanta Growth Capital Fund, LP. Advanta also leased 50,625 square feet of office space in Utah for Advanta Bank Corp.

     In addition to the principal locations in Pennsylvania, New Jersey, New York, Delaware and Utah, until February 28, 2001 Advanta leased approximately 84,923 square feet of office space in twenty-one states to support the mortgage loan production offices and an additional 6,213 square feet of office space in five states to support Advanta Mortgage and Advanta Leasing Services. Since Advanta ceased origination of new leases and exited the mortgage business in the first quarter of 2001, Advanta has been buying out, assigning or subleasing this space. Accordingly, as of December 31, 2001, the remaining leased space totaled approximately 31,112 square feet.

     At December 31, 2001, the total leased and owned office space was approximately 474,368 square feet.

ITEM 3.  LEGAL PROCEEDINGS

On January 22, 1999, Fleet Financial Group, Inc. ("Fleet") and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which we deny, center around Fleet's assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card LLC in connection with the transfer of our consumer credit card business in 1998 (the "Consumer Credit Card Transaction"). Fleet seeks damages of approximately $141 million. We filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that we contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities we have already assumed. We also filed a countercomplaint against Fleet for approximately $101 million in damages we believe have been caused by certain actions of Fleet following the closing of the Consumer Credit Card Transaction. In October 2001, the court issued a ruling on summary judgment in favor of Fleet on certain legal issues and positions advocated by Fleet and against others that Fleet advocated. As a result, for purposes of trial only, the parties stipulated to a number of issues relating to the court's orders including certain amounts that would be owed by each party to the other, while preserving their rights to appeal. Many issues remained to be determined at trial, including the financial impact of all issues in dispute. The trial took place in November and December 2001. The court ordered a post-trial briefing schedule, which has the parties submitting briefs through March 2002, with oral argument scheduled for April 2002. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an escrow account in February 2001. Taking into account amounts that Fleet owes to us and the amount escrowed, including interest, we have funded our estimated maximum net exposure to Fleet in the litigation. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results given the amount escrowed, our reserves and amounts that Fleet owes us.

     On December 5, 2000, a former executive of Advanta obtained a jury verdict against Advanta in the amount of $3.9 million in the United States District Court for the Eastern District of Pennsylvania, in connection with various claims against Advanta related to the executive's termination of employment. In September 2001, the District Court Judge issued orders denying both parties' post-trial motions. A judgment in the amount of approximately $6 million, which includes the $3.9 million described above, was entered against Advanta. In September 2001, Advanta filed an appeal to the United States Court of Appeals for the Third Circuit. Advanta has posted a supersedeas bond in the amount of $8 million and has filed its principal brief in the Court of Appeals. The plaintiff filed a cross-appeal from the order adverse to him. Advanta is vigorously pursuing its appeal. The District Court Judge has not yet ruled on the executive's petition for attorney's fees and costs in the amount of approximately $1.2 million, which Advanta has contested. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

     On December 21, 2000, Banc One Financial Services, Inc. and Bank One, N.A (together "Banc One") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, that alleges, among other things, that Advanta breached two mortgage loan servicing agreements by wrongfully withholding as termination fees an amount in excess of $23 million, from amounts that we had collected under the loan servicing agreements. An answer to Banc One's second amended complaint was filed in July 2001 denying liability, raising affirmative defenses and asserting a counterclaim. Various motions were filed, including Advanta's motion for partial summary judgment under one of the two loan servicing agreements, Banc One's motion for summary judgment on liability under both loan servicing agreements, and Banc One's motions to strike Advanta's counterclaim and ninth affirmative defense (both alleging breach of the implied covenant of good faith and fair dealing). In January 2002, the court entered an opinion and order on the pending motions, which granted in part and denied in part both parties' motions for summary judgment. The court treated Banc One's motions to strike as motions for summary judgment, and although not entirely clear on this point, apparently granted them in part and denied them in part. Banc One's motions to strike were denied as moot. The court's ruling is essentially an interlocutory ruling in favor of Advanta under one of the two agreements and in favor of Banc One under the other of the two agreements. Advanta's counterclaim survives in part. The court's order does not constitute a final judgment and no assessment of damages either on Advanta's counterclaim or Banc One's claim has occurred. Further proceedings in the trial court on the matter of damages on both the surviving portion of Advanta's counterclaim and Banc One's surviving claim are to ensue. The amount of damages which Banc One might ultimately be entitled to recover from Advanta remains undetermined and dependent upon a number of factors, including the resolution of various legal issues which remain to be resolved and the amount of any damages Advanta might be entitled to recover against Banc One, which likewise remains undetermined. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

     On July 26, 2001, Chase Manhattan Mortgage Corporation ("Chase") filed a complaint against Advanta and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that Advanta breached its contract with Chase in connection with the Mortgage Transaction. Chase claims that Advanta misled Chase concerning the value of certain of the assets sold to Chase. In September 2001, Advanta filed an answer to the complaint in which Advanta denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to Advanta in connection with the transaction. The matter is in discovery and trial is scheduled for April 2003. We believe that the lawsuit is without merit and will vigorously defend Advanta. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact to Advanta or the named subsidiaries.

     On November 8, 2001 and January 28, 2002, Grant Thornton, LLP ("Grant Thornton") filed third-party complaints against Advanta Mortgage Corp., USA ("AMCUSA") in two related lawsuits in the United States District Court for the Southern District of West Virginia. The third-party claims allege negligent misrepresentation, claiming without specificity or factual support that Grant Thornton received inaccurate information from AMCUSA concerning the amount of loans that AMCUSA had been servicing for the First National Bank of Keystone, West Virginia ("Keystone"). Grant Thornton was the former auditor for Keystone, which failed. Grant Thornton was sued on November 9, 1999 and January 28, 2000 by shareholders and others with purported ownership interests in Keystone, alleging that Grant Thornton rendered an unqualified opinion for Keystone's financial statements, when in fact the financial statements fraudulently overstated Keystone's assets by approximately $500 million. In December 2001 and February 2002, AMCUSA filed motions to dismiss the third-party complaints. We plan to vigorously defend this litigation, and because we believe that the likelihood of a final judgment of liability against AMCUSA is remote, we do not expect that the ultimate resolution of this litigation will have a material adverse effect on our financial position or future operating results.

     On December 20, 2001, a purported shareholder of Advanta filed a complaint in the Court of Common Pleas of Montgomery County, Pennsylvania, that alleges, among other things that certain members of Advanta's Board of Directors breached their fiduciary duties in connection with their oversight of Advanta management relating to certain issues in dispute between Advanta and Fleet. The action is a derivative lawsuit pursuant to which certain members of Advanta's Board of Directors are named as defendants and Advanta is merely a nominal defendant. In essence, the complaint alleges that the directors failed to cause Advanta to voluntarily pay Fleet the amounts that Fleet claims in the dispute. The complaint was served in January 2002. We believe that the lawsuit is without merit both substantively and procedurally and will vigorously defend the claims. In February 2002 preliminary objections to the allegations were filed with the court, asserting that the complaint failed to allege any viable claim and that the plaintiff failed to comply with the procedural requirements to bring his claim.

     In addition to the cases described above, Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to the Mortgage Transaction in the first quarter of 2001. Management believes that the aggregate liabilities, if any, resulting from all litigation, claims and other legal proceedings will not have a material adverse effect on the consolidated financial position or results of our operations based on the level of litigation reserves we have established and our expectations regarding the ultimate resolutions of these actions. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Each of the executive officers of Advanta Corp. and its subsidiaries listed below was elected by the applicable Board of Directors, to serve at the pleasure of the Board in the capacities indicated.

NAME                             AGE                        OFFICE                        DATE ELECTED
------------------------------------------------------------------------------------------------------
Dennis Alter                     59     Chairman of the Board and Chief Executive             1972
                                        Officer
William A. Rosoff                58     Vice Chairman of the Board and President              1996
Jeffrey D. Beck                  53     Vice President and Treasurer of Advanta Corp.         2001
                                        and President and Chief Investment Officer,
                                        Advanta Bank Corp.
Philip M. Browne                 42     Senior Vice President and Chief Financial             1998
                                        Officer
Christopher J. Carroll           42     Chief Credit Officer                                  2001
Rosemary Cauchon                 44     Senior Vice President of Advanta Corp. and            2001
                                        President, Advanta Small Business Services
David B. Weinstock               37     Vice President and Chief Accounting Officer           2001

     Mr. Alter became Executive Vice President and a Director of Advanta Corp.'s predecessor organization in 1967. He was elected President and Chief Executive Officer in 1972, and Chairman of the Board of Directors in August 1985. In February 1986, he relinquished the title of President, and in August 1995 he relinquished the title of Chief Executive Officer. In October 1997, Mr. Alter reassumed the title of Chief Executive Officer

     Mr. Rosoff joined Advanta Corp. in January 1996 as a Director and Vice Chairman. In October 1999, Mr. Rosoff became President and Vice Chairman of the Board of Advanta Corp. Prior to joining Advanta Corp., Mr. Rosoff was a long time partner of the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, Advanta Corp.'s outside counsel, where he advised Advanta Corp. for over 20 years. While at Wolf, Block, Schorr and Solis-Cohen LLP, he served as Chairman of its Executive Committee and, immediately before joining Advanta Corp., as a member of its Executive Committee and Chairman of its Tax Department. Mr. Rosoff is a Trustee of Atlantic Realty Trust, a publicly held real estate investment trust.

     Mr. Beck joined Advanta Corp. in 1986 as Senior Vice President of Advanta National Bank and was elected Vice President and Treasurer of Advanta Corp. in 1992. In June 2000, Mr. Beck was elected Chief Investment Officer of Advanta Bank Corp. and in May 2001, he was elected President of Advanta Bank Corp.

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

     Mr. Carroll joined Advanta Corp. in 2001 as Chief Credit Officer. Prior to joining Advanta Corp., Mr. Carroll was a consultant with The Secura Group for two years where he assisted clients, including Advanta, with bank regulatory issues in areas such as credit risk management, credit policy and process management, regulatory compliance, due diligence, and consolidation and conversion projects. Prior to that, he held a variety of positions in credit management and administration at First Interstate Bancorp. (now Wells Fargo), where he spent 11 years as a consumer and commercial lender, credit administrator, regulatory liaison and credit risk manager.

     Ms. Cauchon joined Advanta Corp. in 2001 as Senior Vice President of Advanta Corp. and President, Advanta Small Business Services. Prior to joining Advanta Corp., she was Executive Vice President, Partnership Marketing and Business Card Group at First USA Bank where she managed a $30 billion portfolio and 1,900 partnership relationships. Prior to assuming that position, between 1994 and 2000

Ms. Cauchon served First USA Bank in various other capacities including Executive Vice President, Cobrand Marketing and Business Card Group and Senior Vice President, Marketing Analysis and Database Marketing.

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

     Following are the high, low and closing sale prices and cash dividends declared for the last two years as they apply to each class of stock:

                                                                                 CASH
                                                                               DIVIDENDS
QUARTER ENDED:                                    HIGH      LOW      CLOSE     DECLARED
--------------                                   ------    ------    ------    ---------
CLASS A:
March 31, 2000                                   $21.88    $16.88    $20.31     $0.063
June 30, 2000                                     21.00     10.88     12.19      0.063
September 30, 2000                                13.56     10.69     11.25      0.063
December 31, 2000                                 11.88      5.75      8.81      0.063
March 31, 2001                                   $16.00    $ 8.75    $15.81     $0.063
June 30, 2001                                     16.00     12.86     16.00      0.063
September 30, 2001                                19.10      8.00      9.40      0.063
December 31, 2001                                 11.72      8.00      9.94      0.063
CLASS B:
March 31, 2000                                   $15.50    $11.50    $14.48     $0.076
June 30, 2000                                     15.13      7.75      8.50      0.076
September 30, 2000                                10.19      7.50      8.14      0.076
December 31, 2000                                  8.38      4.13      7.19      0.076
March 31, 2001                                   $14.00    $ 7.16    $13.69     $0.076
June 30, 2001                                     14.00     11.90     13.97      0.076
September 30, 2001                                17.10      8.10      8.95      0.076
December 31, 2001                                 10.79      6.85      9.10      0.076

     At March 1, 2002, the Company had approximately 260 and 748 holders of record of Class A and Class B common stock, respectively.

     Although we anticipate that comparable cash dividends will continue to be paid in the future, the payment of future dividends by Advanta will be at the discretion of the Board of Directors and will depend on numerous factors including Advanta's cash flow, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------
                                               2001         2000         1999         1998         1997
----------------------------------------------------------------------------------------------------------
Summary of Operations(1)
  Noninterest revenues                      $  188,960   $  157,081   $  105,370   $  140,408   $  655,605
  Interest revenues                            117,851      136,100      104,584      111,502      331,021
  Interest expense                              82,470       86,508       80,800      101,226      266,118
  Provision for credit losses                   35,976       36,309       22,506       38,329      199,509
  Operating expenses                           180,186      150,292       95,506      136,835      466,535
  Minority interest in income of
    consolidated subsidiary                      8,880        8,880        8,880        8,880        8,880
  Unusual charges(2)                            41,750            0       16,713      125,072            0
  Gain on transfer of consumer credit card
    business                                         0            0            0      541,288            0
  Income (loss) before income taxes            (42,451)      11,192      (14,451)     382,856       45,584
  Income (loss) from continuing operations     (30,456)      11,192       41,334      408,604       25,920
  Income (loss) from discontinued
    operations, net of tax                      (8,438)    (163,578)       8,484       39,276       45,705
  Loss, net, on discontinuance of mortgage
    and leasing businesses, net of tax         (31,639)      (4,298)           0            0            0
  Net income (loss)                            (70,533)    (156,684)      49,818      447,880       71,625
----------------------------------------------------------------------------------------------------------
Per Common Share Data
  Basic income (loss) from continuing
    operations
    Class A                                 $    (1.23)  $     0.39   $     1.59   $    15.14   $     0.38
    Class B                                      (1.17)        0.47         1.66        15.21         0.50
    Combined(3)                                  (1.19)        0.44         1.63        15.18         0.45
  Diluted income (loss) from continuing
    operations
    Class A                                      (1.23)        0.39         1.58        14.32         0.38
    Class B                                      (1.17)        0.46         1.65        14.35         0.49
    Combined(3)                                  (1.19)        0.44         1.62        14.33         0.45
  Basic net income (loss)
    Class A                                      (2.79)       (6.28)        1.95        16.62         1.45
    Class B                                      (2.73)       (6.21)        2.02        16.68         1.57
    Combined(3)                                  (2.75)       (6.24)        1.99        16.65         1.52
  Diluted net income (loss)
    Class A                                      (2.79)       (6.23)        1.94        15.69         1.43
    Class B                                      (2.73)       (6.16)        2.00        15.73         1.54
    Combined(3)                                  (2.75)       (6.19)        1.98        15.71         1.50
  Cash dividends declared
    Class A                                      0.252        0.252        0.252        0.252        0.440
    Class B                                      0.302        0.302        0.302        0.302        0.528
  Book value-combined                            14.20        17.06        23.14        21.26        19.01
  Closing stock price
    Class A                                       9.94         8.81        18.25        13.25        26.25
    Class B                                       9.10         7.19        14.06        11.06        25.38
----------------------------------------------------------------------------------------------------------
Financial Condition -- Year End
  Investments(4)                            $  476,568   $  866,376   $  893,819   $1,290,373   $1,378,772
  Gross business credit card receivables
    Owned                                      416,265      335,087      275,095      150,022      140,399
    Securitized                              1,626,709    1,324,137      765,019      664,712      522,688
                                            --------------------------------------------------------------
    Managed                                  2,042,974    1,659,224    1,040,114      814,734      663,087
  Total assets                               1,636,680    2,843,472    3,538,560    3,662,062    6,637,617
  Deposits                                     636,915    1,346,976    1,512,359    1,749,790    3,017,611
  Debt                                         323,582      755,184      788,508    1,030,147    2,248,172
  Capital securities(5)                        100,000      100,000      100,000      100,000      100,000
  Stockholders' equity                         366,299      440,902      589,631      560,304      926,950
----------------------------------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------
                                               2001         2000         1999         1998         1997
----------------------------------------------------------------------------------------------------------
Selected Financial Ratios
  Return on average assets                       (3.39)%      (4.35)%       1.34%       11.95%        1.09%
  Return on average common equity               (17.50)      (31.37)        8.82        82.76         8.47
  Return on average total equity(6)             (12.82)      (25.11)        8.30        64.81         8.12
  Equity/owned assets(6)                         28.49        19.02        19.49        18.03        15.47
  Dividend payout(7)                               N/M          N/M        15.67         1.62        33.34
  As a percentage of managed receivables:
    Total receivables 30 days or more
       delinquent                                  6.6          5.0          3.7          4.4          5.2
    Net charge-offs(8)                             7.6          4.6          5.1          6.7          6.8
==========================================================================================================

(1) Results through February 1998 include the results of the consumer credit card unit. The results of the mortgage and leasing businesses are reported as discontinued operations in all periods presented.

(2) 2001 amounts included severance, outplacement and other compensation costs associated with restructuring our corporate functions commensurate with the ongoing businesses as well as expenses associated with exited businesses and assets impairments. 1999 amounts included charges associated with cost reduction initiatives in the first quarter and additional costs associated with products exited in the first quarter of 1998. 1998 amounts included severance and outplacement costs associated with workforce reduction, option exercises and other employee costs associated with the disposition of our consumer credit card business and tender offer, and expense associated with exited business/products and asset impairment.

(3) Combined represents a weighted average of Class A and Class B (see Note 1 to the consolidated financial statements).

(4) Includes federal funds sold, investments available for sale and trading investments.

(5) Represents company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp.

(6) Return on average total equity and equity/owned assets include capital securities as equity. The ratios without capital securities for 2001 were (17.42%) and 22.38%, respectively, for 2000 were (31.28%) and 15.51%, respectively, for 1999 were 8.82% and 16.66%, respectively, for 1998 were 74.75% and 15.30%, respectively and for 1997 were 8.33% and 13.97%, respectively.

(7) The dividend payout ratio for the years ended December 31, 2001 and 2000 is negative and therefore, not meaningful.

(8) Effective October 1, 2000, business credit card charge-off statistics reflect the adoption of a new charge-off policy for bankruptcies. Bankrupt business credit cards are charged off within a 60-day investigative period after receipt of notification. The previous policy provided a 90-day investigative period. Managed business credit card charge-offs for the year ended December 31, 2000 include a 0.2% acceleration of charge-offs in connection with the adoption of this policy.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Our primary business segment is Advanta Business Cards, one of the nation's largest issuers of business credit cards to small businesses. In addition to our business credit card lending business, we have venture capital investments. Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we exited our mortgage business, announced the discontinuance of our leasing business, and restructured our corporate functions to a size commensurate with our ongoing businesses. We are continuing to service the existing leasing portfolio rather than sell the business or the portfolio. The results of the mortgage and leasing businesses are reported as discontinued operations in all periods presented. The results of our ongoing businesses are reported as continuing operations for all periods presented.

     For the year ended December 31, 2001, we reported net loss from continuing operations of $30.5 million or $1.19 per combined common share, assuming dilution, compared to net income of $11.2 million or $0.44 per combined diluted common share for the year ended December 31, 2000. For the year ended December 31, 1999, we reported net income from continuing operations of $41.3 million or $1.62 per combined diluted common share. The loss from continuing operations for the year ended December 31, 2001 includes pretax investment losses on venture capital investments of $28.9 million and $41.8 million of pretax unusual charges representing costs associated with the restructure of our corporate functions to a size commensurate with our ongoing businesses and certain other unusual charges related to employee costs.

     In 2000, income from continuing operations includes pretax investment gains, net, on venture capital investments of $7.7 million, a pretax increase in the provision for credit losses on business credit cards of $18.4 million, and a $7.0 million pretax charge for an increase in litigation reserves.

     In 1999, income from continuing operations includes a tax benefit of $50.0 million related to the former consumer credit card business. Income from continuing operations for the year ended December 31, 1999 also includes pretax unusual charges of $6.7 million for severance and outplacement costs associated with cost cutting initiatives implemented in the first quarter of 1999 and $10.0 million of additional costs associated with products exited in the first quarter of 1998. In addition, in 1999 we recognized pretax investment gains on venture capital investments of $29.2 million, and non-operating charges of $16.9 million related to our exit from the auto finance business.

     Net income (loss) from continuing operations included the following business segment results:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001      2000       1999
-------------------------------------------------------------------------------------------
ADVANTA BUSINESS CARDS
Pretax income                                                 $ 63,515   $45,325   $ 11,997
Income tax (expense)                                           (24,452)        0     (4,727)
-------------------------------------------------------------------------------------------
Net income                                                    $ 39,063   $45,325   $  7,270
-------------------------------------------------------------------------------------------
VENTURE CAPITAL
Pretax income (loss)                                          $(33,158)  $ 3,382   $ 26,329
Income tax (expense) benefit                                    12,765         0    (10,068)
-------------------------------------------------------------------------------------------
Net income (loss)                                             $(20,393)  $ 3,382   $ 16,261
===========================================================================================

     Loss from discontinued operations, net of tax, was $8.4 million for the period from January 1, 2001 through February 28, 2001, the effective date of the Mortgage Transaction. Loss from discontinued operations, net of tax, was $163.6 million for the year ended December 31, 2000 and income from discontinued operations, net of tax, was $8.5 million for the year ended December 31, 1999. In addition to the operating results of the discontinued operations, we recorded a loss on the discontinuance of our leasing business of $4.3 million, net of tax, effective December 31, 2000. We also recorded an after tax loss on the discontinuance of our mortgage and leasing businesses of $31.6 million for the year ended December 31, 2001. The components of the net loss recorded in 2001 include a pretax gain on the Mortgage Transaction of

$20.8 million, a pretax loss on the discontinuance of our leasing business of $45.0 million, and tax expense of $7.4 million. The loss on the discontinuance of our leasing business in the year ended December 31, 2001 represents a revision to the estimated valuation of leasing assets and a decrease in the estimated pretax operating results over the remaining life of the lease portfolio, due primarily to the impact of a former leasing vendor's bankruptcy.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We have identified accounting for securitizations, the allowance for credit losses, valuation of venture capital investments, valuation allowances on deferred tax assets and litigation contingencies as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management's most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout Management's Discussion and Analysis.

ADVANTA BUSINESS CARDS

OVERVIEW

Advanta Business Cards offers business credit cards to small businesses using targeted direct mail, the Internet and telemarketing solicitation of potential cardholders. This product provides approved customers with access, through merchants, banks, checks and ATMs, to an instant unsecured revolving business credit line. Advanta Business Cards generates interest and other income through finance charges assessed on outstanding balances, interchange income, and cash advance and other credit card fees.

     The managed business credit card receivable portfolio grew from $1.0 billion at December 31, 1999 to $1.7 billion at December 31, 2000 and $2.0 billion at December 31, 2001. Advanta Business Cards originated 224,255 new accounts during the year ended December 31, 2001, 311,275 new accounts in 2000 and 146,436 new accounts in 1999. The growth in receivables and level of originations in 2001 reflected our plan to grow our portfolio in a controlled manner that we believed was prudent given the prevailing economic environment.

     Pretax income for Advanta Business Cards was $63.5 million for the year ended December 31, 2001 as compared to $45.3 million for year ended December 31, 2000 and $12.0 million for the year ended December 31, 1999. The components of pretax income for Advanta Business Cards for the years ended December 31 were as follows:

                                                                2001       2000      1999
-------------------------------------------------------------------------------------------
Net interest income on owned receivables                      $ 43,337   $ 47,039   $23,185
Noninterest revenues                                           225,364    155,500    84,252
Provision for credit losses                                     35,373     36,307    17,926
Operating expenses                                             169,813    120,907    77,514
-------------------------------------------------------------------------------------------
Pretax income                                                 $ 63,515   $ 45,325   $11,997
-------------------------------------------------------------------------------------------

     The increase in noninterest revenues in both years is due primarily to growth in securitized receivables and increased interchange income. The increases in operating expenses in both years resulted from growth in managed receivables. The provision for credit losses and noninterest revenues in the year ended December 31, 2001 include the impact of an increase in managed credit losses due to the seasoning of the business credit card portfolio and the current economic environment. The provision for credit losses for the year ended December 31, 2000 includes an $8 million increase attributable to a revision of our estimate of the allowance for credit losses as a result of the following factors: (1) discussions with our banking regulators relating to the implementation of the agreement between Advanta Bank Corp. and the Federal Deposit Insurance Corporation that was disclosed in June 2000; (2) changes in the economic environment; and (3) the use of more conservative loss estimates for certain segments of the loan portfolio. See further discussion in the "Provision and Allowance for Credit Losses" section of Management's Discussion and Analysis.

     The following table provides selected information on a managed loan portfolio basis.

MANAGED PORTFOLIO DATA
($ IN THOUSANDS)

                                                                2001         2000         1999
-------------------------------------------------------------------------------------------------
Average managed business credit card receivables             $1,872,314   $1,372,717   $  892,862
Ending managed business credit card receivables               2,042,974    1,659,224    1,040,114
Ending number of accounts -- managed                            682,890      585,836      352,312
As a percentage of average managed receivables:
          Net interest margin                                      15.0%        12.8%        11.5%
          Fee revenues                                              5.6          5.4          4.4
          Net charge-offs                                           7.7          4.7          5.0
          Risk-adjusted revenues(1)                                12.9         13.5         10.9
Total receivables 30 days or more delinquent at December 31         6.7%         5.0%         3.7%
-------------------------------------------------------------------------------------------------

(1) Risk-adjusted revenues represent net interest margin and fee revenues, less net charge-offs.

SECURITIZATION INCOME

A significant portion of our funding is through off-balance sheet business credit card securitizations via a securitization trust. The securitization trust was created to hold the collateral (the securitized receivables) and issue debt to investors. The securitization trust is a qualifying special-purpose entity as defined by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," and therefore, is not consolidated as part of Advanta Corp.'s consolidated financial statements. We do not provide any guarantee of the debt issued by the special-purpose entity and our recourse in the transactions is limited to the value of our interests in securitizations that act as credit enhancement to the investors' interests.

     We sell business credit card receivables through securitizations with servicing retained. When we securitize, we surrender control over the transferred assets and account for the transaction as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. We allocate the previous carrying amount of the securitized receivables between the assets sold and the retained interests, based on their relative estimated fair values at the date of sale. Securitization income is recognized at the time of the sale, equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. During the revolving period of each business credit card securitization, securitization income is recorded representing estimated gains on the sale of new receivables to the securitization trust on a continuous basis to replenish the investors' interest in securitized receivables that have been repaid by the business credit card account holders. Fair value estimates used in the recognition of securitization income require certain assumptions of payment, default and interest rates. To the extent actual results are different than those estimates, the impact is recognized in securitization income.

     Retained interests in securitizations include restricted cash reserve accounts, retained interest-only strips and subordinated trust assets related to securitizations. Subordinated trust assets represent an ownership interest in the securitized receivables that is subordinated to the other investors' interests. Retained interests in securitizations serve as credit enhancement for the securitization transactions. We account for retained interests in securitizations as trading securities. These assets are recorded at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income.

     We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis. The cash flows of the retained interest-only strip are estimated as the excess of the weighted average finance charge yield on each pool of the receivables sold over the sum of the interest rate paid to the note holder, the servicing fee and an estimate of future credit losses over the life of the receivables. Cash flows are discounted from the date the cash is expected to become available to us (the "cash-out" method). These cash flows are projected over the life of the receivables using payment, default, and interest rate assumptions that management believes would be used by market participants for similar financial instruments subject to prepayment, credit and interest rate risk. The cash flows are discounted using an interest rate that management believes a purchaser unrelated to the seller of the financial instrument would demand. As all estimates used are influenced by factors outside our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See Note 6 to the consolidated financial statements for the key assumptions used in the estimation of fair values of the retained interests in securitizations at December 31, 2001 and 2000. Interest income is recognized over the life of the retained interests in securitizations using the discount rate used in the valuation.

     Advanta Business Cards recognized securitization income of $113.5 million for the year ended December 31, 2001, $70.8 million for the year ended December 31, 2000, and $33.5 million for the year ended December 31, 1999. The increase in securitization income in 2001 and 2000 was due to increased volume of securitized receivables and increased yields on securitized receivables, partially offset by increased credit losses on securitized receivables.

     In September 2000, the FASB issued SFAS No. 140 which revised the standards for accounting for securitizations and other transfers of financial assets and collateral and required certain disclosures, but carried over most of SFAS No. 125's provisions without amendment. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on our financial position or results of operations.

     We adopted Emerging Issues Task Force Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets" on April 1, 2001. The implementation of EITF 99-20 did not have a material effect on our financial position or results of operations.

SERVICING REVENUES

Advanta Business Cards recognized servicing revenue of $29.2 million for the year ended December 31, 2001, $17.3 million for the year ended December 31, 2000, and $13.8 million for the year ended December 31, 1999. The increase in servicing revenue in 2001 and 2000 was due to increased volume of securitized receivables.

INTERCHANGE INCOME

Business credit card interchange income on the managed portfolio was $80.7 million for the year ended December 31, 2001, $61.7 million for the year ended December 31, 2000, and $33.8 million for the year ended December 31, 1999. The increase in interchange income in both years was primarily due to higher purchase volume related to the increase in average managed business credit card accounts and receivables. The average interchange rate was 2.2% for the year ended December 31, 2001 and 2.1% for the years ended December 31, 2000 and 1999.

VENTURE CAPITAL

Our venture capital segment makes venture capital investments through our affiliates. Our investment objective is to earn attractive returns by building the long-term values of the businesses in which we invest. Our investment affiliates combine transaction expertise, management skills and a broad contact base with strong industry-specific knowledge. We actively monitor the performance of our venture capital investments and employees and officers of our investment affiliates participate on the boards of directors of some investees. Investments of our venture capital unit are included in investments available for sale and are carried at estimated fair value following the specialized industry accounting principles of this unit. Management makes fair value determinations based on quoted market prices, when available, and considers the investees' financial results, conditions and prospects when market prices are not available. In accordance with the specialized industry accounting principles of venture capital investment companies, the unrealized and realized gains and losses on these investments are included in other revenues rather than other comprehensive income and the equity method of accounting for investments is not applied.

     The fair value of our venture capital investments was $18.6 million at December 31, 2001 and $45.3 million at December 31, 2000. The fair values of these equity investments are subject to significant volatility. Our investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. We primarily invest in privately-held companies, including early stage companies. These investments are inherently risky as the market for the technologies or products the investees have under development may never materialize.

     Consistent with market conditions for venture capital investments, pretax loss for the venture capital segment was $33.2 million for the year ended December 31, 2001, and included $28.9 million of realized losses and decreases in valuations of venture capital investments. Pretax income for the venture capital segment was $3.4 million for the year ended December 31, 2000, and included $11.4 million in gains on the sale of venture capital investments and $3.7 million of net decreases in valuations of venture capital investments. Pretax income for the venture capital segment was $26.3 million for the year ended December 31, 1999, and included $29.2 million of gains on the sale of venture capital investments.

DISCONTINUED OPERATIONS

We recorded a loss on the discontinuance of our leasing business of $4.3 million, net of tax, effective December 31, 2000. We also recorded an after tax loss on the discontinuance of our mortgage and leasing businesses of $31.6 million for the year ended December 31, 2001. The components of the net loss recorded in 2001 include a pretax gain on the Mortgage Transaction of $20.8 million, a pretax loss on the discontinuance of our leasing business of $45.0 million, and tax expense of $7.4 million.

     Effective February 28, 2001, we completed the Mortgage Transaction and exit of our mortgage business, Advanta Mortgage, through a purchase and sale agreement with Chase Manhattan Mortgage Corporation as buyer. Prior to the Mortgage Transaction, Advanta Mortgage made nonconforming home equity loans directly to consumers and through brokers. This business unit originated and serviced first and second lien mortgage loans, including home equity lines of credit, through subsidiaries of Advanta. In addition to servicing and managing the loans it originated, Advanta Mortgage contracted with third parties to service their nonconforming home equity loans on a subservicing basis. Following the Mortgage Transaction, we no longer operate a mortgage business. The purchase and sale agreement provided for the sale, transfer and assignment of substantially all of the assets and operating liabilities associated with our mortgage business, as well as specified contingent liabilities arising from our operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before closing that were not specifically assumed by the buyer. The proceeds from the sale exceeded $1 billion, subject to closing adjustments, resulting in an estimated gross gain of approximately $60 million before transaction expenses, severance expenses and other costs. The gain on the Mortgage Transaction does not reflect any impact from the post-closing adjustment process. Although the Mortgage Transaction resulted in a gain for financial reporting purposes, due to book/tax differences, we will not pay any material federal income tax as a result of the sale. See Note 11 to the consolidated financial statements for a discussion of litigation related to the Mortgage Transaction.

     On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. Advanta Leasing Services offered flexible lease financing programs on small-ticket equipment to small businesses. The primary products financed included office machinery, security systems and computers. We will continue to service the existing portfolio rather than sell the business or the portfolio. In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. Estimated operating results of the leasing business included estimated valuations of retained interests in leasing securitizations, estimated cash flows from on-balance sheet lease receivables, interest expense and operating expenses. As all estimates used are influenced by factors outside our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. In the year ended December 31, 2001, we incurred an additional $45.0 million pretax loss on the discontinuance of the leasing business due to changes in the estimate of those operating results. These changes in estimate were needed due to an increase in estimated credit losses expected throughout the remaining term of the leasing portfolio based on credit loss experience in 2001. The primary factor contributing to the increased credit losses is that one of our former leasing vendors filed for bankruptcy protection and this vendor's financial problems have impacted its ability to service a segment of our leasing portfolio. This vendor is unique from our other leasing vendors in that it had a significant servicing relationship with our customers and the equipment under lease provided fee revenue to our customers for usage. Also, our contract with the vendor provided that the vendor would provide a guaranty if the performance of the leases did not meet certain criteria. This guaranty was considered when underwriting the leases.

     Loss from discontinued operations, net of tax, was $8.4 million for the period from January 1, 2001 through February 28, 2001, the effective date of the Mortgage Transaction. Loss from discontinued operations, net of tax, was $163.6 million for the year ended December 31, 2000. Income from discontinued operations, net of tax, was $8.5 million for the year ended December 31, 1999. Loss from discontinued operations for the year ended December 31, 2000 includes charges which were made in response to our regulatory review process, including the implementation of the agreements with the bank regulators that were signed during the second and third quarters of 2000, and changes during the second quarter in the market and the political and regulatory environment for subprime lending. These charges included a pretax reduction in the valuation of Advanta National Bank's retained interests in mortgage securitizations of $214.0 million and an increase in Advanta National Bank's on-balance sheet allowance for credit losses related to mortgage loans of $22.0 million. These Advanta National Bank charges reduced net income by $236.0 million or $9.31 per combined common diluted share.

     In addition, loss from discontinued operations for the year ended December 31, 2000 includes $20.3 million of pretax charges resulting from changes in valuation assumptions related to retained interests in leasing securitizations, primarily due to higher credit losses associated with certain unprofitable segments of broker originations from prior periods. These charges reduced net income by $20.3 million or $0.80 per combined common diluted share. Loss from discontinued operations for the year ended December 31, 2000 also includes $25.3 million of revenues related to termination fees received under a mortgage servicing agreement. See Note 11 to the consolidated financial statements.

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

INTEREST INCOME AND EXPENSE

Interest income decreased by $18.2 million for the year ended December 31, 2001 as compared to the year ended December 31, 2000. During the same period, interest expense decreased by $4.0 million. The decrease in interest income was due primarily to a decrease in on-balance sheet business credit card receivables and investments. Also contributing to the decreased interest income was a decrease in the average yield earned on our investment portfolio caused by the interest rate environment and a shift in the composition of the portfolio. Short-term investments, including federal funds sold and interest-bearing deposits, represented 71% of the average investment portfolio for the year ended December 31, 2001 as compared to 27% for the year ended December 31, 2000. Excess liquid assets were held in short-term, high-quality investments earning money market rates until they could be deployed. See further discussion in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis. The decrease in interest expense was due to a decrease in interest-bearing liabilities, partially offset by an increase in our average cost of funds.

     Interest income increased by $31.5 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999. During the same period, interest expense increased by $5.7 million. The increase in interest income was due to an increase in yields on business credit card receivables as well as an increase in average on-balance sheet business credit card receivables. The increase in interest expense was due to an increase in our average cost of funds.

     Our average cost of funds increased to 7.24% in 2001 from 6.89% in 2000. Our average cost of funds was 5.87% in 1999. The increase in the average cost of funds in 2001 as compared to 2000 was attributable to the increase in debt as a percentage of total interest-bearing liabilities and an increase in the average interest rate on debt funding. Debt represented 35% of total average interest-bearing liabilities for the year ended December 31, 2001 as compared to 27% for the same period of 2000. The average interest rate on debt funding was 9.47% for the period ended December 31, 2001 as compared to 8.17% for the same period of 2000. The average interest rate on debt funding increased in 2001 due to a change in the composition of our debt. We paid off substantially all of our medium-term notes in 2001 and did not renew or originate senior notes for a portion of 2001 due to our liquidity position. We expect our average interest rate on debt funding to decrease in the future as we replace the maturities of our higher rate notes with notes bearing lower interest rates more in line with the current market rates. The increase in the average cost of funds in 2000 as compared to 1999 was primarily attributable to rising market interest rates.

     During 2001, 2000 and 1999, we used interest rate swaps to manage the impact of fluctuating interest rates on our cost of funds. The interest rate swaps effectively converted fixed rate medium-term notes to a LIBOR-based variable rate. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. There were no interest rate swaps outstanding related to continuing operations at December 31, 2001 because of the substantial reduction in outstanding medium-term notes during the year.

     The following table provides an analysis of owned interest income and expense data, average balance sheet data, net interest spread, and net interest margin for both continuing and discontinued operations. Net interest spread represents the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin represents the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets. Interest income includes late fees on business credit card receivables. Average owned receivables include deferred origination costs, net of deferred fees.

                             INTEREST RATE ANALYSIS

                                                                    YEAR ENDED DECEMBER 31,
($ IN THOUSANDS)              ---------------------------------------------------------------------------------------------------
                                           2001                              2000                              1999
                              -------------------------------   -------------------------------   -------------------------------
                               AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE
                               BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE
---------------------------------------------------------------------------------------------------------------------------------
ON-BALANCE SHEET
----------------------------
Interest-earning assets:
  Receivables:
    Business credit cards     $  382,262   $ 75,998    19.88%   $  399,692   $ 77,528    19.40%   $  212,311   $ 35,265    16.61%
    Other receivables             28,271      1,245     4.40        23,067        979     4.25        17,450      2,188    12.54
                              ----------   --------   ------    ----------   --------   ------    ----------   --------   ------
  Total receivables              410,533     77,243    18.82       422,759     78,507    18.57       229,761     37,453    16.30
  Federal funds sold             347,569     13,169     3.79       218,387     13,896     6.36       272,330     13,535     4.97
  Restricted
    interest-bearing
    deposits                     269,317     10,572     3.93        26,121      1,762     6.75        27,586      1,416     5.13
  Trading investments                  0          0     0.00             0          0     0.00       110,565      6,752     6.11
  Tax-free securities(1)           4,295        392     9.13         3,786        348     9.19         3,857        319     8.27
  Taxable investments            251,808     15,741     6.25       656,868     41,964     6.39       798,633     44,842     5.61
  Interest earning assets of
    discontinued operations      205,605     29,121    14.16     1,457,218    179,957    12.35     1,565,773    142,632     9.11
                              ----------   --------   ------    ----------   --------   ------    ----------   --------   ------
Total interest-earning
  assets(2)                   $1,489,127   $146,238     9.82%   $2,785,139   $316,434    11.36%   $3,008,505   $246,949     8.21%
                              ==========   ========   ======    ==========   ========   ======    ==========   ========   ======
Interest-bearing
  liabilities:
  Deposits
    Savings                   $   29,438   $  1,472     5.00%   $  182,112   $ 10,206     5.60%   $  262,501   $ 13,120     5.00%
    Time deposits under
      $100,000                   682,088     42,303     6.20     1,227,550     79,810     6.50     1,063,354     60,271     5.67
    Time deposits of
      $100,000 or more           177,371     10,138     5.72       441,856     28,755     6.51       500,268     27,995     5.60
                              ----------   --------   ------    ----------   --------   ------    ----------   --------   ------
  Total deposits                 888,897     53,913     6.07     1,851,518    118,771     6.41     1,826,123    101,386     5.55
  Debt                           482,801     45,700     9.47       747,182     61,030     8.17       893,720     58,441     6.53
  Other borrowings                17,730      1,035     5.84       137,024      8,792     6.42        54,008      3,225     5.92
                              ----------   --------   ------    ----------   --------   ------    ----------   --------   ------
Total interest-bearing
  liabilities                  1,389,428    100,648     7.24     2,735,724    188,593     6.89     2,773,851    163,052     5.87
Net noninterest-bearing
  liabilities                     99,699                            49,415                           234,654
                              ----------                        ----------                        ----------
Sources to fund
  interest-earning assets(3)  $1,489,127   $100,648     6.76%   $2,785,139   $188,593     6.77%   $3,008,505   $163,052     5.42%
                              ==========   ========   ======    ==========   ========   ======    ==========   ========   ======
Net interest spread                                     2.58%                             4.47%                             2.34%
                                                      ======                            ======                            ======
Net interest margin                                     3.06%                             4.59%                             2.79%
=================================================================================================================================

(1) Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.
(2) Includes assets held and available for sale and nonaccrual receivables.
(3) Includes funding of assets for both continuing and discontinued operations.

INTEREST VARIANCE ANALYSIS: ON-BALANCE SHEET

The following table presents the effects of changes in average volume and interest rates on individual financial statement line items on a tax equivalent basis. Changes not solely due to volume or rate have been allocated on a pro rata basis between volume and rate. The effects on individual financial statement line items are not necessarily indicative of the overall effect on net interest income.

                                                2001 VS. 2000                      2000 VS. 1999
($ IN THOUSANDS)                      ---------------------------------    ------------------------------
                                         INCREASE (DECREASE) DUE TO          INCREASE (DECREASE) DUE TO
                                      ---------------------------------    ------------------------------
                                       VOLUME       RATE        TOTAL       VOLUME      RATE       TOTAL
---------------------------------------------------------------------------------------------------------
Interest income from:
  Receivables:
    Business credit cards             $  (3,424)   $ 1,894    $  (1,530)   $ 35,506    $ 6,757    $42,263
    Other receivables                       230         36          266         551     (1,760)    (1,209)
  Federal funds sold                      6,238     (6,965)        (727)     (2,989)     3,350        361
  Restricted interest-bearing
    deposits                              9,842     (1,032)       8,810         (79)       425        346
  Trading investments                         0          0            0      (6,752)         0     (6,752)
  Tax-free securities                        46         (2)          44          (6)        35         29
  Taxable investments                   (25,323)      (900)     (26,223)     (8,600)     5,722     (2,878)
  Interest earning assets of
    discontinued operations            (173,912)    23,076     (150,836)    (10,463)    47,788     37,325
                                      ---------    -------    ---------    --------    -------    -------
Total interest income(1)              $(186,303)   $16,107    $(170,196)   $  7,168    $62,317    $69,485
                                      ---------    -------    ---------    --------    -------    -------
Interest expense on:
  Deposits:
    Savings                           $  (7,744)   $  (990)   $  (8,734)   $ (4,357)   $ 1,443    $(2,914)
    Time deposits under $100,000        (33,977)    (3,530)     (37,507)     10,030      9,509     19,539
    Time deposits of $100,000 or
      more                              (15,479)    (3,138)     (18,617)     (3,489)     4,249        760
  Debt                                  (23,975)     8,645      (15,330)    (10,556)    13,145      2,589
  Other borrowings                       (7,028)      (729)      (7,757)      5,277        290      5,567
                                      ---------    -------    ---------    --------    -------    -------
Total interest expense                  (88,203)       258      (87,945)     (3,095)    28,636     25,541
                                      ---------    -------    ---------    --------    -------    -------
Net interest income                   $ (98,100)   $15,849    $ (82,251)   $ 10,263    $33,681    $43,944
=========================================================================================================

(1) Includes income from assets held and available for sale.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. The allowance for credit losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of receivables in light of historical experience by loan type, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay and prevailing economic conditions. Since our loan portfolio is comprised of large groups of smaller balance homogeneous loans, we evaluate each group collectively for impairment. The allowance is determined primarily based on a migration analysis of delinquent and current accounts and certain qualitative factors consistent with applicable bank regulatory guidelines. As part of our evaluation, we compare actual credit loss performance to previously estimated credit losses, and make modifications to estimates as needed. This allowance for credit loss evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

     The allowance for credit losses is maintained for on-balance sheet receivables and is intended to cover all credit losses inherent in the owned loan portfolio. Anticipated losses on securitized assets are reflected in the calculations of securitization income and the fair value of retained interests in securitizations. See Note 1 to the consolidated financial statements. Such loss estimates are intended to cover all probable credit losses over the life of the securitized receivables. Management continually evaluates both its on-balance sheet and off-balance sheet estimates and, as appropriate, effects changes to these amounts.

     Nonperforming assets include receivables past due 90 days or more, and bankrupt, decedent and fraudulent business credit card accounts. We charge losses on business credit card accounts against the allowance at 180 days contractually delinquent. Business credit card accounts suspected of being fraudulent are charged-off after a 90-day investigative period, unless our investigation shows no evidence of fraud. Effective October 1, 2000, bankrupt business credit cards are charged off within a 60-day investigative period after receipt of notification. The previous policy provided a 90-day investigative period. Net charge-offs include the principal amount of losses less current period recoveries. The accrued interest and fee portion of the charged-off receivable balance is deducted from current period income.

     Receivables are put on nonaccrual status when they become 90 days past due. Gross interest income that would have been recorded for owned nonperforming assets, had interest been accrued throughout the year in accordance with the assets' original terms, was $2.7 million in 2001.

     The provision for credit losses for the year ended December 31, 2001 was $36.0 million as compared to $36.3 million for the year ended December 31, 2000. The provision for credit losses in 2000 includes a revision in our estimate of the allowance for credit losses on business credit card receivables. The revised estimate for the overall portfolio was recorded in September 2000 and was developed based on discussions with our banking regulators, changes in the economic environment and the use of more conservative loss estimates for certain segments of the loan portfolio. Those segments included accounts with lower credit scores, accounts held by businesses in operation less than twelve months, and accounts in which cash borrowings comprise a significant portion of the outstanding balance. As a result of these changes in estimate in 2000, we increased our allowance for credit losses by approximately $8 million, which increased the provision for credit losses and decreased net income by approximately $8 million or $0.32 per diluted combined share for the year ended December 31, 2000. The provision for credit losses in 2001 reflects the seasoning of the business credit card portfolio and the current economic environment. These factors were evident in the delinquency rates and charge-off rates. Total owned business credit card receivables 30 days or more delinquent increased from 5.5% at December 31, 2000 to 6.7% at December 31, 2001. The charge-off rate on owned business credit card receivables for the year ended December 31, 2001 was 7.2% as compared to 4.5% for the year ended December 31, 2000. We expect the trend of increasing charge-off rates to continue in 2002 due to the continued seasoning of the portfolio and the current economic environment. Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors, we currently expect the twelve month average charge-off rate for 2002 to be between 8.5% and 9.5% on managed business credit card receivables. We expect charge-off rates to be higher in the first half of 2002 than in the second half based on the current composition of the portfolio.

     For the year ended December 31, 2000, the provision for credit losses increased by $13.8 million as compared to 1999. The increase in the provision was primarily due to a change in estimate of the allowance for credit losses for business credit cards as discussed above and the maturing and growth of the business credit card portfolio in 2000. Average on-balance sheet business credit card receivables increased 88% in 2000 as compared with 1999.

     At December 31, 2001, the allowance for credit losses on a consolidated basis was $42.0 million, or 9.4% of owned receivables, compared to $33.4 million, or 9.3%, at December 31, 2000. The allowance for credit losses on business credit card receivables was $41.2 million, or 9.9% of owned receivables, at December 31, 2001, as compared to $33.2 million, or 9.9%, at December 31, 2000.

     The allowance for credit losses on other receivables was $802 thousand at December 31, 2001 and $202 thousand at December 31, 2000. The increase in the allowance for credit losses on other receivables in the year ended December 31, 2001 was due to growth in other receivables from $24.2 million at December 31, 2000 to $28.2 million at December 31, 2001. There were no significant changes or trends in credit quality statistics of other receivables in 1999 through 2001.

CREDIT QUALITY

The following table provides a summary of allowances for credit losses, nonperforming assets, delinquencies and charge-offs for the past five years. Consolidated data includes business credit cards, consumer credit cards through February 1998, and other receivables.

                                                                             DECEMBER 31,
                                                        ------------------------------------------------------
($ IN THOUSANDS)                                          2001      2000(A)     1999        1998        1997
--------------------------------------------------------------------------------------------------------------
CONSOLIDATED -- MANAGED
Nonperforming assets                                    $ 81,666    $45,160    $24,118    $ 25,469    $118,815
Accruing receivables past due 90 days or more                  0          0          0           0     203,069
Total receivables 30 days or more delinquent             137,517     83,798     39,681      36,578     623,919
As a percentage of gross receivables:
  Nonperforming assets                                       3.9%       2.7%       2.3%        3.1%        1.0%
  Accruing receivables past due 90 days or more              0.0        0.0        0.0         0.0         1.7
  Total receivables 30 days or more delinquent               6.6        5.0        3.7         4.4         5.2
Net charge-offs:
  Amount                                                $143,593    $64,638    $46,707    $173,687    $814,859
  As a percentage of average gross receivables               7.6%       4.6%       5.1%        6.7%        6.8%
--------------------------------------------------------------------------------------------------------------
CONSOLIDATED -- OWNED
Allowance for credit losses                             $ 41,971    $33,367    $14,865    $ 10,650    $129,053
Nonperforming assets                                      20,052     10,700      7,028       7,719      25,906
Accruing receivables past due 90 days or more                  0          0          0           0      49,410
Total receivables 30 days or more delinquent              29,520     19,395     11,591       7,885     149,094
As a percentage of gross receivables:
  Allowance for credit losses                                9.4%       9.3%       4.9%        6.3%        4.7%
  Nonperforming assets                                       4.5        3.0        2.3         4.6         0.9
  Accruing receivables past due 90 days or more              0.0        0.0        0.0         0.0         1.8
  Total receivables 30 days or more delinquent               6.6        5.4        3.8         4.7         5.4
Net charge-offs:
  Amount                                                $ 27,372    $17,807    $12,500    $ 38,312    $143,218
  As a percentage of average gross receivables               6.7%       4.2%       5.4%        7.0%        7.4%
--------------------------------------------------------------------------------------------------------------
BUSINESS CREDIT CARDS -- MANAGED
Nonperforming assets                                    $ 81,083    $44,600    $23,498    $ 25,231    $ 17,362
Total receivables 30 days or more delinquent             136,037     82,915     38,437      35,900      29,340
As a percentage of gross receivables:
  Nonperforming assets                                       4.0%       2.7%       2.3%        3.1%        2.6%
  Total receivables 30 days or more delinquent               6.7        5.0        3.7         4.4         4.4
Net charge-offs:
  Amount                                                $143,590    $64,636    $44,309    $ 43,732    $ 18,928
  As a percentage of average gross receivables               7.7%       4.7%       5.0%        5.9%        3.7%
--------------------------------------------------------------------------------------------------------------
BUSINESS CREDIT CARDS -- OWNED
Allowance for credit losses                             $ 41,169    $33,165    $14,663    $  6,916    $  6,899
Nonperforming assets                                      19,469     10,140      6,408       7,481       4,696
Total receivables 30 days or more delinquent              28,040     18,512     10,347       7,207       7,918
As a percentage of gross receivables:
  Allowance for credit losses                                9.9%       9.9%       5.3%        4.6%        4.9%
  Nonperforming assets                                       4.7        3.0        2.3         5.0         3.3
  Total receivables 30 days or more delinquent               6.7        5.5        3.8         4.8         5.6
Net charge-offs:
  Amount                                                $ 27,369    $17,805    $10,103    $ 10,033    $  6,198
  As a percentage of average gross receivables               7.2%       4.5%       4.8%        6.9%        3.3%
--------------------------------------------------------------------------------------------------------------

(A) Effective October 1, 2000, business credit card charge-off statistics reflect the adoption of a new charge-off policy for bankruptcies. Bankrupt business credit cards are charged off within a 60-day investigative period after receipt of notification. The previous policy provided a 90-day investigative period. Managed and owned business credit card charge-offs for the year ended December 31, 2000 include a 0.2% acceleration of charge-offs in connection with the adoption of this policy.

OTHER REVENUES

                                                                 YEAR ENDED DECEMBER 31,
                      ($ IN THOUSANDS)                        ------------------------------
                                                                2001       2000       1999
--------------------------------------------------------------------------------------------
Investment securities gains (losses), net                     $(26,227)   $ 5,473    $30,132
Business credit card rewards                                    (8,979)    (3,162)      (834)
Loss on sale of deposits                                        (2,835)         0          0
Insurance revenues, net and other                                3,581      4,995      7,279
--------------------------------------------------------------------------------------------
Total other revenues, net                                     $(34,460)   $ 7,306    $36,577
============================================================================================

     Investment securities gains (losses) include changes in the fair value and realized gains (losses) on venture capital investments. Investment securities losses for the year ended December 31, 2001 include $9.3 million in realized losses on venture capital investments, $19.6 million in decreases in valuations of venture capital investments, and $2.7 million of realized gains on other investments. Investment securities gains (losses) for the year ended December 31, 2000 include $11.4 million in gains on the sale of venture capital investments, $3.7 million of net decrease in valuations of venture capital investments, and $2.2 million of realized losses on other investments. Investment securities gains (losses) for the year ended December 31, 1999 include $29.2 million of gains on the sale of venture capital investments.

     Business credit card rewards, which include bonus miles and cash-back rewards, are earned by eligible cardholders based on net purchases charged to their accounts. The cost of future reward redemptions are estimated and recorded at the time bonus mile points or cash-back rewards are earned by the cardholder. We estimate that 80% to 100% of cardholders will ultimately claim rewards. The estimate varies depending on the structure of the rewards program. These costs of future reward redemptions are recorded as a reduction of other revenues. Increases in business credit card rewards in the years ended December 31, 2001 and 2000 were due to the increase in average managed business credit card accounts in the rewards programs and the corresponding purchase activity in those accounts.

     In the second quarter of 2001, we sold $389.7 million of deposit liabilities to E*TRADE Bank, a wholly owned subsidiary of E*TRADE Group, Inc., resulting in a $2.8 million loss.

     In the first quarter of 2001, we successfully negotiated an early termination of our strategic alliance with Progressive Casualty Insurance Company to direct market auto insurance. Insurance revenues, net and other for the year ended December 31, 2001 includes operating results of insurance operations, the impact of the termination of the strategic alliance with Progressive Casualty Insurance Company and $10 million of charges related to the write-off of insurance-related deferred acquisition costs that were unrealizable subsequent to the termination of the auto insurance strategic alliance. Insurance revenues, net and other for the year ended December 31, 2000 includes a charge of approximately $3 million in the insurance business relating to the settlement of a large policy claim.

OPERATING EXPENSES

                      ($ IN THOUSANDS)                          2001        2000       1999
---------------------------------------------------------------------------------------------
Salaries and employee benefits                                $ 59,823    $ 42,499    $35,300
Amortization of business credit card deferred origination
  costs, net                                                    39,118      23,961      5,863
External processing                                             17,272      13,236      8,507
Professional/consulting fees                                    15,320      18,451     12,159
Marketing                                                       10,574      11,492      2,397
Equipment                                                        8,768       8,101      4,717
Occupancy                                                        5,941       5,852      6,710
Credit                                                           5,419       4,772      3,926
Insurance                                                        4,607       4,628      2,622
Postage                                                          3,304       2,947      1,846
Fraud loss                                                       2,568       1,965        833
Telephone                                                        2,404       1,811      1,322
Other                                                            5,068      10,577      9,304
---------------------------------------------------------------------------------------------
Total operating expenses                                      $180,186    $150,292    $95,506
=============================================================================================

     Salaries and employee benefits, amortization of business credit card deferred origination costs, net, external processing and fraud loss expenses increased for the year ended December 31, 2001 as compared to the year ended December 31, 2000 due primarily to growth in managed business credit card receivables. Average managed business credit card receivables increased 36% in 2001 from $1.4 billion at December 31, 2000 to $1.9 billion at December 31, 2001. We expect our total operating expenses to continue to increase in 2002 as we make additional investments in initiatives to strengthen our position as a leading issuer of business credit cards to the small business market. These include initiatives to provide additional value to our existing customers, customer retention campaigns, development of ancillary non-financial products and services, development of affinity cards and partnership relationships, and enhancement of internet capabilities for servicing our customers.

     Professional fees decreased by $3.1 million for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The decrease in professional fees was due to consulting costs incurred in 2000 associated with the implementation of our bank regulatory agreements, partially offset by increased legal costs in 2001. The decrease in marketing expenses in the year ended December 31, 2001 as compared to 2000 reflects our decreased origination activities related to senior notes as a result of our liquidity position subsequent to the Mortgage Transaction in the first quarter of 2001. See further discussion in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis. Other expenses decreased $5.5 million in the year ended December 31, 2001 as compared to the year ended December 31, 2000. Other expenses in the year ended December 31, 2000 included an increase in litigation reserves of $7.0 million.

     Salaries and employee benefits, amortization of business credit card deferred origination costs, net, external processing, marketing, equipment, and fraud loss expenses increased for the year ended December 31, 2000 as compared to the year ended December 31, 1999 due primarily to increased marketing and account origination activities in Advanta Business Cards as well as the resulting growth in managed business credit card receivables. Business credit card new account originations increased by 113% for the year ended December 31, 2000 as compared to 1999, and average managed business credit card receivables grew by 54% in the same period. The increase in equipment expense for the year ended December 31, 2000 as compared to 1999 also includes an increase in depreciation expense associated with information technology upgrades placed in service during 1999. Professional fees increased by $6.3 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The increase was due to increased legal activity and consulting costs, including consulting costs associated with the implementation of our bank regulatory agreements.

LITIGATION CONTINGENCIES

Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to the Mortgage Transaction in the first quarter of 2001. See discussion in Note 11 to the consolidated financial statements. Management believes that the aggregate liabilities, if any, resulting from these actions will not have a material adverse effect on the consolidated financial position or results of our operations based on the level of litigation reserves we have established and our expectations regarding the ultimate resolutions of these actions. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. Our litigation reserves at December 31, 2001 are included in other liabilities on the consolidated balance sheets.

UNUSUAL CHARGES

Subsequent to the Mortgage Transaction and discontinuance of our leasing business in the first quarter of 2001, we implemented a plan to restructure our corporate functions to a size commensurate with our ongoing businesses and incurred certain other unusual charges related to employee costs. Also, in 1999, we implemented a plan to exit the auto finance business and to implement cost reduction initiatives throughout the organization including the consolidation of support functions. Costs associated with these restructuring activities and other employee costs are included in unusual charges in the consolidated income statements.

     The restructuring activities had no significant impact on operations while they were ongoing. Due to the termination of employees and the write-off of certain assets no longer used, we expect to realize lower personnel expenses in support functions in the 12 months following the charges, and expect to realize lower depreciation and amortization expense over the following 5-7 years. These decreases were due to the termination of employees and the write-off or write-down of assets previously deployed in connection with exited businesses. We also expected and realized the elimination of the costs of the contractual commitments associated with exited business products from future operating results over the estimated timeframe of the contracts.

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

     Additionally, during 2001, we incurred $23.2 million of other employee costs. This amount includes approximately $10 million attributable to bonuses to certain key employees in recognition of their efforts on behalf of Advanta in the strategic alternatives process. It also includes approximately $4.5 million of bonuses in recognition of the restructuring of the company and other significant transitional efforts. These bonuses will be paid over a 12-month period. In the second quarter of 2001, we recorded a $1.0 million increase in employee costs related to a revision in estimate associated with these bonuses. In 2001, we accelerated vesting of 32% of outstanding options that were not vested at the date of the closing of the Mortgage Transaction. This acceleration resulted in a noncash charge of $1.3 million. In connection with reviewing our compensation plans after the Mortgage Transaction and restructuring of corporate functions, we implemented a program whereby all outstanding stock appreciation rights and shares of phantom stock were terminated in exchange for cash to be paid through a deferred compensation arrangement. We recorded charges of $2.9 million associated with this exchange. The charge reflects a $0.7 million reduction recorded in the three months ended September 30, 2001, as actual cash settlement costs were less than estimated. Due to the restructuring of the company, we implemented programs whereby certain out-of-the-money options were exchanged for shares of stock, and whereby certain shares of restricted stock were exchanged for cash and stock options in a tender offer, subject to certain performance conditions and vesting requirements. Noncash charges associated with the issuance of the stock, stock options and the tender offer totaled $3.6 million. This charge reflects a $1.4 million increase recorded in the three months ended September 30, 2001, as actual noncash charges associated with the tender offer were more than estimated.

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

  Expenses Associated with Exited Businesses/Products

In the first quarter of 2001, we recorded charges of $2.2 million related to other products exited for which no future revenues or benefits would be received. In the third quarter of 2001, we were able to settle some of these commitments for less than originally estimated, and reduced the charge by $0.7 million. We expect to pay the remaining costs, which include lease and other commitments, in 2002.

     In the first quarter of 1999, we implemented a plan to cease the origination of auto loans and recorded a $3.4 million charge for costs associated with exited businesses/products. The charges included severance and outplacement costs for 22 employees in the auto origination group, and professional fees associated with exited businesses/products not directly associated with our mortgage, business credit card and leasing units. We completed the closing of the auto loan origination center and termination of related employees during the second quarter of 1999. We completed payment of the remaining professional fees during the first quarter of 2001.

     In 1998, in connection with the transfer of our consumer credit card business to Fleet Credit Card LLC, we made major organizational changes to reduce corporate expenses incurred in the past: (a) to support the business contributed to Fleet Credit Card LLC in the transfer of our consumer credit card business, and (b) associated with the business and products no longer being offered or not directly associated with our mortgage, business credit card and leasing units. As of December 31, 1998, the remaining accrual related to expenses associated with exited businesses/products was $14.8 million. We had contractual commitments to certain customers, and non-related financial institutions that were providing benefits to those customers, under a product that was no longer offered and for which no future revenues or benefits would be received. In 1998, we recorded a charge of $22.8 million associated with these commitments, and an $8.3 million charge associated with the write-off of assets associated with this program that became unrealizable when the product was exited. In 1999, an additional charge of $10.0 million was recorded based on a change in the estimate of total expected costs for the contractual commitments related to the exited product. Updated information regarding future benefits to be provided in connection with these contractual commitments indicated a higher level of benefits than originally estimated. A third party assumed the liabilities associated with these commitments in the first quarter of 2001, and we recorded an additional charge relating to the settlement of these commitments of $10.3 million.

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

INCOME TAXES

As a result of unusual charges, valuation adjustments on venture capital investments and the loss on the discontinuance of the leasing business in 2001, we reported a pretax loss for the year ended December 31, 2001. A valuation allowance has been provided against a portion of the resulting deferred tax asset given our pre-existing net operating loss carryforwards and the uncertainty of the realizability of the incremental deferred tax asset. In the year ended December 31, 2000, we also reported a pretax loss and a valuation allowance was provided against the resulting deferred tax asset, resulting in a 0% effective tax rate. In establishing the valuation allowance, management considered (1) estimates of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. Based on this analysis, management believes the net deferred tax asset of $107 million at December 31, 2001 will be realized. This analysis is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

     In 1999, in connection with the filing of the 1998 tax returns, additional book/tax differences related to the disposition of our consumer credit card business in 1998 were quantified. These book/tax differences, when combined with certain less significant recurring differences, resulted in net operating loss carryforwards of approximately $521 million at December 31, 1999. This amount is net of $96 million carried back to prior years, and includes $500 million that pertains to losses incurred on the consumer credit card portfolio after the date of the disposition of our consumer credit card business. A deferred tax asset of $50 million, net of valuation allowance, resulting from the net operating loss carryforwards was recorded as an income tax benefit in the fourth quarter of 1999.

     At December 31, 2001, remaining net operating loss carryforwards were $662 million, of which $407 million expire in 2018, $29 million expire in 2019, $15 million expire in 2020 and $211 million expire in 2021. We utilized net operating loss carryforwards of $85 million in 2000. Additionally in 2000, $29 million was carried back to prior years.

ASSET/LIABILITY MANAGEMENT

We manage our financial condition with a focus on maintaining high credit quality standards, disciplined management of market risks and prudent levels of growth, leverage and liquidity.

MARKET RISK SENSITIVITY

Market risk is the potential for loss or diminished financial performance arising from adverse changes in market forces including interest rates and market prices. Market risk sensitivity is the degree to which a financial instrument, or a company that owns financial instruments, is exposed to market forces. Fluctuations in interest rates, changes in economic conditions, shifts in customer behavior, and other factors can affect our financial performance. Changes in economic conditions and shifts in customer behavior are difficult to predict, and our financial performance generally cannot be insulated from these forces.

     We are exposed to equity price risk on the equity securities in our investments available for sale portfolio. The majority of our equity securities at December 31, 2001 represented venture capital investments. We typically do not attempt to reduce or eliminate the market exposure on these investments. A 20% adverse change in equity prices would result in an approximate $5 million decrease in the fair value of our equity investments as of December 31, 2001. A 20% adverse change would have resulted in an approximate $15 million decrease in fair value as of December 31, 2000.

     Financial performance variability as a result of fluctuations in interest rates is commonly called interest rate risk. Interest rate risk generally results from mismatches in the timing of asset and liability repricing (gap risk) and from differences between the repricing indices of assets and liabilities (basis risk). We regularly evaluate our market risk profile and attempt to minimize the impact of interest rate risk on net interest income and net income. In managing interest rate risk exposure, we periodically securitize receivables, sell and purchase assets, alter the mix and term structure of our funding base, change our investment portfolio and use derivative financial instruments. Derivatives are not used for trading or speculative activities. We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133," on January 1, 2001. The adoption of SFAS No. 133 and No. 138 had no impact on income from continuing operations and was not material to income from discontinued operations.

     Risk exposure levels vary continuously, as changes occur in our asset/liability mix, market interest rates and other factors affecting the timing and magnitude of cash flows. We attempt to analyze the impact of interest rate risk by regularly evaluating the perceived risks inherent in our asset and liability structure, including derivative instruments. Computer simulations are used to generate expected financial performance in a variety of interest rate environments. Those results are analyzed to determine if actions need to be taken to mitigate our interest rate risk.

     We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We also measure the effect of interest rate risk on our managed net interest income, which includes net interest income on owned assets and net interest income on securitized receivables. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income as compared to a base case scenario. As of December 31, 2001 and 2000, we estimated that our net interest income and managed net interest income would change as follows over a twelve-month period:

                                                              2001    2000
--------------------------------------------------------------------------
Estimated percentage increase (decrease) in owned net
  interest income:
  Assuming 200 basis point increase in interest rates           5%     13%
  Assuming 200 basis point decrease in interest rates          (3)%    (2)%
Estimated percentage increase (decrease) in managed net
  interest income:
  Assuming 200 basis point increase in interest rates          (7)%     4%
  Assuming 200 basis point decrease in interest rates           7%     13%
--------------------------------------------------------------------------

     Our business credit card receivables include interest rate floors that cause our managed net interest income to rise in the declining rate scenario. As of December 31, 2001, the interest rate floors also cause a decrease in managed net interest income in a rising rate scenario. This is because rates at December 31, 2001 are well below certain of the interest rate floors, and a 200 basis point increase in rates would not impact the contractual rate on a substantial portion of the receivables. Changes in the size and the composition of our balance sheet from December 31, 2001 to December 31, 2000, including a significant reduction in debt and deposits, also have impacted the results of sensitivity analysis in the owned net interest income scenarios.

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

LIQUIDITY AND CAPITAL RESOURCES

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.'s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to a diversity of funding sources as described below, and have a high level of liquidity at December 31, 2001. At December 31, 2001, we had $230 million of federal funds sold, $203 million of receivables held for sale, and $162 million of investments, which could be sold to generate additional liquidity.

     Components of funding were as follows at December 31:

                                                            2001               2000               1999
                                                      ----------------   ----------------   ----------------
                                                        AMOUNT      %      AMOUNT      %      AMOUNT      %
------------------------------------------------------------------------------------------------------------
Off-balance sheet business credit card receivables    $1,626,709    53%  $1,324,137    33%  $  765,019    19%
Deposits                                                 636,915    21    1,346,976    34    1,512,359    37
Debt and other borrowings                                355,899    11      759,473    19    1,121,674    27
Equity, including capital securities                     466,299    15      540,902    14      689,631    17
------------------------------------------------------------------------------------------------------------
Total                                                 $3,085,822   100%  $3,971,488   100%  $4,088,683   100%
============================================================================================================

  Off-Balance Sheet Business Credit Card Securitizations

We completed our first two public business credit card securitizations in 2000 and completed an additional public securitization in 2001. These public securitizations enabled us to grow off-balance sheet business credit card receivables as a component of our funding in 2000 and 2001. In addition to the public securitizations, the securitization trust has two non-public series outstanding. The first series provides off-balance sheet funding through a $280 million committed commercial paper conduit facility, of which $160 million was unused at December 31, 2001. The commitment can be withdrawn under certain conditions, similar to the conditions for an early amortization event as described below for the other series of the securitization trust. Our commercial paper conduit facility also requires the servicer, Advanta Bank Corp., to be well-capitalized. Upon the expiration of this commercial paper conduit facility in June 2002, management expects to obtain the appropriate level of replacement funding under similar terms and conditions. The second non-public series was a securitization completed in 2000.

     The revolving periods of the series of the securitization trust extend to the following dates:

                INVESTOR PRINCIPAL
                    BALANCE AT       SCHEDULED END OF
                DECEMBER 31, 2001    REVOLVING PERIOD
-----------------------------------------------------
Series 1997-A        $129,750               June 2002
Series 2000-A         157,068          September 2002
Series 2000-B         600,000            October 2002
Series 2000-C         400,000            January 2005
Series 2001-A         300,000               July 2007

     When the revolving periods of these series end and the series amortize, management expects to complete new securitizations under similar terms and conditions. The securitization agreements contain conditions that would trigger an early amortization event. An early amortization event would result in the repayment of principal to investors prior to the expected dates above, which would require us to find an alternate means of funding new receivables. The conditions include the failure to make payments under the terms of the agreement, or the insolvency, receivership or other similar event of the servicer, Advanta Bank Corp. An early amortization event would also be triggered for each individual series if the three-month average excess spread percentage was not maintained at a level greater than 0% for that series. Excess spread represents income-related cash flows on securitized receivables (finance charges, interchange and fees) net of note holders' interest, servicing fees, and credit losses. At December 31, 2001, our three-month average excess spread was 13%. Based on the current levels of excess spread, our financial condition and other considerations, management believes that it is unlikely that the trust or individual series will have an early amortization event. The business credit card securitization agreements do not have any provisions or conditions involving the debt rating of Advanta Corp.

  Deposits, Debt, Other Borrowings and Equity

In the first quarter of 2001, we received in excess of $1 billion in cash proceeds from the Mortgage Transaction. We have strategically used the proceeds to strengthen Advanta for the future, including a significant reduction in our leverage. In the second quarter of 2001, we sold $389.7 million of our deposit liabilities to E*TRADE Bank, a wholly owned subsidiary of E*TRADE Group, Inc. We also paid off substantially all of our outstanding medium-term notes and reduced our outstanding senior notes. In the year ended December 31, 2001, we reduced debt and deposits by $1.1 billion. Also, Advanta National Bank has suspended originations of deposit accounts.

     The Mortgage Transaction in the first quarter of 2001 resulted in liquidity in excess of the needs of our continuing businesses. Excess liquid assets were held in short-term, high-quality investments earning money market rates until they could be deployed. As a result, we had interest expense in excess of interest income on this excess liquidity in 2001. The deposit sale and significant debt reduction in the second quarter of 2001 reduced this net interest expense and excess liquidity. However, we expect to continue to have interest expense in excess of interest income for the next several quarters due to the time required for our higher-rate debt to mature. We anticipate replacing these debt maturities with notes bearing lower interest rates more in line with the current market rates.

     In the first quarter of 2001, we successfully negotiated an early termination of our strategic alliance with Progressive Casualty Insurance Company to direct market auto insurance and received regulatory approval for a return of capital from our insurance subsidiary to the parent company, Advanta Corp. The return of capital from the insurance subsidiary to Advanta Corp., along with other payments from the insurance subsidiary in the first quarter of 2001, increased Advanta Corp. liquidity by $62.5 million.

     In the first quarter of 2001, after consideration of the liquidity and the capital requirements for the ongoing business, the Board of Directors of Advanta Corp. authorized management to purchase up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our capital securities, or some combination thereof. We intend to make purchases modestly and when we believe it is prudent to do so. As of December 31, 2001, we have repurchased 693,300 shares of our Class B Common Stock.

     The following tables detail the composition of the deposit base and the composition of debt and other borrowings at year end for each of the past five years.

COMPOSITION OF DEPOSIT BASE

($ IN MILLIONS)                                               AS OF DECEMBER 31,
                               --------------------------------------------------------------------------------
                                   2001            2000             1999             1998             1997
                               ------------   --------------   --------------   --------------   --------------
                               AMOUNT    %     AMOUNT     %     AMOUNT     %                %     AMOUNT     %
---------------------------------------------------------------------------------------------------------------
Demand deposits                $  6.5     1%  $    4.6     0%  $    5.8     0%  $    4.3     0%  $   41.6     1%
Money market savings              3.5     1       64.0     5      242.4    16      181.5    10      506.8    17
Time deposits of $100,000 or
  less                          389.9    61      916.9    68    1,046.6    69    1,445.8    83    2,163.0    72
Time deposits of more than
  $100,000                      237.0    37      361.5    27      217.6    15      118.2     7      306.2    10
---------------------------------------------------------------------------------------------------------------
Total deposits                 $636.9   100%  $1,347.0   100%  $1,512.4   100%  $1,749.8   100%  $3,017.6   100%
===============================================================================================================

COMPOSITION OF DEBT AND OTHER BORROWINGS

($ IN MILLIONS)                                               AS OF DECEMBER 31,
                                -------------------------------------------------------------------------------
                                    2001            2000            1999             1998             1997
                                -------------   ------------   --------------   --------------   --------------
                                AMOUNT    %     AMOUNT    %     AMOUNT     %     AMOUNT     %     AMOUNT     %
---------------------------------------------------------------------------------------------------------------
Subordinated notes and
  certificates                  $  0.6      0%  $  0.7     0%  $    1.0     0%  $    1.5     0%  $   55.5     2%
Senior notes and certificates    322.8     91    404.2    53      234.4    21      145.6    14      151.0     7
Short-term bank notes              0.0      0      0.0     0        0.0     0        0.0     0      242.0    11
Medium-term bank notes             0.0      0      3.4     1        7.3     0        7.3     1      669.5    29
Medium-term notes                  0.2      0    343.6    45      538.0    48      866.5    83    1,099.5    48
Value notes                        0.0      0      3.3     0        7.8     1        9.3     1       30.7     1
Term fed funds, fed funds
  purchased and FHLB advances      0.0      0      0.0     0      220.0    20        0.0     0        0.0     0
Securities sold under
  agreements to repurchase        32.3      9      0.0     0      104.2     9        0.0     0        0.0     0
Other borrowings                   0.0      0      4.3     1        9.0     1       17.8     1       48.9     2
---------------------------------------------------------------------------------------------------------------
Total debt and other
  borrowings                    $355.9    100%  $759.5   100%  $1,121.7   100%  $1,048.0   100%  $2,297.1   100%
===============================================================================================================

  Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of December 31, 2001 by period:

                                                             PAYMENTS DUE BY PERIOD
                                              -----------------------------------------------------
                                                          LESS THAN
                                                         OR EQUAL TO     2-3        4-5     AFTER 5
                                               TOTAL       1 YEAR       YEARS      YEARS     YEARS
---------------------------------------------------------------------------------------------------
Time deposits                                 $626,905    $419,907     $204,614   $ 2,384    $  0
Debt and other borrowings                      355,899     283,535       56,537    15,827       0
Operating leases                                17,009       5,119        8,261     3,432     197
---------------------------------------------------------------------------------------------------
Total contractual cash obligations            $999,813    $708,561     $269,412   $21,643    $197
===================================================================================================

     Management expects to fund our deposit and debt obligations with replacement deposits or debt having similar terms and conditions. We expect to fund commitments related to operating leases with operating cash flows.

     In addition to these obligations, we make commitments to extend credit to our business credit card customers in the normal course of business. We had unused commitments to extend credit of $4.6 billion at December 31, 2001. We believe that our customers' utilization of their lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date. We expect to fund the commitments to extend credit with the various components of funding described above, similar to the funding of other new receivables.

  Regulatory Agreements and Restrictions at Subsidiaries

In June 2000, we announced that our banking subsidiaries, Advanta National Bank and Advanta Bank Corp., reached agreements with their respective bank regulatory agencies, primarily relating to the banks' subprime lending operations. The agreements outlined a series of steps to modify processes and formalize and document certain practices and procedures for the banks' subprime lending operations. The agreements also established temporary asset growth limits at Advanta National Bank and deposit growth limits at Advanta Bank Corp., imposed restrictions on taking brokered deposits at Advanta National Bank, and required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards. Our regulatory agreements with the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency (the "OCC") prohibit the payment of cash dividends by Advanta Bank Corp. or Advanta National Bank without prior regulatory approval.

     Management believes that Advanta Bank Corp. and Advanta National Bank were each in compliance with their respective regulatory agreements at December 31, 2001.

     In connection with the Mortgage Transaction in the first quarter of 2001, Advanta National Bank sought approval of the OCC for a return of capital to Advanta Corp. in the amount of $261 million. On February 28, 2001, the OCC approved the amount requested and, at the same time, Advanta National Bank entered into an agreement with the OCC regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to 12.7% for Tier 1 and Total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement provides for prior OCC approval of any future dividends. Advanta Bank Corp. is unaffected by the agreement with the OCC.

     At December 31, 2001, Advanta Bank Corp.'s combined total capital ratio (combined Tier I and Tier II capital) was 18.80%, and Advanta National Bank's combined total capital ratio was 23.34%. At December 31, 2000, Advanta Bank Corp.'s combined total capital ratio was 14.60%, and Advanta National Bank's combined total capital ratio was 15.08%. In each case, Advanta Bank Corp. and Advanta National Bank had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of our agreement with the OCC, even though we have achieved the higher imposed capital ratios required by the agreement.

     In the fourth quarter of 2001, the bank regulatory agencies issued an interagency policy statement that revised the regulatory capital treatment of recourse, direct credit substitutes, and residual interests in asset securitizations. This rule supercedes the former low-level recourse rules and requires that banks hold one dollar in total risk-based capital against every dollar of residual interest, with some exceptions. It further requires that credit enhancing interest-only strips in excess of 25% of Tier 1 capital be deducted from Tier 1 capital for purposes of calculating bank capital ratios. This rule has an effective date of January 1, 2002. Early adoption was permitted for transactions entered into prior to the effective date that result in a reduced capital requirement. Banks can delay until December 31, 2002, the application of the final rule to transactions entered into prior to January 1, 2002 that result in increased capital requirements. Advanta Bank Corp. elected to adopt the rule effective December 31, 2001 and it resulted in a reduced risk-based capital requirement. We do not anticipate the adoption of this rule will have an effect on the capital requirements of Advanta National Bank.

     Advanta Bank Corp. and Advanta National Bank are prevented by regulatory restrictions from lending to Advanta Corp. and its affiliates unless these extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, secured extensions of credit are limited in amount: (a) as to Advanta Corp. or any affiliate, to 10% of each bank's capital and surplus, and (b) as to Advanta Corp. and all affiliates in the aggregate, to 20% of each bank's capital and surplus. See "Part I -- Government Regulation."

     Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate.

     Total stockholders' equity of our banking and insurance affiliates was $220 million at December 31, 2001, of which $218 million was restricted. At January 1, 2002, $2.2 million of stockholders' equity of our insurance affiliates was available for payment of cash dividends in 2002 under applicable regulatory guidelines without prior regulatory approval.

     In addition to dividend restrictions at banking subsidiaries, certain non-bank subsidiaries are subject to minimum equity requirements as part of securitization or other agreements. The total minimum equity requirement of non-bank subsidiaries was $20 million at December 31, 2001. At December 31, 2001, the non-bank subsidiaries were in compliance with these minimum equity requirements.

     Management believes that the restrictions, for both bank and non-bank subsidiaries, will not have an adverse effect on Advanta Corp.'s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7, Management's Discussion and Analysis -- ASSET/LIABILITY
MANAGEMENT."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
($ IN THOUSANDS)                                              ------------------------
                                                                 2001          2000
--------------------------------------------------------------------------------------
ASSETS
Cash                                                          $   20,952    $    1,716
Federal funds sold                                               229,889       107,584
Restricted interest-bearing deposits                             113,956        16,398
Investments available for sale                                   246,679       758,792
Receivables, net:
  Held for sale                                                  202,612       154,265
  Other                                                          220,795       186,026
                                                              ------------------------
Total receivables, net                                           423,407       340,291
Retained interests in securitizations                             88,658        72,908
Amounts due from securitizations                                  80,325        61,610
Premises and equipment (at cost, less accumulated
  depreciation of $21,667 in 2001 and $21,983 in 2000)            25,722        26,185
Other assets                                                     264,689       256,658
Net assets of discontinued operations                            142,403     1,201,330
--------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $1,636,680    $2,843,472
======================================================================================
LIABILITIES
Deposits:
  Noninterest-bearing                                         $    6,500    $    4,546
  Interest-bearing                                               630,415     1,342,430
                                                              ------------------------
Total deposits                                                   636,915     1,346,976
Debt                                                             323,582       755,184
Other borrowings                                                  32,317         4,289
Other liabilities                                                177,567       196,121
--------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              1,170,381     2,302,570
--------------------------------------------------------------------------------------
Commitments and contingencies
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely subordinated
  debentures of Advanta Corp.                                    100,000       100,000
STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par value:
  Authorized, issued and outstanding -- 1,010 shares in 2001
     and 2000                                                      1,010         1,010
Class A voting common stock, $.01 par value;
  Authorized -- 200,000,000 shares; Issued -- 10,041,017
     shares in 2001 and 10,040,230 shares in 2000                    100           100
Class B non-voting common stock, $.01 par value;
  Authorized -- 200,000,000 shares; Issued -- 17,939,639
     shares in 2001 and 17,613,166 shares in 2000                    179           176
Additional paid-in capital                                       223,362       220,371
Deferred compensation                                                (64)       (7,336)
Unearned ESOP shares                                             (11,295)      (11,714)
Accumulated other comprehensive income (loss)                      1,259        (1,302)
Retained earnings                                                179,370       257,562
  Less: Treasury stock at cost, 1,348,079 Class B common
     shares in 2001 and 527,168 Class B common shares in
     2000                                                        (27,622)      (17,965)
--------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       366,299       440,902
--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $1,636,680    $2,843,472
======================================================================================

See Notes to Consolidated Financial Statements.

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                 YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       ---------------------------------
                                                              2001        2000         1999
---------------------------------------------------------------------------------------------
INTEREST INCOME:
  Receivables                                               $ 77,799    $  78,506    $ 37,718
  Trading investments                                              0            0       6,752
  Investments available for sale                              40,052       57,594      60,114
---------------------------------------------------------------------------------------------
     Total interest income                                   117,851      136,100     104,584
INTEREST EXPENSE:
  Deposits                                                    43,968       53,201      48,856
  Debt                                                        37,658       29,369      29,848
  Other borrowings                                               844        3,938       2,096
---------------------------------------------------------------------------------------------
     Total interest expense                                   82,470       86,508      80,800
---------------------------------------------------------------------------------------------
Net interest income                                           35,381       49,592      23,784
Provision for credit losses                                   35,976       36,309      22,506
---------------------------------------------------------------------------------------------
Net interest after provision for credit losses                  (595)      13,283       1,278
NONINTEREST REVENUES:
  Securitization income                                      113,478       70,797      21,188
  Servicing revenues                                          29,221       17,310      13,819
  Interchange income                                          80,721       61,668      33,786
  Other revenues, net                                        (34,460)       7,306      36,577
---------------------------------------------------------------------------------------------
     Total noninterest revenues                              188,960      157,081     105,370
EXPENSES:
  Operating expenses                                         180,186      150,292      95,506
  Minority interest in income of consolidated subsidiary       8,880        8,880       8,880
  Unusual charges                                             41,750            0      16,713
---------------------------------------------------------------------------------------------
     Total expenses                                          230,816      159,172     121,099
---------------------------------------------------------------------------------------------
Income (loss) before income taxes                            (42,451)      11,192     (14,451)
Income tax (benefit)                                         (11,995)           0     (55,785)
---------------------------------------------------------------------------------------------
Income (loss) from continuing operations                     (30,456)      11,192      41,334
Income (loss) from discontinued operations, net of tax        (8,438)    (163,578)      8,484
Loss, net, on discontinuance of mortgage and leasing
  businesses, net of tax                                     (31,639)      (4,298)          0
---------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           $(70,533)   $(156,684)   $ 49,818
=============================================================================================
Basic income (loss) from continuing operations per common
  share
  Class A                                                   $  (1.23)   $    0.39    $   1.59
  Class B                                                      (1.17)        0.47        1.66
  Combined                                                     (1.19)        0.44        1.63
---------------------------------------------------------------------------------------------
Diluted income (loss) from continuing operations per
  common share
  Class A                                                   $  (1.23)   $    0.39    $   1.58
  Class B                                                      (1.17)        0.46        1.65
  Combined                                                     (1.19)        0.44        1.62
---------------------------------------------------------------------------------------------
Basic net income (loss) per common share
  Class A                                                   $  (2.79)   $   (6.28)   $   1.95
  Class B                                                      (2.73)       (6.21)       2.02
  Combined                                                     (2.75)       (6.24)       1.99
---------------------------------------------------------------------------------------------
Diluted net income (loss) per common share
  Class A                                                   $  (2.79)   $   (6.23)   $   1.94
  Class B                                                      (2.73)       (6.16)       2.00
  Combined                                                     (2.75)       (6.19)       1.98
---------------------------------------------------------------------------------------------
Basic weighted average common shares outstanding
  Class A                                                      9,101        9,110       9,057
  Class B                                                     16,581       16,033      14,515
  Combined                                                    25,682       25,143      23,572
---------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding
  Class A                                                      9,101        9,149       9,078
  Class B                                                     16,581       16,202      14,680
  Combined                                                    25,682       25,351      23,758
---------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

($ IN THOUSANDS)

                                    ----------------------------------------------------------------------

                                    COMPREHENSIVE    CLASS A     CLASS B    CLASS A   CLASS B   ADDITIONAL
                                       INCOME       PREFERRED   PREFERRED   COMMON    COMMON     PAID-IN
                                       (LOSS)         STOCK       STOCK      STOCK     STOCK     CAPITAL
----------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1998                             $1,010        $0        $104      $163      $229,304
Net income (loss)                     $  49,818
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $5,763                               (10,703)
                                      ---------
Comprehensive income (loss)           $  39,115
                                      =========
Conversion of Class B Preferred
 Stock                                                                                   14           (14)
Preferred and common cash
 dividends declared
Exercise of stock options                                                                              20
Issuance of restricted stock                                                    1         9        10,579
Amortization of deferred
 compensation
Retirement of restricted stock                                                           (4)       (7,421)
Stock buyback
ESOP shares committed to be
 released                                                                                             117
----------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1999                             $1,010        $0        $105      $182      $232,585
Net income (loss)                     $(156,684)
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $(5,111)                               9,492
                                      ---------
Comprehensive income (loss)           $(147,192)
                                      =========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                             155
Issuance of restricted stock                                                              2         2,545
Amortization of deferred
 compensation
Retirement of restricted stock                                                 (1)       (4)       (6,455)
Retirement of treasury stock                                                   (4)       (4)       (8,496)
ESOP shares committed to be
 released                                                                                              37
----------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2000                             $1,010        $0        $100      $176      $220,371
Net income (loss)                     $ (70,533)
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $1,379                                 2,561
                                      ---------
Comprehensive income (loss)           $ (67,972)
                                      =========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                 4         3,476
Stock option exchange for stock
 and restricted stock tender offer                                                                    934
Modification of stock options                                                                       1,966
Issuance of restricted stock                                                              1           720
Amortization of deferred
 compensation
Retirement of restricted stock                                                           (2)       (4,118)
Stock buyback
ESOP shares committed to be
 released                                                                                              13
---------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2001                             $1,010        $0        $100      $179      $223,362
=========================================================================================================

                                    ---------------------------------------------------------------------
                                      DEFERRED     ACCUMULATED
                                    COMPENSATION      OTHER                                     TOTAL
                                     & UNEARNED   COMPREHENSIVE     RETAINED      TREASURY  STOCKHOLDERS'
                                    ESOP SHARES   INCOME (LOSS)     EARNINGS       STOCK       EQUITY
----------------------------------  ---------------------------------------------------------------------
Balance at Dec. 31, 1998              $(29,764)     $    (91)       $382,092      $(22,514)   $ 560,304
Net income (loss)                                                     49,818                     49,818
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $5,763                                            (10,703)                                   (10,703)
Comprehensive income (loss)
Conversion of Class B Preferred
 Stock                                                                                                0
Preferred and common cash
 dividends declared                                                  (10,169)                   (10,169)
Exercise of stock options                                                                            20
Issuance of restricted stock           (10,589)                                                       0
Amortization of deferred
 compensation                            3,781                                                    3,781
Retirement of restricted stock           7,425                                                        0
Stock buyback                                                                       (3,955)      (3,955)
ESOP shares committed to be
 released                                  418                                                      535
---------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1999              $(28,729)     $(10,794)       $421,741      $(26,469)   $ 589,631
Net income (loss)                                                   (156,684)                  (156,684)
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $(5,111)                                            9,492                                      9,492
Comprehensive income (loss)
Preferred and common cash
 dividends declared                                                   (7,495)                    (7,495)
Exercise of stock options                                                                           155
Issuance of restricted stock            (2,547)                                                       0
Amortization of deferred
 compensation                            5,348                                                    5,348
Retirement of restricted stock           6,460                                                        0
Retirement of treasury stock                                                         8,504            0
ESOP shares committed to be
 released                                  418                                                      455
---------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2000              $(19,050)     $ (1,302)       $257,562      $(17,965)   $ 440,902
Net income (loss)                                                    (70,533)                   (70,533)
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $1,379                                              2,561                                      2,561
Comprehensive income (loss)
Preferred and common cash
 dividends declared                                                   (7,659)                    (7,659)
Exercise of stock options                                                                         3,480
Stock option exchange for stock
 and restricted stock tender offer         618                                      (2,152)        (600)
Modification of stock options                                                                     1,966
Issuance of restricted stock              (721)                                                       0
Amortization of deferred
 compensation                            3,256                                                    3,256
Retirement of restricted stock           4,120                                                        0
Stock buyback                                                                       (7,505)      (7,505)
ESOP shares committed to be
 released                                  418                                                      431
--------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2001              $(11,359)     $  1,259        $179,370      $(27,622)   $ 366,299
========================================================================================================

See Notes to Consolidated Financial Statements.

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                      ($ IN THOUSANDS)                           2001           2000            1999
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES -- CONTINUING OPERATIONS
Net income (loss)                                             $   (70,533)   $  (156,684)   $     49,818
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    (Income) loss from discontinued operations, net of tax          8,438        163,578          (8,484)
    Loss, net, on discontinuance of mortgage and leasing
      businesses, net of tax                                       31,639          4,298               0
    Investment securities (gains) losses                           26,227         (5,473)        (30,132)
    Loss on sale of deposits                                        2,835              0               0
    Depreciation                                                    9,428         11,471           7,794
    Provision for credit losses                                    35,976         36,309          22,506
    Change in deferred origination costs, net of deferred
      fees                                                         (6,556)        (6,252)         (6,038)
    Proceeds from sale of trading investments                           0              0         185,042
    Change in receivables held for sale                          (320,896)      (509,989)       (450,920)
    Proceeds from sale of receivables held for sale               272,549        512,619         318,692
    Change in amounts due from securitizations, other assets
      and other liabilities                                       (32,072)       (17,427)       (100,164)
    Change in retained interests in securitizations               (15,750)       (28,116)            854
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities               (58,715)         4,334         (11,032)
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES -- CONTINUING OPERATIONS
    Change in federal funds sold and interest-bearing
      deposits                                                   (219,863)        50,454         115,953
    Purchase of investments available for sale                 (1,144,064)    (1,826,620)    (12,872,622)
    Proceeds from sales of investments available for sale         896,016        937,617         812,562
    Proceeds from maturing investments available for sale         737,874        899,286      12,171,704
    Change in receivables not held for sale                       (64,189)       (74,330)        (11,124)
    Purchases of premises and equipment, net                       (7,698)       (18,273)         (8,203)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities               198,076        (31,866)        208,270
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES -- CONTINUING OPERATIONS
    Change in demand and savings deposits                          (8,055)      (179,542)         62,329
    Proceeds from issuance of time deposits                       724,665      1,325,125         600,747
    Payments for maturing time deposits                        (1,044,640)    (1,310,966)       (900,507)
    Payments for sale of deposits and related accrued
      interest                                                   (392,511)             0               0
    Change in repurchase agreements, term fed funds and FHLB
      advances                                                     32,317       (324,191)        324,191
    Proceeds from issuance of debt                                182,975        256,098         123,537
    Payments on redemption of debt                               (614,577)      (289,422)       (365,176)
    Change in other borrowings                                     (4,289)        (4,686)         (8,809)
    Proceeds from issuance of stock                                 3,480            155              20
    Stock buyback                                                  (7,505)             0          (3,955)
    Cash dividends paid                                            (7,659)        (7,495)        (10,169)
--------------------------------------------------------------------------------------------------------
Net cash used in financing activities                          (1,135,799)      (534,924)       (177,792)
--------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS
    Proceeds from Mortgage Transaction                          1,093,975              0               0
    Other cash used in operating activities                       (78,301)       312,668         241,938
                                                              -----------    -----------    ------------
    Net cash provided by operating activities                   1,015,674        312,668         241,938
    Net cash provided by (used in) investing activities                 0        322,155        (325,616)
    Net cash provided by (used in) financing activities                 0        (76,435)         57,918
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) discontinued operations          1,015,674        558,388         (25,760)
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                    19,236         (4,068)         (6,314)
Cash at beginning of period                                         1,716          5,784          12,098
========================================================================================================
Cash at end of period                                         $    20,952    $     1,716    $      5,784
========================================================================================================

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         ($ IN THOUSANDS EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

In these notes to consolidated financial statements, "Advanta", "we", "us", and "our" refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

     Advanta is a highly focused financial services company. We have been providing innovative financial solutions since 1951. Our primary business segment is Advanta Business Cards, one of the nation's largest issuers of business credit cards to small businesses. In addition to our business credit card lending business, we have venture capital investments. We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. Our banks offer a variety of deposit products, such as retail and large denomination certificates of deposit, that are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Advanta Business Cards is primarily funded and operated through Advanta Bank Corp. At December 31, 2001, we serviced approximately 680,000 business credit card customers and managed business credit card receivables of $2.0 billion.

     Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we exited our mortgage business, announced the discontinuance of our leasing business, and restructured our corporate functions to a size commensurate with our ongoing businesses. The mortgage and equipment leasing businesses represented 26% of our customers and 84% of our managed receivables at December 31, 2000. We are continuing to service the existing leasing portfolio rather than sell the business or the portfolio. The results of the mortgage and leasing businesses are reported as discontinued operations in all periods presented. The results of our ongoing businesses are reported as continuing operations for all periods presented.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Advanta Corp. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year's presentation.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for securitization income, retained interests in securitizations, the allowance for credit losses, the fair value of venture capital investments, litigation and income taxes, among others. Actual results could differ from those estimates.

INVESTMENTS

Investments available for sale include securities that we sell from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at market value and unrealized gains and losses on these securities are reported in other comprehensive income, net of income taxes.

     Trading investments are securities that are bought and held principally for the purpose of selling them in the near term. Trading investments are reported at fair value, with unrealized gains and losses included in earnings. There were no investments classified as trading at December 31, 2001 or 2000.

     Investments of our venture capital unit are included in investments available for sale and are carried at estimated fair value following the specialized industry accounting principles of this unit. Management makes fair value determinations based on quoted market prices, when available, and considers the investees' financial results, conditions and prospects when market prices are not available. In accordance with the specialized industry accounting principles of venture capital investment companies, the unrealized and realized gains and losses on these investments are included in other revenues rather than other comprehensive income and the equity method of accounting for investments is not applied.

     Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

RECEIVABLES HELD FOR SALE

Receivables held for sale represent loans currently on the balance sheet that we intend to sell or securitize within the next six months. These assets are reported at the lower of aggregate cost or fair market value by loan type. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. The allowance for credit losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of receivables in light of historical experience by loan type, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Since our loan portfolio is comprised of large groups of smaller balance homogeneous loans, we evaluate each group collectively for impairment. Accordingly, we do not separately identify individual loans for impairment disclosures.

     Credit losses are charged against the allowance when management believes the uncollectibility of a receivable balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Our charge-off policy for business credit card accounts is to charge-off an unpaid receivable at 180 days contractually delinquent. Business credit card accounts suspected of being fraudulent are charged-off after a 90-day investigative period, unless our investigation shows no evidence of fraud. Effective October 1, 2000, bankrupt business credit cards are charged off within a 60-day investigative period after receipt of notification. The previous policy provided a 90-day investigative period. Net charge-offs include the principal amount of losses less current period recoveries. The accrued interest and fee portion of the charged-off receivable balance is deducted from current period income.

INTEREST AND FEE INCOME ON RECEIVABLES

Interest income is accrued on the unpaid principal balance of receivables. Interest income includes late fees on business credit card receivables. Fee income is recognized when billed to the cardholder, with the exception of origination fees as discussed in "Origination Costs and Fees." The accrual of interest and fees is discontinued when the related receivable becomes 90 days past due.

ORIGINATION COSTS AND FEES

We engage unrelated third parties to solicit and originate business credit card account relationships. Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over the privilege period of one year. These costs represent the cost of acquiring business credit card account relationships, and the net amortization is included in operating expenses.

SECURITIZATION ACTIVITIES

A significant portion of our funding is through off-balance sheet business credit card securitizations via a securitization trust. The securitization trust was created to hold the collateral (the securitized receivables) and issue debt to investors. The securitization trust is a qualifying special-purpose entity as defined by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," and therefore, is not consolidated as part of Advanta Corp.'s consolidated financial statements. We do not provide any guarantee of the debt issued by the special-purpose entity and our recourse in the transactions is limited to the value of our interests in securitizations that act as credit enhancement to the investors' interests.

     We sell business credit card receivables through securitizations with servicing retained. When we securitize, we surrender control over the transferred assets and account for the transaction as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. We allocate the previous carrying amount of the securitized receivables between the assets sold and the retained interests, based on their relative estimated fair values at the date of sale. Securitization income is recognized at the time of the sale, equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. During the revolving period of each business credit card securitization, securitization income is recorded representing estimated gains on the sale of new receivables to the securitization trust on a continuous basis to replenish the investors' interest in securitized receivables that have been repaid by the business credit card account holders. Fair value estimates used in the recognition of securitization income require certain assumptions of payment, default and interest rates. To the extent actual results are different than those estimates, the impact is recognized in securitization income.

     On a monthly basis, income-related cash flows on securitized receivables (finance charges, interchange and fees) are used to pay note holders' interest and servicing fees, and any excess cash flow serves as credit enhancement to cover credit losses in that month.

     In September 2000, the FASB issued SFAS No. 140 which revised the standards for accounting for securitizations and other transfers of financial assets and collateral and required certain disclosures, but carried over most of SFAS No. 125's provisions without amendment. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on our financial position or results of operations.

     We adopted Emerging Issues Task Force Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets" on April 1, 2001. The implementation of EITF 99-20 did not have a material effect on our financial position or results of operations.

RETAINED INTERESTS IN SECURITIZATIONS

Retained interests in securitizations include restricted cash reserve accounts, retained interest-only strips and subordinated trust assets related to securitizations. Subordinated trust assets represent an ownership interest in the securitized receivables that is subordinated to the other investors' interests. Retained interests in securitizations serve as credit enhancement for the securitization transactions. We account for retained interests in securitizations as trading securities. These assets are recorded at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income.

     We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis. The cash flows of the retained interest-only strip are estimated as the excess of the weighted average finance charge yield on each pool of the receivables sold over the sum of the interest rate paid to the note holder, the servicing fee and an estimate of future credit losses over the life of the receivables. Cash flows are discounted from the date the cash is expected to become available to us (the "cash-out" method). These cash flows are projected over the life of the receivables using payment, default, and interest rate assumptions that management believes would be used by market participants for similar financial instruments subject to prepayment, credit and interest rate risk. The cash flows are discounted using an interest rate that management believes a purchaser unrelated to the seller of the financial instrument would demand. As all estimates used are influenced by factors outside our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Interest income is recognized over the life of the retained interests in securitizations using the discount rate used in the valuation.

SERVICING RIGHTS

Servicing assets associated with business credit card securitization transactions are not material as the benefits of servicing are not expected to be more or less than adequate compensation for performing the servicing.

AMOUNTS DUE FROM SECURITIZATIONS

Amounts due from securitizations consists primarily of accrued interest and fees on securitized receivables, amounts owed from the trust for the purchase of new loan receivables during the revolving period, and amounts owed from the trust for one month's servicing fee and one month's income-related cash flows in excess of that month's note holders' interest, servicing fees and credit losses.

INTERCHANGE INCOME

Interchange income includes interchange revenue on both owned and securitized business credit cards.

PREMISES AND EQUIPMENT

Premises, equipment, computers and software are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred. Estimated useful lives used for premises and equipment are as follows:

Furniture, fixtures and equipment                               4 to 7 years
Computers and software                                          3 to 4 years

     Leasehold improvements are amortized over the shorter of the lives of the leases or estimated service lives.

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

DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments as part of our risk management strategy to reduce interest rate risk. Derivatives are not used for trading or speculative activities. We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133," on January 1, 2001. The adoption of SFAS No. 133 and No. 138 had no impact on income from continuing operations and was not material to income from discontinued operations.

     We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we may designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment, (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) a hedge of a net investment in a foreign operation. All derivatives used in continuing operations in the year ended December 31, 2001 were designated as fair value hedges. There were no derivatives designated as cash flow hedges or net investment hedges in the year ended December 31, 2001.

     Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative or non-derivative instrument that is designated as, and meets all the required criteria for, a hedge of a net investment are recorded in accumulated other comprehensive income. The portion of the change in fair value of a derivative associated with hedge ineffectiveness or the component of a derivative instrument excluded from the assessment of hedge effectiveness is recorded currently in earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

     We also formally assess, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, we will discontinue hedge accounting prospectively.

     Prior to the adoption of SFAS No. 133 on January 1, 2001, gains or losses on derivatives designated as hedges of balance sheet items not carried at fair value were deferred and were ultimately recognized in income as part of the carrying amount of the related balance sheet item exposing us to interest rate risk. Accrual accounting was applied for derivatives designated as synthetic alterations with income and expense recorded in the same category as the related underlying on-balance sheet or off-balance sheet item synthetically altered. For derivatives designated as hedges of balance sheet items where changes in fair value were recognized currently in earnings, the related derivative was included in the balance sheet at fair value, and changes in the fair value of the derivative were also recognized currently in earnings.

BUSINESS CREDIT CARD REWARDS PROGRAMS

We offer bonus mile and cash-back reward programs with certain of our business credit cards. Eligible cardholders earn points for bonus miles or up to 2% cash-back rewards based on net purchases charged on their business credit card account. The cost of future reward redemptions are estimated and recorded at the time bonus mile points or cash-back rewards are earned by the cardholder. We estimate that 80% to 100% of cardholders will ultimately claim rewards. The estimate varies depending on the structure of the rewards program. These costs of future reward redemptions are recorded as a reduction of other revenues.

INSURANCE

Insurance premiums and commission revenues are earned ratably over the period of insurance coverage provided. Reinsurance premiums, net of commission expenses, on credit life, disability and unemployment policies, are earned monthly based upon the outstanding balance of the underlying receivables. Acquisition costs are deferred and amortized over the period the related premiums or commissions will be earned in order to match the expense with the anticipated revenue.

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

INCOME TAXES

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. We reduce our deferred tax assets by a valuation allowance, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. In establishing the valuation allowance, management considers (1) estimates of expected future taxable income, (2) existing and projected book/tax differences,
(3) tax planning strategies available, and (4) the general and industry specific economic outlook. This analysis is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

EARNINGS PER SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders is computed by deducting Class A and Class B Preferred Stock dividends from net income. Diluted earnings per common share is computed by dividing income available to common stockholders, increased by dividends on dilutive Class B Preferred Stock (if applicable for the period), by the sum of average common shares outstanding plus dilutive common shares for the period. Potentially dilutive common shares include stock options, restricted stock issued under incentive plans and, through September 15, 1999, Class B Preferred Stock. Since the cash dividends declared on our Class B Common Stock were higher than the dividends declared on the Class A Common Stock, basic and diluted earnings per common share have been calculated using the "two-class" method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. We have also presented combined earnings per common share, which represents a weighted average of Class A and Class B earnings per common share.

CASH FLOW REPORTING

Cash paid for interest was $122.4 million during 2001, $182.4 million during 2000, and $161.0 million during 1999. The net cash refund received for taxes was $1.1 million in 2001. Cash paid for taxes was $4.1 million during 2000 and $8.9 million during 1999.

NOTE 2.  DISCONTINUED OPERATIONS

Effective February 28, 2001, we completed the exit of our mortgage business, Advanta Mortgage, through a purchase and sale agreement with Chase Manhattan Mortgage Corporation as buyer (the "Mortgage Transaction"). Prior to the Mortgage Transaction, Advanta Mortgage made nonconforming home equity loans directly to consumers and through brokers. This business unit originated and serviced first and second lien mortgage loans, including home equity lines of credit, through subsidiaries of Advanta. In addition to servicing and managing the loans it originated, Advanta Mortgage contracted with third parties to service their nonconforming home equity loans on a subservicing basis. Following the Mortgage Transaction, we no longer operate a mortgage business. The purchase and sale agreement provided for the sale, transfer and assignment of substantially all of the assets and operating liabilities associated with our mortgage business, as well as specified contingent liabilities arising from our operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before closing that were not specifically assumed by the buyer. The proceeds from the sale exceeded $1 billion, subject to closing adjustments, resulting in an estimated gross gain of approximately $60 million before transaction expenses, severance expenses and other costs. The gain on the Mortgage Transaction does not reflect any impact from the post-closing adjustment process. Although the Mortgage Transaction resulted in a gain for financial reporting purposes, due to book/tax differences, we will not pay any material federal income tax as a result of the sale. See Note 11 for a discussion of litigation related to the Mortgage Transaction.

     On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. Advanta Leasing Services offered flexible lease financing programs on small-ticket equipment to small businesses. The primary products financed included office machinery, security systems and computers. We will continue to service the existing portfolio rather than sell the business or the portfolio. In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. Estimated operating results of the leasing business included estimated valuations of retained interests in leasing securitizations, estimated cash flows from on-balance sheet lease receivables, interest expense and operating expenses. As all estimates used are influenced by factors outside our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. In the year ended December 31, 2001, we incurred an additional $45.0 million pretax loss on the discontinuance of the leasing business due to changes in the estimate of those operating results. These changes in estimate were needed due to an increase in estimated credit losses expected throughout the remaining term of the leasing portfolio based on credit loss experience in 2001. The primary factor contributing to the increased credit losses is that one of our former leasing vendors filed for bankruptcy protection and this vendor's financial problems have impacted its ability to service a segment of our leasing portfolio.

     The exit of the mortgage business and discontinuance of the leasing business represent the disposal of business segments following Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of these operations are classified as discontinued in all periods presented.

     Revenues and expenses of Advanta Mortgage were as follows for the period from January 1, 2001 to the disposal date of February 28, 2001 and for the years ended December 31, 2000 and 1999:

                                                      JANUARY 1, 2001     YEAR ENDED      YEAR ENDED
                                                      TO FEBRUARY 28,    DECEMBER 31,    DECEMBER 31,
                                                           2001              2000            1999
-----------------------------------------------------------------------------------------------------
Interest revenue                                         $ 18,922         $ 164,142       $ 131,496
Noninterest revenues                                       17,709            37,679         179,957
Interest expense                                          (11,160)          (93,845)        (78,461)
Other expenses                                            (37,721)         (245,004)       (228,122)
Income tax (expense) benefit                                3,812                 0          (1,926)
-----------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations, net of
  tax                                                    $ (8,438)        $(137,028)      $   2,944
=====================================================================================================

     Revenues and expenses of Advanta Leasing Services were as follows for the years ended December 31:

                                                                2000        1999
----------------------------------------------------------------------------------
Interest revenue                                              $ 15,632    $ 10,146
Noninterest revenues                                             9,459      40,970
Interest expense                                               (12,777)     (8,415)
Other expenses                                                 (38,864)    (33,574)
Income tax expense                                                   0      (3,587)
----------------------------------------------------------------------------------
Income (loss) from discontinued operations, net of tax        $(26,550)   $  5,540
==================================================================================

     We allocated interest expense to the discontinued operations based on the ratio of net assets of discontinued operations to the total net assets of the consolidated company.

     The components of the gain (loss) on discontinuance of our mortgage and leasing businesses for the years ended December 31 were as follows:

                                                            2001                    2000
                                                    --------------------    --------------------
                                                                ADVANTA                 ADVANTA
                                                    ADVANTA     LEASING     ADVANTA     LEASING
                                                    MORTGAGE    SERVICES    MORTGAGE    SERVICES
------------------------------------------------------------------------------------------------
Pretax gain (loss) on discontinuance of mortgage
  and leasing businesses                            $20,753     $(45,000)      $0       $(4,298)
Income tax (expense) benefit                         (8,637)       1,245        0             0
------------------------------------------------------------------------------------------------
Gain (loss) on discontinuance of mortgage and
  leasing businesses, net of tax                    $12,116     $(43,755)      $0       $(4,298)
================================================================================================

     The estimated operating results of Advanta Leasing Services through the remaining term of the lease portfolio were estimated at the measurement date of December 31, 2000 in the determination of the loss on discontinuance. As discussed above, the estimate was revised and an additional $45.0 million loss was recorded in the year ended December 31, 2001 as a loss on discontinuance.

     Per share data was as follows for the years ended December 31:

                                             ADVANTA MORTGAGE         ADVANTA LEASING SERVICES
                                         -------------------------    -------------------------
                                          2001      2000     1999      2001      2000     1999
-----------------------------------------------------------------------------------------------
Basic income (loss) from discontinued
  operations per common share
  Class A                                $(0.33)   $(5.45)   $0.12    $ 0.00    $(1.06)   $0.24
  Class B                                 (0.33)    (5.45)    0.12      0.00     (1.06)    0.24
  Combined                                (0.33)    (5.45)    0.12      0.00     (1.06)    0.24
Diluted income (loss) from discontinued
  operations per common share
  Class A                                $(0.33)   $(5.41)   $0.12    $ 0.00    $(1.05)   $0.23
  Class B                                 (0.33)    (5.41)    0.12      0.00     (1.05)    0.23
  Combined                                (0.33)    (5.41)    0.12      0.00     (1.05)    0.23
Basic gain (loss), net, on
  discontinuance of mortgage and
  leasing businesses, net of tax, per
  common share
  Class A                                $ 0.47    $ 0.00    $0.00    $(1.70)   $(0.17)   $0.00
  Class B                                  0.47      0.00     0.00     (1.70)    (0.17)    0.00
  Combined                                 0.47      0.00     0.00     (1.70)    (0.17)    0.00
Diluted gain (loss), net, on
  discontinuance of mortgage and
  leasing businesses, net of tax, per
  common share
  Class A                                $ 0.47    $ 0.00    $0.00    $(1.70)   $(0.17)   $0.00
  Class B                                  0.47      0.00     0.00     (1.70)    (0.17)    0.00
  Combined                                 0.47      0.00     0.00     (1.70)    (0.17)    0.00
===============================================================================================

     The components of net assets of discontinued operations were as follows at December 31:

                                                                2001         2000
------------------------------------------------------------------------------------
Loans and leases, net                                         $ 52,739    $  370,682
Other assets                                                   100,061       887,168
Liabilities                                                    (10,397)      (56,520)
------------------------------------------------------------------------------------
Net assets of discontinued operations                         $142,403    $1,201,330
====================================================================================

     As discussed above, we will continue to service the existing lease portfolio. At December 31, 2001, there were $365 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $44 million. At December 31, 2000, there were $658 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $78 million. The retained interests in leasing securitizations are included in net assets of discontinued operations in the consolidated balance sheets. At December 31, 2001, the fair value of the retained interests in leasing securitizations was estimated using a 12.0% discount rate on future cash flows, loss rates ranging from 9.0% to 9.9% and a weighted average life of 1.1 years. Actual results may vary from our estimates, and the impact of any differences will be recognized in income when determined.

     We use interest rate swaps to manage the impact of fluctuating interest rates on the fair value of certain retained interests in leasing securitizations. The interest rate swaps effectively convert a leasing off-balance sheet variable securitization to a fixed rate. At December 31, 2001, the notional amount of interest rate swaps outstanding relating to leasing securitizations was $113.6 million, and the estimated fair value was a liability of $3.5 million. At December 31, 2000, the notional amount of interest rate swaps outstanding relating to leasing securitizations was $216.2 million, and the estimated fair value was a liability of $1.4 million. The interest rate swaps are recorded at fair value with changes in fair value recorded in Advanta Leasing Services operating results. As discussed above, the estimated operating results of Advanta Leasing Services through the remaining term of the lease portfolio were estimated at the measurement date in the determination of the loss on discontinuance.

NOTE 3.  RESTRICTED INTEREST-BEARING DEPOSITS AND INVESTMENTS AVAILABLE FOR SALE

Restricted interest-bearing deposits at December 31, 2001 include $72.0 million of amounts held in escrow in connection with our litigation with Fleet Financial Group ("Fleet"), and $36.1 million held in escrow in connection with other litigation-related contingencies.

     Investments available for sale consisted of the following:

                                                                   DECEMBER 31,
                          -----------------------------------------------------------------------------------------------
                                               2001                                             2000
                          ----------------------------------------------   ----------------------------------------------
                                        GROSS        GROSS                               GROSS        GROSS
                          AMORTIZED   UNREALIZED   UNREALIZED    MARKET    AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                            COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
=========================================================================================================================
U.S. Treasury and other
 U.S. Government
 securities               $ 85,064      $1,238       $(100)     $ 86,202   $401,168      $  831      $  (774)    $401,225
State and municipal
 securities                  3,889         162         (46)        4,005      4,280         192          (36)       4,436
Collateralized mortgage
 obligations                20,909         409           0        21,318    165,689         119       (2,911)     162,897
Mortgage-backed
 securities                  9,961         274           0        10,235     91,520         764         (311)      91,973
Equity securities(1)        26,621           0           0        26,621     72,403           0            0       72,403
Other(2)                    98,299           0          (1)       98,298     25,735         124           (1)      25,858
-------------------------------------------------------------------------------------------------------------------------
   Total investments
     available for sale   $244,743      $2,083       $(147)     $246,679   $760,795      $2,030      $(4,033)    $758,792
=========================================================================================================================

                                           DECEMBER 31,
                          ----------------------------------------------
                                               1999
                          ----------------------------------------------
                                        GROSS        GROSS
                          AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                            COST        GAINS        LOSSES      VALUE
========================================================================
U.S. Treasury and other
 U.S. Government
 securities               $145,112        $0        $ (4,668)   $140,444
State and municipal
 securities                  3,473         0             (85)      3,388
Collateralized mortgage
 obligations               456,288         0          (8,220)    448,068
Mortgage-backed
 securities                 98,190         0          (3,634)     94,556
Equity securities(1)        60,892         0               0      60,892
Other(2)                     1,531         2               0       1,533
-------------------------------------------------------------------------
   Total investments
     available for sale   $765,486        $2        $(16,607)   $748,881
=========================================================================

(1) Includes venture capital investments of $18.6 million at December 31, 2001, $45.3 million at December 31, 2000 and $36.4 million at December 31, 1999. The amount shown as amortized cost represents fair value for these investments. See Note 1.

(2) Other investments at December 31, 2001 include a $97.0 million investment in the Merrill Lynch Premier Institutional Money Market Fund. Other investments also include $1.2 million of short-term investments held in a custodial account in connection with Advanta National Bank's February 2001 agreement with the Office of the Comptroller of the Currency.

     Maturities of investments available for sale at December 31, 2001 were as follows:

                                                              AMORTIZED     MARKET
                                                                COST        VALUE
-----------------------------------------------------------------------------------
Due in 1 year                                                 $ 33,748     $ 34,343
Due after 1 but within 5 years                                  19,841       20,506
Due after 5 but within 10 years                                 34,465       34,481
Due after 10 years                                                 899          877
-----------------------------------------------------------------------------------
          Subtotal                                              88,953       90,207
Collateralized mortgage obligations                             20,909       21,318
Mortgage-backed securities                                       9,961       10,235
Equity securities                                               26,621       26,621
Other                                                           98,299       98,298
-----------------------------------------------------------------------------------
          Total investments available for sale                $244,743     $246,679
===================================================================================

     Net realized gains on the sale of investments are included in other revenues in the consolidated income statements. Realized gains and losses on sales of investments available for sale were as follows for the years ended December 31:

                                                                2001       2000       1999
--------------------------------------------------------------------------------------------
Gross realized gains                                          $  3,456    $11,728    $30,697
Gross realized losses                                          (10,100)    (2,564)       (64)
--------------------------------------------------------------------------------------------
  Net realized gains (losses)                                 $ (6,644)   $ 9,164    $30,633
============================================================================================

     Investment securities deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers were $6.2 million at December 31, 2001 and $6.5 million at December 31, 2000. The carrying value of securities pledged to secure repurchase agreements was $32.4 million at December 31, 2001 and $0 at December 31, 2000. The carrying amount of other pledged securities was $0 at December 31, 2001 and $2.7 million at December 31, 2000.

NOTE 4.  RECEIVABLES

Receivables on the balance sheet, including those held for sale, consisted of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2001        2000
----------------------------------------------------------------------------------
Business credit card receivables                              $416,265    $335,087
Other receivables                                               28,189      24,203
----------------------------------------------------------------------------------
          Gross receivables                                    444,454     359,290
----------------------------------------------------------------------------------
Add: Deferred origination costs, net of deferred fees           20,924      14,368
Less: Allowance for credit losses
  Business credit cards                                        (41,169)    (33,165)
  Other receivables                                               (802)       (202)
----------------------------------------------------------------------------------
          Total allowance                                      (41,971)    (33,367)
----------------------------------------------------------------------------------
Receivables, net                                              $423,407    $340,291
==================================================================================

     Gross managed receivables (owned receivables and securitized receivables) and managed credit quality data were as follows:

                                                                    DECEMBER 31,
--------------------------------------------------------------------------------------
                                                                 2001          2000
--------------------------------------------------------------------------------------
Owned business credit card receivables                        $  416,265    $  335,087
Owned other receivables                                           28,189        24,203
Securitized business credit card receivables                   1,626,709     1,324,137
--------------------------------------------------------------------------------------
          Total managed receivables                            2,071,163     1,683,427
--------------------------------------------------------------------------------------
Nonperforming assets -- managed                                   81,666        45,160
Receivables 30 days or more delinquent -- managed                137,517        83,798
Net charge-offs for the year ended December 31 -- managed        143,593        64,638
======================================================================================

     The geographic concentration of managed receivables was as follows:

                                                                     DECEMBER 31,
----------------------------------------------------------------------------------------------
                                                              2001                 2000
----------------------------------------------------------------------------------------------
California                                              $  269,860     13%   $  215,537     13%
Florida                                                    157,555      8       130,250      8
Texas                                                      147,268      7       115,823      7
New York                                                   131,602      6       108,266      6
Illinois                                                    91,910      4        74,542      4
All other                                                1,272,968     62     1,039,009     62
----------------------------------------------------------------------------------------------
          Total managed receivables                     $2,071,163    100%   $1,683,427    100%
==============================================================================================

     In the normal course of business, we make commitments to extend credit to our business credit card customers. Commitments to extend credit are agreements to lend to a customer subject to certain conditions established in the contract. We do not require collateral to support business credit card commitments. We had commitments to extend credit for which there was potential credit risk of $6.6 billion at December 31, 2001 and $5.9 billion at December 31, 2000. We believe that our customers' utilization of these lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date. Of these total commitments, $4.6 billion were unused at December 31, 2001 and $4.2 billion were unused at December 31, 2000.

NOTE 5.  ALLOWANCE FOR CREDIT LOSSES

The following table displays five years of allowance history:

                                                     YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------
                                      2001        2000        1999        1998         1997
----------------------------------------------------------------------------------------------
Balance at January 1                $ 33,367    $ 14,865    $ 10,650    $ 129,053    $  78,801
Provision for credit losses           35,976      36,309      22,506       38,329      199,509
Allowance on receivables sold or
  transferred                              0           0      (5,791)    (118,420)      (6,039)
Gross charge-offs:
     Business credit cards           (30,540)    (20,174)    (11,341)     (11,126)      (6,403)
     Other receivables                    (3)         (2)     (2,404)           0           (4)
     Consumer credit cards                 0           0           0      (30,999)    (155,528)
----------------------------------------------------------------------------------------------
          Total gross charge-offs    (30,543)    (20,176)    (13,745)     (42,125)    (161,935)
Recoveries:
     Business credit cards             3,171       2,369       1,238        1,093          205
     Other receivables                     0           0           7            1            1
     Consumer credit cards                 0           0           0        2,719       18,511
----------------------------------------------------------------------------------------------
          Total recoveries             3,171       2,369       1,245        3,813       18,717
----------------------------------------------------------------------------------------------
Net charge-offs                      (27,372)    (17,807)    (12,500)     (38,312)    (143,218)
Balance at December 31              $ 41,971    $ 33,367    $ 14,865    $  10,650    $ 129,053
==============================================================================================

     As of September 30, 2000, we modified our estimate of the allowance for credit losses on business credit card receivables. The revised estimate for the overall portfolio was developed based on discussions with our banking regulators, changes in the economic environment and the use of more conservative loss estimates for certain segments of the loan portfolio. Those segments included accounts with lower credit scores, accounts held by businesses in operation less than twelve months, and accounts in which cash borrowings comprise a significant portion of the outstanding balance. As a result of these changes in estimate, we increased our allowance for credit losses by approximately $8 million, which decreased net income from continuing operations in the year ended December 31, 2000 by approximately $8 million or $0.32 per diluted combined share.

NOTE 6.  SECURITIZATION ACTIVITIES

The following represents business credit card securitization data for the years ended December 31, 2001 and 2000, and the key assumptions used in measuring the fair value of retained interests at the time of each new securitization or replenishment during those periods.

                                                                  2001             2000
--------------------------------------------------------------------------------------------
Securitization income                                             $ 113,478       $   70,797
Interchange income                                                   61,722           39,684
Servicing revenues                                                   29,221           17,310
Proceeds from new securitizations                                   272,549          512,619
Proceeds from collections reinvested in revolving-period
  securitizations                                                 3,283,737        2,011,733
Cash flows received on retained interests                           175,445           91,517
KEY ASSUMPTIONS:
  Discount rate                                                        12.0%            12.0%
  Monthly payment rate                                         17.9% - 18.8%    18.8% - 19.7%
  Loss rate                                                     7.8% - 10.4%     7.2% -  7.8%
  Finance charge yield, net of interest paid to note holders   12.1% - 15.8%    10.4% - 10.8%
--------------------------------------------------------------------------------------------

     There were no purchases of delinquent accounts during 2001 or 2000.

     The following assumptions were used in measuring the fair value of retained interests in business credit card securitizations at December 31, 2001 and 2000. The assumptions listed represent weighted averages of assumptions used for each securitization.

                                                              2001    2000
--------------------------------------------------------------------------
Discount rate                                                 12.0%   12.0%
Monthly payment rate                                          18.2    19.0
Loss rate                                                     10.4     7.8
Finance charge yield, net of interest paid to note holders    15.8    10.8
==========================================================================

     In addition to the assumptions identified above, management also considered qualitative factors such as the impact of the current economic environment on the performance of the business credit card receivables sold and the potential volatility of the current market for similar instruments in assessing the fair value of retained interests in business credit card securitizations.

     We have prepared sensitivity analyses of the valuations of retained interests in securitizations. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. The following are the results of those sensitivity analyses on the valuation at December 31, 2001.

Fair value at December 31, 2001                               $ 88,658
Effect on fair value of the following hypothetical changes
  in key assumptions:
  Discount rate increased by 2%                                   (741)
  Discount rate increased by 4%                                 (1,474)
  Monthly payment rate at 110% of base assumption                    0
  Monthly payment rate at 125% of base assumption               (1,635)
  Loss rate at 110% of base assumption                          (4,031)
  Loss rate at 125% of base assumption                         (10,040)
  Finance charge yield, net of interest paid to note
     holders, decreased by 1%                                   (3,888)
  Finance charge yield, net of interest paid to note
     holders, decreased by 2%                                   (7,764)

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

NOTE 7.  SELECTED BALANCE SHEET INFORMATION

Other assets consisted of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2001        2000
----------------------------------------------------------------------------------
Current and deferred federal and state income taxes, net      $ 94,922    $ 87,794
Amounts due from transfer of consumer credit card business      70,545      70,545
Cash surrender value of insurance contracts                     26,065      20,432
Investment in Fleet Credit Card LLC                             20,000      20,000
Other                                                           53,157      57,887
----------------------------------------------------------------------------------
          Total other assets                                  $264,689    $256,658
==================================================================================

Other liabilities consisted of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2001        2000
----------------------------------------------------------------------------------
Accounts payable and accrued expenses                         $ 43,554    $ 70,041
Business credit card rewards                                    10,389       3,463
Accrued interest payable                                         9,095      31,048
Other                                                          114,529      91,569
----------------------------------------------------------------------------------
          Total other liabilities                             $177,567    $196,121
==================================================================================

NOTE 8.  DEPOSITS

Deposit accounts consist of the following:

                                                                   DECEMBER 31,
------------------------------------------------------------------------------------
                                                                2001         2000
------------------------------------------------------------------------------------
Demand deposits                                               $  6,500    $    4,545
Money market savings                                             3,510        64,023
Time deposits of $100,000 or less                              389,888       916,921
Time deposits of more than $100,000                            237,017       361,487
------------------------------------------------------------------------------------
          Total deposits                                      $636,915    $1,346,976
====================================================================================

     Time deposit maturities are as follows:

Year Ended December 31,
2002                                                          $419,907
2003                                                           146,257
2004                                                            58,357
2005                                                             2,384

     In the second quarter of 2001, we sold $389.7 million of deposit liabilities to E*TRADE Bank, a wholly owned subsidiary of E*TRADE Group, Inc.

NOTE 9.  DEBT

The composition of debt was as follows:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2001        2000
----------------------------------------------------------------------------------
SENIOR DEBT
RediReserve demand certificates, variable (3.00%-4.25%)       $ 28,312    $ 50,190
12 month senior notes, fixed (4.64%-11.33%)                    125,450     152,553
18 month senior notes, fixed (5.59%-11.38%)                     12,097       9,229
24 month senior notes, fixed (6.06%-11.42%)                     77,228      86,109
30 month senior notes, fixed (6.16%-11.47%)                     15,334      14,684
48 month senior notes, fixed (7.00%-11.51%)                      9,670       8,384
60 month senior notes, fixed (6.53%-11.56%)                     36,258      34,849
Value notes, fixed                                                   0       3,271
Medium-term notes, fixed (6.92%-6.98%)                             199     313,100
Medium-term notes, floating                                          0      30,500
Medium-term bank notes, fixed                                        0       3,404
Other senior notes, fixed (3.92%-11.33%)                        18,453      48,197
----------------------------------------------------------------------------------
          Total senior debt                                    323,001     754,470
Subordinated notes, fixed (9.08%-9.54%)                            581         714
----------------------------------------------------------------------------------
          Total debt                                          $323,582    $755,184
==================================================================================

     We priced our floating rate medium-term notes based on a spread over LIBOR. At December 31, 2000, the rates on these notes varied from 7.19% to 7.30%; however, we used derivative financial instruments to effectively convert certain fixed rate medium-term notes to a LIBOR-based variable rate. See Note 25. We used part of the proceeds from the Mortgage Transaction in the first quarter of 2001 to pay off substantially all of our outstanding medium-term notes and to reduce our outstanding senior notes in 2001.

     The annual contractual maturities of debt at December 31, 2001 for the years ending December 31 are as follows: $251.2 million in 2002; $42.0 million in 2003; $14.5 million in 2004; $10.8 million in 2005; and $5.1 million in 2006.
The average interest cost of our debt was 9.47% during 2001, 8.17% during 2000 and 6.53% during 1999.

NOTE 10.  OTHER BORROWINGS

The composition of other borrowings was as follows:

                                                                DECEMBER 31,
-------------------------------------------------------------------------------
                                                               2001       2000
-------------------------------------------------------------------------------
Securities sold under repurchase agreements                   $32,317    $    0
Other borrowings                                                    0     4,289
-------------------------------------------------------------------------------
          Total                                               $32,317    $4,289
===============================================================================

     At December 31, 2001 we had a $280.3 million committed commercial paper conduit facility. We pay a facility fee on the unused portion of the commitment at an annual rate of 15 basis points. This facility provides for off-balance sheet funding. At December 31, 2001, there were $120 million of business credit card receivables securitized through this facility. The commitment can be withdrawn under certain conditions, including a failure to make payments under the terms of the agreement and the failure to maintain a three-month average excess spread percentage on the securitized receivables at a level greater than 0%. Excess spread represents income-related cash flows on securitized receivables (finance charges, interchange and fees) net of note holders' interest, servicing fees, and credit losses. The agreement also requires the servicer of the receivables, Advanta Bank Corp., to be well-capitalized. Upon the expiration of this facility in June 2002, management expects to obtain the appropriate level of replacement funding under similar terms and conditions. At December 31, 2000, we had $130.3 million of business credit card receivables securitized through this facility.

     The following table displays information related to selected types of short-term borrowings:

                                                 2001              2000              1999
-----------------------------------------------------------------------------------------------
                                             AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE
-----------------------------------------------------------------------------------------------
At year end:
  Securities sold under repurchase
     agreements                             $ 32,317   2.09%  $      0      0%  $104,191   5.78%
  FHLB advances                                    0      0          0      0    220,000   5.53
===============================================================================================
Average for the year:
  Securities sold under repurchase
     agreements                             $ 16,705   5.74%  $ 36,960   6.14%  $ 24,647   5.39%
  Term fed funds, fed funds purchased and
     FHLB advances                                 0      0     62,435   6.14     11,432   5.57
-----------------------------------------------------------------------------------------------
  Total                                     $ 16,705   5.74%  $ 99,395   6.14%  $ 36,079   5.43%
===============================================================================================
Maximum month-end balance:
  Securities sold under repurchase
     agreements                             $148,545          $149,628          $104,191
  Term fed funds, fed funds purchased and
     FHLB advances                                 0           210,000           220,000
===============================================================================================

     The weighted average interest rates were calculated by dividing the interest expense for the period by the average amount of short-term borrowings outstanding during the period, calculated as an average of daily amounts.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which we deny, center around Fleet's assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card LLC in connection with the transfer of our consumer credit card business in 1998 (the "Consumer Credit Card Transaction"). Fleet seeks damages of approximately $141 million. We filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that we contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities we have already assumed. We also filed a countercomplaint against Fleet for approximately $101 million in damages we believe have been caused by certain actions of Fleet following the closing of the Consumer Credit Card Transaction. In October 2001, the court issued a ruling on summary judgment in favor of Fleet on certain legal issues and positions advocated by Fleet and against others that Fleet advocated. As a result, for purposes of trial only, the parties stipulated to a number of issues relating to the court's orders including certain amounts that would be owed by each party to the other, while preserving their rights to appeal. Many issues remained to be determined at trial, including the financial impact of all issues in dispute. The trial took place in November and December 2001. The court ordered a post-trial briefing schedule, which has the parties submitting briefs through March 2002, with oral argument scheduled for April 2002. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an escrow account in February 2001. Taking into account amounts that Fleet owes to us and the amount escrowed, including interest, we have funded our estimated maximum net exposure to Fleet in the litigation. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results given the amount escrowed, our reserves and amounts that Fleet owes us.

     On December 5, 2000, a former executive of Advanta obtained a jury verdict against Advanta in the amount of $3.9 million in the United States District Court for the Eastern District of Pennsylvania, in connection with various claims against Advanta related to the executive's termination of employment. In September 2001, the District Court Judge issued orders denying both parties' post-trial motions. A judgment in the amount of approximately $6 million, which includes the $3.9 million described above, was entered against Advanta. In September 2001, Advanta filed an appeal to the United States Court of Appeals for the Third Circuit. Advanta has posted a supersedeas bond in the amount of $8 million and has filed its principal brief in the Court of Appeals. The plaintiff filed a cross-appeal from the order adverse to him. Advanta is vigorously pursuing its appeal. The District Court Judge has not yet ruled on the executive's petition for attorney's fees and costs in the amount of approximately $1.2 million, which Advanta has contested. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

     On December 21, 2000, Banc One Financial Services, Inc. and Bank One, N.A (together "Banc One") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, that alleges, among other things, that Advanta breached two mortgage loan servicing agreements by wrongfully withholding as termination fees an amount in excess of $23 million, from amounts that we had collected under the loan servicing agreements. An answer to Banc One's second amended complaint was filed in July 2001 denying liability, raising affirmative defenses and asserting a counterclaim. Various motions were filed, including Advanta's motion for partial summary judgment under one of the two loan servicing agreements, Banc One's motion for summary judgment on liability under both loan servicing agreements, and Banc One's motions to strike Advanta's counterclaim and ninth affirmative defense (both alleging breach of the implied covenant of good faith and fair dealing). In January 2002, the court entered an opinion and order on the pending motions, which granted in part and denied in part both parties' motions for summary judgment. The court treated Banc One's motions to strike as motions for summary judgment, and although not entirely clear on this point, apparently granted them in part and denied them in part. Banc One's motions to strike were denied as moot. The court's ruling is essentially an interlocutory ruling in favor of Advanta under one of the two agreements and in favor of Banc One under the other of the two agreements. Advanta's counterclaim survives in part. The court's order does not constitute a final judgment and no assessment of damages either on Advanta's counterclaim or Banc One's claim has occurred. Further proceedings in the trial court on the matter of damages on both the surviving portion of Advanta's counterclaim and Banc One's surviving claim are to ensue. The amount of damages which Banc One might ultimately be entitled to recover from Advanta remains undetermined and dependent upon a number of factors, including the resolution of various legal issues which remain to be resolved and the amount of any damages Advanta might be entitled to recover against Banc One, which likewise remains undetermined. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

     On July 26, 2001, Chase Manhattan Mortgage Corporation ("Chase") filed a complaint against Advanta and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that Advanta breached its contract with Chase in connection with the Mortgage Transaction. Chase claims that Advanta misled Chase concerning the value of certain of the assets sold to Chase. In September 2001, Advanta filed an answer to the complaint in which Advanta denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to Advanta in connection with the transaction. The matter is in discovery and trial is scheduled for April 2003. We believe that the lawsuit is without merit and will vigorously defend Advanta. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact to Advanta or the named subsidiaries.

     In addition to the cases described above, Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to the Mortgage Transaction in the first quarter of 2001. Management believes that the aggregate liabilities, if any, resulting from all litigation, claims and other legal proceedings will not have a material adverse effect on the consolidated financial position or results of our operations based on the level of litigation reserves we have established and our expectations regarding the ultimate resolutions of these actions. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates.

     We lease office space in several states under leases accounted for as operating leases. Total rent expense related to continuing operations was $5.2 million in 2001, $5.6 million in 2000 and $5.3 million in 1999. The future minimum lease payments of non-cancelable operating leases related to continuing operations are as follows:

Year Ended December 31,
2002                                                          $5,119
2003                                                           4,483
2004                                                           3,778
2005                                                           2,970
2006                                                             462
Thereafter                                                       197

     In the normal course of business, we make commitments to extend credit to our business credit card customers. See Note 4 for further discussion.

NOTE 12.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

In December 1996, a newly formed statutory business trust established and wholly-owned by Advanta Corp., issued $100 million of capital securities, representing preferred beneficial interests in the assets of the trust. We used the proceeds from the sale for general corporate purposes. The assets of the trust consist of $100 million of 8.99% junior subordinated debentures issued by Advanta Corp. due December 17, 2026. The capital securities will be subject to mandatory redemption under certain circumstances. These circumstances include the optional prepayment by Advanta Corp. of the junior subordinated debentures at any time on or after December 17, 2006 at an amount per capital security equal to 104.495% of the principal amount plus accrued and unpaid distributions. This amount declines ratably on each December 17 thereafter to 100% on December 17, 2016. Our obligations, in the aggregate, provide a full and unconditional guarantee of payments of distributions and other amounts due on the capital securities. Dividends on the capital securities are cumulative, payable semi-annually in arrears at an annual rate of 8.99%, and are deferrable at our option for up to ten consecutive semi-annual periods. We cannot pay dividends on our preferred or common stocks during deferments. Dividends on the capital securities have been classified as minority interest in income of consolidated subsidiary in the consolidated income statements. The trust has no operations or assets separate from its investment in the junior subordinated debentures. Separate financial statements of the trust are not presented because management has determined that they would not be meaningful to investors.

NOTE 13.  CAPITAL STOCK

Class A Preferred Stock is entitled to 1/2 vote per share and a non-cumulative dividend of $140 per share per year, which must be paid prior to any dividend on the common stock. The redemption price of the Class A Preferred Stock is equivalent to its par value.

     On September 15, 1999, all of the 1.4 million outstanding depositary shares, each representing one one-hundredth interest in a share of Stock Appreciation Income Linked Securities, mandatorily converted into 1.4 million shares of Class B Common Stock. The Stock Appreciation Income Linked Securities constituted a series of our Class B Preferred Stock, designated as 6 3/4% Convertible Class B Preferred Stock, Series 1995.

     In 2000, we retired 405,000 shares of Class A Treasury stock and 445,600 shares of Class B Treasury stock.

     In 2001, the Board of Directors authorized the purchase of up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our capital securities or some combination thereof. As of December 31, 2001, we have repurchased 693,300 shares of our Class B Common Stock.

     Cash dividends per share of common stock declared during the years ended December 31, 2001, 2000 and 1999 were $0.252 for Class A Common Stock and $0.302 for Class B Common Stock.

NOTE 14.  BENEFIT PLANS

We have adopted a stock-based incentive plan designed to provide incentives to participating employees to remain in our employ and devote themselves to Advanta's success. Our incentive plan authorizes an aggregate of 20.0 million shares of Advanta Corp. Class B Common Stock for the grant of options, awards of shares of stock or awards of stock appreciation rights to employees and directors. Shares available for future grant were 11.9 million at December 31, 2001 and 11.6 million at December 31, 2000.

RESTRICTED STOCK AWARDS

Under our management incentive programs, eligible employees were given the opportunity to elect to take portions of their anticipated or target bonus payments for future years in the form of restricted shares of Advanta Corp. Common Stock (with each program covering three performance years). To the extent that these elections were made, or were required by the terms of the programs for executive officers, restricted shares were issued to employees. The number of shares granted to employees is determined by dividing the amount of future target bonus payments that the employee had elected to receive in stock by the market price as determined under the incentive program. The restricted shares are subject to forfeiture prior to vesting should the employee terminate employment with us. Restricted shares vest 10 years from the date of grant. Vesting was and may continue to be accelerated annually with respect to the shares granted under the program covering the particular performance year, based on the extent to which the employee and Advanta met or meet their respective performance goals for that performance year. When newly eligible employees elect to participate in this program, the number of shares issued to them with respect to their target bonus payments for the relevant performance years is determined based on the average market price of the stock for the 90 days prior to the first day of the month in which they are eligible to join the program. Compensation expense on restricted shares is recognized over the vesting period of the shares. Compensation expense recognized in connection with restricted shares was $3.3 million in 2001, $5.3 million in 2000 and $3.8 million in 1999.

     Due to the restructuring of the company in the first quarter of 2001, we implemented a program whereby certain restricted stock was exchanged for cash and stock options in a tender offer. The cash and stock options are subject to the same performance conditions and vesting requirements as the tendered restricted stock. The stock options expire two years after the vesting date. There were 117 thousand shares of restricted stock tendered with a weighted average price at date of issuance of $21.11, and 232 thousand options were issued in connection with the tender offer with an exercise price of $10.63. Noncash charges associated with the tender offer and related issuance of stock options were $1.4 million and were included in unusual charges in the consolidated income statements.

     The following table summarizes restricted shares outstanding and shares issued. Substantially all restricted shares outstanding and issued during the three years ended December 31, 2001 were Class B Common Stock.

                                   2001                           2000                           1999
(SHARES IN THOUSANDS)  ----------------------------   ----------------------------   ----------------------------
                                   WEIGHTED AVERAGE               WEIGHTED AVERAGE               WEIGHTED AVERAGE
                       NUMBER OF   PRICE AT DATE OF   NUMBER OF   PRICE AT DATE OF   NUMBER OF   PRICE AT DATE OF
                        SHARES         ISSUANCE        SHARES         ISSUANCE        SHARES         ISSUANCE
-----------------------------------------------------------------------------------------------------------------
Restricted shares
  outstanding at
  December 31              187            $9              984           $17            1,750           $15
Restricted shares
  issued in the year
  ended December 31         82            $9              201           $13            1,002           $11
=================================================================================================================

STOCK OPTIONS

Stock option transactions for the years ended December 31 were as follows:

                                   2001                           2000                           1999
(SHARES IN THOUSANDS)  ----------------------------   ----------------------------   ----------------------------
                       NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
                        OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------
Outstanding at
  beginning of year      3,049           $13            2,728           $15             2,988          $22
Granted                  1,770            11            1,128             9             1,358           10
Exercised                 (424)            8              (20)            8                (8)           2
Terminated              (1,498)           16             (787)           14            (1,610)          23
-----------------------------------------------------------------------------------------------------------------
Outstanding at end of
  year                   2,897           $11            3,049           $13             2,728          $15
-----------------------------------------------------------------------------------------------------------------
Options exercisable
  at year-end              787                          1,156                             722
-----------------------------------------------------------------------------------------------------------------
Weighted average fair
  value of options
  granted during the
  year                  $ 4.93                         $ 3.77                         $  4.23
=================================================================================================================

     The following table summarizes information about stock options outstanding at December 31, 2001.

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
(SHARES IN THOUSANDS)
                    NUMBER      WEIGHTED AVERAGE                        NUMBER
    RANGE OF      OUTSTANDING      REMAINING       WEIGHTED AVERAGE   EXERCISABLE   WEIGHTED AVERAGE
EXERCISE PRICES   AT 12/31/01   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/01    EXERCISE PRICE
----------------------------------------------------------------------------------------------------
$ 1.00 to $ 5.00       261         8.8 years             $ 5               128            $ 5
$ 5.01 to $10.00     1,003         7.0                     8               202              8
$10.01 to $15.00     1,335         7.8                    13               185             13
$15.01 to $20.00       149         6.4                    19               123             19
$20.01 to $40.00       149         4.4                    23               149             23
----------------------------------------------------------------------------------------------------
     Total           2,897         7.4                   $11               787            $13
====================================================================================================

     Options generally vest over a four-year period and expire 10 years after the date of grant. Substantially all options outstanding and issued during the three years ended December 31, 2001 were options to purchase Class B Common Stock.

     In 2001, we accelerated vesting of 32% of outstanding options that were not vested at the date of the closing of the Mortgage Transaction. This acceleration resulted in a noncash charge of $1.3 million that was included in unusual charges in the consolidated income statements. We also extended the exercise period for options held by employees in the discontinued businesses for an additional six months following the date of the Mortgage Transaction, February 28, 2001. This extension resulted in a noncash charge of $650 thousand that was included in the loss on discontinuance of mortgage and leasing businesses in the consolidated income statements.

     Due to the restructuring of the company in the first quarter of 2001, we implemented a program whereby certain out-of-the-money options were exchanged for shares of stock. There were 510 thousand options terminated in connection with this program with a weighted average exercise price of $19.42. Noncash charges associated with the issuance of the stock were $2.2 million and were included in unusual charges in the consolidated income statements. Shares granted in exchange for options were immediately vested but their distribution is deferred. Participants will receive distributions of 25% of their shares on the first, second, third and fourth anniversary of the program or they may elect to defer distributions of any installment of shares until the second through tenth anniversary of the program. If a participant terminates employment with Advanta, any unpaid installments will be distributed on the tenth anniversary of the program.

     We account for our stock option plans following Accounting Principles Board Opinion No. 25, under which no compensation expense has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, our net income (loss) and net income (loss) per common share would have changed to the following pro forma amounts:

                                                               2001        2000        1999
---------------------------------------------------------------------------------------------
Net income (loss)
  As reported                                                $(70,533)   $(156,684)   $49,818
  Pro forma                                                   (74,868)    (163,228)    41,891
---------------------------------------------------------------------------------------------
Basic net income (loss) per common share
  As reported
     Class A                                                 $  (2.79)   $   (6.28)   $  1.95
     Class B                                                    (2.73)       (6.21)      2.02
     Combined                                                   (2.75)       (6.24)      1.99
  Pro forma
     Class A                                                 $  (2.96)   $   (6.54)   $  1.62
     Class B                                                    (2.90)       (6.47)      1.68
     Combined                                                   (2.92)       (6.50)      1.66
---------------------------------------------------------------------------------------------
Diluted net income (loss) per common share
  As reported
     Class A                                                 $  (2.79)   $   (6.23)   $  1.94
     Class B                                                    (2.73)       (6.16)      2.00
     Combined                                                   (2.75)       (6.19)      1.98
  Pro forma
     Class A                                                 $  (2.96)   $   (6.49)   $  1.61
     Class B                                                    (2.90)       (6.42)      1.67
     Combined                                                   (2.92)       (6.44)      1.65
=============================================================================================

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

                                  2001    2000    1999
                                  --------------------
Dividend yield                      3%      4%      3%
Expected life (in years)            7       7       7
Expected volatility                56%     50%     49%
Risk-free interest rate           4.6%    5.9%    5.4%

STOCK APPRECIATION RIGHTS AND PHANTOM STOCK

In connection with reviewing our compensation plans after the Mortgage Transaction and restructuring of corporate functions, we implemented a program whereby all outstanding stock appreciation rights and shares of phantom stock were terminated in exchange for cash to be paid through a deferred compensation arrangement. We recorded charges of $2.9 million associated with this exchange as unusual charges in the consolidated income statements. Participants will receive distributions of 25% of their cash on the first, second, third and fourth anniversary of the program or they may elect to defer payment of any installment of cash until the second through tenth anniversary of the program. If a participant terminates employment with Advanta, any unpaid installments will be distributed on the tenth anniversary of the program.

     In 2000 and 1999, we issued stock appreciation rights to certain directors in exchange for or in lieu of stock options. In 2001, all outstanding stock appreciation rights were terminated in exchange for cash to be paid through a deferred compensation arrangement as discussed above. The following table summarized stock appreciation rights outstanding at December 31, 2000:

(RIGHTS IN THOUSANDS)
                 RIGHTS OUTSTANDING
 STRIKE PRICE       AT 12/31/00
-----------------------------------
$ 4.75                    1
$ 8.50                  100
$10.75                   27
$12.33                  163
$14.50                  100
$19.00 - $22.13         234
-----------------------------------
Total                   625
===================================

Compensation expense (benefit) related to stock appreciation rights was ($512) thousand in 2000 and $502 thousand in 1999. There was no compensation expense (benefit) related to stock appreciation rights in 2001 prior to the exchange.

     In 1999, 27,413 shares of phantom stock were granted at a price of $10.625 to an officer in lieu of restricted shares. There were no shares of phantom stock granted in 2001 or 2000. In 2001, all outstanding shares of phantom stock were terminated in exchange for cash to be paid through a deferred compensation arrangement as discussed above. There were 78,045 shares of phantom stock outstanding as of December 31, 2000. There was no compensation expense (benefit) related to the appreciation (depreciation) on shares of phantom stock in 2001 prior to the exchange. Compensation expense (benefit) related to the appreciation (depreciation) on shares of phantom stock was ($268) thousand in 2000 and $246 thousand in 1999.

EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan, which allows employees and directors to purchase Advanta Corp. Class B Common Stock at a 15% discount from the market price without paying brokerage fees. We report this 15% discount as compensation expense and incurred expense of $83 thousand in 2001, $163 thousand in 2000 and $162 thousand in 1999. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2001 were purchased on the open market.

EMPLOYEE SAVINGS PLAN

We have an Employee Savings Plan, which is a defined contribution plan that provides employees with tax-deferred savings and investment opportunities, including the ability to invest in Advanta Corp. Class B Common Stock. The plan provides for discretionary employer contributions equal to a portion of the first 5% of an employee's compensation contributed to the plan. For the three years ended December 31, 2001, 2000 and 1999, our contributions equaled 100% of the first 5% of participating employees' compensation contributed to the plan. The compensation expense for this plan totaled $1.3 million in 2001, $3.1 million in 2000 and $2.7 million in 1999. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2001 were purchased on the open market.

EMPLOYEE STOCK OWNERSHIP PLAN

On September 10, 1998, our Board of Directors authorized the formation of an Employee Stock Ownership Plan (the "ESOP"), covering all of our employees who have reached age 21 with one year of service. During 1998, the ESOP borrowed approximately $12.6 million from Advanta Corp. and used the proceeds to purchase approximately 1,000,000 shares of Class A Common Stock. The ESOP loan is repayable with an interest rate of 8% over 30 years. We make annual contributions to the ESOP equal to the ESOP's debt service less dividends received on ESOP shares. As the ESOP loan is repaid, shares are allocated to active employees, based on the proportion of debt service paid in the year. We account for the ESOP in accordance with AICPA Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Accordingly, unallocated shares are reported as unearned ESOP shares in the balance sheet. As shares of common stock acquired by the ESOP are committed to be released to each employee, we report compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are used to fund debt service of the ESOP. ESOP compensation expense was $431 thousand for the year ended December 31, 2001, $455 thousand for the year ended December 31, 2000 and $535 thousand for the year ended December 31, 1999. At December 31, 2001, there were 896,317 unearned and unallocated ESOP shares with a fair value of $8.9 million. At December 31, 2000, there were 931,945 unearned and unallocated ESOP shares with a fair value of $8.2 million.

DEFERRED CASH COMPENSATION PLAN

We offer an elective, nonqualified deferred compensation plan to eligible executives and non-employee directors, which allows them to defer a portion of their cash compensation on a pretax basis. The plan contains provisions related to minimum contribution levels and deferral periods with respect to any individual's participation. The plan participant makes irrevocable elections at the date of deferral as to deferral period and date of distribution. Distribution from the plan may be either at retirement or at an earlier date, and can be either in a lump sum or in installment payments. Interest is credited to the participant's account at the rate of 125% of the 10-year rolling average interest rate on 10-Year U.S. Treasury Notes. To assist in funding the deferred compensation liability, we have invested in life insurance contracts. Compensation expense related to this deferred cash compensation plan was $342 thousand in the year ended December 31, 2001, $447 thousand in the year ended December 31, 2000 and $563 thousand in the year ended December 31, 1999.

NOTE 15. REGULATORY AGREEMENTS

In June 2000, we announced that our banking subsidiaries, Advanta National Bank and Advanta Bank Corp., reached agreements with their respective bank regulatory agencies, primarily relating to the banks' subprime lending operations. The agreements outlined a series of steps to modify processes and formalize and document certain practices and procedures for the banks' subprime lending operations. The agreements also established temporary asset growth limits at Advanta National Bank and deposit growth limits at Advanta Bank Corp., imposed restrictions on taking brokered deposits at Advanta National Bank, and required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards. The agreements also required us to change our charge-off policy for delinquent mortgages to 180 days and to modify our accounting processes and estimate of our allowance for credit losses and valuation of residual assets.

     In July 2000, we announced that Advanta National Bank signed a second agreement with the Office of the Comptroller of the Currency (the "OCC") regarding the carrying value of Advanta National Bank's retained interests in mortgage securitizations and allowance for mortgage credit losses. For Advanta National Bank's June 30, 2000 Call Report, in accordance with the provisions of the agreement, we calculated the valuation of the retained interests based on an 18% discount rate on the interest-only strip and subordinated trust assets, a 15% discount rate on the contractual mortgage servicing rights, a prepayment rate that represents the average prepayment experience for the six months ended February 29, 2000 and cumulative loss rates as a percentage of original principal balance of 6% on closed end mortgage loans and 8% for HELOC (open end) mortgage loans. The agreement required that, based on these assumptions, the carrying value of Advanta National Bank's contractual mortgage servicing rights be reduced by $13 million and the carrying value of Advanta National Bank's subordinated trust assets and retained interest-only strip be reduced by a total amount of $201 million. The agreement further required that Advanta National Bank's allowance for credit losses be increased by $22 million. The agreement contained provisions regarding the use of similar discount rate and credit loss assumptions for the calculation of the carrying value of the residual assets in future periods. These valuation adjustments and provisions for credit losses are included in the results of Advanta Mortgage in discontinued operations. See Note 2 for discussion of discontinued operations.

     In 2001, in connection with the Mortgage Transaction, Advanta National Bank sought approval of the OCC for a return of capital to Advanta Corp, in the amount of $261 million. On February 28, 2001, the OCC approved the amount requested and, at the same time, Advanta National Bank entered into an agreement with the OCC regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction and the resolution of outstanding Advanta National Bank liabilities. The February 2001 agreement also reduces the existing capital requirements for Advanta National Bank and provides for prior OCC approval of any future dividends. Advanta Bank Corp. is unaffected by the agreement with the OCC.

     Management believes that Advanta Bank Corp. and Advanta National Bank were each in compliance with their respective regulatory agreements at December 31, 2001.

NOTE 16. CAPITAL RATIOS

Advanta Bank Corp. and Advanta National Bank are wholly owned subsidiaries of Advanta Corp. Advanta Bank Corp. and Advanta National Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the institutions' and our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the institutions must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The institutions' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

     As set forth in the table below, as of December 31, 2001 and 2000, Advanta Bank Corp. and Advanta National Bank had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of our agreement with the OCC, even though we have achieved the higher imposed capital ratios required by the agreement. Our regulatory agreement with the OCC announced in June 2000 required that Advanta National Bank maintain a ratio of 14% of Tier 1 capital to risk-weighted assets and a ratio of 17% of Tier 1 capital to adjusted total assets. On February 28, 2001, Advanta National Bank entered into an agreement with the OCC after the Mortgage Transaction that superceded the capital ratio requirements of the June 2000 agreement and lowered the capital requirements for Advanta National Bank to 12.7% for Tier 1 and Total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets as defined in the agreement.

     In the fourth quarter of 2001, the bank regulatory agencies issued an interagency policy statement that revised the regulatory capital treatment of recourse, direct credit substitutes, and residual interests in asset securitizations. This rule supercedes the former low-level recourse rules and requires that banks hold one dollar in total risk-based capital against every dollar of residual interest, with some exceptions. It further requires that credit enhancing interest-only strips in excess of 25% of Tier 1 capital be deducted from Tier 1 capital for purposes of calculating bank capital ratios. This rule has an effective date of January 1, 2002. Early adoption was permitted for transactions entered into prior to the effective date that result in a reduced capital requirement. Banks can delay until December 31, 2002, the application of the final rule to transactions entered into prior to January 1, 2002 that result in increased capital requirements. Advanta Bank Corp. elected to adopt the rule effective December 31, 2001 and it resulted in a reduced risk-based capital requirement. We do not anticipate the adoption of this rule will have an effect on the capital requirements of Advanta National Bank.

                                                                                           TO BE WELL-
                                                                                           CAPITALIZED
                                                                                          UNDER PROMPT
                                                                FOR CAPITAL                CORRECTIVE
                                           ACTUAL            ADEQUACY PURPOSES          ACTION PROVISIONS
------------------------------------------------------------------------------------------------------------
                                       AMOUNT    RATIO     AMOUNT       RATIO         AMOUNT       RATIO
------------------------------------------------------------------------------------------------------------
                                                                     PERCENTAGE                 PERCENTAGE
                                                                            IS                  IS GREATER
                                                                       GREATER                   THAN OR
                                                                       THAN OR                  EQUAL TO
                                                                      EQUAL TO
AS OF DECEMBER 31, 2001

Total Capital (to Risk Weighted
  Assets)

  Advanta Bank Corp.                  $160,520   18.80%   $ 92,870        8.0%       $105,420       10.0%

  Advanta National Bank                 50,593   23.34      17,341         8.0         21,676        10.0

Tier I Capital (to Risk Weighted
  Assets)

  Advanta Bank Corp.                  $145,633   17.06%   $ 59,233        4.0%       $ 73,132        6.0%

  Advanta National Bank                 49,791   22.97       8,670         4.0         13,006         6.0

Tier I Capital (to Average Assets)

  Advanta Bank Corp.                  $145,633   15.07%   $ 38,655        4.0%       $ 48,319        5.0%

  Advanta National Bank                 49,791   15.31      13,007         4.0         16,258         5.0

AS OF DECEMBER 31, 2000

Total Capital (to Risk Weighted
  Assets)

  Advanta Bank Corp.                  $216,237   14.60%   $138,232        8.0%       $161,854       10.0%

  Advanta National Bank                315,482   15.08     204,482         8.0        235,782        10.0

Tier I Capital (to Risk Weighted
  Assets)

  Advanta Bank Corp.                  $194,411   13.13%   $ 81,819        4.0%       $107,149        6.0%

  Advanta National Bank                296,947   14.19     131,947         4.0        165,147         6.0

Tier I Capital (to Average Assets)

  Advanta Bank Corp.                  $194,411   21.08%   $ 36,894        4.0%       $ 46,117        5.0%

  Advanta National Bank                296,947   20.52      57,878         4.0         72,347         5.0

NOTE 17.  DIVIDEND AND LOAN RESTRICTIONS

In the normal course of business, Advanta Corp. and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in dividend and loan restrictions.

     FDIC-insured banks are subject to certain provisions of the Federal Reserve Act which impose various legal limitations on the extent to which banks may finance or otherwise supply funds to certain of their affiliates. In particular, Advanta Bank Corp. and Advanta National Bank are subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with Advanta Corp. or its affiliates. Advanta Bank Corp. and Advanta National Bank are prevented by these restrictions from lending to Advanta Corp. and its affiliates unless these extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, secured extensions of credit are limited in amount: (a) as to Advanta Corp. or any affiliate, to 10 percent of each bank's capital and surplus, and (b) as to Advanta Corp. and all affiliates in the aggregate, to 20 percent of each bank's capital and surplus.

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

     Our regulatory agreements with the OCC and the FDIC prohibit the payment of cash dividends by Advanta National Bank or Advanta Bank Corp. without prior regulatory approval. In connection with the Mortgage Transaction in the first quarter of 2001, we sought and received regulatory approval for a return of capital of $261 million from Advanta National Bank. Advanta National Bank paid no dividends to Advanta Corp. during 2001, 2000 or 1999. In 2001, Advanta Bank Corp. transferred certain assets as a dividend to Advanta Corp. The fair value of the assets at time of the dividend was $91.4 million. There were no dividends from Advanta Bank Corp. to Advanta Corp. during 2000 and 1999.

     Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 2001, the insurance subsidiaries were in compliance with these rules and regulations. For the year ended December 31, 2001, Advanta Corp. received a return of capital from insurance subsidiaries of $57.5 million. Insurance subsidiaries paid dividends to Advanta Corp. of $6.1 million in 2001. Insurance subsidiaries paid dividends to Advanta Corp. of $1.2 million in 1999. There were no dividends paid to Advanta Corp. by insurance subsidiaries in 2000.

     Total stockholders' equity of our banking and insurance affiliates was $220 million at December 31, 2001 and $572 million at December 31, 2000. Of our total equity in these affiliates, $218 million was restricted at December 31, 2001 and $566 million was restricted at December 31, 2000. At January 1, 2002, $2.2 million of stockholders' equity of our insurance affiliates was available for payment of cash dividends in 2002 under applicable regulatory guidelines without prior regulatory approval.

     In addition to dividend restrictions at banking subsidiaries, certain non-bank subsidiaries are subject to minimum equity requirements as part of securitization or other agreements. The total minimum equity requirement of non-bank subsidiaries was $20 million at December 31, 2001. At December 31, 2001, the non-bank subsidiaries were in compliance with these minimum equity requirements.

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

     Advanta Business Cards offers business credit cards to small businesses using targeted direct mail, the Internet and telemarketing solicitation of potential cardholders. This product provides approved customers with access, through merchants, banks, checks and ATMs, to an instant unsecured revolving business credit line. Advanta Business Cards generates interest and other income through finance charges assessed on outstanding balances, interchange income, and cash advance and other credit card fees.

     Our venture capital segment makes venture capital investments through our affiliates. Our investment objective is to earn attractive returns by building the long-term values of the businesses in which we invest. Our investment affiliates combine transaction expertise, management skills and a broad contact base with strong industry-specific knowledge. We actively monitor the performance of our venture capital investments and employees and officers of our investment affiliates participate on the boards of directors of some investees.

                                                           ADVANTA
                                                           BUSINESS    VENTURE
                                                            CARDS      CAPITAL     OTHER(1)      TOTAL
---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
Interest income                                           $   76,841   $     37   $   40,973   $  117,851
Interest expense                                              33,504      1,545       47,421       82,470
Noninterest revenues (losses), net                           225,364    (28,852)      (7,552)     188,960
Unusual charges(2)                                                 0          0       41,750       41,750
Pretax income (loss) from continuing operations               63,515    (33,158)     (72,808)     (42,451)
Average managed receivables                                1,872,314          0       28,271    1,900,585
Total assets                                                 619,062     20,929      996,689    1,636,680
Capital expenditures                                           2,924          0        5,691        8,615
Depreciation                                                   2,227         10        7,191        9,428
---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
Interest income                                           $   78,424   $     60   $   57,616   $  136,100
Interest expense                                              31,385      1,541       53,582       86,508
Noninterest revenues (losses), net                           155,500      7,847       (6,266)     157,081
Pretax income (loss) from continuing operations               45,325      3,382      (37,515)      11,192
Average managed receivables                                1,372,717          0       23,067    1,395,784
Total assets                                                 462,317     45,677    2,335,478    2,843,472
Capital expenditures                                           3,949         23        9,522       13,494
Depreciation                                                   1,385         17       10,069       11,471
---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
Interest income                                           $   35,613   $    173   $   68,798   $  104,584
Interest expense                                              12,428      1,350       67,022       80,800
Noninterest revenues (losses), net                            84,252     29,505       (8,387)     105,370
Unusual charges(3)                                                 0          0       16,713       16,713
Pretax income (loss) from continuing operations               11,997     26,329      (52,777)     (14,451)
Average managed receivables                                  892,862          0       17,450      910,312
Total assets                                                 352,028     34,945    3,151,587    3,538,560
Capital expenditures                                           1,000          9        4,559        5,568
Depreciation                                                     923         35        6,836        7,794
=========================================================================================================

(1) Other includes insurance operations and assets, investment and other activities not attributable to reportable segments. It also includes net assets of discontinued operations, and corporate overhead previously allocated to the mortgage and leasing business units while they were operating segments. Corporate overhead allocations were removed from the results of the discontinued segments as a result of the restatement for discontinued operations. Total assets in the "Other" segment include net assets of discontinued operations.
(2) Unusual charges in 2001 represent severance, outplacement and other compensation costs associated with restructuring our corporate functions commensurate with the ongoing businesses as well as expenses associated with exited businesses and asset impairments.
(3) Unusual charges in 1999 represent charges associated with cost reduction initiatives in the first quarter and additional costs associated with products exited in the first quarter of 1998.

NOTE 19.  SELECTED INCOME STATEMENT INFORMATION

OTHER REVENUES                                                   YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------
                                                                2001       2000       1999
--------------------------------------------------------------------------------------------
Investment securities gains (losses), net(1)                  $(26,227)   $ 5,473    $30,132
Business credit card rewards                                    (8,979)    (3,162)      (834)
Loss on sale of deposits                                        (2,835)         0          0
Insurance revenues, net and other(2)                             3,581      4,995      7,279
--------------------------------------------------------------------------------------------
  Total other revenues, net                                   $(34,460)   $ 7,306    $36,577
============================================================================================

(1) Investment securities gains (losses), net include changes in the fair value and realized gains and losses on venture capital investments.

(2) Insurance revenues, net and other for the year ended December 31, 2001 includes operating results of insurance operations, the impact of the termination of our strategic alliance with Progressive Casualty Insurance Company to direct market auto insurance and $10 million of charges related to the write-off of insurance-related deferred acquisition costs that were unrealizable subsequent to the termination of the auto insurance strategic alliance.

OPERATING EXPENSES                                                YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                                2001        2000       1999
---------------------------------------------------------------------------------------------
Salaries and employee benefits                                $ 59,823    $ 42,499    $35,300
Amortization of business credit card deferred origination
  costs, net                                                    39,118      23,961      5,863
External processing                                             17,272      13,236      8,507
Professional/consulting fees                                    15,320      18,451     12,159
Marketing                                                       10,574      11,492      2,397
Equipment                                                        8,768       8,101      4,717
Occupancy                                                        5,941       5,852      6,710
Credit                                                           5,419       4,772      3,926
Insurance                                                        4,607       4,628      2,622
Postage                                                          3,304       2,947      1,846
Fraud loss                                                       2,568       1,965        833
Telephone                                                        2,404       1,811      1,322
Other                                                            5,068      10,577      9,304
---------------------------------------------------------------------------------------------
  Total operating expenses                                    $180,186    $150,292    $95,506
=============================================================================================

NOTE 20.  INCOME TAXES

Income tax (benefit) was as follows:

                                                                YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------
                                                                2001      2000      1999
------------------------------------------------------------------------------------------
Income tax expense (benefit) attributable to:
  Continuing operations                                       $(11,995)   $ 0     $(55,785)
  Discontinued operations                                       (3,812)     0        5,513
  Loss on discontinuance of mortgage and leasing businesses      7,392      0            0
------------------------------------------------------------------------------------------
          Total income tax (benefit)                          $ (8,415)   $ 0     $(50,272)
==========================================================================================

     Income tax (benefit) on income from continuing operations consisted of the following components:

                                                                 YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                               2001        2000        1999
---------------------------------------------------------------------------------------------
Current:
  Federal                                                    $      0    $  6,636    $ 15,500
  State                                                           300       4,753      (4,083)
---------------------------------------------------------------------------------------------
          Total current                                           300      11,389      11,417
---------------------------------------------------------------------------------------------
Deferred:
  Federal                                                     (12,923)     (6,994)    (69,509)
  State                                                           628      (4,395)      2,307
---------------------------------------------------------------------------------------------
          Total deferred                                      (12,295)    (11,389)    (67,202)
---------------------------------------------------------------------------------------------
          Total income tax (benefit)                         $(11,995)   $      0    $(55,785)
=============================================================================================

     The reconciliation of the statutory federal income tax to income tax (benefit) on income from continuing operations is as follows:

                                                                  YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                                2001       2000        1999
---------------------------------------------------------------------------------------------
Statutory federal income tax                                  $(14,858)   $ 3,917    $ (5,058)
State income taxes, net of federal income tax benefit              604        232      (1,090)
Nondeductible expenses                                           1,112        152         152
Insurance program income                                           499        242          98
Compensation limitation                                            350        140         175
Net operating losses                                                 0     (4,755)    (49,973)
Other                                                              298         72         (89)
---------------------------------------------------------------------------------------------
          Income tax (benefit)                                $(11,995)   $     0    $(55,785)
=============================================================================================

     Deferred taxes are provided to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and enacted tax laws. The net deferred tax asset is comprised of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2001        2000
----------------------------------------------------------------------------------
Deferred tax liabilities                                      $(72,902)   $(95,677)
Deferred tax assets                                            180,240     194,300
----------------------------------------------------------------------------------
          Net deferred tax asset                              $107,338    $ 98,623
==================================================================================

     A summary of deferred tax assets and liabilities follows:

                                                                   DECEMBER 31,
------------------------------------------------------------------------------------
                                                                2001         2000
------------------------------------------------------------------------------------
Deferred origination fees and costs                           $  (4,009)   $  (4,331)
Allowance for credit losses                                      16,940       21,280
Net operating loss carryforwards                                231,967      142,248
Securitization income                                           (23,482)      50,368
Deferred compensation                                             9,259        7,863
Noncash unusual charges                                           5,068        6,835
Other                                                            20,489       12,268
Valuation allowance                                            (148,894)    (137,908)
------------------------------------------------------------------------------------
          Net deferred tax asset                              $ 107,338    $  98,623
====================================================================================

     As a result of unusual charges, valuation adjustments on venture capital investments and the loss on the discontinuance of the leasing business in 2001, we reported a pretax loss for the year ended December 31, 2001. A valuation allowance has been provided against a portion of the resulting deferred tax asset given our pre-existing net operating loss carryforwards and the uncertainty of the realizability of the incremental deferred tax asset. In the year ended December 31, 2000, we also reported a pretax loss and a valuation allowance was provided against the resulting deferred tax asset, resulting in a 0% effective tax rate. In establishing the valuation allowance, management considered (1) estimates of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. Based on this analysis, management believes the net deferred tax asset will be realized. This analysis is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

     In 1999, in connection with the filing of the 1998 tax returns, additional book/tax differences related to the disposition of our consumer credit card business in 1998 were quantified. These book/tax differences, when combined with certain less significant recurring differences, resulted in net operating loss carryforwards of approximately $521 million at December 31, 1999. This amount is net of $96 million carried back to prior years, and includes $500 million that pertains to losses incurred on the consumer credit card portfolio after the date of the disposition of our consumer credit card business. A deferred tax asset of $50 million, net of valuation allowance, resulting from the net operating loss carryforwards was recorded as an income tax benefit in the fourth quarter of 1999.

     At December 31, 2001, remaining net operating loss carryforwards were $662 million, of which $407 million expire in 2018, $29 million expire in 2019, $15 million expire in 2020 and $211 million expire in 2021. We utilized net operating loss carryforwards of $85 million in 2000. Additionally in 2000, $29 million was carried back to prior years.

     The net deferred tax asset is presented net with current income taxes receivable (payable) for financial reporting purposes, and is included in other assets.

NOTE 21.  UNUSUAL CHARGES

Subsequent to the Mortgage Transaction and discontinuance of our leasing business in the first quarter of 2001, we implemented a plan to restructure our corporate functions to a size commensurate with our ongoing businesses and incurred certain other unusual charges related to employee costs. Also, in 1999, we implemented a plan to exit the auto finance business and to implement cost reduction initiatives throughout the organization including the consolidation of support functions. Costs associated with these restructuring activities and other employee costs are included in unusual charges in the consolidated income statements.

Accruals related to these costs are included in other liabilities in the consolidated balance sheets. The details of these costs are as follows:

                                           CHARGED TO   12/31/99   CHARGED TO   12/31/00             CHARGED TO   12/31/01
                                 ACCRUED    ACCRUAL     ACCRUAL     ACCRUAL     ACCRUAL    ACCRUED    ACCRUAL     ACCRUAL
                                 IN 1999    IN 1999     BALANCE     IN 2000     BALANCE    IN 2001    IN 2001     BALANCE
--------------------------------------------------------------------------------------------------------------------------
Employee costs                   $ 3,350    $ 2,528     $   822      $  822     $     0    $27,296    $24,768      $2,528
Expenses associated with exited
  businesses/products             13,363      7,481      20,648       7,601      13,047     11,895     24,313         629
Asset impairments                      0          0           0           0           0      2,559      2,559           0
--------------------------------------------------------------------------------------------------------------------------
         Total                   $16,713    $10,009     $21,470      $8,423     $13,047    $41,750    $51,640      $3,157
==========================================================================================================================

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

     Additionally, during 2001, we incurred $23.2 million of other employee costs. This amount includes approximately $10 million attributable to bonuses to certain key employees in recognition of their efforts on behalf of Advanta in the strategic alternatives process. It also includes approximately $4.5 million of bonuses in recognition of the restructuring of the company and other significant transitional efforts. These bonuses will be paid over a 12-month period. In the second quarter of 2001, we recorded a $1.0 million increase in employee costs related to a revision in estimate associated with these bonuses. In 2001, we accelerated vesting of 32% of outstanding options that were not vested at the date of the closing of the Mortgage Transaction. This acceleration resulted in a noncash charge of $1.3 million. In connection with reviewing our compensation plans after the Mortgage Transaction and restructuring of corporate functions, we implemented a program whereby all outstanding stock appreciation rights and shares of phantom stock were terminated in exchange for cash to be paid through a deferred compensation arrangement. We recorded charges of $2.9 million associated with this exchange. The charge reflects a $0.7 million reduction recorded in the three months ended September 30, 2001, as actual cash settlement costs were less than estimated. Due to the restructuring of the company, we implemented programs whereby certain out-of-the-money options were exchanged for shares of stock, and whereby certain shares of restricted stock were exchanged for cash and stock options in a tender offer, subject to certain performance conditions and vesting requirements. Noncash charges associated with the issuance of the stock, stock options and the tender offer totaled $3.6 million. This charge reflects a $1.4 million increase recorded in the three months ended September 30, 2001, as actual noncash charges associated with the tender offer were more than estimated.

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

EXPENSES ASSOCIATED WITH EXITED BUSINESSES/PRODUCTS

In the first quarter of 2001, we recorded charges of $2.2 million related to other products exited for which no future revenues or benefits would be received. In the third quarter of 2001, we were able to settle some of these commitments for less than originally estimated, and reduced the charge by $0.7 million. We expect to pay the remaining costs, which include lease and other commitments, in 2002.

     In the first quarter of 1999, we implemented a plan to cease the origination of auto loans and recorded a $3.4 million charge for costs associated with exited businesses/products. The charges included severance and outplacement costs for 22 employees in the auto origination group, and professional fees associated with exited businesses/products not directly associated with our mortgage, business credit card and leasing units. We completed the closing of the auto loan origination center and termination of related employees during the second quarter of 1999. We completed payment of the remaining professional fees during the first quarter of 2001.

     In 1998, in connection with the transfer of our consumer credit card business to Fleet Credit Card LLC, we made major organizational changes to reduce corporate expenses incurred in the past: (a) to support the business contributed to Fleet Credit Card LLC in the transfer of our consumer credit card business, and (b) associated with the business and products no longer being offered or not directly associated with our mortgage, business credit card and leasing units. As of December 31, 1998, the remaining accrual related to expenses associated with exited businesses/products was $14.8 million. We had contractual commitments to certain customers, and non-related financial institutions that were providing benefits to those customers, under a product that was no longer offered and for which no future revenues or benefits would be received. In 1998, we recorded a charge of $22.8 million associated with these commitments, and an $8.3 million charge associated with the write-off of assets associated with this program that became unrealizable when the product was exited. In 1999, an additional charge of $10.0 million was recorded based on a change in the estimate of total expected costs for the contractual commitments related to the exited product. Updated information regarding future benefits to be provided in connection with these contractual commitments indicated a higher level of benefits than originally estimated. A third party assumed the liabilities associated with these commitments in the first quarter of 2001, and we recorded an additional charge relating to the settlement of these commitments of $10.3 million.

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

NOTE 22.  CALCULATION OF EARNINGS PER SHARE

The following table shows the calculation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

                                                               2001        2000        1999
---------------------------------------------------------------------------------------------
Income (loss) from continuing operations                     $(30,456)   $  11,192    $41,334
  Less: Preferred A dividends                                    (141)        (141)      (141)
  Less: Preferred B dividends(2)                                    0            0     (2,661)
---------------------------------------------------------------------------------------------
Income (loss) from continuing operations available to
  common shareholders                                         (30,597)      11,051     38,532
Income (loss) from discontinued operations, net of tax         (8,438)    (163,578)     8,484
Loss, net, on discontinuance of mortgage and leasing
  businesses, net of tax                                      (31,639)      (4,298)         0
---------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders            (70,674)    (156,825)    47,016
  Less: Class A dividends declared                             (2,294)      (2,236)    (2,471)
  Less: Class B dividends declared                             (5,224)      (5,118)    (4,896)
---------------------------------------------------------------------------------------------
Undistributed net income (loss)                              $(78,192)   $(164,179)   $39,649
---------------------------------------------------------------------------------------------
Basic income (loss) from continuing operations per common
  share
  Class A                                                    $  (1.23)   $    0.39    $  1.59
  Class B                                                       (1.17)        0.47       1.66
  Combined(1)                                                   (1.19)        0.44       1.63
Diluted income (loss) from continuing operations per common
  share
  Class A                                                    $  (1.23)   $    0.39    $  1.58
  Class B                                                       (1.17)        0.46       1.65
  Combined(1)                                                   (1.19)        0.44       1.62
Basic net income (loss) per common share
  Class A                                                    $  (2.79)   $   (6.28)   $  1.95
  Class B                                                       (2.73)       (6.21)      2.02
  Combined(1)                                                   (2.75)       (6.24)      1.99
Diluted net income (loss) per common share
  Class A                                                    $  (2.79)   $   (6.23)   $  1.94
  Class B                                                       (2.73)       (6.16)      2.00
  Combined(1)                                                   (2.75)       (6.19)      1.98
---------------------------------------------------------------------------------------------
Basic shares
  Class A                                                       9,101        9,110      9,057
  Class B                                                      16,581       16,033     14,515
  Combined                                                     25,682       25,143     23,572
Options A                                                           0            0          1
Options B                                                           0           95        107
Restricted shares Class A                                           0           39         20
Restricted shares Class B                                           0           74         58
Diluted shares
  Class A                                                       9,101        9,149      9,078
  Class B                                                      16,581       16,202     14,680
  Combined                                                     25,682       25,351     23,758
Antidilutive shares
  Preferred Class B(2)                                              0            0         14
  Options Class B                                               2,629        2,097      1,550
  Restricted shares Class A                                        25           46         47
  Restricted shares Class B                                       516        1,059      1,222
=============================================================================================

(1) Combined represents a weighted average of Class A and Class B earnings per common share.

(2) Each share of Class B convertible preferred stock was mandatorily converted into one share of Class B Common Stock effective September 15, 1999.

NOTE 23.  PARENT COMPANY FINANCIAL STATEMENTS

ADVANTA CORP. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31,
------------------------------------------------------------------------------------
                                                                2001         2000
------------------------------------------------------------------------------------
ASSETS
Cash                                                          $ 80,160    $  135,374
Commercial paper equivalent (1)                                      0        24,629
Investments                                                     80,042        19,491
Investments in and advances to bank and insurance
  subsidiaries                                                 239,440       584,901
Investments in and advances to other subsidiaries              353,460       425,030
Premises and equipment                                           1,153        11,963
Other assets                                                   135,708       129,457
------------------------------------------------------------------------------------
          Total assets                                        $889,963    $1,330,845
------------------------------------------------------------------------------------
LIABILITIES
Other borrowings                                              $ 32,317    $        0
Accrued expenses and other liabilities                          64,673        35,070
Debt                                                           426,674       854,873
------------------------------------------------------------------------------------
          Total liabilities                                    523,664       889,943
------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                  1,010         1,010
Common stock                                                       279           276
Other stockholders' equity                                     365,010       439,616
------------------------------------------------------------------------------------
          Total stockholders' equity                           366,299       440,902
------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity          $889,963    $1,330,845
====================================================================================

(1) Commercial paper equivalent refers to unsecured loans made to Advanta National Bank and Advanta Bank Corp. for terms less than 35 days in maturity which are not automatically renewable, consistent with commercial paper issuance.

     The parent company guarantees certain lease agreements of its subsidiaries. At December 31, 2001, there were $4.4 million of lease obligations guaranteed by the parent.

ADVANTA CORP. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                              2001        2000         1999
---------------------------------------------------------------------------------------------
INCOME:
  Dividends from bank and insurance subsidiaries(1)         $ 97,534    $       0    $  1,215
  Dividends from other subsidiaries                              278          278       1,010
  Interest                                                    22,470       40,481      44,369
  Other, net                                                  22,476       37,912      52,510
---------------------------------------------------------------------------------------------
          Total income                                       142,758       78,671      99,104
---------------------------------------------------------------------------------------------
EXPENSES:
  General and administrative                                  64,676       73,099      45,638
  Interest                                                    54,810       69,482      67,102
  Unusual charges                                             30,142            0       4,561
---------------------------------------------------------------------------------------------
          Total expenses                                     149,628      142,581     117,301
---------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes and
  equity in undistributed net profit (loss) of
  subsidiaries                                                (6,870)     (63,910)    (18,197)
Income tax (benefit)                                         (15,017)     (30,317)    (22,327)
---------------------------------------------------------------------------------------------
Income (loss) from continuing operations before equity in
  undistributed net profit (loss) of subsidiaries              8,147      (33,593)      4,130
Loss on discontinuance of mortgage business, net of tax       (5,962)           0           0
---------------------------------------------------------------------------------------------
Income (loss) before equity in undistributed net profit
  (loss) of subsidiaries                                       2,185      (33,593)      4,130
Equity in undistributed net profit (loss) of subsidiaries    (72,718)    (123,091)     45,688
---------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           $(70,533)   $(156,684)   $ 49,818
=============================================================================================

(1) Dividends from bank and insurance subsidiaries in the year ended December 31, 2001 include a noncash dividend from Advanta Bank Corp. of $91.4 million.

     The Parent Company Only Statements of Changes in Stockholders' Equity are the same as the Consolidated Statements of Changes in Stockholder's Equity.

ADVANTA CORP. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                            2001         2000         1999
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                         $ (70,533)   $(156,684)   $  49,818
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Equity in net loss (profit) of subsidiaries               (25,094)     122,813      (47,913)
  Dividends received from subsidiaries                        6,378          278        2,225
  Depreciation                                                2,241        2,523        2,066
  Change in other assets, interest-bearing deposits,
     accrued expenses and other liabilities                     970      (39,225)     (32,696)
---------------------------------------------------------------------------------------------
Net cash used in operating activities                       (86,038)     (70,295)     (26,500)
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Net change in premises and equipment                        6,010       (6,941)      (2,199)
  Net change in commercial paper equivalents                 24,629      350,371       65,900
  Investments in subsidiaries                                (3,991)    (119,226)     (23,540)
  Return of investment from subsidiaries                    267,648       22,453       39,731
  Purchase of investments available for sale               (744,610)    (156,661)    (851,132)
  Proceeds from sales of investments available for sale     262,301           72        2,702
  Proceeds from maturing investments available for sale     503,369      152,482      850,000
---------------------------------------------------------------------------------------------
Net cash provided by investing activities                   315,356      242,550       81,462
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of debt                            182,973      256,091      123,529
  Payments on redemption of debt                           (611,172)    (285,472)    (365,177)
  (Increase) decrease in affiliate borrowings               123,034       (4,452)     187,806
  Increase in other borrowings                               32,317            0            0
  Issuance of stock                                           3,480          155           20
  Stock buyback                                              (7,505)           0       (3,955)
  Cash dividends paid                                        (7,659)      (7,495)     (10,169)
---------------------------------------------------------------------------------------------
Net cash used in financing activities                      (284,532)     (41,173)     (67,946)
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash                             (55,214)     131,082      (12,984)
Cash at beginning of period                                 135,374        4,292       17,276
---------------------------------------------------------------------------------------------
Cash at end of period                                     $  80,160    $ 135,374    $   4,292
=============================================================================================

     In 2001, noncash transactions of the Parent Company included noncash dividends of $91.4 million from subsidiaries, noncash investment in subsidiaries of $22.3 million, noncash return of investments from subsidiaries of $50.9 million and noncash affiliate borrowings of $69.1 million. There were no significant noncash transactions of the Parent Company in 2000. In 1999, noncash transactions of the Parent Company included a $4.5 million assumption of liabilities of subsidiaries and a $43.3 million return of investment by subsidiaries through forgiveness of advances.

NOTE 24.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments are as follows at December 31:

                                                       2001                      2000
-----------------------------------------------------------------------------------------------
                                               CARRYING      FAIR       CARRYING        FAIR
                                                AMOUNT      VALUE        AMOUNT        VALUE
-----------------------------------------------------------------------------------------------
Financial assets:
  Cash                                         $ 20,952    $ 20,952    $    1,716    $    1,716
  Federal funds sold                            229,889     229,889       107,584       107,584
  Restricted interest-bearing deposits          113,956     113,956        16,398        16,398
  Investments available for sale                246,679     246,679       758,792       758,792
  Receivables, net                              423,407     451,966       340,291       366,595
  Retained interests in securitizations          88,658      88,658        72,908        72,908
  Amounts due from securitizations               80,325      80,325        61,610        61,610
Financial liabilities:
  Demand and savings deposits                  $ 10,010    $ 10,010    $   68,568    $   68,568
  Time deposits                                 626,905     633,506     1,278,408     1,288,742
  Debt                                          323,582     332,522       755,184       752,112
  Other borrowings                               32,317      32,317         4,289         4,289
Off-balance sheet financial instruments:
  Interest rate swaps                          $      0    $      0    $        0    $      379
  Commitments to extend credit                        0           0             0             0
-----------------------------------------------------------------------------------------------

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

INVESTMENTS AVAILABLE FOR SALE

Investments available for sale are carried at fair value. The fair values of investments available for sale are based on quoted market prices, dealer quotes or estimates using quoted market prices for similar securities. For investments that are not publicly traded, management has made estimates of fair value that consider several factors including the investees' financial results, conditions and prospects, and the values of comparable public companies.

RECEIVABLES, NET

The fair values of receivables are estimated using a discounted cash flow analysis that incorporates estimates of the excess of the weighted average finance charge and fee yield over the aggregate cost of funds, servicing costs and an estimate of future credit losses over the life of the receivables.

RETAINED INTERESTS IN SECURITIZATIONS

Retained interests in securitizations are carried at fair value. The fair values of retained interests in securitizations are estimated based on discounted cash flow analyses as described in Note 1. See Note 6 for the assumptions used in the estimation of fair values of the retained interests in securitizations.

AMOUNTS DUE FROM SECURITIZATIONS

The carrying amount is a reasonable estimate of the fair value of amounts due from securitizations based on the short-term nature of the assets.

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

INTEREST RATE SWAPS

The fair value of interest rate swaps is the estimated amount that we would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparty. There were no interest rate swaps outstanding related to continuing operations at December 31, 2001.

COMMITMENTS TO EXTEND CREDIT

There is no market value associated with our unused commitments to extend credit to our business credit card customers, since any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements. Unused commitments to extend credit were $4.6 billion at December 31, 2001 and $4.2 billion at December 31, 2000.

NOTE 25.  DERIVATIVE FINANCIAL INSTRUMENTS

We have used interest rate swaps to manage the impact of fluctuating interest rates on our cost of funds. Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. During 2001, 2000 and 1999, we used interest rate swaps to effectively convert fixed rate medium-term notes to a LIBOR-based variable rate. There were no interest rate swaps outstanding related to continuing operations at December 31, 2001 because of the substantial reduction in outstanding medium-term notes during the year. The notional amount of interest rate swaps outstanding related to continuing operations was $194.5 million at December 31, 2000, and the estimated fair value was $379 thousand. See Note 2 for a discussion of derivatives used in discontinued operations.

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

     The following table summarizes by notional amounts our interest rate swap activity in continuing operations for the periods presented:

                                                                TOTAL
-----------------------------------------------------------------------
Balance at 12/31/98                                           $ 575,500
  Additions                                                     200,000
  Maturities                                                   (141,000)
  Terminations                                                  (15,000)
-----------------------------------------------------------------------
Balance at 12/31/99                                           $ 619,500
  Maturities                                                   (425,000)
-----------------------------------------------------------------------
Balance at 12/31/00                                           $ 194,500
  Maturities                                                   (102,000)
  Terminations                                                  (92,500)
-----------------------------------------------------------------------
Balance at 12/31/01                                           $       0
=======================================================================

     There were no net gains (losses) from hedge ineffectiveness or from excluding a portion of a derivative instrument's gain or loss from the assessment of hedge effectiveness included in other income for the year ended December 31, 2001. There was also no gain or loss recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Advanta Corp.:

     We have audited the accompanying consolidated balance sheets of Advanta Corp. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanta Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ ARTHUR ANDERSEN LLP
Philadelphia, PA
March 15, 2002

REPORT OF MANAGEMENT ON RESPONSIBILITY FOR FINANCIAL REPORTING

To the Stockholders of Advanta Corp.:

     The management of Advanta Corp. and its subsidiaries ("Advanta") is responsible for the preparation, content, integrity and objectivity of the consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and as such must, by necessity, include amounts based upon estimates and judgments made by management. The other financial information was also prepared by management and is consistent with the financial statements.

     Management is also responsible for establishing and maintaining an effective internal control structure over financial reporting. These systems and controls are designed to provide reasonable, but not absolute, assurance that assets are safeguarded, that transactions are properly recorded and executed in accordance with management's authorization and that financial statements are reliable. Advanta's control structure includes: (l) organizational and budgetary arrangements which provide reasonable assurance that errors or irregularities would be detected promptly; (2) careful selection of personnel and communications programs aimed at assuring that policies and standards are understood by employees; (3) continuing management review and evaluation of systems and controls; and (4) a program of independent internal audit and risk management reviews to ensure compliance.

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

      /s/ DENNIS ALTER              /s/ PHILIP M. BROWNE          /s/ DAVID B. WEINSTOCK
-----------------------------   -----------------------------  -----------------------------
  Chairman of the Board and       Senior Vice President and         Vice President and
   Chief Executive Officer         Chief Financial Officer       Chief Accounting Officer

SUPPLEMENTAL SCHEDULES (UNAUDITED)

QUARTERLY DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                2001
-----------------------------------------------------------------------------------------------------
                                               DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
-----------------------------------------------------------------------------------------------------
Interest income                                  $24,623         $ 26,388       $32,836     $ 34,004
Interest expense                                  15,156           16,919        26,119       24,276
-----------------------------------------------------------------------------------------------------
Net interest income                                9,467            9,469         6,717        9,728
Provision for credit losses                       10,124            9,528         8,384        7,940
-----------------------------------------------------------------------------------------------------
Net interest after provision for credit
  losses                                            (657)             (59)       (1,667)       1,788
-----------------------------------------------------------------------------------------------------
Noninterest revenues                              63,840           49,291        45,830       29,999
Operating expenses                                48,275           44,742        44,116       43,053
Minority interest in income of consolidated
  subsidiary                                       2,220            2,220         2,220        2,220
Unusual charges                                        0                0         1,000       40,750
-----------------------------------------------------------------------------------------------------
  Total expenses                                  50,495           46,962        47,336       86,023
-----------------------------------------------------------------------------------------------------
Income (loss) before income taxes                 12,688            2,270        (3,173)     (54,236)
Income (loss) from continuing operations           7,803            2,270        (3,173)     (37,356)
Loss from discontinued operations, net of tax          0                0             0       (8,438)
Gain (loss), net, on discontinuance of
  mortgage and leasing businesses, net of tax          0          (44,000)       (4,000)      16,361
-----------------------------------------------------------------------------------------------------
Net income (loss)                                $ 7,803         $(41,730)      $(7,173)    $(29,433)
-----------------------------------------------------------------------------------------------------
Basic income (loss) from continuing
  operations per common share
  Class A                                        $  0.29         $   0.08       $ (0.13)    $  (1.49)
  Class B                                           0.31             0.09         (0.12)       (1.48)
  Combined(1)                                       0.30             0.09         (0.12)       (1.48)
-----------------------------------------------------------------------------------------------------
Diluted income (loss) from continuing
  operations per common share
  Class A                                        $  0.29         $   0.08       $ (0.13)    $  (1.49)
  Class B                                           0.31             0.09         (0.12)       (1.48)
  Combined(1)                                       0.30             0.09         (0.12)       (1.48)
-----------------------------------------------------------------------------------------------------
Basic net income (loss) per common share
  Class A                                        $  0.29         $  (1.62)      $ (0.29)    $  (1.18)
  Class B                                           0.31            (1.60)        (0.27)       (1.16)
  Combined(1)                                       0.30            (1.61)        (0.28)       (1.17)
-----------------------------------------------------------------------------------------------------
Diluted net income (loss) per common share
  Class A                                        $  0.29         $  (1.60)      $ (0.29)    $  (1.18)
  Class B                                           0.31            (1.59)        (0.27)       (1.16)
  Combined(1)                                       0.30            (1.59)        (0.28)       (1.17)
-----------------------------------------------------------------------------------------------------
Basic weighted average common shares
  outstanding
  Class A                                          9,125            9,116         9,098        9,103
  Class B                                         16,552           16,820        16,744       16,200
  Combined(1)                                     25,677           25,936        25,842       25,303
-----------------------------------------------------------------------------------------------------
Diluted weighted average common shares
  outstanding
  Class A                                          9,128            9,120         9,098        9,103
  Class B                                         16,716           17,121        16,744       16,200
  Combined(1)                                     25,844           26,241        25,842       25,303
-----------------------------------------------------------------------------------------------------

(1) Combined represents a weighted average of Class A and Class B (see Note 1 to the consolidated financial statements).

(In thousands, except per share amounts)

                                                                        2000
----------------------------------------------------------------------------------------------------
                                                DECEMBER 31,   SEPTEMBER 30,   JUNE 30,    MARCH 31,
----------------------------------------------------------------------------------------------------
Interest income                                   $ 32,187        $39,449      $  34,081    $30,383
Interest expense                                    20,313         24,457         21,559     20,179
----------------------------------------------------------------------------------------------------
Net interest income                                 11,874         14,992         12,522     10,204
Provision for credit losses                          6,833         16,806          5,050      7,620
----------------------------------------------------------------------------------------------------
Net interest after provision for credit losses       5,041         (1,814)         7,472      2,584
----------------------------------------------------------------------------------------------------
Noninterest revenues                                36,116         39,216         40,588     41,161
Operating expenses                                  51,473         34,493         31,401     32,925
Minority interest in income of consolidated
  subsidiary                                         2,220          2,220          2,220      2,220
----------------------------------------------------------------------------------------------------
  Total expenses                                    53,693         36,713         33,621     35,145
----------------------------------------------------------------------------------------------------
Income (loss) before income taxes                  (12,536)           689         14,439      8,600
Income (loss) from continuing operations           (12,536)           689         17,749      5,290
Income (loss) from discontinued operations,
  net of tax                                        20,032         15,055       (210,444)    11,779
Loss on discontinuance of leasing business,
  net of tax                                        (4,298)             0              0          0
----------------------------------------------------------------------------------------------------
Net income (loss)                                 $  3,198        $15,744      $(192,695)   $17,069
----------------------------------------------------------------------------------------------------
Basic income (loss) from continuing operations
  per common share
  Class A                                         $  (0.51)       $  0.02      $    0.69    $  0.19
  Class B                                            (0.49)          0.03           0.71       0.22
  Combined(1)                                        (0.50)          0.03           0.70       0.21
----------------------------------------------------------------------------------------------------
Diluted income (loss) from continuing
  operations per common share
  Class A                                         $  (0.51)       $  0.02      $    0.69    $  0.19
  Class B                                            (0.49)          0.03           0.70       0.21
  Combined(1)                                        (0.50)          0.03           0.70       0.20
----------------------------------------------------------------------------------------------------
Basic net income (loss) per common share
  Class A                                         $   0.12        $  0.61      $   (7.65)   $  0.67
  Class B                                             0.13           0.63          (7.63)      0.69
  Combined(1)                                         0.13           0.62          (7.64)      0.68
----------------------------------------------------------------------------------------------------
Diluted net income (loss) per common share
  Class A                                         $   0.12        $  0.61      $   (7.60)   $  0.65
  Class B                                             0.13           0.63          (7.58)      0.67
  Combined(1)                                         0.13           0.62          (7.59)      0.67
----------------------------------------------------------------------------------------------------
Basic weighted average common shares
  outstanding
  Class A                                            9,143          9,109          9,097      9,088
  Class B                                           16,150         16,150         16,135     15,697
  Combined(1)                                       25,293         25,259         25,232     24,785
----------------------------------------------------------------------------------------------------
Diluted weighted average common shares
  outstanding
  Class A                                            9,143          9,158          9,151      9,143
  Class B                                           16,150         16,168         16,253     16,241
  Combined(1)                                       25,293         25,326         25,404     25,384
----------------------------------------------------------------------------------------------------

(1) Combined represents a weighted average of Class A and Class B (see Note 1 to the consolidated financial statements).

                   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

($ IN THOUSANDS)                                                         DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
                                        2001             2000             1999             1998                1997
                                    -------------    -------------    -------------    -------------    -------------------
                                    AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %      AMOUNT       %
---------------------------------------------------------------------------------------------------------------------------
Business credit cards               $41,169    98%   $33,165    99%   $14,663    99%   $ 6,916    65%   $  6,899       5%
Consumer credit cards                     0     0          0     0          0     0          0     0     118,420      92
Other receivables                       802     2        202     1        202     1      3,734    35       3,734       3
---------------------------------------------------------------------------------------------------------------------------
        Total                       $41,971   100%   $33,367   100%   $14,865   100%   $10,650   100%   $129,053     100%
===========================================================================================================================

                        COMPOSITION OF GROSS RECEIVABLES

($ IN THOUSANDS)                                                       DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
                                    2001              2000              1999              1998                 1997
                               --------------    --------------    --------------    --------------    ---------------------
                                AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %       AMOUNT        %
----------------------------------------------------------------------------------------------------------------------------
Business credit cards          $416,265    94%   $335,087    93%   $275,095    90%   $150,022    89%   $  140,399       5%
Consumer credit cards                 0     0           0     0           0     0           0     0     2,579,890      94
Other receivables                28,189     6      24,203     7      30,302    10      17,862    11        40,978       1
----------------------------------------------------------------------------------------------------------------------------
        Total                  $444,454   100%   $359,290   100%   $305,397   100%   $167,884   100%   $2,761,267     100%
============================================================================================================================

             YIELD AND MATURITY OF INVESTMENTS AT DECEMBER 31, 2001

($ IN THOUSANDS)                                                       MATURING
------------------------------------------------------------------------------------------------------------------------------
                                                        AFTER ONE BUT            AFTER FIVE BUT
                             WITHIN ONE YEAR          WITHIN FIVE YEARS         WITHIN TEN YEARS           AFTER TEN YEARS
                         -----------------------   -----------------------   -----------------------   -----------------------
                         MARKET VALUE   YIELD(3)   MARKET VALUE   YIELD(3)   MARKET VALUE   YIELD(3)   MARKET VALUE   YIELD(3)
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other
  U.S. Government
  securities               $34,227        4.09%      $19,829        5.87%      $32,146        6.19%      $     0        0.00%
State and municipal
  securities(1)                116        3.31           677        3.91         2,335        5.82           877        5.37
Other(2)                         0        0.00             0        0.00         5,527        6.19        26,026        6.33
------------------------------------------------------------------------------------------------------------------------------
Total investments
  available for sale       $34,343        4.09%      $20,506        5.81%      $40,008        6.17%      $26,903        6.30%
==============================================================================================================================

(1) Yield computed on a taxable equivalent basis using a statutory rate of 35%.

(2) Equity investments and other securities without a stated maturity are excluded from this table.

(3) Yields are computed by dividing interest by the amortized cost of the respective investment securities.

                 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                              DECEMBER 31,
($ IN THOUSANDS)                                                  2001
--------------------------------------------------------------------------
Maturity:

  3 months or less                                              $ 71,368
  Over 3 months through 6 months                                  37,725
  Over 6 months through 12 months                                 56,238
  Over 12 months                                                 145,686
--------------------------------------------------------------------------
          Total                                                 $311,017
==========================================================================

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

                                                                                         CASH
                                                                                       DIVIDENDS
QUARTER ENDED:                                            HIGH      LOW      CLOSE     DECLARED
------------------------------------------------------------------------------------------------
Class A:
------------------------------------------------------------------------------------------------
  March 31, 2000                                         $21.88    $16.88    $20.31     $0.063
  June 30, 2000                                           21.00     10.88     12.19      0.063
  September 30, 2000                                      13.56     10.69     11.25      0.063
  December 31, 2000                                       11.88      5.75      8.81      0.063

  March 31, 2001                                         $16.00    $ 8.75    $15.81     $0.063
  June 30, 2001                                           16.00     12.86     16.00      0.063
  September 30, 2001                                      19.10      8.00      9.40      0.063
  December 31, 2001                                       11.72      8.00      9.94      0.063
------------------------------------------------------------------------------------------------
Class B:
------------------------------------------------------------------------------------------------
  March 31, 2000                                         $15.50    $11.50    $14.48     $0.076
  June 30, 2000                                           15.13      7.75      8.50      0.076
  September 30, 2000                                      10.19      7.50      8.14      0.076
  December 31, 2000                                        8.38      4.13      7.19      0.076

  March 31, 2001                                         $14.00    $ 7.16    $13.69     $0.076
  June 30, 2001                                           14.00     11.90     13.97      0.076
  September 30, 2001                                      17.10      8.10      8.95      0.076
  December 31, 2001                                       10.79      6.85      9.10      0.076
================================================================================================

     At December 31, 2001, Advanta had approximately 262 holders of record of Class A stock and 677 holders of record of Class B stock.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The text of the Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are hereby incorporated by reference, as is the text in Part I of this Report under the caption, "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The text of the Proxy Statement under the captions "Executive Compensation," "Report on Executive Compensation" and "Election of Directors -- Committees, Meetings and Compensation of the Board of Directors, -- Compensation Committee Interlocks and Insider Participation and -- Other Matters" are hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The text of the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" are hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The text of the Proxy Statement under the captions "Election of Directors -- Compensation Committee Interlocks and Insider Participation and -- Other Matters" are hereby incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

    (a)(1)       Financial Statements.
    1.           Consolidated Balance Sheets at December 31, 2001 and 2000.
    2. Consolidated Income Statements for each of the three years in the period ended December 31, 2001.
    3. Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2001.
    4. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001.
    5.           Notes to Consolidated Financial Statements.
    (a)(2)       Schedules.
                 Other statements and schedules are not being presented either because they are not required or the information required by such statements and schedules is presented elsewhere in the financial statements.
    (a)(3)       Exhibits
    2-a Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage
                 Corporation (incorporated by reference to Annex I to the Registrant's Definitive Proxy Statement filed January 25,
                 2001).
    2-b          Mortgage Loan Purchase and Sale Agreement, dated February
                 23, 2001, by and among Advanta Corp., Chase Manhattan
                 Mortgage Corporation, and Chase Manhattan Bank USA, National
                 Association (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed March 14,
                 2000).

    2-c          Mortgage Loan Purchase and Sale Agreement, dated February
                 28, 2001, by and among Advanta Corp., Chase Manhattan
                 Mortgage Corporation, and Chase Manhattan Bank USA, National
                 Association (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed March 14,
                 2000).
    3-a          Restated Certificate of Incorporation of Registrant
                 (incorporated by reference to Exhibit 4.1 to Pre-Effective
                 Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994), as amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant's 6 3/4%
                 Convertible Class B Preferred Stock, Series 1995 (Stock
                 Appreciation Income Linked Securities (SAILS))(incorporated by reference to Exhibit 4.3 to the Registrant's Current
                 Report on Form 8-K dated August 15, 1995), as further amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant's Series A Junior
                 Participating Preferred Stock (incorporated by reference to
                 Exhibit 1 to the Registrant's Registration Statement on Form
                 8-A, dated March 17, 1997).
    3-b By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 the Registrant's Current Report on
                 Form 8-K dated March 17, 1997).
    3-c Rights Agreement, dated as of March 14, 1997, by and between the Registrant and the Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate
                 (incorporated by reference to Exhibit 1 to the Registrant's
                 Registration Statement on Form 8-A dated March 17, 1997).
    4-a*         Trust Indenture dated April 22, 1981 between Registrant and
                 Mellon Bank, N.A., (formerly, CoreStates Bank, N.A.), as
                 Trustee, including Form of Debenture.
    4-b          Specimen of Class A Common Stock Certificate and specimen of
                 Class B Common Stock Certificate (incorporated by reference to Exhibit 1 of the Registrant's Amendment No. 1 to Form 8 and Exhibit 1 to Registrant's Form 8-A, respectively, both dated April 22, 1992).
    4-c          Trust Indenture dated as of November 15, 1993 between the
                 Registrant and The Chase Manhattan Bank (National
                 Association), as Trustee (incorporated by reference to
                 Exhibit 4 to the Registrant's Registration Statement on Form
                 S-3 (No. 33-50883), filed November 2, 1993).
    4-d Senior Trust Indenture, dated as of October 23, 1995, between the Registrant and Mellon Bank, N.A., as Trustee
                 (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No.
                 33-62601), filed September 13, 1995).
    4-e          Indenture dated as of December 17, 1996 between Advanta
                 Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4-g to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    4-f          Declaration of Trust dated as of December 5, 1996 of Advanta
                 Capital Trust I (incorporated by reference to Exhibit 4-h to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    4-g Amended and Restated Declaration of Trust dated as of December 17, 1996 for Advanta Capital Trust I (incorporated by reference to Exhibit 4-i to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1996).
    4-h          Series A Capital Securities Guarantee Agreement dated as of
                 December 17, 1996. (incorporated by reference to Exhibit 4-j to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    10-a         Advanta Corp. 2000 Omnibus Stock Incentive Plan
                 (incorporated by reference to 4(f) to Post-Effective
                 Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (File No. 333-04469).+

    10-b         Card Member License Agreement between Colonial National
                 Financial Corp. (now known as Advanta Bank Corp.) and
                 MasterCard International Incorporated dated April 19, 1994
                 (filed herewith).
    10-c         VISA U.S.A. Inc. Membership Agreement and Principal Member
                 Addendum executed by Advanta Corp. on February 27, 1997
                 (filed herewith).
    10-d         VISA U.S.A. Inc. Membership Agreement executed by Advanta
                 Bank Corp. on March 31, 2000 (filed herewith).
    10-e*        Application for membership in VISA(R) U.S.A. Inc. and
                 Membership Agreement executed by Colonial National Bank USA on March 25, 1983.
    10-f*        Application for membership in MasterCard(R) International,
                 Inc. and Card Member License Agreement executed by Colonial
                 National Bank USA on March 25, 1983.
    10-g* Indenture of Trust dated May 11, 1984 between Linda Alter, as settlor, and Dennis Alter, as trustee.
    10-g(i)      Agreement dated October 20, 1992 among Dennis Alter, as
                 Trustee of the trust established by the Indenture of Trust filed as Exhibit 10-g (the "Indenture"), Dennis Alter in his individual capacity, Linda Alter, and Michael Stolper, which Agreement modifies the Indenture (incorporated by reference to Exhibit 10-g(i) to the Registrant's Registration
                 Statement on Form S-3 (File No. 33-58660), filed February
                 23, 1993).
    10-h Advanta Corp. Executive Deferral Plan (incorporated by reference to the Exhibit 10-j to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1995).+
    10-i         Advanta Corp. Non-Employee Directors Deferral Plan
                 (incorporated by reference to Exhibit 10-K to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1995).+
    10-j         Life Insurance Benefit for Certain Key Executives and
                 Directors (incorporated by reference to Exhibit 10-g to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2000).+
    10-k         Amended and Restated Agreement of Limited Partnership of
                 Advanta Partners LP, dated as of October 1, 1996
                 (incorporated by reference to Exhibit 10-o to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996).
    10-l         Agreement of Limited Partnership of Advanta Growth Capital
                 Fund L.P., dated as of July 28, 2000 (incorporated by reference to Exhibit 10-i to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
    10-m Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff (incorporated by reference to Exhibit 10-u to the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1995).+
    10-n         Agreement dated May 11, 1998 between the Registrant and
                 Philip M. Browne (incorporated by reference to Exhibit 10-r to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).+
    10-o Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet Financial Group
                 (incorporated by reference to Exhibit (c)(2) to the Registrant's Schedule 13E-4, dated January 20, 1998), as amended by the First Amendment to the Contribution
                 Agreement, dated as of February 10, 1998, by and among Advanta Corp., Fleet Financial Group and Fleet Credit Card,
                 LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed March 6,
                 1998).
    10-p         Commercial Lease, dated September 28, 1995, by and between
                 Draper Park North, L.C. and Advanta Financial Corp., as amended January 31, 1996 and May 20, 1996 (incorporated by reference to Exhibit 10-v to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10-q          Master Indenture, dated as of August 1, 2000, between Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust and Bankers Trust Company, as Indenture Trustee
              (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed August 20,
              2000 by Advanta Business Receivables Corp.).
10-r          Series 2000-B Indenture Supplement, dated August 1, 2000, between Advanta Business Card Master
              Trust and Bankers Trust Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed August 20, 2000 by Advanta Business Receivables Corp.).
10-s          Transfer and Servicing Agreement, dated as of August 1, 2000, among Advanta Business Receivables
              Corp., Advanta Bank Corp., as Servicer, and Advanta Business Card Master Trust (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed August 20, 2000 by Advanta
              Business Receivables Corp.).
10-t          Series 2000-C Indenture Supplement, dated as of November 1, 2000, between Advanta Business Card
              Master Trust and Bankers Trust Company, as indenture trustee (incorporated by reference to
              Exhibit 4.1 to the Current Report on Form 8-K, filed November 21, 2000 by Advanta Business
              Receivables Corp.).
10-u          Service Agreement between First Data Resources Inc. and Advanta Bank Corp., dated as of January
              1, 2002 (filed herewith).
12            Computation of Ratio Earnings to Fixed Charges (filed herewith).
21            Subsidiaries of the Registrant (filed herewith).
23            Consent of Independent Public Accountants (filed herewith).
24            Powers of Attorney (included on the signature page hereof).
99            Letter to the Commission pursuant to Temporary Note 3T to Article 3 of Regulation S-X (filed herewith).

---------------
* Incorporated by reference to the Exhibit with corresponding number constituting part of the Registrant's Registration Statement on Form S-2 (No. 33-00071), filed on September 4, 1985.

+ Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     1. A Report on Form 8-K was filed by the Company on October 24, 2001 announcing results for the third quarter and the addition of two new members to the Company's management team.

     2. A Report on Form 8-K was filed by the Company on December 4, 2001, announcing earnings guidance for the fiscal year 2002.

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

                                          Advanta Corp.

                                          By:   /s/ WILLIAM A. ROSOFF
                                             -----------------------------------
                                             William A. Rosoff, President and
                                             Vice Chairman of the Board

Dated: March 15, 2002

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, William A. Rosoff, Philip M. Browne, David
B. Weinstock and Elizabeth H. Mai, or any of them (with full power to each of them to act alone), his or her true and lawful attorney in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2001 relating to Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2002.

                   NAME                                TITLE
                   ----                                -----
             /s/ DENNIS ALTER               Chairman of the Board and
------------------------------------------  Chief Executive Officer
               Dennis Alter

          /s/ WILLIAM A. ROSOFF             President and Vice Chairman
------------------------------------------  of the Board
            William A. Rosoff

           /s/ PHILIP M. BROWNE             Senior Vice President and
------------------------------------------  Chief Financial Officer
             Philip M. Browne

          /s/ DAVID B. WEINSTOCK            Vice President and Chief
------------------------------------------  Accounting Officer
            David B. Weinstock

           /s/ ARTHUR P. BELLIS             Director
------------------------------------------
             Arthur P. Bellis

           /s/ ROBERT S. BLANK              Director
------------------------------------------
             Robert S. Blank

              /s/ MAX BOTEL                 Director
------------------------------------------
                Max Botel

           /s/ DANA BECKER DUNN             Director
------------------------------------------
             Dana Becker Dunn

                   NAME                                TITLE
                   ----                                -----

          /s/ JAMES E. KSANSNAK             Director
------------------------------------------
            James E. Ksansnak

                                            Director
------------------------------------------
              Ronald Lubner

            /s/ OLAF OLAFSSON               Director
------------------------------------------
              Olaf Olafsson

            /s/ ROBERT H. ROCK              Director
------------------------------------------
              Robert H. Rock

                                            Director
------------------------------------------
             Michael Stolper

                                 EXHIBIT INDEX

      EXHIBIT
       NUMBER                    EXHIBIT AND MANNER OF FILING
      -------                    ----------------------------
    (a)(1)       Financial Statements.
    1.           Consolidated Balance Sheets at December 31, 2001 and 2000.
    2.           Consolidated Income Statements for each of the three years in the period ended December 31, 2001.
    3.           Consolidated Statements of Changes in Stockholders' Equity
                 for each of the three years in the period ended December 31,
                 2001.
    4.           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001.
    5.           Notes to Consolidated Financial Statements.
    (a)(2)       Schedules.
                 Other statements and schedules are not being presented
                 either because they are not required or the information
                 required by such statements and schedules is presented
                 elsewhere in the financial statements.
    (a)(3)       Exhibits
    2-a          Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage
                 Corporation (incorporated by reference to Annex I to the
                 Registrant's Definitive Proxy Statement filed January 25,
                 2001).
    2-b          Mortgage Loan Purchase and Sale Agreement, dated February
                 23, 2001, by and among Advanta Corp., Chase Manhattan
                 Mortgage Corporation, and Chase Manhattan Bank USA, National
                 Association (incorporated by reference to Exhibit 2.2 to the
                 Registrant's Current Report on Form 8-K filed March 14,
                 2000).
    2-c          Mortgage Loan Purchase and Sale Agreement, dated February
                 28, 2001, by and among Advanta Corp., Chase Manhattan
                 Mortgage Corporation, and Chase Manhattan Bank USA, National
                 Association (incorporated by reference to Exhibit 2.3 to the
                 Registrant's Current Report on Form 8-K filed March 14,
                 2000).
    3-a          Restated Certificate of Incorporation of Registrant
                 (incorporated by reference to Exhibit 4.1 to Pre-Effective
                 Amendment No. 1 to the Registrant's Registration Statement
                 on Form S-3 (File No. 33-53475), filed June 10, 1994), as
                 amended by the Certificate of Designations, Preferences,
                 Rights and Limitations of the Registrant's 6 3/4%
                 Convertible Class B Preferred Stock, Series 1995 (Stock
                 Appreciation Income Linked Securities (SAILS))(incorporated by reference to Exhibit 4.3 to the Registrant's Current
                 Report on Form 8-K dated August 15, 1995), as further
                 amended by the Certificate of Designations, Preferences,
                 Rights and Limitations of the Registrant's Series A Junior
                 Participating Preferred Stock (incorporated by reference to
                 Exhibit 1 to the Registrant's Registration Statement on Form
                 8-A, dated March 17, 1997).
    3-b          By-laws of the Registrant, as amended (incorporated by
                 reference to Exhibit 3.1 the Registrant's Current Report on
                 Form 8-K dated March 17, 1997).
    3-c          Rights Agreement, dated as of March 14, 1997, by and between the Registrant and the Rights Agent, which includes as
                 Exhibit B thereto the Form of Rights Certificate
                 (incorporated by reference to Exhibit 1 to the Registrant's
                 Registration Statement on Form 8-A dated March 17, 1997).
    4-a*         Trust Indenture dated April 22, 1981 between Registrant and
                 Mellon Bank, N.A., (formerly, CoreStates Bank, N.A.), as
                 Trustee, including Form of Debenture.

      EXHIBIT
       NUMBER                    EXHIBIT AND MANNER OF FILING
      -------                    ----------------------------
    4-b          Specimen of Class A Common Stock Certificate and specimen of
                 Class B Common Stock Certificate (incorporated by reference to Exhibit 1 of the Registrant's Amendment No. 1 to Form 8
                 and Exhibit 1 to Registrant's Form 8-A, respectively, both dated April 22, 1992).
    4-c          Trust Indenture dated as of November 15, 1993 between the
                 Registrant and The Chase Manhattan Bank (National
                 Association), as Trustee (incorporated by reference to
                 Exhibit 4 to the Registrant's Registration Statement on Form
                 S-3 (No. 33-50883), filed November 2, 1993).
    4-d          Senior Trust Indenture, dated as of October 23, 1995,
                 between the Registrant and Mellon Bank, N.A., as Trustee
                 (incorporated by reference to Exhibit 4.1 to the
                 Registrant's Registration Statement on Form S-3 (File No.
                 33-62601), filed September 13, 1995).
    4-e          Indenture dated as of December 17, 1996 between Advanta
                 Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures (incorporated by
                 reference to Exhibit 4-g to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    4-f          Declaration of Trust dated as of December 5, 1996 of Advanta
                 Capital Trust I (incorporated by reference to Exhibit 4-h to the Registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1996).
    4-g          Amended and Restated Declaration of Trust dated as of
                 December 17, 1996 for Advanta Capital Trust I (incorporated by reference to Exhibit 4-i to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1996).
    4-h          Series A Capital Securities Guarantee Agreement dated as of
                 December 17, 1996. (incorporated by reference to Exhibit 4-j to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    10-a         Advanta Corp. 2000 Omnibus Stock Incentive Plan
                 (incorporated by reference to 4(f) to Post-Effective
                 Amendment No. 1 to the Registrant's Registration Statement
                 on Form S-8 (File No. 333-04469).+
    10-b         Card Member License Agreement between Colonial National
                 Financial Corp. (now known as Advanta Bank Corp.) and
                 MasterCard International Incorporated dated April 19, 1994
                 (filed herewith).
    10-c         VISA U.S.A. Inc. Membership Agreement and Principal Member
                 Addendum executed by Advanta Corp. on February 27, 1997
                 (filed herewith).
    10-d         VISA U.S.A. Inc. Membership Agreement executed by Advanta
                 Bank Corp. on March 31, 2000 (filed herewith).
    10-e*        Application for membership in VISA(R) U.S.A. Inc. and
                 Membership Agreement executed by Colonial National Bank USA on March 25, 1983.
    10-f*        Application for membership in MasterCard(R) International,
                 Inc. and Card Member License Agreement executed by Colonial
                 National Bank USA on March 25, 1983.
    10-g*        Indenture of Trust dated May 11, 1984 between Linda Alter, as settlor, and Dennis Alter, as trustee.
    10-g(i)      Agreement dated October 20, 1992 among Dennis Alter, as
                 Trustee of the trust established by the Indenture of Trust filed as Exhibit 10-g (the "Indenture"), Dennis Alter in his individual capacity, Linda Alter, and Michael Stolper, which
                 Agreement modifies the Indenture (incorporated by reference to Exhibit 10-g(i) to the Registrant's Registration
                 Statement on Form S-3 (File No. 33-58660), filed February
                 23, 1993).
    10-h         Advanta Corp. Executive Deferral Plan (incorporated by
                 reference to the Exhibit 10-j to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1995).+

      EXHIBIT
       NUMBER                    EXHIBIT AND MANNER OF FILING
      -------                    ----------------------------
    10-i         Advanta Corp. Non-Employee Directors Deferral Plan
                 (incorporated by reference to Exhibit 10-K to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1995).+
    10-j         Life Insurance Benefit for Certain Key Executives and
                 Directors (incorporated by reference to Exhibit 10-g to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2000).+
    10-k         Amended and Restated Agreement of Limited Partnership of
                 Advanta Partners LP, dated as of October 1, 1996
                 (incorporated by reference to Exhibit 10-o to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996).
    10-l         Agreement of Limited Partnership of Advanta Growth Capital
                 Fund L.P., dated as of July 28, 2000 (incorporated by
                 reference to Exhibit 10-i to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
    10-m         Agreement dated as of January 15, 1996 between the
                 Registrant and William A. Rosoff (incorporated by reference to Exhibit 10-u to the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1995).+
    10-n         Agreement dated May 11, 1998 between the Registrant and
                 Philip M. Browne (incorporated by reference to Exhibit 10-r to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).+
    10-o         Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet Financial Group
                 (incorporated by reference to Exhibit (c)(2) to the
                 Registrant's Schedule 13E-4, dated January 20, 1998), as
                 amended by the First Amendment to the Contribution
                 Agreement, dated as of February 10, 1998, by and among
                 Advanta Corp., Fleet Financial Group and Fleet Credit Card,
                 LLC (incorporated by reference to Exhibit 2.2 to the
                 Registrant's Current Report on Form 8-K, filed March 6,
                 1998).
    10-p         Commercial Lease, dated September 28, 1995, by and between
                 Draper Park North, L.C. and Advanta Financial Corp., as
                 amended January 31, 1996 and May 20, 1996 (incorporated by reference to Exhibit 10-v to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).
    10-q         Master Indenture, dated as of August 1, 2000, between
                 Wilmington Trust Company, as Owner Trustee of the Advanta
                 Business Card Master Trust and Bankers Trust Company, as
                 Indenture Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed August 20, 2000 by
                 Advanta Business Receivables Corp.).
    10-r         Series 2000-B Indenture Supplement, dated August 1, 2000,
                 between Advanta Business Card Master Trust and Bankers Trust
                 Company (incorporated by reference to Exhibit 4.2 to the
                 Current Report on Form 8-K, filed August 20, 2000 by Advanta
                 Business Receivables Corp.).
    10-s         Transfer and Servicing Agreement, dated as of August 1,
                 2000, among Advanta Business Receivables Corp., Advanta Bank
                 Corp., as Servicer, and Advanta Business Card Master Trust
                 (incorporated by reference to Exhibit 4.3 to the Current
                 Report on Form 8-K, filed August 20, 2000 by Advanta
                 Business Receivables Corp.).
    10-t         Series 2000-C Indenture Supplement, dated as of November 1,
                 2000, between Advanta Business Card Master Trust and Bankers
                 Trust Company, as indenture trustee (incorporated by
                 reference to Exhibit 4.1 to the Current Report on Form 8-K, filed November 21, 2000 by Advanta Business Receivables
                 Corp.).
    10-u         Service Agreement between First Data Resources Inc. and
                 Advanta Bank Corp., dated as of January 1, 2002 (filed
                 herewith).
    12           Computation of Ratio Earnings to Fixed Charges (filed
                 herewith).
    21           Subsidiaries of the Registrant (filed herewith).

      EXHIBIT
       NUMBER                    EXHIBIT AND MANNER OF FILING
      -------                    ----------------------------
    23           Consent of Independent Public Accountants (filed herewith).
    24           Powers of Attorney (included on the signature page hereof).
    99           Letter to the Commission pursuant to Temporary Note 3T to
                 Article 3 of Regulation S-X (filed herewith).

---------------
* Incorporated by reference to the Exhibit with corresponding number constituting part of the Registrant's Registration Statement on Form S-2 (No. 33-00071), filed on September 4, 1985.

+ Management contract or compensatory plan or arrangement.