Form 10-Q
period 2002-03-31
ADVANTA CORP
filed 2002-05-13
CIK 96638

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

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

                   Class A                          Outstanding at May 3, 2002
        Common Stock, $.01 par value                     10,041,017 shares

                   Class B                          Outstanding at May 3, 2002
        Common Stock, $.01 par value                     18,510,002 shares

                                TABLE OF CONTENTS

                                                                   PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                3
          Consolidated Income Statements                             4
          Consolidated Statements of Changes in
            Stockholders' Equity                                   5-6
          Consolidated Statements of Cash Flows                      7
          Notes to Consolidated Financial Statements                 8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     17

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                       28

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                         29

Item 6.   Exhibits and Reports on Form 8-K                          32

ITEM 1.   FINANCIAL STATEMENTS

                         ADVANTA CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


($ IN THOUSANDS)                                                                 MARCH 31,             DECEMBER 31,
                                                                                   2002                   2001
                                                                                -----------            ------------
                                                                                (UNAUDITED)
ASSETS
Cash                                                                             $   19,841             $   20,952
Federal  funds  sold                                                                273,582                229,889
Restricted  interest-bearing  deposits                                              110,280                113,956
Investments  available  for  sale                                                   171,629                246,679
Receivables,  net:
  Held  for  sale                                                                   184,906                202,612
  Other                                                                             217,193                220,795
                                                                                 ----------             ----------
Total  receivables,  net                                                            402,099                423,407
Retained  interests  in  securitizations                                             87,858                 88,658
Amounts  due  from  securitizations                                                  83,865                 80,325
Premises  and  equipment,  net                                                       24,946                 25,722
Other  assets                                                                       252,793                264,689
Net  assets  of  discontinued  operations                                           139,098                142,403
                                                                                 ----------             ----------
TOTAL  ASSETS                                                                    $1,565,991             $1,636,680
                                                                                 ----------             ----------
LIABILITIES
Deposits:
  Noninterest-bearing                                                            $    8,849             $    6,500
  Interest-bearing                                                                  630,237                630,415
                                                                                 ----------             ----------
Total  deposits                                                                     639,086                636,915
Debt                                                                                294,978                323,582
Other  borrowings                                                                         0                 32,317
Other  liabilities                                                                  164,802                177,567
                                                                                 ----------             ----------
TOTAL  LIABILITIES                                                                1,098,866              1,170,381
                                                                                 ----------             ----------

Commitments and contingencies

Company-obligated  mandatorily  redeemable  preferred
  securities  of  subsidiary  trust  holding  solely
  subordinated  debentures  of  Advanta  Corp.                                      100,000                100,000

STOCKHOLDERS'  EQUITY
Class  A  preferred  stock,  $1,000  par  value:
  authorized,  issued  and  outstanding  -  1,010
  shares  in  2002  and  2001                                                         1,010                  1,010
Class  A  voting  common  stock,  $.01  par  value:
  authorized  -  200,000,000  shares;  issued  -  10,041,071
  shares  in  2002  and  2001                                                           100                    100
Class  B  non-voting  common  stock,  $.01  par  value:
  authorized  -  200,000,000  shares;  issued  -  20,079,598
  shares  in  2002  and  17,939,639  shares  in  2001                                   201                    179
Additional  paid-in  capital                                                        241,467                223,362
Deferred  compensation                                                              (17,018)                   (64)
Unearned  ESOP  shares                                                              (11,165)               (11,295)
Accumulated  other  comprehensive  income                                               816                  1,259
Retained  earnings                                                                  181,409                179,370
Less:  Treasury  stock  at  cost,  1,559,079  Class  B
  common  shares  in  2002  and  1,348,079  Class  B
  common  shares  in  2001                                                          (29,695)               (27,622)
                                                                                 ----------             ----------
TOTAL  STOCKHOLDERS'  EQUITY                                                        367,125                366,299
                                                                                 ----------             ----------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                                   $1,565,991             $1,636,680
                                                                                 ----------             ----------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                               THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   2002            2001
                                                                                 --------       ----------
                                                                                       (UNAUDITED)
Interest income:
 Receivables                                                                     $ 20,476        $  18,503
 Investments                                                                        3,270           15,501
 Other interest income                                                              2,660            2,187
                                                                                 --------       ----------
Total interest income                                                              26,406           36,191
Interest expense:
 Deposits                                                                           6,265           12,658
 Debt                                                                               6,786           10,783
 Other borrowings                                                                      59              835
                                                                                 --------       ----------
Total interest expense                                                             13,110           24,276
                                                                                 --------       ----------
Net interest income                                                                13,296           11,915
Provision for credit losses                                                        10,700            7,940
                                                                                 --------       ----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                               2,596            3,975
NONINTEREST REVENUES:
 Securitization income                                                             29,647           21,261
 Interchange income                                                                20,193           17,622
 Servicing revenues                                                                 7,942            6,652
 Other revenues, net                                                               (2,315)         (17,723)
                                                                                 --------       ----------
TOTAL NONINTEREST REVENUES                                                         55,467           27,812
                                                                                 --------       ----------
EXPENSES:
 Operating expenses                                                                48,958           43,053
 Minority interest in income of consolidated subsidiary                             2,220            2,220
 Unusual charges                                                                        0           40,750
                                                                                 --------       ----------
TOTAL EXPENSES                                                                     51,178           86,023
                                                                                 --------       ----------
Income (loss) before income taxes                                                   6,885          (54,236)
Income tax expense (benefit)                                                        2,651          (16,880)
                                                                                 --------       ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                            4,234          (37,356)
Loss from discontinued operations, net of tax                                           0           (8,438)
Gain, net, on discontinuance of mortgage and leasing
 businesses, net of tax                                                                 0           16,361
                                                                                 --------       ----------
NET INCOME (LOSS)                                                                $  4,234        $ (29,433)
                                                                                 --------       ----------
Basic income (loss) from continuing operations per
 common share
  Class A                                                                        $   0.14        $   (1.49)
  Class B                                                                            0.17            (1.48)
  Combined                                                                           0.16            (1.48)
                                                                                 --------       ----------
Diluted income (loss) from continuing operations per
 common share
  Class A                                                                        $   0.14        $   (1.49)
  Class B                                                                            0.17            (1.48)
  Combined                                                                           0.16            (1.48)
                                                                                 --------       ----------
Basic net income (loss) per common share
  Class A                                                                        $   0.14        $   (1.18)
  Class B                                                                            0.17            (1.16)
  Combined                                                                           0.16            (1.17)
                                                                                 --------       ----------
Diluted net income (loss) per common share
  Class A                                                                        $   0.14        $   (1.18)
  Class B                                                                            0.17            (1.16)
  Combined                                                                           0.16            (1.17)
                                                                                 --------       ----------
Basic weighted average common shares outstanding
  Class A                                                                           9,133            9,103
  Class B                                                                          16,301           16,200
  Combined                                                                         25,434           25,303
                                                                                 --------       ----------
Diluted weighted average common shares outstanding
  Class A                                                                           9,139            9,103
  Class B                                                                          16,980           16,200
  Combined                                                                         26,119           25,303
                                                                                 --------       ----------
See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) ($ IN THOUSANDS)

                                                                        CLASS A        CLASS A        CLASS B      ADDITIONAL
                                                     COMPREHENSIVE     PREFERRED        COMMON        COMMON        PAID-IN
                                                     INCOME (LOSS)       STOCK          STOCK          STOCK        CAPITAL
                                                     -------------       -----          -----          -----        -------
BALANCE AT DECEMBER 31, 2000                                             $1,010          $100          $176         $220,371
                                                       ---------         ------          ----          ----         --------
Net income (loss)                                      $ (70,533)
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of ($1,379)                            2,561
                                                       ---------
Comprehensive income (loss)                            $ (67,972)
                                                       =========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                 4            3,476
Stock option exchange for stock and restricted
  stock tender offer                                                                                                     934
Modification of stock options                                                                                          1,966
Issuance of restricted stock                                                                              1              720
Amortization of deferred
 compensation
Retirement of restricted stock                                                                           (2)          (4,118)
Stock buyback
ESOP shares committed to be released
                                                                                                                          13
                                                       ---------         ------          ----          ----         --------
BALANCE AT DECEMBER 31, 2001                                             $1,010          $100          $179         $223,362
                                                       ---------         ------          ----          ----         --------
Net income (loss)                                        $ 4,234
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of $238                                 (443)
                                                       ---------
Comprehensive income (loss)                              $ 3,791
                                                       =========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                                 28
Issuance of restricted stock                                                                             23           18,096
Amortization of deferred
 compensation
Retirement of restricted stock                                                                           (1)               1
Stock buyback
ESOP shares committed to be released
                                                                                                                         (20)
                                                       ---------         ------          ----          ----         --------
BALANCE AT MARCH 31, 2002                                                $1,010          $100          $201         $241,467
                                                       ---------         ------          ----          ----         --------

See Notes to Consolidated Financial Statements

($ IN THOUSANDS)

                                                      DEFERRED        ACCUMULATED
                                                    COMPENSATION        OTHER                                            TOTAL
                                                    & UNEARNED       COMPREHENSIVE      RETAINED      TREASURY       STOCKHOLDERS'
                                                    ESOP SHARES      INCOME (LOSS)      EARNINGS       STOCK            EQUITY
                                                    -----------      -------------      --------       -----            ------
BALANCE AT DECEMBER 31, 2000                           $(19,050)       $ (1,302)        $257,562      $(17,965)         $440,902
                                                       --------        --------         --------      --------          --------
Net income (loss)                                                                        (70,533)                        (70,533)
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of ($1,379)                                           2,561                                            2,561
Comprehensive income (loss)
Preferred and common cash
 dividends declared                                                                       (7,659)                         (7,659)
Exercise of stock options                                                                                                  3,480
Stock option exchange for stock
 and restricted stock tender offer                          618                                         (2,152)             (600)
Modification of stock options                                                                                              1,966
Issuance of restricted stock                               (721)                                                               0
Amortization of deferred
 compensation                                             3,256                                                            3,256
Retirement of restricted stock                            4,120                                                                0
Stock buyback                                                                                           (7,505)           (7,505)
ESOP shares committed to be released                        418                                                              431
                                                       --------        --------         --------      --------          --------
BALANCE AT DECEMBER 31, 2001                           $(11,359)       $  1,259         $179,370      $(27,622)         $366,299
                                                       --------        --------         --------      --------          --------
Net income (loss)                                                                          4,234                           4,234
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of $238                                                (443)                                            (443)
Comprehensive income (loss)
Preferred and common cash
 dividends declared                                                                       (2,195)                         (2,195)
Exercise of stock options                                                                                                     28
Issuance of restricted stock                            (18,119)                                                               0
Amortization of deferred
 compensation                                             1,164                                                            1,164
Retirement of restricted stock                                                                                                 0
Stock buyback                                                                                           (2,073)           (2,073)
ESOP shares committed to be released                        131                                                              111
                                                       --------        --------         --------      --------          --------
BALANCE AT MARCH 31, 2002                              $(28,183)       $    816         $181,409      $(29,695)         $367,125
                                                       --------        --------         --------      --------          --------

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         THREE MONTHS ENDED
($ IN THOUSANDS)                                                                              MARCH 31,
                                                                                      2002                 2001
                                                                                    ---------           ----------
                                                                                             (UNAUDITED)
OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net income (loss)                                                                   $   4,234           $  (29,433)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Loss from discontinued operations, net of tax                                            0                8,438
   Gain, net, on discontinuance of mortgage and leasing
     businesses, net of tax                                                                 0              (16,361)
   Investment securities losses                                                         2,627                8,197
   Depreciation                                                                         2,276                3,103
   Provision for credit losses                                                         10,700                7,940
   Change in deferred origination costs, net of deferred
     fees                                                                                (611)              (2,416)
   Change in receivables held for sale                                                 12,706             (113,752)
   Proceeds from sale of receivables held for sale                                      5,000              100,000
   Change in amounts due from securitizations, other
     assets and other liabilities                                                       9,213               24,762
   Change in retained interests in securitizations                                        800                    0
                                                                                    ---------           ----------
Net cash provided by (used in) operating activities                                    46,945               (9,522)
                                                                                    ---------           ----------
INVESTING ACTIVITIES - CONTINUING OPERATIONS
   Change in federal funds sold and interest-
     bearing deposits                                                                 (40,017)            (417,108)
   Purchase of investments available for sale                                         (90,097)          (1,188,996)
   Proceeds from sales of investments available for sale                              125,193              584,698
   Proceeds from maturing investments available for sale                               36,645              225,166
   Change in receivables not held for sale                                             (6,487)             (15,853)
   Purchases of premises and equipment, net                                            (1,500)              (2,325)
                                                                                    ---------           ----------
Net cash provided by (used in) investing activities                                    23,737             (814,418)
                                                                                    ---------           ----------
FINANCING ACTIVITIES - CONTINUING OPERATIONS
   Change in demand and savings deposits                                                 (391)              13,063
   Proceeds from issuance of time deposits                                             98,386              187,538
   Payments for maturing time deposits                                                (98,818)            (408,861)
   Proceeds from issuance of debt                                                      27,576              107,860
   Payments on redemption of debt                                                     (65,294)             (48,808)
   Change in other borrowings                                                         (32,317)                (131)
   Proceeds from issuance of stock                                                         28                1,230
   Stock buyback                                                                       (2,073)                   0
   Cash dividends paid                                                                 (2,195)              (2,006)
                                                                                    ---------           ----------
Net cash used in financing activities                                                 (75,098)            (150,115)
                                                                                    ---------           ----------
DISCONTINUED OPERATIONS
   Proceeds from the exit of our mortgage business                                          0            1,093,975
   Other cash provided by (used in) operating activities                                3,305             (100,836)
                                                                                    ---------           ----------
Net cash provided by operating activities of
   discontinued operations                                                              3,305              993,139
                                                                                    ---------           ----------
Net increase (decrease) in cash                                                        (1,111)              19,084
Cash at beginning of period                                                            20,952                1,716
                                                                                    ---------           ----------
Cash at end of period                                                               $  19,841           $   20,800
                                                                                    ---------           ----------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

                                 MARCH 31, 2002
                                   (UNAUDITED)

In these notes to consolidated financial statements, "we", "us", and "our" refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

NOTE 1) BASIS OF PRESENTATION

Advanta Corp. (collectively with its subsidiaries, "Advanta") has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our latest annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

NOTE 2) RESTRICTED INTEREST-BEARING DEPOSITS AND INVESTMENTS AVAILABLE FOR SALE

Restricted interest-bearing deposits include amounts held in escrow in connection with our litigation with Fleet Financial Group ("Fleet") of $72.4 million at March 31, 2002 and $72.0 million at December 31, 2001. Restricted interest-bearing deposits also include amounts held in escrow in connection with other litigation-related contingencies of $33.1 million at March 31, 2002 and $36.1 million at December 31, 2001.

Investments available for sale consisted of the following:

                                                         MARCH 31, 2002                        DECEMBER 31, 2001
                                                   --------------------------             -------------------------
                                                   AMORTIZED           MARKET             AMORTIZED          MARKET
                                                     COST              VALUE                COST             VALUE
                                                   --------          --------             --------         --------
U.S. Treasury & other U.S.
  Government securities                            $ 55,760          $ 56,534             $ 85,064         $ 86,202
State and municipal securities                        3,024             3,081                3,889            4,005
Collateralized mortgage obligations                  15,935            16,220               20,909           21,318
Mortgage-backed securities                           10,405            10,549                9,961           10,235
Equity securities(1)                                 22,869            22,869               26,621           26,621
Other                                                62,381            62,376               98,299           98,298
                                                   --------          --------             --------         --------
     Total investments available for sale          $170,374          $171,629             $244,743         $246,679
                                                   --------          --------             --------         --------

(1) Includes venture capital investments of $14.9 million at March 31, 2002 and $18.6 million at December 31, 2001. The amount shown as amortized cost represents fair value for these investments.

NOTE 3) RECEIVABLES

Receivables on the balance sheet, including those held for sale, consisted of the following:

                                                                MARCH 31,               DECEMBER 31,
                                                                  2002                     2001
                                                                --------                 --------
Business credit card receivables                                $395,766                 $416,265
Other receivables                                                 28,170                   28,189
                                                                --------                 --------
       Gross receivables                                         423,936                  444,454
                                                                --------                 --------
Add: Deferred origination costs, net of deferred fees             21,535                   20,924
Less: Allowance for credit losses
  Business credit cards                                          (42,370)                 (41,169)

  Other receivables                                               (1,002)                    (802)
                                                                --------                 --------
       Total allowance                                           (43,372)                 (41,971)
                                                                --------                 --------
Receivables, net                                                $402,099                 $423,407
                                                                --------                 --------

Gross managed receivables (owned receivables and securitized receivables) and managed credit quality data were as follows:

                                                         MARCH 31,            DECEMBER 31,
                                                           2002                  2001
                                                        ----------            ----------
Owned business credit card receivables                  $  395,766            $  416,265
Owned other receivables                                     28,170                28,189
Securitized business credit card receivables             1,630,309             1,626,709
                                                        ----------            ----------
Total managed receivables                                2,054,245             2,071,163
                                                        ----------            ----------
Nonperforming assets - managed                              92,907                81,666
Receivables 30 days or more delinquent - managed           147,428               137,517
Net charge-offs year-to-date - managed                      48,285               143,593
                                                        ----------            ----------

NOTE 4) ALLOWANCE FOR CREDIT LOSSES

The following table presents activity in the allowance for credit losses for the periods presented:

                                          THREE MONTHS         THREE MONTHS
                                          ENDED MARCH 31,     ENDED MARCH 31,
                                               2002                2001
                                             --------            --------
Beginning balance                            $ 41,971            $ 33,367
Provision for credit losses                    10,700               7,940
Gross charge-offs                             (10,383)             (6,830)
Recoveries                                      1,084                 891
                                             --------            --------
Net charge-offs                                (9,299)             (5,939)
                                             --------            --------
Ending balance                               $ 43,372            $ 35,368
                                             --------            --------

NOTE 5) SECURITIZATION ACTIVITIES

The following represents business credit card securitization data for the three months ended March 31, 2002 and 2001, and the key assumptions used in measuring the fair value of retained interests at the time of each new securitization or replenishment during those periods.

                                                                          THREE MONTHS ENDED
                                                                     MARCH 31,           MARCH 31,
                                                                       2002                2001
                                                                   ------------        ------------
Securitization income                                                  $ 29,647            $ 21,261
Interchange income                                                       15,655              13,124
Servicing revenues                                                        7,942               6,652
Proceeds from new securitizations                                         5,000             100,000
Proceeds from collections reinvested in revolving-period
   securitizations                                                      903,768             717,638
Cash flows received on retained interests                                51,394              38,750

KEY ASSUMPTIONS:
  Discount rate                                                            12.0%              12.0%
  Monthly payment rate                                             18.2% - 18.3%      18.8% - 19.0%
  Loss rate                                                        10.4% - 10.7%               7.8%
  Finance charge yield, net of interest
    paid to note holders                                           15.8% - 15.9%      10.8% - 12.1%
                                                                   ------------       ------------

There were no purchases of delinquent accounts during the three months ended March 31, 2002 or 2001.

The following assumptions were used in measuring the fair value of retained interests in business credit card securitizations at March 31, 2002 and 2001. The assumptions listed represent weighted averages of assumptions used for each securitization.

                                                                    MARCH 31,           MARCH 31,
                                                                      2002                2001
                                                                      ----                ----
Discount rate                                                         12.0%               12.0%
Monthly payment rate                                                  18.3%               18.8%
Loss rate                                                             10.7%                7.8%
Finance charge yield, net of interest
  paid to note holders                                                15.9%               12.1%
                                                                      ----                ----

In addition to the assumptions identified above, management also considered qualitative factors such as the impact of the current economic environment on the performance of the business credit card receivables sold and the potential volatility of the current market for similar instruments in assessing the fair value of retained interests in business credit card securitizations.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. The following are the results of those sensitivity analyses on the valuation at March 31, 2002.

     Fair value at March 31, 2002                                          $87,858
     Effect on fair value of the following
      hypothetical changes in key assumptions:
         Discount rate increased by 2%                                       $(877)
         Discount rate increased by 4%                                      (1,745)
         Monthly payment rate at 110% of base assumption                      (580)
         Monthly payment rate at 125% of base assumption                    (1,494)
         Loss rate at 110% of base assumption                               (4,509)
         Loss rate at 125% of base assumption                              (11,273)
         Finance charge yield, net of interest paid to note
           holders, decreased by 1%                                         (4,234)
         Finance charge yield, net of interest paid to note
           holders, decreased by 2%                                         (8,468)

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

NOTE 6) SELECTED BALANCE SHEET INFORMATION

                                                          MARCH 31,         DECEMBER 31,
OTHER ASSETS                                                2002               2001
                                                          --------           --------
Current and deferred income taxes, net                    $ 93,244           $ 94,922
Amounts due from transfer of consumer credit
  card business                                             70,545             70,545
Cash surrender value of insurance contracts                 22,643             26,065
Investment in Fleet Credit Card LLC                         20,000             20,000
Other                                                       46,361             53,157
                                                          --------           --------
Total other assets                                        $252,793           $264,689
                                                          --------           --------

                                                          MARCH 31,        DECEMBER 31,
OTHER LIABILITIES                                           2002               2001
                                                          --------           --------
Accounts payable and accrued expenses                     $ 30,728           $ 43,554
Business credit card rewards                                11,099             10,389
Accrued interest payable                                    10,707              9,095
Other                                                      112,268            114,529
                                                          --------           --------
Total other liabilities                                   $164,802           $177,567
                                                          --------           --------

NOTE 7) CAPITAL STOCK

The Board of Directors of Advanta Corp. has authorized management to purchase up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our capital securities, or some combination thereof. During the year ended December 31, 2001, we repurchased 693,300 shares of our Class B Common Stock. In the three months ended March 31, 2002 we repurchased 211,000 shares of our Class B Common Stock.

Cash dividends per share of common stock declared during the three months ended March 31, 2002 and 2001 were $0.063 for Class A Common Stock and $0.076 for Class B Common Stock.

NOTE 8) SEGMENT INFORMATION

                                                       ADVANTA
                                                       BUSINESS          VENTURE
                                                        CARDS            CAPITAL          OTHER (1)           TOTAL
                                                      -----------        --------        -----------        -----------
THREE MONTHS ENDED MARCH 31, 2002

Interest income                                       $    22,778        $      2        $     3,626        $    26,406
Interest expense                                            8,771             205              4,134             13,110
Noninterest revenues (losses), net                         58,139          (2,579)               (93)            55,467
Pretax income (loss) from continuing operations            13,744          (3,435)            (3,424)             6,885
Average managed receivables                             2,013,103               0             28,191          2,041,294
Total assets                                              575,397          17,529            973,065          1,565,991
                                                      -----------        --------        -----------        -----------
THREE MONTHS ENDED MARCH 31, 2001

Interest income                                       $    20,680        $     31        $    15,480        $    36,191
Interest expense                                            7,220             418             16,638             24,276
Noninterest revenues (losses), net                         44,989         (11,355)            (5,822)            27,812
Unusual charges                                                 0               0             40,750             40,750
Pretax income (loss) from continuing operations            13,448         (12,715)           (54,969)           (54,236)
Average managed receivables                             1,691,479               0             28,547          1,720,026
Total assets                                              488,934          35,631          2,176,349          2,700,914
                                                      -----------        --------        -----------        -----------

(1) Other includes insurance operations and assets, investment and other activities not attributable to reportable segments. Total assets in the "Other" segment include net assets of discontinued operations.

NOTE 9) UNUSUAL CHARGES

Effective February 28, 2001, we completed the exit of our mortgage business, Advanta Mortgage, through a purchase and sale agreement with Chase Manhattan Mortgage Corporation as buyer (the "Mortgage Transaction"). Subsequent to the Mortgage Transaction and discontinuance of our leasing business in the first quarter of 2001, we implemented a plan to restructure our corporate functions to a size commensurate with our ongoing businesses and incurred certain other unusual charges related to employee costs. Costs associated with this restructuring activity and other employee costs are included in unusual charges in the consolidated income statements. Accruals related to these costs are included in other liabilities in the consolidated balance sheets. The details of these costs are as follows:

                                                                            DEC. 31,                          MAR. 31,
                                                           CHARGED           2001            CHARGED            2002
                                       ACCRUED IN         TO ACCRUAL         ACCRUAL        TO ACCRUAL         ACCRUAL
                                         2001              IN 2001           BALANCE         IN 2002           BALANCE
                                        -------            -------           ------           ------           ------
Employee costs                          $27,296            $24,768           $2,528           $1,655           $  873
Expenses associated with exited
    businesses/products                  11,895             11,266              629               55              574
Asset impairments                         2,559              2,559                0                0                0
                                        -------            -------           ------           ------           ------
Total                                   $41,750            $38,593           $3,157           $1,710           $1,447
                                        =======            =======           ======           ======           ======

Employee costs

In the first quarter of 2001, we recorded a $4.1 million charge for severance and outplacement costs associated with the restructuring of corporate functions. There were 69 employees severed who were entitled to benefits. These employees worked in corporate support functions including accounting and finance, human resources, information technology, legal and facilities management. Employees were notified in March 2001, and severance amounts were paid over a 12-month period. These payments will be completed in the second quarter of 2002.

Additionally, during 2001, we incurred $23.2 million of other employee costs. This amount includes approximately $10 million attributable to bonuses to certain key employees in recognition of their efforts on behalf of Advanta in the strategic alternatives process. It also includes approximately $4.5 million of bonuses in recognition of the restructuring of the company and other significant transitional efforts. These bonuses were paid over a 12-month period. In the second quarter of 2001, we recorded a $1.0 million increase in employee costs related to a revision in estimate associated with these bonuses. In 2001, we accelerated vesting of 32% of outstanding options that were not vested at the date of the closing of the Mortgage Transaction. This acceleration resulted in a noncash charge of $1.3 million. In connection with reviewing our compensation plans after the Mortgage Transaction and restructuring of corporate functions, we implemented a program whereby all outstanding stock appreciation rights and shares of phantom stock were terminated in exchange for cash to be paid through a deferred compensation arrangement. We recorded charges of $2.9 million associated with this exchange. The charge reflects a $0.7 million reduction recorded in the three months ended September 30, 2001, as actual cash settlement costs were less than estimated. Due to the restructuring of the company, we implemented programs whereby certain out-of-the-money options were exchanged for shares of stock, and whereby certain shares of restricted stock were exchanged for cash and stock options in a tender offer, subject to certain performance conditions and vesting requirements. Noncash charges associated with the issuance of the stock, stock options and the tender offer totaled $3.6 million. This charge reflects a $1.4 million increase recorded in the three months ended September 30, 2001, as actual noncash charges associated with the tender offer were more than estimated.

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

In 1998, in connection with the transfer of our consumer credit card business to Fleet Credit Card LLC (the "Consumer Credit Card Transaction"), we made major organizational changes to reduce corporate expenses incurred in the past: (a) to support the business contributed to Fleet Credit Card LLC in the Consumer Credit Card Transaction, and (b) associated with the business and products no longer being offered or not directly associated with our mortgage, business credit card and leasing units. As of December 31, 2000, the remaining accrual related to charges associated with these organizational changes was $13.0 million. This accrual related to contractual commitments to certain customers, and non-related financial institutions that were providing benefits to those customers, under a product that was no longer offered and for which no future revenues or benefits would be received. A third party assumed the liabilities associated with these commitments in the first quarter of 2001, and we recorded an additional charge relating to the settlement of these commitments of $10.3 million.

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

NOTE 10) EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share.

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             2002            2001
                                                           --------        --------
Income (loss) from continuing operations                   $  4,234        $(37,356)
 Less: Preferred A dividends                                   (141)           (141)
                                                           --------        --------
Income (loss) from continuing operations
 available to common shareholders                             4,093         (37,497)
Loss from discontinued operations,
 net of tax                                                       0          (8,438)
Gain, net, on discontinuance of mortgage and
 leasing businesses, net of tax                                   0          16,361
                                                           --------        --------
Net income (loss) available to common
 shareholders                                                 4,093         (29,574)
 Less: Class A dividends declared                              (574)           (572)
 Less: Class B dividends declared                            (1,480)         (1,293)
                                                           --------        --------
Undistributed net income (loss)                            $  2,039        $(31,439)
                                                           --------        --------
Basic income (loss) from continuing
 operations per common share
  Class A                                                  $   0.14        $  (1.49)
  Class B                                                      0.17           (1.48)
  Combined(1)                                                  0.16           (1.48)
Diluted income (loss) from continuing
 operations per common share
  Class A                                                  $   0.14        $  (1.49)
  Class B                                                      0.17           (1.48)
  Combined(1)                                                  0.16           (1.48)
Basic net income (loss) per common share
  Class A                                                  $   0.14        $  (1.18)
  Class B                                                      0.17           (1.16)
  Combined(1)                                                  0.16           (1.17)
Diluted net income (loss) per common share
  Class A                                                  $   0.14        $  (1.18)
  Class B                                                      0.17           (1.16)
  Combined(1)                                                  0.16           (1.17)
                                                           --------        --------
Basic weighted average common shares outstanding
  Class A                                                     9,133           9,103
  Class B                                                    16,301          16,200
  Combined                                                   25,434          25,303
Options Class B                                                 346               0
Restricted shares Class A                                         6               0
Restricted shares Class B                                       333               0
Diluted weighted average common shares outstanding
  Class A                                                     9,139           9,103
  Class B                                                    16,980          16,200
  Combined                                                   26,119          25,303
Antidilutive shares
  Options Class B                                             1,589           2,847
  Restricted shares Class A                                       8              47
  Restricted shares Class B                                   1,979             914
                                                           --------        --------

(1)      Combined represents a weighted average of Class A and Class B earnings
         (loss) per common share.

NOTE 11) CONTINGENCIES

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which we deny, center around Fleet's assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card LLC in connection with the Consumer Credit Card Transaction in 1998. Fleet seeks damages of approximately $141 million. We filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that we contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities we have already assumed. We also filed a countercomplaint against Fleet for approximately $101 million in damages we believe have been caused by certain actions of Fleet following the closing of the Consumer Credit Card Transaction. In October 2001, the court issued a ruling on summary judgment in favor of Fleet on certain legal issues and positions advocated by Fleet and against others that Fleet advocated. As a result, for purposes of trial only, the parties stipulated to a number of issues relating to the court's orders including certain amounts that would be owed by each party to the other, while preserving their rights to appeal. Many issues remained to be determined at trial, including the financial impact of all issues in dispute. The trial took place in November and December 2001. Post-trial briefing is complete and on April 10, 2002, the Court heard oral argument. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an escrow account in February 2001. Taking into account amounts that Fleet owes to us and the amount escrowed, including interest, we have funded our estimated maximum net exposure to Fleet in the litigation. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results given the amount escrowed, our reserves and amounts that Fleet owes us.

On December 5, 2000, a former executive of Advanta obtained a jury verdict against Advanta in the amount of $3.9 million in the United States District Court for the Eastern District of Pennsylvania, in connection with various claims against Advanta related to the executive's termination of employment. In September 2001, the District Court Judge issued orders denying both parties' post-trial motions. A judgment in the amount of approximately $6 million, which includes the $3.9 million described above, was entered against Advanta. In September 2001, Advanta filed an appeal to the United States Court of Appeals for the Third Circuit. Advanta has posted a supersedeas bond in the amount of $8 million. The plaintiff filed a cross-appeal from the order adverse to him. Advanta is vigorously pursuing its appeal. Both parties have filed their briefs in the Court of Appeals and oral argument is scheduled for June 2002. The District Court Judge has not yet ruled on the executive's petition for attorney's fees and costs in the amount of approximately $1.2 million, which Advanta has contested. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On December 21, 2000, Banc One Financial Services, Inc. and Bank One, N.A. (together "Banc One") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, that alleges, among other things, that Advanta breached two mortgage loan servicing agreements by wrongfully withholding as termination fees an amount in excess of $23 million, from amounts that we had collected under the loan servicing agreements. An answer to Banc One's second amended complaint was filed in July 2001 denying liability, raising affirmative defenses and asserting a counterclaim. Various motions were filed, including Advanta's motion for partial summary judgment under one of the two loan servicing agreements, Banc One's motion for summary judgment on liability under both loan servicing agreements, and Banc One's motions to strike Advanta's counterclaim and ninth affirmative defense (both alleging breach of the implied covenant of good faith and fair dealing). In January 2002, the court entered an opinion and order on the pending motions, which granted in part and denied in part both parties' motions for summary judgment. The court treated Banc One's motions to strike as motions for summary judgment, and although not entirely clear on this point, apparently granted them in part and denied them in part. Banc One's motions to strike were denied as moot. The court's ruling is essentially an interlocutory ruling in favor of Advanta under one of the two agreements and in favor of Banc One under the other of the two agreements. Advanta's counterclaim survives in part. The court's order does not constitute a final judgment and no assessment of damages either on Advanta's counterclaim or Banc One's claim has occurred. Further proceedings in the trial court on the matter of damages on both the surviving portion of Advanta's counterclaim and Banc One's surviving claim are to ensue. At this time, motions on damages issues filed by both Advanta and Bank One are pending. Advanta's motion asks the court to enter summary judgment or judgment on the pleadings in its favor, dismissing Bank One's claim for punitive damages. Bank One's motion asks the court to enter findings that it is entitled to certain damages as a matter of law as a result of the court's decision awarding it partial summary judgment. Both parties ask for the opportunity to conduct further discovery and any decision on these motions still will not encompass a final judgment. Thus, the amount of damages which Banc One might ultimately be entitled to recover from Advanta remains undetermined and dependent upon a number of factors, including the resolution of various legal issues which remain to be resolved and the amount of any damages Advanta might be entitled to recover against Banc One on its counterclaim, which likewise remains undetermined. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On July 26, 2001, Chase Manhattan Mortgage Corporation ("Chase") filed a complaint against Advanta and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that Advanta breached its contract with Chase in connection with the Mortgage Transaction. Chase claims that Advanta misled Chase concerning the value of certain of the assets sold to Chase. In September 2001, Advanta filed an answer to the complaint in which Advanta denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to Advanta in connection with the transaction. The matter is in discovery and trial is not anticipated before September 2003. We believe that the lawsuit is without merit and will vigorously defend Advanta. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact to Advanta or the named subsidiaries.

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

For the three months ended March 31, 2002, we reported net income from continuing operations of $4.2 million or $0.16 per combined diluted common share, compared to net loss from continuing operations of $37.4 million or $1.48 per combined diluted common share for the same period of 2001. The net loss from continuing operations for the three months ended March 31, 2001 included pretax unusual charges of $40.8 million, representing costs associated with the restructure of our corporate functions to a size commensurate with our ongoing businesses and certain other unusual charges related to employee costs.

Net income for Advanta Business Cards was $8.5 million for the three months ended March 31, 2002 and $8.3 million for the same period of 2001. Our venture capital segment had a net loss of $2.1 million for the three months ended March 31, 2002 and a net loss of $7.8 million for the same period of 2001.

Loss from discontinued operations, net of tax, was $8.4 million for the period from January 1, 2001 through February 28, 2001, the effective date of the Mortgage Transaction. In addition to the operating results of discontinued operations, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $16.4 million for the three months ended March 31, 2001. The components of this net gain include a pretax gain on the Mortgage Transaction of $27.8 million, a pretax loss on the discontinuance of our leasing business of $4.0 million, and tax provision of $7.4 million. The gain on the Mortgage Transaction does not reflect any impact from the post-closing adjustment process that has been extended by agreement of the parties.

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

         (9) the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, examinations, and agreements between our bank subsidiaries and their regulators;

         (10) relationships with customers, significant vendors and business partners;

         (11)     the amount and cost of financing available to us;

         (12)     the ratings on our debt and the debt of our subsidiaries;

         (13) revisions to estimated charges associated with the discontinued operations of our mortgage and leasing businesses; and

         (14)     the impact of litigation.

Additional risks that may affect our future performance are set forth elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2001 and in our other filings with the Securities and Exchange Commission.

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

The managed business credit card receivable portfolio grew from $1.8 billion at March 31, 2001 to $2.0 billion at December 31, 2001 and March 31, 2002. Advanta Business Cards originated 42,291 new accounts in the three months ended March 31, 2002, compared to 68,771 new accounts for the same period of 2001. The decrease in originations in the three months ended March 31, 2002 is consistent with our expectations and reflects the timing of direct mail marketing campaigns for 2002.

Pretax income for Advanta Business Cards was $13.7 million for the three months ended March 31, 2002 as compared to $13.4 million for the same period of 2001. The components of pretax income for Advanta Business Cards for the three months ended March 31, 2002 and 2001 were as follows:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ------------------------
                                                    2002            2001
                                                  --------        --------
Net interest income on owned receivables          $ 14,007        $ 13,460
Noninterest revenues                                58,139          44,989
Provision for credit losses                        (10,500)         (7,940)
Operating expenses                                 (47,902)        (37,061)
                                                  --------        --------
Pretax income                                     $ 13,744        $ 13,448
                                                  --------        --------

The increase in noninterest revenues is due primarily to growth in managed receivables and increased interchange income. The increase in the provision for credit losses reflects the seasoning of the business credit card portfolio and the prevailing economic environment. The increase in operating expenses resulted from growth in managed receivables and additional investments in initiatives to strengthen our position as a leading issuer of business credit cards to the small business market.

SECURITIZATION INCOME

Advanta Business Cards recognized securitization income of $29.6 million for the three months ended March 31, 2002 and $21.3 million for the three months ended March 31, 2001. Advanta Business Cards sells interests in receivables through securitizations. Advanta Business Cards also sells receivables to existing securitization trusts on a continuous basis to replenish the investors' interest in trust receivables that have been repaid by the cardholders. The increase in securitization income in 2002 was due to increased volume of securitized receivables and a decrease in the securitized cost of funds, partially offset by increased credit losses on securitized receivables.

The following table provides selected information on a managed portfolio basis.

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                               --------------------------------
MANAGED PORTFOLIO DATA ($ IN THOUSANDS)                            2002               2001
                                                               ------------        ------------
Average managed business credit card receivables               $  2,013,103        $  1,691,479
Ending managed business credit card receivables                   2,026,075           1,781,005
Ending number of accounts - managed                                 684,418             627,501
As a percentage of average managed receivables:
  Net interest margin                                                  16.8%               13.7%
  Fee revenues                                                          5.3%                5.2%
  Net charge-offs                                                       9.6%                6.5%
  Risk-adjusted revenues (1)                                           12.5%               12.4%
Total receivables 30 days or more delinquent at March 31                7.2%                5.2%
                                                               ------------        ------------


(1) Risk-adjusted revenues represent net interest margin and fee revenues, less net charge-offs.


SERVICING REVENUES

Advanta Business Cards recognized servicing revenue of $7.9 million for the three months ended March 31, 2002, compared to servicing revenue of $6.7 million for the three months ended March 31, 2001. The increase in servicing revenue was due to increased volume of securitized receivables.

INTERCHANGE INCOME

Business credit card interchange income on managed business credit card receivables was $20.2 million for the three months ended March 31, 2002 and $17.6 million for the same period of 2001. The increase in interchange income was primarily due to higher purchase volume related to the increase in average managed business credit card accounts and receivables. The average interchange rate was 2.1% in the three months ended March 31, 2002 and 2001.

VENTURE CAPITAL

Our venture capital segment makes venture capital investments through certain of our affiliates. The investment objective is to earn attractive returns by building the long-term values of the businesses in which we invest. The fair value of our venture capital investments was $14.9 million at March 31, 2002 and $18.6 million at December 31, 2001. The fair values of these equity investments are subject to significant volatility. Our investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. We primarily invest in privately-held companies, including early stage companies. These investments are inherently risky as the market for the technologies or products the investees have under development may never materialize.

Pretax loss for the venture capital segment was $3.4 million for the three months ended March 31, 2002, and included $2.6 million of decreases in valuations of venture capital investments. Pretax loss for the venture capital segment was $12.7 million for the three months ended March 31, 2001, and included a $4.9 million loss on the sale of a venture capital investment and $6.5 million of net decreases in valuations of venture capital investments.

INTEREST INCOME AND EXPENSE

Interest income decreased by $9.8 million for the three months ended March 31, 2002 as compared to the same period of 2001. The decrease in interest income for the three months ended March 31, 2002 was due primarily to a decrease in investments. Excess liquid assets resulting from the Mortgage Transaction in 2001 were held in short-term, high quality investments until they could be deployed. See further discussion in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Also contributing to the decreased interest income was a decrease in the average yield earned on our investment portfolio as a result of the prevailing interest rate environment.

During the three months ended March 31, 2002, interest expense decreased by $11.2 million as compared to the same period of 2001. The decrease in interest expense for the three months ended March 31, 2002 was due to a reduction in outstanding deposits and debt and a decrease in our cost of funds. Our cost of funds decreased to 5.85% for the three months ended March 31, 2002 from 7.26% during the same period of 2001 as a result of the prevailing interest rate environment.

The following table provides an analysis of owned interest income and expense data, average balance sheet data, net interest spread and net interest margin for both continuing and discontinued operations. Net interest spread represents the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin represents the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets. Interest income includes late fees on business credit card receivables. Average owned receivables include deferred origination costs, net of deferred fees.

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                            THREE MONTHS ENDED MARCH 31,
                                --------------------------------------------------------------------------------
                                               2002                                          2001
                                -------------------------------------       -------------------------------------
                                 AVERAGE                      AVERAGE        AVERAGE                      AVERAGE
                                BALANCE(1)       INTEREST      RATE         BALANCE(1)      INTEREST       RATE
                                ----------       -------       -----        ----------      --------       ----
ON-BALANCE SHEET
Receivables:
 Business credit cards(2)       $  397,447       $20,119       20.53%       $  370,465       $18,186       19.91%
 Other receivables                  28,191           336        4.83            28,547           210        2.99
                                ----------       -------                    ----------      --------
Total owned receivables            425,638        20,455       19.49           399,012        18,396       18.70
Investments(3)                     568,657         3,294        2.32         1,119,174        15,719        5.62
Retained interests in
 securitizations                    88,649         2,660       12.00            72,908         2,187       12.00
Interest-earning assets
 of discontinued
 operations                         54,536         1,159        8.50           585,161        22,803       15.65
                                ----------       -------                    ----------      --------
Total interest-earning
 assets                         $1,137,480       $27,568        9.80%       $2,176,255       $59,105       10.93%


Interest-bearing
 liabilities(4)                 $  951,073       $13,716        5.85%       $2,089,883       $37,518        7.26%


Net interest spread                                             3.95%                                       3.67%
Net interest margin                                             4.94%                                       4.02%

(1)      Includes assets held and available for sale and nonaccrual receivables.

(2) Interest income includes late fees on business credit card receivables of $2.8 million for the three months ended March 31, 2002 and $2.0 million for the three months ended March 31, 2001.

(3) Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(4) Includes funding of assets for both continuing and discontinued operations.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses of $10.7 million for the three months ended March 31, 2002 increased by $2.8 million as compared to the provision for credit losses of $7.9 million for the same period of 2001. This increase reflects the seasoning of the business credit card portfolio and the current economic environment. These factors were evident in the delinquency rates and charge-off rates for those periods as shown in the following table. The allowance for credit losses on business credit card receivables was $42.4 million at March 31, 2002, or 10.7% of owned receivables, as compared to $41.2 million, or 9.9% of owned receivables at December 31, 2001. We have experienced a trend of increasing charge-off rates, consistent with our expectations of the seasoning portfolio and the current economic environment, which has been factored into our estimate of the allowance for credit losses. We ceased origination of business credit card accounts with credit scores of less than 661 in June 2000. This segment of the portfolio represented approximately 15.2% of our owned and managed business credit card receivables at December 31, 2001 and approximately 14.4% of our owned and managed business credit card receivables at March 31, 2002. Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors, we expect charge-off rates to be higher in the first half of 2002 than in the second half based on the current composition of the portfolio.

The following table provides a summary of allowance for credit losses, nonperforming assets, delinquencies and charge-offs as of and for the year-to-date periods indicated ($ in thousands). Consolidated data includes business credit cards and other receivables.

                                                     MARCH 31,       DECEMBER 31,        MARCH 31,
CREDIT QUALITY                                         2002              2001              2001
--------------                                      ----------        ----------        ----------
CONSOLIDATED - MANAGED
Nonperforming assets                                $   92,907        $   81,666        $   54,016
Receivables 30 days or more delinquent                 147,428           137,517            93,478
As a percentage of gross receivables:
 Nonperforming assets                                      4.5%              3.9%              3.0%
 Receivables 30 days or more delinquent                    7.2               6.6               5.2

Net charge-offs:
 Amount                                             $   48,285        $  143,593        $   27,489
 As a percentage of average gross receivables
  (annualized)                                             9.5%              7.6%              6.4%

CONSOLIDATED - OWNED
Allowance for credit losses                         $   43,372        $   41,971        $   35,368
Nonperforming assets                                    18,543            20,052            11,961
Receivables 30 days or more delinquent                  30,154            29,520            19,917
As a percentage of gross receivables:
 Allowance for credit losses                              10.2%              9.4%              9.2%
 Nonperforming assets                                      4.4               4.5               3.1
 Receivables 30 days or more delinquent                    7.1               6.6               5.2
Net charge-offs:
 Amount                                             $    9,299        $   27,372        $    5,939
 As a percentage of average gross receivables
  (annualized)                                             8.7%              6.7%              6.0%

BUSINESS CREDIT CARDS - MANAGED
Nonperforming assets                                $   92,236        $   81,083        $   53,556
Receivables 30 days or more delinquent                 145,393           136,037            92,692
As a percentage of gross receivables:
 Nonperforming assets                                      4.6%              4.0%              3.0%
 Receivables 30 days or more delinquent                    7.2               6.7               5.2
Net charge-offs:
 Amount                                             $   48,285        $  143,590        $   27,489
 As a percentage of average gross receivables
  (annualized)                                             9.6%              7.7%              6.5%

BUSINESS CREDIT CARDS - OWNED
Allowance for credit losses                         $   42,370        $   41,169        $   35,166
Nonperforming assets                                    17,872            19,469            11,501
Receivables 30 days or more delinquent                  28,119            28,040            19,131
As a percentage of gross receivables:
 Allowance for credit losses                              10.7%              9.9%              9.9%
 Nonperforming assets                                      4.5               4.7               3.2
 Receivables 30 days or more delinquent                    7.1               6.7               5.4
Net charge-offs:
 Amount                                             $    9,299        $   27,369        $    5,939
 As a percentage of average gross receivables
  (annualized)                                             9.4%              7.2%              6.4%

OTHER REVENUES

($ in thousands)                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                   ------------------------
                                                    2002             2001
                                                   -------         --------
Investment securities losses, net                  $(2,627)        $ (8,197)
Business credit card rewards                        (2,004)          (1,543)
Insurance revenues (losses), net, and other          2,316           (7,983)
                                                   -------         --------
  Total other revenues, net                        $(2,315)        $(17,723)
                                                   =======         ========

Investment securities losses, net, include changes in the fair value and realized gains (losses) on venture capital investments. Investment securities losses for the three months ended March 31, 2002 include $2.6 million of decreases in valuations of venture capital investments. Investment securities losses, net, for the three months ended March 31, 2001 include a $4.9 million loss on the sale of a venture capital investment, $6.5 million of net decreases in valuations of venture capital investments, and $3.2 million of realized gains on other investments.

Business credit card rewards, which include bonus miles and cash-back rewards, are earned by eligible cardholders based on net purchases charged to their accounts. Increases in business credit card rewards in the three months ended March 31, 2002 were due to the increase in average managed business credit card accounts in the rewards programs and the corresponding purchase activity in those accounts, partially offset by a reduction in the estimated cost of future reward redemptions.

In the first quarter of 2001, we successfully negotiated an early termination of our strategic alliance with Progressive Casualty Insurance Company to direct market auto insurance. Insurance revenues, net, and other for the three months ended March 31, 2001 includes operating results of insurance operations, the impact of the termination of the strategic alliance with Progressive Casualty Insurance Company and $10 million of charges related to the write-off of insurance-related deferred acquisition costs that were unrealizable subsequent to the termination of the auto insurance strategic alliance.

OPERATING EXPENSES

($ in thousands)                                THREE MONTHS ENDED
                                                     MARCH 31,
                                             ------------------------
                                              2002             2001
                                             -------          -------
Salaries and employee benefits               $17,131          $14,995
Amortization of business credit card
 deferred origination costs, net              12,022            7,794
External processing                            4,225            3,863
Professional/consulting fees                   3,835            3,064
Equipment                                      2,601            2,026
Marketing                                      1,911            4,824
Credit                                         1,673            1,158
Occupancy                                      1,611            1,052
Insurance                                        817            1,416
Other                                          3,132            2,861
                                             -------          -------
Total operating expenses                     $48,958          $43,053
                                             -------          -------

Salaries and employee benefits, amortization of business credit card deferred origination costs, net, and external processing expenses have increased for the three months ended March 31, 2002 as compared to the same period of 2001, due primarily to growth in managed business credit card receivables. Average managed business credit card receivables increased 19% to $2.0 billion for the three months ended March 31, 2002 from $1.7 billion for the same period of 2001. Salaries and employee benefits in the three months ended March 31, 2002 also reflect additional investments in initiatives to strengthen our position as a leading issuer of business credit cards to the small business market. We expect our total operating expenses to continue to increase in 2002 as we continue to make these types of additional investments. These include initiatives to provide additional value to our existing customers, customer retention campaigns, development of ancillary non-financial products and services, development of affinity cards and partnership relationships, and enhancement of internet capabilities for servicing our customers.

The decrease in marketing expense in the three months ended March 31, 2002 as compared to 2001 reflects our decreased origination activities in our retail note program as a result of our liquidity position subsequent to the Mortgage Transaction in 2001. The decrease in insurance expense in the three months ended March 31, 2002 as compared to 2001 is primarily a result of a decrease in FDIC insurance costs on deposit liabilities. Our FDIC insurance costs decreased due to the significant reduction in our outstanding deposits at Advanta National Bank subsequent to the Mortgage Transaction, and due to a decrease in the insurance assessment rate at Advanta Bank Corp.

LITIGATION CONTINGENCIES

Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to the Mortgage Transaction in the first quarter of 2001. See discussion in Note 11 to the consolidated financial statements. Management believes that the aggregate liabilities, if any, resulting from these actions will not have a material adverse effect on the consolidated financial position or results of our operations based on the level of litigation reserves we have established and our expectations regarding the ultimate resolutions of these actions. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. Our litigation reserves are included in other liabilities on the consolidated balance sheets.

UNUSUAL CHARGES

Subsequent to the exit of our mortgage business and discontinuance of our leasing business in the first quarter of 2001, we implemented a plan to restructure our corporate functions to a size commensurate with our ongoing businesses and incurred certain other unusual charges related to employee costs. The restructuring activities had no significant impact on operations while they were ongoing. Due to the termination of employees and the write-off of certain assets no longer used, we expected and realized lower personnel expenses in the support functions in the 12 months following the charges, and expected to realize lower depreciation and amortization expense over the following 5-7 years. These decreases were due to the termination of employees and the write-off or write-down of assets previously deployed in connection with exited businesses. We also expected and realized the elimination of the costs of the contractual commitments associated with exited business products from future operating results over the estimated timeframe of the contracts.

EMPLOYEE COSTS

In the first quarter of 2001, we recorded a $4.1 million charge for severance and outplacement costs associated with the restructuring of corporate functions. There were 69 employees severed who were entitled to benefits. These employees worked in corporate support functions including accounting and finance, human resources, information technology, legal and facilities management. Employees were notified in March 2001, and severance amounts were paid over a 12-month period. These payments will be completed in the second quarter of 2002.

Additionally, during 2001, we incurred $23.2 million of other employee costs. This amount includes approximately $10 million attributable to bonuses to certain key employees in recognition of their efforts on behalf of Advanta in the strategic alternatives process. It also includes approximately $4.5 million of bonuses in recognition of the restructuring of the company and other significant transitional efforts. These bonuses were paid over a 12-month period. In the second quarter of 2001, we recorded a $1.0 million increase in employee costs related to a revision in estimate associated with these bonuses. In 2001, we accelerated vesting of 32% of outstanding options that were not vested at the date of the closing of the Mortgage Transaction. This acceleration resulted in a noncash charge of $1.3 million. In connection with reviewing our compensation plans after the Mortgage Transaction and restructuring of corporate functions, we implemented a program whereby all outstanding stock appreciation rights and shares of phantom stock were terminated in exchange for cash to be paid through a deferred compensation arrangement. We recorded charges of $2.9 million associated with this exchange. The charge reflects a $0.7 million reduction recorded in the three months ended September 30, 2001, as actual cash settlement costs were less than estimated. Due to the restructuring of the company, we implemented programs whereby certain out-of-the-money options were exchanged for shares of stock, and whereby certain shares of restricted stock were exchanged for cash and stock options in a tender offer, subject to certain performance conditions and vesting requirements. Noncash charges associated with the issuance of the stock, stock options and the tender offer totaled $3.6 million. This charge reflects a $1.4 million increase recorded in the three months ended September 30, 2001, as actual noncash charges associated with the tender offer were more than estimated.

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

MARKET RISK SENSITIVITY

We are exposed to equity price risk on the equity securities in our investments available for sale portfolio. A 20% adverse change in equity prices would result in an approximate $4.6 million decrease in the fair value of our equity investments as of March 31, 2002.

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

We estimate that at March 31, 2002, our net interest income over a 12-month period would increase by approximately 10% if interest rates were to rise by 200 basis points, and that our net interest income over a 12-month period would decrease by approximately 7% if interest rates were to fall by 200 basis points. We estimate that at March 31, 2002, our managed net interest income over a 12-month period would decrease by approximately 4% if interest rates were to rise by 200 basis points, and that our managed net interest income over a 12-month period would increase by approximately 5% if interest rates were to fall by 200 basis points. Our business credit card receivables include interest rate floors that cause our managed net interest income to rise in the declining rate scenario. The interest rate floors also cause a decrease in managed net interest income in a rising rate scenario. This is because rates at March 31, 2002 are well below certain of the interest rate floors, and a 200 basis point increase in rates would not impact the contractual rate on a substantial portion of the receivables.

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

LIQUIDITY AND CAPITAL RESOURCES

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.'s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to a diversity of funding sources as described below, and had a high level of liquidity at March 31, 2002. At March 31, 2002, we had $274 million of federal funds sold, $185 million of receivables held for sale, and $126 million of investments, which could be sold to generate additional liquidity. Components of funding were as follows:

                                             MARCH 31, 2002                 DECEMBER 31, 2001
                                          ---------------------          -----------------------
                                            AMOUNT           %             AMOUNT             %
                                          ----------        ---          ----------          ---
Off-balance sheet business credit
  card receivables                        $1,630,309         54%         $1,626,709           53%
Deposits                                     639,086         21             636,915           21
Debt and other borrowings                    294,978         10             355,899           11
Equity, including capital
  securities                                 467,125         15             466,299           15
                                          ----------        ---          ----------          ---
Total                                     $3,031,498        100%         $3,085,822          100%
                                          ----------        ---          ----------          ---

At March 31, 2002, we had a $280 million committed commercial paper conduit facility secured by business credit card receivables, of which $155 million was unused at March 31, 2002.

The Mortgage Transaction in the first quarter of 2001 resulted in liquidity in excess of the needs of our continuing businesses. Excess liquid assets were held in short-term, high-quality investments earning money market rates until they could be deployed. As a result, we had interest expense in excess of interest income on this excess liquidity in 2001. We expect to continue to have interest expense in excess of interest income for the next few quarters due to the time required for our high-rate debt to mature. We anticipate replacing these debt maturities with notes bearing lower interest rates more in line with the current market rates.

In the first quarter of 2001, after consideration of the parent liquidity and the capital requirements for the ongoing business, the Board of Directors of Advanta Corp. authorized management to purchase up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our capital securities, or some combination thereof. We intend to make purchases modestly and when we believe it is prudent to do so while we analyze evolving capital requirements. During the year ended December 31, 2001, we repurchased 693,300 shares of our Class B Common Stock. In the three months ended March 31, 2002 we repurchased 211,000 shares of our Class B Common Stock.

In 2000, Advanta Bank Corp. entered into agreements with its bank regulatory agencies, primarily relating to the bank's subprime lending operations. These agreements imposed temporary deposit growth limits at Advanta Bank Corp. and required prior regulatory approval of cash dividends. In April 2002, the agreements were removed and, as a result, the restrictions in the agreements on deposit growth and payment of cash dividends are no longer applicable. We believe that the removal of the agreements is the result of our ongoing efforts to enhance Advanta Bank Corp.'s practices, procedures and regulatory relationships. In connection with removing the agreements, Advanta Bank Corp. has reached an understanding with its regulators to continue its ongoing efforts to enhance processes and practices. The understanding is consistent with the manner in which Advanta Bank Corp. is operating its business and includes no restrictions expected to have any impact on our financial results.

In 2000, Advanta National Bank also reached agreements with its bank regulatory agency, primarily relating to the bank's subprime lending operations. The agreements established temporary asset growth limits at Advanta National Bank, imposed restrictions on taking brokered deposits and required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards. In 2001, Advanta National Bank entered into an additional agreement with its regulatory agency regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction, and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to 12.7% for Tier 1 and Total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement prohibits the payment of dividends by Advanta National Bank without prior regulatory approval.

At March 31, 2002, Advanta Bank Corp.'s combined total capital ratio (combined Tier I and Tier II capital) was 21.71%, and Advanta National Bank's combined total capital ratio was 22.47%. At December 31, 2001, Advanta Bank Corp.'s combined total capital ratio (combined Tier I and Tier II capital) was 18.80% and Advanta National Bank's combined total capital ratio was 23.34%. In each case, Advanta Bank Corp. and Advanta National Bank had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of our agreement with the OCC, even though we have achieved the higher imposed capital ratios required by the agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report on Form 10-Q. See "Asset/Liability Management-Market Risk Sensitivity."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which we deny, center around Fleet's assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card LLC in connection with the Consumer Credit Card Transaction in 1998. Fleet seeks damages of approximately $141 million. We filed an answer to the complaint denying the material allegations of the complaint, but acknowledging that we contributed $1.8 million in excess liabilities in the post-closing adjustment process, after taking into account the liabilities we have already assumed. We also filed a countercomplaint against Fleet for approximately $101 million in damages we believe have been caused by certain actions of Fleet following the closing of the Consumer Credit Card Transaction. In October 2001, the court issued a ruling on summary judgment in favor of Fleet on certain legal issues and positions advocated by Fleet and against others that Fleet advocated. As a result, for purposes of trial only, the parties stipulated to a number of issues relating to the court's orders including certain amounts that would be owed by each party to the other, while preserving their rights to appeal. Many issues remained to be determined at trial, including the financial impact of all issues in dispute. The trial took place in November and December 2001. Post-trial briefing is complete and on April 10, 2002, the Court heard oral argument. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an escrow account in February 2001. Taking into account amounts that Fleet owes to us and the amount escrowed, including interest, we have funded our estimated maximum net exposure to Fleet in the litigation. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results given the amount escrowed, our reserves and amounts that Fleet owes us.

On December 5, 2000, a former executive of Advanta obtained a jury verdict against Advanta in the amount of $3.9 million in the United States District Court for the Eastern District of Pennsylvania, in connection with various claims against Advanta related to the executive's termination of employment. In September 2001, the District Court Judge issued orders denying both parties' post-trial motions. A judgment in the amount of approximately $6 million, which includes the $3.9 million described above, was entered against Advanta. In September 2001, Advanta filed an appeal to the United States Court of Appeals for the Third Circuit. Advanta has posted a supersedeas bond in the amount of $8 million. The plaintiff filed a cross-appeal from the order adverse to him. Advanta is vigorously pursuing its appeal. Both parties have filed their briefs in the Court of Appeals and oral argument is scheduled for June 2002. The District Court Judge has not yet ruled on the executive's petition for attorney's fees and costs in the amount of approximately $1.2 million, which Advanta has contested. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On December 21, 2000, Banc One Financial Services, Inc. and Bank One, N.A. (together "Banc One") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, that alleges, among other things, that Advanta breached two mortgage loan servicing agreements by wrongfully withholding as termination fees an amount in excess of $23 million, from amounts that we had collected under the loan servicing agreements. An answer to Banc One's second amended complaint was filed in July 2001 denying liability, raising affirmative defenses and asserting a counterclaim. Various motions were filed, including Advanta's motion for partial summary judgment under one of the two loan servicing agreements, Banc One's motion for summary judgment on liability under both loan servicing agreements, and Banc One's motions to strike Advanta's counterclaim and ninth affirmative defense (both alleging breach of the implied covenant of good faith and fair dealing). In January 2002, the court entered an opinion and order on the pending motions, which granted in part and denied in part both parties' motions for summary judgment. The court treated Banc One's motions to strike as motions for summary judgment, and although not entirely clear on this point, apparently granted them in part and denied them in part. Banc One's motions to strike were denied as moot. The court's ruling is essentially an interlocutory ruling in favor of Advanta under one of the two agreements and in favor of Banc One under the other of the two agreements. Advanta's counterclaim survives in part. The court's order does not constitute a final judgment and no assessment of damages either on Advanta's counterclaim or Banc One's claim has occurred. Further proceedings in the trial court on the matter of damages on both the surviving portion of Advanta's counterclaim and Banc One's surviving claim are to ensue. At this time, motions on damages issues filed by both Advanta and Bank One are pending. Advanta's motion asks the court to enter summary judgment or judgment on the pleadings in its favor, dismissing Bank One's claim for punitive damages. Bank One's motion asks the court to enter findings that it is entitled to certain damages as a matter of law as a result of the court's decision awarding it partial summary judgment. Both parties ask for the opportunity to conduct further discovery and any decision on these motions still will not encompass a final judgment. Thus, the amount of damages which Banc One might ultimately be entitled to recover from Advanta remains undetermined and dependent upon a number of factors, including the resolution of various legal issues which remain to be resolved and the amount of any damages Advanta might be entitled to recover against Banc One on its counterclaim, which likewise remains undetermined. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On July 26, 2001, Chase Manhattan Mortgage Corporation ("Chase") filed a complaint against Advanta and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that Advanta breached its contract with Chase in connection with the Mortgage Transaction. Chase claims that Advanta misled Chase concerning the value of certain of the assets sold to Chase. In September 2001, Advanta filed an answer to the complaint in which Advanta denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to Advanta in connection with the transaction. The matter is in discovery and trial is not anticipated before September 2003. We believe that the lawsuit is without merit and will vigorously defend Advanta. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact to Advanta or the named subsidiaries.

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

         EXHIBIT
         NUMBER            DESCRIPTION OF DOCUMENT
          10.1             Relocation Agreement, made as of June 5, 2001, by and
                           between Advanta Corp. and Jeffrey D. Beck

          10.2 Agreement of Lease, made as of January 1, 2002, by and between Advanta Corp. and Rosemary Cauchon

          12               Consolidated Computation of Ratio of Earnings to
                           Fixed Charges

(b) Reports on Form 8-K

          (b)(1) A Current Report on Form 8-K, dated January 22, 2002, was filed by Advanta setting forth the financial highlights of Advanta's results of operations for the three months ended December 31, 2001.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Advanta Corp.
                  (Registrant)



         May 13, 2002                              By /s/Philip M. Browne
                                                      -------------------
                                                   Senior Vice President and
                                                   Chief Financial Officer


         May 13, 2002                              By /s/David B. Weinstock
                                                      ---------------------
                                                   Vice President and
                                                   Chief Accounting Officer

            EXHIBIT INDEX

                                                                                         MANNER OF
       EXHIBIT             DESCRIPTION                                                    FILING
       -------             -----------                                                   ---------
         10.1              Relocation Agreement, made as of June 5, 2001, by and             *
                           between Advanta Corp. and Jeffrey D. Beck

         10.2              Agreement of Lease, made as of January 1, 2002, by                *
                           and between Advanta Corp. and Rosemary Cauchon

         12                Consolidated Computation of Ratio of Earnings to                  *
                           Fixed Charges

* Filed electronically herewith.