Form 10-Q
period 2002-06-30
ADVANTA CORP
filed 2002-08-13
CIK 96638

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

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

Yes |X| No |_|

      Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes |_| No |_|

      Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class A                          Outstanding at August 5, 2002
  Common Stock, $.01 par value                      10,041,017 shares

             Class B                          Outstanding at August 5, 2002
  Common Stock, $.01 par value                      18,449,568 shares

                                TABLE OF CONTENTS

                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited)                            3
          Consolidated Income Statements (Unaudited)                         4
          Consolidated Statements of Changes in
            Stockholders' Equity (Unaudited)                               5-6
          Consolidated Statements of Cash Flows (Unaudited)                  7
          Notes to Consolidated Financial Statements (Unaudited)             8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             22

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                               38

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 39

Item 4.   Submission of Matters to a Vote of Security Holders               41

Item 6.   Exhibits and Reports on Form 8-K                                  42

ITEM 1.   FINANCIAL STATEMENTS

                         ADVANTA CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)                         JUNE 30,     DECEMBER 31,
                                                           2002           2001
                                                        -----------    -----------
ASSETS
Cash                                                    $    10,750    $    20,952
Federal funds sold                                          221,695        229,889
Restricted interest-bearing deposits                         79,126        113,956
Investments available for sale                              203,430        246,679
Receivables, net:
  Held for sale                                             218,603        202,612
  Other                                                     229,880        220,795
                                                        -----------    -----------
Total receivables, net                                      448,483        423,407
Retained interests in securitizations                        88,658         88,658
Amounts due from securitizations                             82,013         80,325
Premises and equipment, net                                  25,222         25,722
Other assets                                                258,262        264,689
Net assets of discontinued operations                       147,184        142,403
                                                        -----------    -----------
TOTAL ASSETS                                            $ 1,564,823    $ 1,636,680
                                                        -----------    -----------
LIABILITIES
Deposits:
  Noninterest-bearing                                   $     5,367    $     6,500
  Interest-bearing                                          609,016        630,415
                                                        -----------    -----------
Total deposits                                              614,383        636,915
Debt                                                        301,386        323,582
Other borrowings                                                  0         32,317
Other liabilities                                           186,254        177,567
                                                        -----------    -----------
TOTAL LIABILITIES                                         1,102,023      1,170,381
                                                        -----------    -----------

Commitments and contingencies

Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of Advanta Corp.                   100,000        100,000

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par value:
 authorized, issued and outstanding - 1,010
 shares in 2002 and 2001                                      1,010          1,010
Class A voting common stock, $.01 par value:
 authorized - 200,000,000 shares; issued - 10,041,017
 shares in 2002 and 2001                                        100            100
Class B non-voting common stock, $.01 par value:
 authorized - 200,000,000 shares; issued - 20,249,454
 shares in 2002 and 17,939,639 shares in 2001                   203            179
Additional paid-in capital                                  242,934        223,362
Deferred compensation                                       (17,623)           (64)
Unearned ESOP shares                                        (11,053)       (11,295)
Accumulated other comprehensive income                          555          1,259
Retained earnings                                           178,051        179,370
Less: Treasury stock at cost, 1,728,253 Class B
  common shares in 2002 and 1,348,079 Class B
  common shares in 2001                                     (31,377)       (27,622)
                                                        -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                  362,800        366,299
                                                        -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 1,564,823    $ 1,636,680
                                                        -----------    -----------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                --------------------    ----------------------
                                                  2002        2001         2002         2001
                                                --------    --------    ---------    ---------
Interest income:
 Receivables                                    $ 21,007    $ 19,259    $  41,483    $  37,762
 Investments                                       2,576      13,577        5,846       29,078
 Other interest income                             2,652       2,577        5,312        4,764
                                                --------    --------    ---------    ---------
Total interest income                             26,235      35,413       52,641       71,604
Interest expense:
 Deposits                                          6,023      14,935       12,288       27,593
 Debt                                              6,346      11,184       13,132       21,967
 Other borrowings                                      0           0           59          835
                                                --------    --------    ---------    ---------
Total interest expense                            12,369      26,119       25,479       50,395
                                                --------    --------    ---------    ---------
Net interest income                               13,866       9,294       27,162       21,209
Provision for credit losses                       11,341       8,384       22,041       16,324
                                                --------    --------    ---------    ---------
NET INTEREST INCOME AFTER PROVISION FOR
 CREDIT LOSSES                                     2,525         910        5,121        4,885
NONINTEREST REVENUES:
 Securitization income                            30,023      24,349       59,670       45,610
 Interchange income                               22,737      20,586       42,930       38,208
 Servicing revenues                                8,143       6,909       16,085       13,561
 Other revenues, net                                 262      (8,591)      (2,053)     (26,314)
                                                --------    --------    ---------    ---------
TOTAL NONINTEREST REVENUES                        61,165      43,253      116,632       71,065
                                                --------    --------    ---------    ---------
EXPENSES:
 Operating expenses                               49,887      44,116       98,845       87,169
 Minority interest in income of consolidated
  subsidiary                                       2,220       2,220        4,440        4,440
 Unusual charges                                       0       1,000            0       41,750
                                                --------    --------    ---------    ---------
TOTAL EXPENSES                                    52,107      47,336      103,285      133,359
                                                --------    --------    ---------    ---------
Income (loss) before income taxes                 11,583      (3,173)      18,468      (57,409)
Income tax expense (benefit)                       4,459           0        7,110      (16,880)
                                                --------    --------    ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS           7,124      (3,173)      11,358      (40,529)
Loss from discontinued operations, net of tax          0           0            0       (8,438)
Gain (loss), net, on discontinuance of
 mortgage and leasing businesses, net of tax      (8,610)     (4,000)      (8,610)      12,361
                                                --------    --------    ---------    ---------
NET INCOME (LOSS)                               $ (1,486)   $ (7,173)   $   2,748    $ (36,606)
                                                --------    --------    ---------    ---------
Basic income (loss) from continuing
 operations per common share
  Class A                                       $   0.27    $  (0.13)   $    0.41    $   (1.61)
  Class B                                           0.29       (0.12)        0.46        (1.58)
  Combined                                          0.28       (0.12)        0.44        (1.59)

Diluted income (loss) from continuing
 operations per common share
  Class A                                       $   0.26    $  (0.13)   $    0.40    $   (1.61)
  Class B                                           0.27       (0.12)        0.44        (1.58)
  Combined                                          0.27       (0.12)        0.42        (1.59)

Basic net income (loss) per common share
  Class A                                       $  (0.07)   $  (0.29)   $    0.07    $   (1.46)
  Class B                                          (0.05)      (0.27)        0.12        (1.43)
  Combined                                         (0.06)      (0.28)        0.10        (1.44)

Diluted net income (loss) per common share
  Class A                                       $  (0.06)   $  (0.29)   $    0.08    $   (1.46)
  Class B                                          (0.05)      (0.27)        0.11        (1.43)
  Combined                                         (0.06)      (0.28)        0.10        (1.44)

Basic weighted average common shares
 outstanding
  Class A                                          9,144       9,098        9,138        9,082
  Class B                                         16,176      16,744       16,239       16,473
  Combined                                        25,320      25,842       25,377       25,555

Diluted weighted average common shares
 outstanding
  Class A                                          9,150       9,098        9,144        9,082
  Class B                                         17,640      16,744       17,312       16,473
  Combined                                        26,790      25,842       26,456       25,555

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) ($ IN THOUSANDS)

                                                                         CLASS A       CLASS A       CLASS B      ADDITIONAL
                                                     COMPREHENSIVE      PREFERRED      COMMON        COMMON         PAID-IN
                                                     INCOME (LOSS)        STOCK         STOCK         STOCK         CAPITAL

                                                                         ------          ----          ----         --------
BALANCE AT DECEMBER 31, 2000                                             $1,010          $100          $176         $220,371
                                                                         ------          ----          ----         --------
Net income (loss)                                       $(70,533)
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of ($1,379)                            2,561
                                                        --------
Comprehensive income (loss)                             $(67,972)
                                                        ========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                 4            3,476
Stock option exchange for stock and restricted
  stock tender offer                                                                                                     934
Modification of stock options                                                                                          1,966
Issuance of restricted stock                                                                              1              720
Amortization of deferred
 compensation
Retirement of restricted stock                                                                           (2)          (4,118)
Stock buyback

ESOP shares committed to be released                                                                                      13

                                                                         ------          ----          ----         --------
BALANCE AT DECEMBER 31, 2001                                             $1,010          $100          $179         $223,362
                                                                         ------          ----          ----         --------

Net income (loss)                                         $2,748
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of $379                                 (704)
                                                          -------
Comprehensive income (loss)                               $2,044
                                                          ======
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                 1              350
Stock option exchange program
 stock distribution
Issuance of restricted stock                                                                             24           19,342
Amortization of deferred
 compensation
Retirement of restricted stock                                                                           (1)            (105)
Stock buyback

ESOP shares committed to be released                                                                                     (15)
                                                                         ------          ----          ----         --------
BALANCE AT JUNE 30, 2002                                                 $1,010          $100          $203         $242,934
                                                                         ------          ----          ----         --------

See Notes to Consolidated Financial Statements

($ IN THOUSANDS)

                                               DEFERRED          ACCUMULATED
                                             COMPENSATION           OTHER                                              TOTAL
                                              & UNEARNED        COMPREHENSIVE      RETAINED       TREASURY         STOCKHOLDERS'
                                             ESOP SHARES        INCOME (LOSS)      EARNINGS         STOCK             EQUITY
                                                --------            -------         --------         --------          --------
BALANCE AT DECEMBER 31, 2000                    $(19,050)           $(1,302)        $257,562         $(17,965)         $440,902
                                                --------            -------         --------         --------          --------

Net income (loss)                                                                    (70,533)                           (70,533)
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of ($1,379)                                       2,561                                               2,561
Comprehensive income (loss)
Preferred and common cash
 dividends declared                                                                   (7,659)                            (7,659)
Exercise of stock options                                                                                                 3,480
Stock option exchange for stock
 and restricted stock tender offer                   618                                               (2,152)             (600)
Modification of stock options                                                                                             1,966
Issuance of restricted stock                        (721)                                                                     0
Amortization of deferred
 compensation                                      3,256                                                                  3,256
Retirement of restricted stock                     4,120                                                                      0
Stock buyback                                                                                          (7,505)           (7,505)

ESOP shares committed to be released                 418                                                                    431
                                                --------            -------         --------         --------          --------
BALANCE AT DECEMBER 31, 2001                    $(11,359)           $ 1,259         $179,370         $(27,622)         $366,299
                                                --------            -------         --------         --------          --------
Net income (loss)                                                                      2,748                              2,748
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of $379                                            (704)                                               (704)
Comprehensive income (loss)
Preferred and common cash
 dividends declared                                                                   (4,067)                            (4,067)
Exercise of stock options                                                                                                   351
Stock option exchange program
 stock distribution                                                                                       542               542
Issuance of restricted stock                     (19,366)                                                                     0
Amortization of deferred
 compensation                                      1,807                                                                  1,807
Retirement of restricted stock                                                                                             (106)
Stock buyback                                                                                          (4,297)           (4,297)

ESOP shares committed to be released                 242                                                                    227
                                                --------            -------         --------         --------          --------
BALANCE AT JUNE 30, 2002                        $(28,676)           $   555         $178,051         $(31,377)         $362,800
                                                --------            -------         --------         --------          --------

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              SIX MONTHS ENDED
($ IN THOUSANDS)                                                   JUNE 30,
                                                           ------------------------
                                                              2002           2001
                                                           ---------    -----------
OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net income (loss)                                          $   2,748    $   (36,606)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Loss from discontinued operations, net of tax                   0          8,438
   (Gain) loss, net, on discontinuance of mortgage and
      leasing businesses, net of tax                           8,610        (12,361)
   Investment securities losses                                2,093         14,316
   Loss on sale of deposits                                        0          2,835
   Depreciation                                                4,684          5,198
   Provision for credit losses                                22,041         16,324
   Change in deferred origination costs, net of deferred
     fees                                                     (1,435)        (4,950)
   Change in receivables held for sale                      (130,991)      (197,033)
   Proceeds from sale of receivables held for sale           115,000        197,549
   Change in amounts due from securitizations, other
     assets and other liabilities                             16,263         (4,344)
   Change in retained interests in securitizations                 0        (15,750)
                                                           ---------    -----------
Net cash provided by (used in) operating activities           39,013        (26,384)
                                                           ---------    -----------
INVESTING ACTIVITIES - CONTINUING OPERATIONS
   Change in federal funds sold and restricted interest-
     bearing deposits                                         43,024       (443,290)
   Purchase of investments available for sale               (191,490)    (1,001,643)
   Proceeds from sales of investments available for sale     162,337        844,566
   Proceeds from maturing investments available for sale      69,226        749,182
   Change in receivables not held for sale                   (29,691)       (35,579)
   Purchases of premises and equipment, net                   (4,184)        (3,843)
                                                           ---------    -----------
Net cash provided by investing activities                     49,222        109,393
                                                           ---------    -----------
FINANCING ACTIVITIES - CONTINUING OPERATIONS
   Change in demand and savings deposits                      (3,434)       (11,311)
   Proceeds from issuance of time deposits                   153,936        376,747
   Payments for maturing time deposits                      (178,723)      (676,153)
   Payment for sale of deposits and related accrued
     interest                                                      0       (392,511)
   Proceeds from issuance of debt                             55,955        116,259
   Payments on redemption of debt                            (88,010)      (470,109)
   Change in other borrowings                                (32,317)        (4,289)
   Proceeds from exercise of stock options                       351          2,432
   Stock buyback                                              (4,297)             0
   Cash dividends paid                                        (4,067)        (3,882)
                                                           ---------    -----------
Net cash used in financing activities                       (100,606)    (1,062,817)
                                                           ---------    -----------
DISCONTINUED OPERATIONS
   Proceeds from the exit of our mortgage business                 0      1,093,975
   Other cash provided by (used in) operating activities       2,169        (91,734)
                                                           ---------    -----------
Net cash provided by operating activities of
   discontinued operations                                     2,169      1,002,241
                                                           ---------    -----------
Net increase (decrease) in cash                              (10,202)        22,433
Cash at beginning of period                                   20,952          1,716
                                                           ---------    -----------
Cash at end of period                                      $  10,750    $    24,149
                                                           ---------    -----------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

                                  JUNE 30, 2002
                                   (UNAUDITED)

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

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for securitization income, retained interests in securitizations, the allowance for credit losses, the fair value of venture capital investments, litigation, income taxes and discontinued operations, among others. Actual results could differ from those estimates.

Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2) RESTRICTED INTEREST-BEARING DEPOSITS AND INVESTMENTS AVAILABLE FOR SALE

Restricted interest-bearing deposits include amounts held in escrow in connection with our litigation with Fleet Financial Group ("Fleet") of $72.8 million at June 30, 2002 and $72.0 million at December 31, 2001. Restricted interest-bearing deposits also include amounts held in escrow in connection with other litigation-related contingencies of $3.1 million at June 30, 2002 and $36.1 million at December 31, 2001.

Investments available for sale consisted of the following:

                                                             JUNE 30, 2002                        DECEMBER 31, 2001
                                                       ---------------------------           ---------------------------
                                                       AMORTIZED           MARKET            AMORTIZED           MARKET
                                                         COST              VALUE               COST              VALUE
                                                       ---------          --------           ---------          --------
U.S. Treasury & other U.S.
  Government securities                                $ 27,909           $ 28,144           $ 85,064           $ 86,202
State and municipal securities                            3,032              3,132              3,889              4,005
Collateralized mortgage obligations                      12,041             12,392             20,909             21,318
Mortgage-backed securities                                6,772              6,940              9,961             10,235
Equity securities(1)                                     21,556             21,556             26,621             26,621
Other                                                   131,266            131,266             98,299             98,298
                                                       --------           --------           --------           --------
        Total investments available for sale           $202,576           $203,430           $244,743           $246,679
                                                       ========           ========           ========           ========

(1) Includes venture capital investments of $17.1 million at June 30, 2002 and $18.6 million at December 31, 2001. The amount shown as amortized cost represents fair value for these investments.

NOTE 3) RECEIVABLES

Receivables on the balance sheet, including those held for sale, consisted of the following:

                                                                  JUNE 30,             DECEMBER 31,
                                                                   2002                   2001
                                                                -----------            -----------
Business credit card receivables                                $   443,377            $   416,265
Other receivables                                                    27,753                 28,189
                                                                -----------            -----------
       Gross receivables                                            471,130                444,454
                                                                -----------            -----------
Add: Deferred origination costs, net of deferred fees                22,359                 20,924
Less: Allowance for credit losses
  Business credit cards                                             (43,777)               (41,169)
  Other receivables                                                  (1,229)                  (802)
                                                                -----------            -----------
       Total allowance                                              (45,006)               (41,971)
                                                                -----------            -----------
Receivables, net                                                $   448,483            $   423,407
                                                                ===========            ===========

Gross managed receivables (owned receivables and securitized receivables) and managed credit quality data were as follows:

                                                                   JUNE 30,            DECEMBER 31,
                                                                    2002                   2001
                                                                -----------            -----------
Owned business credit card receivables                          $   443,377            $   416,265
Owned other receivables                                              27,753                 28,189
Securitized business credit card receivables                      1,744,669              1,626,709
                                                                -----------            -----------
Total managed receivables                                         2,215,799              2,071,163
                                                                -----------            -----------
Nonperforming assets - managed                                      105,088                 81,666
Receivables 90 days or more delinquent - managed                     74,203                 67,465
Receivables 30 days or more delinquent - managed                    145,711                137,517
Net charge-offs year-to-date - managed                               95,769                143,593

NOTE 4) ALLOWANCE FOR CREDIT LOSSES

The following table presents activity in the allowance for credit losses for the periods presented:

                                            SIX MONTHS ENDED
                                                JUNE 30,
                                      ----------------------------
                                        2002                2001
                                      --------            --------
Beginning balance                     $ 41,971            $ 33,367
Provision for credit losses             22,041              16,324
Gross charge-offs                      (21,201)            (14,374)
Recoveries                               2,195               2,251
                                      --------            --------
Net charge-offs                        (19,006)            (12,123)
                                      --------            --------
Ending balance                        $ 45,006            $ 37,568
                                      ========            ========

NOTE 5) SECURITIZATION ACTIVITIES

The following represents business credit card securitization data for the three and six months ended June 30, 2002 and 2001, and the key assumptions used in measuring the fair value of retained interests at the time of each new securitization or replenishment during those periods.

                                                           THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                    -------------------------------           --------------------------------
                                                       JUNE 30,            JUNE 30,             JUNE 30,              JUNE 30,
                                                        2002                2001                 2002                  2001
                                                    ----------           ----------           ----------            ----------
Average securitized
   receivables                                      $1,638,410           $1,476,660           $1,627,096            $1,399,267
Securitization income                                   30,023               24,349               59,670                45,610
Interchange income                                      17,215               15,740               32,870                28,864
Servicing revenues                                       8,143                6,909               16,085                13,561

Proceeds from new securitizations                      110,000               97,549              115,000               197,549

Proceeds from collections reinvested in
   revolving-period securitizations                    915,671              805,607            1,819,439             1,523,245
Cash flows received on
   retained interests                                   48,611               39,582              100,005                78,332

KEY ASSUMPTIONS:
  Discount rate                                      9.0% - 15.0%         12.0% - 15.0%         9.0% - 15.0%         12.0% - 15.0%
  Monthly payment rate                              18.2% - 21.0%         17.9% - 21.0%        18.2% - 21.0%         10.8% - 21.0%
  Loss rate                                          9.6% - 12.8%          7.8% -  9.5%         9.6% - 12.8%          7.8% -  9.5%
  Finance charge yield, net
   of interest paid to
   note holders                                     14.9% - 15.9%         12.1% - 13.2%        14.9% - 15.9%         10.8% - 13.2%

There were no purchases of delinquent accounts during the three or six months ended June 30, 2002 or 2001.

The following assumptions were used in measuring the fair value of retained interests in business credit card securitizations at June 30, 2002 and December 31, 2001. The assumptions listed represent weighted averages of assumptions used for each securitization.

                                                                                  JUNE 30,                     DECEMBER 31,
                                                                                    2002                           2001
Discount rate                                                                   9.0% - 14.3%                  12.0% - 15.0%
Monthly payment rate                                                           18.2% - 21.0%                  18.2% - 21.0%
Loss rate                                                                       9.6% - 11.5%                  10.4% - 12.4%
Finance charge yield, net of interest
  paid to note holders                                                                 14.9%                          15.8%

In addition to the assumptions identified above, management also considered qualitative factors such as the impact of the current economic environment on the performance of the business credit card receivables sold and the potential volatility of the current market for similar instruments in assessing the fair value of retained interests in business credit card securitizations.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. The following are the results of those sensitivity analyses on the valuation at June 30, 2002.

             Fair value at June 30, 2002                                                                        $ 88,658
             Effect on fair value of the following
              hypothetical changes in key assumptions:
                 Discount rate increased by 2%                                                                  $   (905)
                 Discount rate increased by 4%                                                                    (1,800)
                 Monthly payment rate at 110% of base assumption                                                  (1,016)
                 Monthly payment rate at 125% of base assumption                                                  (2,897)
                 Loss rate at 110% of base assumption                                                             (4,615)
                 Loss rate at 125% of base assumption                                                            (11,537)
                 Finance charge yield, net of interest paid to note
                   holders, decreased by 1%                                                                       (4,832)
                 Finance charge yield, net of interest paid to note
                   holders, decreased by 2%                                                                       (9,664)

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

NOTE 6) SELECTED BALANCE SHEET INFORMATION

                                                       JUNE 30,         DECEMBER 31,
OTHER ASSETS                                             2002               2001
Current and deferred income taxes, net                 $ 94,893           $ 94,922
Amounts due from transfer of consumer credit
  card business                                          70,545             70,545
Cash surrender value of insurance contracts              23,370             26,065
Investment in Fleet Credit Card LLC                      20,000             20,000
Other                                                    49,454             53,157
                                                       --------           --------
Total other assets                                     $258,262           $264,689
                                                       ========           ========

                                                       JUNE 30,         DECEMBER 31,
OTHER LIABILITIES                                        2002               2001
Accounts payable and accrued expenses                  $ 49,460           $ 43,554
Accrued interest payable                                 12,877              9,095
Business credit card rewards                             12,653             10,389
Other                                                   111,264            114,529
                                                       --------           --------
Total other liabilities                                $186,254           $177,567
                                                       ========           ========

NOTE 7) CAPITAL STOCK

In 2001, the Board of Directors of Advanta Corp. authorized the purchase of up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our capital securities, or some combination thereof. In August 2002, the Board of Directors authorized the purchase of up to an additional 1.5 million shares of Advanta Corp. common stock, bringing the total authorization to up to 3.0 million shares. During the year ended December 31, 2001, we repurchased 693,300 shares of our Class B Common Stock. In the six months ended June 30, 2002 we repurchased 386,900 shares of our Class B Common Stock.

Our management incentive programs give eligible employees the opportunity to elect to take portions of their anticipated or target bonus payments for future years in the form of restricted shares of Advanta Corp. Class B Common Stock. In the six months ended June 30, 2002, 2.4 million restricted shares were issued in connection with the current program covering the performance years 2002-2005.

Cash dividends per share of common stock declared during the three months ended June 30, 2002 and 2001 were $0.063 for Class A Common Stock and $0.076 for Class B Common Stock. Cash dividends per share of common stock declared during the six months ended June 30, 2002 and 2001 were $0.126 for Class A Common Stock and $0.151 for Class B Common Stock.

NOTE 8) SEGMENT INFORMATION

                                                           ADVANTA
                                                           BUSINESS            VENTURE
                                                             CARDS              CAPITAL             OTHER (1)             TOTAL
THREE MONTHS ENDED JUNE 30, 2002
Interest income                                           $   23,358           $      0            $     2,877          $    26,235
Interest expense                                               8,775                181                  3,413               12,369
Noninterest revenues (losses), net                            61,087                (31)                   109               61,165
Pretax income (loss) from continuing operations               14,562               (779)                (2,200)              11,583
Average managed receivables                                2,110,420                  0                 28,483            2,138,903
Total assets                                                 625,633             18,129                921,061            1,564,823
                                                          ----------           --------            -----------          -----------
THREE MONTHS ENDED JUNE 30, 2001
Interest income                                           $   21,690           $      2            $    13,721          $    35,413
Interest expense                                               7,998                421                 17,700               26,119
Noninterest revenues (losses), net                            51,021             (5,607)                (2,161)              43,253
Unusual charges                                                    0                  0                  1,000                1,000
Pretax income (loss) from continuing operations               14,243             (6,551)               (10,865)              (3,173)
Average managed receivables                                1,848,424                  0                 28,184            1,876,608
Total assets                                                 545,015             30,447              1,196,864            1,772,326
                                                          ----------           --------            -----------          -----------
SIX MONTHS ENDED JUNE 30, 2002
Interest income                                           $   46,136           $      2            $     6,503          $    52,641
Interest expense                                              17,546                386                  7,547               25,479
Noninterest revenues (losses), net                           119,226             (2,610)                    16              116,632
Pretax income (loss) from continuing operations               28,306             (4,214)                (5,624)              18,468
Average managed receivables                                2,062,030                  0                 28,338            2,090,368
                                                          ----------           --------            -----------          -----------
SIX MONTHS ENDED JUNE 30, 2001
Interest income                                           $   42,370           $     33            $    29,201          $    71,604
Interest expense                                              15,218                839                 34,338               50,395
Noninterest revenues (losses), net                            96,010            (16,962)                (7,983)              71,065
Unusual charges                                                    0                  0                 41,750               41,750
Pretax income (loss) from continuing operations               27,691            (19,266)               (65,834)             (57,409)
Average managed receivables                                1,770,385                  0                 28,364            1,798,749
                                                          ----------           --------            -----------          -----------

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

                                                           CHARGED          DEC. 31,          CHARGED         JUNE 30,
                                          ACCRUED IN      TO ACCRUAL          2001           TO ACCRUAL         2002
                                            2001           IN 2001       ACCRUAL BALANCE      IN 2002      ACCRUAL BALANCE
Employee costs                            $27,296           $24,768           $2,528           $1,954           $574
Expenses associated with exited
    businesses/products                    11,895            11,266              629              335            294
Asset impairments                           2,559             2,559                0                0              0
                                          -------           -------           ------           ------           ----
Total                                     $41,750           $38,593           $3,157           $2,289           $868
                                          =======           =======           ======           ======           ====

Employee costs

In the first quarter of 2001, we recorded a $4.1 million charge for severance and outplacement costs associated with the restructuring of corporate functions. There were 69 employees severed who were entitled to benefits. These employees worked in corporate support functions including accounting and finance, human resources, information technology, legal and facilities management. Employees were notified in March 2001, and severance amounts were payable over a 12-month period following the employee's termination date. These payments will be completed in the third quarter of 2002.

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

Expenses associated with exited businesses/products

In the first quarter of 2001, we recorded charges of $2.2 million related to other products exited for which no future revenues or benefits would be received. In the third quarter of 2001, we were able to settle some of these commitments for less than originally estimated, and reduced the charge by $0.7 million. We expect to pay the remaining costs, which include lease and other commitments, in the third quarter of 2002.

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

NOTE 10) DISCONTINUED OPERATIONS

Effective February 28, 2001, we completed the exit of our mortgage business, Advanta Mortgage, through a purchase and sale agreement with Chase Manhattan Mortgage Corporation as buyer (the "Mortgage Transaction"). Loss from discontinued operations, net of tax, for the period from January 1, 2001 through February 28, 2001, the effective date of the Mortgage Transaction, was $8.4 million. The purchase and sale agreement provided for the sale, transfer and assignment of substantially all of the assets and operating liabilities associated with our mortgage business, as well as specified contingent liabilities arising from our operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before closing that were not specifically assumed by the buyer.

On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. We are continuing to service the existing leasing portfolio rather than sell the business or the portfolio.

The exit of the mortgage business and discontinuance of the leasing business represent the disposal of business segments following Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of these operations are classified as discontinued in all periods presented. Estimates are used in the accounting for discontinued operations, including estimates of the future costs of mortgage business-related litigation and estimates of operating results through the remaining term of the leasing portfolio. As all estimates used are influenced by factors outside our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.

The following tables summarize the components of the gain (loss) on discontinuance of our mortgage and leasing businesses for the three and six months ended June 30, 2002 and 2001:

                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                  JUNE 30, 2002                             JUNE 30, 2001
                                                                  -------------                             -------------
                                                                           ADVANTA LEASING                           ADVANTA LEASING
                                                      ADVANTA MORTGAGE         SERVICES         ADVANTA MORTGAGE         SERVICES
                                                      ----------------     ---------------      ----------------     ---------------
Pretax gain (loss) on discontinuance of mortgage
   and leasing businesses                                $(25,300)             $11,300              $(2,000)             $(2,000)
Income tax (expense) benefit                                9,740               (4,350)                   0                    0
                                                         --------              -------              -------              -------
Gain (loss) on discontinuance of mortgage and
   leasing businesses, net of tax                        $(15,560)             $ 6,950              $(2,000)             $(2,000)
                                                         ========              =======              =======              =======

                                                                                    SIX MONTHS ENDED
                                                                                    ----------------
                                                                  JUNE 30, 2002                             JUNE 30, 2001
                                                                  -------------                             -------------
                                                                           ADVANTA LEASING                           ADVANTA LEASING
                                                      ADVANTA MORTGAGE         SERVICES         ADVANTA MORTGAGE         SERVICES
                                                      ----------------     ---------------      ----------------     ---------------
Pretax gain (loss) on discontinuance of mortgage
   and leasing businesses                                $(25,300)             $11,300              $25,753              $(6,000)
Income tax (expense) benefit                                9,740               (4,350)              (8,637)               1,245
                                                         --------              -------              -------              -------
Gain (loss) on discontinuance of mortgage and
   leasing businesses, net of tax                        $(15,560)             $ 6,950              $17,116              $(4,755)
                                                         ========              =======              =======              =======

The proceeds from the Mortgage Transaction exceeded $1 billion, subject to closing adjustments, resulting in an estimated pretax gain in the year ended December 31, 2001 of $20.8 million after transaction expenses, severance expenses and other costs. The gain does not reflect any impact from the post-closing adjustment process. See Note 12 to the consolidated financial statements for a discussion of litigation related to the Mortgage Transaction. The pretax gain of $20.8 million in the year ended December 31, 2001 included a $2.0 million increase in our estimate of transaction expenses in the three months ended June 30, 2001, and a $5.0 million increase in the estimated future costs of mortgage business-related litigation in the three months ended September 30, 2001.

In the three months ended June 30, 2002, we increased our estimate of other costs related to the exit of our mortgage business by $25.3 million, comprised of $7.5 million for a litigation settlement in July 2002 related to a mortgage loan servicing agreement termination fee collected in December 2000, and $17.8 million primarily related to an increase in our estimated future costs of mortgage business-related contingent liabilities.

The $17.8 million relates primarily to an increase in our estimated future costs of mortgage business-related contingent liabilities in connection with (a) contingent liabilities and litigation costs arising from the operation of the mortgage business prior to the Mortgage Transaction that were not assumed by the buyer, and (b) costs related to Advanta's litigation with Chase Manhattan Mortgage Corporation in connection with the Mortgage Transaction. The change in estimate reflects the legal and consulting fees and other costs that we expect to incur based on current levels of contingent liabilities and expense rates, and considers the status of the discovery process associated with the Mortgage Transaction litigation.

In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. Estimated operating results of the leasing business included estimated valuations of retained interests in leasing securitizations, estimated cash flows from on-balance sheet lease receivables, interest expense and operating expenses. In the year ended December 31, 2001, we recorded an additional $45.0 million pretax loss due to a change in estimate of those operating results based on credit loss experience in 2001. As of June 30, 2001, we had revised our estimate of the loss by $6.0 million. A principal factor contributing to the increased credit losses was that one of our former leasing vendors had filed for bankruptcy protection and this vendor's financial problems were impacting its ability to service the leased equipment in a segment of our leasing portfolio.

In the three months ended June 30, 2002, we recorded an $11.3 million pretax gain on leasing discontinuance representing a revision in the estimated operating results of the leasing segment over the remaining life of the lease portfolio due primarily to favorable credit performance. The leasing portfolio performed favorably as compared to the expectations and assumptions established in 2001. This improvement was the result of successfully obtaining a replacement vendor to service leased equipment for the former leasing vendor that had filed for bankruptcy protection, as described above, and operational improvements in the leasing collections area.

Per share data was as follows:

                                       THREE MONTHS ENDED JUNE 30,                            SIX MONTHS ENDED JUNE 30,
                                -------------------------------------------          -------------------------------------------
                                ADVANTA MORTGAGE           ADVANTA LEASING           ADVANTA MORTGAGE            ADVANTA LEASING
                                                               SERVICES                                             SERVICES
                                ----------------           ---------------           ----------------           ----------------
                                2002        2001           2002       2001           2002        2001           2002        2001
                                ----        ----           ----       ----           ----        ----           ----        ----
Basic loss from discontinued operations per common share
    Class A                    $ 0.00      $ 0.00         $ 0.00      $ 0.00        $ 0.00      $(0.33)        $ 0.00      $ 0.00
    Class B                      0.00        0.00           0.00        0.00          0.00       (0.33)          0.00        0.00
    Combined                     0.00        0.00           0.00        0.00          0.00       (0.33)          0.00        0.00

Diluted loss from discontinued operations per common share
    Class A                    $ 0.00      $ 0.00         $ 0.00      $ 0.00        $ 0.00      $(0.33)        $ 0.00      $ 0.00
    Class B                      0.00        0.00           0.00        0.00          0.00       (0.33)          0.00        0.00
    Combined                     0.00        0.00           0.00        0.00          0.00       (0.33)          0.00        0.00

Basic gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
    Class A                    $(0.61)     $(0.08)        $ 0.27      $(0.08)       $(0.61)     $ 0.67         $ 0.27      $(0.19)
    Class B                     (0.61)      (0.08)          0.27       (0.08)        (0.61)       0.67           0.27       (0.19)
    Combined                    (0.61)      (0.08)          0.27       (0.08)        (0.61)       0.67           0.27       (0.19)

Diluted gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
    Class A                    $(0.58)     $(0.08)        $ 0.26      $(0.08)       $(0.59)     $ 0.67         $ 0.26      $(0.19)
    Class B                     (0.58)      (0.08)          0.26       (0.08)        (0.59)       0.67           0.26       (0.19)
    Combined                    (0.58)      (0.08)          0.26       (0.08)        (0.59)       0.67           0.26       (0.19)

The components of net assets of discontinued operations were as follows:

                                                 JUNE 30,           DECEMBER 31,
                                                   2002                 2001
Loans and leases, net                           $  41,877            $  52,739
Other assets                                      114,180              100,061
Liabilities                                        (8,873)             (10,397)
                                                ---------            ---------
Net assets of discontinued operations           $ 147,184            $ 142,403
                                                =========            =========

As discussed above, we are continuing to service the existing lease portfolio. At June 30, 2002, there were $249 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $66 million. At December 31, 2001, there were $365 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $44 million. The retained interests in leasing securitizations are included in net assets of discontinued operations in the consolidated balance sheets. At June 30, 2002, the fair value of the retained interests in leasing securitizations was estimated using a 12.0% discount rate on future cash flows, loss rates ranging from 5.0% to 5.4% and a weighted average life of 1.0 year. At December 31, 2001, the fair value of the retained interests in leasing securitizations was estimated using a 12.0% discount rate on future cash flows, loss rates ranging from 9.0% to 9.9% and a weighted average life of 1.1 years.

NOTE 11) EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share.

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                              -----------------------       -----------------------
                                                2002           2001           2002           2001
                                              --------       --------       --------       --------
Income (loss) from continuing operations      $  7,124       $ (3,173)      $ 11,358       $(40,529)
 Less: Preferred A dividends                         0              0           (141)          (141)

Income (loss) from continuing operations
 available to common shareholders                7,124         (3,173)        11,217        (40,670)
Loss from discontinued operations,
 net of tax                                          0              0              0         (8,438)

Gain (loss), net, on discontinuance of
   mortgage and leasing
   businesses, net of tax                       (8,610)        (4,000)        (8,610)        12,361
                                              --------       --------       --------       --------

Net income (loss) available to common
 shareholders                                   (1,486)        (7,173)         2,607        (36,747)
 Less: Class A dividends declared                 (576)          (574)        (1,150)        (1,146)
 Less: Class B dividends declared               (1,295)        (1,302)        (2,775)        (2,595)
                                              --------       --------       --------       --------

Undistributed net income (loss)               $ (3,357)      $ (9,049)      $ (1,318)      $(40,488)

Basic income (loss) from continuing
 operations per common share
  Class A                                     $   0.27       $  (0.13)      $   0.41       $  (1.61)
  Class B                                         0.29          (0.12)          0.46          (1.58)
  Combined(1)                                     0.28          (0.12)          0.44          (1.59)
Diluted income (loss) from continuing
 operations per common share
  Class A                                     $   0.26       $  (0.13)      $   0.40       $  (1.61)
  Class B                                         0.27          (0.12)          0.44          (1.58)
  Combined(1)                                     0.27          (0.12)          0.42          (1.59)
Basic net income (loss) per common share
  Class A                                     $  (0.07)      $  (0.29)      $   0.07       $  (1.46)
  Class B                                        (0.05)         (0.27)          0.12          (1.43)
  Combined(1)                                    (0.06)         (0.28)          0.10          (1.44)
Diluted net income (loss) per common
 share
  Class A                                     $  (0.06)      $  (0.29)      $   0.08       $  (1.46)
  Class B                                        (0.05)         (0.27)          0.11          (1.43)
  Combined(1)                                    (0.06)         (0.28)          0.10          (1.44)

Basic weighted average common shares
 outstanding
  Class A                                        9,144          9,098          9,138          9,082
  Class B                                       16,176         16,744         16,239         16,473
  Combined                                      25,320         25,842         25,377         25,555
Options Class B                                    828              0            588              0
Restricted shares Class A                            6              0              6              0
Restricted shares Class B                          636              0            485              0
Diluted weighted average common shares
 outstanding
  Class A                                        9,150          9,098          9,144          9,082
  Class B                                       17,640         16,744         17,312         16,473
  Combined                                      26,790         25,842         26,456         25,555
Antidilutive shares
  Options Class B                                1,133          2,663          1,360          2,755
  Restricted shares Class A                          5             24              6             36
  Restricted shares Class B                      1,708            513          1,843            712

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

On December 5, 2000, a former executive of Advanta obtained a jury verdict against Advanta in the amount of $3.9 million in the United States District Court for the Eastern District of Pennsylvania, in connection with various claims against Advanta related to the executive's termination of employment. In September 2001, the District Court Judge issued orders denying both parties' post-trial motions. A judgment in the amount of approximately $6 million, which includes the $3.9 million described above, was entered against Advanta. In September 2001, Advanta filed an appeal to the United States Court of Appeals for the Third Circuit. Advanta has posted a supersedeas bond in the amount of $8 million. The plaintiff filed a cross-appeal from the order adverse to him. On July 8, 2002, the Court of Appeals issued a Judgment and Opinion affirming in part and reversing in part the District Court judgment. The Court of Appeals affirmed the judgment on liability but determined that the jury award of damages was excessive. The Court of Appeals reduced the jury verdict by $1.1 million and also ordered the District Court to recalculate liquidated damages based on the reduced award. Other operating expenses in the three months ended June 30, 2002 include a $1.1 million decrease in litigation reserves resulting from this reduced jury verdict. On July 22, 2002, Advanta filed a motion for rehearing and/or rehearing en banc asserting that a new trial was required to remedy the error found by the Court of Appeals. The motion was denied by Order dated August 8, 2002, and Advanta is now considering further appellate review. The District Court Judge has not yet ruled on the executive's petition for attorney's fees and costs in the amount of approximately $1.2 million, which Advanta has contested. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On December 21, 2000, Banc One Financial Services, Inc. and Bank One, N.A. (together "Banc One") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, that alleged, among other things, that Advanta breached two mortgage loan servicing agreements by wrongfully withholding as termination fees an amount in excess of $23 million, from amounts that we had collected under the loan servicing agreements. An answer to Banc One's second amended complaint was filed in July 2001 denying liability, raising affirmative defenses and asserting a counterclaim. Various motions were filed. While the motions were pending, the parties pursued settlement discussions, and on July 29, 2002, a settlement was reached. In connection with this settlement, Advanta recorded a $7.5 million pretax charge, representing the amount of the settlement in excess of our reserve. This charge was classified in loss from discontinuance of the mortgage business in the three months ended June 30, 2002.

On July 26, 2001, Chase Manhattan Mortgage Corporation ("Chase") filed a complaint against Advanta and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that Advanta breached its contract with Chase in connection with the Mortgage Transaction. Chase claims that Advanta misled Chase concerning the value of certain of the assets sold to Chase. In September 2001, Advanta filed an answer to the complaint in which Advanta denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to Advanta in connection with the transaction. The matter is in discovery and trial is not anticipated before September 2003. We believe that the lawsuit is without merit and will vigorously defend Advanta in this litigation. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact on Advanta or the named subsidiaries.

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

For the three months ended June 30, 2002, we reported net income from continuing operations of $7.1 million or $0.27 per combined diluted common share, compared to net loss from continuing operations of $3.2 million or $0.12 per combined diluted common share for the same period of 2001. For the six months ended June 30, 2002, we reported net income from continuing operations of $11.4 million or $0.42 per combined diluted common share, compared to net loss from continuing operations of $40.5 million or $1.59 per combined diluted common share for the six months ended June 30, 2001. The net loss from continuing operations for the six months ended June 30, 2001 included pretax unusual charges of $41.8 million, representing costs associated with the restructure of our corporate functions to a size commensurate with our ongoing businesses and certain other unusual charges related to employee costs. Net income (loss) from continuing operations included the following business segment results ($ in thousands):

                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                    JUNE 30,                     JUNE 30,
                            -----------------------       -----------------------
                              2002           2001           2002           2001
                            --------       --------       --------       --------
ADVANTA BUSINESS CARDS
Pretax income               $ 14,562       $ 14,243       $ 28,306       $ 27,691
Income tax (expense)          (5,606)        (5,483)       (10,898)       (10,660)
                            --------       --------       --------       --------
Net income                  $  8,956       $  8,760       $ 17,408       $ 17,031
                            --------       --------       --------       --------
VENTURE CAPITAL
Pretax loss                 $   (779)      $ (6,551)      $ (4,214)      $(19,266)
Income tax benefit               300          2,522          1,623          7,417
                            --------       --------       --------       --------
Net loss                    $   (479)      $ (4,029)      $ (2,591)      $(11,849)
                            --------       --------       --------       --------

In the three months ended June 30, 2002, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $8.6 million, or $0.32 per combined diluted common share. In the six months ended June 30, 2001, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $12.4 million, or $0.48 per combined diluted common share. Loss from discontinued operations, net of tax, was $8.4 million, or $0.33 per combined diluted share, for the period from January 1, 2001 through February 28, 2001, the effective date of the Mortgage Transaction.

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements can be identified by the use of forward-looking phrases such as "will likely result," "may," "are expected to," "is anticipated," "estimate," "projected," "intends to" or other similar words or phrases. The most significant among these risks and uncertainties are:

      (1)   our managed net interest margin;
      (2)   competitive pressures;
      (3) political, social and/or general economic conditions that affect the level of new account acquisitions, customer spending, delinquencies and charge-offs;
      (4) factors affecting fluctuations in the number of accounts or loan balances;
      (5)   interest rate fluctuations;
      (6)   the level of expenses;
      (7)   the timing of the securitizations of our receivables;
      (8)   factors affecting the value of investments that we hold;
      (9) the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, examinations, audits, and agreements between our bank subsidiaries and their regulators;
      (10) relationships with customers, significant vendors and business partners;
      (11)  the amount and cost of financing available to us;
      (12)  the ratings on our debt and the debt of our subsidiaries;
      (13) revisions to estimates associated with the discontinued operations of our mortgage and leasing businesses; and
      (14)  the impact of litigation.

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

The managed business credit card receivable portfolio grew from $1.9 billion at June 30, 2001 to $2.0 billion at December 31, 2001 and to $2.2 billion at June 30, 2002. Advanta Business Cards originated 62,258 new accounts in the three months ended June 30, 2002, compared to 66,546 new accounts for the same period of 2001. Originations for the six months ended June 30, 2002 were 104,549 new accounts, compared to 135,317 new accounts for the same period of 2001. The level of originations in the three and six months ended June 30, 2002 reflects our strategic initiative to attract and retain more higher credit quality customers and the competitive market environment.

Pretax income for Advanta Business Cards was $14.6 million for the three months ended June 30, 2002 as compared to $14.2 million for the same period of 2001. Pretax income for the six months ended June 30, 2002 was $28.3 million as compared to $27.7 million for the same period of 2001. The components of pretax income for Advanta Business Cards for the three and six months ended June 30, 2002 and 2001 were as follows ($ in thousands):

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                              -----------------------       ------------------------
                                                2002           2001            2002           2001
                                              --------       --------       ---------       --------
Net interest income on owned receivables      $ 14,583       $ 13,692       $  28,590       $ 27,152
Noninterest revenues                            61,087         51,021         119,226         96,010
Provision for credit losses                    (11,100)        (8,184)        (21,600)       (16,124)
Operating expenses                             (50,008)       (42,286)        (97,910)       (79,347)
                                              --------       --------       ---------       --------
Pretax income                                 $ 14,562       $ 14,243       $  28,306       $ 27,691
                                              --------       --------       ---------       --------

The increase in noninterest revenues in both periods is due primarily to growth in managed receivables and increased interchange income. The increase in the provision for credit losses in both periods reflects an increase in average owned business credit cards, the seasoning of the business credit card portfolio and the prevailing economic environment. The increase in operating expenses in both periods resulted from growth in managed receivables and additional investments in initiatives to strengthen our position as a leading issuer of business credit cards to the small business market.

The following table provides selected information on a managed portfolio basis.

                                                                                                      JUNE 30,
MANAGED PORTFOLIO DATA ($ IN THOUSANDS)                                                        2002                2001
                                                                                            ----------           ----------
Average managed business credit card receivables:
  Three months ended June 30                                                                $2,110,420           $1,848,424
  Six months ended June 30                                                                   2,062,030            1,770,385
Ending managed business credit card receivables                                              2,188,046            1,899,304
Ending number of accounts - managed                                                            710,071              658,668
As a percentage of average managed receivables:
  Net interest margin
    Three months ended June 30                                                                    15.6%                14.3%
    Six months ended June 30                                                                      16.2                 14.1
  Fee revenues
    Three months ended June 30                                                                     5.9%                 5.8%
    Six months ended June 30                                                                       5.6                  5.5
  Net charge-offs
    Three months ended June 30                                                                     9.0%                 7.4%
    Six months ended June 30                                                                       9.3                  7.0
  Risk-adjusted revenues (1)
    Three months ended June 30                                                                    12.5%                12.7%
    Six months ended June 30                                                                      12.5                 12.6
  Total receivables 90 days or more delinquent at June 30                                          3.4%                 2.8%
  Total receivables 30 days or more delinquent at June 30                                          6.6%                 5.8%

(1) Risk-adjusted revenues represent net interest margin and fee revenues, less net charge-offs.

SECURITIZATION INCOME

Advanta Business Cards recognized securitization income of $30.0 million for the three months ended June 30, 2002 and $59.7 million for the six months ended June 30, 2002. This compares to $24.3 million of securitization income recognized for the three months ended June 30, 2001 and $45.6 million of securitization income recognized for the six months ended June 30, 2001. Advanta Business Cards sells interests in receivables through securitizations. Advanta Business Cards also sells receivables to existing securitization trusts on a continuous basis to replenish the investors' interest in trust receivables that have been repaid by the cardholders. The increases in securitization income in the three and six months ended June 30, 2002 as compared to the same periods of 2001, were due to increased volume of securitized receivables and a decrease in the securitized cost of funds, partially offset by increased credit losses on securitized receivables.

INTERCHANGE INCOME

Business credit card interchange income on managed business credit card receivables was $22.7 million for the three months ended June 30, 2002 and $42.9 million for the six months ended June 30, 2002. This compares to business credit card interchange income on managed business credit card receivables of $20.6 for the three months ended June 30, 2001 and $38.2 million for the six months ended June 30, 2001. The increase in interchange income was primarily due to higher purchase volume related to the increase in average managed business credit card accounts and receivables. The average interchange rate was 2.1% for the three months ended June 30, 2002, compared to 2.2% for the same period of 2001. The average interchange rate was 2.1% for the six months ended June 30, 2002 and 2001.

SERVICING REVENUES

Advanta Business Cards recognized servicing revenue of $8.1 million for the three months ended June 30, 2002 and $16.1 million for the six months ended June 30, 2002. This compares to servicing revenue of $6.9 million for the three months ended June 30, 2001 and $13.6 million for the six months ended June 30, 2001. The increase in servicing revenue was due to increased volume of securitized receivables.

VENTURE CAPITAL

Our venture capital segment makes venture capital investments through certain of our affiliates. The investment objective is to earn attractive returns by building the long-term values of the businesses in which we invest. The estimated fair value of our venture capital investments was $17.1 million at June 30, 2002 and $18.6 million at December 31, 2001. The fair values of these equity investments are subject to significant volatility. Our investments in specific companies and industry segments may vary over time, and changes in concentrations may affect fair value volatility. We primarily invest in privately-held companies, including early stage companies. These investments are inherently risky as the market for the technologies or products the investees have under development may never materialize.

Pretax loss for the venture capital segment was $0.8 million for the three months ended June 30, 2002, representing primarily operating expenses of the unit. Pretax loss for the venture capital segment was $6.6 million for the three months ended June 30, 2001, and included $5.6 million of decreases in valuations of venture capital investments. For the six months ended June 30, 2002, pretax loss for the venture capital segment was $4.2 million as compared to pretax loss of $19.3 million for the same period of 2001. The pretax loss for the six months ended June 30, 2002 included $2.6 million of decreases in valuations of venture capital investments recorded in the first quarter of 2002. The pretax loss for the six months ended June 30, 2001 included $17.0 million of decreases in valuations and losses on venture capital investments.

INTEREST INCOME AND EXPENSE

Interest income decreased by $9.2 million for the three months ended June 30, 2002 as compared to the same period of 2001. Interest income decreased by $19.0 million for the six months ended June 30, 2002 as compared to the same period of 2001. The decrease in interest income for the three and six months ended June 30, 2002 was due primarily to a decrease in investments. Excess liquid assets resulting from the Mortgage Transaction in 2001 were held in short-term, high quality investments until they could be deployed. Also contributing to the decreased interest income in both periods was a decrease in the average yield earned on our investment portfolio and receivables as a result of the prevailing interest rate environment.

In the three and six months ended June 30, 2002, we began to see a shift in business credit card revenue components represented by a decrease in interest income on business credit card receivables offset by an increase in other revenues, principally driven by higher interchange revenues due to higher merchandise volume. In 2002, our marketing campaigns have offered a broader array of competitively-priced products geared specifically toward attracting more higher credit quality customers. We believe that the changes in revenue components are consistent with the shift in the business credit card portfolio towards higher credit quality customers and anticipate that this trend towards fee income will continue in future periods.

During the three months ended June 30, 2002, interest expense decreased by $13.8 million as compared to the same period of 2001. Interest expense decreased by $24.9 million during the six months ended June 30, 2002 as compared to the same period of 2001. The decrease in interest expense for the three and six months ended June 30, 2002 was due to a reduction in outstanding deposits and debt and a decrease in our cost of funds. Our cost of funds decreased to 5.29% for the three months ended June 30, 2002 from 7.41% during the same period of 2001, and decreased to 5.57% for the six months ended June 30, 2002 from 7.33% for the same period of 2001. The decrease in our cost of funds is primarily a result of the prevailing interest rate environment.

The following table provides an analysis of interest income and expense data, average balance sheet data, net interest spread and net interest margin for both continuing and discontinued operations. The net interest spread represents the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin represents the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets. Interest income includes late fees on business credit card receivables. Average receivables include deferred origination costs, net of deferred fees.

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                                       THREE MONTHS ENDED JUNE 30,
                                            -----------------------------------------------------------------------------------
                                                               2002                                          2001
                                            --------------------------------------         ------------------------------------
                                             AVERAGE                       AVERAGE           AVERAGE                    AVERAGE
                                            BALANCE(1)       INTEREST       RATE            BALANCE(1)      INTEREST      RATE
                                            ---------        --------      -------         -----------      --------    -------
ON-BALANCE SHEET
Receivables:
 Business credit cards(2)                  $  472,010        $ 20,706      17.60%          $  371,764       $ 18,841     20.33%
 Other receivables                             28,483             288       4.06               28,184            348      4.95
                                           ----------        --------                      ----------       --------
Total owned receivables                       500,493          20,994      16.82              399,948         19,189     19.24
Investments(3)                                491,060           2,573       2.10            1,156,111         13,340      4.58
Retained interests in
 securitizations                               88,403           2,652      12.00               85,889          2,577     12.00
Interest-earning assets of
 discontinued operations                       49,991           1,074       8.59               95,565          2,917     12.21
                                           ----------        --------                      ----------       --------
Total interest-earning
  assets                                   $1,129,947        $ 27,293       9.69%          $1,737,513       $ 38,023      8.74%
                                           ----------        --------                      ----------       --------

Interest-bearing
 liabilities(4)                            $  938,406        $ 12,385       5.29%          $1,503,172       $ 27,759      7.41%

Net interest spread                                                         4.40%                                         1.33%
Net interest margin                                                         5.29%                                         2.37%

OFF-BALANCE SHEET
Average securitized
 business credit cards                     $1,638,410                                      $1,476,660

INCLUDING SECURITIZED
 BUSINESS CREDIT CARD
 ASSETS:
Interest-earning assets(5)                 $2,768,357        $104,619      15.16%          $3,214,173       $109,041     13.61%
Interest-bearing
 liabilities                               $2,576,816        $ 21,761       3.39%          $2,979,832       $ 46,194      6.22%
Net interest spread                                                        11.77%                                         7.39%
Net interest margin                                                        12.01%                                         7.84%

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                                        SIX MONTHS ENDED JUNE 30,
                                            -----------------------------------------------------------------------------------
                                                               2002                                          2001
                                            --------------------------------------         ------------------------------------
                                             AVERAGE                       AVERAGE           AVERAGE                    AVERAGE
                                            BALANCE(1)       INTEREST       RATE            BALANCE(1)      INTEREST      RATE
                                            ---------        --------      -------         -----------      --------    -------
ON-BALANCE SHEET
Receivables:
 Business credit cards(2)                  $  434,934        $ 40,825      18.93%          $  371,118       $ 37,027     20.12%
 Other receivables                             28,338             624       4.44               28,364            558      3.97
                                           ----------        --------                      ----------       --------
Total owned receivables                       463,272          41,449      18.04              399,482         37,585     18.97
Investments(3)                                529,644           5,867       2.22            1,137,745         29,058      5.10
Retained interests in
 securitizations                               88,525           5,312      12.00               79,398          4,764     12.00
Interest-earning assets of
 discontinued operations                       52,251           2,233       8.55              339,011         25,720     15.20
                                           ----------        --------                      ----------       --------
Total interest-earning
  assets                                   $1,133,692        $ 54,861       9.74%          $1,955,636       $ 97,127      9.96%

Interest-bearing
 liabilities(4)                            $  944,704        $ 26,101       5.57%          $1,794,907       $ 65,279      7.33%

Net interest spread                                                         4.17%                                         2.63%
Net interest margin                                                         5.12%                                         3.28%

OFF-BALANCE SHEET
Average securitized
 business credit cards                     $1,627,096                                      $1,399,267

INCLUDING SECURITIZED
 BUSINESS CREDIT CARD
 ASSETS:
Interest-earning assets(5)                 $2,760,788        $211,830      15.47%          $3,354,903       $232,714     13.99%
Interest-bearing
 liabilities                               $2,571,800        $ 44,536       3.49%          $3,194,174       $103,599      6.54%
Net interest spread                                                        11.98%                                         7.45%
Net interest margin                                                        12.22%                                         7.76%

(1)   Includes assets held and available for sale and non-accrual receivables.

(2) Interest income includes late fees for on-balance sheet business credit card receivables of $1.6 million for the three months ended June 30, 2002 and $1.7 million for the three months ended June 30, 2001. Interest income includes late fees for on-balance sheet business credit card receivables of $4.4 million for the six months ended June 30, 2002 and $3.8 million for the six months ended June 30, 2001.

(3) Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(4) Includes funding of assets for both continuing and discontinued operations.

(5) Interest income on managed (owned and securitized) business credit card receivables includes late fees of $7.5 million for the three months ended June 30, 2002 and $8.7 million for the three months ended June 30, 2001. Interest income on managed business credit card receivables includes late fees of $17.2 million for the six months ended June 30, 2002 and $17.6 million for the six months ended June 30, 2001.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses of $11.3 million for the three months ended June 30, 2002 increased by $2.9 million as compared to the provision for credit losses of $8.4 million for the same period of 2001. The provision for credit losses of $22.0 million for the six months ended June 30, 2002 increased by $5.7 million as compared to the provision for credit losses of $16.3 million for the same period of 2001. These increases reflect an increase in average owned business credit card receivables during those periods, the seasoning of the business credit card portfolio and the prevailing economic environment. Charge-off rates and average owned credit card receivables for those periods were as follows ($ in thousands):

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                          ----------------------      ------------------------
                                                            2002          2001          2002            2001
                                                          --------      --------      --------      ----------
Net charge-offs as a % of owned business credit card
    receivables                                                8.2%          6.7%          8.7%            6.5%

Average owned business credit card receivables            $472,010      $371,764      $434,935      $  371,118
                                                          --------      --------      --------      ----------

The allowance for credit losses on business credit card receivables was $43.8 million at June 30, 2002, or 9.9% of owned receivables, which was consistent with the allowance of $41.2 million, or 9.9% of owned receivables at December 31, 2001. The charge-off rate on owned business credit card receivables for the three months ended June 30, 2002 was 8.2%, an improvement as compared to the charge-off rate in the three months ended March 31, 2002 of 9.4%, and consistent with the charge-off rate in the three months ended December 31, 2001 of 8.2%. Business credit card receivables 30 days or more delinquent represented 6.5% of the owned business credit card portfolio at June 30, 2002, as compared to 7.1% at March 31, 2002 and 6.7% at December 31, 2002.

The improvement in 30 day delinquency and charge-off rates in the three months ended June 30, 2002 as compared to the three months ended March 31, 2002 primarily reflects enhancements in the collections area of operations and the current composition of the portfolio. In June 2000, we ceased origination of business credit card accounts with credit scores of less than 661. We estimate that charge-offs for accounts with credit scores at origination of less than 661 reached their peak in the first quarter of 2001, based on the average age of that segment of the portfolio. Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors, we anticipate improvements in charge-off rates for business credit card receivables through the remainder of 2002, based on the current composition of the portfolio.

In July 2002, the bank regulatory agencies issued draft guidance on account management and loss allowance for credit card lending. It describes the agencies' expectations for prudent risk management practices for credit card activities, particularly with regard to credit line management, over-limit accounts, and workouts. The draft guidance also addresses income recognition and loss allowance practices for credit card lending. The agencies intend to issue this interagency guidance on August 16, 2002. We anticipate that the implementation of this guidance will not have a material effect on our financial position or results of operations.

The following table provides a summary of allowance for credit losses, nonperforming assets, delinquencies and charge-offs as of and for the year-to-date periods indicated ($ in thousands). Consolidated data includes business credit cards and other receivables.

                                                     JUNE 30,       DECEMBER 31,      JUNE 30,
CREDIT QUALITY                                        2002              2001             2001
CONSOLIDATED - MANAGED
Nonperforming assets                               $  105,088       $   81,666       $   63,009
Receivables 90 days or more delinquent                 74,203           67,465           53,078
Receivables 30 days or more delinquent                145,711          137,517          110,867
As a percentage of gross receivables:
 Nonperforming assets                                     4.7%             3.9%             3.3%
 Receivables 90 days or more delinquent                   3.4              3.3              2.8
 Receivables 30 days or more delinquent                   6.6              6.6              5.8
Net charge-offs:
 Amount                                            $   95,769       $  143,593       $   61,852
 As a percentage of average gross receivables
  (annualized)                                            9.2%             7.6%             6.9%

CONSOLIDATED - OWNED
Allowance for credit losses                        $   45,006       $   41,971       $   37,568
Nonperforming assets                                   21,775           20,052           12,669
Receivables 90 days or more delinquent                 15,367           14,474           10,850
Receivables 30 days or more delinquent                 30,211           29,520           22,482
As a percentage of gross receivables:
 Allowance for credit losses                              9.6%             9.4%             9.8%
 Nonperforming assets                                     4.6              4.5              3.3
 Receivables 90 days or more delinquent                   3.3              3.3              2.8
 Receivables 30 days or more delinquent                   6.4              6.6              5.9
Net charge-offs:
 Amount                                            $   19,006       $   27,372       $   12,123
 As a percentage of average gross receivables
  (annualized)                                            8.2%             6.7%             6.1%

BUSINESS CREDIT CARDS - MANAGED
Nonperforming assets                               $  104,424       $   81,083       $   62,606
Receivables 90 days or more delinquent                 73,539           66,882           52,675
Receivables 30 days or more delinquent                144,239          136,037          109,877
As a percentage of gross receivables:
 Nonperforming assets                                     4.8%             4.0%             3.3%
 Receivables 90 days or more delinquent                   3.4              3.3              2.8
 Receivables 30 days or more delinquent                   6.6              6.7              5.8
Net charge-offs:
 Amount                                            $   95,755       $  143,590       $   61,852
 As a percentage of average gross receivables
  (annualized)                                            9.3%             7.7%             7.0%

BUSINESS CREDIT CARDS - OWNED
Allowance for credit losses                        $   43,777       $   41,169       $   37,166
Nonperforming assets                                   21,111           19,469           12,266
Receivables 90 days or more delinquent                 14,703           13,891           10,447
Receivables 30 days or more delinquent                 28,739           28,040           21,492
As a percentage of gross receivables:
 Allowance for credit losses                              9.9%             9.9%            10.5%
 Nonperforming assets                                     4.8              4.7              3.5
 Receivables 90 days or more delinquent                   3.3              3.3              3.0
 Receivables 30 days or more delinquent                   6.5              6.7              6.1
Net charge-offs:
 Amount                                            $   18,993       $   27,369       $   12,123
 As a percentage of average gross receivables
  (annualized)                                            8.7%             7.2%             6.5%

OTHER REVENUES

($ in thousands)                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                         JUNE 30,                   JUNE 30,
                                  ---------------------       ----------------------
                                    2002          2001          2002          2001
                                  -------       -------       -------       --------
Investment securities gains
  (losses), net                   $   534       $(6,119)      $(2,093)      $(14,316)
Business credit card rewards       (3,023)       (2,365)       (5,027)        (3,908)
Cash advance fees                     883           580         1,691            797
Loss on sale of deposits                0        (2,835)            0         (2,835)
Insurance revenues (losses),
  net, and other                    1,868         2,148         3,376         (6,052)
                                  -------       -------       -------       --------
  Total other revenues, net       $   262       $(8,591)      $(2,053)      $(26,314)
                                  =======       =======       =======       ========

Investment securities gains (losses), net, include changes in the fair value and realized gains (losses) on venture capital investments. Investment securities gains for the three months ended June 30, 2002 include $0.5 million of realized gains on other investments. Investment securities gains (losses) for the six months ended June 30, 2002 also include $2.6 million of decreases in valuations of venture capital investments. Investment securities losses for the three months ended June 30, 2001 include $5.6 million of decreases in valuations of venture capital investments and $0.5 million of realized losses on other investments. Investment securities losses for the six months ended June 30, 2001 also include a $4.9 million loss on the sale of a venture capital investment, $6.5 million of decreases in valuations of venture capital investments, and $3.2 million of realized gains on other investments.

Business credit card rewards, which include bonus miles and cash-back rewards, are earned by eligible cardholders based on net purchases charged to their accounts. Increases in business credit card rewards in the three and six months ended June 30, 2002 were due to the increase in average managed business credit card accounts in the rewards programs and the corresponding purchase activity in those accounts, partially offset by a reduction in the estimated cost of future reward redemptions recorded in the three months ended March 31, 2002. Cash advance fees have increased for the three and six months ended June 30, 2002 as compared to the same periods of 2001, due primarily to growth in managed business credit card receivables.

In the second quarter of 2001, we sold $389.7 million of deposit liabilities to E*TRADE Bank, a wholly-owned subsidiary of E*TRADE Group, Inc., resulting in a $2.8 million loss.

In the first quarter of 2001, we successfully negotiated an early termination of our strategic alliance with Progressive Casualty Insurance Company to direct market auto insurance. Insurance revenues, net, and other for the six months ended June 30, 2001 includes operating results of insurance operations, the impact of the termination of the strategic alliance with Progressive Casualty Insurance Company and $10 million of charges related to the write-off of insurance-related deferred acquisition costs that were unrealizable subsequent to the termination of the auto insurance strategic alliance.

OPERATING EXPENSES

($ in thousands)                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                           --------------------      --------------------
                                             2002         2001         2002         2001
                                           -------      -------      -------      -------
Salaries and employee benefits             $16,533      $14,882      $33,664      $29,877
Amortization of business credit card
  deferred origination costs, net           12,410        9,315       24,432       17,109
External processing                          4,134        4,391        8,359        8,254
Marketing                                    3,653        2,150        5,564        6,974
Professional/consulting fees                 3,412        3,158        7,247        6,222
Equipment                                    2,466        2,064        5,067        4,090
Occupancy                                    1,687        1,676        3,298        2,728
Credit                                       1,622        1,184        3,295        2,342
Telephone                                    1,111          494        1,738        1,027
Insurance                                      297        1,382        1,114        2,798
Other                                        2,562        3,420        5,067        5,748
                                           -------      -------      -------      -------
Total operating expenses                   $49,887      $44,116      $98,845      $87,169
                                           =======      =======      =======      =======

Salaries and employee benefits, equipment, credit and telephone expense have increased for the three and six months ended June 30, 2002 as compared to the same periods of 2001. These increases are due primarily to growth in managed business credit card receivables. The growth in receivables did not result in a similar increase in external processing expense for the three months ended June 30, 2002 due to a reduction in the contracted rate for these services that occurred during the first quarter of 2002. Salaries and employee benefits in the three and six months ended June 30, 2002 also reflect additional investments in initiatives to strengthen our position as a leading issuer of business credit cards to the small business market. We expect our total operating expenses to continue to increase in 2002 as we continue to make these types of additional investments. These include initiatives to provide additional value to our existing customers, customer retention activities, development of additional products and services, development of affinity cards and partnership relationships, and enhancement of internet capabilities for servicing our customers.

The increase in amortization of business credit card deferred origination costs, net, in the three and six months ended June 30, 2002 as compared to the same periods of 2001, and the increase in marketing expense in the three months ended June 30, 2002 as compared to the same period of 2001, are attributable to our strategic initiative to attract and retain more higher credit quality customers and the competitive market environment for credit card issuers. The decrease in marketing expense in the six months ended June 30, 2002 as compared to 2001 reflects our decreased origination activities in our retail note program as a result of our high liquidity position subsequent to the Mortgage Transaction in 2001.

The decrease in insurance expense in the three and six months ended June 30, 2002 as compared to 2001 is primarily a result of a decrease in FDIC insurance costs on deposit liabilities. Our FDIC insurance costs decreased due to the significant reduction in our outstanding deposits at Advanta National Bank subsequent to the Mortgage Transaction, and due to a decrease in the insurance assessment rate at Advanta Bank Corp. In addition, insurance expense in the three months ended June 30, 2002 includes a $0.4 million reduction of our estimated liability related to worker's compensation insurance.

Other operating expenses in the three months ended June 30, 2002 include a $1.1 million decrease in litigation reserves resulting from a reduction of damages in a jury verdict. See further discussion in Note 12 to the consolidated financial statements.

LITIGATION CONTINGENCIES

Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to the Mortgage Transaction in the first quarter of 2001. See discussion in Note 12 to the consolidated financial statements. Management believes that the aggregate liabilities, if any, resulting from these actions will not have a material adverse effect on the consolidated financial position or results of our operations based on the level of litigation reserves we have established and our expectations regarding the ultimate resolutions of these actions. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. Our litigation reserves are included in other liabilities on the consolidated balance sheets.

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

     Employee Costs

In the first quarter of 2001, we recorded a $4.1 million charge for severance and outplacement costs associated with the restructuring of corporate functions. There were 69 employees severed who were entitled to benefits. These employees worked in corporate support functions including accounting and finance, human resources, information technology, legal and facilities management. Employees were notified in March 2001, and severance amounts were payable over a 12-month period following the employee's termination date. These payments will be completed in the third quarter of 2002.

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

     Expenses Associated With Exited Businesses/Products

In the first quarter of 2001, we recorded charges of $2.2 million related to other products exited for which no future revenues or benefits would be received. In the third quarter of 2001, we were able to settle some of these commitments for less than originally estimated, and reduced the charge by $0.7 million. We expect to pay the remaining costs, which include lease and other commitments, in the third quarter of 2002.

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

DISCONTINUED OPERATIONS

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

In the three months ended June 30, 2002, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $8.6 million. The components of this loss include a pretax charge of $7.5 million for a litigation settlement in July 2002 related to a mortgage loan servicing agreement termination fee collected in December 2000, a $17.8 million pretax charge primarily related to an increase in our estimated future costs of mortgage business-related contingent liabilities, an $11.3 million pretax gain on leasing discontinuance, and a tax benefit of $5.4 million. The $17.8 million relates primarily to an increase in our estimated future costs of mortgage business-related contingent liabilities in connection with (a) contingent liabilities and litigation costs arising from the operation of the mortgage business prior to the Mortgage Transaction that were not assumed by the buyer, and (b) costs related to Advanta's litigation with Chase Manhattan Mortgage Corporation in connection with the Mortgage Transaction. The change in estimate reflects the legal and consulting fees and other costs that we expect to incur based on current levels of contingent liabilities and expense rates, and considers the status of the discovery process associated with the Mortgage Transaction litigation. The $11.3 million pretax gain on leasing discontinuance represents a revision in the estimated operating results of the leasing segment over the remaining life of the lease portfolio due primarily to favorable credit performance. The leasing portfolio performed favorably as compared to the expectations and assumptions established in 2001. This improvement was the result of successfully obtaining a replacement vendor to service leased equipment for a former leasing vendor that had filed for bankruptcy protection, and operational improvements in the leasing collections area.

In the six months ended June 30, 2001, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $12.4 million. The components of this net gain include a pretax gain on the Mortgage Transaction of $25.8 million, a pretax loss on the discontinuance of our leasing business of $6.0 million, and a tax provision of $7.4 million. The gain on the Mortgage Transaction does not reflect any impact from the post-closing adjustment process. See Note 12 to the consolidated financial statements for a discussion of litigation related to the Mortgage Transaction.

Estimates are used in the accounting for discontinued operations, including estimates of the future costs of mortgage business-related litigation and estimates of operating results through the remaining term of the leasing portfolio. As all estimates used are influenced by factors outside our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.

ASSET/LIABILITY MANAGEMENT

We manage our financial condition with a focus on maintaining high credit quality standards, disciplined management of market risks and prudent levels of growth, leverage and liquidity.

MARKET RISK SENSITIVITY

We are exposed to equity price risk on the equity securities in our investments available for sale portfolio. A 20% adverse change in equity prices would result in an approximate $4.3 million decrease in the fair value of our equity investments as of June 30, 2002.

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

We estimate that at June 30, 2002, our net interest income over a 12-month period would increase by approximately 18% if interest rates were to rise by 200 basis points, and that our net interest income over a 12-month period would decrease by approximately 5% if interest rates were to fall by 200 basis points. We estimate that at June 30, 2002, our managed net interest income over a 12-month period would decrease by approximately 2% if interest rates were to rise by 200 basis points, and that our managed net interest income over a 12-month period would increase by approximately 10% if interest rates were to fall by 200 basis points. Our business credit card receivables include interest rate floors that cause our managed net interest income to rise in the declining rate scenario. The interest rate floors also cause a decrease in managed net interest income in a rising rate scenario. This is because market interest rates at June 30, 2002 were below certain of the interest rate floors, and a 200 basis point increase in market interest rates would not impact the contractual rate on a portion of the receivables.

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

LIQUIDITY AND CAPITAL RESOURCES

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.'s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to a diversity of funding sources as described below, and had a high level of liquidity at June 30, 2002. At June 30, 2002, we had $222 million of federal funds sold, $219 million of receivables held for sale, and $158 million of investments, which could be sold to generate additional liquidity. Components of funding were as follows ($ in thousands):

                                           JUNE 30, 2002          DECEMBER 31, 2001
                                         ----------------         -----------------
                                           AMOUNT      %            AMOUNT       %
                                         ----------   ---         ----------    ---
Off-balance sheet business credit card
   receivables                           $1,744,669    55%        $1,626,709     53%
Deposits                                    614,383    20            636,915     21
Debt and other borrowings                   301,386    10            355,899     11
Equity, including capital securities        462,800    15            466,299     15
                                         ----------   ---         ----------    ---
Total                                    $3,123,238   100%        $3,085,822    100%
                                         ----------   ---         ----------    ---

At June 30, 2002, we had a $280 million committed commercial paper conduit facility secured by business credit card receivables, of which $45 million was unused at June 30, 2002. In June 2002, this facility was renewed through June 2003.

In the first quarter of 2001, after consideration of the parent liquidity and the capital requirements for the ongoing business, the Board of Directors of Advanta Corp. authorized management to purchase up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our capital securities, or some combination thereof. In August 2002, the Board of Directors authorized the purchase of up to an additional 1.5 million shares of Advanta Corp. common stock, bringing the total authorization to up to 3.0 million shares. We intend to make purchases modestly and when we believe it is prudent to do so while we analyze evolving capital requirements. During the year ended December 31, 2001, we repurchased 693,300 shares of our Class B Common Stock. In the six months ended June 30, 2002 we repurchased 386,900 shares of our Class B Common Stock.

In 2000, Advanta Bank Corp. entered into agreements with its bank regulatory agencies, primarily relating to the bank's subprime lending operations. These agreements imposed temporary deposit growth limits at Advanta Bank Corp. and required prior regulatory approval of cash dividends. In April 2002, the agreements were removed and, as a result, the restrictions in the agreements on deposit growth and payment of cash dividends are no longer applicable. We believe that the removal of the agreements is the result of our ongoing efforts to enhance Advanta Bank Corp.'s practices, procedures and regulatory relationships. In connection with removing the agreements, Advanta Bank Corp. has reached an understanding with its regulators which provides for the bank to continue its ongoing efforts to enhance processes and practices. The understanding is consistent with the manner in which Advanta Bank Corp. is currently operating its business and includes no restrictions expected to have any impact on our financial results.

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

At June 30, 2002, Advanta Bank Corp.'s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 22.34%, and Advanta National Bank's combined total capital ratio was 23.36%. At December 31, 2001, Advanta Bank Corp.'s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 18.80% and Advanta National Bank's combined total capital ratio was 23.34%. In each case, Advanta Bank Corp. and Advanta National Bank had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of our agreement with the OCC, even though we have achieved the higher imposed capital ratios required by the agreement.

In the second quarter of 2002, the bank regulatory agencies issued an interagency advisory that requires accrued interest receivable relating to securitized credit cards to be treated as a subordinated residual interest for regulatory capital calculations no later than December 31, 2002. Advanta Bank Corp. and Advanta National Bank will adopt this guidance effective December 31, 2002. The adoption of this guidance will not impact the regulatory capital requirements of Advanta National Bank. We estimate that the adoption of this interagency guidance, as well as other regulatory guidance, will result in Advanta Bank Corp.'s combined total capital ratio being approximately nine percentage points lower. Based on the estimated impact, we anticipate that Advanta Bank Corp. will remain classified as "well-capitalized" under the regulatory framework for prompt corrective action after adoption.

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

On December 5, 2000, a former executive of Advanta obtained a jury verdict against Advanta in the amount of $3.9 million in the United States District Court for the Eastern District of Pennsylvania, in connection with various claims against Advanta related to the executive's termination of employment. In September 2001, the District Court Judge issued orders denying both parties' post-trial motions. A judgment in the amount of approximately $6 million, which includes the $3.9 million described above, was entered against Advanta. In September 2001, Advanta filed an appeal to the United States Court of Appeals for the Third Circuit. Advanta has posted a supersedeas bond in the amount of $8 million. The plaintiff filed a cross-appeal from the order adverse to him. On July 8, 2002, the Court of Appeals issued a Judgment and Opinion affirming in part and reversing in part the District Court judgment. The Court of Appeals affirmed the judgment on liability but determined that the jury award of damages was excessive. The Court of Appeals reduced the jury verdict by $1.1 million and also ordered the District Court to recalculate liquidated damages based on the reduced award. On July 22, 2002, Advanta filed a motion for rehearing and/or rehearing en banc asserting that a new trial was required to remedy the error found by the Court of Appeals. The motion was denied by Order dated August 8, 2002, and Advanta is now considering further appellate review. The District Court Judge has not yet ruled on the executive's petition for attorney's fees and costs in the amount of approximately $1.2 million, which Advanta has contested. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results.

On December 21, 2000, Banc One Financial Services, Inc. and Bank One, N.A. (together "Banc One") filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, that alleged, among other things, that Advanta breached two mortgage loan servicing agreements by wrongfully withholding as termination fees an amount in excess of $23 million, from amounts that we had collected under the loan servicing agreements. An answer to Banc One's second amended complaint was filed in July 2001 denying liability, raising affirmative defenses and asserting a counterclaim. Various motions were filed. While the motions were pending, the parties pursued settlement discussions, and on July 29, 2002, a settlement was reached. In connection with this settlement, Advanta recorded a $7.5 million pretax charge, representing the amount of the settlement in excess of our reserve.

On July 26, 2001, Chase Manhattan Mortgage Corporation ("Chase") filed a complaint against Advanta and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that Advanta breached its contract with Chase in connection with the Mortgage Transaction. Chase claims that Advanta misled Chase concerning the value of certain of the assets sold to Chase. In September 2001, Advanta filed an answer to the complaint in which Advanta denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to Advanta in connection with the transaction. The matter is in discovery and trial is not anticipated before September 2003. We believe that the lawsuit is without merit and will vigorously defend Advanta in this litigation. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact on Advanta or the named subsidiaries.

On November 8, 2001 and January 28, 2002, the accounting firm of Grant Thornton, LLP ("Grant Thornton") filed third-party complaints against Advanta Mortgage Corp., USA ("AMCUSA") in two related lawsuits in the United States District Court for the Southern District of West Virginia. The third-party claims alleged negligent misrepresentation, claiming without specificity or factual support that Grant Thornton received inaccurate information from AMCUSA concerning the amount of loans that AMCUSA had been servicing for the First National Bank of Keystone, West Virginia ("Keystone Bank"). Grant Thornton was the former auditor for Keystone Bank, which failed. Grant Thornton has been sued by the FDIC as receiver of Keystone Bank and by shareholders and others with purported ownership interests in Keystone Bank, alleging that Grant Thornton rendered an unqualified opinion for Keystone Bank's financial statements, when in fact the financial statements fraudulently overstated the Bank's assets by more than $500 million. In December 2001 and February 2002, AMCUSA filed motions to dismiss the third-party complaints, both of which were granted (on June 13, 2002 and June 26, 2002, respectively). On June 27, 2002, Grant Thornton again asserted a third-party claim for negligent misrepresentation very similar to the one that had just been dismissed, and an additional third-party claim for "contribution-negligence" based on the same supposed provision of inaccurate information regarding loans being serviced for Keystone Bank. On July 11, 2002, AMCUSA again moved to dismiss, and that motion is pending. AMCUSA plans to vigorously defend this litigation, and because AMCUSA believes that the likelihood of a final judgment of liability against AMCUSA is remote, it is not expected that the ultimate resolution of this litigation will have a material adverse effect on Advanta's financial position or future operating results.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   Advanta Corp. held its Annual Meeting of Stockholders on June 13, 2002.

(b)   Not required.

(c)   The following proposal was submitted to a vote of stockholders.

      (i) The election of three directors to hold office until the 2005 Annual Meeting of Stockholders.

         NOMINEES                       VOTES FOR              VOTES WITHHELD
         --------                       ---------              --------------
         Max Botel                      8,865,235                 586,831
         James E. Ksansnak              8,865,790                 586,276
         Ronald Lubner                  9,130,315                 321,751

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following exhibits are being filed with this report on Form 10-Q.

      EXHIBIT
      NUMBER   DESCRIPTION OF DOCUMENT
      ------- ------------------------
      12      Consolidated Computation of Ratio of Earnings to Fixed Charges

      99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      (b)(1)  A Current Report on Form 8-K, dated April 19, 2002, was filed by
              Advanta announcing the removal of regulatory agreements that Advanta Bank Corp. entered into in 2000.

      (b)(2)  A Current Report on Form 8-K, dated April 23, 2002, was filed by
              Advanta setting forth the financial highlights of Advanta's results of operations for the three months ended March 31, 2002.

      (b)(3)  A Current Report on Form 8-K, dated June 28, 2002, was filed by
              Advanta announcing the decision to engage KPMG LLP as its independent public accountants and dismiss Arthur Andersen LLP.

      (b)(4)  A Current Report on Form 8-K, dated June 28, 2002, was filed by
              Advanta, the Administrator of the Advanta Corp. Employee Savings
              Plan, announcing the decision to engage KPMG LLP as its independent public accountants and dismiss Arthur Andersen LLP.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Advanta Corp.
                           (Registrant)

      August 13, 2002                             By /s/Philip M. Browne
                                                     ------------------------
                                                  Senior Vice President and
                                                  Chief Financial Officer


      August 13, 2002                             By /s/David B. Weinstock
                                                     ------------------------
                                                  Vice President and
                                                  Chief Accounting Officer

          EXHIBIT INDEX

                                                                          MANNER OF
EXHIBIT   DESCRIPTION                                                      FILING
-------   -----------                                                     ---------
  12      Consolidated Computation of Ratio of Earnings to Fixed Charges      *

  99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted        *
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted        *
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed electronically herewith.