Form 10-Q
period 2002-09-30
ADVANTA CORP
filed 2002-11-14
CIK 96638

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002 or

| | Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

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

Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |X| No | |

      Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes | | No | |

      Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class A                         Outstanding at November 6, 2002
     Common Stock, $.01 par value                      10,041,017 shares

                Class B                         Outstanding at November 6, 2002
     Common Stock, $.01 par value                      17,865,344 shares

                                TABLE OF CONTENTS

                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited)                            3
          Consolidated Income Statements (Unaudited)                         4
          Consolidated Statements of Changes in
            Stockholders' Equity (Unaudited)                               5-6
          Consolidated Statements of Cash Flows (Unaudited)                  7
          Notes to Consolidated Financial Statements (Unaudited)             8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             23

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                               43

Item 4.   Controls and Procedures                                           43

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 44

Item 6.   Exhibits and Reports on Form 8-K                                  46

ITEM 1. FINANCIAL STATEMENTS

                         ADVANTA CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE DATA)                         SEPTEMBER 30,    DECEMBER 31,
                                                              2002             2001
                                                          -------------    ------------
ASSETS
Cash                                                      $    41,785      $    20,952
Federal funds sold                                            224,146          229,889
Restricted interest-bearing deposits                           80,750          113,956
Investments available for sale                                175,976          246,679
Receivables, net:
  Held for sale                                               218,128          202,612
  Other                                                       231,934          220,795
                                                          -----------      -----------
Total receivables, net                                        450,062          423,407
Retained interests in securitizations                         105,158           88,658
Amounts due from securitizations                               83,454           80,325
Premises and equipment, net                                    24,140           25,722
Other assets                                                  285,414          264,689
Net assets of discontinued operations                         141,941          142,403
                                                          -----------      -----------
TOTAL ASSETS                                              $ 1,612,826      $ 1,636,680
                                                          -----------      -----------
LIABILITIES
Deposits:
  Noninterest-bearing                                     $     5,485      $     6,500
  Interest-bearing                                            657,013          630,415
                                                          -----------      -----------
Total deposits                                                662,498          636,915
Debt                                                          303,707          323,582
Other borrowings                                                    0           32,317
Other liabilities                                             183,831          177,567
                                                          -----------      -----------
TOTAL LIABILITIES                                           1,150,036        1,170,381
                                                          -----------      -----------
Commitments and contingencies

Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of Advanta Corp.                     100,000          100,000

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par value:
 authorized, issued and outstanding - 1,010
 shares in 2002 and 2001                                        1,010            1,010
Class A voting common stock, $.01 par value:
 authorized - 200,000,000 shares; issued - 10,041,017
 shares in 2002 and 2001                                          100              100
Class B non-voting common stock, $.01 par value:
 authorized - 200,000,000 shares; issued - 20,424,849
 shares in 2002 and 17,939,639 shares in 2001                     204              179
Additional paid-in capital                                    244,563          223,362
Deferred compensation                                         (18,820)             (64)
Unearned ESOP shares                                          (10,942)         (11,295)
Accumulated other comprehensive income                            273            1,259
Retained earnings                                             182,391          179,370
Less: Treasury stock at cost, 2,226,253 Class B
  common shares in 2002 and 1,348,079 Class B
  common shares in 2001                                       (35,989)         (27,622)
                                                          -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                    362,790          366,299
                                                          -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,612,826      $ 1,636,680
                                                          -----------      -----------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                  ----------------------      ------------------------
                                                    2002          2001          2002            2001
                                                  --------      --------      ---------      ---------
Interest income:
 Receivables                                      $ 18,770      $ 19,901      $  60,253      $  57,663
 Investments                                         2,520         6,487          8,366         35,565
 Other interest income                               2,629         2,660          7,941          7,424
                                                  --------      --------      ---------      ---------
Total interest income                               23,919        29,048         76,560        100,652
Interest expense:
 Deposits                                            5,676         8,655         17,964         36,248
 Debt                                                5,376         8,264         18,508         30,231
 Other borrowings                                        0             0             59            835
                                                  --------      --------      ---------      ---------
Total interest expense                              11,052        16,919         36,531         67,314
                                                  --------      --------      ---------      ---------
Net interest income                                 12,867        12,129         40,029         33,338
Provision for credit losses                          9,421         9,528         31,462         25,852
                                                  --------      --------      ---------      ---------
NET INTEREST INCOME AFTER PROVISION FOR
 CREDIT LOSSES                                       3,446         2,601          8,567          7,486
NONINTEREST REVENUES:
 Securitization income                              29,168        28,701         88,838         74,311
 Interchange income                                 24,237        20,932         67,167         59,140
 Servicing revenues                                  8,334         7,726         24,419         21,287
 Other revenues, net                                (3,718)      (10,728)        (5,771)       (37,042)
                                                  --------      --------      ---------      ---------
TOTAL NONINTEREST REVENUES                          58,021        46,631        174,653        117,696
                                                  --------      --------      ---------      ---------
EXPENSES:
 Operating expenses                                 48,977        44,742        147,822        131,911
 Minority interest in income of consolidated
  subsidiary                                         2,220         2,220          6,660          6,660
 Unusual charges                                         0             0              0         41,750
                                                  --------      --------      ---------      ---------
TOTAL EXPENSES                                      51,197        46,962        154,482        180,321
                                                  --------      --------      ---------      ---------
Income (loss) before income taxes                   10,270         2,270         28,738        (55,139)
Income tax expense (benefit)                         3,954             0         11,064        (16,880)
                                                  --------      --------      ---------      ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS             6,316         2,270         17,674        (38,259)
Loss from discontinued operations, net of tax            0             0              0         (8,438)
Loss, net, on discontinuance of
 mortgage and leasing businesses, net of tax             0       (44,000)        (8,610)       (31,639)
                                                  --------      --------      ---------      ---------
NET INCOME (LOSS)                                 $  6,316      $(41,730)     $   9,064      $ (78,336)
                                                  --------      --------      ---------      ---------
Basic income (loss) from continuing
 operations per common share
  Class A                                         $   0.24      $   0.08      $    0.65      $   (1.53)
  Class B                                             0.26          0.09           0.72          (1.48)
  Combined                                            0.25          0.09           0.69          (1.50)
                                                  --------      --------      ---------      ---------
Diluted income (loss) from continuing
 operations per common share
  Class A                                         $   0.23      $   0.08      $    0.63      $   (1.53)
  Class B                                             0.25          0.09           0.69          (1.48)
  Combined                                            0.25          0.09           0.67          (1.50)
                                                  --------      --------      ---------      ---------
Basic net income (loss) per common share
  Class A                                         $   0.24      $  (1.62)     $    0.31      $   (3.09)
  Class B                                             0.26         (1.60)          0.38          (3.04)
  Combined                                            0.25         (1.61)          0.35          (3.06)
                                                  --------      --------      ---------      ---------
Diluted net income (loss) per common share
  Class A                                         $   0.23      $  (1.60)     $    0.30      $   (3.09)
  Class B                                             0.25         (1.59)          0.36          (3.04)
  Combined                                            0.25         (1.59)          0.34          (3.06)
                                                  --------      --------      ---------      ---------
Basic weighted average common shares
 outstanding
  Class A                                            9,162         9,116          9,146          9,094
  Class B                                           15,876        16,820         16,117         16,590
  Combined                                          25,038        25,936         25,263         25,684
                                                  --------      --------      ---------      ---------
Diluted weighted average common shares
 outstanding
  Class A                                            9,163         9,120          9,151          9,094
  Class B                                           16,501        17,121         17,038         16,590
  Combined                                          25,664        26,241         26,189         25,684
                                                  --------      --------      ---------      ---------

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) ($ IN THOUSANDS)

                                                                      CLASS A          CLASS A          CLASS B        ADDITIONAL
                                                COMPREHENSIVE        PREFERRED          COMMON          COMMON           PAID-IN
                                                 INCOME (LOSS)         STOCK            STOCK            STOCK           CAPITAL
                                                --------------       ---------         -------          -------        ----------
BALANCE AT DECEMBER 31, 2000                                           $1,010            $100             $176           $220,371
                                                                       ------            ----             ----           --------
Net income (loss)                                  $(70,533)
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of ($1,379)                       2,561
                                                   --------
Comprehensive income (loss)                        $(67,972)
                                                   ========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                    4              3,476
Stock option exchange for stock
 and restricted stock tender offer                                                                                            934
Modification of stock options                                                                                               1,966
Issuance of restricted stock                                                                                 1                720
Amortization of deferred
 compensation
Retirement of restricted stock                                                                              (2)            (4,118)
Stock buyback
ESOP shares committed to be released                                                                                           13
                                                                       ------            ----             ----           --------
BALANCE AT DECEMBER 31, 2001                                           $1,010            $100             $179           $223,362
                                                                       ------            ----             ----           --------
Net income (loss)                                  $  9,064
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of $531                            (986)
                                                   ---------
Comprehensive income (loss)                        $  8,078
                                                   ========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                    1                350
Stock option exchange program
 stock distribution
Issuance of restricted stock                                                                                26             21,171
Amortization of deferred
 compensation
Retirement of restricted stock                                                                              (2)              (276)
Stock buyback
ESOP shares committed to be released                                                                                          (44)
                                                                       ------            ----             ----           --------
BALANCE AT SEPTEMBER 30, 2002                                          $1,010            $100             $204           $244,563
                                                                       ------            ----             ----           --------

See Notes to Consolidated Financial Statements

($ IN THOUSANDS)

                                             DEFERRED         ACCUMULATED
                                           COMPENSATION          OTHER                                                   TOTAL
                                            & UNEARNED       COMPREHENSIVE        RETAINED            TREASURY       STOCKHOLDERS'
                                            ESOP SHARES      INCOME (LOSS)        EARNINGS              STOCK            EQUITY
                                           ------------      -------------        --------            --------       -------------
BALANCE AT DECEMBER 31, 2000                  $(19,050)         $(1,302)          $257,562            $(17,965)        $440,902
                                              --------          -------           --------            --------         --------
Net income (loss)                                                                  (70,533)                             (70,533)
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of ($1,379)                                   2,561                                                   2,561
Comprehensive income (loss)
Preferred and common cash
 dividends declared                                                                 (7,659)                              (7,659)
Exercise of stock options                                                                                                 3,480
Stock option exchange for stock
 and restricted stock tender offer                 618                                                  (2,152)            (600)
Modification of stock options                                                                                             1,966
Issuance of restricted stock                      (721)                                                                       0
Amortization of deferred
 compensation                                    3,256                                                                    3,256
Retirement of restricted stock                   4,120                                                                        0
Stock buyback                                                                                           (7,505)          (7,505)
ESOP shares committed to be released               418                                                                      431
                                              --------          -------           --------            --------         --------
BALANCE AT DECEMBER 31, 2001                  $(11,359)         $ 1,259           $179,370            $(27,622)        $366,299
                                              --------          -------           --------            --------         --------
Net income (loss)                                                                    9,064                                9,064
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of $531                                        (986)                                                   (986)
Comprehensive income (loss)
Preferred and common cash
 dividends declared                                                                 (6,043)                              (6,043)
Exercise of stock options                                                                                                   351
Stock option exchange program
 stock distribution                                                                                        542              542
Issuance of restricted stock                   (21,197)                                                                       0
Amortization of deferred
 compensation                                    2,287                                                                    2,287
Retirement of restricted stock                     154                                                                     (124)
Stock buyback                                                                                           (8,909)          (8,909)
ESOP shares committed to be released               353                                                                      309
                                              --------          -------           --------            --------         --------
BALANCE AT SEPTEMBER 30, 2002                 $(29,762)         $   273           $182,391            $(35,989)        $362,790
                                              --------          -------           --------            --------         --------

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                NINE MONTHS ENDED
($ IN THOUSANDS)                                                                                  SEPTEMBER 30,
                                                                                         --------------------------------
                                                                                            2002                  2001
                                                                                         ---------            -----------
OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net income (loss)                                                                        $   9,064            $   (78,336)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Loss from discontinued operations, net of tax                                                 0                  8,438
   Loss, net, on discontinuance of mortgage and leasing businesses, net of tax               8,610                 31,639
   Investment securities losses                                                              5,379                 24,316
   Valuation adjustments on other receivables held for sale                                  1,085                      0
   Loss on sale of deposits                                                                      0                  2,835
   Depreciation                                                                              7,124                  7,173
   Provision for credit losses                                                              31,462                 25,852
   Change in deferred origination costs, net of deferred
     fees                                                                                   (2,044)                (7,631)
   Change in receivables held for sale                                                    (189,277)              (281,168)
   Proceeds from sale of receivables held for sale                                         162,511                272,549
   Change in amounts due from securitizations, other
     assets and other liabilities                                                           (9,864)                (5,046)
   Change in retained interests in securitizations                                         (16,500)               (15,750)
                                                                                         ---------            -----------
Net cash provided by (used in) operating activities                                          7,550                (15,129)
                                                                                         ---------            -----------
INVESTING ACTIVITIES - CONTINUING OPERATIONS
   Change in federal funds sold and restricted interest-
     bearing deposits                                                                       38,949               (376,019)
   Purchase of investments available for sale                                             (278,707)            (1,012,516)
   Proceeds from sales of investments available for sale                                   260,752                845,658
   Proceeds from maturing investments available for sale                                    81,762                766,376
   Change in receivables not held for sale                                                 (30,392)               (48,532)
   Purchases of premises and equipment, net                                                 (5,542)                (5,591)
                                                                                         ---------            -----------
Net cash provided by investing activities                                                   66,822                169,376
                                                                                         ---------            -----------
FINANCING ACTIVITIES - CONTINUING OPERATIONS
   Change in demand and savings deposits                                                    (3,040)                (6,738)
   Proceeds from issuance of time deposits                                                 304,365                664,856
   Payments for maturing time deposits                                                    (283,258)              (947,345)
   Payment for sale of deposits and related accrued
     interest                                                                                    0               (392,511)
   Proceeds from issuance of debt                                                           83,261                140,310
   Payments on redemption of debt                                                         (115,361)              (582,470)
   Change in other borrowings                                                              (32,317)                (4,289)
   Proceeds from exercise of stock options                                                     351                  3,464
   Cash dividends paid                                                                      (6,043)                (5,770)
   Stock buyback                                                                            (8,909)                (5,185)
                                                                                         ---------            -----------
Net cash used in financing activities                                                      (60,951)            (1,135,678)
                                                                                         ---------            -----------
DISCONTINUED OPERATIONS
   Proceeds from the exit of our mortgage business                                               0              1,093,975
   Other cash provided by (used in) operating activities                                     7,412                (87,108)
                                                                                         ---------            -----------
Net cash provided by operating activities of
   discontinued operations                                                                   7,412              1,006,867
                                                                                         ---------            -----------
Net increase in cash                                                                        20,833                 25,436
Cash at beginning of period                                                                 20,952                  1,716
                                                                                         ---------            -----------
Cash at end of period                                                                    $  41,785            $    27,152
                                                                                         ---------            -----------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for securitization income, retained interests in securitizations, the allowance for credit losses, the fair value of venture capital investments, litigation, income taxes, cardholder rewards programs and discontinued operations, among others. Actual results could differ from those estimates.

Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2) RESTRICTED INTEREST-BEARING DEPOSITS AND INVESTMENTS AVAILABLE FOR SALE

Restricted interest-bearing deposits include amounts held in escrow in connection with our litigation with Fleet Financial Group ("Fleet") of $73.1 million at September 30, 2002 and $72.0 million at December 31, 2001. Restricted interest-bearing deposits also include amounts held in escrow in connection with other litigation-related contingencies of $2.9 million at September 30, 2002 and $36.1 million at December 31, 2001.

Investments available for sale consisted of the following:

                                                       SEPTEMBER 30, 2002                       DECEMBER 31, 2001
                                                 ------------------------------          ------------------------------
                                                 AMORTIZED              MARKET           AMORTIZED              MARKET
                                                    COST                VALUE               COST                 VALUE
                                                 ---------             --------          ---------             --------
U.S. Treasury & other U.S.
  Government securities                           $ 25,447             $ 25,521           $ 77,842             $ 78,980
State and municipal securities                       1,960                2,028              3,889                4,005
Collateralized mortgage obligations                  5,220                5,380             20,909               21,318
Mortgage-backed securities                           3,485                3,603              9,961               10,235
Equity securities (1)                               18,573               18,573             26,621               26,621
Money market funds                                 116,264              116,264            105,395              105,395
Other                                                4,607                4,607                126                  125
                                                  --------             --------           --------             --------
      Total investments available for sale        $175,556             $175,976           $244,743             $246,679
                                                  ========             ========           ========             ========

(1) Includes venture capital investments of $13.7 million at September 30, 2002 and $18.6 million at December 31, 2001. The amount shown as amortized cost represents fair value for these investments.

NOTE 3) RECEIVABLES

Receivables on the balance sheet, including those held for sale, consisted of the following:

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       2002               2001
                                                                   -------------      ------------
Business credit card receivables                                     $445,241           $416,265
Other receivables                                                      27,100             28,189
                                                                     --------           --------
       Gross receivables                                              472,341            444,454
                                                                     --------           --------
Add: Deferred origination costs, net of deferred fees                  22,968             20,924
Less: Allowance for credit losses
  Business credit cards                                               (43,776)           (41,169)
  Other receivables                                                    (1,471)              (802)
                                                                     --------           --------
       Total allowance                                                (45,247)           (41,971)
                                                                     --------           --------
Receivables, net                                                     $450,062           $423,407
                                                                     ========           ========

We engage unrelated third parties to solicit and originate business credit card account relationships. Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over the privilege period of one year. These costs represent the cost of acquiring business credit card account relationships, and the net amortization is included in operating expenses. Effective July 1, 2002, we refined our estimate of the timing of when accounts are acquired to better match the resulting estimated period of benefit to the amortization of deferred acquisition costs. The impact of this change in estimate in the three and nine months ended September 30, 2002 was a decrease in operating expenses of $535 thousand resulting in an increase in net income of $329 thousand or $0.01 per diluted share.

Gross managed receivables (owned receivables and securitized receivables) and managed credit quality data were as follows:

                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                2002               2001
                                                            -------------      ------------
Owned business credit card receivables                       $  445,241        $  416,265
Owned other receivables                                          27,100            28,189
Securitized business credit card receivables                  1,808,272         1,626,709
                                                             ----------        ----------
Total managed receivables                                     2,280,613         2,071,163
                                                             ----------        ----------
Nonperforming assets - managed                                  111,307            81,666
Receivables 90 days or more delinquent - managed                 68,012            67,465
Receivables 30 days or more delinquent - managed                151,720           137,517
Net charge-offs year-to-date - managed                          145,531           143,593
                                                             ----------        ----------

NOTE 4) ALLOWANCE FOR CREDIT LOSSES

The following table presents activity in the allowance for credit losses for the periods presented:

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                            ----------------------------------
                                                              2002                      2001
                                                            --------                  --------
Beginning balance                                           $ 41,971                  $ 33,367
Provision for credit losses                                   31,462                    25,852
Gross charge-offs                                            (31,648)                  (23,067)
Recoveries                                                     3,462                     3,620
                                                            --------                  --------
Net charge-offs                                              (28,186)                  (19,447)
                                                            --------                  --------
Ending balance                                              $ 45,247                  $ 39,772
                                                            ========                  ========

NOTE 5) SECURITIZATION ACTIVITIES

The following represents business credit card securitization data for the three and nine months ended September 30, 2002 and 2001, and the key assumptions used in measuring the fair value of retained interests at the time of each new securitization or replenishment during those periods.

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                          ------------------------------     --------------------------------
                                                          SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                               2002             2001             2002               2001
                                                          -------------    -------------     -------------      -------------
Average securitized
   receivables                                            $1,784,825        $1,544,915       $1,680,251         $1,448,350
Securitization income                                         29,168            28,701           88,838             74,311
Discount accretion                                             2,629             2,660            7,941              7,424
Interchange income                                            18,585            16,807           51,455             44,951
Servicing revenues                                             8,334             7,726           24,419             21,287
Proceeds from new securitizations                             47,511            75,000          162,511            272,549
Proceeds from collections reinvested in
   revolving-period securitizations                        1,044,178           850,575        2,863,617          2,373,820
Cash flows received on
   retained interests                                         54,021            44,387          154,026            122,719

KEY ASSUMPTIONS:
  Discount rate                                            9.0% - 14.3%      12.0% - 15.0%      9.0% - 15.0%      12.0% - 15.0%
  Monthly payment rate                                    18.2% - 21.0%      17.9% - 21.0%     18.2% - 21.0%      17.9% - 21.0%
  Loss rate                                                9.6% - 11.5%       9.8% - 11.2%      9.6% - 12.8%       7.8% - 11.2%
  Finance charge yield, net
   of interest paid to
   note holders                                           14.9% - 15.2%      13.2% - 14.8%     14.9% - 15.9%      10.8% - 14.8%
                                                          -------------    ---------------   ---------------    ---------------

There were no purchases of delinquent accounts during the three or nine months ended September 30, 2002 or 2001.

The following assumptions were used in measuring the fair value of retained interests in business credit card securitizations at September 30, 2002 and December 31, 2001. The assumptions listed represent weighted averages of assumptions used for each securitization.

                                                              SEPTEMBER 30,                DECEMBER 31,
                                                                  2002                         2001
                                                              -------------               --------------
Discount rate                                                 10.3% - 12.8%               12.0% - 15.0%
Monthly payment rate                                          18.6% - 21.0%               18.2% - 21.0%
Loss rate                                                      9.6% - 11.5%               10.4% - 12.4%
Finance charge yield, net of interest
  paid to note holders                                                15.2%                       15.8%
                                                              -------------               --------------

In addition to the assumptions identified above, management also considered qualitative factors such as the impact of the current economic environment on the performance of the business credit card receivables sold and the potential volatility of the current market for similar instruments in assessing the fair value of retained interests in business credit card securitizations.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. The following are the results of those sensitivity analyses on the valuation at September 30, 2002.

       Fair value at September 30, 2002                                  $105,158
       Effect on fair value of the following
        hypothetical changes in key assumptions:
           Discount rate increased by 2%                                 $ (1,825)
           Discount rate increased by 4%                                   (3,574)
           Monthly payment rate at 110% of base assumption                 (1,220)
           Monthly payment rate at 125% of base assumption                 (2,364)
           Loss rate at 110% of base assumption                            (4,511)
           Loss rate at 125% of base assumption                           (11,231)
           Finance charge yield, net of interest paid to note
             holders, decreased by 1%                                      (4,699)
           Finance charge yield, net of interest paid to note
             holders, decreased by 2%                                      (9,398)

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

For managed receivables (owned receivables and securitized receivables) and managed credit quality data, see Note 3.

NOTE 6) SELECTED BALANCE SHEET INFORMATION

                                                                 SEPTEMBER 30,        DECEMBER 31,
OTHER ASSETS                                                         2002                 2001
                                                                 -------------        ------------
Current and deferred income taxes, net                             $ 90,665            $ 94,922
Amounts due from transfer of consumer credit
  card business                                                      70,545              70,545
Cash surrender value of insurance contracts                          23,845              26,065
Investment in Fleet Credit Card LLC                                  20,000              20,000
Other                                                                80,359              53,157
                                                                   --------            --------
Total other assets                                                 $285,414            $264,689
                                                                   ========            ========

                                                                 SEPTEMBER 30,        DECEMBER 31,
OTHER LIABILITIES                                                    2002                 2001
                                                                 -------------        ------------
Accounts payable and accrued expenses                              $ 40,244             $ 43,554
Accrued interest payable                                             16,773                9,095
Business credit card rewards                                         13,918               10,389
Other                                                               112,896              114,529
                                                                   --------             --------
Total other liabilities                                            $183,831             $177,567
                                                                   ========             ========

We offer bonus mile and cash-back reward programs with certain of our business credit cards. Eligible cardholders earn points for bonus mile rewards or up to 2% cash-back rewards based on net purchases charged on their business credit card account. The cost of future reward redemptions are estimated and recorded at the time bonus mile points or cash-back rewards are earned by the cardholder. These costs of future reward redemptions are recorded as a reduction of other revenues. Through the second quarter of 2002, we estimated that 80% to 100% of cardholders would ultimately claim rewards. The estimate of the percentage of cardholders that will ultimately claim rewards varies depending on the structure of the rewards program. In the third quarter of 2002, we revised our estimate of the bonus mile reward liability, including a change in the estimate of the percentage of cardholders that will ultimately claim bonus mile rewards from 80% to 70% based on experience for that program life-to-date. After this change, our estimated range of cardholders that will ultimately claim rewards for all programs is 70% to 100%. The impact of this change in estimate was an approximate $700 thousand increase in other revenues in the three and nine months ended September 30, 2002, resulting in an increase in net income of approximately $430 thousand or $0.02 per diluted share.

NOTE 7) CAPITAL STOCK

In 2001, the Board of Directors of Advanta Corp. authorized the purchase of up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our capital securities, or some combination thereof. In August 2002, the Board of Directors authorized the purchase of up to an additional 1.5 million shares of Advanta Corp. common stock, bringing the total authorization to up to 3.0 million shares. During the year ended December 31, 2001, we repurchased 693,300 shares of our Class B Common Stock. In the nine months ended September 30, 2002, we repurchased 884,900 shares of our Class B Common Stock.

Our management incentive programs give eligible employees the opportunity to elect to take portions of their anticipated or target bonus payments for future years in the form of restricted shares of Advanta Corp. Class B Common Stock. In the nine months ended September 30, 2002, 2.6 million restricted shares were issued in connection with the current program covering the performance years 2002-2005.

Cash dividends per share of common stock declared during the three months ended September 30, 2002 and 2001 were $0.063 for Class A Common Stock and $0.076 for Class B Common Stock. Cash dividends per share of common stock declared during the nine months ended September 30, 2002 and 2001 were $0.189 for Class A Common Stock and $0.227 for Class B Common Stock.

NOTE 8) SEGMENT INFORMATION

                                                        ADVANTA
                                                       BUSINESS              VENTURE
                                                         CARDS               CAPITAL            OTHER (1)               TOTAL
                                                      ----------            --------           ----------            ----------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Interest income                                       $   21,082            $      0           $    2,837            $   23,919
Interest expense                                           8,978                 176                1,898                11,052
Noninterest revenues (losses), net                        61,652              (3,505)                (126)               58,021
Pretax income (loss) from continuing operations           16,594              (4,369)              (1,955)               10,270
Average managed receivables                            2,230,089                   0               27,655             2,257,744
Total assets                                             690,216              14,779              907,831             1,612,826
                                                      ----------            --------           ----------            ----------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Interest income                                       $   22,285            $      2           $    6,761            $   29,048
Interest expense                                           8,791                 435                7,693                16,919
Noninterest revenues (losses), net                        56,488              (9,988)                 131                46,631
Pretax income (loss) from continuing operations           17,250             (11,019)              (3,961)                2,270
Average managed receivables                            1,946,737                   0               28,328             1,975,065
Total assets                                             555,344              22,641            1,076,943             1,654,928
                                                      ----------            --------           ----------            ----------
NINE MONTHS ENDED SEPTEMBER 30, 2002
Interest income                                       $   67,218            $      2           $    9,340            $   76,560
Interest expense                                          26,524                 562                9,445                36,531
Noninterest revenues (losses), net                       180,878              (6,115)                (110)              174,653
Pretax income (loss) from continuing operations           44,900              (8,583)              (7,579)               28,738
Average managed receivables                            2,118,666                   0               28,108             2,146,774
                                                      ----------            --------           ----------            ----------
NINE MONTHS ENDED SEPTEMBER 30, 2001
Interest income                                       $   64,655            $     35           $   35,962            $  100,652
Interest expense                                          24,009               1,274               42,031                67,314
Noninterest revenues (losses), net                       152,498             (26,950)              (7,852)              117,696
Unusual charges                                                0                   0               41,750                41,750
Pretax income (loss) from continuing operations           44,941             (30,285)             (69,795)              (55,139)
Average managed receivables                            1,829,815                   0               28,352             1,858,167
                                                      ----------            --------           ----------            ----------

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

NOTE 9) UNUSUAL CHARGES

Effective February 28, 2001, we completed the exit of our mortgage business, Advanta Mortgage, through a purchase and sale agreement with Chase Manhattan Mortgage Corporation as buyer (the "Mortgage Transaction"). Subsequent to the Mortgage Transaction and discontinuance of our leasing business in the first quarter of 2001, we implemented a plan to restructure our corporate functions to a size commensurate with our ongoing businesses and incurred certain other unusual charges related to employee costs. Costs associated with this restructuring activity and other employee costs are included in unusual charges in the consolidated income statements. Accruals related to these costs are included in other liabilities in the consolidated balance sheets. The details of these costs are as follows:

                                                                                       DEC. 31,                      SEPT. 30,
                                                                         CHARGED         2001         CHARGED           2002
                                                          ACCRUED      TO ACCRUAL      ACCRUAL       TO ACCRUAL       ACCRUAL
                                                          IN 2001       IN 2001        BALANCE        IN 2002         BALANCE
                                                          -------      ----------      --------      ----------      ---------
Employee costs                                            $27,296       $24,768         $2,528         $2,528         $   0
Expenses associated with exited businesses/products        11,895        11,266            629            629             0
Asset impairments                                           2,559         2,559              0              0             0
                                                          -------       -------         ------         ------         -----
Total                                                     $41,750       $38,593         $3,157         $3,157         $   0
                                                          =======       =======         ======         ======         =====

Employee costs

In the first quarter of 2001, we recorded a $4.1 million charge for severance and outplacement costs associated with the restructuring of corporate functions. There were 69 employees severed who were entitled to benefits. These employees worked in corporate support functions including accounting and finance, human resources, information technology, legal and facilities management. Employees were notified in March 2001, and severance amounts were payable over a 12-month period following the employee's termination date. These payments were completed in the third quarter of 2002.

Additionally, during 2001, we incurred $23.2 million of other employee costs. This amount included approximately $10 million attributable to bonuses to certain key employees in recognition of their efforts on behalf of Advanta in the strategic alternatives process. It also included approximately $4.5 million of bonuses in recognition of the restructuring of the company and other significant transitional efforts. These bonuses were paid over a 12-month period. In the second quarter of 2001, we recorded a $1.0 million increase in employee costs related to a revision in estimate associated with these bonuses. In 2001, we accelerated vesting of 32% of outstanding options that were not vested at the date of the closing of the Mortgage Transaction. This acceleration resulted in a noncash charge of $1.3 million. In connection with reviewing our compensation plans after the Mortgage Transaction and restructuring of corporate functions, we implemented a program whereby all outstanding stock appreciation rights and shares of phantom stock were terminated in exchange for cash to be paid through a deferred compensation arrangement. We recorded charges of $2.9 million associated with this exchange. The charge reflects a $0.7 million reduction recorded in the three months ended September 30, 2001, as actual cash settlement costs were less than estimated. Due to the restructuring of the company, we implemented programs whereby certain out-of-the-money options were exchanged for shares of stock, and whereby certain shares of restricted stock were exchanged for cash and stock options in a tender offer, subject to certain performance conditions and vesting requirements. Noncash charges associated with the issuance of the stock, stock options and the tender offer totaled $3.6 million. This charge reflects a $1.4 million increase recorded in the three months ended September 30, 2001, as actual noncash charges associated with the tender offer were more than estimated.

Expenses associated with exited businesses/products

In the first quarter of 2001, we recorded charges of $2.2 million related to other products exited for which no future revenues or benefits would be received. In the third quarter of 2001, we were able to settle some of these commitments for less than originally estimated, and reduced the charge by $0.7 million. We paid the remaining costs, which included lease and other commitments, in the third quarter of 2002.

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

NOTE 10) DISCONTINUED OPERATIONS

Loss from discontinued operations, net of tax, for the period from January 1, 2001 through February 28, 2001, the effective date of the Mortgage Transaction, was $8.4 million. The Mortgage Transaction was consummated pursuant to a purchase and sale agreement that provided for the sale, transfer and assignment of substantially all of the assets and operating liabilities associated with our mortgage business, as well as specified contingent liabilities arising from our operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before closing that were not specifically assumed by the buyer.

On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. We are continuing to service the existing leasing portfolio rather than sell the business or the portfolio.

Our exit from the mortgage business and discontinuance of the leasing business represent the disposal of business segments following Accounting Principles Board Opinion No. 30. Accordingly, results of these operations are classified as discontinued in all periods presented. Estimates are used in the accounting for discontinued operations, including estimates of the future costs of mortgage business-related litigation and estimates of operating results through the remaining term of the leasing portfolio. As all estimates used are influenced by factors outside our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term.

The following tables summarize the components of the gain (loss) on discontinuance of our mortgage and leasing businesses for the three and nine months ended September 30, 2002 and 2001:

                                                                            THREE MONTHS ENDED
                                                ---------------------------------------------------------------------
                                                    SEPTEMBER 30, 2002                        SEPTEMBER 30, 2001
                                                ----------------------------              ---------------------------
                                                                    ADVANTA                                  ADVANTA
                                                 ADVANTA            LEASING               ADVANTA            LEASING
                                                MORTGAGE            SERVICES              MORTGAGE           SERVICES
                                                --------            --------              --------           --------
Pretax loss on discontinuance
   of mortgage and leasing
   businesses                                   $      0             $     0             $(5,000)           $(39,000)
Income tax benefit                                     0                   0                   0                   0
                                                --------             -------             -------            --------
Loss on discontinuance of
   mortgage and leasing
   businesses, net of tax                       $      0             $     0             $(5,000)           $(39,000)
                                                ========             =======             =======            ========

                                                                           NINE MONTHS ENDED
                                                ---------------------------------------------------------------------
                                                    SEPTEMBER 30, 2002                        SEPTEMBER 30, 2001
                                                ----------------------------              ---------------------------
                                                                    ADVANTA                                  ADVANTA
                                                 ADVANTA            LEASING               ADVANTA            LEASING
                                                MORTGAGE            SERVICES              MORTGAGE           SERVICES
                                                --------            --------              --------           --------
Pretax gain (loss) on
   discontinuance of mortgage and
   leasing businesses                           $(25,300)            $11,300              $20,753            $(45,000)
Income tax (expense) benefit                       9,740              (4,350)              (8,637)              1,245
                                                --------             -------              -------            --------
Gain (loss) on discontinuance
   of mortgage and leasing
   businesses, net of tax                       $(15,560)            $ 6,950              $12,116            $(43,755)
                                                ========             =======              =======            ========

The proceeds from the Mortgage Transaction exceeded $1 billion, subject to closing adjustments, resulting in an estimated pretax gain in the year ended December 31, 2001 of $20.8 million after transaction expenses, severance expenses and other costs. The gain does not reflect any impact from the post-closing adjustment process that has not yet been completed due to litigation related to the Mortgage Transaction. See Note 12 to the consolidated financial statements. The pretax gain of $20.8 million in the nine months ended September 30, 2001 included a $5.0 million increase in the estimated future costs of mortgage business-related litigation in the three months ended September 30, 2001.

In the nine months ended September 30, 2002, we increased our estimate of other costs related to the exit of our mortgage business by $25.3 million, comprised of $7.5 million for a litigation settlement related to a mortgage loan servicing agreement termination fee collected in December 2000, and $17.8 million primarily related to an increase in our estimated future costs of mortgage business-related contingent liabilities. The $17.8 million relates primarily to an increase in our estimated future costs of mortgage business-related contingent liabilities in connection with (a) contingent liabilities and litigation costs arising from the operation of the mortgage business prior to the Mortgage Transaction that were not assumed by the buyer, and (b) costs related to Advanta's litigation with Chase Manhattan Mortgage Corporation in connection with the Mortgage Transaction. The change in estimate reflects the legal and consulting fees and other costs that we expect to incur based on current levels of contingent liabilities and expense rates, and considers the status of the discovery process associated with the Mortgage Transaction litigation.

In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. Estimated operating results of the leasing business included estimated valuations of retained interests in leasing securitizations, estimated cash flows from on-balance sheet lease receivables, interest expense and operating expenses. In the nine months ended September 30, 2001, we recorded an additional $45.0 million pretax loss due to a change in estimate of those operating results based on credit loss experience in 2001. Of this total, $39.0 million was recorded in the three months ended September 30, 2001. A principal factor contributing to the increased credit losses in 2001 was that one of our former leasing vendors had filed for bankruptcy protection and this vendor's financial problems were impacting its ability to service the leased equipment in a segment of our leasing portfolio.

In the nine months ended September 30, 2002, we recorded an $11.3 million pretax gain on leasing discontinuance representing a revision in the estimated operating results of the leasing segment over the remaining life of the lease portfolio due primarily to favorable credit performance. The leasing portfolio performed favorably as compared to the expectations and assumptions established in 2001. This improvement was the result of successfully obtaining a replacement vendor to service leased equipment for the former leasing vendor that had filed for bankruptcy protection, as described above, and operational improvements in the leasing collections area.

Per share data was as follows:

                                                     THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------------------    --------------------------------------
                                                     ADVANTA           ADVANTA LEASING            ADVANTA          ADVANTA LEASING
                                                     MORTGAGE             SERVICES                MORTGAGE             SERVICES
                                              --------------------   --------------------    -----------------    -----------------
                                               2002          2001     2002          2001      2002       2001      2002       2001
                                              ------        ------   ------        ------    ------     ------    ------     ------
Basic loss from discontinued
  operations per common share
    Class A                                   $ 0.00        $ 0.00   $ 0.00        $ 0.00    $ 0.00     $(0.33)   $ 0.00     $ 0.00
    Class B                                     0.00          0.00     0.00          0.00      0.00      (0.33)     0.00       0.00
    Combined                                    0.00          0.00     0.00          0.00      0.00      (0.33)     0.00       0.00
Diluted loss from discontinued
  operations per common share
    Class A                                   $ 0.00        $ 0.00   $ 0.00        $ 0.00    $ 0.00     $(0.33)   $ 0.00     $ 0.00
    Class B                                     0.00          0.00     0.00          0.00      0.00      (0.33)     0.00       0.00
    Combined                                    0.00          0.00     0.00          0.00      0.00      (0.33)     0.00       0.00
Basic gain (loss), net, on
  discontinuance of mortgage and leasing
  businesses, net of tax, per common share
    Class A                                   $ 0.00        $(0.19)  $ 0.00        $(1.50)   $(0.62)    $ 0.47    $ 0.28     $(1.70)
    Class B                                     0.00         (0.19)    0.00         (1.50)    (0.62)      0.47      0.28      (1.70)
    Combined                                    0.00         (0.19)    0.00         (1.50)    (0.62)      0.47      0.28      (1.70)
Diluted gain (loss), net, on
  discontinuance of mortgage and leasing
  businesses, net of tax, per common share
    Class A                                   $ 0.00        $(0.19)  $ 0.00        $(1.49)   $(0.59)    $ 0.47    $ 0.27     $(1.70)
    Class B                                     0.00         (0.19)    0.00         (1.49)    (0.59)      0.47      0.27      (1.70)
    Combined                                    0.00         (0.19)    0.00         (1.49)    (0.59)      0.47      0.27      (1.70)
                                              ------        ------   ------        ------    ------     ------    ------     ------

The components of net assets of discontinued operations were as follows:

                                                       SEPTEMBER 30,        DECEMBER 31,
                                                            2002                2001
                                                       -------------        ------------
Loans and leases, net                                    $ 50,648             $ 52,739
Other assets                                               98,765              100,061
Liabilities                                                (7,472)             (10,397)
                                                         --------             --------
Net assets of discontinued operations                    $141,941             $142,403
                                                         ========             ========

As discussed above, we are continuing to service the existing lease portfolio. At September 30, 2002, there were $188 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $52 million. At December 31, 2001, there were $365 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $44 million. The retained interests in leasing securitizations are included in net assets of discontinued operations in the consolidated balance sheets. At September 30, 2002, the fair value of the retained interests in leasing securitizations was estimated using a 12.0% discount rate on future cash flows, loss rates ranging from 5.0% to 5.4% and a weighted average life of 1.0 year. At December 31, 2001, the fair value of the retained interests in leasing securitizations was estimated using a 12.0% discount rate on future cash flows, loss rates ranging from 9.0% to 9.9% and a weighted average life of 1.1 year.

NOTE 11) EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share.

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                               ----------------------      ----------------------
                                                 2002          2001           2002         2001
                                               --------      --------      --------      --------
Income (loss) from continuing operations       $  6,316      $  2,270      $ 17,674      $(38,259)
 Less: Preferred A dividends                          0             0          (141)         (141)
                                               --------      --------      --------      --------
Income (loss) from continuing operations
 available to common shareholders                 6,316         2,270        17,533       (38,400)
Loss from discontinued operations,
 net of tax                                           0             0             0        (8,438)
Gain (loss), net, on discontinuance of
 mortgage and leasing businesses, net of
 tax                                                  0       (44,000)       (8,610)      (31,639)
                                               --------      --------      --------      --------
Net income (loss) available to common
 shareholders                                     6,316       (41,730)        8,923       (78,477)
 Less: Class A dividends declared                  (576)         (574)       (1,726)       (1,720)
 Less: Class B dividends declared                (1,401)       (1,314)       (4,176)       (3,909)
                                               --------      --------      --------      --------
Undistributed net income (loss)                $  4,339      $(43,618)     $  3,021      $(84,106)
                                               --------      --------      --------      --------
Basic income (loss) from continuing
 operations per common share
  Class A                                      $   0.24      $   0.08      $   0.65      $  (1.53)
  Class B                                          0.26          0.09          0.72         (1.48)
  Combined(1)                                      0.25          0.09          0.69         (1.50)
Diluted income (loss) from continuing
 operations per common share
  Class A                                      $   0.23      $   0.08      $   0.63      $  (1.53)
  Class B                                          0.25          0.09          0.69         (1.48)
  Combined(1)                                      0.25          0.09          0.67         (1.50)
Basic net income (loss) per common share
  Class A                                      $   0.24      $  (1.62)     $   0.31      $  (3.09)
  Class B                                          0.26         (1.60)         0.38         (3.04)
  Combined(1)                                      0.25         (1.61)         0.35         (3.06)
Diluted net income (loss) per common
 share
  Class A                                      $   0.23      $  (1.60)     $   0.30      $  (3.09)
  Class B                                          0.25         (1.59)         0.36         (3.04)
  Combined(1)                                      0.25         (1.59)         0.34         (3.06)
                                               --------      --------      --------      --------
Basic weighted average common shares
 outstanding
  Class A                                         9,162         9,116         9,146         9,094
  Class B                                        15,876        16,820        16,117        16,590
  Combined                                       25,038        25,936        25,263        25,684
Options Class B                                     289           205           487             0
Restricted shares Class A                             1             4             5             0
Restricted shares Class B                           336            96           434             0
Diluted weighted average common shares
 outstanding
  Class A                                         9,163         9,120         9,151         9,094
  Class B                                        16,501        17,121        17,038        16,590
  Combined                                       25,664        26,241        26,189        25,864
Antidilutive shares
  Options Class B                                 1,699         1,226         1,474         2,539
  Restricted shares Class A                           0            10             4            28
  Restricted shares Class B                       2,175           269         1,955           595
                                               --------      --------      --------      --------

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

For the three months ended September 30, 2002, we reported net income from continuing operations of $6.3 million or $0.25 per combined diluted common share, compared to net income from continuing operations of $2.3 million or $0.09 per combined diluted common share for the same period of 2001. For the nine months ended September 30, 2002, we reported net income from continuing operations of $17.7 million or $0.67 per combined diluted common share, compared to net loss from continuing operations of $38.3 million or $1.50 per combined diluted common share for the nine months ended September 30, 2001. Net loss from continuing operations for the nine months ended September 30, 2001 included pretax unusual charges of $41.8 million, representing costs associated with the restructure of our corporate functions to a size commensurate with our ongoing businesses and certain other unusual charges related to employee costs. Net income (loss) from continuing operations included the following business segment results ($ in thousands):

                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                   SEPTEMBER 30,                    SEPTEMBER 30,
                             ------------------------        ------------------------
                               2002            2001            2002            2001
                             --------        --------        --------        --------
ADVANTA BUSINESS CARDS
Pretax income                $ 16,594        $ 17,250        $ 44,900        $ 44,941
Income tax (expense)           (6,388)         (6,641)        (17,286)        (17,301)
                             --------        --------        --------        --------
Net income                   $ 10,206        $ 10,609        $ 27,614        $ 27,640
                             --------        --------        --------        --------
VENTURE CAPITAL
Pretax loss                  $ (4,369)       $(11,019)       $ (8,583)       $(30,285)
Income tax benefit              1,682           4,242           3,305          11,659
                             --------        --------        --------        --------
Net loss                     $ (2,687)       $ (6,777)       $ (5,278)       $(18,626)
                             --------        --------        --------        --------

For the nine months ended September 30, 2002, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $8.6 million, or $0.33 per combined diluted common share. For the nine months ended September 30, 2001, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $31.6 million, or $1.23 per combined diluted common share. Loss from discontinued operations, net of tax, was $8.4 million, or $0.33 per combined diluted share, for the period from January 1, 2001 through February 28, 2001, the effective date of the Mortgage Transaction.

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

      (4) factors affecting fluctuations in the number of accounts or loan balances including retention of cardholders after promotional pricing periods have expired;

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

      (14)  the impact of litigation; and

      (15) the proper design and operation of our disclosure controls and procedures.

Additional risks that may affect our future performance are set forth elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2001 and in our other filings with the Securities and Exchange Commission.

ADVANTA BUSINESS CARDS

Overview

Advanta Business Cards offers business credit cards to small businesses through targeted direct mail and telemarketing solicitations and the Internet. This product provides approved customers with access, through merchants, banks, checks and ATMs, to an instant unsecured revolving business credit line. Advanta Business Cards generates interest and other income through finance charges assessed on outstanding balances, interchange income, cash advance and other credit card fees.

The managed business credit card receivable portfolio grew from $2.0 billion at September 30, 2001 and December 31, 2001 to $2.3 billion at September 30, 2002. Advanta Business Cards originated 53,784 new accounts in the three months ended September 30, 2002, compared to 57,394 new accounts for the same period of 2001. Originations for the nine months ended September 30, 2002 were 158,333 new accounts, compared to 192,711 new accounts for the same period of 2001. The level of originations in the three and nine months ended September 30, 2002 reflects our strategic initiative to selectively attract and retain more higher credit quality customers and the competitive environment. We expect originations in the three months ended December 31, 2002 to be higher than originations in the three months ended September 30, 2002. General industry trends have shown that originations in the first and fourth quarters of the year are typically higher than the second and third quarters. In addition, response rate trends we experienced in October 2002 indicate increased growth rates for the fourth quarter of 2002.

Pretax income for Advanta Business Cards was $16.6 million for the three months ended September 30, 2002 as compared to $17.3 million for the same period of 2001. Pretax income for both the nine months ended September 30, 2002 and the same period of 2001 was $44.9 million. The components of pretax income for Advanta Business Cards for the three and nine months ended September 30, 2002 and 2001 were as follows ($ in thousands):

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                               ------------------------        --------------------------
                                                 2002            2001             2002             2001
                                               --------        --------        ---------        ---------
Net interest income on owned
  receivables                                  $ 12,104        $ 13,494        $  40,694        $  40,646
Noninterest revenues                             61,652          56,488          180,878          152,498
Provision for credit losses                      (9,179)         (9,325)         (30,779)         (25,449)
Operating expenses                              (47,983)        (43,407)        (145,893)        (122,754)
                                               --------        --------        ---------        ---------
Pretax income                                  $ 16,594        $ 17,250        $  44,900        $  44,941
                                               --------        --------        ---------        ---------

Net interest income on owned receivables decreased by $1.4 million for the three months ended September 30, 2002 as compared to the same period of 2001 due primarily to a decrease in the average yield earned on our business credit card receivables. The decrease in yield is a result of our focus on selectively attracting and retaining more higher credit quality customers with a broader array of competitively-priced offerings and products, including promotional pricing and rewards programs, which has shifted business credit card revenue components towards noninterest revenues. Partially offsetting the decrease in yield was a decrease in our cost of funds and a $43 million increase in average owned business credit card receivables in the three months ended September 30, 2002 as compared to the same period of 2001. In the nine months ended September 30, 2002, the decrease in the average yield earned on our business credit card receivables was substantially offset by the decrease in our cost of funds and a $57 million increase in average owned business credit card receivables, resulting in consistent levels of net interest income on owned receivables as compared to the same period of 2001.

The increase in noninterest revenues in both periods is due primarily to growth in managed receivables and increased interchange income. The increase in the provision for credit losses in the nine months ended September 30, 2002 as compared to the same period of 2001, reflects an increase in average owned business credit card receivables, partially offset by estimates as of September 30, 2002 of a lower level of inherent losses in the portfolio, based on delinquency and net charge-off rate trends and the current composition of the portfolio, as compared to estimates as of September 30, 2001. The increase in operating expenses in both periods resulted from growth in managed receivables and additional investments in initiatives to strengthen our position as a leading issuer of business credit cards to the small business market.

The following table provides selected information on a managed portfolio basis.

                                                                                    SEPTEMBER 30,
                                                                             ----------------------------
MANAGED PORTFOLIO DATA ($ IN THOUSANDS)                                         2002              2001
                                                                             ----------        ----------
Average managed business credit card receivables:
  Three months ended September 30                                            $2,230,089        $1,946,737
  Nine months ended September 30                                              2,118,666         1,829,815
Ending managed business credit card receivables                               2,253,513         1,996,963
Ending number of business credit card accounts - managed                        730,174           689,678
As a percentage of average managed business
  credit card receivables:
  Net interest margin
    Three months ended September 30                                                14.9%             15.3%
    Nine months ended September 30                                                 15.8              14.5
  Fee revenues
    Three months ended September 30                                                 5.6%              5.5%
    Nine months ended September 30                                                  5.6               5.5
  Net charge-offs
    Three months ended September 30                                                 8.9%              7.9%
    Nine months ended September 30                                                  9.2               7.3
  Risk-adjusted revenues (1)
    Three months ended September 30                                                11.6%             12.9%
    Nine months ended September 30                                                 12.2              12.7
  Total receivables 90 days or more delinquent at
    September 30                                                                    3.0%              2.8%
  Total receivables 30 days or more delinquent at
    September 30                                                                    6.7%              5.9%
                                                                             ----------        ----------

(1) Risk-adjusted revenues represent net interest margin and fee revenues, less net charge-offs.

Securitization Income

Advanta Business Cards recognized securitization income of $29.2 million for the three months ended September 30, 2002 and $88.8 million for the nine months ended September 30, 2002. This compares to $28.7 million of securitization income recognized for the three months ended September 30, 2001 and $74.3 million of securitization income recognized for the nine months ended September 30, 2001. Advanta Business Cards sells interests in receivables through securitizations. During the revolving period of the securitizations, Advanta Business Cards also sells receivables to the existing securitization trust on a continuous basis to replenish the investors' interest in trust receivables that have been repaid by the cardholders. The increases in securitization income in the three and nine months ended September 30, 2002 as compared to the same periods of 2001 were due primarily to increased volume of securitized receivables. Securitization income in both the three and nine months ended September 30, 2002 is also impacted by a decline in yields on securitized receivables, a decrease in the interest rate paid to note holders, and an increased net charge-off rate on securitized receivables. These fluctuations in yields and rates are similar to those experienced in on-balance sheet business credit card receivables as discussed in the "Interest Income and Expense" and "Provision and Allowance for Credit Losses" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interchange Income

Business credit card interchange income on managed business credit card receivables was $24.2 million for the three months ended September 30, 2002 and $67.2 million for the nine months ended September 30, 2002. This compares to business credit card interchange income on managed business credit card receivables of $20.9 million for the three months ended September 30, 2001 and $59.1 million for the nine months ended September 30, 2001. The increase in interchange income was due primarily to higher purchase volume resulting from the increase in average managed business credit card accounts and receivables, as well as our strategic initiative to selectively attract and retain more higher credit quality customers that tend to have higher purchase volumes per account. The average interchange rate was 2.1% for the three months ended September 30, 2002, compared to 2.2% for the same period of 2001. The average interchange rate was 2.1% for the nine months ended September 30, 2002 and 2001.

Servicing Revenues

Advanta Business Cards recognized servicing revenue of $8.3 million for the three months ended September 30, 2002 and $24.4 million for the nine months ended September 30, 2002. This compares to servicing revenue of $7.7 million for the three months ended September 30, 2001 and $21.3 million for the nine months ended September 30, 2001. The increase in servicing revenue was due to increased volume of securitized receivables.

VENTURE CAPITAL

Our venture capital segment makes venture capital investments through certain of our affiliates. The investment objective is to earn attractive returns by building the long-term values of the businesses in which we invest. The estimated fair value of our venture capital investments was $13.7 million at September 30, 2002 and $18.6 million at December 31, 2001. The fair values of these equity investments are subject to significant volatility. Our investments in specific companies and industry segments may vary over time, and changes in concentrations may affect fair value volatility. We primarily invest in privately-held companies, including early stage companies. These investments are inherently risky as the market for the technologies or products the investees have under development may never materialize.

Pretax loss for the venture capital segment was $4.4 million for the three months ended September 30, 2002, and included $3.5 million of decreases in valuations of venture capital investments. Pretax loss for the venture capital segment was $11.0 million for the three months ended September 30, 2001, and included $10.0 million of decreases in valuations of venture capital investments. For the nine months ended September 30, 2002, pretax loss for the venture capital segment was $8.6 million as compared to pretax loss of $30.3 million for the same period of 2001. Pretax loss for the nine months ended September 30, 2002 included $6.1 million of decreases in valuations of venture capital investments. Pretax loss for the nine months ended September 30, 2001 included $27.0 million of decreases in valuations and losses on venture capital investments.

INTEREST INCOME AND EXPENSE

Interest income decreased by $5.1 million for the three months ended September 30, 2002 as compared to the same period of 2001. Interest income decreased by $24.1 million for the nine months ended September 30, 2002 as compared to the same period of 2001. The decrease in interest income for the three and nine months ended September 30, 2002 was due primarily to a decrease in the average yield earned on our investments and receivables as a result of the prevailing interest rate environment and the shift in business credit card revenue components discussed below. Also contributing to the decrease in interest income was a decrease in average investments of $133 million for the three months ended September 30, 2002 and $448 million for the nine months ended September 30, 2002 as compared to the same periods of 2001. Excess liquid assets resulting from the Mortgage Transaction in 2001 were held in short-term, high quality investments until they could be deployed. Partially offsetting these decreases were increases in average receivables of $43 million for the three months ended September 30, 2002 and $57 million for the nine months ended September 30, 2002 as compared to the same periods of 2001.

In 2002, our marketing campaigns have included a broader array of competitively-priced offerings and products, including promotional pricing and rewards programs, geared specifically toward attracting more higher credit quality customers. In the three and nine months ended September 30, 2002, these strategic initiatives resulted in a shift in business credit card revenue components represented by a decrease in interest income, including late fees, on business credit card receivables and an increase in noninterest revenues, principally driven by higher interchange income due to higher purchase volume. We believe that the changes in revenue components are consistent with the shift in the business credit card portfolio towards more higher credit quality customers and anticipate that this trend towards noninterest revenues will continue in future periods.

During the three months ended September 30, 2002, interest expense decreased by $5.9 million as compared to the same period of 2001. Interest expense decreased by $30.8 million during the nine months ended September 30, 2002 as compared to the same period of 2001. The decrease in interest expense for the three and nine months ended September 30, 2002 was due to a reduction in outstanding deposits and debt and a decrease in our average cost of funds. Our average cost of funds decreased to 4.94% for the three months ended September 30, 2002 from 7.35% during the same period of 2001, and decreased to 5.36% for the nine months ended September 30, 2002 from 7.33% for the same period of 2001. The decrease in our average cost of funds is primarily a result of the prevailing interest rate environment.

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

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------------------------------------------------------
                                                          2002                                        2001
                                       --------------------------------------       --------------------------------------
                                         AVERAGE                      AVERAGE        AVERAGE                       AVERAGE
                                        BALANCE(1)      INTEREST        RATE        BALANCE(1)       INTEREST        RATE
                                       ----------       --------      -------       ----------       --------      -------
ON-BALANCE SHEET
Receivables:
 Business credit cards(2)              $  445,264       $ 18,452       16.44%       $  401,822       $ 19,361       19.12%
 Other receivables                         27,655            308        4.42            28,328            349        4.89
                                       ----------       --------                    ----------       --------
Total owned receivables                   472,919         18,760       15.74           430,150         19,710       18.18
Investments(3)                            485,165          2,527        2.05           618,018          6,340        4.03
Retained interests in
 securitizations                          102,109          2,629       10.30            88,658          2,660       12.00
Interest-earning assets of
 discontinued operations                   53,117          1,579       11.89            85,788          1,898        8.84
                                       ----------       --------                    ----------       --------
Total interest-earning
 assets                                $1,113,310       $ 25,495        9.09%       $1,222,614       $ 30,608        9.93%

Interest-bearing
 liabilities(4)                        $  934,251       $ 11,640        4.94%       $1,010,311       $ 18,720        7.35%

Net interest spread                                                     4.15%                                        2.58%
Net interest margin                                                     4.94%                                        3.86%

OFF-BALANCE SHEET
Average securitized
 business credit cards                 $1,784,825                                   $1,544,915

Including securitized
 business credit card
 assets:
Interest-earning assets(5)             $2,898,135       $107,132       14.67%       $2,767,529       $106,832       15.31%
Interest-bearing
 liabilities                           $2,719,076       $ 21,976        3.21%       $2,555,226       $ 34,246        5.32%
Net interest spread                                                    11.46%                                        9.99%
Net interest margin                                                    11.66%                                       10.41%

INTEREST RATE ANALYSIS
($ IN THOUSANDS)

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                     -----------------------------------------------------------------------------------
                                                        2002                                        2001
                                     ---------------------------------------      --------------------------------------
                                      AVERAGE                        AVERAGE       AVERAGE                       AVERAGE
                                     BALANCE(1)       INTEREST        RATE        BALANCE(1)       INTEREST        RATE
                                     ----------       --------       -------      ----------       --------      -------
ON-BALANCE SHEET
Receivables:
 Business credit cards(2)            $  438,415       $ 59,277       18.08%       $  381,465       $ 56,388       19.76%
 Other receivables                       28,108            932        4.43            28,352            907        4.28
                                     ----------       --------                    ----------       --------
Total owned receivables                 466,523         60,209       17.26           409,817         57,295       18.69
Investments(3)                          514,655          8,394        2.17           962,599         35,398        4.87
Retained interests in
 securitizations                         93,103          7,941       11.25            82,485          7,424       12.00
Interest-earning assets of
 discontinued operations                 52,543          3,812        9.67           253,676         27,618       14.52
                                     ----------       --------                    ----------       --------
Total interest-earning
 assets                              $1,126,824       $ 80,356        9.51%       $1,708,577       $127,735        9.96%

Interest-bearing
 liabilities(4)                      $  941,184       $ 37,741        5.36%       $1,530,501       $ 83,999        7.33%

Net interest spread                                                   4.15%                                        2.63%
Net interest margin                                                   5.06%                                        3.42%

OFF-BALANCE SHEET
Average securitized
 business credit cards               $1,680,251                                   $1,448,350

Including securitized
 business credit card
 assets:
Interest-earning assets(5)           $2,807,075       $318,962       15.19%       $3,156,927       $339,546       14.38%
Interest-bearing
 liabilities                         $2,621,435       $ 66,512        3.39%       $2,978,851       $137,845        6.19%
Net interest spread                                                  11.80%                                        8.19%
Net interest margin                                                  12.02%                                        8.54%

(1)   Includes assets held and available for sale and non-accrual receivables.

(2) Interest income includes late fees for on-balance sheet business credit card receivables of $1.6 million for the three months ended September 30, 2002 and $0.9 million for the three months ended September 30, 2001. Interest income includes late fees for on-balance sheet business credit card receivables of $6.0 million for the nine months ended September 30, 2002 and $4.6 million for the nine months ended September 30, 2001.

(3) Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(4) Includes funding of assets for both continuing and discontinued operations.

(5) Interest income on managed (owned and securitized) business credit card receivables includes late fees of $8.1 million for both the three months ended September 30, 2002 and the same period of 2001. Interest income on managed business credit card receivables includes late fees of $25.3 million for the nine months ended September 30, 2002 and $25.7 million for the nine months ended September 30, 2001.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses of $9.4 million for the three months ended September 30, 2002 decreased by $0.1 million as compared to the provision for credit losses of $9.5 million for the same period of 2001. The provision reflects a reduction in our estimate of losses inherent in the portfolio as of September 30, 2002, based on improving delinquency trends in 2002 and the current composition of the portfolio, as compared to our estimate as of September 30, 2001, when we were anticipating worsening net charge-off rate trends for the period from October 2001 to March 2002 due to the seasoning of the portfolio. This favorable impact was substantially offset by growth in average owned business credit card receivables, which increased $43 million in the three months ended September 30, 2002 as compared to the same period of 2001.

The provision for credit losses of $31.5 million for the nine months ended September 30, 2002 increased by $5.6 million as compared to the provision for credit losses of $25.9 million for the same period of 2001. Similar to the variance in the three month period, the increase represents growth in average owned business credit card receivables, which increased $57 million in the nine months ended September 30, 2002 as compared to the same period of 2001, partially offset by estimates in 2002 of a lower level of inherent losses in the portfolio as compared to the estimates in 2001 as discussed above.

The allowance for credit losses on business credit card receivables was $43.8 million at September 30, 2002, or 9.8% of owned receivables, as compared to the allowance of $41.2 million, or 9.9% of owned receivables at December 31, 2001. The decrease in the allowance for credit losses as a percentage of owned business credit card receivables reflects our estimate of a lower level of inherent losses in the portfolio and the current composition of the portfolio as discussed above.

Delinquency and Charge-Off Rate
   Trends on Owned Business
   Credit Card Receivables

                                         SEPT. 30,     DEC. 31,      MAR. 31,      JUN. 30,      SEPT. 30,
                                           2001          2001          2002          2002           2002
                                         ---------     --------      --------      --------      ---------
Receivables 90 days or more
  delinquent                               2.8%          3.3%          3.4%          3.3%          2.9%
Receivables 30 days or more
  delinquent                               5.7%          6.7%          7.1%          6.5%          6.4%
Net charge-offs as a % of owned
  business credit card receivables
  for the three months ended
  (annualized)                             7.3%          8.2%          9.4%          8.2%          8.3%
                                           ---           ---           ---           ---           ---

The improvements in delinquency rates are the result of enhancements in the collections area of operations and the current composition of the portfolio. In June 2000, we ceased origination of business credit card accounts with credit scores of less than 661. We estimate that charge-offs for accounts with credit scores at origination of less than 661 reached their peak in the first quarter of 2002, based on the average age of that segment of the portfolio. Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, we anticipate improvements in charge-off rates for business credit card receivables for the fourth quarter of 2002, based on the current composition of the portfolio and the current level of receivables 90 days or more delinquent. Because the rate of business credit card receivables 30 days or more delinquent has not declined significantly, we do not expect this trend to continue in the first quarter of 2003.

In July 2002, the bank regulatory agencies issued draft guidance on account management and loss allowance for credit card lending. It describes the agencies' expectations for prudent risk management practices for credit card activities, particularly with regard to credit line management, over-limit accounts, and workouts. The draft guidance also addresses income recognition and loss allowance practices for credit card lending. We believe that the draft guidance, if implemented in the form released, could result in a slight decrease in overlimit fees that is not expected to have a material adverse effect on our financial condition or results of operations. It is not possible to predict at this time whether the draft guidance will be adopted or, if adopted, whether any of the provisions contained in the current draft will change.

The following table provides a summary of allowance for credit losses, nonperforming assets, delinquencies and charge-offs as of and for the year-to-date periods indicated ($ in thousands). Consolidated data includes business credit cards and other receivables.

                                                         SEPTEMBER 30,     DECEMBER 31,      SEPTEMBER 30,
CREDIT QUALITY                                               2002              2001              2001
                                                         -------------     ------------      -------------
CONSOLIDATED - MANAGED
Nonperforming assets                                       $111,307          $ 81,666          $ 68,807
Receivables 90 days or more delinquent                       68,012            67,465            57,152
Receivables 30 days or more delinquent                      151,720           137,517           119,793
As a percentage of gross receivables:
 Nonperforming assets                                           4.9%              3.9%              3.4%
 Receivables 90 days or more delinquent                         3.0               3.3               2.8
 Receivables 30 days or more delinquent                         6.7               6.6               5.9
Net charge-offs:
 Amount                                                    $145,531          $143,593          $100,301
 As a percentage of average gross receivables
  (annualized)                                                  9.0%              7.6%              7.2%

CONSOLIDATED - OWNED
Allowance for credit losses                                $ 45,247          $ 41,971          $ 39,772
Nonperforming assets                                         21,918            20,052            15,715
Receivables 90 days or more delinquent                       13,623            14,474            10,722
Receivables 30 days or more delinquent                       30,208            29,520            22,629
As a percentage of gross receivables:
 Allowance for credit losses                                    9.6%              9.4%             10.0%
 Nonperforming assets                                           4.6               4.5               4.0
 Receivables 90 days or more delinquent                         2.9               3.3               2.7
 Receivables 30 days or more delinquent                         6.4               6.6               5.7
Net charge-offs:
 Amount                                                    $ 28,186          $ 27,372          $ 19,447
 As a percentage of average gross receivables
  (annualized)                                                  8.1%              6.7%              6.3%

BUSINESS CREDIT CARDS - MANAGED
Nonperforming assets                                       $110,567          $ 81,083          $ 68,277
Receivables 90 days or more delinquent                       67,272            66,882            56,622
Receivables 30 days or more delinquent                      150,137           136,037           118,163
As a percentage of gross receivables:
 Nonperforming assets                                           4.9%              4.0%              3.4%
 Receivables 90 days or more delinquent                         3.0               3.3               2.8
 Receivables 30 days or more delinquent                         6.7               6.7               5.9
Net charge-offs:
 Amount                                                    $145,517          $143,590          $100,298
 As a percentage of average gross receivables
  (annualized)                                                  9.2%              7.7%              7.3%

BUSINESS CREDIT CARDS - OWNED
Allowance for credit losses                                $ 43,776          $ 41,169          $ 39,170
Nonperforming assets                                         21,178            19,469            15,185
Receivables 90 days or more delinquent                       12,883            13,891            10,192
Receivables 30 days or more delinquent                       28,625            28,040            20,999
As a percentage of gross receivables:
 Allowance for credit losses                                    9.8%              9.9%             10.6%
 Nonperforming assets                                           4.8               4.7               4.1
 Receivables 90 days or more delinquent                         2.9               3.3               2.8
 Receivables 30 days or more delinquent                         6.4               6.7               5.7
Net charge-offs:
 Amount                                                    $ 28,172          $ 27,369          $ 19,444
 As a percentage of average gross receivables
  (annualized)                                                  8.6%              7.2%              6.8%

OTHER REVENUES

($ in thousands)                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                        -----------------------        -----------------------
                                          2002           2001            2002           2001
                                        -------        --------        -------        --------
Investment securities losses, net       $(3,286)       $(10,000)       $(5,379)       $(24,316)
Business credit card rewards             (2,837)         (2,379)        (7,864)         (6,287)
Cash advance fees                           773             872          2,464           1,669
Loss on sale of deposits                      0               0              0          (2,835)
Insurance revenues (losses),
  net, and other                          1,632             779          5,008          (5,273)
                                        -------        --------        -------        --------
  Total other revenues, net             $(3,718)       $(10,728)       $(5,771)       $(37,042)
                                        =======        ========        =======        ========

Investment securities losses, net, include changes in the fair value and realized gains or losses on venture capital investments. Investment securities losses for the three months ended September 30, 2002 include $3.5 million of decreases in valuations of venture capital investments and $0.2 million of realized gains on other investments. Investment securities losses for the nine months ended September 30, 2002 include $6.1 million of decreases in valuations of venture capital investments and $0.7 million of realized gains on other investments. Investment securities losses for the three months ended September 30, 2001 include $10.0 million of decreases in valuations of venture capital investments. Investment securities losses for the nine months ended September 30, 2001 include a $4.9 million loss on the sale of a venture capital investment, $22.1 million of decreases in valuations of venture capital investments, and $2.7 million of realized gains on other investments.

Business credit card rewards, which include bonus miles and cash-back rewards, are earned by eligible cardholders based on net purchases charged to their accounts. Increases in business credit card rewards in the three and nine months ended September 30, 2002 as compared to the same periods of the prior year, were due to the increase in average managed business credit card accounts in the rewards programs and the corresponding purchase activity in those accounts, partially offset by a reduction in the estimated cost of future reward redemptions recorded in the three months ended March 31, 2002 and our change in estimate in the three months ended September 30, 2002. In the third quarter of 2002, we revised our estimate of the bonus mile reward liability, including a change in the estimate of the percentage of cardholders that will ultimately claim rewards from 80% to 70% based on experience for that program life-to-date. The impact of this change in estimate was an approximate $0.7 million increase in other revenues in the three and nine months ended September 30, 2002. See
Note 6 to the consolidated financial statements for further discussion. We anticipate that this change in estimate will have a favorable, but not material, impact on results of operations in future periods, dependent on the levels of bonus mile rewards earned by cardholders in those periods.

Cash advance fees decreased in the three months ended September 30, 2002 as compared to the same period of 2001. This decrease was due primarily to a decrease in cash advance activity per account resulting from our strategic initiative to selectively attract and retain more higher credit quality customers that tend to take less cash advances on their accounts, partially offset by the growth in managed business credit card accounts. In the nine months ended September 30, 2002, the decrease in cash advance activity per account was more than offset by an increase in activity due to the growth in managed business credit card accounts.

In the second quarter of 2001, we sold $389.7 million of deposit liabilities to E*TRADE Bank, a wholly-owned subsidiary of E*TRADE Group, Inc., resulting in a $2.8 million loss.

Insurance revenues (losses), net, and other includes charges of $0.5 million for the three months ended September 30, 2002 and $1.1 million for the nine months ended September 30, 2002 related to valuation adjustments on other receivables held for sale. In the first quarter of 2001, we successfully negotiated an early termination of our strategic alliance with Progressive Casualty Insurance Company to direct market auto insurance. Insurance revenues, net, and other for the nine months ended September 30, 2001 includes operating results of insurance operations, the impact of the termination of the strategic alliance with Progressive Casualty Insurance Company and $10 million of charges related to the write-off of insurance-related deferred acquisition costs that were unrealizable subsequent to the termination of the auto insurance strategic alliance.

OPERATING EXPENSES

($ in thousands)                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           ------------------------     -----------------------
                                             2002            2001         2002           2001
                                           -------          -------     --------       --------
Salaries and employee benefits             $16,645          $15,172     $ 50,309       $ 45,049
Amortization of business credit
   card deferred origination
   costs, net                               11,845           10,492       36,277         27,601
External processing                          4,204            4,147       12,463         11,555
Marketing                                    2,730            1,752        8,294          8,726
Equipment                                    2,683            1,955        7,750          6,045
Professional fees                            2,675            4,029        9,922         10,251
Occupancy                                    1,647            1,683        4,945          4,411
Credit                                       1,308            1,586        4,603          3,928
Telephone                                    1,152              855        2,890          1,882
Insurance                                      873            1,452        1,987          4,250
Postage                                        840              789        2,462          2,405
Other                                        2,375              830        5,920          5,808
                                           -------          -------     --------       --------
Total operating expenses                   $48,977          $44,742     $147,822       $131,911
                                           =======          =======     ========       ========

Salaries and employee benefits, external processing, equipment and telephone expense have increased in the three and nine months ended September 30, 2002 as compared to the same periods of 2001. These increases are due primarily to growth in managed business credit card receivables and additional investments in initiatives to strengthen our position as a leading issuer of business credit cards to the small business market. These included initiatives to provide additional value to our existing customers, customer retention activities, development of additional products and services, development of affinity cards and partnership relationships, and enhancement of internet capabilities for servicing our customers. External processing expenses in 2002 also reflect a reduction in the contracted rate for these services that occurred during the first quarter of 2002.

The increase in amortization of business credit card deferred origination costs, net, in the three and nine months ended September 30, 2002 as compared to the same periods of 2001, and the increase in marketing expense in the three months ended September 30, 2002 as compared to the same period of 2001, are attributable to our strategic initiative to selectively attract and retain more higher credit quality customers and the competitive environment for credit card issuers. In the nine months ended September 30, 2002, increases in marketing expense resulting from this initiative were more than offset by decreased origination activities in our retail note program as a result of our high liquidity position subsequent to the Mortgage Transaction in 2001. The amortization of business credit card deferred origination costs in the three and nine months ended September 30, 2002 also includes a change in estimate of $0.5 million. Effective July 1, 2002, we refined our estimate of the timing of when accounts are acquired to better match the resulting estimated period of benefit to the amortization of deferred acquisition costs. The impact of this change in estimate in the three months ended September 30, 2002 was a decrease in amortization of business credit card deferred origination costs of $0.5 million. See Note 3 to the consolidated financial statements for further discussion.

Professional fees decreased in the three and nine months ended September 30, 2002 as compared to the same periods of 2001 due primarily to a reduction in legal expenses related to the timing of litigation activity. Credit expense decreased in the three months ended September 30, 2002 as compared to the same period of 2001 due to a decrease in expenses associated with outsourced individual account recovery efforts. In the three months ended September 30, 2002 as compared to the same period of 2001, there was an increase in the proportion of total recoveries collected through sales of pools of charged-off accounts and a decrease in the proportion collected through outsourced individual account recovery efforts. Credit expense increased in the nine months ended September 30, 2002 as compared to the same period of 2001 due to growth in the volume of charged-off accounts, partially offset by the shift in the types of recoveries discussed above.

The decrease in insurance expense in the three and nine months ended September 30, 2002 as compared to 2001 is primarily a result of a decrease in FDIC insurance costs on deposit liabilities. Our FDIC insurance costs decreased due to the significant reduction in our outstanding deposits at Advanta National Bank subsequent to the Mortgage Transaction, and due to a decrease in the insurance assessment rate at Advanta Bank Corp. In addition, insurance expense in the nine months ended September 30, 2002 includes a $0.4 million reduction of our estimated liability related to worker's compensation insurance.

Other operating expenses in the three and nine months ended September 30, 2001 include a $2.2 million cash rebate related to prior periods' business credit card processing costs. Other operating expenses in the nine months ended September 30, 2002 include a $1.1 million decrease in litigation reserves resulting from a reduction of damages in a jury verdict. See further discussion in Note 12 to the consolidated financial statements.

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

Employee Costs

In the first quarter of 2001, we recorded a $4.1 million charge for severance and outplacement costs associated with the restructuring of corporate functions. There were 69 employees severed who were entitled to benefits. These employees worked in corporate support functions including accounting and finance, human resources, information technology, legal and facilities management. Employees were notified in March 2001, and severance amounts were payable over a 12-month period following the employee's termination date. These payments were completed in the third quarter of 2002.

Additionally, during 2001, we incurred $23.2 million of other employee costs. This amount included approximately $10 million attributable to bonuses to certain key employees in recognition of their efforts on behalf of Advanta in the strategic alternatives process. It also included approximately $4.5 million of bonuses in recognition of the restructuring of the company and other significant transitional efforts. These bonuses were paid over a 12-month period. In the second quarter of 2001, we recorded a $1.0 million increase in employee costs related to a revision in estimate associated with these bonuses. In 2001, we accelerated vesting of 32% of outstanding options that were not vested at the date of the closing of the Mortgage Transaction. This acceleration resulted in a noncash charge of $1.3 million. In connection with reviewing our compensation plans after the Mortgage Transaction and restructuring of corporate functions, we implemented a program whereby all outstanding stock appreciation rights and shares of phantom stock were terminated in exchange for cash to be paid through a deferred compensation arrangement. We recorded charges of $2.9 million associated with this exchange. The charge reflects a $0.7 million reduction recorded in the three months ended September 30, 2001, as actual cash settlement costs were less than estimated. Due to the restructuring of the company, we implemented programs whereby certain out-of-the-money options were exchanged for shares of stock, and whereby certain shares of restricted stock were exchanged for cash and stock options in a tender offer, subject to certain performance conditions and vesting requirements. Noncash charges associated with the issuance of the stock, stock options and the tender offer totaled $3.6 million. This charge reflects a $1.4 million increase recorded in the three months ended September 30, 2001, as actual noncash charges associated with the tender offer were more than estimated.

Expenses Associated with Exited Businesses/Products

In the first quarter of 2001, we recorded charges of $2.2 million related to other products exited for which no future revenues or benefits would be received. In the third quarter of 2001, we were able to settle some of these commitments for less than originally estimated, and reduced the charge by $0.7 million. We paid the remaining costs, which included lease and other commitments, in the third quarter of 2002.

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

In the nine months ended September 30, 2002, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $8.6 million. The components of this loss include a pretax charge of $7.5 million for a litigation settlement related to a mortgage loan servicing agreement termination fee collected in December 2000, a $17.8 million pretax charge primarily related to an increase in our estimated future costs of mortgage business-related contingent liabilities, an $11.3 million pretax gain on leasing discontinuance, and a tax benefit of $5.4 million. The $17.8 million relates primarily to an increase in our estimated future costs of mortgage business-related contingent liabilities in connection with (a) contingent liabilities and litigation costs arising from the operation of the mortgage business prior to the Mortgage Transaction that were not assumed by the buyer, and (b) costs related to Advanta's litigation with Chase Manhattan Mortgage Corporation in connection with the Mortgage Transaction. The change in estimate reflects the legal and consulting fees and other costs that we expect to incur based on current levels of contingent liabilities and expense rates, and considers the status of the discovery process associated with the Mortgage Transaction litigation. The $11.3 million pretax gain on leasing discontinuance represents a revision in the estimated operating results of the leasing segment over the remaining life of the lease portfolio due primarily to favorable credit performance. The leasing portfolio performed favorably as compared to the expectations and assumptions established in 2001. This improvement was the result of successfully obtaining a replacement vendor to service leased equipment for a former leasing vendor that had filed for bankruptcy protection, and operational improvements in the leasing collections area.

In the nine months ended September 30, 2001, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $31.6 million. The components of this net loss include a pretax gain on the Mortgage Transaction of $20.8 million, a pretax loss on the discontinuance of our leasing business of $45.0 million, and a tax provision of $7.4 million. The gain on the Mortgage Transaction does not reflect any impact from the post-closing adjustment process that has not yet been completed due to litigation related to the Mortgage Transaction. See Note 12 to the consolidated financial statements.

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

MARKET RISK SENSITIVITY

We are exposed to equity price risk on the equity securities in our investments available for sale portfolio. A 20% adverse change in equity prices would result in an approximate $3.7 million decrease in the fair value of our equity investments as of September 30, 2002.

We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We also measure the effect of interest rate risk on our managed net interest income, which includes net interest income on owned assets and net interest income on securitized receivables. The measurement of managed net interest income in addition to net interest income on owned assets is useful to us because our securitization income fluctuates with yields on securitized receivables and interest rates paid to note holders. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income as compared to a base case scenario.

We estimate that at September 30, 2002, our net interest income on owned assets over a 12-month period would increase by approximately 14% if interest rates were to rise by 200 basis points, and that it would decrease by approximately 1% if interest rates were to fall by 200 basis points over the same period. We estimate that at September 30, 2002, our managed net interest income over a 12-month period would decrease by approximately 2% if interest rates were to rise by 200 basis points, and that it would increase by approximately 9% if interest rates were to fall by 200 basis points over the same period. Our business credit card receivables include interest rate floors that cause our managed net interest income to rise in the declining rate scenario. Our managed net interest income decreases in a rising rate scenario due to the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts.

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

LIQUIDITY AND CAPITAL RESOURCES

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.'s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to a diversity of funding sources as described below, and had a high level of liquidity at September 30, 2002. In the third quarter of 2002, we completed our fourth public business credit card securitization. At September 30, 2002, we had $224 million of federal funds sold, $218 million of receivables held for sale, and $132 million of investments, which could be sold to generate additional liquidity. Components of funding were as follows ($ in thousands):

                                                              SEPTEMBER 30, 2002         DECEMBER 31, 2001
                                                             -------------------        -------------------
                                                               AMOUNT         %           AMOUNT         %
                                                             ----------      ---        ----------      ---
Securitized business credit card
  receivables                                                $1,808,272       56%       $1,626,709       53%
Deposits                                                        662,498       21           636,915       21
Debt and other borrowings                                       303,707        9           355,899       11
Equity, including capital securities                            462,790       14           466,299       15
                                                             ----------      ---        ----------      ---
Total                                                        $3,237,267      100%       $3,085,822      100%
                                                             ----------      ---        ----------      ---

At September 30, 2002 our ratio of equity, including capital securities, to owned assets was 28.7% as compared to 28.5% at December 31, 2001. In managing our capital needs, we also consider our ratio of equity to managed assets, which includes securitized assets. The ratio of equity, including capital securities, to managed assets was 13.3% at September 30, 2002 and 13.2% at December 31, 2001.

At September 30, 2002, we had a $280 million committed commercial paper conduit facility secured by business credit card receivables, all of which was unused at September 30, 2002. Upon the expiration of this commercial paper conduit facility in June 2003, management expects to obtain the appropriate level of replacement funding under similar terms and conditions.

In the first and second quarters of 2003, the revolving periods of two series of the business credit card securitization trust will end, and the series will start their expected amortization periods. As a result, we will need to replace approximately $750 million of funding currently being provided by these series. Management expects to replace this funding through a combination of increased deposits and private and public securitization transactions under similar terms and conditions.

We continue to offer unsecured debt securities of Advanta Corp., in the form of RediReserve Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer frequently, depending on market conditions and our funding needs. The rates also vary depending on the size of each investment. At September 30, 2002, $304 million of RediReserve Certificates and Investment Notes were outstanding with interest rates ranging from 3.75% to 11.56%.

In the first quarter of 2001, after consideration of the parent liquidity and the capital requirements for the ongoing business, the Board of Directors of Advanta Corp. authorized management to purchase up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our capital securities, or some combination thereof. In August 2002, the Board of Directors authorized the purchase of up to an additional 1.5 million shares of Advanta Corp. common stock, bringing the total authorization to up to 3.0 million shares. We intend to continue to make purchases modestly and when we believe it is prudent to do so while we analyze evolving capital requirements. During the year ended December 31, 2001, we repurchased 693,300 shares of our Class B Common Stock. In the nine months ended September 30, 2002 we repurchased 884,900 shares of our Class B Common Stock.

In 2000, Advanta Bank Corp. entered into agreements with its bank regulatory agencies, primarily relating to the bank's subprime lending operations. These agreements imposed temporary deposit growth limits at Advanta Bank Corp. and required prior regulatory approval of cash dividends. In April 2002, the agreements were removed and, as a result, the restrictions in the agreements on deposit growth and payment of cash dividends are no longer applicable. In connection with removing the agreements, Advanta Bank Corp. reached an understanding with its regulators, reflecting continued progress in our ongoing efforts to enhance Advanta Bank Corp.'s practices and procedures. Effective October 2002, the understanding was revised. The revised understanding replaces the provisions of the prior understanding and provides for the bank to enhance certain of its internal planning and monitoring processes. The revised understanding is consistent with the manner in which Advanta Bank Corp. is currently operating its business and includes no restrictions expected to have any impact on our financial results.

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

At September 30, 2002, Advanta Bank Corp.'s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 22.73%, and Advanta National Bank's combined total capital ratio was 23.36%. At December 31, 2001, Advanta Bank Corp.'s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 18.80% and Advanta National Bank's combined total capital ratio was 23.34%. In each case, Advanta Bank Corp. and Advanta National Bank had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of its agreement with the Office of the Comptroller of the Currency, even though we have achieved the higher imposed capital ratios required by the agreement.

In the second quarter of 2002, the bank regulatory agencies issued an interagency advisory that requires accrued interest receivable relating to securitized credit cards to be treated as a subordinated residual interest for regulatory capital calculations no later than December 31, 2002. Advanta Bank Corp. and Advanta National Bank will adopt this guidance effective December 31, 2002. The adoption of this guidance will not impact the regulatory capital requirements of Advanta National Bank. We estimate that the adoption of this interagency guidance, as well as other regulatory guidance, will result in Advanta Bank Corp.'s combined total capital ratio being approximately eight percentage points lower. Based on the estimated impact, we anticipate that Advanta Bank Corp. will remain classified as "well-capitalized" under the regulatory framework for prompt corrective action after adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth in "Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report on Form 10-Q. See "Asset/Liability Management-Market Risk Sensitivity."

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within the 90 days prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

(a) Exhibits - The following exhibits are being filed with this report on Form 10-Q.

        EXHIBIT
        NUMBER    DESCRIPTION OF DOCUMENT
        ------    -----------------------
         12       Consolidated Computation of Ratio of Earnings to Fixed Charges

         99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      (b)(1) A Current Report on Form 8-K, dated July 15, 2002, was filed by Advanta for the purpose of disclosing, filing as an exhibit and incorporating by reference into the Registration Statement on Form S-3 (No: 333-90642), documents related to the securities registered by such Registration Statement.

      (b)(2) A Current Report on Form 8-K, dated July 30, 2002, was filed by Advanta setting forth the financial highlights of Advanta's results of operations for the three months ended June 30, 2002.

      (b)(3) A Current Report on Form 8-K, dated August 13, 2002, was filed by Advanta announcing the authorization by the Board of Directors to increase its stock repurchase plan by an additional 1.5 million shares of Advanta's common stock. This Current Report on Form 8-K was amended by a Current Report on Form 8-K/A filed by Advanta on August 13, 2002 to correct a technical error in the original Current Report on Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Advanta Corp.
                                  (Registrant)


November 13, 2002                                  By /s/Philip M. Browne
                                                      ----------------------
                                                   Senior Vice President and
                                                   Chief Financial Officer


November 13, 2002                                  By /s/David B. Weinstock
                                                      ----------------------
                                                   Vice President and
                                                   Chief Accounting Officer

      CERTIFICATIONS

I, Dennis Alter, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Advanta Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Dennis Alter
----------------
Dennis Alter
Chief Executive Officer
November 13, 2002

I, Philip M. Browne, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Advanta Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Philip M. Browne
--------------------
Philip M. Browne
Chief Financial Officer
November 13, 2002

          EXHIBIT INDEX

                                                                       MANNER OF
EXHIBIT   DESCRIPTION                                                   FILING
-------   -----------                                                   ------
12        Consolidated Computation of Ratio of Earnings to Fixed           *
          Charges

99.1      Certification Pursuant to 18 U.S.C. Section 1350, as             *
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002

99.2      Certification Pursuant to 18 U.S.C. Section 1350, as             *
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002

*     Filed electronically herewith.