Form 10-K
period 2002-12-31
ADVANTA CORP
filed 2003-03-25
CIK 96638

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 0-14120

                                 ADVANTA CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                             23-1462070
    (STATE OR OTHER JURISDICTION OF ORGANIZATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)
        WELSH & MCKEAN ROADS, P. O. BOX 844,
          SPRING HOUSE, PENNSYLVANIA 19477                                    19477
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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

    $260,379,447 as of June 30, 2002 which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the Company (however, this does not constitute a representation or acknowledgment that any of such individuals is an affiliate of the Registrant).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 19, 2003 there were 10,041,017 shares of the Registrant's Class A Common Stock, $.01 par value, outstanding and 17,271,903 shares of the Registrant's Class B Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

DOCUMENT                                                                     FORM 10-K REFERENCE
--------                                                                     -------------------
Definitive Proxy Statement relating to the Registrant's 2003                             Part III, Items 10-13
Annual Meeting of Stockholders, to be filed pursuant to
Regulation 14A not later than 120 days following the end of
the Registrant's last fiscal year

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1.  BUSINESS

In this Form 10-K, "Advanta", "we", "us", "our" and the "Company" refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

                                    OVERVIEW

Advanta is a highly focused financial services company serving the small business market. We leverage direct marketing and information based expertise to identify potential customers and new target markets and to provide a high level of service tailored to the unique needs of small businesses. We have been providing innovative financial products and solutions since 1951. Currently, our lending business consists of Advanta Business Cards, one of the nation's largest issuers of MasterCard(R)* business credit cards to small businesses. In addition to Advanta Business Cards, we have venture capital investments. We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. We primarily fund and operate our business credit card business through Advanta Bank Corp. We also own two insurance companies, Advanta Life Insurance Company and Advanta Insurance Company, through which we offer specialty credit-related insurance and related products to our existing customers.

     At December 31, 2002, we had approximately $2.6 billion in managed receivables, comprised of $471 million of owned receivables and $2.1 billion of securitized receivables.

     Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we exited our mortgage business and ceased originating new leases in our small ticket equipment leasing business. We are, however, continuing to service the existing leases in our small ticket equipment leasing portfolio rather than sell the business or the portfolio.

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

     The assets acquired by Buyer in the Mortgage Transaction consisted of loans receivable, retained interests in securitizations and other receivables, contractual mortgage servicing rights and other contractual rights, property and equipment, and prepaid assets. The liabilities assumed by Buyer in the Mortgage Transaction consist primarily of certain of our contractual obligations and other liabilities that appeared on our balance sheet, as well as specified contingent liabilities arising out of the operation of the mortgage business before closing that are identified in the purchase and sale agreement.

     Following the Mortgage Transaction, we no longer operate a mortgage business. However, we have retained contingent liabilities, primarily relating to litigation, arising out of our operation of the mortgage business before the Closing Date that were not specifically assumed by Buyer in the Mortgage Transaction.

     Prior to February 20, 1998, we also issued consumer credit cards. Under the terms of a contribution agreement, dated October 27, 1997 and amended on February 20, 1998, we and Fleet Financial Group, Inc. ("Fleet") each contributed substantially all of the assets of our respective consumer credit card businesses, subject to liabilities, to Fleet Credit Card, LLC, a newly formed Rhode Island limited liability company controlled by Fleet. We acquired a 4.99% minority interest in Fleet Credit Card, LLC as of the date of closing of the transaction. This transaction is referred to in this Form 10-K as the "Consumer Credit Card Transaction."

     Advanta Corp. was incorporated in Delaware in 1974 as Teachers Service Organization, Inc., the successor to a business originally founded in 1951. In January 1988, we changed our name from TSO Financial Corp. to Advanta Corp. Our principal executive office is located at Welsh & McKean Roads, P.O.

---------------

* MasterCard(R) is a federally registered servicemark of MasterCard International, Inc.

Box 844, Spring House, Pennsylvania 19477-0844. Our telephone number at our principal executive office is (215) 657-4000.

                             CONTINUING OPERATIONS

ADVANTA BUSINESS CARDS

  Overview

Advanta Business Cards, a business unit of Advanta, is one of the nation's largest issuers of business credit cards to small businesses. The "Advanta Business Card" is issued and funded by Advanta Bank Corp. Advanta Business Cards offers business credit cards to small businesses through targeted direct mail and telemarketing solicitations and the Internet. To a limited extent, Advanta Business Cards markets our products at industry trade shows or other forums, as another solicitation channel.

     Our principal objective is to use our information based strategy to continue to prudently grow our business. Based on our experience and expertise in analyzing the credit behavior and characteristics of consumers and small businesses, we have developed an extensive database of customer information and attributes. We use this information in conjunction with proprietary credit scoring, targeting and other sophisticated analytical models we have developed to market our products to prospective customers. We measure the expected behavior of our prospects by analyzing, among other things, a prospect's responsiveness, creditworthiness and expected transaction volume. We continually validate our customer segments and models based on actual results from marketing campaigns, and use this information to refine and improve our analytical assumptions. The information we gather and analyze allows us to market directly to specific customer segments, target prospects effectively, anticipate customer needs and customize our pricing and products to meet those needs. We also use this information proactively to enhance and maintain our relationships with existing customers.

     Our primary product is a MasterCard business credit card. We also offer a limited number of Visa(R)** business credit cards. MasterCard and Visa license banks and other financial institutions, such as Advanta Bank Corp., to issue credit cards using their respective servicemarks and interchange networks. Advanta Bank Corp. receives an interchange fee, paid to us by merchant banks, based on the purchase activity of our cardholders as partial compensation for taking credit risk, absorbing fraud losses and funding credit card receivables for a limited period prior to initial billing. Our business credit cards provide approved customers with access, through merchants, banks, checks and ATMs, to an instant unsecured revolving business credit line. Under the terms of our cardholder agreements, our business cards may be used for business purposes only.

     We offer a number of benefits that we believe are important to small business owners including:

     - additional cards for employees at no fee with the ability to set individual spending limits;

     - on-line detailed expense management reports that categorize purchases and itemize charges for recordkeeping and tax purposes;

     - customized cards with the cardholder's business name displayed on the front of the card and customized business checks; and

     - free on-line account management.

Our business credit card also offers free auto rental insurance, free purchase protection service for a specified time period and several free emergency assistance and referral services.

     We offer rewards programs on some of our business credit cards. Under the rewards programs, the cardholder may receive bonus miles that can be redeemed for air travel, cash rebates and/or other rewards, based on net purchases charged on their business credit card account. We expect to continue to expand

---------------

** Visa is a registered servicemark of Visa International, Inc.

our business credit card product offerings and look for innovative ways to tailor products to the unique needs of small businesses.

     The interest rate and credit line size we offer vary and are ultimately determined based upon the credit history and creditworthiness of the borrower. At December 31, 2002, the average credit line was approximately $11,000. The interest rate is generally a variable rate based on a LIBOR (London Interbank Offered Rate) or Prime Rate index. In most cases, the interest rate will change with changes in LIBOR or the Prime Rate, as applicable, and is subject to a minimum below which the interest rate cannot fall.

     We generate interest and other income through finance charges assessed on outstanding balances, interchange income, cash advance and other credit card fees. We also generate income through specialty credit-related insurance products and services we offer to our business credit card customers through our insurance subsidiaries.

     The managed portfolio of Advanta Business Cards grew from approximately $2.0 billion at December 31, 2001 to approximately $2.6 billion at December 31, 2002. In 2002, substantially all of Advanta's total revenues from continuing operations were derived from Advanta Business Cards. See Note 18 to the consolidated financial statements for additional segment financial information about Advanta Business Cards.

  Originations

We originate, directly and through the use of third parties, substantially all of our business credit card accounts using direct marketing techniques, including direct mail, telemarketing solicitation and the Internet. We periodically mail solicitations for an Advanta MasterCard or Visa business credit card. Similarly, we use inbound and outbound telemarketing to solicit applicants. We offer applications online. To a limited extent, we also market our business credit cards to small businesses at industry trade shows and other forums. We originated over 241,000 new business credit card accounts during the year ended December 31, 2002.

     Our sources for potential customers include credit reporting agencies, customer lists from establishments with a small business customer base, strategic alliances with companies and associations with a small business customer base and linking with websites on the Internet that serve small businesses. In an effort to expand our customer reach, we are testing new sources for identifying potential customers. We target prospects for our small business credit card products using relevant information from the sources described above, historical solicitation data and proprietary segmentation methods. Our targeting models are continually updated to reflect changes in the competitive environment.

  Underwriting

We have developed sophisticated modeling techniques for assessing the creditworthiness of applicants. Because the owner of the business is a joint obligor on our business credit card, we may consider credit-related and other relevant data about both the business and the individual owner of the business in our assessment of the creditworthiness of potential cardholders. Through the application process, we verify the applicant's demographic information and collect relevant information about the applicant's business, including current sales and income statistics. This information, coupled with credit reports received from external credit reporting agencies, forms the basis for our decision to extend credit. Using a proprietary credit scoring system and other statistical techniques, we evaluate common applicant characteristics and their perceived correlation to credit risk. Periodically, our scoring models are updated to maintain and enhance their predictability.

  Pricing

We continually test different pricing and reward strategies. Our pricing and reward strategies include a combination of promotional pricing and cashback or other rewards and/or rebates, including travel rewards, based on spending levels. The level of cashback rewards may also vary by the type of transaction. Our offers are subject to verification of information provided by the potential cardholder through the application process.

     We offer primarily variable rate credit card accounts. The periodic interest rates assessed on balances in most of these accounts are indexed to LIBOR or the Prime Rate, plus an add-on percentage or spread. In most cases, the rate will change with changes in LIBOR or the Prime Rate, as applicable, and is subject to a minimum below which the rate cannot fall. In addition, the rate may vary depending on the type of transaction. For example, cash advances are generally subject to higher interest rates than merchandise purchase transactions. With notice, we may reprice any account at our discretion, based upon a variety of factors indicating a risk of future nonpayment, such as changes in a cardholder's credit standing. The credit line size may also be adjusted up or down based on our continual credit monitoring. To discourage delinquent payments, we use "penalty pricing" and automatically increase the interest rate assessed on any account that becomes in default in accordance with the terms of the applicable account agreement. The amount of the automatic increase may vary, but typically we add 3% or greater to the existing interest rate on an account.

  Servicing and Collections

We perform most of the servicing and collections for our business credit card accounts in-house. Certain data processing and administrative functions associated with the servicing of our business credit card portfolio are outsourced to First Data Resources, Inc. Services performed by First Data Resources, Inc. include: authorizing transactions through the MasterCard and Visa systems; performing billing and settlement processes; generating and monitoring monthly billing statements; and issuing credit card plastics and new account agreements.

     Customer Service and Support

We maintain several channels of communication for our customers, including a toll-free phone number, e-mail, postal and facsimile services. In addition, we leverage numerous technology solutions to manage key performance indicators and to increase efficiencies and reduce costs. We maintain multi-site contact centers in Spring House, Pennsylvania and Draper, Utah. Each contact center is managed as a virtual call center so that functions can be performed seamlessly regardless of geographic location. Our customer service function works closely with other functions across the Advanta Business Cards organization to achieve seamless service and problem resolution. Our strategy is to maximize every contact opportunity to provide best in class service to our customers and to create customer loyalty.

     Delinquencies and Collections

We have a collections staff to provide the collection activities for our business credit cards. Accounts are "contractually delinquent" if the minimum payment is not received by the due date. We discourage delinquent payments by assessing a late fee and using "penalty pricing" as described above. The collections staff pursues late payments aggressively and immediately.

     Efforts to collect contractually delinquent credit cards currently are made by our collections personnel or their designees. Collection activities include statement messages, formal collection letters and telephone calls. Collection personnel initiate telephone contact with delinquent cardholders as early as the first day the cardholder becomes contractually delinquent. Based on the use of behavioral scoring and adaptive control techniques, we determine the timing of the collection activity to be implemented for each account. If initial telephone contact fails to resolve the delinquency, we continue to contact the cardholder by telephone and by mail.

     Delinquency levels are monitored by management of our collections and credit departments, and information is reported daily to senior management. Efforts to collect delinquent and charged-off accounts are generally made by our collection group and supplemented in certain cases by external collection agencies. Our credit evaluation, servicing and charge-off policies and collection practices may change from time to time in accordance with our business judgment and applicable laws and regulations.

VENTURE CAPITAL INVESTMENTS

We make venture capital investments through certain of our affiliates, including Advanta Partners LP and Advanta Growth Capital Fund LP. Advanta Partners LP focuses primarily on growth capital financings, restructurings and management buyouts in the financial services, electronic commerce relationship management services and other consumer and data information management services industries. Advanta Growth Capital Fund LP. focuses primarily on earlier stage investment opportunities in the technology and information services sectors. The investment objective of our investment affiliates is to earn attractive returns by building the long-term values of the businesses in which they invest. Our investment affiliates combine transaction expertise, management skills and a broad contact base with strong industry-specific knowledge.

We actively monitor the performance of our venture capital investments, and employees and officers of our investment affiliates participate on the boards of directors of some investees. Our investments in specific companies and industry segments may vary over time. We primarily invest in privately-held companies, including early stage companies. These investments are inherently risky as the market for the technologies and products the investees have under development may never materialize. See Note 18 to the consolidated financial statements for additional segment financial information about our venture capital investments.

ADVANTA INSURANCE

Our life/health and property/casualty insurance subsidiaries, Advanta Life Insurance Company and Advanta Insurance Company, respectively, provide insurance and related products mostly to existing Advanta customers. Together with unaffiliated insurance carriers, we offer specialty credit-related insurance products and services to our existing business credit card and leasing customers. Advanta Insurance uses direct mail marketing and telemarketing to enroll customers in these programs. The focus of these products is on the customer's ability to repay their debt. These products include coverage for loss of life, disability, involuntary unemployment, accidental death, and lost or damaged equipment. Our insurance subsidiaries generally reinsure all or a portion of the risks associated with these products or services. Under reinsurance agreements, our insurance subsidiaries assume a proportional quota share of the risk from the unaffiliated insurance carriers. In consideration for assuming these risks, our insurance subsidiaries receive reinsurance premiums equal to the proportional percentage of the net premiums collected by the insurance carriers, less a ceding fee as defined by the reinsurance treaties, and proportional acquisition expenses, premium taxes and loss payments made by the carriers on these risks.

DEPOSITORY INSTITUTIONS

We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. Advanta Bank Corp. is an industrial loan corporation organized under the laws of the State of Utah with its principal executive offices located in Draper, Utah. Advanta Bank Corp.'s principal activity consists of the issuance of the "Advanta Business Card" credit card to small businesses. Prior to first quarter 2001, Advanta Bank Corp. also was involved in our small ticket equipment leasing business and our mortgage business. We no longer operate a mortgage business or originate new equipment leases. However, Advanta Bank Corp. continues to be involved as the servicer of our small ticket equipment leasing business because we are continuing to service our existing lease portfolio. See "-- DISCONTINUED OPERATIONS."

     Advanta National Bank is a national banking association organized under the laws of the United States of America with its headquarters and sole branch currently located in Wilmington, Delaware. Prior to the closing of the Mortgage Transaction, we conducted a large portion of our mortgage business through Advanta National Bank.

DEPOSIT, SAVINGS AND INVESTMENT PRODUCTS

Deposits with each of our bank subsidiaries are insured by the Federal Deposit Insurance Corporation ("FDIC"). Through our banks we are able to offer a range of insured deposit products. Advanta Bank Corp.'s deposit products include money market savings accounts, retail certificates of deposit and large denomination certificates of deposit of $99,000 or more. Advanta Bank Corp. generates retail deposits from repeat deposits from existing customers and from new depositors attracted by direct mail solicitations, newspaper and other media advertising, and the Internet.

     In the past, Advanta National Bank's deposit products have included money market savings accounts, retail certificates of deposit and large denomination certificates of deposit of $99,000 or more. Following the Mortgage Transaction, Advanta National Bank had excess cash liquidity. As a result, Advanta National Bank suspended originating deposit accounts.

     At December 31, 2002, we had total deposits of approximately $714 million at our banks, compared to approximately $637 million as of December 31, 2001. Substantially all of the deposits at December 31, 2002 and 2001 were at Advanta Bank Corp.

     Since 1951, Advanta Corp. and its predecessor, Teachers Service Organization, Inc., have offered unsecured debt securities of the corporation, in the form of RediReserve Certificates and Investment Notes, to retail investors through our retail note programs. Advanta Corp. has sold these debt securities, also referred to in this Form 10-K as "retail notes," predominantly on a direct basis in select states. The RediReserve Variable Rate Certificates are payable on demand and the maturities on the Investment Notes range from 90 days to ten years. The RediReserve Certificates and Investment Notes generally require an initial minimum investment of $5,000 and are obligations of Advanta Corp. and are not insured or guaranteed by any public or private entity. We change the interest rates that we offer frequently, depending on market conditions and our funding needs. The rates also vary depending on the size of each investment. At December 31, 2002, approximately $316 million of RediReserve Certificates and Investment Notes were outstanding with interest rates ranging from 2.75% to 11.56%.

                            DISCONTINUED OPERATIONS

ADVANTA LEASING SERVICES

  Overview

On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, we decided to cease originating new equipment leases. However, we are continuing to service the existing leasing portfolio.

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

     Our leases are generally priced on a fixed rate basis. At December 31, 2002, the leases in our managed portfolio, consisting of owned and securitized lease receivables, had an average lease size of approximately $5,200 and an average lease term remaining of approximately 20 months.

     Managed lease receivables at December 31, 2002 totaled approximately $196 million, compared to approximately $421 million at December 31, 2001. By the end of 2003, the managed lease receivables are expected to total approximately $75 million. See Note 22 to the consolidated financial statements for additional financial information about Advanta Leasing Services.

  Originations

Prior to our decision to cease new leasing originations, Advanta Leasing Services originated leases through marketing programs, vendors, brokers and bulk or portfolio purchases.

  Servicing and Collections

We are continuing to service the existing portfolio of equipment leases. As part of our servicing we will continue to perform collection activities with respect to delinquent contracts. Each lease contract has a provision for assessing late charges in the event that a customer fails to make a payment on the contract on the related due date. We typically initiate telephone contact when an account is between one and 16 days past due, depending on certain established criteria. Telephone contact is continued throughout the delinquency period. If the account continues to be delinquent, Advanta Leasing Services may exercise any remedies available to it under the terms of the contract, including termination and acceleration of the payments due pursuant to the lease contract. We evaluate each contract on the merits of the individual situation taking into consideration the equipment value and the current financial strength of the customer.

     If collection activities are unsuccessful, we typically charge off the account at 120 days past due. An account may be charged off prior to 120 days if we determine that no further payments will be made. In cases where the customer files for bankruptcy, Advanta Leasing Services' Legal Recovery Department follows up with the debtor to determine whether the debtor intends to assume or reject the contract. In many cases, although the customer has filed for bankruptcy protection from its creditors, it continues to make regular payments on its contract. At the time a non-bankruptcy account is charged off, the account is referred to our in-house litigation department to determine whether we will pursue the customer or any personal guarantor on the contract through litigation. If we determine not to pursue an account through litigation it may be referred to a third party collection agency to enforce the original terms of the contract.

ADVANTA MORTGAGE

Effective February 28, 2001, we completed the Mortgage Transaction and no longer operated a mortgage business. In accordance with the terms of the purchase and sale agreement, Buyer acquired substantially all of the assets and operating liabilities associated with our mortgage business for a purchase price, net of operating liabilities assumed by Buyer, exceeding $1 billion. Following the Mortgage Transaction, we retained contingent liabilities, primarily relating to litigation arising out of the operation of the mortgage business through the Closing Date, that were not specifically assumed by Buyer. See "-- OVERVIEW."

     Prior to the closing of the Mortgage Transaction, Advanta Mortgage, a business unit of Advanta, offered a broad range of mortgage products and services to consumers throughout the country. Advanta Mortgage originated and serviced non-conforming credit first and second lien mortgage loans, including home equity lines of credit. In addition to servicing and managing the loans we originated, Advanta Mortgage serviced the home equity loans of unaffiliated third parties through our subservicing business. Subserviced loans were not included in our portfolio of managed receivables and we did not bear the risk of credit loss on our subserviced portfolio.

     Prior to the closing of the Mortgage Transaction, at December 31, 2000, Advanta Mortgage's portfolio of subserviced loans totaled approximately $7.9 billion and our total serviced portfolio, including the "subserviced" portfolio, was $15.8 billion. See Note 22 to the consolidated financial statements for additional financial information about Advanta Mortgage.

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

     Under CEBA, Advanta National Bank is subject to certain restrictions, such as the limitation that it may either take demand deposits or make commercial loans, but may not do both. In addition, under CEBA Advanta National Bank may not acquire control of more than 5% of the stock or assets of an additional "bank" or "savings association," as these terms are defined in the BHCA. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act") was adopted on November 12, 1999 and became effective on May 12, 2000. Prior to the enactment of the GLB Act, if Advanta Corp. or Advanta National Bank had ceased complying with the restrictions set forth in CEBA, registration as a bank holding company under the BHCA would have been required. Registration as a bank holding company is not automatic and, if we were to register, it would subject us and our subsidiaries to inspection and regulation by the Federal Reserve Board. Under the GLB Act, should Advanta Corp. or Advanta National Bank fail to comply with any of the restrictions applicable to them under CEBA, there is a 180-day right to cure period following receipt of a notice from the Federal Reserve Board. The opportunity to cure or remediate an activity that is out of compliance significantly reduces the risk that Advanta Corp. will be required to register as a bank holding company under the BHCA.

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

     In addition, pursuant to provisions of the FDIC Improvement Act of 1991 (the "FDICIA") and related regulations with respect to prompt corrective action, FDIC-insured institutions such as Advanta Bank Corp. may only accept brokered deposits without FDIC permission if they meet specified capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are "well-capitalized." To be "well-capitalized" under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, Tier I capital to risk-weighted assets of not less than 6%, and a Tier I to average assets of not less than 5%. In each case, at December 31, 2002, Advanta Bank Corp. met the capital requirements of the FDICIA and had capital at levels a bank is required to maintain to be classified as "well capitalized" under the regulatory framework for prompt corrective action. See Note 16 to the consolidated financial statements.

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

     Presently, Advanta National Bank is required to maintain capital in excess of the minimum regulatory standards. At December 31, 2002, Advanta National Bank had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of its agreement with the OCC, even though it has achieved the higher imposed capital ratios required by the agreement with the OCC. See Note 16 to the consolidated financial statements and "-- Regulatory Agreements."

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

     In 2000, Advanta National Bank also reached agreements with its bank regulatory agency, primarily relating to the bank's subprime lending operations. The agreements established temporary asset growth limits at Advanta National Bank, imposed restrictions on taking brokered deposits and required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards. In 2001, Advanta National Bank entered into an additional agreement with its regulatory agency regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction, and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to 12.7% for Tier 1 and Total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement prohibits the payment of dividends by Advanta National Bank without prior regulatory approval. Management believes that Advanta National Bank was in compliance with its regulatory agreement at December 31, 2002.

LENDING ACTIVITIES

Although our current lending activities are principally directed to small businesses, certain aspects of various federal and state laws, including the Equal Credit Opportunity Act, the Community Reinvestment Act, the Electronic Funds Transfer Act, the Truth-in-Lending Act, the Fair Credit Reporting Act (the "FCRA") and the Soldiers' and Sailors' Relief Act, apply to our lending activities. To the extent applicable, provisions of these statutes and related regulations require that certain disclosures be made to borrowers, prohibit discriminatory practices in extending credit, prohibit sending unsolicited credit cards, require our FDIC-insured banking institutions to serve the banking needs of their local communities, provide certain credit protections for activated military borrowers and regulate the dissemination and use of information relating to a borrower's creditworthiness.

     Important provisions of the FCRA that preempt individual states from enacting their own, different laws will expire on January 1, 2004. The provisions, some of which apply to our lending activities, relate to prescreening rules, credit bureau reinvestigation responsibilities in response to consumer disputes, adverse action requirements, information contained in a consumer report, responsibilities of data furnishers and the exchange of information among affiliated companies. If the provisions are not reenacted by Congress, states would be able to adopt different laws, potentially with different requirements in each of these areas, which could increase our operational and compliance costs. There can be no assurance that the provisions will be reenacted or that they will be reenacted in the same form as they exist today and therefore it is possible that states will not be preempted from adopting their own laws in the future.

     Additionally, the GLB Act contains privacy requirements dealing with the use of nonpublic information about consumer customers. Retail deposit customers of Advanta National Bank and Advanta Bank Corp. as well as investors who purchase Advanta Corp.'s retail notes are subject to the GLB Act and its accompanying regulations. The GLB Act is not preemptive and states may impose additional requirements.

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

TRANSFERS OF FUNDS

Sections 23A and 23B of the Federal Reserve Act and applicable regulations also impose restrictions on Advanta National Bank and Advanta Bank Corp. These restrictions limit the transfer of funds by the depository institution to certain of its affiliates, including Advanta Corp., in the form of loans, extensions of credit, investments or purchases of assets. These transfers by any one depository institution to us or any other single affiliate are limited in amount to 10% of the depository institution's capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the depository institution's capital and surplus. These loans and extensions of credit are also subject to various collateral requirements. Sections 23A and 23B of the Federal Reserve Act also require generally that the depository institution's transactions with its affiliates be on terms no less favorable to the bank than comparable transactions with unrelated third parties. In addition, in order for us to maintain our grandfathered exemption under CEBA, Advanta National Bank is not permitted to make any loans to us or any of our subsidiaries.

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

     The State of Arizona has adopted minimum risk-based capital standards as developed by the National Association of Insurance Commissioners. Risk-based capital is the quantification of an insurer's investment, underwriting, reserve and business risks in relation to its total adjusted capital and surplus. The ratio of an insurer's total adjusted capital and surplus is compared to various levels of risk-based capital to determine what intervention, if any, is required by either the insurance company or an insurance department. At December 31, 2002, our insurance subsidiaries met all risk-based capital standards and required no intervention by any party.

     Our insurance subsidiaries reinsure risks using underwriting insurance practices and rates which are regulated in part or fully by state insurance departments. State insurance departments continually review and modify these rates based on prior historical experience. Any modifications may impact the future profitability of our insurance subsidiaries.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

The banking and finance businesses in general are the subject of extensive regulation at the state and federal levels, and numerous legislative and regulatory proposals are advanced each year which, if adopted, could affect our profitability or the manner in which we conduct our activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives, or whether any of the federal or state proposals will become law.

     In the second quarter of 2002, the bank regulatory agencies issued an interagency advisory that required accrued interest receivable relating to securitized credit cards to be treated as a subordinated residual interest for regulatory capital calculations no later than December 31, 2002. Advanta Bank Corp. and Advanta National Bank adopted this guidance effective December 31, 2002. The adoption of this interagency guidance did not impact the regulatory capital requirements of Advanta National Bank. The adoption of this interagency guidance at Advanta Bank Corp. resulted in Advanta Bank Corp.'s combined total capital ratio being reduced by approximately six percentage points.

     The USA PATRIOT Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the "USA Patriot Act") was enacted on October 26, 2001 and is intended to detect and prosecute terrorism and international money laundering. The USA Patriot Act establishes new standards for verifying customer identification incidental to the opening of new accounts, including our business credit card and bank deposit accounts. Both Advanta Bank Corp. and Advanta National Bank have undertaken appropriate measures to comply with the USA Patriot Act and associated regulations. Other provisions of the USA Patriot Act provide for: special information sharing procedures governing communications with the government and other financial institutions with respect to suspected terrorists and money laundering activity; and enhancements to suspicious activity reporting, including electronic filing of suspicious activity reports over a secure filing network.

     Congress is considering legislation that would enhance the authority for banks to pay interest on business checking accounts and to fully implement interstate banking. With respect to both of these legislative proposals, there are initiatives under consideration that would limit their applicability so that they would not be applicable to state-chartered industrial banks, such as Advanta Bank Corp. If the proposals are so limited, Advanta Bank Corp. may lose future flexibility in branch locations or offering new products.

     Other federal legislative proposals that may impact Advanta and its businesses include privacy initiatives to restrict the permissible use of customer-specific credit information and statutory changes to those aspects of the Truth in Lending Act that are applicable to our business. In addition, Congress is continuing to consider legislation to reform the Bankruptcy Code. The bankruptcy reform bills would require that debtors pass a means test to determine eligibility for bankruptcy relief while adding new consumer protections, such as new minimum payment and introductory rate disclosures for some credit card products and exemptions for retirement savings in bankruptcy. While directed at consumer bankruptcies, if adopted the bankruptcy reform initiatives could also impact small businesses that file for bankruptcy liquidation under Chapter 7 of the Bankruptcy Code.

     Our current marketing is based on direct marketing to small businesses using primarily direct mail, telemarketing solicitations and the Internet. There are a number of federal and state legislative initiatives to restrict the use of unsolicited commercial e-mail and telemarketing to wireless telephones and to strengthen "do not call list" laws. Additionally, the Federal Trade Commission has adopted amendments to its rules that include a proposal for a nationwide registry for consumers who wish to block telemarketing calls. While these proposals are intended to apply to individual consumers, the practical application may impact our marketing to small businesses as well.

     Additionally, federal and state legislatures as well as government regulatory agencies are considering legislative and regulatory initiatives related to credit scoring disclosure, minimum monthly payments and other aspects of credit card lending and marketing. While these are generally directed at consumer transactions, it is possible that if any were to become effective they could impact small business lending.

                                  COMPETITION

As a marketer of credit products, we face intense competition from numerous financial services providers. Within the highly competitive bank credit card industry there is increased competitive use of advertising, target marketing and pricing competition with respect to both interest rates and annual cardholder fees as both traditional and new credit card issuers seek to expand or to enter the market. Many of our competitors are substantially larger and have more capital and other resources than we do. Competition among lenders can take many forms, including convenience in obtaining a loan, the size of their existing customer base and the ability to cross sell products to that customer base, customer service, size of loans, interest rates and other types of finance or service charges, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender. We have responded to the increased competition in the bank credit card industry primarily by marketing cards to a target market of small businesses with promotional pricing, including low or zero introductory rates, and rewards products tailored to the needs of our small business customers. Although we believe we are generally competitive in most of the geographic areas in which we offer our products and services, there can be no assurance that our ability to market our products and services successfully or to obtain an adequate yield on our loans will not be impacted by the nature of the competition that now exists or may develop.

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

                                   EMPLOYEES

As of December 31, 2002, we had 889 employees. We believe that we have good relationships with our employees. None of our employees is represented by a collective bargaining unit.

                             AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). These filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

     Our principal Internet address is http://www.advanta.com. Through http://www.advanta.com our annual, quarterly and current reports, and amendments to those reports, are made available free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

     In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number: Investor Relations, Advanta Corp., Welsh & McKean Roads, P.O. Box 844, Spring House, Pennsylvania 19477, telephone: (215) 444-5335.
                            ------------------------

     Information or statements provided by the Company from time to time may contain certain "forward-looking information" including information relating to: anticipated earnings per share; anticipated returns on equity; anticipated growth in loans outstanding and credit card accounts; anticipated net interest margins; anticipated operating expenses and employment growth; the level of new account acquisitions, customer spending and account attrition; anticipated payment and prepayment rates of outstanding loans; anticipated marketing expense; estimated values of our retained interests in securitizations and anticipated cash flows; our ability to replace existing credit facilities, when they expire, with appropriate levels of funding on similar terms and conditions; the value of the investments that we hold; anticipated delinquencies and charge-offs; realizability of net deferred tax asset; and anticipated outcome and effects of litigation. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information.

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

     - The effects of interest rate fluctuations on our net interest margin and the value of our assets and liabilities; the continued legal or commercial availability of techniques, including loan pricing and repricing, hedging and other techniques, that we use or may use to manage the risk of those fluctuations.

     - Difficulties or delays in the securitization of our receivables and the resulting impact on the cost and availability of such funding. Difficulties and delays may result from the current economic, legal, regulatory, accounting and tax environments and adverse changes in the performance of the securitized assets or the market for asset-backed securities generally.

     - The amount, type and cost of financing available to us, including securitization of our receivables and secured financing, and any changes to that financing including any impact from changes in the current economic, legal, regulatory, accounting and tax environments, adverse changes in the performance of our loan portfolio, any impact from changes in the ratings on our debt or the debt of our subsidiaries and the activities of parties with which we have agreements or understandings, including any activities affecting any investment.

     - Factors affecting our aggregate number of accounts or receivable balances, and the growth rate thereof, including the amount of actual marketing investment made by us, changes in cardholder behavior or preferences affecting product mix, retention of cardholders after promotional periods have expired, the rate of repayment of receivable balances, changes in general economic conditions and other factors beyond our control.

     - The impact of "seasoning" (the average age of a lender's portfolio) on our level of delinquencies and losses which may require a higher allowance for receivable losses for on-balance sheet assets and may adversely impact securitization income. The addition of account originations or balances and the attrition of those accounts or balances could significantly impact the seasoning of our overall portfolio.

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

     - The effects of, and changes in the level of scrutiny, regulatory requirements and regulatory initiatives, including restrictions and limitations imposed by banking laws, examinations, audits, and agreements between our bank subsidiaries and their regulators, resulting from the fact that our banking and finance businesses are highly regulated and subject to periodic review and examination by federal and state regulators, including the OCC and the FDIC.

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

     - The proper design and operation of our disclosure controls and procedures.

     - Our relationships with customers, significant vendors and business partners.

     - Our ability to attract and retain key personnel.

ITEM 2.  PROPERTIES

At December 31, 2002, Advanta owned two buildings in Horsham, Pennsylvania totaling approximately 198,000 square feet. Since the closing of the Mortgage Transaction, these buildings have been 100% leased to Buyer. At December 31, 2002, Advanta leased approximately 109,511 square feet in Spring House, Pennsylvania for its principal executive and corporate offices and for use by Advanta Business Cards. In addition, Advanta leased approximately 21,474 square feet in two buildings in the Pennsylvania suburbs of Philadelphia for certain corporate staff functions. Advanta leased approximately 21,328 square feet in Voorhees, New Jersey that is primarily used by our leasing business unit. Advanta also leased approximately 12,000 square feet of office space and 3,000 square feet of storage space in two buildings in Gibbsboro, New Jersey for our leasing and business cards operations. In Delaware, Advanta leased approximately 36,589 square feet of office space for Advanta National Bank and for other corporate and business cards operations, approximately 16,644 of this office space is subleased to an unrelated third party. In New York, Advanta leased approximately 6,000 square feet of office space in two buildings for Advanta Partners LP and Advanta Growth Capital Fund, LP. Advanta also leased approximately 50,625 square feet of office space in Draper, Utah for Advanta Bank Corp.

     In addition to the principal locations in Pennsylvania, New Jersey, New York, Delaware and Utah, until February 28, 2001, Advanta leased approximately 84,923 square feet of office space in twenty-one states to support the mortgage loan production offices and an additional 6,213 square feet of office space in five states to support Advanta Mortgage and Advanta Leasing Services. Since Advanta ceased origination of new leases and exited the mortgage business in the first quarter of 2001, Advanta has been buying out, assigning or subleasing these spaces. Accordingly, as of December 31, 2002, the remaining leased space totaled approximately 17,576 square feet.

     At December 31, 2002, the total leased and owned office space was approximately 459,459 square feet.

ITEM 3.  LEGAL PROCEEDINGS

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which we deny, center around Fleet's assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card LLC in connection with the Consumer Credit Card Transaction in 1998. We filed an answer to the complaint, and we also filed a countercomplaint against Fleet for damages we believe have been caused by certain actions of Fleet. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an escrow account in February 2001. On January 22, 2003, the trial court issued a decision ruling on all but one of the remaining issues, and ordered further briefing on the remaining outstanding issue. In the year ended December 31, 2002, we recognized a $43.0 million pretax loss on the transfer of our consumer credit card business, representing the estimated impact of implementing the court's decisions. This amount represents the amount in excess of the reserves we have been carrying for the litigation, which was based on our expectations of the outcome of the litigation. We estimate that the court's decisions will have a favorable impact to our liquidity since we would recoup approximately $8 million in cash from the escrow account funded in February 2001, after payment of amounts due to Fleet. The court's ruling on the remaining outstanding issue and/or the ultimate resolution of any issues that may be appealed could reduce or eliminate the charge to our earnings, although there can be no assurance as to the potential benefit, if any, to earnings at this time.

     In an ongoing element of Fleet's disputes with us, Fleet has claimed $508 million of tax deductions from its partnership with us in connection with the Consumer Credit Card Transaction, which are required under the law to be allocated solely to Advanta. As required, we reported these deductions on our 1998 corporate tax return. However, we have not used or booked the benefit from most of these deductions because for tax purposes we have a very substantial net operating loss carryforward. We have approximately $636 million of net operating loss carryforwards at December 31, 2002 and have booked no benefit from $402 million of these net operating loss carryforwards. The deductions are attributable to deductions for bad debt reserves that we expensed in computing our book income or loss before the Consumer Credit Card Transaction, but which were not deductible by Advanta for tax purposes until after the closing of the transaction in 1998. The tax law requires "built in losses" like these to be deducted by the party who contributed the assets to the partnership, in this case, Advanta. The Internal Revenue Service agents who have examined the returns at issue have to ensure that both parties do not obtain the deductions and therefore, following standard practice, proposed to disallow the deductions to both parties until there is a final resolution. The deductions, as well as the allocation of a gain from the sale of a partnership asset of approximately $47 million, are now before the IRS Regional Office of Appeals.

     On January 15, 2003, Fleet filed a complaint in Rhode Island Superior Court seeking a declaratory judgment that we indemnify Fleet under the applicable partnership agreement for any damage Fleet incurs by not being entitled to the $508 million of tax deductions. Fleet is also seeking a declaratory judgment that it should not indemnify us for any damages that we incur due to any allocation to Advanta of the $47 million gain on the sale of a partnership asset. Fleet's claim for indemnification appears to be brought by Fleet in the hope that we will advise the IRS that we will agree with a substantial part of Fleet's tax position. On February 28, 2003, we filed a motion to dismiss the complaint. We believe that the indemnification provision in the partnership agreement does not indemnify Fleet for damages incurred related to the tax deductions and that the lawsuit is frivolous, having no legal basis whatsoever. We do not expect this lawsuit or the tax issues discussed above to have a material adverse effect on our financial condition or results of operations.

     On December 5, 2000, a former executive of Advanta obtained a jury verdict against us in the amount of $3.9 million in the United States District Court for the Eastern District of Pennsylvania, in connection with various claims against Advanta related to the executive's termination of employment. In September 2001, the District Court Judge issued orders denying both parties' post-trial motions. A judgment in the amount of approximately $6 million, which includes the $3.9 million described above, was entered against Advanta. In September 2001, we filed an appeal to the United States Court of Appeals for the Third Circuit. We have posted a supersedeas bond in the amount of $8 million. On July 8, 2002, the Court of Appeals rendered a judgment affirming in part and reversing in part the judgment. The Court of Appeals reduced the total damage award by approximately $1.1 million and also ordered the District Court to reduce the amount of liquidated damages based on the reduced award. The effect of this decision will be to reduce the judgment to approximately $4.7 million rather than $6 million. On February 24, 2003, the Supreme Court of the United States denied our petition for certiorari seeking a new trial instead of the reduced verdict. The District Court Judge has not yet ruled on the executive's petition for attorney's fees and costs in the amount of approximately $1.4 million, which we have contested. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results, based on the level of reserves we have established in connection with this litigation.

     On July 26, 2001, Chase Manhattan Mortgage Corporation ("Chase") filed a complaint against Advanta Corp. and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that we breached our contract with Chase in connection with the Mortgage Transaction. Chase claims that we misled Chase concerning the value of certain of the assets sold to Chase. In September 2001, we filed an answer to the complaint in which we denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to us in connection with the transaction. The matter is in discovery and trial is scheduled to begin in January 2004. We believe that the lawsuit is without merit and will vigorously defend Advanta in this litigation. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact on our financial position or future operating results.

     On November 8, 2001 and January 28, 2002, the accounting firm of Grant Thornton, LLP ("Grant Thornton") filed third-party complaints against Advanta Mortgage Corp., USA ("AMCUSA") in two related lawsuits in the United States District Court for the Southern District of West Virginia. The third-party claims alleged negligent misrepresentation, claiming without specificity or factual support that Grant Thornton received inaccurate information from AMCUSA concerning the amount of loans that AMCUSA had been servicing for the First National Bank of Keystone, West Virginia ("Keystone Bank"). Grant Thornton was the former auditor for Keystone Bank, which failed. Grant Thornton has been sued by the FDIC as receiver of Keystone Bank and by shareholders and others with purported ownership interests in Keystone Bank, alleging that Grant Thornton rendered an unqualified opinion for Keystone Bank's financial statements, when in fact the financial statements fraudulently overstated the bank's assets by more than $500 million. In February 2003, AMCUSA and Grant Thornton agreed to settle the litigation for an amount that is not material to our financial position or the results of our operations.

     In addition to the cases described above, Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to the Mortgage Transaction in the first quarter of 2001.

     Management believes that the aggregate loss, if any, resulting from these actions will not have a material adverse effect on our financial position or results of our operations based on the level of litigation reserves we have established and our current expectations regarding the ultimate resolutions of these existing actions. Our litigation reserves are estimated based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. Changes in estimates or other charges related to litigation are included in operating expenses of the respective business segment if related to continuing operations, or gain (loss) on discontinuance of mortgage and leasing businesses if related to discontinued operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The applicable Board of Directors elected each of the executive officers of Advanta Corp. and its subsidiaries listed below, to serve at the pleasure of the Board in the capacities indicated.

NAME                             AGE                        OFFICE                        DATE ELECTED
------------------------------------------------------------------------------------------------------
Dennis Alter                     60     Chairman of the Board and Chief Executive             1972
                                        Officer
William A. Rosoff                59     Vice Chairman of the Board and President              1996
Jeffrey D. Beck                  54     Vice President and Treasurer of Advanta Corp.         2001
                                        and President and Chief Investment Officer,
                                        Advanta Bank Corp.
Philip M. Browne                 43     Senior Vice President and Chief Financial             1998
                                        Officer
Christopher J. Carroll           43     Chief Credit Officer                                  2001
David B. Weinstock               38     Vice President and Chief Accounting Officer           2001

     Mr. Alter became Executive Vice President and a Director of Advanta Corp.'s predecessor organization in 1967. He was elected President and Chief Executive Officer in 1972, and Chairman of the Board of Directors in August 1975. Mr. Alter has remained as Chairman of the Board since August 1975. In February 1986, he relinquished the title of President, and in August 1995 he relinquished the title of Chief Executive Officer. In October 1997, Mr. Alter reassumed the title of Chief Executive Officer.

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

     Mr. Beck joined Advanta Corp. in 1986 as Senior Vice President of Advanta National Bank and was elected Vice President and Treasurer of Advanta Corp. in 1992. In June 2000, Mr. Beck was elected Chief Investment Officer of Advanta Bank Corp. and in May 2001, he was elected President and a Director of Advanta Bank Corp.

     Mr. Browne joined Advanta Corp. in June 1998 as Senior Vice President and Chief Financial Officer. Prior to joining Advanta Corp., he was an Audit and Business Advisory Partner at Arthur Andersen LLP where, for over sixteen years, he audited public and private companies and provided business advisory and consulting services to financial services companies. Mr. Browne is a director of and serves as Chairman of the Audit Committee for The Bon-Ton Stores, Inc., a publicly held corporation. Mr. Browne is also a director of and serves as Chairman of the Audit Committee for AF&L Insurance Company, a privately held long-term care and home health care insurance company.

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

     Mr. Weinstock joined Advanta Corp. in 1998 and became Vice President and Chief Accounting Officer in March 2001. Mr. Weinstock served as the Controller from April 1999 to October 1999 when he became Vice President of Investor Relations. Prior to joining Advanta Corp., Mr. Weinstock served as Senior Manager at Arthur Andersen LLP from 1996 to 1998, where he audited public and private companies and provided business advisory and consulting services to financial services companies.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE RANGES AND DIVIDENDS

The Company's common stock is traded on the National Market System of The Nasdaq Stock Market, Inc. under the symbols ADVNA (Class A voting common stock) and ADVNB (Class B non-voting common stock).

     Following are the high, low and closing prices and cash dividends declared for the last two years as they apply to each class of stock:

                                                                                 CASH
                                                                               DIVIDENDS
QUARTER ENDED:                                    HIGH      LOW      CLOSE     DECLARED
--------------                                   ------    ------    ------    ---------
CLASS A:
March 31, 2001                                   $16.00    $ 8.75    $15.81     $0.063
June 30, 2001                                     16.00     12.86     16.00      0.063
September 30, 2001                                19.10      8.00      9.40      0.063
December 31, 2001                                 11.72      8.00      9.94      0.063
March 31, 2002                                   $12.90    $ 8.47    $12.76     $0.063
June 30, 2002                                     14.55     10.40     10.86      0.063
September 30, 2002                                11.45      7.60     10.05      0.063
December 31, 2002                                 11.00      8.25      8.98      0.063
CLASS B:
March 31, 2001                                   $14.00    $ 7.16    $13.69     $0.076
June 30, 2001                                     14.00     11.90     13.97      0.076
September 30, 2001                                17.10      8.10      8.95      0.076
December 31, 2001                                 10.79      6.85      9.10      0.076
March 31, 2002                                   $11.99    $ 7.90    $11.99     $0.076
June 30, 2002                                     14.04     10.24     10.93      0.076
September 30, 2002                                11.44      7.35     10.33      0.076
December 31, 2002                                 11.10      8.00      9.39      0.076

     At March 3, 2003, the Company had approximately 250 and 628 holders of record of Class A and Class B common stock, respectively.

     Although we anticipate that comparable cash dividends will continue to be paid in the future, the payment of future dividends by Advanta will be at the discretion of the Board of Directors and will depend on numerous factors including Advanta's cash flow, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

     The information disclosed under the heading "Equity Compensation Plan Information" in Item 12 is incorporated by reference herein.

     We have established an Employee Savings Plan, qualified under Section 401(k) of the Code (the "401(k) Plan"), which includes as an investment category available to participants our Class B Common Stock (the "Common Stock"). We also maintain an Employee Stock Purchase Plan (the "Stock Purchase Plan") which is a broad-based plan pursuant to which eligible employees may purchase shares of our Class B Common Stock at a discount. Through the 401(k) Plan and the Stock Purchase Plan during the period since 1998, we sold to certain of our employees who participate in the plans shares of Class B Common Stock which were inadvertently in excess of the number of shares of Class B Common Stock registered by us on Form S-8 Registration Statements for that purpose. Exemptions from registration may not be available for all of these transactions. All of the shares involved in these transactions were acquired by the plans on behalf of participants on the open market. For the two years ended December 31, 2001 and 2000, shares sold pursuant to the 401(k) Plan and the Stock Purchase Plan exceeded the number of registered shares of Class B

Common Stock by an aggregate for those years of approximately 279,388 shares and 169,724 shares, respectively. For the year ended December 31, 2002, shares sold pursuant to the 401(k) Plan and the Stock Purchase Plan exceeded the number of registered shares of Class B Common Stock by approximately 45,152 shares and 42,154 shares, respectively. During 2002, the shares were sold at prices ranging from $7.69 to $13.65, in the case of the 401(k) Plan and $8.27 to $13.22, in the case of the Stock Purchase Plan. Because all of the sales of unregistered shares were made utilizing shares purchased on the open market, we did not receive any net proceeds in connection with the transactions described above. Registration Statements on Form S-8 are being filed to register shares of Class B Common Stock for future issuance in connection with the plans.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------
                                               2002         2001         2000         1999         1998
----------------------------------------------------------------------------------------------------------
Summary of Operations (1)
  Noninterest revenues                      $  240,101   $  178,876   $  151,033   $  105,370   $  140,408
  Interest revenues                            103,604      127,935      142,148      104,584      111,502
  Interest expense                              47,580       82,470       86,508       80,800      101,226
  Provision for credit losses                   40,906       35,976       36,309       22,506       38,329
  Operating expenses                           201,741      180,186      150,292       95,506      136,835
  Minority interest in income of
    consolidated subsidiary                      8,880        8,880        8,880        8,880        8,880
  Unusual charges (2)                                0       41,750            0       16,713      125,072
  Gain (loss) on transfer of consumer
    credit card business                       (43,000)           0            0            0      541,288
  Income (loss) before income taxes              1,598      (42,451)      11,192      (14,451)     382,856
  Income (loss) from continuing operations     (15,572)     (30,456)      11,192       41,334      408,604
  Income (loss) from discontinued
    operations, net of tax                           0       (8,438)    (163,578)       8,484       39,276
  Loss, net, on discontinuance of mortgage
    and leasing businesses, net of tax          (8,610)     (31,639)      (4,298)           0            0
  Net income (loss)                            (24,182)     (70,533)    (156,684)      49,818      447,880
----------------------------------------------------------------------------------------------------------
Per Common Share Data
  Basic income (loss) from continuing
    operations
    Class A                                 $    (0.69)  $    (1.23)  $     0.39   $     1.59   $    15.14
    Class B                                      (0.59)       (1.17)        0.47         1.66        15.21
    Combined (3)                                 (0.63)       (1.19)        0.44         1.63        15.18
  Diluted income (loss) from continuing
    operations
    Class A                                      (0.69)       (1.23)        0.39         1.58        14.32
    Class B                                      (0.59)       (1.17)        0.46         1.65        14.35
    Combined (3)                                 (0.63)       (1.19)        0.44         1.62        14.33
  Basic net income (loss)
    Class A                                      (1.03)       (2.79)       (6.28)        1.95        16.62
    Class B                                      (0.94)       (2.73)       (6.21)        2.02        16.68
    Combined (3)                                 (0.97)       (2.75)       (6.24)        1.99        16.65
  Diluted net income (loss)
    Class A                                      (1.03)       (2.79)       (6.23)        1.94        15.69
    Class B                                      (0.94)       (2.73)       (6.16)        2.00        15.73
    Combined (3)                                 (0.97)       (2.75)       (6.19)        1.98        15.71
  Cash dividends declared
    Class A                                      0.252        0.252        0.252        0.252        0.252
    Class B                                      0.302        0.302        0.302        0.302        0.302
  Book value-combined                            13.11        14.20        17.06        23.14        21.26
  Closing stock price:
    Class A                                       8.98         9.94         8.81        18.25        13.25
    Class B                                       9.39         9.10         7.19        14.06        11.06
----------------------------------------------------------------------------------------------------------
Financial Condition -- Year End
  Investments (4)                           $  503,479   $  476,568   $  866,376   $  893,819   $1,290,373
  Gross business credit card receivables:
    Owned                                      445,083      416,265      335,087      275,095      150,022
    Securitized                              2,149,147    1,626,709    1,324,137      765,019      664,712
                                            --------------------------------------------------------------
    Managed                                  2,594,230    2,042,974    1,659,224    1,040,114      814,734
  Total owned assets                         1,681,613    1,636,680    2,843,472    3,538,560    3,662,062
  Deposits                                     714,028      636,915    1,346,976    1,512,359    1,749,790
  Debt                                         315,886      323,582      755,184      788,508    1,030,147
  Capital securities (5)                       100,000      100,000      100,000      100,000      100,000
  Stockholders' equity                         321,313      366,299      440,902      589,631      560,304
----------------------------------------------------------------------------------------------------------

($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------
                                               2002         2001         2000         1999         1998
----------------------------------------------------------------------------------------------------------
Selected Financial Ratios
  Return on average assets                       (1.50)%      (3.39)%      (4.35)%       1.34%       11.95%
  Return on average common equity                (6.74)      (17.50)      (31.37)        8.82        82.76
  Return on average total equity                 (6.68)      (17.42)      (31.28)        8.74        74.75
  Return on average total equity and
    capital securities                           (3.98)      (12.82)      (25.11)        8.30        64.81
  Equity/owned assets                            19.11        22.38        15.51        16.66        15.30
  Equity and capital securities/owned
    assets                                       25.05        28.49        19.02        19.49        18.03
  Equity/managed assets (6)                       8.34        10.38         3.74         4.99         4.67
  Equity and capital securities/managed
    assets (6)                                   10.93        13.21         4.59         5.83         5.50
  Dividend payout (7)                              N/M          N/M          N/M        15.67         1.62
  As a percentage of owned receivables:
    Total receivables 30 days or more
       delinquent                                  5.4          6.6          5.4          3.8          4.7
    Net principal charge-offs (8)                  7.5          6.7          4.2          5.4          7.0
  As a percentage of managed receivables:
    Total receivables 30 days or more
       delinquent                                  6.2          6.6          5.0          3.7          4.4
    Net principal charge-offs (8)                  8.7          7.6          4.6          5.1          6.7
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

(3) Combined represents a weighted average of Class A and Class B (see Note 2 to the consolidated financial statements).

(4) Includes federal funds sold, investments available for sale and trading investments, if applicable.

(5) Represents company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp.

(6) See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Operations and Financial Condition for calculation of managed assets.

(7) The dividend payout ratio for the years ended December 31, 2002, 2001 and 2000 is negative and, therefore, not meaningful.

(8) Effective October 1, 2000, business credit card charge-off statistics reflect the adoption of a new charge-off policy for bankruptcies. Bankrupt business credit cards are charged off within a 60-day investigative period after receipt of notification. The previous policy provided a 90-day investigative period. Managed and owned business credit card principal charge-offs for the year ended December 31, 2000 include a 0.2% acceleration of charge-offs in connection with the adoption of this policy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our primary business segment is Advanta Business Cards, one of the nation's largest issuers of business credit cards to small businesses. In addition to our business credit card lending business, we have venture capital investments. Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we completed our exit from the mortgage business, announced the discontinuance of our leasing business, and restructured our corporate functions to a size commensurate with our ongoing businesses. We are continuing to service the existing leasing portfolio rather than sell the business or the portfolio. The results of the mortgage and leasing businesses are reported as discontinued operations in all periods presented. The results of our ongoing businesses are reported as continuing operations for all periods presented.

     For the year ended December 31, 2002, we reported net loss from continuing operations of $15.6 million, or $0.63 per combined common share, assuming dilution, compared to net loss from continuing operations of $30.5 million, or $1.19 per combined diluted common share, for the year ended December 31, 2001. For the year ended December 31, 2000, we reported net income from continuing operations of $11.2 million, or $0.44 per combined diluted common share. Loss from continuing operations for the year ended December 31, 2002 includes a pretax charge of $43.0 million related to a ruling in the litigation associated with the transfer of our consumer credit card business in 1998, and pretax investment losses on venture capital investments of $6.9 million. Loss from continuing operations for the year ended December 31, 2001 includes pretax investment losses on venture capital investments of $28.9 million and $41.8 million of pretax unusual charges representing costs associated with the restructure of our corporate functions to a size commensurate with our ongoing businesses and certain other unusual charges related to employee costs. Income from continuing operations for the year ended December 31, 2000 includes pretax investment gains, net, on venture capital investments of $7.7 million and a $7.0 million pretax charge for an increase in litigation reserves.

     Net income (loss) from continuing operations included the following business segment results:

($ IN THOUSANDS)                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
--------------------------------------------------------------------------------------------
Pretax income (loss):
Advanta Business Cards                                        $ 63,244   $ 63,515   $ 45,325
Venture Capital                                                (10,101)   (33,158)     3,382
Other (1)                                                      (51,545)   (72,808)   (37,515)
--------------------------------------------------------------------------------------------
Total pretax income (loss)                                       1,598    (42,451)    11,192
Income tax (expense) benefit                                   (17,170)    11,995          0
--------------------------------------------------------------------------------------------
Net income (loss) from continuing operations                  $(15,572)  $(30,456)  $ 11,192
--------------------------------------------------------------------------------------------

(1) Other includes investment and other activities not attributable to the Advanta Business Cards or venture capital segments.

     In the year ended December 31, 2002, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $8.6 million, or $0.34 per combined common share, assuming dilution. In the year ended December 31, 2001, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $31.6 million, or $1.23 per combined diluted common share. We also recorded an after-tax loss on the discontinuance of our leasing business of $4.3 million, or $0.17 per combined diluted common share, effective December 31, 2000. The components of the after-tax loss on discontinuance recorded in 2002 include a pretax loss on the Mortgage Transaction of $25.3 million, a pretax gain on the discontinuance of our leasing business of $11.3 million, and tax benefit of $5.4 million. The components of the after-tax loss on discontinuance recorded in 2001 include a pretax gain on the Mortgage Transaction of $20.8 million, a pretax loss on the discontinuance of our leasing business of $45.0 million, and tax expense of $7.4 million. See "Discontinued Operations" in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

     Loss from discontinued operations, net of tax, was $8.4 million, or $0.33 per combined diluted common share, for the period from January 1, 2001 through February 28, 2001, the effective date of the Mortgage Transaction. In the year ended December 31, 2000, loss from discontinued operations, net of tax, was $163.6 million, or $6.45 per combined diluted common share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 2 to the consolidated financial statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified the following as our most critical accounting policies and estimates in that they require management's most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes in such estimates could have a material impact on our financial condition or results of operations.

  Fair Value of Venture Capital Investments

Investments of our venture capital segment are included in investments available for sale and carried at estimated fair value. Management makes fair value determinations based on quoted market prices, when available, and considers the investees' financial results, conditions and prospects, values of comparable companies and market liquidity, when market prices are not available. In accordance with specialized industry accounting principles of venture capital companies, unrealized and realized gains and losses on these investments are included in other revenues in the consolidated income statements. The fair values of these equity investments are subject to significant volatility. Our investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. We primarily invest in privately held companies, including early stage companies. These investments are inherently risky as the market for the technologies or products the investees have under development may never materialize.

  Allowance for Receivable Losses

The allowance for receivable losses is maintained for on-balance sheet receivables and is intended to cover all losses inherent in the owned receivable portfolio. Business credit card receivables are comprised of principal amounts due from cardholders for purchase activities and cash advances, and amounts due from cardholders relating to billed interest and fees. The allowance for receivable losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of receivables in light of historical experience by loan type, the nature and volume of the receivable portfolio, adverse situations that may affect the borrowers' ability to repay and prevailing economic conditions. Since our receivable portfolio is comprised of large groups of smaller balance homogeneous loans, we generally evaluate each group collectively for impairment through the use of a migration analysis as well as the consideration of other factors that may indicate loss. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     Provisions for credit losses, representing the portion of receivable losses attributable to principal, are reported separately on the consolidated income statements. Losses are charged against the allowance for receivable losses when management believes the uncollectibility of a receivable balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for receivable losses. Provisions for interest and fee losses are recorded as direct reductions to interest and fee income. The accrued interest and fee portion of charged-off receivables is charged against the allowance for receivable losses. All subsequent recoveries of charged-off receivables are classified as principal recoveries, since any amounts related to accrued interest and fees are de minimus.

  Securitization Transactions

A significant portion of our funding for Advanta Business Cards is through off-balance sheet business credit card securitizations using a securitization trust. The securitization trust was created to hold the collateral (the securitized receivables) and issue debt to investors. The securitization trust is a qualifying special-purpose entity as defined by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," and therefore, is not consolidated as part of Advanta Corp.'s consolidated financial statements. We do not provide any guarantee of the debt issued by the special-purpose entity and our recourse in the transactions is limited to the value of our interests in securitizations that serve as credit enhancement to the investors' interests in the securitized receivables.

     Our business credit card securitization transactions are accounted for as sales since we surrender control over the securitized receivables. Securitization income is recognized at the time of the sale, equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. Fair value estimates used in the recognition of securitization income require assumptions of payment, default and interest rates. To the extent actual results are different than those estimates, the impact is recognized in securitization income.

     We generally retain an interest in securitized receivables in the form of restricted cash reserve accounts, retained interest-only strips and subordinated trust assets related to securitizations. Subordinated trust assets represent an ownership interest in the securitized receivables that is subordinated to the other investors' interests. Retained interests in securitizations serve as credit enhancement to the investors' interests in the securitized receivables. These assets are carried at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income.

     We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis when quoted market prices are not available. The cash flows of the retained interest-only strip are estimated as the excess of the weighted average interest yield on each pool of the receivables sold over the sum of the interest rate earned by the note holder, the servicing fee and an estimate of future credit losses over the life of the existing receivables. Cash flows are discounted from the date the cash is expected to become available to us (the "cash-out" method). These cash flows are projected over the life of the receivables using payment, default, and interest rate assumptions that management believes would be used by market participants for similar financial instruments subject to prepayment, credit and interest rate risk. The cash flows are discounted using an interest rate that management believes a purchaser unrelated to the seller of the financial instrument would demand. As estimates used are influenced by factors outside our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. See Note 6 to the consolidated financial statements for the key assumptions used in the estimation of fair values of the retained interest in securitizations at December 31, 2002 and 2001. Interest income is recognized over the life of the retained interests in securitizations using the discount rate used in the valuation.

     Accrued interest and fees on securitized receivables are reduced by an allowance for amounts estimated to be uncollectible. The allowance is estimated using the same methodology as that used for on-balance sheet receivables that is described above in "Allowance for Receivable Losses." Provisions for interest and fee losses on securitized receivables are recorded as a reduction of securitization income.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51." The interpretation requires a company to consolidate a variable interest entity if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. The consolidation requirements apply to all variable interest entities created after January 31, 2002. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. We do not anticipate that the adoption of this interpretation will have a material effect on our financial position or results of operations since qualifying special-purpose entities, as defined in SFAS 140, are exempt from the consolidation requirements of this interpretation.

  Business Credit Card Rewards Programs

We offer bonus mile and cash-back reward programs with certain of our business credit cards. Eligible cardholders earn bonus miles for air travel or up to 2% cash-back rewards based on net purchases charged on their business credit card account. The costs of future reward redemptions are estimated and a liability is recorded at the time bonus miles or cash-back rewards are earned by the cardholder. The estimated costs of future reward redemptions are classified as a reduction of other revenues in the consolidated income statements. Estimates of costs of future reward redemptions include an assumption regarding the percentage of cardholders that will redeem the rewards and vary depending on the structure of the rewards program. It is reasonably possible that actual results will differ from our estimates or that our estimated liability for these programs may change.

  Litigation Contingencies

Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to the Mortgage Transaction in the first quarter of 2001. See discussion in Note 11 to the consolidated financial statements. Management believes that the aggregate loss, if any, resulting from these actions will not have a material adverse effect on our financial position or results of our operations based on the level of litigation reserves we have established and our current expectations regarding the ultimate resolutions of these existing actions. Our litigation reserves are estimated based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. Our litigation reserves are included in other liabilities on the consolidated balance sheets. Changes in estimates or other charges related to litigation are included in operating expenses of the respective business segment if related to continuing operations, or gain (loss) on discontinuance of mortgage and leasing businesses if related to discontinued operations.

  Income Taxes

Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, we determine the net deferred tax asset or liability based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In establishing the valuation allowance, we consider (1) estimates of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. This analysis is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in estimate of deferred tax asset realizability, if applicable, are included in income tax expense (benefit) on the consolidated income statements and would affect all business segments since the consolidated effective tax rate is applied to all business segments' pretax income (loss).

  Discontinued Operations

Our exit from the mortgage business and discontinuance of the leasing business represent the disposal of business segments following Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of these operations are classified as discontinued in all periods presented. Our accounting for discontinued operations was not impacted by the issuance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," since its provisions for disposal groups of long-lived assets are effective for disposal activities initiated after January 1, 2002. Estimates of future cash flows are used in the accounting for discontinued operations, including estimates of the future costs of mortgage business-related litigation and estimates of operating results through the remaining term of the leasing portfolio. As all estimates used are influenced by factors outside our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Changes in estimates related to discontinued operations are included in gain (loss) on discontinuance of mortgage and leasing businesses on the consolidated income statements.

ADVANTA BUSINESS CARDS

Advanta Business Cards originated, directly and through the use of third parties, 241,869 new accounts during the year ended December 31, 2002, 224,255 new accounts in 2001 and 311,275 new accounts in 2000. Our managed business credit card receivable portfolio is comprised of both owned business credit card receivables and securitized business credit card receivables. Managed business credit card receivables grew 27% in the year ended December 31, 2002 and 23% in the year ended December 31, 2001. We expect managed business credit card receivables to grow approximately 15% to 20% in the year ended December 31, 2003. Our originations in 2002 included a broader array of competitively-priced offerings and products, including promotional pricing and rewards programs, designed to selectively attract and retain more higher credit quality customers and to respond to the competitive environment in the credit card industry. The level of originations and growth in receivables in 2001 reflected our plan to grow the portfolio in a controlled manner that we believed was prudent given the prevailing economic environment.

     Pretax income for Advanta Business Cards was $63.2 million in the year ended December 31, 2002 as compared to $63.5 million in the year ended December 31, 2001 and $45.3 million in the year ended December 31, 2000. The components of pretax income for Advanta Business Cards in the years ended December 31 were as follows:

($ IN THOUSANDS)                                                2002        2001        2000
-----------------------------------------------------------------------------------------------
Net interest income on owned receivables                      $  55,204   $  53,421   $  53,087
Noninterest revenues                                            246,957     215,280     149,452
Provision for credit losses                                     (40,006)    (35,373)    (36,307)
Operating expenses                                             (198,911)   (169,813)   (120,907)
-----------------------------------------------------------------------------------------------
Pretax income                                                 $  63,244   $  63,515   $  45,325
-----------------------------------------------------------------------------------------------

     Net interest income on owned receivables and noninterest revenues in 2002 reflect a decrease in the average yield earned on our owned and securitized business credit card receivables. The decrease in yield is a result of a broader array of competitively-priced offerings and products in 2002, including promotional pricing, designed to selectively attract and retain more higher credit quality customers and to respond to the competitive environment. The increase in net interest income on owned receivables in 2002 as compared to 2001 is due to a $90 million increase in average owned business credit card receivables and a decrease in our cost of funds, partially offset by the decrease in average yield earned on our owned business credit card receivables. The increase in noninterest revenues in 2002 as compared to 2001 is comprised of increased securitization income, servicing revenues, interchange income and other fee revenues due to the growth in average managed receivables. Securitization income was also impacted by the decrease in yield on securitized receivables discussed above, a decrease in the interest rate earned by noteholders and an increased net charge-off rate on securitized receivables.

     The increase in the provision for credit losses in 2002 as compared to 2001 reflects an increase in average owned business credit card receivables, partially offset by estimates as of December 31, 2002 of a lower level of inherent losses in the portfolio, based on delinquency and net charge-off rate trends and the current composition of the portfolio, as compared to estimates as of December 31, 2001. The increase in operating expenses in 2002 as compared to 2001 resulted from growth in managed receivables and additional investments in initiatives to strengthen our position as a leading issuer of business credit cards to the small business market.

     The increase in noninterest revenues and operating expenses in 2001 as compared to 2000 was due primarily to growth in managed receivables. The provisions for credit losses and noninterest revenues in the year ended December 31, 2001 include the impact of an increase in managed credit losses due to the seasoning of the business credit card portfolio and the economic environment during the period. The provision for credit losses in the year ended December 31, 2000 includes an $8 million increase attributable to a revision of our estimate of the allowance for receivable losses as a result of the following factors: (1) discussions with our banking regulators relating to the implementation of the agreement between Advanta Bank Corp. and the Federal Deposit Insurance Corporation that was disclosed in June 2000; (2) changes in the economic environment; and (3) the use of more conservative loss estimates for certain segments of the loan portfolio. See further discussion in the "Provision and Allowance for Receivable Losses" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

VENTURE CAPITAL

The components of pretax income (loss) for our venture capital segment in the years ended December 31 were as follows:

($ IN THOUSANDS)                                                2002       2001      2000
-------------------------------------------------------------------------------------------
Net interest expense                                          $   (711)  $ (1,508)  $(1,481)
Realized gains (losses), net                                       (48)    (9,296)   11,371
Unrealized losses, net                                          (6,860)   (19,583)   (3,691)
Other revenues                                                      16         27       167
Operating expenses                                              (2,498)    (2,798)   (2,984)
-------------------------------------------------------------------------------------------
Pretax income (loss)                                          $(10,101)  $(33,158)  $ 3,382
-------------------------------------------------------------------------------------------

     As shown in the table above, pretax income (loss) of our venture capital segment is comprised primarily of realized and unrealized gains and losses on our venture capital investments, which reflect the market conditions for those investments in each respective period, and operating expenses. The estimated fair value of our venture capital investments was $13.5 million at December 31, 2002, and $18.6 million at December 31, 2001.

INTEREST INCOME AND EXPENSE

Interest income decreased by $24.3 million to $103.6 million in the year ended December 31, 2002 as compared to the year ended December 31, 2001. The decrease in interest income in 2002 was due primarily to a decrease in the average yield earned on our investments and receivables as a result of the prevailing interest rate environment and the competitively-priced offers described below. Also contributing to the decrease in interest income was a decrease in average federal funds sold, restricted interest-bearing deposits and investments of $377 million for the year ended December 31, 2002 as compared to 2001. Excess liquid assets resulting from the Mortgage Transaction in the first quarter of 2001 were held in short-term, high quality investments until they could be deployed. Partially offsetting these decreases were increases in average business credit card receivables of $90 million in the year ended December 31, 2002 as compared to 2001.

     In 2002, our marketing campaigns have included a broader array of competitively-priced offerings and products, including promotional pricing and rewards programs, designed to selectively attract and retain more higher credit quality customers and to respond to the competitive environment. In the year ended December 31, 2002, these competitively-priced offers resulted in a decline in yields on business credit card receivables, and are anticipated to result in lower credit losses in future periods and higher interchange income due to higher purchase volume. We anticipate that these trends on business credit card receivables will continue in 2003 and that our risk-adjusted revenues as a percentage of average managed business credit card receivables will be between 10.5% and 11.5% in the year ended December 31, 2003 as compared to 12% in the year ended December 31, 2002. Risk-adjusted revenues represent net interest margin and fee revenues, less net principal charge-offs.

     During the year ended December 31, 2002, interest expense decreased by $34.9 million to $47.6 million as compared to the year ended December 31, 2001. The decrease in interest expense in 2002 was due to a reduction in average outstanding deposits and debt and a decrease in our average cost of funds. Our average cost of funds decreased from 7.24% in the year ended December 31, 2001 to 5.17% in the year ended

December 31, 2002. The decrease in our average cost of funds is primarily a result of the prevailing interest rate environment.

     Interest income decreased by $14.2 million to $127.9 million in the year ended December 31, 2001 as compared to the year ended December 31, 2000. During the same period, interest expense decreased by $4.0 million to $82.5 million. The decrease in interest income was due primarily to a decrease in average business credit card receivables and investments. Also contributing to the decreased interest income was a decrease in the average yield earned on our investment portfolio caused by the interest rate environment and a shift in the composition of the portfolio. Short-term investments, including federal funds sold and interest-bearing deposits, represented 52% of the average investment portfolio in the year ended December 31, 2001 as compared to 27% in the year ended December 31, 2000. The decrease in interest expense was due to a decrease in interest-bearing liabilities, partially offset by an increase in our average cost of funds.

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

                             INTEREST RATE ANALYSIS

($ IN THOUSANDS)                                                    YEAR ENDED DECEMBER 31,
----------------              ---------------------------------------------------------------------------------------------------
                                           2002                              2001                              2000
                              -------------------------------   -------------------------------   -------------------------------
                               AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE
                               BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE
---------------------------------------------------------------------------------------------------------------------------------
ON-BALANCE SHEET
----------------------------
Interest-earning assets:
  Receivables:
    Business credit
      cards (1)               $  472,103   $ 81,391    17.24%   $  382,262   $ 75,998    19.88%   $  399,692   $ 77,528    19.40%
    Other receivables             27,600      1,278     4.63        28,271      1,245     4.40        23,067        979     4.25
                              ----------   --------   ------    ----------   --------   ------    ----------   --------   ------
  Total receivables              499,703     82,669    16.54       410,533     77,243    18.82       422,759     78,507    18.57
  Federal funds sold             272,301      4,516     1.66       347,569     13,169     3.79       218,387     13,896     6.36
  Restricted
    interest-bearing
    deposits                      95,482      1,537     1.61       110,014      4,646     4.22        26,121      1,762     6.75
  Tax-free investments (2)         1,281         84     6.56         4,295        392     9.13         3,786        348     9.19
  Taxable investments            127,197      4,124     3.24       411,111     21,667     5.27       656,868     41,964     6.39
  Retained interests in
    securitizations               96,185     10,658    11.08        84,028     10,084    12.00        50,401      6,048    12.00
  Interest-earning assets of
    discontinued operations       52,238      5,391    10.32       205,605     29,121    14.16     1,457,218    179,957    12.35
                              ----------   --------   ------    ----------   --------   ------    ----------   --------   ------
Total interest-earning
  assets (3)                  $1,144,387   $108,979     9.52%   $1,573,155   $156,322     9.94%   $2,835,540   $322,482    11.37%
                              ==========   ========   ======    ==========   ========   ======    ==========   ========   ======
Interest-bearing
  liabilities:
  Deposits
    Savings                   $      168   $      4     2.38%   $   29,438   $  1,472     5.00%   $  182,112   $ 10,206     5.60%
    Time deposits under
      $100,000                   329,414     13,675     4.15       478,381     30,307     6.34       883,803     57,758     6.54
    Time deposits of
      $100,000 or more           316,827     12,528     3.95       381,078     22,134     5.81       785,603     50,807     6.47
                              ----------   --------   ------    ----------   --------   ------    ----------   --------   ------
  Total deposits                 646,409     26,207     4.05       888,897     53,913     6.07     1,851,518    118,771     6.41
  Debt                           304,893     23,043     7.56       482,801     45,700     9.47       747,182     61,030     8.17
  Other borrowings                 3,527         67     1.90        17,730      1,035     5.84       137,024      8,792     6.42
                              ----------   --------   ------    ----------   --------   ------    ----------   --------   ------
Total interest-bearing
  liabilities                    954,829     49,317     5.17     1,389,428    100,648     7.24     2,735,724    188,593     6.89
Net noninterest-bearing
  liabilities                    189,558                           183,727                            99,816
                              ----------                        ----------                        ----------
Sources to fund
  interest-earning
  assets (4)                  $1,144,387   $ 49,317     4.31%   $1,573,155   $100,648     6.40%   $2,835,540   $188,593     6.65%
                              ==========   ========   ======    ==========   ========   ======    ==========   ========   ======
Net interest spread                                     4.35%                             2.70%                             4.48%
                                                      ======                            ======                            ======
Net interest margin                                     5.21%                             3.54%                             4.72%
=================================================================================================================================

(1) Interest income includes late fees for on-balance sheet business credit cards of $7.8 million for the year ended December 31, 2002, $6.7 million for the year ended December 31, 2001 and $9.2 million for the year ended December 31, 2000.
(2) Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.
(3) Includes assets held and available for sale and nonaccrual receivables.
(4) Includes funding of assets for both continuing and discontinued operations.

                  INTEREST VARIANCE ANALYSIS: ON-BALANCE SHEET

The following table presents the effects of changes in average volume and interest rates on individual financial statement line items on a tax equivalent basis using a statutory rate of 35%. The effects on individual financial statement line items are not necessarily indicative of the overall effect on net interest income. Total interest income includes income from assets held and available for sale.

($ IN THOUSANDS)                                 2002 VS. 2001                                     2001 VS. 2000
----------------                -----------------------------------------------   -----------------------------------------------
                                    INCREASE (DECREASE) DUE TO                        INCREASE (DECREASE) DUE TO
                                ----------------------------------                ----------------------------------
                                 CHANGES     CHANGES    CHANGES IN     TOTAL       CHANGES     CHANGES    CHANGES IN     TOTAL
                                    IN          IN        RATE/       INCREASE        IN          IN        RATE/       INCREASE
                                VOLUME (1)   RATE (2)   VOLUME (3)   (DECREASE)   VOLUME (1)   RATE (2)   VOLUME (3)   (DECREASE)
---------------------------------------------------------------------------------------------------------------------------------
Interest income from:
  Receivables:
    Business credit cards        $ 17,860    $(10,092)   $(2,375)     $  5,393    $  (3,381)   $ 1,919     $    (68)   $  (1,530)
    Other receivables                 (30)        65          (2)           33          221         35           10          266
  Federal funds sold               (2,853)    (7,403)      1,603        (8,653)       8,216     (5,613)      (3,330)        (727)
  Restricted interest-bearing
    deposits                         (613)    (2,871)        375        (3,109)       5,663       (661)      (2,118)       2,884
  Tax-free investments               (275)      (110)         77          (308)          47         (2)          (1)          44
  Taxable investments             (14,962)    (8,346)      5,765       (17,543)     (15,704)    (7,357)       2,764      (20,297)
  Retained interests in
    securitizations                 1,459       (773)       (112)          574        4,036          0            0        4,036
  Interest-earning assets of
    discontinued operations       (21,717)    (7,895)      5,882       (23,730)    (154,574)    26,376      (22,638)    (150,836)
                                 --------    --------    -------      --------    ---------    --------    --------    ---------
Total interest income            $(21,131)   $(37,425)   $11,213      $(47,343)   $(155,476)   $14,697     $(25,381)   $(166,160)
                                 --------    --------    -------      --------    ---------    --------    --------    ---------
Interest expense on:
  Deposits:
    Savings                      $ (1,464)   $  (771)    $   767      $ (1,468)   $  (8,550)   $(1,093)    $    909    $  (8,734)
    Time deposits under
      $100,000                     (9,445)   (10,477)      3,290       (16,632)     (26,515)    (1,768)         832      (27,451)
    Time deposits of $100,000
      or more                      (3,733)    (7,088)      1,215        (9,606)     (26,173)    (5,185)       2,685      (28,673)
  Debt                            (16,848)    (9,221)      3,412       (22,657)     (21,600)     9,713       (3,443)     (15,330)
  Other borrowings                   (829)      (699)        560          (968)      (7,659)      (795)         697       (7,757)
                                 --------    --------    -------      --------    ---------    --------    --------    ---------
Total interest expense            (32,319)   (28,256)      9,244       (51,331)     (90,497)       872        1,680      (87,945)
                                 --------    --------    -------      --------    ---------    --------    --------    ---------
Net interest income              $ 11,188    $(9,169)    $ 1,969      $  3,988    $ (64,979)   $13,825     $(27,061)   $ (78,215)
=================================================================================================================================

(1) Equals change in volume multiplied by prior year rate.
(2) Equals change in rate multiplied by prior year volume.
(3) Equals change in rate multiplied by change in volume.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

In the year ended December 31, 2002, the provision for credit losses increased by $4.9 million to $40.9 million as compared to 2001, and the provision for interest and fee losses increased by $2.5 million to $6.9 million as compared to 2001. The provision for interest and fee losses in 2002 includes a $698 thousand increase due to the change in income billing practice effective October 1, 2002. See Note 2 to the consolidated financial statements. The increase in both provisions reflects growth in average owned business credit card receivables of $90 million in the year ended December 31, 2002 as compared to 2001, partially offset by a reduction in our estimate of losses inherent in the portfolio as of December 31, 2002, based on improving delinquency and charge-off rate trends from April to December 2002 and the current composition of the portfolio as compared to our estimate as of December 31, 2001. In 2001, we were anticipating worsening net charge-off rates for the first quarter of 2002 due to the composition and seasoning of the portfolio at December 31, 2001.

DELINQUENCY AND CHARGE-OFF RATE TRENDS ON OWNED BUSINESS CREDIT CARD RECEIVABLES

                                                    DEC. 31,   SEP. 30,   JUN. 30,   MAR. 31,   DEC. 31,
                                                      2002       2002       2002       2002       2001
--------------------------------------------------------------------------------------------------------
Receivables 90 days or more delinquent                2.7%       2.9%       3.3%       3.4%       3.3%
Receivables 30 days or more delinquent                5.3        6.4        6.5        7.1        6.7
Net principal charge-offs as a % of owned business
  credit card receivables for the three months
  ended (annualized)                                  6.5        8.2        8.2        9.4        8.2
--------------------------------------------------------------------------------------------------------

     The improvements in delinquency rates are the result of the current composition of the portfolio and enhancements in the collections area of operations. In June 2000, we ceased origination of business credit card accounts with Fair, Isaac and Company ("FICO") credit scores of less than 661. We estimate that charge-offs for accounts with FICO credit scores of less than 661 at origination reached their peak in the first quarter of 2002, based on the average age of that segment of the portfolio. Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, we anticipate charge-off rates for the year ended December 31, 2003 and for each quarter of 2003 to be lower than the comparable periods of 2002. This expectation is based on the current composition of the portfolio that reflects our strategic initiative to selectively attract and retain more higher credit quality customers, enhancements in the collections area of operations made in 2002, and the current level of delinquencies. However, we are expecting charge-off rates in the first and second quarters of 2003 to be higher than the rate experienced in the fourth quarter of 2002, due to the current level of receivables 90 days or more delinquent and historical seasonal trends of charge-offs and bankruptcy petitions.

     The provision for credit losses in the year ended December 31, 2001 was $36.0 million as compared to $36.3 million in the year ended December 31, 2000. The provision for interest and fee losses was $4.4 million in 2001 as compared to $2.3 million in 2000. The provision for credit losses in 2000 includes a revision in our estimate of the allowance for receivable losses on business credit card receivables. The revised estimate for the overall portfolio was recorded in September 2000 and was developed based on discussions with our banking regulators, changes in the economic environment and the use of more conservative loss estimates for certain segments of the receivable portfolio. Those segments included accounts with lower credit scores, accounts held by businesses in operation less than twelve months, and accounts in which cash borrowings comprise a significant portion of the outstanding balance. As a result of these changes in estimate in 2000, we increased our allowance for receivable losses by approximately $8 million, which increased the provision for credit losses and decreased net income by approximately $8 million or $0.32 per diluted combined share for the year ended December 31, 2000. The provisions for credit losses and interest and fee losses in 2001 reflect the seasoning of the business credit card portfolio and the economic environment. These factors were evident in the delinquency rates and charge-off rates in 2001 as compared to 2000. Total owned business credit card receivables 30 days or more delinquent increased from 5.5% at December 31, 2000 to 6.7% at December 31, 2001. The charge-off rate on owned business credit card receivables for the year ended December 31, 2001 was 7.2% as compared to 4.5% for the year ended December 31, 2000.

     At December 31, 2002, the allowance for receivable losses on a consolidated basis was $46.2 million, or 9.8% of owned receivables, compared to $42.0 million, or 9.4%, at December 31, 2001. The allowance for receivable losses on business credit card receivables was $44.5 million, or 10.0% of owned receivables, at December 31, 2002, as compared to $41.2 million, or 9.9%, at December 31, 2001.

     The allowance for receivable losses on other receivables was $1.7 million at December 31, 2002 and $802 thousand at December 31, 2001. The increase in the allowance for receivable losses on other receivables in the year ended December 31, 2002 was due to general economic conditions and corresponding increases in delinquency rates. The rate of other receivables 90 days or more delinquent was 3.11% at December 31, 2002 as compared to 2.07% at December 31, 2001.

     We follow the charge-off and re-age policies established by the Uniform Retail Credit Classification and Account Management Policy issued by the Federal Financial Institutions Examination Council. Under this policy, unpaid receivables are charged off in the month the account becomes 180 days contractually delinquent; unpaid balances of accounts that declare hardship or enter credit counseling are charged off in the month the account becomes 120 days contractually delinquent; unpaid receivables of accounts in bankruptcy are charged off within 60 days of receipt of notification of filing from the bankruptcy court or within the previous timeframes discussed, whichever is shorter; and fraudulent amounts are charged off after a 90-day investigative period, unless our investigation shows no evidence of fraud. Prior to October 1, 2000, unpaid receivables of accounts in bankruptcy were charged off within 90 days of receipt of notification of filing from the bankruptcy court.

     In July 2002, the bank regulatory agencies issued draft guidance on account management and loss allowance for credit card lending. It described the agencies' expectations for prudent risk management practices for credit card activities, particularly with regard to credit line management, over-limit accounts, and workouts. The draft guidance also addressed income recognition and loss allowance practices for credit card lending. We completed our evaluation of the draft guidance in 2002 and did not expect the implementation of the guidance to have a material adverse effect on our financial condition or our results of operations. In January 2003, the bank regulatory agencies issued the final guidance. The guidance includes provisions generally applicable to all credit card issuers. We are still evaluating the impact the minimum payment provisions may have on our future delinquencies and charge-offs. We do not expect the other provisions of the final guidance to have a material adverse effect on our financial condition or our results of operations. However, similar to other examination guidance, this guidance provides wide discretion to the bank regulatory agencies in the application to any particular institution. Accordingly, our bank examiners could require changes in our account management or loss allowance practices in the future.

     The following table provides credit quality data as of and for the year-to-date periods indicated for our on-balance sheet receivable portfolio including a summary of allowances for receivable losses, nonaccrual receivables, accruing receivables past due 90 days or more, delinquencies and charge-offs. Consolidated data includes business credit cards, consumer credit cards through February 1998, and other receivables. Gross interest income that would have been recorded for nonaccrual receivables, had interest been accrued throughout the year in accordance with the assets' original terms, was $4.6 million in 2002.

                                                                               DECEMBER 31,
                                                           -----------------------------------------------------
($ IN THOUSANDS)                                           2002 (1)     2001      2000 (2)     1999       1998
----------------------------------------------------------------------------------------------------------------
CONSOLIDATED -- OWNED
Allowance for receivable losses                            $46,159     $41,971    $33,367     $14,865    $10,650
Receivables 90 days or more delinquent                      12,755      14,474      9,090       5,215      3,610
Receivables 30 days or more delinquent                      25,197      29,520     19,395      11,591      7,885
Nonaccrual receivables                                       5,525      20,052     10,700       7,028      7,719
Accruing receivables past due 90 days or more               10,535           0          0           0          0
As a percentage of gross receivables:
  Allowance for receivable losses                              9.8%        9.4%       9.3%        4.9%       6.3%
  Receivables 90 days or more delinquent                       2.7         3.3        2.5         1.7        2.2
  Receivables 30 days or more delinquent                       5.4         6.6        5.4         3.8        4.7
  Nonaccrual receivables                                       1.2         4.5        3.0         2.3        4.6
  Accruing receivables past due 90 days or more                2.2         0.0        0.0         0.0        0.0
Net principal charge-offs                                  $37,416     $27,372    $17,807     $12,500    $38,312
As a percentage of average gross receivables:
  Net principal charge-offs                                    7.5%        6.7%       4.2%        5.4%       7.0%
----------------------------------------------------------------------------------------------------------------
BUSINESS CREDIT CARDS -- OWNED
Allowance for receivable losses                            $44,466     $41,169    $33,165     $14,663    $ 6,916
Receivables 90 days or more delinquent                      11,959      13,891      8,530       4,595      3,348
Receivables 30 days or more delinquent                      23,406      28,040     18,512      10,347      7,207
Nonaccrual receivables                                       4,729      19,469     10,140       6,408      7,481
Accruing receivables past due 90 days or more               10,535           0          0           0          0
As a percentage of gross receivables:
  Allowance for receivable losses                             10.0%        9.9%       9.9%        5.3%       4.6%
  Receivables 90 days or more delinquent                       2.7         3.3        2.5         1.7        2.2
  Receivables 30 days or more delinquent                       5.3         6.7        5.5         3.8        4.8
  Nonaccrual receivables                                       1.1         4.7        3.0         2.3        5.0
  Accruing receivables past due 90 days or more                2.4         0.0        0.0         0.0        0.0
Net principal charge-offs                                  $37,400     $27,369    $17,805     $10,103    $10,033
As a percentage of average gross receivables:
  Net principal charge-offs                                    7.9%        7.2%       4.5%        4.8%       6.9%
----------------------------------------------------------------------------------------------------------------

(1) See "Interest and Fee Income on Receivables" in Note 2 to consolidated financial statements for a discussion of the change in income billing practice effective October 1, 2002.

(2) Effective October 1, 2000, business credit card charge-off statistics reflect the adoption of a new charge-off policy for bankruptcies. Bankrupt business credit cards are charged off within a 60-day investigative period after receipt of notification. The previous policy provided a 90-day investigative period. Business credit card principal charge-offs for the year ended December 31, 2000 include a 0.2% acceleration of charge-offs in connection with the adoption of this policy.

SECURITIZATION INCOME

Securitization income was $119.0 million in the year ended December 31, 2002, $108.2 million in the year ended December 31, 2001, and $67.9 million in the year ended December 31, 2000. The increase in securitization income in 2002 as compared to 2001 was due primarily to increased volume of securitized receivables. Securitization income in 2002 was also impacted by a decline in yields on securitized receivables, a decrease in the interest rate earned by note holders, and an increased net charge-off rate on securitized receivables. These fluctuations in yields and rates are similar to those experienced in on-balance sheet business credit card receivables as discussed in the "Interest Income and Expense" and "Provision and Allowance for Receivable Losses" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations. In 2003, we anticipate an increase in the volume of securitized receivables, as a result of anticipated receivables growth, which is expected to result in an increase in securitization income as compared to 2002. The increase in securitization income in 2001 as compared to 2000 was due to increased volume of securitized receivables and increased yields on securitized receivables, partially offset by increased charge-offs on securitized receivables.

  Managed Receivable Data

Performance on a managed receivable portfolio basis is relevant because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables. The following table provides selected information on a managed receivable portfolio basis.

($ IN THOUSANDS)
                                                          2002 (2)        2001          2000
-----------------------------------------------------------------------------------------------
Average business credit card receivables for the year
  ended December 31:
     Owned                                               $  472,103    $  382,262    $  399,692
     Securitized                                          1,727,864     1,490,052       973,025
     Total managed                                        2,199,967     1,872,314     1,372,717
Ending business credit card receivables at December 31:
     Owned                                                  445,083       416,265       335,087
     Securitized                                          2,149,147     1,626,709     1,324,137
     Total managed                                        2,594,230     2,042,974     1,659,224
Ending number of business credit card accounts at
  December 31                                               780,326       682,890       585,836
As a percentage of average managed business credit card
  receivables for the year ended December 31:
     Interest income                                           18.7%         20.3%         19.8%
     Interest expense                                           3.5           5.3           7.0
     Net interest margin                                       15.2          15.0          12.8
     Fee revenues                                               5.6           5.6           5.4
     Risk-adjusted revenues (1)                                12.0          12.9          13.5
As a percentage of managed business credit card
  receivables:
     Receivables 90 days or more delinquent at
           December 31                                          3.1%          3.3%          2.3%
     Receivables 30 days or more delinquent at
           December 31                                          6.1           6.7           5.0
     Nonaccrual receivables at December 31                      1.2           4.0           2.7
     Accruing receivables past due 90 days or more at
           December 31                                          2.8           0.0           0.0
     Net principal charge-offs for the year ended
           December 31                                          8.8           7.7           4.7
===============================================================================================

(1) Risk-adjusted revenues represent net interest margin and fee revenues, less net principal charge-offs.

(2) See "Interest and Fee Income on Receivables" in Note 2 to the consolidated financial statements for a discussion of the change in income billing practice effective October 1, 2002.

SERVICING REVENUES

Servicing revenues were $34.0 million in the year ended December 31, 2002, $29.2 million in the year ended December 31, 2001, and $17.3 million in the year ended December 31, 2000. The increase in servicing revenues in 2002 and 2001 was due to increased volume of securitized business credit card receivables.

OTHER REVENUES

                                                                  YEAR ENDED DECEMBER 31,
                      ($ IN THOUSANDS)                        -------------------------------
                                                                2002        2001       2000
---------------------------------------------------------------------------------------------
Interchange income                                            $ 93,023    $ 80,721    $61,668
Business credit card rewards                                   (12,542)     (8,979)    (3,162)
Cash advance fees                                                3,602       2,547      1,227
Balance transfer fees                                            3,545           0          0
Investment securities gains (losses), net                       (6,169)    (26,227)     5,473
Loss on sale of deposits                                             0      (2,835)         0
Insurance revenues (losses), net and other                       5,693      (3,758)       600
---------------------------------------------------------------------------------------------
Total other revenues, net                                     $ 87,152    $ 41,469    $65,806
=============================================================================================

     Interchange income includes interchange fees on both owned and securitized business credit cards. The increase in interchange income in the years ended December 31, 2002 and 2001 was primarily due to higher purchase volume related to the increase in average managed business credit card accounts and receivables. The average interchange rate was 2.1% in the year ended December 31, 2002, 2.2% in the year ended December 31, 2001 and 2.1% in the year ended December 31, 2000.

     Increases in business credit card rewards in the years ended December 31, 2002 and 2001, were due to the increase in average managed business credit card accounts in the rewards programs and the corresponding purchase activity in those accounts, partially offset by a change in estimate in 2002. In 2002, we revised our estimate of the bonus mile reward liability, including a change in the assumed percentage of cardholders that will ultimately claim rewards from 80% to 70% and a change in the estimated cost of future reward redemptions, based on experience for that program life-to-date. The impact of the change in estimate of the bonus mile reward liability was an approximate $1.9 million increase in other revenues in the year ended December 31, 2002. See Note 19 to the consolidated financial statements. We anticipate that this change in estimate will have a favorable impact on results of operations in future periods, depending on the levels of bonus mile rewards earned by cardholders in those periods.

     Increases in cash advance fees in the years ended December 31, 2002 and 2001 are due to growth in managed business credit card accounts.

     In 2002, our marketing campaigns have included a broader array of competitively-priced offerings and products, including balance transfer promotions, promotional pricing and rewards programs, geared specifically toward attracting more higher credit quality customers. We have experienced an increased volume of balance transfers to cardholder accounts in the year ended December 31, 2002 as compared to 2001 due to these marketing campaigns. In connection with offering promotional pricing on balance transfers, we began assessing balance transfer fees to cardholders in the first quarter of 2002.

     Investment securities gains (losses) include changes in the fair value and realized gains (losses) on venture capital investments. Investment securities gains (losses) in the year ended December 31, 2002 include $6.9 million of net decrease in valuations of venture capital investments, and $0.7 million of realized gains on other investments. Investment securities gains (losses) in the year ended December 31, 2001 include $9.3 million in realized losses on venture capital investments, $19.6 million in decreases in valuations of venture capital investments, and $2.7 million of realized gains on other investments. Investment securities gains (losses) in the year ended December 31, 2000 include $11.4 million in gains on the sale of venture capital investments, $3.7 million of net decrease in valuations of venture capital investments, and $2.2 million of realized losses on other investments.

     In the second quarter of 2001, we sold $389.7 million of deposit liabilities to E*TRADE Bank, a wholly owned subsidiary of E*TRADE Group, Inc., resulting in a $2.8 million loss.

     Insurance revenues (losses), net, and other includes charges of $1.1 million in the year ended December 31, 2002 related to valuation adjustments on other receivables held for sale. In the first quarter of 2001, we successfully negotiated an early termination of our strategic alliance with Progressive Casualty Insurance Company to direct market auto insurance. Insurance revenues, net and other in the year ended December 31, 2001 includes operating results of insurance operations, the impact of the termination of the strategic alliance with Progressive Casualty Insurance Company and $10 million of charges related to the write-off of insurance-related deferred acquisition costs that were unrealizable subsequent to the termination of the auto insurance strategic alliance. Insurance revenues, net and other in the year ended December 31, 2000 includes a charge of approximately $3 million in the insurance business relating to the settlement of a large policy claim.

LOSS ON TRANSFER OF CONSUMER CREDIT CARD BUSINESS

On January 22, 1999, Fleet Financial Group and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court in connection with the transfer of our consumer credit card business in 1998. See Note 11 to the consolidated financial statements. On January 22, 2003, the trial court issued a decision ruling on all but one of the issues that were to be determined at trial, and ordered further briefing on the remaining outstanding issue. In the year ended December 31, 2002, we recognized a $43.0 million pretax charge representing the estimated impact of implementing the court's decisions. This charge was classified in continuing operations as a loss on transfer of consumer credit card business, consistent with the classification of the gain on transfer of consumer credit card business of $541 million in 1998.

OPERATING EXPENSES

                                                                 YEAR ENDED DECEMBER 31,
                     ($ IN THOUSANDS)                        --------------------------------
                                                               2002        2001        2000
---------------------------------------------------------------------------------------------
Salaries and employee benefits                               $ 69,227    $ 59,823    $ 42,499
Amortization of business credit card deferred origination
  costs, net                                                   49,597      39,118      23,961
External processing                                            16,952      15,936      10,213
Professional fees                                              12,818      15,320      18,451
Marketing                                                      11,061      10,574      11,492
Equipment                                                      10,676       8,768       8,101
Occupancy                                                       6,612       5,941       5,852
Credit                                                          5,607       5,419       4,772
Telephone                                                       4,145       2,404       1,811
Postage                                                         3,470       3,304       2,947
Fraud loss                                                      2,896       2,568       1,965
Insurance                                                       2,870       4,607       4,628
Other                                                           5,810       6,404      13,600
---------------------------------------------------------------------------------------------
Total operating expenses                                     $201,741    $180,186    $150,292
=============================================================================================

     Salaries and employee benefits, external processing, equipment, telephone and fraud expense increased in the year ended December 31, 2002 as compared to the year ended December 31, 2001 due primarily to growth in managed business credit card receivables and additional investments in initiatives to strengthen our position as a leading issuer of business credit cards to the small business market. These included initiatives to provide additional value to our existing customers, customer retention activities, development of additional products and services, development of affinity cards and partnership relationships, and enhancement of internet capabilities for servicing our customers. External processing expenses in 2002 also reflect a reduction in the contracted rate for these services that occurred during the first quarter of 2002.

     The increase in amortization of business credit card deferred origination costs, net, in the year ended December 31, 2002 as compared to the year ended December 31, 2001, is attributable to our strategic initiative to selectively attract and retain more higher credit quality customers and the competitive environment for credit card issuers. Amortization of business credit card deferred origination costs in the year ended December 31, 2002 also includes a change in estimate of $1.4 million. Effective July 1, 2002, we refined our estimate of the timing of when accounts are acquired to better match the resulting estimated period of benefit to the amortization of deferred acquisition costs. The impact of this change in estimate in the year ended December 31, 2002 was a decrease in amortization of business credit card deferred origination costs of $1.4 million. See Note 19 to the consolidated financial statements.

     The increase in marketing expense in the year ended December 31, 2002 as compared to the year ended December 31, 2001 also resulted from our strategic initiative to selectively attract and retain more higher credit quality customers and the competitive environment for credit card issuers, partially offset by decreased origination activities in our retail note program as a result of our high liquidity position subsequent to the Mortgage Transaction in 2001.

     Professional fees decreased in the year ended December 31, 2002 as compared to the year ended December 31, 2001 due primarily to a reduction in legal expenses related to the timing of litigation activity. Credit expense increased in the year ended December 31, 2002 as compared to the year ended December 31, 2001 due to growth in the volume of charged-off accounts, partially offset by the shift in the types of recoveries. There was an increase in the proportion of total recoveries collected through sales of pools of charged-off accounts and a decrease in the proportion collected through outsourced individual account recovery efforts.

     The decrease in insurance expense in the year ended December 31, 2002 as compared to 2001 is primarily a result of a decrease in FDIC insurance costs on deposit liabilities. Our FDIC insurance costs decreased due to the significant reduction in our outstanding deposits at Advanta National Bank subsequent to the Mortgage Transaction, and due to a decrease in the insurance assessment rate at Advanta Bank Corp. In addition, insurance expense in the year ended December 31, 2002 includes a $0.4 million reduction of our estimated liability related to worker's compensation insurance.

     Other operating expenses in the year ended December 31, 2002 include a $1.1 million decrease in litigation reserves resulting from a reduction of damages in a jury verdict. See further discussion in Note 11 to the consolidated financial statements. Other operating expenses in the year ended December 31, 2001 include a $2.2 million cash rebate related to prior periods' business credit card processing costs.

     Salaries and employee benefits, amortization of business credit card deferred origination costs, net, external processing and fraud loss expenses increased in the year ended December 31, 2001 as compared to the year ended December 31, 2000 due primarily to growth in managed business credit card receivables. Professional fees decreased by $3.1 million in the year ended December 31, 2001 as compared to the year ended December 31, 2000. The decrease in professional fees was due to consulting costs incurred in 2000 associated with the implementation of our bank regulatory agreements, partially offset by increased legal costs in 2001. The decrease in marketing expenses in the year ended December 31, 2001 as compared to 2000 reflects decreased origination activities in our retail note program as a result of our high liquidity position subsequent to the Mortgage Transaction in the first quarter of 2001. Other expenses in the year ended December 31, 2000 included an increase in litigation reserves of $7.0 million.

UNUSUAL CHARGES

Subsequent to our exit from the mortgage business and discontinuance of our leasing business in the first quarter of 2001, we implemented a plan to restructure our corporate functions to a size commensurate with our ongoing businesses and incurred certain other unusual charges related to employee costs. The restructuring activities had no significant impact on operations while they were ongoing. Due to the termination of employees and the write-off of certain assets no longer used, we expected and realized lower personnel expenses in the support functions in the 12 months following the charges, and expected to realize lower depreciation and amortization expense over the following 5-7 years. These decreases were due to the termination of employees and the write-off or write-down of assets previously deployed in connection with exited businesses. We also expected and realized the elimination of the costs of the contractual commitments associated with exited business products from future operating results over the estimated timeframe of the contracts.

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

     In 1998, in connection with the transfer of our consumer credit card business to Fleet Credit Card LLC, we made major organizational changes to reduce corporate expenses incurred in the past: (1) to support the business contributed to Fleet Credit Card LLC in the transfer of our consumer credit card business, and (2) associated with the business and products no longer being offered or not directly associated with our mortgage, business credit card and leasing units. As of December 31, 2000, the remaining accrual related to charges associated with these organizational changes was $13.0 million. This accrual related to contractual commitments to certain customers, and non-related financial institutions that were providing benefits to those customers, under a product that was no longer offered and for which no future revenues or benefits would be received. A third party assumed the liabilities associated with these commitments in the first quarter of 2001, and we recorded an additional charge relating to the settlement of these commitments of $10.3 million.

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

INCOME TAXES

We reported a pretax loss in the year ended December 31, 2002 as a result of the $43.0 million charge related to the ruling in the litigation associated with the transfer of our consumer credit card business in 1998. See Note 11 to the consolidated financial statements. Since the gain on the transfer of our consumer credit card business in 1998 was not subject to income tax, the $43.0 million charge in 2002 did not result in a tax benefit. As a result, we reported income tax expense from continuing operations of $17.2 million for the year ended December 31, 2002. Our effective tax rate, excluding the $43.0 million charge, was 38.5% for the year ended December 31, 2002.

     We reported a pretax loss in the year ended December 31, 2001 as a result of unusual charges, valuation adjustments on venture capital investments and the loss on the discontinuance of the leasing business in 2001. A valuation allowance was provided against a portion of the resulting deferred tax asset given our pre-existing net operating loss carryforwards and the uncertainty of the realizability of the incremental deferred tax asset, resulting in an effective tax rate of 28% for income from continuing operations for 2001. In the year ended December 31, 2000, we also reported a pretax loss and a valuation allowance was provided against the resulting deferred tax asset, resulting in a 0% effective tax rate.

     At December 31, 2002, net operating loss carryforwards were $636 million, of which $391 million expire in 2018, $29 million expire in 2019, $1 million expire in 2020 and $215 million expire in 2021. We utilized net operating loss carryforwards of $49 million in 2002. Additionally in 2000, $29 million was carried back to prior years. See Note 11 to the consolidated financial statements for a discussion of tax matters currently before the Internal Revenue Service Regional Office of Appeals.

DISCONTINUED OPERATIONS

In the year ended December 31, 2002, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $8.6 million. The components of this loss include a pretax charge of $7.5 million for a litigation settlement related to a mortgage loan servicing agreement termination fee collected in December 2000, a $17.8 million pretax charge primarily related to an increase in our estimated costs of mortgage business-related contingent liabilities, an $11.3 million pretax gain on leasing discontinuance, and a tax benefit of $5.4 million. The $17.8 million charge relates primarily to an increase in our estimated 2002 and future costs of mortgage business-related contingent liabilities in connection with (1) contingent liabilities and litigation costs arising from the operation of the mortgage business prior to the Mortgage Transaction that were not assumed by the buyer, and (2) costs related to Advanta's litigation with Chase Manhattan Mortgage Corporation in connection with the Mortgage Transaction. The change in estimate reflects the legal and consulting fees and other costs that we expect to incur based on current levels of contingent liabilities and expense rates, and considers the status of the discovery process associated with the Mortgage Transaction litigation. The $11.3 million pretax gain on leasing discontinuance represents a revision in the estimated operating results of the leasing segment over the remaining life of the lease portfolio due primarily to favorable credit performance. The leasing portfolio performed favorably as compared to the expectations and assumptions established in 2001. This improvement was the result of successfully obtaining a replacement vendor to service leased equipment for a former leasing vendor that had filed for bankruptcy protection, and operational improvements in the leasing collections area.

     In the year ended December 31, 2001, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $31.6 million. The components of this net loss include a pretax gain on the Mortgage Transaction of $20.8 million, a pretax loss on the discontinuance of our leasing business of $45.0 million, and a tax provision of $7.4 million. The gain on the Mortgage Transaction does not reflect any impact from the post-closing adjustment process that has not yet been completed due to litigation related to the Mortgage Transaction. See Note 11 to the consolidated financial statements. The $45.0 million pretax loss on the discontinuance of the leasing business in 2001 was due to a change in estimate of the operating results of the leasing segment over the remaining life of the lease portfolio. The change in estimate was needed due to an increase in estimated credit losses expected throughout the remaining term of the leasing portfolio based on credit loss experience in 2001. A principal factor contributing to the increased credit losses in 2001 was that one of our former leasing vendors had filed for bankruptcy protection and this vendor's financial problems were impacting its ability to service the leased equipment in a segment of our leasing portfolio. This vendor was unique from our other leasing vendors in that it had a significant servicing relationship with our customers and the equipment under lease provided fee revenue to our customers for usage. Also, our contract with the vendor provided that the vendor would provide a guaranty if the performance of the leases did not meet certain criteria. This guaranty was considered when underwriting the leases.

     We recorded a loss on the discontinuance of our leasing business of $4.3 million, net of tax, effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. Estimated operating results of the leasing business included estimated valuations of retained interests in leasing securitizations, estimated cash flows from on-balance sheet lease receivables, interest expense and operating expenses.

     Loss from discontinued operations, net of tax, was $8.4 million for the period from January 1, 2001 through February 28, 2001, the effective date of the Mortgage Transaction. Loss from discontinued operations, net of tax, was $163.6 million in the year ended December 31, 2000. Loss from discontinued operations in the year ended December 31, 2000 includes charges which were made in response to our regulatory review process, including the implementation of the agreements with the bank regulators that were signed during the second and third quarters of 2000, and changes during the second quarter in the market and the political and regulatory environment for subprime lending. These charges included a pretax reduction in the valuation of Advanta National Bank's retained interests in mortgage securitizations of $214.0 million and an increase in Advanta National Bank's on-balance sheet allowance for receivable losses related to mortgage loans of $22.0 million. These Advanta National Bank charges reduced net income by $236.0 million or $9.31 per combined common diluted share.

     In addition, loss from discontinued operations in the year ended December 31, 2000 includes $20.3 million of pretax charges resulting from changes in valuation assumptions related to retained interests in leasing securitizations, primarily due to higher credit losses associated with certain unprofitable segments of broker originations from prior periods. These charges reduced net income by $20.3 million or $0.80 per combined common diluted share. Loss from discontinued operations in the year ended December 31, 2000 also includes $25.3 million of revenues related to termination fees received under a mortgage servicing agreement.

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

     We are exposed to equity price risk on the equity securities in our investments available for sale portfolio. A significant portion of our equity securities at December 31, 2002 represented venture capital investments. We typically do not attempt to reduce or eliminate the market exposure on equity investments. A 20% adverse change in equity prices would result in an approximate $4.1 million decrease in the fair value of our equity investments as of December 31, 2002. A 20% adverse change would have resulted in an approximate $5.3 million decrease in fair value as of December 31, 2001.

     Financial performance variability as a result of fluctuations in interest rates is commonly called interest rate risk. Interest rate risk generally results from mismatches in the timing of asset and liability repricing (gap risk) and from differences between the repricing indices of assets and liabilities (basis risk). We regularly evaluate our market risk profile and attempt to minimize the impact of interest rate risk on net interest income, securitization income and net income. In managing interest rate risk exposure, we may periodically securitize receivables, sell and purchase assets, alter the mix and term structure of our funding base, change our investment portfolio, or use derivative financial instruments. Derivatives are not used for trading or speculative activities. There were no interest rate swaps or other derivatives outstanding related to continuing operations at December 31, 2002 or 2001.

     Risk exposure levels vary continuously, as changes occur in our asset/liability mix, market interest rates and other factors affecting the timing and magnitude of cash flows. We attempt to analyze the impact of interest rate risk by regularly evaluating the perceived risks inherent in our asset and liability structure, including derivative instruments, if applicable. Computer simulations are used to generate expected financial performance in a variety of interest rate environments. Those results are analyzed to determine if actions need to be taken to mitigate our interest rate risk.

     We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We also measure the effect of interest rate risk on our managed net interest income, which includes net interest income on owned assets and net interest income on securitized receivables. The measurement of managed net interest income in addition to net interest income on owned assets is meaningful because our securitization income fluctuates with yields on securitized receivables and interest rates earned by note holders. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income as compared to a base case scenario. As of December 31, 2002 and 2001, we estimated that our owned net interest income and managed net interest income would change as follows over a twelve-month period:

                                                              2002    2001
--------------------------------------------------------------------------
Estimated percentage increase (decrease) in owned net
  interest income:
  Assuming 200 basis point increase in interest rates          16 %     5 %
  Assuming 200 basis point decrease in interest rates           3 %    (3)%
Estimated percentage increase (decrease) in managed net
  interest income:
  Assuming 200 basis point increase in interest rates          (4)%    (7)%
  Assuming 200 basis point decrease in interest rates           9 %     7 %
--------------------------------------------------------------------------

     Our owned and securitized business credit card receivables include interest rate floors that cause our managed net interest income to rise in the declining rate scenario. Our managed net interest income decreases in a rising rate scenario due to the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts and the variable rate funding of off-balance sheet securitized receivables. Changes in the composition of our balance sheet, the current interest rate environment at December 31, 2002 as compared to December 31, 2001, and a reset of interest rate floors on a significant portion of our business credit cards portfolio during 2002 have also impacted the results of the owned and managed net interest income sensitivity analyses.

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

LIQUIDITY AND CAPITAL RESOURCES

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.'s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to a diversity of funding sources as described below, and had a high level of liquidity at December 31, 2002. At December 31, 2002, we had $332 million of federal funds sold, $177 million of receivables held for sale, and $126 million of investments, which could be sold to generate additional liquidity.

     Components of funding were as follows at December 31:

                                                                    2002               2001
                                                              ----------------   ----------------
($ IN THOUSANDS)                                                AMOUNT      %      AMOUNT      %
-------------------------------------------------------------------------------------------------
Off-balance sheet securitized receivables (1)                 $2,172,266    60%  $1,893,162    56%
Deposits                                                         714,028    19      636,915    19
Debt and other borrowings                                        315,886     9      355,899    11
Capital securities                                               100,000     3      100,000     3
Equity                                                           321,313     9      366,299    11
-------------------------------------------------------------------------------------------------
Total                                                         $3,623,493   100%  $3,352,275   100%
=================================================================================================

(1) Includes both off-balance sheet business credit card receivables and off-balance sheet lease receivables related to discontinued operations. Excludes our ownership interest in the investor principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations or assets of discontinued operations.

     At December 31, 2002, our ratio of equity, including capital securities, to on-balance sheet assets was 25.1% as compared to 28.5% at December 31, 2001. In managing our capital needs, we also consider our ratio of equity to managed assets, since our on-balance sheet assets include retained interests in securitizations that serve as credit enhancement to the investors' interests in the securitized receivables. The ratio of equity, including capital securities, to managed assets was 10.9% at December 31, 2002 as compared to 13.2% at December 31, 2001. We calculate managed assets as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
($ IN THOUSANDS)                                                 2002         2001
-------------------------------------------------------------------------------------
Total on-balance sheet assets                                 $1,681,613   $1,636,680
Off-balance sheet securitized receivables                      2,172,266    1,893,162
-------------------------------------------------------------------------------------
Managed assets                                                $3,853,879   $3,529,842
-------------------------------------------------------------------------------------

  Off-Balance Sheet Securitizations

As shown in the components of funding table above, off-balance sheet securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. These transactions enable us to limit our credit risk in the securitized receivables to the amount of interests retained on-balance sheet. See Note 6 to the consolidated financial statements for key securitization data including income, cash flows and assumptions used in measuring the fair value of our retained interests in securitizations. Our accounting policies related to securitization transactions are discussed in the "Critical Accounting Policies and Estimates" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements.

     We completed one public business credit card securitization in each of 2002 and 2001, and our first two public business credit card securitizations in 2000. These public securitizations enabled us to grow off-balance sheet business credit card receivables as a component of our funding. In addition to the public securitizations, the securitization trust has two non-public series outstanding. The first series, Series 1997-A, provides off-balance sheet funding through a $330 million committed commercial paper conduit facility, through which $330 million of business credit card receivables were securitized at December 31, 2002. The commitment can be withdrawn under certain conditions, similar to the conditions for an early amortization event, as described below, for the other series of the securitization trust. Our commercial paper conduit facility also requires the servicer, Advanta Bank Corp., to meet its minimum regulatory capital requirements. Upon the expiration of $50 million of this commercial paper conduit facility in March 2003 and the remainder of $280 million in June 2003, management expects to obtain the appropriate level of replacement funding under similar terms and conditions. The second non-public series was a securitization completed in 2000.

     The revolving periods for each series of the business credit card securitization trust extend to the following dates:

($ IN THOUSANDS)  INVESTOR PRINCIPAL
                      BALANCE AT       SCHEDULED END OF
                  DECEMBER 31, 2002    REVOLVING PERIOD
-------------------------------------------------------
Series 1997-A          $341,725               June 2003
Series 2000-A           157,068            January 2003
Series 2000-B           600,000              March 2003
Series 2000-C           400,000            January 2005
Series 2001-A           300,000               July 2007
Series 2002-A           300,000          September 2004

     In addition to investor principal balance, our securitized business credit card receivables include billed interest and fees of $50.4 million on those accounts at December 31, 2002.

     When the revolving periods of the series end and they start their expected amortization periods, we will need to replace the funding currently being provided by those series. We expect the $157 million Series 2000-A to complete its amortization period by April 2003 and the $600 million Series 2000-B to complete its amortization period by July 2003. Management expects to replace this funding through a combination of increased deposits and private and public securitization transactions under similar terms and conditions as our current private and public securitizations. However, based on recent trends in market rates for asset-backed securities issued by certain other credit card companies and our recent experience, we expect the costs of our public securitization transactions in 2003 will be higher than what we experienced in 2002.

     The securitization agreements contain conditions that would trigger an early amortization event. An early amortization event would result in the end of the revolving period prior to the expected dates above, which would require us to find an alternate means of funding new receivables generated on existing business credit card accounts. The conditions include the failure to make payments under the terms of the agreement, or the insolvency or other similar event of Advanta Bank Corp. An early amortization event would also be triggered for each individual series if the three-month average excess spread percentage was not maintained at a level greater than 0% for that series. Excess spread represents income-related cash flows on securitized receivables (interest, interchange and fees) net of note holders' interest, servicing fees, and credit losses. At December 31, 2002, our three-month average excess spread was 11%. Based on the current levels of excess spread, our financial condition and other considerations, management believes that it is unlikely that the trust or any individual series will have an early amortization event. The business credit card securitization agreements do not have any provisions or conditions involving the debt rating of Advanta Corp.

  Deposits, Debt, Other Borrowings and Equity

In the first quarter of 2001, we received in excess of $1 billion in cash proceeds from the Mortgage Transaction that resulted in liquidity in excess of the needs of our continuing businesses. We strategically used the proceeds to strengthen Advanta for the future, including a significant reduction in our leverage. In the second quarter of 2001, we sold $389.7 million of our deposit liabilities to E*TRADE Bank, a wholly owned subsidiary of E*TRADE Group, Inc. We also paid off substantially all of our outstanding medium-term notes and reduced our outstanding retail notes. In the year ended December 31, 2001, we reduced debt and deposits by $1.1 billion. Also, Advanta National Bank suspended originations of deposit accounts. Excess liquid assets were held in short-term, high-quality investments earning money market rates until they could be deployed. As a result, we had interest expense in excess of interest income on this excess liquidity that was not included in Advanta Business Cards or venture capital segment results. We do not anticipate that we will incur net interest expense unrelated to the funding of our Advanta Business Cards or venture capital segments in the year ended December 31, 2003 since the excess liquid assets described above have been deployed as of December 31, 2002.

     We continue to offer unsecured debt securities of Advanta Corp., in the form of RediReserve Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer frequently, depending on market conditions and our funding needs. The rates also vary depending on the size of each investment. At December 31, 2002, $316 million of RediReserve Certificates and Investment Notes were outstanding with interest rates ranging from 2.75% to 11.56%.

     In the first quarter of 2001, after consideration of the parent liquidity and the capital requirements for the ongoing business, the Board of Directors of Advanta Corp. authorized management to purchase up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our capital securities, or some combination thereof. In August 2002, the Board of Directors authorized the purchase of up to an additional 1.5 million shares of Advanta Corp. common stock, bringing the total authorization to up to 3.0 million shares. We intend to continue to make purchases modestly and when we believe it is prudent to do so while we analyze evolving capital requirements. During the year ended December 31, 2001, we repurchased 693,300 shares of our Class B Common Stock. In the year ended December 31, 2002, we repurchased 1,554,759 shares of our Class B Common Stock.

     Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to the Mortgage Transaction in the first quarter of 2001. Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our liquidity or capital resources based on our current expectations regarding the ultimate resolutions of these actions and amounts held in escrow in connection with certain litigation. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that the estimated cash flow related to these proceedings may change or that actual results will differ from our estimates.

     The following tables detail the composition of the deposit base and the composition of debt and other borrowings at year end for each of the past five years.

COMPOSITION OF DEPOSIT BASE

($ IN MILLIONS)                                                AS OF DECEMBER 31,
                                 ------------------------------------------------------------------------------
                                     2002           2001            2000             1999             1998
                                 ------------   ------------   --------------   --------------   --------------
                                 AMOUNT    %    AMOUNT    %     AMOUNT     %     AMOUNT     %     AMOUNT     %
---------------------------------------------------------------------------------------------------------------
Demand deposits                  $  6.6     1%  $  6.5     1%  $    4.6     0%  $    5.8     0%  $    4.3     0%
Money market savings                2.3     0      3.5     1       64.0     5      242.4    16      181.5    10
Time deposits of $100,000 or
  less                            441.6    62    389.9    61      916.9    68    1,046.6    69    1,445.8    83
Time deposits of more than
  $100,000                        263.5    37    237.0    37      361.5    27      217.6    15      118.2     7
---------------------------------------------------------------------------------------------------------------
Total deposits                   $714.0   100%  $636.9   100%  $1,347.0   100%  $1,512.4   100%  $1,749.8   100%
===============================================================================================================

COMPOSITION OF DEBT AND OTHER BORROWINGS

($ IN MILLIONS)                                                AS OF DECEMBER 31,
                                  ----------------------------------------------------------------------------
                                      2002           2001           2000            1999             1998
                                  ------------   ------------   ------------   --------------   --------------
                                  AMOUNT    %    AMOUNT    %    AMOUNT    %     AMOUNT     %     AMOUNT     %
--------------------------------------------------------------------------------------------------------------
Subordinated retail notes and
  certificates                    $  0.0     0%  $  0.6     0%  $  0.7     0%  $    1.0     0%  $    1.5     0%
Senior retail notes and
  certificates                     315.8   100    322.8    91    404.2    53      234.4    21      145.6    14
Medium-term bank notes               0.0     0      0.0     0      3.4     1        7.3     0        7.3     1
Medium-term notes                    0.0     0      0.2     0    343.6    45      538.0    48      866.5    83
Value notes                          0.0     0      0.0     0      3.3     0        7.8     1        9.3     1
Term fed funds, fed funds
  purchased and FHLB advances        0.0     0      0.0     0      0.0     0      220.0    20        0.0     0
Securities sold under agreements
  to repurchase                      0.0     0     32.3     9      0.0     0      104.2     9        0.0     0
Other borrowings                     0.0     0      0.0     0      4.3     1        9.0     1       17.8     1
--------------------------------------------------------------------------------------------------------------
Total debt and other borrowings   $315.8   100%  $355.9   100%  $759.5   100%  $1,121.7   100%  $1,048.0   100%
==============================================================================================================

  Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2002 by period. The table does not include purchase obligations, representing agreements with minimum or fixed terms to purchase goods or services in the ordinary course of business. We expect that purchase obligations will be funded with operating cash flows and that they will not have a material impact on our liquidity or capital resources.

($ IN THOUSANDS)                                            PAYMENTS DUE BY PERIOD
                                            -------------------------------------------------------
                                                          LESS THAN
                                                         OR EQUAL TO     2-3        4-5     AFTER 5
                                              TOTAL        1 YEAR       YEARS      YEARS     YEARS
---------------------------------------------------------------------------------------------------
Time deposits                               $  705,087    $486,874     $218,083   $   130    $  0
Debt and other borrowings                      315,886     206,897       79,149    29,840       0
Operating leases                                12,869       5,138        7,023       659      49
---------------------------------------------------------------------------------------------------
Total                                       $1,033,842    $698,909     $304,255   $30,629    $ 49
===================================================================================================

     Management expects to fund our deposit and debt obligations with replacement deposits or debt having similar terms and conditions. We expect to fund commitments related to operating leases with operating cash flows.

     In addition to these obligations, we have commitments to extend credit to our business credit card customers, representing unused lines of credit, of $6.1 billion at December 31, 2002 and $4.6 billion at December 31, 2001. Lines of credit on our customers' business credit cards totaled $8.6 billion at December 31, 2002 and $6.6 billion at December 31, 2001. We believe that our customers' utilization of their lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date. We expect to fund the commitments to extend credit with the various components of funding described above, similar to the funding of other new receivables.

  Regulatory Agreements and Restrictions at Subsidiaries

Advanta Bank Corp. and Advanta National Bank are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. See "Part I -- Government Regulation."

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

     In 2000, Advanta National Bank also reached agreements with its bank regulatory agency, primarily relating to the bank's subprime lending operations. The agreements established temporary asset growth limits at Advanta National Bank, imposed restrictions on taking brokered deposits and required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards. In 2001, Advanta National Bank entered into an additional agreement with its regulatory agency regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction, and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to 12.7% for Tier 1 and total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement prohibits the payment of dividends by Advanta National Bank without prior regulatory approval. Management believes that Advanta National Bank was in compliance with its regulatory agreements at December 31, 2002.

     At December 31, 2002, Advanta Bank Corp.'s combined total capital ratio (combined Tier I and Tier II capital) was 18.46%, and Advanta National Bank's combined total capital ratio was 23.13%. At December 31, 2001, Advanta Bank Corp.'s combined total capital ratio was 18.80%, and Advanta National Bank's combined total capital ratio was 23.34%. In each case, Advanta Bank Corp. and Advanta National Bank had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of its agreement with its regulatory agency, even though it has achieved the higher imposed capital ratios required by the agreement.

     Total stockholders' equity of our banking and insurance affiliates was $280 million at December 31, 2002, of which $226 million was restricted. At January 1, 2003, $54.6 million of stockholders' equity of our bank and insurance affiliates was available for payment of cash dividends in 2003 under applicable regulatory guidelines without prior regulatory approval.

     In addition to dividend restrictions at banking subsidiaries, certain non-bank subsidiaries are subject to minimum equity requirements as part of securitization or other agreements. The total minimum equity requirement of non-bank subsidiaries was $10 million at December 31, 2002. At December 31, 2002, the non-bank subsidiaries were in compliance with these minimum equity requirements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- ASSET/LIABILITY MANAGEMENT."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                             ------------------------
                                                                 2002          2001
--------------------------------------------------------------------------------------
ASSETS
Cash                                                          $   14,834    $   20,952
Federal funds sold                                               332,257       229,889
Restricted interest-bearing deposits                              79,449       113,956
Investments available for sale                                   171,222       246,679
Receivables, net:
  Held for sale                                                  177,065       202,612
  Other                                                          278,282       220,795
                                                              ------------------------
Total receivables, net                                           455,347       423,407
Accounts receivable from securitizations                         198,238       168,983
Premises and equipment (at cost, less accumulated
  depreciation of $26,959 in 2002 and $21,677 in 2001)            25,496        25,722
Other assets                                                     277,658       264,689
Assets of discontinued operations, net                           127,112       142,403
--------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $1,681,613    $1,636,680
======================================================================================
LIABILITIES
Deposits:
  Noninterest-bearing                                         $    6,561    $    6,500
  Interest-bearing                                               707,467       630,415
                                                              ------------------------
Total deposits                                                   714,028       636,915
Debt                                                             315,886       323,582
Other borrowings                                                       0        32,317
Other liabilities                                                230,386       177,567
--------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              1,260,300     1,170,381
--------------------------------------------------------------------------------------

Commitments and contingencies

Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely subordinated
  debentures of Advanta Corp.                                    100,000       100,000

STOCKHOLDERS' EQUITY
Class A preferred stock, $1,000 par value;
  Authorized, issued and outstanding -- 1,010 shares in 2002
     and 2001                                                      1,010         1,010
Class A voting common stock, $.01 par value;
  Authorized -- 200,000,000 shares; Issued -- 10,041,017
  shares in 2002 and 2001                                            100           100
Class B non-voting common stock, $.01 par value;
  Authorized -- 200,000,000 shares; Issued -- 20,326,289
     shares in 2002 and 17,939,639 shares in 2001                    204           179
Additional paid-in capital                                       243,910       223,362
Deferred compensation                                            (17,837)          (64)
Unearned ESOP shares                                             (10,831)      (11,295)
Accumulated other comprehensive income                               186         1,259
Retained earnings                                                147,205       179,370
  Less: Treasury stock at cost, 2,896,112 Class B common
     shares in 2002 and 1,348,079 Class B common shares in
     2001                                                        (42,634)      (27,622)
--------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                       321,313       366,299
--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $1,681,613    $1,636,680
======================================================================================

See Notes to Consolidated Financial Statements.

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

                                                                   YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         ---------------------------------
                                                                2002        2001        2000
-----------------------------------------------------------------------------------------------
INTEREST INCOME:
  Receivables                                                 $ 82,720    $ 77,799    $  78,506
  Investments                                                   10,226      40,052       57,594
  Other interest income                                         10,658      10,084        6,048
-----------------------------------------------------------------------------------------------
    Total interest income                                      103,604     127,935      142,148
INTEREST EXPENSE:
  Deposits                                                      23,825      43,968       53,201
  Debt                                                          23,696      37,658       29,369
  Other borrowings                                                  59         844        3,938
-----------------------------------------------------------------------------------------------
    Total interest expense                                      47,580      82,470       86,508
-----------------------------------------------------------------------------------------------
Net interest income                                             56,024      45,465       55,640
Provision for credit losses                                     40,906      35,976       36,309
-----------------------------------------------------------------------------------------------
Net interest income after provision for credit losses           15,118       9,489       19,331
NONINTEREST REVENUES:
  Securitization income                                        118,976     108,186       67,917
  Servicing revenues                                            33,973      29,221       17,310
  Other revenues, net                                           87,152      41,469       65,806
  Loss on transfer of consumer credit card business (See
    Note 11)                                                   (43,000)          0            0
-----------------------------------------------------------------------------------------------
    Total noninterest revenues                                 197,101     178,876      151,033
EXPENSES:
  Operating expenses                                           201,741     180,186      150,292
  Minority interest in income of consolidated subsidiary         8,880       8,880        8,880
  Unusual charges                                                    0      41,750            0
-----------------------------------------------------------------------------------------------
    Total expenses                                             210,621     230,816      159,172
-----------------------------------------------------------------------------------------------
Income (loss) before income taxes                                1,598     (42,451)      11,192
Income tax expense (benefit)                                    17,170     (11,995)           0
-----------------------------------------------------------------------------------------------
Income (loss) from continuing operations                       (15,572)    (30,456)      11,192
Loss from discontinued operations, net of tax                        0      (8,438)    (163,578)
Loss, net, on discontinuance of mortgage and leasing
  businesses, net of tax                                        (8,610)    (31,639)      (4,298)
-----------------------------------------------------------------------------------------------
NET LOSS                                                      $(24,182)   $(70,533)   $(156,684)
===============================================================================================
Basic income (loss) from continuing operations per common
  share
  Class A                                                     $  (0.69)   $  (1.23)   $    0.39
  Class B                                                        (0.59)      (1.17)        0.47
  Combined                                                       (0.63)      (1.19)        0.44
-----------------------------------------------------------------------------------------------
Diluted income (loss) from continuing operations per common
  share
  Class A                                                     $  (0.69)   $  (1.23)   $    0.39
  Class B                                                        (0.59)      (1.17)        0.46
  Combined                                                       (0.63)      (1.19)        0.44
-----------------------------------------------------------------------------------------------
Basic net loss per common share
  Class A                                                     $  (1.03)   $  (2.79)   $   (6.28)
  Class B                                                        (0.94)      (2.73)       (6.21)
  Combined                                                       (0.97)      (2.75)       (6.24)
-----------------------------------------------------------------------------------------------
Diluted net loss per common share
  Class A                                                     $  (1.03)   $  (2.79)   $   (6.23)
  Class B                                                        (0.94)      (2.73)       (6.16)
  Combined                                                       (0.97)      (2.75)       (6.19)
-----------------------------------------------------------------------------------------------
Basic weighted average common shares outstanding
  Class A                                                        9,152       9,101        9,110
  Class B                                                       15,909      16,581       16,033
  Combined                                                      25,061      25,682       25,143
-----------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding
  Class A                                                        9,152       9,101        9,149
  Class B                                                       15,909      16,581       16,202
  Combined                                                      25,061      25,682       25,351
-----------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

($ IN THOUSANDS)

                                     ----------------------------------------------------------

                                     COMPREHENSIVE    CLASS A    CLASS A   CLASS B   ADDITIONAL
                                        INCOME       PREFERRED   COMMON    COMMON     PAID-IN
                                        (LOSS)         STOCK      STOCK     STOCK     CAPITAL
-----------------------------------------------------------------------------------------------
Balance at Dec. 31, 1999                              $1,010      $105      $182      $232,585
Net loss                               $(156,684)
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $(5,111)                                9,492
                                       ---------
Comprehensive loss                     $(147,192)
                                       =========
Preferred and common cash dividends
 declared
Exercise of stock options                                                                  155
Issuance of restricted stock                                                   2         2,545
Amortization of deferred
 compensation
Forfeitures of restricted stock                                     (1)       (4)       (6,455)
Retirement of treasury stock                                        (4)       (4)       (8,496)
ESOP shares committed to be
 released                                                                                   37
-----------------------------------------------------------------------------------------------
Balance at Dec. 31, 2000                              $1,010      $100      $176      $220,371
Net loss                               $ (70,533)
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $(1,379)                                2,561
                                       ---------
Comprehensive loss                     $ (67,972)
                                       =========
Preferred and common cash dividends
 declared
Exercise of stock options                                                      4         3,476
Stock option exchange for stock and
 restricted stock tender offer                                                             934
Modification of stock options                                                            1,966
Issuance of restricted stock                                                   1           720
Amortization of deferred
 compensation
Forfeitures of restricted stock                                               (2)       (4,118)
Stock buyback
ESOP shares committed to be
 released                                                                                   13
-----------------------------------------------------------------------------------------------
Balance at Dec. 31, 2001                              $1,010      $100      $179      $223,362
Net loss                               $ (24,182)
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $577                                   (1,073)
                                       ---------
Comprehensive loss                     $ (25,255)
                                       =========
Preferred and common cash dividends
 declared
Exercise of stock options                                                      1           362
Stock option exchange program stock
 distribution
Issuance of restricted stock                                                  28        22,529
Amortization of deferred
 compensation
Forfeitures of restricted stock                                               (4)       (2,275)
Stock buyback
ESOP shares committed to be
 released                                                                                  (68)
-----------------------------------------------------------------------------------------------
Balance at Dec. 31, 2002                              $1,010      $100      $204      $243,910
===============================================================================================

                                     ---------------------------------------------------------------------
                                       DEFERRED     ACCUMULATED
                                     COMPENSATION      OTHER                                     TOTAL
                                      & UNEARNED   COMPREHENSIVE     RETAINED      TREASURY  STOCKHOLDERS'
                                     ESOP SHARES   INCOME (LOSS)     EARNINGS       STOCK       EQUITY
---------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1999               $(28,729)     $(10,794)       $ 421,741     $(26,469)   $ 589,631
Net loss                                                              (156,684)                 (156,684)
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $(5,111)                                             9,492                                      9,492
Comprehensive loss
Preferred and common cash dividends
 declared                                                               (7,495)                   (7,495)
Exercise of stock options                                                                            155
Issuance of restricted stock             (2,547)                                                       0
Amortization of deferred
 compensation                             5,348                                                    5,348
Forfeitures of restricted stock           6,460                                                        0
Retirement of treasury stock                                                          8,504            0
ESOP shares committed to be
 released                                   418                                                      455
---------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2000               $(19,050)     $ (1,302)       $ 257,562     $(17,965)   $ 440,902
Net loss                                                               (70,533)                  (70,533)
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $(1,379)                                             2,561                                      2,561
Comprehensive loss
Preferred and common cash dividends
 declared                                                               (7,659)                   (7,659)
Exercise of stock options                                                                          3,480
Stock option exchange for stock and
 restricted stock tender offer              618                                      (2,152)        (600)
Modification of stock options                                                                      1,966
Issuance of restricted stock               (721)                                                       0
Amortization of deferred
 compensation                             3,256                                                    3,256
Forfeitures of restricted stock           4,120                                                        0
Stock buyback                                                                        (7,505)      (7,505)
ESOP shares committed to be
 released                                   418                                                      431
---------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2001               $(11,359)     $  1,259        $ 179,370     $(27,622)   $ 366,299
Net loss                                                               (24,182)                  (24,182)
Other comprehensive income (loss):
 Change in unrealized appreciation
   (depreciation) of investments,
   net of tax benefit (expense) of
   $577                                                (1,073)                                    (1,073)
Comprehensive loss
Preferred and common cash dividends
 declared                                                               (7,983)                   (7,983)
Exercise of stock options                                                                            363
Stock option exchange program stock
 distribution                                                                           542          542
Issuance of restricted stock            (22,557)                                                       0
Amortization of deferred
 compensation                             2,842                                                    2,842
Forfeitures of restricted stock           1,941                                                     (338)
Stock buyback                                                                       (15,554)     (15,554)
ESOP shares committed to be
 released                                   465                                                      397
---------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2002               $(28,668)     $    186        $ 147,205     $(42,634)   $ 321,313
=========================================================================================================

See Notes to Consolidated Financial Statements.

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                      ($ IN THOUSANDS)                           2002           2001            2000
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES -- CONTINUING OPERATIONS
Net loss                                                      $   (24,182)   $   (70,533)   $   (156,684)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Loss from discontinued operations, net of tax                       0          8,438         163,578
    Loss, net, on discontinuance of mortgage and leasing
      businesses, net of tax                                        8,610         31,639           4,298
    Investment securities (gains) losses                            6,169         26,227          (5,473)
    Valuation adjustments on other receivables held for sale        1,085              0               0
    Loss on sale of deposits                                            0          2,835               0
    Depreciation                                                    8,479          7,959           9,294
    Provision for credit losses                                    40,906         35,976          36,309
    Provision for interest and fee losses                           6,889          4,404           2,293
    Change in deferred origination costs, net of deferred
      fees                                                         (9,910)        (6,556)         (6,252)
    Change in receivables held for sale                          (466,364)      (320,896)       (509,989)
    Proceeds from sale of receivables held for sale               494,486        272,549         512,619
    Change in accounts receivable from securitizations            (29,255)       (34,465)        (69,195)
    Change in other assets and other liabilities                   60,468        (11,888)         25,829
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                97,381        (54,311)          6,627
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES -- CONTINUING OPERATIONS
    Change in federal funds sold and restricted
      interest-bearing deposits                                   (67,861)      (219,863)         50,454
    Purchase of investments available for sale                   (503,723)    (1,144,064)     (1,826,620)
    Proceeds from sales of investments available for sale         465,520        896,016         937,617
    Proceeds from maturing investments available for sale         105,840        737,874         899,286
    Change in receivables not held for sale                       (99,032)       (68,593)        (76,623)
    Purchases of premises and equipment, net                       (8,253)        (7,698)        (18,273)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities              (107,509)       193,672         (34,159)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES -- CONTINUING OPERATIONS
    Change in demand and savings deposits                          (1,068)        (8,055)       (179,542)
    Proceeds from issuance of time deposits                       412,170        724,665       1,325,125
    Payments for maturing time deposits                          (343,447)    (1,044,640)     (1,310,966)
    Payments for sale of deposits and related accrued
      interest                                                          0       (392,511)              0
    Proceeds from issuance of debt                                111,515        182,975         256,098
    Payments on redemption of debt                               (141,910)      (614,577)       (289,422)
    Change in other borrowings                                    (32,317)        28,028        (328,877)
    Proceeds from exercise of stock options                           363          3,480             155
    Cash dividends paid                                            (7,983)        (7,659)         (7,495)
    Stock buyback                                                 (15,554)        (7,505)              0
--------------------------------------------------------------------------------------------------------
Net cash used in financing activities                             (18,231)    (1,135,799)       (534,924)
--------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS
    Proceeds from the exit of our mortgage business                     0      1,093,975               0
    Other cash provided by (used in) operating activities          22,241        (78,301)        312,668
                                                              -----------    -----------    ------------
    Net cash provided by operating activities                      22,241      1,015,674         312,668
    Net cash provided by investing activities                           0              0         322,155
    Net cash used in financing activities                               0              0         (76,435)
--------------------------------------------------------------------------------------------------------
Net cash provided by discontinued operations                       22,241      1,015,674         558,388
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                    (6,118)        19,236          (4,068)
Cash at beginning of year                                          20,952          1,716           5,784
========================================================================================================
Cash at end of year                                           $    14,834    $    20,952    $      1,716
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

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Advanta is a highly focused financial services company serving the small business market. We leverage direct marketing and information based expertise to identify potential customers and new target markets and to provide a high level of service tailored to the unique needs of small businesses. We have been providing innovative financial products and solutions since 1951. Our primary business segment is Advanta Business Cards, one of the nation's largest issuers of business credit cards to small businesses. In addition to our business credit card lending business, we have venture capital investments. We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. Our banks are able to offer a variety of deposit products, such as retail and large denomination certificates of deposit and money market savings accounts, that are insured by the Federal Deposit Insurance Corporation (the "FDIC"). Advanta Business Cards is primarily funded and operated through Advanta Bank Corp. At December 31, 2002, we serviced approximately 780,000 business credit card customers and managed business credit card receivables of $2.6 billion.

     Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we completed our exit from the mortgage business, Advanta Mortgage, through a purchase and sale agreement with Chase Manhattan Mortgage Corporation as buyer (the "Mortgage Transaction"), announced the discontinuance of our leasing business, and restructured our corporate functions to a size commensurate with our ongoing businesses. The mortgage and equipment leasing businesses represented 26% of our customers and 84% of our managed receivables at December 31, 2000. We are continuing to service the existing leasing portfolio rather than sell the business or the portfolio. The results of the mortgage and leasing businesses are reported as discontinued operations in all periods presented. The results of our ongoing businesses are reported as continuing operations for all periods presented.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the accounting for the fair value of venture capital investments, allowance for receivable losses, securitization income, business credit card rewards programs, litigation contingencies, income taxes, and discontinued operations.

INVESTMENTS AVAILABLE FOR SALE

Investments available for sale include securities that we sell from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at fair value and unrealized gains and losses on these securities are reported in other comprehensive income, net of income taxes. The fair values of investments available for sale are based on quoted market prices, dealer quotes or estimates using quoted market prices for similar securities. Declines in the fair value of investments available for sale below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses. There were no declines in the fair value of investments available for sale below their cost that were deemed to be other than temporary at December 31, 2002 or 2001.

     Investments of our venture capital segment are included in investments available for sale and are carried at estimated fair value. We primarily invest in privately held companies, including early stage companies. The fair values of these equity investments are subject to significant volatility. Our investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. These investments are inherently risky as the market for the technologies or products the investees have under development may never materialize. Management makes fair value determinations based on quoted market prices, when available, and considers the investees' financial results, conditions and prospects, values of comparable companies and market liquidity, when market prices are not available. In accordance with the specialized industry accounting principles of venture capital investment companies, the unrealized and realized gains and losses on these investments are included in other revenues rather than other comprehensive income and the equity method of accounting for investments is not applied.

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

ALLOWANCE FOR RECEIVABLE LOSSES

The allowance for receivable losses is established as losses are estimated to have occurred through provisions charged to earnings. Business credit card receivables are comprised of principal amounts due from cardholders for purchase activities and cash advances, and amounts due from cardholders relating to billed interest and fees. Provisions for credit losses, representing the portion of receivable losses attributable to principal, are reported separately on the consolidated income statements. Provisions for interest and fee receivable losses are recorded as direct reductions to interest and fee income as described below in "Interest and Fee Income on Receivables." The allowance for receivable losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of receivables in light of historical experience by loan type, the nature and volume of the receivable portfolio, adverse situations that may affect the borrowers' ability to repay and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Since our receivable portfolio is comprised of large groups of smaller balance homogeneous loans, we generally evaluate each group collectively for impairment through the use of a migration analysis as well as the consideration of other factors that may indicate loss. Accordingly, we do not separately identify individual loans for impairment disclosures.

     Losses are charged against the allowance for receivable losses when management believes the uncollectibility of a receivable balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for receivable losses. Our charge-off policy for business credit card accounts is to charge off an unpaid receivable in the month the account becomes 180 days contractually delinquent. Business credit card accounts suspected of being fraudulent are charged off after a 90-day investigative period, unless our investigation shows no evidence of fraud. Effective October 1, 2000, bankrupt business credit cards are charged off within a 60-day investigative period after receipt of bankruptcy notification. The previous policy provided a 90-day investigative period. If customers declare hardship or enter credit counseling, we charge off affected accounts in the month the account becomes 120 days contractually delinquent.

INTEREST AND FEE INCOME ON RECEIVABLES

Interest income is accrued on the unpaid balance of receivables. Interest income includes late fees billed on business credit card receivables. Fee income is recognized when billed to the cardholder, with the exception of origination fees as discussed in "Origination Costs and Fees" below. Prior to October 1, 2002, the billing and recognition of interest and fees was discontinued when the related receivable became 90 days past due or upon notification of fraud, bankruptcy, death, hardship or credit counseling. Effective October 1, 2002, we continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses. The billing and recognition of interest and fees on fraudulent, bankrupt, deceased, hardship and credit counseling accounts is still discontinued upon receipt of notification of these events. Provisions for interest and fee losses are recorded as direct reductions to interest and fee income. The accrued interest and fee portion of charged-off receivables is charged against the allowance for receivable losses. All subsequent recoveries of charged-off receivables are classified as principal recoveries, since any amounts related to accrued interest and fees are de minimus.

ORIGINATION COSTS AND FEES

We engage an unrelated third party to solicit and originate business credit card account relationships. Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over the privilege period of one year. These costs represent the cost of acquiring business credit card account relationships, and the net amortization is included in operating expenses.

SECURITIZATION ACTIVITIES

A significant portion of our funding for Advanta Business Cards is through off-balance sheet business credit card securitizations using a securitization trust. The securitization trust was created to hold the collateral (the securitized receivables) and issue debt to investors. The securitization trust is a qualifying special-purpose entity as defined by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125," and therefore, is not consolidated as part of Advanta Corp.'s consolidated financial statements. We do not provide any guarantee of the debt issued by the special-purpose entity and our recourse in the transactions is limited to the value of our interests in securitizations that serve as credit enhancement to the investors' interests in the securitized receivables.

     We sell business credit card receivables through securitizations with servicing retained. When we securitize receivables, we surrender control over the transferred assets and account for the transaction as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. We allocate the previous carrying amount of the securitized receivables between the assets sold and the retained interests, based on their relative estimated fair values at the date of sale. Securitization income is recognized at the time of the sale, equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. During the revolving period of each business credit card securitization, securitization income is recorded representing estimated gains on the sale of new receivables to the securitization trust on a continuous basis to replenish the investors' interest in securitized receivables that have been repaid by the business credit card account holders. Fair value estimates used in the recognition of securitization income require assumptions of payment, default and interest rates. To the extent actual results are different than those estimates, the impact is recognized in securitization income.

     On a monthly basis, income-related cash flows on securitized receivables (interest, interchange and fees) are used to pay note holders' interest and servicing fees, and any excess cash flow serves as credit enhancement to cover credit losses in that month.

ACCOUNTS RECEIVABLE FROM SECURITIZATIONS

Accounts receivable from securitizations include retained interests in securitizations, accrued interest and fees on securitized receivables, amounts due from the trust for the purchase of new loan receivables during the revolving period, and amounts due from the trust for one month's servicing fee and one month's income-related cash flows in excess of that month's note holders' interest, servicing fees and credit losses.

     Retained interests in securitizations include restricted cash reserve accounts, retained interest-only strips and subordinated trust assets related to securitizations. Subordinated trust assets represent an ownership interest in the securitized receivables that is subordinated to the other investors' interests. Retained interests in securitizations serve as credit enhancement to the investors' interests in the securitized receivables. We account for retained interests in securitizations as trading securities. These assets are carried at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income.

     We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis when quoted market prices are not available. The cash flows of the retained interest-only strip are estimated as the excess of the weighted average interest yield on each pool of the receivables sold over the sum of the interest rate earned by the note holder, the servicing fee and an estimate of future credit losses over the life of the existing receivables. Cash flows are discounted from the date the cash is expected to become available to us (the "cash-out" method). These cash flows are projected over the life of the receivables using payment, default, and interest rate assumptions that management believes would be used by market participants for similar financial instruments subject to prepayment, credit and interest rate risk. The cash flows are discounted using an interest rate that management believes a purchaser unrelated to the seller of the financial instrument would demand. The discounted cash flow analysis is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Interest income is recognized over the life of the retained interests in securitizations using the discount rate used in the valuation.

     Accrued interest and fees on securitized receivables are reduced by an allowance for amounts estimated to be uncollectible. The allowance is estimated using the same methodology as that used for on-balance sheet receivables that is described above in "Allowance for Receivable Losses" and "Interest and Fee Income on Receivables." Provisions for interest and fee losses on securitized receivables are recorded as a reduction of securitization income.

SERVICING RIGHTS

Servicing assets associated with business credit card securitization transactions are not recognized as the benefits of servicing are not expected to be more or less than adequate compensation for performing the servicing.

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

INTANGIBLE ASSETS

In the fourth quarter of 2002, we purchased rights to host an annual sporting event that will be held in the Philadelphia area, to raise awareness of Advanta's involvement in the local community, for $3 million. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," this intangible asset was initially recorded at fair value. We determined that the intangible asset has an indefinite useful life, and therefore no amortization was recorded. It will be tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

BUSINESS CREDIT CARD REWARDS PROGRAMS

We offer bonus mile and cash-back reward programs with certain of our business credit cards. Eligible cardholders earn bonus miles for air travel or up to 2% cash-back rewards based on net purchases charged on their business credit card account. The costs of future reward redemptions are estimated and a liability is recorded at the time bonus miles or cash-back rewards are earned by the cardholder. The estimated costs of future reward redemptions are classified as a reduction of other revenues in the consolidated income statements. Estimates of costs of future reward redemptions include an assumption regarding the percentage of cardholders that will redeem the rewards and vary depending on the structure of the rewards program. It is reasonably possible that actual results will differ from our estimates or that our estimated liability for these programs may change.

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

DERIVATIVE FINANCIAL INSTRUMENTS

We may use derivative financial instruments as part of our risk management strategy to reduce interest rate risk. Derivatives are not used for trading or speculative activities. We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133," on January 1, 2001. The adoption of SFAS No. 133 and No. 138 had no impact on income from continuing operations and was not material to income from discontinued operations.

     Effective January 1, 2001, we recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we may designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment, (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. All derivatives used in continuing operations in the year ended December 31, 2001 were designated as fair value hedges. There were no derivatives designated as fair value hedges in the year ended December 31, 2002. There were also no derivatives designated as cash flow hedges or net investment hedges in the years ended December 31, 2002 or 2001.

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

INTERCHANGE INCOME

Interchange income represents fees paid to us by merchant banks through the interchange network based on the purchase activity of our cardholders as partial compensation for taking credit risk, absorbing fraud losses and funding credit card receivables for a limited period prior to initial billing. Interchange income includes interchange fees on both owned and securitized business credit cards.

INSURANCE

Insurance premiums, net of commission expenses, on credit life, disability and unemployment policies, are earned monthly based upon the outstanding balance of the underlying receivables. Acquisition costs are deferred and amortized over the period the related premiums or commissions will be earned in order to match the expense with the anticipated revenue. Insurance loss reserves are based on estimated settlement amounts for reported losses, incurred but not reported losses and loss adjustment expenses.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," defines a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it permits entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue with the accounting methodology in Opinion No. 25 and, as a result, have provided pro forma disclosures of compensation expense for stock option plans, net of related tax effects, net income (loss) and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for these plans been determined using the fair value method, our compensation expense for stock option plans, net of related tax effects, net income (loss) and net income (loss) per common share would have changed to the following pro forma amounts:

                                                              2002        2001        2000
---------------------------------------------------------------------------------------------
Compensation expense for stock option plans,
  net of related tax effects
  As reported                                               $      0    $      0    $       0
  Pro forma                                                    3,114       4,335        6,544
Net loss
  As reported                                               $(24,182)   $(70,533)   $(156,684)
  Pro forma                                                  (27,296)    (74,868)    (163,228)
Basic net loss per common share
  As reported
     Class A                                                $  (1.03)   $  (2.79)   $   (6.28)
     Class B                                                   (0.94)      (2.73)       (6.21)
     Combined                                                  (0.97)      (2.75)       (6.24)

                                                              2002        2001        2000
---------------------------------------------------------------------------------------------
  Pro forma
     Class A                                                $  (1.16)   $  (2.96)   $   (6.54)
     Class B                                                   (1.06)      (2.90)       (6.47)
     Combined                                                  (1.09)      (2.92)       (6.50)
Diluted net loss per common share
  As reported
     Class A                                                $  (1.03)   $  (2.79)   $   (6.23)
     Class B                                                   (0.94)      (2.73)       (6.16)
     Combined                                                  (0.97)      (2.75)       (6.19)
  Pro forma
     Class A                                                $  (1.16)   $  (2.96)   $   (6.49)
     Class B                                                   (1.06)      (2.90)       (6.42)
     Combined                                                  (1.09)      (2.92)       (6.44)
=============================================================================================

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

                                                             2002         2001        2000
---------------------------------------------------------------------------------------------
Dividend yield                                                4%           3%          4%
Expected life (in years)                                       7           7            7
Expected volatility                                           58%         56%          50%
Risk-free interest rate                                      4.4%         4.6%        5.9%
=============================================================================================

INCOME TAXES

Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, we determine the net deferred tax asset or liability based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In establishing the valuation allowance, we consider (1) estimates of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. This analysis is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in estimate of deferred tax asset realizability, if applicable, are included in income tax expense (benefit) on the consolidated income statements.

DISCONTINUED OPERATIONS

Our exit from the mortgage business and discontinuance of the leasing business represent the disposal of business segments following Accounting Principles Board ("APB") Opinion No. 30. Accordingly, results of these operations are classified as discontinued in all periods presented. Our accounting for discontinued operations was not impacted by the issuance of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," since its provisions for disposal groups of long-lived assets are effective for disposal activities initiated after January 1, 2002. Estimates of future cash flows are used in the accounting for discontinued operations, including estimates of the future costs of mortgage business-related litigation and estimates of operating results through the remaining term of the leasing portfolio. As all estimates used are influenced by factors outside our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Changes in estimates related to discontinued operations are included in gain (loss) on discontinuance of mortgage and leasing businesses on the consolidated income statements.

EARNINGS PER SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders is computed by deducting preferred stock dividends from net income. Diluted earnings per common share is computed by dividing income available to common stockholders by the sum of average common shares outstanding plus dilutive common shares for the period. Potentially dilutive common shares include stock options and restricted stock issued under incentive plans. Since the cash dividends declared on our Class B Common Stock were higher than the dividends declared on the Class A Common Stock, basic and diluted earnings per common share have been calculated using the "two-class" method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. Both classes of our common stock share equally in undistributed earnings. We have also presented combined earnings per common share, which represents a weighted average of Class A and Class B earnings per common share.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which modifies the recognition and disclosure requirements of a company's guarantee arrangements. Effective January 1, 2003, the interpretation requires a company that enters into or modifies existing guarantee arrangements to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. Effective December 31, 2002, the interpretation also requires disclosure of additional information about guarantees. We do not expect the recognition and measurement provision to have a material impact on our financial position or results of operations. We have provided the disclosures required by the interpretation in Note 11.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51." The interpretation requires a company to consolidate a variable interest entity if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. The consolidation requirements apply to all variable interest entities created after January 31, 2002. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. We do not anticipate that the adoption of this interpretation will have a material effect on our financial position or results of operations since qualifying special-purpose entities, as defined in SFAS 140, are exempt from the consolidation requirements of this interpretation.

CASH FLOW REPORTING

Cash paid for interest was $52.2 million during 2002, $122.4 million during 2001, and $182.4 million during 2000. Cash paid for taxes was $1.7 million during 2002 and $4.1 million during 2000. The net cash refund received for taxes was $1.1 million in 2001.

NOTE 3.  RESTRICTED INTEREST-BEARING DEPOSITS AND INVESTMENTS AVAILABLE FOR SALE

Restricted interest-bearing deposits include amounts held in escrow in connection with our litigation with Fleet Financial Group ("Fleet") of $73.4 million at December 31, 2002 and $72.0 million at December 31,

2001. Restricted interest-bearing deposits also include amounts held in escrow in connection with other litigation-related contingencies of $2.6 million at December 31, 2002 and $36.1 million at December 31, 2001.

     Investments available for sale consisted of the following:

                                                                   DECEMBER 31,
                          -----------------------------------------------------------------------------------------------
                                               2002                                             2001
                          ----------------------------------------------   ----------------------------------------------
                                        GROSS        GROSS                               GROSS        GROSS
                          AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                            COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
-------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other
 U.S. Government
 securities               $ 29,212       $ 45         $ 0       $ 29,257   $ 77,842      $1,238       $(100)     $ 78,980
State and municipal
 securities                  2,218         84           0          2,302      3,889         162         (46)        4,005
Collateralized mortgage
 obligations                 3,408         29          (1)         3,436     20,909         409           0        21,318
Mortgage-backed
 securities                  3,852         98           0          3,950      9,961         274           0        10,235
Equity securities (1)       20,223         30           0         20,253     26,621           0           0        26,621
Money market funds (2)     111,903          0           0        111,903    105,395           0           0       105,395
Other                          121          0           0            121        126           0          (1)          125
-------------------------------------------------------------------------------------------------------------------------
Total investments
 available for sale       $170,937       $286         $(1)      $171,222   $244,743      $2,083       $(147)     $246,679
-------------------------------------------------------------------------------------------------------------------------

                                           DECEMBER 31,
                          ----------------------------------------------
                                               2000
                          ----------------------------------------------
                                        GROSS        GROSS
                          AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                            COST        GAINS        LOSSES      VALUE
------------------------  ----------------------------------------------
U.S. Treasury and other
 U.S. Government
 securities               $396,879      $  831      $  (774)    $396,936
State and municipal
 securities                  4,280         192          (36)       4,436
Collateralized mortgage
 obligations               165,689         119       (2,911)     162,897
Mortgage-backed
 securities                 91,520         764         (311)      91,973
Equity securities (1)       72,403           0            0       72,403
Money market funds (2)       4,289           0            0        4,289
Other                       25,735         124           (1)      25,858
------------------------------------------------------------------------
Total investments
 available for sale       $760,795      $2,030      $(4,033)    $758,792
------------------------------------------------------------------------

(1) Includes venture capital investments of $13.5 million at December 31, 2002, $18.6 million at December 31, 2001 and $45.3 million at December 31, 2000. The amount shown as amortized cost represents fair value for these investments. See Note 2.

(2) Money market funds include a $110.9 million investment at December 31, 2002 and a $97.0 million investment at December 31, 2001 in the Merrill Lynch Premier Institutional Money Market Fund.

     Distributions from money market funds were $1.1 million in the year ended December 31, 2002, $5.6 million in the year ended December 31, 2001 and $0.4 million in the year ended December 31, 2000 and were included in interest income on the consolidated income statements.

     Maturities of investments available for sale at December 31, 2002 were as follows:

                                                              AMORTIZED     FAIR
                                                                COST       VALUE
----------------------------------------------------------------------------------
Due in 1 year                                                 $ 22,816    $ 22,840
Due after 1 but within 5 years                                   1,981       2,028
Due after 5 but within 10 years                                  5,790       5,817
Due after 10 years                                                 843         874
                                                              --------    --------
          Subtotal                                              31,430      31,559
Collateralized mortgage obligations                              3,408       3,436
Mortgage-backed securities                                       3,852       3,950
Equity securities                                               20,223      20,253
Money market funds                                             111,903     111,903
Other                                                              121         121
----------------------------------------------------------------------------------
          Total investments available for sale                $170,937    $171,222
==================================================================================

     Net realized gains on the sale of investments are included in other revenues in the consolidated income statements. Realized gains and losses on sales of investments available for sale were as follows in the years ended December 31:

                                                               2002      2001      2000
-----------------------------------------------------------------------------------------
Gross realized gains                                          $1,240   $  3,456   $11,728
Gross realized losses                                           (549)   (10,100)   (2,564)
-----------------------------------------------------------------------------------------
  Net realized gains (losses)                                 $  691   $ (6,644)  $ 9,164
=========================================================================================

     Investments deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers were $6.1 million at December 31, 2002 and $6.2 million at December 31, 2001. At December 31, 2001, there were also $32.4 million of investments pledged to secure repurchase agreements.

NOTE 4.  RECEIVABLES

Receivables on the balance sheet, including those held for sale, consisted of the following:

                                                                 DECEMBER 31,
---------------------------------------------------------------------------------
                                                                2002       2001
---------------------------------------------------------------------------------
Business credit card receivables                              $445,083   $416,265
Other receivables                                               25,589     28,189
---------------------------------------------------------------------------------
          Gross receivables                                    470,672    444,454
---------------------------------------------------------------------------------
Add: Deferred origination costs, net of deferred fees           30,834     20,924
Less: Allowance for receivable losses
  Business credit cards                                        (44,466)   (41,169)
  Other receivables                                             (1,693)      (802)
---------------------------------------------------------------------------------
          Total allowance                                      (46,159)   (41,971)
---------------------------------------------------------------------------------
Receivables, net                                              $455,347   $423,407
=================================================================================

     In June 2001, Advanta Corp. provided a $353 thousand mortgage financing loan and a $100 thousand revolving home equity line of credit to an executive officer as part of a relocation agreement. The line of credit may be used to finance certain costs associated with establishing and maintaining the residence. The interest rate on the mortgage financing loan and revolving note is 7% and both loans are secured with liens against the property. The mortgage financing loan extends through June 30, 2031 and the line of credit extends through June 30, 2011. Both loans are subject to certain acceleration provisions. Repayment of principal and interest is deferred for the initial three-year period of the respective loans. The outstanding balances on these loans are included in other receivables and were $427 thousand at December 31, 2002 and $367 thousand at December 31, 2001. Borrowings on the line of credit were $33 thousand in 2002. There were no borrowings on the line of credit in 2001. The aggregate of other advances to executive officers and directors was less than $225 thousand at December 31, 2002. There was no significant activity in these advances during the year ended December 31, 2002.

     Approximately 14% of our owned business credit card receivables are concentrated in the state of California. No other single state had a concentration of receivables in excess of 10% of total receivables.

     We have commitments to extend credit to our business credit card customers, representing unused lines of credit, of $6.1 billion at December 31, 2002 and $4.6 billion at December 31, 2001. Lines of credit on our customers' business credit cards totaled $8.6 billion at December 31, 2002 and $6.6 billion at December 31, 2001. We believe that our customers' utilization of their lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date.

NOTE 5.  ALLOWANCE FOR RECEIVABLE LOSSES

The following table displays five years of allowance history:

                                                        YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------
                                            2002       2001       2000       1999       1998
----------------------------------------------------------------------------------------------
Balance at January 1                      $ 41,971   $ 33,367   $ 14,865   $ 10,650   $129,053
Provision for credit losses                 40,906     35,976     36,309     22,506     38,329
Provision for interest and fee
  losses (1)                                 6,889      4,404      2,293        889      9,396
Allowance on receivables sold or
  transferred                                    0          0          0     (5,791)  (118,420)
Gross principal charge-offs:
     Business credit cards                 (41,660)   (30,540)   (20,174)   (11,341)   (11,126)
     Other receivables                         (16)        (3)        (2)    (2,404)         0
     Consumer credit cards                       0          0          0          0    (30,999)
----------------------------------------------------------------------------------------------
          Total gross principal
            charge-offs                    (41,676)   (30,543)   (20,176)   (13,745)   (42,125)
----------------------------------------------------------------------------------------------
Principal recoveries:
     Business credit cards                   4,260      3,171      2,369      1,238      1,093
     Other receivables                           0          0          0          7          1
     Consumer credit cards                       0          0          0          0      2,719
----------------------------------------------------------------------------------------------
          Total principal recoveries         4,260      3,171      2,369      1,245      3,813
----------------------------------------------------------------------------------------------
Net principal charge-offs                  (37,416)   (27,372)   (17,807)   (12,500)   (38,312)
----------------------------------------------------------------------------------------------
Interest and fee charge-offs:
     Business credit cards                  (6,191)    (4,404)    (2,293)      (889)      (816)
     Consumer credit cards                       0          0          0          0     (8,580)
----------------------------------------------------------------------------------------------
          Total interest and fee
            charge-offs                     (6,191)    (4,404)    (2,293)      (889)    (9,396)
----------------------------------------------------------------------------------------------
Balance at December 31                    $ 46,159   $ 41,971   $ 33,367   $ 14,865   $ 10,650
==============================================================================================

(1) See "Interest and Fee Income on Receivables" in Note 2 for a discussion of the change in income billing practice effective October 1, 2002. Provisions for interest and fee losses are recorded as direct reductions to interest and fee income.

NOTE 6.  SECURITIZATION ACTIVITIES

Accounts receivable from securitizations consisted of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2002        2001
----------------------------------------------------------------------------------
Retained interests in securitizations                         $113,422    $ 88,658
Accrued interest and fees on securitized receivables, net       56,171      54,143
Amounts due from the trust                                      28,645      26,182
----------------------------------------------------------------------------------
          Total accounts receivable from securitizations      $198,238    $168,983
==================================================================================

     The following represents business credit card securitization data for the years ended December 31, and the key assumptions used in measuring the fair value of retained interests in securitizations at the time of each new securitization or replenishment during those periods.

                                                         2002            2001            2000
-------------------------------------------------------------------------------------------------
Average securitized receivables                        $1,727,864      $1,490,052       $ 973,025
Securitization income                                     118,976         108,186          67,917
Discount accretion                                         10,658          10,084           6,048
Interchange income                                         70,830          61,722          39,684
Servicing revenues                                         33,973          29,221          17,310
Proceeds from new securitizations                         494,486         272,549         512,619
Proceeds from collections reinvested in
  revolving-period securitizations                      3,964,178       3,283,737       2,011,733
Cash flows received on retained interests                 205,027         175,445          91,517
Key assumptions:
  Discount rate                                       9.0% - 15.0%   12.0% - 15.0%           12.0%
  Monthly payment rate                               18.2% - 21.0%   17.9% - 21.0%   18.8% - 19.7%
  Loss rate                                           9.4% - 12.8%    7.8% - 12.4%    7.2% -  7.8%
  Interest yield, net of interest earned by note
     holders                                         14.9% - 15.9%   10.8% - 15.8%   10.4% - 10.8%
-------------------------------------------------------------------------------------------------

     There were no purchases of delinquent accounts during 2002, 2001 or 2000.

     In 2002, we revised our interest yield assumption to include both finance charge and late fee yield. Previously, the interest yield assumption included only finance charge yield. This change in assumption had no material impact on securitization income in the year ended December 31, 2002. The retained interest-only strip valuation includes cash flow projections over the three month weighted average life of existing receivables at both December 31, 2002 and 2001.

     The following assumptions were used in measuring the fair value of retained interests in business credit card securitizations at December 31, 2002 and 2001. The assumptions listed represent weighted averages of assumptions used for each securitization.

                                                                  2002            2001
------------------------------------------------------------------------------------------
Discount rate                                                 11.4% - 14.0%   12.0% - 15.0%
Monthly payment rate                                          19.3% - 21.0%   18.2% - 21.0%
Loss rate                                                      9.4% - 10.3%   10.4% - 12.4%
Interest yield, net of interest earned by note holders                15.0%           15.8%
==========================================================================================

     In addition to the assumptions identified above, management also considered qualitative factors such as the impact of the current economic environment on the performance of the business credit card receivables sold and the potential volatility of the current market for similar instruments in assessing the fair value of retained interests in business credit card securitizations.

     We have prepared sensitivity analyses of the valuations of retained interests in securitizations. The sensitivity analyses show the hypothetical adverse effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. The following are the results of those sensitivity analyses on the valuation at December 31, 2002 and 2001.

                                                                2002       2001
---------------------------------------------------------------------------------
Fair value at December 31:                                    $113,422   $ 88,658
Effect on fair value of the following hypothetical changes
  in key assumptions:
  Discount rate increased by 2%                               $ (1,689)  $   (741)
  Discount rate increased by 4%                                 (3,313)    (1,474)
  Monthly payment rate at 110% of base assumption               (1,617)         0
  Monthly payment rate at 125% of base assumption               (2,936)    (1,635)
  Loss rate at 110% of base assumption                          (5,245)    (4,031)
  Loss rate at 125% of base assumption                         (13,111)   (10,040)
  Interest yield, net of interest earned by note holders,
     decreased by 1%                                            (5,609)    (3,888)
  Interest yield, net of interest earned by note holders,
     decreased by 2%                                           (11,218)    (7,764)
=================================================================================

     The objective of these hypothetical analyses is to measure the sensitivity of the fair value of the retained interests to changes in assumptions. The methodology used to calculate the fair value in the analyses is a discounted cash flow analysis, the same methodology used to estimate fair value as described in Note 2. These estimates do not factor in the impact of simultaneous changes in other key assumptions. The above scenarios do not reflect management's expectation regarding the future direction of these rates, and they depict only certain possibilities out of a large set of possible scenarios.

MANAGED RECEIVABLE DATA

Our managed receivable portfolio is comprised of both owned receivables and securitized business credit card receivables. Performance on a managed receivable portfolio basis is relevant because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables. Credit quality data on the managed receivable portfolio is as follows:

                                                                   DECEMBER 31,
-------------------------------------------------------------------------------------
                                                               2002 (1)       2001
-------------------------------------------------------------------------------------
Owned business credit card receivables                        $  445,083   $  416,265
Owned other receivables                                           25,589       28,189
Securitized business credit card receivables                   2,149,147    1,626,709
-------------------------------------------------------------------------------------
Total managed receivables                                      2,619,819    2,071,163
-------------------------------------------------------------------------------------
Receivables 90 days or more delinquent:
  Owned                                                           12,755       14,474
  Securitized                                                     69,335       52,991
  Total managed                                                   82,090       67,465
Receivables 30 days or more delinquent:
  Owned                                                           25,197       29,520
  Securitized                                                    136,128      107,997
  Total managed                                                  161,325      137,517
Nonaccrual receivables:
  Owned                                                            5,525       20,052
  Securitized                                                     27,688       61,614
  Total managed                                                   33,213       81,666

                                                                   DECEMBER 31,
-------------------------------------------------------------------------------------
                                                               2002 (1)       2001
-------------------------------------------------------------------------------------
Accruing receivables past due 90 days or more:
  Owned                                                           10,535            0
  Securitized                                                     61,045            0
  Total managed                                                   71,580            0
Net principal charge-offs for the year ended December 31
  (2):
  Owned                                                           37,416       27,372
  Securitized                                                    156,283      116,221
  Total managed                                                  193,699      143,593
=====================================================================================

(1) See "Interest and Fee Income on Receivables" in Note 2 for a discussion of the change in income billing practice effective October 1, 2002.

(2) Net principal charge-offs for the year ended December 31, 2000 were $17.8 million on owned receivables and $46.8 million on securitized receivables, for a total of $64.6 million on managed receivables.

     The geographic concentration of managed receivables was as follows:

                                                                     DECEMBER 31,
----------------------------------------------------------------------------------------------
                                                              2002                 2001
----------------------------------------------------------------------------------------------
California                                              $  349,968     13%   $  269,860     13%
Florida                                                    190,500      7       157,555      8
Texas                                                      189,412      7       147,268      7
New York                                                   168,285      7       131,602      6
Illinois                                                   114,681      4        91,910      4
All other                                                1,606,973     62     1,272,968     62
----------------------------------------------------------------------------------------------
          Total managed receivables                     $2,619,819    100%   $2,071,163    100%
==============================================================================================

NOTE 7.  SELECTED BALANCE SHEET INFORMATION

Other assets consisted of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2002        2001
----------------------------------------------------------------------------------
Current and deferred federal and state income taxes, net      $ 84,684    $ 94,922
Amounts due from transfer of consumer credit card business      70,545      70,545
Cash surrender value of insurance contracts                     24,437      26,065
Investment in Fleet Credit Card LLC                             30,000      20,000
Intangible assets                                                3,085         100
Other                                                           64,907      53,057
----------------------------------------------------------------------------------
          Total other assets                                  $277,658    $264,689
==================================================================================

Other liabilities consisted of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2002        2001
----------------------------------------------------------------------------------
Accounts payable and accrued expenses                         $ 36,741    $ 43,554
Business credit card rewards                                    16,416      10,389
Accrued interest payable                                         5,641       9,095
Other (1)                                                      171,588     114,529
----------------------------------------------------------------------------------
          Total other liabilities                             $230,386    $177,567
==================================================================================

(1) A substantial portion of other liabilities represents our litigation reserves.

NOTE 8.  DEPOSITS

Deposit accounts consist of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2002        2001
----------------------------------------------------------------------------------
Demand deposits                                               $  6,561    $  6,500
Money market savings                                             2,380       3,510
Time deposits of $100,000 or less                              441,611     389,888
Time deposits of more than $100,000                            263,476     237,017
----------------------------------------------------------------------------------
          Total deposits                                      $714,028    $636,915
==================================================================================

     Time deposit maturities are as follows:

Year Ended December 31,
2003                                                          $486,874
2004                                                           188,314
2005                                                            29,769
2006                                                                27
2007                                                               103

     In the second quarter of 2001, we sold $389.7 million of deposit liabilities to E*TRADE Bank, a wholly owned subsidiary of E*TRADE Group, Inc.

NOTE 9.  DEBT

The composition of debt was as follows:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2002        2001
----------------------------------------------------------------------------------
SENIOR DEBT
RediReserve demand certificates, variable (2.75%-3.50%)       $ 37,313    $ 28,312
12 month senior retail notes, fixed (5.12%-5.59%)              101,319     125,450
18 month senior retail notes, fixed (5.59%-8.16%)               10,443      12,097
24 month senior retail notes, fixed (6.06%-11.42%)              70,398      77,228
30 month senior retail notes, fixed (6.16%-11.47%)              16,727      15,334
48 month senior retail notes, fixed (6.30%-11.51%)              11,978       9,670
60 month senior retail notes, fixed (6.53%-11.56%)              49,927      36,258
Medium-term notes, fixed (6.92%-6.98%)                               0         199
Other senior retail notes, fixed (3.20%-11.33%)                 17,781      18,453
----------------------------------------------------------------------------------
          Total senior debt                                    315,886     323,001
Subordinated retail notes, fixed (9.08%-9.54%)                       0         581
----------------------------------------------------------------------------------
          Total debt                                          $315,886    $323,582
==================================================================================

     The annual contractual maturities of debt are as follows:

Year Ended December 31,
2003                                                          $206,897
2004                                                            62,379
2005                                                            16,770
2006                                                             8,293
2007                                                            21,547

     The average interest cost of our debt was 7.56% during 2002, 9.47% during 2001, and 8.17% during 2000.

NOTE 10.  OTHER BORROWINGS

There were no other borrowings at December 31, 2002. Other borrowings at December 31, 2001 were comprised of $32.3 million of securities sold under repurchase agreements.

     At December 31, 2002, Advanta Bank Corp. had federal funds purchased facilities available with two correspondent banks totaling $77.5 million. Advanta Bank Corp had no borrowings under these facilities as of December 31, 2002 or 2001. There were no federal funds purchased facilities available at Advanta National Bank at December 31, 2002.

     The following table displays information related to selected types of our short-term borrowings:

                                                  2002             2001              2000
-----------------------------------------------------------------------------------------------
                                             AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE
-----------------------------------------------------------------------------------------------
At year end:
  Securities sold under repurchase
     agreements                              $     0      0%  $ 32,317   2.09%  $      0      0%
Average for the year:
  Securities sold under repurchase
     agreements                              $ 3,527   1.86%  $ 16,705   5.74%  $ 36,960   6.14%
  Term federal funds, federal funds
     purchased and FHLB advances                   0      0          0      0     62,435   6.14
-----------------------------------------------------------------------------------------------
          Total                              $ 3,527   1.86%  $ 16,705   5.74%  $ 99,395   6.14%
-----------------------------------------------------------------------------------------------
Maximum month-end balance:
  Securities sold under repurchase
     agreements                              $25,035          $148,545          $149,628
  Term federal funds, federal funds
     purchased and FHLB advances                   0                 0           210,000
-----------------------------------------------------------------------------------------------

     The weighted average interest rates were calculated by dividing the interest expense for the period by the average amount of short-term borrowings outstanding during the period, calculated as an average of daily amounts.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

LITIGATION CONTINGENCIES

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which we deny, center around Fleet's assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card LLC in connection with the transfer of our consumer credit card business to Fleet Credit Card LLC (the "Consumer Credit Card Transaction") in 1998. We filed an answer to the complaint, and we also filed a countercomplaint against Fleet for damages we believe have been caused by certain actions of Fleet. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an escrow account in February 2001. On January 22, 2003, the trial court issued a decision ruling on all but one of the remaining issues, and ordered further briefing on the remaining outstanding issue. In the year ended December 31, 2002, we recognized a $43.0 million pretax loss on the transfer of our consumer credit card business, representing the estimated impact of implementing the court's decisions. This amount represents the amount in excess of the reserves we have been carrying for the litigation, which was based on our expectations of the outcome of the litigation. We estimate that the court's decisions will have a favorable impact to our liquidity since we would recoup approximately $8 million in cash from the escrow account funded in February 2001, after payment of amounts due to Fleet. The court's ruling on the remaining outstanding issue and/or the ultimate resolution of any issues that may be appealed could reduce or eliminate the charge to our earnings, although there can be no assurance as to the potential benefit, if any, to earnings at this time.

     In an ongoing element of Fleet's disputes with us, Fleet has claimed $508 million of tax deductions from its partnership with us in connection with the Consumer Credit Card Transaction, which are required under the law to be allocated solely to Advanta. As required, we reported these deductions on our 1998 corporate tax return. However, we have not used or booked the benefit from most of these deductions because for tax purposes we have a very substantial net operating loss carryforward. We have approximately $636 million of net operating loss carryforwards at December 31, 2002 and have booked no benefit from $402 million of these net operating loss carryforwards. The deductions are attributable to deductions for bad debt reserves that we expensed in computing our book income or loss before the Consumer Credit Card Transaction, but which were not deductible by Advanta for tax purposes until after the closing of the transaction in 1998. The tax law requires "built in losses" like these to be deducted by the party who contributed the assets to the partnership, in this case, Advanta. The Internal Revenue Service agents who have examined the returns at issue have to ensure that both parties do not obtain the deductions and therefore, following standard practice, proposed to disallow the deductions to both parties until there is a final resolution. The deductions, as well as the allocation of a gain from the sale of a partnership asset of approximately $47 million, are now before the IRS Regional Office of Appeals.

     On January 15, 2003, Fleet filed a complaint in Rhode Island Superior Court seeking a declaratory judgment that we indemnify Fleet under the applicable partnership agreement for any damage Fleet incurs by not being entitled to the $508 million of tax deductions. Fleet is also seeking a declaratory judgment that it should not indemnify us for any damages that we incur due to any allocation to Advanta of the $47 million gain on the sale of a partnership asset. Fleet's claim for indemnification appears to be brought by Fleet in the hope that we will advise the IRS that we will agree with a substantial part of Fleet's tax position. On February 28, 2003, we filed a motion to dismiss the complaint. We believe that the indemnification provision in the partnership agreement does not indemnify Fleet for damages incurred related to the tax deductions and that the lawsuit is frivolous, having no legal basis whatsoever. We do not expect this lawsuit or the tax issues discussed above to have a material adverse effect on our financial condition or results of operations.

     On December 5, 2000, a former executive of Advanta obtained a jury verdict against us in the amount of $3.9 million in the United States District Court for the Eastern District of Pennsylvania, in connection with various claims against Advanta related to the executive's termination of employment. In September 2001, the District Court Judge issued orders denying both parties' post-trial motions. A judgment in the amount of approximately $6 million, which includes the $3.9 million described above, was entered against Advanta. In September 2001, we filed an appeal to the United States Court of Appeals for the Third Circuit. We have posted a supersedeas bond in the amount of $8 million. On July 8, 2002, the Court of Appeals rendered a judgment affirming in part and reversing in part the judgment. The Court of Appeals reduced the total damage award by approximately $1.1 million and also ordered the District Court to reduce the amount of liquidated damages based on the reduced award. The effect of this decision will be to reduce the judgment to approximately $4.7 million rather than $6 million. On February 24, 2003, the Supreme Court of the United States denied our petition for certiorari seeking a new trial instead of the reduced verdict. The District Court Judge has not yet ruled on the executive's petition for attorney's fees and costs in the amount of approximately $1.4 million, which we have contested. Management expects that the ultimate resolution of this litigation will not have a material adverse effect on our financial position or future operating results, based on the level of reserves we have established in connection with this litigation.

     On July 26, 2001, Chase Manhattan Mortgage Corporation ("Chase") filed a complaint against Advanta Corp. and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that we breached our contract with Chase in connection with the Mortgage Transaction. Chase claims that we misled Chase concerning the value of certain of the assets sold to Chase. In September 2001, we filed an answer to the complaint in which we denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to us in connection with the transaction. The matter is in discovery and trial is scheduled to begin in January 2004. We believe that the lawsuit is without merit and will vigorously defend Advanta in this litigation. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact on our financial position or future operating results.

     In addition to the cases described above, Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to the Mortgage Transaction in the first quarter of 2001.

     Management believes that the aggregate loss, if any, resulting from these actions will not have a material adverse effect on our financial position or results of our operations based on the level of litigation reserves we have established and our current expectations regarding the ultimate resolutions of these existing actions. Our litigation reserves are estimated based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. Changes in estimates or other charges related to litigation are included in operating expenses of the respective business segment if related to continuing operations, or gain (loss) on discontinuance of mortgage and leasing businesses if related to discontinued operations.

OBLIGATIONS UNDER GUARANTEES

In the normal course of business, we enter into agreements pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. These indemnification obligations typically arise in the context of contracts entered into by us to, among other things, purchase or sell assets or services, service assets (including for unaffiliated third parties), lease real property and license intellectual property. The contracts we enter into in the normal course of business generally require us to hold the other party harmless against losses arising from a breach of a representation, warranty or covenant. Under the indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular contract, and the procedures typically allow us to challenge the other party's claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement. Also, in connection with the securitization of receivables, we enter into agreements pursuant to which we agree to indemnify other parties to these transactions. The agreements contain standard representations and warranties about the assets and include indemnification provisions under certain circumstances involving a breach of these representations or warranties. In connection with the securitization transactions we also include indemnifications that protect other parties to the transactions upon the occurrence of certain events such as violations of securities law and certain tax matters. Contingencies triggering material indemnification obligations have not occurred historically and are not expected to occur. It is not possible to determine the maximum potential amount of future payments under these or similar arrangements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. There are no amounts reflected on the consolidated balance sheets as of December 31, 2002 or 2001 related to these indemnifications.

     In connection with our exit from certain businesses, we have entered into agreements that include customary indemnification obligations to the other parties. Litigation relating to an indemnification provision of an agreement we entered into with Fleet as part of the Consumer Credit Card Transaction is described above in "Litigation Contingencies." In general, the agreements we have entered into in connection with our disposition of assets, liabilities and/or businesses provide that we will indemnify the other parties to the transactions for certain losses relating to the assets, liabilities or business acquired by them. The obligations to indemnify are transaction and circumstance specific, and in most cases the other party must suffer a minimum threshold amount of losses before our indemnification obligation is triggered. Under the indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular contract, and the procedures typically allow us to challenge the other party's claims. It is not possible to determine the maximum potential amount of future payments under these or similar arrangements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. There are no amounts reflected on the consolidated balance sheets as of December 31, 2002 or 2001 related to these indemnifications.

     See Note 24 for discussion of parent guarantees of subsidiary obligations.

COMMITMENTS

     We lease office space in several states under leases accounted for as operating leases. Total rent expense related to continuing operations was $5.5 million in 2002, $5.2 million in 2001 and $5.6 million in 2000. The future minimum lease payments of non-cancelable operating leases are as follows:

Year Ended December 31,
2003                                                          $5,138
2004                                                           4,057
2005                                                           2,966
2006                                                             462
2007                                                             197
Thereafter                                                        49

     In the normal course of business, we have commitments to extend credit to our business credit card customers. See Note 4 for further discussion.

NOTE 12.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

In December 1996, a newly formed statutory business trust established and wholly-owned by Advanta Corp., issued $100 million of capital securities, representing preferred beneficial interests in the assets of the trust. We used the proceeds from the sale for general corporate purposes. The assets of the trust consist of $100 million of 8.99% junior subordinated debentures issued by Advanta Corp. due December 17, 2026. The capital securities will be subject to mandatory redemption under certain circumstances. These circumstances include the optional prepayment by Advanta Corp. of the junior subordinated debentures at any time on or after December 17, 2006 at an amount per capital security equal to 104.495% of the principal amount plus accrued and unpaid distributions. This amount declines ratably on each December 17 thereafter to 100% on December 17, 2016. Our obligations, in the aggregate, provide a full and unconditional guarantee of payments of distributions and other amounts due on the capital securities. Dividends on the capital securities are cumulative, payable semi-annually in arrears at an annual rate of 8.99%, and are deferrable at our option for up to ten consecutive semi-annual periods, provided that no extension may extend beyond December 17, 2026. We cannot pay dividends on our preferred or common stocks during deferments. Dividends on the capital securities have been classified as minority interest in income of consolidated subsidiary in the consolidated income statements. The trust has no operations or assets separate from its investment in the junior subordinated debentures. Separate financial statements of the trust are not presented because management has determined that they would not be meaningful to investors.

NOTE 13.  CAPITAL STOCK

Class A Preferred Stock is entitled to 1/2 vote per share and a non-cumulative dividend of $140 per share per year, which must be paid prior to any dividend on the common stock. The redemption price of the Class A Preferred Stock is equivalent to its par value and redemption is only permitted upon approval of the Board of Directors of Advanta Corp.

     In 2000, we retired 405,000 shares of Class A Treasury stock and 445,600 shares of Class B Treasury stock.

     In 2001, the Board of Directors of Advanta Corp. authorized the purchase of up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our capital securities, or some combination thereof. In August 2002, the Board of Directors authorized the purchase of up to an additional 1.5 million shares of Advanta Corp. common stock, bringing the total authorization to up to 3.0 million shares. During the year ended December 31, 2001, we repurchased 693,300 shares of our Class B Common Stock. In the year ended December 31, 2002, we repurchased 1,554,759 shares of our Class B Common Stock.

     Cash dividends per share of common stock declared during each of the years ended December 31, 2002, 2001 and 2000 were $0.252 for Class A Common Stock and $0.302 for Class B Common Stock.

NOTE 14.  BENEFIT PLANS

We have adopted a stock-based incentive plan designed to provide incentives to participating employees to remain in our employ and devote themselves to Advanta's success. Our incentive plan authorizes an aggregate of 20.0 million shares of Advanta Corp. Class B Common Stock for the grant of options, awards of shares of stock or awards of stock appreciation rights to employees and directors. Shares available for future grant were 8.8 million at December 31, 2002 and 11.9 million at December 31, 2001.

RESTRICTED STOCK AWARDS

Under our management incentive programs, eligible employees were given the opportunity to elect to take portions of their anticipated or target bonus payments for future years in the form of restricted shares of Advanta Corp. Common Stock. The current program covers the performance years 2002 through 2005. To the extent that these elections were made, or were required by the terms of the programs for executive officers, restricted shares were issued to employees. The number of shares granted to employees is determined by dividing the amount of future target bonus payments that the employee had elected to receive in stock by the market price as determined under the incentive program. The restricted shares are subject to forfeiture prior to vesting should the employee terminate employment with us. Restricted shares vest 10 years from the date of grant. Vesting was and may continue to be accelerated annually with respect to the shares granted under the program covering the particular performance year, based on the extent to which the employee and Advanta met or meet their respective performance goals for that performance year. When newly eligible employees elect to participate in this program, the number of shares issued to them with respect to their target bonus payments for the relevant performance years is determined based on the average market price of the stock for the 90 days prior to the first day of the month in which they are eligible to join the program. Compensation expense on restricted shares is recognized over the vesting period of the shares. Compensation expense recognized in connection with restricted shares was $2.5 million in 2002, $3.3 million in 2001 and $5.3 million in 2000.

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

     Substantially all restricted shares outstanding during the three years ended December 31, 2002 were Class B Common Stock. The following table summarizes restricted share activity for the three years ended December 31:

                                   2002                           2001                           2000
(SHARES IN THOUSANDS)  ----------------------------   ----------------------------   ----------------------------
                                   WEIGHTED AVERAGE               WEIGHTED AVERAGE               WEIGHTED AVERAGE
                       NUMBER OF   PRICE AT DATE OF   NUMBER OF   PRICE AT DATE OF   NUMBER OF   PRICE AT DATE OF
                        SHARES         ISSUANCE        SHARES         ISSUANCE        SHARES         ISSUANCE
-----------------------------------------------------------------------------------------------------------------
Outstanding at
  beginning of year        187            $9              984           $17            1,750           $15
Issued                   2,740             8               82             9              201            13
Released from
  restriction             (135)            8             (486)           14             (540)           12
Exchanged in tender
  offer                      0             0             (117)           21                0             0
Forfeited                 (300)            9             (276)           22             (427)           15
-----------------------------------------------------------------------------------------------------------------
Outstanding at end of
  year                   2,492            $8              187           $ 9              984           $17
=================================================================================================================

STOCK OPTIONS

     Stock option transactions in the years ended December 31 were as follows:

                                   2002                           2001                           2000
(SHARES IN THOUSANDS)  ----------------------------   ----------------------------   ----------------------------
                       NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
                        OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------
Outstanding at
  beginning of year      2,897           $11            3,049           $13            2,728           $15
Granted                  2,236             9            1,770            11            1,128             9
Exercised                  (45)            8             (424)            8              (20)            8
Forfeited                 (312)            9           (1,498)           16             (787)           14
-----------------------------------------------------------------------------------------------------------------
Outstanding at end of
  year                   4,776           $10            2,897           $11            3,049           $13
-----------------------------------------------------------------------------------------------------------------
Options exercisable
  at year-end            1,490                            787                          1,156
-----------------------------------------------------------------------------------------------------------------
Weighted average fair
  value of options
  granted during the
  year                  $ 3.80                         $ 4.93                         $ 3.77
=================================================================================================================

     The following table summarizes information about stock options outstanding at December 31, 2002.

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
(SHARES IN THOUSANDS)
                    NUMBER      WEIGHTED AVERAGE                        NUMBER
    RANGE OF      OUTSTANDING      REMAINING       WEIGHTED AVERAGE   EXERCISABLE   WEIGHTED AVERAGE
EXERCISE PRICES   AT 12/31/02   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/02    EXERCISE PRICE
----------------------------------------------------------------------------------------------------
$ 1.00 to $ 5.00       237         7.8 years             $ 5               157            $ 5
$ 5.01 to $10.00     2,922         6.6                     8               455              8
$10.01 to $15.00     1,340         7.0                    13               603             12
$15.01 to $20.00       145         5.5                    19               143             19
$20.01 to $25.00       132         3.5                    22               132             22
----------------------------------------------------------------------------------------------------
           Total     4,776         6.7                   $10             1,490            $12
====================================================================================================

     Options generally vest over a four-year period and expire 10 years after the date of grant. Substantially all options outstanding during the three years ended December 31, 2002 were options to purchase Class B Common Stock.

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

     Due to the restructuring of the company in the first quarter of 2001, we implemented a program whereby certain out-of-the-money options were exchanged for shares of stock. There were 510 thousand options forfeited in connection with this program with a weighted average exercise price of $19.42. Noncash charges associated with the issuance of the stock were $2.2 million and were included in unusual charges in the consolidated income statements. Shares granted in exchange for options were immediately vested but their distribution is deferred. Participants will receive distributions of 25% of their shares on the first, second, third and fourth anniversary of the program or they may elect to defer distributions of any installment of shares until the second through tenth anniversary of the program. If a participant terminates employment with Advanta, any unpaid installments will be distributed on the tenth anniversary of the program. As of December 31, 2002, there were 121 thousand shares remaining to be distributed.

STOCK APPRECIATION RIGHTS AND PHANTOM STOCK

In connection with reviewing our compensation plans after the Mortgage Transaction and restructuring of corporate functions in 2001, we implemented a program whereby all outstanding stock appreciation rights and shares of phantom stock were terminated in 2001 in exchange for cash to be paid through a deferred compensation arrangement. We recorded charges of $2.9 million in 2001 associated with this exchange as unusual charges in the consolidated income statements. Participants will receive distributions of 25% of their cash on the first, second, third and fourth anniversary of the program or they may elect to defer payment of any installment of cash until the second through tenth anniversary of the program. If a participant terminates employment with Advanta, any unpaid installments will be distributed on the tenth anniversary of the program.

     Compensation expense (benefit) related to stock appreciation rights was ($512) thousand in 2000. Compensation expense (benefit) related to the appreciation (depreciation) on shares of phantom stock was ($268) thousand in 2000. There was no compensation expense (benefit) related to stock appreciation rights or shares of phantom stock in 2001 prior to the exchange. There were no stock appreciation rights or shares of phantom stock outstanding at December 31, 2002 or 2001 due to the exchange discussed above.

EMPLOYEE STOCK PURCHASE PLAN

We have an Employee Stock Purchase Plan, which allows employees and directors to purchase Advanta Corp. Class B Common Stock at a 15% discount from the market price without paying brokerage fees. We report this 15% discount as compensation expense and incurred expense of $56 thousand in 2002, $83 thousand in 2001 and $163 thousand in 2000. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2002 were purchased on the open market.

EMPLOYEE SAVINGS PLAN

Our Employee Savings Plan is a defined contribution plan available to all of our employees who have reached age 21 with one year of service. It provides tax-deferred savings and investment opportunities, including the ability to invest in Advanta Corp. Class B Common Stock. The plan provides for discretionary employer contributions equal to a portion of the first 5% of an employee's compensation contributed to the plan. For the three years ended December 31, 2002, 2001 and 2000, our contributions equaled 100% of the first 5% of participating employees' compensation contributed to the plan. The compensation expense for this plan totaled $1.2 million in 2002, $1.3 million in 2001 and $3.1 million in 2000. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2002 were purchased on the open market.

EMPLOYEE STOCK OWNERSHIP PLAN

On September 10, 1998, our Board of Directors authorized the formation of an Employee Stock Ownership Plan (the "ESOP"), available to all of our employees who have reached age 21 with one year of service. During 1998, the ESOP borrowed approximately $12.6 million from Advanta Corp. and used the proceeds to purchase approximately 1,000,000 shares of Class A Common Stock. The ESOP loan is repayable with an interest rate of 8% over 30 years. We make annual contributions to the ESOP equal to the ESOP's debt service less dividends received on ESOP shares. As the ESOP makes each loan payment, an appropriate percentage of stock is allocated to eligible employees' accounts based on relative participant compensation. Shares are also allocated to participants equal to the value of dividends on allocated shares used for loan payments. Unallocated shares are reported as unearned ESOP shares in the balance sheet. As shares of common stock acquired by the ESOP are committed to be released to each employee, we report compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are used to fund debt service of the ESOP. ESOP compensation expense was $350 thousand in the year ended December 31, 2002, $431 thousand in the year ended December 31, 2001 and $455 thousand in the year ended December 31, 2000. At December 31, 2002, there were 860,804 unearned and unallocated ESOP shares with a fair value of $7.7 million. At December 31, 2001, there were 896,317 unearned and unallocated ESOP shares with a fair value of $8.9 million.

DEFERRED CASH COMPENSATION PLANS

We offer elective, nonqualified deferred compensation plans to eligible executives and non-employee directors, which allow them to defer a portion of their cash compensation on a pretax basis. The executive plan contains provisions related to minimum contribution levels and both plans have provisions related to deferral periods with respect to any individual's participation. Plan participants make irrevocable elections at the date of deferral as to deferral period and date of distribution. Distribution from the plans may be either at retirement or at an earlier date, and can be either in a lump sum or in installment payments. Interest is credited to participants' accounts at the rate of 125% of the 10-year rolling average interest rate on 10-Year U.S. Treasury Notes. To assist in funding the deferred compensation liability, we have invested in life insurance contracts. Compensation expense related to these deferred cash compensation plans was $369 thousand in the year ended December 31, 2002, $342 thousand in the year ended December 31, 2001 and $447 thousand in the year ended December 31, 2000.

NOTE 15. REGULATORY AGREEMENTS

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

     In 2000, Advanta National Bank also reached agreements with its bank regulatory agency, primarily relating to the bank's subprime lending operations. The agreements established temporary asset growth limits at Advanta National Bank, imposed restrictions on taking brokered deposits and required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards. In 2001, Advanta National Bank entered into an additional agreement with its regulatory agency regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction, and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to 12.7% for Tier 1 and total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement prohibits the payment of dividends by Advanta National Bank without prior regulatory approval. Management believes that Advanta National Bank was in compliance with its regulatory agreements at December 31, 2002.

NOTE 16.  CAPITAL RATIOS

Advanta Bank Corp. and Advanta National Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the bank's and our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The banks' capital amounts and classification are also subject to qualitative judgments by the bank regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

     As set forth in the table below, as of December 31, 2002 and 2001, Advanta Bank Corp. and Advanta National Bank had capital at levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of "well-capitalized" because of the existence of its agreement with its regulatory agency, even though it has achieved the higher imposed capital ratios required by the agreement. As discussed in Note 15, Advanta National Bank's agreement with its regulatory agency requires 12.7% for Tier 1 and total capital to risk-weighted assets, and 5% for Tier 1 capital to adjusted total assets as defined in the agreement.

     In the second quarter of 2002, the bank regulatory agencies issued an interagency advisory that required accrued interest receivable relating to securitized credit cards to be treated as a subordinated residual interest for regulatory capital calculations no later than December 31, 2002. Advanta Bank Corp. and Advanta National Bank adopted this guidance effective December 31, 2002. The adoption of this guidance did not impact the regulatory capital requirements of Advanta National Bank. The adoption of this interagency guidance at Advanta Bank Corp. resulted in Advanta Bank Corp.'s combined total capital ratio being reduced by approximately six percentage points.

                                                             TO BE ADEQUATELY              TO BE WELL-
                                                             CAPITALIZED UNDER          CAPITALIZED UNDER
                                                             PROMPT CORRECTIVE          PROMPT CORRECTIVE
                                           ACTUAL            ACTION PROVISIONS          ACTION PROVISIONS
------------------------------------------------------------------------------------------------------------
                                       AMOUNT    RATIO     AMOUNT       RATIO         AMOUNT       RATIO
------------------------------------------------------------------------------------------------------------
                                                                     PERCENTAGE                 PERCENTAGE
                                                                            IS                  IS GREATER
                                                                       GREATER                   THAN OR
                                                                       THAN OR                   EQUAL TO
                                                                      EQUAL TO
AS OF DECEMBER 31, 2002

Total Capital (to Risk-Weighted
  Assets)

  Advanta Bank Corp.                  $233,876   18.46%   $168,726         8.0%      $181,176         10.0%

  Advanta National Bank                 48,904   23.13      16,916         8.0         21,145         10.0

Tier I Capital (to Risk-Weighted
  Assets)

  Advanta Bank Corp.                  $207,244   16.36%   $122,544         4.0%      $136,924          6.0%

  Advanta National Bank                 47,924   22.66       8,458         4.0         12,687          6.0

Tier I Capital (to Average Assets)

  Advanta Bank Corp.                  $207,244   20.94%   $ 32,594         4.0%      $ 41,144          5.0%

  Advanta National Bank                 47,924   19.45       9,855         4.0         12,319          5.0

AS OF DECEMBER 31, 2001

Total Capital (to Risk-Weighted
  Assets)

  Advanta Bank Corp.                  $160,520   18.80%   $ 92,870         8.0%      $105,420         10.0%

  Advanta National Bank                 50,593   23.34      17,341         8.0         21,676         10.0

Tier I Capital (to Risk-Weighted
  Assets)

  Advanta Bank Corp.                  $145,633   17.06%   $ 59,233         4.0%      $ 73,132          6.0%

  Advanta National Bank                 49,791   22.97       8,670         4.0         13,006          6.0

Tier I Capital (to Average Assets)

  Advanta Bank Corp.                  $145,633   15.07%   $ 38,655         4.0%      $ 48,319          5.0%

  Advanta National Bank                 49,791   15.31      13,007         4.0         16,258          5.0

NOTE 17.  DIVIDEND AND LOAN RESTRICTIONS

In the normal course of business, Advanta Corp. and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in dividend and loan restrictions.

     FDIC-insured banks are subject to certain provisions of the Federal Reserve Act which impose various legal limitations on the extent to which banks may finance or otherwise supply funds to certain of their affiliates. In particular, Advanta Bank Corp. and Advanta National Bank are subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with Advanta Corp. or its affiliates. Advanta Bank Corp. and Advanta National Bank are prevented by these restrictions from lending to Advanta Corp. and its affiliates unless these extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, secured extensions of credit are limited in amount: (1) as to Advanta Corp. or any affiliate, to 10 percent of each bank's capital and surplus, and (2) as to Advanta Corp. and all affiliates in the aggregate, to 20 percent of each bank's capital and surplus.

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

     Advanta National Bank's agreements with its regulatory agency prohibit the payment of dividends by Advanta National Bank without prior regulatory approval. In connection with the Mortgage Transaction in the first quarter of 2001, we sought and received regulatory approval for a return of capital of $261 million from Advanta National Bank. Advanta National Bank paid no dividends to Advanta Corp. during 2002, 2001, or 2000. In 2001, Advanta Bank Corp. transferred certain assets as a dividend to Advanta Corp. The fair value of the assets at time of the dividend in 2001 was $91.4 million. There were no dividends from Advanta Bank Corp. to Advanta Corp. during 2002 or 2000.

     Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 2002, the insurance subsidiaries were in compliance with these rules and regulations. Insurance subsidiaries paid dividends to Advanta Corp. of $2.2 million in 2002. In the year ended December 31, 2001, Advanta Corp. received a return of capital from insurance subsidiaries of $57.5 million. Insurance subsidiaries paid dividends to Advanta Corp. of $6.1 million in 2001. There were no dividends paid to Advanta Corp. by insurance subsidiaries in 2000.

     Total stockholders' equity of our banking and insurance affiliates was $280 million at December 31, 2002 and $220 million at December 31, 2001. Of our total equity in these affiliates, $226 million was restricted at December 31, 2002 and $218 million was restricted at December 31, 2001. At January 1, 2003, $54.6 million of stockholders' equity of our bank and insurance affiliates was available for payment of cash dividends in 2003 under applicable regulatory guidelines without prior regulatory approval.

     In addition to dividend restrictions at banking subsidiaries, certain non-bank subsidiaries are subject to minimum equity requirements as part of securitization or other agreements. The total minimum equity requirement of non-bank subsidiaries was $10 million at December 31, 2002. At December 31, 2002, the non-bank subsidiaries were in compliance with these minimum equity requirements.

NOTE 18.  SEGMENT INFORMATION

Our reportable segments are Advanta Business Cards and our venture capital segment. During the first quarter of 2001, we made changes to the methods used to allocate centrally incurred interest and operating expenses to the reportable segments. These changes were made to better reflect the results of the continuing businesses due to the discontinuance of the mortgage and leasing segments and the restructuring of our corporate functions in the first quarter of 2001. Prior period segment results have been restated to reflect the current allocation methods.

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

     Our venture capital segment makes venture capital investments through certain of our affiliates. The investment objective is to earn attractive returns by building the long-term values of the businesses in which we invest. Our investment affiliates combine transaction expertise, management skills and a broad contact base with strong industry-specific knowledge. We actively monitor the performance of our venture capital investments, and employees and officers of our investment affiliates participate on the boards of directors of some investees.

                                                           ADVANTA
                                                           BUSINESS    VENTURE
                                                            CARDS      CAPITAL    OTHER (1)      TOTAL
---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002
Interest income                                           $   92,049   $      3   $   11,552   $  103,604
Interest expense                                              36,845        714       10,021       47,580
Noninterest revenues (losses), net                           246,957     (6,892)          36      240,101
Loss on transfer of consumer credit card business                  0          0      (43,000)     (43,000)
Pretax income (loss) from continuing operations               63,244    (10,101)     (51,545)       1,598
Average managed receivables                                2,199,967          0       27,600    2,227,567
Total assets                                                 659,963     13,994    1,007,656    1,681,613
Capital expenditures                                             823          0        7,607        8,430
Depreciation                                                     689         30        7,760        8,479
---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
Interest income                                           $   86,925   $     37   $   40,973   $  127,935
Interest expense                                              33,504      1,545       47,421       82,470
Noninterest revenues (losses), net                           215,280    (28,852)      (7,552)     178,876
Unusual charges (2)                                                0          0       41,750       41,750
Pretax income (loss) from continuing operations               63,515    (33,158)     (72,808)     (42,451)
Average managed receivables                                1,872,314          0       28,271    1,900,585
Total assets                                                 619,062     20,929      996,689    1,636,680
Capital expenditures                                           2,924          0        5,691        8,615
Depreciation                                                   2,227         10        5,722        7,959
---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
Interest income                                           $   84,472   $     60   $   57,616   $  142,148
Interest expense                                              31,385      1,541       53,582       86,508
Noninterest revenues (losses), net                           149,452      7,847       (6,266)     151,033
Pretax income (loss) from continuing operations               45,325      3,382      (37,515)      11,192
Average managed receivables                                1,372,717          0       23,067    1,395,784
Total assets                                                 462,317     45,677    2,335,478    2,843,472
Capital expenditures                                           3,949         23        9,522       13,494
Depreciation                                                   1,385         17        7,892        9,294
=========================================================================================================

(1) Other includes investment and other activities not attributable to reportable segments. It also includes corporate overhead previously allocated to the mortgage and leasing business units while they were operating segments. Corporate overhead allocations were removed from the results of the discontinued segments as a result of the restatement for discontinued operations. Total assets in the "Other" segment include assets of discontinued operations.
(2) Unusual charges in 2001 represent severance, outplacement and other compensation costs associated with restructuring our corporate functions commensurate with the ongoing businesses as well as expenses associated with exited businesses and asset impairments.

NOTE 19.  SELECTED INCOME STATEMENT INFORMATION

OTHER REVENUES                                                    YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                                2002        2001       2000
---------------------------------------------------------------------------------------------
Interchange income                                            $ 93,023    $ 80,721    $61,668
Business credit card rewards                                   (12,542)     (8,979)    (3,162)
Cash advance fees                                                3,602       2,547      1,227
Balance transfer fees                                            3,545           0          0
Investment securities gains (losses), net (1)                   (6,169)    (26,227)     5,473
Loss on sale of deposits                                             0      (2,835)         0
Insurance revenues (losses), net and other                       5,693      (3,758)       600
---------------------------------------------------------------------------------------------
  Total other revenues, net                                   $ 87,152    $ 41,469    $65,806
=============================================================================================

(1) Investment securities gains (losses), net include changes in the fair value and realized gains and losses on venture capital investments.

     We offer bonus mile and cash-back reward programs with certain of our business credit cards. Through the second quarter of 2002, we estimated that 80% to 100% of cardholders would ultimately claim rewards. The estimate of the percentage of cardholders that will ultimately claim rewards varies depending on the structure of the rewards program. In 2002, we revised our estimate of the bonus mile reward liability, including a change in the assumed percentage of cardholders that will ultimately claim rewards from 80% to 70% and a change in the estimated cost of future reward redemptions, based on experience for that program life-to-date. After this change, our estimated range of cardholders that will ultimately claim rewards for all programs is 70% to 100%. The impact of the change in estimate of the bonus mile reward liability was an approximate $1.9 million increase in other revenues in the year ended December 31, 2002, resulting in an increase in net income of approximately $1.2 million or $0.05 per diluted share.

     Insurance revenues, net and other in the year ended December 31, 2001 includes operating results of insurance operations, the impact of the termination of our strategic alliance with Progressive Casualty Insurance Company to direct market auto insurance and $10 million of charges related to the write-off of insurance-related deferred acquisition costs that were unrealizable subsequent to the termination of the auto insurance strategic alliance in the first quarter of 2001.

OPERATING EXPENSES                                               YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                               2002        2001        2000
---------------------------------------------------------------------------------------------
Salaries and employee benefits                               $ 69,227    $ 59,823    $ 42,499
Amortization of business credit card deferred origination
  costs, net                                                   49,597      39,118      23,961
External processing                                            16,952      15,936      10,213
Professional fees                                              12,818      15,320      18,451
Marketing                                                      11,061      10,574      11,492
Equipment                                                      10,676       8,768       8,101
Occupancy                                                       6,612       5,941       5,852
Credit                                                          5,607       5,419       4,772
Telephone                                                       4,145       2,404       1,811
Postage                                                         3,470       3,304       2,947
Fraud loss                                                      2,896       2,568       1,965
Insurance                                                       2,870       4,607       4,628
Other                                                           5,810       6,404      13,600
---------------------------------------------------------------------------------------------
Total operating expenses                                     $201,741    $180,186    $150,292
=============================================================================================

     Amortization of business credit card deferred origination costs in the year ended December 31, 2002 includes a change in estimate of $1.4 million. Effective July 1, 2002, we refined our estimate of the timing of when accounts are acquired to better match the resulting estimated period of benefit to the amortization of deferred acquisition costs. The impact of this change in estimate in the year ended December 31, 2002 was a decrease in amortization of business credit card deferred origination costs of $1.4 million, resulting in an increase in net income of $875 thousand or $0.03 per diluted share.

NOTE 20.  UNUSUAL CHARGES

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

                            ACCRUED     CHARGED TO      DECEMBER 31, 2001     CHARGED TO      DECEMBER 31, 2002
                            IN 2001   ACCRUAL IN 2001    ACCRUAL BALANCE    ACCRUAL IN 2002    ACCRUAL BALANCE
---------------------------------------------------------------------------------------------------------------
Employee costs              $27,296       $24,768            $2,528             $2,528               $0
Expenses associated with
  exited
  businesses/products        11,895        11,266               629                629                0
Asset impairments             2,559         2,559                 0                  0                0
---------------------------------------------------------------------------------------------------------------
          Total             $41,750       $38,593            $3,157             $3,157               $0
===============================================================================================================

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

     In 1998, in connection with the Consumer Credit Card Transaction, we made major organizational changes to reduce corporate expenses incurred in the past:
(1) to support the business contributed to Fleet Credit Card LLC in the Consumer Credit Card Transaction, and (2) associated with the business and products no longer being offered or not directly associated with our mortgage, business credit card and leasing units. As of December 31, 2000, the remaining accrual related to charges associated with these organizational changes was $13.0 million. This accrual related to contractual commitments to certain customers, and non-related financial institutions that were providing benefits to those customers, under a product that was no longer offered and for which no future revenues or benefits would be received. A third party assumed the liabilities associated with these commitments in the first quarter of 2001, and we recorded an additional charge relating to the settlement of these commitments of $10.3 million.

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

NOTE 21.  INCOME TAXES

Income tax expense (benefit) was as follows:

                                                                YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------
                                                                2002        2001      2000
------------------------------------------------------------------------------------------
Income tax expense (benefit) attributable to:
  Continuing operations                                       $ 17,170    $(11,995)    $0
  Discontinued operations                                            0      (3,812)     0
  Loss on discontinuance of mortgage and leasing businesses     (5,390)      7,392      0
------------------------------------------------------------------------------------------
          Total income tax expense (benefit)                  $ 11,780    $ (8,415)    $0
==========================================================================================

     Income tax expense (benefit) on income from continuing operations consisted of the following components:

                                                                  YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                               2002        2001        2000
---------------------------------------------------------------------------------------------
Current:
  Federal                                                     $     0    $      0    $  6,636
  State                                                           262         300       4,753
---------------------------------------------------------------------------------------------
          Total current                                           262         300      11,389
---------------------------------------------------------------------------------------------
Deferred:
  Federal                                                      16,587     (12,923)     (6,994)
  State                                                           321         628      (4,395)
---------------------------------------------------------------------------------------------
          Total deferred                                       16,908     (12,295)    (11,389)
---------------------------------------------------------------------------------------------
          Total income tax expense (benefit)                  $17,170    $(11,995)   $      0
=============================================================================================

     The reconciliation of the statutory federal income tax to income tax expense (benefit) on income from continuing operations is as follows:

                                                                  YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                                2002        2001       2000
---------------------------------------------------------------------------------------------
Statutory federal income tax                                  $    560    $(14,858)   $ 3,917
State income taxes, net of federal income tax benefit              379         604        232
Loss on transfer of consumer credit card business               15,050           0          0
Nondeductible expenses                                           4,158       1,112        152
Insurance program income                                           347         499        242
Compensation limitation                                            196         350        140
Net operating losses                                            (3,762)          0     (4,755)
Other                                                              242         298         72
---------------------------------------------------------------------------------------------
          Income tax expense (benefit)                        $ 17,170    $(11,995)   $     0
=============================================================================================

     Deferred taxes are provided to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and enacted tax laws. The net deferred tax asset is comprised of the following:

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2002        2001
----------------------------------------------------------------------------------
Deferred tax liabilities                                      $(65,469)   $(72,902)
Deferred tax assets                                            155,541     180,240
----------------------------------------------------------------------------------
          Net deferred tax asset                              $ 90,072    $107,338
==================================================================================

     A summary of deferred tax assets and liabilities follows:

                                                                   DECEMBER 31,
------------------------------------------------------------------------------------
                                                                2002         2001
------------------------------------------------------------------------------------
Deferred origination fees and costs                           $ (11,178)   $  (4,009)
Allowance for receivable losses                                  15,516       16,940
Net operating loss carryforwards                                222,731      231,967
Securitization income                                            (3,422)      10,189
Deferred compensation                                             4,068        9,259
Noncash unusual charges                                               0        5,068
Other                                                             3,213      (13,182)
Valuation allowance                                            (140,856)    (148,894)
------------------------------------------------------------------------------------
          Net deferred tax asset                              $  90,072    $ 107,338
====================================================================================

     We reported a pretax loss in the year ended December 31, 2002 as a result of the $43.0 million charge related to the ruling in the litigation associated with the transfer of our consumer credit card business in 1998. See Note 11. Since the gain on the transfer of our consumer credit card business in 1998 was not subject to income tax, the $43.0 million charge in 2002 did not result in a tax benefit. As a result, we reported income tax expense from continuing operations of $17.2 million for the year ended December 31, 2002. Our effective tax rate, excluding the $43.0 million charge, was 38.5% for the year ended December 31, 2002.

     We reported a pretax loss in the year ended December 31, 2001 as a result of unusual charges, valuation adjustments on venture capital investments and the loss on the discontinuance of the leasing business in 2001. A valuation allowance was provided against a portion of the resulting deferred tax asset given our pre-existing net operating loss carryforwards and the uncertainty of the realizability of the incremental deferred tax asset, resulting in an effective tax rate of 28% for income from continuing operations for 2001. In the year ended December 31, 2000, we also reported a pretax loss and a valuation allowance was provided against the resulting deferred tax asset, resulting in a 0% effective tax rate.

     At December 31, 2002, net operating loss carryforwards were $636 million, of which $391 million expire in 2018, $29 million expire in 2019, $1 million expire in 2020 and $215 million expire in 2021. We utilized net operating loss carryforwards of $49 million in 2002. Additionally in 2000, $29 million was carried back to prior years. See Note 11 for a discussion of tax matters currently before the Internal Revenue Service Regional Office of Appeals.

     The net deferred tax asset is presented net with current income taxes receivable (payable) for financial reporting purposes, and is included in other assets.

NOTE 22.  DISCONTINUED OPERATIONS

Effective February 28, 2001, we completed the Mortgage Transaction and exited our mortgage business, Advanta Mortgage, through a purchase and sale agreement with Chase Manhattan Mortgage Corporation as buyer. Prior to the Mortgage Transaction, Advanta Mortgage made nonconforming home equity loans directly to consumers and through brokers. This business unit originated and serviced first and second lien mortgage loans, including home equity lines of credit, through subsidiaries of Advanta. In addition to servicing and managing the loans it originated, Advanta Mortgage contracted with third parties to service their nonconforming home equity loans on a subservicing basis. Following the Mortgage Transaction, we no longer operate a mortgage business. The purchase and sale agreement provided for the sale, transfer and assignment of substantially all of the assets and operating liabilities associated with our mortgage business, as well as specified contingent liabilities arising from our operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before closing that were not specifically assumed by the buyer.

     On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. Advanta leasing Services offered flexible lease financing programs on small-ticket equipment to small businesses. The primary products financed included office machinery, security systems and computers. We are continuing to service the existing portfolio rather than sell the business or the portfolio.

     Revenues and expenses of Advanta Mortgage and Advanta Leasing Services were as follows for the periods prior to our exit from the mortgage business on February 28, 2001 and our discontinuance of the leasing business effective December 31, 2000.

                                                      JANUARY 1, 2001 TO    YEAR ENDED DECEMBER 31,
                                                       FEBRUARY 28, 2001              2000
                                                      -------------------   ------------------------
                                                                 ADVANTA                   ADVANTA
                                                      ADVANTA    LEASING      ADVANTA      LEASING
                                                      MORTGAGE   SERVICES    MORTGAGE      SERVICES
----------------------------------------------------------------------------------------------------
Interest revenue                                      $ 18,922     N/A       $ 164,142     $ 15,632
Noninterest revenues                                    17,709     N/A          37,679        9,459
Interest expense                                       (11,160)    N/A         (93,845)     (12,777)
Other expenses                                         (37,721)    N/A        (245,004)     (38,864)
Income tax benefit                                       3,812     N/A               0            0
----------------------------------------------------------------------------------------------------
Loss from discontinued operations, net of tax         $ (8,438)    N/A       $(137,028)    $(26,550)
====================================================================================================

     We allocated interest expense to the discontinued operations based on the ratio of net assets of discontinued operations to the total net assets of the consolidated company.

     The components of the gain (loss) on discontinuance of our mortgage and leasing businesses in the years ended December 31 were as follows:

                                                 2002                  2001                  2000
                                          -------------------   -------------------   -------------------
                                                     ADVANTA               ADVANTA               ADVANTA
                                          ADVANTA    LEASING    ADVANTA    LEASING    ADVANTA    LEASING
                                          MORTGAGE   SERVICES   MORTGAGE   SERVICES   MORTGAGE   SERVICES
---------------------------------------------------------------------------------------------------------
Pretax gain (loss) on discontinuance of
  mortgage and leasing businesses         $(25,300)  $11,300    $20,753    $(45,000)     $0      $(4,298)
Income tax (expense) benefit                 9,740    (4,350)    (8,637)      1,245       0            0
---------------------------------------------------------------------------------------------------------
Gain (loss) on discontinuance of
  mortgage and leasing businesses, net
  of tax                                  $(15,560)  $ 6,950    $12,116    $(43,755)     $0      $(4,298)
=========================================================================================================

     The proceeds from the Mortgage Transaction exceeded $1 billion, subject to closing adjustments, resulting in an estimated pretax gain in the year ended December 31, 2001 of $20.8 million after transaction expenses, severance expenses and other costs. The gain does not reflect any impact from the post-closing adjustment process that has not yet been completed due to litigation related to the Mortgage Transaction. See Note 11. In the year ended December 31, 2002, we increased our estimate of other costs related to our exit from the mortgage business by $25.3 million, comprised of $7.5 million for a litigation settlement related to a mortgage loan servicing agreement termination fee collected in December 2000, and $17.8 million primarily related to an increase in our estimated future costs of mortgage business-related contingent liabilities. The $17.8 million charge relates primarily to an increase in our estimated 2002 and future costs of mortgage business-related contingent liabilities in connection with (1) contingent liabilities and litigation costs arising from the operation of the mortgage business prior to the Mortgage Transaction that were not assumed by the buyer, and (2) costs related to Advanta's litigation with Chase Manhattan Mortgage Corporation in connection with the Mortgage Transaction. The change in estimate reflects the legal and consulting fees and other costs that we expect to incur based on current levels of contingent liabilities and expense rates, and considers the status of the discovery process associated with the Mortgage Transaction litigation.

     In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. Estimated operating results of the leasing business included estimated valuations of retained interests in leasing securitizations, estimated cash flows from on-balance sheet lease receivables, interest expense and operating expenses. In the year ended December 31, 2001, we recorded an additional $45.0 million pretax loss due to a change in estimate of those operating results based on credit loss experience in 2001. A principal factor contributing to the increased credit losses in 2001 was that one of our former leasing vendors had filed for bankruptcy protection and this vendor's financial problems were impacting its ability to service the leased equipment in a segment of our leasing portfolio. In the year ended December 31, 2002, we recorded an $11.3 million pretax gain on leasing discontinuance representing a revision in the estimated operating results of the leasing segment over the remaining life of the lease portfolio due primarily to favorable credit performance. The leasing portfolio performed favorably as compared to the expectations and assumptions established in 2001. This improvement was the result of successfully obtaining a replacement vendor to service leased equipment for the former leasing vendor that had filed for bankruptcy protection, as described above, and operational improvements in the leasing collections area.

     Per share data was as follows for the years ended December 31:

                                                           ADVANTA MORTGAGE        ADVANTA LEASING SERVICES
                                                       ------------------------   --------------------------
------------------------------------------------------------------------------------------------------------
                                                        2002     2001     2000     2002     2001      2000
------------------------------------------------------------------------------------------------------------
Basic loss from discontinued operations per common
  share
  Class A                                                 N/A   $(0.33)  $(5.45)    N/A       N/A    $(1.06)
  Class B                                                 N/A    (0.33)   (5.45)    N/A       N/A     (1.06)
  Combined                                                N/A    (0.33)   (5.45)    N/A       N/A     (1.06)
Diluted loss from discontinued operations per common
  share
  Class A                                                 N/A   $(0.33)  $(5.41)    N/A       N/A    $(1.05)
  Class B                                                 N/A    (0.33)   (5.41)    N/A       N/A     (1.05)
  Combined                                                N/A    (0.33)   (5.41)    N/A       N/A     (1.05)
Basic gain (loss), net, on discontinuance of mortgage
  and leasing businesses, net of tax, per common
  share
  Class A                                              $(0.62)  $ 0.47   $ 0.00   $0.28    $(1.70)   $(0.17)
  Class B                                               (0.62)    0.47     0.00    0.28     (1.70)    (0.17)
  Combined                                              (0.62)    0.47     0.00    0.28     (1.70)    (0.17)
Diluted gain (loss), net, on discontinuance of
  mortgage and leasing businesses, net of tax, per
  common share
  Class A                                              $(0.62)  $ 0.47   $ 0.00   $0.28    $(1.70)   $(0.17)
  Class B                                               (0.62)    0.47     0.00    0.28     (1.70)    (0.17)
  Combined                                              (0.62)    0.47     0.00    0.28     (1.70)    (0.17)
============================================================================================================

     The components of assets of discontinued operations, net, were as follows at December 31:

                                                                2002       2001
---------------------------------------------------------------------------------
Loans and leases, net                                         $ 40,064   $ 52,739
Other assets                                                    91,686    100,061
Liabilities                                                     (4,638)   (10,397)
---------------------------------------------------------------------------------
Assets of discontinued operations, net                        $127,112   $142,403
=================================================================================

     As discussed above, we will continue to service the existing lease portfolio. At December 31, 2002, there were $152 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $57 million. At December 31, 2001, there were $365 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $44 million. The retained interests in leasing securitizations are included in assets of discontinued operations in the consolidated balance sheets. At December 31, 2002, the fair value of the retained interests in leasing securitizations was estimated using a 12% discount rate on future cash flows, loss rates ranging from 5.0% to 5.4% and a weighted average life of 0.9 years. Actual results may vary from our estimates, and the impact of any differences will be recognized in income when determined. At December 31, 2001, the fair value of the retained interests in leasing securitizations was estimated using a 12.0% discount rate on future cash flows, loss rates ranging from 9.0% to 9.9% and a weighted average life of 1.1 years.

     We use interest rate swaps to manage the impact of fluctuating interest rates on the fair value of certain retained interests in leasing securitizations. The interest rate swaps effectively convert a leasing off-balance sheet variable securitization to a fixed rate. At December 31, 2002, the notional amount of interest rate swaps outstanding relating to leasing securitizations was $39.6 million, and the estimated fair value was a liability of $1.2 million. At December 31, 2001, the notional amount of interest rate swaps outstanding relating to leasing securitizations was $113.6 million, and the estimated fair value was a liability of $3.5 million. The interest rate swaps are recorded at fair value with changes in fair value recorded in Advanta Leasing Services operating results. As discussed above, the estimated operating results of Advanta Leasing Services through the remaining term of the lease portfolio were estimated in the determination of the loss on discontinuance.

NOTE 23.  CALCULATION OF EARNINGS PER SHARE

The following table shows the calculation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

                                                                2002       2001       2000
---------------------------------------------------------------------------------------------
Income (loss) from continuing operations                      $(15,572)  $(30,456)  $  11,192
  Less: Preferred A dividends                                     (141)      (141)       (141)
---------------------------------------------------------------------------------------------
Income (loss) from continuing operations allocable to common
  shareholders                                                 (15,713)   (30,597)     11,051
Loss from discontinued operations, net of tax                        0     (8,438)   (163,578)
Loss, net, on discontinuance of mortgage and leasing
  businesses, net of tax                                        (8,610)   (31,639)     (4,298)
---------------------------------------------------------------------------------------------
Net loss allocable to common shareholders                      (24,323)   (70,674)   (156,825)
  Less: Class A dividends declared                              (2,302)    (2,294)     (2,236)
  Less: Class B dividends declared                              (5,540)    (5,224)     (5,118)
---------------------------------------------------------------------------------------------
Undistributed net loss                                        $(32,165)  $(78,192)  $(164,179)
---------------------------------------------------------------------------------------------
Basic income (loss) from continuing operations per common
  share
  Class A                                                     $  (0.69)  $  (1.23)  $    0.39
  Class B                                                        (0.59)     (1.17)       0.47
  Combined (1)                                                   (0.63)     (1.19)       0.44
Diluted income (loss) from continuing operations per common
  share
  Class A                                                     $  (0.69)  $  (1.23)  $    0.39
  Class B                                                        (0.59)     (1.17)       0.46
  Combined (1)                                                   (0.63)     (1.19)       0.44
Basic net loss per common share
  Class A                                                     $  (1.03)  $  (2.79)  $   (6.28)
  Class B                                                        (0.94)     (2.73)      (6.21)
  Combined (1)                                                   (0.97)     (2.75)      (6.24)
Diluted net loss per common share
  Class A                                                     $  (1.03)  $  (2.79)  $   (6.23)
  Class B                                                        (0.94)     (2.73)      (6.16)
  Combined (1)                                                   (0.97)     (2.75)      (6.19)
---------------------------------------------------------------------------------------------
Basic weighted average common shares outstanding
  Class A                                                        9,152      9,101       9,110
  Class B                                                       15,909     16,581      16,033
  Combined                                                      25,061     25,682      25,143
Options B                                                            0          0          95
Restricted shares Class A                                            0          0          39
Restricted shares Class B                                            0          0          74
Diluted weighted average common shares outstanding
  Class A                                                        9,152      9,101       9,149
  Class B                                                       15,909     16,581      16,202
  Combined                                                      25,061     25,682      25,351
Antidilutive shares
  Options Class B                                                4,838      2,629       2,097
  Restricted shares Class B                                      2,446        516       1,059
=============================================================================================

(1) Combined represents a weighted average of Class A and Class B earnings per common share.

NOTE 24. PARENT COMPANY FINANCIAL STATEMENTS

ADVANTA CORP. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

                                                                  DECEMBER 31,
----------------------------------------------------------------------------------
                                                                2002        2001
----------------------------------------------------------------------------------
ASSETS
Cash                                                          $ 76,563    $ 80,160
Restricted interest-bearing deposits                             5,302      10,567
Investments                                                     13,984      69,475
Investments in and advances to bank and insurance
  subsidiaries                                                 284,245     239,440
Investments in and advances to other subsidiaries              337,017     353,460
Premises and equipment                                           1,237       1,153
Other assets                                                   116,469     135,708
----------------------------------------------------------------------------------
          Total assets                                        $834,817    $889,963
----------------------------------------------------------------------------------
LIABILITIES
Debt                                                          $418,979    $426,674
Other borrowings                                                     0      32,317
Other liabilities                                               94,525      64,673
----------------------------------------------------------------------------------
          Total liabilities                                    513,504     523,664
----------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                  1,010       1,010
Common stock                                                       304         279
Other stockholders' equity                                     319,999     365,010
----------------------------------------------------------------------------------
          Total stockholders' equity                           321,313     366,299
----------------------------------------------------------------------------------
          Total liabilities and stockholders' equity          $834,817    $889,963
==================================================================================

     The parent company guarantees certain lease payments of its subsidiaries in connection with lease agreements extending through November 30, 2006. At December 31, 2002, the maximum amount of undiscounted future payments that the parent could be required to make under these lease agreement guarantees was $3.8 million. The parent company also guarantees payments of distributions and other amounts due on mandatorily redeemable preferred capital securities of its subsidiary Advanta Capital Trust I. See Note 12 for the terms of the mandatorily redeemable preferred capital securities. At December 31, 2002, the maximum amount of undiscounted future payments that the parent could be required to make under this guarantee was $324.8 million, representing the amount of capital securities outstanding of $100 million at December 31, 2002 and future dividends of approximately $9 million per year through December 2026. Advanta Capital Trust I holds $103 million of junior subordinated debentures of the parent, which are included in debt on the condensed balance sheet above.

ADVANTA CORP. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                             2002        2001         2000
---------------------------------------------------------------------------------------------
INCOME (LOSS):
  Dividends from bank and insurance subsidiaries (1)       $  2,152    $  97,534    $       0
  Dividends from other subsidiaries                             278          278          278
  Interest income                                             4,886       22,470       40,481
  Other revenues, net                                           696       22,476       37,912
  Loss on transfer of consumer credit card business         (43,000)           0            0
---------------------------------------------------------------------------------------------
          Total income (loss)                               (34,988)     142,758       78,671
---------------------------------------------------------------------------------------------
EXPENSES:
  Interest expense                                           29,739       54,810       69,482
  Operating expenses                                          7,204       64,676       73,099
  Unusual charges                                                 0       30,142            0
---------------------------------------------------------------------------------------------
          Total expenses                                     36,943      149,628      142,581
---------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes and
  equity in undistributed net income (loss) in
  subsidiaries                                              (71,931)      (6,870)     (63,910)
Income tax benefit                                          (12,773)     (15,017)     (30,317)
---------------------------------------------------------------------------------------------
Income (loss) from continuing operations before equity in
  undistributed net income (loss) of subsidiaries           (59,158)       8,147      (33,593)
Loss on discontinuance of mortgage business, net of tax      (8,238)      (5,962)           0
---------------------------------------------------------------------------------------------
Income (loss) before equity in undistributed net income
  (loss) of subsidiaries                                    (67,396)       2,185      (33,593)
Equity in undistributed net income (loss) of subsidiaries    43,214      (72,718)    (123,091)
---------------------------------------------------------------------------------------------
NET LOSS                                                   $(24,182)   $ (70,533)   $(156,684)
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

     The Parent Company Only Statements of Changes in Stockholders' Equity are the same as the Consolidated Statements of Changes in Stockholders' Equity.

ADVANTA CORP. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------
                                                            2002         2001         2000
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  $ (24,182)   $ (70,533)   $(156,684)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Equity in net loss (income) of subsidiaries               (45,644)     (25,094)     122,813
  Dividends received from subsidiaries                        2,430        6,378          278
  Depreciation                                                  118        2,241        2,523
  Change in other assets and other liabilities               75,618       32,493      (31,647)
---------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities           8,340      (54,515)     (62,717)
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Investments in subsidiaries                                (2,332)      (3,991)    (119,226)
  Return of investment from subsidiaries                      7,577      267,648       22,453
  Purchase of investments available for sale               (301,151)    (744,610)    (156,661)
  Proceeds from sales of investments available for sale     302,687      262,301           72
  Proceeds from maturing investments available for sale      19,382      503,369      152,482
  Net change in commercial paper equivalents and
     interest-bearing deposits                               38,738       (6,894)     342,793
  Net change in premises and equipment                         (202)       6,010       (6,941)
---------------------------------------------------------------------------------------------
Net cash provided by investing activities                    64,699      283,833      234,972
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of debt                            111,515      182,973      256,091
  Payments on redemption of debt                           (141,910)    (611,172)    (285,472)
  (Increase) decrease in affiliate borrowings                 9,250      123,034       (4,452)
  Increase (decrease) in other borrowings                   (32,317)      32,317            0
  Proceeds from exercise of stock options                       363        3,480          155
  Cash dividends paid                                        (7,983)      (7,659)      (7,495)
  Stock buyback                                             (15,554)      (7,505)           0
---------------------------------------------------------------------------------------------
Net cash used in financing activities                       (76,636)    (284,532)     (41,173)
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash                              (3,597)     (55,214)     131,082
Cash at beginning of year                                    80,160      135,374        4,292
---------------------------------------------------------------------------------------------
Cash at end of year                                       $  76,563    $  80,160    $ 135,374
=============================================================================================

     In 2001, noncash transactions of the Parent Company included noncash dividends of $91.4 million from subsidiaries, noncash investment in subsidiaries of $22.3 million, noncash return of investments from subsidiaries of $50.9 million and noncash affiliate borrowings of $69.1 million. There were no significant noncash transactions of the Parent Company in 2002 or 2000.

NOTE 25.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments are as follows at December 31:

                                                          2002                    2001
----------------------------------------------------------------------------------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   AMOUNT      VALUE       AMOUNT      VALUE
----------------------------------------------------------------------------------------------
Financial assets:
  Cash                                            $ 14,834    $ 14,834    $ 20,952    $ 20,952
  Federal funds sold                               332,257     332,257     229,889     229,889
  Restricted interest-bearing deposits              79,449      79,449     113,956     113,956
  Investments available for sale                   171,222     171,222     246,679     246,679
  Receivables, net                                 455,347     479,081     423,407     451,966
  Accounts receivable from securitizations         198,238     198,238     168,983     168,983
Financial liabilities:
  Demand and savings deposits                     $  8,941    $  8,941    $ 10,010    $ 10,010
  Time deposits                                    705,087     715,032     626,905     633,506
  Debt                                             315,886     318,268     323,582     332,522
  Other borrowings                                       0           0      32,317      32,317
Off-balance sheet financial instruments:
  Commitments to extend credit                    $      0    $      0    $      0    $      0
----------------------------------------------------------------------------------------------

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

RECEIVABLES, NET

The fair values of receivables are estimated using a discounted cash flow analysis that incorporates estimates of the excess of the weighted average interest and fee yield over the aggregate cost of funds, servicing costs and an estimate of future credit losses over the life of the receivables.

ACCOUNTS RECEIVABLE FROM SECURITIZATIONS

Retained interests in securitizations are carried at fair value. The fair values of retained interests in securitizations are estimated based on discounted cash flow analyses as described in Note 2. See Note 6 for the assumptions used in the estimation of fair values of the retained interests in securitizations.

     The carrying amount is a reasonable estimate of the fair value of other components of accounts receivable from securitizations based on the short-term nature of the assets.

DEMAND AND SAVINGS DEPOSITS

The fair value of demand and money market savings deposits is the amount payable on demand at the reporting date. This fair value does not include any benefit that may result from the low cost of funding provided by these deposits compared to the cost of borrowing funds in the market.

TIME DEPOSITS

The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flow analyses based on the rates currently offered for deposits of similar remaining maturities.

DEBT

The fair value of our debt is estimated using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

OTHER BORROWINGS

There were no other borrowings at December 31, 2002. Other borrowings at December 31, 2001 consisted of securities sold under repurchase agreements. The carrying amount of borrowings under repurchase agreements, which matured within ninety days, approximated their fair value.

COMMITMENTS TO EXTEND CREDIT

There is no fair value associated with commitments to extend credit to our business credit card customers, since any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements. We had commitments to extend credit of $6.1 billion at December 31, 2002 and $4.6 billion at December 31, 2001.

NOTE 26.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap agreements generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. During 2001 and 2000, we used interest rate swaps to manage the impact of fluctuating interest rates on our cost of funds. The interest rate swaps effectively converted fixed rate medium-term notes to a LIBOR-based variable rate. There were no interest rate swaps or other derivatives outstanding related to continuing operations at December 31, 2002 or 2001 because of the substantial reduction in outstanding medium-term notes subsequent to the Mortgage Transaction in 2001. See Note 22 for a discussion of derivatives used in discontinued operations.

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

                                                                TOTAL
-----------------------------------------------------------------------
Balance at 12/31/99                                           $ 619,500
  Maturities                                                   (425,000)
-----------------------------------------------------------------------
Balance at 12/31/00                                           $ 194,500
  Maturities                                                   (102,000)
  Terminations                                                  (92,500)
-----------------------------------------------------------------------
Balance at 12/31/01                                           $       0
  Maturities                                                          0
  Terminations                                                        0
-----------------------------------------------------------------------
Balance at 12/31/02                                           $       0
=======================================================================

     There were no net gains (losses) from hedge ineffectiveness or from excluding a portion of a derivative instrument's gain or loss from the assessment of hedge effectiveness included in other income in the periods presented. There was also no gain or loss recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Advanta Corp.:

     We have audited the accompanying consolidated balance sheet of Advanta Corp. (a Delaware corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements of Advanta Corp. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Advanta Corp. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                                    /s/ KPMG LLP
Philadelphia, PA
March 24, 2003

THE REPORT BELOW IS A COPY OF A PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

                                                         /s/ ARTHUR ANDERSEN LLP
Philadelphia, PA
March 15, 2002

REPORT OF MANAGEMENT

To the Stockholders of Advanta Corp.:

     The management of Advanta Corp. and its subsidiaries ("Advanta") is responsible for the preparation, content, integrity and objectivity of the consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and as such must, by necessity, include amounts based upon estimates and judgments made by management. The other financial information included in this Form 10-K was also prepared by management and is consistent with the financial statements.

     Management is responsible for establishing and maintaining an effective internal control structure over financial reporting. These systems and controls are designed to provide reasonable, but not absolute, assurance that assets are safeguarded, that transactions are properly recorded and executed in accordance with management's authorization and that financial statements are reliable. Advanta's control structure includes: (l) organizational and budgetary arrangements which provide reasonable assurance that errors or irregularities would be detected promptly; (2) careful selection of personnel and communications programs aimed at assuring that policies and standards are understood by employees; (3) continuing management review and evaluation of systems and controls; (4) disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (5) a program of independent internal audit and risk management reviews to ensure compliance. Internal controls, disclosure controls and procedures, and corporate-wide systems, processes and procedures are regularly evaluated and enhanced.

     The consolidated financial statements for 2002 have been audited by KPMG LLP, independent auditors. Their audit was conducted in accordance with auditing standards generally accepted in the United States and considered Advanta's system of internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Their report is printed herewith. The Audit Committee of the Board of Directors, which consists solely of outside directors, meets at least quarterly with the independent auditors, Corporate Audit, Risk Management and representatives of management to discuss, among other items, accounting and financial reporting matters. Advanta's independent auditors, Corporate Audit function, Risk Management function and the Audit Committee have free access to each other.

     The management of Advanta evaluated its disclosure controls and procedures as of December 31, 2002. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2002, Advanta maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation.

      /s/ DENNIS ALTER              /s/ PHILIP M. BROWNE          /s/ DAVID B. WEINSTOCK
-----------------------------   -----------------------------  -----------------------------
  Chairman of the Board and       Senior Vice President and      Vice President and Chief
   Chief Executive Officer         Chief Financial Officer          Accounting Officer
       March 24, 2003                  March 24, 2003                 March 24, 2003

SUPPLEMENTAL SCHEDULES (UNAUDITED)

QUARTERLY DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 2002
-----------------------------------------------------------------------------------------------------
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
-----------------------------------------------------------------------------------------------------
Interest income                                     $ 27,044        $23,919      $26,235     $26,406
Interest expense                                      11,049         11,052       12,369      13,110
-----------------------------------------------------------------------------------------------------
Net interest income                                   15,995         12,867       13,866      13,296
Provision for credit losses                            9,444          9,421       11,341      10,700
-----------------------------------------------------------------------------------------------------
Net interest income after provision for credit
  losses                                               6,551          3,446        2,525       2,596
-----------------------------------------------------------------------------------------------------
Noninterest revenues (1)                              22,448         58,021       61,165      55,467
Operating expenses                                    53,919         48,977       49,887      48,958
Minority interest in income of consolidated
  subsidiary                                           2,220          2,220        2,220       2,220
-----------------------------------------------------------------------------------------------------
Total expenses                                        56,139         51,197       52,107      51,178
-----------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    (27,140)        10,270       11,583       6,885
Income (loss) from continuing operations             (33,246)         6,316        7,124       4,234
Loss, net, on discontinuance of mortgage and
  leasing businesses, net of tax (2)                       0              0       (8,610)          0
-----------------------------------------------------------------------------------------------------
Net income (loss)                                   $(33,246)       $ 6,316      $(1,486)    $ 4,234
-----------------------------------------------------------------------------------------------------
Basic income (loss) from continuing operations
  per common share
  Class A                                           $  (1.38)       $  0.24      $  0.27     $  0.14
  Class B                                              (1.35)          0.26         0.29        0.17
  Combined (3)                                         (1.36)          0.25         0.28        0.16
-----------------------------------------------------------------------------------------------------
Diluted income (loss) from continuing operations
  per common share
  Class A                                           $  (1.38)       $  0.23      $  0.26     $  0.14
  Class B                                              (1.35)          0.25         0.27        0.17
  Combined (3)                                         (1.36)          0.25         0.27        0.16
-----------------------------------------------------------------------------------------------------
Basic net income (loss) per common share
  Class A                                           $  (1.38)       $  0.24      $ (0.07)    $  0.14
  Class B                                              (1.35)          0.26        (0.05)       0.17
  Combined (3)                                         (1.36)          0.25        (0.06)       0.16
-----------------------------------------------------------------------------------------------------
Diluted net income (loss) per common share
  Class A                                           $  (1.38)       $  0.23      $ (0.06)    $  0.14
  Class B                                              (1.35)          0.25        (0.05)       0.17
  Combined (3)                                         (1.36)          0.25        (0.06)       0.16
-----------------------------------------------------------------------------------------------------
Basic weighted average common shares outstanding
  Class A                                              9,171          9,162        9,144       9,133
  Class B                                             15,292         15,876       16,176      16,301
  Combined (3)                                        24,463         25,038       25,320      25,434
-----------------------------------------------------------------------------------------------------
Diluted weighted average common shares
  outstanding
  Class A                                              9,171          9,163        9,150       9,139
  Class B                                             15,292         16,501       17,640      16,980
  Combined (3)                                        24,463         25,664       26,790      26,119
-----------------------------------------------------------------------------------------------------

(1) Noninterest revenues for the three months ended December 31, 2002 included a $43.0 million pretax loss on the transfer of our consumer credit card business. See Note 11 to the consolidated financial statements.
(2) See Note 22 to the consolidated financial statements.
(3) Combined represents a weighted average of Class A and Class B (see Note 2 to the consolidated financial statements).

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 2001
-----------------------------------------------------------------------------------------------------
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
-----------------------------------------------------------------------------------------------------
Interest income                                     $27,283        $ 29,048      $35,413    $ 36,191
Interest expense                                     15,156          16,919       26,119      24,276
-----------------------------------------------------------------------------------------------------
Net interest income                                  12,127          12,129        9,294      11,915
Provision for credit losses                          10,124           9,528        8,384       7,940
-----------------------------------------------------------------------------------------------------
Net interest income after provision for credit
  losses                                              2,003           2,601          910       3,975
-----------------------------------------------------------------------------------------------------
Noninterest revenues                                 61,180          46,631       43,253      27,812
Operating expenses                                   48,275          44,742       44,116      43,053
Minority interest in income of consolidated
  subsidiary                                          2,220           2,220        2,220       2,220
Unusual charges (1)                                       0               0        1,000      40,750
-----------------------------------------------------------------------------------------------------
Total expenses                                       50,495          46,962       47,336      86,023
-----------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    12,688           2,270       (3,173)    (54,236)
Income (loss) from continuing operations              7,803           2,270       (3,173)    (37,356)
Loss from discontinued operations, net of tax             0               0            0      (8,438)
Gain (loss), net, on discontinuance of mortgage
  and leasing businesses, net of tax (2)                  0         (44,000)      (4,000)     16,361
-----------------------------------------------------------------------------------------------------
Net income (loss)                                   $ 7,803        $(41,730)     $(7,173)   $(29,433)
-----------------------------------------------------------------------------------------------------
Basic income (loss) from continuing operations
  per common share
  Class A                                           $  0.29        $   0.08      $ (0.13)   $  (1.49)
  Class B                                              0.31            0.09        (0.12)      (1.48)
  Combined (3)                                         0.30            0.09        (0.12)      (1.48)
-----------------------------------------------------------------------------------------------------
Diluted income (loss) from continuing operations
  per common share
  Class A                                           $  0.29        $   0.08      $ (0.13)   $  (1.49)
  Class B                                              0.31            0.09        (0.12)      (1.48)
  Combined (3)                                         0.30            0.09        (0.12)      (1.48)
-----------------------------------------------------------------------------------------------------
Basic net income (loss) per common share
  Class A                                           $  0.29        $  (1.62)     $ (0.29)   $  (1.18)
  Class B                                              0.31           (1.60)       (0.27)      (1.16)
  Combined (3)                                         0.30           (1.61)       (0.28)      (1.17)
-----------------------------------------------------------------------------------------------------
Diluted net income (loss) per common share
  Class A                                           $  0.29        $  (1.60)     $ (0.29)   $  (1.18)
  Class B                                              0.31           (1.59)       (0.27)      (1.16)
  Combined (3)                                         0.30           (1.59)       (0.28)      (1.17)
-----------------------------------------------------------------------------------------------------
Basic weighted average common shares outstanding
  Class A                                             9,125           9,116        9,098       9,103
  Class B                                            16,552          16,820       16,744      16,200
  Combined (3)                                       25,677          25,936       25,842      25,303
-----------------------------------------------------------------------------------------------------
Diluted weighted average common shares
  outstanding
  Class A                                             9,128           9,120        9,098       9,103
  Class B                                            16,716          17,121       16,744      16,200
  Combined (3)                                       25,844          26,241       25,842      25,303
-----------------------------------------------------------------------------------------------------

(1) See Note 20 to the consolidated financial statements.
(2) See Note 22 to the consolidated financial statements.
(3) Combined represents a weighted average of Class A and Class B (see Note 2 to the consolidated financial statements).

                 ALLOCATION OF ALLOWANCE FOR RECEIVABLE LOSSES

($ IN THOUSANDS)                                                          DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
                                          2002             2001             2000             1999               1998
                                      -------------    -------------    -------------    -------------    -----------------
                                      AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT     %     AMOUNT       %
---------------------------------------------------------------------------------------------------------------------------
Business credit cards                 $44,466    96%   $41,169    98%   $33,165    99%   $14,663    99%   $ 6,916      65%
Other receivables                       1,693     4        802     2        202     1        202     1      3,734      35
---------------------------------------------------------------------------------------------------------------------------
        Total                         $46,159   100%   $41,971   100%   $33,367   100%   $14,865   100%   $10,650     100%
===========================================================================================================================

                        COMPOSITION OF GROSS RECEIVABLES

($ IN THOUSANDS)                                                       DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
                                     2002              2001              2000              1999                1998
                                --------------    --------------    --------------    --------------    -------------------
                                 AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT     %      AMOUNT       %
---------------------------------------------------------------------------------------------------------------------------
Business credit cards           $445,083    95%   $416,265    94%   $335,087    93%   $275,095    90%   $150,022      89%
Other receivables                 25,589     5      28,189     6      24,203     7      30,302    10      17,862      11
---------------------------------------------------------------------------------------------------------------------------
        Total                   $470,672   100%   $444,454   100%   $359,290   100%   $305,397   100%   $167,884     100%
===========================================================================================================================

             YIELD AND MATURITY OF INVESTMENTS AT DECEMBER 31, 2002

($ IN THOUSANDS)                                                       MATURING
------------------------------------------------------------------------------------------------------------------------------
                                                        AFTER ONE BUT            AFTER FIVE BUT
                             WITHIN ONE YEAR          WITHIN FIVE YEARS         WITHIN TEN YEARS           AFTER TEN YEARS
                         -----------------------   -----------------------   -----------------------   -----------------------
                         MARKET VALUE   YIELD(3)   MARKET VALUE   YIELD(3)   MARKET VALUE   YIELD(3)   MARKET VALUE   YIELD(3)
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other
  U.S. Government
  securities               $22,723        1.61%       $1,534        2.66%       $5,000        2.42%       $    0        0.00%
State and municipal
  securities (1)               117        5.02           494        5.39           817        4.21           874        5.37
Other (2)                        0        0.00             0        0.00         2,815        6.50         4,692        6.19
------------------------------------------------------------------------------------------------------------------------------
Total investments
  available for sale       $22,840        1.63%       $2,028        3.33%       $8,632        3.92%       $5,566        6.06%
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

                 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                              DECEMBER 31,
($ IN THOUSANDS)                                                  2002
--------------------------------------------------------------------------
Maturity:

  3 months or less                                              $ 25,343
  Over 3 months through 6 months                                  15,375
  Over 6 months through 12 months                                217,176
  Over 12 months                                                  92,581
--------------------------------------------------------------------------
          Total                                                 $350,475
==========================================================================

                    COMMON STOCK PRICE RANGES AND DIVIDENDS

Advanta's common stock is traded on the National Market tier of The Nasdaq Stock Market under the symbols ADVNA (Class A voting common stock) and ADVNB (Class B non-voting common stock). Following are the high, low and closing prices and cash dividends declared for the last two years as they apply to each class of stock:

                                                                                         CASH
                                                                                       DIVIDENDS
QUARTER ENDED:                                            HIGH      LOW      CLOSE     DECLARED
------------------------------------------------------------------------------------------------
Class A:
------------------------------------------------------------------------------------------------
  March 31, 2001                                         $16.00    $ 8.75    $15.81     $0.063
  June 30, 2001                                           16.00     12.86     16.00      0.063
  September 30, 2001                                      19.10      8.00      9.40      0.063
  December 31, 2001                                       11.72      8.00      9.94      0.063

  March 31, 2002                                         $12.90    $ 8.47    $12.76     $0.063
  June 30, 2002                                           14.55     10.40     10.86      0.063
  September 30, 2002                                      11.45      7.60     10.05      0.063
  December 31, 2002                                       11.00      8.25      8.98      0.063
------------------------------------------------------------------------------------------------
Class B:
------------------------------------------------------------------------------------------------
  March 31, 2001                                         $14.00    $ 7.16    $13.69     $0.076
  June 30, 2001                                           14.00     11.90     13.97      0.076
  September 30, 2001                                      17.10      8.10      8.95      0.076
  December 31, 2001                                       10.79      6.85      9.10      0.076

  March 31, 2002                                         $11.99    $ 7.90    $11.99     $0.076
  June 30, 2002                                           14.04     10.24     10.93      0.076
  September 30, 2002                                      11.44      7.35     10.33      0.076
  December 31, 2002                                       11.10      8.00      9.39      0.076
================================================================================================

     At December 31, 2002, Advanta had approximately 252 holders of record of Class A stock and 673 holders of record of Class B stock.

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

ITEM 11.  EXECUTIVE COMPENSATION

The text of the Proxy Statement under the captions "Executive compensation," "Report on Executive Compensation" and "Election of Directors - Committees, Meetings and Compensation of the Board of Directors," "-- Compensation Committee Interlocks and Insider Participation" and "-- Other Matters" are hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The text of the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" are hereby incorporated herein by reference.

     The following table provides information about equity awards under our 2000 Omnibus Stock Incentive Plan and our Employee Stock Purchase Plan as of December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

-------------------------------------------------------------------------------------------------------------------
                                        (A)                            (B)                           (C)
-------------------------------------------------------------------------------------------------------------------
                                                                                            NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE FOR
                             NUMBER OF SECURITIES TO BE                                     FUTURE ISSUANCE UNDER
                              ISSUED UPON EXERCISE OF       WEIGHTED-AVERAGE EXERCISE     EQUITY COMPENSATION PLANS
                                OUTSTANDING OPTIONS,      PRICE OF OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                   WARRANTS AND RIGHTS            WARRANTS AND RIGHTS        REFLECTED IN COLUMN (A))
-------------------------------------------------------------------------------------------------------------------
Equity Compensation plans
  approved by shareholders            4,775,952[1]                   $10.01                       8,793,217[2]
-------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
  not approved by
  shareholders[3]                            --                          --                              --
-------------------------------------------------------------------------------------------------------------------
Total                                 4,775,952                      $10.01                       8,793,217[2][3]
===================================================================================================================

(1) Does not include 2,492,102 shares of restricted Class B Common Stock granted pursuant to the Advanta Corp. 2000 Omnibus Stock Incentive Plan. Generally, restrictions on these shares may be removed between 2003 and 2012.

(2) All of the shares remaining available for future issuance are available under the 2000 Omnibus Stock Incentive Plan which provides for the issuance of stock options, restricted stock, stock appreciation rights, phantom shares and other awards (collectively, "Awards").

(3) Advanta Corp.'s Employee Stock Purchase Plan (ESPP) does not specify a maximum number of shares that may be issued. An aggregate of 37,864 shares of Class B Common Stock were purchased under the ESPP in 2002.

ADVANTA CORP. 2000 OMNIBUS STOCK INCENTIVE PLAN

The 2000 Omnibus Stock Incentive Plan (the "Omnibus Plan") was adopted by the Board of Directors in April 2000 and approved by the shareholders of the Company on June 7, 2000. The Omnibus Plan provides for the issuance of a maximum of 20,000,000 shares of Class B Common Stock (including 9,860,191 shares that were available for issuance under the Company's prior stock incentive plans that were in effect at the time the Omnibus Plan was approved by the shareholders and which plans were amended and restated by the Omnibus Plan). The plan provides for the issuance of options to acquire Class B Common Stock, awards of Class B Common Stock and/or awards of stock appreciation rights (referred to collectively as "Awards"). Shares of Class B Common Stock awarded pursuant to the plan must be authorized and unissued shares or shares acquired for the treasury of the Company. Generally, if an Award granted under the Omnibus Plan expires, terminates or lapses for any reason, without the issuance of shares of Class B Common Stock thereunder such shares shall be available for reissuance under the Omnibus Plan. Employees and directors of the Company, and consultants and advisors to the Company who render bona fide services to the Company unrelated to the offer of securities are eligible to receive Awards under the Omnibus Plan. The terms of any Award made pursuant to the Omnibus Plan are described and established in a grant document provided to the Award recipient. No Awards may be granted under the Omnibus Plan after April 5, 2010. Awards granted and outstanding as of the date the Omnibus Plan terminates will not be affected by the termination of the plan. In the event of a change of control of the Company, stock options and stock appreciation rights granted pursuant to the Omnibus Plan will become immediately exercisable in full, and all Awards will become fully vested. Shares subject to Awards granted pursuant to the Omnibus Plan are subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

ADVANTA CORP. EMPLOYEE STOCK PURCHASE PLAN

In September 1989, the Board of Directors adopted its Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan is a broad-based plan that has not been approved by stockholders and is not intended to qualify as an employee stock purchase plan pursuant to Section 423 of the Internal Revenue Code, as amended. All full-time and part-time employees and non-employee directors of the Company or its subsidiaries with at least six months of service with the Company are eligible to participate in the plan. Eligible employees may acquire shares of Class B Common Stock (and under certain limited circumstances Class A Common Stock) under the plan through payroll deductions. Non-employee directors may contribute a portion of their directors' fees to the plan to purchase shares of Class B Common Stock. No individual participant may purchase more than $25,000 of stock under the plan in any one year. Shares are purchased monthly under the plan. Participants in the Stock Purchase Plan in effect purchase shares at a 15% discount from the market price because the Company contributes to the plan an amount equal to 15% of the market price of the shares actually purchased for the month, and also pays all fees and commissions relating to the administration of the Stock Purchase Plan and the purchases of shares under the plan.

     The Company's contributions under the plan are treated as taxable income to the participants and constitute compensation expense to the Company. Cash dividends received on shares owned by plan participants and held in an account for the participant under the Stock Purchase Plan are reinvested in accordance with the terms of the plan. Shares are purchased by the plan administrator on the open market, unless the Company directs the administrator to purchase shares directly from the Company. The Stock Purchase Plan does not specify a maximum number of shares that may be issued pursuant to the plan. Since 1998, all purchases under the plan have been open market purchases.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The text of the Proxy Statement under the captions "Election of Directors -- Compensation Committee Interlocks and Insider Participation" and "Election of Directors -- Other Matters" are hereby incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within the 90 days prior to the filing of this annual report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

    (a)(1)       Financial Statements.
    1.           Consolidated Balance Sheets at December 31, 2002 and 2001.
    2. Consolidated Income Statements for each of the three years in the period ended December 31, 2002.
    3. Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2002.
    4. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002.
    5.           Notes to Consolidated Financial Statements.
    (a)(2)       Schedules.
                 Other statements and schedules are not being presented either because they are not required or the information required by such statements and schedules is presented elsewhere in the financial statements.
    (a)(3)       Exhibits
    2-a Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage
                 Corporation (incorporated by reference to Annex I to Advanta
                 Corp.'s Definitive Proxy Statement filed January 25, 2001).
    2-b          Mortgage Loan Purchase and Sale Agreement, dated February
                 23, 2001, by and among Advanta Corp., Chase Manhattan
                 Mortgage Corporation, and Chase Manhattan Bank USA, National
                 Association (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated March 14,
                 2000).
    2-c          Mortgage Loan Purchase and Sale Agreement, dated February
                 28, 2001, by and among Advanta Corp., Chase Manhattan
                 Mortgage Corporation, and Chase Manhattan Bank USA, National
                 Association (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated March 14,
                 2000).
    3-a          Restated Certificate of Incorporation of Registrant
                 (incorporated by reference to Exhibit 4.1 to Pre-Effective
                 Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994), as amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant's 6 3/4%
                 Convertible Class B Preferred Stock, Series 1995 (Stock
                 Appreciation Income Linked Securities (SAILS))(incorporated by reference to Exhibit 4.3 to the Registrant's Current
                 Report on Form 8-K dated August 15, 1995), as further amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant's Series A Junior
                 Participating Preferred Stock (incorporated by reference to
                 Exhibit 1 to the Registrant's Registration Statement on Form
                 8-A, dated March 17, 1997).
    3-b By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 the Registrant's Current Report on
                 Form 8-K dated March 17, 1997).
    3-c Rights Agreement, dated as of March 14, 1997, by and between the Registrant and the Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate
                 (incorporated by reference to Exhibit 1 to the Registrant's
                 Registration Statement on Form 8-A dated March 17, 1997), as amended by Amendment No. 1, dated as of June 4, 1998
                 (incorporated by reference to Exhibit 1 to the Registrant's
                 Amended Registration Statement on Form 8-A/A, dated June 11,
                 1998), and Amendment No. 2, dated as of September 4, 1998,
                 (incorporated by reference to Exhibit 1 to the Registrant's
                 Amended Registration Statement on Form 8-A/A, dated
                 September 23, 1998).

4-a*          Trust Indenture dated April 22, 1981 between Registrant and Mellon Bank, N.A., (formerly,
              CoreStates Bank, N.A.), as Trustee, including Form of Debenture.
4-b           Specimen of Class A Common Stock Certificate and specimen of Class B Common Stock Certificate
              (incorporated by reference to Exhibit 1 of the Registrant's Amendment No. 1 to Form 8 and Exhibit
              1 to Registrant's Form 8-A, respectively, both dated April 22, 1992).
4-c           Trust Indenture dated as of November 15, 1993 between the Registrant and The Chase Manhattan Bank
              (National Association), as Trustee (incorporated by reference to Exhibit 4 to the Registrant's
              Registration Statement on Form S-3 (No. 33-50883), filed November 2, 1993).
4-d           Senior Trust Indenture, dated as of October 23, 1995, between the Registrant and Mellon Bank,
              N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Registration
              Statement on Form S-3 (File No. 33-62601), filed September 13, 1995).
4-e           Indenture dated as of December 17, 1996 between Advanta Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4-g to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
4-f           Declaration of Trust dated as of December 5, 1996 of Advanta Capital Trust I (incorporated by reference to Exhibit 4-h to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996).
4-g           Amended and Restated Declaration of Trust dated as of December 17, 1996 for Advanta Capital Trust
              I (incorporated by reference to Exhibit 4-i to the Registrant's Annual Report on Form 10-K for
              the year ended December 31, 1996).
4-h           Series A Capital Securities Guarantee Agreement dated as of December 17, 1996. (incorporated by reference to Exhibit 4-j to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1996).
10-a          Advanta Corp. 2000 Omnibus Stock Incentive Plan (incorporated by reference to 4(f) to
              Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (File No.
              333-04469).+
10-b          Card Member License Agreement between Colonial National Financial Corp. (now known as Advanta
              Bank Corp.) and MasterCard International Incorporated dated April 14, 1994 (incorporated by reference to Exhibit 10-b to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 2001).
10-c          VISA U.S.A. Inc. Membership Agreement and Principal Member Addendum executed by Advanta Corp. on
              February 27, 1997 (incorporated by reference to Exhibit 10-c to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 2001).
10-d          VISA U.S.A. Inc. Membership Agreement executed by Advanta Bank Corp. on March 3, 2000
              (incorporated by reference to Exhibit 10-d to the Registrant's Annual Report on Form 10-K for the
              year ended December 31, 2001).
10-e*         Application for membership in VISA(R) U.S.A. Inc. and Membership Agreement executed by Colonial
              National Bank USA on March 25, 1983.
10-f*         Application for membership in MasterCard(R) International, Inc. and Card Member License Agreement
              executed by Colonial National Bank USA on March 25, 1983.
10-g*         Indenture of Trust dated May 11, 1984 between Linda Alter, as settlor, and Dennis Alter, as trustee.
10-g(i)       Agreement dated October 20, 1992 among Dennis Alter, as Trustee of the trust established by the
              Indenture of Trust filed as Exhibit 10-g (the "Indenture"), Dennis Alter in his individual capacity, Linda Alter, and Michael Stolper, which Agreement modifies the Indenture (incorporated by reference to Exhibit 10-g(i) to the Registrant's Registration Statement on Form S-3 (File No.
              33-58660), filed February 23, 1993).

    10-h         Advanta Corp. Executive Deferral Plan (incorporated by reference to the Exhibit 10-j to the
                 Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).+
    10-i         Advanta Corp. Non-Employee Directors Deferral Plan (incorporated by reference to Exhibit
                 10-K to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).+
    10-j         Life Insurance Benefit for Certain Key Executives and Directors (filed herewith).+
    10-k         Amended and Restated Agreement of Limited Partnership of Advanta Partners LP, dated as of
                 October 1, 1996 (incorporated by reference to Exhibit 10-o to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1996).
    10-l         Agreement of Limited Partnership of Advanta Growth Capital Fund L.P., dated as of July 28,
                 2000 (incorporated by reference to Exhibit 10-i to the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 2000).
    10-m         Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff
                 (incorporated by reference to Exhibit 10-u to the Registrant's Annual Report on Form 10-K
                 for the year ended December 31, 1995).+
    10-n         Agreement dated May 11, 1998 between the Registrant and Philip M. Browne (incorporated by reference to Exhibit 10-r to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1998).+
    10-o         Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and
                 Fleet Financial Group (incorporated by reference to Exhibit (c)(2) to the Registrant's
                 Schedule 13E-4, dated January 20, 1998), as amended by the First Amendment to the
                 Contribution Agreement, dated as of February 10, 1998, by and among Advanta Corp., Fleet
                 Financial Group and Fleet Credit Card, LLC (incorporated by reference to Exhibit 2.2 to the
                 Registrant's Current Report on Form 8-K, filed March 6, 1998).
    10-p         Commercial Lease, dated September 28, 1995, by and between Draper Park North, L.C. and
                 Advanta Financial Corp., as amended January 31, 1996 and May 20, 1996, as amended (filed herewith).
    10-q         Master Indenture, dated as of August 1, 2000, between Wilmington Trust Company, as Owner
                 Trustee of the Advanta Business Card Master Trust and Bankers Trust Company, as Indenture
                 Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed
                 August 30, 2000 by Advanta Business Receivables Corp.).
    10-r         Series 2000-B Indenture Supplement, dated as of August 1, 2000, between Advanta Business
                 Card Master Trust and Bankers Trust Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed August 30, 2000 by Advanta Business Receivables
                 Corp.).
    10-s         Transfer and Servicing Agreement, dated as of August 1, 2000, among Advanta Business
                 Receivables Corp., Advanta Bank Corp., as Servicer, and Advanta Business Card Master Trust
                 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed August
                 30, 2000 by Advanta Business Receivables Corp.).
    10-t         Series 2000-C Indenture Supplement, dated as of November 1, 2000, between Advanta Business
                 Card Master Trust and Bankers Trust Company, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed November 21, 2000 by
                 Advanta Business Receivables Corp.).
    10-u         Advanta Business Card Master Trust Trust Agreement, dated as of August 1, 2000, between
                 Advanta Business Receivables Corp. and Wilmington Trust Company, as Owner Trustee
                 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed August
                 30, 2000 by Advanta Business Receivables Corp.).

    10-v         Series 2001-A Indenture Supplement, dated as of April 1,
                 2001, between Advanta Business Card Master Trust and Bankers
                 Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed April 24, 2001 by
                 Advanta Business Receivables Corp.).
    10-w         Series 2002-A Indenture Supplement, dated as of July 1,
                 2002, between Advanta Business Card Master Trust and
                 Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed July 26, 2002 by Advanta Business Receivables Corp.).
    10-x         Agreement and General Release between Advanta Corp. and
                 Rosemary Cauchon, dated December 18, 2002 (filed herewith).+
    10-y         Master Agreement between Dun & Bradstreet, Inc. and Advanta
                 Bank Corp., dated June 18, 2002 (filed herewith).
    10-z         Direct Marketing Agreement, dated effective as of December
                 15, 1999, by and among Advanta Bank Corp. and CFM Direct, as amended (filed herewith).
    10-aa        Advanta Corp. Employee Stock Purchase Plan, as amended
                 (filed herewith).
    10-bb        Service Agreement between First Data Resources Inc. and
                 Advanta Bank Corp., dated as of January 1, 2002
                 (incorporated by reference to Exhibit 10-u to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2001).
    10-cc Relocation Agreement, made as of June 5, 2001, by and between Advanta Corp. and Jeffrey D. Beck (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 2002).+
    10-dd Agreement of Lease, made as of January 1, 2002, by and between Advanta Corp. and Rosemary Cauchon (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 2002).+

    10-ee        Lease Agreement, dated August 4, 1995, between Ortho
                 Pharmaceutical Corporation and Advanta Corp. (filed
                 herewith).
    12           Computation of Ratio Earnings to Fixed Charges (filed
                 herewith).
    21           Subsidiaries of the Registrant (filed herewith).
    23.1         Consent of Independent Auditors (filed herewith).
    23.2         Explanation Concerning Absence of Current Written Consent of
                 Arthur Andersen LLP (filed herewith).
    24           Powers of Attorney (included on the signature page hereof).
    99.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                 (filed herewith).
    99.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                 (filed herewith).

---------------

* Incorporated by reference to the Exhibit with corresponding number constituting part of the Registrant's Registration Statement on Form S-2 (No. 33-00071), filed on September 4, 1985.

+ Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

     1. A Report on Form 8-K was filed by the Company on October 24, 2002 announcing results for the third quarter.

     2. A Report on Form 8-K was filed by the Company on November 26, 2002 announcing earnings guidance for the fiscal year 2003.

     3. A Report on Form 8-K was filed by the Company on January 17, 2003, reporting tax issues relating to tax deductions claimed by both Advanta and Fleet and a complaint filed by Fleet seeking a declaratory judgment.

     4. A Report on Form 8-K was filed by the Company on January 23, 2003, announcing results for the fourth quarter and full year 2002.

     5. A Report on Form 8-K was filed by the Company on January 27, 2003, announcing the trial court's ruling on all but one remaining issue in the lawsuit filed by Fleet against Advanta in January 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Advanta Corp.

                                          By:  /s/ WILLIAM A. ROSOFF
                                        ----------------------------------------
                                             William A. Rosoff, President and
                                             Vice Chairman of the Board

Dated: March 24, 2003

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, William A. Rosoff, Philip M. Browne, David
B. Weinstock and Elizabeth H. Mai, or any of them (with full power to each of them to act alone), his or her true and lawful attorney in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2002 relating to Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of March, 2003.

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
------------------------------------------
             Dana Becker Dunn

                   NAME                                TITLE
                   ----                                -----

                                                     Director
------------------------------------------
              Ronald Lubner

            /s/ OLAF OLAFSSON                        Director
------------------------------------------
              Olaf Olafsson

            /s/ ROBERT H. ROCK                       Director
------------------------------------------
              Robert H. Rock

           /s/ MICHAEL STOLPER                       Director
------------------------------------------
             Michael Stolper

                                 CERTIFICATIONS

I, Dennis Alter, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Advanta Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ DENNIS ALTER
                                        ----------------------------------------
                                          Dennis Alter
                                          Chief Executive Officer

March 24, 2003

I, Philip M. Browne, certify that:

     1. I have reviewed this Annual Report on Form 10-K of Advanta Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ PHILIP M. BROWNE
                                        ----------------------------------------
                                          Philip M. Browne
                                          Chief Financial Officer

March 24, 2003

                                 EXHIBIT INDEX

      EXHIBIT
       NUMBER    EXHIBIT AND MANNER OF FILING
      -------    ----------------------------
    (a)(1)       Financial Statements.
    1.           Consolidated Balance Sheets at December 31, 2002 and 2001.
    2.           Consolidated Income Statements for each of the three years in the period ended December 31, 2002.
    3.           Consolidated Statements of Changes in Stockholders' Equity
                 for each of the three years in the period ended December 31,
                 2002.
    4.           Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002.
    5.           Notes to Consolidated Financial Statements.
    (a)(2)       Schedules.
                 Other statements and schedules are not being presented
                 either because they are not required or the information
                 required by such statements and schedules is presented
                 elsewhere in the financial statements.
    (a)(3)       Exhibits
    2-a          Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage
                 Corporation (incorporated by reference to Annex I to Advanta
                 Corp.'s Definitive Proxy Statement filed January 25, 2001).
    2-b          Mortgage Loan Purchase and Sale Agreement, dated February
                 23, 2001, by and among Advanta Corp., Chase Manhattan
                 Mortgage Corporation, and Chase Manhattan Bank USA, National
                 Association (incorporated by reference to Exhibit 2.2 to the
                 Registrant's Current Report on Form 8-K dated March 14,
                 2000).
    2-c          Mortgage Loan Purchase and Sale Agreement, dated February
                 28, 2001, by and among Advanta Corp., Chase Manhattan
                 Mortgage Corporation, and Chase Manhattan Bank USA, National
                 Association (incorporated by reference to Exhibit 2.3 to the
                 Registrant's Current Report on Form 8-K dated March 14,
                 2000).
    3-a          Restated Certificate of Incorporation of Registrant
                 (incorporated by reference to Exhibit 4.1 to Pre-Effective
                 Amendment No. 1 to the Registrant's Registration Statement
                 on Form S-3 (File No. 33-53475), filed June 10, 1994), as
                 amended by the Certificate of Designations, Preferences,
                 Rights and Limitations of the Registrant's 6 3/4%
                 Convertible Class B Preferred Stock, Series 1995 (Stock
                 Appreciation Income Linked Securities (SAILS))(incorporated by reference to Exhibit 4.3 to the Registrant's Current
                 Report on Form 8-K dated August 15, 1995), as further
                 amended by the Certificate of Designations, Preferences,
                 Rights and Limitations of the Registrant's Series A Junior
                 Participating Preferred Stock (incorporated by reference to
                 Exhibit 1 to the Registrant's Registration Statement on Form
                 8-A, dated March 17, 1997).
    3-b          By-laws of the Registrant, as amended (incorporated by
                 reference to Exhibit 3.1 the Registrant's Current Report on
                 Form 8-K dated March 17, 1997).
    3-c          Rights Agreement, dated as of March 14, 1997, by and between the Registrant and the Rights Agent, which includes as
                 Exhibit B thereto the Form of Rights Certificate
                 (incorporated by reference to Exhibit 1 to the Registrant's
                 Registration Statement on Form 8-A dated March 17, 1997), as amended by Amendment No. 1, dated as of June 4, 1998
                 (incorporated by reference to Exhibit 1 to the Registrant's
                 Amended Registration Statement on Form 8-A/A, dated June 11,
                 1998), and Amendment No. 2, dated as of September 4, 1998,
                 (incorporated by reference to Exhibit 1 to the Registrant's
                 Amended Registration Statement on Form 8-A/A, dated
                 September 23, 1998).

      EXHIBIT
       NUMBER    EXHIBIT AND MANNER OF FILING
      -------    ----------------------------
    4-a*         Trust Indenture dated April 22, 1981 between Registrant and
                 Mellon Bank, N.A., (formerly, CoreStates Bank, N.A.), as
                 Trustee, including Form of Debenture.
    4-b          Specimen of Class A Common Stock Certificate and specimen of
                 Class B Common Stock Certificate (incorporated by reference to Exhibit 1 of the Registrant's Amendment No. 1 to Form 8
                 and Exhibit 1 to Registrant's Form 8-A, respectively, both dated April 22, 1992).
    4-c          Trust Indenture dated as of November 15, 1993 between the
                 Registrant and The Chase Manhattan Bank (National
                 Association), as Trustee (incorporated by reference to
                 Exhibit 4 to the Registrant's Registration Statement on Form
                 S-3 (No. 33-50883), filed November 2, 1993).
    4-d          Senior Trust Indenture, dated as of October 23, 1995,
                 between the Registrant and Mellon Bank, N.A., as Trustee
                 (incorporated by reference to Exhibit 4.1 to the
                 Registrant's Registration Statement on Form S-3 (File No.
                 33-62601), filed September 13, 1995).
    4-e          Indenture dated as of December 17, 1996 between Advanta
                 Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures (incorporated by
                 reference to Exhibit 4-g to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    4-f          Declaration of Trust dated as of December 5, 1996 of Advanta
                 Capital Trust I (incorporated by reference to Exhibit 4-h to the Registrant's Annual Report on Form 10-K for the year
                 ended December 31, 1996).
    4-g          Amended and Restated Declaration of Trust dated as of
                 December 17, 1996 for Advanta Capital Trust I (incorporated by reference to Exhibit 4-i to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1996).
    4-h          Series A Capital Securities Guarantee Agreement dated as of
                 December 17, 1996. (incorporated by reference to Exhibit 4-j to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
    10-a         Advanta Corp. 2000 Omnibus Stock Incentive Plan
                 (incorporated by reference to 4(f) to Post-Effective
                 Amendment No. 1 to the Registrant's Registration Statement
                 on Form S-8 (File No. 333-04469).+
    10-b         Card Member License Agreement between Colonial National
                 Financial Corp. (now known as Advanta Bank Corp.) and
                 MasterCard International Incorporated dated April 14, 1994
                 (incorporated by reference to Exhibit 10-b to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2001).
    10-c         VISA U.S.A. Inc. Membership Agreement and Principal Member
                 Addendum executed by Advanta Corp. on February 27, 1997
                 (incorporated by reference to Exhibit 10-c to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2001).
    10-d         VISA U.S.A. Inc. Membership Agreement executed by Advanta
                 Bank Corp. on March 3, 2000 (incorporated by reference to
                 Exhibit 10-d to the Registrant's Annual Report on Form 10-K
                 for the year ended December 31, 2001).
    10-e*        Application for membership in VISA(R) U.S.A. Inc. and
                 Membership Agreement executed by Colonial National Bank USA on March 25, 1983.
    10-f*        Application for membership in MasterCard(R) International,
                 Inc. and Card Member License Agreement executed by Colonial
                 National Bank USA on March 25, 1983.
    10-g*        Indenture of Trust dated May 11, 1984 between Linda Alter, as settlor, and Dennis Alter, as trustee.

      EXHIBIT
       NUMBER    EXHIBIT AND MANNER OF FILING
      -------    ----------------------------
    10-g(i)      Agreement dated October 20, 1992 among Dennis Alter, as
                 Trustee of the trust established by the Indenture of Trust filed as Exhibit 10-g (the "Indenture"), Dennis Alter in his individual capacity, Linda Alter, and Michael Stolper, which
                 Agreement modifies the Indenture (incorporated by reference to Exhibit 10-g(i) to the Registrant's Registration
                 Statement on Form S-3 (File No. 33-58660), filed February
                 23, 1993).
    10-h         Advanta Corp. Executive Deferral Plan (incorporated by
                 reference to the Exhibit 10-j to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 1995).+
    10-i         Advanta Corp. Non-Employee Directors Deferral Plan
                 (incorporated by reference to Exhibit 10-K to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1995).+
    10-j         Life Insurance Benefit for Certain Key Executives and
                 Directors (filed herewith).+
    10-k         Amended and Restated Agreement of Limited Partnership of
                 Advanta Partners LP, dated as of October 1, 1996
                 (incorporated by reference to Exhibit 10-o to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 1996).
    10-l         Agreement of Limited Partnership of Advanta Growth Capital
                 Fund L.P., dated as of July 28, 2000 (incorporated by
                 reference to Exhibit 10-i to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
    10-m         Agreement dated as of January 15, 1996 between the
                 Registrant and William A. Rosoff (incorporated by reference to Exhibit 10-u to the Registrant's Annual Report on Form
                 10-K for the year ended December 31, 1995).+
    10-n         Agreement dated May 11, 1998 between the Registrant and
                 Philip M. Browne (incorporated by reference to Exhibit 10-r to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).+
    10-o         Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet Financial Group
                 (incorporated by reference to Exhibit (c)(2) to the
                 Registrant's Schedule 13E-4, dated January 20, 1998), as
                 amended by the First Amendment to the Contribution
                 Agreement, dated as of February 10, 1998, by and among
                 Advanta Corp., Fleet Financial Group and Fleet Credit Card,
                 LLC (incorporated by reference to Exhibit 2.2 to the
                 Registrant's Current Report on Form 8-K, filed March 6,
                 1998).
    10-p         Commercial Lease, dated September 28, 1995, by and between
                 Draper Park North, L.C. and Advanta Financial Corp., as
                 amended January 31, 1996 and May 20, 1996, as amended (filed herewith).
    10-q         Master Indenture, dated as of August 1, 2000, between
                 Wilmington Trust Company, as Owner Trustee of the Advanta
                 Business Card Master Trust and Bankers Trust Company, as
                 Indenture Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed August 30, 2000 by
                 Advanta Business Receivables Corp.).
    10-r         Series 2000-B Indenture Supplement, dated as of August 1,
                 2000, between Advanta Business Card Master Trust and Bankers
                 Trust Company (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed August 30, 2000 by
                 Advanta Business Receivables Corp.).
    10-s         Transfer and Servicing Agreement, dated as of August 1,
                 2000, among Advanta Business Receivables Corp., Advanta Bank
                 Corp., as Servicer, and Advanta Business Card Master Trust
                 (incorporated by reference to Exhibit 4.3 to the Current
                 Report on Form 8-K, filed August 30, 2000 by Advanta
                 Business Receivables Corp.).

      EXHIBIT
       NUMBER    EXHIBIT AND MANNER OF FILING
      -------    ----------------------------
    10-t         Series 2000-C Indenture Supplement, dated as of November 1,
                 2000, between Advanta Business Card Master Trust and Bankers
                 Trust Company, as indenture trustee (incorporated by
                 reference to Exhibit 4.1 to the Current Report on Form 8-K, filed November 21, 2000 by Advanta Business Receivables
                 Corp.).
    10-u         Advanta Business Card Master Trust Trust Agreement, dated as of August 1, 2000, between Advanta Business Receivables
                 Corp. and Wilmington Trust Company, as Owner Trustee
                 (incorporated by reference to Exhibit 4.4 to the Current
                 Report on Form 8-K, filed August 30, 2000 by Advanta
                 Business Receivables Corp.).
    10-v         Series 2001-A Indenture Supplement, dated as of April 1,
                 2001, between Advanta Business Card Master Trust and Bankers
                 Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed April 24, 2001 by
                 Advanta Business Receivables Corp.).
    10-w         Series 2002-A Indenture Supplement, dated as of July 1,
                 2002, between Advanta Business Card Master Trust and
                 Deutsche Bank Trust Company Americas (incorporated by
                 reference to Exhibit 4.1 to the Current Report on Form 8-K, filed July 26, 2002 by Advanta Business Receivables Corp.).
    10-x         Agreement and General Release between Advanta Corp. and
                 Rosemary Cauchon, dated December 18, 2002 (filed herewith).+
    10-y         Master Agreement between Dun & Bradstreet, Inc. and Advanta
                 Bank Corp., dated June 18, 2002 (filed herewith).
    10-z         Direct Marketing Agreement, dated effective as of December
                 15, 1999, by and among Advanta Bank Corp. and CFM Direct, as amended (filed herewith).
    10-aa        Advanta Corp. Employee Stock Purchase Plan, as amended
                 (filed herewith).
    10-bb        Service Agreement between First Data Resources Inc. and
                 Advanta Bank Corp., dated as of January 1, 2002
                 (incorporated by reference to Exhibit 10-u to the
                 Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2001).
    10-cc        Relocation Agreement, made as of June 5, 2001, by and
                 between Advanta Corp. and Jeffrey D. Beck (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 2002).+
    10-dd        Agreement of Lease, made as of January 1, 2002, by and
                 between Advanta Corp. and Rosemary Cauchon (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly
                 Report on Form 10-Q for the quarter ended March 31, 2002).+
    10-ee        Lease Agreement, dated August 4, 1995, between Ortho
                 Pharmaceutical Corporation and Advanta Corp. (filed
                 herewith).
    12           Computation of Ratio Earnings to Fixed Charges (filed
                 herewith).
    21           Subsidiaries of the Registrant (filed herewith).
    23.1         Consent of Independent Auditors (filed herewith).
    23.2         Explanation Concerning Absence of Current Written Consent of
                 Arthur Andersen LLP (filed herewith).
    24           Powers of Attorney (included on the signature page hereof).
    99.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                 (filed herewith).
    99.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                 (filed herewith).

---------------

* Incorporated by reference to the Exhibit with corresponding number constituting part of the Registrant's Registration Statement on Form S-2 (No. 33-00071), filed on September 4, 1985.

+ Management contract or compensatory plan or arrangement.