Form 10-Q
period 2003-03-31
ADVANTA CORP
filed 2003-05-15
CIK 96638

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

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

            Class A                             Outstanding at May 5, 2003
 Common Stock, $.01 par value                        10,041,017 shares

            Class B                             Outstanding at May 5, 2003
 Common Stock, $.01 par value                        17,187,202 shares

                                TABLE OF CONTENTS

                                                                   PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited)                    3
          Consolidated Income Statements (Unaudited)                 4
          Consolidated Statements of Changes in
            Stockholders' Equity (Unaudited)                       5-6
          Consolidated Statements of Cash Flows (Unaudited)          7
          Notes to Consolidated Financial Statements (Unaudited)     8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     20

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                       34

Item 4.   Controls and Procedures                                   35

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                         35

Item 6.   Exhibits and Reports on Form 8-K                          36


ITEM  1. FINANCIAL STATEMENTS

                         ADVANTA CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


(IN THOUSANDS, EXCEPT SHARE DATA)                           MARCH 31,      DECEMBER 31,
                                                             2003             2002
                                                             ----             ----
ASSETS
Cash                                                      $    45,032      $    14,834
Federal funds sold                                            367,830          332,257
Restricted interest-bearing deposits                           78,447           79,449
Investments available for sale                                159,251          171,222
Receivables, net:
  Held for sale                                               181,530          177,065
  Other                                                       287,494          278,282
                                                          -----------      -----------
Total receivables, net                                        469,024          455,347
Accounts receivable from securitizations                      397,980          198,238
Premises and equipment, net                                    22,653           25,496
Other assets                                                  291,621          277,658
Assets of discontinued operations, net                        119,219          127,112
                                                          -----------      -----------
TOTAL ASSETS                                              $ 1,951,057      $ 1,681,613
                                                          -----------      -----------

LIABILITIES
Deposits:
  Noninterest-bearing                                     $     7,219      $     6,561
  Interest-bearing                                            923,185          707,467
                                                          -----------      -----------
Total deposits                                                930,404          714,028
Debt                                                          318,490          315,886
Other liabilities                                             278,728          230,386
                                                          -----------      -----------
TOTAL LIABILITIES                                           1,527,622        1,260,300
                                                          -----------      -----------

Commitments and contingencies

Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely
 subordinated debentures of Advanta Corp.                     100,000          100,000

STOCKHOLDERS' EQUITY

Class A preferred stock, $1,000 par value:
 Authorized, issued and outstanding - 1,010
 shares in 2003 and 2002                                        1,010            1,010
Class A voting common stock, $.01 par value:
 Authorized - 200,000,000 shares; issued - 10,041,017
 shares in 2003 and 2002                                          100              100
Class B non-voting common stock, $.01 par value:
 Authorized - 200,000,000 shares; issued - 20,315,007
 shares in 2003 and 20,326,289 shares in 2002                     203              204
Additional paid-in capital                                    243,824          243,910
Deferred compensation                                         (17,250)         (17,837)
Unearned ESOP shares                                          (10,719)         (10,831)
Accumulated other comprehensive income                            200              186
Retained earnings                                             151,073          147,205
Less: Treasury stock at cost, 3,175,362 Class B
  common shares in 2003 and 2,896,112 Class B
  common shares in 2002                                       (45,006)         (42,634)
                                                          -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                    323,435          321,313
                                                          -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,951,057      $ 1,681,613
                                                          -----------      -----------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)


(IN THOUSANDS, EXCEPT PER SHARE DATA)                        THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                              2003       2002
                                                              ----       ----
Interest income:
 Receivables                                                $17,473     $20,476
 Investments                                                  1,926       3,270
 Other interest income                                        3,592       2,660
                                                            -------     -------
Total interest income                                        22,991      26,406
Interest expense:
 Deposits                                                     6,221       6,265
 Debt                                                         5,049       6,786
 Other borrowings                                                 1          59
                                                            -------     -------
Total interest expense                                       11,271      13,110
                                                            -------     -------
Net interest income                                          11,720      13,296
Provision for credit losses                                   9,446      10,700
                                                            -------     -------
NET INTEREST INCOME AFTER PROVISION FOR
 CREDIT LOSSES                                                2,274       2,596
NONINTEREST REVENUES:

 Securitization income                                       29,610      29,647
 Servicing revenues                                          10,027       7,942
 Other revenues, net                                         25,432      17,878
                                                            -------     -------
TOTAL NONINTEREST REVENUES                                   65,069      55,467
                                                            -------     -------
EXPENSES:
 Operating expenses                                          55,522      48,958
 Minority interest in income of consolidated subsidiary       2,220       2,220
                                                            -------     -------
TOTAL EXPENSES                                               57,742      51,178
                                                            -------     -------
Income before income taxes                                    9,601       6,885
Income tax expense                                            3,696       2,651
                                                            -------     -------
NET INCOME                                                  $ 5,905     $ 4,234
                                                            -------     -------
Basic net income per common share
  Class A                                                   $  0.22     $  0.14
  Class B                                                      0.25        0.17
  Combined                                                     0.24        0.16
                                                            -------     -------
Diluted net income per common share
  Class A                                                   $  0.22     $  0.14
  Class B                                                      0.25        0.17
  Combined                                                     0.24        0.16
                                                            -------     -------
Basic weighted average common shares
 outstanding

  Class A                                                     9,183       9,133
  Class B                                                    14,816      16,301
  Combined                                                   23,999      25,434
                                                            -------     -------
Diluted weighted average common shares
 outstanding

  Class A                                                     9,184       9,139
  Class B                                                    15,212      16,980
  Combined                                                   24,396      26,119
                                                            -------     -------

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) ($ IN THOUSANDS)

                                                                        CLASS A         CLASS A     CLASS B        ADDITIONAL
                                                   COMPREHENSIVE       PREFERRED        COMMON       COMMON         PAID-IN
                                                   INCOME (LOSS)         STOCK           STOCK       STOCK          CAPITAL
                                                   -------------         -----           -----       -----          -------


                                                                         ------          ----         ----          --------
BALANCE AT DECEMBER 31, 2001                                             $1,010          $100         $179          $223,362
                                                                         ------          ----         ----          --------
Net income (loss)                                       $(24,182)
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of $577                               (1,073)
                                                        ---------
Comprehensive income (loss)                             $(25,255)
                                                        ========
Preferred and common cash
 dividends declared
Exercise of stock options                                                                                 1              362
Stock option exchange program stock
  distribution
Issuance of restricted stock                                                                             28           22,529
Amortization of deferred
 compensation
Forfeitures of restricted stock                                                                          (4)          (2,275)
Stock buyback
ESOP shares committed to be released                                                                                     (68)
                                                                         ------          ----         ----          --------
BALANCE AT DECEMBER 31, 2002                                             $1,010          $100          $204         $243,910
                                                                         ------          ----         ----          --------
Net income (loss)                                       $  5,905
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of $(7)                                   14
                                                        --------
Comprehensive income (loss)                             $  5,919
                                                        ========
Preferred and common cash
 dividends declared
Issuance of restricted stock                                                                                             603
Amortization of deferred
 compensation
Forfeitures of restricted stock                                                                          (1)            (649)
Stock buyback
ESOP shares committed to be released                                                                                     (40)

                                                                         ------          ----          ----         --------
BALANCE AT MARCH 31, 2003                                                $1,010          $100          $203         $243,824
                                                                         ------          ----          ----         --------

See Notes to Consolidated Financial Statements

($ IN THOUSANDS)

                                                    DEFERRED          ACCUMULATED
                                                  COMPENSATION           OTHER                                             TOTAL
                                                   & UNEARNED        COMPREHENSIVE      RETAINED       TREASURY        STOCKHOLDERS'
                                                  ESOP SHARES        INCOME (LOSS)      EARNINGS         STOCK            EQUITY
                                                  -----------        -------------      --------         -----            ------

                                                     --------             ------         --------         --------         --------
BALANCE AT DECEMBER 31, 2001                         $(11,359)           $ 1,259         $179,370         $(27,622)        $366,299
                                                     --------             ------         --------         --------         --------
Net income (loss)                                                                         (24,182)                          (24,182)
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of $577                                               (1,073)                                            (1,073)
Comprehensive income (loss)
Preferred and common cash
 dividends declared                                                                        (7,983)                           (7,983)
Exercise of stock options                                                                                                       363
Stock option exchange program
 stock distribution                                                                                            542              542
Issuance of restricted stock                          (22,557)                                                                    0
Amortization of deferred
 compensation                                           2,842                                                                 2,842
Forfeitures of restricted stock                         1,941                                                                  (338)
Stock buyback                                                                                              (15,554)         (15,554)
ESOP shares committed to be released                      465                                                                   397
                                                     --------             ------         --------         --------         --------
BALANCE AT DECEMBER 31, 2002                         $(28,668)            $  186         $147,205         $(42,634)        $321,313
                                                     --------             ------         --------         --------         --------
Net income (loss)                                                                           5,905                             5,905
Other comprehensive income (loss):
 Change in unrealized
  appreciation (depreciation)
  of investments, net of tax
  benefit (expense) of $(7)                                                   14                                                 14
Comprehensive income (loss)
Preferred and common cash
 dividends declared                                                                        (2,037)                           (2,037)
Issuance of restricted stock                             (603)                                                                    0
Amortization of deferred
 compensation                                             622                                                                   622
Forfeitures of restricted stock                           569                                                                   (81)
Stock buyback                                                                                               (2,372)          (2,372)
ESOP shares committed to be released                      111                                                                    71
                                                     --------             ------         --------         --------         --------
BALANCE AT MARCH 31, 2003                            $(27,969)           $   200         $151,073         $(45,006)        $323,435
                                                     --------             ------         --------         --------         --------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

($ IN THOUSANDS)                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       -------------------
                                                                       2003           2002
                                                                       ----           ----
OPERATING ACTIVITIES - CONTINUING OPERATIONS

Net income                                                          $   5,905      $   4,234
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
   Investment securities losses                                           608          2,627
   Depreciation                                                         2,118          1,946
   Provision for credit losses                                          9,446         10,700
   Provision for interest and fee losses                                2,594          1,437
   Change in deferred origination costs, net of deferred fees           4,016           (611)
   Change in receivables held for sale                                (76,990)        12,706
   Proceeds from sale of receivables held for sale                     72,525          5,000
   Change in accounts receivable from securitizations                (199,742)        (2,740)
   Change in other assets and other liabilities                        40,421         12,753
                                                                     --------         ------
Net cash provided by (used in) operating activities                  (139,099)        48,052
                                                                     --------         ------
INVESTING ACTIVITIES - CONTINUING OPERATIONS
   Change in federal funds sold and restricted interest-bearing
     deposits                                                         (34,571)       (40,017)
   Purchase of investments available for sale                        (117,897)       (90,097)
   Proceeds from sales of investments available for sale              117,331        125,193
   Proceeds from maturing investments available for sale               11,949         36,645
   Change in receivables not held for sale                            (25,268)        (7,924)
   Sales (purchases) of premises and equipment, net                       725         (1,170)
                                                                     --------         ------
Net cash provided by (used in) investing activities                   (47,731)        22,630
                                                                     --------         ------
FINANCING ACTIVITIES - CONTINUING OPERATIONS

   Change in demand and savings deposits                                  (93)          (391)
   Proceeds from issuance of time deposits                            253,497         98,386
   Payments for maturing time deposits                                (39,175)       (98,818)
   Proceeds from issuance of debt                                      28,910         27,576
   Payments on redemption of debt                                     (29,595)       (65,294)
   Change in other borrowings                                               0        (32,317)
   Proceeds from exercise of stock options                                  0             28
   Cash dividends paid                                                 (2,037)        (2,195)
   Stock buyback                                                       (2,372)        (2,073)
                                                                     --------         ------
Net cash provided by (used in) financing activities                   209,135        (75,098)
                                                                     --------         ------
DISCONTINUED OPERATIONS

Net cash provided by operating activities of discontinued
   operations                                                           7,893          3,305
                                                                     --------         ------
Net increase (decrease) in cash                                        30,198         (1,111)
Cash at beginning of period                                            14,834         20,952
                                                                     --------         ------
Cash at end of period                                               $  45,032      $  19,841
                                                                     --------         ------

See Notes to Consolidated Financial Statements

                         ADVANTA CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

                                 MARCH 31, 2003
                                   (UNAUDITED)

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

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it permits entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue with the accounting methodology in Opinion No. 25 and, as a result, have provided pro forma disclosures of compensation expense for stock option plans, net of related tax effects, net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for these plans been determined using the fair value method, our compensation expense for stock option plans, net of related tax effects, net income and net income per common share would have changed to the following pro forma amounts:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                            2003         2002
                                                            ----         ----

Compensation expense for stock option plans, net of
  related tax effects
  As reported                                           $       0     $       0
  Pro forma                                                   613           753
                                                        ---------     ---------
Net income
  As reported                                           $   5,905     $   4,234
  Pro forma                                                 5,292         3,481
                                                        ---------     ---------
Basic net income per common share
  As reported
    Class A                                             $    0.22     $    0.14
    Class B                                                  0.25          0.17
    Combined                                                 0.24          0.16

  Pro forma
    Class A                                             $    0.20     $    0.11
    Class B                                                  0.22          0.14
    Combined                                                 0.21          0.13
                                                        ---------     ---------
Diluted net income per common share
  As reported
    Class A                                             $    0.22     $    0.14
    Class B                                                  0.25          0.17
    Combined                                                 0.24          0.16

  Pro forma
    Class A                                             $    0.20     $    0.11
    Class B                                                  0.22          0.14
    Combined                                                 0.21          0.13
                                                        ---------     ---------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31:

                                                           2003           2002
                                                           ----           ----
Dividend yield                                               3%             4%
Expected life (in years)                                     7              7
Expected volatility                                         59%            58%
Risk-free interest rate                                    3.3%           4.4%

NOTE 2) RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which modifies the recognition and disclosure requirements of a company's guarantee arrangements. Effective January 1, 2003, we adopted this interpretation, which requires a company that enters into or modifies existing guarantee arrangements to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." This interpretation requires a company to consolidate a variable interest entity if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. The consolidation requirements apply to all variable interest entities created after January 31, 2002. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. The adoption of this interpretation did not have a material effect on our financial position or results of operations since qualifying special-purpose entities, as defined in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," are exempt from the consolidation requirements of this interpretation.

NOTE 3) RECEIVABLES

Receivables on the balance sheet, including those held for sale, consisted of the following:

                                                                                    MARCH 31,     DECEMBER 31,
                                                                                      2003           2002
                                                                                      ----           ----
Business credit card receivables                                                   $ 465,436      $ 445,083
Other receivables                                                                     24,300         25,589
                                                                                   ---------      ---------
       Gross receivables                                                             489,736        470,672
                                                                                   ---------      ---------
Add: Deferred origination costs, net of deferred fees                                 26,818         30,834
Less: Allowance for receivable losses
  Business credit cards                                                              (45,818)       (44,466)
  Other receivables                                                                   (1,712)        (1,693)
                                                                                   ---------      ---------
       Total allowance                                                               (47,530)       (46,159)
                                                                                   ---------      ---------
Receivables, net                                                                   $ 469,024      $ 455,347
                                                                                   =========      =========

NOTE 4) ALLOWANCE FOR RECEIVABLE LOSSES

The following table presents activity in the allowance for receivable losses for the periods presented:

                                             THREE MONTHS ENDED
                                                   MARCH 31,
                                             ------------------
                                             2003          2002
                                             ----          ----
Beginning balance                          $ 46,159      $ 41,971
Provision for credit losses                   9,446        10,700
Provision for interest and fee losses         2,594         1,437
Gross principal charge-offs:
   Business credit cards                     (9,274)      (10,383)
   Other receivables                            (20)            0
                                           --------      --------
     Total gross principal charge-offs       (9,294)      (10,383)
                                           --------      --------
Principal recoveries:
   Business credit cards                        866         1,084
                                           --------      --------
Net principal charge-offs                    (8,428)       (9,299)
                                           --------      --------
Interest and fee charge-offs:
   Business credit cards                     (2,241)       (1,437)
                                           --------      --------
Ending balance                             $ 47,530      $ 43,372
                                           ========      ========

Prior to October 1, 2002, the billing and recognition of interest and fees was discontinued when the related receivable became 90 days past due or upon notification of fraud, bankruptcy, death, hardship or credit counseling. Effective October 1, 2002, we continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses. The billing and recognition of interest and fees on fraudulent, bankrupt, deceased, hardship and credit counseling accounts is still discontinued upon receipt of notification of these events. Provision for interest and fee losses are recorded as direct reductions to interest and fee income.

NOTE 5) SECURITIZATION ACTIVITIES

Accounts receivable from securitizations consisted of the following:

                                                        MARCH 31,    DECEMBER 31,
                                                          2003          2002
                                                          ----          ----
Retained interests in securitizations                  $165,547       $113,422
Accrued interest and fees on securitized
  receivables, net                                       57,673         56,171
Amounts due from the trust                              174,760         28,645
                                                       --------       --------
Total accounts receivable from securitizations         $397,980       $198,238
                                                       --------       --------


The following represents business credit card securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

                                                   THREE MONTHS ENDED
                                              ----------------------------
                                               MARCH 31,         MARCH 31,
                                                 2003              2002
                                                 ----              ----
Average securitized receivables               $2,171,815       $1,615,656
Securitization income                             29,610           29,647
Discount accretion                                 3,592            2,660
Interchange income                                20,404           15,655
Servicing revenues                                10,027            7,942
Proceeds from new securitizations                 72,525            5,000
Proceeds from collections reinvested in
  revolving-period securitizations             1,058,392          903,768
Cash flows received on retained interests         48,300           51,394

KEY ASSUMPTIONS:
  Discount rate                               11.4% - 14.6%    12.0% - 15.0%
  Monthly payment rate                        18.9% - 21.0%    18.2% - 21.0%
  Loss rate                                    8.8% - 10.3%    10.4% - 12.8%
  Interest yield, net of interest
    earned by note holders                    14.3% - 15.0%    15.8% - 15.9%

Beginning in the fourth quarter of 2002, our interest yield assumption includes both finance charge and late fee yield. Previously, the interest yield assumption included only finance charge yield.

There were no purchases of delinquent accounts during the three months ended March 31, 2003 or 2002.

The following assumptions were used in estimating the fair value of retained interests in business credit card securitizations at March 31, 2003 and December 31, 2002 if quoted market prices were not available. The assumptions listed represent weighted averages of assumptions used for each securitization.

                                      MARCH 31,        DECEMBER 31,
                                       2003                2002
                                       ----                ----

Discount rate                       12.5% - 14.6%      11.4% - 14.0%
Monthly payment rate                18.9% - 21.0%      19.3% - 21.0%
Loss rate                             8.8% - 9.7%       9.4% - 10.3%
Interest yield, net of interest
  earned by note holders                    14.3%              15.0%

In addition to the assumptions identified above, management also considered qualitative factors such as the impact of the current economic environment on the performance of the business credit card receivables sold and the potential volatility of the current market for similar instruments in assessing the fair value of retained interests in business credit card securitizations.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. The following are the results of those sensitivity analyses on the valuation at March 31, 2003.


Effect on fair value of the following hypothetical changes in key assumptions:
     Discount rate increased by 2%                                    $ (1,923)
     Discount rate increased by 4%                                      (3,773)
     Monthly payment rate at 110% of base assumption                    (1,567)
     Monthly payment rate at 125% of base assumption                    (3,029)
     Loss rate at 110% of base assumption                               (5,355)
     Loss rate at 125% of base assumption                              (13,387)
     Interest yield, net of interest earned by note
       holders, decreased by 1%                                         (6,085)
     Interest yield, net of interest earned by note
       holders, decreased by 2%                                        (12,170)

The objective of these hypothetical analyses is to measure the sensitivity of the fair value of the retained interests to changes in assumptions. The methodology used to calculate the fair value in the analyses is a discounted cash flow analysis, the same methodology used to estimate the fair value of the retained interests when quoted market prices are not available at each reporting date. These estimates do not factor in the impact of simultaneous changes in other key assumptions. The above scenarios do not reflect management's expectation regarding the future direction of these rates, and they depict only certain possibilities out of a large set of possible scenarios.

MANAGED RECEIVABLE DATA

Our managed business credit card receivable portfolio is comprised of both owned business credit card receivables and securitized business credit card receivables. Performance on a managed receivable portfolio basis is useful and relevant because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables. Credit quality data on the managed business credit card receivable portfolio is as follows:

                                                                                      MARCH 31,    DECEMBER 31,     MARCH 31,
                                                                                     2003 (1)        2002 (1)         2002
                                                                                     --------        --------         ----
Owned business credit card receivables                                              $  465,436     $  445,083     $  395,766
Securitized business credit card receivables                                         2,278,746      2,149,147      1,630,309
                                                                                     ---------      ---------      ---------
Total managed receivables                                                            2,744,182      2,594,230      2,026,075
                                                                                     ---------      ---------      ---------
Receivables 30 days or more delinquent:
  Owned                                                                                 27,846         23,406         28,119
  Securitized                                                                          146,570        136,128        117,274
  Total managed                                                                        174,416        159,534        145,393
Receivables 90 days or more delinquent:
  Owned                                                                                 13,403         11,959         13,297
  Securitized                                                                           71,255         69,335         55,228
  Total managed                                                                         84,658         81,294         68,525
Nonaccrual receivables:
  Owned                                                                                  6,581          4,729         17,872
  Securitized                                                                           35,166         27,688         74,364
  Total managed                                                                         41,747         32,417         92,236
Accruing receivables past due 90 days or more:
  Owned                                                                                 11,640         10,535              0
  Securitized                                                                           61,824         61,045              0
  Total managed                                                                         73,464         71,580              0
Net principal charge-offs for the three months ended March 31 and twelve months ended December 31:
  Owned                                                                                  8,408         37,400          9,299
  Securitized                                                                           45,475        156,282         38,986
  Total managed                                                                         53,883        193,682         48,285
                                                                                     ---------      ---------      ---------

(1) See Note 4 for a discussion of the change in income billing practice effective October 1, 2002.

NOTE 6) SELECTED BALANCE SHEET INFORMATION

Other assets consisted of the following:

                                                   MARCH 31,   DECEMBER 31,
                                                     2003          2002
                                                     ----          ----
Current and deferred income taxes, net             $ 81,653     $ 84,684
Amounts due from transfer of consumer credit
  card business                                      70,545       70,545
Investment in Fleet Credit Card Services, L.P.       34,500       34,000
Cash surrender value of insurance contracts          24,754       24,437
Intangible assets                                     3,081        3,085
Other assets                                         77,088       60,907
                                                   --------     --------
Total other assets                                 $291,621     $277,658
                                                   ========     ========


Other liabilities consisted of the following:

                                            MARCH 31,   DECEMBER 31,
                                              2003          2002
                                            ---------   ------------
Amounts due to the securitization trust     $ 42,515     $  3,255
Accounts payable and accrued expenses         35,489       33,486
Business credit card rewards                  17,138       16,416
Accrued interest payable                      10,878        5,641
Other (1)                                    172,708      171,588
                                            --------     --------
Total other liabilities                     $278,728     $230,386
                                            ========     ========

(1) A substantial portion of other liabilities represents our litigation reserves.

NOTE 7) DEPOSITS

Deposit accounts consist of the following:


                                             MARCH 31,   DECEMBER 31,
                                               2003           2002
                                               ----           ----
Demand deposits                             $  7,219      $  6,561
Money market savings                           1,629         2,380
Time deposits of $100,000 or less            422,314       441,611
Time deposits of more than $100,000          499,242       263,476
                                            --------      --------
Total deposits                              $930,404      $714,028
                                            ========      ========

Time deposit maturities are as follows:

Year Ended December 31,
2003                             $466,252
2004                              399,698
2005                               48,979
2006                                6,523
2007                                  104


NOTE 8) CONTINGENCIES

On January 22, 1999, Fleet Financial Group, Inc. ("Fleet") and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet's allegations, which we deny, center around Fleet's assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card Services, L.P. in connection with the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. (the "Consumer Credit Card Transaction") in 1998. We filed an answer to the complaint, and we also filed a countercomplaint against Fleet for damages we believe have been caused by certain actions of Fleet. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an escrow account in February 2001. On January 22, 2003, the trial court issued a decision ruling on all but one of the remaining issues, and ordered further briefing on the remaining outstanding issue. In the year ended December 31, 2002, we recognized a $43.0 million pretax loss on the transfer of our consumer credit card business, representing the estimated impact of implementing the court's decisions. This amount represented the amount in excess of the reserves we had been carrying for the litigation, which was based on our expectations of the outcome of the litigation. We estimate that the court's decisions will have a favorable impact to our liquidity since we would recoup approximately $8 million in cash from the escrow account funded in February 2001, after payment of amounts due to Fleet. The court's ruling on the remaining outstanding issue and/or the ultimate resolution of any issues that may be appealed could reduce or eliminate the charge to our earnings, although there can be no assurance as to the potential benefit, if any, to earnings at this time.

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

On December 5, 2000, a former executive of Advanta obtained a jury verdict against us in the United States District Court for the Eastern District of Pennsylvania, in connection with various claims against Advanta related to the executive's termination of employment. In September 2001, the District Court Judge issued orders denying both parties' post-trial motions and a judgment in the amount of approximately $6 million was entered against Advanta. On July 8, 2002, the Court of Appeals partially reversed the judgement. On May 6, 2003, the District Court entered an amended judgement in the amount of approximately $4.7 million plus interest from December 7, 2000 and on May 12, 2003, we paid the amended judgement in full. The payment had no impact on our operating results, due to the reserves we established in connection with this litigation. The District Court judge has not yet ruled on the executive's petition for attorney's fees and costs in the amount of approximately $1.4 million, which we have contested. Management expects that the ultimate resolution of this item will not have a material adverse effect on our financial position or future operating results.

On July 26, 2001, Chase Manhattan Mortgage Corporation ("Chase") filed a complaint against Advanta Corp. and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that we breached our contract with Chase in connection with the Mortgage Transaction. Chase claims that we misled Chase concerning the value of certain of the assets sold to Chase. In September 2001, we filed an answer to the complaint in which we denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to us in connection with the transaction. The matter is in discovery and the parties extended the discovery period. Trial is scheduled to begin in January 2004. We believe that the lawsuit is without merit and will vigorously defend Advanta in this litigation. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact on our financial position or future operating results.

In addition to the cases described above, Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to our exit from that business in the first quarter of 2001.

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

NOTE 9) CAPITAL STOCK

The Board of Directors of Advanta Corp. has authorized management to purchase up to 3.0 million shares of Advanta Corp. common stock. In the year ended December 31, 2002, we repurchased 1,554,759 shares of our Class B Common Stock. In the three months ended March 31, 2003, we repurchased 279,250 shares of our Class B Common Stock.

Cash dividends per share of common stock declared during the three months ended March 31, 2003 and 2002 were $0.063 for Class A Common Stock and $0.076 for Class B Common Stock.

NOTE 10) SEGMENT INFORMATION

                                                      ADVANTA
                                                      BUSINESS      VENTURE
                                                       CARDS        CAPITAL        OTHER (1)         TOTAL
                                                   -----------    ----------   --------------   -------------
THREE MONTHS ENDED MARCH 31, 2003
Interest income                                     $  20,754      $      0      $     2,237      $   22,991
Interest expense                                       10,734           140              397          11,271
Noninterest revenues (losses), net                     64,949          (610)             730          65,069
Pretax income (loss) from continuing operations        10,977        (1,376)               0           9,601
Total assets                                          915,667        13,934        1,021,456       1,951,057
                                                      -------        ------        ---------       ---------

THREE MONTHS ENDED MARCH 31, 2002
Interest income                                     $  22,778      $      2      $     3,626      $   26,406
Interest expense                                        8,771           205            4,134          13,110
Noninterest revenues (losses), net                     58,139        (2,579)             (93)         55,467
Pretax income (loss) from continuing operations        13,744        (3,435)          (3,424)          6,885
Total assets                                          575,397        17,529          973,065       1,565,991
                                                      -------        ------        ---------       ---------

(1) Other includes investment and other activities not attributable to reportable segments. Total assets in the "Other" segment include assets of discontinued operations.

NOTE 11) SELECTED INCOME STATEMENT INFORMATION

OTHER REVENUES                                        THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                      2003          2002
                                                      ----          ----
Interchange income                                $ 26,138      $ 20,193
Business credit card rewards                        (4,132)       (2,004)
Balance transfer fees                                1,351           294
Cash advance fees                                      755           808
Investment securities losses, net                     (608)       (2,627)
Insurance revenues, net, and other                   1,928         1,214
                                                  --------      --------
Total other revenues, net                         $ 25,432      $ 17,878
                                                  ========      ========

OPERATING EXPENSES                                    THREE MONTHS ENDED
                                                           MARCH 31,
                                                    -------------------
                                                       2003        2002
                                                       ----        ----
Salaries and employee benefits                      $17,991     $17,131
Amortization of deferred origination costs, net      14,184      12,022
External processing                                   4,620       4,177
Professional fees                                     3,434       3,835
Equipment                                             3,394       2,601
Marketing                                             2,927       1,911
Occupancy                                             1,789       1,611
Credit                                                1,185       1,673
Telephone                                             1,074         627
Fraud                                                   915         741
Postage                                                 902         791
Other                                                 3,107       1,838
                                                    -------     -------
Total operating expenses                            $55,522     $48,958
                                                    =======     =======

NOTE 12) CALCULATION OF EARNINGS PER SHARE

The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

                                                         THREE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                           2003          2002
                                                           ----          ----
Net income                                             $  5,905      $  4,234
 Less: Preferred A dividends                               (141)         (141)
                                                       --------      --------
Net income available to common shareholders               5,764         4,093
 Less: Class A dividends declared                          (576)         (574)
 Less: Class B dividends declared                        (1,320)       (1,480)
                                                       --------      --------
Undistributed net income                               $  3,868      $  2,039
                                                       --------      --------
Basic net income per common share
  Class A                                              $   0.22      $   0.14
  Class B                                                  0.25          0.17
  Combined (1)                                             0.24          0.16
Diluted net income per common share
  Class A                                              $   0.22      $   0.14
  Class B                                                  0.25          0.17
  Combined (1)                                             0.24          0.16
                                                       --------      --------
Basic weighted average common shares outstanding
  Class A                                                 9,183         9,133
  Class B                                                14,816        16,301
  Combined                                               23,999        25,434
Dilutive effect of:
  Options Class B                                           117           346
  Restricted shares Class A                                   1             6
  Restricted shares Class B                                 279           333
Diluted weighted average common shares outstanding
  Class A                                                 9,184         9,139
  Class B                                                15,212        16,980
  Combined                                               24,396        26,119
Antidilutive shares
  Options Class B                                         2,736         1,589
  Restricted shares Class B                                 142         1,979
                                                       --------      --------

(1) Combined represents net income available to common shareholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, "Advanta", "we", "us", and "our" refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

For the three months ended March 31, 2003, we reported net income of $5.9 million or $0.24 per combined diluted common share, compared to net income of $4.2 million or $0.16 per combined diluted common share for the same period of 2002. The increase in net income is the result of lower unrealized losses on our venture capital investments and the reduction in net interest expense on excess liquidity not attributable to the Advanta Business Cards or Venture Capital segments. These favorable variances are partially offset by a decrease in Advanta Business Cards net income. Net income included the following business segment results ($ in thousands):

                               THREE MONTHS ENDED
                                    MARCH 31,
                               ------------------
                               2003          2002
                               ----          ----
Pretax income (loss):
Advanta Business Cards     $ 10,977      $ 13,744
Venture Capital              (1,376)       (3,435)
Other (1)                         0        (3,424)
                           --------      --------
Total pretax income           9,601         6,885
Income tax expense           (3,696)       (2,651)
                           --------      --------
Net income                 $  5,905      $  4,234
                           --------      --------

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

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements can be identified by the use of forward-looking phrases such as "will likely result," "may," "are expected to," "is anticipated," "estimate," "projected," "intends to" or other similar words or phrases. The most significant among these risks and uncertainties are:

      (1)   our managed net interest income;

      (2)   competitive pressures;

      (3) political, social and/or general economic conditions that affect the level of new account originations, customer spending, delinquencies and charge-offs;

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

      (14)  the impact of litigation;

      (15) the proper design and operation of our disclosure controls and procedures;

      (16) difficulties or delays in the development, production, testing and marketing of products or services; and

      (17)  the ability to attract and retain key personnel.




Additional risks that may affect our future performance are set forth elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our other filings with the Securities and Exchange Commission.

ADVANTA BUSINESS CARDS

Advanta Business Cards originated, directly and through the use of third parties, 53,931 new accounts during the three months ended March 31, 2003 compared to 42,291 new accounts for the same period of 2002. Our managed business credit card receivable portfolio is comprised of both owned business credit card receivables and securitized business credit card receivables. The managed business credit card receivable portfolio grew from $2.0 billion at March 31, 2002 to $2.6 billion at December 31, 2002 and to $2.7 billion at March 31, 2003. We expect owned and managed business credit card receivables to grow approximately 15% to 20% in the year ended December 31, 2003. Our originations in 2002 and 2003 have included a broad array of competitively-priced offerings and products, including promotional pricing and rewards programs, designed to selectively attract and retain more higher credit quality customers and to respond to the competitive environment in the credit card industry.

Pretax income for Advanta Business Cards was $11.0 million for the three months ended March 31, 2003 as compared to $13.7 million for the same period of 2002. The components of pretax income for Advanta Business Cards for the three months ended March 31, 2003 and 2002 were as follows ($ in thousands):

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                ------------------
                                                2003          2002
                                                ----          ----
Net interest income on owned receivables     $ 10,020      $ 14,007
Noninterest revenues                           64,949        58,139
Provision for credit losses                    (9,408)      (10,500)
Operating expenses                            (54,584)      (47,902)
                                             --------      --------
Pretax income                                $ 10,977      $ 13,744
                                             --------      --------

Net interest income on owned receivables decreased by $4.0 million for the three months ended March 31, 2003 as compared to the same period of 2002 due primarily to a decrease in the average yield earned on our business credit card receivables, partially offset by an increase in average owned business credit card receivables of $118 million. The decrease in yield is a result of a broad array of competitively-priced offerings and products, including promotional pricing, designed to selectively attract and retain more higher credit quality customers and to respond to the competitive environment.

The increase in noninterest revenues is comprised of increased servicing revenues, interchange income and other fee revenues due to growth in average owned and securitized receivables. A decrease in yield on securitized receivables was offset by increased volume of securitized receivables, a decrease in the floating interest rates earned by note holders and a decreased net principal charge-off rate on securitized receivables resulting in consistent levels of securitization income in both periods. The decrease in provision for credit losses in the three months ended March 31, 2003 as compared to the same period of 2002 reflects estimates of a lower level of inherent losses in the portfolio, based on delinquency and net principal charge-off trends and the current composition of the portfolio as compared to estimates as of March 31, 2002, partially offset by the increase in average owned business credit card receivables. The increase in operating expenses resulted from growth in owned and securitized receivables. In addition, amortization of deferred origination costs increased due to the number and timing of new account originations.

VENTURE CAPITAL

The components of pretax loss for our venture capital segment for the three months ended March 31, 2003 and 2002 were as follows ($ in thousands):

                           THREE MONTHS ENDED
                                MARCH 31,
                           ------------------
                           2003         2002
                           ----         ----
Net interest expense     $  (140)     $  (203)
Unrealized losses           (610)      (2,579)
Operating expenses          (626)        (653)
                         -------      -------
Pretax loss              $(1,376)     $(3,435)
                         -------      -------

As shown in the table above, pretax loss of our venture capital segment is comprised primarily of net unrealized losses on our venture capital investments, which reflect the market conditions for those investments in each respective period, and operating expenses. The estimated fair value of our venture capital investments was $12.9 million at March 31, 2003 and $13.5 million at December 31, 2002.

INTEREST INCOME AND EXPENSE

Interest income decreased by $3.4 million to $23.0 million for the three months ended March 31, 2003 as compared to the same period of 2002. The decrease in interest income for the three months ended March 31, 2003 was due primarily to a decrease in the average yield earned on our investments and receivables as a result of the prevailing interest rate environment and the competitively-priced offers described below. Partially offsetting these decreases were increases in average owned business credit card receivables of $118 million and average investments of $6.4 million for the three months ended March 31, 2003 as compared to the same period of 2002.

In 2002 and 2003, our marketing campaigns have included a broad array of competitively-priced offerings and products, including promotional pricing and rewards programs, designed to selectively attract and retain more higher credit quality customers and to respond to the competitive environment. These competitively-priced offers have resulted in a decline in yields on our business credit card receivable portfolio and are anticipated to result in lower credit losses in future periods and higher interchange income due to higher purchase volume. We expect yields for the remaining three quarters of 2003 to be relatively consistent with those experienced in the first quarter, due in part to the expiration of promotional pricing periods on a portion of the business credit card portfolio that we anticipate will offset the decline in yields created by new offers at promotional rates.

During the three months ended March 31, 2003, interest expense decreased by $1.8 million to $11.3 million as compared to the same period of 2002. The decrease in interest expense for the three months ended March 31, 2003 was due primarily to a decrease in our average cost of funds, partially offset by an increase in average deposits and debt of $175 million. Our average cost of funds decreased to 4.21% for the three months ended March 31, 2003 from 5.85% during the same period of 2002. The decrease in our average cost of funds is primarily a result of the prevailing interest rate environment.

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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

($ IN THOUSANDS)
                                                                               THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------------------------------------------------------
                                                                    2003                                     2002
                                                   -------------------------------------      --------------------------------------
                                                     AVERAGE                     AVERAGE       AVERAGE                   AVERAGE
                                                     BALANCE         INTEREST     RATE         BALANCE     INTEREST        RATE
                                                     -------         --------     ----         -------     --------        ----

Owned receivables:
 Business credit cards(1)                          $  515,452        $ 17,162     13.50%      $  397,447     $20,119     20.53%
 Other receivables                                     24,860             311      5.07           28,191         336      4.83
                                                   ----------        --------                 ----------   ---------
Total owned receivables                               540,312          17,473     13.11          425,638      20,455     19.49
Investments(2)                                        575,099           1,932      1.35          568,657       3,294      2.32
Retained interests in
 securitizations                                      134,005           3,592     10.72           88,649       2,660     12.00
Interest-earning assets of
 discontinued operations                               41,786           1,277     12.22           54,536       1,159      8.50
                                                   ----------        --------                 ----------   ---------
Total interest-earning
 assets(3)                                          1,291,202        $ 24,274      7.60%       1,137,480     $27,568      9.80%
Noninterest-earning
 assets                                               518,488                                    468,996
                                                   ----------                                 ----------
Total assets                                       $1,809,690                                 $1,606,476
                                                   ==========                                 ==========

Interest-bearing
 liabilities(4)                                    $1,125,707        $ 11,674      4.21%      $  951,073     $13,716      5.85%
Noninterest-bearing
 liabilities                                          262,225                                    187,953
                                                   ----------                                 ----------
Total liabilities                                   1,387,932                                  1,139,026

Company-obligated mandatorily
 preferred securities of
 subsidiary trust holding
 solely subordinated
 debentures of Advanta Corp.                          100,000                                    100,000

Stockholders' equity                                  321,758                                    367,450
                                                   ----------                                 ----------
Total liabilities and
 stockholders' equity
                                                   $1,809,690                                 $1,606,476
                                                   ==========                                 ==========

Net interest spread                                                                3.39%                                  3.95%
Net interest margin                                                                3.96%                                  4.94%
                                                                                   ----                                   ----

(1) Interest income includes late fees for on-balance sheet business credit cards receivables of $1.5 million for the three months ended March 31, 2003 and $2.8 million for the three months ended March 31, 2002.

(2) Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)   Includes assets held and available for sale and non-accrual receivables.

(4) Includes funding of assets for both continuing and discontinued operations.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

For the three months ended March 31, 2003, provision for credit losses decreased by $1.3 million to $9.4 million as compared to the same period in 2002. The decrease in provision for credit losses reflects a reduction in our estimate of losses inherent in the portfolio as of March 31, 2003, based on the improvement of delinquency and principal charge-off trends and the current composition of the portfolio as compared to our estimate as of March 31, 2002. This favorable impact was partially offset by an increase in the average owned business credit card receivables of $118 million to $515 million at March 31, 2003.

For the three months ended March 31, 2003, provisions for interest and fee losses, which are recorded as direct reductions to interest and fee income, increased by $1.2 million to $2.6 million as compared to the same period in 2002. The increase is due to a change in income billing practice effective October 1, 2002. Prior to October 1, 2002, the billing and recognition of interest and fees was discontinued when the related receivable became 90 days past due or upon notification of fraud, bankruptcy, death, hardship or credit counseling. Effective October 1, 2002, we continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses. The billing and recognition of interest and fees on fraudulent, bankrupt, deceased, hardship and credit counseling accounts is still discontinued upon receipt of notification of these events.

The allowance for receivable losses on business credit card receivables was $45.8 million at March 31, 2003, or 9.8% of owned receivables, which was relatively consistent with the allowance of $44.5 million, or 10.0% of owned receivables at December 31, 2002.

DELINQUENCY AND CHARGE-OFF RATE TRENDS ON OWNED BUSINESS CREDIT CARD RECEIVABLES

                                                      MAR. 31,   DEC. 31,   SEP. 30,   JUN. 30,   MAR. 31,
                                                       2003        2002       2002       2002       2002
                                                       ----        ----       ----       ----       ----
Receivables 30 days or more delinquent                  6.0%        5.3%       6.4%       6.5%     7.1%

Receivables 90 days or more delinquent                  2.9%        2.7%       2.9%       3.3%     3.4%

Net principal charge-offs as a % of owned business
   credit card receivables for
   the three months ended (annualized)                  6.5%        6.5%       8.2%       8.2%     9.4%



The improvements in delinquency rates at March 31, 2003 as compared to the rates at March 31, 2002 are the result of the current composition of the portfolio and enhancements in the collections area of operations. In June 2000, we ceased origination of business credit card accounts with Fair, Isaac and Company ("FICO") credit scores of less than 661. We estimate that principal charge-offs for accounts with FICO credit scores of less than 661 at origination reached their peak in the first quarter of 2002, based on the average age of that segment of the portfolio. Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, we anticipate principal charge-off rates for the remaining quarters of 2003 will be lower than the comparable periods of 2002. This expectation is based on the current composition of the portfolio that reflects our strategic initiative to selectively attract and retain more higher credit quality customers, enhancements in the collections area of operations made in 2002, and the current level of delinquencies.

In July 2002, the bank regulatory agencies issued draft guidance on account management and loss allowance for credit card lending. It describes the agencies' expectations for prudent risk management practices for credit card activities, particularly with regard to credit line management, over-limit accounts, and workouts. The draft guidance also addressed income recognition and loss allowance practices for credit card lending. We completed our evaluation of the draft guidance in 2002 and did not expect the implementation of the guidance to have a material adverse effect on our financial condition or our results of operations. In January 2003, the bank regulatory agencies issued the final guidance. The guidance includes provisions generally applicable to all credit card issuers. We are still evaluating any impact the minimum payment provisions in the final guidance may have on our future delinquencies and charge-offs. Any impact may depend on the effect of different account management and collection strategies or other actions we may take to reduce any potentially negative impact of the change in minimum payments on delinquencies and charge-offs. We do not expect the other provisions of the final guidance to have a material adverse effect on our financial condition or our results of operations. However, similar to other examination guidance, this guidance provides wide discretion to the bank regulatory agencies in the application to any particular institution. Accordingly, our bank examiners could require changes in our account management or loss allowance practices in the future.

The following table provides credit quality data as of and for the year-to-date periods indicated for our on-balance sheet receivable portfolio including a summary of allowances for receivable losses, nonaccrual receivables, accruing receivables past due 90 days or more, delinquencies and principal charge-offs. Consolidated data includes business credit cards and other receivables.






($ in thousands)                                     MARCH 31,    DECEMBER 31,    MARCH 31,
                                                     2003 (1)       2002 (1)        2002
                                                     --------       --------        ----
CONSOLIDATED - OWNED
Allowance for receivable losses                    $  47,530      $  46,159      $  43,372
Receivables 30 days or more delinquent                29,207         25,197         30,154
Receivables 90 days or more delinquent                14,207         12,755         13,968
Nonaccrual receivables                                 7,385          5,525         18,543
Accruing receivables past due 90 days or more         11,640         10,535              0
As a percentage of gross receivables:
 Allowance for receivable losses                         9.7%           9.8%          10.2%
 Receivables 30 days or more delinquent                  6.0            5.4            7.1
 Receivables 90 days or more delinquent                  2.9            2.7            3.3
 Nonaccrual receivables                                  1.5            1.2            4.4
 Accruing receivables past due 90 days or more           2.4            2.2            0.0
Net principal charge-offs                          $   8,428      $  37,416      $   9,299
As a percentage of average gross receivables:
 Net principal charge-offs                               6.2%           7.5%           8.7%


BUSINESS CREDIT CARDS - OWNED
Allowance for receivable losses                    $  45,818      $  44,466      $  42,370
Receivables 30 days or more delinquent                27,846         23,406         28,119
Receivables 90 days or more delinquent                13,403         11,959         13,297
Nonaccrual receivables                                 6,581          4,729         17,872
Accruing receivables past due 90 days or more         11,640         10,535              0
As a percentage of gross receivables:
 Allowance for receivable losses                         9.8%          10.0%          10.7%
 Receivables 30 days or more delinquent                  6.0            5.3            7.1
 Receivables 90 days or more delinquent                  2.9            2.7            3.4
 Nonaccrual receivables                                  1.4            1.1            4.5
 Accruing receivables past due 90 days or more           2.5            2.4            0.0
Net principal charge-offs                          $   8,408      $  37,400      $   9,299
As a percentage of average gross receivables:
 Net principal charge-offs                               6.5%           7.9%           9.4%


(1) See Note 4 to the consolidated financial statements for a discussion of the change in income billing practice effective October 1, 2002.

SECURITIZATION INCOME

Securitization income was $29.6 million for each of the three-month periods ended March 31, 2003 and 2002. Increased volume of securitized receivables, a decrease in the floating interest rates earned by note holders and a decreased net principal charge-off rate on securitized receivables offset a decrease in yield on securitized receivables, resulting in consistent levels of securitization income in both periods. These fluctuations in yields and rates are similar to those experienced in on-balance sheet business credit card receivables as discussed in the "Interest Income and Expense" and "Provision and Allowance for Receivable Losses" sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGED RECEIVABLE DATA

Performance on a managed receivable portfolio basis is useful and relevant because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables. The following tables provide selected information on a managed business credit card receivable portfolio basis as of March 31 and for the three months then ended ($ in thousands):

                                                               2003 (1)
                                               ----------------------------------------
                                                             ADJUSTMENTS
                                                             TO REVERSE
                                                             EFFECTS OF         TOTAL
                                               OWNED       SECURITIZATIONS     MANAGED
                                               -----       ---------------     -------

Average business credit card receivables     $  515,452     $ 2,171,815      $2,687,267
Ending business credit card receivables      $  465,436     $ 2,278,746      $2,744,182
Number of business credit card accounts         792,626             N/A         792,626
Interest income                              $   20,754     $    87,095      $  107,849
Interest expense                                 10,734           9,521          20,255
Net interest income                              10,020          77,574          87,594
Noninterest revenues                             64,949         (32,099)         32,850
Net principal charge-offs                         8,408          45,475          53,883
Risk-adjusted revenues (2)                       66,561               0          66,561
Receivables 30 days or more delinquent           27,846         146,570         174,416
Receivables 90 days or more delinquent           13,403          71,255          84,658
Nonaccrual receivables                            6,581          35,166          41,747
Accruing receivables past
  due 90 days or more                            11,640          61,824          73,464



                                                                       2002
                                                 -------------------------------------------------
                                                                    ADJUSTMENTS
                                                                    TO REVERSE
                                                                     EFFECTS OF            TOTAL
                                                 OWNED            SECURITIZATIONS         MANAGED
                                                 -----            ---------------         -------


Average business credit card receivables         $397,447           $1,615,656          $2,013,103
Ending business credit card receivables          $395,766           $1,630,309          $2,026,075
Number of business credit card accounts           684,418                  N/A             684,418
Interest income                                  $ 22,778           $   79,643          $  102,421
Interest expense                                    8,771                9,059              17,830
Net interest income                                14,007               70,584              84,591
Noninterest revenues                               58,139              (31,598)             26,541
Net principal charge-offs                           9,299               38,986              48,285
Risk-adjusted revenues (2)                         62,847                    0              62,847
Receivables 30 days or more delinquent             28,119              117,274             145,393
Receivables 90 days or more delinquent             13,297               55,228              68,525
Nonaccrual receivables                             17,872               74,364              92,236
Accruing receivables past due 90 days or more           0                    0                   0

(1) See Note 4 to the consolidated financial statements for a discussion of the change in income billing practice effective October 1, 2002.
(2) Risk-adjusted revenues represent net interest income and noninterest revenues, less net principal charge-offs.

SERVICING REVENUES

Servicing revenues were $10.0 million for the three months ended March 31, 2003 and $7.9 million for the three months ended March 31, 2002. The increase in servicing revenue was due to increased volume of securitized business credit card receivables.

OTHER REVENUES

($ in thousands)                          THREE MONTHS ENDED
                                               MARCH 31,
                                          ------------------
                                          2003          2002
                                          ----          ----
Interchange income                     $ 26,138      $ 20,193
Business credit card rewards             (4,132)       (2,004)
Balance transfer fees                     1,351           294
Cash advance fees                           755           808
Investment securities losses, net          (608)       (2,627)
Insurance revenues, net, and other        1,928         1,214
                                       --------      --------
Total other revenues, net              $ 25,432      $ 17,878
                                       ========      ========

Interchange income includes interchange fees on both owned and securitized business credit cards. The increase in interchange income in the three months ended March 31, 2003 as compared to the same period in 2002 was primarily due to higher purchase volume related to the increase in average business credit card accounts and receivables. The average interchange rate was 2.1% in each of the three months ended March 31, 2003 and 2002.

The increase in business credit card rewards in the three months ended March 31, 2003, as compared to 2002, was due to the increase in average owned and securitized business credit card accounts in the rewards programs and the corresponding purchase activity in those accounts, partially offset by a change in redemption terms of certain reward programs in 2003 that decreased the anticipated costs of future reward redemptions in those programs by approximately $867 thousand.

Balance transfer fees have increased in the three months ended March 31, 2003 as compared to the same period of 2002 due to higher volume of balance transfers in 2003 associated with an increase in the volume of balance transfer promotional offers included in our marketing campaigns in 2003. In 2002 and 2003, our marketing campaigns have included a broad array of competitively-priced offerings and products, including balance transfer promotions, promotional pricing and rewards programs, geared specifically toward attracting more higher credit quality customers.

Investment securities losses for both the three months ended March 31, 2003 and 2002 are comprised primarily of decreases in valuations of venture capital investments reflecting the market conditions for the investments in those periods.

In the three months ended March 31, 2003, insurance revenues, net, and other includes an estimate of the earnings allocable to our partnership interest in Fleet Credit Card Services, L.P.

OPERATING EXPENSES

 ($ in thousands)                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                    -------------------
                                                     2003        2002
                                                    -------     -------
Salaries and employee benefits                      $17,991     $17,131
Amortization of deferred origination costs, net      14,184      12,022
External processing                                   4,620       4,177
Professional fees                                     3,434       3,835
Equipment                                             3,394       2,601
Marketing                                             2,927       1,911
Occupancy                                             1,789       1,611
Credit                                                1,185       1,673
Telephone                                             1,074         627
Fraud                                                   915         741
Postage                                                 902         791
Other                                                 3,107       1,838
                                                    -------     -------
Total operating expenses                            $55,522     $48,958
                                                    =======     =======

Salaries and employee benefits, external processing, occupancy, telephone, fraud, postage and other expenses have increased in the three months ended March 31, 2003 as compared to the same period of 2002 due primarily to growth in owned and securitized business credit card receivables.

The increase in amortization of deferred origination costs, net is attributable to an increase in the number and timing of new account originations. We originated a significant volume of new accounts in the fourth quarter of 2002, and expect to have increased amortization expense through the third quarter of 2003 as those costs amortize over the privilege period of one year.

Equipment expense increased in the three months ended March 31, 2003 as compared to the same period of 2002 due to an increase in technology costs, including a licensing fee, and the growth in owned and securitized business credit card receivables.

The increase in marketing expense in the three months ended March 31, 2003 as compared to the same period of 2002 was primarily attributable to our initiatives to enhance and maintain our relationships with existing high credit quality customers including marketing programs to stimulate usage, enhance customer loyalty and retain existing accounts, and the development of programs to acquire new customers.

Credit expense decreased in the three months ended March 31, 2003 as compared to the same period of 2002 due to a shift in the types of recoveries. There was an increase in the proportion of total recoveries collected through sales of pools of charged-off accounts and a decrease in the proportion collected through outsourced individual account recovery efforts.

LITIGATION CONTINGENCIES

Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to our exit from that business in the first quarter of 2001. See discussion in Note 8 to the consolidated financial statements. Management believes that the aggregate loss, if any, resulting from these actions will not have a material adverse effect on our financial position or results of our operations based on the level of litigation reserves we have established and our current expectations regarding the ultimate resolutions of these existing actions. Our litigation reserves are estimated based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates.

INCOME TAXES

Income tax expense was $3.7 million for the three months ended March 31, 2003 and $2.7 million for the same period of 2002. Our effective tax rate was 38.5% for both periods. See Note 8 to the consolidated financial statements for a discussion of tax matters currently before the Internal Revenue Service Regional Office of Appeals.

MARKET RISK SENSITIVITY

As of March 31, 2003, there were no material changes in our market risk exposures that affect the quantitative and qualitative market risk disclosures presented as of December 31, 2002 in our Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.'s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to a diversity of funding sources as described below, and had a high level of liquidity at March 31, 2003. At March 31, 2003, we had $368 million of federal funds sold, $182 million of receivables held for sale, and $115 million of investments, which could be sold to generate additional liquidity. Components of funding were as follows ($ in thousands):

                                                         MARCH 31, 2003            DECEMBER 31, 2002
                                                  --------------------------    ----------------------
                                                     AMOUNT          %             AMOUNT          %
                                                     ------          -             ------          -

Off-balance sheet securitized receivables (1)       $2,226,117       57%          $2,172,266       60%
Deposits                                               930,404       24              714,028       19
Debt and other borrowings                              318,490        8              315,886        9
Capital securities                                     100,000        3              100,000        3
Equity                                                 323,435        8              321,313        9
                                                    ----------      ---           ----------      ---
Total                                               $3,898,446      100%          $3,623,493      100%
                                                    ==========      ===           ==========      ===

(1) Includes both off-balance sheet business credit card receivables and off-balance sheet lease receivables related to discontinued operations. Excludes our ownership interest in the investor principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations or assets of discontinued operations.

At March 31, 2003, we had a $280 million committed commercial paper conduit facility, through which $55 million of business credit card receivables were securitized at March 31, 2003. Upon the expiration of the $280 million commercial paper conduit facility in June 2003, management expects to obtain the appropriate level of replacement funding under similar terms and conditions.

When a business credit card securitization series is in its revolving period, principal collections on securitized receivables allocated to that series are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a series of our securitization trust starts its amortization period, principal collections are held in the trust until the payment date of the notes. Our $157 million Series 2000-A business credit card securitization started its scheduled amortization period in February 2003 and our $600 million Series 2000-B business credit card securitization started its scheduled amortization period in April 2003. As principal is collected on securitized receivables in those series during their amortization periods, we need to replace that amount of funding. Balances of accounts receivable from securitizations and amounts due to the securitization trust have increased at March 31, 2003, as compared to December 31, 2002, primarily as a result of principal collections of receivables allocated to Series 2000-A during its amortization period. The increases in these assets were primarily funded through an increase in deposits. Series 2000-A completed its scheduled amortization period in March 2003 and the note holders were paid in full in April 2003. We expect Series 2000-B to complete its scheduled amortization period in June 2003 and the note holders to be paid in full by July 2003. Management expects future funding needs related to amortization periods to be met through a combination of increased deposits and private and public securitization transactions under similar terms and conditions as our current private and public securitizations. However, based on recent trends in market rates for asset-backed securities issued by certain other credit card companies and our recent experience, we expect the costs of our securitization transactions in 2003 to be higher than what we experienced in 2002.

We continue to offer unsecured debt securities of Advanta Corp., in the form of RediReserve Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer frequently, depending on market conditions and our funding needs. The rates also vary depending on the size of each investment. At March 31, 2003, $318 million of RediReserve Certificates and Investment Notes were outstanding with interest rates ranging from 1.98% to 11.56%. In 2002, we began to lengthen the maturities of our unsecured debt securities to take advantage of the low interest rate environment. Debt maturing in one year or less totaled $181 million at March 31, 2003, as compared to $207 million at December 31, 2002 and $227 million at March 31, 2002.

The Board of Directors of Advanta Corp. has authorized management to purchase up to 3.0 million shares of Advanta Corp. common stock. As of December 31, 2002, we had repurchased 2,248,059 shares of our Class B Common Stock. In the three months ended March 31, 2003, we repurchased 279,250 shares of our Class B Common Stock. We intend to continue to make purchases under the remaining unused authorization when we believe it is prudent to do so while we analyze evolving capital requirements.

Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp issues and funds our business credit cards and is the servicer of our discontinued leasing business. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank's operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.'s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

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

At March 31, 2003, Advanta Bank Corp.'s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 14.46% as compared to 18.46% at December 31, 2002. In each case, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as "well-capitalized" under the regulatory framework for prompt corrective action. We expect Advanta Bank Corp's capital to remain at "well-capitalized" levels throughout the remainder of 2003. However, we expect its combined total capital ratio at June 30, 2003 to be lower than the ratio at March 31, 2003 due to the amortization of the 2000-B securitization discussed above and the corresponding increase in on-balance sheet assets.

Assets of discontinued operations include two buildings formerly used in our mortgage business that are under contract for sale at March 31, 2003. The proceeds from the sale of the buildings in May 2003 will be approximately $27 million, which is expected to increase our liquidity position.

Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to our exit from that business in the first quarter of 2001. Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our liquidity or capital resources based on our current expectations regarding the ultimate resolutions of these actions and amounts held in escrow in connection with certain litigation. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that the estimated cash flow related to these proceedings may change or that actual results will differ from our estimates.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The legal proceedings and claims described under the heading captioned "Contingencies" in Note 8 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The following exhibits are being filed with this report on Form 10-Q.

         EXHIBIT
         NUMBER       DESCRIPTION OF DOCUMENT

            10        AT&T Master Custom Agreement, dated February 10, 2003, between Advanta
                      Shared Services Corp. and AT&T Corp.

            12        Consolidated Computation of Ratio of Earnings to Fixed Charges

            99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

            99.2      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K



      (b)(1)          A Current Report on Form 8-K, dated January 17, 2003, was filed by
                      Advanta announcing that Fleet filed a complaint seeking a
                      declaratory judgment for indemnification of damages incurred by not being entitled to the tax deduction arising from Fleet's purchase of
                      Advanta's consumer credit card business in 1998.

      (b)(2)          A Current Report on Form 8-K, dated January 22, 2003, was filed by
                      Advanta announcing that the trial court issued a decision ruling on all but one of the remaining issues on the lawsuit filed by Fleet on
                      January 22, 1999.

      (b)(3)          A Current Report on Form 8-K, dated January 23, 2003, was filed by
                      Advanta setting forth the financial highlights of Advanta's results of operations for the year ended December 31, 2002.



SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Advanta Corp.
                           (Registrant)



         May 14, 2003                                By /s/Philip M. Browne
                                                        -------------------
                                                     Senior Vice President and
                                                     Chief Financial Officer

         May 14, 2003                                By /s/David B. Weinstock
                                                        ---------------------
                                                     Vice President and
                                                     Chief Accounting Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Dennis Alter
-----------------------
Dennis Alter
Chief Executive Officer

May 14, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Philip M. Browne
------------------------
Philip M. Browne
Chief Financial Officer

May 14, 2003

      EXHIBIT INDEX

                                                                                MANNER OF
EXHIBIT    DESCRIPTION                                                             FILING




10         AT&T Master Custom Agreement, dated February 10, 2003, between              *
           Advanta Shared Services Corp. and AT&T Corp.

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
