Form 10-Q
period 2003-06-30
ADVANTA CORP
filed 2003-08-13
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003 or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _____

Commission File Number 0-14120

Advanta Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1462070 (I.R.S. Employer Identification No.)

Welsh and McKean Roads, P.O. Box 844, Spring House, PA 19477
(Address of Principal Executive Offices) (Zip Code)

(215) 657-4000
(Registrant’s telephone number, including area code)

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

Yes [  ]  No [  ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $.01 par value	Outstanding at August 4, 2003 9,864,385 shares

Class B Common Stock, $.01 par value	Outstanding at August 4, 2003 17,389,454 shares

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)	3
Consolidated Income Statements (Unaudited)	4
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)	5–6
Consolidated Statements of Cash Flows (Unaudited)	7
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	43
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	43
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 6. Exhibits and Reports on Form 8-K	44

ITEM 1. FINANCIAL STATEMENTS

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2003	2002

ASSETS
Cash	$44,919	$14,834
Federal funds sold	280,902	332,257
Restricted interest-bearing deposits	77,880	79,449
Investments available for sale	201,049	171,222
Receivables, net:
Held for sale	158,557	177,065
Other	282,483	278,282

Total receivables, net	441,040	455,347
Accounts receivable from securitizations	831,191	198,238
Premises and equipment, net	18,592	25,496
Other assets	294,828	277,658
Assets of discontinued operations, net	90,075	127,112

Total assets	$2,280,476	$1,681,613

LIABILITIES
Deposits	$1,205,001	$714,028
Debt	319,428	315,886
Other liabilities	329,188	230,386

Total liabilities	1,853,617	1,260,300

Commitments and contingencies
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp.	100,000	100,000
STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding – 1,010 shares in 2003 and 2002	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 10,041,017 shares in 2003 and 2002	100	100
Class B non-voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 20,471,162 shares in 2003 and 20,326,289 shares in 2002	205	204
Additional paid-in capital	245,071	243,910
Deferred compensation	(16,235)	(17,837)
Unearned ESOP shares	(10,606)	(10,831)
Accumulated other comprehensive income	328	186
Retained earnings	153,504	147,205
Less: Treasury stock at cost, 154,632 Class A common shares and 3,197,614 Class B common shares in 2003; 2,896,112 Class B common shares in 2002	(46,518)	(42,634)

Total stockholders’ equity	326,859	321,313

Total liabilities and stockholders’ equity	$2,280,476	$1,681,613

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2003	2002	2003	2002

Interest income:
Receivables	$18,914	$21,007	$36,387	$41,483
Investments	2,163	2,576	4,089	5,846
Other interest income	4,373	2,652	7,965	5,312

Total interest income	25,450	26,235	48,441	52,641
Interest expense:
Deposits	7,419	6,023	13,640	12,288
Debt	5,692	6,346	10,741	13,132
Other borrowings	0	0	1	59

Total interest expense	13,111	12,369	24,382	25,479

Net interest income	12,339	13,866	24,059	27,162
Provision for credit losses	9,265	11,341	18,711	22,041

Net interest income after provision for credit losses	3,074	2,525	5,348	5,121
Noninterest revenues:
Securitization income	31,752	30,023	61,362	59,670
Servicing revenues	9,873	8,143	19,900	16,085
Other revenues, net	24,929	22,999	50,361	40,877

Total noninterest revenues	66,554	61,165	131,623	116,632

Expenses:
Operating expenses	57,195	49,887	112,717	98,845
Minority interest in income of consolidated subsidiary	2,220	2,220	4,440	4,440

Total expenses	59,415	52,107	117,157	103,285

Income before income taxes	10,213	11,583	19,814	18,468
Income tax expense	3,932	4,459	7,628	7,110

Income from continuing operations	6,281	7,124	12,186	11,358
Loss, net, on discontinuance of mortgage and leasing businesses, net of tax	(1,968)	(8,610)	(1,968)	(8,610)

Net income (loss)	$4,313	$(1,486)	$10,218	$2,748

Basic income from continuing operations per common share
Class A	$0.25	$0.27	$0.47	$0.41
Class B	0.27	0.29	0.52	0.46
Combined	0.26	0.28	0.50	0.44

Diluted income from continuing operations per common share
Class A	$0.24	$0.26	$0.46	$0.40
Class B	0.26	0.27	0.51	0.44
Combined	0.26	0.27	0.49	0.42

Basic net income (loss) per common share
Class A	$0.16	$(0.07)	$0.39	$0.07
Class B	0.19	(0.05)	0.44	0.12
Combined	0.18	(0.06)	0.42	0.10

Diluted net income (loss) per common share
Class A	$0.16	$(0.06)	$0.38	$0.08
Class B	0.18	(0.05)	0.43	0.11
Combined	0.18	(0.06)	0.41	0.10

Basic weighted average common shares outstanding
Class A	9,151	9,144	9,168	9,138
Class B	14,893	16,176	14,854	16,239
Combined	24,044	25,320	24,022	25,377

Diluted weighted average common shares outstanding
Class A	9,151	9,150	9,168	9,144
Class B	15,445	17,640	15,329	17,312
Combined	24,596	26,790	24,497	26,456

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
($ in thousands)

		Class A	Class A	Class B	Additional
	Comprehensive	Preferred	Common	Common	Paid-In
	Income (Loss)	Stock	Stock	Stock	Capital

Balance at December 31, 2001		$1,010	$100	$179	$223,362

Net income (loss)	$(24,182)
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $577	(1,073)

Comprehensive income (loss)	$(25,255)

Preferred and common cash dividends declared
Exercise of stock options				1	362
Stock option exchange program stock distribution
Issuance of restricted stock				28	22,529
Amortization of deferred compensation
Forfeitures of restricted stock				(4)	(2,275)
Stock buyback
ESOP shares committed to be released					(68)

Balance at December 31, 2002		$1,010	$100	$204	$243,910

Net income (loss)	$10,218
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $(76)	142

Comprehensive income (loss)	$10,360

Preferred and common cash dividends declared
Exercise of stock options				1	849
Stock option exchange program stock distribution
Issuance of restricted stock				1	1,538
Amortization of deferred compensation
Forfeitures of restricted stock				(1)	(1,149)
Stock buyback
ESOP shares committed to be released					(77)

Balance at June 30, 2003		$1,010	$100	$205	$245,071

See Notes to Consolidated Financial Statements

($ in thousands)

	Deferred	Accumulated
	Compensation	Other			Total
	& Unearned	Comprehensive	Retained	Treasury	Stockholders’
	ESOP Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2001	$(11,359)	$1,259	$179,370	$(27,622)	$366,299

Net income (loss)			(24,182)		(24,182)
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $577		(1,073)			(1,073)
Comprehensive income (loss)
Preferred and common cash dividends declared			(7,983)		(7,983)
Exercise of stock options					363
Stock option exchange program stock distribution				542	542
Issuance of restricted stock	(22,557)				0
Amortization of deferred compensation	2,842				2,842
Forfeitures of restricted stock	1,941				(338)
Stock buyback				(15,554)	(15,554)
ESOP shares committed to be released	465				397

Balance at December 31, 2002	$(28,668)	$186	$147,205	$(42,634)	$321,313

Net income (loss)			10,218		10,218
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $(76)		142			142
Comprehensive income (loss)
Preferred and common cash dividends declared			(3,919)		(3,919)
Exercise of stock options					850
Stock option exchange program stock distribution				183	183
Issuance of restricted stock	(1,539)				0
Amortization of deferred compensation	2,152				2,152
Forfeitures of restricted stock	989				(161)
Stock buyback				(4,067)	(4,067)
ESOP shares committed to be released	225				148

Balance at June 30, 2003	$(26,841)	$328	$153,504	$(46,518)	$326,859

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,

($ in thousands)	2003	2002

OPERATING ACTIVITIES – CONTINUING OPERATIONS
Net income	$10,218	$2,748
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss, net, on discontinuance of mortgage and leasing businesses, net of tax	1,968	8,610
Investment securities losses	1,766	2,093
Depreciation and amortization	4,217	4,026
Provision for credit losses	18,711	22,041
Provision for interest and fee losses	5,013	2,945
Change in deferred origination costs, net of deferred fees	8,546	(1,435)
Change in receivables held for sale	(279,261)	(130,991)
Proceeds from sale of receivables held for sale	299,376	115,000
Change in accounts receivable from securitizations	(632,953)	(1,688)
Change in other assets and other liabilities	89,753	17,951

Net cash provided by (used in) operating activities	(472,646)	41,300

INVESTING ACTIVITIES – CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	52,924	43,024
Purchase of investments available for sale	(314,625)	(191,490)
Proceeds from sales of investments available for sale	246,686	162,337
Proceeds from maturing investments available for sale	36,564	69,226
Change in receivables not held for sale	(38,078)	(32,636)
Sales (purchases) of premises and equipment, net	2,820	(3,526)

Net cash provided by (used in) investing activities	(13,709)	46,935

FINANCING ACTIVITIES – CONTINUING OPERATIONS
Change in demand and savings deposits	(3,519)	(3,434)
Proceeds from issuance of time deposits	561,659	153,936
Payments for maturing time deposits	(71,629)	(178,723)
Proceeds from issuance of debt	50,621	55,955
Payments on redemption of debt	(50,224)	(88,010)
Change in other borrowings	0	(32,317)
Proceeds from exercise of stock options	850	351
Cash dividends paid	(3,919)	(4,067)
Stock buyback	(4,067)	(4,297)

Net cash provided by (used in) financing activities	479,772	(100,606)

DISCONTINUED OPERATIONS
Net cash provided by operating activities	10,109	2,169
Net cash provided by investing activities	26,559	0

Net cash provided by discontinued operations	36,668	2,169

Net increase (decrease) in cash	30,085	(10,202)
Cash at beginning of period	14,834	20,952

Cash at end of period	$44,919	$10,750

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

June 30, 2003
(Unaudited)

In these notes to consolidated financial statements, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

Note 1) Basis of Presentation

Advanta Corp. (collectively with its subsidiaries, “Advanta”) has prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our latest annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” defines a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it permits entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue with the accounting methodology in Opinion No. 25 and, as a result, have provided pro forma disclosures of compensation expense for stock option plans, net of related tax effects, net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for these plans been determined using the fair value method, our compensation expense for stock option plans, net of related tax effects, net income (loss) and net income (loss) per common share would have changed to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Compensation expense for stock option plans, net of related tax effects
As reported	$0	$0	$0	$0
Pro forma	603	787	1,216	1,540

Net income (loss)
As reported	$4,313	$(1,486)	$10,218	$2,748
Pro forma	3,710	(2,273)	9,002	1,208

Basic net income (loss) per common share
As reported
Class A	$0.16	$(0.07)	$0.39	$0.07
Class B	0.19	(0.05)	0.44	0.12
Combined	0.18	(0.06)	0.42	0.10
Pro forma
Class A	$0.14	$(0.10)	$0.34	$0.01
Class B	0.16	(0.08)	0.39	0.06
Combined	0.15	(0.09)	0.37	0.04

Diluted net income (loss) per common share
As reported
Class A	$0.16	$(0.06)	$0.38	$0.08
Class B	0.18	(0.05)	0.43	0.11
Combined	0.18	(0.06)	0.41	0.10
Pro forma
Class A	$0.14	$(0.09)	$0.33	$0.02
Class B	0.16	(0.08)	0.38	0.05
Combined	0.15	(0.08)	0.36	0.04

Note 2) Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which modifies the recognition and disclosure requirements of a company’s guarantee arrangements. Effective January 1, 2003, we adopted this interpretation, which requires a company that enters into or modifies existing guarantee arrangements to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51.” This interpretation requires a company to consolidate a variable interest entity if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. The consolidation requirements apply to all variable interest entities created after January 31, 2002. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. The adoption of this interpretation did not have a material effect on our financial position or results of operations since qualifying special-purpose entities, as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125” (“SFAS 140”), are exempt from the consolidation requirements of this interpretation.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Our adoption of this standard will result in a reclassification of our company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp. (the “capital securities”) to liabilities, and payments on the capital securities, currently classified as minority interest in income of consolidated subsidiary, to be reclassified to interest expense. We do not expect the adoption of this standard to impact net income.

In June 2003, the FASB issued an exposure draft that would amend SFAS 140. The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. They would also help to ensure that special purpose entities will not qualify for the exception to FASB Interpretation No. 46 if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. Management is still evaluating any potential impact this proposed statement, if finalized in its current form, may have on our financial position or results of operations.

Note 3) Receivables

Receivables on the balance sheet, including those held for sale, consisted of the following:

	June 30,	December 31,
	2003	2002

Business credit card receivables	$442,769	$445,083
Other receivables	23,309	25,589

Gross receivables	466,078	470,672

Add: Deferred origination costs, net of deferred fees	22,288	30,834
Less: Allowance for receivable losses
Business credit cards	(45,914)	(44,466)
Other receivables	(1,412)	(1,693)

Total allowance	(47,326)	(46,159)

Receivables, net	$441,040	$455,347

Note 4) Allowance for Receivable Losses

The following table presents activity in the allowance for receivable losses for the periods presented:

	Six Months Ended
	June 30,

	2003	2002

Beginning balance	$46,159	$41,971
Provision for credit losses	18,711	22,041
Provision for interest and fee losses	5,013	2,945
Gross principal charge-offs:
Business credit cards	(19,442)	(21,188)
Other receivables	(28)	(13)

Total gross principal charge-offs	(19,470)	(21,201)

Principal recoveries:
Business credit cards	1,479	2,195

Net principal charge-offs	(17,991)	(19,006)

Interest and fee charge-offs:
Business credit cards	(4,566)	(2,945)

Ending balance	$47,326	$45,006

Prior to October 1, 2002, the billing and recognition of interest and fees was discontinued when the related receivable became 90 days past due or when the account was classified as fraudulent, bankrupt, deceased, hardship or credit counseling. Effective October 1, 2002, we continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses. The billing and recognition of interest and fees is still discontinued when the account is classified as fraudulent, bankrupt, deceased, hardship or credit counseling. Provision for interest and fee losses are recorded as direct reductions to interest and fee income.

Note 5) Securitization Activities

Accounts receivable from securitizations consisted of the following:

	June 30,	December 31,
	2003	2002

Retained interests in securitizations	$156,373	$113,422
Accrued interest and fees on securitized receivables, net	58,926	56,171
Amounts due from the trust	615,892	28,645

Total accounts receivable from securitizations	$831,191	$198,238

On July 21, 2003, we received $600 million of receivables from the securitization trust after the note holders in the Series 2000-B business credit card securitization had been paid in full with accumulated principal collections on the securitized receivables and the noteholders’ claim on the receivables had been released.

The following represents business credit card securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Average securitized receivables	$2,290,671	$1,638,410	$2,231,572	$1,627,096
Securitization income	31,752	30,023	61,362	59,670
Discount accretion	4,373	2,652	7,965	5,312
Interchange income	23,521	17,215	43,925	32,870
Servicing revenues	9,873	8,143	19,900	16,085
Proceeds from new securitizations	226,851	110,000	299,376	115,000
Proceeds from collections reinvested in revolving-period securitizations	710,553	915,671	1,768,945	1,819,439
Cash flows received on retained interests	84,702	48,611	133,002	100,005
Key assumptions:
Discount rate	12.1% - 14.6%	9.0% - 15.0%	11.4% - 14.6%	9.0% - 15.0%
Monthly payment rate	18.8% - 21.0%	18.2% - 21.0%	18.8% - 21.0%	18.2% - 21.0%
Loss rate	8.6% - 9.7%	9.6% - 12.8%	8.6% - 10.3%	9.6% - 12.8%
Finance charge yield, net of interest paid to note holders	14.3% - 15.0%	14.9% - 15.9%	14.3% - 15.0%	14.9% - 15.9%

Beginning in the fourth quarter of 2002, our interest yield assumption includes both finance charge and late fee yield. Previously, the interest yield assumption included only finance charge yield.

There were no purchases of delinquent accounts during the three or six months ended June 30, 2003 or 2002.

The following assumptions were used in estimating the fair value of retained interests in business credit card securitizations at June 30, 2003 and December 31,

2002 if quoted market prices were not available. The assumptions listed represent weighted averages of assumptions used for each securitization.

	June 30,	December 31,
	2003	2002

Discount rate	12.1% - 13.8%	11.4% - 14.0%
Monthly payment rate	18.8% - 21.0%	19.3% - 21.0%
Loss rate	8.6% - 9.4%	9.4% - 10.3%
Interest yield, net of interest earned by note holders	15.0%	15.0%

In addition to the assumptions identified above, management also considered qualitative factors such as the impact of the current economic environment on the performance of the business credit card receivables sold and the potential volatility of the current market for similar instruments in assessing the fair value of retained interests in business credit card securitizations.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. The following are the results of those sensitivity analyses on the valuation at June 30, 2003.

Effect on fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(2,055)
Discount rate increased by 4%	(4,027)
Monthly payment rate at 110% of base assumption	(1,465)
Monthly payment rate at 125% of base assumption	(2,786)
Loss rate at 110% of base assumption	(4,278)
Loss rate at 125% of base assumption	(10,695)
Interest yield, net of interest earned by note holders, decreased by 1%	(5,004)
Interest yield, net of interest earned by note holders, decreased by 2%	(10,007)

The objective of these hypothetical analyses is to measure the sensitivity of the fair value of the retained interests to changes in assumptions. The methodology used to calculate the fair value in the analyses is a discounted cash flow analysis, the same methodology used to estimate the fair value of the retained interests when quoted market prices are not available at each reporting date. These estimates do not factor in the impact of simultaneous changes in other key assumptions. The above scenarios do not reflect management’s expectation regarding the future direction of these rates, and they depict only certain possibilities out of a large set of possible scenarios.

Managed receivable data

Our managed business credit card receivable portfolio is comprised of both owned and securitized business credit card receivables. Performance on a managed receivable portfolio basis is useful and relevant because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables. Credit quality data on the managed business credit card receivable portfolio is as follows:

	June 30,	December 31,	June 30,
	2003(1)	2002(1)	2002

Owned business credit card receivables	$442,769	$445,083	$443,377
Securitized business credit card receivables	2,365,176	2,149,147	1,744,669

Total managed receivables	2,807,945	2,594,230	2,188,046

Receivables 30 days or more delinquent:
Owned	25,839	23,406	28,739
Securitized	150,380	136,128	115,500
Total managed	176,219	159,534	144,239
Receivables 90 days or more delinquent:
Owned	13,184	11,959	14,703
Securitized	76,459	69,335	58,836
Total managed	89,643	81,294	73,539
Nonaccrual receivables:
Owned	7,091	4,729	21,111
Securitized	42,162	27,688	83,313
Total managed	49,253	32,417	104,424
Accruing receivables past due 90 days or more:
Owned	11,741	10,535	0
Securitized	67,804	61,045	0
Total managed	79,545	71,580	0
Net principal charge-offs for the six months ended June 30 and twelve months ended December 31:
Owned	17,963	37,400	18,993
Securitized	92,060	156,282	76,762
Total managed	110,023	193,682	95,755

(1)	See Note 4 for a discussion of the change in income billing practice effective October 1, 2002.

Note 6) Selected Balance Sheet Information

Other assets consisted of the following:

	June 30,	December 31,
	2003	2002

Current and deferred income taxes, net	$79,752	$84,684
Amounts due from transfer of consumer credit card business	70,545	70,545
Investment in Fleet Credit Card Services, L.P.	34,642	34,000
Cash surrender value of insurance contracts	22,824	24,437
Intangible assets	3,953	3,085
Other assets	83,112	60,907

Total other assets	$294,828	$277,658

Other liabilities consisted of the following:

	June 30,	December 31,
	2003	2002

Amounts due to the securitization trust	$91,244	$3,255
Accounts payable and accrued expenses	29,225	33,486
Business credit card rewards	20,454	16,416
Accrued interest payable	15,245	5,641
Other(1)	173,020	171,588

Total other liabilities	$329,188	$230,386

(1)	A substantial portion of other liabilities represents our litigation reserves.

Note 7) Deposits

Deposit accounts consist of the following:

	June 30,	December 31,
	2003	2002

Demand deposits	$3,792	$6,561
Money market savings	1,631	2,380
Time deposits of $100,000 or less	624,417	441,611
Time deposits of more than $100,000	575,161	263,476

Total deposits	$1,205,001	$714,028

Time deposit maturities are as follows:

Year Ended December 31,
2003	$593,876
2004	534,612
2005	61,823
2006	9,068
2007	199

Note 8) Commitments and Contingencies

On January 22, 1999, Fleet Financial Group, Inc. (“Fleet”) and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet’s allegations, which we deny, center around Fleet’s assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card Services, L.P. in connection with the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. (the “Consumer Credit Card Transaction”) in 1998. We filed an answer to the complaint, and we also filed a countercomplaint against Fleet for damages we believe have been caused by certain actions of Fleet. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an escrow account in February 2001. On January 22, 2003, the trial court issued a decision ruling on all but one of the remaining issues, and ordered further briefing on the remaining outstanding issue. In the year ended December 31, 2002, we recognized a $43.0 million pretax loss on the transfer of our consumer credit card business, representing the estimated impact of implementing the court’s decisions. This amount represented the amount in excess of the reserves we had been carrying for the litigation, which was based on our expectations of the outcome of the litigation. In 2003, we provided for interest on the liability at a rate consistent with the estimation methodology used effective December 31, 2002. We estimate that the court’s decisions will have a favorable impact to our liquidity since we would recoup approximately $8 million in cash from the escrow account funded in February 2001, after payment of amounts due to Fleet. The court’s ruling on the remaining outstanding issue and/or the ultimate resolution of any issues that may be appealed could reduce or eliminate the charge to our earnings, although there can be no assurance as to the potential benefit, if any, to earnings at this time.

In an ongoing element of Fleet’s disputes with us, Fleet has claimed $508 million of tax deductions from its partnership with us in connection with the Consumer Credit Card Transaction, which are required under the law to be allocated solely to Advanta. As required, we reported these deductions on our 1998 corporate tax return. However, we have not used or booked the benefit from most of these deductions because for tax purposes we have a very substantial net operating loss carryforward. The deductions are attributable to deductions for bad debt reserves that we expensed in computing our book income or loss before the Consumer Credit Card Transaction, but which were not deductible by Advanta for tax purposes until after the closing of the transaction in 1998. The tax law requires “built in losses” like these to be deducted by the party who contributed the assets to the partnership, in this case, Advanta. The Internal Revenue Service agents who have examined the returns at issue have to ensure that both parties do not obtain the deductions and therefore, following standard practice, proposed to disallow the deductions to both parties until there is a final resolution. The deductions, as well as the allocation of a gain from the sale of a partnership asset of approximately $47 million, are now before the IRS Regional Office of Appeals.

On January 15, 2003, Fleet filed a complaint in Rhode Island Superior Court seeking a declaratory judgment that we indemnify Fleet under the applicable partnership agreement for any damage Fleet incurs by not being entitled to the $508 million of tax deductions. Fleet is also seeking a declaratory judgment that it should not indemnify us for any damages that we incur due to any allocation to Advanta of the $47 million gain on the sale of a partnership asset. Fleet’s claim for indemnification appears to be brought by Fleet in the hope that we will advise the IRS that we will agree with a substantial part of Fleet’s tax position. On February 28, 2003, we filed a motion to dismiss the complaint. We believe that the indemnification provision in the partnership agreement does not indemnify Fleet for damages incurred related to the tax deductions and that the lawsuit is frivolous, having no legal basis whatsoever. We do not expect this lawsuit or the tax issues discussed above to have a material adverse effect on our financial condition or results of operations.

On December 5, 2000, a former executive of Advanta obtained a jury verdict against us in the United States District Court for the Eastern District of Pennsylvania, in connection with various claims against Advanta related to the executive’s termination of employment. In September 2001, the District Court Judge issued orders denying both parties’ post-trial motions and a judgment in the amount of approximately $6 million was entered against Advanta. On July 8, 2002, the Court of Appeals partially reversed the judgment. On May 6, 2003, the District Court entered an amended judgment in the amount of approximately $4.7 million plus interest from December 7, 2000, and on May 12, 2003, we paid the amended judgment in full. On May 29, 2003, the parties settled the former executive’s claims for attorneys’ fees and costs, resulting in the resolution of this litigation. The amended judgment and settlement payments had no impact on our operating results, due to the reserves we had established in connection with this litigation.

On July 26, 2001, Chase Manhattan Mortgage Corporation (“Chase”) filed a complaint against Advanta Corp. and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that we breached our contract with Chase in connection with the Mortgage Transaction. Chase claims that we misled Chase concerning the value of certain of the assets sold to Chase. In September 2001, we filed an answer to the complaint in which we denied all of the substantive allegations of the complaint and asserted a counterclaim against

Chase for breach of contract relating to funds owed by Chase to us in connection with the transaction. The matter is in discovery and the parties extended the discovery period. The trial was originally scheduled to begin in January 2004. In the second quarter of 2003, the parties further extended the discovery period and the scheduled date for trial to begin was moved to April 2004. We believe that the lawsuit is without merit and will vigorously defend Advanta in this litigation. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact on our financial position or future operating results.

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

In February 2003, we entered into an operating lease agreement for additional office space to be used for certain business card operations and general business purposes. The minimum lease payments on the lease are $566 thousand in 2003, $1.4 million in 2004, $1.7 million in 2005, $1.8 million in each of the years 2006 through 2008 and $3.6 million thereafter.

Note 9) Capital Stock

The Board of Directors of Advanta Corp. has authorized management to purchase up to 3.0 million shares of Advanta Corp. common stock. We repurchased 693,300 shares of our Class B Common Stock in the year ended December 31, 2001 and 1,554,759 shares of our Class B Common Stock in the year ended December 31, 2002. In the six months ended June 30, 2003, we repurchased 154,632 shares of our Class A Common Stock and 315,250 shares of our Class B Common Stock.

Cash dividends per share of common stock declared during the three months ended June 30, 2003 and 2002 were $0.063 for Class A Common Stock and $0.076 for Class B Common Stock. Cash dividends per share of common stock declared during the six months ended June 30, 2003 and 2002 were $0.126 for Class A Common Stock and $0.151 for Class B Common Stock.

Note 10) Segment Information

	Advanta
	Business	Venture
	Cards	Capital	Other(1)	Total

Three months ended June 30, 2003
Interest income	$23,007	$1	$2,442	$25,450
Interest expense	11,269	135	1,707	13,111
Noninterest revenues (losses), net	66,283	(1,242)	1,513	66,554
Pretax income (loss) from continuing operations	12,647	(2,434)	0	10,213
Total assets	1,329,072	12,695	938,709	2,280,476

Three months ended June 30, 2002
Interest income	$23,358	$0	$2,877	$26,235
Interest expense	8,775	181	3,413	12,369
Noninterest revenues (losses), net	61,087	(31)	109	61,165
Pretax income (loss) from continuing operations	14,562	(779)	(2,200)	11,583
Total assets	625,633	18,129	921,061	1,564,823

Six months ended June 30, 2003
Interest income	$43,761	$1	$4,679	$48,441
Interest expense	22,003	275	2,104	24,382
Noninterest revenues (losses), net	131,232	(1,852)	2,243	131,623
Pretax income (loss) from continuing operations	23,624	(3,810)	0	19,814

Six months ended June 30, 2002
Interest income	$46,136	$2	$6,503	$52,641
Interest expense	17,546	386	7,547	25,479
Noninterest revenues (losses), net	119,226	(2,610)	16	116,632
Pretax income (loss) from continuing operations	28,306	(4,214)	(5,624)	18,468

(1)	Other includes investment and other activities not attributable to reportable segments. Total assets in the “Other” segment include assets of discontinued operations.

Note 11) Selected Income Statement Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Other Revenues	2003	2002	2003	2002

Interchange income	$29,289	$22,737	$55,427	$42,930
Business credit card rewards	(7,534)	(3,023)	(11,666)	(5,027)
Investment securities gains (losses), net	(1,158)	534	(1,766)	(2,093)
Balance transfer fees	865	486	2,216	780
Cash advance fees	616	883	1,371	1,691
Other fee revenues	1,644	1,854	3,047	3,118
Other	1,207	(472)	1,732	(522)

Total other revenues, net	$24,929	$22,999	$50,361	$40,877

	Three Months Ended		Six Months Ended
	June 30,		June 30,

Operating Expenses	2003	2002	2003	2002

Salaries and employee benefits	$18,891	$16,533	$36,882	$33,664
Amortization of deferred origination costs, net	12,973	12,410	27,157	24,432
External processing	5,005	4,082	9,625	8,259
Marketing	4,444	3,653	7,371	5,564
Professional fees	3,284	3,412	6,718	7,247
Equipment	2,533	2,466	5,927	5,067
Occupancy	2,473	1,687	4,262	3,298
Fraud	1,036	694	1,951	1,435
Credit	997	1,622	2,182	3,295
Insurance	976	297	1,727	1,114
Postage	902	831	1,804	1,622
Telephone	772	1,111	1,846	1,738
Other	2,909	1,089	5,265	2,110

Total operating expenses	$57,195	$49,887	$112,717	$98,845

Note 12) Discontinued Operations

The components of the gain (loss) on discontinuance of our mortgage and leasing businesses for the three and six months ended June 30, 2003 and 2002 were as follows:

	Three and Six Months Ended

	June 30, 2003		June 30, 2002

		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services

Pretax gain (loss) on discontinuance of mortgage and leasing businesses	$(2,600)	$(600)	$(25,300)	$11,300
Income tax (expense) benefit	1,001	231	9,740	(4,350)

Gain (loss) on discontinuance of mortgage and leasing businesses, net of tax	$(1,599)	$(369)	$(15,560)	$6,950

In the three months ended June 30, 2003, we recorded a $2.6 million pretax loss on discontinuance of the mortgage business for an increase in our estimated future costs of mortgage business-related contingent liabilities, primarily due to a lengthening of the anticipated timeframe of the resolution for those contingent liabilities, including an extension of the discovery process and a delay in the scheduled trial date in the litigation with Chase Manhattan Mortgage Corporation.

In the three months ended June 30, 2002, we revised our estimate of costs related to our exit from the mortgage business by $25.3 million, comprised of $7.5 million for a litigation settlement related to a mortgage loan servicing agreement termination fee collected in December 2000, and $17.8 million primarily related to an increase in our estimated future costs of mortgage business-related contingent liabilities. The $17.8 million charge related primarily to an increase in our estimated future costs of mortgage business-related contingent liabilities in connection with (1) contingent liabilities and litigation costs arising from the operation of the mortgage business prior to the Mortgage Transaction that were not assumed by the buyer, and (2) costs related to Advanta’s litigation with Chase Manhattan Mortgage Corporation in connection with the Mortgage Transaction. The changes in estimates reflected the legal and consulting fees and other costs that we expected to incur based on the levels of contingent liabilities and expense rates, and considered the status of the discovery process associated with the Mortgage Transaction litigation.

In the three months ended June 30, 2003, we adjusted our estimate of operating results of the leasing segment over the remaining life of the lease portfolio and recorded a $600 thousand pretax loss on leasing discontinuance. The decrease in estimated operating results was principally associated with an unfavorable sales tax assessment, partially offset by favorable credit performance on the leasing portfolio.

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

Per share data was as follows:

	Three Months Ended June 30,

	Advanta		Advanta Leasing
	Mortgage		Services

	2003	2002	2003	2002

Basic gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.07)	$(0.61)	$(0.02)	$0.27
Class B	(0.07)	(0.61)	(0.02)	0.27
Combined	(0.07)	(0.61)	(0.02)	0.27
Diluted gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.07)	$(0.58)	$(0.02)	$0.26
Class B	(0.07)	(0.58)	(0.02)	0.26
Combined	(0.07)	(0.58)	(0.02)	0.26

	Six Months Ended June 30,

	Advanta		Advanta Leasing
	Mortgage		Services

	2003	2002	2003	2002

Basic gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.07)	$(0.61)	$(0.02)	$0.27
Class B	(0.07)	(0.61)	(0.02)	0.27
Combined	(0.07)	(0.61)	(0.02)	0.27
Diluted gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.07)	$(0.59)	$(0.02)	$0.26
Class B	(0.07)	(0.59)	(0.02)	0.26
Combined	(0.07)	(0.59)	(0.02)	0.26

The components of assets of discontinued operations, net, were as follows:

	June 30,	December 31,
	2003	2002

Lease receivables, net	$66,348	$40,064
Other assets	29,049	91,686
Liabilities	(5,322)	(4,638)

Assets of discontinued operations, net	$90,075	$127,112

We are continuing to service the existing lease portfolio. At June 30, 2003, there were $53 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $27 million. At December 31, 2002, there were $152 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $57 million. At June 30, 2003, the fair value of the retained interests in leasing securitizations was estimated using a 12% discount rate on future cash flows, a loss rate of 3.7% and a weighted average life of 0.9 years. At December 31, 2002, the fair value of the retained interests in leasing securitizations was estimated using a 12% discount rate on future cash flows, loss rates ranging from 5.0% to 5.4% and a weighted average life of 0.9 years.

In June 2003, we exercised a clean-up call option on a leasing securitization transaction with $46 million of securitized leases outstanding, resulting in an increase in on-balance sheet lease receivables and a decrease in retained interests in leasing securitizations. Both on-balance sheet lease receivables and retained interests in leasing securitizations are classified as assets of discontinued operations in the consolidated balance sheets. In addition, in May 2003, we sold two buildings formerly used in our mortgage business that were classified as assets from discontinued operations on the consolidated balance sheet. Proceeds from the sale were approximately $27 million.

Note 13) Calculation of Earnings Per Share

The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income from continuing operations	$6,281	$7,124	$12,186	$11,358
Less: Preferred A dividends	0	0	(141)	(141)

Income from continuing operations available to common shareholders	6,281	7,124	12,045	11,217
Loss, net, on discontinuance of mortgage and leasing businesses, net of tax	(1,968)	(8,610)	(1,968)	(8,610)

Net income (loss) available to common shareholders	4,313	(1,486)	10,077	2,607
Less: Class A dividends declared	(579)	(576)	(1,155)	(1,150)
Less: Class B dividends declared	(1,303)	(1,295)	(2,623)	(2,775)

Undistributed net income (loss)	$2,431	$(3,357)	$6,299	$(1,318)

Basic income from continuing operations per common share
Class A	$0.25	$0.27	$0.47	$0.41
Class B	0.27	0.29	0.52	0.46
Combined(1)	0.26	0.28	0.50	0.44
Diluted income from continuing operations per common share
Class A	$0.24	$0.26	$0.46	$0.40
Class B	0.26	0.27	0.51	0.44
Combined(1)	0.26	0.27	0.49	0.42
Basic net income (loss) per common share
Class A	$0.16	$(0.07)	$0.39	$0.07
Class B	0.19	(0.05)	0.44	0.12
Combined(1)	0.18	(0.06)	0.42	0.10
Diluted net income (loss) per common share
Class A	$0.16	$(0.06)	$0.38	$0.08
Class B	0.18	(0.05)	0.43	0.11
Combined(1)	0.18	(0.06)	0.41	0.10

Basic weighted average common shares outstanding
Class A	9,151	9,144	9,168	9,138
Class B	14,893	16,176	14,854	16,239
Combined	24,044	25,320	24,022	25,377
Dilutive effect of:
Options Class B	218	828	168	588
Restricted shares Class A	0	6	0	6
Restricted shares Class B	334	636	307	485
Diluted weighted average common shares outstanding
Class A	9,151	9,150	9,168	9,144
Class B	15,445	17,640	15,329	17,312
Combined	24,596	26,790	24,497	26,456
Antidilutive shares
Options Class B	1,663	1,133	2,197	1,360
Restricted shares Class B	113	1,708	127	1,843

(1)	Combined represents net income available to common shareholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

Income from continuing operations included the following business segment results ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Pretax income (loss):
Advanta Business Cards	$12,647	$14,562	$23,624	$28,306
Venture Capital	(2,434)	(779)	(3,810)	(4,214)
Other(1)	0	(2,200)	0	(5,624)

Total pretax income	10,213	11,583	19,814	18,468
Income tax expense	(3,932)	(4,459)	(7,628)	(7,110)

Income from continuing operations	$6,281	$7,124	$12,186	$11,358

(1)	Other includes investment and other activities not attributable to the Advanta Business Cards or Venture Capital segments.

For the three months ended June 30, 2003, we reported income from continuing operations of $6.3 million or $0.26 per combined diluted common share, compared to income from continuing operations of $7.1 million or $0.27 per combined diluted common share for the same period of 2002. The decrease in income from continuing operations for the three months ended June 30, 2003 as compared to the same period of 2002 is the result of a decrease in Advanta Business Cards net income and higher unrealized losses on our venture capital investments, partially offset by the reduction in net interest expense on excess liquidity not attributable to the Advanta Business Cards or Venture Capital segments. For the six months ended June 30, 2003, we reported income from continuing operations of $12.2 million or $0.49 per combined diluted common share, compared to income from continuing operations of $11.4 million or $0.42 per combined diluted share for the same period of 2002. The increase in income from continuing operations for the six months ended June 30, 2003 as compared to the same period of 2002 is the result of the reduction in net interest expense on excess liquidity not attributable to the Advanta Business Cards or Venture Capital segments and lower unrealized losses on our venture capital investments. These favorable variances are partially offset by a decrease in Advanta Business Cards net income.

For the three months ended June 30, 2003, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $2.0 million, or $0.08 per combined diluted common share. For the three months ended June 30, 2002, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $8.6 million, or $0.32 per combined diluted common share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified accounting for the fair value of venture capital investments, allowance for receivable losses, securitization income, business credit card rewards programs, litigation contingencies, income taxes, and discontinued operations as our most critical accounting policies and estimates in that they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Changes in such estimates could have a material impact on our financial condition or results of operations. These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2002.

ADVANTA BUSINESS CARDS

Advanta Business Cards originated, directly and through the use of third parties, new accounts as follows:

	2003	2002

Three months ended June 30	36,162	62,258
Six months ended June 30	90,093	104,549

Our originations in 2002 and 2003 have included a broad array of competitively-priced offerings and products, including promotional pricing and rewards programs, designed to selectively attract and retain more higher credit quality customers and to respond to the competitive environment in the credit card industry. In the second quarter of 2003, we enhanced our targeting and decision models to assist us in identifying prospective customers that are interested in an active relationship with Advanta, rather than only a promotional balance transfer. We expect this will result in acquiring a higher level of active customers, but may result in somewhat lower growth in the second half of 2003 as compared to the growth rate experienced in the six months ended June 30, 2003.

Pretax income for Advanta Business Cards consisted of the following components ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net interest income on owned interest-earning assets	$11,738	$14,583	$21,758	$28,590
Noninterest revenues	66,283	61,087	131,232	119,226
Provision for credit losses	(9,555)	(11,100)	(18,963)	(21,600)
Operating expenses	(55,819)	(50,008)	(110,403)	(97,910)

Pretax income	$12,647	$14,562	$23,624	$28,306

Net interest income on owned interest-earning assets decreased by $2.8 million in the three months ended June 30, 2003 as compared to the same period of 2002 and decreased by $6.8 million for the six months ended June 30, 2003 as compared to the same period of 2002. The decreases were due primarily to decreases in the average yield earned on our business credit card receivables, partially offset by increases in average owned business credit card receivables of $34 million for the three months ended June 30, 2003 and $76 million for the six months ended June 30, 2003 as compared to the same periods of 2002. The decreases in yields are a result of the competitively-priced offerings and products.

The increases in noninterest revenues in both periods are comprised of increased interchange income, servicing revenues and other fee revenues due to higher transaction volume and growth in average owned and securitized receivables, and increased securitization income. An increased volume of securitized receivables, a decrease in the floating interest rates earned by note holders and a decreased net principal charge-off rate on securitized receivables more than offset a decrease in yield on securitized receivables, resulting in increases in securitization income in both the three and six months ended June 30, 2003 as compared to the same periods of 2002.

The decreases in provision for credit losses in the three and six months ended June 30, 2003 as compared to the same periods of 2002 reflect estimates of a lower level of inherent losses in the portfolio, based on delinquency and net principal charge-off trends and the current composition of the portfolio as compared to estimates as of June 30, 2002, partially offset by the increases in average owned business credit card receivables. The increase in operating expenses in both periods resulted from growth in owned and securitized receivables. In addition, operating expenses reflect an increase in the amortization of deferred origination costs in both periods due to the number and timing of new account originations.

VENTURE CAPITAL

The components of pretax loss for our venture capital segment for the three and six months ended June 30, 2003 and 2002 were as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net interest expense	$(134)	$(181)	$(274)	$(384)
Realized gains (losses), net	197	0	197	(47)
Unrealized losses	(1,439)	(31)	(2,049)	(2,563)
Operating expenses	(1,058)	(567)	(1,684)	(1,220)

Pretax loss	$(2,434)	$(779)	$(3,810)	$(4,214)

As shown in the table above, pretax loss of our venture capital segment is comprised primarily of net realized and unrealized losses on our venture capital investments, which reflect the market conditions for those investments in each respective period, and operating expenses. The estimated fair value of our venture capital investments was $11.3 million at June 30, 2003 and $13.5 million at December 31, 2002. Operating expenses for the three and six months ended June 30, 2003 include approximately $410 thousand of lease termination costs paid in June 2003 relating to office space formerly used in our venture capital operations.

INTEREST INCOME AND EXPENSE

Interest income decreased by $785 thousand to $25.5 million for the three months ended June 30, 2003 as compared to the same period of 2002 and decreased by $4.2 million to $48.4 million for the six months ended June 30, 2003 as compared to the same period of 2002. The decrease in interest income for both periods was due primarily to a decrease in the average yield earned on our investments and receivables as a result of the prevailing interest rate environment and the competitively-priced offers described below. Partially offsetting these decreases were increases in average owned business credit card receivables and investments. The average owned business card receivables increased $34 million for the three months ended June 30, 2003 and $76 million for the six months ended June 30, 2003 as compared to the same periods of 2002. Average investments increased $170 million for the three months ended June 30, 2003 and $89 million for the six months ended June 30, 2003 as compared to the same periods of 2002.

In 2002 and 2003, our marketing campaigns have included a broad array of competitively-priced offerings and products, including promotional pricing and rewards programs, designed to selectively attract and retain more higher credit quality customers and to respond to the competitive environment. These competitively-priced offers have resulted in a decline in yields on our business credit card receivable portfolio and are anticipated to result in lower credit losses in future periods. We expect yields for the remaining two quarters of 2003 to be relatively consistent with or higher than those experienced in the six months ended June 30, 2003, due in part to the expiration of promotional pricing periods on a portion of the business credit card portfolio that we anticipate will offset or exceed the decline in yields created by new offers at promotional rates.

For the three months ended June 30, 2003, interest expense increased by $742 thousand to $13.1 million as compared to the same period of 2002. The increase in interest expense for the three months ended June 30, 2003 was due primarily to an increase of $457 million in our average deposits and debt, partially offset by a decrease in our average cost of funds. Interest expense decreased by $1.1 million for the six months ended June 30, 2003 to $24.4 million as compared to the same period of 2002. The decrease in interest expense for the six months ended June 30, 2003 was due primarily to a decrease in our average cost of funds, partially offset by an increase of $316 million in average deposits and debt. Our average cost of funds decreased to 3.71% for the three months ended June 30, 2003 from 5.29% in the same period of 2002, and decreased to 3.93% for the six months ended June 30, 2003 from 5.57% in the same period of 2002. The decrease in our average cost of funds in both periods is primarily a result of the prevailing interest rate environment.

The following tables provide an analysis of interest income and expense data, average balance sheet data, net interest spread and net interest margin for both continuing and discontinued operations. The net interest spread represents the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin represents the difference between the yield on interest-earning assets and the average rate paid to fund interest-earning assets. Interest income includes late fees on business credit card receivables. Average receivables include deferred origination costs, net of deferred fees.

INTEREST RATE ANALYSIS AND AVERAGE BALANCES
($ in thousands)

	Three Months Ended June 30,

	2003			2002

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Owned receivables:
Business credit cards(1)	$506,200	$18,634	14.76%	$472,010	$20,706	17.60%
Other receivables	23,448	281	4.81	28,483	288	4.06

Total owned receivables	529,648	18,915	14.32	500,493	20,994	16.82
Investments(2)	660,999	2,170	1.31	491,060	2,573	2.10
Retained interests in securitizations	157,801	4,373	11.08	88,403	2,652	12.00
Interest-earning assets of discontinued operations	39,043	1,412	14.47	49,991	1,074	8.59

Total interest-earning assets(3)	1,387,491	$26,870	7.76%	1,129,947	$27,293	9.69%
Noninterest-earning assets	739,807			445,984

Total assets	$2,127,298			$1,575,931

Deposits	$1,076,572	$7,836	2.92%	$640,219	$6,733	4.22%
Debt	318,368	5,059	6.37	298,187	5,652	7.60
Other borrowings	55	0	1.62	0	0	0.00

Total interest-bearing liabilities(4)	1,394,995	$12,895	3.71%	938,406	$12,385	5.29%
Noninterest-bearing liabilities	306,032			170,542

Total liabilities	1,701,027			1,108,948
Company-obligated mandatorily preferred securities of subsidiary trust holding solely subordinate debentures of Advanta Corp.	100,000			100,000
Stockholders’ equity	326,271			366,983

Total liabilities and stockholders’ equity	$2,127,298			$1,575,931

Net interest spread			4.05%			4.40%
Net interest margin			4.04%			5.29%

(1)	Interest income includes late fees for owned business credit cards receivables of $1.5 million for the three months ended June 30, 2003 and $1.6 million for the three months ended June 30, 2002.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and non-accrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

	Six Months Ended June 30,

	2003			2002

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Owned receivables:
Business credit cards(1)	$510,800	$35,796	14.13%	$434,934	$40,824	18.93%
Other receivables	24,150	592	4.94	28,338	624	4.44

Total owned receivables	534,950	36,388	13.72	463,272	41,448	18.04
Investments(2)	618,286	4,102	1.33	529,644	5,867	2.22
Retained interests in securitizations	145,969	7,965	10.91	88,525	5,312	12.00
Interest-earning assets of discontinued operations	40,407	2,689	13.31	52,251	2,233	8.55

Total interest-earning assets(3)	1,339,612	$51,144	7.68%	1,133,692	$54,860	9.74%
Noninterest-earning assets	631,373			461,113

Total assets	$1,970,985			$1,594,805

Deposits	$942,634	$14,444	3.09%	$632,724	$13,774	4.39%
Debt	318,322	10,124	6.41	304,867	12,261	8.11
Other borrowings	139	1	1.67	7,113	66	1.86

Total interest-bearing liabilities(4)	1,261,095	$24,569	3.93%	944,704	$26,101	5.57%
Noninterest-bearing liabilities	285,793			182,871

Total liabilities	1,546,888			1,127,575
Company-obligated mandatorily preferred securities of subsidiary trust holding solely subordinate debentures of Advanta Corp.	100,000			100,000
Stockholders’ equity	324,097			367,230

Total liabilities and stockholders’ equity	$1,970,985			$1,594,805

Net interest spread			3.75%			4.17%
Net interest margin			4.00%			5.12%

(1)	Interest income includes late fees for owned business credit card receivables of $3.0 million for the six months ended June 30, 2003 and $4.4 million for the six months ended June 30, 2002.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and non-accrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

For the three months ended June 30, 2003, provision for credit losses decreased by $2.1 million to $9.3 million as compared to the same period in 2002. For the six months ended June 30, 2003, provision for credit losses decreased by $3.3 million to $18.7 million as compared to the same period in 2002. The decrease in provision for credit losses in both periods reflects a reduction in our estimate of losses inherent in the portfolio as of June 30, 2003, based on the improvement of delinquency and principal charge-off trends and the current composition of the portfolio as compared to our estimate as of June 30, 2002. This favorable impact was partially offset by increases in average owned business credit card receivables of $34 million for the three months ended June 30, 2003 and $76 million for the six months ended June 30, 2003 as compared to the same periods of 2002.

For the three months ended June 30, 2003, provisions for interest and fee losses, which are recorded as direct reductions to interest and fee income, increased by $911 thousand to $2.4 million as compared to the same period in 2002. For the six months ended June 30, 2003, provisions for interest and fee losses increased by $2.1 million to $5.0 million as compared to the same period in 2002. The increases in both periods were due to a change in income billing practice effective October 1, 2002 and the increases in average owned business credit card receivables in those periods. Prior to October 1, 2002, the billing and recognition of interest and fees was discontinued when the related receivable became 90 days past due or when the account was classified as fraudulent, bankrupt, deceased, hardship or credit counseling. Effective October 1, 2002, we continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses. The billing and recognition of interest and fees is still discontinued when the account is classified as fraudulent, bankrupt, deceased, hardship or credit counseling.

The allowance for receivable losses on business credit card receivables was $45.9 million at June 30, 2003, or 10.4% of owned receivables, which was relatively consistent with the allowance of $44.5 million, or 10.0% of owned receivables at December 31, 2002.

The improvement in the net principal charge-off rate for the six months ended June 30, 2003 as compared to the same period of 2002 is the result of the composition of the portfolio during those periods and enhancements in the collections area of operations. In June 2000, we ceased origination of business credit card accounts with Fair, Isaac and Company (“FICO”) credit scores of less than 661. We estimate that principal charge-offs for accounts with FICO credit scores of less than 661 at origination reached their peak in the first quarter of 2002, based on the average age of that segment of the portfolio. Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, and there may be month-to-month or quarterly variations in losses or delinquencies, we anticipate that owned and managed principal charge-off rates for the period from July 1, 2003 to December 31, 2003 will be approximately the same or slightly higher than those experienced in the six months ended June 30, 2003, but lower than rates experienced in the period from July 1, 2002 to December 31, 2002. This expectation is based on the current composition of the portfolio that reflects our strategic initiative to selectively attract and retain more higher credit quality customers, enhancements in the collections area of operations made in 2002, and the current level of delinquencies.

In January 2003, the bank regulatory agencies issued guidance on account management and loss allowance for credit card lending. The guidance describes the agencies’

expectations for prudent risk management practices for credit card activities, particularly with regard to credit line management, over-limit accounts, and workouts. It also addresses income recognition and loss allowance practices for credit card lending. Based on our understanding of the guidance as currently implemented by the regulatory agencies, we do not expect it to have a material adverse effect on our financial condition or our results of operations. However, similar to other examination guidance, this guidance provides wide discretion to the bank regulatory agencies in how the guidance is applied generally or with respect to any particular institution. Accordingly, our account management or loss allowance practices could change in the future.

The following table provides credit quality data as of and for the year-to-date periods indicated for our on-balance sheet, or owned, receivable portfolio including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit cards and other receivables.

	June 30,	December 31,	June 30,
($ in thousands)	2003(1)	2002(1)	2002

CONSOLIDATED – OWNED
Allowance for receivable losses	$47,326	$46,159	$45,006
Receivables 30 days or more delinquent	27,228	25,197	30,211
Receivables 90 days or more delinquent	13,953	12,755	15,367
Nonaccrual receivables	7,860	5,525	21,775
Accruing receivables past due 90 days or more	11,741	10,535	0
As a percentage of gross receivables:
Allowance for receivable losses	10.2%	9.8%	9.6%
Receivables 30 days or more delinquent	5.8	5.4	6.4
Receivables 90 days or more delinquent	3.0	2.7	3.3
Nonaccrual receivables	1.7	1.2	4.6
Accruing receivables past due 90 days or more	2.5	2.2	0.0
Net principal charge-offs	$17,991	$37,416	$19,006
As a percentage of average gross receivables (annualized):
Net principal charge-offs	6.7%	7.5%	8.2%
BUSINESS CREDIT CARDS – OWNED
Allowance for receivable losses	$45,914	$44,466	$43,777
Receivables 30 days or more delinquent	25,839	23,406	28,739
Receivables 90 days or more delinquent	13,184	11,959	14,703
Nonaccrual receivables	7,091	4,729	21,111
Accruing receivables past due 90 days or more	11,741	10,535	0
As a percentage of gross receivables:
Allowance for receivable losses	10.4%	10.0%	9.9%
Receivables 30 days or more delinquent	5.8	5.3	6.5
Receivables 90 days or more delinquent	3.0	2.7	3.3
Nonaccrual receivables	1.6	1.1	4.8
Accruing receivables past due 90 days or more	2.7	2.4	0.0
Net principal charge-offs	$17,963	$37,400	$18,993
As a percentage of average gross receivables (annualized):
Net principal charge-offs	7.0%	7.9%	8.7%

(1)	See Note 4 to the consolidated financial statements for a discussion of the change in income billing practice effective October 1, 2002.

SECURITIZATION INCOME

Advanta Business Cards recognized securitization income as follows ($ in thousands):

	2003	2002

Three months ended June 30	$31,752	$30,023
Six months ended June 30	61,362	59,670

An increased volume of securitized receivables, a decrease in the floating interest rates earned by note holders and a decreased net principal charge-off rate on securitized receivables more than offset a decrease in yield on securitized receivables, resulting in increases in securitization income in both the three and six months ended June 30, 2003 as compared to the same periods of 2002. These fluctuations in yields and rates are similar to those experienced in owned business credit card receivables as discussed in the “Interest Income and Expense” and “Provision and Allowance for Receivable Losses” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Managed Receivable Data

In addition to evaluating the financial performance of the Advanta Business Cards segment under generally accepted accounting principles (GAAP), we evaluate Advanta Business Cards’ performance on a managed basis. Our managed receivable portfolio is comprised of both owned and securitized business credit card receivables. We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Managed data presents performance as if the securitized receivables had not been sold. We believe that performance on a managed basis provides useful supplemental information because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables. Revenue and credit data on the managed portfolio provides additional information useful in understanding the performance of the retained interests in securitizations. The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures ($ in thousands):

INCOME STATEMENT MEASURES AND STATISTICS

					Advanta
	Advanta				Business
	Business	GAAP	Securitization		Cards	Managed
	Cards GAAP	Ratio(3)	Adjustments		Managed	Ratio(3)

Three Months Ended June 30, 2003:
Interest income	$23,007	13.86%	$89,819		$112,826	16.14%
Interest expense	11,269	6.79	9,684		20,953	3.00
Net interest income	11,738	7.07	80,135		91,873	13.14
Noninterest revenues	66,283	39.93	(33,550)		32,733	4.68
Provision for credit losses	9,555	5.76	46,585	(2)	56,140	8.03
Risk-adjusted revenues(1)	68,466	41.24	0		68,466	9.79
Average business credit card interest-earning assets	664,001		2,132,870		2,796,871
Net principal charge-offs	9,555	5.76	46,585		56,140	8.03

Three Months Ended June 30, 2002:
Interest income	$23,358	16.67%	$77,326		$100,684	19.08%
Interest expense	8,775	6.26	9,376		18,151	3.44
Net interest income	14,583	10.41	67,950		82,533	15.64
Noninterest revenues	61,087	43.60	(30,174)		30,913	5.86
Provision for credit losses	11,100	7.92	37,776	(2)	48,876	9.26
Risk-adjusted revenues(1)	64,570	46.09	0		64,570	12.24
Average business credit card interest-earning assets	560,413		1,550,007		2,110,420
Net principal charge-offs	9,694	6.92	37,776		47,470	9.00

Six Months Ended June 30, 2003:
Interest income	$43,761	13.33%	$176,914		$220,675	16.09%
Interest expense	22,003	6.70	19,205		41,208	3.01
Net interest income	21,758	6.63	157,709		179,467	13.09
Noninterest revenues	131,232	39.96	(65,649)		65,583	4.78
Provision for credit losses	18,963	5.77	92,060	(2)	111,023	8.10
Risk-adjusted revenues(1)	134,027	40.81	0		134,027	9.77
Average business credit card interest-earning assets	656,769		2,085,603		2,742,372
Net principal charge-offs	17,963	5.47	92,060		110,023	8.02

Six Months Ended June 30, 2002:
Interest income	$46,136	17.63%	$156,969		$203,105	19.70%
Interest expense	17,546	6.70	18,435		35,981	3.49
Net interest income	28,590	10.92	138,534		167,124	16.21
Noninterest revenues	119,226	45.55	(61,772)		57,454	5.57
Provision for credit losses	21,600	8.25	76,762	(2)	98,362	9.54
Risk-adjusted revenues(1)	126,216	48.22	0		126,216	12.24
Average business credit card interest-earning assets	523,459		1,538,571		2,062,030
Net principal charge-offs	18,993	7.26	76,762		95,755	9.29

(1)	Risk-adjusted revenues represent net interest income and noninterest revenues, less provision for credit losses.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs.

(3)	Ratios are as a percentage of average business credit card interest-earning assets.

BALANCE SHEET MEASURES AND STATISTICS

	Advanta			Advanta
	Business	GAAP	Securitization	Business	Managed
	Cards GAAP	Ratio(2)	Adjustments	Cards Managed	Ratio(2)

As of June 30, 2003(1)
Number of business credit card accounts	788,470		N/A	788,470
Ending business credit card receivables	$442,769		$2,365,176	$2,807,945
Receivables 90 days or more delinquent	13,184	2.98%	76,459	89,643	3.19%
Receivables 30 days or more delinquent	25,839	5.84	150,380	176,219	6.28
Nonaccrual receivables	7,091	1.60	42,162	49,253	1.75
Accruing receivables past due 90 days or more	11,741	2.65	67,804	79,545	2.83

As of December 31, 2002(1)
Number of business credit card accounts	780,326		N/A	780,326
Ending business credit card receivables	$445,083		$2,149,147	$2,594,230
Receivables 90 days or more delinquent	11,959	2.69%	69,335	81,294	3.13%
Receivables 30 days or more delinquent	23,406	5.26	136,128	159,534	6.15
Nonaccrual receivables	4,729	1.06	27,688	32,417	1.25
Accruing receivables past due 90 days or more	10,535	2.37	61,045	71,580	2.76

As of June 30, 2002
Number of business credit card accounts	710,071		N/A	710,071
Ending business credit card receivables	$443,377		$1,744,669	$2,188,046
Receivables 90 days or more delinquent	14,703	3.32%	58,836	73,539	3.36%
Receivables 30 days or more delinquent	28,739	6.48	115,500	144,239	6.59
Nonaccrual receivables	21,111	4.76	83,313	104,424	4.77
Accruing receivables past due 90 days or more	0	0.00	0	0	0.00

(1)	See Note 4 to the consolidated financial statements for a discussion of the change in income billing practice effective October 1, 2002.

(2)	Ratios are as a percentage of ending business credit card receivables.

SERVICING REVENUES

Advanta Business Cards recognized servicing revenue as follows ($ in thousands):

	2003	2002

Three months ended June 30	$9,873	$8,143
Six months ended June 30	19,900	16,085

The increase in servicing revenue in both the three and six months ended June 30, 2003 as compared to the same periods of 2002 was due to increased volume of securitized business credit card receivables.

OTHER REVENUES

	Three Months Ended		Six Months Ended
	June 30,		June 30,

($ in thousands)	2003	2002	2003	2002

Interchange income	$29,289	$22,737	$55,427	$42,930
Business credit card rewards	(7,534)	(3,023)	(11,666)	(5,027)
Investment securities gains (losses), net	(1,158)	534	(1,766)	(2,093)
Balance transfer fees	865	486	2,216	780
Cash advance fees	616	883	1,371	1,691
Other fee revenues	1,644	1,854	3,047	3,118
Other	1,207	(472)	1,732	(522)

Total other revenues, net	$24,929	$22,999	$50,361	$40,877

Interchange income includes interchange fees on both owned and securitized business credit cards. The increase in interchange income in the three and six months ended June 30, 2003 as compared to the same periods of 2002 was primarily due to higher transaction volume related to the increase in average business credit card accounts and receivables. The average interchange rate was 2.1% in each of the three and six months ended June 30, 2003 and 2002.

The increases in business credit card rewards in the three and six months ended June 30, 2003 as compared to the same periods of 2002 were due primarily to the increase in average owned and securitized business credit card accounts in the cash-back rewards programs and the corresponding transaction activity in those accounts, partially offset by a change in redemption terms of certain bonus mile reward programs in the first quarter of 2003 that decreased the anticipated costs of future reward redemptions in those bonus mile reward programs by approximately $867 thousand.

Investment securities gains (losses), net, primarily represent decreases in valuations of venture capital investments reflecting the market conditions for the investments. Investment securities gains for the three and six months ended June 30, 2002 also include $0.5 million of realized gains on other investments.

An increase in the volume of balance transfer promotional offers included in our marketing campaigns has resulted in a higher volume of balance transfers and therefore, balance transfer fees have increased in the three and six months ended June 30, 2003 as compared to the same periods of 2002.

Other revenues for the three months ended June 30, 2002 included charges of $600 thousand related to valuation adjustments on other receivables held for sale. The same period of 2003 included the benefit of a reversal of a lower of cost or market valuation adjustment on other receivables held for sale of $550 thousand, based on the valuation in an agreement of sale dated July 2003. Other revenues also included an estimate of the earnings allocable to our partnership interest in Fleet Credit Card Services, L.P. of $500 thousand for the three months ended June 30, 2003 and $1.0 million for the six months ended June 30, 2003.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,

($ in thousands)	2003	2002	2003	2002

Salaries and employee benefits	$18,891	$16,533	$36,882	$33,664
Amortization of deferred origination costs, net	12,973	12,410	27,157	24,432
External processing	5,005	4,082	9,625	8,259
Marketing	4,444	3,653	7,371	5,564
Professional fees	3,284	3,412	6,718	7,247
Equipment	2,533	2,466	5,927	5,067
Occupancy	2,473	1,687	4,262	3,298
Fraud	1,036	694	1,951	1,435
Credit	997	1,622	2,182	3,295
Insurance	976	297	1,727	1,114
Postage	902	831	1,804	1,622
Telephone	772	1,111	1,846	1,738
Other	2,909	1,089	5,265	2,110

Total operating expenses	$57,195	$49,887	$112,717	$98,845

Salaries and employee benefits, external processing, fraud, postage and other expenses have increased in the three and six months ended June 30, 2003 as compared to the same periods of 2002 due primarily to growth in owned and securitized business credit card receivables. We expect salaries and employee benefits to continue to increase in the remainder of 2003 as we make investments in initiatives to acquire and retain relationships with high credit quality customers.

Amortization of deferred origination costs, net, increased in the three and six months ended June 30, 2003 as compared to the same periods of 2002 due to an increase in the number and timing of new account originations, partially offset by a decrease in the average acquisition cost per account. We originated a significant volume of new accounts in the fourth quarter of 2002, and expect to have increased amortization expense through the third quarter of 2003 as those costs amortize over the privilege period of one year.

Professional fees decreased in the three and six months ended June 30, 2003 as compared to the same periods of 2002 primarily due to a decrease in the use of external consultants. We expect professional fees to increase in the remaining quarters of 2003 as compared to the three months ended June 30, 2003, due to the expected use of consultants in certain initiatives to acquire and retain relationships with high credit quality customers.

Equipment expense increased in the six months ended June 30, 2003 as compared to the same period of 2002 due to an increase in technology costs, including a licensing fee, and the growth in owned and securitized business credit card receivables.

Occupancy expense increased in both the three and six months ended June 30, 2003 as compared to the same periods of 2002 due to additional office space that we began leasing in March 2003. Rental expense on the new office space was $413 thousand in the three months ended June 30, 2003 and $550 thousand in the six months ended June 20, 2003. In addition, occupancy expense in 2003 included approximately $410 thousand of lease termination costs paid in June 2003 relating to office space formerly used in our venture capital operations.

Marketing expense increased in the three and six months ended June 30, 2003 as compared to the same periods of 2002 due to Advanta’s sponsorship and advertising costs associated with tennis events in 2003 and increased origination activities in new markets for our retail note program. Marketing expense has also increased in the six months ended June 30, 2003 as compared to the same period of 2002 due to our initiatives to enhance and maintain our relationships with existing high credit quality business credit card customers, including marketing programs to stimulate usage, enhance customer loyalty and retain existing accounts, and the development of programs to acquire new customers.

Credit expense decreased in the three and six months ended June 30, 2003 as compared to the same periods of 2002 due to a shift in the types of recoveries. There was an increase in the proportion of total recoveries collected through sales of pools of charged-off accounts and a decrease in the proportion collected through outsourced individual account recovery efforts.

Insurance expense increased in the three and six months ended June 30, 2003 as compared to the same periods of 2002 due to an increase in directors’ and officers’ professional liability insurance costs. In addition, insurance expense in the three and six months ended June 30, 2002 included a $382 thousand reduction of our estimated liability related to worker’s compensation insurance.

The decrease in telephone expense in the three months ended June 30, 2003 as compared to the same period of 2002 was caused by a reduction in contract rate charged by one of our service providers that was effective February 2003.

Other operating expenses in the three and six months ended June 30, 2002 included a $1.1 million decrease in litigation reserves resulting from a reduction of damages in a jury verdict.

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

INCOME TAXES

Income tax expense on income from continuing operations was as follows ($ in thousands):

	2003	2002

Three months ended June 30	$3,932	$4,459
Six months ended June 30	7,628	7,110

Our effective tax rate was 38.5% for both the three and six months ended June 30, 2003 and 2002. See Note 8 to the consolidated financial statements for a discussion of tax matters currently before the Internal Revenue Service Regional Office of Appeals.

DISCONTINUED OPERATIONS

In the three months ended June 30, 2003, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $2.0 million. The components of this loss include a $2.6 million pretax loss on mortgage discontinuance, a $600 thousand pretax loss on leasing discontinuance, and a tax benefit of $1.2 million. The $2.6 million pretax loss on mortgage discontinuance was the result of an increase in our estimated future costs of mortgage business-related contingent liabilities, primarily due to a lengthening of the anticipated timeframe of the resolution for those contingent liabilities, including an extension of the discovery process and a delay in the scheduled trial date in the litigation with Chase Manhattan Mortgage Corporation. The $600 thousand pretax loss on leasing discontinuance was principally associated with an unfavorable sales tax assessment and represents a decrease in our estimate of operating results of the leasing segment over the remaining life of the lease portfolio. The impact of the unfavorable sales tax assessment was partially offset by favorable credit performance on the leasing portfolio.

In the three months ended June 30, 2002, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $8.6 million. The components of this loss include a pretax charge of $7.5 million for a litigation settlement related to a mortgage loan servicing agreement termination fee collected in December 2000, a $17.8 million pretax charge primarily related to an increase in our estimated costs of mortgage business-related contingent liabilities, an $11.3 million pretax gain on leasing discontinuance, and a tax benefit of $5.4 million. The $17.8 million charge related primarily to an increase in our estimated 2002 and future costs of mortgage business-related contingent liabilities in connection with (1) contingent liabilities and litigation costs arising from the operation of the mortgage business prior to the Mortgage Transaction that were not assumed by the buyer, and (2) costs related to Advanta’s litigation with Chase Manhattan Mortgage Corporation in connection with the Mortgage Transaction. The change in estimate reflected the legal and consulting fees and other costs that we expected to incur based on the levels of contingent liabilities and expense rates, and considered the status of the discovery process associated with the Mortgage Transaction litigation. The $11.3 million pretax gain on leasing discontinuance represented a revision in the estimated operating results of the leasing segment over the remaining life of the lease portfolio due primarily to favorable credit performance. The leasing portfolio performed favorably as compared to the expectations and assumptions established in 2001. This improvement was the result of successfully obtaining a replacement vendor to service leased equipment for a former leasing vendor that had filed for bankruptcy protection, and operational improvements in the leasing collections area.

MARKET RISK SENSITIVITY

We are exposed to equity price risk on the equity securities in our investments available for sale portfolio. A significant portion of our equity securities at June 30, 2003 represented venture capital investments. We typically do not attempt to reduce or eliminate the market exposure on equity investments. A 20% adverse change in equity prices would result in an approximate $3.6 million decrease in the fair value of our equity investments as of June 30, 2003. A 20% adverse change would have resulted in an approximate $4.1 million decrease in fair value as of December 31, 2002.

We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We also measure the effect of interest rate risk on our managed net interest income, which includes net interest income on owned assets and net interest income on securitized receivables. The measurement of managed net interest income in addition to net interest income on owned assets is meaningful because our securitization income fluctuates with yields on securitized receivables and interest rates earned by note holders. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income as compared to a base case scenario. As of June 30, 2003 and December 31, 2002, we estimated that our owned net interest income and managed net interest income would change as follows over a twelve-month period:

	June 30,	Dec. 31,
	2003	2002

Estimated percentage increase (decrease) in owned net interest income:
Assuming 200 basis point increase in interest rates	16%	16%
Assuming 200 basis point decrease in interest rates	(4)%	3%
Estimated percentage increase (decrease) in managed net interest income:
Assuming 200 basis point increase in interest rates	(2)%	(4)%
Assuming 200 basis point decrease in interest rates	5%	9%

Our business credit card receivables include interest rate floors that cause our managed net interest income to rise in the declining rate scenario. Our managed net interest income decreases in a rising rate scenario due to the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts. Changes in the composition of our balance sheet, the current interest rate environment and the lower average interest rate on our deposit portfolio have also impacted the results of the owned and managed net interest income sensitivity analyses at June 30, 2003 as compared to December 31, 2002.

The above estimates of net interest income sensitivity alone do not provide a comprehensive view of our exposure to interest rate risk. The quantitative risk information is limited by the parameters and assumptions utilized in generating the results. These analyses are useful only when viewed within the context of the parameters and assumptions used. The above rate scenarios in no way reflect management’s expectation regarding the future direction of interest rates, and they depict only two possibilities out of a large set of possible scenarios.

LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.’s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to a diversity of funding sources as described below, and had a high level of liquidity at June 30, 2003. At June 30, 2003, we had $281 million of federal funds sold, $159 million of receivables held for sale, and $157 million of investments, which could be sold to generate additional liquidity. Components of funding were as follows ($ in thousands):

	June 30, 2003		December 31, 2002

	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$2,291,372	54%	$2,172,266	60%
Deposits	1,205,001	28	714,028	19
Debt and other borrowings	319,428	8	315,886	9
Capital securities	100,000	2	100,000	3
Equity	326,859	8	321,313	9

Total	$4,242,660	100%	$3,623,493	100%

(1)	Includes both off-balance sheet business credit card receivables and off-balance sheet lease receivables related to discontinued operations. Excludes our ownership interest in the investor principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations or assets of discontinued operations.

At June 30, 2003, we had a $280 million committed commercial paper conduit facility that provides off-balance sheet funding, all of which was unused at June 30, 2003. At December 31, 2002, $330 million of business credit card receivables were securitized through this facility. In June 2003, this facility was renewed through June 14, 2004.

In the six months ended June 30, 2003, we completed two public business credit card securitizations. The revolving period for those securitizations extend to the following dates:

	Investor Principal
	Balance at	Scheduled End of
($ in thousands)	June 30, 2003	Revolving Period

Series 2003-A	$400,000	May 2005
Series 2003-B	300,000	September 2005

When a business credit card securitization series is in its revolving period, principal collections on securitized receivables allocated to that series are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a series of our securitization trust starts its amortization period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables in a series during its amortization period, we need to replace that amount of funding. Our $157 million Series 2000-A business credit card securitization started its scheduled amortization period in February 2003 and the note holders were paid in full in

April 2003. Our $600 million Series 2000-B business credit card securitization started its scheduled amortization period in April 2003 and completed amortization in June 2003. Note holders in the Series 2000-B securitization were paid in full in July 2003. Balances of accounts receivable from securitizations and amounts due to the securitization trust at June 30, 2003 have increased as compared to December 31, 2002, primarily as a result of principal collections of receivables allocated to Series 2000-B during its amortization period. The increases in these assets were primarily funded through an increase in deposits. We anticipate completing one or more public business credit card securitizations in the remainder of 2003 under similar terms and conditions as the public securitizations completed in the six months ended June 30, 2003.

We continue to offer unsecured debt securities of Advanta Corp., in the form of RediReserve Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer frequently, depending on market conditions and our funding needs. The rates also vary depending on the size of each investment. At June 30, 2003, $319 million of RediReserve Certificates and Investment Notes were outstanding with interest rates ranging from 1.49% to 11.56%. In 2002, we began to lengthen the maturities of our unsecured debt securities to enhance our liquidity management and to take advantage of the lower interest rate environment. Debt maturing in one year or less totaled $176 million at June 30, 2003, as compared to $207 million at December 31, 2002 and $228 million at June 30, 2002.

The Board of Directors of Advanta Corp. has authorized management to purchase up to 3.0 million shares of Advanta Corp. common stock. As of December 31, 2002, we had repurchased 2,248,059 shares of our Class B Common Stock. In the six months ended June 30, 2003, we repurchased 154,632 shares of our Class A Common Stock and 315,250 shares of our Class B Common Stock. We intend to continue to make purchases under the remaining unused authorization when we believe it is prudent to do so while we analyze evolving capital requirements.

Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp issues and funds our business credit cards and is the servicer of our discontinued leasing business. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

In 2000, Advanta Bank Corp. entered into agreements with its bank regulatory agencies, primarily relating to the bank’s subprime lending operations. These agreements imposed temporary deposit growth limits at Advanta Bank Corp. and required prior regulatory approval of cash dividends. In April 2002, the agreements were removed and, as a result, the restrictions in the agreements on deposit growth and payment of cash dividends are no longer applicable. In connection with removing the agreements, Advanta Bank Corp. reached an understanding with its regulators, reflecting continued progress in our ongoing efforts to enhance Advanta Bank Corp.’s practices and procedures. Effective October 2002, the understanding was revised. The revised understanding replaces the provisions of the prior understanding and provides for the bank to enhance certain of its internal planning and monitoring processes. The revised understanding is consistent with the manner in which Advanta Bank Corp. is currently operating its business and includes no restrictions expected to have any impact on our financial results.

At June 30, 2003, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 12.68% as compared to 18.46% at December 31, 2002. In each case, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as “well-capitalized” under the regulatory framework for prompt corrective action. Advanta Bank Corp.’s combined total capital ratio at June 30, 2003 was lower than the ratio at December 31, 2002 due to the amortization of the 2000-B securitization discussed above and the corresponding increase in on-balance sheet assets. Based on the planned level of securitizations, we expect on-balance sheet assets and deposits to be lower at September 30, 2003 and December 31, 2003 than on-balance sheet assets at June 30, 2003. We expect Advanta Bank Corp’s capital ratios at September 30, 2003 and December 31, 2003 to be higher than the ratio at June 30, 2003, due to the expected decrease in on-balance sheet assets.

In February 2003, we entered into an operating lease agreement for additional office space to be used for certain business card operations and general business purposes. The minimum lease payments on the lease are $566 thousand in 2003, $1.4 million in 2004, $1.7 million in 2005, $1.8 million in each of the years 2006 through 2008 and $3.6 million thereafter.

In May 2003, we sold two buildings formerly used in our mortgage business that were classified as assets from discontinued operations on the consolidated balance sheet. The proceeds of approximately $27 million from the sale of the buildings increased our liquidity position. In addition, we sold two lots of real estate for book value of $4.6 million.

In June 2003, we exercised a clean-up call option on a leasing securitization transaction with $46 million of securitized leases outstanding, resulting in an increase in on-balance sheet lease receivables and a decrease in retained interests in leasing securitizations. Both on-balance sheet lease receivables and retained interests in leasing securitizations are classified as assets of discontinued operations in the consolidated balance sheets. The net impact on liquidity and assets of discontinued operations from the exercise of the clean-up call option was not material.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements may be identified by the use of forward-looking phrases such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “projected,” “intends to” or other similar words or phrases. The most significant among these risks and uncertainties are:

(1)	our managed net interest income;

(2)	competitive pressures;

(3)	political, social and/or general economic conditions that affect the level of new account originations, customer spending, delinquencies and charge-offs;

(4)	factors affecting fluctuations in the number of accounts or receivable balances including the retention of cardholders after promotional pricing periods have expired;

(5)	interest rate fluctuations;

(6)	the level of expenses;

(7)	the timing of the securitizations of our receivables;

(8)	factors affecting the value of investments that we hold;

(9)	the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, examinations, and agreements between our bank subsidiaries and their regulators;

(10)	effect of, and changes in, tax laws, rates, regulations and policies;

(11)	relationships with customers, significant vendors and business partners;

(12)	difficulties or delays in the development, production, testing and marketing of products or services;

(13)	the amount and cost of financing available to us;

(14)	the ratings on our debt and the debt of our subsidiaries;

(15)	revisions to estimates associated with the discontinuance of our mortgage and leasing businesses;

(16)	the impact of litigation;

(17)	the proper design and operation of our disclosure controls and procedures; and

(18)	the ability to attract and retain key personnel.

Additional risks that may affect our future performance are set forth elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth in “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report on Form 10-Q. See “Market Risk Sensitivity.”

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The legal proceedings and claims described under the heading captioned “Commitments and Contingencies” in Note 8 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Advanta Corp. held its Annual Meeting of Stockholders on June 5, 2003.

(b)	Not required.

(c)	The following proposal was submitted to a vote of stockholders.

The election of four directors to hold office until the 2006 Annual Meeting of Stockholders.

NOMINEES	VOTES FOR	VOTES WITHHELD

Robert H. Rock	8,046,267	622,769
Olaf Olafsson	8,368,630	300,406
William A Rosoff	8,365,143	303,893
Michael Stolper	8,087,093	581,943

(d)	Not required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document

10	Agreement of Lease, dated February 27, 2003, between Advanta Shared Services Corp. and Liberty Property Limited Partnership (without exhibits) and Guaranty of Advanta Corp.

12	Consolidated Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(b) (1)	A Current Report on Form 8-K, dated April 24, 2003, was filed by Advanta setting forth the financial highlights of Advanta’s results of operations for the three months ended March 31, 2003.

(b) (2)	A Current Report on Form 8-K, dated June 5, 2003, was filed by Advanta announcing the results of its Annual Stockholders’ Meeting including the re-election of four incumbent directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanta Corp. (Registrant)

August 13, 2003	By	/s/ Philip M. Browne
Senior Vice President and
Chief Financial Officer

August 13, 2003	By	/s/ David B. Weinstock
Vice President and
Chief Accounting Officer

EXHIBIT INDEX
Manner of
Exhibit	Description	Filing

10	Agreement of Lease, dated February 27, 2003, between Advanta Shared Services Corp. and Liberty Property Limited Partnership (without exhibits) and Guaranty of Advanta Corp.	*

12	Consolidated Computation of Ratio of Earnings to Fixed Charges	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed electronically herewith.