Form 10-Q
period 2003-09-30
ADVANTA CORP
filed 2003-11-12
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003 or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-14120

Advanta Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1462070 (I.R.S. Employer Identification No.)

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

Yes [  ]   No [  ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $.01 par value	Outstanding at November 4, 2003 9,646,885 shares

Class B Common Stock, $.01 par value	Outstanding at November 4, 2003 17,419,711 shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share data)	2003	2002

ASSETS
Cash	$26,690	$14,834
Federal funds sold	482,492	332,257
Restricted interest-bearing deposits	77,574	79,449
Investments available for sale	231,931	171,222
Receivables, net:
Held for sale	238,358	177,065
Other	283,160	278,282

Total receivables, net	521,518	455,347
Accounts receivable from securitizations	218,512	198,238
Premises and equipment, net	19,463	25,496
Other assets	282,928	277,658
Assets of discontinued operations, net	88,419	127,112

Total assets	$1,949,527	$1,681,613

LIABILITIES
Deposits	$918,956	$714,028
Debt	319,308	315,886
Trust preferred securities	100,000	0
Other liabilities	280,925	230,386

Total liabilities	1,619,189	1,260,300

Commitments and contingencies
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp. (trust preferred securities)	0	100,000
STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding – 1,010 shares in 2003 and
2002	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 10,041,017 shares in 2003 and
2002	100	100
Class B non–voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 20,587,361 shares in 2003 and
20,326,289 shares in 2002	206	204
Additional paid-in capital	245,674	243,910
Deferred compensation	(16,166)	(17,837)
Unearned ESOP shares	(10,498)	(10,831)
Accumulated other comprehensive income	229	186
Retained earnings	158,474	147,205
Less: Treasury stock at cost, 354,132 Class A common shares and 3,197,614 Class B common shares in 2003; 2,896,112 Class B common shares in 2002	(48,691)	(42,634)

Total stockholders’ equity	330,338	321,313

Total liabilities and stockholders’ equity	$1,949,527	$1,681,613

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2003	2002	2003	2002

Interest income:
Receivables	$27,701	$18,770	$64,088	$60,253
Investments	1,794	2,520	5,883	8,366
Other interest income	4,071	2,629	12,036	7,941

Total interest income	33,566	23,919	82,007	76,560
Interest expense:
Deposits	7,134	5,676	20,774	17,964
Debt and other borrowings	5,831	5,376	16,573	18,567
Trust preferred securities	2,220	0	2,220	0

Total interest expense	15,185	11,052	39,567	36,531

Net interest income	18,381	12,867	42,440	40,029
Provision for credit losses	16,563	9,421	35,274	31,462

Net interest income after provision for credit losses	1,818	3,446	7,166	8,567
Noninterest revenues:
Securitization income	28,558	29,168	89,920	88,838
Servicing revenues	9,549	8,334	29,449	24,419
Other revenues, net	25,977	20,519	76,338	61,396

Total noninterest revenues	64,084	58,021	195,707	174,653

Expenses:
Operating expenses	54,762	48,977	167,479	147,822
Minority interest in income of consolidated subsidiary	0	2,220	4,440	6,660

Total expenses	54,762	51,197	171,919	154,482

Income before income taxes	11,140	10,270	30,954	28,738
Income tax expense	4,289	3,954	11,917	11,064

Income from continuing operations	6,851	6,316	19,037	17,674
Loss, net, on discontinuance of mortgage and leasing businesses, net of tax	0	0	(1,968)	(8,610)

Net income	$6,851	$6,316	$17,069	$9,064

Basic income from continuing operations per common share
Class A	$0.27	$0.24	$0.74	$0.65
Class B	0.29	0.26	0.81	0.72
Combined	0.28	0.25	0.79	0.69

Diluted income from continuing operations per common share
Class A	$0.26	$0.23	$0.72	$0.63
Class B	0.28	0.25	0.79	0.69
Combined	0.27	0.25	0.76	0.67

Basic net income per common share
Class A	$0.27	$0.24	$0.66	$0.31
Class B	0.29	0.26	0.73	0.38
Combined	0.28	0.25	0.70	0.35

Diluted net income per common share
Class A	$0.26	$0.23	$0.64	$0.30
Class B	0.28	0.25	0.71	0.36
Combined	0.27	0.25	0.68	0.34

Basic weighted average common shares outstanding
Class A	8,978	9,162	9,104	9,146
Class B	15,100	15,876	14,936	16,117
Combined	24,078	25,038	24,040	25,263

Diluted weighted average common shares outstanding
Class A	8,978	9,163	9,104	9,151
Class B	16,251	16,501	15,639	17,038
Combined	25,229	25,664	24,743	26,189

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
($ in thousands)

		Class A	Class A	Class B	Additional
	Comprehensive	Preferred	Common	Common	Paid-In
	Income (Loss)	Stock	Stock	Stock	Capital

Balance at December 31, 2001		$1,010	$100	$179	$223,362

Net income (loss)	$(24,182)
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $577	(1,073)

Comprehensive income (loss)	$(25,255)

Preferred and common cash dividends declared
Exercise of stock options				1	362
Stock option exchange program stock distribution
Issuance of restricted stock				28	22,529
Amortization of deferred compensation
Forfeitures of restricted stock				(4)	(2,275)
Stock buyback
ESOP shares committed to be released					(68)

Balance at December 31, 2002		$1,010	$100	$204	$243,910

Net income (loss)	$17,069
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $(23)	43

Comprehensive income (loss)	$17,112

Preferred and common cash dividends declared
Exercise of stock options				2	1,831
Stock option exchange program stock distribution
Issuance of restricted stock				2	1,800
Amortization of deferred compensation
Forfeitures of restricted stock				(2)	(1,774)
Stock buyback
ESOP shares committed to be released					(93)

Balance at September 30, 2003		$1,010	$100	$206	$245,674

See Notes to Consolidated Financial Statements

($ in thousands)

	Deferred	Accumulated
	Compensation	Other			Total
	& Unearned	Comprehensive	Retained	Treasury	Stockholders’
	ESOP Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2001	$(11,359)	$1,259	$179,370	$(27,622)	$366,299

Net income (loss)			(24,182)		(24,182)
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $577		(1,073)			(1,073)
Comprehensive income (loss)
Preferred and common cash dividends declared			(7,983)		(7,983)
Exercise of stock options					363
Stock option exchange program stock distribution				542	542
Issuance of restricted stock	(22,557)				0
Amortization of deferred compensation	2,842				2,842
Forfeitures of restricted stock	1,941				(338)
Stock buyback				(15,554)	(15,554)
ESOP shares committed to be released	465				397

Balance at December 31, 2002	$(28,668)	$186	$147,205	$(42,634)	$321,313

Net income (loss)			17,069		17,069
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $(23)		43			43
Comprehensive income (loss)
Preferred and common cash dividends declared			(5,800)		(5,800)
Exercise of stock options					1,833
Stock option exchange program stock distribution				183	183
Issuance of restricted stock	(1,802)				0
Amortization of deferred compensation	1,906				1,906
Forfeitures of restricted stock	1,567				(209)
Stock buyback				(6,240)	(6,240)
ESOP shares committed to be released	333				240

Balance at September 30, 2003	$(26,664)	$229	$158,474	$(48,691)	$330,338

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

($ in thousands)	2003	2002

OPERATING ACTIVITIES – CONTINUING OPERATIONS
Net income	$17,069	$9,064
Adjustments to reconcile net income to net cash provided by operating activities:
Loss, net, on discontinuance of mortgage and leasing businesses, net of tax	1,968	8,610
Investment securities losses, net	3,674	5,379
Valuation adjustments on other receivables held for sale	(50)	1,085
Depreciation and amortization	6,268	6,136
Provision for credit losses	35,274	31,462
Provision for interest and fee losses	8,787	4,364
Change in deferred origination costs, net of deferred fees	11,804	(2,044)
Change in receivables held for sale	(921,245)	(189,277)
Proceeds from sale of receivables held for sale	866,657	162,511
Change in accounts receivable from securitizations	(20,274)	(19,629)
Change in other assets and other liabilities	56,321	(6,735)

Net cash provided by operating activities	66,253	10,926

INVESTING ACTIVITIES – CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	(148,360)	38,949
Purchase of investments available for sale	(585,483)	(278,707)
Proceeds from sales of investments available for sale	353,800	260,752
Proceeds from maturing investments available for sale	167,366	81,762
Change in receivables not held for sale	(67,398)	(34,756)
Sales (purchases) of premises and equipment, net	26	(4,554)

Net cash (used in) provided by investing activities	(280,049)	63,446

FINANCING ACTIVITIES – CONTINUING OPERATIONS
Change in demand and savings deposits	(3,786)	(3,040)
Proceeds from issuance of time deposits	568,538	304,365
Payments for maturing time deposits	(366,542)	(283,258)
Proceeds from issuance of debt	72,251	83,261
Payments on redemption of debt	(72,926)	(115,361)
Change in other borrowings	0	(32,317)
Proceeds from exercise of stock options	1,833	351
Cash dividends paid	(5,800)	(6,043)
Stock buyback	(6,240)	(8,909)

Net cash provided by (used in) financing activities	187,328	(60,951)

DISCONTINUED OPERATIONS
Net cash provided by operating activities	11,765	7,412
Net cash provided by investing activities	26,559	0

Net cash provided by discontinued operations	38,324	7,412

Net increase in cash	11,856	20,833
Cash at beginning of period	14,834	20,952

Cash at end of period	$26,690	$41,785

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

September 30, 2003
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Compensation expense for stock option plans, net of related tax effects
As reported	$0	$0	$0	$0
Pro forma	576	787	1,792	2,327

Net income
As reported	$6,851	$6,316	$17,069	$9,064
Pro forma	6,275	5,529	15,277	6,737

Basic net income per common share
As reported
Class A	$0.27	$0.24	$0.66	$0.31
Class B	0.29	0.26	0.73	0.38
Combined	0.28	0.25	0.70	0.35
Pro forma
Class A	$0.24	$0.20	$0.58	$0.22
Class B	0.27	0.23	0.66	0.29
Combined	0.26	0.22	0.63	0.26

Diluted net income per common share
As reported
Class A	$0.26	$0.23	$0.64	$0.30
Class B	0.28	0.25	0.71	0.36
Combined	0.27	0.25	0.68	0.34
Pro forma
Class A	$0.24	$0.20	$0.57	$0.22
Class B	0.26	0.22	0.64	0.27
Combined	0.25	0.22	0.62	0.25

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51.” This interpretation requires a company to consolidate a variable interest entity if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, the interpretation, as originally issued, required public companies to apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 as of the beginning of annual or interim periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the implementation date of this interpretation for variable interest entities that existed prior to February 1, 2003 to annual or interim periods beginning after December 15, 2003. This interpretation does not have a material effect on our financial position or results of operations since qualifying special-purpose entities, as defined in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125” (“SFAS 140”), are exempt from the consolidation requirements of this interpretation.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Our adoption of this standard on July 1, 2003 resulted in a reclassification of our company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp. (the “trust preferred securities”) to liabilities. In addition, payments on the trust preferred securities, previously classified as minority interest in income of consolidated subsidiary, are now classified as interest expense. The adoption of this standard had no impact on net income.

In June 2003, the FASB issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets - An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. They would also help to ensure that special-purpose entities will not qualify for the exception to FASB Interpretation No. 46 if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In October 2003, the FASB announced plans to issue a revised exposure draft. Management will evaluate any potential impact of this revised proposed statement when it is available.

Note 3) Investments Available for Sale

Investments available for sale consisted of the following:

	September 30, 2003		December 31, 2002

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Treasury & other U.S. Government securities	$93,295	$93,372	$29,212	$29,257
State and municipal securities	1,938	2,006	2,218	2,302
Collateralized mortgage obligations	396	397	3,408	3,436
Mortgage-backed securities	5,261	5,352	3,852	3,950
Equity securities(1)	17,547	17,663	20,223	20,253
Money market funds	113,024	113,024	111,903	111,903
Other	117	117	121	121

Total investments available for sale	$231,578	$231,931	$170,937	$171,222

(1)	Includes venture capital investments of $9.4 million at September 30, 2003 and $13.5 million at December 31, 2002. The amount shown as amortized cost represents fair value for these investments.

Note 4) Receivables

Receivables on the balance sheet, including those held for sale, consisted of the following:

	September 30,	December 31,
	2003	2002

Business credit card receivables	$533,398	$445,083
Other receivables	17,286	25,589

Gross receivables	550,684	470,672

Add: Deferred origination costs, net of deferred fees	19,030	30,834
Less: Allowance for receivable losses
Business credit cards	(46,764)	(44,466)
Other receivables	(1,432)	(1,693)

Total allowance	(48,196)	(46,159)

Receivables, net	$521,518	$455,347

Note 5) Allowance for Receivable Losses

The following table presents activity in the allowance for receivable losses for the periods presented:

	Nine Months Ended
	September 30,

	2003	2002

Beginning balance	$46,159	$41,971
Provision for credit losses	35,274	31,462
Provision for interest and fee losses	8,787	4,364
Gross principal charge-offs:
Business credit cards	(35,952)	(31,634)
Other receivables	(28)	(14)

Total gross principal charge-offs	(35,980)	(31,648)

Principal recoveries:
Business credit cards	2,445	3,462

Net principal charge-offs	(33,535)	(28,186)

Interest and fee charge-offs:
Business credit cards	(8,489)	(4,364)

Ending balance	$48,196	$45,247

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

Note 6) Securitization Activities

Accounts receivable from securitizations consisted of the following:

	September 30,	December 31,
	2003	2002

Retained interests in securitizations	$126,998	$113,422
Accrued interest and fees on securitized receivables, net	56,988	56,171
Amounts due from the trust	34,526	28,645

Total accounts receivable from securitizations	$218,512	$198,238

The following represents business credit card securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002

Average securitized receivables	$2,124,472	$1,784,825	$2,195,479	$1,680,251
Securitization income	28,558	29,168	89,920	88,838
Discount accretion	4,071	2,629	12,036	7,941
Interchange income	22,511	18,585	66,436	51,455
Servicing revenues	9,549	8,334	29,449	24,419
Proceeds from new securitizations	562,347	47,511	861,723	162,511
Proceeds from collections reinvested in revolving-period securitizations	1,272,035	1,044,178	3,040,980	2,863,617
Cash flows received on retained interests	93,453	54,021	226,455	154,026
Key assumptions:
Discount rate	12.1% - 14.6%	9.0% - 14.3%	11.4% - 14.6%	9.0% - 15.0%
Monthly payment rate	18.8% - 21.0%	18.2% - 21.0%	18.8% - 21.0%	18.2% - 21.0%
Loss rate	8.5% - 9.4%	9.6% - 11.5%	8.5% - 10.3%	9.6% - 12.8%
Finance charge yield, net of interest paid to note holders	14.7% - 15.0%	14.9% - 15.2%	14.3% - 15.0%	14.9% - 15.9%

Beginning in the fourth quarter of 2002, our interest yield assumption includes both finance charge and late fee yield. Previously, the interest yield assumption included only finance charge yield.

There were no purchases of delinquent accounts during the three or nine months ended September 30, 2003 or 2002.

The following assumptions were used in estimating the fair value of retained interests in business credit card securitizations at September 30, 2003 and December 31, 2002 if quoted market prices were not available. The assumptions listed represent weighted averages of assumptions used for each securitization.

	September 30,	December 31,
	2003	2002

Discount rate	12.6% - 14.6%	11.4% - 14.0%
Monthly payment rate	19.9% - 21.0%	19.3% - 21.0%
Loss rate	8.5% - 9.3%	9.4% - 10.3%
Interest yield, net of interest earned by note holders	14.7%	15.0%

In addition to the assumptions identified above, management also considered qualitative factors such as the impact of the current economic environment on the performance of the business credit card receivables sold and the potential volatility of the current market for similar instruments in assessing the fair value of retained interests in business credit card securitizations.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at September 30, 2003.

Effect on fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(2,236)
Discount rate increased by 4%	(4,391)
Monthly payment rate at 110% of base assumption	(1,924)
Monthly payment rate at 125% of base assumption	(3,624)
Loss rate at 110% of base assumption	(5,103)
Loss rate at 125% of base assumption	(12,757)
Interest yield, net of interest earned by note holders, decreased by 1%	(6,039)
Interest yield, net of interest earned by note holders, decreased by 2%	(12,077)

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

Managed receivable data

Our managed business credit card receivable portfolio is comprised of both owned and securitized business credit card receivables. Performance on a managed receivable portfolio basis is useful and relevant because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables. Credit quality data on the managed business credit card receivable portfolio was as follows:

	September 30,	December 31,	September 30,
	2003 (1)	2002 (1)	2002

Owned business credit card receivables	$533,398	$445,083	$445,241
Securitized business credit card receivables	2,343,221	2,149,147	1,808,272

Total managed receivables	2,876,619	2,594,230	2,253,513

Receivables 30 days or more delinquent:
Owned	30,681	23,406	28,625
Securitized	146,206	136,128	121,512
Total managed	176,887	159,534	150,137
Receivables 90 days or more delinquent:
Owned	14,225	11,959	12,883
Securitized	67,795	69,335	54,389
Total managed	82,020	81,294	67,272
Nonaccrual receivables:
Owned	9,167	4,729	21,178
Securitized	44,824	27,688	89,389
Total managed	53,991	32,417	110,567
Accruing receivables past due 90 days or more:
Owned	12,772	10,535	0
Securitized	60,755	61,045	0
Total managed	73,527	71,580	0
Net principal charge-offs for the nine months ended September 30 and twelve months ended December 31:
Owned	33,507	37,400	28,172
Securitized	135,648	156,282	117,345
Total managed	169,155	193,682	145,517

(1)	See Note 5 for a discussion of the change in income billing practice effective October 1, 2002.

Note 7) Selected Balance Sheet Information

Other assets consisted of the following:

	September 30,	December 31,
	2003	2002

Current and deferred income taxes, net	$78,013	$84,684
Amounts due from transfer of consumer credit card business	70,545	70,545
Investment in Fleet Credit Card Services, L.P.	35,497	34,000
Cash surrender value of insurance contracts	23,625	24,437
Intangible assets	3,824	3,085
Other assets	71,424	60,907

Total other assets	$282,928	$277,658

Other liabilities consisted of the following:

	September 30,	December 31,
	2003	2002

Accounts payable and accrued expenses	$29,574	$33,486
Business credit card rewards	23,103	16,416
Accrued interest payable	20,081	5,641
Amounts due to the securitization trust	4,320	3,255
Other (1)	203,847	171,588

Total other liabilities	$280,925	$230,386

(1)	A substantial portion of other liabilities represents our litigation reserves.

Note 8) Deposits

Deposit accounts consisted of the following:

	September 30,	December 31,
	2003	2002

Demand deposits	$3,964	$6,561
Money market savings	1,191	2,380
Time deposits of $100,000 or less	554,873	441,611
Time deposits of more than $100,000	358,928	263,476

Total deposits	$918,956	$714,028

Time deposit maturities were as follows at September 30, 2003:

Year Ended December 31,
2003	$285,631
2004	552,430
2005	65,291
2006	9,839
2007	610

Note 9) Commitments and Contingencies

On January 22, 1999, Fleet Financial Group, Inc. (“Fleet”) and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet’s allegations, which we deny, center around Fleet’s assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card Services, L.P. in connection with the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. (the “Consumer Credit Card Transaction”) in 1998. We filed an answer to the complaint, and we also filed a countercomplaint against Fleet for damages we believe have been caused by certain actions of Fleet. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an escrow account in February 2001. On January 22, 2003, the trial court issued a decision ruling on all but one of the remaining issues, and ordered further briefing on the remaining outstanding issue. In the year ended December 31, 2002, we recognized a $43.0 million pretax loss on the transfer of our consumer credit card business, representing the estimated impact of implementing the court’s decisions. This amount represented the amount in excess of the reserves we had been carrying for the litigation, which was based on our expectations of the outcome of the litigation. In 2003, we provided for interest on the liability at a rate consistent with the estimation methodology used effective December 31, 2002. On November 7, 2003, the court ruled on the remaining outstanding issue, the method for calculating the interest to be awarded. The court has ordered the parties to submit revised calculations in accordance with this ruling before it issues a judgment. After considering the

November 2003 ruling, we estimate that our reserves at September 30, 2003 were adequate. The ultimate resolution of any issues that may be appealed could reduce or eliminate the December 2002 charge to our earnings, although there can be no assurance as to the potential benefit, if any, to earnings at this time.

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

On January 15, 2003, Fleet filed a complaint in Rhode Island Superior Court seeking a declaratory judgment that we indemnify Fleet under the applicable partnership agreement for any damage Fleet incurs by not being entitled to the $508 million of tax deductions. Fleet is also seeking a declaratory judgment that it should not indemnify us for any damages that we incur due to any allocation to Advanta of the $47 million gain on the sale of a partnership asset. Fleet’s claim for indemnification appears to be brought by Fleet in the hope that we will advise the IRS that we will agree with a substantial part of Fleet’s tax position. On February 28, 2003, we filed a motion to dismiss the complaint. On August 13, 2003, the court denied the motion to dismiss on procedural grounds. We answered the complaint and filed a counterclaim against Fleet on September 19, 2003. We believe that the indemnification provision in the partnership agreement does not indemnify Fleet for damages incurred related to the tax deductions and that the lawsuit is frivolous, having no legal basis whatsoever. We do not expect this lawsuit or the tax issues discussed above to have a material adverse effect on our financial condition or results of operations.

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

On July 26, 2001, Chase Manhattan Mortgage Corporation (“Chase”) filed a complaint against Advanta Corp. and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that we breached our contract with Chase in connection with the Mortgage Transaction. Chase claims that we misled Chase concerning the value of certain of the assets sold to Chase. In September 2001, we filed an answer to the complaint in which we denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to us in connection with the transaction. The trial was originally scheduled to begin in January 2004. The parties extended the discovery period and in the second quarter of 2003, in addition to the parties further extending the discovery period, the scheduled date for trial to begin was moved to April 2004. The discovery period has ended. In September 2003, we filed a motion for summary judgment with the court with respect to all claims raised in Chase’s complaint and Chase filed a motion for partial summary judgment with respect to certain of its claims. We believe that the lawsuit is without merit and will vigorously defend Advanta in this litigation. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact on our financial position or future operating results.

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

In February 2003, we entered into an operating lease agreement for additional office space to be used for certain business card operations and general business purposes. The minimum lease payments on the lease are $243 thousand for the fourth quarter of 2003, $1.4 million in the year 2004, $1.7 million in the year 2005, $1.8 million in each of the years 2006 through 2008, $1.9 million in the year 2009 and $1.7 million in the year 2010.

Note 10) Regulatory Agreements

In 2000, Advanta Bank Corp. entered into agreements with its bank regulatory agencies, primarily relating to the bank’s subprime lending operations. These agreements imposed temporary deposit growth limits at Advanta Bank Corp. and required prior regulatory approval of cash dividends. In April 2002, the agreements were removed and, as a result, the restrictions in the agreements on deposit growth and payment of cash dividends were no longer applicable. In connection with removing the agreements, Advanta Bank Corp. reached an understanding with its regulators, reflecting continued progress in our ongoing efforts to enhance Advanta Bank Corp.’s practices and procedures. Effective October 2002, the understanding was revised. The revised understanding replaced the provisions of the prior understanding and provided for the bank to enhance certain of its internal planning and monitoring processes. Effective October 2003, the regulatory understanding that Advanta Bank Corp. reached with its regulators in October 2002 was removed by Advanta Bank Corp.’s state and federal bank regulators. This action brings to a conclusion the agreements and understandings between Advanta Bank Corp. and its regulators since 2000.

Note 11) Capital Stock

The Board of Directors of Advanta Corp. has authorized management to purchase up to 3.0 million shares of Advanta Corp. common stock. We repurchased 693,300 shares of our Class B Common Stock in the year ended December 31, 2001 and 1,554,759 shares of our Class B Common Stock in the year ended December 31, 2002. In the nine months ended September 30, 2003, we repurchased 354,132 shares of our Class A Common Stock and 315,250 shares of our Class B Common Stock.

Cash dividends per share of common stock declared during the three months ended September 30, 2003 and 2002 were $0.063 for Class A Common Stock and $0.076 for Class B Common Stock. Cash dividends per share of common stock declared during the nine months ended September 30, 2003 and 2002 were $0.189 for Class A Common Stock and $0.227 for Class B Common Stock.

Note 12) Segment Information

	Advanta
	Business	Venture
	Cards	Capital	Other (1)	Total

Three months ended September 30, 2003
Interest income	$31,597	$0	$1,969	$33,566
Interest expense	12,339	117	2,729	15,185
Noninterest revenues (losses), net	65,054	(1,985)	1,015	64,084
Pretax income (loss) from continuing operations	13,785	(2,645)	0	11,140
Total assets	748,179	10,380	1,190,968	1,949,527

Three months ended September 30, 2002
Interest income	$21,082	$0	$2,837	$23,919
Interest expense	8,978	176	1,898	11,052
Noninterest revenues (losses), net	61,652	(3,505)	(126)	58,021
Pretax income (loss) from continuing operations	16,594	(4,369)	(1,955)	10,270
Total assets	690,216	14,779	907,831	1,612,826

Nine months ended September 30, 2003
Interest income	$75,358	$1	$6,648	$82,007
Interest expense	34,342	392	4,833	39,567
Noninterest revenues (losses), net	196,286	(3,837)	3,258	195,707
Pretax income (loss) from continuing operations	37,409	(6,455)	0	30,954

Nine months ended September 30, 2002
Interest income	$67,218	$2	$9,340	$76,560
Interest expense	26,524	562	9,445	36,531
Noninterest revenues (losses), net	180,878	(6,115)	(110)	174,653
Pretax income (loss) from continuing operations	44,900	(8,583)	(7,579)	28,738

(1)	Other includes investment and other activities not attributable to reportable segments. Total assets in the “Other” segment include assets of discontinued operations.

Note 13) Selected Income Statement Information

Other Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interchange income	$30,805	$24,237	$86,232	$67,167
Business credit card rewards	(7,756)	(2,837)	(19,422)	(7,864)
Investment securities losses, net	(1,908)	(3,286)	(3,674)	(5,379)
Balance transfer fees	1,279	583	3,495	1,363
Cash advance fees	878	773	2,249	2,464
Other fee revenues	1,892	1,391	4,939	4,509
Valuation adjustments on other receivables held for sale	(400)	(485)	50	(1,085)
Other	1,187	143	2,469	221

Total other revenues, net	$25,977	$20,519	$76,338	$61,396

We offer bonus mile and cash-back reward programs with certain of our business credit cards. Eligible cardholders earn points for bonus mile rewards or cash-back rewards based on net purchases charged on their business credit card account. The cost of future reward redemptions are estimated and recorded at the time bonus mile points or cash-back rewards are earned by the cardholder. These costs of future reward redemptions are recorded as a reduction of other revenues. The estimate of the percentage of cardholders that will ultimately claim rewards varies depending on the structure of the rewards program.

Through the second quarter of 2002, we estimated that 80% to 100% of cardholders for all programs would ultimately claim rewards. In the third quarter of 2002, we revised our estimate of the percentage of cardholders that will ultimately claim bonus mile rewards based on experience for that program life-to-date. After this change in the third quarter of 2002, our estimated range of cardholders that would ultimately claim rewards for all programs was 70% to 100%. In the third quarter of 2003, we again revised our estimate of the percentage of cardholders that will ultimately claim rewards based on experience for those programs life-to-date. This change in the third quarter of 2003 resulted in an estimated range of cardholders that will ultimately claim rewards for all programs of 61% to 97%. In addition, in the first quarter of 2003, we changed the redemption terms of certain bonus mile reward programs resulting in a decrease in the anticipated costs of future reward redemptions. The approximate impacts of the changes in the estimated percentage of cardholders that will ultimately claim rewards and other changes in anticipated costs of future period reward redemptions for the bonus reward liability in the three and nine months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Increase in other revenues	$1,600	$700	$2,800	$1,300
Increase in net income	980	430	1,720	800
Amount per combined diluted share	$0.04	$0.02	$0.07	$0.03

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Salaries and employee benefits	$17,561	$16,645	$54,443	$50,309
Amortization of deferred origination costs, net	12,501	11,845	39,658	36,277
External processing	4,951	4,204	14,576	12,463
Marketing	3,882	2,730	11,253	8,294
Professional fees	3,227	2,675	9,945	9,922
Equipment	2,597	2,683	8,524	7,750
Occupancy	2,126	1,647	6,388	4,945
Credit	1,329	1,308	3,511	4,603
Insurance	1,293	873	3,020	1,987
Fraud	939	807	2,890	2,242
Postage	897	840	2,701	2,462
Telephone	846	1,152	2,692	2,890
Other	2,613	1,568	7,878	3,678

Total operating expenses	$54,762	$48,977	$167,479	$147,822

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

Note 14) Discontinued Operations

The components of the gain (loss) on discontinuance of our mortgage and leasing businesses for the nine months ended September 30, 2003 and 2002 were as follows:

	Nine Months Ended

	September 30, 2003		September 30, 2002

		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services

Pretax gain (loss) on discontinuance of mortgage and leasing businesses	$(2,600)	$(600)	$(25,300)	$11,300
Income tax (expense) benefit	1,001	231	9,740	(4,350)

Gain (loss) on discontinuance of mortgage and leasing businesses, net of tax	$(1,599)	$(369)	$(15,560)	$6,950

In the nine months ended September 30, 2003, we recorded a $2.6 million pretax loss on discontinuance of the mortgage business for an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to a lengthening of the anticipated timeframe of the resolution for those contingent liabilities, including an extension of the discovery process and a delay in the scheduled trial date in the litigation with Chase Manhattan Mortgage Corporation.

In the nine months ended September 30, 2002, we revised our estimate of costs related to our exit from the mortgage business by $25.3 million, comprised of $7.5 million for a litigation settlement related to a mortgage loan servicing agreement termination fee collected in December 2000, and $17.8 million primarily related to an increase in our estimated future costs of mortgage business-related contingent liabilities. The $17.8 million charge related primarily to an increase in our estimated 2002 and future costs of mortgage business-related contingent liabilities in connection with (1) contingent liabilities and litigation costs arising from the operation of the mortgage business prior to the Mortgage Transaction that were not assumed by the buyer, and (2) costs related to Advanta’s litigation with Chase Manhattan Mortgage Corporation in connection with the Mortgage Transaction. The change in estimate reflected the legal and consulting fees and other costs that we expected to incur based on the levels of contingent liabilities and expense rates, and considered the status of the discovery process associated with the Mortgage Transaction litigation.

In the nine months ended September 30, 2003, we adjusted our estimate of operating results of the leasing segment over the remaining life of the lease portfolio and recorded a $600 thousand pretax loss on leasing discontinuance. The decrease in estimated operating results was principally associated with an unfavorable sales tax assessment, partially offset by favorable credit performance on the leasing portfolio.

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

Per share data was as follows:

	Nine Months Ended September 30,

	Advanta		Advanta Leasing
	Mortgage		Services

	2003	2002	2003	2002

Basic gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.07)	$(0.62)	$(0.02)	$0.28
Class B	(0.07)	(0.62)	(0.02)	0.28
Combined	(0.07)	(0.62)	(0.02)	0.28
Diluted gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.06)	$(0.59)	$(0.01)	$0.27
Class B	(0.06)	(0.59)	(0.01)	0.27
Combined	(0.06)	(0.59)	(0.01)	0.27

The components of assets of discontinued operations, net, were as follows:

	September 30,	December 31,
	2003	2002

Lease receivables, net	$91,723	$40,064
Other assets	1,464	91,686
Liabilities	(4,768)	(4,638)

Assets of discontinued operations, net	$88,419	$127,112

We are continuing to service the existing lease portfolio. Based on the terms of the remaining leases, we expect assets of discontinued operations to be less than $10 million by June 2005 and the winddown of the lease portfolio to be complete by January 2007. In the nine months ended September 30, 2003, we exercised clean-up call options on the remaining leasing securitization transactions with $94 million of securitized leases outstanding, resulting in an increase in on-balance sheet lease receivables and a decrease in retained interests in leasing securitizations. As a result of exercising these clean-up call options, we have no outstanding securitized leases and no retained interests in leasing securitizations at September 30, 2003. At December 31, 2002, there were $152 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $57 million. The fair value of the retained interests in leasing securitizations at December 31, 2002 was estimated using a 12% discount rate on future cash flows, loss rates ranging from 5.0% to 5.4% and a weighted average life of 0.9 years. Both on-balance sheet lease receivables and retained interests in leasing securitizations are classified as assets of discontinued operations on the consolidated balance sheets.

In the second quarter of 2003, we sold two buildings formerly used in our mortgage business that were classified as assets from discontinued operations on the consolidated balance sheets. Proceeds from the sale were approximately $27 million.

Note 15) Calculation of Earnings Per Share

The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income from continuing operations	$6,851	$6,316	$19,037	$17,674
Less: Preferred A dividends	0	0	(141)	(141)

Income from continuing operations available to common shareholders	6,851	6,316	18,896	17,533
Loss, net, on discontinuance of mortgage and leasing businesses, net of tax	0	0	(1,968)	(8,610)

Net income available to common shareholders	6,851	6,316	16,928	8,923
Less: Class A dividends declared	(560)	(576)	(1,715)	(1,726)
Less: Class B dividends declared	(1,321)	(1,401)	(3,944)	(4,176)

Undistributed net income	$4,970	$4,339	$11,269	$3,021

Basic income from continuing operations per common share
Class A	$0.27	$0.24	$0.74	$0.65
Class B	0.29	0.26	0.81	0.72
Combined (1)	0.28	0.25	0.79	0.69
Diluted income from continuing operations per common share
Class A	$0.26	$0.23	$0.72	$0.63
Class B	0.28	0.25	0.79	0.69
Combined (1)	0.27	0.25	0.76	0.67
Basic net income per common share
Class A	$0.27	$0.24	$0.66	$0.31
Class B	0.29	0.26	0.73	0.38
Combined (1)	0.28	0.25	0.70	0.35
Diluted net income per common share
Class A	$0.26	$0.23	$0.64	$0.30
Class B	0.28	0.25	0.71	0.36
Combined (1)	0.27	0.25	0.68	0.34

Basic weighted average common shares outstanding
Class A	8,978	9,162	9,104	9,146
Class B	15,100	15,876	14,936	16,117
Combined	24,078	25,038	24,040	25,263
Dilutive effect of:
Options Class B	641	289	328	487
Restricted shares Class A	0	1	0	5
Restricted shares Class B	510	336	375	434
Diluted weighted average common shares outstanding
Class A	8,978	9,163	9,104	9,151
Class B	16,251	16,501	15,639	17,038
Combined	25,229	25,664	24,743	26,189
Antidilutive shares
Options Class B	1,349	1,699	1,911	1,474
Restricted shares Class B	0	2,175	84	1,955

(1)	Combined represents income available to common shareholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

Income from continuing operations included the following business segment results ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Pretax income (loss):
Advanta Business Cards	$13,785	$16,594	$37,409	$44,900
Venture Capital	(2,645)	(4,369)	(6,455)	(8,583)
Other (1)	0	(1,955)	0	(7,579)

Total pretax income	11,140	10,270	30,954	28,738
Income tax expense	(4,289)	(3,954)	(11,917)	(11,064)

Income from continuing operations	$6,851	$6,316	$19,037	$17,674

(1)	Other includes investment and other activities not attributable to the Advanta Business Cards or Venture Capital segments.

For the three months ended September 30, 2003, we reported income from continuing operations of $6.9 million or $0.27 per combined diluted common share, compared to income from continuing operations of $6.3 million or $0.25 per combined diluted common share for the same period of 2002. For the nine months ended September 30, 2003, we reported income from continuing operations of $19.0 million or $0.76 per combined diluted common share, compared to income from continuing operations of $17.7 million or $0.67 per combined diluted share for the same period of 2002. The increases in income from continuing operations for the three and nine months ended September 30, 2003 as compared to the same periods of 2002 are the result of the reduction in net interest expense on excess liquidity not attributable to the Advanta Business Cards or Venture Capital segments and lower unrealized losses on our venture capital investments. These favorable variances are partially offset by decreases in Advanta Business Cards net income.

For the nine months ended September 30, 2003, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $2.0 million, or $0.08 per combined diluted common share. For the nine months ended September 30, 2002, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $8.6 million, or $0.33 per combined diluted common share.

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

ADVANTA BUSINESS CARDS

Advanta Business Cards originated, directly and through the use of third parties, new accounts as follows:

	2003	2002

Three months ended September 30	38,368	53,784
Nine months ended September 30	128,461	158,333

Our originations in 2002 and 2003 have included a broad array of competitively-priced offerings and products, including promotional pricing and rewards programs, designed to selectively attract and retain more higher credit quality customers and to respond to the competitive environment in the credit card industry. The decreases in new account originations in the three and nine months ended September 30, 2003 as compared to the same periods of 2002 reflect the selectivity of our refined customer acquisition models. In the second and third quarters of 2003, we utilized enhanced targeting and decision models to assist us in identifying prospective customers that are interested in an active relationship with Advanta, rather than only a promotional balance transfer. We have also expanded activities to identify alliances with organizations focused on certain small business market segments. We expect our enhanced targeting and decision models will result in acquiring a higher level of active customers, but may result in somewhat lower growth rates.

Pretax income for Advanta Business Cards consisted of the following components ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net interest income on owned interest-earning assets	$19,258	$12,104	$41,016	$40,694
Noninterest revenues	65,054	61,652	196,286	180,878
Provision for credit losses	(16,544)	(9,179)	(35,507)	(30,779)
Operating expenses	(53,983)	(47,983)	(164,386)	(145,893)

Pretax income	$13,785	$16,594	$37,409	$44,900

Net interest income on owned interest-earning assets increased by $7.2 million in the three months ended September 30, 2003 as compared to the same period of 2002 and increased by $322 thousand for the nine months ended September 30, 2003 as compared to the same period of 2002. The increases were due primarily to increases in average owned business credit card receivables of $289 million for the three months ended September 30, 2003 and $148 million for the nine months ended September 30, 2003 as compared to the same periods of 2002, partially offset by decreases in the average yield earned on our business credit card receivables. The decreases in yields are a result of our competitively-priced offerings and products. Average owned business credit card receivables increased in the three and nine months ended September 30, 2003 as compared to the same periods of 2002 due to growth and the timing of securitization activity. See further discussion in the “Liquidity, Capital Resources and Analysis of Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest revenues include securitization income, interchange income, business credit card rewards costs and other fee revenues. The increases in noninterest revenues in the three and nine months ended September 30, 2003 are due primarily to higher transaction volume and growth in average owned and securitized receivables. Noninterest revenues also include the impact of changes in the estimated costs of future reward redemptions in each period. See further discussion in the “Other Revenues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Based on historical fourth quarter experience and anticipated promotional activities, we expect transaction volume in the fourth quarter of 2003 to increase as compared to the three months ended September 30, 2003, resulting in higher transaction-based fee revenues.

The increases in provision for credit losses in the three and nine months ended September 30, 2003 as compared to the same periods of 2002 primarily reflect the increases in average owned business credit card receivables. For the nine months ended September 30, 2003, the impact of the growth in owned receivables on provision for credit losses was partially offset by a reduction in the estimate of losses inherent in the portfolio based on the delinquency and principal charge-off trends and the current composition of the portfolio as compared to the same period in 2002. The increase in operating expenses in both periods resulted from growth in owned and securitized receivables. In addition, operating expenses reflect an increase in the amortization of deferred origination costs in both periods. We originated a significant volume of new accounts in the fourth quarter of 2002, resulting in increased amortization of deferred origination costs over the subsequent one-year amortization period.

VENTURE CAPITAL

The components of pretax loss for our venture capital segment for the three and nine months ended September 30, 2003 and 2002 were as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net interest expense	$(117)	$(176)	$(391)	$(560)
Realized losses	(2,000)	0	(1,803)	(47)
Unrealized gains (losses), net	15	(3,505)	(2,034)	(6,068)
Operating expenses	(543)	(688)	(2,227)	(1,908)

Pretax loss	$(2,645)	$(4,369)	$(6,455)	$(8,583)

As shown in the table above, pretax loss for our venture capital segment is comprised primarily of net realized and unrealized gains (losses) on our venture capital investments, which reflect the market conditions for those investments in each respective period, and operating expenses. The estimated fair value of our venture capital investments was $9.4 million at September 30, 2003 and $13.5 million at December 31, 2002. Operating expenses for the nine months ended September 30, 2003 include approximately $410 thousand of lease termination costs relating to office space formerly used in our venture capital operations.

INTEREST INCOME AND EXPENSE

Interest income increased by $9.6 million to $33.6 million for the three months ended September 30, 2003 as compared to the same period of 2002 and increased by $5.4 million to $82.0 million for the nine months ended September 30, 2003 as compared to the same period of 2002. The increase in interest income for both periods was due primarily to an increase in average owned business credit card receivables and investments, partially offset by a decrease in the average yield earned on our receivables and investments as a result of the prevailing interest rate environment and the competitively-priced offers described below. Average owned business card receivables increased $289 million for the three months ended September 30, 2003 and $148 million for the nine months ended September 30, 2003 as compared to the same periods of 2002. Average investments increased $150 million for the three months ended September 30, 2003 and $109 million for the nine months ended September 30, 2003 as compared to the same periods of 2002.

Our marketing campaigns in 2002 and 2003 have included a broad array of competitively-priced offerings and products, including promotional pricing and rewards programs, designed to selectively attract and retain more higher credit quality customers and to respond to the competitive environment. These competitively-priced offers have resulted in a decline in yields on our business credit card receivable portfolio and are anticipated to result in lower credit losses on those originations in future periods. We expect yields for the fourth quarter of 2003 to be relatively consistent with those experienced in the three and nine months ended September 30, 2003, due in part to the expiration of promotional pricing periods on a portion of the business credit card portfolio that we anticipate will offset the decline in yields created by new offers at promotional rates.

For the three months ended September 30, 2003, interest expense increased by $4.1 million to $15.2 million as compared to the same period of 2002 and increased by $3.0 million to $39.6 million for the nine months ended September 30, 2003 as compared to the same period of 2002. The increase in interest expense for both periods was due to an increase in average interest-bearing liabilities, primarily our deposits and debt, partially offset by a decrease in our average cost of funds. Average interest-bearing liabilities increased by $580 million in the three months ended September 30, 2003 and increased by $405 million in the nine months ended September 30, 2003 as compared to the same periods of 2002. These increases in average interest-bearing liabilities were due in part to a reclassification. Trust preferred securities were reclassified to interest-bearing liabilities and the related payments were reclassified to interest expense in accordance with SFAS 150 effective July 1, 2003. As a result of this reclassification, average interest-bearing liabilities increased by $100 million and $33 million for the three and nine months ended September 30, 2003. Also, interest expense for the three and nine months ended September 30, 2003 increased by $2.2 million as a result of the reclassification. Our average cost of funds decreased to 3.93% for the three months ended September 30, 2003 from 4.94% in the same period of 2002, and decreased to 3.93% for the nine months ended September 30, 2003 from 5.36% in the same period of 2002. The decrease in our average cost of funds in both periods is primarily a result of the prevailing interest rate environment, partially offset by an increase in the weighted average maturity of our debt securities at the time of origination and our deposit origination strategy related to funding the growth in average on-balance sheet assets during 2003. See further discussion in the “Liquidity, Capital Resources and Analysis of Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES
($ in thousands)

	Three Months Ended September 30,

	2003			2002

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Owned receivables:
Business credit cards (1)	$734,715	$27,526	14.86%	$445,264	$18,453	16.44%
Other receivables	18,062	175	3.82	27,655	308	4.42

Total owned receivables	752,777	27,701	14.60	472,919	18,761	15.74
Investments (2)	635,312	1,798	1.12	485,165	2,527	2.05
Retained interests in securitizations	134,762	4,071	12.08	102,109	2,629	10.30
Interest-earning assets of discontinued operations	84,178	2,260	10.74	53,117	1,579	11.89

Total interest-earning assets (3)	1,607,029	$35,830	8.86%	1,113,310	$25,496	9.09%
Noninterest-earning assets	511,809			472,942

Total assets	$2,118,838			$1,586,252

Deposits	$1,090,112	$7,527	2.74%	$631,430	$6,133	3.85%
Debt	322,069	5,210	6.42	302,821	5,507	7.21
Trust preferred securities	100,000	2,220	8.88	0	0	0.00
Other borrowings	1,957	7	1.37	0	0	0.00

Total interest-bearing liabilities (4)	1,514,138	$14,964	3.93%	934,251	$11,640	4.94%
Noninterest-bearing liabilities	275,737			189,558

Total liabilities	1,789,875			1,123,809
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp. (5)	0			100,000
Stockholders’ equity	328,963			362,443

Total liabilities and stockholders’ equity	$2,118,838			$1,586,252

Net interest spread			4.93%			4.15%
Net interest margin			5.15%			4.94%

(1)	Interest income includes late fees for owned business credit cards receivables of $2.1 million for the three months ended September 30, 2003 and $1.6 million for the three months ended September 30, 2002.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

(5)	Represents trust preferred securities.

	Nine Months Ended September 30,

	2003			2002

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Owned receivables:
Business credit cards (1)	$586,259	$63,322	14.44%	$438,415	$59,277	18.08%
Other receivables	22,098	766	4.63	28,108	932	4.43

Total owned receivables	608,357	64,088	14.08	466,523	60,209	17.26
Investments (2)	624,024	5,900	1.25	514,655	8,394	2.17
Retained interests in securitizations	142,192	12,036	11.16	93,103	7,941	11.25
Interest-earning assets of discontinued operations	55,158	4,949	11.96	52,543	3,812	9.67

Total interest-earning assets (3)	1,429,731	$86,973	8.11%	1,126,824	$80,356	9.51%
Noninterest-earning assets	569,446			467,558

Total assets	$1,999,177			$1,594,382

Deposits	$992,334	$21,971	2.96%	$632,290	$19,907	4.21%
Debt	319,585	15,334	6.42	304,178	17,767	7.81
Trust preferred securities	33,333	2,220	8.88	0	0	0.00
Other borrowings	752	8	1.41	4,716	67	1.87

Total interest-bearing liabilities (4)	1,346,004	$39,533	3.93%	941,184	$37,741	5.36%
Noninterest-bearing liabilities	260,739			187,440

Total liabilities	1,606,743			1,128,624
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp. (5)	66,667			100,000
Stockholders’ equity	325,767			365,758

Total liabilities and stockholders’ equity	$1,999,177			$1,594,382

Net interest spread			4.18%			4.15%
Net interest margin			4.44%			5.06%

(1)	Interest income includes late fees for owned business credit card receivables of $5.1 million for the nine months ended September 30, 2003 and $6.0 million for the nine months ended September 30, 2002.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

(5)	Represents trust preferred securities.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

For the three months ended September 30, 2003, provision for credit losses increased by $7.1 million to $16.6 million as compared to the same period in 2002. For the nine months ended September 30, 2003, provision for credit losses increased by $3.8 million to $35.3 million as compared to the same period in 2002. The increase in provision for credit losses in both periods primarily reflects an increase in our average owned business credit card receivables of $289 million for the three months ended September 30, 2003 and $148 million for the nine months ended September 30, 2003 as compared to the same periods of 2002. For the nine months ended September 30, 2003, the impact of the growth in owned receivables was partially offset by a reduction in the estimate of losses inherent in the portfolio based on the delinquency and principal charge-off trends and the current composition of the portfolio as compared to the same period in 2002.

For the three months ended September 30, 2003, provisions for interest and fee losses, which are recorded as direct reductions to interest and fee income, increased by $2.4 million to $3.8 million as compared to the same period in 2002. For the nine months ended September 30, 2003, provisions for interest and fee losses increased by $4.4 million to $8.8 million as compared to the same period in 2002. The increases in both periods were due to a change in income billing practice effective October 1, 2002 and the increases in average owned business credit card receivables in those periods. Prior to October 1, 2002, the billing and recognition of interest and fees was discontinued when the related receivable became 90 days past due or when the account was classified as fraudulent, bankrupt, deceased, hardship or credit counseling. Effective October 1, 2002, we continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses. The billing and recognition of interest and fees is still discontinued when the account is classified as fraudulent, bankrupt, deceased, hardship or credit counseling.

The allowance for receivable losses on business credit card receivables was $46.8 million at September 30, 2003, or 8.8% of owned receivables, as compared to the allowance of $44.5 million, or 10.0% of owned receivables at December 31, 2002. The decrease in the allowance for receivable losses as a percentage of owned business credit card receivables reflects our estimate of a lower level of inherent losses in the portfolio at September 30, 2003 and that the composition of the portfolio at September 30, 2003 consisted of more higher credit quality customers than the portfolio at December 31, 2002.

As shown in the table below, the net principal charge-off rate for the nine months ended September 30, 2003 has improved as compared to the rate for the same period of 2002 due to the composition of the portfolio during those periods and enhancements in the collections area of operations. In June 2000, we ceased origination of business credit card accounts with Fair, Isaac and Company (“FICO”) credit scores of less than 661. We estimate that principal charge-offs for accounts with FICO credit scores of less than 661 at origination reached their peak in the first quarter of 2002, based on the average age of that segment of the portfolio. Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, and there may be month-to-month or quarterly variations in losses or delinquencies, we anticipate that the owned and managed net principal charge-off rates for the fourth quarter of 2003 will be lower than those experienced in the nine months ended September 30, 2003. This expectation is based upon the level of receivables 90 days or more delinquent at September 30, 2003 and the current composition of the portfolio that reflects our strategic initiative to selectively attract and retain more higher credit quality customers.

In January 2003, the bank regulatory agencies issued guidance on account management and loss allowance for credit card lending. The guidance describes the agencies’ expectations for prudent risk management practices for credit card activities, particularly with regard to credit line management, over-limit accounts, and workouts. It also addresses income recognition and loss allowance practices for credit card lending. Based on our understanding of the guidance as currently implemented by the regulatory agencies, we do not expect it to have a material adverse effect on our financial condition or our results of operations. However, similar to other regulatory guidance, this guidance provides wide discretion to the bank regulatory agencies in how the guidance is applied generally or with respect to any particular institution. Accordingly, our account management or loss allowance practices could change in the future.

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

	September 30,	December 31,	September 30,
($ in thousands)	2003 (1)	2002 (1)	2002

CONSOLIDATED - OWNED
Allowance for receivable losses	$48,196	$46,159	$45,247
Receivables 30 days or more delinquent	30,800	25,197	30,208
Receivables 90 days or more delinquent	14,344	12,755	13,623
Nonaccrual receivables	9,286	5,525	21,918
Accruing receivables past due 90 days or more	12,772	10,535	0
As a percentage of gross receivables:
Allowance for receivable losses	8.75%	9.81%	9.58%
Receivables 30 days or more delinquent	5.59	5.35	6.40
Receivables 90 days or more delinquent	2.60	2.71	2.88
Nonaccrual receivables	1.69	1.17	4.64
Accruing receivables past due 90 days or more	2.32	2.24	0.00
Net principal charge-offs	$33,535	$37,416	$28,186
As a percentage of average gross receivables (annualized):
Net principal charge-offs	7.35%	7.49%	8.06%
BUSINESS CREDIT CARDS - OWNED
Allowance for receivable losses	$46,764	$44,466	$43,776
Receivables 30 days or more delinquent	30,681	23,406	28,625
Receivables 90 days or more delinquent	14,225	11,959	12,883
Nonaccrual receivables	9,167	4,729	21,178
Accruing receivables past due 90 days or more	12,772	10,535	0
As a percentage of gross receivables:
Allowance for receivable losses	8.77%	9.99%	9.83%
Receivables 30 days or more delinquent	5.75	5.26	6.43
Receivables 90 days or more delinquent	2.67	2.69	2.89
Nonaccrual receivables	1.72	1.06	4.76
Accruing receivables past due 90 days or more	2.39	2.37	0.00
Net principal charge-offs	$33,507	$37,400	$28,172
As a percentage of average gross receivables (annualized):
Net principal charge-offs	7.62%	7.92%	8.57%

(1)	See Note 5 to the consolidated financial statements for a discussion of the change in income billing practice effective October 1, 2002.

SECURITIZATION INCOME

Advanta Business Cards recognized securitization income as follows ($ in thousands):

	2003	2002

Three months ended September 30	$28,558	$29,168
Nine months ended September 30	89,920	88,838

Securitization income for the three months ended September 30, 2003 decreased slightly as compared to the same period of 2002. For the three month period, the positive impacts from increased volume of securitized receivables, a decrease in the floating interest rates earned by note holders and a decrease in the net principal charge-off rate on securitized receivables were substantially offset by a decrease in yield on securitized receivables. Securitization income for the nine months ended September 30, 2003 increased as compared to the same period of 2002. For the nine month period, the positive impacts described above more than offset the decrease in yields on securitized receivables. These fluctuations in yields and rates are similar to those experienced in owned business credit card receivables as discussed in the “Interest Income and Expense” and “Provision and Allowance for Receivable Losses” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

INCOME STATEMENT MEASURES AND STATISTICS

					Advanta
	Advanta				Business
	Business	GAAP	Securitization		Cards	Managed
	Cards GAAP	Ratio (3)	Adjustments		Managed	Ratio (3)

Three Months Ended September 30, 2003:
Interest income	$31,597	14.54%	$83,380		$114,977	16.09%
Interest expense	12,339	5.68	9,357		21,696	3.04
Net interest income	19,258	8.86	74,023		93,281	13.05
Noninterest revenues	65,054	29.93	(30,435)		34,619	4.84
Provision for credit losses	16,544	7.61	43,588	(2)	60,132	8.41
Risk-adjusted revenues (1)	67,768	31.18	0		67,768	9.48
Average business credit card interest-earning assets	869,477		1,989,710		2,859,187
Net principal charge-offs	15,544	7.15	43,588		59,132	8.27

Three Months Ended September 30, 2002:
Interest income	$21,082	15.41%	$81,637		$102,719	18.42%
Interest expense	8,978	6.56	10,336		19,314	3.46
Net interest income	12,104	8.85	71,301		83,405	14.96
Noninterest revenues	61,652	45.05	(30,718)		30,934	5.55
Provision for credit losses	9,179	6.71	40,583	(2)	49,762	8.93
Risk-adjusted revenues (1)	64,577	47.19	0		64,577	11.58
Average business credit card interest-earning assets	547,373		1,682,716		2,230,089
Net principal charge-offs	9,179	6.71	40,583		49,762	8.93

Nine Months Ended September 30, 2003:
Interest income	$75,358	13.79%	$260,294		$335,652	16.09%
Interest expense	34,342	6.28	28,562		62,904	3.02
Net interest income	41,016	7.51	231,732		272,748	13.07
Noninterest revenues	196,286	35.93	(96,084)		100,202	4.80
Provision for credit losses	35,507	6.50	135,648	(2)	171,155	8.20
Risk-adjusted revenues (1)	201,795	36.94	0		201,795	9.67
Average business credit card interest-earning assets	728,451		2,053,287		2,781,738
Net principal charge-offs	33,507	6.13	135,648		169,155	8.11

Nine Months Ended September 30, 2002:
Interest income	$67,218	16.86%	$238,606		$305,824	19.25%
Interest expense	26,524	6.65	28,771		55,295	3.48
Net interest income	40,694	10.21	209,835		250,529	15.77
Noninterest revenues	180,878	45.37	(92,490)		88,388	5.56
Provision for credit losses	30,779	7.72	117,345	(2)	148,124	9.32
Risk-adjusted revenues (1)	190,793	47.86	0		190,793	12.01
Average business credit card interest-earning assets	531,518		1,587,148		2,118,666
Net principal charge-offs	28,172	7.07	117,345		145,517	9.16

(1)	Risk-adjusted revenues represent net interest income and noninterest revenues, less provision for credit losses.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs.

(3)	Ratios are as a percentage of average business credit card interest-earning assets.

BALANCE SHEET MEASURES AND STATISTICS

	Advanta			Advanta
	Business	GAAP	Securitization	Business	Managed
	Cards GAAP	Ratio (2)	Adjustments	Cards Managed	Ratio (2)

As of September 30, 2003 (1)
Number of business credit card accounts	783,811		N/A	783,811
Ending business credit card receivables	$533,398		$2,343,221	$2,876,619
Receivables 30 days or more delinquent	30,681	5.75%	146,206	176,887	6.15%
Receivables 90 days or more delinquent	14,225	2.67	67,795	82,020	2.85
Nonaccrual receivables	9,167	1.72	44,824	53,991	1.88
Accruing receivables past due 90 days or more	12,772	2.39	60,755	73,527	2.56

As of December 31, 2002 (1)
Number of business credit card accounts	780,326		N/A	780,326
Ending business credit card receivables	$445,083		$2,149,147	$2,594,230
Receivables 30 days or more delinquent	23,406	5.26%	136,128	159,534	6.15%
Receivables 90 days or more delinquent	11,959	2.69	69,335	81,294	3.13
Nonaccrual receivables	4,729	1.06	27,688	32,417	1.25
Accruing receivables past due 90 days or more	10,535	2.37	61,045	71,580	2.76

As of September 30, 2002
Number of business credit card accounts	730,174		N/A	730,174
Ending business credit card receivables	$445,241		$1,808,272	$2,253,513
Receivables 30 days or more delinquent	28,625	6.43%	121,512	150,137	6.66%
Receivables 90 days or more delinquent	12,883	2.89	54,389	67,272	2.99
Nonaccrual receivables	21,178	4.76	89,389	110,567	4.91
Accruing receivables past due 90 days or more	0	0.00	0	0	0.00

(1)	See Note 5 to the consolidated financial statements for a discussion of the change in income billing practice effective October 1, 2002.

(2)	Ratios are as a percentage of ending business credit card receivables.

SERVICING REVENUES

Advanta Business Cards recognized servicing revenue as follows ($ in thousands):

	2003	2002

Three months ended September 30	$9,549	$8,334
Nine months ended September 30	29,449	24,419

The increase in servicing revenue in both the three and nine months ended September 30, 2003 as compared to the same periods of 2002 was due to increased volume of securitized business credit card receivables.

OTHER REVENUES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

($ in thousands)	2003	2002	2003	2002

Interchange income	$30,805	$24,237	$86,232	$67,167
Business credit card rewards	(7,756)	(2,837)	(19,422)	(7,864)
Investment securities losses, net	(1,908)	(3,286)	(3,674)	(5,379)
Balance transfer fees	1,279	583	3,495	1,363
Cash advance fees	878	773	2,249	2,464
Other fee revenues	1,892	1,391	4,939	4,509
Valuation adjustments on other receivables held for sale	(400)	(485)	50	(1,085)
Other	1,187	143	2,469	221

Total other revenues, net	$25,977	$20,519	$76,338	$61,396

Interchange income includes interchange fees on both owned and securitized business credit cards. The increases in interchange income in the three and nine months ended September 30, 2003 as compared to the same periods of 2002 were due primarily to higher transaction volume related to the increase in average business credit card accounts and receivables. The average interchange rate was 2.1% in each of the three and nine months ended September 30, 2003 and 2002.

The increases in business credit card rewards in the three and nine months ended September 30, 2003 as compared to the same periods of 2002 were due primarily to the increase in average owned and securitized business credit card accounts in the cash-back rewards programs and the corresponding transaction activity in those accounts. In addition, business credit card rewards were impacted in each period by changes in the estimated costs of future reward redemptions. The impacts of the changes in estimate were increases in other revenues of approximately $1.6 million in the three months ended September 30, 2003, $700 thousand in the three months ended September 30, 2002, $2.8 million in the nine months ended September 30, 2003 and $1.3 million in the nine months ended September 30, 2002. See Note 13 to the consolidated financial statements for further discussion. For a discussion of other changes in estimate impacting the three and nine months ended September 30, 2002, see the “Operating Expenses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment securities losses, net, primarily represent decreases in valuations of venture capital investments reflecting the market conditions for the investments. Investment securities losses, net, also include net realized gains on other investments of $78 thousand for the three months ended September 30, 2003 and $163 thousand for the nine months ended September 30, 2003. Investment securities losses, net, include net realized gains of $219 thousand on other investments for the three months ended September 30, 2002 and $738 thousand for the nine months ended September 30, 2002.

The increases in balance transfer fees in the three and nine months ended September 30, 2003 as compared to the same periods of 2002 were due primarily to an increase in balance transfer promotional offers included in our marketing campaigns that resulted in a higher volume of balance transfers.

The increases in other fee revenues in the three and nine months ended September 30, 2003 as compared to the same periods of 2002 were due primarily to higher transaction volume and income from marketing referrals, partially offset by a reduction in fee revenues related to credit protection products that resulted from the shift in our business credit card portfolio toward more higher credit quality customers.

Other revenues included an estimate of the earnings allocable to our partnership interest in Fleet Credit Card Services, L.P. of $1.1 million for the three months ended September 30, 2003 and $2.1 million for the nine months ended September 30, 2003.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

($ in thousands)	2003	2002	2003	2002

Salaries and employee benefits	$17,561	$16,645	$54,443	$50,309
Amortization of deferred origination costs, net	12,501	11,845	39,658	36,277
External processing	4,951	4,204	14,576	12,463
Marketing	3,882	2,730	11,253	8,294
Professional fees	3,227	2,675	9,945	9,922
Equipment	2,597	2,683	8,524	7,750
Occupancy	2,126	1,647	6,388	4,945
Credit	1,329	1,308	3,511	4,603
Insurance	1,293	873	3,020	1,987
Fraud	939	807	2,890	2,242
Postage	897	840	2,701	2,462
Telephone	846	1,152	2,692	2,890
Other	2,613	1,568	7,878	3,678

Total operating expenses	$54,762	$48,977	$167,479	$147,822

Salaries and employee benefits, external processing, fraud, postage and other expenses increased in the three and nine months ended September 30, 2003 as compared to the same periods of 2002 due primarily to growth in owned and securitized business credit card receivables. In addition, other expenses in the nine months ended September 30, 2002 included a $1.1 million decrease in litigation reserves resulting from a reduction of damages in a jury verdict. We expect total operating expenses to increase in the fourth quarter of 2003 as compared to the three months ended September 30, 2003 due to the anticipated timing of initiatives to originate and retain relationships with high credit quality customers and other expenses.

Amortization of deferred origination costs, net, increased in the three and nine months ended September 30, 2003 as compared to the same periods of 2002 due to an increase in the number and timing of new account originations, partially offset by a decrease in the average acquisition cost per account. We originated a significant volume of new accounts in the fourth quarter of 2002, and expect to have lower amortization expense in the fourth quarter of 2003 as compared to the three months ended September 30, 2003, as those costs would be fully amortized after the amortization period of one year. Effective July 1, 2002, we refined our estimate of the timing of when accounts are acquired to better match the resulting estimated period of benefit to the amortization of deferred acquisition costs. The impact of this change in estimate in the three and nine months ended September 30, 2002 was a decrease in amortization of business credit card deferred origination costs of $535 thousand. See Note 13 to the consolidated financial statements for further discussion.

Professional fees increased in the three months ended September 30, 2003 as compared to the same period of 2002 due primarily to an increase in the use of external consultants in certain initiatives to originate and retain relationships with high credit quality customers.

Equipment expense increased in the nine months ended September 30, 2003 as compared to the same period of 2002 due to an increase in technology costs, including a licensing fee.

Occupancy expense increased in both the three and nine months ended September 30, 2003 as compared to the same periods of 2002 due to additional office space that we began leasing in March 2003. Occupancy expense on the new office space was $491 thousand in the three months ended September 30, 2003 and $1.0 million in the nine months ended September 30, 2003. In addition, occupancy expense in the nine months ended September 30, 2003 included approximately $410 thousand of lease termination costs paid relating to office space formerly used in our venture capital operations.

Marketing expense increased in the three and nine months ended September 30, 2003 as compared to the same periods of 2002 due to Advanta’s sponsorship and advertising costs associated with tennis events in 2003. Marketing expense also increased due to our development of programs to originate new customers and our customer relationship management initiatives to enhance and maintain our relationships with existing high credit quality business credit card customers, including marketing programs to stimulate usage, enhance customer loyalty and retain existing accounts.

Credit expense decreased in the nine months ended September 30, 2003 as compared to the same period of 2002 due to a shift in the types of recoveries. There was an increase in the proportion of total recoveries collected through sales of pools of charged-off accounts and a decrease in the proportion collected through outsourced individual account recovery efforts. The impact of a similar shift in the types of recoveries in the three months ended September 30, 2003 was substantially offset by an increase in credit expense related to additional services from credit information service providers.

Insurance expense increased in the three and nine months ended September 30, 2003 as compared to the same periods of 2002 due to an increase in directors’ and officers’ professional liability insurance costs as a result of market rates for this type of insurance. In addition, insurance expense in the nine months ended September 30, 2002 included a $382 thousand reduction of our estimated liability related to worker’s compensation insurance.

Telephone expense decreased in the three and nine months ended September 30, 2003 as compared to the same periods of 2002 due primarily to a reduction in contract rate charged by one of our service providers that was effective February 2003.

LITIGATION CONTINGENCIES

Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to our exit from that business in the first quarter of 2001. See discussion in Note 9 to the consolidated financial statements. Management believes that the aggregate loss, if any, resulting from these actions will not have a material adverse effect on our financial position or results of our operations based on the level of litigation reserves we have established and our current expectations regarding the ultimate resolutions of these existing actions. Our litigation reserves are estimated based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates.

INCOME TAXES

Income tax expense on income from continuing operations was as follows ($ in thousands):

	2003	2002

Three months ended September 30	$4,289	$3,954
Nine months ended September 30	11,917	11,064

Our effective tax rate was 38.5% for both the three and nine months ended September 30, 2003 and 2002. See Note 9 to the consolidated financial statements for a discussion of tax matters currently before the Internal Revenue Service Regional Office of Appeals.

DISCONTINUED OPERATIONS

In the nine months ended September 30, 2003, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $2.0 million. The components of this loss include a $2.6 million pretax loss on mortgage discontinuance, a $600 thousand pretax loss on leasing discontinuance, and a tax benefit of $1.2 million. The $2.6 million pretax loss on mortgage discontinuance was the result of an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to a lengthening of the anticipated timeframe of the resolution for those contingent liabilities, including an extension of the discovery process and a delay in the scheduled trial date in the litigation with Chase Manhattan Mortgage Corporation. The $600 thousand pretax loss on leasing discontinuance was principally associated with an unfavorable sales tax assessment and represents a decrease in our estimate of operating results of the leasing segment over the remaining life of the lease portfolio. The impact of the unfavorable sales tax assessment was partially offset by favorable credit performance on the leasing portfolio.

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

MARKET RISK SENSITIVITY

We are exposed to equity price risk on the equity securities in our investments available for sale portfolio. A significant portion of our equity securities at September 30, 2003 represented venture capital investments. We typically do not attempt to reduce or eliminate the market exposure on equity investments. A 20% adverse change in equity prices would have resulted in an approximate $3.5 million decrease in the fair value of our equity investments at September 30, 2003. A 20% adverse change would have resulted in an approximate $4.1 million decrease in fair value at December 31, 2002.

We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We also measure the effect of interest rate risk on our managed net interest income, which includes net interest income on owned assets and net interest income on securitized receivables. The measurement of managed net interest income in addition to net interest income on owned assets is meaningful because our securitization income fluctuates with yields on securitized receivables and interest rates earned by note holders. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income as compared to a base case scenario. As of September 30, 2003 and December 31, 2002, we estimated that our owned net interest income and managed net interest income would change as follows over a twelve-month period:

	Sept. 30,	Dec. 31,
	2003	2002

Estimated percentage increase (decrease) in owned net interest income:
Assuming 200 basis point increase in interest rates	13%	16%
Assuming 200 basis point decrease in interest rates	(2)%	3%
Estimated percentage increase (decrease) in managed net interest income:
Assuming 200 basis point increase in interest rates	(5)%	(4)%
Assuming 200 basis point decrease in interest rates	7%	9%

Our business credit card receivables include interest rate floors that cause our managed net interest income to rise in the declining rate scenario. Our managed net interest income decreases in a rising rate scenario due to the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts. Changes in the composition of our balance sheet, the current interest rate environment and the lower average interest rate on our deposit portfolio have also impacted the results of the owned and managed net interest income sensitivity analyses at September 30, 2003 as compared to December 31, 2002.

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

LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.’s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to a variety of funding sources as described below, and had a high level of liquidity at September 30, 2003. At September 30, 2003, we had $482 million of federal funds sold, $238 million of receivables held for sale, and $207 million of investments, which could be sold to generate additional liquidity. Components of funding were as follows ($ in thousands):

	September 30, 2003		December 31, 2002

	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$2,265,293	58%	$2,172,266	60%
Deposits	918,956	23	714,028	19
Debt, other borrowings and trust preferred securities	419,308	11	415,886	12
Equity	330,338	8	321,313	9

Total	$3,933,895	100%	$3,623,493	100%

(1)	Includes both off-balance sheet business credit card receivables and off-balance sheet lease receivables related to discontinued operations, if applicable. Excludes our ownership interest in the investor principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations or assets of discontinued operations.

We have a $280 million committed commercial paper conduit facility that provides off-balance sheet funding, all of which was used at September 30, 2003. Upon the expiration of this facility in June 2004, management expects to obtain the appropriate level of replacement funding under similar terms and conditions. At December 31, 2002, $330 million of business credit card receivables were securitized through a commercial paper conduit facility.

In the nine months ended September 30, 2003, we completed three public business credit card securitizations. The revolving periods for those securitizations extend to the following dates:

	Investor Principal
	Balance at	Scheduled End of
	September 30, 2003	Revolving Period
($ in thousands)
Series 2003-A	$400,000	May 2005
Series 2003-B	300,000	September 2005
Series 2003-C	300,000	November 2004

When a business credit card securitization series is in its revolving period, principal collections on securitized receivables allocated to that series are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a series of our securitization trust starts its amortization period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables in a series during its amortization period, we need to replace that amount of funding. Our $157 million Series 2000-A business credit card securitization started its scheduled amortization period in February 2003 and the note holders were paid in full in

April 2003. Our $600 million Series 2000-B business credit card securitization started its scheduled amortization period in April 2003 and the note holders were paid in full in July 2003. The increase in on-balance sheet assets during the Series 2000-B amortization period was primarily funded through an increase in deposits. We anticipate completing a public business credit card securitization in the fourth quarter of 2003 under similar terms and conditions as the public securitizations completed in the nine months ended September 30, 2003. Based on the planned level of securitizations and the maturities of existing deposits, we expect on-balance sheet assets and deposits to be lower at December 31, 2003 than September 30, 2003.

We continue to offer unsecured debt securities of Advanta Corp., in the form of RediReserve Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer frequently, depending on market conditions and our funding needs. The rates also vary depending on the size of each investment. At September 30, 2003, $319 million of RediReserve Certificates and Investment Notes were outstanding with interest rates ranging from 1.24% to 11.56%. In 2002, we began to lengthen the maturities of our unsecured debt securities to enhance our liquidity management and to take advantage of the lower interest rate environment. Debt maturing in one year or less totaled $174 million at September 30, 2003, as compared to $207 million at December 31, 2002 and $219 million at September 30, 2002.

The Board of Directors of Advanta Corp. has authorized management to purchase up to 3.0 million shares of Advanta Corp. common stock. As of December 31, 2002, we had repurchased 2,248,059 shares of our Class B Common Stock. In the nine months ended September 30, 2003, we repurchased 354,132 shares of our Class A Common Stock and 315,250 shares of our Class B Common Stock. We plan to complete our purchases under this authorization in the fourth quarter of 2003.

Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and funds our business credit cards and is the servicer of our discontinued leasing business. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources. An insurance subsidiary paid $20 million to Advanta Corp. on September 30, 2003, representing an extraordinary dividend and return of capital that was approved in advance by the applicable state regulator.

At September 30, 2003, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 22.90% as compared to 18.46% at December 31, 2002. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action. See Note 10 to the consolidated financial statements for a discussion of the removal, effective October 2003, of Advanta Bank Corp.’s revised understanding with its regulators.

In September 2003, the bank regulatory agencies issued a joint notice of proposed rulemaking that would assess a risk-based capital charge against the risks associated with early amortization, a common feature in securitizations of revolving credit card facilities. Such a capital charge would be assessed against only the off-balance sheet investors’ interest and only in the event that the excess spread in the transaction has declined to a predetermined level. The proposed capital requirement would assess increasing amounts of risk-based capital as the level of excess spread approaches the early amortization trigger. Therefore, as the probability of an early amortization event increases, the capital charge against the off-balance sheet portion of the securitization also would increase. Advanta Bank Corp.’s business credit card securitization trust includes early amortization provisions. However, based on our current levels of excess spread, the issuance of a final rule and adoption of the related guidance is not expected to have a material impact on the regulatory capital requirements of Advanta Bank Corp. Comments on the proposed rulemaking were due in late October 2003.

In February 2003, we entered into an operating lease agreement for additional office space to be used for certain business card operations and general business purposes. The minimum lease payments on the lease are $243 thousand for the fourth quarter of 2003, $1.4 million in the year 2004, $1.7 million in the year 2005, $1.8 million in each of the years 2006 through 2008, $1.9 million in the year 2009 and $1.7 million in the year 2010.

In May 2003, we sold two buildings formerly used in our mortgage business that were classified as assets from discontinued operations on the consolidated balance sheet. The proceeds of approximately $27 million from the sale of the buildings increased our liquidity position. In addition, we sold two lots of real estate for $4.6 million.

In the nine months ended September 30, 2003, we exercised clean-up call options on our remaining leasing securitization transactions with $94 million of securitized leases outstanding, resulting in net cash outflow of $28 million and a corresponding increase in assets of discontinued operations on the call dates. As a result of exercising these clean-up call options, we have no outstanding securitized leases and no retained interests in leasing securitizations at September 30, 2003.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements may be identified by the use of forward-looking phrases such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “projected,” “intends to” or other similar words or phrases. The most significant among these risks and uncertainties are:

(1)	our managed net interest income including changes resulting from fluctuations in the volume of receivables and the range and timing of pricing offers to cardholders;

(2)	competitive pressures;

(3)	political, social and/or general economic conditions that affect the level of new account originations, customer spending, delinquencies and charge-offs;

(4)	factors affecting fluctuations in the number of accounts or receivable balances including the retention of cardholders after promotional pricing periods have expired;

(5)	interest rate fluctuations;

(6)	the level of expenses;

(7)	the timing of the securitizations of our receivables;

(8)	factors affecting the value of investments that we hold;

(9)	the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, examinations, and Advanta National Bank’s agreements with its regulators;

(10)	effect of, and changes in, tax laws, rates, regulations and policies;

(11)	relationships with customers, significant vendors and business partners;

(12)	difficulties or delays in the development, production, testing and marketing of products or services;

(13)	the amount and cost of financing available to us;

(14)	the ratings on our debt and the debt of our subsidiaries;

(15)	revisions to estimates associated with the discontinuance of our mortgage and leasing businesses;

(16)	the impact of litigation;

(17)	the proper design and operation of our disclosure controls and procedures; and

(18)	the ability to attract and retain key personnel.

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

An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The legal proceedings and claims described under the heading captioned “Commitments and Contingencies” in Note 9 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits – The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document

10.1	Letter Agreement, dated as of October 14, 2003, between Advanta Corp. and Jeffrey D. Beck*

12	Consolidated Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

(b) (1)	A Current Report on Form 8-K, dated July 24, 2003, was filed by Advanta setting forth the financial highlights of Advanta’s results of operations for the three months ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanta Corp. (Registrant)

By /s/ Philip M. Browne

Senior Vice President and
Chief Financial Officer
November 12, 2003

By /s/ David B. Weinstock

Vice President and
Chief Accounting Officer
November 12, 2003

EXHIBIT INDEX

Manner of
Exhibit	Description	Filing

10.1	Letter Agreement, dated as of October 14, 2003, between Advanta Corp. and Jeffrey D. Beck**	*

12	Consolidated Computation of Ratio of Earnings to Fixed Charges	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed electronically herewith.

** Management contract or compensatory plan or arrangement.