Form 10-K
period 2003-12-31
ADVANTA CORP
filed 2004-03-11
CIK 96638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-14120

Advanta Corp.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1462070 (I.R.S. Employer Identification No.)
Welsh & McKean Roads, P. O. Box 844, Spring House, Pennsylvania 19477 (Address of principal executive offices)	19477 (Zip Code)

Registrant’s telephone number, including area code: (215) 657-4000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.01 par value

Class B Common Stock, $.01 par value
Class A Right
Class B Right
(Title of each class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

     $226,712,906 as of June 30, 2003 which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the registrant (however, this does not constitute a representation or acknowledgment that any of such individuals is an affiliate of the registrant).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

     As of March 1, 2004 there were 9,606,885 shares of the registrant’s Class A Common Stock, $.01 par value, outstanding and 17,645,154 shares of the registrant’s Class B Common Stock, $.01 par value, outstanding.

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

Document	Form 10-K Reference

Definitive Proxy Statement relating to the registrant’s 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days following the end of the Registrant’s last fiscal year	Part III, Items 10-14

PART I.

Item 1.     Business

In this Form 10-K, “Advanta”, “we”, “us” and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

Advanta is a highly focused financial services company serving the small business market. We leverage direct marketing and information based expertise to identify potential customers and new target markets and to provide a high level of service tailored to the unique needs of small businesses. We have been providing innovative financial products and solutions since 1951. Our primary business, Advanta Business Cards, is one of the nation’s largest issuers of business credit cards to small businesses. In addition to Advanta Business Cards, we have venture capital investments. We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. We primarily fund and operate our business credit card business through Advanta Bank Corp. We also own two insurance companies, Advanta Life Insurance Company and Advanta Insurance Company, through which we offer specialty credit-related insurance and related products to our existing customers.

      At December 31, 2003, we had approximately $518 million of owned business credit card receivables and $2.5 billion of securitized business credit card receivables.

      Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we exited our mortgage business and ceased originating new leases in our small ticket equipment leasing business. We are, however, continuing to service the existing leases in our small ticket equipment leasing portfolio.

      Pursuant to the terms of the purchase and sale agreement, dated January 8, 2001, as amended, by and between Advanta and Chase Manhattan Mortgage Corporation, a New Jersey corporation (“Chase” or “Buyer”), Advanta and certain of its subsidiaries transferred and assigned to Buyer and certain of its affiliates substantially all of the assets and operating liabilities associated with Advanta’s mortgage business. This transaction is referred to throughout this Form 10-K as the “Mortgage Transaction.” The Mortgage Transaction was consummated on March 1, 2001, effective as of February 28, 2001 (the “Closing Date”).

      The assets acquired by Buyer in the Mortgage Transaction consisted of loan receivables, retained interests in securitizations and other receivables, contractual mortgage servicing rights and other contractual rights, property and equipment, and prepaid assets. The liabilities assumed by Buyer in the Mortgage Transaction consist primarily of certain of our contractual obligations and other liabilities that appeared on our balance sheet, as well as specified contingent liabilities arising out of the operation of the mortgage business before closing that are identified in the purchase and sale agreement.

      Following the Mortgage Transaction, we no longer operate a mortgage business. However, we have retained contingent liabilities, primarily relating to litigation, arising out of our operation of the mortgage business before the Closing Date that were not specifically assumed by Buyer in the Mortgage Transaction.

      Prior to February 20, 1998, we also issued consumer credit cards. Under the terms of a contribution agreement, dated October 27, 1997 and amended on February 20, 1998, we and Fleet Financial Group, Inc. (“Fleet”) each contributed substantially all of the assets of our respective consumer credit card businesses, subject to liabilities, to a newly formed entity controlled by Fleet that is now known as Fleet Credit Card Services, L.P. (the “Fleet Partnership”). We acquired a 4.99% minority interest in the newly formed entity as of the date of closing of the transaction. Our minority interest in the Fleet Partnership was approximately 1.3% as of December 31, 2003. This transaction is referred to in this Form 10-K as the “Consumer Credit Card Transaction.”

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

CONTINUING OPERATIONS

Advanta Business Cards

     Overview

Our primary business, Advanta Business Cards, is one of the nation’s largest issuers of business credit cards to small businesses. The “Advanta Business Card” is issued and funded by Advanta Bank Corp. Advanta Business Cards offers business purpose credit cards, primarily to small businesses. Our strategy in Advanta Business Cards is to maximize long-term growth by attracting and retaining more high credit quality customers and deepening our customer relationships.

      Our principal objective is to use our information based strategy to continue to prudently grow our business. Based on our experience and expertise in analyzing the credit behavior and characteristics of our customers, we have developed an extensive database of customer information and attributes. We use this information in conjunction with proprietary credit scoring, targeting and other sophisticated analytical models we have developed to market our products to prospective customers and to manage our relationships with our existing customers. We continually validate our customer segments and models based on actual results, and use this information to refine and improve our analytical assumptions. The information we gather and analyze allows us to market directly to specific customer segments and target prospects effectively. We also use this information proactively to anticipate customer needs and customize our products to meet those needs and to enhance and maintain our relationships with existing customers.

      Through our focus on the small business market, we have identified numerous market segments distinguishable by characteristics such as size of business and industry. We will continue to use a targeted approach to these market segments, aiming to anticipate the distinct needs of various business owners, executives and small businesses, and to offer them products and services geared to their needs. We also plan to strengthen and deepen our relationships with our existing customers by providing value based on factors other than pricing in order to build lasting, profitable relationships.

      We are licensed to issue both MasterCard®* and VISA®** business credit cards, although our primary product is a MasterCard® business credit card. MasterCard® and Visa® both license banks and other financial institutions, such as Advanta Bank Corp., to issue credit cards using their respective service marks and interchange networks. Our business purpose credit cards provide approved customers with access, through merchants, banks, checks and ATMs, to an unsecured revolving business credit line. Under the terms of our cardholder agreements, our business cards may be used for business purposes only.

      We offer a number of benefits that we believe are important to small business owners including:

•	competitively priced offerings and rewards products;

•	additional cards for employees at no fee with the ability to set individual spending limits;

•	on-line, downloadable detailed expense management reports that categorize purchases, itemize charges for recordkeeping and tax purposes;

•	customized cards with the cardholder’s business name displayed on the front of the card and customized business checks; and

•	free on-line account management.

*	MasterCard® is a federally registered service mark of MasterCard International, Inc.

**	Visa® is a registered service mark of Visa International, Inc.

      Additional benefits of our Mastercard® and Visa® business credit cards include free auto rental insurance, free purchase protection service for a specified time period and several free emergency assistance and referral services.

      We offer rewards programs on certain of our business credit cards. Under our rewards programs, cardholders may receive cash rebates, bonus miles that can be redeemed for air travel and/or other rewards, based on net purchases charged on their business credit card accounts. We expect to continue to expand our business credit card benefits and our product offerings. We are continually looking for innovative ways to tailor products to the unique needs of small businesses.

      As a participant in the MasterCard® and Visa® associations, Advanta Bank Corp. receives interchange fees as partial compensation for taking credit risk, absorbing fraud losses and funding credit card receivables for a limited period prior to account billing. The interchange fees are paid to us by merchant banks, based on the purchase activity of our cardholders. In addition to interchange income, we generate interest and other income through finance charges assessed on outstanding balances, and balance transfer, cash advance and other fees. We also generate income through specialty credit-related insurance products and services that we offer to our business credit card customers through our insurance subsidiaries.

      In 2003, substantially all of Advanta’s total revenues from continuing operations were derived from Advanta Business Cards. See Note 16 to the consolidated financial statements for additional segment financial information about Advanta Business Cards.

Originations

We originate, directly and through the use of third parties, substantially all of our business credit card accounts using direct marketing techniques. Our sources for potential customers include credit reporting agencies, lists from data compilers and customer lists from establishments with a small business customer base. We also acquire customers through our strategic relationships with companies and associations focused on business owners, executives and small businesses. In an effort to expand our customer reach, we are testing new sources for identifying potential customers. We target prospects for our business purpose credit card products using relevant information from the sources described above, historical solicitation data and our proprietary segmentation methods. Our targeting models are continually updated to reflect changes in the competitive environment. We originated approximately 170 thousand new business credit card accounts during the year ended December 31, 2003.

Underwriting

We have developed sophisticated models for assessing the creditworthiness of applicants. Using a proprietary credit scoring system, we evaluate common applicant characteristics and their perceived correlation to credit risk. We regularly update our scoring models to maintain and enhance their predictability.

      On the application for our business credit card product we request information about the individual signing the application (the “signing individual”) and the business. Under the cardholder agreement for our core business credit card product, the signing individual (typically an owner or authorized officer of the business) and the business are jointly and severally liable for all transactions on the account. Therefore, on these accounts we may consider credit-related and other relevant data about both the signing individual and the business in our assessment of the creditworthiness of potential cardholders. Through the application process, we verify the applicant’s identification information and collect available information about the applicant’s business. This information, coupled with credit reports received from external credit reporting agencies, forms the basis for our decision to extend credit. The credit line size we offer will vary at the time of origination and is ultimately determined based upon the information we receive regarding the credit history and creditworthiness of the business and signing individual.

Pricing

We have a broad array of competitively-priced offerings and products designed to appeal to our target customers and to respond to the competitive environment. We continually test different pricing and reward strategies. Our pricing and reward strategies include a combination of promotional pricing and cashback or other rewards and/or rebates, including travel rewards, based on spending levels and/or the type of transaction.

      All of our credit card accounts are assigned annual interest rates which are generally variable rates that adjust from time to time according to an index such as the Prime Rate or LIBOR. With notice, we may reprice accounts at our discretion and in accordance with the terms of the applicable cardholder agreement. An account may have promotional pricing, including an introductory period during which a low or zero percent rate is charged for specified types of account transactions. In these instances, the introductory rate on applicable transactions generally is converted to a higher rate at the end of the introductory period.

      We continually monitor the credit quality of our accounts and adjust the pricing and/or credit line size on an account based on a variety of factors, including changes in a cardholder’s credit standing and other factors indicating a risk of future nonpayment. To discourage delinquent payments, we assess late fees and use “penalty pricing” which automatically increases the interest rate assessed on any account that becomes in default in accordance with the terms of the applicable cardholder agreement. The amount by which the interest rate is automatically increased may vary.

Servicing and Collections

We use internal and external resources to support our servicing and collections functions. Certain processing and administrative functions associated with the servicing of our business credit card accounts are outsourced to First Data Resources, Inc. Services performed by First Data Resources, Inc. include: authorizing transactions through the MasterCard® and Visa® systems, based upon our criteria for approval; performing billing and settlement processes; generating monthly billing statements; and issuing credit card plastics and new account agreements.

Customer Service and Support

We maintain several channels of communication and support for our customers, including a toll-free phone number, on-line account management, postal and facsimile services. We maintain multi-site contact centers, currently located in Horsham, Pennsylvania and Draper, Utah. Our contact centers utilize a unified platform and are managed so that functions can be performed seamlessly regardless of geographic location. Customer contacts are distributed across these sites based on service level objectives. In addition, we leverage numerous technology solutions to increase efficiencies, reduce costs and improve customer satisfaction. We use metrics such as average speed of answer and abandon rate to measure our performance and success.

      Our customer service function works closely with other functions across the Advanta Business Cards organization to achieve seamless service and problem resolution. We are focused on supporting and maintaining our relationships with our existing customers through programs designed to stimulate card usage, enhance customer loyalty and retain existing accounts. Our objective is to maximize every contact opportunity to provide “best in class” service to our customers.

Delinquencies and Collections

Delinquencies and charge-offs are monitored by management of our collections and credit departments, and information is reported daily to senior management. We use a variety of techniques to discourage delinquent payments, including assessment of late fees and use of “penalty pricing,” as described above. Our credit evaluation, servicing and charge-off policies and collection practices may change from time to time in accordance with our business judgment and applicable laws and regulations.

      We use a variety of collections strategies to pursue late payments. Our strategies are developed using proprietary models that analyze an array of variables, including payment history, Fair, Isaac and Company (“FICO”) credit score, and other credit indicators, to predict the type and timing of collections activity to be implemented for each account in order to optimize our collection efforts. Collection activities include statement messages, formal collection letters and telephone calls. Efforts to collect delinquent and charged-off accounts are made by our collections staff, supplemented in certain cases by external resources such as collection agencies and attorneys. Accounts that we decide not to pursue through a collection agency or litigation may be sold.

      We maintain multi-site collection centers, currently located in Horsham, Pennsylvania, Draper, Utah and Gibbsboro, New Jersey.

Venture Capital Investments

We make venture capital investments through certain of our affiliates. Our investments have generally focused on early stage investment opportunities and growth capital financings and restructurings in the financial services and consumer and data information management services industries. In recent years, we have limited our new investment activity and we presently do not expect to make significant additional investments. We actively monitor the performance of our venture capital investments, and employees and officers of our investment affiliates participate on the boards of directors of certain investees. See Note 16 to the consolidated financial statements for additional segment financial information about our venture capital investments.

Advanta Insurance

Our life/health and property/casualty insurance subsidiaries, Advanta Life Insurance Company and Advanta Insurance Company, respectively, provide insurance and related products mostly to existing Advanta customers. Together with unaffiliated insurance carriers, we offer specialty credit-related insurance products and services to our existing business credit card and leasing customers. Advanta Insurance uses direct mail marketing and telemarketing to enroll customers in these programs. The focus of these products is on the signing individual’s ability to repay his/her debt. These products include coverage for loss of life, disability, involuntary unemployment, and lost or damaged equipment. Our insurance subsidiaries generally reinsure all or a portion of the risks associated with these products or services. Under reinsurance agreements, our insurance subsidiaries assume a proportional quota share of the risk from the unaffiliated insurance carriers. In consideration for assuming these risks, our insurance subsidiaries receive reinsurance premiums equal to the proportional percentage of the net premiums collected by the insurance carriers, less a ceding fee as defined by the reinsurance treaties, and proportional acquisition expenses, premium taxes and loss payments made by the carriers on these risks.

Depository Institutions

We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. Advanta Bank Corp. is an industrial loan corporation organized under the laws of the State of Utah with its principal executive offices located in Draper, Utah. Advanta Bank Corp.’s principal activity consists of the issuance of the “Advanta Business Card” credit card to small businesses. Prior to first quarter 2001, Advanta Bank Corp. also was involved in our small ticket equipment leasing business and our mortgage business. We no longer operate a mortgage business or originate new equipment leases. However, Advanta Bank Corp. continues to be involved as the servicer of our small ticket equipment leasing business. See “— DISCONTINUED OPERATIONS.”

      Advanta National Bank is a national banking association organized under the laws of the United States of America with its headquarters and sole branch currently located in Wilmington, Delaware. Prior to the closing of the Mortgage Transaction, we conducted a large portion of our mortgage business through Advanta National Bank.

Deposit, Savings And Investment Products

We offer a variety of deposit products such as retail and large denomination certificates of deposit that are insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2003, we had total deposits of approximately $672 million at our banks, compared to approximately $714 million as of December 31, 2002. Substantially all of the deposits at December 31, 2003 and 2002 were at Advanta Bank

Corp. Advanta Bank Corp. generates retail deposits from repeat deposits from existing customers and from new depositors attracted by direct mail solicitations, newspaper and other media advertising, and the internet.

      Since 1951, Advanta Corp. and its predecessor, Teachers Service Organization, Inc., have offered unsecured debt securities of the corporation, in the form of RediReserve Certificates and Investment Notes, to retail investors through our retail note programs. Advanta Corp. has sold these debt securities, also referred to in this Form 10-K as “retail notes,” predominantly on a direct basis in select states. The RediReserve Variable Rate Certificates are payable on demand and the maturities on the Investment Notes range from 90 days to ten years. The RediReserve Certificates and Investment Notes are obligations of Advanta Corp. and are not insured or guaranteed by any public or private entity. We change the interest rates that we offer frequently, depending on market conditions and our funding needs. Other terms of the debt securities, including the rates, may also vary depending on the size of the investment or other factors. At December 31, 2003, $315 million of RediReserve Certificates and Investment Notes were outstanding with interest rates ranging from 0.75% to 11.56%.

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

      At December 31, 2003, we had owned lease receivables of $71 million. During 2003, we exercised clean-up call options on our remaining leasing securitization transactions. As a result of exercising these clean-up call options we had an increase in owned lease receivables and no securitized lease receivables as of December 31, 2003. At December 31, 2002, we had owned lease receivables of $44 million and securitized lease receivables of $152 million. Based on the terms of the remaining leases, we expect assets of discontinued operations to be less than $10 million by June 2005 and the wind down of the lease portfolio to be complete by January 2007. See Note 20 to the consolidated financial statements for additional financial information about Advanta Leasing Services.

Originations

Prior to our decision to cease new leasing originations, Advanta Leasing Services originated leases through marketing programs, vendors, brokers and bulk or portfolio purchases.

Servicing and Collections

We continue to service the existing portfolio of equipment leases. As part of our servicing we perform collection activities with respect to delinquent contracts. Each lease contract has a provision for assessing late charges in the event that a customer fails to make a payment on the contract on the related due date. We typically initiate telephone contact when an account is between one and 16 days past due, depending on certain established criteria. Telephone contact is continued throughout the delinquency period. If the account continues to be delinquent, Advanta Leasing Services may exercise any remedies available to it under the terms of the contract, including termination, repossession of the equipment and acceleration of the payments due. We evaluate each contract on the merits of the individual situation taking into consideration the equipment value and the current financial strength of the customer.

      If collection activities are unsuccessful, we typically charge off the account at 120 days past due. An account may be charged off prior to 120 days if we determine that no further payments will be made. In cases where the customer files for bankruptcy, Advanta Leasing Services’ Legal Recovery Department follows up with the debtor to determine whether the debtor intends to assume or reject the contract. In many cases, although the customer has filed for bankruptcy protection from its creditors, it continues to make regular payments on its contract. At the time a non-bankruptcy account is charged off, the account is referred to our in-house litigation department to determine whether we will pursue the customer or any personal guarantor on the contract through litigation. If we determine not to pursue an account through litigation it may be referred to a third party collection agency to enforce the original terms of the contract, or it may be sold.

Advanta Mortgage

Effective February 28, 2001, we completed the Mortgage Transaction and no longer operated a mortgage business. In accordance with the terms of the purchase and sale agreement, Buyer acquired substantially all of the assets and operating liabilities associated with our mortgage business for a purchase price, net of operating liabilities assumed by Buyer, exceeding $1 billion. Following the Mortgage Transaction, we retained contingent liabilities, primarily relating to litigation arising out of the operation of the mortgage business through the Closing Date, that were not specifically assumed by Buyer. See “Item 3 — Legal Proceedings,” and Note 11 to the consolidated financial statements for a discussion of litigation relating to the Mortgage Transaction.

      Prior to the closing of the Mortgage Transaction, Advanta Mortgage, a business unit of Advanta, offered a broad range of mortgage products and services to consumers throughout the country. Advanta Mortgage originated and serviced non-conforming credit first and second lien mortgage loans, including home equity lines of credit. In addition to servicing and managing the loans we originated, Advanta Mortgage serviced the home equity loans of unaffiliated third parties through our subservicing business. Subserviced loans were not included in our portfolio of managed receivables and we did not bear the risk of credit loss on our subserviced portfolio. Prior to the closing of the Mortgage Transaction, at December 31, 2000, Advanta Mortgage’s portfolio of subserviced loans totaled approximately $7.9 billion and our total serviced portfolio, including the “subserviced” portfolio, was $15.8 billion. See Note 20 to the consolidated financial statements for additional financial information about Advanta Mortgage.

GOVERNMENT REGULATION

The following discussion sets forth some of the elements of an extensive regulatory framework applicable to banks, their affiliates and the banking and finance industries, and provides some specific information that is relevant to Advanta Corp. and its subsidiaries. This regulatory framework is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory provisions and regulatory provisions and agreements, it is qualified in its entirety by reference to the particular statutory provisions and regulatory provisions and agreements.

Advanta Corp.

Advanta Corp. is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We own Advanta National Bank, which is a “bank” as defined under the BHCA, as amended by the Competitive Equality Banking Act of 1987 (“CEBA”). However, under grandfathering provisions of CEBA, we are not required to register as a bank holding company because Advanta National Bank did not come within the BHCA definition of the term “bank” prior to the enactment of CEBA. Under CEBA, our other banking subsidiary, Advanta Bank Corp., is not considered a “bank” for purposes of the BHCA. Accordingly, our ownership of Advanta Bank Corp. does not impact our exempt status under the BHCA. Because we are not a bank holding company under the BHCA, we are not subject to examination by the Federal Reserve Board, other than for purposes of assuring continued compliance with the CEBA restrictions discussed below.

      Advanta Corp. is not required to register as a bank holding company so long as we continue to comply with certain restrictions under CEBA. For example, Advanta National Bank may take demand deposits but may not make commercial loans. In addition, Advanta Corp. would lose its exemption under CEBA if Advanta National Bank were to make commercial loans or Advanta Corp. were to acquire control of more than 5% of the stock or assets of an additional “bank” or “savings association,” as these terms are defined in the BHCA. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) was adopted on November 12, 1999 and became effective on May 12, 2000. Prior to the enactment of the GLB Act, if Advanta Corp. or Advanta National Bank had ceased complying with the restrictions set forth in CEBA, registration as a bank holding company under the BHCA would have been required. Under the GLB Act, should Advanta Corp. or Advanta National Bank fail to comply with any of the restrictions applicable to them under CEBA, there is a 180-day right to cure period following receipt of a notice from the Federal Reserve Board. The opportunity to cure or remediate an activity that is out of compliance significantly reduces the risk that Advanta Corp. will be required to register as a bank holding company under the BHCA. Registration as a bank holding company is not automatic and, if we were to register, it would subject us and our subsidiaries to inspection and regulation by the Federal Reserve Board.

Advanta Bank Corp.

Supervision and Regulation

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

Capital Requirements

Advanta Bank Corp. is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital,” comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” may consist of other preferred stock, certain hybrid debt/equity instruments, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total average assets. Recognizing that the risk-based capital standards address only credit risk, and not interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards.

Prompt Corrective Action

Pursuant to provisions of the FDIC Improvement Act of 1991 (the “FDICIA”) and related regulations with respect to prompt corrective action, FDIC-insured institutions such as Advanta Bank Corp. may only accept brokered deposits without FDIC permission if they meet specified capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are “well-capitalized.” To be “well-capitalized” under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, Tier I capital to risk-weighted assets of not less than 6%, and a Tier I to average assets of not less than 5%. In each case, at December 31, 2003, Advanta Bank

Corp. met the capital requirements of the FDICIA and had capital at levels a bank is required to maintain to be classified as “well capitalized” under the regulatory framework for prompt corrective action. See Note 14 to the consolidated financial statements.

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

Advanta National Bank

Supervision and Regulation

Advanta National Bank is subject to regulation and periodic examination, primarily by the Office of the Comptroller of the Currency (the “OCC”). The OCC’s regulations relate to the maintenance of reserves for certain types of deposits and other products offered by a bank, the maintenance of certain financial ratios, the terms on which a bank may engage in transactions with its affiliates and a broad range of other banking practices. As a national bank, Advanta National Bank is also subject to provisions of federal law which restrict its ability to extend credit to its affiliates or pay dividends to Advanta Corp.

Capital Requirements

Advanta National Bank is subject to the FFIEC capital adequacy guidelines described above. See “— Advanta Bank Corp. — Capital Requirements.”

Prompt Corrective Action

Advanta National Bank is subject to the FDICIA provisions and related regulations with respect to prompt corrective action and the taking of brokered deposits, as described above. See “— Advanta Bank Corp. — Prompt Corrective Action.” Presently, Advanta National Bank is required to maintain capital in excess of the minimum regulatory standards. At December 31, 2003, Advanta National Bank had capital at levels a bank is required to maintain to be classified as “well-capitalized” under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of “well-capitalized” because of the existence of its agreement with the OCC, even though it has achieved the higher imposed capital ratios required by the agreement with the OCC. See Note 14 to the consolidated financial statements and “— Regulatory Agreements.”

Regulatory Agreements

In 2000, Advanta National Bank also reached agreements with its bank regulatory agency, primarily relating to the bank’s subprime lending operations. The agreements established temporary asset growth limits at Advanta National Bank, imposed restrictions on taking brokered deposits and required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards. In 2001, Advanta National Bank entered into an additional agreement with its regulatory agency regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction, and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to 12.7% for Tier 1 and Total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement prohibits the payment of dividends by Advanta National Bank without prior regulatory approval. Management believes that Advanta National Bank was in compliance with its regulatory agreements at December 31, 2003.

Lending Activities

Although our current lending activities are principally directed to business purpose credit for small businesses, certain aspects of various federal and state laws, including the Equal Credit Opportunity Act, the Community Reinvestment Act, the Truth-in-Lending Act, the Fair Credit Reporting Act (the “FCRA”) as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) and the Servicemembers Civil Relief Act, may apply to our lending activities. To the extent applicable, provisions of these statutes and related regulations require that certain disclosures be made to borrowers, prohibit discriminatory practices in extending credit, prohibit sending unsolicited credit cards, require our FDIC-insured banking institutions to serve the banking needs of their local communities, provide certain credit protections for activated military borrowers and regulate the dissemination and use of information relating to a borrower’s creditworthiness.

      Additionally, the GLB Act contains privacy requirements dealing with the use of nonpublic information about consumer customers. Retail deposit customers of Advanta National Bank and Advanta Bank Corp. as well as investors who purchase Advanta Corp.’s retail notes are subject to the GLB Act and its accompanying regulations. The GLB Act is not preemptive and states may impose different and possibly more burdensome requirements.

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

      Under Advanta National Bank’s current agreement with the OCC, Advanta National Bank is not eligible to pay any dividends without the OCC’s prior approval. See “— Regulatory Agreements.”

Transfers of Funds

Sections 23A and 23B of the Federal Reserve Act, as implemented by Regulation W, also impose restrictions on Advanta National Bank and Advanta Bank Corp. These restrictions limit the transfer of funds by the depository institution to certain of its affiliates, including Advanta Corp., in the form of loans, extensions of credit, investments or purchases of assets. These transfers by any one depository institution to us or any other single affiliate are limited in amount to 10% of the depository institution’s capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the depository institution’s capital and surplus. These loans and extensions of credit are also subject to various collateral requirements. Sections 23A and 23B of the Federal Reserve Act also require generally that the depository institution’s transactions with its affiliates be on terms no less favorable to the bank than comparable transactions with unrelated third parties. In addition, in order for us to maintain our grandfathered exemption under CEBA, Advanta National Bank is not permitted to make any loans to Advanta Corp. or any of Advanta Corp.’s subsidiaries.

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

      The maximum dividend that Advanta Insurance Company can distribute to Advanta Corp., in any twelve-month period, without prior approval of the State of Arizona Department of Insurance, is the lesser of: 10% of the subsidiary’s statutory surplus; or for any given twelve-month period, the subsidiary’s net investment income. The maximum dividend that Advanta Life Insurance Company can distribute to Advanta Insurance Company, in any twelve-month period, without prior approval of the State of Arizona Department of Insurance, is the lesser of: 10% of the subsidiary’s statutory surplus; or for any given twelve-month period, the subsidiary’s net income.

      The State of Arizona has adopted minimum risk-based capital standards as developed by the National Association of Insurance Commissioners. Risk-based capital is the quantification of an insurer’s investment, underwriting, reserve and business risks in relation to its total adjusted capital and surplus. The ratio of an insurer’s total adjusted capital and surplus is compared to various levels of risk-based capital to determine what intervention, if any, is required by either the insurance company or an insurance department. At December 31, 2003, our insurance subsidiaries met all risk-based capital standards and required no intervention by any party.

      Our insurance subsidiaries reinsure risks using underwriting insurance practices and rates which are regulated in part or fully by state insurance departments. State insurance departments continually review and modify these rates based on prior historical experience. Any modifications may impact the future profitability of our insurance subsidiaries.

Legislative and Regulatory Developments

The banking and finance businesses in general are the subject of extensive regulation at the state and federal levels, and numerous legislative and regulatory proposals are advanced each year which, if adopted, could affect our profitability or the manner in which we conduct our activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the federal or state proposals will become law.

      Congress is considering legislation that would enhance the authority for banks to pay interest on business checking accounts and to fully implement interstate banking. With respect to both of these legislative proposals, there are initiatives under consideration that would limit their applicability so that they would not be applicable to state-chartered industrial loan corporations, such as Advanta Bank Corp. If the proposals are so limited, unless there is an exemption for existing industrial loan corporations, Advanta Bank Corp. may lose future flexibility in branch locations or offering new products. Congress is also considering limiting the ability of commercial firms that are ineligible to own banks under the BHCA from chartering industrial loan corporations. Enactment of this limitation might also restrict Advanta Bank Corp.’s flexibility in the future.

      Congress enacted the FACT Act which extensively amends the FCRA governing the use of consumer credit reports. Significantly, the FACT Act extends the preemption of state law with respect to certain matters such as the permissible purposes for use of credit report information and liability for furnishing credit information to the credit bureaus. The FCRA affects all lenders that furnish information for posting to consumer reports, compile and maintain consumer report information, or use consumer reports. Among other things, the FACT Act provides: new identity theft protections for consumers; a requirement that one free consumer report be made available, annually and upon request, to consumers; new restrictions on the sharing of personal information for marketing purposes among affiliated companies; and changes to the notice requirements for users of consumer reports. Many of the implementing administrative agency rulemaking proceedings relating to the FACT Act will continue throughout 2004. Because our current lending activities are principally directed to business purpose credit for small businesses, which may be extended based on information sources other than consumer credit reports, the FACT Act may have less of an impact on our business activities.

      In addition, Congress is continuing to consider legislation to reform the Bankruptcy Code. The bankruptcy reform bills would require that debtors pass a means test to determine eligibility for bankruptcy relief while adding new consumer protections, such as new minimum payment and introductory rate disclosures for some credit card products and exemptions for retirement savings in bankruptcy. While directed at consumer bankruptcies, if adopted the bankruptcy reform initiatives could also impact individuals operating small businesses who file for bankruptcy liquidation under Chapter 7 of the Bankruptcy Code.

      Our current marketing is based on direct marketing to business owners, executives and small businesses. We use primarily direct mail, but also, to a lesser extent, telemarketing solicitations and the internet. There are new federal laws and rules that govern the use of unsolicited commercial e-mail and strengthen “do not call list” laws that restrict certain telemarketing activities. In late 2003, Congress enacted the Controlling the Assault of Non-Solicited Pornography and Marketing Act (the “CAN-SPAM Act”) which requires unsolicited commercial email messages to be labeled as such and to include opt-out instructions and the sender’s physical address. It prohibits the use of deceptive subject lines and false headers in such messages. The Federal Trade Commission (the “FTC”) is authorized, but not required, to establish a “do not email” registry. Under the CAN-SPAM Act, state laws that require labels on unsolicited commercial e-mail or prohibit such messages are pre-empted, although state restrictions against false and deceptive emails remain in place. Additionally, on October 1, 2003, the FTC began enforcing its amended Telemarketing Sales Rule which provides a national “do not call” list by which consumers may register their home telephone numbers to prevent most interstate telemarketing calls. The new rule exempts business to business telemarketing and, therefore, we do not expect that the CAN-SPAM Act or the new FTC rule will have a significant impact on our business activities or results.

      Additionally, federal and state legislatures as well as government regulatory agencies are considering legislative and regulatory initiatives related to enhanced credit scoring disclosure, penalty pricing, minimum monthly payments and other aspects of credit card lending and marketing. While these are generally directed at consumer transactions, it is possible that if any were to become effective they could impact small business lending.

COMPETITION

As a marketer of credit products, we face intense competition from numerous financial services providers. Within the highly competitive bank credit card industry there is increased competitive use of advertising, target marketing and pricing competition with respect to both interest rates and cardholder fees as both traditional and new credit card issuers seek to expand or to enter the market. Many of our competitors are substantially larger and have more capital and other resources than we do. Competition among lenders can take many forms, including convenience in obtaining a loan, the size of their existing customer base and the ability to cross sell products to that customer base, intellectual property rights, customer service, size of loans, interest rates and other types of finance or service charges, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender. We have responded to the increased competition in the bank credit card industry primarily by focusing on business purpose credit for business owners, executives and small businesses and offering cards with promotional pricing, including low or zero introductory rates, and rewards products tailored to the needs of our small business customers. We also have responded by developing our marketing strategies for our business credit cards to attract and retain more high credit quality customers. Although we believe we are generally competitive in most of the geographic areas in which we offer our products and services, there can be no assurance that our ability to market our products and services successfully or to obtain an adequate yield on our loans will not be impacted by the nature of the competition that now exists or may develop.

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

EMPLOYEES

As of December 31, 2003, we had 882 employees. We believe that we have good relationships with our employees. None of our employees is represented by a collective bargaining unit.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

This Report contains statements (including without limitation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Report under Item 7), that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements, including statements and information relating to: anticipated earnings per share; anticipated returns on equity or assets; anticipated growth in credit card accounts and credit card receivables; anticipated net interest margins; anticipated operating expenses and employment growth; the level of new account acquisitions, customer spending and account attrition; anticipated payment rates; anticipated marketing expense; estimated values of our retained interests in securitizations and anticipated cash flows; our ability to replace existing credit facilities, when they expire, with appropriate levels of funding on similar terms and conditions; the value of the investments that we hold; anticipated delinquencies and charge-offs; realizability of net deferred tax asset; anticipated outcome and effects of litigation; and other future expectations of Advanta that do not relate strictly to historical facts, are based on certain assumptions by management. Forward-looking statements are often identified by words or phrases such as “anticipate,” “expect,” “estimate,” “intend,” “believe,” “will likely result,” “project,” “may,” “plan,” “objective,” “trend” and “goal.” The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act for any such forward-looking information.

      Forward-looking statements are subject to various assumptions, risks and uncertainties which change over time, and speak only as of the date they are made. We undertake no obligation to update any forward-looking information. We caution readers that any forward-looking statement provided by us is not a guarantee of future performance and that actual results may be materially different from those in the forward-looking information. In addition, future results could be materially different from historical performance. The following factors, among others, could cause actual results to be materially different from forward-looking statements and future results to be materially different from historical performance:

•	The effects of, and changes in, political conditions, social conditions, monetary and fiscal policies and general economic conditions, such as rising interest rates, inflation, recession or other adverse economic conditions, including the impact on credit losses and collection costs, delinquency levels, number of customers seeking protection under the bankruptcy laws and losses due to fraud by third parties or customers.

•	Factors affecting our net interest margin and the value of our assets and liabilities including interest rate fluctuations and the continued legal or commercial availability of techniques, including loan pricing and repricing, hedging and other techniques, that we use or may use to manage the risk of those fluctuations.

•	Legal and regulatory developments, including effects of, and changes or proposed changes in federal and state laws and regulations, policies, and practices and the application of such laws, regulations, policies and practices concerning accounting, taxes, banking, securities, capital requirements, reserve methodologies, telemarketing and other means of solicitations, and other aspects of the financial services and marketing industries.

•	The amount, type and cost of funding available to us, including securitization of our receivables, and any factors affecting the timing of or changes to that funding, such as changes in the current economic, legal, regulatory, accounting and tax environments, adverse changes in the performance of our securitized assets or the market for asset-backed securities generally, changes in the ratings on our debt or the debt of our subsidiaries and the activities of parties with which we have agreements or understandings, including any activities affecting any investment.

•	Competitive product and pricing pressures among financial institutions, the amount of actual marketing investment made by us, changes in cardholder behavior or preferences, the rate of repayment of receivable balances, changes in general economic conditions and other factors beyond our control affecting our ability to acquire new accounts and retain cardholders after promotional periods have expired, our aggregate number of accounts or receivable balances and the growth rate thereof.

•	The effects of “seasoning” (the average age of a lender’s portfolio), including the impact on our level of delinquencies and losses which may require a higher allowance for receivable losses for on-balance sheet assets and may adversely impact securitization income. The addition of account originations or balances and the attrition of those accounts or balances could significantly impact the seasoning of our overall portfolio.

•	The effects of changes in the amount of, and rate of growth in, our expenses (including employee and marketing expenses) as we develop or change our business and expand into new market areas and the effects of changes within our organization or in our compensation and benefit plans.

•	Factors affecting our ability to successfully develop, acquire, produce, test and market products or services, including a failure to implement new product or service programs when anticipated, the ability and cost to obtain intellectual property rights, the failure of or delay in customers’ acceptance of our products or services, losses associated with the testing and implementation of new products or services or financial, legal or other difficulties as may arise in the course of such implementation.

•	Factors affecting our business operations and activities resulting from the fact that our banking and finance businesses are highly regulated and subject to periodic review and examination by federal and state regulators, including the OCC and the FDIC, such as the effects of, and changes in, the level of scrutiny, regulatory requirements and initiatives, including certain mandatory and possibly discretionary actions by federal and state regulators, restrictions and limitations imposed by banking laws, examinations, audits, and agreements between our bank subsidiary and its regulators.

•	The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims and changes in those items, developments or assertions by or against us or any of our subsidiaries arising in the ordinary course of business or in connection with our discontinued operations.

•	Our acquisition or disposition of assets (interest-earning, fixed or other).

•	The completion of post-closing procedures following the Mortgage Transaction and revisions to estimated charges associated with the discontinued operations of our mortgage and leasing businesses.

•	The proper design and operation of our disclosure controls and procedures.

•	Our relationships with customers, significant vendors and business partners.

•	Our ability to attract and retain key personnel.

Item 2.	Properties

At December 31, 2003, Advanta had no owned real property and total leased office space was approximately 368,064 square feet, as described below. Advanta leased approximately 109,511 square feet in Spring House, Pennsylvania for its principal executive and corporate offices and for use by Advanta Business Cards. In Horsham, Pennsylvania, Advanta leased approximately 110,000 square feet in one building for business cards operations and certain Advanta Bank Corp. and corporate staff functions and approximately 6,000 square feet in a second building for storage space. Advanta leased approximately 21,328 square feet in Voorhees, New Jersey that is primarily used by our leasing business unit. Advanta also leased approximately 12,000 square feet of office space and 1,600 square feet of storage space in two buildings in Gibbsboro, New Jersey for our leasing and business cards operations. In Delaware, Advanta leased approximately 36,589 square feet of office space for Advanta National Bank and for other corporate and business cards operations; approximately 16,644 square feet of this office space is subleased to an unrelated third party. Advanta also leased approximately 50,625 square feet of office space in Draper, Utah for Advanta Bank Corp. In Salt Lake City, Utah, Advanta leased approximately 1,939 square feet of office space for the retail note program. In New York, New York, Advanta leased approximately 3,345 square feet of office space for its venture capital investment activities. In Washington, D.C. Advanta leased 100 square feet of office space for its government relations office.

      In addition to the locations described above, until February 28, 2001, Advanta leased approximately 84,923 square feet of office space in twenty-one states to support the mortgage loan production offices and an additional 6,213 square feet of office space in five states to support Advanta Mortgage and Advanta Leasing Services. Since Advanta ceased origination of new leases and exited the mortgage business in the first quarter of 2001, Advanta has been buying out, assigning or subleasing these spaces. Accordingly, as of December 31, 2003, the remainder of this leased space totaled approximately 15,127 square feet. Approximately 3,584 square feet of this office space is subleased to unrelated third parties.

Item 3.	Legal Proceedings

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet’s allegations, which we denied, centered around Fleet’s assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card Services, L.P. in connection with the Consumer Credit Card Transaction in 1998. We filed an answer to the complaint, and we also filed a countercomplaint against Fleet for damages we believe have been caused by certain actions of Fleet. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an interest-bearing escrow account in February 2001. On January 22, 2003, the trial court issued a ruling on all but one of the remaining issues, and ordered further briefing on the remaining outstanding issue. Effective December 31, 2002, we recognized a $43.0 million pretax loss on the transfer of our consumer credit card business, representing the estimated impact of implementing the court’s January 2003 decisions. This amount represented the amount of estimated liability in excess of the reserves we had been carrying for the litigation, based on our expectations of the outcome of the litigation. In 2003, we accrued interest on the liability at a rate consistent with the estimation methodology used effective December 31, 2002. On November 7, 2003, the court ruled on the remaining outstanding issue, the method for calculating the interest to be awarded, and ordered the parties to submit revised calculations in accordance with this ruling before it issued a judgment. On February 2, 2004, the court issued its final judgment and order. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the restricted escrow account to an unrestricted cash account. The escrow account was included in restricted interest-bearing deposits on the consolidated balance sheets. There was no impact to the results of our operations since, based on the final judgment and order, our reserves at December 31, 2003 were adequate. On March 1, 2004, we filed a notice of appeal to commence the appeals process relating to orders made by the Chancery Court during the litigation.

      In an ongoing element of Fleet’s disputes with us, Fleet has claimed $508 million of tax deductions from its partnership with us in connection with the Consumer Credit Card Transaction, which are required under the law to be allocated solely to Advanta. As required, we reported these deductions on our 1998 corporate tax return. However, we have not used or booked the benefit from most of these deductions because for tax purposes we have a very substantial net operating loss carryforward. We have $547 million of net operating loss carryforwards from all sources at December 31, 2003, and have booked no benefit from approximately $400 million of these net operating loss carryforwards. If the deductions are ultimately allocated as claimed by Fleet, the impact on our equity at December 31, 2003 would be a decrease of approximately $35 million. The deductions are attributable to deductions for bad debt reserves that we expensed in computing our book income or loss before the Consumer Credit Card Transaction, but which were not deductible by Advanta for tax purposes until after the closing of the transaction in 1998. The tax law requires “built in losses” like these to be deducted by the party who contributed the assets to the partnership, in this case, Advanta. The Internal Revenue Service agents who have examined the returns at issue have to ensure that both parties do not obtain the deductions and therefore, following standard practice, proposed to disallow the deductions to both parties until there is a final resolution. The deductions, as well as the allocation of a gain from the sale of a partnership asset of approximately $47 million, are now before the IRS Regional Office of Appeals.

      On January 15, 2003, Fleet filed a complaint in Rhode Island Superior Court seeking a declaratory judgment that we indemnify Fleet under the applicable partnership agreement for any damage Fleet incurs by not being entitled to the $508 million of tax deductions. Fleet is also seeking a declaratory judgment that it should not indemnify us for any damages that we incur due to any allocation to Advanta of the $47 million gain on the sale of a partnership asset. Fleet’s claim for indemnification appears to be brought by Fleet in the hope that we will advise the IRS that we will agree with a substantial part of Fleet’s tax position. On February 28, 2003, we filed a motion to dismiss the complaint. On August 13, 2003, the court denied the motion to dismiss on procedural grounds. We answered the complaint and filed a counterclaim against Fleet on September 19, 2003. The discovery phase of the case is now ongoing. We believe that the indemnification provision in the partnership agreement does not indemnify Fleet for damages incurred related to the tax deductions and that the lawsuit is frivolous, having no legal basis whatsoever and therefore, we do not have any reserves for this litigation. We do not expect this lawsuit or the tax issues discussed above to have a material adverse effect on our financial condition or results of operations.

      On July 26, 2001, Chase filed a complaint against Advanta Corp. and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that we breached our contract with Chase in connection with the Mortgage Transaction. Chase claims that we misled Chase concerning the value of certain of the assets sold to Chase and claims damages of approximately $70 million. In September 2001, we filed an answer to the complaint in which we denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to us in connection with the transaction. The trial was originally scheduled to begin in January 2004. In the second quarter of 2003, the parties extended the discovery period and the court delayed the scheduled trial date to April 2004. The discovery period has ended. In September 2003, we filed a motion for summary judgment with the court with respect to all claims raised in Chase’s complaint and Chase filed a motion for partial summary judgment with respect to certain of its claims. On March 4, 2004, the court denied both parties’ motions for summary judgment. We believe that the lawsuit is without merit and will vigorously defend Advanta in this litigation and therefore, we do not have any reserves for future judgments or rulings in this litigation. However, since this litigation relates to a discontinued operation, we have established reserves for estimated future litigation costs as described in Note 20. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact on our financial position or future operating results.

      On February 13, 2004, we filed a Writ of Summons in Montgomery County, Pennsylvania Court of Common Pleas and on March 8, 2004, we amended this Writ of Summons and filed a complaint against Chase in Montgomery County, Pennsylvania Court of Common Pleas seeking damages of at least $17.7 million. On February 24, 2004, Chase filed a complaint against us in the United States District Court for the District of Delaware seeking damages of at least $8 million. These filings relate to contractual claims under the Purchase and Sale Agreement governing the Mortgage Transaction and are a continuation of the ongoing dispute associated with the Mortgage Transaction. We do not expect the lawsuit filed by Chase on February 24, 2004 to have a material adverse effect on our financial condition or results of operations.

      In addition to the cases described above, Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to our exit from that business in the first quarter of 2001.

      Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our financial position or results of our operations based on the level of litigation reserves we have established and our current expectations regarding the ultimate resolutions of these existing actions. Our litigation reserves are estimated based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. Changes in estimates or other charges related to litigation are included in operating expenses of the respective business segment if related to continuing operations, or loss, net, on discontinuance of mortgage and leasing businesses if related to discontinued operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The applicable Board of Directors elected each of the executive officers of Advanta Corp. and its subsidiaries listed below, to serve at the pleasure of the Board in the capacities indicated.

Name	Age	Office	Year Elected

Dennis Alter	61	Chairman of the Board and Chief Executive Officer	1972
William A. Rosoff	60	Vice Chairman of the Board and President	1996
Philip M. Browne	44	Senior Vice President and Chief Financial Officer	1998
Christopher J. Carroll	44	Chief Credit Officer	2001
John F. Moore	52	President, Advanta Bank Corp.	2004
David B. Weinstock	39	Vice President and Chief Accounting Officer	2001

      Mr. Alter became Executive Vice President and a Director of Advanta Corp.’s predecessor organization in 1967. He became President and Chief Executive Officer in 1972, and was elected Chairman of the Board of Directors in August 1975. Mr. Alter has remained as Chairman of the Board since August 1975. In February 1986, he relinquished the title of President, and in August 1995 he relinquished the title of Chief Executive Officer. In October 1997, Mr. Alter reassumed the title of Chief Executive Officer.

      Mr. Rosoff joined Advanta Corp. in January 1996 as a Director and Vice Chairman. In October 1999, Mr. Rosoff became President and Vice Chairman of the Board of Advanta Corp. Prior to joining Advanta Corp., Mr. Rosoff was a long time partner of the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, Advanta Corp.’s outside counsel, where he advised Advanta Corp. for over 20 years. While at Wolf, Block, Schorr and Solis-Cohen LLP, he served as Chairman of its Executive Committee and, immediately before joining Advanta Corp., as a member of its Executive Committee and Chairman of its Tax Department. Mr. Rosoff is a Trustee of Atlantic Realty Trust, a publicly held real estate investment trust.

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

      Mr. Moore joined Advanta Corp. in 1986 as Assistant Treasurer. In addition to serving as Assistant Treasurer, from January 2001 until January 2004, Mr. Moore also served as Advanta Corp.’s Managing Director, Retail Funding. In June 2002, Mr. Moore was elected as a Director of Advanta National Bank. In January 2004, Mr. Moore became President of Advanta Bank Corp.

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

PART II

Item 5.	Market For The Registrant’s Common Stock And Related Stockholder Matters

Common Stock Price Ranges And Dividends

Advanta Corp.’s common stock is traded on the National Market System of The Nasdaq Stock Market, Inc. under the symbols ADVNA (Class A voting common stock) and ADVNB (Class B non-voting common stock).

      Following are the high, low and closing prices and cash dividends declared for the last two years as they apply to each class of stock:

				Cash
				Dividends
Quarter Ended:	High	Low	Close	Declared

Class A:
March 31, 2002	$12.90	$8.47	$12.76	$0.063
June 30, 2002	14.55	10.40	10.86	0.063
September 30, 2002	11.45	7.60	10.05	0.063
December 31, 2002	11.00	8.25	8.98	0.063

March 31, 2003	$9.75	$5.95	$6.83	$0.063
June 30, 2003	10.45	6.70	9.84	0.063
September 30, 2003	11.75	9.49	10.98	0.063
December 31, 2003	13.48	10.60	12.93	0.063

Class B:
March 31, 2002	$11.99	$7.90	$11.99	$0.076
June 30, 2002	14.04	10.24	10.93	0.076
September 30, 2002	11.44	7.35	10.33	0.076
December 31, 2002	11.10	8.00	9.39	0.076

March 31, 2003	$10.20	$6.91	$7.58	$0.076
June 30, 2003	11.00	7.47	9.99	0.076
September 30, 2003	11.95	9.66	10.69	0.076
December 31, 2003	13.42	10.55	12.72	0.076

      At March 1, 2004, Advanta Corp. had approximately 240 and 586 holders of record of Class A and Class B common stock, respectively.

      Although we anticipate that comparable or higher cash dividends will continue to be paid in the future, the payment of future dividends by Advanta will be at the discretion of the Board of Directors and will depend on numerous factors including Advanta’s cash flow, financial condition, capital requirements, restrictions on the ability of subsidiaries to pay dividends to Advanta Corp. and such other factors as the Board of Directors deems relevant. See “Part I, Item 1 — Government Regulation,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Analysis of Financial Condition.”

Item 6.     Selected Financial Data

Financial Highlights

($ in thousands, except per share amounts)	Year Ended December 31,

	2003	2002	2001	2000	1999

Summary of Operations (1)
Noninterest revenues	$268,541	$240,101	$178,876	$151,033	$105,370
Interest revenues	108,361	103,604	127,935	142,148	104,584
Interest expense	48,308	47,580	82,470	86,508	80,800
Provision for credit losses	45,423	40,906	35,976	36,309	22,506
Operating expenses	225,165	201,741	180,186	150,292	95,506
Minority interest in income of consolidated subsidiary	8,880	8,880	8,880	8,880	8,880
Unusual charges (2)	0	0	41,750	0	16,713
Loss on transfer of consumer credit card business	0	(43,000)	0	0	0
Income (loss) before income taxes	49,126	1,598	(42,451)	11,192	(14,451)
Income (loss) from continuing operations	30,213	(15,572)	(30,456)	11,192	41,334
Income (loss) from discontinued operations, net of tax	0	0	(8,438)	(163,578)	8,484
Loss, net, on discontinuance of mortgage and leasing businesses, net of tax	(1,968)	(8,610)	(31,639)	(4,298)	0
Net income (loss)	28,245	(24,182)	(70,533)	(156,684)	49,818

Per Common Share Data
Basic income (loss) from continuing operations
Class A	$1.19	$(0.69)	$(1.23)	$0.39	$1.59
Class B	1.29	(0.59)	(1.17)	0.47	1.66
Combined (3)	1.25	(0.63)	(1.19)	0.44	1.63
Diluted income (loss) from continuing operations
Class A	1.16	(0.69)	(1.23)	0.39	1.58
Class B	1.23	(0.59)	(1.17)	0.46	1.65
Combined (3)	1.21	(0.63)	(1.19)	0.44	1.62
Basic net income (loss)
Class A	1.11	(1.03)	(2.79)	(6.28)	1.95
Class B	1.21	(0.94)	(2.73)	(6.21)	2.02
Combined (3)	1.17	(0.97)	(2.75)	(6.24)	1.99
Diluted net income (loss)
Class A	1.08	(1.03)	(2.79)	(6.23)	1.94
Class B	1.16	(0.94)	(2.73)	(6.16)	2.00
Combined (3)	1.13	(0.97)	(2.75)	(6.19)	1.98
Cash dividends declared
Class A	0.252	0.252	0.252	0.252	0.252
Class B	0.302	0.302	0.302	0.302	0.302

Book value-combined	13.87	13.11	14.20	17.06	23.14
Closing stock price:
Class A	12.93	8.98	9.94	8.81	18.25
Class B	12.72	9.39	9.10	7.19	14.06

Financial Condition — Year End
Investments (4)	$480,935	$503,479	$476,568	$866,376	$893,819
Gross business credit card receivables:
Owned	518,040	445,083	416,265	335,087	275,095
Securitized	2,463,747	2,149,147	1,626,709	1,324,137	765,019

Managed	2,981,787	2,594,230	2,042,974	1,659,224	1,040,114
Total owned assets	1,687,623	1,681,613	1,636,680	2,843,472	3,538,560
Deposits	672,204	714,028	636,915	1,346,976	1,512,359
Debt	314,817	315,886	323,582	755,184	788,508
Subordinated debt payable to preferred securities trust	103,093	0	0	0	0
Trust preferred securities	0	100,000	100,000	100,000	100,000
Stockholders’ equity	341,207	321,313	366,299	440,902	589,631

($ in thousands, except per share amounts)	Year Ended December 31,

	2003	2002	2001	2000	1999

Selected Financial Ratios
Return on average assets	1.45%	(1.50)%	(3.39)%	(4.35)%	1.34%
Return on average common equity	8.59	(6.74)	(17.50)	(31.37)	8.82
Return on average total equity	8.61	(6.68)	(17.42)	(31.28)	8.74
Equity/owned assets	20.22	19.11	22.38	15.51	16.66
Equity/managed assets (5)	8.41	8.34	10.38	3.74	4.99
Dividend payout (6)	26.78	N/M	N/M	N/M	15.67
As a percentage of owned business credit card receivables:
Total receivables 30 days or more delinquent	4.88	5.26	6.74	5.52	3.76
Net principal charge-offs (7)	7.42	7.92	7.16	4.45	4.76
As a percentage of managed business credit card receivables (8):
Total receivables 30 days or more delinquent	5.82	6.15	6.66	5.00	3.70
Net principal charge-offs (7)	7.90	8.80	7.67	4.71	4.96

(1)	The results of the mortgage and leasing businesses are reported as discontinued operations in all periods presented.

(2)	2001 amounts included severance, outplacement and other compensation costs associated with restructuring our corporate functions commensurate with the ongoing businesses as well as expenses associated with exited businesses and asset impairments. 1999 amounts included charges associated with cost reduction initiatives in the first quarter and additional costs associated with products exited in the first quarter of 1998.

(3)	Combined represents income (loss) available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

(4)	Includes federal funds sold and investments available for sale.

(5)	See “Liquidity, Capital Resources and Analysis of Financial Condition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of managed assets to on-balance sheet assets and a description of why management believes the ratio of equity to managed assets is useful to investors.

(6)	The dividend payout ratio for the years ended December 31, 2002, 2001 and 2000 is negative and, therefore, not meaningful.

(7)	Effective October 1, 2000, business credit card charge-off statistics reflect the adoption of a new charge-off policy for bankruptcies. Bankrupt business credit cards are charged off within 60 days of receipt of notification of filing from the bankruptcy court or within the timeframes adopted by the FFIEC, whichever shorter. The previous policy was within 90 days of receipt of notification. Managed and owned business credit card principal charge-offs for the year ended December 31, 2000 include a 0.2% acceleration of charge-offs in connection with the adoption of this policy.

(8)	See “Securitization Income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of managed data to the most directly comparable GAAP financial measure and a description of why management believes managed data is useful to investors.

N/M — Not meaningful

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary business segment, Advanta Business Cards, is one of the nation’s largest issuers of business credit cards to small businesses. In addition to our business credit card lending business, we have venture capital investments. Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we completed our exit from the mortgage business, announced the discontinuance of our leasing business, and restructured our corporate functions to a size commensurate with our ongoing businesses. We are continuing to service the existing leasing portfolio. The results of the mortgage and leasing businesses are reported as discontinued operations in all periods presented. The results of our ongoing businesses are reported as continuing operations for all periods presented.

      Advanta Business Cards offers business purpose credit cards, primarily to small businesses. Our business purpose credit cards provide approved customers with access, through merchants, banks, checks and ATMs, to an unsecured revolving business credit line. Advanta Business Cards generates interest and other income through finance charges assessed on outstanding balances, interchange income, balance transfer, cash advance and other fees.

      Our strategy in Advanta Business Cards is to maximize long-term growth by attracting and retaining more high credit quality customers and deepening our customer relationships. Our marketing campaigns are designed to achieve our strategy by utilizing a broad array of competitively-priced offerings and products, including promotional pricing and rewards programs. Through our focus on the small business market, we have identified numerous market segments distinguishable by characteristics such as size of business and industry. We will continue to use a targeted approach to these market segments, aiming to anticipate the distinct needs of various business owners, executives and small businesses, and to offer them products and services geared to their needs. We expect that our targeted approach will result in acquiring more active customers, but may result in somewhat lower account growth rates. We also plan to strengthen and deepen our relationships with our existing customers by providing value based on factors other than pricing in order to build lasting, profitable relationships. We expect business credit card receivable growth to range from 10% to 20% in the year ended December 31, 2004 based on our current plans and strategies.

      Our largest competitors are among the largest issuers of consumer credit cards in the United States. We believe our focus on small businesses provides us with a competitive advantage as compared to these larger competitors. Small business credit cards generally represent a less significant business to our competitors than their consumer credit card portfolios. We believe that our focus and size enable us to quickly respond to the market environment. The small business credit card market has grown significantly in the past several years. Estimates of growth in business credit card receivables on an industry-wide basis are at a compound annual rate of approximately 10% to 12% over the next few years. This growth is expected to be generated from migration of small businesses to business credit cards from consumer credit cards and increased usage of business credit cards as a payment vehicle. We believe that the potential for future growth in the small business credit card market, and our focus in this market, give us a unique and competitive advantage.

      While the current market environment presents opportunities for us, it also presents us with inherent and specific challenges. Our ability to attract and retain more high credit quality customers and deepen our customer relationships is affected by the competitive environment in the credit card industry. The general economic environment in the United States may also affect our results. We continue to develop and refine our programs and strategies to assist us with retaining profitable relationships with our high credit quality customers. Although our success in attracting and retaining more high credit quality customers has had a favorable impact on the credit quality of our owned and securitized receivables, we believe the economic environment in 2002 and 2003 dampened the expected credit quality benefits of our strategy. We believe that an improvement in the U.S. economy could favorably impact the credit quality of our receivables and increase customer activity while a deterioration in the U.S. economy could negatively impact the credit quality of our receivables and decrease customer activity.

      Net income (loss) from continuing operations includes the following business segment results:

	Year Ended December 31,

($ in thousands, except per share amounts)	2003	2002	2001

Pretax income (loss):
Advanta Business Cards	$56,250	$63,244	$63,515
Venture Capital	(7,124)	(10,101)	(33,158)
Other (1)	0	(51,545)	(72,808)

Total pretax income (loss)	49,126	1,598	(42,451)
Income tax expense (benefit)	18,913	17,170	(11,995)

Net income (loss) from continuing operations	$30,213	$(15,572)	$(30,456)

Per combined common share, assuming dilution	$1.21	$(0.63)	$(1.19)

(1)	Other includes investment and other activities not attributable to the Advanta Business Cards or Venture Capital segments.

      Advanta Business Cards pretax income decreased for the year ended December 31, 2003 as compared to 2002 due primarily to a decline in yields that was partially offset by growth in both owned and securitized receivables, a decrease in credit loss rates and a decrease in operating expenses as a percentage of owned and securitized receivables. The decrease in yield reflects our array of competitively-priced offerings and products, including promotional pricing and rewards, designed to selectively attract and retain more high credit quality customers and to respond to the competitive environment. We believe that these types of customers will have lower credit losses in future periods. Although there may be month-to-month or quarterly variations, we expect the yields on our business credit cards will decline modestly in 2004, as a result of the anticipated increase in high credit quality customers.

      Advanta Business Cards pretax income in 2002 was essentially unchanged as compared to pretax income in 2001. Results in 2002 reflected growth in both owned and securitized receivables and a decrease in the interest rate earned by noteholders in our securitizations, offset by a decline in yields and an increase in credit loss rates.

      Our Venture Capital segment represents the operating results of venture capital investment activities. We make venture capital investments through certain of our affiliates. In recent years, we have limited our new investment activity and we presently do not expect to make significant additional investments. We actively monitor the performance of our venture capital investments, and employees and officers of our investment affiliates participate on the boards of directors of certain investees. Venture Capital segment results include pretax investment losses of $3.8 million in 2003, $6.9 million in 2002 and $28.9 million in 2001, which reflect the market conditions for our venture capital investments in each respective period.

      Income from continuing operations for the year ended December 31, 2002 includes a pretax charge of $43.0 million related to a ruling in the litigation associated with the transfer of our consumer credit card business in 1998. Loss from continuing operations for the year ended December 31, 2001 includes $41.8 million of pretax unusual charges representing costs associated with the restructure of our corporate functions to a size commensurate with our ongoing businesses and certain other unusual charges related to employee costs. These charges were not attributable to the Advanta Business Cards or Venture Capital segments and are included in Other in the table above. Other also includes net interest expense on excess liquidity not attributable to the Advanta Business Cards or Venture Capital segments that was incurred in 2002 and 2001, and $10 million of charges related to the write-off of insurance-related deferred acquisition costs that were unrealizable subsequent to the termination of an auto insurance strategic alliance in the first quarter of 2001. Net interest expense on excess liquidity decreased as we deployed excess liquid assets resulting from the Mortgage Transaction in the first quarter of 2001.

Loss, net, on discontinuance of mortgage and leasing businesses had the following components:

	Year Ended December 31,

($ in thousands, except per share amounts)	2003	2002	2001

Mortgage business pretax gain (loss) on discontinuance	$(2,600)	$(25,300)	$20,753
Leasing business pretax gain (loss) on discontinuance	(600)	11,300	(45,000)
Income tax expense (benefit)	(1,232)	(5,390)	7,392

Loss, net, on discontinuance of mortgage and leasing businesses	$(1,968)	$(8,610)	$(31,639)

Per combined common share, assuming dilution	$(0.08)	$(0.34)	$(1.23)

      Effective February 28, 2001, we completed our exit from the mortgage business through a purchase and sale agreement with Chase Manhattan Mortgage Corporation as buyer (the “Mortgage Transaction”), resulting in an estimated pretax gain in the year ended December 31, 2001 of $20.8 million. In the years ended December 31, 2002 and 2003, we revised our estimate of costs related to our exit from the mortgage business and recognized pretax losses on discontinuance of the mortgage business as shown in the table above. In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. In the years ended December 31, 2001, 2002 and 2003, we revised our estimate and recognized pretax losses or gains on discontinuance of the leasing business as shown in the table above. See “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

      Loss from discontinued operations, net of tax, was $8.4 million, or $0.33 per combined diluted common share, for the period from January 1, 2001 through February 28, 2001, the effective date of the Mortgage Transaction.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the consolidated financial statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in estimates could have a material impact on our financial condition or results of operations. We have identified the following as our most critical accounting policies and estimates because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have discussed the development, selection and disclosure of the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Where management has provided sensitivities below, they depict only certain possibilities out of a large set of possible scenarios. These sensitivities do not reflect management’s expectation regarding future expected changes and are for demonstrative purposes only.

     Allowance for Receivable Losses

Receivables on the consolidated balance sheets are presented net of the allowance for receivable losses. The allowance for receivable losses is established as losses are estimated to have occurred through provisions charged to earnings. Provisions for credit losses, representing the portion of receivable losses attributable to principal, are reported separately on the consolidated income statements. Provisions for interest and fee losses are recorded as direct reductions to interest and fee income. The allowance for receivable losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of receivables in light of historical experience by receivable type, the nature and volume of the receivable portfolio, adverse situations that may affect the borrowers’ ability to repay and prevailing economic conditions. Since our business credit card receivable portfolio is comprised of smaller balance homogeneous receivables, we generally evaluate the receivables collectively for impairment through the use of a migration analysis as well as the consideration of other factors that may indicate increased risk of loss, such as bankrupt accounts, overlimit accounts or accounts that have been re-aged or entered a credit counseling program. A migration analysis is a technique used to estimate the likelihood that a receivable will progress through various delinquency stages and ultimately charge off. The allowance evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in economic conditions, the composition and risk characteristics of the receivables portfolio, bankruptcy laws or other regulatory policies could impact our credit losses. A 10% change in the allowance for business credit card receivable losses at December 31, 2003 would impact the allowance for receivable losses and pretax income of the Advanta Business Card segment by $4.7 million. See Note 5 to the consolidated financial statements for a rollforward of the allowance for receivable losses including provisions and charge-offs in each reporting period.

     Securitization Transactions

Retained interests in business credit card securitizations are included in accounts receivable from securitizations on the consolidated balance sheets. These assets are carried at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income on the consolidated income statements. We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis when quoted market prices are not available. The cash flows of the retained interest-only strip are estimated as the excess of the weighted average interest yield on each pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and an estimate of future credit losses over the life of the existing receivables. Cash flows are discounted from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. The discounted cash flow analysis requires estimates that are susceptible to significant revision as more information becomes available. Changes in economic conditions, market interest rates and pricing spreads, the composition and risk characteristics of the securitized receivables, bankruptcy laws or other regulatory policies could cause actual cash flows from the securitized receivables to vary from management’s estimates. Note 6 to the consolidated financial statements summarizes the key assumptions used to estimate the fair value of retained interests in securitizations during each of the reporting periods and at December 31, 2003 and 2002. It also includes a sensitivity analysis of the valuations of retained interests in securitizations, assuming two changes in each of those assumptions at December 31, 2003.

     Business Credit Card Rewards Programs

We offer cash back and bonus mile reward programs with certain of our business credit cards. The costs of future reward redemptions are estimated and a liability is recorded at the time cash back rewards or bonus mile points are earned by the cardholder. These costs of future reward redemptions are recorded as a reduction of other revenues on the consolidated income statements. Estimates of the costs of future reward redemptions require management to make predictions about future cardholder behavior, including an assumption regarding the percentage of cardholders that will ultimately claim the rewards. The assumption is based on historical experience, considerations of changes in portfolio composition and changes in the rewards programs, including redemption terms. See Note 17 to the consolidated financial statements for the estimated percentages used in each reporting period. It is reasonably possible that actual results will differ from our estimates or that our estimated liability for these programs may change. If the estimated percentage of cardholders that will ultimately claim rewards for each program increased by 10% at December 31, 2003, other revenues of the Advanta Business Card segment would decrease by $1.9 million and our liabilities would increase by the same amount. The sensitivity assumes that the estimated percentage of cardholders that will ultimately claim rewards cannot exceed 100% for any individual program.

      The estimated costs of future reward redemptions was decreased in the years ended December 31, 2003 and 2002, based on changes in experience or redemption terms. The estimate changes included a decrease in the estimated percentage of cardholders that will ultimately claim rewards. The changes in estimated costs of future reward redemptions increased other revenues by $2.8 million in 2003 and $1.9 million in 2002 as discussed in Note 17 to the consolidated financial statements.

     Litigation Contingencies

Our litigation reserves are estimated based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. Changes in estimates or other charges related to litigation are included in operating expenses of the respective business segment if related to continuing operations. For discussion of discontinued operations estimates, see “Discontinued Operations” below. In the year ended December 31, 2002, we recorded a $43 million loss on transfer of consumer credit card business in connection with a ruling issued by the court in the Fleet Financial Group, Inc. (“Fleet”) litigation. This charge was classified in continuing operations as a loss on transfer of consumer credit card business in noninterest revenues, consistent with the classification of the gain on transfer of consumer credit card business of $541 million in 1998. In addition, other operating expenses for the year ended December 31, 2002 were reduced by a $1.1 million decrease in litigation reserves resulting from a reduction of damages in a jury verdict in a case involving a former executive. See Note 11 to the consolidated financial statements for further discussion of litigation contingencies.

     Income Taxes

Our effective tax rate is based on expected income, statutory tax rates, current tax law and tax planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is required in determining our effective tax rate and in evaluating our tax positions. Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies could materially affect our tax estimates and are outside of our control. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Changes in estimates of deferred tax asset realizability or effective tax rates, if applicable, are included in income tax expense (benefit) on the consolidated income statements and would affect all business segments since the consolidated effective tax rate is applied to all business segments’ pretax income (loss). The net deferred tax asset is presented net with current income taxes receivable or payable for financial reporting purposes, and is included in other assets on the consolidated balance sheets.

      In establishing the valuation allowance on the deferred tax asset, we consider (1) estimates of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. Estimates of expected future taxable income are based on forecasts for continuing operations over a reasonable forecasting horizon and the general and industry-specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast the business credit card market and the competitive and general economic environment in future periods. A 10% change in the estimated realizability of our deferred tax assets related to net operating losses would impact deferred tax assets and income tax expense by $5.2 million at December 31, 2003.

      While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our income tax accruals reflect the probable outcome of known tax contingencies. See Note 11 to the consolidated financial statements for a discussion of tax matters currently before the Internal Revenue Service Regional Office of Appeals.

     Discontinued Operations

Our exit from the mortgage business and discontinuance of the leasing business represent the disposal of business segments and the results of these segments are classified as discontinued operations in all periods presented. Estimates of future cash flows are used in the accounting for discontinued operations, including estimates of the future costs of mortgage business-related litigation and estimates of operating results through the remaining term of the leasing portfolio. Estimates regarding mortgage business-related litigation include assumptions about the number of future litigation claims, the resolution of existing claims, the anticipated timeframe of trial proceedings in the Chase litigation and potential recoveries from insurance reimbursements.

Estimates of future leasing operating results through the remaining term of the leasing portfolio include estimates of credit performance, asset realization rates, and operating expenses including sales tax assessments.

      Discontinued operations estimates are based on historical experience, current levels of contingent liabilities and our current expectations regarding the ultimate resolutions of those contingent liabilities. As all estimates used are influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Changes in estimates related to discontinued operations are included in loss, net, on discontinuance of mortgage and leasing businesses on the consolidated income statements. We have made significant changes to these estimates in recent years. Estimates of leasing business operating results decreased $45.0 million in 2001, increased $11.3 million in 2002 and decreased $600 thousand in 2003. The estimated costs of mortgage business-related litigation increased by $25.3 million in 2002 and $2.6 million in 2003. See Note 20 to the consolidated financial statements for a detailed description of the nature and amounts of changes in discontinued operations estimates in the reporting periods.

Advanta Business Cards

Advanta Business Cards originates new accounts directly and through the use of third parties. The following table provides key statistical information on our business credit card portfolio for the years ended December 31. Credit quality statistics for the business credit card portfolio are included in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ in thousands)	2003	2002	2001

Average owned receivables	$588,219	$472,103	$382,262
Average securitized receivables	$2,238,157	$1,727,864	$1,490,052

Cardholder transaction volume	$7,041,114	$5,464,033	$4,393,430

New account originations	170,544	241,869	224,255
Average number of active accounts (1)	586,342	517,876	471,176
Ending number of accounts at December 31	786,700	780,326	682,890

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistic reported above is the average number of active accounts for the year ended December 31.

      The decrease in new account originations in the year ended December 31, 2003 as compared to the prior years reflects the selectivity of our refined customer acquisition models. Beginning in the second quarter of 2003, we started using enhanced targeting and decision models to assist us in identifying prospective customers that are interested in an active relationship with Advanta, rather than only a promotional balance transfer. We have also expanded our activities to identify and establish strategic relationships with organizations focused on certain business owners, executives and small businesses.

      Pretax income for Advanta Business Cards was $56.3 million for the year ended December 31, 2003 as compared to $63.2 million for the year ended December 31, 2002 and $63.5 million for the year ended December 31, 2001. The components of pretax income for Advanta Business Cards for the years ended December 31 were as follows:

($ in thousands)	2003	2002	2001

Net interest income on owned interest-earning assets	$55,621	$55,204	$53,421
Noninterest revenues	266,475	246,957	215,280
Provision for credit losses	(45,670)	(40,006)	(35,373)
Operating expenses	(220,176)	(198,911)	(169,813)

Pretax income	$56,250	$63,244	$63,515

      Net interest income on owned interest-earning assets increased by $417 thousand for the year ended December 31, 2003 and $1.8 million for the year ended December 31, 2002. Our yields on business credit card receivables declined in both 2003 and 2002 as a result of our competitively-priced offerings and products in those years, consistent with our business strategy. The declines in yields were more than offset by increases in average owned business credit card receivables of $116.1 million in the year ended December 31, 2003 and $89.8 million in the year ended December 31, 2002, resulting in increases in net interest income on owned interest-earning assets. Average owned business credit card receivables increased in the years ended December 31, 2003 and December 31, 2002 due to growth and the timing of securitization activity. See further discussion in the “Off-Balance Sheet Arrangements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Noninterest revenues include securitization income, interchange income, business credit card rewards costs and other fee revenues. The increases in noninterest revenues for the years ended December 31, 2003 and 2002 are due primarily to higher transaction volume that produced higher interchange income and growth in average owned and securitized receivables. Noninterest revenues also include the impact of changes in estimated costs of future reward redemptions in 2003 and 2002. See further discussion in the “Other Revenues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The increases in the provision for credit losses in the years ended December 31, 2003 and 2002 primarily reflect increases in average owned business credit card receivables, partially offset by a reduction in the estimate of losses inherent in the portfolio based on the delinquency and principal charge-off trends and the current composition of the portfolio, as compared to prior periods. The increase in operating expenses for the year ended December 31, 2003 resulted from growth in owned and securitized receivables. The increase in operating expenses in 2002 as compared to 2001 resulted from growth in owned and securitized receivables and additional investments in initiatives to strengthen our position as a leading issuer of business credit cards to the small business market.

Venture Capital

The components of pretax loss for our Venture Capital segment for the years ended December 31 were as follows:

($ in thousands)	2003	2002	2001

Net interest expense	$(481)	$(711)	$(1,508)
Realized losses, net	(1,809)	(48)	(9,296)
Unrealized losses, net	(2,034)	(6,860)	(19,583)
Other revenues	0	16	27
Operating expenses	(2,800)	(2,498)	(2,798)

Pretax loss	$(7,124)	$(10,101)	$(33,158)

      As shown in the table above, pretax loss for our Venture Capital segment is comprised primarily of realized and unrealized losses on our venture capital investments, which reflect the market conditions for those investments in each respective period, and operating expenses. The estimated fair value of our venture capital investments was $9.5 million at December 31, 2003 and $13.5 million at December 31, 2002. Operating expenses for the year ended December 31, 2003 include approximately $410 thousand of lease termination costs incurred in the second quarter of 2003 relating to office space formerly used in our venture capital operations.

      We closed an operational location of our Venture Capital segment in the first quarter of 2004. We expect to incur higher expenses in the Venture Capital segment in the first quarter of 2004 due to this closure, and then lower expenses thereafter.

Interest Income and Expense

Interest income increased by $4.8 million to $108.4 million for the year ended December 31, 2003 as compared to 2002. The average yield earned on our business credit card receivables decreased in 2003 as compared to 2002 as a result of our competitively-priced offerings and products. In addition, yields on federal funds sold and investments decreased due primarily to the prevailing interest rate environment. The decrease in yields was more than offset by an increase in average interest-earning assets of $286 million in the year ended December 31, 2003, resulting in an increase in interest income.

      Interest income decreased by $24.3 million to $103.6 million for the year ended December 31, 2002 as compared to 2001. The decrease in interest income in 2002 was due primarily to a decrease in the average yield earned on our investments and receivables as a result of the prevailing interest rate environment and our competitively-priced offerings and products, partially offset by an increase in average owned business credit card receivables of $90 million in the year ended December 31, 2002 as compared to 2001. Also contributing to the decrease in interest income was a decrease in average federal funds sold, restricted interest-bearing deposits and investments of $377 million for the year ended December 31, 2002 as compared to 2001. These assets decreased as excess liquid assets resulting from the Mortgage Transaction in the first quarter of 2001 were deployed.

      For the year ended December 31, 2003, interest expense increased by $728 thousand to $48.3 million as compared to the year ended December 31, 2002. The increase in interest expense in 2003 was due to increases in our average interest-bearing liabilities outstanding, partially offset by a decrease in our average cost of funds. Our average outstanding deposits and debt increased $305 million in the year ended December 31, 2003 as compared to 2002. Our average cost of funds decreased from 5.17% for the year ended December 31, 2002 to 3.80% for the year ended December 31, 2003. The decrease in our average cost of funds is primarily a result of the prevailing interest rate environment, partially offset by an increase in the weighted average maturity of our debt securities at the time of origination and our deposit origination strategy related to funding and growth in average on-balance sheet assets during 2003.

      For the year ended December 31, 2002, interest expense decreased by $34.9 million to $47.6 million as compared to the year ended December 31, 2001. The decrease in interest expense in 2002 was due to a reduction in average outstanding deposits and debt and a decrease in our average cost of funds. In 2001 we sold $389.7 million of our deposit liabilities, paid off substantially all of our outstanding medium-term notes, reduced our outstanding retail notes and reduced debt and deposits by $1.1 billion. Also in 2001, Advanta National Bank suspended originations of deposit accounts. Our average cost of funds decreased from 7.24% for the year ended December 31, 2001 to 5.17% for the year ended December 31, 2002.

      Excess liquid assets resulting from the Mortgage Transaction in the first quarter of 2001 were held in short-term, high quality investments until they could be deployed. As a result, we had interest expense in excess of interest income on this excess liquidity that was unrelated to the funding of our Advanta Business Cards or Venture Capital segments. We did not incur net interest expense unrelated to the funding of our Advanta Business Cards or Venture Capital segments in the year ended December 31, 2003 since the excess liquid assets described above were deployed as of December 31, 2002.

      The following table provides an analysis of interest income and expense data, average balance sheet data, net interest spread and net interest margin for both continuing and discontinued operations. The net interest spread represents the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin represents the difference between the yield on interest-

earning assets and the average rate paid to fund interest-earning assets. Interest income includes late fees on business credit card receivables.

Interest Rate Analysis and Average Balances

	Year Ended December 31,

	2003			2002			2001

	Average		Average	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Owned receivables:
Business credit cards (1)	$588,219	$83,511	14.20%	$472,103	$81,391	17.24%	$382,262	$75,998	19.88%
Other receivables	20,794	924	4.44	27,600	1,278	4.63	28,271	1,245	4.40

Total receivables	609,013	84,435	13.86	499,703	82,669	16.54	410,533	77,243	18.82
Federal funds sold	369,631	4,139	1.12	272,301	4,516	1.66	347,569	13,169	3.79
Restricted interest-bearing deposits	78,121	936	1.20	95,482	1,537	1.61	110,014	4,646	4.22
Tax-free investments (2)	707	54	7.64	1,281	84	6.56	4,295	392	9.13
Taxable investments	170,083	2,507	1.47	127,197	4,124	3.24	411,111	21,667	5.27
Retained interests in securitizations	140,127	16,311	11.64	96,185	10,658	11.08	84,028	10,084	12.00
Interest-earning assets of discontinued operations	62,775	7,012	11.17	52,238	5,391	10.32	205,605	29,121	14.16

Total interest-earning assets (3)	1,430,457	$115,394	8.07%	1,144,387	$108,979	9.52%	1,573,155	$156,322	9.94%
Noninterest-earning assets	515,033			465,730			509,374

Total assets	$1,945,490			$1,610,117			$2,082,529

Interest-bearing liabilities:
Deposits:
Savings	$2,610	$34	1.31%	$168	$4	2.38%	$29,438	$1,472	5.00%
Time deposits under $100,000	428,268	13,207	3.08	329,414	13,675	4.15	478,381	30,307	6.34
Time deposits of $100,000 or more	507,172	14,174	2.79	316,827	12,528	3.95	381,078	22,134	5.81

Total deposits	938,050	27,415	2.92	646,409	26,207	4.05	888,897	53,913	6.07
Debt	318,026	20,337	6.39	304,893	23,043	7.56	482,801	45,700	9.47
Other borrowings	562	8	1.43	3,527	67	1.90	17,730	1,035	5.84

Total interest-bearing liabilities (4)	1,256,638	$47,760	3.80%	954,829	$49,317	5.17%	1,389,428	$100,648	7.24%
Non interest-bearing liabilities	260,807			193,182			188,126

Total liabilities	1,517,445			1,148,011			1,577,554
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp. (trust preferred securities)	100,000			100,000			100,000
Stockholders’ equity	328,045			362,106			404,975

Total liabilities and stockholders’ equity	$1,945,490			$1,610,117			$2,082,529

Net interest spread			4.27%			4.35%			2.70%

Net interest margin			4.73%			5.21%			3.54%

(1)	Interest income includes late fees for owned business credit card receivables of $6.7 million for the year ended December 31, 2003, $7.8 million for the year ended December 31, 2002 and $6.7 million for the year ended December 31, 2001.
(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.
(3)	Includes assets held and available for sale and nonaccrual receivables.
(4)	Includes funding of assets for both continuing and discontinued operations.

Interest Variance Analysis

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

	2003 vs. 2002				2002 vs. 2001

	Increase (Decrease) Due to				Increase (Decrease) Due to

	Changes	Changes	Changes in	Total	Changes	Changes	Changes in	Total
	in	in	Rate/	Increase	in	in	Rate/	Increase
($ in thousands)	Volume (1)	Rate (2)	Volume (3)	(Decrease)	Volume (1)	Rate (2)	Volume (3)	(Decrease)

Interest income from:
Owned receivables:
Business credit cards	$20,018	$(14,352)	$(3,546)	$2,120	$17,860	$(10,092)	$(2,375)	$5,393
Other receivables	(315)	(52)	13	(354)	(30)	65	(2)	33
Federal funds sold	1,616	(1,470)	(523)	(377)	(2,853)	(7,403)	1,603	(8,653)
Restricted interest-bearing deposits	(280)	(391)	70	(601)	(613)	(2,871)	375	(3,109)
Tax-free investments	(38)	14	(6)	(30)	(275)	(110)	77	(308)
Taxable investments	1,390	(2,251)	(756)	(1,617)	(14,962)	(8,346)	5,765	(17,543)
Retained interests in securitizations	4,869	539	245	5,653	1,459	(773)	(112)	574
Interest-earning assets of discontinued operations	1,087	444	90	1,621	(21,717)	(7,895)	5,882	(23,730)

Total interest income	$28,347	$(17,519)	$(4,413)	$6,415	$(21,131)	$(37,425)	$11,213	$(47,343)

Interest expense on:
Deposits:
Savings	$58	$(2)	$(26)	$30	$(1,464)	$(771)	$767	$(1,468)
Time deposits under $100,000	4,102	(3,525)	(1,045)	(468)	(9,445)	(10,477)	3,290	(16,632)
Time deposits of $100,000 or more	7,519	(3,675)	(2,198)	1,646	(3,733)	(7,088)	1,215	(9,606)
Debt	993	(3,567)	(132)	(2,706)	(16,848)	(9,221)	3,412	(22,657)
Other borrowings	(56)	(17)	14	(59)	(829)	(699)	560	(968)

Total interest expense	12,616	(10,786)	(3,387)	(1,557)	(32,319)	(28,256)	9,244	(51,331)

Net interest income	$15,731	$(6,733)	$(1,026)	$7,972	$11,188	$(9,169)	$1,969	$3,988

(1)	Equals change in volume multiplied by prior year rate.
(2)	Equals change in rate multiplied by prior year volume.
(3)	Equals change in rate multiplied by change in volume.

Provision and Allowance for Receivable Losses

For the year ended December 31, 2003, the provision for credit losses increased by $4.5 million to $45.4 million as compared to 2002. The increase is due primarily to growth in average owned business credit card receivables of $116 million in the year ended December 31, 2003 as compared to 2002. The impact of the growth in owned receivables was partially offset by a reduction in the estimate of losses inherent in the portfolio based on the improved delinquency and principal charge-off trends and the current composition of the portfolio as compared to 2002.

      For the year ended December 31, 2003, the provision for interest and fee losses, which is recorded as a direct reduction to interest and fee income, increased by $4.7 million to $11.6 million as compared to 2002. The increase was due to a change in income billing practice effective October 1, 2002 and the increase in average owned business credit card receivables. Prior to October 1, 2002, the billing and recognition of interest and fees was discontinued when the related receivable became 90 days past due or when the account was classified as fraudulent, bankrupt, deceased, hardship or credit counseling. Effective October 1, 2002, we continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses. The billing and recognition of interest and fees is still discontinued when the account is classified as fraudulent, bankrupt, deceased, hardship or credit counseling.

      For the year ended December 31, 2002, the provision for credit losses increased by $4.9 million to $40.9 million as compared to 2001, and the provision for interest and fee losses increased by $2.5 million to $6.9 million as compared to 2001. The provision for interest and fee losses in 2002 included a $698 thousand increase due to the change in income billing practice effective October 1, 2002 discussed above. The increase in both provisions reflected growth in average owned business credit card receivables of $90 million in the year ended December 31, 2002 as compared to 2001, partially offset by a reduction in our estimate of losses inherent in the portfolio based on improving delinquency and charge-off trends from April to December 2002 and the composition of the portfolio at December 31, 2002 as compared to our estimates at December 31, 2001. In 2001, we were anticipating worsening net charge-off rates for the first quarter of 2002 due to the composition and seasoning of the portfolio at December 31, 2001.

      The allowance for receivable losses on business credit card receivables was $47.0 million, or 9.08% of owned receivables, at December 31, 2003, as compared to $44.5 million, or 9.99%, at December 31, 2002. The decrease in the allowance for receivable losses as a percentage of owned business credit card receivables reflects our estimate of a lower level of inherent losses in the portfolio at December 31, 2003 and that the composition of the portfolio at December 31, 2003 consisted of more high credit quality customers than the portfolio at December 31, 2002.

      The allowance for receivable losses on other receivables was $1.4 million at December 31, 2003 and $1.7 million at December 31, 2002. The decrease is due to a decrease in other receivables and improvements in delinquency rates. The rate of other receivables 90 days or more delinquent was 0.66% at December 31, 2003 as compared to 3.11% at December 31, 2002.

      Owned business credit card receivables 90 or more days delinquent were 2.45% as a percentage of ending receivables at December 31, 2003 as compared to 2.69% at December 31, 2002. Owned business credit card receivables 30 or more days delinquent were 4.88% as a percentage of ending receivables at December 31, 2003 as compared to 5.26% at December 31, 2002. The improvements in delinquency rates are the result of the current composition of the portfolio and enhancements in the collections area of operations. In June 2000, we ceased origination of business credit card accounts with Fair, Isaac and Company (“FICO”) credit scores of less than 661. We estimated that charge-offs for accounts with FICO credit scores of less than 661 at origination reached their peak in the first quarter of 2002, based on the average age of those accounts. FICO scores can and do change over time, therefore FICO scores at the time of origination may not be indicative of the most recent distribution of FICO scores for the business credit card receivables portfolio. The following table provides a distribution of FICO scores at the time of origination at December 31.

	FICO Scores at Time of Origination on
	Owned Business Credit Card Receivables

	2003		2002

($ in thousands)	Receivables	Percentage	Receivables	Percentage
FICO Score Range	Balance	of Total	Balance	of Total

720 and Higher	$221,945	42.84%	$163,625	36.76%
661-719	261,166	50.41	239,296	53.76
600-660	32,768	6.33	39,507	8.88
Less than 600	421	0.08	614	0.14
No FICO Score	1,740	0.34	2,041	0.46

Total	$518,040	100.00%	$445,083	100.00%

      Our charge-off and re-age policies conform to the Uniform Retail Credit Classification and Account Management Policy, as well as the Credit Card Lending Guidance, issued by the Federal Financial Institutions Examination Council (“FFIEC”). Our charge-off policy for contractually delinquent business credit card accounts is to charge-off an unpaid receivable no later than the end of the month in which it becomes past due 180 cumulative days from the contractual due date. Our charge-off policy for bankrupt business credit card accounts is to charge-off the unpaid receivable within 60 days of receipt of notification of filing from the bankruptcy court or within the timeframes adopted in the FFIEC Uniform Retail Credit Classification and Account Management Policy, whichever is shorter. Prior to October 1, 2000, our policy was to charge-off bankrupt business credit card accounts within 90 days of receipt of notification.

      Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, and there may be month-to-month or quarterly variations in losses or delinquencies, we anticipate that the owned and managed net principal charge-off rates for the year ended December 31, 2004 will be lower than those experienced for the year ended December 31, 2003. This expectation is based upon the level of receivables 90 days or more delinquent and bankruptcy petitions at December 31, 2003 and the current composition of the portfolio that reflects our strategic initiative to selectively attract and retain more high credit quality customers.

      The following table provides credit quality data as of and for the year-to-date periods indicated for our owned receivable portfolio including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit cards and other receivables. Gross interest income that would have been recorded for nonaccrual receivables, had interest been accrued throughout the year in accordance with the assets’ original terms, was $2.6 million in 2003 and $4.6 million in 2002.

	December 31,

($ in thousands)	2003 (1)	2002 (1)	2001	2000 (2)	1999

Consolidated — Owned
Allowance for receivable losses	$48,454	$46,159	$41,971	$33,367	$14,865
Receivables 30 days or more delinquent	25,413	25,197	29,520	19,395	11,591
Receivables 90 days or more delinquent	12,808	12,755	14,474	9,090	5,215
Nonaccrual receivables	7,978	5,525	20,052	10,700	7,028
Accruing receivables past due 90 days or more	11,320	10,535	0	0	0
As a percentage of gross receivables:
Allowance for receivable losses	9.06%	9.81%	9.44%	9.29%	4.87%
Receivables 30 days or more delinquent	4.75	5.35	6.64	5.40	3.80
Receivables 90 days or more delinquent	2.39	2.71	3.26	2.53	1.71
Nonaccrual receivables	1.49	1.17	4.51	2.98	2.30
Accruing receivables past due 90 days or more	2.12	2.24	0.00	0.00	0.00
Net principal charge-offs	$43,704	$37,416	$27,372	$17,807	$12,500
As a percentage of average gross receivables:
Net principal charge-offs	7.18%	7.49%	6.67%	4.21%	5.44%

Business Credit Cards — Owned
Allowance for receivable losses	$47,041	$44,466	$41,169	$33,165	$14,663
Receivables 30 days or more delinquent	25,301	23,406	28,040	18,512	10,347
Receivables 90 days or more delinquent	12,696	11,959	13,891	8,530	4,595
Nonaccrual receivables	7,866	4,729	19,469	10,140	6,408
Accruing receivables past due 90 days or more	11,320	10,535	0	0	0
As a percentage of gross receivables:
Allowance for receivable losses	9.08%	9.99%	9.89%	9.90%	5.33%
Receivables 30 days or more delinquent	4.88	5.26	6.74	5.52	3.76
Receivables 90 days or more delinquent	2.45	2.69	3.34	2.55	1.67
Nonaccrual receivables	1.52	1.06	4.68	3.03	2.33
Accruing receivables past due 90 days or more	2.19	2.37	0.00	0.00	0.00
Net principal charge-offs	$43,670	$37,400	$27,369	$17,805	$10,103
As a percentage of average gross receivables:
Net principal charge-offs	7.42%	7.92%	7.16%	4.45%	4.76%

(1)	See “Interest and Fee Income on Receivables” in Note 2 to the consolidated financial statements for a discussion of the change in income billing practice effective October 1, 2002.

(2)	Effective October 1, 2000, business credit card charge-off statistics reflect the adoption of a new charge-off policy for bankruptcies. Bankrupt business credit cards are charged off within 60 days of receipt of notification of filing from the bankruptcy court or within the timeframes adopted by the FFIEC, whichever shorter. The previous policy was within 90 days of receipt of notification. Business credit card principal charge-offs for the year ended December 31, 2000 include a 0.2% acceleration of charge-offs in connection with the adoption of this policy.

Securitization Income

Securitization income was $122.8 million for the year ended December 31, 2003, $119.0 million for the year ended December 31, 2002 and $108.2 million for the year ended December 31, 2001. The increase in securitization income in 2003 as compared to 2002 was due to increased volume of securitized receivables, a decrease in the floating interest rates earned by noteholders and a decrease in the net principal charge-off rate on securitized receivables, partially offset by a decrease in yield on securitized receivables. The increase in securitization income in 2002 as compared to 2001 was due primarily to increased volume of securitized receivables. Securitization income in 2002 was also impacted by a decline in yields on securitized receivables, a decrease in the interest rate earned by noteholders, and an increased net charge-off rate on securitized receivables. These fluctuations in yields and rates are similar to those experienced in our owned business credit card receivables as discussed in the “Interest Income and Expense” and “Provision and Allowance for Receivable Losses” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Managed Business Credit Card Receivable Data

In addition to evaluating the financial performance of the Advanta Business Cards segment under generally accepted accounting principles (“GAAP”), we evaluate Advanta Business Cards’ performance on a managed basis. Our managed business credit card receivable portfolio is comprised of both owned and securitized business credit card receivables. We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Managed data presents performance as if the securitized receivables had not been sold. We believe that performance on a managed basis provides useful supplemental information because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables. Revenue and credit data on the managed portfolio provides additional information useful in understanding the performance of the retained interests in securitizations. The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

	Income Statement Measures and Statistics

					Advanta
	Advanta				Business
	Business	GAAP	Securitization		Cards	Managed
($ in thousands)	Cards GAAP	Ratio (3)	Adjustments		Managed	Ratio (3)

Twelve Months Ended December 31, 2003
Interest income	$99,822	13.71%	$350,334		$450,156	15.93%
Interest expense	44,201	6.07	39,649		83,850	2.97
Net interest income	55,621	7.64	310,685		366,306	12.96
Noninterest revenues	266,475	36.59	(131,147)		135,328	4.79
Provision for credit losses	45,670	6.27	179,538	(2)	225,208	7.97
Risk-adjusted revenues (1)	276,426	37.95	0		276,426	9.78
Average business credit card interest-earning assets	728,346		2,098,030		2,826,376
Average business credit card receivables	588,219		2,238,157		2,826,376
Net principal charge-offs	43,670	7.42	179,538		223,208	7.90

Twelve Months Ended December 31, 2002
Interest income	$92,049	16.20%	$318,970		$411,019	18.68%
Interest expense	36,845	6.48	38,923		75,768	3.44
Net interest income	55,204	9.71	280,047		335,251	15.24
Noninterest revenues	246,957	43.46	(123,765)		123,192	5.60
Provision for credit losses	40,006	7.04	156,282	(2)	196,288	8.92
Risk-adjusted revenues (1)	262,155	46.13	0		262,155	11.92
Average business credit card interest-earning assets	568,288		1,631,679		2,199,967
Average business credit card receivables	472,103		1,727,864		2,199,967
Net principal charge-offs	37,400	7.92	156,282		193,682	8.80

	Income Statement Measures and Statistics

				Advanta
	Advanta			Business
	Business	GAAP	Securitization	Cards	Managed
($ in thousands)	Cards GAAP	Ratio (3)	Adjustments	Managed	Ratio (3)

Twelve Months Ended December 31, 2001
Interest income	$86,925	18.64%	$293,824	$380,749	20.34%
Interest expense	33,504	7.19	65,857	99,361	5.31
Net interest income	53,421	11.46	227,967	281,388	15.03
Noninterest revenues	215,280	46.17	(111,746)	103,534	5.53
Provision for credit losses	35,373	7.59	116,221 (2)	151,594	8.10
Risk-adjusted revenues (1)	233,328	50.04	0	233,328	12.46
Average business credit card interest-earning assets	466,290		1,406,024	1,872,314
Average business credit card receivables	382,262		1,490,052	1,872,314
Net principal charge-offs	27,369	7.16	116,221	143,590	7.67

(1)	Risk-adjusted revenues represent net interest income and noninterest revenues, less provision for credit losses.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs.

(3)	Ratios are as a percentage of average business credit card interest-earning assets except net principal charge-off ratios, which are as a percentage of average business credit card receivables.

	Balance Sheet Measures and Statistics

				Advanta
	Advanta			Business
	Business	GAAP	Securitization	Cards	Managed
($ in thousands)	Cards GAAP	Ratio (2)	Adjustments	Managed	Ratio (2)

As of December 31, 2003 (1)
Number of business credit card accounts	786,700		N/A	786,700
Ending business credit card receivables	$518,040		$2,463,747	$2,981,787
Receivables 30 days or more delinquent	25,301	4.88%	148,177	173,478	5.82%
Receivables 90 days or more delinquent	12,696	2.45	74,762	87,458	2.93
Nonaccrual receivables	7,866	1.52	47,381	55,247	1.85
Accruing receivables past due 90 days or more	11,320	2.19	66,376	77,696	2.61

As of December 31, 2002 (1)
Number of business credit card accounts	780,326		N/A	780,326
Ending business credit card receivables	$445,083		$2,149,147	$2,594,230
Receivables 30 days or more delinquent	23,406	5.26%	136,128	159,534	6.15%
Receivables 90 days or more delinquent	11,959	2.69	69,335	81,294	3.13
Nonaccrual receivables	4,729	1.06	27,688	32,417	1.25
Accruing receivables past due 90 days or more	10,535	2.37	61,045	71,580	2.76

(1)	See “Interest and Fee Income on Receivables” in Note 2 to the consolidated financial statements for a discussion of the change in income billing practice effective October 1, 2002.

(2)	Ratios are as a percentage of ending business credit card receivables.

Servicing Revenues

Servicing revenues were $40.7 million for the year ended December 31, 2003, $34.0 million for the year ended December 31, 2002 and $29.2 million for the year ended December 31, 2001. The increases in servicing revenues in 2003 and 2002 were due to increased volume of securitized business credit card receivables.

Other Revenues

	Year Ended December 31,

($ in thousands)	2003	2002	2001

Interchange income	$118,294	$93,023	$80,721
Business credit cards cash back rewards	(19,400)	(2,500)	(467)
Business credit cards bonus mile rewards	(9,870)	(10,042)	(8,512)
Balance transfer fees	5,007	3,545	0
Other fee revenues	6,672	6,454	5,319
Investment securities losses, net	(3,651)	(6,169)	(26,227)
Cash advance fees	3,061	3,602	2,547
Valuation adjustments on other receivables held for sale	50	(1,085)	0
Loss on sale of deposits	0	0	(2,835)
Earnings allocable to partnership interest	3,150	0	0
Other	1,665	324	(9,077)

Total other revenues, net	$104,978	$87,152	$41,469

      Interchange income includes interchange fees on both owned and securitized business credit cards. The increases in interchange income for the years ended December 31, 2003 and 2002 as compared to prior periods were due primarily to higher transaction volume related to the increase in average owned and securitized business credit card receivables and accounts. The average interchange rate was 2.1% for the years ended December 31, 2003 and December 31, 2002 and 2.2% for the year ended December 31, 2001.

      Increases in business credit card cash back rewards for the years ended December 31, 2003 and 2002 as compared to prior periods were due primarily to an increase in average business credit card accounts in the cash back rewards programs and the corresponding transaction activity in those accounts. The majority of our account marketing campaigns in 2003 and 2002 have included cash back reward program offers. The decrease in business credit card bonus mile rewards for the year ended December 31, 2003 as compared to 2002 was due primarily to the changes in estimate discussed below, partially offset by an increase in average business credit card accounts in the bonus mile rewards programs and the corresponding transaction activity in those accounts. The increase in business credit card bonus mile rewards for the year ended December 31, 2002 as compared to 2001 was due to the increase in average business credit card accounts in the bonus mile rewards programs, partially offset by the change in estimate in 2002 discussed below.

      Through the second quarter of 2002, we estimated that 80% to 100% of cardholders for all rewards programs would ultimately claim rewards. In the third quarter of 2002, we revised our estimate of the percentage of cardholders that will ultimately claim bonus mile rewards based on experience for that program life-to-date. After this change in the third quarter of 2002, our estimated range of cardholders that would ultimately claim rewards for all programs was 70% to 100%. In the third quarter of 2003, we again revised our estimate of the percentage of cardholders that will ultimately claim rewards based on experience for those programs life-to-date. This change in the third quarter of 2003 resulted in an estimated range of cardholders that will ultimately claim rewards for all programs of 61% to 97%. In addition, in the first quarter of 2003, we changed the redemption terms of certain bonus mile reward programs resulting in a decrease in the anticipated costs of future reward redemptions for those programs. The impacts of the changes in estimate were increases in other revenues of approximately $2.8 million in the year ended December 31, 2003 and $1.9 million in the year ended December 31, 2002. The majority of the impact in both 2003 and 2002 related to bonus mile rewards programs. See Note 17 to the consolidated financial statements.

      The increases in other fee revenues for the years ended December 31, 2003 and 2002 as compared to prior periods were due primarily to higher transaction volume and income from marketing referrals, partially offset by a reduction in fee revenues related to credit protection products that resulted from the shift in our business credit card portfolio toward more high credit quality customers. Credit protection products have less appeal to higher credit quality customers.

      The increases in balance transfer fees for the years ended December 31, 2003 and 2002 as compared to prior periods were due primarily to an increase in balance transfer promotional offers included in our marketing campaigns that resulted in a higher volume of balance transfers. In connection with offering promotional pricing on balance transfers, we began assessing balance transfer fees to cardholders in the first quarter of 2002.

      Investment securities losses, net, primarily represent realized and unrealized gains and losses in venture capital investments reflecting the market conditions for the investments. Investment securities losses, net, also include net realized gains on other investments of $192 thousand for the year ended December 31, 2003, $738 thousand for the year ended December 31, 2002 and $2.7 million for the year ended December 31, 2001.

      The decrease in cash advance fees for the year ended December 31, 2003 as compared to 2002 was due primarily to a decrease in the average fee charged on cash advance transactions due to promotional offers, partially offset by an increase in the number of cash advance transactions resulting from the promotional offers. The increase in cash advance fees for the year ended December 31, 2002 as compared to 2001 was due primarily to an increase in the number of cash advance transactions as a result of enhanced marketing programs.

      In the second quarter of 2001, we sold $389.7 million of deposit liabilities, resulting in a $2.8 million loss.

      In the year ended December 31, 2003, we recognized an estimated $3.2 million of earnings allocable to our partnership interest in Fleet Credit Card Services, L.P. Cumulative estimated earnings allocable to our partnership interest as of December 31, 2002 were included in the calculation of loss on transfer of consumer credit card business in 2003 as a result of the trial court ruling on January 22, 2003. See Note 11 to the consolidated financial statements.

      Other for the year ended December 31, 2003 includes $1.0 million of ticket and sponsorship revenues associated with hosting a tennis event in 2003.

      In the first quarter of 2001, we successfully negotiated an early termination of a strategic alliance to direct market auto insurance. Other for the year ended December 31, 2001 includes operating results of insurance operations, the impact of the termination of the auto insurance strategic alliance and $10 million of charges related to the write-off of insurance-related deferred acquisition costs that were unrealizable subsequent to the termination of the auto insurance strategic alliance.

Loss on Transfer of Consumer Credit Card Business

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court in connection with the transfer of our consumer credit card business in 1998. See Note 11 to the consolidated financial statements. On January 22, 2003, the trial court issued a ruling on all but one of the issues that were to be determined at trial, and ordered further briefing on the remaining outstanding issue. Effective December 31, 2002, we recognized a $43.0 million pretax charge representing the estimated impact of implementing the court’s January 2003 decisions. This charge was classified in continuing operations as a loss on transfer of consumer credit card business, consistent with the classification of the gain on transfer of consumer credit card business of $541 million in 1998. On November 7, 2003, the court ruled on the remaining outstanding issue, the method for calculating the interest to be awarded, and ordered the parties to submit revised calculations in accordance with this ruling before it issued a judgment. On February 2, 2004, the court issued its final judgment and order in this litigation. There was no impact to the results of our operations since, based on the final judgment and order, our reserves at December 31, 2003 were adequate.

Operating Expenses

	Year Ended December 31,

($ in thousands)	2003	2002	2001

Salaries and employee benefits	$76,062	$69,227	$59,823
Amortization of deferred origination costs, net	49,923	49,597	39,118
External processing	18,776	16,952	15,936
Marketing	15,749	11,061	10,574
Professional fees	13,770	12,818	15,320
Equipment	11,292	10,676	8,768
Occupancy	8,467	6,612	5,941
Credit	5,055	5,607	5,419
Telephone	3,707	4,145	2,404
Fraud	3,606	2,896	2,568
Postage	3,604	3,470	3,304
Insurance	4,257	2,870	4,607
Other	10,897	5,810	6,404

Total operating expenses	$225,165	$201,741	$180,186

      Salaries and employee benefits and fraud expense increased for the year ended December 31, 2003 as compared to 2002 due primarily to growth in owned and securitized business credit card receivables. Salaries and employee benefits, equipment, telephone and fraud expense increased for the year ended December 31, 2002 as compared to 2001 due primarily to growth in owned and securitized business credit card receivables and additional investments in initiatives to strengthen our position as a leading issuer of business credit cards to the small business market.

      Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over the privilege period of one year. Our average acquisition cost per account decreased in the year ended December 31, 2003 as compared to 2002 due to our competitively-priced offerings and products. The decrease in average acquisition cost did not result in a decrease in amortization of business credit card deferred origination costs for the year ended December 31, 2003 as compared to 2002, because we originated a significant volume of new accounts in the fourth quarter of 2002, and the costs to originate those accounts increased amortization expense throughout most of 2003. We expect amortization of business credit card deferred origination costs to be lower in the year ended December 31, 2004 as compared to 2003, based on the levels of deferred origination costs at December 31, 2003.

      The increase in amortization of business credit card deferred origination costs, net, for the year ended December 31, 2002 as compared to 2001, is attributable to our strategic initiative to selectively attract and retain more high credit quality customers and the competitive environment for credit card issuers. Effective July 1, 2002, we refined our estimate of the timing of when accounts are acquired to better match the resulting estimated period of benefit to the amortization of deferred acquisition costs. The impact of this change in estimate for the year ended December 31, 2002 was a decrease in amortization of business credit card deferred origination costs of $1.4 million. See Note 17 to the consolidated financial statements.

      External processing expense increased for the year ended December 31, 2003 as compared to 2002 due to growth in owned and securitized business credit card receivables, partially offset by a decrease in the effective rate as a result of meeting volume thresholds in the service agreement. External processing expenses in 2002 also reflect a reduction in the contract rate for these services in the first quarter of 2002.

      Marketing expense increased for the year ended December 31, 2003 as compared to 2002 due to Advanta’s sponsorship and advertising costs associated with tennis events in 2003, and also due to our development of programs to originate new customers and our customer relationship management initiatives to enhance and maintain our relationships with existing high credit quality business credit card customers, including marketing programs to stimulate usage, enhance customer loyalty and retain existing accounts. The increase in marketing expense for the year ended December 31, 2002 as compared to 2001 also resulted from our strategic initiative to selectively attract and retain more high credit quality customers and the competitive environment for credit card issuers, partially offset by decreased origination activities in our retail note program as a result of our high liquidity position subsequent to the Mortgage Transaction in 2001.

      Professional fees increased for the year ended December 31, 2003 as compared to 2002 due primarily to an increase in the use of external consultants for certain initiatives associated with our origination and retention of relationships with high credit quality customers. Professional fees decreased for the year ended December 31, 2002 as compared to 2001 due primarily to a reduction in legal expenses related to the timing of litigation activity.

      Equipment expense increased for the year ended December 31, 2003 as compared to 2002 due to an increase in technology costs, including a licensing fee for automated transaction processing technology.

      Occupancy expense increased for the year ended December 31, 2003 as compared to 2002 due to additional office space that we began leasing in March 2003. In addition, occupancy expense for the year ended December 31, 2003 included approximately $410 thousand of lease termination costs paid relating to office space formerly used in our venture capital operations.

      Credit expense decreased for the year ended December 31, 2003 as compared to 2002 due to a shift in the types of recoveries. There was an increase in the proportion of total recoveries collected through sales of pools of charged-off accounts and a decrease in the proportion collected through outsourced individual account recovery efforts. The decrease in credit expense was partially offset by an increase in credit expense related to additional services from credit information service providers. Credit expense increased for the year ended December 31, 2002 as compared to 2001 due to growth in the volume of charged-off accounts, partially offset by the shift in the types of recoveries.

      Telephone expense decreased for the year ended December 31, 2003 as compared to 2002 due primarily to a reduction in contract rate charged by one of our service providers that was effective February 2003.

      Insurance expense increased for the year ended December 31, 2003 as compared to 2002 due primarily to an increase in directors’ and officers’ professional liability insurance costs as a result of market rates for this type of insurance. The decrease in insurance expense for the year ended December 31, 2002 as compared to 2001 is primarily a result of a decrease in FDIC insurance costs on deposit liabilities. Our FDIC insurance costs decreased due to the significant reduction in our outstanding deposits at Advanta National Bank subsequent to the Mortgage Transaction, and due to a decrease in the insurance assessment rate at Advanta Bank Corp. In addition, insurance expense for the year ended December 31, 2002 includes a $382 thousand reduction of our estimated liability related to worker’s compensation insurance.

      Other operating expenses increased for the year ended December 31, 2003 as compared to the year ended 2002 due to growth in owned and securitized business credit card receivables, an increase in charitable contributions and increased travel expenses. Also, other operating expenses for the year ended December 31, 2002 were reduced by a $1.1 million decrease in litigation reserves resulting from a reduction of damages in a jury verdict in July 2002 related to an executive’s termination of employment.

      Other operating expenses for the year ended December 31, 2001 include a $2.2 million cash rebate related to prior periods’ business credit card processing costs.

Unusual Charges

Subsequent to our exit from the mortgage business and discontinuance of our leasing business in the first quarter of 2001, we implemented a plan to restructure our corporate functions to a size commensurate with our ongoing businesses and incurred certain other unusual charges related to employee costs. Costs associated with these activities included $27.3 million of employee costs, $11.9 million of expenses associated with exited businesses/products and $2.6 million of asset impairments. These costs are classified as unusual charges on the consolidated income statements for the year ended December 31, 2001. All payments related to these costs were completed by September 30, 2002. For further detail and discussion, see Note 18 to the consolidated financial statements. The restructuring activities had no significant impact on operations while they were ongoing. Due to the termination of employees and the write-off or write-down of assets previously deployed in connection with exited businesses, we expected and realized lower personnel expenses in the support functions in the 12 months following the charges, and expect to realize lower depreciation and amortization expense over the following 5-7 years. We also expected and realized the elimination of the costs of the contractual commitments associated with exited business products from future operating results over the estimated timeframe of the contracts.

Income Taxes

Income tax expense from continuing operations was $18.9 million and our effective tax rate was 38.5% for the year ended December 31, 2003. We estimate our effective tax rate will increase to 39.5% in 2004 due primarily to anticipated higher state income taxes.

      We reported a pretax loss for the year ended December 31, 2002 as a result of the $43.0 million charge related to the ruling in the litigation associated with the transfer of our consumer credit card business in 1998. See Note 11 to the consolidated financial statements. Since the gain on the transfer of our consumer credit card business of $541 million in 1998 was not subject to income tax, the $43.0 million charge in 2002 did not result in a tax benefit. As a result, we reported income tax expense from continuing operations of $17.2 million for the year ended December 31, 2002. Our effective tax rate, excluding the $43.0 million charge, was 38.5% for the year ended December 31, 2002.

      We reported a pretax loss for the year ended December 31, 2001 as a result of unusual charges, valuation adjustments on venture capital investments and the loss on the discontinuance of the leasing business in 2001. A valuation allowance was provided against a portion of the resulting deferred tax asset given our pre-existing net operating loss carryforwards and the uncertainty of the realizability of the incremental deferred tax asset, resulting in an effective tax rate of 28.3% for income from continuing operations for 2001.

      At December 31, 2003, net operating loss carryforwards were $547 million. The scheduled expirations of these net operating loss carryforwards were as follows at December 31, 2003 ($ in thousands):

Year Ended December 31,
2018	$289,306
2019	40,487
2020	1,427
2021	215,374

      We utilized net operating loss carryforwards of $70 million in 2003 and $81 million in 2002. See Note 11 to the consolidated financial statements for a discussion of tax matters currently before the Internal Revenue Service Regional Office of Appeals.

Discontinued Operations

For the year ended December 31, 2003, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $2.0 million. The components of this net loss include a pretax loss on the discontinuance of the mortgage business of $2.6 million, a pretax loss on the discontinuance of our leasing business of $600 thousand, and a tax benefit of $1.2 million. The loss on the discontinuance of the mortgage business represents an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to a lengthening of the anticipated timeframe of the resolution for those contingent liabilities, including an extension of the discovery process and a delay in the scheduled trial date in the litigation with Chase Manhattan Mortgage Corporation. The loss on the discontinuance of the leasing business represents an adjustment in our estimate of operating results of the leasing segment over the remaining life of the lease portfolio. The decrease in estimated operating results of the leasing segment was primarily associated with an unfavorable sales tax assessment, partially offset by favorable credit performance on the leasing portfolio.

      In the year ended December 31, 2003, we sold two buildings formerly used in our mortgage business that were classified as assets from discontinued operations on the consolidated balance sheets. Proceeds from the sale were approximately $27 million.

      For the year ended December 31, 2002, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $8.6 million. The components of this net loss include a pretax charge of $7.5 million for a litigation settlement related to a mortgage loan servicing agreement termination fee collected in December 2000, a $17.8 million pretax charge primarily related to an increase in our estimated costs of mortgage business-related contingent liabilities, an $11.3 million pretax gain on leasing discontinuance, and a tax benefit of $5.4 million. The $17.8 million charge related primarily to an increase in our estimated 2002 and future costs of mortgage business-related contingent liabilities in connection with (1) contingent liabilities and litigation costs arising from the operation of the mortgage business prior to the Mortgage Transaction that were not assumed by the buyer, and (2) costs related to Advanta’s litigation with Chase Manhattan Mortgage Corporation in connection with the Mortgage Transaction. The change in estimate reflected the legal and consulting fees and other costs that we expected to incur based on the levels of contingent liabilities and expense rates, expected recoveries from insurance reimbursements and considered the status of the discovery process associated with the Mortgage Transaction litigation. The $11.3 million pretax gain on leasing discontinuance represented a revision in the estimated operating results of the leasing segment over the remaining life of the lease portfolio due primarily to favorable credit performance. The leasing portfolio performed favorably as compared to the expectations and assumptions established in 2001. This improvement was the result of successfully obtaining a replacement vendor to service leased equipment for a former leasing vendor that had filed for bankruptcy protection, and operational improvements in the leasing collections area.

      For the year ended December 31, 2001, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $31.6 million. The components of this net loss include a pretax gain on the Mortgage Transaction of $20.8 million, a pretax loss on the discontinuance of our leasing business of $45.0 million, and a tax provision of $7.4 million. The gain on the Mortgage Transaction does not reflect any impact from the post-closing adjustment process that has not yet been completed due to litigation related to the Mortgage Transaction. See Note 11 to the consolidated financial statements. The $45.0 million pretax loss on the discontinuance of the leasing business in 2001 was due to a change in estimate of the operating results of the leasing segment over the remaining life of the lease portfolio. The change in estimate was needed due to an increase in estimated credit losses expected throughout the remaining term of the leasing portfolio based on credit loss experience in 2001. A principal factor contributing to the increased credit losses in 2001 was that one of our former leasing vendors had filed for bankruptcy protection and this vendor’s financial problems were impacting its ability to service the leased equipment in a segment of our leasing portfolio. This vendor was unique from our other leasing vendors in that it had a significant servicing relationship with our customers and the equipment under lease provided fee revenue to our customers for usage. Also, our contract with the vendor provided that the vendor would provide a guaranty if the performance of the leases did not meet certain criteria. This guaranty was considered when underwriting the leases.

      Loss from discontinued operations, net of tax, was $8.4 million for the period from January 1, 2001 through February 28, 2001, the effective date of the Mortgage Transaction.

Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At December 31, 2003, off-balance sheet securitized receivables represented 62% of our funding. These transactions enable us to limit our credit risk in the securitized receivables to the amount of our retained interests in securitizations. We had securitized business credit card receivables of $2.5 billion at December 31, 2003 and $2.1 billion at December 31, 2002.

      We generally retain an interest in securitized receivables in the form of cash reserve accounts, retained interest-only strips and subordinated trust assets related to securitizations. Subordinated trust assets represent an ownership interest in the securitized receivables that is subordinated to the other investors’ interests. Retained interests in securitizations serve as credit enhancement to the investors’ interests in the securitized receivables. We had $150.0 million of retained interests in securitizations at December 31, 2003 and $113.4 million at December 31, 2002. The fair values of retained interests in securitizations are dependent upon the performance of the underlying securitized receivables. Our retained interests in securitizations entitle us to the excess spread on the receivables. Excess spread represents income-related cash flows on securitized receivables (interest, interchange and fees) net of noteholders’ interest, servicing fees, and credit losses. If the income-related cash flows on securitized receivable do not exceed the other components of the excess spread, the value of our retained interests will decline, potentially to zero.

      The following table summarizes the business credit card securitization data including income and cash flows for the years ended December 31:

($ in thousands)	2003	2002	2001

Average securitized receivables	$2,238,157	$1,727,864	$1,490,052
Securitization income	122,816	118,976	108,186
Discount accretion	16,311	10,658	10,084
Interchange income	92,164	70,830	61,722
Servicing revenues	40,747	33,973	29,221
Proceeds from new securitizations	957,051	494,486	272,549
Proceeds from collections reinvested in revolving-period securitizations	4,475,645	3,964,178	3,283,737
Cash flows received on retained interests	287,926	205,027	175,445

      See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations at December 31, 2003 and 2002 and for the years ending December 31, 2003, 2002 and 2001. Our accounting policies related to securitization transactions are discussed in Note 2 to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The revolving periods of our securitizations extend to the following dates:

	Investor Principal
	Balance at	Scheduled End of
($ in thousands)	December 31, 2003	Revolving Period

Series 1997-A	$9,750	June 2004
Series 2000-C	400,000	January 2005
Series 2001-A	300,000	July 2007
Series 2002-A	300,000	September 2004
Series 2003-A	400,000	May 2005
Series 2003-B	300,000	September 2005
Series 2003-C	300,000	November 2004
Series 2003-D	400,000	February 2006

      In addition to investor principal balance, our securitized business credit card receivables include billed interest and fees of $54.0 million on those accounts at December 31, 2003.

      When a business credit card securitization series is in its revolving period, principal collections on securitized receivables allocated to that series are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a series of our securitization trust starts its amortization period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables in a series during its amortization period, we need to replace that amount of funding. The revolving periods for each series, except Series 1997-A, may be extended for up to seven months past the scheduled dates in the table above, if the payment rates on the receivables in the trust meet certain thresholds.

      We have a $280 million committed commercial paper conduit facility that provides off-balance sheet funding, none of which was used at December 31, 2003. Upon the expiration of this facility in June 2004, management expects to obtain the appropriate level of replacement funding under similar terms and conditions. At December 31, 2002, $330 million of business credit card receivables were securitized through a commercial paper conduit facility.

      In the year ended December 31, 2003, we completed four public business credit card securitizations to accommodate the growth in our business credit card receivables and to replace the funding provided by the Series 2000-A and 2000-B business credit card securitizations. Our $157 million Series 2000-A business credit card securitization started its scheduled amortization period in February 2003 and the noteholders were paid in full in April 2003. Our $600 million Series 2000-B business credit card securitization started its scheduled amortization period in April 2003 and the noteholders were paid in full in July 2003. The increase in on-

balance sheet assets during the Series 2000-B amortization period was primarily funded through an increase in deposits.

      We currently anticipate completing one public business credit card securitization in 2004 based on the planned level of growth in business credit card receivables. We expect the 2004 securitization transaction to be completed under similar terms and conditions as the public securitization completed in the fourth quarter of 2003.

      The securitization agreements contain conditions that would trigger an early amortization event. An early amortization event would result in the end of the revolving period prior to the expected dates above, which would require us to find an alternate means of funding new receivables generated on existing business credit card accounts. The conditions to trigger an early amortization event include the failure to make payments under the terms of the agreement, or the insolvency or other similar event of Advanta Bank Corp. An early amortization event would also be triggered for each individual series if the three-month average excess spread percentage was not maintained at a level greater than 0% for that series. At December 31, 2003, our three-month average excess spread was at least 10.65% for each series. Based on the current levels of excess spread, our financial condition and other considerations, management believes that it is unlikely that the trust or any individual series will have an early amortization event. The business credit card securitization agreements do not have any provisions or conditions involving the debt rating of Advanta Corp.

      In June 2003, the FASB issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets — An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. The changes would also help to ensure that variable interest entities will not qualify for the qualifying special-purpose entity exception to FASB Interpretation No. 46, as revised, if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In January 2004, the FASB announced plans to issue a revised exposure draft in the first quarter of 2004 and a final statement in the second quarter of 2004. Management will evaluate any potential impact of this revised proposed statement when it is available.

Obligations under Guarantees

In the normal course of business, we enter into agreements pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. These indemnification obligations typically arise in the context of contracts entered into by us to, among other things, purchase or sell assets or services, service assets (including for unaffiliated third parties), buy or lease real property and license intellectual property. The contracts we enter into in the normal course of business generally require us to hold the other party harmless against losses arising from a breach of a representation, warranty or covenant. Under the indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular contract, and the procedures typically allow us to challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement. Also, in connection with the securitization of receivables, we enter into agreements pursuant to which we agree to indemnify other parties to these transactions. The agreements contain standard representations and warranties about the assets and include indemnification provisions under certain circumstances involving a breach of these representations or warranties. In connection with the securitization transactions we also include indemnifications that protect other parties to the transactions upon the occurrence of certain events such as violations of securities law and certain tax matters. Contingencies triggering material indemnification obligations have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements described above are low risk, and pervasive, and we consider them to have a remote risk of loss. Maximum exposure to loss is not possible to estimate due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement.

      In connection with our exit from certain businesses, we have entered into agreements that include customary indemnification obligations to the other parties. Litigation relating to indemnification provisions of transaction agreements governing the Consumer Credit Card Transaction and the Mortgage Transaction is described in Note 11 to the consolidated financial statements. In general, the agreements we have entered into in connection with our disposition of assets, liabilities and/or businesses provide that we will indemnify the other parties to the transactions for certain losses relating to the assets, liabilities or business acquired by them. The obligations to indemnify are transaction and circumstance specific, and in most cases the other party must suffer a minimum threshold amount of losses before our indemnification obligation is triggered. Under the indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular contract, and the procedures typically allow us to challenge the other party’s claims. It is not possible to determine the maximum potential amount of future payments under these or similar arrangements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. There are no amounts reflected on the consolidated balance sheets at December 31, 2003 or 2002 related to these indemnifications.

      See Note 22 to the consolidated financial statements for discussion of parent guarantees of subsidiary obligations.

Preferred Securities Trust

We own 100% of a statutory business trust that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. The trust was deconsolidated from our balance sheet effective December 31, 2003, in connection with our adoption of FIN 46, as revised. As a result of the deconsolidation, the consolidated balance sheet at December 31, 2003 includes subordinated debt payable to preferred securities trust of $103 million and an equity investment in the trust of $3 million, rather than $100 million of trust preferred securities. The trust was established in 1996 as a financing vehicle and we used the proceeds from the issuance of the trust preferred securities for general corporate purposes. The assets of the trust consist of $103 million of 8.99% junior subordinated debentures issued by Advanta Corp. due December 17, 2026. The trust preferred securities are subject to mandatory redemption upon the optional prepayment by Advanta Corp. of the junior subordinated debentures at any time on or after December 17, 2006 at an amount per trust preferred security equal to 104.495% of the principal amount plus accrued and unpaid distributions. This amount declines ratably on each December 17 thereafter to 100% on December 17, 2016. Dividends on the trust preferred securities are cumulative, payable semi-annually in arrears at an annual rate of 8.99%. The trust has no operations or assets separate from its investment in the junior subordinated debentures.

      Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. At December 31, 2003, the maximum amount of the undiscounted future payments that Advanta Corp. could be required to make under this guarantee was $307 million, representing the amount of trust preferred securities outstanding of $100 million at December 31, 2003 and future dividends of approximately $9 million per year through December 2026. Our consolidated balance sheet at December 31, 2003 reflects the subordinated debt payable to the trust of $103 million.

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

      We are exposed to equity price risk on the equity securities in our investments available for sale portfolio. We typically do not attempt to reduce or eliminate the market exposure on equity investments. A 20% adverse change in equity prices would result in an approximate $4.0 million decrease in the fair value of our equity investments at December 31, 2003. A 20% adverse change would have resulted in an approximate $4.1 million decrease in fair value at December 31, 2002.

      Financial performance variability as a result of fluctuations in interest rates is commonly called interest rate risk. Interest rate risk generally results from mismatches in the timing of asset and liability repricing (gap risk) and from differences between the repricing indices of assets and liabilities (basis risk). We regularly evaluate our market risk profile and attempt to minimize the impact of interest rate risk on net interest income, securitization income and net income. In managing interest rate risk exposure, we may periodically securitize receivables, sell and purchase assets, alter the mix and term structure of our funding base, change our investment portfolio, or use derivative financial instruments. Derivatives are not used for trading or speculative activities. There were no interest rate swaps or other derivatives outstanding related to continuing operations at December 31, 2003 or 2002 or during the years then ended.

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

      We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We also measure the effect of interest rate risk on our managed net interest income, which includes net interest income on owned assets and net interest income on securitized receivables. The measurement of managed net interest income in addition to net interest income on owned assets is meaningful because our securitization income fluctuates with yields on securitized receivables and interest rates earned by noteholders. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income as compared to a base case scenario. At December 31, we estimated that our owned net interest income and managed net interest income would change as follows over a twelve-month period:

	2003	2002

Estimated percentage increase (decrease) in owned net interest income:
Assuming 200 basis point increase in interest rates	11%	16%
Assuming 200 basis point decrease in interest rates	3%	3%
Estimated percentage increase (decrease) in managed net interest income:
Assuming 200 basis point increase in interest rates	(2)%	(4)%
Assuming 200 basis point decrease in interest rates	8%	9%

      Our business credit card receivables include interest rate floors that cause our managed net interest income to rise in the declining rate scenario. Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the cardholder pays their balance in full each month resulting in an effective fixed yield of 0%. Changes in the composition of our balance sheet, the current interest rate environment and the lower average interest rate on our deposit portfolio at December 31, 2003 as compared to December 31, 2002, have also impacted the results of the owned and managed net interest income sensitivity analyses.

      The above estimates of net interest income sensitivity alone do not provide a comprehensive view of our exposure to interest rate risk. The quantitative risk information is limited by the parameters and assumptions utilized in generating the results. These analyses are useful only when viewed within the context of the parameters and assumptions used. The above rate scenarios do not reflect management’s expectation regarding the future direction of interest rates, and they depict only two possibilities out of a large set of possible scenarios.

Liquidity, Capital Resources and Analysis of Financial Condition

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.’s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to a diversity of funding sources as described below, and had a high level of liquidity at December 31, 2003. At December 31, 2003, we had $258 million of federal funds sold, $215 million of receivables held for sale, and $195 million of investments which could be sold to generate additional liquidity.

      Components of funding were as follows at December 31:

	2003		2002

($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables (1)	$2,371,819	62%	$2,172,266	60%
Deposits	672,204	18	714,028	19
Debt	314,817	8	315,886	9
Subordinated debt payable to preferred securities trust	103,093	3	0	0
Trust preferred securities	0	0	100,000	3
Equity	341,207	9	321,313	9

Total	$3,803,140	100%	$3,623,493	100%

(1)	Includes both off-balance sheet business credit card receivables and off-balance sheet lease receivables related to discontinued operations, if applicable. Excludes our ownership interest in the investor principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations or assets of discontinued operations.

      Our ratio of equity to on-balance sheet assets was 20.22% at December 31, 2003 as compared to 19.11% at December 31, 2002. The ratio of equity, including subordinated debt payable to preferred securities trust, to on-balance sheet assets was 26.33% at December 31, 2003. In managing our capital needs, we also consider our ratio of equity to managed assets, since our on-balance sheet assets include retained interests in securitizations that serve as credit enhancement to the investors’ interests in the securitized receivables. Our ratio of equity to managed assets was 8.41% at December 31, 2003 as compared to 8.34% at December 31, 2002. The ratio of equity, including subordinated debt payable to preferred securities trust, to managed assets was 10.94% at December 31, 2003. We calculate managed assets as follows:

	December 31,

($ in thousands)	2003	2002

Total on-balance sheet assets	$1,687,623	$1,681,613
Off-balance sheet securitized receivables	2,371,819	2,172,266

Managed assets	$4,059,442	$3,853,879

     Off-Balance Sheet Securitized Receivables

As shown in the components of funding table above, off-balance sheet securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. See the “Off-Balance Sheet Arrangements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of off-balance sheet securitizations and their impact on our liquidity, capital resources and financial condition.

     Deposits, Debt and Equity

We continue to offer unsecured debt securities of Advanta Corp., in the form of RediReserve Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer frequently, depending on market conditions and our funding needs. At December 31, 2003, $315 million of RediReserve Certificates and Investment Notes were outstanding with interest rates ranging from 0.75% to 11.56%. In 2002, we began to lengthen the maturities of our unsecured debt securities to enhance our liquidity management and to take advantage of the lower interest rate environment. Debt maturing in one year or less totaled $159 million at December 31, 2003, as compared to $207 million at December 31, 2002. Based on anticipated liquidity needs, we plan to reduce originations of retail notes in 2004.

      In the first quarter of 2001, after consideration of the parent liquidity and the capital requirements for the ongoing business, the Board of Directors of Advanta Corp. authorized management to purchase up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our trust preferred securities, or some combination thereof. In August 2002, the Board of Directors authorized the purchase of up to an additional 1.5 million shares of Advanta Corp. common stock, bringing the total authorization to up to 3.0 million shares. In 2003, we repurchased 434,132 shares of our Class A Common Stock and 315,250 shares of our Class B Common Stock, which substantially completed our purchases under these authorizations.

     Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2003 by period.

	Payments Due by Period

		Less than
		or equal to	1-3	3-5	After 5
($ in thousands)	Total	1 year	years	years	years

Time deposits	$663,999	$576,601	$82,060	$5,338	$0
Debt	314,817	159,050	87,368	68,399	0
Subordinated debt payable to preferred securities trust	103,093	0	0	0	103,093
Operating leases	20,994	6,165	7,259	3,938	3,632
Purchase obligations	53,471	27,231	21,049	2,902	2,289

Total	$1,156,374	$769,047	$197,736	$80,577	$109,014

      We expect to fund commitments related to operating leases and purchase obligations with operating cash flows. Sources of operating cash flow include securitization of receivables, excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables. Uses of cash in operations include funding of receivables, operating expenses, interest expense and costs of rewards programs. Management expects to fund our deposit and debt obligations with replacement deposits or debt having similar terms and conditions. The subordinated debt payable to preferred securities trust is not due until 2026.

      We have commitments to purchase goods and services that are purchase obligations. These agreements are legally binding, specify all significant terms about the transaction and may be cancelable without notice or penalty. Certain agreements are cancelable with a specified notice period or penalty, however all contracts are reflected in the table above as if they will be performed for the full term of the agreement.

      We have a contract with a third party service provider to perform data processing and administrative functions associated with the servicing of our business credit card portfolio. This agreement is effective until December 31, 2005 and we are obligated to pay the greater of $4 million or 80% of the fees paid in the previous year on an annual basis. If the contract had been terminated on December 31, 2003, the liquidated damages upon termination would be approximately $2.2 million plus any costs incurred for programming in order to convert to a new third party service provider. We also have a contract with a third party communications provider for voice and data services, which is effective until February 28, 2007 with an annual minimum commitment of $3.5 million. The financial impact of the termination provisions of this contract is similar to utilizing the contract under its full term.

      In addition to these obligations, we have commitments to extend credit to our business credit card customers, representing unused lines of credit, of $6.7 billion at December 31, 2003 and $6.1 billion at December 31, 2002. Total lines of credit on our customers’ business credit cards were $9.7 billion at December 31, 2003 and $8.6 billion at December 31, 2002. We believe that our customers’ utilization of their lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date. We expect to fund the commitments to extend credit with the various components of funding described above, similar to the funding of other new receivables.

     Litigation

On February 2, 2004, the court issued its final judgment and order in the Delaware Chancery Court litigation with Fleet. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the restricted escrow account to an unrestricted cash account. The escrow account was included in restricted interest-bearing deposits on the consolidated balance sheets. In accordance with the court’s order, the payment to Fleet was net of amounts due to Advanta from Fleet. As a result of the court’s order and payment to Fleet in February 2004, there will be a decrease in other assets and other liabilities as of the payment date. There was no impact to the results of our operations since, based on the final judgment and order, our reserves at December 31, 2003 were adequate.

      Advanta Corp. and its subsidiaries are involved in other litigation, including other litigation with Fleet and litigation relating to the Mortgage Transaction, class action lawsuits, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to our exit from that business in the first quarter of 2001. See Note 11 to the consolidated financial statements. Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our liquidity or capital resources based on our current expectations regarding the ultimate resolutions of these actions. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that the estimated cash flow related to these proceedings may change or that actual results will differ from our estimates.

     Other

In May 2003, we sold two buildings formerly used in our mortgage business that were classified as assets from discontinued operations on the consolidated balance sheet. The proceeds of approximately $27 million from the sale of the buildings increased our liquidity position. In addition, we sold two lots of real estate for $4.6 million.

      We are continuing to service the lease portfolio we retained upon the discontinuance of the leasing business. Based on the terms of the remaining lease receivables, we expect assets of discontinued operations to be less than $10 million by June 2005 and the wind down of the lease portfolio to be complete by January 2007. In 2003, we exercised clean-up call options on our remaining leasing securitization transactions that had $94 million of securitized leases outstanding. This resulted in net cash outflow of $28 million and a corresponding increase in assets of discontinued operations on the call dates. As a result of exercising these clean-up call options, we have no outstanding securitized leases at December 31, 2003.

     Restrictions at Subsidiaries and Undistributed Earnings of Limited Partnership Interest

Advanta Bank Corp. and Advanta National Bank are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. See “Part I, Item 1 — Government Regulation.”

      Advanta Bank Corp. issues and funds our business credit cards and is the servicer of our discontinued leasing business. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank’s operations are currently not material to our consolidated operating results. In connection with the Mortgage Transaction in the first quarter of 2001, we sought and received regulatory approval for a return of capital of $261 million from Advanta National Bank. Advanta National Bank paid no dividends to Advanta Corp. in 2003, 2002, or 2001. In 2001, Advanta Bank Corp. transferred certain assets as a dividend to Advanta Corp. The fair value of the assets at time of the dividend in 2001 was $91.4 million. There were no dividends from Advanta Bank Corp. to Advanta Corp. in 2003 or 2002.

      In 2000, Advanta National Bank reached agreements with its bank regulatory agency, primarily relating to the bank’s subprime lending operations. The agreements established temporary asset growth limits at Advanta National Bank, imposed restrictions on taking brokered deposits and required that Advanta National

Bank maintain certain capital ratios in excess of the minimum regulatory standards. In 2001, Advanta National Bank entered into an additional agreement with its regulatory agency regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction, and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to 12.7% for Tier 1 and total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement prohibits the payment of dividends by Advanta National Bank without prior regulatory approval. Management believes that Advanta National Bank was in compliance with its regulatory agreements at December 31, 2003.

      At December 31, 2003, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 26.28% as compared to 18.46% at December 31, 2002. Advanta Bank Corp.’s total capital ratio was higher at December 31, 2003 compared to December 31, 2002 due primarily to net income earned in 2003 and a lower level of risk-weighted assets. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action.

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

      Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. In 2003, insurance subsidiaries paid an extraordinary dividend of $9.6 million and a return of capital of $10.4 million to Advanta Corp. In 2002, insurance subsidiaries paid dividends to Advanta Corp. of $2.2 million. In 2001, Advanta Corp. received a return of capital from insurance subsidiaries of $57.5 million. Insurance subsidiaries also paid dividends to Advanta Corp. of $6.1 million in 2001.

      Total stockholders’ equity of our banking and insurance subsidiaries was $326 million at December 31, 2003, of which $210 million was restricted. At January 1, 2004, $116 million of stockholders’ equity of our bank and insurance subsidiaries was available for payment of cash dividends in 2004 under applicable regulatory guidelines without prior regulatory approval.

      In addition to dividend restrictions at banking and insurance subsidiaries, one of our other subsidiaries is subject to a minimum equity requirement as part of a transaction agreement. The total minimum equity requirement of this subsidiary was $10 million at December 31, 2003 and the subsidiary was in compliance with its minimum equity requirement. Also, we have an investment in a limited partnership, Fleet Credit Card Services, L.P., and estimated undistributed earnings allocable to our partnership interest were approximately $16.0 million at December 31, 2003.

      Management believes that the restrictions, for bank, insurance and other subsidiaries and undistributed earnings of our limited partnership interest, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

      Subordinated trust assets are a component of retained interest in securitizations and represent a significant portion of assets held at non-bank subsidiaries. At December 31, 2003, $82.2 million of subordinated trust assets held at non-bank subsidiaries were rated BB by Standard & Poors and Ba2 by Moody’s Investor Service and could be sold to generate additional liquidity to the parent company, Advanta Corp.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — ASSET/LIABILITY MANAGEMENT.”

Item 8.     Financial Statements and Supplementary Data

Advanta Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,

(In thousands, except share amounts)	2003	2002

ASSETS
Cash	$26,941	$14,834
Federal funds sold	258,311	332,257
Restricted interest-bearing deposits	77,872	79,449
Investments available for sale	222,624	171,222
Receivables, net:
Held for sale	214,664	177,065
Other	291,109	278,282

Total receivables, net	505,773	455,347
Accounts receivable from securitizations	244,337	198,238
Premises and equipment (at cost, less accumulated depreciation of $28,700 in 2003 and $26,959 in 2002)	20,414	25,496
Other assets	267,882	277,658
Assets of discontinued operations, net	63,469	127,112

Total assets	$1,687,623	$1,681,613

LIABILITIES
Deposits	$672,204	$714,028
Debt	314,817	315,886
Subordinated debt payable to preferred securities trust	103,093	0
Other liabilities	256,302	230,386

Total liabilities	1,346,416	1,260,300

Commitments and contingencies
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp. (trust preferred securities)	0	100,000
STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding — 1,010 shares in 2003 and 2002	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 10,041,017 shares in 2003 and 2002	100	100
Class B non-voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 20,542,097 shares in 2003 and 20,326,289 shares in 2002	206	204
Additional paid-in capital	245,295	243,910
Deferred compensation	(13,242)	(17,837)
Unearned ESOP shares	(10,387)	(10,831)
Accumulated other comprehensive income	63	186
Retained earnings	167,783	147,205
Treasury stock at cost, 434,132 Class A common shares and 3,197,614 Class B common shares in 2003; 2,896,112 Class B common shares in 2002	(49,621)	(42,634)

Total stockholders’ equity	341,207	321,313

Total liabilities and stockholders’ equity	$1,687,623	$1,681,613

See Notes to Consolidated Financial Statements.

Advanta Corp. and Subsidiaries

Consolidated Income Statements

	Year Ended December 31,

(In thousands, except per share amounts)	2003	2002	2001

Interest income:
Receivables	$84,435	$82,720	$77,799
Investments	7,615	10,226	40,052
Other interest income	16,311	10,658	10,084

Total interest income	108,361	103,604	127,935
Interest expense:
Deposits	26,024	23,825	43,968
Debt and other borrowings	22,284	23,755	38,502

Total interest expense	48,308	47,580	82,470

Net interest income	60,053	56,024	45,465
Provision for credit losses	45,423	40,906	35,976

Net interest income after provision for credit losses	14,630	15,118	9,489
Noninterest revenues:
Securitization income	122,816	118,976	108,186
Servicing revenues	40,747	33,973	29,221
Other revenues, net	104,978	87,152	41,469
Loss on transfer of consumer credit card business (See Note 11)	0	(43,000)	0

Total noninterest revenues	268,541	197,101	178,876
Expenses:
Operating expenses	225,165	201,741	180,186
Minority interest in income of consolidated subsidiary	8,880	8,880	8,880
Unusual charges	0	0	41,750

Total expenses	234,045	210,621	230,816

Income (loss) before income taxes	49,126	1,598	(42,451)
Income tax expense (benefit)	18,913	17,170	(11,995)

Income (loss) from continuing operations	30,213	(15,572)	(30,456)
Loss from discontinued operations, net of tax	0	0	(8,438)
Loss, net, on discontinuance of mortgage and leasing businesses, net of tax	(1,968)	(8,610)	(31,639)

Net income (loss)	$28,245	$(24,182)	$(70,533)

Basic income (loss) from continuing operations per common share
Class A	$1.19	$(0.69)	$(1.23)
Class B	1.29	(0.59)	(1.17)
Combined	1.25	(0.63)	(1.19)

Diluted income (loss) from continuing operations per common share
Class A	$1.16	$(0.69)	$(1.23)
Class B	1.23	(0.59)	(1.17)
Combined	1.21	(0.63)	(1.19)

Basic net income (loss) per common share
Class A	$1.11	$(1.03)	$(2.79)
Class B	1.21	(0.94)	(2.73)
Combined	1.17	(0.97)	(2.75)

Diluted net income (loss) per common share
Class A	$1.08	$(1.03)	$(2.79)
Class B	1.16	(0.94)	(2.73)
Combined	1.13	(0.97)	(2.75)

Basic weighted average common shares outstanding
Class A	9,028	9,152	9,101
Class B	14,999	15,909	16,581
Combined	24,027	25,061	25,682

Diluted weighted average common shares outstanding
Class A	9,028	9,152	9,101
Class B	15,908	15,909	16,581
Combined	24,936	25,061	25,682

See Notes to Consolidated Financial Statements.

Advanta Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

			Class	Class
		Class A	A	B	Additional
	Comprehensive	Preferred	Common	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Stock	Stock	Capital

Balance at December 31, 2000		$1,010	$100	$176	$220,371
Net income (loss)	$(70,533)
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $(1,379)	2,561

Comprehensive income (loss)	$(67,972)

Preferred and common cash dividends declared
Exercise of stock options				4	3,476
Stock option exchange for stock and restricted stock tender offer					934
Modification of stock options					1,966
Issuance of restricted stock				1	720
Amortization of deferred compensation
Forfeitures of restricted stock				(2)	(4,118)
Stock buyback
ESOP shares committed to be released					13

Balance at December 31, 2001		$1,010	$100	$179	$223,362
Net income (loss)	$(24,182)
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $577	(1,073)

Comprehensive income (loss)	$(25,255)

Preferred and common cash dividends declared
Exercise of stock options				1	362
Stock option exchange program stock distribution
Issuance of restricted stock				28	22,529
Amortization of deferred compensation
Forfeitures of restricted stock				(4)	(2,275)
Stock buyback
ESOP shares committed to be released					(68)

Balance at December 31, 2002		$1,010	$100	$204	$243,910
Net income (loss)	$28,245
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $66	(123)

Comprehensive income (loss)	$28,122

Preferred and common cash dividends declared
Exercise of stock options				3	2,310
Stock option exchange program stock distribution
Issuance of restricted stock				2	2,150
Amortization of deferred compensation
Forfeitures of restricted stock				(3)	(2,976)
Stock buyback
ESOP shares committed to be released					(99)

Balance at December 31, 2003		$1,010	$100	$206	$245,295

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Deferred	Accumulated
	Compensation	Other			Total
	& Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2000	$(19,050)	$(1,302)	$257,562	$(17,965)	$440,902
Net income (loss)			(70,533)		(70,533)
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $(1,379)		2,561			2,561
Comprehensive income (loss)
Preferred and common cash dividends declared			(7,659)		(7,659)
Exercise of stock options					3,480
Stock option exchange for stock and restricted stock tender offer	618			(2,152)	(600)
Modification of stock options					1,966
Issuance of restricted stock	(721)				0
Amortization of deferred compensation	3,256				3,256
Forfeitures of restricted stock	4,120				0
Stock buyback				(7,505)	(7,505)
ESOP shares committed to be released	418				431

Balance at December 31, 2001	$(11,359)	$1,259	$179,370	$(27,622)	$366,299
Net income (loss)			(24,182)		(24,182)
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $577		(1,073)			(1,073)
Comprehensive income (loss)
Preferred and common cash dividends declared			(7,983)		(7,983)
Exercise of stock options					363
Stock option exchange program stock distribution				542	542
Issuance of restricted stock	(22,557)				0
Amortization of deferred compensation	2,842				2,842
Forfeitures of restricted stock	1,941				(338)
Stock buyback				(15,554)	(15,554)
ESOP shares committed to be released	465				397

Balance at December 31, 2002	$(28,668)	$186	$147,205	$(42,634)	$321,313
Net income (loss)			28,245		28,245
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $66		(123)			(123)
Comprehensive income (loss)
Preferred and common cash dividends declared			(7,667)		(7,667)
Exercise of stock options					2,313
Stock option exchange program stock distribution				183	183
Issuance of restricted stock	(2,152)				0
Amortization of deferred compensation	4,105				4,105
Forfeitures of restricted stock	2,643				(336)
Stock buyback				(7,170)	(7,170)
ESOP shares committed to be released	443				344

Balance at December 31, 2003	$(23,629)	$63	$167,783	$(49,621)	$341,207

See Notes to Consolidated Financial Statements.

Advanta Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,

($ in thousands)	2003	2002	2001

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income (loss)	$28,245	$(24,182)	$(70,533)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	0	0	8,438
Loss, net, on discontinuance of mortgage and leasing businesses, net of tax	1,968	8,610	31,639
Investment securities losses, net	3,651	6,169	26,227
Valuation adjustments on other receivables held for sale	(50)	1,085	0
Loss on sale of deposits	0	0	2,835
Depreciation and amortization	8,440	8,479	7,959
Compensation expense on restricted stock	3,769	2,504	3,256
Provision for credit losses	45,423	40,906	35,976
Provision for interest and fee losses	11,623	6,889	4,404
Change in deferred origination costs, net of deferred fees	11,623	(9,910)	(6,556)
Change in receivables held for sale	(992,879)	(466,364)	(320,896)
Proceeds from sale of receivables held for sale	961,985	494,486	272,549
Change in accounts receivable from securitizations	(46,099)	(29,255)	(34,465)
Change in other assets and other liabilities	37,393	57,964	(15,144)

Net cash provided by (used in) operating activities	75,092	97,381	(54,311)

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	75,523	(67,861)	(219,863)
Purchase of investments available for sale	(828,404)	(503,723)	(1,144,064)
Proceeds from sales of investments available for sale	538,031	465,520	896,016
Proceeds from maturing investments available for sale	235,130	105,840	737,874
Change in receivables not held for sale	(88,151)	(99,032)	(68,593)
Purchases of premises and equipment, net	(2,968)	(8,253)	(7,698)

Net cash (used in) provided by investing activities	(70,839)	(107,509)	193,672

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Change in demand and savings deposits	(737)	(1,068)	(8,055)
Proceeds from issuance of time deposits	580,429	412,170	724,665
Payments for maturing time deposits	(629,743)	(343,447)	(1,044,640)
Payments for sale of deposits and related accrued interest	0	0	(392,511)
Proceeds from issuance of debt	84,804	111,515	182,975
Payments on redemption of debt	(100,928)	(141,910)	(614,577)
Change in cash overdraft and other borrowings	23,279	(32,317)	28,028
Proceeds from exercise of stock options	2,313	363	3,480
Cash dividends paid	(7,667)	(7,983)	(7,659)
Stock buyback	(7,170)	(15,554)	(7,505)

Net cash used in financing activities	(55,420)	(18,231)	(1,135,799)

DISCONTINUED OPERATIONS
Proceeds from the exit of our mortgage business	0	0	1,093,975
Other cash provided by (used in) operating activities	36,715	22,241	(78,301)

Net cash provided by operating activities	36,715	22,241	1,015,674
Net cash provided by investing activities	26,559	0	0

Net cash provided by discontinued operations	63,274	22,241	1,015,674

Net increase (decrease) in cash	12,107	(6,118)	19,236
Cash at beginning of year	14,834	20,952	1,716

Cash at end of year	$26,941	$14,834	$20,952

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands except per share amounts, unless otherwise noted)

In these notes to consolidated financial statements, “Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

Note 1.     Nature of Operations and Basis of Presentation

Advanta is a highly focused financial services company serving the small business market. We leverage direct marketing and information based expertise to identify potential customers and new target markets and to provide a high level of service tailored to the unique needs of small businesses. We have been providing innovative financial products and solutions since 1951. Our primary business segment, Advanta Business Cards, is one of the nation’s largest issuers of business credit cards to small businesses. In addition to our business credit card lending business, we have venture capital investments. We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. Advanta Business Cards is primarily funded and operated through Advanta Bank Corp., which offers a variety of deposit products, such as retail and large denomination certificates of deposits that are insured by the Federal Deposit Insurance Corporation. At December 31, 2003, we serviced approximately 787 thousand business credit card customers and had owned business credit card receivables of $518 million and securitized business credit card receivables of $2.5 billion.

      Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we completed our exit from the mortgage business, Advanta Mortgage, through a purchase and sale agreement with Chase Manhattan Mortgage Corporation as buyer (the “Mortgage Transaction”), announced the discontinuance of our leasing business, and restructured our corporate functions to a size commensurate with our ongoing businesses. We are continuing to service the existing leasing portfolio. The results of the mortgage and leasing businesses are reported as discontinued operations in all periods presented. The results of our ongoing businesses are reported as continuing operations for all periods presented.

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Advanta Corp. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Note 2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the accounting for the allowance for receivable losses, securitization income, business credit card rewards programs, litigation contingencies, income taxes, and discontinued operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Investments of our Venture Capital segment are included in investments available for sale and are carried at estimated fair value. We primarily invest in privately held companies, including early stage companies. The fair values of these equity investments are subject to significant volatility. Our investments in specific companies and industry segments may vary over time, and changes in concentrations may affect price volatility. These investments are inherently risky as the market for the technologies or products the investees have under development may never materialize. Management makes fair value determinations based on quoted market prices, when available, and considers each investee’s financial results, conditions and prospects and overall market liquidity, when market prices are not available. In accordance with the specialized industry accounting principles of venture capital investment companies, the unrealized and realized gains and losses on these investments are included in other revenues rather than other comprehensive income and the equity method of accounting for investments is not applied.

      Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Receivables Held for Sale

Receivables held for sale represent receivables currently on the balance sheet that we intend to sell or securitize within the next six months. These assets are reported at the lower of aggregate cost or fair market value by receivable type. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Allowance for Receivable Losses

The allowance for receivable losses is established as losses are estimated to have occurred through provisions charged to earnings. Business credit card receivables are comprised of principal amounts due from cardholders for purchase activities, balance transfers and cash advances, and amounts due from cardholders relating to billed interest and fees. Provisions for credit losses, representing the portion of receivable losses attributable to principal, are reported separately on the consolidated income statements. Provisions for interest and fee receivable losses are recorded as direct reductions to interest and fee income as described below in “Interest and Fee Income on Receivables.” The allowance for receivable losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of receivables in light of historical experience by receivable type, the nature and volume of the receivable portfolio, adverse situations that may affect the borrowers’ ability to repay and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Since our business credit card receivable portfolio is comprised of smaller balance homogeneous receivables, we generally evaluate the receivables collectively for impairment through the use of a migration analysis as well as the consideration of other factors that may indicate increased risk of loss, such as bankrupt accounts, overlimit accounts or accounts that have been re-aged or entered a credit counseling program. Accordingly, we do not separately identify individual receivables for impairment disclosures. A migration analysis is a technique used to estimate the likelihood that a receivable will progress through various delinquency stages and ultimately charge off.

      Our charge-off and re-age policies conform to the Uniform Retail Credit Classification and Account Management Policy, as well as the Credit Card Lending Guidance, issued by the Federal Financial Institutions Examination Council (“FFIEC”). Our charge-off policy for contractually delinquent business credit card accounts is to charge-off an unpaid receivable no later than the end of the month in which it becomes past due 180 cumulative days from the contractual due date. Our charge-off policy for bankrupt business credit card accounts is to charge-off the unpaid receivable within 60 days of receipt of notification of filing from the bankruptcy court or within the timeframes adopted in the FFIEC Uniform Retail Credit Classification and Account Management Policy, whichever is shorter. Subsequent recoveries, if any, are credited to the allowance for receivable losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest and Fee Income on Receivables

Interest income is accrued on the unpaid balance of receivables. Interest income includes late fees billed on business credit card receivables. Fee income is recognized when billed to the cardholder, with the exception of origination fees as discussed in “Origination Costs and Fees” below. Prior to October 1, 2002, the billing and recognition of interest and fees was discontinued when the related receivable became 90 days past due or when the account was classified as fraudulent, bankrupt, deceased, hardship or credit counseling. Effective October 1, 2002, we continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses. The billing and recognition of interest and fees is still discontinued when the account is classified as fraudulent, bankrupt, deceased, hardship or credit counseling. Provisions for interest and fee losses are recorded as direct reductions to interest and fee income. The accrued interest and fee portion of charged-off receivables is charged against the allowance for receivable losses. All subsequent recoveries of charged-off receivables are classified as principal recoveries, since any amounts related to accrued interest and fees are de minimus.

Origination Costs and Fees

We engage unrelated third parties to solicit and originate business credit card account relationships. Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over the privilege period of one year. These costs represent the cost of acquiring business credit card account relationships, and the net amortization is included in operating expenses. A substantial portion of amounts paid to acquire new business credit card accounts are paid to a single third party marketing vendor.

Securitization Activities

A significant portion of our funding for Advanta Business Cards is through off-balance sheet business credit card securitizations using a securitization trust. The securitization trust was created to hold the collateral (the securitized receivables) and issue debt to investors. The securitization trust is a qualifying special-purpose entity as defined by Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125,” and therefore, is not consolidated as part of Advanta Corp.’s consolidated financial statements. We do not provide any guarantee of the debt issued by the special-purpose entity and our recourse in the transactions is limited to the value of our interests in securitizations that serve as credit enhancement to the investors’ interests in the securitized receivables.

      We sell business credit card receivables through securitizations with servicing retained. When we securitize receivables, we surrender control over the transferred assets and account for the transaction as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. We allocate the previous carrying amount of the securitized receivables between the assets sold and the retained interests, based on their relative estimated fair values at the date of sale. Securitization income is recognized at the time of the sale, equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. During the revolving period of each business credit card securitization, securitization income is recorded representing estimated gains on the sale of new receivables to the securitization trust on a continuous basis to replenish the investors’ interest in securitized receivables that have been repaid by the business credit card account holders. Fair value estimates used in the recognition of securitization income require assumptions of payment, default and interest rates. To the extent actual results are different than those estimates, the impact is recognized in securitization income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On a monthly basis, income-related cash flows on securitized receivables (interest, interchange and fees) are used to pay interest to noteholders and servicing fees, and any excess cash flow serves as credit enhancement to cover credit losses in that month.

Accounts Receivable from Securitizations

Accounts receivable from securitizations include retained interests in securitizations, accrued interest and fees on securitized receivables, amounts due from the trust for the purchase of new receivables during the revolving period, and amounts due from the trust for one month’s servicing fee and one month’s income-related cash flows in excess of that month’s noteholders’ interest, servicing fees and credit losses.

      Retained interests in securitizations include cash reserve accounts, retained interest-only strips and subordinated trust assets related to securitizations. Subordinated trust assets represent an ownership interest in the securitized receivables that is subordinated to the other investors’ interests. Retained interests in securitizations serve as credit enhancement to the investors’ interests in the securitized receivables. We account for retained interests in securitizations as trading securities. These assets are carried at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income.

      We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis when quoted market prices are not available. The cash flows of the retained interest-only strip are estimated as the excess of the weighted average interest yield on each pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and an estimate of future credit losses over the life of the existing receivables. Cash flows are discounted from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. The discounted cash flow analysis is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Interest income is recognized over the life of the retained interests in securitizations by applying the discount rate used in the valuation.

      We adjust accrued interest and fees on securitized receivables for amounts estimated to be uncollectible. The estimate is based on the same methodology as that used for on-balance sheet receivables that is described above in “Allowance for Receivable Losses” and “Interest and Fee Income on Receivables.” Provisions for interest and fee losses on securitized receivables are recorded as a reduction of securitization income.

Servicing Rights

Servicing assets associated with business credit card securitization transactions are not recognized because the benefits of servicing are not expected to be more or less than adequate compensation for performing the servicing.

Premises and Equipment

Premises, equipment, computer hardware and software are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred. Estimated useful lives used for premises and equipment are as follows:

Furniture, fixtures and equipment	4 to 7 years
Computer hardware and software	3 to 4 years

      Leasehold improvements are amortized over the shorter of the lives of the leases or estimated service lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Limited Partnership

On February 20, 1998, we completed a transaction with Fleet Financial Group, Inc. (“Fleet”) to contribute substantially all of our consumer credit card receivables, subject to liabilities, to a newly formed entity controlled by Fleet that is now known as Fleet Credit Card Services, L.P. As of the consummation of the transaction on February 20, 1998, our ownership interest in the newly formed entity was 4.99% and the carrying value of the investment was $20.0 million. At December 31, 2003 and 2002, our ownership interest was approximately 1.3%. We account for our partnership interest in Fleet Credit Card Services, L.P. using the equity method in accordance with Emerging Issues Task Force Topic D-46, “Accounting for Limited Partnership Interests.” The partnership interest is included in other assets and earnings allocable to our partnership interest are included in other revenues.

Intangible Assets

Intangible assets are initially recognized based on fair value. Intangible assets are amortized on a straight-line basis over their estimated useful lives unless they are deemed to have indefinite useful lives. Intangible assets with indefinite useful lives are not amortized and are subject to impairment tests at least annually. Impairment losses are recognized if the carrying value of an intangible asset exceeds its fair value.

Business Credit Card Rewards Programs

We offer cash back and bonus mile reward programs with certain of our business credit cards. Eligible cardholders earn cash back rewards or bonus mile rewards based on net purchases charged on their business credit card account. The costs of future reward redemptions are estimated and a liability is recorded at the time cash back rewards or bonus mile points are earned by the cardholder. These costs of future rewards redemptions are recorded as a reduction of other revenues on the consolidated income statements. Estimates of the costs of future reward redemptions include an assumption regarding the percentage of cardholders that will ultimately claim the rewards that varies depending on the structure of the rewards program. It is reasonably possible that actual results will differ from our estimates or that our estimated liability for these programs may change.

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

Interchange Income

Interchange income represents fees paid to us by merchant banks through the credit card interchange network based on the purchase activity of our cardholders as partial compensation for taking credit risk, absorbing fraud losses and funding credit card receivables for a limited period prior to initial billing. Interchange income includes interchange fees on both owned and securitized business credit cards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” defines a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it permits entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“Opinion”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue with the accounting methodology in Opinion No. 25 and, as a result, have provided pro forma disclosures of compensation expense for stock option plans, net of related tax effects, net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Had compensation cost for these plans been determined using the fair value method, our compensation expense for stock option plans, net of related tax effects, net income (loss) and net income (loss) per common share would have changed to the following pro forma amounts for the years ended December 31:

	2003	2002	2001

Compensation expense for stock option plans, net of related tax effects
As reported	$0	$0	$0
Pro forma	2,353	3,114	4,335

Net income (loss)
As reported	$28,245	$(24,182)	$(70,533)
Pro forma	25,892	(27,296)	(74,868)

Basic net income (loss) per common share
As reported
Class A	$1.11	$(1.03)	$(2.79)
Class B	1.21	(0.94)	(2.73)
Combined	1.17	(0.97)	(2.75)
Pro forma
Class A	$1.01	$(1.16)	$(2.96)
Class B	1.11	(1.06)	(2.90)
Combined	1.07	(1.09)	(2.92)

Diluted net income (loss) per common share
As reported
Class A	$1.08	$(1.03)	$(2.79)
Class B	1.16	(0.94)	(2.73)
Combined	1.13	(0.97)	(2.75)
Pro forma
Class A	$0.99	$(1.16)	$(2.96)
Class B	1.07	(1.06)	(2.90)
Combined	1.04	(1.09)	(2.92)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2003	2002	2001

Dividend yield	3.79%	3.57%	3.00%
Expected life (in years)	7.0	7.0	7.0
Expected volatility	59.19%	57.78%	56.47%
Risk-free interest rate	3.23%	4.41%	4.60%

Income Taxes

Our effective tax rate is based on expected income, statutory tax rates, current tax law and tax planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is required in determining our effective tax rate and in evaluating our tax positions. Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, we determine the net deferred tax asset or liability based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies could materially affect our tax estimates and are outside of our control. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In establishing the valuation allowance, we consider (1) estimates of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast the business credit card market and the competitive and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if applicable, are included in income tax expense (benefit) on the consolidated income statements.

Discontinued Operations

Our exit from the mortgage business and discontinuance of the leasing business represent the disposal of business segments following Opinion No. 30. Accordingly, results of these segments are classified as discontinued operations in all periods presented. Our accounting for discontinued operations was not impacted by the issuance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” since its provisions for disposal groups of long-lived assets are effective for disposal activities initiated after January 1, 2002. Estimates of future cash flows are used in the accounting for discontinued operations, including estimates of the future costs of mortgage business-related litigation and estimates of operating results through the remaining term of the leasing portfolio. As all estimates used are influenced by factors outside our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change in the near term. Changes in estimates related to discontinued operations are included in loss, net, on discontinuance of mortgage and leasing businesses on the consolidated income statements.

Earnings Per Share

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Income available to common stockholders is computed by deducting preferred stock dividends from net income. Diluted earnings per common share is computed by dividing income available to common stockholders by the sum of weighted average common shares outstanding plus dilutive common shares for the period. Potentially dilutive common shares include stock options and restricted stock issued under incentive plans. Since the cash dividends declared on our Class B Common Stock were higher than the dividends declared on the Class A Common Stock, basic and diluted earnings per common share have been calculated using the “two-class” method. The two-class method is an earnings allocation formula that determines earnings per share for each class of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock according to dividends declared and participation rights in undistributed earnings. Both classes of our common stock share equally in undistributed earnings. We have also presented combined earnings per common share, which represents income (loss) allocable to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46”). This interpretation requires a company to consolidate a variable interest entity if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, the interpretation, as originally issued, required public companies to apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 as of the beginning of annual or interim periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the implementation date of this interpretation for variable interest entities that existed prior to February 1, 2003 to annual or interim periods beginning after December 15, 2003. In December 2003, the FASB revised FIN 46 to clarify some of the provisions and incorporate several FASB staff positions related to FIN 46 that were already effective. This interpretation, as revised, did not have a material effect on our financial position or results of operations since qualifying special-purpose entities, as defined in SFAS No. 140, are exempt from the consolidation requirements of FIN 46. However, our adoption of the revised interpretation resulted in the deconsolidation of the subsidiary trust that issued our company-obligated mandatorily redeemable preferred securities (the “trust preferred securities”) effective December 31, 2003. As a result of the deconsolidation of that trust, the consolidated balance sheet at December 31, 2003 includes subordinated debt payable to preferred securities trust of $103 million and an equity investment in the trust of $3 million, rather than $100 million of trust preferred securities.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Our adoption of this standard would have resulted in a reclassification of our trust preferred securities to liabilities. However, in November 2003, the FASB issued a staff position that deferred indefinitely the classification and measurement provisions of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests, including our trust preferred securities. As discussed above, the adoption of FIN 46, as revised, required us to deconsolidate the trust that issued the trust preferred securities effective December 31, 2003.

      In June 2003, the FASB issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets — An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. The changes would also help to ensure that variable interest entities will not qualify for the qualifying special-purpose entity exception to FIN 46, as revised, if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In January 2004, the FASB announced plans to issue a revised exposure draft in the first quarter of 2004 and a final statement in the second quarter of 2004. Management will evaluate any potential impact of this revised proposed statement when it is available.

Cash Flow Reporting

Cash paid for interest was $48.5 million in 2003, $52.2 million in 2002 and $122.4 million in 2001. Cash paid for taxes was $1.9 million in 2003 and $1.7 million in 2002. The net cash refund received for taxes was $1.1 million in 2001.

Note 3.     Restricted Interest-Bearing Deposits and Investments Available for Sale

Restricted interest-bearing deposits include amounts held in escrow in connection with our litigation with Fleet of $74.2 million at December 31, 2003 and $73.4 million at December 31, 2002. On February 2, 2004, the court issued its final judgment and order in the Delaware Chancery Court litigation with Fleet. See Note 11. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the restricted escrow account to an unrestricted cash account.

      Restricted interest-bearing deposits also include amounts held in escrow in connection with other litigation-related contingencies of $1.7 million at December 31, 2003 and $2.6 million at December 31, 2002.

      Investments available for sale consisted of the following:

	December 31,

	2003				2002				2001

		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. Government securities	$28,593	$23	$(72)	$28,544	$29,212	$45	$0	$29,257	$77,842	$1,238	$(100)	$78,980
State and municipal securities	1,946	68	0	2,014	2,218	84	0	2,302	3,889	162	(46)	4,005
Collateralized mortgage obligations	27	0	0	27	3,408	29	(1)	3,436	20,909	409	0	21,318
Mortgage-backed securities	4,954	113	(71)	4,996	3,852	98	0	3,950	9,961	274	0	10,235
Equity securities (1)	20,018	35	0	20,053	20,223	30	0	20,253	26,621	0	0	26,621
Money market funds (2)	166,875	0	0	166,875	111,903	0	0	111,903	105,395	0	0	105,395
Other	115	0	0	115	121	0	0	121	126	0	(1)	125

Total investments available for sale	$222,528	$239	$(143)	$222,624	$170,937	$286	$(1)	$171,222	$244,743	$2,083	$(147)	$246,679

(1)	Includes venture capital investments of $9.5 million at December 31, 2003, $13.5 million at December 31, 2002 and $18.6 million at December 31, 2001. The amount shown as amortized cost represents fair value for these investments. See Note 2.

(2)	Money market funds include an investment in the Merrill Lynch Premier Institutional Money Market Fund of $163.8 million at December 31, 2003 and $110.9 million at December 31, 2002.

      Distributions from money market funds were $1.4 million in the year ended December 31, 2003, $1.1 million in the year ended December 31, 2002 and $5.6 million in the year ended December 31, 2001 and were included in interest income on the consolidated income statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Maturities of investments available for sale at December 31, 2003 were as follows:

	Amortized
	Cost	Fair Value

Due in 1 year	$3,444	$3,452
Due after 1 but within 5 years	23,249	23,248
Due after 5 but within 10 years	591	597
Due after 10 years	3,255	3,261

Subtotal	30,539	30,558
Collateralized mortgage obligations	27	27
Mortgage-backed securities	4,954	4,996
Equity securities	20,018	20,053
Money market funds	166,875	166,875
Other	115	115

Total investments available for sale	$222,528	$222,624

      Net realized gains on the sale of investments are included in other revenues on the consolidated income statements. Realized gains and losses on sales of investments available for sale were as follows in the years ended December 31:

	2003	2002	2001

Gross realized gains	$389	$1,240	$3,456
Gross realized losses	(2,006)	(549)	(10,100)

Net realized gains (losses)	$(1,617)	$691	$(6,644)

      There were no declines in the fair value of investments available for sale below their cost that were deemed to be other than temporary at December 31, 2003 or 2002. At December 31, 2003, Advanta Corp. held six investments in U.S. Treasury and other U.S. Government securities that were in an unrealized loss position for three months or less and two mortgage-backed securities that were in an unrealized loss position for five months or less. The range of unrealized losses per individual investment was $1 thousand to $60 thousand. These unrealized losses were not deemed to be other than temporary impairments based upon review of the current interest rate environment, the underlying credit rating of the issuers and anticipated volatility in the market. The fair value of investments available for sale in an unrealized loss position and the related unrealized losses were as follows at December 31, 2003:

	Less Than		12 Months
	12 Months in an		or Longer in an
	Unrealized Loss		Unrealized Loss
	Position		Position		Total

	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Amount	Value	Amount	Value	Amount	Value

U.S. Treasury and other U.S. Government securities	$(72)	$18,178	$0	$0	$(72)	$18,178
Mortgage-backed securities	(71)	2,967	0	0	(71)	2,967

Total	$(143)	$21,145	$0	$0	$(143)	$21,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Investments deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers were $6.2 million at December 31, 2003 and $6.1 million at December 31, 2002.

Note 4.     Receivables

Receivables on the balance sheet, including those held for sale, consisted of the following:

	December 31,

	2003	2002

Business credit card receivables	$518,040	$445,083
Other receivables	16,976	25,589

Gross receivables	535,016	470,672

Add: Deferred origination costs, net of deferred fees	19,211	30,834
Less: Allowance for receivable losses
Business credit cards	(47,041)	(44,466)
Other receivables	(1,413)	(1,693)

Total allowance	(48,454)	(46,159)

Receivables, net	$505,773	$455,347

      In June 2001, Advanta Corp. provided a $353 thousand mortgage financing loan and a $100 thousand revolving home equity line of credit to an executive officer as part of a relocation agreement. The line of credit may be used to finance certain costs associated with establishing and maintaining the residence. The interest rate on the mortgage financing loan and revolving note is 7% and both loans are secured with liens against the property. The mortgage financing loan extends through June 30, 2031 and the line of credit extends through June 30, 2011. Both loans are subject to certain acceleration provisions. Repayment of principal and interest is deferred for the initial three-year period of the respective loans. The outstanding balances on these loans are included in other receivables and were $474 thousand at December 31, 2003 and $427 thousand at December 31, 2002. Borrowings on the line of credit were $15 thousand in the year ended December 31, 2003 and $33 thousand in the year ended December 31, 2002. There were no borrowings on the line of credit in the year ended December 31, 2001.

      Approximately 14% of our owned business credit card receivables are concentrated in the state of California. No other single state had a concentration of receivables in excess of 10% of total receivables.

      We have commitments to extend credit to our business credit card customers, representing unused lines of credit, of $6.7 billion at December 31, 2003 and $6.1 billion at December 31, 2002. Lines of credit on our customers’ business credit cards totaled $9.7 billion at December 31, 2003 and $8.6 billion at December 31, 2002. We believe that our customers’ utilization of their lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.     Allowance for Receivable Losses

The following table displays five years of allowance history:

	Year Ended December 31,

	2003	2002	2001	2000	1999

Balance at January 1	$46,159	$41,971	$33,367	$14,865	$10,650
Provision for credit losses	45,423	40,906	35,976	36,309	22,506
Provision for interest and fee losses (1)	11,623	6,889	4,404	2,293	889
Allowance on receivables sold or transferred	0	0	0	0	(5,791)
Gross principal charge-offs:
Business credit cards	(46,597)	(41,660)	(30,540)	(20,174)	(11,341)
Other receivables	(34)	(16)	(3)	(2)	(2,404)

Total gross principal charge-offs	(46,631)	(41,676)	(30,543)	(20,176)	(13,745)

Principal recoveries:
Business credit cards	2,927	4,260	3,171	2,369	1,238
Other receivables	0	0	0	0	7

Total principal recoveries	2,927	4,260	3,171	2,369	1,245

Net principal charge-offs	(43,704)	(37,416)	(27,372)	(17,807)	(12,500)

Interest and fee charge-offs:
Business credit cards	(11,047)	(6,191)	(4,404)	(2,293)	(889)

Balance at December 31	$48,454	$46,159	$41,971	$33,367	$14,865

(1)	See “Interest and Fee Income on Receivables” in Note 2 for a discussion of the change in income billing practice effective October 1, 2002. Provisions for interest and fee losses are recorded as direct reductions to interest and fee income.

Note 6.     Securitization Activities

Accounts receivable from securitizations consisted of the following:

	December 31,

	2003	2002

Retained interests in business credit card securitizations	$149,998	$113,422
Accrued interest and fees on securitized business credit card receivables, net (1)	58,178	56,171
Amounts due from the trust	36,161	28,645

Total accounts receivable from securitizations	$244,337	$198,238

(1)	Reduced by an estimate for uncollectible interest and fees of $12.6 million at December 31, 2003 and $10.3 million at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following represents business credit card securitization data for the years ended December 31, and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	2003	2002	2001

Average securitized receivables	$2,238,157	$1,727,864	$1,490,052
Securitization income	122,816	118,976	108,186
Discount accretion	16,311	10,658	10,084
Interchange income	92,164	70,830	61,722
Servicing revenues	40,747	33,973	29,221
Proceeds from new securitizations	957,051	494,486	272,549
Proceeds from collections reinvested in revolving-period securitizations	4,475,645	3,964,178	3,283,737
Cash flows received on retained interests	287,926	205,027	175,445
Key assumptions:
Discount rate	11.44% - 14.56%	9.03% - 15.00%	12.00% - 15.00%
Monthly payment rate	18.79% - 22.25%	18.16% - 21.00%	17.86% - 21.00%
Loss rate	7.70% - 10.29%	9.35% - 12.78%	7.75% - 12.42%
Interest yield, net of interest earned by noteholders	13.84% - 15.00%	14.85% - 15.87%	10.80% - 15.80%

      There were no purchases of delinquent accounts from the securitization trust in 2003, 2002 or 2001.

      In 2002, we revised our interest yield assumption to include both finance charge and late fee yield. Previously, the interest yield assumption included only finance charge yield. This change in assumption had no material impact on securitization income. The retained interest-only strip valuation includes cash flow projections over the three month weighted average life of existing receivables at both December 31, 2003 and 2002.

      The following assumptions were used in measuring the fair value of retained interests in business credit card securitizations at December 31, 2003 and 2002. The assumptions listed represent weighted averages of assumptions used for each securitization.

	2003	2002

Discount rate	12.44% - 14.33%	11.44% - 13.98%
Monthly payment rate	20.80% - 22.25%	19.27% - 21.00%
Loss rate	7.70% - 8.47%	9.35% - 10.29%
Interest yield, net of interest earned by noteholders	13.84%	15.00%

      In addition to the assumptions identified above, management also considered qualitative factors such as the impact of the current economic environment on the performance of the business credit card receivables sold and the potential volatility of the current market for similar instruments in assessing the fair value of retained interests in business credit card securitizations.

      We have prepared sensitivity analyses of the valuations of retained interests in securitizations estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at December 31, 2003 and 2002.

	2003	2002

Effect on fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(2,481)	$(1,689)
Discount rate increased by 4%	(4,872)	(3,313)
Monthly payment rate at 110% of base assumption	(1,754)	(1,617)
Monthly payment rate at 125% of base assumption	(3,836)	(2,936)
Loss rate at 110% of base assumption	(4,501)	(5,245)
Loss rate at 125% of base assumption	(11,251)	(13,111)
Interest yield, net of interest earned by noteholders, decreased by 1%	(5,845)	(5,609)
Interest yield, net of interest earned by noteholders, decreased by 2%	(11,690)	(11,218)

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

Managed business credit card receivable data

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

	December 31,

	2003 (1)	2002 (1)

Owned business credit card receivables	$518,040	$445,083
Securitized business credit card receivables	2,463,747	2,149,147

Total managed receivables	2,981,787	2,594,230

Receivables 30 days or more delinquent:
Owned	25,301	23,406
Securitized	148,177	136,128
Total managed	173,478	159,534
Receivables 90 days or more delinquent:
Owned	12,696	11,959
Securitized	74,762	69,335
Total managed	87,458	81,294
Nonaccrual receivables:
Owned	7,866	4,729
Securitized	47,381	27,688
Total managed	55,247	32,417
Accruing receivables past due 90 days or more:
Owned	11,320	10,535
Securitized	66,376	61,045
Total managed	77,696	71,580

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003 (1)	2002 (1)

Net principal charge-offs for the year ended December 31 (2):
Owned	43,670	37,400
Securitized	179,538	156,282
Total managed	223,208	193,682

(1)	See “Interest and Fee Income on Receivables” in Note 2 for a discussion of the change in income billing practice effective October 1, 2002.

(2)	Net principal charge-offs for the year ended December 31, 2001 were $27.4 million on owned receivables and $116.2 million on securitized receivables, for a total of $143.6 on managed receivables.

      Approximately 13% of our managed business credit card receivables are concentrated in the state of California. No other single state had a concentration of managed receivables in excess of 10% of total managed receivables. Based on U.S. Census population estimates, our concentration of receivables in the state of California is generally consistent with the 12% of the U.S. population residing in that state. See Note 4 for information on geographic concentrations for owned business credit card receivables.

Note 7.     Selected Balance Sheet Information

Other assets consisted of the following:

	December 31,

	2003	2002

Current and deferred income taxes, net	$71,354	$84,684
Amounts due from transfer of consumer credit card business	70,545	70,545
Investment in Fleet Credit Card Services, L.P.	35,988	34,000
Cash surrender value of insurance contracts	21,792	24,437
Intangible assets	4,295	3,085
Investment in preferred securities trust	3,093	0
Other assets	60,815	60,907

Total other assets	$267,882	$277,658

      In the fourth quarter of 2002, we purchased rights to host an annual tennis event held in the Philadelphia area, to raise awareness of Advanta’s involvement in the local community, for $3 million. We determined that the intangible asset has an indefinite useful life, and therefore no amortization is recorded. This asset is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There was no impairment in the years ended December 31, 2003 or 2002.

      In 2003, we purchased sponsorship rights and exclusive marketing rights to a professional association’s members for $1.6 million. This intangible asset is being amortized over the 24-month period of the agreement. The carrying value of this asset at December 31, 2003 was $1.2 million. In the year ended December 31, 2003, marketing expense included $375 thousand of amortization expense on this asset. We estimate that amortization expense on this asset will be $800 thousand in the year ended December 31, 2004 and $425 thousand in the year ended December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other liabilities consisted of the following:

	December 31,

	2003	2002

Accounts payable and accrued expenses	$28,458	$33,486
Business credit card rewards	24,785	16,416
Amounts due to the securitization trust	4,021	3,255
Accrued interest payable	4,008	5,641
Other (1)	195,030	171,588

Total other liabilities	$256,302	$230,386

(1)	A substantial portion of other liabilities represents our litigation reserves.

      In February 2004, the court issued its final judgment and order in the Delaware Chancery Court litigation with Fleet, and a payment was made to Fleet in satisfaction of all amounts due in connection with this litigation. See Note 11. In accordance with the court’s order, the payment to Fleet was net of amounts due to Advanta from Fleet. As a result of the court’s order and payment to Fleet in February 2004, there will be a decrease in other assets and other liabilities as of the payment date. There was no impact to the results of our operations since, based on the final judgment and order, our reserves at December 31, 2003 were adequate.

Note 8.     Deposits

Deposit accounts consisted of the following:

	December 31,

	2003	2002

Demand deposits	$6,624	$6,561
Money market savings	1,581	2,380
Time deposits of $100,000 or less	467,236	441,611
Time deposits of more than $100,000	196,763	263,476

Total deposits	$672,204	$714,028

      All deposits are interest bearing except demand deposits. Time deposit maturities were as follows at December 31, 2003:

Year Ended December 31,
2004	$576,601
2005	69,278
2006	12,782
2007	1,639
2008	3,699

      The average interest cost of our deposits was 2.92% in 2003, 4.05% in 2002, and 6.07% in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.     Debt and Other Borrowings

The composition of debt was as follows:

	December 31,

	2003	2002

RediReserve demand certificates, variable (1.10%-1.35%)	$24,910	$37,313
6 month retail notes, fixed (1.00%-1.73%)	4,259	13,544
12 month retail notes, fixed (1.59%-5.12%)	57,323	101,319
18 month retail notes, fixed (1.93%-5.59%)	12,710	10,443
24 month retail notes, fixed (2.96%-6.63%)	83,177	70,398
30 month retail notes, fixed (3.68%-9.08%)	18,471	16,727
36 month retail notes, fixed (4.64%-7.33%)	9,679	678
48 month retail notes, fixed (5.59%-11.51%)	16,863	11,978
60 month retail notes, fixed (6.53%-11.56%)	85,299	49,927
Other retail notes, fixed (0.75%-11.33%)	2,126	3,559

Total debt	$314,817	$315,886

      The annual contractual maturities of debt were as follows at December 31, 2003:

Year Ended December 31,
2004	$159,050
2005	65,462
2006	21,906
2007	32,299
2008	36,100

      The average interest cost of our debt was 6.39% in 2003, 7.56% in 2002, and 9.47% in 2001.

      At December 31, 2003, Advanta Bank Corp. had federal funds purchased facilities available with two correspondent banks totaling $90.0 million. Advanta Bank Corp had no borrowings under these facilities at December 31, 2003 or 2002. There were no federal funds purchased facilities available at Advanta National Bank at December 31, 2003.

      The following table displays information related to selected types of our short-term borrowings:

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

At year end:
Securities sold under repurchase agreements	$0	0%	$0	0%	$32,317	2.09%
Average for the year:
Securities sold under repurchase agreements	$55	1.72%	$3,527	1.86%	$16,705	5.74%
Term federal funds and federal funds purchased	507	1.40	0	0	0	0

Total	$562	1.43%	$3,527	1.86%	$16,705	5.74%

Maximum month-end balance:
Securities sold under repurchase agreements	$0		$25,035		$148,545
Term federal funds and federal funds purchased	30,000		0		0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average interest rates were calculated by dividing the interest expense for the period by the average amount of short-term borrowings outstanding during the period, calculated as an average of daily amounts.

Note 10.     Subordinated Debt Payable to Preferred Securities Trust

We own 100% of a statutory business trust, Advanta Capital Trust I, that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. The trust was established in 1996 as a financing vehicle and we used the proceeds from the issuance for general corporate purposes. The assets of the trust consist of $103 million of 8.99% junior subordinated debentures issued by Advanta Corp. due December 17, 2026. The trust preferred securities are subject to mandatory redemption upon the optional prepayment by Advanta Corp. of the junior subordinated debentures at any time on or after December 17, 2006 at an amount per trust preferred security equal to 104.495% of the principal amount plus accrued and unpaid distributions. This amount declines ratably on each December 17 thereafter to 100% on December 17, 2016. Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. Dividends on the trust preferred securities are cumulative, payable semi-annually in arrears at an annual rate of 8.99%, and are deferrable at our option for up to ten consecutive semi-annual periods, provided that no extension may extend beyond December 17, 2026. We cannot pay dividends on our preferred or common stocks during deferments. There have been no deferments as of December 31, 2003. The trust has no operations or assets separate from its investment in the junior subordinated debentures.

      As described in Note 2, our adoption of FIN 46, as revised, resulted in the deconsolidation of the subsidiary trust that issued the trust preferred securities effective December 31, 2003. As a result of the deconsolidation of that trust, the consolidated balance sheet at December 31, 2003 includes subordinated debt payable to preferred securities trust of $103 million and an equity investment in the trust of $3 million, rather than $100 million of trust preferred securities.

      The following is summarized financial information for Advanta Capital Trust I:

	December 31,

	2003	2002

Balance Sheet
Total assets	$103,453	$103,453
Total liabilities	360	360
Mandatorily redeemable preferred securities	100,000	100,000
Total securityholder’s equity	3,093	3,093

	Year Ended December 31,

	2003	2002	2001

Income Statement
Interest income	$9,628	$9,628	$9,628
Expenses	0	0	0
Net income	$9,628	$9,628	$9,628

Note 11.     Commitments and Contingencies

Litigation Contingencies

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet’s allegations, which we denied, centered around Fleet’s assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card Services, L.P. in connection with the transfer of our consumer credit card

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business to Fleet Credit Card Services, L.P. (the “Consumer Credit Card Transaction”) in 1998. We filed an answer to the complaint, and we also filed a countercomplaint against Fleet for damages we believe have been caused by certain actions of Fleet. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an interest-bearing escrow account in February 2001. On January 22, 2003, the trial court issued a ruling on all but one of the remaining issues, and ordered further briefing on the remaining outstanding issue. Effective December 31, 2002, we recognized a $43.0 million pretax loss on the transfer of our consumer credit card business, representing the estimated impact of implementing the court’s January 2003 decisions. This amount represented the amount of estimated liability in excess of the reserves we had been carrying for the litigation, based on our expectations of the outcome of the litigation. In 2003, we accrued interest on the liability at a rate consistent with the estimation methodology used effective December 31, 2002. On November 7, 2003, the court ruled on the remaining outstanding issue, the method for calculating the interest to be awarded, and ordered the parties to submit revised calculations in accordance with this ruling before it issued a judgment. On February 2, 2004, the court issued its final judgment and order. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the restricted escrow account to an unrestricted cash account. The escrow account was included in restricted interest-bearing deposits on the consolidated balance sheets. There was no impact to the results of our operations since, based on the final judgment and order, our reserves at December 31, 2003 were adequate. On March 1, 2004, we filed a notice of appeal to commence the appeals process relating to orders made by the Chancery Court during the litigation.

      In an ongoing element of Fleet’s disputes with us, Fleet has claimed $508 million of tax deductions from its partnership with us in connection with the Consumer Credit Card Transaction, which are required under the law to be allocated solely to Advanta. As required, we reported these deductions on our 1998 corporate tax return. However, we have not used or booked the benefit from most of these deductions because for tax purposes we have a very substantial net operating loss carryforward. We have $547 million of net operating loss carryforwards from all sources at December 31, 2003, and have booked no benefit from approximately $400 million of these net operating loss carryforwards. If the deductions are ultimately allocated as claimed by Fleet, the impact on our equity at December 31, 2003 would be a decrease of approximately $35 million. The deductions are attributable to deductions for bad debt reserves that we expensed in computing our book income or loss before the Consumer Credit Card Transaction, but which were not deductible by Advanta for tax purposes until after the closing of the transaction in 1998. The tax law requires “built in losses” like these to be deducted by the party who contributed the assets to the partnership, in this case, Advanta. The Internal Revenue Service agents who have examined the returns at issue have to ensure that both parties do not obtain the deductions and therefore, following standard practice, proposed to disallow the deductions to both parties until there is a final resolution. The deductions, as well as the allocation of a gain from the sale of a partnership asset of approximately $47 million, are now before the IRS Regional Office of Appeals.

      On January 15, 2003, Fleet filed a complaint in Rhode Island Superior Court seeking a declaratory judgment that we indemnify Fleet under the applicable partnership agreement for any damage Fleet incurs by not being entitled to the $508 million of tax deductions. Fleet is also seeking a declaratory judgment that it should not indemnify us for any damages that we incur due to any allocation to Advanta of the $47 million gain on the sale of a partnership asset. Fleet’s claim for indemnification appears to be brought by Fleet in the hope that we will advise the IRS that we will agree with a substantial part of Fleet’s tax position. On February 28, 2003, we filed a motion to dismiss the complaint. On August 13, 2003, the court denied the motion to dismiss on procedural grounds. We answered the complaint and filed a counterclaim against Fleet on September 19, 2003. The discovery phase of the case is now ongoing. We believe that the indemnification provision in the partnership agreement does not indemnify Fleet for damages incurred related to the tax deductions and that the lawsuit is frivolous, having no legal basis whatsoever and therefore, we do not have any reserves for this litigation. We do not expect this lawsuit or the tax issues discussed above to have a material adverse effect on our financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 26, 2001, Chase Manhattan Mortgage Corporation (“Chase”) filed a complaint against Advanta Corp. and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that we breached our contract with Chase in connection with the Mortgage Transaction. Chase claims that we misled Chase concerning the value of certain of the assets sold to Chase and claims damages of approximately $70 million. In September 2001, we filed an answer to the complaint in which we denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to us in connection with the transaction. The trial was originally scheduled to begin in January 2004. In the second quarter of 2003, the parties extended the discovery period and the court delayed the scheduled trial date to April 2004. The discovery period has ended. In September 2003, we filed a motion for summary judgment with the court with respect to all claims raised in Chase’s complaint and Chase filed a motion for partial summary judgment with respect to certain of its claims. On March 4, 2004, the court denied both parties’ motions for summary judgment. We believe that the lawsuit is without merit and will vigorously defend Advanta in this litigation and therefore, we do not have any reserves for future judgments or rulings in this litigation. However, since this litigation relates to a discontinued operation, we have established reserves for estimated future litigation costs as described in Note 20. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse impact on our financial position or future operating results.

      On February 13, 2004, we filed a Writ of Summons in Montgomery County, Pennsylvania Court of Common Pleas and on March 8, 2004, we amended this Writ of Summons and filed a complaint against Chase in Montgomery County, Pennsylvania Court of Common Pleas seeking damages of at least $17.7 million. On February 24, 2004, Chase filed a complaint against us in the United States District Court for the District of Delaware seeking damages of at least $8 million. These filings relate to contractual claims under the Purchase and Sale Agreement governing the Mortgage Transaction and are a continuation of the ongoing dispute associated with the Mortgage Transaction. We do not expect the lawsuit filed by Chase on February 24, 2004 to have a material adverse effect on our financial condition or results of operations.

      In addition to the cases described above, Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to our exit from that business in the first quarter of 2001.

      Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our financial position or results of our operations based on the level of litigation reserves we have established and our current expectations regarding the ultimate resolutions of these existing actions. Our litigation reserves are estimated based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. Changes in estimates or other charges related to litigation are included in operating expenses of the respective business segment if related to continuing operations, or loss, net, on discontinuance of mortgage and leasing businesses if related to discontinued operations.

Obligations Under Guarantees

In the normal course of business, we enter into agreements pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. These indemnification obligations typically arise in the context of contracts entered into by us to, among other things, purchase or sell assets or services, service assets (including for unaffiliated third parties), buy or lease real property and license intellectual property. The contracts we enter into in the normal course of business generally require us to hold the other party harmless against losses arising from a breach of a representation, warranty or covenant. Under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular contract, and the procedures typically allow us to challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement. Also, in connection with the securitization of receivables, we enter into agreements pursuant to which we agree to indemnify other parties to these transactions. The agreements contain standard representations and warranties about the assets and include indemnification provisions under certain circumstances involving a breach of these representations or warranties. In connection with the securitization transactions we also include indemnifications that protect other parties to the transactions upon the occurrence of certain events such as violations of securities law and certain tax matters. Contingencies triggering material indemnification obligations have not occurred historically and are not expected to occur. The nature of the indemnification provisions in the various types of agreements described above are low risk, and pervasive, and we consider them to have a remote risk of loss. Maximum exposure to loss is not possible to estimate due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement.

      In connection with our exit from certain businesses, we have entered into agreements that include customary indemnification obligations to the other parties. Litigation relating to indemnification provisions of transaction agreements governing the Consumer Credit Card Transaction and the Mortgage Transaction is described above in “Litigation Contingencies.” In general, the agreements we have entered into in connection with our disposition of assets, liabilities and/or businesses provide that we will indemnify the other parties to the transactions for certain losses relating to the assets, liabilities or business acquired by them. The obligations to indemnify are transaction and circumstance specific, and in most cases the other party must suffer a minimum threshold amount of losses before our indemnification obligation is triggered. Under the indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular contract, and the procedures typically allow us to challenge the other party’s claims. It is not possible to determine the maximum potential amount of future payments under these or similar arrangements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. There are no amounts reflected on the consolidated balance sheets at December 31, 2003 or 2002 related to these indemnifications.

      We own 100% of a statutory business trust that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. See Note 10 for further discussion. Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. At December 31, 2003, the maximum amount of the undiscounted future payments that Advanta Corp. could be required to make under this guarantee was $307 million, representing the amount of trust preferred securities outstanding of $100 million at December 31, 2003 and future dividends of approximately $9 million per year through December 2026. Our consolidated balance sheet at December 31, 2003 reflects subordinated debt payable to the preferred securities trust of $103 million.

      See Note 22 for discussion of parent guarantees of subsidiary obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments

We lease office space in several states under leases accounted for as operating leases. Total rent expense related to continuing operations was $6.4 million in 2003, $5.5 million in 2002 and $5.2 million in 2001. The future minimum lease payments of non-cancelable operating leases are as follows:

Year Ended December 31,
2004	$6,165
2005	4,979
2006	2,280
2007	2,037
2008	1,901
Thereafter	3,632

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

      In 2001, the Board of Directors of Advanta Corp. authorized the purchase of up to 1.5 million shares of Advanta Corp. common stock or the equivalent dollar amount of our trust preferred securities, or some combination thereof. In August 2002, the Board of Directors authorized the purchase of up to an additional 1.5 million shares of Advanta Corp. common stock, bringing the total authorization to up to 3.0 million shares. We repurchased 693,300 shares of our Class B Common Stock in the year ended December 31, 2001 and 1,554,759 shares of our Class B Common Stock in the year ended December 31, 2002. In 2003, we repurchased 434,132 shares of our Class A Common Stock and 315,250 shares of our Class B Common Stock, which substantially completed our purchases under these authorizations.

      Cash dividends per share of common stock declared during each of the years ended December 31, 2003, 2002 and 2001 were $0.252 for Class A Common Stock and $0.302 for Class B Common Stock.

Note 13.     Benefit Plans

We have adopted a stock-based incentive plan designed to provide incentives to participating employees to remain in our employ and devote themselves to Advanta’s success. Our incentive plan authorizes an aggregate of 20.0 million shares of Advanta Corp. Class B Common Stock for the grant of options, awards of shares of stock or awards of stock appreciation rights to employees and directors. Shares available for future grant were 8.0 million at December 31, 2003 and 8.8 million at December 31, 2002.

Restricted Stock Awards

Under our management incentive programs, eligible employees are given the opportunity to elect to take portions of their anticipated, or target, bonus payments for future years in the form of restricted shares of Advanta Corp. Common Stock. The current program covers the performance years 2002 through 2005. To the extent that these elections are made, or are required by the terms of the programs for executive officers, restricted shares are issued to employees. The number of shares granted to employees is determined by dividing the amount of future target bonus payments that the employee elects to receive in stock by the market price as determined under the incentive program. The restricted shares are subject to forfeiture prior to vesting should the employee terminate employment with us. Restricted shares vest 10 years from the date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant. Vesting has been and may continue to be accelerated annually with respect to the shares granted under the program covering the particular performance year, based on the extent to which the employee and Advanta met or meet their respective performance goals for that performance year. When newly eligible employees elect to participate in this program, the number of shares issued to them with respect to their target bonus payments for the relevant performance years is determined based on the average market price of the stock for the 90 days prior to the first day of the month in which they are eligible to join the program. Compensation expense on restricted stock is recognized over the vesting period of the shares. Compensation expense recognized in connection with restricted stock was $3.8 million in 2003, $2.5 million in 2002 and $3.3 million in 2001.

      Due to our restructuring in the first quarter of 2001, we implemented a program whereby certain restricted stock was exchanged for cash and stock options in a tender offer. The cash and stock options are subject to the same performance conditions and vesting requirements as the tendered restricted stock. The stock options expire two years after the vesting date. There were 117 thousand shares of restricted stock tendered with a weighted average price at date of issuance of $21.11, and 232 thousand options were issued in connection with the tender offer with an exercise price of $10.63. Noncash charges associated with the tender offer and related issuance of stock options were $1.4 million and were included in unusual charges in the year ended December 31, 2001 on the consolidated income statements. Substantially all restricted shares outstanding in the three years ended December 31, 2003 were Class B Common Stock. The following table summarizes restricted share activity for the three years ended December 31:

	2003		2002		2001

		Weighted average		Weighted average		Weighted average
	Number of	price at date of	Number of	price at date of	Number of	price at date of
(shares in thousands)	shares	issuance	shares	issuance	shares	issuance

Outstanding at beginning of year	2,492	$8.20	187	$8.19	984	$16.78
Issued	239	9.02	2,740	8.24	82	8.83
Released from restriction	(287)	8.13	(135)	8.27	(486)	14.30
Exchanged in tender offer	0	0	0	0	(117)	21.11
Forfeited	(355)	8.41	(300)	8.57	(276)	22.73

Outstanding at end of year	2,089	$8.27	2,492	$8.20	187	$8.19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

      Stock option transactions in the years ended December 31 were as follows:

	2003		2002		2001

	Number of	Weighted average	Number of	Weighted average	Number of	Weighted average
(shares in thousands)	options	exercise price	options	exercise price	options	exercise price

Outstanding at beginning of year	4,776	$10.01	2,897	$11.17	3,049	$13.19
Granted	1,100	8.08	2,236	8.54	1,770	10.71
Exercised	(311)	7.44	(45)	8.07	(424)	8.20
Forfeited	(201)	8.99	(312)	9.46	(1,498)	15.54
Expired	(6)	14.86	0	0	0	0

Outstanding at end of year	5,358	$9.79	4,776	$10.01	2,897	$11.17

Options exercisable at end of year	2,287		1,490		787

Weighted average fair value of options granted in the year	$3.46		$3.80		$4.93

      The following table summarizes information about stock options outstanding at December 31, 2003.

(shares in thousands)		Options Outstanding		Options Exercisable

	Number	Weighted average		Number
Range of	outstanding	remaining	Weighted average	exercisable	Weighted average
exercise prices	at 12/31/03	contractual life	exercise price	at 12/31/03	exercise price

$1.00 to $ 5.00	193	6.8 years	$4.56	160	$4.56
$5.01 to $10.00	3,566	6.9	8.23	1,031	8.30
$10.01 to $15.00	1,329	6.2	12.56	826	12.43
$15.01 to $20.00	140	4.5	18.94	140	18.94
$20.01 to $25.00	130	2.5	22.13	130	22.13

Total	5,358	6.6	$9.79	2,287	$10.97

      Options generally vest over a four-year period and expire 10 years after the date of grant. Substantially all options outstanding in the three years ended December 31, 2003 were options to purchase Class B Common Stock.

      In 2001, we accelerated vesting of 32% of outstanding options that were not vested at the date of the closing of the Mortgage Transaction. This acceleration resulted in a noncash charge of $1.3 million that was included in unusual charges on the consolidated income statements. We also extended the exercise period for options held by employees in the discontinued businesses for an additional six months following the date of the Mortgage Transaction, February 28, 2001. This extension resulted in a noncash charge of $650 thousand that was included in the loss on discontinuance of mortgage and leasing businesses on the consolidated income statements.

      Due to the restructuring of the company in the first quarter of 2001, we implemented a program whereby certain out-of-the-money options were exchanged for shares of stock. There were 510 thousand options forfeited in connection with this program with a weighted average exercise price of $19.42. Noncash charges associated with the issuance of the stock were $2.2 million and were included in unusual charges on the consolidated income statements. Shares granted in exchange for options were immediately vested but their distribution is deferred. Participants will receive distributions of 25% of their shares on the first, second, third

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and fourth anniversary of the program or they may elect to defer distributions of any installment of shares until the second through tenth anniversary of the program. If a participant terminates employment with Advanta, any unpaid installments will be distributed on the tenth anniversary of the program. There were 107 thousand shares remaining to be distributed in connection with this program at December 31, 2003 and 121 thousand shares at December 31, 2002.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, which allows employees and directors to purchase Advanta Corp. Class B Common Stock at a 15% discount from the market price without paying brokerage fees. We report this 15% discount as compensation expense and incurred expense of $68 thousand in 2003, $56 thousand in 2002 and $83 thousand in 2001. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2003 were purchased on the open market.

Employee Savings Plan

Our Employee Savings Plan is a defined contribution plan available to all of our employees who have reached age 21 with one year of service. It provides tax-deferred savings and investment opportunities, including the ability to invest in Advanta Corp. Class B Common Stock. The plan provides for discretionary employer contributions equal to a portion of the first 5% of an employee’s compensation contributed to the plan. For the three years ended December 31, 2003, our contributions equaled 100% of the first 5% of participating employees’ compensation contributed to the plan. The compensation expense for this plan totaled $1.7 million in 2003, $1.2 million in 2002 and $1.3 million in 2001. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2003 were purchased on the open market.

Employee Stock Ownership Plan

On September 10, 1998, our Board of Directors authorized the formation of an Employee Stock Ownership Plan (the “ESOP”), available to all of our employees who have reached age 21 with one year of service. In 1998, the ESOP borrowed approximately $12.6 million from Advanta Corp. and used the proceeds to purchase approximately 1,000,000 shares of Class A Common Stock. The ESOP loan is repayable with an interest rate of 8% over 30 years. We make annual contributions to the ESOP equal to the ESOP’s debt service less dividends received on ESOP shares. As the ESOP makes each loan payment, an appropriate percentage of stock is allocated to eligible employees’ accounts based on relative participant compensation. Shares are also allocated to participants equal to the value of dividends on allocated shares used for loan payments. Unallocated shares are reported as unearned ESOP shares on the consolidated balance sheets. As shares of common stock acquired by the ESOP are committed to be released to each employee, we report compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are used to fund debt service of the ESOP. ESOP compensation expense was $320 thousand in the year ended December 31, 2003, $350 thousand in the year ended December 31, 2002 and $431 thousand in the year ended December 31, 2001. At December 31, 2003, there were 825,027 unearned and unallocated ESOP shares with a fair value of $10.7 million. At December 31, 2002, there were 860,804 unearned and unallocated ESOP shares with a fair value of $7.7 million.

Note 14.	Capital Ratios

Advanta Bank Corp. and Advanta National Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the banks’ and our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The banks’ capital amounts and classification are also subject to qualitative judgments by the bank regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to average assets (as defined in the regulations).

      In 2000, Advanta National Bank reached agreements with its bank regulatory agency, primarily relating to the bank’s subprime lending operations. The agreements established temporary asset growth limits at Advanta National Bank, imposed restrictions on taking brokered deposits and required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards. In 2001, Advanta National Bank entered into an additional agreement with its regulatory agency regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction, and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to 12.7% for Tier 1 and total capital to risk-weighted assets, and to 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement prohibits the payment of dividends by Advanta National Bank without prior regulatory approval. Management believes that Advanta National Bank was in compliance with its regulatory agreements at December 31, 2003.

      As set forth in the table below, at December 31, 2003 and 2002, Advanta Bank Corp. and Advanta National Bank had capital at levels a bank is required to maintain to be classified as “well-capitalized” under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of “well-capitalized” because of the existence of its agreement with its regulatory agency, even though it has achieved the higher imposed capital ratios required by the agreement.

			To Be Adequately		To Be Well-
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
	Actual		Action Provisions		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2003
Total Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$293,708	26.28%	$164,550	≥ 8.0%	$178,690	≥ 10.0%
Advanta National Bank	49,731	28.99	13,725	≥ 8.0	17,150	≥ 10.0
Tier I Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$267,709	23.95%	$116,570	≥ 4.0%	$132,750	≥ 6.0%
Advanta National Bank	49,207	28.69	6,865	≥ 4.0	10,290	≥ 6.0
Tier I Capital (to Average Assets)
Advanta Bank Corp.	$267,709	22.69%	$47,150	≥ 4.0%	$59,000	≥ 5.0%
Advanta National Bank	49,207	22.38	8,800	≥ 4.0	11,000	≥ 5.0
December 31, 2002
Total Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$233,876	18.46%	$168,726	≥ 8.0%	$181,176	≥ 10.0%
Advanta National Bank	48,904	23.13	16,916	≥ 8.0	21,145	≥ 10.0
Tier I Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$207,244	16.36%	$122,544	≥ 4.0%	$136,924	≥ 6.0%
Advanta National Bank	47,924	22.66	8,458	≥ 4.0	12,687	≥ 6.0
Tier I Capital (to Average Assets)
Advanta Bank Corp.	$207,244	20.94%	$32,594	≥ 4.0%	$41,144	≥ 5.0%
Advanta National Bank	47,924	19.45	9,855	≥ 4.0	12,319	≥ 5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Dividend and Loan Restrictions

In the normal course of business, Advanta Corp. and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in dividend and loan restrictions.

      Federal Deposit Insurance Corporation insured banks are subject to certain provisions of the Federal Reserve Act which impose various legal limitations on the extent to which banks may finance or otherwise supply funds to certain of their affiliates. In particular, Advanta Bank Corp. and Advanta National Bank are subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with Advanta Corp. or its affiliates. Advanta Bank Corp. and Advanta National Bank are prevented by these restrictions from lending to Advanta Corp. and its affiliates unless these extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, secured extensions of credit are limited in amount: (1) as to Advanta Corp. or any affiliate, to 10% of each bank’s capital and surplus, and (2) as to Advanta Corp. and all affiliates in the aggregate, to 20% of each bank’s capital and surplus.

      Under grandfathering provisions of the Competitive Equality Banking Act of 1987, we are not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended, so long as Advanta Corp. and Advanta National Bank continue to comply with certain restrictions on their activities. These restrictions include the limitation that Advanta National Bank may take demand deposits but may not make commercial loans. We have no present plans to register as a bank holding company under the Bank Holding Company Act.

      Advanta National Bank’s agreements with its regulatory agency prohibit the payment of dividends by Advanta National Bank without prior regulatory approval. In connection with the Mortgage Transaction in the first quarter of 2001, we sought and received regulatory approval for a return of capital of $261 million from Advanta National Bank. Advanta National Bank paid no dividends to Advanta Corp. in 2003, 2002, or 2001. In 2001, Advanta Bank Corp. transferred certain assets as a dividend to Advanta Corp. The fair value of the assets at time of the dividend in 2001 was $91.4 million. There were no dividends from Advanta Bank Corp. to Advanta Corp. in 2003 or 2002.

      Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 2003, the insurance subsidiaries were in compliance with these rules and regulations. In 2003, insurance subsidiaries paid an extraordinary dividend of $9.6 million and a return of capital of $10.4 million to Advanta Corp. In 2002, insurance subsidiaries paid dividends to Advanta Corp. of $2.2 million. In 2001, Advanta Corp. received a return of capital from insurance subsidiaries of $57.5 million. Insurance subsidiaries also paid dividends to Advanta Corp. of $6.1 million in 2001.

      Total stockholders’ equity of our banking and insurance subsidiaries was $326 million at December 31, 2003 and $280 million at December 31, 2002. Of our total equity in these subsidiaries, $210 million was restricted at December 31, 2003 and $226 million was restricted at December 31, 2002. At January 1, 2004, $116 million of stockholders’ equity of our bank and insurance subsidiaries was available for payment of cash dividends in 2004 under applicable regulatory guidelines without prior regulatory approval.

      In addition to dividend restrictions at banking and insurance subsidiaries, one of our other subsidiaries is subject to a minimum equity requirement as part of a transaction agreement. The total minimum equity requirement of this subsidiary was $10 million at December 31, 2003 and the subsidiary was in compliance with its minimum equity requirement. Also, we have an investment in a limited partnership, Fleet Credit Card Services, L.P., and estimated undistributed earnings allocable to our partnership interest were approximately $16.0 million at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Segment Information

Our reportable segments are Advanta Business Cards and our Venture Capital segment.

      Advanta Business Cards offers business purpose credit cards, primarily to small businesses. Our business purpose credit cards provide approved customers with access, through merchants, banks, checks and ATMs, to an unsecured revolving business credit line. Advanta Business Cards generates interest and other income through finance charges assessed on outstanding balances, interchange income, balance transfer, cash advance and other fees.

      Our Venture Capital segment represents the operating results of venture capital investment activities. We make venture capital investments through certain of our affiliates. In recent years, we have limited our new investment activity and we presently do not expect to make significant additional investments. We actively monitor the performance of our venture capital investments, and employees and officers of our investment affiliates participate on the boards of directors of certain investees.

	Advanta
	Business	Venture
	Cards	Capital	Other (1)	Total

Year ended December 31, 2003
Interest income	$99,822	$1	$8,538	$108,361
Interest expense	44,201	482	3,625	48,308
Noninterest revenues (losses), net	266,475	(3,843)	5,909	268,541
Pretax income (loss) from continuing operations	56,250	(7,124)	0	49,126
Total assets at end of period	754,953	10,471	922,199	1,687,623
Capital expenditures	32	0	8,753	8,785
Depreciation and amortization	1,164	6	7,270	8,440

Year ended December 31, 2002
Interest income	$92,049	$3	$11,552	$103,604
Interest expense	36,845	714	10,021	47,580
Noninterest revenues (losses), net	246,957	(6,892)	36	240,101
Loss on transfer of consumer credit card business	0	0	(43,000)	(43,000)
Pretax income (loss) from continuing operations	63,244	(10,101)	(51,545)	1,598
Total assets at end of period	659,963	13,994	1,007,656	1,681,613
Capital expenditures	823	0	7,607	8,430
Depreciation and amortization	689	30	7,760	8,479

Year ended December 31, 2001
Interest income	$86,925	$37	$40,973	$127,935
Interest expense	33,504	1,545	47,421	82,470
Noninterest revenues (losses), net	215,280	(28,852)	(7,552)	178,876
Unusual charges (2)	0	0	41,750	41,750
Pretax income (loss) from continuing operations	63,515	(33,158)	(72,808)	(42,451)
Total assets at end of period	619,062	20,929	996,689	1,636,680
Capital expenditures	2,924	0	5,691	8,615
Depreciation and amortization	2,227	10	5,722	7,959

(1)	Other includes investment and other activities not attributable to reportable segments. Total assets in the “Other” segment include assets of discontinued operations.
(2)	Unusual charges in 2001 represent severance, outplacement and other compensation costs associated with restructuring our corporate functions commensurate with the ongoing businesses as well as expenses associated with exited businesses and asset impairments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.     Selected Income Statement Information

Other Revenues	Year Ended December 31,

	2003	2002	2001

Interchange income	$118,294	$93,023	$80,721
Business credit cards cash back rewards	(19,400)	(2,500)	(467)
Business credit cards bonus mile rewards	(9,870)	(10,042)	(8,512)
Balance transfer fees	5,007	3,545	0
Other fee revenues	6,672	6,454	5,319
Investment securities losses, net (1)	(3,651)	(6,169)	(26,227)
Cash advance fees	3,061	3,602	2,547
Valuation adjustments on other receivables held for sale	50	(1,085)	0
Loss on sale of deposits	0	0	(2,835)
Earnings allocable to partnership interest	3,150	0	0
Other	1,665	324	(9,077)

Total other revenues, net	$104,978	$87,152	$41,469

(1)	Investment securities losses, net, include changes in the fair value and realized gains and losses on venture capital investments.

      In the year ended December 31, 2001 and through the second quarter of 2002, we estimated that 80% to 100% of cardholders for all rewards programs would ultimately claim rewards. In the third quarter of 2002, we revised our estimate of the percentage of cardholders that will ultimately claim bonus mile rewards based on experience for that program life-to-date. After this change in the third quarter of 2002, our estimated range of cardholders that would ultimately claim rewards for all programs was 70% to 100%. In the third quarter of 2003, we again revised our estimate of the percentage of cardholders that will ultimately claim rewards based on experience for those programs life-to-date. This change in the third quarter of 2003 resulted in an estimated range of cardholders that will ultimately claim rewards for all programs of 61% to 97%. In addition, in the first quarter of 2003, we changed the redemption terms of certain bonus mile reward programs resulting in a decrease in the anticipated costs of future reward redemptions for those programs. The impacts of the changes in the estimated percentage of cardholders that will ultimately claim rewards and other changes in anticipated costs of future period reward redemptions for the bonus reward liability in the years ended December 31, are shown in the following table. The majority of the impact in both 2003 and 2002 related to the bonus mile rewards program.

	2003	2002	2001

Increase in other revenues	$2,800	$1,900	$0
Increase in net income	1,720	1,200	0
Amount per combined diluted share	$0.07	$0.05	$0.00

      In the year ended December 31, 2003, we recognized an estimated $3.2 million of earnings allocable to our partnership interest in Fleet Credit Card Services, L.P. We received $1.2 million in distributions from the partnership in the year ended December 31, 2003. Distributions were withheld in the years ended December 31, 2001 and 2002 due to the outstanding litigation with Fleet. See Note 11. Cumulative estimated earnings allocable to our partnership interest as of December 31, 2002 were included in the calculation of loss on transfer of consumer credit card business in 2003 as a result of the trial court ruling on January 22, 2003. As of December 31, 2003, estimated undistributed earnings allocable to our partnership interest were approximately $16.0 million.

      Other in the year ended December 31, 2001 includes the impact of the termination of a strategic alliance to direct market auto insurance and $10 million of charges related to the write-off of insurance-related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred acquisition costs that were unrealizable subsequent to the termination of the auto insurance strategic alliance in the first quarter of 2001.

Operating Expenses	Year Ended December 31,

	2003	2002	2001

Salaries and employee benefits	$76,062	$69,227	$59,823
Amortization of deferred origination costs, net	49,923	49,597	39,118
External processing	18,776	16,952	15,936
Marketing	15,749	11,061	10,574
Professional fees	13,770	12,818	15,320
Equipment	11,292	10,676	8,768
Occupancy	8,467	6,612	5,941
Credit	5,055	5,607	5,419
Telephone	3,707	4,145	2,404
Fraud	3,606	2,896	2,568
Postage	3,604	3,470	3,304
Insurance	4,257	2,870	4,607
Other	10,897	5,810	6,404

Total operating expenses	$225,165	$201,741	$180,186

      Effective July 1, 2002, we refined our estimate of the timing of when business credit card accounts are acquired to better match the resulting estimated period of benefit to the amortization of deferred acquisition costs. The impact of this change in estimate in the year ended December 31, 2002 was a decrease in operating expenses of $1.4 million, resulting in an increase in net income of $875 thousand or $0.03 per diluted share.

Note 18.     Unusual Charges

Subsequent to the Mortgage Transaction and discontinuance of our leasing business in the first quarter of 2001, we implemented a plan to restructure our corporate functions to a size commensurate with our ongoing businesses and incurred certain other unusual charges related to employee costs. Costs associated with this restructuring activity and other employee costs are included in unusual charges on the consolidated income statements in 2001. Accruals related to these costs were included in other liabilities on the consolidated balance sheets. The details of these costs are as follows:

	Accrued	Charged to	Charged to	December 31, 2002
	in 2001	Accrual in 2001	Accrual in 2002	Accrual Balance

Employee costs	$27,296	$24,768	$2,528	$0
Expenses associated with exited businesses/products	11,895	11,266	629	0
Asset impairments	2,559	2,559	0	0

Total	$41,750	$38,593	$3,157	$0

      In the year ended December 31, 2003, there was no activity in the accruals related to these costs.

Employee costs

In the first quarter of 2001, we recorded a $4.1 million charge for severance and outplacement costs associated with the restructuring of corporate functions. There were 69 employees severed who were entitled to benefits. These employees worked in corporate support functions including accounting and finance, human resources, information technology, legal and facilities management. Employees were notified in March 2001, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

severance amounts were payable over a 12-month period following the employee’s termination date. These payments were completed in the third quarter of 2002.

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

      In 1998, in connection with the Consumer Credit Card Transaction, we made major organizational changes to reduce corporate expenses incurred in the past: (1) to support the business contributed to Fleet Credit Card Services, L.P. in the Consumer Credit Card Transaction, and (2) associated with the business and products no longer being offered or not directly associated with our mortgage, business credit card and leasing units. At December 31, 2000, the remaining accrual related to charges associated with these organizational changes was $13.0 million. This accrual related to contractual commitments to certain customers, and non-related financial institutions that were providing benefits to those customers, under a product that was no longer offered and for which no future revenues or benefits would be received. A third party assumed the liabilities associated with these commitments in the first quarter of 2001, and we recorded an additional charge relating to the settlement of these commitments of $10.3 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.     Income Taxes

Income tax expense (benefit) was as follows:

	Year Ended December 31,

	2003	2002	2001

Income tax expense (benefit) attributable to:
Continuing operations	$18,913	$17,170	$(11,995)
Discontinued operations	0	0	(3,812)
Loss on discontinuance of mortgage and leasing businesses	(1,232)	(5,390)	7,392

Total income tax expense (benefit)	$17,681	$11,780	$(8,415)

      Income tax expense (benefit) on income from continuing operations consisted of the following components:

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$1,390	$0	$0
State	3,675	262	300

Total current	5,065	262	300

Deferred:
Federal	13,848	16,587	(12,923)
State	0	321	628

Total deferred	13,848	16,908	(12,295)

Total income tax expense (benefit)	$18,913	$17,170	$(11,995)

      The reconciliation of the statutory federal income tax to income tax expense (benefit) on income from continuing operations is as follows:

	Year Ended December 31,

	2003	2002	2001

Statutory federal income tax	$17,194	$560	$(14,858)
State income taxes, net of federal income tax benefit	2,389	379	604
Nondeductible expenses	237	4,158	1,112
Compensation limitation	196	196	350
Insurance program income	5	347	499
Loss on transfer of consumer credit card business	0	15,050	0
Change in valuation allowance	(1,073)	(3,762)	0
Other	(35)	242	298

Income tax expense (benefit)	$18,913	$17,170	$(11,995)

      Income tax expense from continuing operations was $18.9 million and our effective tax rate was 38.5% for the year ended December 31, 2003.

      We reported a pretax loss in the year ended December 31, 2002 as a result of the $43.0 million charge related to the ruling in the litigation associated with the transfer of our consumer credit card business in 1998. See Note 11. Since the gain on the transfer of our consumer credit card business of $541 million in 1998 was not subject to income tax, the $43.0 million charge in 2002 did not result in a tax benefit. As a result, we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported income tax expense from continuing operations of $17.2 million for the year ended December 31, 2002. Our effective tax rate, excluding the $43.0 million charge, was 38.5% for the year ended December 31, 2002.

      We reported a pretax loss in the year ended December 31, 2001 as a result of unusual charges, valuation adjustments on venture capital investments and the loss on the discontinuance of the leasing business in 2001. A valuation allowance was provided against a portion of the resulting deferred tax asset given our pre-existing net operating loss carryforwards and the uncertainty of the realizability of the incremental deferred tax asset, resulting in an effective tax rate of 28.3% for income from continuing operations for 2001.

      Deferred taxes are provided to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	December 31,

	2003	2002

Deferred tax assets	$102,960	$155,541
Deferred tax liabilities	(25,154)	(65,469)

Net deferred tax asset	$77,806	$90,072

      A summary of deferred tax assets and liabilities follows:

	December 31,

	2003	2002

Net operating loss carryforwards	$191,308	$222,731
Valuation allowance	(139,783)	(140,856)
Allowance for receivable losses	17,759	15,516
Rewards programs	8,769	5,015
Deferred origination fees and costs	(7,096)	(11,178)
Deferred compensation	4,618	4,068
Securitization income	(1,818)	(3,422)
Other	4,049	(1,802)

Net deferred tax asset	$77,806	$90,072

      At December 31, 2003, net operating loss carryforwards were $547 million. The scheduled expirations of these net operating loss carryforwards were as follows at December 31, 2003:

Year Ended December 31,
2018	$289,306
2019	40,487
2020	1,427
2021	215,374

      We utilized net operating loss carryforwards of $70 million in 2003 and $81 million in 2002. See Note 11 for a discussion of tax matters currently before the Internal Revenue Service Regional Office of Appeals.

      The net deferred tax asset is presented net with current income taxes receivable or payable for financial reporting purposes, and is included in other assets.

Note 20.     Discontinued Operations

Effective February 28, 2001, we completed the Mortgage Transaction. Prior to the Mortgage Transaction, Advanta Mortgage made nonconforming home equity loans directly to consumers and through brokers. This

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business unit originated and serviced first and second lien mortgage loans, including home equity lines of credit, through subsidiaries of Advanta. In addition to servicing and managing the loans it originated, Advanta Mortgage contracted with third parties to service their nonconforming home equity loans on a subservicing basis. Following the Mortgage Transaction, we no longer operate a mortgage business. The purchase and sale agreement provided for the sale, transfer and assignment of substantially all of the assets and operating liabilities associated with our mortgage business, as well as specified contingent liabilities arising from our operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before closing that were not specifically assumed by the buyer.

      On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. Advanta Leasing Services offered flexible lease financing programs on small-ticket equipment to small businesses. The primary products financed included office machinery, security systems and computers. We are continuing to service the existing portfolio.

      Pretax revenues and expenses of Advanta Mortgage for the period January 1, 2001 to our exit from the mortgage business on February 28, 2001 included interest revenue of $18.9 million, noninterest revenues of $17.7 million, interest expense of $11.1 million and other expenses of $37.7 million. We also realized an income tax benefit of $3.8 million for the period, resulting in a loss from discontinued operations, net of tax, of $8.4 million.

      We allocated interest expense to the discontinued operations based on the ratio of net assets of discontinued operations to the total net assets of the consolidated company.

      The components of the gain (loss) on discontinuance of our mortgage and leasing businesses in the years ended December 31 were as follows:

	2003		2002		2001

		Advanta		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services	Mortgage	Services

Pretax gain (loss) on discontinuance of mortgage and leasing businesses	$(2,600)	$(600)	$(25,300)	$11,300	$20,753	$(45,000)
Income tax (expense) benefit	1,001	231	9,740	(4,350)	(8,637)	1,245

Gain (loss) on discontinuance of mortgage and leasing businesses, net of tax	$(1,599)	$(369)	$(15,560)	$6,950	$12,116	$(43,755)

      The proceeds from the Mortgage Transaction exceeded $1 billion, subject to closing adjustments, resulting in an estimated pretax gain in the year ended December 31, 2001 of $20.8 million after transaction expenses, severance expenses and other costs. The gain does not reflect any impact from the post-closing adjustment process that has not yet been completed due to litigation related to the Mortgage Transaction. See Note 11. In the year ended December 31, 2002, we revised our estimate of costs related to our exit from the mortgage business by $25.3 million, comprised of $7.5 million for a litigation settlement related to a mortgage loan servicing agreement termination fee collected in December 2000, and $17.8 million primarily related to an increase in our estimated future costs of mortgage business-related contingent liabilities. The $17.8 million charge related primarily to an increase in our estimated 2002 and future costs of mortgage business-related contingent liabilities in connection with (1) contingent liabilities and litigation costs arising from the operation of the mortgage business prior to the Mortgage Transaction that were not assumed by the buyer, and (2) costs related to Advanta’s litigation with Chase in connection with the Mortgage Transaction. The change in estimate reflected the legal and consulting fees and other costs that we expected to incur based on the levels of contingent liabilities and expense rates, expected recoveries from insurance reimbursements and considered the status of the discovery process associated with the Mortgage Transaction litigation. In the year ended December 31, 2003, we recorded a $2.6 million pretax loss on discontinuance of the mortgage business for an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to a lengthening of the anticipated timeframe of the resolution for those contingent liabilities, including an extension of the discovery process and a delay in the scheduled trial date in the litigation with Chase.

      In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. Estimated operating results of the leasing business included estimates of credit performance, asset realization rates, and operating expenses including sales tax assessments. In the year ended December 31, 2001, we recorded an additional $45.0 million pretax loss due to a change in estimate of those operating results based on credit loss experience in 2001. A principal factor contributing to the increased credit losses in 2001 was that one of our former leasing vendors had filed for bankruptcy protection and this vendor’s financial problems were impacting its ability to service the leased equipment in a segment of our leasing portfolio. In the year ended December 31, 2002, we recorded an $11.3 million pretax gain on leasing discontinuance representing a revision in the estimated operating results of the leasing segment over the remaining life of the lease portfolio due primarily to favorable credit performance. The leasing portfolio performed favorably as compared to the expectations and assumptions established in 2001. This improvement was the result of successfully obtaining a replacement vendor to service leased equipment for the former leasing vendor that had filed for bankruptcy protection, as described above, and operational improvements in the leasing collections area. In the year ended December 31, 2003, we adjusted our estimate of operating results of the leasing segment over the remaining life of the lease portfolio and recorded a $600 thousand pretax loss on leasing discontinuance. The decrease in estimated operating results of the leasing segment was primarily associated with an unfavorable sales tax assessment, partially offset by favorable credit performance on the leasing portfolio.

      Per share amounts were as follows for the years ended December 31:

	Advanta Mortgage			Advanta Leasing Services

	2003	2002	2001	2003	2002	2001

Basic loss from discontinued operations per common share
Class A	N/A	N/A	$(0.33)	N/A	N/A	N/A
Class B	N/A	N/A	(0.33)	N/A	N/A	N/A
Combined	N/A	N/A	(0.33)	N/A	N/A	N/A

Diluted loss from discontinued operations per common share
Class A	N/A	N/A	$(0.33)	N/A	N/A	N/A
Class B	N/A	N/A	(0.33)	N/A	N/A	N/A
Combined	N/A	N/A	(0.33)	N/A	N/A	N/A

Basic gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.07)	$(0.62)	$0.47	$(0.02)	$0.28	$(1.70)
Class B	(0.07)	(0.62)	0.47	(0.02)	0.28	(1.70)
Combined	(0.07)	(0.62)	0.47	(0.02)	0.28	(1.70)

Diluted gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.06)	$(0.62)	$0.47	$(0.01)	$0.28	$(1.70)
Class B	(0.06)	(0.62)	0.47	(0.01)	0.28	(1.70)
Combined	(0.06)	(0.62)	0.47	(0.01)	0.28	(1.70)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of assets of discontinued operations, net, were as follows at December 31:

	2003	2002

Lease receivables, net	$68,860	$40,064
Other assets	1,719	91,686
Liabilities	(7,110)	(4,638)

Assets of discontinued operations, net	$63,469	$127,112

      We are continuing to service the existing lease portfolio. Based on the terms of the remaining leases, we expect assets of discontinued operations to be less than $10 million by June 2005 and the wind down of the lease portfolio to be complete by January 2007. In the year ended December 31, 2003, we exercised clean-up call options on the remaining leasing securitization transactions that had $94 million of securitized leases outstanding. This resulted in an increase in on-balance sheet lease receivables and a decrease in retained interests in leasing securitizations. Both on-balance sheet lease receivables and retained interests in leasing securitizations are classified as assets of discontinued operations on the consolidated balance sheets. As a result of exercising these clean-up call options, we have no outstanding securitized leases and no retained interests in leasing securitizations at December 31, 2003. At December 31, 2002, there were $152 million of securitized leases outstanding, and we had retained interests in leasing securitizations of $57 million. The fair value of the retained interests in leasing securitizations at December 31, 2002 was estimated using a 12% discount rate on future cash flows, loss rates ranging from 5.0% to 5.4% and a weighted average life of 0.9 years.

      We used interest rate swaps to manage the impact of fluctuating interest rates on the fair value of certain retained interests in leasing securitizations. The interest rate swaps effectively converted a leasing off-balance sheet variable securitization to a fixed rate. In 2003, the outstanding interest rate swaps were terminated due to our exercise of the clean-up call options on the remaining securitization transactions. At December 31, 2002, the notional amount of interest rate swaps outstanding relating to leasing securitizations was $39.6 million, and the estimated fair value was a liability of $1.2 million. The interest rate swaps were recorded at fair value with changes in fair value recorded in Advanta Leasing Services operating results.

      In the year ended December 31, 2003, we sold two buildings formerly used in our mortgage business that were classified as assets from discontinued operations on the consolidated balance sheets. Proceeds from the sale were approximately $27 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.     Calculation of Earnings Per Share

The following table shows the calculation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

(In thousands, except per share amounts)	2003	2002	2001

Income (loss) from continuing operations	$30,213	$(15,572)	$(30,456)
Less: Preferred A dividends	(141)	(141)	(141)

Income (loss) from continuing operations allocable to common stockholders	30,072	(15,713)	(30,597)
Loss from discontinued operations, net of tax	0	0	(8,438)
Loss, net, on discontinuance of mortgage and leasing businesses, net of tax	(1,968)	(8,610)	(31,639)

Net income (loss) allocable to common stockholders	28,104	(24,323)	(70,674)
Less: Class A dividends declared	(2,266)	(2,302)	(2,294)
Less: Class B dividends declared	(5,260)	(5,540)	(5,224)

Undistributed net income (loss)	$20,578	$(32,165)	$(78,192)

Basic income (loss) from continuing operations per common share
Class A	$1.19	$(0.69)	$(1.23)
Class B	1.29	(0.59)	(1.17)
Combined (1)	1.25	(0.63)	(1.19)

Diluted income (loss) from continuing operations per common share
Class A	$1.16	$(0.69)	$(1.23)
Class B	1.23	(0.59)	(1.17)
Combined (1)	1.21	(0.63)	(1.19)

Basic net income (loss) per common share
Class A	$1.11	$(1.03)	$(2.79)
Class B	1.21	(0.94)	(2.73)
Combined (1)	1.17	(0.97)	(2.75)

Diluted net income (loss) per common share
Class A	$1.08	$(1.03)	$(2.79)
Class B	1.16	(0.94)	(2.73)
Combined (1)	1.13	(0.97)	(2.75)

Basic weighted average common shares outstanding
Class A	9,028	9,152	9,101
Class B	14,999	15,909	16,581
Combined	24,027	25,061	25,682

Dilutive effect of
Options Class B	456	0	0
Restricted shares Class B	453	0	0

Diluted weighted average common shares outstanding
Class A	9,028	9,152	9,101
Class B	15,908	15,909	16,581
Combined	24,936	25,061	25,682

Antidilutive shares
Options Class B	1,734	4,838	2,629
Restricted shares Class B	63	2,446	516

(1)	Combined represents income (loss) allocable to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.     Parent Company Financial Statements

ADVANTA CORP. (Parent Company Only)

Condensed Balance Sheets

($ in thousands)	December 31,

	2003	2002

Assets
Cash	$102	$76,563
Commercial paper equivalent (1)	134,000	100,000
Restricted interest-bearing deposits	2,927	5,302
Investments available for sale	44,769	13,984
Investments in and advances to bank and insurance subsidiaries	332,550	295,942
Investments in and advances to other subsidiaries	190,173	200,050
Premises and equipment	210	1,237
Other assets	135,318	141,739

Total assets	$840,049	$834,817

Liabilities
Debt	$314,817	$315,886
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	80,932	94,525

Total liabilities	498,842	513,504

Stockholders’ Equity
Preferred stock	1,010	1,010
Common stock	306	304
Other stockholders’ equity	339,891	319,999

Total stockholders’ equity	341,207	321,313

Total liabilities and stockholders’ equity	$840,049	$834,817

(1)	Commercial paper equivalent refers to unsecured loans made to Advanta Business Services Holding Corp. or Advanta Business Services for terms of less than 35 days in maturity which are not automatically renewable, consistent with commercial paper issuance.

      The parent company guarantees certain lease payments of its subsidiaries in connection with lease agreements extending through November 30, 2010. At December 31, 2003, the maximum amount of undiscounted future payments that the parent could be required to make under these lease agreement guarantees was $15.1 million. The parent company also guarantees payments of distributions and other amounts due on trust preferred securities issued by its wholly-owned statutory business trust. See Note 10 for a discussion of Advanta Corp. guarantee of payments of distributions and other amounts due on the trust preferred securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ADVANTA CORP. (Parent Company Only)

Condensed Statements of Operations

($ in thousands)	Year Ended December 31,

	2003	2002	2001

Income (loss):
Dividends from bank and insurance subsidiaries (1)	$10,378	$2,152	$97,534
Dividends from other subsidiaries	625	278	278
Interest income	2,605	4,886	22,470
Other revenues, net	12,589	696	22,476
Loss on transfer of consumer credit card business	0	(43,000)	0

Total income (loss)	26,197	(34,988)	142,758

Expenses:
Interest expense	27,133	29,739	54,810
Operating expenses	13,589	7,204	64,676
Unusual charges	0	0	30,142

Total expenses	40,722	36,943	149,628

Loss from continuing operations before income taxes and equity in undistributed net income (loss) in subsidiaries	(14,525)	(71,931)	(6,870)
Income tax benefit	(9,118)	(12,773)	(15,017)

Income (loss) from continuing operations before equity in undistributed net income (loss) of subsidiaries	(5,407)	(59,158)	8,147
Loss on discontinuance of mortgage business, net of tax	(2,340)	(8,238)	(5,962)

Income (loss) before equity in undistributed net income (loss) of subsidiaries	(7,747)	(67,396)	2,185
Equity in undistributed net income (loss) of subsidiaries	35,992	43,214	(72,718)

Net income (loss)	$28,245	$(24,182)	$(70,533)

(1)	Dividends from bank and insurance subsidiaries in the year ended December 31, 2001 include a noncash dividend from Advanta Bank Corp. of $91.4 million.

      The Parent Company Only Statements of Changes in Stockholders’ Equity are the same as the Consolidated Statements of Changes in Stockholders’ Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ADVANTA CORP. (Parent Company Only)

Condensed Statements of Cash Flows

($ in thousands)	Year Ended December 31,

	2003	2002	2001

Operating Activities
Net income (loss)	$28,245	$(24,182)	$(70,533)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net income of subsidiaries	(46,995)	(45,644)	(25,094)
Dividends received from subsidiaries	11,003	2,430	6,378
Depreciation	102	118	2,241
Change in other assets and other liabilities	165	50,348	30,571

Net cash used in operating activities	(7,480)	(16,930)	(56,437)

Investing Activities
Investments in subsidiaries	(317)	(2,332)	(3,991)
Return of investment from subsidiaries	9,622	7,577	267,648
Purchase of investments available for sale	(487,333)	(301,151)	(778,044)
Proceeds from sales of investments available for sale	389,120	336,160	263,657
Proceeds from maturing investments available for sale	67,500	19,382	503,369
Net change in commercial paper equivalents	(34,000)	(3,000)	(72,371)
Net change in restricted interest-bearing deposits	2,375	5,265	2,477
Net change in premises and equipment	925	(202)	6,010

Net cash (used in) provided by investing activities	(52,108)	61,699	188,755

Financing Activities
Proceeds from issuance of debt	84,804	111,515	182,973
Payments on redemption of debt	(100,928)	(141,910)	(611,172)
Decrease in affiliate borrowings	11,775	37,520	220,034
Change in other borrowings	0	(32,317)	32,317
Proceeds from exercise of stock options	2,313	363	3,480
Cash dividends paid	(7,667)	(7,983)	(7,659)
Stock buyback	(7,170)	(15,554)	(7,505)

Net cash used in financing activities	(16,873)	(48,366)	(187,532)

Net decrease in cash	(76,461)	(3,597)	(55,214)
Cash at beginning of year	76,563	80,160	135,374

Cash at end of year	$102	$76,563	$80,160

      In 2003, noncash transactions of the Parent Company included noncash investment in subsidiaries of $12.0 million. There were no significant noncash transactions of the Parent Company in 2002. In 2001, noncash transactions of the Parent Company included noncash dividends of $91.4 million from subsidiaries, noncash investment in subsidiaries of $22.3 million, noncash return of investments from subsidiaries of $50.9 million and noncash affiliate borrowings of $69.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.     Fair Value of Financial Instruments

The estimated fair values of our financial instruments are as follows at December 31:

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash	$26,941	$26,941	$14,834	$14,834
Federal funds sold	258,311	258,311	332,257	332,257
Restricted interest-bearing deposits	77,872	77,872	79,449	79,449
Investments available for sale	222,624	222,624	171,222	171,222
Receivables, net	505,773	543,415	455,347	479,081
Accounts receivable from securitizations	244,337	244,337	198,238	198,238
Accrued interest receivable	22,286	22,286	16,334	16,334
Financial liabilities:
Demand and savings deposits	$8,205	$8,205	$8,941	$8,941
Time deposits	663,999	667,835	705,087	715,032
Debt	314,817	327,879	315,886	318,268
Subordinated debt payable to preferred securities trust	103,093	81,057	0	0
Accrued interest payable	4,008	4,008	5,641	5,641
Off-balance sheet financial instruments:
Commitments to extend credit	$0	$0	$0	$0

      The fair value of a financial instrument is the current amount that would be exchanged in a current transaction between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, quoted market prices are not available for our various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

      We used the following methods and assumptions in estimating fair value disclosures for financial instruments:

Cash, Federal Funds Sold, Restricted Interest-Bearing Deposits, Accrued Interest Receivable and Accrued Interest Payable

For these short-term financial instruments, the carrying amount approximates the fair value.

Investments Available for Sale

Investments available for sale are carried at fair value. The fair values of investments available for sale are based on quoted market prices, dealer quotes or estimates using quoted market prices for similar securities. For investments that are not publicly traded, management has made estimates of fair value that consider several factors including the investees’ financial results, conditions and prospects.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The carrying amount approximates the fair value of other components of accounts receivable from securitizations based on the short-term nature of the assets.

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

Subordinated Debt Payable to Preferred Securities Trust

The fair value of our subordinated debt is estimated using dealer quotes for similar securities.

Commitments to Extend Credit

There is no fair value associated with commitments to extend credit to our business credit card customers, since any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements. We had commitments to extend credit of $6.7 billion at December 31, 2003 and $6.1 billion at December 31, 2002.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Advanta Corp.:

      We have audited the accompanying consolidated balance sheets of Advanta Corp. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 financial statements of Advanta Corp. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

      In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Advanta Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the financial statements, effective December 31, 2003, the Company adopted the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”.

/s/ KPMG LLP

Philadelphia, PA
March 10, 2004

THE REPORT BELOW IS A COPY OF A PREVIOUSLY ISSUED REPORT OF ARTHUR
ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Advanta Corp.:

      We have audited the accompanying consolidated balance sheets of Advanta Corp. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Philadelphia, PA
March 15, 2002

REPORT OF MANAGEMENT

To the Stockholders of Advanta Corp.:

      The management of Advanta Corp. and its subsidiaries (“Advanta”) is responsible for the preparation, content, integrity and objectivity of the consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and as such must, by necessity, include amounts based upon estimates and judgments made by management. The other financial information included in this Form 10-K was also prepared by management and is consistent with the financial statements.

      Management is responsible for establishing and maintaining an effective internal control structure over financial reporting. These systems and controls are designed to provide reasonable, but not absolute, assurance that assets are safeguarded, that transactions are properly recorded and executed in accordance with management’s authorization and that financial statements are reliable. Advanta’s control structure includes: (l) organizational and budgetary arrangements which provide reasonable assurance that errors or irregularities would be detected promptly; (2) careful selection of personnel and communications programs aimed at assuring that policies and standards are understood by employees; (3) continuing management review and evaluation of systems and controls; (4) disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (5) a program of independent internal audit and risk management reviews to ensure compliance. Internal controls, disclosure controls and procedures, and corporate-wide systems, processes and procedures are regularly evaluated and enhanced.

      The consolidated financial statements for 2003 have been audited by KPMG LLP, independent auditors. Their audit was conducted in accordance with auditing standards generally accepted in the United States and considered Advanta’s system of internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests. Their report is printed herewith. The Audit Committee of the Board of Directors, which consists solely of outside directors, meets at least quarterly with the independent auditors, Corporate Audit, Risk Management and representatives of management to discuss, among other items, accounting and financial reporting matters. Advanta’s independent auditors, Corporate Audit function, Risk Management function and the Audit Committee have free access to each other.

      The management of Advanta evaluated its disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2003, Advanta maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

/s/ DENNIS ALTER Chairman of the Board and Chief Executive Officer March 9, 2004	/s/ PHILIP M. BROWNE Senior Vice President and Chief Financial Officer March 9, 2004	/s/ DAVID B. WEINSTOCK Vice President and Chief Accounting Officer March 9, 2004

SUPPLEMENTAL SCHEDULES (UNAUDITED)

QUARTERLY DATA

(In thousands, except per share amounts)	2003

	December 31,	September 30,	June 30,	March 31,

Interest income	$26,354	$33,566	$25,450	$22,991
Interest expense	10,961	12,965	13,111	11,271

Net interest income	15,393	20,601	12,339	11,720
Provision for credit losses	10,149	16,563	9,265	9,446

Net interest income after provision for credit losses	5,244	4,038	3,074	2,274

Noninterest revenues	72,834	64,084	66,554	65,069
Operating expenses	57,686	54,762	57,195	55,522
Minority interest in income of consolidated subsidiary	2,220	2,220	2,220	2,220

Total expenses	59,906	56,982	59,415	57,742

Income before income taxes	18,172	11,140	10,213	9,601
Income from continuing operations	11,176	6,851	6,281	5,905
Loss, net, on discontinuance of mortgage and leasing businesses, net of tax (1)	0	0	(1,968)	0

Net income	$11,176	$6,851	$4,313	$5,905

Basic income from continuing operations per common share
Class A	$0.45	$0.27	$0.25	$0.22
Class B	0.47	0.29	0.27	0.25
Combined (2)	0.47	0.28	0.26	0.24

Diluted income from continuing operations per common share
Class A	$0.43	$0.26	$0.24	$0.22
Class B	0.44	0.28	0.26	0.25
Combined (2)	0.44	0.27	0.26	0.24

Basic net income per common share
Class A	$0.45	$0.27	$0.16	$0.22
Class B	0.47	0.29	0.19	0.25
Combined (2)	0.47	0.28	0.18	0.24

Diluted net income per common share
Class A	$0.43	$0.26	$0.16	$0.22
Class B	0.44	0.28	0.18	0.25
Combined (2)	0.44	0.27	0.18	0.24

Basic weighted average common shares outstanding
Class A	8,803	8,978	9,151	9,183
Class B	15,186	15,100	14,893	14,816
Combined (2)	23,989	24,078	24,044	23,999

Diluted weighted average common shares outstanding
Class A	8,803	8,978	9,151	9,184
Class B	16,704	16,251	15,445	15,212
Combined (2)	25,507	25,229	24,596	24,396

(1)	See Note 20 to the consolidated financial statements.
(2)	Combined represents income (loss) allocable to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

SUPPLEMENTAL SCHEDULES (UNAUDITED) — Continued

QUARTERLY DATA — Continued

(In thousands, except per share amounts)	2002

	December 31,	September 30,	June 30,	March 31,

Interest income	$27,044	$23,919	$26,235	$26,406
Interest expense	11,049	11,052	12,369	13,110

Net interest income	15,995	12,867	13,866	13,296
Provision for credit losses	9,444	9,421	11,341	10,700

Net interest income after provision for credit losses	6,551	3,446	2,525	2,596

Noninterest revenues (1)	22,448	58,021	61,165	55,467
Operating expenses	53,919	48,977	49,887	48,958
Minority interest in income of consolidated subsidiary	2,220	2,220	2,220	2,220

Total expenses	56,139	51,197	52,107	51,178

Income (loss) before income taxes	(27,140)	10,270	11,583	6,885
Income (loss) from continuing operations	(33,246)	6,316	7,124	4,234
Loss, net, on discontinuance of mortgage and leasing businesses, net of tax (2)	0	0	(8,610)	0

Net income (loss)	$(33,246)	$6,316	$(1,486)	$4,234

Basic income (loss) from continuing operations per common share
Class A	$(1.38)	$0.24	$0.27	$0.14
Class B	(1.35)	0.26	0.29	0.17
Combined (3)	(1.36)	0.25	0.28	0.16

Diluted income (loss) from continuing operations per common share
Class A	$(1.38)	$0.23	$0.26	$0.14
Class B	(1.35)	0.25	0.27	0.17
Combined (3)	(1.36)	0.25	0.27	0.16

Basic net income (loss) per common share
Class A	$(1.38)	$0.24	$(0.07)	$0.14
Class B	(1.35)	0.26	(0.05)	0.17
Combined (3)	(1.36)	0.25	(0.06)	0.16

Diluted net income (loss) per common share
Class A	$(1.38)	$0.23	$(0.06)	$0.14
Class B	(1.35)	0.25	(0.05)	0.17
Combined (3)	(1.36)	0.25	(0.06)	0.16

Basic weighted average common shares outstanding
Class A	9,171	9,162	9,144	9,133
Class B	15,292	15,876	16,176	16,301
Combined (3)	24,463	25,038	25,320	25,434

Diluted weighted average common shares outstanding
Class A	9,171	9,163	9,150	9,139
Class B	15,292	16,501	17,640	16,980
Combined (3)	24,463	25,664	26,790	26,119

(1)	Noninterest revenues for the three months ended December 31, 2002 included a $43.0 million pretax loss on the transfer of our consumer credit card business. See Note 11 to the consolidated financial statements.
(2)	See Note 20 to the consolidated financial statements.
(3)	Combined represents income (loss) allocable to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

SUPPLEMENTAL SCHEDULES (UNAUDITED) — Continued

ALLOCATION OF ALLOWANCE FOR RECEIVABLE LOSSES

($ in thousands)	December 31,

	2003		2002		2001		2000		1999

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Business credit cards	$47,041	97%	$44,466	96%	$41,169	98%	$33,165	99%	$14,663	99%
Other receivables	1,413	3	1,693	4	802	2	202	1	202	1

Total	$48,454	100%	$46,159	100%	$41,971	100%	$33,367	100%	$14,865	100%

COMPOSITION OF GROSS RECEIVABLES

($ in thousands)	December 31,

	2003		2002		2001		2000		1999

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Business credit cards	$518,040	97%	$445,083	95%	$416,265	94%	$335,087	93%	$275,095	90%
Other receivables	16,976	3	25,589	5	28,189	6	24,203	7	30,302	10

Total	$535,016	100%	$470,672	100%	$444,454	100%	$359,290	100%	$305,397	100%

YIELD AND MATURITY OF INVESTMENTS AT DECEMBER 31, 2003

($ in thousands)	Maturing

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years

	Fair Value	Yield(3)	Fair Value	Yield(3)	Fair Value	Yield(3)	Fair Value	Yield(3)

U.S. Treasury and other U.S. Government securities	$3,386	1.42%	$22,683	2.29%	$0	0.00%	$2,475	2.20%
State and municipal securities (1)	66	5.19	565	4.91	597	3.54	786	5.41
Other (2)	0	0.00	0	0.00	636	6.50	4,502	5.35

Total investments available for sale	$3,452	1.49%	$23,248	2.35%	$1,233	5.07%	$7,763	4.35%

(1)	Yield computed on a tax equivalent basis using a statutory rate of 35%.
(2)	Equity investments and other securities without a stated maturity are excluded from this table.
(3)	Yields are computed by dividing interest by the amortized cost of the respective investment securities.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

December 31,
($ in thousands)	2003

Maturity:
3 months or less	$131,211
Over 3 months through 6 months	57,225
Over 6 months through 12 months	76,608
Over 12 months	26,519

Total	$291,563

SUPPLEMENTAL SCHEDULES (UNAUDITED) — Continued

COMPOSITION OF DEPOSIT BASE

($ in millions)	December 31,

	2003		2002		2001		2000		1999

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Demand deposits	$6.6	1%	$6.6	1%	$6.5	1%	$4.6	0%	$5.8	0%
Money market savings	1.6	0	2.3	0	3.5	1	64.0	5	242.4	16
Time deposits of $100,000 or less	467.2	70	441.6	62	389.9	61	916.9	68	1,046.6	69
Time deposits of more than $100,000	196.8	29	263.5	37	237.0	37	361.5	27	217.6	15

Total deposits	$672.2	100%	$714.0	100%	$636.9	100%	$1,347.0	100%	$1,512.4	100%

COMPOSITION OF DEBT AND OTHER BORROWINGS

($ in millions)	December 31,

	2003		2002		2001		2000		1999

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Subordinated retail notes and certificates	$0.0	0%	$0.0	0%	$0.6	0%	$0.7	0%	$1.0	0%
Retail notes and certificates	314.8	100	315.8	100	322.8	91	404.2	53	234.4	21
Medium-term bank notes	0.0	0	0.0	0	0.0	0	3.4	1	7.3	0
Medium-term notes	0.0	0	0.0	0	0.2	0	343.6	45	538.0	48
Value notes	0.0	0	0.0	0	0.0	0	3.3	0	7.8	1
Term fed funds, fed funds purchased and FHLB advances	0.0	0	0.0	0	0.0	0	0.0	0	220.0	20
Securities sold under agreements to repurchase	0.0	0	0.0	0	32.3	9	0.0	0	104.2	9
Other borrowings	0.0	0	0.0	0	0.0	0	4.3	1	9.0	1

Total debt and other borrowings	$314.8	100%	$315.8	100%	$355.9	100%	$759.5	100%	$1,121.7	100%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

      An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART III

Item 10.	Directors And Executive Officers Of The Registrant

The text of the Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated by reference, as is the text in Part I of this Report under the caption, “Executive Officers of the Registrant.”

      We have adopted, and posted on our website at the internet address http://www.advanta.com, a Code of Ethics that applies to, among others, our Chief Executive Officer and senior financial officers (including the Chief Financial Officer, Chief Accounting Officer, Controller and persons performing similar functions).

Item 11.	Executive Compensation

The text of the Proxy Statement under the captions “Executive compensation,” “Compensation Committee Report on Executive Compensation” and “Election of Directors — Committees, Meetings and Compensation of the Board of Directors,” “ — Compensation Committee Interlocks and Insider Participation” and “— Other Matters” is hereby incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The text of the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is hereby incorporated herein by reference.

      The following table gives information about equity awards under our 2000 Omnibus Stock Incentive Plan and our Employee Stock Purchase Plan as of December 31, 2003.

Equity Compensation Plan Information

	(a)	(b)	(c)

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance under
	Issued upon Exercise of	Weighted-average Exercise	Equity Compensation Plans
	Outstanding Options,	Price of Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))

Equity Compensation plans approved by shareholders	5,357,564(1)	$9.79	7,992,286(2)

Equity Compensation Plans not approved by shareholders(3)	—	—	—

Total	5,357,564	$9.79	7,992,286(2)(3)

(1)	Does not include 2,089,365 shares of restricted Class B Common Stock granted pursuant to the Advanta Corp. 2000 Omnibus Stock Incentive Plan. Generally, restrictions on these shares may be removed between 2004 and 2012.

(2)	All of the shares remaining available for future issuance are available under the 2000 Omnibus Stock Incentive Plan which provides for the issuance of stock options, restricted stock, stock appreciation rights, phantom shares and other awards.

(3)	Advanta Corp.’s Employee Stock Purchase Plan (ESPP) does not specify a maximum number of shares that may be issued. An aggregate of 51,583 shares of Class B Common Stock were purchased under the ESPP in 2003.

Summary Description of Equity Compensation Plans

Advanta Corp. 2000 Omnibus Stock Incentive Plan

The 2000 Omnibus Stock Incentive Plan (the “Omnibus Plan”) was adopted by the Board of Directors in April 2000 and approved by the shareholders of the Company on June 7, 2000. The Omnibus Plan provides for the issuance of a maximum of 20,000,000 shares of Class B Common Stock (including 9,860,191 shares that were available for issuance under the Company’s prior stock incentive plans that were in effect at the time the Omnibus Plan was approved by the shareholders and which plans were amended and restated by the Omnibus Plan). The plan provides for the issuance of options to acquire Class B Common Stock, awards of Class B Common Stock and/or awards of stock appreciation rights (referred to collectively as “Awards”). Shares of Class B Common Stock awarded pursuant to the plan must be authorized and unissued shares or shares acquired for the treasury of the Company. Generally, if an Award granted under the Omnibus Plan expires, terminates or lapses for any reason, without the issuance of shares of Class B Common Stock thereunder such shares shall be available for reissuance under the Omnibus Plan. Employees and directors of the Company, and consultants and advisors to the Company, who render bona fide services to the Company unrelated to the offer of securities, are eligible to receive Awards under the Omnibus Plan. The terms of any Award made pursuant to the Omnibus Plan are described and established in a grant document provided to the Award recipient. No Awards may be granted under the Omnibus Plan after April 5, 2010. Awards granted and outstanding as of the date the Omnibus Plan terminates will not be affected by the termination of the plan. In the event of a change of control of the Company (as defined by the Omnibus Plan), stock options and stock appreciation rights granted pursuant to the Omnibus Plan will become immediately exercisable in full, and all Awards will become fully vested. Shares subject to Awards granted pursuant to the Omnibus Plan are subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

Advanta Corp. Employee Stock Purchase Plan

In September 1989, the Board of Directors adopted its Employee Stock Purchase Plan (the “Stock Purchase Plan”). The Stock Purchase Plan is a broad-based plan that has not been approved by stockholders and is not intended to qualify as an employee stock purchase plan pursuant to Section 423 of the Internal Revenue Code, as amended. All full-time and part-time employees and non-employee directors of the Company or its subsidiaries with at least six months of service with the Company are eligible to participate in the plan. Eligible employees may acquire shares of Class B Common Stock (and under certain limited circumstances Class A Common Stock) under the plan through payroll deductions. Non-employee directors may contribute a portion of their directors’ fees to the plan to purchase shares of Class B Common Stock. No individual participant may purchase more than $25,000 of stock under the plan in any one year. Shares are purchased monthly under the plan. Participants in the Stock Purchase Plan in effect purchase shares at a 15% discount from the market price because the Company contributes to the plan an amount equal to 15% of the market price of the shares actually purchased for the month, and also pays all fees and commissions relating to the administration of the Stock Purchase Plan and the purchases of shares under the plan.

Item 13.	Certain Relationships And Related Transactions

The text of the Proxy Statement under the captions “Election of Directors — Compensation Committee Interlocks and Insider Participation” and “Election of Directors — Other Matters” is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The text of the Proxy Statement under the caption “Audit Fees and Services” is hereby incorporated by reference.

Item 15.	Exhibits, Financial Statement Schedules, And Reports On Form 8-K

The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

(a)(1)	Financial Statements.
1.	Consolidated Balance Sheets at December 31, 2003 and 2002.
2.	Consolidated Income Statements for each of the three years in the period ended December 31, 2003.
3.	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2003.
4.	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003.
5.	Notes to Consolidated Financial Statements.
(a)(2)	Schedules.
Other statements and schedules are not being presented either because they are not required or the information required by such statements and schedules is presented elsewhere in the financial statements.
(a)(3)	Exhibits
2-a	Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage Corporation (incorporated by reference to Annex I to Advanta Corp.’s Definitive Proxy Statement filed January 25, 2001).
2-b	Mortgage Loan Purchase and Sale Agreement, dated February 23, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2000).
2-c	Mortgage Loan Purchase and Sale Agreement, dated February 28, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2000).
3-a	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994), as amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS))(incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 15, 1995), as further amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, dated March 17, 1997).
3-b	By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 the Registrant’s Current Report on Form 8-K dated March 17, 1997).
3-c	Rights Agreement, dated as of March 14, 1997, by and between the Registrant and the Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated March 17, 1997), as amended by Amendment No. 1, dated as of June 4, 1998 (incorporated by reference to Exhibit 1 to the Registrant’s Amended Registration Statement on Form 8-A/A, dated June 11, 1998), and Amendment No. 2, dated as of September 4, 1998, (incorporated by reference to Exhibit 1 to the Registrant’s Amended Registration Statement on Form 8-A/ A, dated September 23, 1998).

4-a*	Trust Indenture dated April 22, 1981 between Registrant and Mellon Bank, N.A., (formerly, CoreStates Bank, N.A.), as Trustee, including Form of Debenture.
4-b	Specimen of Class A Common Stock Certificate and specimen of Class B Common Stock Certificate (incorporated by reference to Exhibit 1 of the Registrant’s Amendment No. 1 to Form 8 and Exhibit 1 to Registrant’s Form 8-A, respectively, both dated April 22, 1992).
4-c	Trust Indenture dated as of November 15, 1993 between the Registrant and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 (No. 33-50883), filed November 2, 1993).
4-d	Senior Trust Indenture, dated as of October 23, 1995, between the Registrant and Mellon Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 33-62601), filed September 13, 1995).
4-e	Indenture dated as of December 17, 1996 between Advanta Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4-g to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
4-f	Declaration of Trust dated as of December 5, 1996 of Advanta Capital Trust I (incorporated by reference to Exhibit 4-h to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
4-g	Amended and Restated Declaration of Trust dated as of December 17, 1996 for Advanta Capital Trust I (incorporated by reference to Exhibit 4-i to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
4-h	Series A Capital Securities Guarantee Agreement dated as of December 17, 1996 (incorporated by reference to Exhibit 4-j to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10-a	Advanta Corp. 2000 Omnibus Stock Incentive Plan (incorporated by reference to 4(f) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-04469).†
10-b	Card Member License Agreement between Colonial National Financial Corp. (now known as Advanta Bank Corp.) and MasterCard International Incorporated dated April 14, 1994 (incorporated by reference to Exhibit 10-b to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10-c	VISA U.S.A. Inc. Membership Agreement and Principal Member Addendum executed by Advanta Corp. on February 27, 1997 (incorporated by reference to Exhibit 10-c to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10-d	VISA U.S.A. Inc. Membership Agreement executed by Advanta Bank Corp. on March 3, 2000 (incorporated by reference to Exhibit 10-d to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10-e*	Indenture of Trust dated May 11, 1984 between Linda Alter, as settlor, and Dennis Alter, as trustee.
10-e(i)	Agreement dated October 20, 1992 among Dennis Alter, as Trustee of the trust established by the Indenture of Trust filed as Exhibit 10-g (the “Indenture”), Dennis Alter in his individual capacity, Linda Alter, and Michael Stolper, which Agreement modifies the Indenture (incorporated by reference to Exhibit 10-g(i) to the Registrant’s Registration Statement on Form S-3 (File No. 33-58660), filed February 23, 1993).
10-f	Advanta Corp. Executive Deferral Plan (incorporated by reference to the Exhibit 10-j to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).†

10-g	Advanta Corp. Non-Employee Directors Deferral Plan (incorporated by reference to Exhibit 10-K to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).†
10-h	Agreement of Lease dated February 27, 2003 between Advanta Shared Services Corp. and Liberty Property Limited Partnership (without exhibits) and Guaranty of Advanta Corp. (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10-i	Amended and Restated Agreement of Limited Partnership of Advanta Partners LP, dated as of October 1, 1996 (incorporated by reference to Exhibit 10-o to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10-j	Agreement of Limited Partnership of Advanta Growth Capital Fund L.P., dated as of July 28, 2000 (incorporated by reference to Exhibit 10-i to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10-k	Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff (incorporated by reference to Exhibit 10-u to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).†
10-l	Agreement dated May 11, 1998 between the Registrant and Philip M. Browne (incorporated by reference to Exhibit 10-r to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).†
10-m	Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet Financial Group (incorporated by reference to Exhibit (c)(2) to the Registrant’s Schedule 13E-4, dated January 20, 1998), as amended by the First Amendment to the Contribution Agreement, dated as of February 10, 1998, by and among Advanta Corp., Fleet Financial Group and Fleet Credit Card, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed March 6, 1998).
10-n	Commercial Lease, dated September 28, 1995, by and between Draper Park North, L.C. and Advanta Financial Corp., as amended January 31, 1996 and May 20, 1996, as amended (incorporated by reference to Exhibit 10-p to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10-o	Master Indenture, dated as of August 1, 2000, between Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust and Bankers Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed August 30, 2000 by Advanta Business Receivables Corp.).
10-p	Transfer and Servicing Agreement, dated as of August 1, 2000, among Advanta Business Receivables Corp., Advanta Bank Corp., as Servicer, and Advanta Business Card Master Trust (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed August 30, 2000 by Advanta Business Receivables Corp.).
10-q	Administration Agreement, dated as of August 1, 2000, between Wilmington Trust Company, as Owner Trustee of Advanta Business Card Master Trust and Advanta Bank Corp., as Administrator Trustee (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed August 30, 2000 by Advanta Business Receivables Corp.).
10-r	Advanta Business Card Master Trust Agreement, dated as of August 1, 2000 between Advanta Business Receivables Corp. and Wilmington Trust Company, as Owner Trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed August 30, 2000 by Advanta Business Receivables Corp.).
10-s	Series 2000-C Indenture Supplement, dated as of November 1, 2000, between Advanta Business Card Master Trust and Bankers Trust Company, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed November 21, 2000 by Advanta Business Receivables Corp.).

10-t	Series 2001-A Indenture Supplement, dated as of April 1, 2001, between Advanta Business Card Master Trust and Bankers Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed April 24, 2001 by Advanta Business Receivables Corp.).
10-u	Series 2002-A Indenture Supplement, dated as of July 1, 2002, between Advanta Business Card Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed July 26, 2002 by Advanta Business Receivables Corp.).
10-v	Series 2003-A Indenture Supplement, dated as of February 1, 2003, between Advanta Business Card Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed February 27, 2003 by Advanta Business Receivables Corp.).
10-w	Series 2003-B Indenture Supplement, dated as of June 1, 2003, between Advanta Business Card Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed June 26, 2003 by Advanta Business Receivables Corp.).
10-x	Series 2003-C Indenture Supplement, dated as of August 1, 2003, between Advanta Business Card Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed August 26, 2003 by Advanta Business Receivables Corp.).
10-y	Series 2003-D Indenture Supplement, dated as of December 1, 2003, between Advanta Business Card Master Trust and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed December 10, 2003 by Advanta Business Receivables Corp.).
10-z	Letter Agreement dated as of October 14, 2003, between Advanta Corp. and Jeffrey D. Beck (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).†
10-aa	Agreement and General Release between Advanta Corp. and Rosemary Cauchon, dated December 18, 2002 (incorporated by reference to Exhibit 10-x to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).†
10-bb	Master Agreement between Dun & Bradstreet, Inc. and Advanta Bank Corp., dated June 18, 2002 (incorporated by reference to Exhibit 10-y to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10-cc	Direct Marketing Agreement, dated effective as of December 15, 1999, by and among Advanta Bank Corp. and CFM Direct, as amended (incorporated by reference to Exhibit 10-z to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10-dd	Advanta Corp. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10-aa to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10-ee	Service Agreement between First Data Resources Inc. and Advanta Bank Corp., dated as of January 1, 2002 (incorporated by reference to Exhibit 10-u to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10-ff	Relocation Agreement, made as of June 5, 2001, by and between Advanta Corp. and Jeffrey D. Beck (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).†
10-gg	Lease Agreement, dated August 4, 1995, between Ortho Pharmaceutical Corporation and Advanta Corp. (incorporated by reference to Exhibit 10-ee to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10-hh	AT&T Master Custom Agreement, dated February 10, 2003 between Advanta Shared Services Corp. and AT&T Corp. (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
12	Computation of Ratio Earnings to Fixed Charges (filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23.1	Consent of Independent Public Accountants (filed herewith).
23.2	Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
24	Powers of Attorney (included on the signature page hereof).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to the Exhibit with corresponding number constituting part of the Registrant’s Registration Statement on Form S-2 (No. 33-00071), filed on September 4, 1985.

†	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

1.	A Report on Form 8-K was filed by the Company on October 28, 2003 announcing results for the third quarter.

2.	A Report on Form 8-K was filed by the Company on October 31, 2003 announcing removal of regulatory understandings by Advanta Bank Corp.’s state and federal bank regulators.

3.	A Report on Form 8-K was filed by the Company on December 18, 2003 announcing earnings guidance for the fiscal year 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanta Corp.

By:	/s/ WILLIAM A. ROSOFF

William A. Rosoff, President and
Vice Chairman of the Board

Dated: March 10, 2004

      KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, William A. Rosoff, Philip M. Browne, David B. Weinstock and Elizabeth H. Mai, or any of them (with full power to each of them to act alone), his or her true and lawful attorney in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2003 relating to Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of March, 2004.

Name	Title

/s/ DENNIS ALTER Dennis Alter	Chairman of the Board and Chief Executive Officer

/s/ WILLIAM A. ROSOFF William A. Rosoff	President and Vice Chairman of the Board

/s/ PHILIP M. BROWNE Philip M. Browne	Senior Vice President and Chief Financial Officer

/s/ DAVID B. WEINSTOCK David B. Weinstock	Vice President and Chief Accounting Officer

/s/ ARTHUR P. BELLIS Arthur P. Bellis	Director

/s/ ROBERT S. BLANK Robert S. Blank	Director

/s/ MAX BOTEL Max Botel	Director

/s/ DANA BECKER DUNN Dana Becker Dunn	Director

Name	Title

/s/ RONALD LUBNER Ronald Lubner	Director

/s/ OLAF OLAFSSON Olaf Olafsson	Director

/s/ ROBERT H. ROCK Robert H. Rock	Director

/s/ MICHAEL STOLPER Michael Stolper	Director