Form 10-Q
period 2004-03-31
ADVANTA CORP
filed 2004-05-07
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004 or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-14120

Advanta Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1462070 (I.R.S. Employer Identification No.)

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

Yes [   ]    No [   ]

     Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $.01 par value	Outstanding at May 3, 2004 9,606,885 shares

Class B Common Stock, $.01 par value	Outstanding at May 3, 2004 17,743,762 shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share amounts)	2004	2003
ASSETS
Cash	$20,336	$26,941
Federal funds sold	325,906	258,311
Restricted interest-bearing deposits	3,336	77,872
Investments available for sale	185,873	222,624
Receivables, net:
Held for sale	209,803	214,664
Other	299,605	291,109

Total receivables, net	509,408	505,773
Accounts receivable from securitizations	240,783	244,337
Premises and equipment, net	21,182	20,414
Other assets	172,537	278,703
Assets of discontinued operations, net	44,653	63,469

Total assets	$1,524,014	$1,698,444

LIABILITIES
Deposits	$666,048	$672,204
Debt	291,613	314,817
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	108,521	267,123

Total liabilities	1,169,275	1,357,237

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding – 1,010 shares in 2004 and 2003	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 10,041,017 shares in 2004 and 2003	100	100
Class B non-voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 20,907,261 shares in 2004 and 20,542,097 shares in 2003	209	206
Additional paid-in capital	249,181	245,295
Deferred compensation	(11,316)	(13,242)
Unearned ESOP shares	(10,277)	(10,387)
Accumulated other comprehensive income	266	63
Retained earnings	175,187	167,783
Less: Treasury stock at cost, 434,132 Class A common shares and 3,197,614 Class B common shares in 2004 and 2003	(49,621)	(49,621)

Total stockholders’ equity	354,739	341,207

Total liabilities and stockholders’ equity	$1,524,014	$1,698,444

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2004	2003
Interest income:
Receivables	$17,393	$17,473
Investments	1,416	1,926
Other interest income	4,602	3,592

Total interest income	23,411	22,991
Interest expense:
Deposits	4,492	6,221
Debt and other borrowings	4,750	5,050
Subordinated debt payable to preferred securities trust	2,289	0

Total interest expense	11,531	11,271

Net interest income	11,880	11,720
Provision for credit losses	9,511	9,446

Net interest income after provision for credit losses	2,369	2,274
Noninterest revenues:
Securitization income	32,540	29,610
Servicing revenues	12,133	10,027
Other revenues, net	26,754	25,432

Total noninterest revenues	71,427	65,069

Expenses:
Operating expenses	58,194	55,522
Minority interest in income of consolidated subsidiary	0	2,220

Total expenses	58,194	57,742

Income before income taxes	15,602	9,601
Income tax expense	6,163	3,696

Net income	$9,439	$5,905

Basic net income per common share
Class A	$0.37	$0.22
Class B	0.39	0.25
Combined	0.38	0.24

Diluted net income per common share
Class A	$0.34	$0.22
Class B	0.36	0.25
Combined	0.35	0.24

Basic weighted average common shares outstanding
Class A	8,786	9,183
Class B	15,502	14,816
Combined	24,288	23,999

Diluted weighted average common shares outstanding
Class A	8,786	9,184
Class B	17,656	15,212
Combined	26,442	24,396

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
($ in thousands)

		Class A	Class A	Class B	Additional
	Comprehensive	Preferred	Common	Common	Paid-In
	Income (Loss)	Stock	Stock	Stock	Capital
Balance at December 31, 2002		$1,010	$100	$204	$243,910

Net income	$28,245
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $66	(123)

Comprehensive income	$28,122

Preferred and common cash dividends declared
Exercise of stock options				3	2,310
Stock option exchange program stock distribution
Issuance of restricted stock				2	2,150
Amortization of deferred compensation
Forfeitures of restricted stock				(3)	(2,976)
Stock buyback
ESOP shares committed to be released					(99)

Balance at December 31, 2003		$1,010	$100	$206	$245,295

Net income	$9,439
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $(109)	203

Comprehensive income	$9,642

Preferred and common cash dividends declared
Exercise of stock options				4	3,939
Stock-based nonemployee compensation expense					411
Issuance of restricted stock					116
Amortization of deferred compensation
Forfeitures of restricted stock				(1)	(603)
ESOP shares committed to be released					23

Balance at March 31, 2004		$1,010	$100	$209	$249,181

See Notes to Consolidated Financial Statements

($ in thousands)

	Deferred	Accumulated
	Compensation	Other			Total
	& Unearned	Comprehensive	Retained	Treasury	Stockholders’
	ESOP Shares	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2002	$(28,668)	$186	$147,205	$(42,634)	$321,313

Net income			28,245		28,245
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $66		(123)			(123)
Comprehensive income
Preferred and common cash dividends declared			(7,667)		(7,667)
Exercise of stock options					2,313
Stock option exchange program stock distribution				183	183
Issuance of restricted stock	(2,152)				0
Amortization of deferred compensation	4,105				4,105
Forfeitures of restricted stock	2,643				(336)
Stock buyback				(7,170)	(7,170)
ESOP shares committed to be released	443				344

Balance at December 31, 2003	$(23,629)	$63	$167,783	$(49,621)	$341,207

Net income			9,439		9,439
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $(109)		203			203
Comprehensive income
Preferred and common cash dividends declared			(2,035)		(2,035)
Exercise of stock options					3,943
Stock-based nonemployee compensation expense					411
Issuance of restricted stock	(116)				0
Amortization of deferred compensation	1,584				1,584
Forfeitures of restricted stock	458				(146)
ESOP shares committed to be released	110				133

Balance at March 31, 2004	$(21,593)	$266	$175,187	$(49,621)	$354,739

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2004	2003
OPERATING ACTIVITIES – CONTINUING OPERATIONS
Net income	$9,439	$5,905
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities (gains) losses, net	(49)	608
Valuation adjustments on other receivables held for sale	0	105
Depreciation and amortization	2,558	2,118
Stock-based compensation expense	1,849	541
Provision for credit losses	9,511	9,446
Provision for interest and fee losses	2,158	2,594
Change in deferred origination costs, net of deferred fees	696	4,016
Change in receivables held for sale	(90,500)	(77,095)
Proceeds from sale of receivables held for sale	95,361	72,525
Change in accounts receivable from securitizations	3,554	(199,742)
Change in other assets and other liabilities	(45,195)	39,880

Net cash used in operating activities	(10,618)	(139,099)

INVESTING ACTIVITIES – CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	6,941	(34,571)
Purchase of investments available for sale	(265,601)	(117,897)
Proceeds from sales of investments available for sale	300,994	117,331
Proceeds from maturing investments available for sale	1,718	11,949
Change in receivables not held for sale	(20,861)	(25,268)
Sales (purchases) of premises and equipment, net	(3,053)	725

Net cash provided by (used in) investing activities	20,138	(47,731)

FINANCING ACTIVITIES – CONTINUING OPERATIONS
Change in demand and savings deposits	(3,316)	(93)
Proceeds from issuance of time deposits	157,490	253,497
Payments for maturing time deposits	(161,824)	(39,175)
Proceeds from issuance of debt	7,984	28,910
Payments on redemption of debt	(32,465)	(29,595)
Change in cash overdraft	(4,718)	0
Proceeds from exercise of stock options	3,943	0
Cash dividends paid	(2,035)	(2,037)
Stock buyback	0	(2,372)

Net cash (used in) provided by financing activities	(34,941)	209,135

DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	18,816	7,893

Net (decrease) increase in cash	(6,605)	30,198
Cash at beginning of period	26,941	14,834

Cash at end of period	$20,336	$45,032

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)

March 31, 2004
(Unaudited)

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

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” defines a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it permits entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“Opinion”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue with the accounting methodology in Opinion No. 25 and, as a result, have provided pro forma disclosures of compensation expense for options granted to employees under our stock option plans, net of related tax effects, net income and earnings per share, as if the fair value based method of accounting had been applied. Had compensation cost for these plans been determined using the fair value method, our compensation expense for stock option plans, net of related tax effects, net income and net income per common share would have changed to the following pro forma amounts:

	Three Months Ended
	March 31,
	2004	2003
Stock-based employee compensation expense for stock option plans, net of related tax effects
As reported	$0	$0
Pro forma	446	613

Net income
As reported	$9,439	$5,905
Pro forma	8,993	5,292

Basic net income per common share
As reported
Class A	$0.37	$0.22
Class B	0.39	0.25
Combined	0.38	0.24
Pro forma
Class A	$0.35	$0.20
Class B	0.37	0.22
Combined	0.36	0.21

Diluted net income per common share
As reported
Class A	$0.34	$0.22
Class B	0.36	0.25
Combined	0.35	0.24
Pro forma
Class A	$0.33	$0.20
Class B	0.34	0.22
Combined	0.34	0.21

Note 2) Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46”). This interpretation requires a company to consolidate a variable interest entity if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. In December 2003, the FASB revised FIN 46 to clarify some of the provisions and incorporate several FASB staff positions related to FIN 46 that were already effective. This interpretation, as revised, did not have a material effect on our financial position or results of operations since qualifying special-purpose entities, as defined in SFAS No. 140, are exempt from the consolidation requirements of FIN 46. However, our adoption of the revised interpretation resulted in the deconsolidation of the subsidiary trust that issued our company-obligated mandatorily redeemable preferred securities (the “trust preferred securities”) effective December 31, 2003. As a result of the deconsolidation of that trust, the consolidated balance sheets include subordinated debt payable to preferred securities trust of $103 million and an equity investment in the trust of $3 million, rather than $100 million of trust preferred securities. Also as a result of the deconsolidation of that trust, the consolidated income statement includes interest expense on subordinated debt payable to preferred securities trust beginning January 1, 2004, as compared to periods through December 31, 2003 that included payments on the trust preferred securities classified as minority interest in income of consolidated subsidiary.

In June 2003, the FASB issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets – An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. The changes would also help to ensure that variable interest entities will not qualify for the qualifying special-purpose entity exception to FIN 46, as revised, if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In April 2004, the FASB announced plans to issue a revised exposure draft in the third quarter of 2004 and a final standard in the fourth quarter of 2004. Management will evaluate any potential impact of this revised proposed statement when it is available.

In March 2004, the FASB issued an exposure draft, “Share-Based Payment – An Amendment of Statements No. 123 and 95” that addresses the accounting for equity-based compensation arrangements, including employee stock options. Upon implementation of the changes proposed in this statement, entities would no longer be able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities would be required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. The comment period for this proposed statement will end on June 30, 2004. For public entities, this proposed statement would apply prospectively for fiscal years beginning after December 15, 2004 as if all equity-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using a fair value based method of accounting. Management is currently evaluating the potential impact of the proposed statement.

Note 3) Restricted Interest-Bearing Deposits and Investments Available For Sale

At December 31, 2003, restricted interest-bearing deposits included amounts held in escrow in connection with our litigation with Fleet Financial Group, Inc. (“Fleet”) of $74.2 million. On February 2, 2004, the court issued its final judgment and order in the Delaware Chancery Court litigation with Fleet. See Note 8. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the restricted escrow account to an unrestricted cash account.

Investments available for sale consisted of the following:

	March 31, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury & other U.S. Government securities	$39,726	$39,819	$28,593	$28,544
State and municipal securities	1,733	1,790	1,946	2,014
Mortgage-backed securities	4,805	4,917	4,954	4,996
Corporate bonds	2,105	2,105	0	0
Equity securities(1)	20,016	20,163	20,018	20,053
Money market funds(2)	116,965	116,965	166,875	166,875
Other	114	114	142	142

Total investments available for sale	$185,464	$185,873	$222,528	$222,624

(1)	Includes venture capital investments of $9.5 million at March 31, 2004 and December 31, 2003. The amount shown as amortized cost represents fair value for these investments.

(2)	As of March 31, 2004, money market funds include investments in the Barclays Global Investors Prime Money Market Fund of $46.0 million, the Reserve Primary Money Market Fund of $42.0 million and the Merrill Lynch Premier Institutional Money Market Fund of $26.5 million. As of December 31, 2003, money market funds include an investment in the Merrill Lynch Premier Institutional Money Market Fund of $163.8 million.

Note 4) Receivables

Receivables on the balance sheet, including those held for sale, consisted of the following:

	March 31,	December 31,
	2004	2003
Business credit card receivables	$528,204	$518,040
Other receivables	11,492	16,976

Gross receivables	539,696	535,016

Add: Deferred origination costs, net of deferred fees	18,515	19,211
Less: Allowance for receivable losses
Business credit cards	(47,289)	(47,041)
Other receivables	(1,514)	(1,413)

Total allowance	(48,803)	(48,454)

Receivables, net	$509,408	$505,773

In June 2001, Advanta Corp. provided a mortgage financing loan and a revolving home equity line of credit to an executive officer as part of a relocation agreement. The outstanding balances on these loans are included in other receivables and were $490 thousand at March 31, 2004 and $474 thousand at December 31, 2003. Upon the termination of the executive officer’s employment in February 2004, a repayment event under the terms of the agreement occurred. The former executive officer has advised Advanta that he expects to sell the property and use the net proceeds from the sale to satisfy his loan obligations in accordance with the terms of the relocation agreement. Based on the anticipated net proceeds, we expect to forgive a portion of the outstanding loans in the second quarter of 2004. We recorded an $86 thousand charge in the three months ended March 31, 2004 for the expected amount of loan forgiveness.

Note 5) Allowance for Receivable Losses

The following table presents activity in the allowance for receivable losses for the periods presented:

	Three Months Ended
	March 31,
	2004	2003
Beginning balance	$48,454	$46,159
Provision for credit losses	9,511	9,446
Provision for interest and fee losses	2,158	2,594
Gross principal charge-offs:
Business credit cards	(9,548)	(9,274)
Other receivables	0	(20)

Total gross principal charge-offs	(9,548)	(9,294)

Principal recoveries:
Business credit cards	635	866
Other receivables	4	0

Total principal recoveries	639	866

Net principal charge-offs	(8,909)	(8,428)

Interest and fee charge-offs:
Business credit cards	(2,411)	(2,241)

Ending balance	$48,803	$47,530

Note 6) Securitization Activities

Accounts receivable from securitizations consisted of the following:

	March 31,	December 31,
	2004	2003
Retained interests in business credit card securitizations	$149,998	$149,998
Accrued interest and fees on securitized business credit card receivables, net(1)	54,107	58,178
Amounts due from the trust	36,678	36,161

Total accounts receivable from securitizations	$240,783	$244,337

(1)	Reduced by an estimate for uncollectible interest and fees of $11.9 million at March 31, 2004 and $12.6 million at December 31, 2003.

The following represents business credit card securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended
	March 31,	March 31,
	2004	2003
Average securitized receivables	$2,515,532	$2,171,815
Securitization income	32,540	29,610
Discount accretion	4,602	3,592
Interchange income	25,944	20,404
Servicing revenues	12,133	10,027
Proceeds from new securitizations	90,000	72,525
Proceeds from collections reinvested in revolving-period securitizations	1,623,556	1,058,392
Cash flows received on retained interests	66,682	48,300

	Three Months Ended
	March 31,			March 31,
	2004			2003
Key assumptions:
Discount rate	10.98%	—	14.33%	11.44%	—	14.56%
Monthly payment rate	20.63%	—	22.25%	18.88%	—	21.00%
Loss rate	7.45%	—	8.47%	8.80%	—	10.29%
Interest yield, net of interest earned by noteholders	13.47%	—	13.84%	14.26%	—	15.00%

There were no purchases of delinquent accounts from the securitization trust during the three months ended March 31, 2004 or 2003.

The following assumptions were used in estimating the fair value of retained interests in business credit card securitizations at March 31, 2004 and December 31, 2003. The assumptions listed represent weighted averages of assumptions used for each securitization.

	March 31,			December 31,
	2004			2003
Discount rate	10.98%	—	12.40%	12.44%	—	14.33%
Monthly payment rate	20.63%	—	22.25%	20.80%	—	22.25%
Loss rate	7.45%	—	8.20%	7.70%	—	8.47%
Interest yield, net of interest earned by noteholders			13.47%			13.84%

In addition to the assumptions identified above, management also considered qualitative factors such as the impact of the current economic environment on the performance of the business credit card receivables sold and the potential volatility of the current market for similar instruments in assessing the fair value of retained interests in business credit card securitizations.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at March 31, 2004.

Effect on fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(2,372)
Discount rate increased by 4%	(4,664)
Monthly payment rate at 110% of base assumption	(1,771)
Monthly payment rate at 125% of base assumption	(3,992)
Loss rate at 110% of base assumption	(4,526)
Loss rate at 125% of base assumption	(11,316)
Interest yield, net of interest earned by noteholders, decreased by 1%	(6,076)
Interest yield, net of interest earned by noteholders, decreased by 2%	(12,151)

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

	March 31,	December 31,	March 31,
	2004	2003	2003
Owned business credit card receivables	$528,204	$518,040	$465,436
Securitized business credit card receivables	2,548,942	2,463,747	2,278,746

Total managed receivables	3,077,146	2,981,787	2,744,182

Receivables 30 days or more delinquent:
Owned	26,908	25,301	27,846
Securitized	138,440	148,177	146,570
Total managed	165,348	173,478	174,416
Receivables 90 days or more delinquent:
Owned	13,368	12,696	13,403
Securitized	69,087	74,762	71,255
Total managed	82,455	87,458	84,658
Nonaccrual receivables:
Owned	8,879	7,866	6,581
Securitized	46,409	47,381	35,166
Total managed	55,288	55,247	41,747
Accruing receivables past due 90 days or more:
Owned	11,973	11,320	11,640
Securitized	61,713	66,376	61,824
Total managed	73,686	77,696	73,464
Net principal charge-offs for the three months ended March 31 and twelve months ended December 31:
Owned	8,913	43,670	8,408
Securitized	46,187	179,538	45,475
Total managed	55,100	223,208	53,883

Note 7) Selected Balance Sheet Information

Other assets consisted of the following:

	March 31,	December 31,
	2004	2003
Deferred income taxes	$76,533	$82,175
Investment in Fleet Credit Card Services, L.P.	32,588	35,988
Cash surrender value of insurance contracts	20,896	21,792
Intangible assets	4,043	4,295
Investment in preferred securities trust	3,163	3,093
Amounts due from transfer of consumer credit card business	0	70,545
Other assets	35,314	60,815

Total other assets	$172,537	$278,703

     Other liabilities consisted of the following:

	March 31,	December 31,
	2004	2003
Accounts payable and accrued expenses	$32,496	$28,458
Business credit card rewards	19,152	24,785
Current income taxes	13,930	13,449
Accrued interest payable	8,302	4,008
Amounts due to the securitization trust	3,881	4,021
Other(1)	30,760	192,402

Total other liabilities	$108,521	$267,123

(1)	A substantial portion of other liabilities at December 31, 2003 represented our litigation reserves.

In February 2004, the court issued its final judgment and order in the Delaware Chancery Court litigation with Fleet, and a payment was made to Fleet in satisfaction of all amounts due in connection with this litigation. See Note 8. In accordance with the court’s order, the payment to Fleet was net of amounts due to Advanta from Fleet. As a result of the court’s order and payment to Fleet in February 2004, there was a decrease in other assets and other liabilities as of the payment date. There was no impact to the results of our operations since, based on the final judgment and order, our reserves were adequate.

Eligible cardholders earn cash back rewards or bonus mile rewards based on net purchases charged on their business credit card accounts. The costs of future reward redemptions are estimated and a liability is recorded at the time cash back rewards or bonus mile points are earned by the cardholder. In each reporting period, we adjust our estimate of the percentage of cardholders that will ultimately claim rewards and the cost of rewards based on our experience with each program. In addition, in the three months ended March 31, 2003, we changed the redemption terms of certain bonus mile reward programs resulting in a decrease in the anticipated costs of future reward redemptions. The impact of the changes in the estimated percentage of cardholders that will ultimately claim rewards and other changes in anticipated costs of future period reward redemptions for the bonus mile reward liability in the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended
	March 31,
	2004	2003
Increase (decrease) in other revenues	$(500)	$1,300
Increase (decrease) in net income	(300)	800
Amount per combined diluted share	$(0.01)	$0.03

Note 8) Commitments and Contingencies

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet’s allegations, which we denied, centered around Fleet’s assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card Services, L.P. in connection with the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. (the “Consumer Credit Card Transaction”) in 1998. We filed an answer to the complaint, and we also filed a countercomplaint against Fleet for damages we believe have been caused by certain actions of Fleet. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an interest-bearing escrow account in February 2001. On

January 22, 2003, the trial court issued a ruling on all but one of the remaining issues, and ordered further briefing on the remaining outstanding issue. Effective December 31, 2002, we recognized a $43.0 million pretax loss on the transfer of our consumer credit card business, representing the estimated impact of implementing the court’s January 2003 decisions. This amount represented the amount of estimated liability in excess of the reserves we had been carrying for the litigation, based on our expectations of the outcome of the litigation. In 2003, we accrued interest on the liability at a rate consistent with the estimation methodology used effective December 31, 2002. On November 7, 2003, the court ruled on the remaining outstanding issue, the method for calculating the interest to be awarded, and ordered the parties to submit revised calculations in accordance with this ruling before it issued a judgment. On February 2, 2004, the court issued its final judgment and order. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the restricted escrow account to an unrestricted cash account. At December 31, 2003, the escrow account was included in restricted interest-bearing deposits on the consolidated balance sheet. There was no impact to the results of our operations since, based on the final judgment and order, our reserves at December 31, 2003 were adequate. On March 1, 2004, we filed a notice of appeal to commence the appeals process relating to orders made by the Delaware Chancery Court during the litigation, and on April 15, 2004, we filed an opening brief with the Supreme Court of Delaware setting forth the basis for our appeal.

In an ongoing element of Fleet’s disputes with us, Fleet has claimed $508 million of tax deductions from its partnership with us in connection with the Consumer Credit Card Transaction, which are required under the law to be allocated solely to Advanta. As required, we reported these deductions on our 1998 corporate tax return. However, we have not used or booked the benefit from most of these deductions because for tax purposes we have a very substantial net operating loss carryforward. We have $511 million of net operating loss carryforwards from all sources at March 31, 2004, and have booked no benefit from approximately $400 million of these net operating loss carryforwards. If the deductions are ultimately allocated as claimed by Fleet, the impact on our equity at March 31, 2004 would be a decrease of approximately $35 million. The deductions are attributable to deductions for bad debt reserves that we expensed in computing our book income or loss before the Consumer Credit Card Transaction, but which were not deductible by Advanta for tax purposes until after the closing of the transaction in 1998. The tax law requires “built in losses” like these to be deducted by the party who contributed the assets to the partnership, in this case, Advanta. The Internal Revenue Service agents who have examined the returns at issue have to ensure that both parties do not obtain the deductions and therefore, following standard practice, proposed to disallow the deductions to both parties until there is a final resolution. The deductions, as well as the allocation of a gain from the sale of a partnership asset of approximately $47 million, are now before the IRS Regional Office of Appeals.

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

On July 26, 2001, Chase Manhattan Mortgage Corporation (“Chase”) filed a complaint against Advanta Corp. and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that we breached our contract with Chase in connection with the Mortgage Transaction. Chase claims that we misled Chase concerning the value of certain of the assets sold to Chase and claims damages of approximately $70 million. In September 2001, we filed an answer to the complaint in which we denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to us in connection with the transaction. The trial was originally scheduled to begin in January 2004. In the second quarter of 2003, the parties extended the discovery period and the court delayed the scheduled trial date to April 2004. The discovery period has ended. In September 2003, we filed a motion for summary judgment with the court with respect to all claims raised in Chase’s complaint and Chase filed a motion for partial summary judgment with respect to certain of its claims. On March 4, 2004, the court denied both parties’ motions for summary judgment. On April 26, 2004, the trial commenced; at trial, Chase has now asserted damages totaling approximately $88 million. We believe that the lawsuit is without merit and will vigorously defend Advanta in this litigation and therefore, we do not have any reserves for future judgments or rulings in this litigation. However, since this litigation relates to a discontinued operation, we have established reserves for estimated future litigation costs. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse effect on our financial condition or results of operations.

On February 13, 2004, we filed a Writ of Summons in Montgomery County, Pennsylvania Court of Common Pleas, which we amended on March 4, 2004; and on March 8, 2004, we filed a second amendment to this Writ of Summons and filed a complaint against Chase in Montgomery County, Pennsylvania Court of Common Pleas seeking damages of at least $17.7 million. On February 23, 2004, Chase filed a complaint against us in the United States District Court for the District of Delaware seeking damages of at least $8 million. These filings relate to contractual claims under the Purchase and Sale Agreement governing the Mortgage Transaction and are a continuation of the ongoing dispute associated with the Mortgage Transaction. We do not expect the lawsuit filed by Chase on February 23, 2004 to have a material adverse effect on our financial condition or results of operations.

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

Note 9) Capital Stock

In 2001 and 2002, the Board of Directors of Advanta Corp. authorized management to purchase up to 3.0 million shares of Advanta Corp. common stock. In 2003, we repurchased 434,132 shares of our Class A Common Stock and 315,250 shares of our Class B Common Stock, which substantially completed our purchases under the authorizations.

Cash dividends per share of common stock declared during the three months ended March 31, 2004 and 2003 were $0.063 for Class A Common Stock and $0.076 for Class B Common Stock. In February 2004, the Board of Directors of Advanta Corp. approved a 50% increase in the regular quarterly cash dividends per share beginning in the second quarter of 2004.

Note 10) Segment Information

	Advanta
	Business	Venture
	Cards	Capital	Other(1)	Total
Three months ended March 31, 2004
Interest income	$21,849	$0	$1,562	$23,411
Interest expense	9,123	88	2,320	11,531
Noninterest revenues	70,262	32	1,133	71,427
Pretax income (loss) from continuing operations	16,665	(1,063)	0	15,602
Total assets at end of period	756,324	10,524	757,166	1,524,014

Three months ended March 31, 2003
Interest income	$20,754	$0	$2,237	$22,991
Interest expense	10,734	140	397	11,271
Noninterest revenues (losses)	64,949	(610)	730	65,069
Pretax income (loss) from continuing operations	10,977	(1,376)	0	9,601
Total assets at end of period	915,667	13,934	1,021,456	1,951,057

(1)	Other includes investment and other activities not attributable to reportable segments. Total assets in the “Other” segment include assets of discontinued operations.

Note 11) Calculation of Earnings Per Share

The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended
	March 31,
	2004	2003
Net income	$9,439	$5,905
Less: Preferred A dividends	(141)	(141)

Net income available to common stockholders	9,298	5,764
Less: Class A dividends declared	(551)	(576)
Less: Class B dividends declared	(1,343)	(1,320)

Undistributed net income	$7,404	$3,868

Basic net income per common share
Class A	$0.37	$0.22
Class B	0.39	0.25
Combined(1)	0.38	0.24
Diluted net income per common share
Class A	$0.34	$0.22
Class B	0.36	0.25
Combined(1)	0.35	0.24

Basic weighted average common shares outstanding
Class A	8,786	9,183
Class B	15,502	14,816
Combined	24,288	23,999
Dilutive effect of
Options Class B	1,225	117
Restricted shares Class A	0	1
Restricted shares Class B	929	279
Diluted weighted average common shares outstanding
Class A	8,786	9,184
Class B	17,656	15,212
Combined	26,442	24,396
Antidilutive shares
Options Class B	249	2,736
Restricted shares Class B	0	142

(1)	Combined represents net income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

Net income includes the following business segment results:

	Three Months Ended
($ in thousands)	March 31,
	2004	2003
Pretax income (loss):
Advanta Business Cards	$16,665	$10,977
Venture Capital	(1,063)	(1,376)

Total pretax income	15,602	9,601
Income tax expense	(6,163)	(3,696)

Net income	$9,439	$5,905
Per combined common share, assuming dilution	$0.35	$0.24

Advanta Business Cards pretax income increased for the three months ended March 31, 2004 as compared to the same period of 2003 due primarily to growth in both owned and securitized receivables, a decrease in cost of funds and credit loss rates and a decrease in operating expenses as a percentage of owned and securitized receivables, partially offset by a decline in yields. The decrease in yields reflects our array of competitively-priced offerings and products, including promotional pricing and rewards, designed to selectively attract and retain more high credit quality customers and to respond to the competitive environment. We believe that these types of customers will have lower credit losses in future periods. Although there may be month-to-month or quarterly variations, we expect yields on our business credit cards to decline modestly in 2004 as compared to 2003, as a result of the anticipated increase in high credit quality customers.

Venture Capital pretax loss in the three months ended March 31, 2004 includes $807 thousand of expenses relating to lease commitments and severance costs associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004. Venture Capital segment results also include pretax investment gains of $32 thousand in the three months ended March 31, 2004 and pretax investment losses of $610 thousand in the three months ended March 31, 2003, which reflect the market conditions for our venture capital investments in those periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified accounting for allowance for receivable losses, securitization transactions, business credit card rewards programs, litigation contingencies, income taxes, and discontinued operations as our most critical accounting policies and estimates because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in such estimates could have a material impact on our financial condition or results of operations. These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2003.

ADVANTA BUSINESS CARDS

Advanta Business Cards originates new accounts directly and through the use of third parties. The following table provides key statistical information on our business credit card portfolio for the three months ended March 31. Credit quality statistics for the business credit card portfolio are included in the “Provision and Allowance for Receivable Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended
($ in thousands)	March 31,
	2004	2003
Average owned receivables	$551,652	$515,452
Average securitized receivables	$2,515,532	$2,171,815
Cardholder transaction volume	$1,921,933	$1,602,498
New account originations	39,135	53,931
Average number of active accounts(1)	592,114	583,739
Ending number of accounts at March 31	788,330	792,626

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistic reported above is the average number of active accounts for the three months ended March 31.

In the second quarter of 2003, we enhanced our targeting and decision models used in identifying prospective customers. We have also expanded our activities to identify and establish strategic relationships with organizations focused on certain business owners, executives and small businesses. We expect that our targeted approach will result in acquiring more engaged customers, but may result in somewhat lower account growth rates. We also plan to strengthen and deepen our relationships with our existing customers by providing value based on factors other than pricing in order to build lasting, profitable relationships. The decrease in new account originations in the three months ended March 31, 2004 as compared to the same period of 2003 reflects the selectivity of our refined customer acquisition targeting. We expect business credit card receivable growth to range from 10% to 20% for the year ended December 31, 2004 based on our current plans and strategies.

Pretax income for Advanta Business Cards was $16.7 million for the three months ended March 31, 2004 as compared to $11.0 million for the same period of 2003. The components of pretax income for Advanta Business Cards are as follows:

	Three Months Ended
($ in thousands)	March 31,
	2004	2003
Net interest income on owned interest-earning assets	$12,726	$10,020
Noninterest revenues	70,262	64,949
Provision for credit losses	(9,413)	(9,408)
Operating expenses	(56,910)	(54,584)

Pretax income	$16,665	$10,977

Net interest income on owned interest-earning assets increased by $2.7 million in the three months ended March 31, 2004 as compared to the same period of 2003. The increase was due primarily to an increase in average owned business credit card receivables of $36.2 million and a decrease in our cost of funds, partially offset by a decrease in the average yield earned on our business credit card receivables. The decrease in yields is a result of our competitively-priced offerings and products. Average owned business credit card receivables increased in the three months ended March 31, 2004 as compared to the same period of 2003 due to growth and the timing of securitization activity.

Noninterest revenues include securitization income, interchange income, business credit card rewards costs and other fee revenues. The increase in noninterest revenues in the three months ended March 31, 2004 as compared to the same period of 2003 is due primarily to the increased volume of securitized business credit card receivables that produced higher securitization income and servicing fees. In addition, the increase is due to higher transaction volume that yielded higher interchange income. Noninterest revenues also include the impact of changes in estimated costs of future reward redemptions in both periods. See further discussion in the “Other Revenues” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Provision for credit losses on business credit card receivables was $9.4 million for the three months ended March 31, 2004, which was consistent with the same period of 2003. The impact of growth in owned receivables on provision for credit losses was offset by a reduction in the estimate of losses inherent in the portfolio based on the delinquency and principal charge-off trends and the composition of the portfolio as compared to the same period of 2003.

The increase in operating expenses in the three months ended March 31, 2004 as compared to the same period of 2003 was due primarily to an increase in salaries and employee benefits expense resulting from executive compensation expense incurred related to changes in senior management, higher incentive compensation expense resulting from improved earnings and collections performance, and personnel hired in connection with initiatives to originate and retain relationships with high credit quality customers. Operating expenses also reflect a decrease in the amortization of deferred origination costs, due to the number and timing of new account originations in prior periods.

VENTURE CAPITAL

The components of pretax loss for our Venture Capital segment are as follows:

	Three Months Ended
($ in thousands)	March 31,
	2004	2003
Net interest expense	$(88)	$(140)
Unrealized gains (losses), net	32	(610)
Operating expenses	(1,007)	(626)

Pretax loss	$(1,063)	$(1,376)

The estimated fair value of our venture capital investments was $9.5 million at March 31, 2004 and December 31, 2003. Unrealized gains (losses) on our venture capital investments reflect the market conditions for those investments in each respective period.

In recent years, we have limited our new venture capital investment activity and we presently do not expect to make significant additional investments. Operating expenses in the three months ended March 31, 2004 include expenses associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004, consisting of $571 thousand of expense relating to lease commitments and $236 thousand of severance costs. Due to the closure, we expect to incur lower operating expenses in the Venture Capital segment in future periods.

INTEREST INCOME AND EXPENSE

Interest income increased $420 thousand to $23.4 million for the three months ended March 31, 2004 as compared to the same period of 2003. Interest income was impacted by a decrease in the average yield earned on our business credit card receivables as a result of our competitively-priced offerings and products. The impact of lower yields on business credit card receivables was offset by an increase of $36.2 million in average business credit card receivables in the three months ended March 31, 2004 as compared to the same period of 2003. Interest income was also impacted by an increase in average balances and the average yield on retained interests in securitizations. The increase in average balances of retained interests in securitizations is due to additional securitizations completed since March 31, 2003. The increase in average yield on retained interests in securitization to 12.27% for the three months ended March 31, 2004 as compared to 10.72% for the same period of 2003 is due primarily to the composition of retained interests in the respective periods. Retained interests in securitizations in the three months ended March 31, 2003 included an investment-grade subordinated trust asset with a lower effective yield than our other retained interests in securitizations.

Interest expense for the three months ended March 31, 2004 includes $2.3 million of interest expense on subordinated debt payable to preferred securities trust. Our adoption of FIN 46, as revised, resulted in the deconsolidation of the subsidiary trust that issued our trust preferred securities effective December 31, 2003. As a result of the deconsolidation of that trust, the consolidated income statement includes interest expense on subordinated debt payable to preferred securities trust beginning January 1, 2004, as compared to periods through December 31, 2003 that included payments on the trust preferred securities classified as minority interest in income of consolidated subsidiary.

Interest expense increased $260 thousand to $11.5 million for the three months ended March 31, 2004 as compared to the same period of 2003. The increase in interest expense is due to the $2.3 million of interest expense on subordinated debt payable to preferred securities trust described above, partially offset by a decrease in interest expense on deposits and debt of $2.0 million. This decrease in interest expense on deposits and debt was the result of a $155 million decrease in the average balances of deposits and debt outstanding and a decrease in our average cost of funding debt and deposits due to the prevailing interest rate environment and our ability to lower interest rates offered on senior debt resulting from our liquidity position.

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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended March 31,
	2004			2003
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Owned receivables:
Business credit cards(1)	$551,652	$17,247	12.57%	$515,452	$17,162	13.50%
Other receivables	13,888	146	4.23	24,860	311	5.07

Total owned receivables	565,540	17,393	12.37	540,312	17,473	13.11
Investments(2)	497,561	1,419	1.13	575,099	1,932	1.35
Retained interests in securitizations	149,998	4,602	12.27	134,005	3,592	10.72
Interest-earning assets of discontinued operations	63,046	1,526	9.68	41,786	1,277	12.22

Total interest-earning assets(3)	1,276,145	$24,940	7.84%	1,291,202	$24,274	7.60%
Noninterest-earning assets	338,536			518,488

Total assets	$1,614,681			$1,809,690

Deposits	$666,270	$4,682	2.83%	$807,208	$6,608	3.32%
Debt	303,848	4,632	6.13	318,275	5,065	6.45
Subordinated debt payable to preferred securities trust	103,093	2,289	8.88	0	0	0.00
Other borrowings	0	0	0.00	224	1	1.69

Total interest-bearing liabilities(4)	1,073,211	$11,603	4.34%	1,125,707	$11,674	4.21%
Noninterest-bearing liabilities	194,016			262,225

Total liabilities	1,267,227			1,387,932
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp. (trust preferred securities)	0			100,000
Stockholders’ equity	347,454			321,758

Total liabilities and stockholders’ equity	$1,614,681			$1,809,690

Net interest spread			3.50%			3.39%
Net interest margin			4.20%			3.96%

(1)	Interest income includes late fees for owned business credit cards receivables of $1.4 million for the three months ended March 31, 2004 and $1.5 million for the three months ended March 31, 2003.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

For the three months ended March 31, 2004, provision for credit losses on a consolidated basis was $9.5 million as compared to $9.4 million for the same period of 2003. The impact of the increase in average owned business credit card receivables of $36.2 million in the three months ended March 31, 2004 as compared to the same period of 2003 was substantially offset by a reduction in the estimate of losses inherent in the portfolio based on delinquency and principal charge-off trends and the current composition of the portfolio that included more high credit quality customers as compared to the same period of 2003.

For the three months ended March 31, 2004, the provision for interest and fee losses, which is recorded as a direct reduction to interest and fee income, decreased by $436 thousand to $2.2 million as compared to the same period of 2003. The decrease was due to a reduction in the estimate of losses inherent in the portfolio based on improved delinquency and charge-off trends and the current composition of the portfolio as compared to the same period of 2003, partially offset by growth in average owned business credit card receivables.

The allowance for receivable losses on business credit card receivables was $47.3 million at March 31, 2004, or 8.95% of owned receivables, which was relatively consistent with the allowance of $47.0 million, or 9.08% of owned receivables at December 31, 2003. Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, and there may be month-to-month or quarterly variations in losses or delinquencies, we anticipate that the owned and managed net principal charge-off rates for the second and third quarters of 2004 will be lower than those experienced for the comparable periods of 2003. This expectation is based upon the level of receivables 90 days or more delinquent at March 31, 2004 and the current composition of the portfolio that reflects our strategic initiative to selectively attract and retain more high credit quality customers.

The following table provides credit quality data as of and for the year-to-date periods indicated for our owned receivable portfolio including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit cards and other receivables.

	March 31,	December 31,		March 31,
($ in thousands)	2004	2003		2003
CONSOLIDATED – OWNED
Allowance for receivable losses	$48,803	$48,454		$47,530
Receivables 30 days or more delinquent	27,020	25,413		29,207
Receivables 90 days or more delinquent	13,480	12,808		14,207
Nonaccrual receivables	8,991	7,978		7,385
Accruing receivables past due 90 days or more	11,973	11,320		11,640
As a percentage of gross receivables:
Allowance for receivable losses	9.04%	9.06%		9.71%
Receivables 30 days or more delinquent	5.01	4.75		5.96
Receivables 90 days or more delinquent	2.50	2.39		2.90
Nonaccrual receivables	1.67	1.49		1.51
Accruing receivables past due 90 days or more	2.22	2.12		2.38
Net principal charge-offs	$8,909	$43,704	(1)	$8,428
As a percentage of average gross receivables (annualized)	6.30%	7.18	% (1)	6.24%
BUSINESS CREDIT CARDS – OWNED
Allowance for receivable losses	$47,289	$47,041		$45,818
Receivables 30 days or more delinquent	26,908	25,301		27,846
Receivables 90 days or more delinquent	13,368	12,696		13,403
Nonaccrual receivables	8,879	7,866		6,581
Accruing receivables past due 90 days or more	11,973	11,320		11,640
As a percentage of gross receivables:
Allowance for receivable losses	8.95%	9.08%		9.84%
Receivables 30 days or more delinquent	5.09	4.88		5.98
Receivables 90 days or more delinquent	2.53	2.45		2.88
Nonaccrual receivables	1.68	1.52		1.41
Accruing receivables past due 90 days or more	2.27	2.19		2.50
Net principal charge-offs	$8,913	$43,670	(1)	$8,408
As a percentage of average gross receivables (annualized)	6.46%	7.42	% (1)	6.52%

(1)	For the three months ended December 31, 2003, net principal charge-offs on owned consolidated receivables were $10.2 million or 6.66% as a percentage of average gross receivables. For the three months ended December 31, 2003, net principal charge-offs on owned business credit card receivables were $10.2 million or 6.84% as a percentage of average gross business credit card receivables.

SECURITIZATION INCOME

Securitization income increased $2.9 million for the three months ended March 31, 2004 to $32.5 million as compared to the same period of 2003 due to increased volume of securitized receivables, a decrease in the floating interest rates earned by note holders and a decrease in the net principal charge-off rate on securitized receivables, partially offset by a decrease in yield on securitized receivables. The fluctuation in yields and rates are similar to those experienced in owned business credit card receivables as discussed in the “Interest Income and Expense” and “Provision and Allowance for Receivable Losses” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

INCOME STATEMENT MEASURES AND STATISTICS

					Advanta
	Advanta				Business
	Business		Securitization		Cards	Managed
($ in thousands)	Cards GAAP	GAAP Ratio(3)	Adjustments		Managed	Ratio(3)
Three Months Ended March 31, 2004:
Interest income	$21,849	12.46%	$93,107		$114,956	14.99%
Interest expense	9,123	5.21	11,334		20,457	2.67
Net interest income	12,726	7.25	81,773		94,499	12.32
Noninterest revenues	70,262	40.06	(35,586)		34,676	4.52
Provision for credit losses	9,413	5.37	46,187	(2)	55,600	7.25
Risk-adjusted revenues(1)	73,575	41.94	0		73,575	9.59
Average business credit card interest-earning assets	701,650		2,365,534		3,067,184
Average business credit card receivables	551,652		2,515,532		3,067,184
Net principal charge-offs	8,913	6.46	46,187		55,100	7.19

Three Months Ended March 31, 2003:
Interest income	$20,754	12.78%	$87,095		$107,849	16.05%
Interest expense	10,734	6.61	9,521		20,255	3.01
Net interest income	10,020	6.17	77,574		87,594	13.04
Noninterest revenues	64,949	40.00	(32,099)		32,850	4.89
Provision for credit losses	9,408	5.79	45,475	(2)	54,883	8.17
Risk-adjusted revenues(1)	65,561	40.38	0		65,561	9.76
Average business credit card interest-earning assets	649,457		2,037,810		2,687,267
Average business credit card receivables	515,452		2,171,815		2,687,267
Net principal charge-offs	8,408	6.52	45,475		53,883	8.02

(1)	Risk-adjusted revenues represent net interest income and noninterest revenues, less provision for credit losses.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs.

(3)	Ratios are as a percentage of average business credit card interest-earning assets except net principal charge-off ratios, which are as a percentage of average business credit card receivables.

BALANCE SHEET MEASURES AND STATISTICS

	Advanta			Advanta
	Business	GAAP	Securitization	Business	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments	Cards Managed	Ratio(1)
As of March 31, 2004
Number of business credit card accounts	788,330		N/A	788,330
Ending business credit card receivables	$528,204		$2,548,942	$3,077,146
Receivables 30 days or more delinquent	26,908	5.09%	138,440	165,348	5.37%
Receivables 90 days or more delinquent	13,368	2.53	69,087	82,455	2.68
Nonaccrual receivables	8,879	1.68	46,409	55,288	1.80
Accruing receivables past due 90 days or more	11,973	2.27	61,713	73,686	2.39

As of December 31, 2003
Number of business credit card accounts	786,700		N/A	786,700
Ending business credit card receivables	$518,040		$2,463,747	$2,981,787
Receivables 30 days or more delinquent	25,301	4.88%	148,177	173,478	5.82%
Receivables 90 days or more delinquent	12,696	2.45	74,762	87,458	2.93
Nonaccrual receivables	7,866	1.52	47,381	55,247	1.85
Accruing receivables past due 90 days or more	11,320	2.19	66,376	77,696	2.61

As of March 31, 2003
Number of business credit card accounts	792,626		N/A	792,626
Ending business credit card receivables	$465,436		$2,278,746	$2,744,182
Receivables 30 days or more delinquent	27,846	5.98%	146,570	174,416	6.36%
Receivables 90 days or more delinquent	13,403	2.88	71,255	84,658	3.08
Nonaccrual receivables	6,581	1.41	35,166	41,747	1.52
Accruing receivables past due 90 days or more	11,640	2.50	61,824	73,464	2.68

(1)	Ratios are as a percentage of ending business credit card receivables.

SERVICING REVENUES

Servicing revenues were $12.1 million for the three months ended March 31, 2004 and $10.0 million for the same period of 2003. The increase in servicing revenue was due to increased volume of securitized business credit card receivables.

OTHER REVENUES

	Three Months Ended
($ in thousands)	March 31,
	2004	2003
Interchange income	$31,575	$26,138
Business credit cards cash back rewards	(5,751)	(2,426)
Business credit cards bonus mile rewards	(3,470)	(1,706)
Balance transfer fees	1,427	1,351
Cash advance fees	763	755
Other fee revenues	1,289	1,403
Earnings allocable to partnership interest	600	500
Investment securities gains (losses), net	49	(608)
Valuation adjustments on other receivables held for sale	0	(105)
Other	272	130

Total other revenues, net	$26,754	$25,432

Interchange income includes interchange fees on both owned and securitized business credit cards. The increase in interchange income in the three months ended March 31, 2004 as compared to the same period of 2003 was due to higher transaction volume. The average interchange rate was 2.1% in each of the three month periods ended March 31, 2004 and March 31, 2003.

The increase in business credit cards cash back rewards in the three months ended March 31, 2004 as compared to the same period of 2003 was due primarily to the increase in average business credit card accounts in the cash back rewards programs and the corresponding transaction activity in those accounts.

The increase in business credit cards bonus mile rewards in the three months ended March 31, 2004 as compared to the same period of 2003 was due primarily to changes in estimate of anticipated costs of future rewards redemptions. Business credit cards bonus mile rewards included a $500 thousand increase in estimated costs in the three months ended March 31, 2004, and a $1.3 million decrease in estimated costs in the same period of 2003. See Note 7 to the consolidated financial statements for further discussion.

Investment securities gains (losses), net, primarily represent increases (decreases) in valuations of venture capital investments reflecting the market conditions for the investments.

OPERATING EXPENSES

	Three Months Ended
($ in thousands)	March 31,
	2004	2003
Salaries and employee benefits	$22,431	$17,991
Amortization of deferred origination costs, net	9,337	14,184
External processing	5,219	4,858
Professional fees	4,248	3,196
Marketing	3,261	2,927
Equipment	2,988	3,394
Occupancy	2,581	1,789
Credit	1,591	1,185
Insurance	1,084	751
Postage	974	902
Fraud	954	915
Telephone	925	1,074
Other	2,601	2,356

Total operating expenses	$58,194	$55,522

Salaries and employee benefits in the three months ended March 31, 2004 include $1.6 million of expense associated with executive compensation expense incurred in connection with changes in senior management and Venture Capital segment severance costs. In addition, salaries and employee benefits increased in the three months ended March 31, 2004 as compared to the same period of 2003 due to higher incentive compensation expense resulting from improved earnings and collections performance, and personnel hired in connection with initiatives to originate and retain relationships with high credit quality customers.

Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over the privilege period of one year. Amortization of deferred origination costs, net, decreased in the three months ended March 31, 2004 as compared to the same period of 2003 due primarily to the number and timing of new account originations in prior periods. We originated a significant volume of new accounts in the fourth quarter of 2002, and the costs to originate those accounts increased amortization expense throughout most of 2003. We expect amortization of business credit card deferred origination costs to be lower in each of the quarters of 2004, as compared to the same periods of 2003, based on the level of deferred origination costs and the timing of new accounts during prior periods.

External processing expense increased in the three months ended March 31, 2004 as compared to the same period of 2003 due primarily to higher transaction volume.

Professional fees increased in the three months ended March 31, 2004 as compared to the same period of 2003 due primarily to an increase in the use of external consultants for certain initiatives to originate and retain relationships with high credit quality customers and other corporate matters, partially offset by a reduction in legal expenses related to the timing of litigation activity.

Marketing expense increased in the three months ended March 31, 2004 as compared to the same period of 2003 due primarily to amortization expense on marketing rights purchased in late March 2003 related to our development of a new customer segment.

Equipment expense decreased in the three months ended March 31, 2004 as compared to the same period of 2003 due to a $585 thousand licensing fee for automated transaction processing technology that was incurred in the three months ended March 31, 2003.

Occupancy expense increased in the three months ended March 31, 2004 as compared to the same period of 2003 due to additional office space that we began leasing in March 2003. In addition, occupancy expense in the three months ended March 31, 2004 includes approximately $571 thousand of expense relating to lease commitments associated with the closure of an operational location of our Venture Capital segment.

Credit expense increased in the three months ended March 31, 2004 as compared to the same period of 2003 due to the utilization of additional services from credit information service providers.

Insurance expense increased in the three months ended March 31, 2004 as compared to the same period of 2003 due to an increase in directors’ and officers’ professional liability insurance costs as a result of market rates for this type of insurance.

Telephone expense decreased in the three months ended March 31, 2004 as compared to the same period of 2003 due primarily to a reduction in contract rate charged by one of our service providers that was effective February 2003.

We expect total operating expenses in each of the remaining quarters of 2004 to be higher than total operating expenses in the three months ended March 31, 2004. Certain planned initiatives to originate and retain relationships with high credit quality customers that were expected to occur in the first quarter, are now expected to occur in the second quarter and later in the year 2004.

LITIGATION CONTINGENCIES

Our litigation reserves are estimated based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. Changes in estimates or other charges related to litigation are included in operating expenses of the respective business segment if related to continuing operations, or loss, net, on discontinuance of mortgage and leasing businesses if related to discontinued operations. See Note 8 to the consolidated financial statements for further discussion of litigation contingencies.

INCOME TAXES

Our effective tax rate increased to 39.5% in 2004 due to higher state income taxes. Income tax expense on income from continuing operations was as follows:

	Three Months Ended
($ in thousands)	March 31,
	2004	2003
Income tax expense	$6,163	$3,696
Effective tax rate	39.5%	38.5%

See Note 8 to the consolidated financial statements for a discussion of tax matters currently before the Internal Revenue Service Regional Office of Appeals.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At March 31, 2004, off-balance sheet securitized receivables represented 63% of our funding. These transactions enable us to limit our credit risk in the securitized receivables to the amount of our retained interests in securitizations. We had $150.0 million of retained interests in securitizations at March 31, 2004 and December 31, 2003.

The following table summarizes the business credit card securitization data including income and cash flows:

	Three Months Ended
	March 31,	March 31,
($ in thousands)	2004	2003
Average securitized receivables	$2,515,532	$2,171,815
Securitization income	32,540	29,610
Discount accretion	4,602	3,592
Interchange income	25,944	20,404
Servicing revenues	12,133	10,027
Proceeds from new securitizations	90,000	72,525
Proceeds from collections reinvested in revolving-period securitizations	1,623,556	1,058,392
Cash flows received on retained interests	66,682	48,300

See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations at March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003.

We have a $280 million committed commercial paper conduit facility that provides off-balance sheet funding, $90 million of which was used at March 31, 2004. Upon the expiration of this facility in June 2004, management expects to obtain the appropriate level of replacement funding under similar terms and conditions.

In June 2003, the FASB issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets – An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. The changes would also help to ensure that variable interest entities will not qualify for the qualifying special-purpose entity exception to FASB Interpretation No. 46, as revised, if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In April 2004, the FASB announced plans to issue a revised exposure draft in the third quarter of 2004 and a final standard in the fourth quarter of 2004. Management will evaluate any potential impact of this revised proposed statement when it is available.

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

As of March 31, 2004, there were no material changes in our market risk exposures that affect the quantitative and qualitative market risk disclosures presented as of December 31, 2003 in our Form 10-K.

LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.’s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to a diversity of funding sources as described below, and had a high level of liquidity at March 31, 2004. At March 31, 2004, we had $326 million of federal funds sold, $210 million of receivables held for sale, and $158 million of investments, which could be sold to generate additional liquidity.

Components of funding were as follows:

	March 31, 2004		December 31, 2003
($ in thousands)	Amount	%	Amount	%
Off-balance sheet securitized receivables(1)	$2,457,014	63%	$2,371,819	62%
Deposits	666,048	17	672,204	18
Debt	291,613	8	314,817	8
Subordinated debt payable to preferred securities trust	103,093	3	103,093	3
Equity	354,739	9	341,207	9

Total	$3,872,507	100%	$3,803,140	100%

(1)	Includes off-balance sheet business credit card receivables. Excludes our ownership interest in the investor principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.

As shown above in the components of funding table, off-balance sheet securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. See the “Off-Balance Sheet Arrangements” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of off-balance sheet securitizations and their impact on our liquidity, capital resources and financial condition.

We continue to offer unsecured debt securities of Advanta Corp., in the form of RediReserve Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer frequently, depending on market conditions and our funding needs. In the three months ended March 2004, we reduced originations of retail notes due to our liquidity position and, as a result, the balance of RediReserve Certificates and Investment Notes outstanding decreased by $23.2 million to $292 million at March 31, 2004. Based on anticipated liquidity needs, we plan to continue reducing originations of retail notes during the remainder of 2004.

On February 2, 2004, the court issued its final judgment and order in the Delaware Chancery Court litigation with Fleet. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the restricted escrow account to an unrestricted cash account. At December 31, 2003, the escrow account was included in restricted interest-bearing deposits on the consolidated balance sheet. In accordance with the court’s order, the payment to Fleet was net of amounts due to Advanta from Fleet. As a result of the court’s order and payment to Fleet in February 2004, there was a decrease in other assets and other liabilities as of the payment date. There was no impact to the results of our operations since, based on the final judgment and order, our reserves at December 31, 2003 were adequate.

Advanta Corp. and its subsidiaries are involved in other litigation, including other litigation with Fleet and litigation relating to the Mortgage Transaction, class action lawsuits, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to our exit from that business in the first quarter of 2001. See Note 8 to the consolidated financial statements for further discussion. Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our liquidity or capital resources based on our current expectations regarding the ultimate resolutions of these actions. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that the estimated cash flow related to these proceedings may change or that actual results will differ from our estimates.

In February 2004, the Board of Directors of Advanta Corp. approved a 50% increase in the regular quarterly cash dividends per share beginning in the second quarter of 2004. The increase in dividends will be funded with operating cash flows.

Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and funds our business credit cards and is the servicer of our discontinued leasing business. In March 2004, Advanta Bank Corp. paid a dividend of $20 million to Advanta Corp. At March 31, 2004, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and

Tier II capital to risk-weighted assets) was 26.62% as compared to 26.28% at December 31, 2003. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements may be identified by the use of forward-looking phrases such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “projected,” “intends to” or other similar words or phrases. The most significant among these risks and uncertainties are:

(1)	our managed net interest income including changes resulting from fluctuations in the volume of receivables and the range and timing of pricing offers to cardholders;

(2)	competitive pressures;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic conditions that affect the level of new account originations, customer spending, delinquencies and charge-offs;

(4)	factors affecting fluctuations in the number of accounts or receivable balances including the retention of cardholders after promotional pricing periods have expired;

(5)	interest rate fluctuations;

(6)	the level of expenses;

(7)	the timing of the securitizations of our receivables;

(8)	factors affecting the value of investments that we hold;

(9)	the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, examinations, and Advanta National Bank’s agreements with its regulators;

(10)	effect of, and changes in, tax laws, rates, regulations and policies;

(11)	relationships with customers, significant vendors and business partners;

(12)	difficulties or delays in the development, production, testing and marketing of products or services;

(13)	the amount and cost of financing available to us;

(14)	the ratings on our debt and the debt of our subsidiaries;

(15)	revisions to estimates associated with the discontinuance of our mortgage and leasing businesses;

(16)	the impact of litigation;

(17)	the proper design and operation of our disclosure controls and procedures; and

(18)	the ability to attract and retain key personnel.

Additional risks that may affect our future performance are set forth elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our other filings with the Securities and Exchange Commission.

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

An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The legal proceedings and claims described under the heading captioned “Commitments and Contingencies” in Note 8 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document
10.1	Master Agreement between Dun & Bradstreet, Inc. and Advanta Bank Corp., effective as of March 18, 2004

12	Consolidated Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(b)(1)	A Current Report on Form 8-K, dated January 23, 2004, was filed by Advanta setting forth the financial highlights of Advanta’s results of operations for the quarter and year ended December 31, 2003.

(b)(2)	A Current Report on Form 8-K, dated March 9, 2004, was filed by Advanta announcing that its Board of Directors had approved a 50% increase in Advanta’s regular quarterly cash dividend payable on its Class A and Class B Common Stock beginning in the second quarter of 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanta Corp.
(Registrant)

By	/s/ Philip M. Browne

Senior Vice President and
Chief Financial Officer
May 6, 2004

By	/s/ David B. Weinstock

Vice President and
Chief Accounting Officer
May 6, 2004

EXHIBIT INDEX

Manner of
Exhibit	Description	Filing
10.1	Master Agreement between Dun & Bradstreet, Inc. and Advanta Bank Corp., effective as of March 18, 2004	*

12	Consolidated Computation of Ratio of Earnings to Fixed Charges	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed electronically herewith.