Form 10-Q
period 2004-06-30
ADVANTA CORP
filed 2004-08-09
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-14120

Advanta Corp.

(Exact name of registrant as specified in its charter)

Delaware	23-1462070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☒  No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐   No ☐

     Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 2, 2004
Common Stock, $.01 par value	9,606,885 shares

Class B	Outstanding at August 2, 2004
Common Stock, $.01 par value	18,152,755 shares

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets (Unaudited)	3
	Consolidated Income Statements (Unaudited)	4
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)	5-6
	Consolidated Statements of Cash Flows (Unaudited)	7
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 6.	Exhibits and Reports on Form 8-K	49
AGREEMENT RELATING TO FLEET CREDIT CARD SERVICES, L.P. DATED 5/28/04
LETTER AGREEMENT DATED JUNE 8, 2004
RELOCATION AGREEMENT DATED MAY 20, 2004
LETTER AGREEMENT DATED JUNE 8, 2004
CONSOLIDATED COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
CERTIFICATION OF CEO PURSUANT TO SECTION 302
CERTIFICATION OF CFO PURSUANT TO SECTION 302
CERTIFICATION OF CEO PURSUANT TO SECTION 906
CERTIFICATION OF CFO PURSUANT TO SECTION 906

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share amounts)	2004	2003
ASSETS
Cash	$20,002	$26,941
Federal funds sold	288,627	258,311
Restricted interest-bearing deposits	2,937	77,872
Investments available for sale	208,455	222,624
Receivables, net:
Held for sale	230,085	214,664
Other	295,943	291,109

Total receivables, net	526,028	505,773
Accounts receivable from securitizations	238,862	244,337
Premises and equipment, net	19,847	20,414
Other assets	179,131	278,703
Assets of discontinued operations, net	31,864	63,469

Total assets	$1,515,753	$1,698,444

LIABILITIES
Deposits	$647,104	$672,204
Debt and other borrowings	291,226	314,817
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	107,718	267,123

Total liabilities	1,149,141	1,357,237

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding – 1,010 shares in 2004 and 2003	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized - 200,000,000 shares; issued - 10,041,017 shares in 2004 and 2003	100	100
Class B non-voting common stock, $.01 par value:
Authorized - 200,000,000 shares; issued - 21,279,431 shares in 2004 and 20,542,097 shares in 2003	213	206
Additional paid-in capital	254,898	245,295
Deferred compensation	(12,787)	(13,242)
Unearned ESOP shares	(10,164)	(10,387)
Accumulated other comprehensive income (loss)	(478)	63
Retained earnings	183,295	167,783
Less: Treasury stock at cost, 434,132 Class A common shares in 2004 and 2003; 3,186,647 Class B common shares in 2004 and 3,197,614 Class B common shares in 2003	(49,475)	(49,621)

Total stockholders’ equity	366,612	341,207

Total liabilities and stockholders’ equity	$1,515,753	$1,698,444

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2004	2003	2004	2003
Interest income:
Receivables	$19,583	$18,914	$36,976	$36,387
Investments	1,375	2,163	2,791	4,089
Other interest income	4,276	4,373	8,878	7,965

Total interest income	25,234	25,450	48,645	48,441
Interest expense:
Deposits	4,343	7,419	8,835	13,640
Debt and other borrowings	4,213	5,692	8,963	10,742
Subordinated debt payable to preferred securities trust	2,290	0	4,579	0

Total interest expense	10,846	13,111	22,377	24,382

Net interest income	14,388	12,339	26,268	24,059
Provision for credit losses	10,494	9,265	20,005	18,711

Net interest income after provision for credit losses	3,894	3,074	6,263	5,348
Noninterest revenues:
Securitization income	32,627	31,752	65,167	61,362
Servicing revenues	12,499	9,873	24,632	19,900
Other revenues, net	28,779	24,929	55,533	50,361

Total noninterest revenues	73,905	66,554	145,332	131,623

Expenses:
Operating expenses	59,896	57,195	118,090	112,717
Minority interest in income of consolidated subsidiary	0	2,220	0	4,440

Total expenses	59,896	59,415	118,090	117,157

Income before income taxes	17,903	10,213	33,505	19,814
Income tax expense	7,071	3,932	13,234	7,628

Income from continuing operations	10,832	6,281	20,271	12,186
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	160	(1,968)	160	(1,968)

Net income	$10,992	$4,313	$20,431	$10,218

Basic income from continuing operations per common share
Class A	$0.42	$0.25	$0.78	$0.47
Class B	0.44	0.27	0.83	0.52
Combined	0.43	0.26	0.82	0.50

Diluted income from continuing operations per common share
Class A	$0.39	$0.24	$0.73	$0.46
Class B	0.40	0.26	0.76	0.51
Combined	0.40	0.26	0.75	0.49

Basic net income per common share
Class A	$0.42	$0.16	$0.79	$0.39
Class B	0.45	0.19	0.84	0.44
Combined	0.44	0.18	0.82	0.42

Diluted net income per common share
Class A	$0.40	$0.16	$0.74	$0.38
Class B	0.41	0.18	0.76	0.43
Combined	0.41	0.18	0.76	0.41

Basic weighted average common shares outstanding
Class A	8,794	9,151	8,790	9,168
Class B	16,172	14,893	15,891	14,854
Combined	24,966	24,044	24,681	24,022

Diluted weighted average common shares outstanding
Class A	8,794	9,151	8,790	9,168
Class B	18,329	15,445	18,046	15,329
Combined	27,123	24,596	26,836	24,497

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A		Class B	Additional
	Comprehensive	Preferred	Class A	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Common Stock	Stock	Capital
Balance at December 31, 2002		$1,010	$100	$204	$243,910

Net income	$28,245
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $66	(123)

Comprehensive income	$28,122

Preferred and common cash dividends declared
Exercise of stock options				3	2,310
Stock option exchange program stock distribution
Issuance of restricted stock				2	2,150
Amortization of deferred compensation
Forfeitures of restricted stock				(3)	(2,976)
Stock buyback
ESOP shares committed to be released					(99)

Balance at December 31, 2003		$1,010	$100	$206	$245,295

Net income	$20,431
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $291	(541)

Comprehensive income	$19,890

Preferred and common cash dividends declared
Exercise of stock options				6	5,525
Modification of stock options					196
Stock option exchange program stock distribution
Stock-based nonemployee compensation expense					482
Issuance of restricted stock				3	4,761
Amortization of deferred compensation
Forfeitures of restricted stock				(2)	(1,421)
ESOP shares committed to be released					60

Balance at June 30, 2004		$1,010	$100	$213	$254,898

See Notes to Consolidated Financial Statements

	Deferred	Accumulated
	Compensation	Other			Total
	& Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP Shares	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2002	$(28,668)	$186	$147,205	$(42,634)	$321,313

Net income			28,245		28,245
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $66		(123)			(123)
Comprehensive income
Preferred and common cash dividends declared			(7,667)		(7,667)
Exercise of stock options					2,313
Stock option exchange program stock distribution				183	183
Issuance of restricted stock	(2,152)				0
Amortization of deferred compensation	4,105				4,105
Forfeitures of restricted stock	2,643				(336)
Stock buyback				(7,170)	(7,170)
ESOP shares committed to be released	443				344

Balance at December 31, 2003	$(23,629)	$63	$167,783	$(49,621)	$341,207

Net income			20,431		20,431
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $291		(541)			(541)
Comprehensive income
Preferred and common cash dividends declared			(4,919)		(4,919)
Exercise of stock options					5,531
Modification of stock options					196
Stock option exchange program stock distribution				146	146
Stock-based nonemployee compensation expense					482
Issuance of restricted stock	(4,764)				0
Amortization of deferred compensation	4,061				4,061
Forfeitures of restricted stock	1,158				(265)
ESOP shares committed to be released	223				283

Balance at June 30, 2004	$(22,951)	$(478)	$183,295	$(49,475)	$366,612

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

($ in thousands)	Six Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES – CONTINUING OPERATIONS
Net income	$20,431	$10,218
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss, net, on discontinuance of mortgage and leasing businesses, net of tax	(160)	1,968
Investment securities (gains) losses, net	(49)	1,766
Valuation adjustments on other receivables held for sale	0	(450)
Depreciation and amortization	4,948	4,217
Stock-based compensation expense	4,474	1,991
Provision for credit losses	20,005	18,711
Provision for interest and fee losses	4,539	5,013
Change in deferred origination costs, net of deferred fees	4,572	8,546
Change in receivables held for sale	(110,782)	(278,811)
Proceeds from sale of receivables held for sale	95,361	299,376
Change in accounts receivable from securitizations	5,475	(632,953)
Change in other assets and other liabilities	(52,313)	87,762

Net cash used in operating activities	(3,499)	(472,646)

INVESTING ACTIVITIES – CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	44,619	52,924
Purchase of investments available for sale	(370,058)	(314,625)
Proceeds from sales of investments available for sale	381,461	246,686
Proceeds from maturing investments available for sale	1,983	36,564
Change in receivables not held for sale	(33,950)	(38,078)
(Purchases) sales of premises and equipment, net	(3,788)	2,820

Net cash provided by (used in) investing activities	20,267	(13,709)

FINANCING ACTIVITIES – CONTINUING OPERATIONS
Change in demand and savings deposits	(2,433)	(3,519)
Proceeds from issuance of time deposits	247,040	561,659
Payments for maturing time deposits	(272,702)	(71,629)
Proceeds from issuance of debt	13,942	50,621
Payments on maturity and redemption of debt	(49,430)	(50,224)
Change in other borrowings and cash overdraft	5,823	0
Proceeds from exercise of stock options	5,531	850
Cash dividends paid	(4,919)	(3,919)
Stock buyback	0	(4,067)

Net cash (used in) provided by financing activities	(57,148)	479,772

DISCONTINUED OPERATIONS
Net cash provided by operating activities	33,441	10,109
Net cash provided by investing activities	0	26,559

Net cash provided by discontinued operations	33,441	36,668

Net (decrease) increase in cash	(6,939)	30,085
Cash at beginning of period	26,941	14,834

Cash at end of period	$20,002	$44,919

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)

June 30, 2004
(Unaudited)

In these notes to consolidated financial statements, “Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

Note 1) Basis of Presentation

We have prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our latest annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the accounting for the allowance for receivable losses, securitization income, business credit card rewards programs, litigation contingencies, income taxes, and discontinued operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Stock-based employee compensation expense for stock option plans, net of related tax effects
As reported	$196	$0	$196	$0
Pro forma	763	603	1,209	1,216

Net income
As reported	$10,992	$4,313	$20,431	$10,218
Pro forma	10,425	3,710	19,418	9,002

Basic net income per common share
As reported
Class A	$0.42	$0.16	$0.79	$0.39
Class B	0.45	0.19	0.84	0.44
Combined	0.44	0.18	0.82	0.42
Pro forma
Class A	$0.40	$0.14	$0.75	$0.34
Class B	0.43	0.16	0.80	0.39
Combined	0.42	0.15	0.78	0.37

Diluted net income per common share
As reported
Class A	$0.40	$0.16	$0.74	$0.38
Class B	0.41	0.18	0.76	0.43
Combined	0.41	0.18	0.76	0.41
Pro forma
Class A	$0.38	$0.14	$0.70	$0.33
Class B	0.39	0.16	0.73	0.38
Combined	0.39	0.15	0.72	0.36

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

In June 2003, the FASB issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets — An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. The changes would also help to ensure that variable interest entities will not qualify for the qualifying special-purpose entity exception to FIN 46, as revised, if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In June 2004, the FASB announced plans to issue a revised exposure draft in the fourth quarter of 2004 and a final standard in the second quarter of 2005. Management will evaluate any potential impact of this revised proposed statement when it is available.

In March 2004, the FASB issued an exposure draft, “Share-Based Payment - An Amendment of Statements No. 123 and 95” that addresses the accounting for equity-based compensation arrangements, including employee stock options. Upon implementation of the changes proposed in this statement, entities would no longer be able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities would be required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. The comment period for this proposed statement ended on June 30, 2004. For public entities, this proposed statement would apply prospectively for fiscal years beginning after December 15, 2004 as if all equity-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using a fair value based method of accounting. Management is currently evaluating the potential impact of the proposed statement.

Note 3) Restricted Interest-Bearing Deposits and Investments Available For Sale

At December 31, 2003, restricted interest-bearing deposits included amounts held in escrow in connection with our litigation with Fleet Financial Group, Inc. (“Fleet”) of $74.2 million. On February 2, 2004, the court issued its final judgment and order in the Delaware Chancery Court litigation with Fleet. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the restricted escrow account to an unrestricted cash account. See Note 8 for further discussion of this litigation.

Investments available for sale consisted of the following:

	June 30, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury & other U.S. Government securities	$80,179	$79,582	$28,593	$28,544
State and municipal securities	2,361	2,396	1,946	2,014
Mortgage-backed securities	4,538	4,497	4,954	4,996
Corporate bonds	9,473	9,407	0	0
Equity securities(1)	19,894	19,828	20,018	20,053
Money market funds(2)	92,632	92,632	166,875	166,875
Other	113	113	142	142

Total investments available for sale	$209,190	$208,455	$222,528	$222,624

(1)	Includes venture capital investments of $9.5 million at June 30, 2004 and December 31, 2003. The amount shown as amortized cost represents fair value for these investments.

(2)	As of June 30, 2004, money market funds include investments in the Reserve Primary Money Market Fund of $48.1 million and the Barclays Global Investors Prime Money Market Fund of $34.1 million. As of December 31, 2003, money market funds include an investment in the Merrill Lynch Premier Institutional Money Market Fund of $163.8 million.

Note 4) Receivables

Receivables on the balance sheet, including those held for sale, consisted of the following:

	June 30,	December 31,
	2004	2003
Business credit card receivables	$549,862	$518,040
Other receivables	10,858	16,976

Gross receivables	560,720	535,016

Add: Deferred origination costs, net of deferred fees	14,639	19,211
Less: Allowance for receivable losses
Business credit cards	(47,981)	(47,041)
Other receivables	(1,350)	(1,413)

Total allowance for receivable losses	(49,331)	(48,454)

Receivables, net	$526,028	$505,773

In June 2001, Advanta Corp. provided a mortgage financing loan and a revolving home equity line of credit to an executive officer as part of a relocation agreement. Upon the termination of the executive officer’s employment in February 2004, a repayment event under the terms of the agreement occurred. The former executive officer sold the property in May 2004 and used the net proceeds from the sale to satisfy his loan obligations in accordance with the terms of the relocation agreement. The outstanding balances on these loans were included in other receivables and were $474 thousand at December 31, 2003. We recognized $91 thousand of compensation expense in the second quarter of 2004 related to loan forgiveness, based on the net proceeds from the sale of the property.

Note 5) Allowance for Receivable Losses

The following table presents activity in the allowance for receivable losses for the periods presented:

	Six Months Ended
	June 30,
	2004	2003
Beginning balance	$48,454	$46,159
Provision for credit losses	20,005	18,711
Provision for interest and fee losses	4,539	5,013
Gross principal charge-offs:
Business credit cards	(20,169)	(19,442)
Other receivables	(3)	(28)

Total gross principal charge-offs	(20,172)	(19,470)

Principal recoveries:
Business credit cards	1,402	1,479
Other receivables	4	0

Total principal recoveries	1,406	1,479

Net principal charge-offs	(18,766)	(17,991)

Interest and fee charge-offs:
Business credit cards	(4,901)	(4,566)

Ending balance	$49,331	$47,326

Note 6) Securitization Activities

Accounts receivable from securitizations consisted of the following:

	June 30,	December 31,
	2004	2003
Retained interests in business credit card securitizations	$149,998	$149,998
Accrued interest and fees on securitized business credit card receivables, net(1)	53,016	58,178
Amounts due from the trust	35,848	36,161

Total accounts receivable from securitizations	$238,862	$244,337

(1)	Reduced by an estimate for uncollectible interest and fees of $10.8 million at June 30, 2004 and $12.6 million at December 31, 2003.

The following represents business credit card securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Average securitized receivables	$2,532,885	$2,290,671	$2,524,208	$2,231,572
Securitization income	32,627	31,752	65,167	61,362
Discount accretion	4,276	4,373	8,878	7,965
Interchange income	28,801	23,521	54,745	43,925
Servicing revenues	12,499	9,873	24,632	19,900
Proceeds from new securitizations	0	226,851	90,000	299,376
Proceeds from collections reinvested in revolving-period securitizations	1,633,689	710,553	3,257,245	1,768,945
Cash flows received on retained interests	68,208	84,702	134,890	133,002

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Key assumptions:
Discount rate	10.98% - 13.13%	12.14% - 14.56%	10.98% - 14.33%	11.44% - 14.56%
Monthly payment rate	20.63% - 22.25%	18.79% - 21.00%	20.63% - 22.25%	18.79% - 21.00%
Loss rate	6.70% - 8.20%	8.55% - 9.68%	6.70% - 8.47%	8.55% - 10.29%
Interest yield, net of interest earned by noteholders	12.36% - 13.47%	14.26% - 14.95%	12.36% - 13.84%	14.26% - 14.95%

There were no purchases of delinquent accounts from the securitization trust during the three or six months ended June 30, 2004 or 2003.

The following assumptions were used in estimating the fair value of retained interests in business credit card securitizations as of June 30, 2004 and December 31, 2003. The assumptions listed represent weighted averages of assumptions used for each securitization.

	June 30,	December 31,
	2004	2003
Discount rate	11.15% - 13.13%	12.44% - 14.33%
Monthly payment rate	20.67% - 22.25%	20.80% - 22.25%
Loss rate	6.70% - 7.37%	7.70% - 8.47%
Interest yield, net of interest earned by noteholders	12.36%	13.84%

In addition to the assumptions identified above, management also considered qualitative factors, such as the impact of the current economic environment on the performance of the business credit card receivables sold and the potential volatility of the current market for similar instruments, in assessing the fair value of retained interests in business credit card securitizations.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation as of June 30, 2004.

Effect on fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(2,256)
Discount rate increased by 4%	(4,444)
Monthly payment rate at 110% of base assumption	(1,618)
Monthly payment rate at 125% of base assumption	(3,647)
Loss rate at 110% of base assumption	(4,075)
Loss rate at 125% of base assumption	(10,188)
Interest yield, net of interest earned by noteholders, decreased by 1%	(6,082)
Interest yield, net of interest earned by noteholders, decreased by 2%	(12,164)

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

	June 30,	December 31,	June 30,
	2004	2003	2003
Owned business credit card receivables	$549,862	$518,040	$442,769
Securitized business credit card receivables	2,546,777	2,463,747	2,365,176

Total managed receivables	3,096,639	2,981,787	2,807,945

Receivables 30 days or more delinquent:
Owned	25,493	25,301	25,839
Securitized	123,123	148,177	150,380
Total managed	148,616	173,478	176,219
Receivables 90 days or more delinquent:
Owned	13,309	12,696	13,184
Securitized	63,980	74,762	76,459
Total managed	77,289	87,458	89,643
Nonaccrual receivables:
Owned	10,081	7,866	7,091
Securitized	48,966	47,381	42,162
Total managed	59,047	55,247	49,253
Accruing receivables past due 90 days or more:
Owned	11,677	11,320	11,741
Securitized	56,111	66,376	67,804
Total managed	67,788	77,696	79,545
Net principal charge-offs for the year-to-date period ended June 30 and December 31:
Owned	18,767	43,670	17,963
Securitized	90,827	179,538	92,060
Total managed	109,594	223,208	110,023

Note 7) Selected Balance Sheet Information

Other assets consisted of the following:

	June 30,	December 31,
	2004	2003
Deferred income taxes	$69,969	$82,175
Investment in Fleet Credit Card Services, L.P.	32,453	35,988
Cash surrender value of insurance contracts	20,419	21,792
Intangible assets	3,875	4,295
Investment in preferred securities trust	3,093	3,093
Amounts due from transfer of consumer credit card business	0	70,545
Other assets	49,322	60,815

Total other assets	$179,131	$278,703

Other liabilities consisted of the following:

	June 30,	December 31,
	2004	2003
Accounts payable and accrued expenses	$31,916	$28,458
Business credit card rewards	19,431	24,785
Current income taxes	12,936	13,449
Accrued interest payable	9,783	4,008
Amounts due to the securitization trust	3,664	4,021
Other(1)	29,988	192,402

Total other liabilities	$107,718	$267,123

(1)	A substantial portion of other liabilities at December 31, 2003 represented our litigation reserves.

In February 2004, the court issued its final judgment and order in the Delaware Chancery Court litigation with Fleet, and a payment was made to Fleet in satisfaction of all amounts due in connection with this litigation. In accordance with the court’s February 2004 order, the payment to Fleet was net of amounts due to Advanta from Fleet. As a result of the court’s order and payment to Fleet in February 2004, there was a decrease in other assets and other liabilities as of the payment date. There was no impact to the results of our operations since, based on the final judgment and order, our reserves at December 31, 2003 were adequate. In March 2004, we filed a notice of appeal to commence the appeals process related to this final judgment and order. On May 28, 2004, we reached an agreement with Bank of America Corp. (“Bank of America”) to resolve all outstanding litigation, including partnership tax disputes, between Advanta and FleetBoston Financial Corporation, which was recently acquired by Bank of America. See Note 8. In connection with the anticipated combination of Bank of America’s and Fleet’s consumer credit card businesses and the May 28, 2004 agreement, our partnership interest in Fleet Credit Card Services, L.P. would represent an interest in the combined business. Subsequent to the date of the agreement, we have accounted for our investment in the partnership interest in Fleet Credit Card Services, L.P. using the cost method.

Eligible cardholders earn cash back rewards or business rewards based on net purchases charged on their business credit card accounts. The costs of future reward redemptions are estimated and a liability is recorded at the time cash back rewards or business rewards are earned by the cardholder. In each reporting period, we adjust our estimate of the percentage of earned rewards that will ultimately be redeemed by cardholders and the cost of rewards based on our experience with each program. In the three months ended June 30, 2004, we expanded our business rewards program to include offers of gift certificates and merchandise, in addition to our traditional travel awards. We anticipate that the expanded program will have the effect of increasing the volume of future reward redemptions while decreasing the associated costs per redemption. In the first quarter of 2003, we changed the redemption terms of certain business reward programs resulting in a decrease in the anticipated costs of future reward redemptions. The impact of the changes in the estimated percentage of earned rewards that will ultimately be redeemed by cardholders and other changes in anticipated costs of future period reward redemptions for these programs in the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Increase (decrease) in other revenues	$(900)	$(70)	$(1,400)	$1,200
Increase (decrease) in net income	(545)	(40)	(850)	740
Amount per combined diluted share	$(0.02)	$0.00	$(0.03)	$0.03

Note 8) Commitments and Contingencies

On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet, which was recently acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. (the “Consumer Credit Card Transaction”) in 1998. The agreement is subject to the Internal Revenue Service’s (“IRS”) final approval of the settlement of the tax disputes, which the IRS is expected to approve. Under the agreement, Bank of America will pay Advanta $63.8 million in cash which represents a return of the payments made to Fleet in the Delaware state court litigation in February 2004, as described below. That payment will be made following IRS approval of the settlement of the tax disputes. At that time, Advanta and Fleet will dismiss all outstanding litigation. Advanta and Bank of America have agreed to resolve the tax disputes between Advanta and Fleet by allocating approximately $125 million of the disputed $508 million of partnership deductions to Advanta and by Advanta recognizing for tax purposes approximately $600 thousand of the disputed $47 million partnership taxable gain. As a result of the agreement, Advanta expects to record a net after-tax gain from the settlement of the litigation of approximately $61 million in the quarter that the IRS approval is received. The disputes involving Fleet that are described below would all be resolved under the agreement with Bank of America if IRS approval of the settlement of the tax disputes is obtained.

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet’s allegations, which we denied, centered around Fleet’s assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card Services, L.P. in connection with the Consumer Credit Card Transaction. We filed an answer to the complaint, and we also filed a countercomplaint against Fleet for damages we believe have been caused by certain actions of Fleet. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an interest-bearing escrow account in February 2001. On January 22, 2003, the trial court issued a ruling on all but one of the remaining issues, and ordered further briefing on the remaining outstanding issue. Effective December 31, 2002, we recognized a $43.0 million pretax loss on the transfer of our consumer credit card business, representing the estimated impact of implementing the court’s January 2003 decisions. This amount represented the amount in excess of the reserves we had been carrying for the litigation, which was based on our expectations of the outcome of the litigation. On November 7, 2003, the court ruled on the remaining outstanding issue, the method for calculating the interest to be awarded, and ordered the parties to submit revised calculations in accordance with this ruling before it issued a judgment. On February 2, 2004, the court issued its final judgment and order. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the restricted escrow account to an unrestricted cash account. At December 31, 2003, the escrow account was included in restricted interest-bearing deposits on the consolidated balance sheet. There was no impact to the results of our operations since, based on the final judgment and order, our reserves at December 31, 2003 were adequate. On March 1, 2004, we filed a notice of appeal to commence the appeals process relating to orders made by the Delaware Chancery Court during the litigation, and on April 15, 2004, we filed an opening brief with the Supreme Court of Delaware setting forth the basis for our appeal. Fleet filed its answering brief with the Supreme Court of Delaware on May 17, 2004, and we filed our reply brief on June 1, 2004.

Pursuant to the May 28, 2004 agreement between Advanta and Bank of America described above, Advanta and Fleet filed a joint motion with the Delaware Supreme Court to stay the appeal and on June 28, 2004 the court granted the motion and stayed the appeal, pending fulfillment of all conditions of the agreement.

In an ongoing element of Fleet’s disputes with us, Fleet has claimed $508 million of tax deductions from its partnership with us in connection with the Consumer Credit Card Transaction, which are required under the law to be allocated solely to Advanta. As required, we reported these deductions on our 1998 corporate tax return. However, we have not used or booked the benefit from most of these deductions because for tax purposes we have a very substantial net operating loss carryforward. We have $482 million of net operating loss carryforwards from all sources at June 30, 2004, and have booked no benefit from approximately $400 million of these net operating loss carryforwards. If the deductions are ultimately allocated as claimed by Fleet, the impact on our equity at June 30, 2004 would be a decrease of approximately $35 million. The deductions are attributable to deductions for bad debt reserves that we expensed in computing our book income or loss before the Consumer Credit Card Transaction, but which were not deductible by Advanta for tax purposes until after the closing of the transaction in 1998. The tax law requires “built in losses” like these to be deducted by the party who contributed the assets to the partnership, in this case, Advanta. The Internal Revenue Service agents who have examined the returns at issue have to ensure that both parties do not obtain the deductions and therefore, following standard practice, proposed to disallow the deductions to both parties until there is a final resolution. The deductions, as well as the allocation of a gain from the sale of a partnership asset of approximately $47 million, were before the IRS Regional Office of Appeals. If the conditions of the May 28, 2004 agreement between Advanta and Bank of America are fulfilled, this matter would also be resolved in accordance with the terms of the agreement.

On January 15, 2003, Fleet filed a complaint in Rhode Island Superior Court seeking a declaratory judgment that we indemnify Fleet under the applicable partnership agreement for any damage Fleet incurs by not being entitled to the $508 million of tax deductions. Fleet is also seeking a declaratory judgment that it should not indemnify us for any damages that we incur due to any allocation to Advanta of the $47 million gain on the sale of a partnership asset. On February 28, 2003, we filed a motion to dismiss the complaint. On August 13, 2003, the court denied the motion to dismiss on procedural grounds. We answered the complaint and filed a counterclaim against Fleet on September 19, 2003. The discovery phase of the case has concluded. We believe that the indemnification provision in the partnership agreement does not indemnify Fleet for damages incurred related to the tax deductions and that the lawsuit is frivolous, having no legal basis whatsoever and therefore, we do not have any reserves for this litigation. If the conditions of the May 28, 2004 agreement between Advanta and Bank of America are fulfilled, this matter would also be resolved in accordance with the terms of the agreement.

Although the IRS is expected to approve the settlement of the tax disputes, in the event the settlement is not consummated, management does not expect the lawsuits or the tax disputes with Fleet, described above, to have a material adverse effect on our financial condition or results of operations.

On July 26, 2001, Chase Manhattan Mortgage Corporation (“Chase”) filed a complaint against Advanta Corp. and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that we breached our contract with Chase in connection with the Mortgage Transaction. Chase claims that we misled Chase concerning the value of certain of the assets sold to Chase and claims damages of approximately $70 million. In September 2001, we filed an answer to the complaint in which we denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to us in connection with the transaction. The trial was originally scheduled to begin in January 2004. In the second quarter of 2003, the parties extended the discovery period and the court delayed the scheduled trial date to April 2004. In September 2003, we filed a motion for summary judgment with the court with respect to all claims raised in Chase’s complaint and Chase filed a motion for partial summary judgment with respect to certain of its claims. On March 4, 2004, the court denied both parties’ motions for summary judgment. On April 26, 2004, a non-jury trial commenced; at trial, Chase asserted damages totaling approximately $88 million. The trial concluded on May 26, 2004, and the court has ordered the parties to make certain post-trial filings with the court. Post-trial filings were filed on July 30, 2004 and additional filings are expected to be made on September 17, 2004. We believe that the lawsuit is without merit and will vigorously defend Advanta in this litigation and therefore, we do not have any reserves for future judgments or rulings in this litigation. However, since this litigation relates to a discontinued operation, we have established reserves for estimated future litigation costs. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse effect on our financial condition or results of operations.

On February 13, 2004, Advanta Corp. filed a Writ of Summons against Chase in Montgomery County, Pennsylvania Court of Common Pleas, which was amended on March 4, 2004; and on March 8, 2004, Advanta Corp. and certain of its subsidiaries filed a Second Amended Writ of Summons and a Complaint against Chase in Montgomery County, Pennsylvania Court of Common Pleas seeking damages of at least $17.7 million. In May 2004, Chase filed an answer to the complaint and asserted a new matter and counterclaims seeking damages of at least $5 million. On August 2, 2004, we filed our reply to Chase’s new matter and counterclaims. On February 23, 2004 and June 4, 2004, Chase filed a complaint and a first amended complaint against us in the United States District Court for the District of Delaware seeking damages of at least $7 million. These filings relate to contractual claims under the purchase and sale agreement governing the Mortgage Transaction and are a continuation of the ongoing dispute associated with the Mortgage Transaction. We do not expect the lawsuit filed by Chase on February 23, 2004, as amended on June 4, 2004, or Chase’s new matter and counterclaims in the action brought by us in the Pennsylvania Court of Common Pleas to have a material adverse effect on our financial condition or results of operations.

Advanta Mortgage Corp. USA (“AMCUSA”) and Advanta Mortgage Conduit Services, Inc. (“AMCSI”), subsidiaries of Advanta Corp., have been involved in arbitration before the American Arbitration Association with Goodrich & Pennington Mortgage Fund, Inc. (“GPMF”), a participant in one of the programs of our former mortgage business. The arbitration process commenced June 28, 2001 in San Francisco, California with GPMF serving a demand for arbitration relating to alleged failure to provide information and documentation under the former mortgage program. On September 5, 2001, AMCUSA and AMCSI filed an answer to the Demand for Arbitration, and from December 2001, have provided information and documentation responsive to the program participant’s requests in the arbitration proceeding. In February and June 2004, GPMF filed additional Statements of Claim, each alleging contractual and other related claims. The amount of damages sought by GPMF is not known because at this time no damage amount has been specified in its pleadings. Discovery in this matter is ongoing and more recently, since June 2004, the parties have filed a number of motions and briefs with the Arbitrator in anticipation of the arbitration hearing which is presently scheduled to commence on November 2, 2004. We do not expect this arbitration to have a material adverse effect on our financial condition or results of operations. However, since this arbitration relates to a discontinued operation, we have established reserves for estimated future legal costs.

In addition to the cases described above, Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to our exit from that business in the first quarter of 2001.

Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our financial position or results of our operations based on the level of litigation reserves we have established and our current expectations regarding the ultimate resolutions of these existing actions. We estimate our litigation reserves based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates.

Note 9) Capital Stock

In 2001 and 2002, the Board of Directors of Advanta Corp. authorized management to purchase up to an aggregate 3.0 million shares of Advanta Corp. common stock. In 2003, we repurchased 434 thousand shares of our Class A Common Stock and 315 thousand shares of our Class B Common Stock, which substantially completed our purchases under the authorizations.

Cash dividends per share of common stock declared were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Class A Common Stock	$0.095	$0.063	$0.158	$0.126
Class B Common Stock	0.113	0.076	0.189	0.151

Note 10) Segment Information

	Advanta Business	Venture
	Cards	Capital	Other(1)	Total
Three months ended June 30, 2004
Interest income	$23,735	$0	$1,499	$25,234
Interest expense	8,590	86	2,170	10,846
Noninterest revenues	73,115	0	790	73,905
Pretax income (loss) from continuing operations	17,998	(95)	0	17,903
Total assets at end of period	780,492	10,518	724,743	1,515,753

Three months ended June 30, 2003
Interest income	$23,007	$1	$2,442	$25,450
Interest expense	11,269	135	1,707	13,111
Noninterest revenues (losses)	66,283	(1,242)	1,513	66,554
Pretax income (loss) from continuing operations	12,647	(2,434)	0	10,213
Total assets at end of period	1,329,072	12,695	938,709	2,280,476

Six months ended June 30, 2004
Interest income	$45,584	$0	$3,061	$48,645
Interest expense	17,713	174	4,490	22,377
Noninterest revenues	143,377	32	1,923	145,332
Pretax income (loss) from continuing operations	34,663	(1,158)	0	33,505

Six months ended June 30, 2003
Interest income	$43,761	$1	$4,679	$48,441
Interest expense	22,003	275	2,104	24,382
Noninterest revenues (losses)	131,232	(1,852)	2,243	131,623
Pretax income (loss) from continuing operations	23,624	(3,810)	0	19,814

(1)	Other includes investment and other activities not attributable to reportable segments. Total assets in the “Other” segment include assets of discontinued operations.

Note 11) Income Taxes

Income tax expense (benefit) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income tax expense (benefit) attributable to:
Continuing operations	$7,071	$3,932	$13,234	$7,628
Discontinued operations	105	(1,232)	105	(1,232)

Total income tax expense	$7,176	$2,700	$13,339	$6,396

Income tax expense (benefit) on income from continuing operations consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Current:
Federal	$0	$(860)	$0	$0
State	379	31	899	565

Total current	379	(829)	899	565

Deferred:
Federal	6,488	4,710	11,940	7,007
State	204	51	395	56

Total deferred	6,692	4,761	12,335	7,063

Income tax expense attributable to continuing operations	$7,071	$3,932	$13,234	$7,628

The reconciliation of the statutory federal income tax to income tax expense on income from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Statutory federal income tax	$6,266	$3,575	$11,727	$6,935
State income taxes, net of federal income tax benefit	379	53	841	404
Nondeductible expenses	165	158	333	270
Compensation limitation	126	49	175	98
Other	135	97	158	(79)

Income tax expense attributable to continuing operations	$7,071	$3,932	$13,234	$7,628

Our effective tax rate was 39.5% for the three and six months ended June 30, 2004 and 38.5% for the three and six months ended June 30, 2003. Our effective tax rate increased in 2004 due to higher state income taxes.

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	June 30,	December 31,
	2004	2003
Deferred tax assets	$84,438	$107,329
Deferred tax liabilities	(14,469)	(25,154)

Net deferred tax asset	$69,969	$82,175

A summary of deferred tax assets and liabilities follows:

	June 30,	December 31,
	2004	2003
Net operating loss carryforwards	$168,601	$191,308
Valuation allowance	(139,783)	(139,783)
Allowance for receivable losses	17,166	17,759
Rewards programs	6,865	8,769
Deferred origination fees and costs	(5,459)	(7,096)
Deferred compensation	4,306	4,618
Capital loss carryforwards	4,025	2,275
Securitization income	(1,818)	(1,818)
Other	16,066	6,143

Net deferred tax asset	$69,969	$82,175

At June 30, 2004, net operating loss carryforwards were $482 million. The scheduled expirations of these net operating loss carryforwards were as follows at June 30, 2004:

Year Ended December 31,
2018	$231,480
2019	33,437
2020	1,427
2021	215,374

We utilized net operating loss carryforwards of $57.8 million in the six months ended June 30, 2004 and $44.0 million in the same period of 2003.

At June 30, 2004, capital loss carryforwards were $11.5 million, of which $6.5 million are scheduled to expire in the year ended December 31, 2007 and $5.0 million are scheduled to expire in the year ended December 31, 2009.

See Note 8 for a discussion of tax matters currently before the Internal Revenue Service Regional Office of Appeals. As more fully described in Note 8, on May 28, 2004, we reached an agreement with Bank of America to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet, which was recently acquired by Bank of America. Advanta and Bank of America have agreed to resolve the tax disputes between Advanta and Fleet by allocating approximately $125 million of the disputed $508 million of partnership deductions to Advanta and by Advanta recognizing for tax purposes approximately $600 thousand of the disputed $47 million partnership taxable gain. The agreement is subject to the IRS’ final approval of the settlement of the tax disputes, which the IRS is expected to approve. The agreement would result in an approximate $134 million reduction in both the net operating loss carryforward and valuation allowance components of our deferred tax asset. Upon receiving the IRS approval, management will evaluate the remaining valuation allowance. In connection with the agreement, Bank of America would pay Advanta $63.8 million in cash which represents a return of the payments made to Fleet in the Delaware state court litigation in February 2004. A substantial portion of this payment will not be taxable since the gain associated with the original transfer of assets to the partnership in the 1998 Consumer Credit Card Transaction was not subject to income tax. After receipt of this payment, the cumulative Consumer Credit Card Transaction gain would be approximately $600 million, for which no deferred taxes will have been provided as the transaction structure remains non-taxable under current tax law.

The net deferred tax asset is included in other assets on the consolidated balance sheets.

Note 12) Discontinued Operations

The components of the gain (loss) on discontinuance of our mortgage and leasing businesses for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three and Six Months Ended
	June 30, 2004		June 30, 2003
				Advanta
	Advanta	Advanta	Advanta	Leasing
	Mortgage	Leasing Services	Mortgage	Services
Pretax gain (loss) on discontinuance of mortgage and leasing businesses	$(2,770)	$3,035	$(2,600)	$(600)
Income tax (expense) benefit	1,094	(1,199)	1,001	231

Gain (loss) on discontinuance of mortgage and leasing businesses, net of tax	$(1,676)	$1,836	$(1,599)	$(369)

In the three months ended June 30, 2004, we recorded a $2.8 million pretax loss on discontinuance of the mortgage business representing an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to recent litigation with Chase and disputes related to one of our former mortgage programs.

In the three months ended June 30, 2004, we adjusted our estimate of operating results of the leasing segment over the remaining life of the lease portfolio and recorded a $3.0 million pretax gain on leasing discontinuance. The increase in estimated operating results was principally associated with favorable performance in revenues and an insurance settlement, partially offset by increased operating expenses due to a lengthening of the anticipated timeframe over which we expect to incur certain operating expenses related to the lease portfolio.

In the three months ended June 30, 2003, we recorded a $2.6 million pretax loss on discontinuance of the mortgage business for an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to a lengthening of the anticipated timeframe of the resolution for those contingent liabilities, which included an extension of the discovery process and a delay in the scheduled trial date in the original litigation with Chase.

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

Per share data was as follows:

	Three and Six Months Ended June 30,
	Advanta		Advanta Leasing
	Mortgage		Services
	2004	2003	2004	2003
Basic gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.07)	$(0.07)	$0.07	$(0.02)
Class B	(0.07)	(0.07)	0.07	(0.02)
Combined	(0.07)	(0.07)	0.07	(0.02)
Diluted gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.06)	$(0.07)	$0.07	$(0.02)
Class B	(0.06)	(0.07)	0.07	(0.02)
Combined	(0.06)	(0.07)	0.07	(0.02)

The components of assets of discontinued operations, net, were as follows:

	June 30,	December 31,
	2004	2003
Lease receivables, net	$35,843	$68,860
Other assets	1,424	1,719
Liabilities	(5,403)	(7,110)

Assets of discontinued operations, net	$31,864	$63,469

We are continuing to service the existing lease portfolio. Based on the terms of the remaining leases, we expect assets of discontinued operations to be less than $10 million by June 2005 and the wind down of the lease portfolio to be complete by January 2007.

Note 13) Calculation of Earnings Per Share

The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income from continuing operations	$10,832	$6,281	$20,271	$12,186
Less: Preferred A dividends	0	0	(141)	(141)

Income from continuing operations available to common stockholders	10,832	6,281	20,130	12,045
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	160	(1,968)	160	(1,968)

Net income available to common stockholders	10,992	4,313	20,290	10,077
Less: Class A dividends declared	(856)	(579)	(1,407)	(1,155)
Less: Class B dividends declared	(2,028)	(1,303)	(3,371)	(2,623)

Undistributed net income	$8,108	$2,431	$15,512	$6,299

Basic income from continuing operations per common share
Class A	$0.42	$0.25	$0.78	$0.47
Class B	0.44	0.27	0.83	0.52
Combined(1)	0.43	0.26	0.82	0.50

Diluted income from continuing operations per common share
Class A	$0.39	$0.24	$0.73	$0.46
Class B	0.40	0.26	0.76	0.51
Combined(1)	0.40	0.26	0.75	0.49

Basic net income per common share
Class A	$0.42	$0.16	$0.79	$0.39
Class B	0.45	0.19	0.84	0.44
Combined(1)	0.44	0.18	0.82	0.42

Diluted net income per common share
Class A	$0.40	$0.16	$0.74	$0.38
Class B	0.41	0.18	0.76	0.43
Combined(1)	0.41	0.18	0.76	0.41

Basic weighted average common shares outstanding
Class A	8,794	9,151	8,790	9,168
Class B	16,172	14,893	15,891	14,854
Combined	24,966	24,044	24,681	24,022

Dilutive effect of
Options Class B	1,339	218	1,282	168
Restricted stock Class B	818	334	873	307

Diluted weighted average common shares outstanding
Class A	8,794	9,151	8,790	9,168
Class B	18,329	15,445	18,046	15,329
Combined	27,123	24,596	26,836	24,497

Antidilutive shares
Options Class B	239	1,663	244	2,197
Restricted stock Class B	0	113	0	127

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

Income from continuing operations includes the following business segment results:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2004	2003	2004	2003
Pretax income (loss):
Advanta Business Cards	$17,998	$12,647	$34,663	$23,624
Venture Capital	(95)	(2,434)	(1,158)	(3,810)

Total pretax income	17,903	10,213	33,505	19,814
Income tax expense	(7,071)	(3,932)	(13,234)	(7,628)

Income from continuing operations	$10,832	$6,281	$20,271	$12,186
Per combined common share, assuming dilution	$0.40	$0.26	$0.75	$0.49

Advanta Business Cards pretax income increased for the three and six months ended June 30, 2004 as compared to the same periods of 2003 due primarily to growth in both owned and securitized receivables, a decrease in cost of funds and net principal charge-off rates and a decrease in operating expenses as a percentage of owned and securitized receivables, partially offset by a decline in yields. The decrease in yields reflects our array of competitively-priced offerings and products, including promotional pricing and rewards, designed to selectively attract and retain more high credit quality customers and to respond to the competitive environment. We anticipate that these types of customers will have lower credit losses in future periods. Although there may be month-to-month or quarterly variations, we expect yields on our business credit cards to decline modestly for the remainder of 2004 as compared to 2003, because we anticipate the continued transition of the portfolio to higher credit quality customers.

Venture Capital pretax loss in the six months ended June 30, 2004 includes $807 thousand of expenses relating to lease commitments and severance costs associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004. Venture Capital segment results include pretax investment gains of $32 thousand in the six months ended June 30, 2004 and net pretax investment losses of $1.2 million in the three months ended June 30, 2003 and $1.9 million in the six months ended June 30, 2003, which reflect the market conditions for our venture capital investments in those periods.

For the three months ended June 30, 2004, we recorded a net after-tax gain on the discontinuance of our mortgage and leasing businesses of $160 thousand, or $0.01 per combined diluted common share. For the three months ended June 30, 2003, we recorded a net after-tax loss on the discontinuance of our mortgage and leasing businesses of $2.0 million, or $0.08 per combined diluted common share. See “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified accounting for allowance for receivable losses, securitization transactions, business credit card rewards programs, litigation contingencies, income taxes, and discontinued operations as our most critical accounting policies and estimates because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in such estimates could have a material impact on our financial condition or results of operations. These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2003.

ADVANTA BUSINESS CARDS

Advanta Business Cards originates new accounts directly and through the use of third parties. The following table provides key statistical information on our business credit card portfolio for the three and six months ended June 30. Credit quality statistics for the business credit card portfolio are included in the “Provision and Allowance for Receivable Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2004	2003	2004	2003
Average owned receivables	$583,581	$506,200	$567,617	$510,800
Average securitized receivables	$2,532,885	$2,290,671	$2,524,208	$2,231,572
Cardholder transaction volume	$1,994,647	$1,677,804	$3,916,580	$3,280,302
New account originations	26,187	36,162	65,322	90,093
Average number of active accounts(1)	585,519	585,780	588,063	582,542
Ending number of accounts at June 30	780,415	788,470	780,415	788,470

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistic reported above is the average number of active accounts for the three and six months ended June 30.

In the second quarter of 2003, we enhanced our targeting and decision models used in identifying prospective customers. We have also expanded our activities to identify and establish strategic relationships with organizations focused on certain business owners, executives and small businesses. We expect that our targeted approach will result in acquiring more engaged customers, but may result in somewhat lower account growth rates. We also plan to strengthen and deepen our relationships with our existing customers by providing value based on factors other than pricing in order to build lasting, profitable relationships. The decrease in new account originations in the three and six months ended June 30, 2004 as compared to the same period of 2003 is due primarily to refinements that increased the selectivity of our customer acquisition targeting. We expect the volume of new account originations in the second half of 2004 to be higher than the volume of new account originations in the first half of 2004 and comparable to the volume in the second half of 2003, based on the number and timing of planned marketing campaigns. We estimate that managed receivables growth for the year ended December 31, 2004 will be approximately 10%. We also anticipate increasing the percentage of receivables that are held on-balance sheet to between 20% and 25% of managed receivables in the second half of 2004, as compared to 18% in the six months ended June 30, 2004 in order to further diversify our sources of funding. The following is a reconciliation of projected estimated owned business credit card receivable growth to managed business credit card receivable growth:

		Projected
	Actual at	Estimate at
	December 31,	December 31,	Percentage
($ in thousands)	2003	2004	Increase
Owned receivables	$518,040	$738,000	42.5%
Securitized receivables	2,463,747	2,542,000	3.2%

Managed receivables	$2,981,787	$3,280,000	10.0%

The components of pretax income for Advanta Business Cards are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2004	2003	2004	2003
Net interest income on owned interest-earning assets	$15,145	$11,738	$27,871	$21,758
Noninterest revenues	73,115	66,283	143,377	131,232
Provision for credit losses	(10,654)	(9,555)	(20,067)	(18,963)
Operating expenses	(59,608)	(55,819)	(116,518)	(110,403)

Pretax income	$17,998	$12,647	$34,663	$23,624

Net interest income on owned interest-earning assets increased by $3.4 million for the three months ended June 30, 2004 as compared to the same period of 2003 and increased by $6.1 million for the six months ended June 30, 2004 as compared to the same period in 2003. The increases were due primarily to decreases in our cost of funds and increases in average owned business credit card receivables of $77.4 million for the three months ended June 30, 2004 and $56.8 for the six months ended June 30, 2004, partially offset by decreases in the average yields earned on our business credit card receivables. The decrease in yields is a result of our competitively-priced offerings and products. Average owned business credit card receivables increased in the three and six months ended June 30, 2004 as compared to the same period of 2003 due to growth and the level of securitization activity.

Noninterest revenues include securitization income, interchange income, business credit card rewards costs and other fee revenues. The increases in noninterest revenues in the three and six months ended June 30, 2004 as compared to the same period of 2003 are due primarily to higher transaction volume that yielded higher interchange income and the increased volume of securitized business credit card receivables that produced higher servicing fees and securitization income. Noninterest revenues also include the impact of changes in estimated costs of future reward redemptions in all periods. See further discussion in the “Other Revenues” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The increases in provision for credit losses in the three and six months ended June 30, 2004 as compared to the same periods of 2003 primarily reflect the increases in average owned business credit card receivables, partially offset by a reduction in the estimate of losses inherent in the portfolio based on the delinquency and principal charge-off trends and the current composition of the portfolio as compared to the same periods of 2003.

The increases in operating expenses in the three and six months ended June 30, 2004 as compared to the same periods of 2003 were due primarily to an increase in salaries and employee benefits expense including higher incentive compensation expense resulting from improved earnings and collections performance, and personnel hired in connection with initiatives to originate and retain relationships with high credit quality customers. In addition, salaries and employee benefits expenses in the six months ended June 30, 2004 include executive compensation expense incurred related to changes in senior management. Marketing expenses also increased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 due primarily to costs incurred related to our development of alliances with other organizations serving segments of the small business market and amortization expense on marketing rights related to certain of these alliances, as well as increased marketing activity in response to the competitive environment. Operating expenses reflect decreases in the amortization of deferred origination costs, due to the number and timing of new account originations in prior periods.

VENTURE CAPITAL

The components of pretax loss for our Venture Capital segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2004	2003	2004	2003
Net interest expense	$(86)	$(134)	$(174)	$(274)
Realized gains	0	197	0	197
Unrealized gains (losses), net	0	(1,439)	32	(2,049)
Operating expenses	(9)	(1,058)	(1,016)	(1,684)

Pretax loss	$(95)	$(2,434)	$(1,158)	$(3,810)

The estimated fair value of our venture capital investments was $9.5 million as of June 30, 2004 and December 31, 2003. Unrealized gains (losses) on our venture capital investments reflect the market conditions for those investments in each respective period.

In recent years, we have limited our new venture capital investment activity and we presently do not expect to make significant additional investments. Operating expenses for the six months ended June 30, 2004 include expenses associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004, consisting of $571 thousand of expense relating to lease commitments and $236 thousand of severance costs. Due to the closure of the operational location, we expect to incur minimal operating expenses in the Venture Capital segment in future periods. Operating expenses for the three and six months ended June 30, 2003 include approximately $410 thousand of lease termination costs paid in June 2003.

INTEREST INCOME AND EXPENSE

Interest income decreased $216 thousand to $25.2 million for the three months ended June 30, 2004 as compared to the same period of 2003 and increased $204 thousand to $48.6 million for the six months ended June 30, 2004 as compared to the same period of 2003. Interest income was impacted by decreases in average balances of investments and the average yields earned on our investments. Average investments decreased $223 million in the three months ended June 30, 2004 and decreased $150 million in the six months ended June 30, 2004 as compared to the same periods of 2003. Interest income was also impacted by decreases in the average yield earned on our business credit card receivables as a result of our competitively-priced offerings and products. The impact of lower yields on business credit card receivables was more than offset by increases in average business credit card receivables of $77.4 million to $584 million in the three months ended June 30, 2004 and $56.8 million to $568 million in the six months ended June 30, 2004 as compared to the same periods of 2003. Interest income was also impacted by an increase in average balances and the average yield on retained interests in securitizations in the six months ended June 30, 2004. The increase in average balances of retained interests in securitizations is due to additional securitizations completed since June 30, 2003. The increase in average yield on retained interests in securitization to 11.84% for the six months ended June 30, 2004 as compared to 10.91% for the same period of 2003 is due primarily to the composition of retained interests in the respective periods. Retained interests in securitizations in the six months ended June 30, 2003 included an investment-grade subordinated trust asset with a lower effective yield than our other retained interests in securitizations.

Interest expense includes $2.3 million for the three months ended June 30, 2004 and $4.6 million for the six months ended June 30, 2004 of interest expense on subordinated debt payable to preferred securities trust. Our adoption of FIN 46, as revised, resulted in the deconsolidation of the subsidiary trust that issued our trust preferred securities effective December 31, 2003. As a result of the deconsolidation of that trust, the consolidated income statement includes interest expense on subordinated debt payable to preferred securities trust beginning January 1, 2004, as compared to periods through December 31, 2003 that included payments on the trust preferred securities classified as minority interest in income of consolidated subsidiary.

Interest expense decreased $2.3 million to $10.8 million for the three months ended June 30, 2004 and decreased $2.0 million to $22.4 million for the six months ended June 30, 2004 as compared to the same periods of 2003. The decrease in interest expense is due primarily to decreases in our average deposits and debt and decreases in our average cost of funds, partially offset by the $2.3 million for the three months ended June 30, 2004 and $4.6 million for the six months ended June 30, 2004 of interest expense on subordinated debt payable to preferred securities trust described above. Average balances of deposits and debt outstanding decreased $469 million in the three months ended June 30, 2004 and $313 million in the six months ended June 30, 2004 as compared to the same periods of 2003. Average debt and deposits in the three and six months ended June 30, 2003 reflected the funding of higher levels of on-balance sheet assets as a result of principal collections of receivables allocated to the Series 2000-B securitization during its amortization period in 2003. The decrease in our average cost of funding debt and deposits was due to the prevailing interest rate environment and our ability to lower interest rates offered on senior debt resulting from our liquidity position.

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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended June 30,
	2004			2003
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Owned receivables:
Business credit cards(1)	$583,581	$19,459	13.41%	$506,200	$18,634	14.76%
Other receivables	11,073	124	4.51	23,448	281	4.81

Total owned receivables	594,654	19,583	13.25	529,648	18,915	14.32
Investments(2)	438,478	1,378	1.25	660,999	2,170	1.31
Retained interests in securitizations	149,998	4,276	11.40	157,801	4,373	11.08
Interest-earning assets of discontinued operations	45,629	1,142	10.01	39,043	1,412	14.47

Total interest-earning assets(3)	1,228,759	$26,379	8.62%	1,387,491	$26,870	7.76%
Noninterest-earning assets	280,109			739,807

Total assets	$1,508,868			$2,127,298

Deposits	$639,793	$4,526	2.85%	$1,076,572	$7,836	2.92%
Debt	286,473	4,389	6.16	318,368	5,059	6.37
Subordinated debt payable to preferred securities trust	103,093	2,290	8.88	0	0	0.00
Other borrowings	324	1	1.30	55	0	1.62

Total interest-bearing liabilities(4)	1,029,683	$11,206	4.37%	1,394,995	$12,895	3.71%
Noninterest-bearing liabilities	118,143			306,032

Total liabilities	1,147,826			1,701,027
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp. (trust preferred securities)	0			100,000
Stockholders’ equity	361,042			326,271

Total liabilities and stockholders’ equity	$1,508,868			$2,127,298

Net interest spread			4.25%			4.05%
Net interest margin			4.97%			4.04%

(1)	Interest income includes late fees for owned business credit cards receivables of $1.4 million for the three months ended June 30, 2004 and $1.5 million for the three months ended June 30, 2003.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

	Six Months Ended June 30,
	2004			2003
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Owned receivables:
Business credit cards(1)	$567,617	$36,706	13.00%	$510,800	$35,796	14.13%
Other receivables	12,481	270	4.36	24,150	592	4.94

Total owned receivables	580,098	36,976	12.82	534,950	36,388	13.72
Investments(2)	468,020	2,797	1.19	618,286	4,102	1.33
Retained interests in securitizations	149,998	8,878	11.84	145,969	7,965	10.91
Interest-earning assets of discontinued operations	54,338	2,668	9.82	40,407	2,689	13.31

Total interest-earning assets(3)	1,252,454	$51,319	8.22%	1,339,612	$51,144	7.68%
Noninterest-earning assets	314,715			631,373

Total assets	$1,567,169			$1,970,985

Deposits	$653,032	$9,208	2.84%	$942,634	$14,444	3.09%
Debt	295,161	9,021	6.15	318,322	10,124	6.41
Subordinated debt payable to preferred securities trust	103,093	4,579	8.88	0	0	0.00
Other borrowings	162	1	1.30	139	1	1.67

Total interest-bearing liabilities(4)	1,051,448	$22,809	4.36%	1,261,095	$24,569	3.93%
Noninterest-bearing liabilities	161,544			285,793

Total liabilities	1,212,992			1,546,888
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp. (trust preferred securities)	0			100,000
Stockholders’ equity	354,177			324,097

Total liabilities and stockholders’ equity	$1,567,169			$1,970,985

Net interest spread			3.86%			3.75%
Net interest margin			4.58%			4.00%

(1)	Interest income includes late fees for owned business credit cards receivables of $2.8 million for the six months ended June 30, 2004 and $3.0 million for the six months ended June 30, 2003.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

For the three months ended June 30, 2004, provision for credit losses on a consolidated basis was $10.5 million as compared to $9.3 million for the same period of 2003. For the six months ended June 30, 2004, provision for credit losses on a consolidated basis was $20.0 million as compared to $18.7 million for the same period of 2003. Average owned business credit card receivables increased by $77.4 million in the three months ended June 30, 2004 and $56.8 million in the six months ended June 30, 2004 as compared to the same periods of 2003. The impact of the increases in average owned business credit card receivables on provision for credit losses in both periods was partially offset by a reduction in the estimate of losses inherent in the portfolio based on delinquency and principal charge-off trends and the current composition of the portfolio that included more high credit quality customers as compared to the same period of 2003. In addition, we have refined and enhanced our procedures and tools used in the risk management of existing customers, which has helped to reduce credit risk in the portfolio.

For the three months ended June 30, 2004, the provision for interest and fee losses, which is recorded as a direct reduction to interest and fee income, decreased by $39 thousand to $2.4 million as compared to the same period of 2003. For the six months ended June 30, 2004, the provision for interest and fee losses decreased by $474 thousand to $4.5 million as compared to the same period of 2003. The decrease was due to a reduction in the estimate of losses inherent in the portfolio based on improved delinquency and charge-off trends and the current composition of the portfolio as compared to the same periods of 2003, partially offset by growth in average owned business credit card receivables.

The allowance for receivable losses on business credit card receivables was $48.0 million as of June 30, 2004, or 8.73% of owned receivables, which was lower as a percentage of owned receivables than the allowance of $47.0 million, or 9.08% of owned receivables, as of December 31, 2003. The decrease in allowance as a percentage of receivables is due to a reduction in the estimate of losses inherent in the portfolio based on delinquency and principal charge-off trends and the current composition of the portfolio that included more high credit quality customers as compared to the same period of 2003.

Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, and there may be month-to-month or quarterly variations in losses or delinquencies, we anticipate that the owned and managed net principal charge-off rates for the second half of 2004 will be lower than those experienced for the same period of 2003 and lower than those experienced for the first half of 2004. This expectation is based upon the level of receivables 90 days or more delinquent at June 30, 2004 and the current composition of the portfolio that reflects our strategic initiative to selectively attract and retain more high credit quality customers.

The following table provides credit quality data as of and for the year-to-date periods indicated for our owned receivable portfolio including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit cards and other receivables.

	June 30,	December 31,	June 30,
($ in thousands)	2004	2003	2003
CONSOLIDATED – OWNED
Allowance for receivable losses	$49,331	$48,454	$47,326
Receivables 30 days or more delinquent	25,605	25,413	27,228
Receivables 90 days or more delinquent	13,421	12,808	13,953
Nonaccrual receivables	10,193	7,978	7,860
Accruing receivables past due 90 days or more	11,677	11,320	11,741
As a percentage of gross receivables:
Allowance for receivable losses	8.80%	9.06%	10.15%
Receivables 30 days or more delinquent	4.57	4.75	5.84
Receivables 90 days or more delinquent	2.39	2.39	2.99
Nonaccrual receivables	1.82	1.49	1.69
Accruing receivables past due 90 days or more	2.08	2.12	2.52
Net principal charge-offs for the year-to-date period ended June 30 and December 31	$18,766	$43,704	$17,991
Net principal charge-offs for the three months ended June 30 and December 31	9,857	10,169	9,563
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended June 30 and December 31	6.47%	7.18%	6.73%
Net principal charge-offs for the three months ended June 30 and December 31	6.63	6.66	7.22
BUSINESS CREDIT CARDS – OWNED
Allowance for receivable losses	$47,981	$47,041	$45,914
Receivables 30 days or more delinquent	25,493	25,301	25,839
Receivables 90 days or more delinquent	13,309	12,696	13,184
Nonaccrual receivables	10,081	7,866	7,091
Accruing receivables past due 90 days or more	11,677	11,320	11,741
As a percentage of gross receivables:
Allowance for receivable losses	8.73%	9.08%	10.37%
Receivables 30 days or more delinquent	4.64	4.88	5.84
Receivables 90 days or more delinquent	2.42	2.45	2.98
Nonaccrual receivables	1.83	1.52	1.60
Accruing receivables past due 90 days or more	2.12	2.19	2.65
Net principal charge-offs for the year-to-date period ended June 30 and December 31	$18,767	$43,670	$17,963
Net principal charge-offs for the three months ended June 30 and December 31	9,854	10,163	9,555
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended June 30 and December 31	6.61%	7.42%	7.03%
Net principal charge-offs for the three months ended June 30 and December 31	6.75	6.84	7.55

SECURITIZATION INCOME

Advanta Business Cards recognized securitization income as follows:

($ in thousands)	2004	2003
Three months ended June 30	$32,627	$31,752
Six months ended June 30	65,167	61,362

Securitization income for the three and six months ended June 30, 2004 increased as compared to the same periods of 2003, due to the positive impacts from increased volume of securitized receivables and a decrease in the net principal charge-off rate on securitized receivables, partially offset by a decrease in yield on securitized receivables. These fluctuations in yields and rates are similar to those experienced in owned business credit card receivables as discussed in the

“Interest Income and Expense” and “Provision and Allowance for Receivable Losses” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

INCOME STATEMENT MEASURES AND STATISTICS

					Advanta
	Advanta				Business
	Business	GAAP	Securitization		Cards	Managed
($ in thousands)	Cards GAAP	Ratio(3)	Adjustments		Managed	Ratio(3)
Three Months Ended June 30, 2004:
Interest income	$23,735	12.94%	$92,046		$115,781	14.86%
Interest expense	8,590	4.68	11,373		19,963	2.56
Net interest income	15,145	8.26	80,673		95,818	12.30
Noninterest revenues	73,115	39.87	(36,033)		37,082	4.76
Provision for credit losses	10,654	5.81	44,640	(2)	55,294	7.10
Risk-adjusted revenues(1)	77,606	42.32	0		77,606	9.96
Average business credit card interest-earning assets	733,579		2,382,887		3,116,466
Average business credit card receivables	583,581		2,532,885		3,116,466
Net principal charge-offs	9,854	6.75	44,640		54,494	6.99

Three Months Ended June 30, 2003:
Interest income	$23,007	13.86%	$89,819		$112,826	16.14%
Interest expense	11,269	6.79	9,684		20,953	3.00
Net interest income	11,738	7.07	80,135		91,873	13.14
Noninterest revenues	66,283	39.93	(33,550)		32,733	4.68
Provision for credit losses	9,555	5.76	46,585	(2)	56,140	8.03
Risk-adjusted revenues(1)	68,466	41.24	0		68,466	9.79
Average business credit card interest-earning assets	664,001		2,132,870		2,796,871
Average business credit card receivables	506,200		2,290,671		2,796,871
Net principal charge-offs	9,555	7.55	46,585		56,140	8.03

INCOME STATEMENT MEASURES AND STATISTICS

					Advanta
	Advanta				Business
	Business	GAAP	Securitization		Cards	Managed
($ in thousands)	Cards GAAP	Ratio(3)	Adjustments		Managed	Ratio(3)
Six Months Ended June 30, 2004:
Interest income	$45,584	12.70%	$185,153		$230,737	14.93%
Interest expense	17,713	4.93	22,707		40,420	2.62
Net interest income	27,871	7.77	162,446		190,317	12.31
Noninterest revenues	143,377	39.96	(71,619)		71,758	4.64
Provision for credit losses	20,067	5.60	90,827	(2)	110,894	7.17
Risk-adjusted revenues(1)	151,181	42.13	0		151,181	9.78
Average business credit card interest-earning assets	717,615		2,374,210		3,091,825
Average business credit card receivables	567,617		2,524,208		3,091,825
Net principal charge-offs	18,767	6.61	90,827		109,594	7.09

Six Months Ended June 30, 2003:
Interest income	$43,761	13.33%	$176,914		$220,675	16.09%
Interest expense	22,003	6.70	19,205		41,208	3.00
Net interest income	21,758	6.63	157,709		179,467	13.09
Noninterest revenues	131,232	39.96	(65,649)		65,583	4.78
Provision for credit losses	18,963	5.78	92,060	(2)	111,023	8.10
Risk-adjusted revenues(1)	134,027	40.81	0		134,027	9.77
Average business credit card interest-earning assets	656,769		2,085,603		2,742,372
Average business credit card receivables	510,800		2,231,572		2,742,372
Net principal charge-offs	17,963	7.03	92,060		110,023	8.02

(1)	Risk-adjusted revenues represent net interest income and noninterest revenues, less provision for credit losses.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs.

(3)	Ratios are as a percentage of average business credit card interest-earning assets except net principal charge-off ratios, which are as a percentage of average business credit card receivables.

BALANCE SHEET MEASURES AND STATISTICS

	Advanta			Advanta
	Business	GAAP	Securitization	Business	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments	Cards Managed	Ratio(1)
As of June 30, 2004
Number of business credit card accounts	780,415		N/A	780,415
Ending business credit card receivables	$549,862		$2,546,777	$3,096,639
Receivables 30 days or more delinquent	25,493	4.64%	123,123	148,616	4.80%
Receivables 90 days or more delinquent	13,309	2.42	63,980	77,289	2.50
Nonaccrual receivables	10,081	1.83	48,966	59,047	1.91
Accruing receivables past due 90 days or more	11,677	2.12	56,111	67,788	2.19

As of December 31, 2003
Number of business credit card accounts	786,700		N/A	786,700
Ending business credit card receivables	$518,040		$2,463,747	$2,981,787
Receivables 30 days or more delinquent	25,301	4.88%	148,177	173,478	5.82%
Receivables 90 days or more delinquent	12,696	2.45	74,762	87,458	2.93
Nonaccrual receivables	7,866	1.52	47,381	55,247	1.85
Accruing receivables past due 90 days or more	11,320	2.19	66,376	77,696	2.61

As of June 30, 2003
Number of business credit card accounts	788,470		N/A	788,470
Ending business credit card receivables	$442,769		$2,365,176	$2,807,945
Receivables 30 days or more delinquent	25,839	5.84%	150,380	176,219	6.28%
Receivables 90 days or more delinquent	13,184	2.98	76,459	89,643	3.19
Nonaccrual receivables	7,091	1.60	42,162	49,253	1.75
Accruing receivables past due 90 days or more	11,741	2.65	67,804	79,545	2.83

(1)	Ratios are as a percentage of ending business credit card receivables.

SERVICING REVENUES

Advanta Business Cards recognized servicing revenue as follows:

($ in thousands)	2004	2003
Three months ended June 30	$12,499	$9,873
Six months ended June 30	24,632	19,900

The increase in servicing revenue in both the three and six months ended June 30, 2004 as compared to the same periods of 2003 was due to increased volume of securitized business credit card receivables.

OTHER REVENUES

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2004	2003	2004	2003
Interchange income	$35,513	$29,289	$67,088	$55,427
Business credit cards cash back rewards	(5,933)	(4,349)	(11,684)	(6,775)
Business credit cards business rewards	(4,295)	(3,185)	(7,765)	(4,891)
Balance transfer fees	962	865	2,389	2,216
Cash usage fees	805	616	1,568	1,371
Other fee revenues	1,182	1,644	2,471	3,047
Earnings allocable to partnership interest	400	500	1,000	1,000
Investment securities gains (losses), net	0	(1,158)	49	(1,766)
Valuation adjustments on other receivables held for sale	0	555	0	450
Other	145	152	417	282

Total other revenues, net	$28,779	$24,929	$55,533	$50,361

Interchange income includes interchange fees on both owned and securitized business credit cards. The increases in interchange income in the three and six months ended June 30, 2004 as compared to the same periods of 2003 were due primarily to higher transaction volume. In the three months ended June 30, 2004, the increase in interchange income also includes the impact of increased interchange rates established by MasterCard®* in April 2004. The average interchange rate was 2.2% in the three month period ended June 30, 2004 as compared to 2.1% in the three month period ended June 30, 2003 and in each of the six month periods ended June 30, 2004 and 2003.

The increases in business credit cards cash back rewards in the three and six months ended June 30, 2004 as compared to the same periods of 2003 were due primarily to the increase in average business credit card accounts in the cash back rewards programs.

* MasterCard® is a federally registered service mark of MasterCard International, Inc.

The increases in business credit cards business rewards in the three and six months ended June 30, 2004 as compared to the same periods of 2003 were due primarily to changes in estimate of anticipated costs of future rewards redemptions. Business credit cards business rewards included a $900 thousand increase in estimated costs in the three months ended June 30, 2004, a $1.4 million increase in the six months ended June 30, 2004, a $179 thousand increase in the three months ended June 30, 2003 and a $1.1 million decrease in the six months ended June 30, 2003. See Note 7 to the consolidated financial statements for further discussion.

In the three months ended June 30, 2004, we recognized an estimated $400 thousand of earnings allocable to our partnership interest in Fleet Credit Card Services, L.P., as compared to $500 thousand in the same period of 2003. In the six months ended June 30, 2004 and 2003, we recognized an estimated $1.0 million of earnings allocable to our partnership interest in Fleet Credit Card Services, L.P. In connection with the anticipated combination of Bank of America’s and Fleet’s consumer credit card businesses and our May 28, 2004 agreement with Bank of America, our partnership interest in Fleet Credit Card Services, L.P. would represent an interest in the combined business. See Note 8 to the consolidated financial statements. Subsequent to the date of the agreement, we have accounted for our investment in the partnership interest in Fleet Credit Card Services, L.P. using the cost method.

Investment securities gains (losses), net, primarily represent increases (decreases) in valuations of venture capital investments reflecting the market conditions for the investments.

OPERATING EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2004	2003	2004	2003
Salaries and employee benefits	$23,276	$18,891	$45,707	$36,882
Amortization of deferred origination costs, net	8,796	12,973	18,133	27,157
Marketing	6,209	4,444	9,470	7,371
External processing	5,137	5,410	10,356	10,268
Professional fees	3,675	2,879	7,923	6,075
Equipment	2,738	2,533	5,726	5,927
Occupancy	1,996	2,473	4,577	4,262
Credit	1,481	997	3,072	2,182
Insurance	1,095	976	2,179	1,727
Fraud	902	1,036	1,856	1,951
Postage	833	902	1,807	1,804
Telephone	656	772	1,581	1,846
Other	3,102	2,909	5,703	5,265

Total operating expenses	$59,896	$57,195	$118,090	$112,717

Salaries and employee benefits increased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 due to higher incentive compensation expense resulting from improved earnings and collections performance and personnel hired in connection with initiatives to originate and retain relationships with high credit quality customers. In addition, salaries and employee benefits in the six months ended June 30, 2004 include $1.6 million of expense associated with executive compensation expense incurred in connection with changes in senior management and Venture Capital segment severance costs.

Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over the privilege period of one year. Amortization of deferred origination costs, net, decreased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 due primarily to the number and timing of new account originations in prior periods. We originated a significant volume of new accounts in the fourth quarter of 2002, and the costs to originate those accounts increased amortization expense throughout most of 2003. We expect amortization of business credit card deferred origination costs to be lower in each of the remaining quarters of 2004, as compared to the same periods of 2003, based on the level of deferred origination costs and the timing of new accounts during prior periods.

Marketing expense increased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 due primarily to costs incurred related to our development of alliances with other organizations serving segments of the small business market and amortization expense on marketing rights related to certain of these alliances, as well as increased marketing activity in response to the competitive environment.

Professional fees increased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 due primarily to an increase in the use of external consultants for certain initiatives to originate and retain relationships with high credit quality customers and other corporate matters, partially offset by a reduction in legal expenses.

Occupancy expense decreased in the three months ended June 30, 2004 as compared to the same period of 2003 due to $410 thousand of lease termination costs paid in June 2003 related to office space formerly used in our venture capital operations. Occupancy expense increased in the six months ended June 30, 2004 as compared to the same period of 2003 due to additional office space that we began leasing in March 2003, partially offset by the impact of the lease termination costs discussed above. In addition, occupancy expense in the six months ended June 30, 2004 includes approximately $571 thousand of expense relating to lease commitments associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004.

Credit expense increased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 due in part to a shift in the types of our recoveries. There was an increase in the dollar volume of charged-off accounts collected through outsourced individual account recovery efforts. Credit expense also increased in the three and six months due to the utilization of additional services from credit information service providers.

Insurance expense increased in the three and six months ended June 30, 2004 as compared to the same periods of 2003 due to an increase in directors’ and officers’ professional liability insurance costs as a result of market rates for this type of insurance.

LITIGATION CONTINGENCIES

We estimate our litigation reserves based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. Changes in estimates or other charges related to litigation are included in operating expenses of the respective business segment if related to continuing operations, or gain (loss) on discontinuance of mortgage and leasing businesses if related to discontinued operations. See Note 8 to the consolidated financial statements for further discussion of litigation contingencies.

INCOME TAXES

Our effective tax rate increased to 39.5% in 2004 due to higher state income taxes. Income tax expense on income from continuing operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2004	2003	2004	2003
Income tax expense	$7,071	$3,932	$13,234	$7,628
Effective tax rate	39.5%	38.5%	39.5%	38.5%

See Note 8 for a discussion of tax matters currently before the Internal Revenue Service Regional Office of Appeals and the agreement with Bank of America signed in the second quarter of 2004.

DISCONTINUED OPERATIONS

For the three months ended June 30, 2004, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $160 thousand. The components of this net gain include a $2.8 million pretax loss on the discontinuance of the mortgage business, a $3.0 million pretax gain on the discontinuance of the leasing business, and tax expense of $105 thousand. The loss on the discontinuance of the mortgage business was the result of an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to recent litigation with Chase and disputes related to one of our former mortgage programs. The gain on the discontinuance of the leasing business was principally associated with favorable performance in revenues and an insurance settlement, partially offset by increased operating expenses due to a lengthening of the anticipated timeframe over which we expect to incur certain operating expenses related to the lease portfolio.

For the three months ended June 30, 2003, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $2.0 million. The components of this net loss include a pretax loss on the discontinuance of the mortgage business of $2.6 million, a pretax loss on the discontinuance of the leasing business of $600 thousand, and a tax benefit of $1.2 million. The loss on the discontinuance of the mortgage business represents an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to a lengthening of the anticipated timeframe of the resolution for those contingent liabilities, which included an extension of the discovery process and a delay in the scheduled trial date in the original litigation with Chase. The loss on the discontinuance of the leasing business represents an adjustment in our estimate of operating results of the leasing segment over the remaining life of the lease portfolio. The decrease in estimated operating results of the leasing segment was primarily associated with an unfavorable sales tax assessment, partially offset by favorable credit performance on the leasing portfolio.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At June 30, 2004, off-balance sheet securitized receivables represented 64% of our funding. These transactions enable us to limit our credit risk in the securitized receivables to the amount of our retained interests in securitizations. We had $150.0 million of retained interests in securitizations at June 30, 2004 and at December 31, 2003.

The following table summarizes business credit card securitization data including income and cash flows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2004	2003	2004	2003
Average securitized receivables	$2,532,885	$2,290,671	$2,524,208	$2,231,572
Securitization income	32,627	31,752	65,167	61,362
Discount accretion	4,276	4,373	8,878	7,965
Interchange income	28,801	23,521	54,745	43,925
Servicing revenues	12,499	9,873	24,632	19,900
Proceeds from new securitizations	0	226,851	90,000	299,376
Proceeds from collections reinvested in revolving-period securitizations	1,633,689	710,553	3,257,245	1,768,945
Cash flows received on retained interests	68,208	84,702	134,890	133,002

See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003.

We have a $280 million committed commercial paper conduit facility that provides off-balance sheet funding, $90 million of which was used at June 30, 2004. In June 2004, this facility was renewed through June 14, 2005.

Each of our business credit card securitization series has a date that the revolving period is scheduled to end. The revolving periods for each of the series in our securitization trust, except Series 1997-A, may be extended for up to seven months past the scheduled end of the revolving period, if the payment rates on the receivables in the trust meet certain thresholds. Based on current payment rates, we do not anticipate that any of our business credit card securitization series will end their revolving period in 2004.

In June 2003, the FASB issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets – An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. The changes would also help to ensure that variable interest entities will not qualify for the qualifying special-purpose entity exception to FASB Interpretation No. 46, as revised, if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In June 2004, the FASB announced plans to issue a revised exposure draft in the fourth quarter of 2004 and a final standard in the second quarter of 2005. Management will evaluate any potential impact of this revised proposed statement when it is available.

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

We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We also measure the effect of interest rate risk on our managed net interest income, which includes net interest income on owned assets and net interest income on securitized receivables. The measurement of managed net interest income in addition to net interest income on owned assets is meaningful because our securitization income fluctuates with yields on securitized receivables and interest rates earned by noteholders. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income as compared to a base case scenario. As of June 30, 2004 and December 31, 2003, we estimated that our net interest income would change as follows over a twelve-month period:

	June 30,	December 31,
	2004	2003
Estimated percentage increase (decrease) in net interest income on owned receivables:
Assuming 200 basis point increase in interest rates	11%	11%
Assuming 200 basis point decrease in interest rates	(5)%	3%
Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase in interest rates	(5)%	(5)%
Assuming 200 basis point decrease in interest rates	10%	9%
Estimated percentage increase (decrease) in net interest income on managed receivables:
Assuming 200 basis point increase in interest rates	(2)%	(2)%
Assuming 200 basis point decrease in interest rates	7%	8%

Our business credit card receivables include interest rate floors that cause our net interest income on managed receivables to rise in the declining rate scenario. Our net interest income on managed receivables decreases in a rising rate scenario due to the variable rate funding of off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the cardholder pays their balance in full each month resulting in an effective fixed yield of 0%.

Changes in the composition of our balance sheet and the interest rate environment have also impacted the results of the net interest income sensitivity analyses.

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

LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.’s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to diverse funding sources as described below, and had a high level of liquidity at June 30, 2004. At June 30, 2004, we had $289 million of federal funds sold, $230 million of receivables held for sale, and $180 million of investments, which could be sold to generate additional liquidity.

Components of funding were as follows:

	June 30, 2004		December 31, 2003
($ in thousands)	Amount	%	Amount	%
Off-balance sheet securitized receivables(1)	$2,454,849	64%	$2,371,819	62%
Deposits	647,104	17	672,204	18
Debt and other borrowings	291,226	7	314,817	8
Subordinated debt payable to preferred securities trust	103,093	3	103,093	3
Equity	366,612	9	341,207	9

Total	$3,862,884	100%	$3,803,140	100%

(1)	Includes off-balance sheet business credit card receivables. Excludes our ownership interests in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.

As shown above in the components of funding table, off-balance sheet securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. See the “Off-Balance Sheet Arrangements” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of off-balance sheet securitizations and their impact on our liquidity, capital resources and financial condition. In order to further diversify our sources of funding, we anticipate increasing the percentage of receivables that are held on-balance sheet in the second half of 2004, and expect off-balance sheet securitized receivables to represent approximately 60% of our funding at December 31, 2004, as compared to 64% at June 30, 2004. Given our current expectations, we may not have any significant public business card securitizations in the remainder of 2004.

We continue to offer unsecured debt securities of Advanta Corp., in the form of RediReserve Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer frequently, depending on market conditions and our funding needs. In the three and six months ended June 30, 2004, we reduced originations of retail notes due to our liquidity position and, as a result, the balance of RediReserve Certificates and Investment Notes outstanding decreased by $33.6 million in the six months ended June 30, 2004 to $281 million at June 30, 2004. Based on anticipated liquidity needs, we plan to continue reducing originations of retail notes during the remainder of 2004.

In June 2004, we exercised an option to extend the term of an existing operating lease for five years through 2010 for office space used for certain business card operations and general business purposes. The minimum lease payments under the extension will be $2.5 million in each of the years 2006 through 2009 and $2.0 million in 2010.

On February 2, 2004, the court issued its final judgment and order in the Delaware Chancery Court litigation with Fleet. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the restricted escrow account to an unrestricted cash account. At December 31, 2003, the escrow account was included in restricted interest-bearing deposits on the consolidated balance sheet. In accordance with the court’s order, the payment to Fleet was net of amounts due to Advanta from Fleet. As a result of the court’s order and payment to Fleet in February 2004, there was a decrease in other assets and other liabilities as of the payment date. There was no impact to the results of our operations since, based on the final judgment and order, our reserves at December 31, 2003 were adequate. In March 2004, we filed a notice of appeal to commence the appeals process related to this final judgment and order. On May 28, 2004, we reached an agreement with Bank of America to resolve all outstanding litigation, including partnership tax disputes, between Advanta and FleetBoston Financial Corporation, which was recently acquired by Bank of America. Under the agreement, Bank of America will pay Advanta $63.8 million in cash which represents a return of the payments made to Fleet in February 2004 described above. That payment will be made following IRS approval of the settlement of the tax disputes. We expect our book value would increase by approximately $2.45 per share as a result of the agreement and other considerations associated with the agreement. We anticipate that the $63.8 million of cash will be used for general corporate purposes and to enable us to have lower debt levels than would otherwise be the case. See Note 8 to the consolidated financial statements for further discussion.

Advanta Corp. and its subsidiaries are involved in other litigation, including litigation relating to the Mortgage Transaction, class action lawsuits, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to our exit from that business in the first quarter of 2001. See Note 8 to the consolidated financial statements for further discussion. Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our liquidity or capital resources based on our current expectations regarding the ultimate resolutions of these actions. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that the estimated cash flow related to these proceedings may change or that actual results will differ from our estimates.

In February 2004, the Board of Directors of Advanta Corp. approved a 50% increase in the regular quarterly cash dividends per share beginning in the second quarter of 2004. We funded the increase in dividends with operating cash flows.

Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and funds our business credit cards and is the servicer of our discontinued leasing business. Advanta Bank Corp. paid dividends to Advanta Corp. of $20 million in March 2004 and $5 million in June 2004. At June 30, 2004, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 28.15% as compared to 26.28% at December 31, 2003. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements may be identified by the use of forward-looking phrases such as “will likely result,” “may,” “are expected to,” “is anticipated,” “estimate,” “projected,” “intends to” or other similar words or phrases. The most significant among these risks and uncertainties are:

(1)	our managed net interest income including changes resulting from fluctuations in the volume of receivables and the range and timing of pricing offers to cardholders;

(2)	competitive pressures;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic conditions that affect the level of new account originations, customer spending, delinquencies and charge-offs;

(4)	factors affecting fluctuations in the number of accounts or receivable balances including the retention of cardholders after promotional pricing periods have expired;

(5)	interest rate fluctuations;

(6)	the level of expenses;

(7)	the timing of the securitizations of our receivables;

(8)	factors affecting the value of investments that we hold;

(9)	the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, examinations, and Advanta National Bank’s agreements with its regulators;

(10)	effect of, and changes in, tax laws, rates, regulations and policies;

(11)	relationships with customers, significant vendors and business partners;

(12)	difficulties or delays in the development, production, testing and marketing of products or services;

(13)	the amount and cost of financing available to us;

(14)	the ratings on our debt and the debt of our subsidiaries;

(15)	revisions to estimates associated with the discontinuance of our mortgage and leasing businesses;

(16)	obtaining Internal Revenue Service approval of the settlement of the tax disputes, as required under the agreement with Bank of America;

(17)	the impact of litigation;

(18)	the proper design and operation of our disclosure controls and procedures; and

(19)	the ability to attract and retain key personnel.

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

An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The legal proceedings and claims described under the heading captioned “Commitments and Contingencies” in Note 8 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Advanta Corp. held its Annual Meeting of Stockholders on June 9, 2004 (the “Annual Meeting”).

(b)	Dennis Alter, Dana Becker Dunn, Arthur P. Bellis and Robert S. Blank were the nominees for director who were included in the proxy statement sent to stockholders of record in connection with the Annual Meeting and each received sufficient votes at the Annual Meeting, in person or by proxy, to be reelected to the Board. However, Mr. Bellis did not stand for reelection because prior to the Annual Meeting he retired from the Board of Directors. In addition to Ms. Becker Dunn and Messrs. Alter and Blank, the following directors’ terms of office continued after the Annual Meeting: Max Botel, Ronald Lubner, Robert H. Rock, Olaf Olafsson, William A. Rosoff and Michael Stolper.

(c)	The following proposal was submitted to a vote of stockholders.

The election of four directors to hold office until the 2007 Annual Meeting of Stockholders.

NOMINEES	VOTES FOR		VOTES WITHHELD
Dennis Alter	8,332,783		336,725
Dana Becker Dunn	8,018,834		650,674
Arthur P. Bellis	8,354,917	*	314,591	*
Robert S. Blank	8,055,439		614,069

*	Mr. Bellis did not stand for reelection at the Annual Meeting because prior to the Annual Meeting he retired from the Board of Directors. See Item 4(b) above.

(d)	Not required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document
10.1	Agreement relating to Fleet Credit Card Services, L.P., dated as of May 28, 2004, by and between Advanta Corp., Advanta National Bank, Advanta Service Corp., Fleet Credit Card Holdings, Inc., Fleet Credit Card Services, L.P. and Bank of America Corp.

10.2	Letter Agreement between Advanta Corp. and Brian Tierney dated June 8, 2004.

10.3	Relocation Agreement by and between Advanta Corp. and John F. Moore, dated as of May 20, 2004.

10.4	Letter Agreement between Advanta Corp. and Arthur Bellis dated June 8, 2004.

12	Consolidated Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(b)(1)	A Current Report on Form 8-K, dated April 22, 2004, was filed by Advanta setting forth the financial highlights of Advanta’s results of operations for the quarter ended March 31, 2004.

(b)(2)	A Current Report on Form 8-K, dated April 22, 2004, was filed by Advanta for the purpose of filing disclosures made during the April 22, 2004 conference call discussing the company’s results for the quarter ended March 31, 2004.

(b)(3)	A Current Report on Form 8-K, dated June 21, 2004, was filed by Advanta announcing that it had reached an agreement with Bank of America Corp. to resolve all outstanding litigation, including partnership tax disputes, between Advanta and FleetBoston Financial Corporation, which was recently acquired by Bank of America. The agreement is subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanta Corp. (Registrant)

By	/s/ Philip M. Browne

Senior Vice President and
Chief Financial Officer
August 6, 2004

By	/s/ David B. Weinstock

Vice President and
Chief Accounting Officer
August 6, 2004

EXHIBIT INDEX

Manner of
Exhibit	Description	Filing
10.1	Agreement relating to Fleet Credit Card Services, L.P., dated as of May 28, 2004, by and between Advanta Corp., Advanta National Bank, Advanta Service Corp., Fleet Credit Card Holdings, Inc., Fleet Credit Card Services, L.P. and Bank of America Corp.	*

10.2	Letter Agreement between Advanta Corp. and Brian Tierney dated June 8, 2004.	*

10.3	Relocation Agreement by and between Advanta Corp. and John F. Moore, dated as of May 20, 2004	*

10.4	Letter Agreement between Advanta Corp. and Arthur Bellis dated June 8, 2004.	*

12	Consolidated Computation of Ratio of Earnings to Fixed Charges	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed electronically herewith.