Form 10-Q
period 2004-09-30
ADVANTA CORP
filed 2004-11-08
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0–14120

Advanta Corp.

(Exact name of registrant as specified in its charter)

Delaware	23–1462070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Welsh and McKean Roads, P.O. Box 844, Spring House, PA 19477
(Address of Principal Executive Offices) (Zip Code)

(215) 657–4000
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

Yes [X]   No   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).

Yes   [X]   No   [   ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   [   ]   No [   ]

     Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $.01 par value	Outstanding at November 1, 2004 9,606,885 shares

Class B Common Stock, $.01 par value	Outstanding at November 1, 2004 18,276,336 shares

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share amounts)	2004	2003
ASSETS
Cash	$33,033	$26,941
Federal funds sold	212,100	258,311
Restricted interest-bearing deposits	2,937	77,872
Investments available for sale	213,795	222,624
Receivables, net:
Held for sale	375,909	214,664
Other	306,254	291,109

Total receivables, net	682,163	505,773
Accounts receivable from securitizations	230,547	244,337
Premises and equipment, net	18,008	20,414
Other assets	186,649	278,703
Assets of discontinued operations, net	20,018	63,469

Total assets	$1,599,250	$1,698,444

LIABILITIES
Deposits	$707,045	$672,204
Debt and other borrowings	287,818	314,817
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	121,742	267,123

Total liabilities	1,219,698	1,357,237

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding – 1,010 shares in 2004 and 2003	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 10,041,017 shares in 2004 and 2003	100	100
Class B non-voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 21,451,214 shares in 2004 and 20,542,097 shares in 2003	215	206
Additional paid-in capital	257,213	245,295
Deferred compensation	(10,362)	(13,242)
Unearned ESOP shares	(10,047)	(10,387)
Accumulated other comprehensive income (loss)	(86)	63
Retained earnings	190,984	167,783
Less: Treasury stock at cost, 434,132 Class A common shares in 2004 and 2003; 3,186,647 Class B common shares in 2004 and 3,197,614 Class B common shares in 2003	(49,475)	(49,621)

Total stockholders’ equity	379,552	341,207

Total liabilities and stockholders’ equity	$1,599,250	$1,698,444

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Interest income:
Receivables	$21,915	$27,701	$58,891	$64,088
Investments	1,796	1,794	4,587	5,883
Other interest income	4,139	4,071	13,017	12,036

Total interest income	27,850	33,566	76,495	82,007
Interest expense:
Deposits	4,791	7,134	13,626	20,774
Debt and other borrowings	4,159	5,831	13,122	16,573
Subordinated debt payable to preferred securities trust	2,289	0	6,868	0

Total interest expense	11,239	12,965	33,616	37,347

Net interest income	16,611	20,601	42,879	44,660
Provision for credit losses	11,658	16,563	31,663	35,274

Net interest income after provision for credit losses	4,953	4,038	11,216	9,386
Noninterest revenues:
Securitization income	31,410	28,558	96,577	89,920
Servicing revenues	12,382	9,549	37,014	29,449
Other revenues, net	26,867	25,977	82,400	76,338

Total noninterest revenues	70,659	64,084	215,991	195,707

Expenses:
Operating expenses	58,091	54,762	176,181	167,479
Minority interest in income of consolidated subsidiary	0	2,220	0	6,660

Total expenses	58,091	56,982	176,181	174,139

Income before income taxes	17,521	11,140	51,026	30,954
Income tax expense	6,921	4,289	20,155	11,917

Income from continuing operations	10,600	6,851	30,871	19,037
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	0	0	160	(1,968)

Net income	$10,600	$6,851	$31,031	$17,069

Basic income from continuing operations per common share
Class A	$0.40	$0.27	$1.18	$0.74
Class B	0.43	0.29	1.26	0.81
Combined	0.42	0.28	1.24	0.79

Diluted income from continuing operations per common share
Class A	$0.37	$0.26	$1.10	$0.72
Class B	0.38	0.28	1.14	0.79
Combined	0.38	0.27	1.13	0.76

Basic net income per common share
Class A	$0.40	$0.27	$1.19	$0.66
Class B	0.43	0.29	1.27	0.73
Combined	0.42	0.28	1.24	0.70

Diluted net income per common share
Class A	$0.37	$0.26	$1.11	$0.64
Class B	0.38	0.28	1.15	0.71
Combined	0.38	0.27	1.13	0.68

Basic weighted average common shares outstanding
Class A	8,803	8,978	8,794	9,104
Class B	16,479	15,100	16,088	14,936
Combined	25,282	24,078	24,882	24,040

Diluted weighted average common shares outstanding
Class A	8,803	8,978	8,794	9,104
Class B	19,303	16,251	18,468	15,639
Combined	28,106	25,229	27,262	24,743

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A	Class A	Class B	Additional
	Comprehensive	Preferred	Common	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Stock	Stock	Capital
Balance at December 31, 2002		$1,010	$100	$204	$243,910

Net income	$28,245
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $66	(123)

Comprehensive income	$28,122

Preferred and common cash dividends declared
Exercise of stock options				3	2,310
Stock option exchange program stock distribution
Issuance of restricted stock				2	2,150
Amortization of deferred compensation
Forfeitures of restricted stock				(3)	(2,976)
Stock buyback
ESOP shares committed to be released					(99)

Balance at December 31, 2003		$1,010	$100	$206	$245,295

Net income	$31,031
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $80	(149)

Comprehensive income	$30,882

Preferred and common cash dividends declared
Exercise of stock options				8	7,630
Modification of stock options					196
Stock option exchange program stock distribution
Stock-based nonemployee compensation expense					482
Issuance of restricted stock				3	5,279
Amortization of deferred compensation
Forfeitures of restricted stock				(2)	(1,805)
ESOP shares committed to be released					136

Balance at September 30, 2004		$1,010	$100	$215	$257,213

See Notes to Consolidated Financial Statements

	Deferred	Accumulated
	Compensation	Other			Total
	& Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP Shares	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2002	$(28,668)	$186	$147,205	$(42,634)	$321,313

Net income			28,245		28,245
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $66		(123)			(123)
Comprehensive income
Preferred and common cash dividends declared			(7,667)		(7,667)
Exercise of stock options					2,313
Stock option exchange program stock distribution				183	183
Issuance of restricted stock	(2,152)				0
Amortization of deferred compensation	4,105				4,105
Forfeitures of restricted stock	2,643				(336)
Stock buyback				(7,170)	(7,170)
ESOP shares committed to be released	443				344

Balance at December 31, 2003	$(23,629)	$63	$167,783	$(49,621)	$341,207

Net income			31,031		31,031
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $80		(149)			(149)
Comprehensive income
Preferred and common cash dividends declared			(7,830)		(7,830)
Exercise of stock options					7,638
Modification of stock options					196
Stock option exchange program stock distribution				146	146
Stock-based nonemployee compensation expense					482
Issuance of restricted stock	(5,282)				0
Amortization of deferred compensation	6,736				6,736
Forfeitures of restricted stock	1,426				(381)
ESOP shares committed to be released	340				476

Balance at September 30, 2004	$(20,409)	$(86)	$190,984	$(49,475)	$379,552

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
($ in thousands)	2004	2003
OPERATING ACTIVITIES – CONTINUING OPERATIONS
Net income	$31,031	$17,069
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Gain) loss, net, on discontinuance of mortgage and leasing businesses, net of tax	(160)	1,968
Investment securities losses, net	2,008	3,674
Valuation adjustments on other receivables held for sale	0	(50)
Depreciation and amortization	7,382	6,268
Stock-based compensation expense	7,033	1,697
Provision for credit losses	31,663	35,274
Provision for interest and fee losses	7,044	8,787
Change in deferred origination costs, net of deferred fees	7,041	11,804
Change in receivables held for sale	(256,606)	(921,245)
Proceeds from sale of receivables held for sale	95,361	866,657
Change in accounts receivable from securitizations	13,790	(20,274)
Change in other assets and other liabilities	(49,019)	54,624

Net cash (used in) provided by operating activities	(103,432)	66,253

INVESTING ACTIVITIES – CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	121,146	(148,360)
Purchase of investments available for sale	(483,670)	(585,483)
Proceeds from sales of investments available for sale	485,781	353,800
Proceeds from maturing investments available for sale	4,481	167,366
Change in receivables not held for sale	(60,893)	(67,398)
(Purchases) sales of premises and equipment, net	(4,063)	26

Net cash provided by (used in) investing activities	62,782	(280,049)

FINANCING ACTIVITIES – CONTINUING OPERATIONS
Change in demand and savings deposits	(3,269)	(3,786)
Proceeds from issuance of time deposits	394,431	568,538
Payments for maturing time deposits	(360,818)	(366,542)
Proceeds from issuance of debt	21,127	72,251
Payments on maturity and redemption of debt	(69,577)	(72,926)
Change in other borrowings and cash overdraft	19,753	0
Proceeds from exercise of stock options	7,638	1,833
Cash dividends paid	(7,830)	(5,800)
Stock buyback	0	(6,240)

Net cash provided by financing activities	1,455	187,328

DISCONTINUED OPERATIONS
Net cash provided by operating activities	45,287	11,765
Net cash provided by investing activities	0	26,559

Net cash provided by discontinued operations	45,287	38,324

Net increase in cash	6,092	11,856
Cash at beginning of period	26,941	14,834

Cash at end of period	$33,033	$26,690

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)

September 30, 2004
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

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” defines a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it permits entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“Opinion”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue with the accounting methodology in Opinion No. 25 and, as a result, have provided pro forma disclosures of compensation expense for options granted to employees under our stock option plans, net of related tax effects, net income and earnings per share, as if the fair value based method of accounting had been applied. Had compensation cost for these plans been determined using the fair value based method, our compensation expense for stock option plans, net of related tax effects, net income and net income per common share would have changed to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Stock-based employee compensation expense for stock option plans, net of related tax effects
As reported	$0	$0	$196	$0
Pro forma	575	576	1,784	1,792

Net income
As reported	$10,600	$6,851	$31,031	$17,069
Pro forma	10,025	6,275	29,443	15,277

Basic net income per common share
As reported
Class A	$0.40	$0.27	$1.19	$0.66
Class B	0.43	0.29	1.27	0.73
Combined	0.42	0.28	1.24	0.70
Pro forma
Class A	$0.38	$0.24	$1.12	$0.58
Class B	0.41	0.27	1.21	0.66
Combined	0.40	0.26	1.18	0.63

Diluted net income per common share
As reported
Class A	$0.37	$0.26	$1.11	$0.64
Class B	0.38	0.28	1.15	0.71
Combined	0.38	0.27	1.13	0.68
Pro forma
Class A	$0.35	$0.24	$1.05	$0.57
Class B	0.36	0.26	1.10	0.64
Combined	0.36	0.25	1.08	0.62

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

In June 2003, the FASB issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets – An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. The changes would also help to ensure that variable interest entities will not qualify for the qualifying special-purpose entity exception to FIN 46, as revised, if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In October 2004, the FASB announced plans to issue a revised exposure draft in the second quarter of 2005 and a final standard in the fourth quarter of 2005. Management will evaluate any potential impact of this revised proposed statement when it is available.

In March 2004, the FASB issued an exposure draft, “Share-Based Payment – An Amendment of Statements No. 123 and 95” that addresses the accounting for equity-based compensation arrangements, including employee stock options. Upon implementation of the changes proposed in this statement, entities would no longer be able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities would be required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. The comment period for this proposed statement ended on June 30, 2004. In October 2004, FASB announced that for public entities, this proposed statement would be effective for reporting periods beginning after June 15, 2005. Management is currently evaluating the potential impact of the proposed statement.

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

Investments available for sale consisted of the following:

	September 30, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury & other U.S. Government securities	$88,645	$88,398	$28,593	$28,544
State and municipal securities	2,920	2,973	1,946	2,014
Mortgage-backed securities	4,489	4,525	4,954	4,996
Corporate bonds	9,354	9,310	0	0
Equity securities(1)	18,388	18,459	20,018	20,053
Money market funds(2)	90,019	90,019	166,875	166,875
Other	112	111	142	142

Total investments available for sale	$213,927	$213,795	$222,528	$222,624

(1)	Includes venture capital investments of $8.0 million at September 30, 2004 and $9.5 million at December 31, 2003. The amount shown as amortized cost represents estimated fair value for these investments.

(2)	As of September 30, 2004, money market funds include investments in the Reserve Primary Money Market Fund of $41.2 million and the Barclays Global Investors Prime Money Market Fund of $47.3 million. As of December 31, 2003, money market funds include an investment in the Merrill Lynch Premier Institutional Money Market Fund of $163.8 million.

Note 4) Receivables

Receivables on the balance sheet, including those held for sale, consisted of the following:

	September 30,	December 31,
	2004	2003
Business credit card receivables	$709,991	$518,040
Other receivables	10,439	16,976

Gross receivables	720,430	535,016

Add: Deferred origination costs, net of deferred fees	12,170	19,211
Less: Allowance for receivable losses
Business credit cards	(49,126)	(47,041)
Other receivables	(1,311)	(1,413)

Total allowance for receivable losses	(50,437)	(48,454)

Receivables, net	$682,163	$505,773

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

Note 5) Allowance for Receivable Losses

The following table presents activity in the allowance for receivable losses for the periods presented:

	Nine Months Ended
	September 30,
	2004	2003
Beginning balance	$48,454	$46,159
Provision for credit losses	31,663	35,274
Provision for interest and fee losses	7,044	8,787
Gross principal charge-offs:
Business credit cards	(31,448)	(35,952)
Other receivables	(3)	(28)

Total gross principal charge-offs	(31,451)	(35,980)

Principal recoveries:
Business credit cards	2,233	2,445
Other receivables	4	0

Total principal recoveries	2,237	2,445

Net principal charge-offs	(29,214)	(33,535)

Interest and fee charge-offs:
Business credit cards	(7,510)	(8,489)

Ending balance	$50,437	$48,196

Note 6) Securitization Activities

Accounts receivable from securitizations consisted of the following:

	September 30,	December 31,
	2004	2003
Retained interests in business credit card securitizations	$149,998	$149,998
Accrued interest and fees on securitized business credit card receivables, net(1)	51,172	58,178
Amounts due from the trust	29,377	36,161

Total accounts receivable from securitizations	$230,547	$244,337

(1)	Reduced by an estimate for uncollectible interest and fees of $9.8 million at September 30, 2004 and $12.6 million at December 31, 2003.

The following represents business credit card securitization data and the key assumptions used in estimating the fair value of retained interests in business credit card securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Average securitized receivables	$2,513,053	$2,124,472	$2,520,462	$2,195,479
Securitization income	31,410	28,558	96,577	89,920
Discount accretion	4,139	4,071	13,017	12,036
Interchange income	28,613	22,511	83,358	66,436
Servicing revenues	12,382	9,549	37,014	29,449
Proceeds from new securitizations	0	562,347	90,000	861,723
Proceeds from collections reinvested in revolving- period securitizations	1,594,478	1,272,035	4,851,723	3,040,980
Cash flows received on retained interests	68,397	93,453	203,287	226,455

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Key assumptions:
Discount rate	10.33% – 13.13%	12.14% – 14.55%	10.33% – 14.33%	11.44% – 14.56%
Monthly payment rate	20.67% – 22.55%	18.79% – 21.00%	20.63% – 22.55%	18.79% – 21.00%
Loss rate	6.30% – 7.37%	8.45% – 9.41%	6.30% – 8.47%	8.45% – 10.29%
Interest yield, net of interest earned by noteholders	12.19% – 12.36%	14.68% – 14.95%	12.19% – 13.84%	14.26% – 15.00%

There were no purchases of delinquent accounts from the securitization trust during the three or nine months ended September 30, 2004 or 2003.

The following assumptions were used in estimating the fair value of retained interests in business credit card securitizations as of September 30, 2004 and December 31, 2003. The assumptions listed represent weighted averages of assumptions used for each securitization.

	September 30, 2004	December 31, 2003
Discount rate	10.33% – 11.93%	12.44% – 14.33%
Monthly payment rate	21.25% – 22.55%	20.80% – 22.25%
Loss rate	6.30% – 6.93%	7.70% – 8.47%
Interest yield, net of interest earned by noteholders	12.19%	13.84%

In addition to the assumptions identified above, management also considered qualitative factors, such as the impact of the current economic environment on the performance of the business credit card receivables sold and the potential volatility of the current market for similar instruments, in assessing the fair value of retained interests in business credit card securitizations.

We have prepared sensitivity analyses of the valuations of retained interests in business credit card securitizations estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation as of September 30, 2004.

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(2,122)
Discount rate increased by 4%	(4,186)
Monthly payment rate at 110% of base assumption	(1,697)
Monthly payment rate at 125% of base assumption	(3,849)
Loss rate at 110% of base assumption	(3,780)
Loss rate at 125% of base assumption	(9,450)
Interest yield, net of interest earned by noteholders, decreased by 1%	(6,000)
Interest yield, net of interest earned by noteholders, decreased by 2%	(12,000)

The objective of these hypothetical analyses is to measure the sensitivity of the fair value of the retained interests to changes in assumptions. The methodology used to calculate the estimated fair value in the analyses is a discounted cash flow analysis, the same methodology used to calculate the estimated fair value of the retained interests when quoted market prices are not available at each reporting date. These estimates do not factor in the impact of simultaneous changes in other key assumptions. The above scenarios do not reflect management’s expectation regarding the future direction of these rates, and they depict only certain possibilities out of a large set of possible scenarios.

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

	September 30,	December 31,	September 30,
	2004	2003	2003
Owned business credit card receivables	$709,991	$518,040	$533,398
Securitized business credit card receivables	2,511,030	2,463,747	2,343,221

Total managed receivables	3,221,021	2,981,787	2,876,619

Receivables 30 days or more delinquent:
Owned	29,552	25,301	30,681
Securitized	112,674	148,177	146,206
Total managed	142,226	173,478	176,887
Receivables 90 days or more delinquent:
Owned	14,305	12,696	14,225
Securitized	54,354	74,762	67,795
Total managed	68,659	87,458	82,020
Nonaccrual receivables:
Owned	11,342	7,866	9,167
Securitized	43,531	47,381	44,824
Total managed	54,873	55,247	53,991
Accruing receivables past due 90 days or more:
Owned	12,774	11,320	12,772
Securitized	48,122	66,376	60,755
Total managed	60,896	77,696	73,527
Net principal charge-offs for the year-to-date period ended September 30 and December 31:
Owned	29,215	43,670	33,507
Securitized	131,567	179,538	135,648
Total managed	160,782	223,208	169,155

Note 7) Selected Balance Sheet Information

Other assets consisted of the following:

	September 30,	December 31,
	2004	2003
Deferred income taxes	$73,352	$82,175
Investment in Fleet Credit Card Services, L.P.	32,095	35,988
Cash surrender value of insurance contracts	20,925	21,792
Intangible assets	3,618	4,295
Investment in preferred securities trust	3,163	3,093
Amounts due from transfer of consumer credit card business	0	70,545
Other assets	53,496	60,815

Total other assets	$186,649	$278,703

Other liabilities consisted of the following:

	September 30,	December 31,
	2004	2003
Accounts payable and accrued expenses	$33,288	$28,458
Business credit card rewards	19,274	24,785
Accrued interest payable	15,101	4,008
Current income taxes	14,660	13,449
Amounts due to the securitization trust	4,048	4,021
Other(1)	35,371	192,402

Total other liabilities	$121,742	$267,123

(1)	A substantial portion of other liabilities at December 31, 2003 represented our litigation reserves.

In February 2004, the court issued its final judgment and order in the Delaware Chancery Court litigation with Fleet, and a payment was made to Fleet in satisfaction of all amounts due in connection with this litigation. In accordance with the court’s February 2004 order, the payment to Fleet was net of amounts due to Advanta from Fleet. As a result of the court’s order and payment to Fleet in February 2004, there was a decrease in other assets and other liabilities as of the payment date. There was no impact to our results of operations since, based on the final judgment and order, our reserves at December 31, 2003 were adequate. In March 2004, we filed a notice of appeal to commence the appeals process related to this final judgment and order. On May 28, 2004, we reached an agreement with Bank of America Corp. (“Bank of America”) to resolve all outstanding litigation, including partnership tax disputes, between Advanta and FleetBoston Financial Corporation, which was recently acquired by Bank of America. See Note 8. In connection with the combination of Bank of America’s and Fleet’s consumer credit card businesses and the May 28, 2004 agreement, our partnership interest in Fleet Credit Card Services, L.P. represents an interest in the combined business. Subsequent to the date of the agreement, we have accounted for our investment in the partnership interest in Fleet Credit Card Services, L.P. using the cost method.

Eligible cardholders earn cash back rewards or business rewards based on net purchases charged on their business credit card accounts. The costs of future reward redemptions are estimated and a liability is recorded at the time cash back rewards or business rewards are earned by the cardholder. In each reporting period, we adjust our estimate of the percentage of earned rewards that will ultimately be redeemed by cardholders and the cost of rewards based on our experience with each program. In the second quarter of 2004, we expanded our business rewards program to include offers of gift certificates and merchandise, in addition to our traditional travel awards. We anticipate that the expanded program will have the effect of increasing the volume of future reward redemptions while decreasing the associated costs per redemption. In the first quarter of 2003, we changed the redemption terms of certain business reward programs resulting in a decrease in the anticipated costs of future reward redemptions. The impact of the changes in the estimated percentage of earned rewards that will ultimately be redeemed by cardholders and other changes in anticipated costs of future period reward redemptions for these programs in the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Increase (decrease) in other revenues	$0	$1,600	$(1,400)	$2,800
Increase (decrease) in net income	0	980	(850)	1,720
Amount per combined diluted share	$0	$0.04	$(0.03)	$0.07

Note 8) Commitments and Contingencies

On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet, which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. (the “Consumer Credit Card Transaction”) in 1998. The agreement is subject to the Internal Revenue Service’s (“IRS”) final approval of the settlement of the tax disputes. In the third quarter of 2004, the documentation for settling the tax disputes was cleared with the IRS, executed by Bank of America and Advanta, and then submitted by both parties to the IRS for its execution. We expect the IRS to approve the settlement of the tax disputes in the fourth quarter of 2004. Under the agreement, Bank of America will pay Advanta $63.8 million in cash which represents a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004, as described below. That payment will be made following IRS approval of the settlement of the tax disputes. At that time, Advanta and Fleet will dismiss all outstanding litigation. Advanta and Bank of America have agreed to resolve the tax disputes between Advanta and Fleet by allocating approximately $125 million of the disputed $508 million of partnership deductions to Advanta and by Advanta recognizing for tax purposes approximately $600 thousand of the disputed $47 million partnership taxable gain. As a result of the agreement, Advanta expects to record a net after-tax gain from the settlement of the litigation of approximately $61 million in the quarter that the IRS approval is received. The disputes involving Fleet that are described below would all be resolved under the agreement with Bank of America if IRS approval of the settlement of the tax disputes is obtained.

On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet’s allegations, which we denied, centered around Fleet’s assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card Services, L.P. in connection with the Consumer Credit Card Transaction. We filed an answer to the complaint, and we also filed a countercomplaint against Fleet for damages we believe have been caused by certain actions of Fleet. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an interest-bearing escrow account in February 2001. On January 22, 2003, the trial court issued a ruling on all but one of the remaining issues, and ordered further briefing on the remaining outstanding issue. Effective December 31, 2002, we recognized a $43.0 million pretax loss on the transfer of our consumer credit card business, representing the estimated impact of implementing the court’s January 2003 decisions. This amount represented the amount in excess of the reserves we had been carrying for the litigation, which was based on our expectations of the outcome of the litigation. On November 7, 2003, the court ruled on the remaining outstanding issue, the method for calculating the interest to be awarded, and ordered the parties to submit revised calculations in accordance with this ruling before it issued a judgment. On February 2, 2004, the court issued its final judgment and order. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the restricted escrow account to an unrestricted cash account. At December 31, 2003, the escrow account was included in restricted interest-bearing deposits on the consolidated balance sheet. There was no impact to our results of operations since, based on the final judgment and order, our reserves at December 31, 2003 were adequate. On March 1, 2004, we filed a notice of appeal to commence the appeals process relating to orders made by the Delaware Chancery Court during the litigation, and on April 15,

2004, we filed an opening brief with the Supreme Court of Delaware setting forth the basis for our appeal. Fleet filed its answering brief with the Supreme Court of Delaware on May 17, 2004, and we filed our reply brief on June 1, 2004. Pursuant to the May 28, 2004 agreement between Advanta and Bank of America described above, Advanta and Fleet filed a joint motion with the Delaware Supreme Court to stay the appeal and on June 28, 2004 the court granted the motion and stayed the appeal, pending fulfillment of all conditions of the agreement.

In an ongoing element of Fleet’s disputes with us, Fleet has claimed $508 million of tax deductions from its partnership with us in connection with the Consumer Credit Card Transaction, which are required under the law to be allocated solely to Advanta. As required, we reported these deductions on our 1998 corporate tax return. However, we have not used or booked the benefit from most of these deductions because for tax purposes we have a very substantial net operating loss carryforward. We have $457 million of net operating loss carryforwards from all sources at September 30, 2004, and have booked no benefit from approximately $405 million of these net operating loss carryforwards. If the deductions are ultimately allocated as claimed by Fleet, the impact on our equity at September 30, 2004 would be a decrease of approximately $35 million. The deductions are attributable to deductions for bad debt reserves that we expensed in computing our book income or loss before the Consumer Credit Card Transaction, but which were not deductible by Advanta for tax purposes until after the closing of the transaction in 1998. The tax law requires “built in losses” like these to be deducted by the party who contributed the assets to the partnership, in this case, Advanta. The Internal Revenue Service agents who have examined the returns at issue have to ensure that both parties do not obtain the deductions and therefore, following standard practice, proposed to disallow the deductions to both parties until there is a final resolution. The deductions, as well as the allocation of a gain from the sale of a partnership asset of approximately $47 million, were before the IRS Regional Office of Appeals. If the conditions of the May 28, 2004 agreement between Advanta and Bank of America are fulfilled, this matter would also be resolved in accordance with the terms of the agreement.

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

Although the IRS is expected to approve the settlement of the tax disputes, in the event the settlement is not consummated, management does not expect the lawsuits or the tax disputes with Fleet, described above, to have a material adverse effect on our financial position or results of operations.

On July 26, 2001, Chase Manhattan Mortgage Corporation (“Chase”) filed a complaint against Advanta Corp. and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that we breached our contract with Chase in connection with the Mortgage Transaction. Chase claims that we misled Chase concerning the value of certain of the assets sold to Chase and claims damages of approximately $70 million. In September 2001, we filed an answer to the complaint in which we denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to us in connection with the Mortgage Transaction. The trial was originally scheduled to begin in January 2004. In the second quarter of 2003, the parties extended the discovery period and the court delayed the scheduled trial date to April 2004. In September 2003, we filed a motion for summary judgment with the court with respect to all claims raised in Chase’s complaint and Chase filed a motion for partial summary judgment with respect to certain of its claims. On March 4, 2004, the court denied both parties’ motions for summary judgment. On April 26, 2004, a non-jury trial commenced; at trial, Chase asserted damages totaling approximately $88 million. The trial concluded on May 26, 2004, and the court ordered the parties to make certain post-trial filings with the court. Post-trial filings were filed on July 30, 2004 and September 17, 2004. We believe that the lawsuit is without merit and will vigorously defend Advanta in this litigation and therefore, we do not have any reserves for future judgments or rulings in this litigation. Since this litigation relates to a discontinued operation, we have established reserves for estimated future litigation costs. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse effect on our financial position or results of operations.

On February 13, 2004, Advanta Corp. filed a Writ of Summons against Chase in Montgomery County, Pennsylvania Court of Common Pleas, which was amended on March 4, 2004; and on March 8, 2004, Advanta Corp. and certain of its subsidiaries filed a Second Amended Writ of Summons and a Complaint against Chase in Montgomery County, Pennsylvania Court of Common Pleas seeking damages of at least $17.7 million. In May 2004, Chase filed an answer to the complaint and asserted a new matter and counterclaims seeking damages of at least $5 million. On August 2, 2004, we filed our reply to Chase’s new matter and counterclaims. On February 23, 2004 and June 4, 2004, Chase filed a complaint and a first amended complaint against us in the United States District Court for the District of Delaware seeking damages of at least $7 million. On August 9, 2004, we filed our answer, affirmative defenses and counterclaims to the first amended complaint in the United States District Court for the District of Delaware, asserting substantially the same claims and damages as in the Montgomery County, Pennsylvania action. On August 30, 2004, Chase filed a motion to dismiss our counterclaims. On September 15, 2004, we filed our opposition to Chase’s motion. These filings relate to contractual claims under the purchase and sale agreement governing the Mortgage Transaction and are a continuation of the ongoing dispute associated with the Mortgage Transaction. Since this litigation relates to a discontinued operation, we have established reserves for estimated future litigation costs. We do not expect the lawsuit filed by Chase on February 23, 2004, as amended on June 4, 2004, or Chase’s new matter and counterclaims in the action brought by us in the Pennsylvania Court of Common Pleas to have a material adverse effect on our financial position or results of operations.

Advanta Mortgage Corp. USA (“AMCUSA”) and Advanta Mortgage Conduit Services, Inc. (“AMCSI”), subsidiaries of Advanta Corp., have been involved in arbitration before the American Arbitration Association with Goodrich & Pennington Mortgage Fund, Inc. (“GPMF”), a participant in one of the programs of our former mortgage business. The arbitration process commenced June 28, 2001 in San Francisco, California with GPMF serving a demand for arbitration relating to alleged failure to provide information and documentation under the former mortgage program. On September 5, 2001, AMCUSA and AMCSI filed an answer to the demand for arbitration, and from December 2001, have provided information and documentation responsive to the program participant’s requests in the arbitration proceeding. In February and June 2004, GPMF filed additional statements of claim, each alleging contractual and other related claims. The amount of damages sought by GPMF is not known because, at this time, no cognizable damage amount has been specified in its pleadings. The arbitration hearing commenced on November 2, 2004. Since this arbitration relates to a discontinued operation, we have established reserves for estimated future litigation costs. We do not expect this arbitration to have a material adverse effect on our financial position or results of operations.

In addition to the cases described above, Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to our exit from that business in the first quarter of 2001.

Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our financial position or results of operations based on the level of litigation reserves we have established and our current expectations regarding the ultimate resolutions of these existing actions. We estimate our litigation reserves based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates.

Note 9) Capital Stock

In 2001 and 2002, the Board of Directors of Advanta Corp. authorized management to purchase up to an aggregate 3.0 million shares of Advanta Corp. common stock. In 2003, we repurchased 434 thousand shares of our Class A Common Stock and 315 thousand shares of our Class B Common Stock, which substantially completed our purchases under the authorizations.

Cash dividends per share of common stock declared were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Class A Common Stock	$0.095	$0.063	$0.252	$0.189
Class B Common Stock	0.113	0.076	0.302	0.227

Note 10) Segment Information

	Advanta
	Business	Venture
	Cards	Capital	Other(1)	Total
Three months ended September 30, 2004
Interest income	$25,916	$1	$1,933	$27,850
Interest expense	9,224	85	1,930	11,239
Noninterest revenues (losses)	72,641	(2,058)	76	70,659
Pretax income (loss) from continuing operations	19,668	(2,147)	0	17,521
Total assets at end of period	939,704	8,591	650,955	1,599,250

Three months ended September 30, 2003
Interest income	$31,597	$0	$1,969	$33,566
Interest expense	12,339	117	509	12,965
Noninterest revenues (losses)	65,054	(1,985)	1,015	64,084
Pretax income (loss) from continuing operations	13,785	(2,645)	0	11,140
Total assets at end of period	748,179	10,380	1,190,968	1,949,527

Nine months ended September 30, 2004
Interest income	$71,500	$1	$4,994	$76,495
Interest expense	26,937	259	6,420	33,616
Noninterest revenues (losses)	216,018	(2,026)	1,999	215,991
Pretax income (loss) from continuing operations	54,331	(3,305)	0	51,026

Nine months ended September 30, 2003
Interest income	$75,358	$1	$6,648	$82,007
Interest expense	34,342	392	2,613	37,347
Noninterest revenues (losses)	196,286	(3,837)	3,258	195,707
Pretax income (loss) from continuing operations	37,409	(6,455)	0	30,954

(1)	Other includes investment and other activities not attributable to reportable segments. Total assets in the “Other” segment include assets of discontinued operations.

Note 11) Income Taxes

Income tax expense (benefit) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income tax expense (benefit) attributable to:
Continuing operations	$6,921	$4,289	$20,155	$11,917
Discontinued operations	0	0	105	(1,232)

Total income tax expense	$6,921	$4,289	$20,260	$10,685

Income tax expense (benefit) on income from continuing operations consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Current:
Federal	$9,712	$898	$9,712	$898
State	1,147	275	2,046	840

Total current	10,859	1,173	11,758	1,738

Deferred:
Federal	(3,463)	2,617	8,477	9,624
State	(475)	499	(80)	555

Total deferred	(3,938)	3,116	8,397	10,179

Income tax expense attributable to continuing operations	$6,921	$4,289	$20,155	$11,917

The reconciliation of the statutory federal income tax to income tax expense on income from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Statutory federal income tax	$6,132	$3,899	$17,859	$10,834
State income taxes, net of federal income tax benefit	437	503	1,278	907
Nondeductible expenses	431	(38)	764	232
Compensation limitation	209	49	384	147
Other	(288)	(124)	(130)	(203)

Income tax expense attributable to continuing operations	$6,921	$4,289	$20,155	$11,917

Our effective tax rate was 39.5% for the three and nine months ended September 30, 2004 and 38.5% for the three and nine months ended September 30, 2003. Our effective tax rate increased in 2004 due to higher state income taxes.

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	September 30,	December 31,
	2004	2003
Deferred tax assets	$84,463	$107,329
Deferred tax liabilities	(11,111)	(25,154)

Net deferred tax asset	$73,352	$82,175

A summary of deferred tax assets and liabilities follows:

	September 30,	December 31,
	2004	2003
Net operating loss carryforwards	$159,922	$191,308
Valuation allowance	(141,891)	(139,783)
Allowance for receivable losses	21,380	17,759
Alternative minimum tax credit carryforwards	11,759	2,047
Unrealized venture capital investment losses	9,112	10,220
Rewards programs	6,746	8,769
Deferred compensation	5,958	4,618
Deferred origination fees and costs	(3,910)	(7,096)
Securitization income	(2,624)	(1,818)
Capital loss carryforwards	1,750	2,275
Other	5,150	(6,124)

Net deferred tax asset	$73,352	$82,175

At September 30, 2004, net operating loss carryforwards were $457 million. The scheduled expirations of these net operating loss carryforwards were as follows at September 30, 2004:

Year Ended December 31,
2018	$182,963
2019	40,489
2020	0
2021	233,466

We utilized net operating loss carryforwards of $86.4 million in the nine months ended September 30, 2004 and $67.0 million in the same period of 2003.

Our capital loss carryforwards of $5.0 million at September 30, 2004 are scheduled to expire in the year ended December 31, 2009. Alternative minimum tax credit carryforwards do not expire.

See Note 8 for a discussion of tax matters currently before the Internal Revenue Service Regional Office of Appeals. As more fully described in Note 8, on May 28, 2004, we reached an agreement with Bank of America to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet, which was recently acquired by Bank of America. Advanta and Bank of America have agreed to resolve the tax disputes between Advanta and Fleet by allocating approximately $125 million of the disputed $508 million of partnership deductions to Advanta and by Advanta recognizing for tax purposes approximately $600 thousand of the disputed $47 million partnership taxable gain. The agreement is subject to the IRS’ final approval of the settlement of the tax disputes. In the third quarter of 2004, the documentation for settling the tax disputes was cleared with the IRS, executed by Bank of America and Advanta, and then submitted by both parties to the IRS for its execution. We expect the IRS to approve the settlement of the tax disputes in the fourth quarter of 2004. The agreement would result in an approximate $134 million reduction in both the net operating loss carryforward and valuation allowance components of our deferred tax asset. Upon receiving the IRS approval, management will evaluate the remaining valuation allowance. In connection with the agreement, Bank of America would pay Advanta $63.8 million in cash which represents a return of the payments made to Fleet in the Delaware state court litigation in February 2004. A substantial portion of this payment will not be taxable since the gain associated with the original transfer of assets to the partnership in the 1998

Consumer Credit Card Transaction was not subject to income tax. After receipt of this payment, the cumulative Consumer Credit Card Transaction gain for which no deferred taxes will have been provided would be approximately $600 million, as the transaction structure remains non-taxable under current tax law.

The net deferred tax asset is included in other assets on the consolidated balance sheets.

Note 12) Discontinued Operations

There was no gain (loss) on discontinuance of our mortgage and leasing businesses for the three months ended September 30, 2004 or 2003. The components of the gain (loss) on discontinuance of our mortgage and leasing businesses for the nine months ended September 30, 2004 and 2003 were as follows:

	Nine Months Ended
	September 30, 2004		September 30, 2003
		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services
Pretax gain (loss) on discontinuance of mortgage and leasing businesses	$(2,770)	$3,035	$(2,600)	$(600)
Income tax (expense) benefit	1,094	(1,199)	1,001	231

Gain (loss) on discontinuance of mortgage and leasing businesses, net of tax	$(1,676)	$1,836	$(1,599)	$(369)

In the nine months ended September 30, 2004, we recorded a $2.8 million pretax loss on discontinuance of the mortgage business representing an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to recent litigation with Chase and disputes related to one of our former mortgage programs.

In the nine months ended September 30, 2004, we adjusted our estimate of operating results of the leasing segment over the remaining life of the lease portfolio and recorded a $3.0 million pretax gain on leasing discontinuance. The increase in estimated operating results was principally associated with favorable performance in revenues and an insurance settlement, partially offset by increased operating expenses due to a lengthening of the anticipated timeframe over which we expect to incur certain operating expenses related to the lease portfolio.

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

Per share data was as follows:

	Nine Months Ended
	September 30,
	Advanta		Advanta Leasing
	Mortgage		Services
	2004	2003	2004	2003
Basic gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.07)	$(0.07)	$0.07	$(0.02)
Class B	(0.07)	(0.07)	0.07	(0.02)
Combined	(0.07)	(0.07)	0.07	(0.02)
Diluted gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.06)	$(0.06)	$0.07	$(0.01)
Class B	(0.06)	(0.06)	0.07	(0.01)
Combined	(0.06)	(0.06)	0.07	(0.01)

     The components of assets of discontinued operations, net, were as follows:

	September 30, 2004	December 31, 2003
Lease receivables, net	$25,081	$68,860
Other assets	1,398	1,719
Liabilities	(6,461)	(7,110)

Assets of discontinued operations, net	$20,018	$63,469

We are continuing to service the existing lease portfolio. Based on the terms of the remaining leases, we expect assets of discontinued operations to be less than $10 million by June 2005 and the wind down of the lease portfolio to be complete by January 2007.

Note 13) Calculation of Earnings Per Share

The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income from continuing operations	$10,600	$6,851	$30,871	$19,037
Less: Preferred A dividends	0	0	(141)	(141)

Income from continuing operations available to common stockholders	10,600	6,851	30,730	18,896
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	0	0	160	(1,968)

Net income available to common stockholders	10,600	6,851	30,890	16,928
Less: Class A dividends declared	(830)	(560)	(2,237)	(1,715)
Less: Class B dividends declared	(2,081)	(1,321)	(5,452)	(3,944)

Undistributed net income	$7,689	$4,970	$23,201	$11,269

Basic income from continuing operations per common share
Class A	$0.40	$0.27	$1.18	$0.74
Class B	0.43	0.29	1.26	0.81
Combined(1)	0.42	0.28	1.24	0.79

Diluted income from continuing operations per common share
Class A	$0.37	$0.26	$1.10	$0.72
Class B	0.38	0.28	1.14	0.79
Combined(1)	0.38	0.27	1.13	0.76

Basic net income per common share
Class A	$0.40	$0.27	$1.19	$0.66
Class B	0.43	0.29	1.27	0.73
Combined(1)	0.42	0.28	1.24	0.70

Diluted net income per common share
Class A	$0.37	$0.26	$1.11	$0.64
Class B	0.38	0.28	1.15	0.71
Combined(1)	0.38	0.27	1.13	0.68

Basic weighted average common shares outstanding
Class A	8,803	8,978	8,794	9,104
Class B	16,479	15,100	16,088	14,936
Combined	25,282	24,078	24,882	24,040

Dilutive effect of
Options Class B	1,897	641	1,488	328
Restricted stock Class B	927	510	892	375

Diluted weighted average common shares outstanding
Class A	8,803	8,978	8,794	9,104
Class B	19,303	16,251	18,468	15,639
Combined	28,106	25,229	27,262	24,743

Antidilutive shares
Options Class B	10	1,349	166	1,911
Restricted stock Class B	0	0	0	84

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

Income from continuing operations includes the following business segment results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Pretax income (loss):
Advanta Business Cards	$19,668	$13,785	$54,331	$37,409
Venture Capital	(2,147)	(2,645)	(3,305)	(6,455)

Total pretax income	17,521	11,140	51,026	30,954
Income tax expense	(6,921)	(4,289)	(20,155)	(11,917)

Income from continuing operations	$10,600	$6,851	$30,871	$19,037
Per combined common share, assuming dilution	$0.38	$0.27	$1.13	$0.76

Advanta Business Cards pretax income increased for the three and nine months ended September 30, 2004 as compared to the same periods of 2003 due primarily to growth in average securitized receivables and a decrease in net principal charge-off rates, partially offset by a decline in yields. The decrease in yields reflects our array of competitively-priced offerings and products, including promotional pricing and rewards, designed to selectively attract and retain more high credit quality customers and to respond to the competitive environment. We are experiencing the benefits of these types of customers in lower delinquency and charge-off rates and increased transaction volume, and we expect these benefits to continue in future periods.

Venture Capital pretax losses include investment losses of $2.1 million in the three months ended September 30, 2004 as compared to $2.0 million in the same period of 2003, and investment losses of $2.0 million in the nine months ended September 30, 2004 as compared to $3.8 million in the same period of 2003. The investment losses reflect the market conditions for our venture capital investments in those periods. Venture Capital pretax loss in the nine months ended September 30, 2004 also includes $807 thousand of expenses relating to lease commitments and severance costs associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004.

For the nine months ended September 30, 2004, we recorded a net after-tax gain on the discontinuance of our mortgage and leasing businesses of $160 thousand, or $0.01 per combined diluted common share. For the nine months ended September 30, 2003, we recorded a net after-tax loss on the discontinuance of our mortgage and leasing businesses of $2.0 million, or $0.08 per combined diluted common share. There was no gain (loss) on discontinuance of our mortgage and leasing businesses for the three months ended September 30, 2004 or 2003. See “Discontinued Operations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified accounting for allowance for receivable losses, securitization income, business credit card rewards programs, litigation contingencies, income taxes, and discontinued operations as our most critical accounting policies and estimates because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in such estimates could have a material impact on our financial position or results of operations. These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2003.

ADVANTA BUSINESS CARDS

Advanta Business Cards originates new accounts directly and through the use of third parties. The following table provides key statistical information on our business credit card portfolio for the three and nine months ended September 30. Credit quality statistics for the business credit card portfolio are included in the “Provision and Allowance for Receivable Losses” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Average owned receivables	$646,934	$734,715	$594,249	$586,259
Average securitized receivables	$2,513,053	$2,124,472	$2,520,462	$2,195,479
Cardholder transaction volume	$2,125,757	$1,816,195	$6,042,337	$5,096,497
New account originations	24,578	38,368	89,900	128,461
Average number of active accounts(1)	578,162	585,130	584,991	583,494
Ending number of accounts at September 30	770,195	783,811	770,195	783,811

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three and nine months ended September 30.

We continually enhance our targeting and decision models used in identifying prospective customers. We expect that our current targeting approach will continue to result in acquiring more engaged customers, but may result in somewhat lower account growth rates. The decrease in new account originations in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 is due primarily to refinements in our targeting and decision models that increased the selectivity of our customer acquisitions. The timing of marketing campaigns and the competitive environment also impact the number of account originations. Through our focus on the small business market, we have identified numerous market segments distinguishable by characteristics such as size of business and industry.

We will continue to use a targeted approach to these market segments, aiming to anticipate the distinct needs of various business owners, executives and small businesses by offering them products and services geared to their needs. We have expanded our activities to identify and establish strategic relationships with organizations focused on certain business owners, executives and small businesses. We also plan to strengthen and deepen our relationships with our existing customers by providing value based on factors other than pricing in order to build lasting, profitable relationships. We expect the volume of new account originations in three months ended December 31, 2004 to be higher than the volume of new account originations in the three months ended September 30, 2004, based on the number and timing of planned marketing campaigns.

We estimate that managed receivables growth for the year ended December 31, 2004 will be approximately 10% and that the percentage of receivables that are held on balance sheet will be between 20% and 25% of managed receivables at December 31, 2004. The following is a reconciliation of projected estimated owned business credit card receivable growth to managed business credit card receivable growth:

		Projected
	Actual at	Estimate at
	December 31,	December 31,	Percentage
($ in thousands)	2003	2004	Increase
Owned receivables	$518,040	$738,000	42.5%
Securitized receivables	2,463,747	2,542,000	3.2%

Managed receivables	$2,981,787	$3,280,000	10.0%

Pretax income and its components for Advanta Business Cards are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Net interest income on owned interest-earning assets	$16,692	$19,258	$44,563	$41,016
Noninterest revenues	72,641	65,054	216,018	196,286
Provision for credit losses	(11,698)	(16,544)	(31,765)	(35,507)
Operating expenses	(57,967)	(53,983)	(174,485)	(164,386)

Pretax income	$19,668	$13,785	$54,331	$37,409

Net interest income on owned interest-earning assets decreased by $2.6 million for the three months ended September 30, 2004 as compared to the same period of 2003 due primarily to a decrease in average owned business credit card receivables of $87.8 million and a decrease in the average yield earned on our business credit card receivables, partially offset by a decrease in the cost of funding on-balance sheet assets. Net interest income on owned interest-earning assets increased by $3.5 million for the nine months ended September 30, 2004 as compared to the same period of 2003 due primarily to a decrease in the cost of funding on-balance sheet assets, partially offset by a decrease in the average yield earned on our business credit card receivables. Average owned business credit card receivables in the three months ended September 30, 2003 reflected the receipt of $600 million of receivables on balance sheet after the noteholders from the Series 2000-B securitization had been paid in full in July 2003. We temporarily held those receivables on balance sheet until the next securitization, which resulted in higher average levels of on-balance sheet receivables in the three months ended September 30, 2003. The principal collections of receivables allocated to the Series 2000-B securitization during its amortization period also resulted in higher levels of on-balance sheet assets and therefore, higher costs of funding in the three and nine months ended September 30, 2003. The decreases in yields earned on our business credit cards in both the three-month and nine-month periods were a result of our competitively-priced offerings and products.

Noninterest revenues include securitization income, servicing revenues, interchange income, business credit card rewards costs and other fee revenues. The increases in noninterest revenues in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 are due primarily to higher transaction volume that resulted in higher interchange income and the increased volume of securitized business credit card receivables that produced higher securitization income and servicing fees. Noninterest revenues also include the impact of changes in estimated costs of future reward redemptions. See further discussion in the “Other Revenues” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The decreases in provision for credit losses in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 reflect a reduction in the estimate of losses inherent in the portfolio based on the delinquency and principal charge-off trends and the current composition of the portfolio as compared to the same periods of 2003. The decrease in the three months ended September 30, 2004 also resulted from a decrease in average owned business credit card receivables as compared to the same period of 2003.

The increases in operating expenses in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 were due primarily to an increase in salaries and employee benefits expense including higher incentive compensation expense resulting from improved earnings and collections performance, and personnel hired in connection with initiatives to originate and retain relationships with high credit quality customers. In addition, salaries and employee benefits expenses in the nine months ended September 30, 2004 include executive compensation expense incurred related to changes in senior management. Marketing expenses also increased in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 due primarily to costs incurred related to our development of alliances with other organizations serving segments of the small business market and amortization expense on marketing rights related to certain of these alliances, as well as increased marketing activity in response to the competitive environment. Operating expenses reflect decreases in the amortization of deferred origination costs, due to the number and timing of new account originations in prior periods.

VENTURE CAPITAL

Pretax loss and its components for our Venture Capital segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Net interest expense	$(84)	$(117)	$(258)	$(391)
Realized gains (losses), net	104	(2,000)	104	(1,803)
Unrealized gains (losses), net	(2,162)	15	(2,130)	(2,034)
Operating expenses	(5)	(543)	(1,021)	(2,227)

Pretax loss	$(2,147)	$(2,645)	$(3,305)	$(6,455)

The estimated fair value of our venture capital investments was $8.0 million as of September 30, 2004 and $9.5 million as of December 31, 2003. Unrealized gains (losses) on our venture capital investments reflect the market conditions for those investments in each respective period.

In recent years, we have limited our new venture capital investment activity and we presently do not expect to make significant additional investments. Operating expenses for the nine months ended September 30, 2004 include expenses associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004, consisting of $571 thousand of expense relating to lease commitments and $236 thousand of severance costs. Due to the closure of the operational location, we expect to incur minimal operating expenses in the Venture Capital segment in future periods. Operating expenses for the nine months ended September 30, 2003 include approximately $410 thousand of lease termination costs paid in June 2003.

INTEREST INCOME AND EXPENSE

Interest income decreased $5.7 million to $27.9 million for the three months ended September 30, 2004 as compared to the same period of 2003 and decreased $5.5 million to $76.5 million for the nine months ended September 30, 2004 as compared to the same period of 2003. The decrease in the three-month period was due primarily to a decrease in average owned business credit card receivables of $87.8 million to $647 million and a decrease in average yield earned on our business credit card receivables. The decrease in the nine-month period was due primarily to a decrease in the average yield earned on our business credit card receivables and a decrease in the average balance of investments of $166 million to $458 million. The average yield earned on our business credit card receivables decreased in the three and nine months ended September 30, 2004 as compared to the same period of 2003 as a result of our competitively-priced offerings and products.

Interest expense includes $2.3 million for the three months ended September 30, 2004 and $6.9 million for the nine months ended September 30, 2004 of interest expense on subordinated debt payable to preferred securities trust. Our adoption of FIN 46, as revised, resulted in the deconsolidation of the subsidiary trust that issued our trust preferred securities effective December 31, 2003. As a result of the deconsolidation of that trust, the consolidated income statement includes interest expense on subordinated debt payable to preferred securities trust beginning January 1, 2004, as compared to periods through December 31, 2003 that included payments on the trust preferred securities classified as minority interest in income of consolidated subsidiary.

Interest expense decreased $1.7 million to $11.2 million for the three months ended September 30, 2004 and decreased $3.7 million to $33.6 million for the nine months ended September 30, 2004 as compared to the same periods of 2003. The decrease in interest expense is due primarily to decreases in our average deposits and debt outstanding, partially offset by increases of $2.3 million for the three months ended September 30, 2004 and $6.9 million for the nine months ended September 30, 2004 related to interest expense on subordinated debt payable to preferred securities trust described above. Average balances of deposits and debt outstanding decreased $456 million in the three months ended September 30, 2004 and $361 million in the nine months ended September 30, 2004 as compared to the same periods of 2003. Average debt and deposits in the three and nine months ended September 30, 2003 reflected the funding of higher levels of on-balance sheet receivables and assets as a result of securitizations in their amortization periods in 2003. We expect our average cost of funds on deposits and debt to increase in future periods based on the current market expectations for future interest rates.

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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended September 30,
	2004			2003
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Owned receivables:
Business credit cards(1)	$646,934	$21,777	13.39%	$734,715	$27,526	14.86%
Other receivables	10,427	138	5.24	18,062	175	3.82

Total owned receivables	657,361	21,915	13.26	752,777	27,701	14.60
Investments(2)	439,067	1,802	1.62	635,312	1,798	1.12
Retained interests in securitizations	149,998	4,139	11.03	134,762	4,071	12.08
Interest-earning assets of discontinued operations	32,173	807	10.04	84,178	2,260	10.74

Total interest-earning assets(3)	1,278,599	$28,663	8.92%	1,607,029	$35,830	8.86%
Noninterest-earning assets	283,244			511,809

Total assets	$1,561,843			$2,118,838

Deposits	$680,457	$4,951	2.89%	$1,090,112	$7,527	2.74%
Debt	275,627	4,297	6.20	322,069	5,210	6.42
Subordinated debt payable to preferred securities trust	103,093	2,289	8.88	0	0	0.00
Other borrowings	256	1	1.89	1,957	7	1.37

Total interest-bearing liabilities(4)	1,059,433	$11,538	4.34%	1,414,138	$12,744	3.58%
Noninterest-bearing liabilities	128,761			275,737

Total liabilities	1,188,194			1,689,875
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp. (trust preferred securities)	0			100,000
Stockholders’ equity	373,649			328,963

Total liabilities and stockholders’ equity	$1,561,843			$2,118,838

Net interest spread			4.58%			5.28%
Net interest margin			5.33%			5.70%

(1)	Interest income includes late fees for owned business credit cards receivables of $1.5 million for the three months ended September 30, 2004 and $2.1 million for the three months ended September 30, 2003.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

	Nine Months Ended September 30,
	2004			2003
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Owned receivables:
Business credit cards(1)	$594,249	$58,483	13.15%	$586,259	$63,322	14.44%
Other receivables	11,791	408	4.62	22,098	766	4.63

Total owned receivables	606,040	58,891	12.98	608,357	64,088	14.08
Investments(2)	458,299	4,599	1.32	624,024	5,900	1.25
Retained interests in securitizations	149,998	13,017	11.57	142,192	12,036	11.16
Interest-earning assets of discontinued operations	46,895	3,475	9.88	55,158	4,949	11.96

Total interest-earning assets(3)	1,261,232	$79,982	8.46%	1,429,731	$86,973	8.11%
Noninterest-earning assets	308,948			569,446

Total assets	$1,570,180			$1,999,177

Deposits	$662,241	$14,159	2.86%	$992,334	$21,971	2.96%
Debt	288,602	13,318	6.16	319,585	15,334	6.42
Subordinated debt payable to preferred securities trust	103,093	6,868	8.88	0	0	0.00
Other borrowings	194	2	1.56	752	8	1.41

Total interest-bearing liabilities(4)	1,054,130	$34,347	4.35%	1,312,671	$37,313	3.80%
Noninterest-bearing liabilities	155,327			260,739

Total liabilities	1,209,457			1,573,410
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp. (trust preferred securities)	0			100,000
Stockholders’ equity	360,723			325,767

Total liabilities and stockholders’ equity	$1,570,180			$1,999,177

Net interest spread			4.11%			4.31%
Net interest margin			4.83%			4.64%

(1)	Interest income includes late fees for owned business credit cards receivables of $4.3 million for the nine months ended September 30, 2004 and $5.1 million for the nine months ended September 30, 2003.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

For the three months ended September 30, 2004, provision for credit losses on a consolidated basis decreased $4.9 million to $11.7 million as compared to the same period of 2003. For the nine months ended September 30, 2004, provision for credit losses on a consolidated basis decreased $3.6 million to $31.7 million as compared to the same period of 2003. The decreases in provision for credit losses were due primarily to a reduction in the estimate of losses inherent in the portfolio based on delinquency and principal charge-off trends and the current composition of the portfolio that included more high credit quality customers. A decrease in average owned business credit card receivables of $87.8 million in the three months ended September 30, 2004 as compared to the same period of 2003 also contributed to the decrease in provision for credit losses in that period.

For the three months ended September 30, 2004, the provision for interest and fee losses, which is recorded as a direct reduction to interest and fee income, decreased by $1.3 million to $2.5 million as compared to the same period of 2003. For the nine months ended September 30, 2004, the provision for interest and fee losses decreased by $1.7 million to $7.0 million as compared to the same period of 2003. The decreases were due to the reduction in the estimate of losses inherent in the portfolio described above. The decrease in average owned business credit card receivables in the three months ended September 30, 2004 as compared to the same period of 2003 also contributed to the decrease in provision for interest and fee losses in that period.

The allowance for receivable losses on business credit card receivables was $49.1 million as of September 30, 2004, or 6.92% of owned receivables, which was lower as a percentage of owned receivables than the allowance of $47.0 million, or 9.08% of owned receivables, as of December 31, 2003. Owned business credit card receivables increased to $710 million at September 30, 2004 from $518 million at December 31, 2003. The decrease in allowance as a percentage of owned receivables is due to a reduction in the estimate of losses inherent in the portfolio based on delinquency and principal charge-off trends and the current composition of the portfolio that included more high credit quality customers as compared to December 31, 2003. In addition, refinements and enhancements to our procedures and tools used in the risk management of existing customers have helped to reduce credit risk in the portfolio.

Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, and there may be month-to-month or quarterly variations in losses or delinquencies, we anticipate that the owned and managed net principal charge-off rates for the three months ended December 31, 2004 will be lower than those experienced in the three months ended September 30, 2004. We base this expectation on the level of receivables 90 days or more delinquent at September 30, 2004 and the current composition of the portfolio that reflects our strategic initiative to selectively attract and retain more high credit quality customers.

The following table provides credit quality data as of and for the periods indicated for our owned receivable portfolio including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit cards and other receivables.

	September 30,	December 31,	September 30,
($ in thousands)	2004	2003	2003
CONSOLIDATED – OWNED
Allowance for receivable losses	$50,437	$48,454	$48,196
Receivables 30 days or more delinquent	29,634	25,413	30,800
Receivables 90 days or more delinquent	14,305	12,808	14,344
Nonaccrual receivables	11,342	7,978	9,286
Accruing receivables past due 90 days or more	12,774	11,320	12,772
As a percentage of gross receivables:
Allowance for receivable losses	7.00%	9.06%	8.75%
Receivables 30 days or more delinquent	4.11	4.75	5.59
Receivables 90 days or more delinquent	1.99	2.39	2.60
Nonaccrual receivables	1.57	1.49	1.69
Accruing receivables past due 90 days or more	1.77	2.12	2.32
Net principal charge-offs for the year-to-date period ended September 30 and December 31	$29,214	$43,704	$33,535
Net principal charge-offs for the three months ended September 30 and December 31	10,448	10,169	15,544
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended September 30 and December 31	6.43%	7.18%	7.35%
Net principal charge-offs for the three months ended September 30 and December 31	6.36	6.66	8.26
BUSINESS CREDIT CARDS – OWNED
Allowance for receivable losses	$49,126	$47,041	$46,764
Receivables 30 days or more delinquent	29,552	25,301	30,681
Receivables 90 days or more delinquent	14,305	12,696	14,225
Nonaccrual receivables	11,342	7,866	9,167
Accruing receivables past due 90 days or more	12,774	11,320	12,772
As a percentage of gross receivables:
Allowance for receivable losses	6.92%	9.08%	8.77%
Receivables 30 days or more delinquent	4.16	4.88	5.75
Receivables 90 days or more delinquent	2.01	2.45	2.67
Nonaccrual receivables	1.60	1.52	1.72
Accruing receivables past due 90 days or more	1.80	2.19	2.39
Net principal charge-offs for the year-to-date period ended September 30 and December 31	$29,215	$43,670	$33,507
Net principal charge-offs for the three months ended September 30 and December 31	10,448	10,163	15,544
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended September 30 and December 31	6.56%	7.42%	7.62%
Net principal charge-offs for the three months ended September 30 and December 31	6.46	6.84	8.46

SECURITIZATION INCOME

Advanta Business Cards recognized securitization income as follows:

($ in thousands)	2004	2003
Three months ended September 30	$31,410	$28,558
Nine months ended September 30	96,577	89,920

Securitization income increased for the three and nine months ended September 30, 2004 as compared to the same periods of 2003, due to the positive impacts from increased volume of securitized receivables and a decrease in the net principal charge-off rate on securitized receivables, partially offset by a decrease in yields on securitized receivables and an increase in the floating interest rates earned by noteholders. The increase in the floating interest rates earned by noteholders resulted from the rising interest rate environment, which we expect may continue based on the current market expectations for future interest rates. The other fluctuations in yields and net principal charge-off rates are similar to those experienced in owned business credit card receivables as discussed in the “Interest Income and Expense” and “Provision and Allowance for Receivable Losses” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Managed Receivable Data

In addition to evaluating the financial performance of the Advanta Business Cards segment under U.S. generally accepted accounting principles (“GAAP”), we evaluate Advanta Business Cards’ performance on a managed basis. Our managed business credit card receivable portfolio is comprised of both owned and securitized business credit card receivables. We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Managed data presents performance as if the securitized receivables had not been sold. We believe that performance on a managed basis provides useful supplemental information because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables. Revenue and credit data on the managed portfolio provides additional information useful in understanding the performance of the retained interests in business credit card securitizations. The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

INCOME STATEMENT MEASURES AND STATISTICS

	Advanta
	Business	GAAP	Securitization		Advanta Business
($ in thousands)	Cards GAAP	Ratio(3)	Adjustments		Cards Managed	Managed Ratio(3)
Three Months Ended September 30, 2004:
Interest income	$25,916	13.01%	$90,108		$116,024	14.69%
Interest expense	9,224	4.63	13,739		22,963	2.91
Net interest income	16,692	8.38	76,369		93,061	11.78
Noninterest revenues	72,641	36.46	(35,629)		37,012	4.69
Provision for credit losses	11,698	5.87	40,740	(2)	52,438	6.64
Risk-adjusted revenues(1)	77,635	38.97	0		77,635	9.83
Average interest-earning assets	796,932		2,363,055		3,159,987
Average business credit card receivables	646,934		2,513,053		3,159,987
Net principal charge-offs	10,448	6.46	40,740		51,188	6.48
Three Months Ended September 30, 2003:
Interest income	$31,597	14.54%	$83,380		$114,977	16.09%
Interest expense	12,339	5.68	9,357		21,696	3.04
Net interest income	19,258	8.86	74,023		93,281	13.05
Noninterest revenues	65,054	29.93	(30,435)		34,619	4.84
Provision for credit losses	16,544	7.61	43,588	(2)	60,132	8.41
Risk-adjusted revenues(1)	67,768	31.18	0		67,768	9.48
Average interest-earning assets	869,477		1,989,710		2,859,187
Average business credit card receivables	734,715		2,124,472		2,859,187
Net principal charge-offs	15,544	8.46	43,588		59,132	8.27

(1)	Risk-adjusted revenues represent net interest income and noninterest revenues, less provision for credit losses.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs.

(3)	Ratios are as a percentage of average business credit card interest-earning assets except net principal charge-off ratios, which are as a percentage of average business credit card receivables.

INCOME STATEMENT MEASURES AND STATISTICS

					Advanta
	Advanta				Business
	Business	GAAP	Securitization		Cards	Managed
($ in thousands)	Cards GAAP	Ratio(3)	Adjustments		Managed	Ratio(3)
Nine Months Ended September 30, 2004:
Interest income	$71,500	12.81%	$275,261		$346,761	14.84%
Interest expense	26,937	4.83	36,446		63,383	2.71
Net interest income	44,563	7.98	238,815		283,378	12.13
Noninterest revenues	216,018	38.70	(107,248)		108,770	4.66
Provision for credit losses	31,765	5.69	131,567	(2)	163,332	6.99
Risk-adjusted revenues(1)	228,816	40.99	0		228,816	9.80
Average interest-earning assets	744,247		2,370,464		3,114,711
Average business credit card receivables	594,249		2,520,462		3,114,711
Net principal charge-offs	29,215	6.56	131,567		160,782	6.88
Nine Months Ended September 30, 2003:
Interest income	$75,358	13.79%	$260,294		$335,652	16.09%
Interest expense	34,342	6.28	28,562		62,904	3.02
Net interest income	41,016	7.51	231,732		272,748	13.07
Noninterest revenues	196,286	35.93	(96,084)		100,202	4.80
Provision for credit losses	35,507	6.50	135,648	(2)	171,155	8.20
Risk-adjusted revenues(1)	201,795	36.94	0		201,795	9.67
Average interest-earning assets	728,451		2,053,287		2,781,738
Average business credit card receivables	586,259		2,195,479		2,781,738
Net principal charge-offs	33,507	7.62	135,648		169,155	8.11

(1)	Risk-adjusted revenues represent net interest income and noninterest revenues, less provision for credit losses.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs.

(3)	Ratios are as a percentage of average business credit card interest-earning assets except net principal charge-off ratios, which are as a percentage of average business credit card receivables.

BALANCE SHEET MEASURES AND STATISTICS

	Advanta			Advanta
	Business	GAAP	Securitization	Business	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments	Cards Managed	Ratio(1)
As of September 30, 2004
Number of business credit card accounts	770,195		N/A	770,195
Ending business credit card receivables	$709,991		$2,511,030	$3,221,021
Receivables 30 days or more delinquent	29,552	4.16%	112,674	142,226	4.42%
Receivables 90 days or more delinquent	14,305	2.01	54,354	68,659	2.13
Nonaccrual receivables	11,342	1.60	43,531	54,873	1.70
Accruing receivables past due 90 days or more	12,774	1.80	48,122	60,896	1.89
As of December 31, 2003
Number of business credit card accounts	786,700		N/A	786,700
Ending business credit card receivables	$518,040		$2,463,747	$2,981,787
Receivables 30 days or more delinquent	25,301	4.88%	148,177	173,478	5.82%
Receivables 90 days or more delinquent	12,696	2.45	74,762	87,458	2.93
Nonaccrual receivables	7,866	1.52	47,381	55,247	1.85
Accruing receivables past due 90 days or more	11,320	2.19	66,376	77,696	2.61
As of September 30, 2003
Number of business credit card accounts	783,811		N/A	783,811
Ending business credit card receivables	$533,398		$2,343,221	$2,876,619
Receivables 30 days or more delinquent	30,681	5.75%	146,206	176,887	6.15%
Receivables 90 days or more delinquent	14,225	2.67	67,795	82,020	2.85
Nonaccrual receivables	9,167	1.72	44,824	53,991	1.88
Accruing receivables past due 90 days or more	12,772	2.39	60,755	73,527	2.56

(1)	Ratios are as a percentage of ending business credit card receivables.

SERVICING REVENUES

Advanta Business Cards recognized servicing revenue as follows:

($ in thousands)	2004	2003
Three months ended September 30	$12,382	$9,549
Nine months ended September 30	37,014	29,449

The increase in servicing revenue in both the three and nine months ended September 30, 2004 as compared to the same periods of 2003 was due to increased volume of securitized business credit card receivables.

OTHER REVENUES

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2004	2003	2004	2003
Interchange income	$35,986	$30,805	$103,074	$86,232
Business credit cards cash back rewards	(6,451)	(5,798)	(18,135)	(12,573)
Business credit cards business rewards	(3,605)	(1,958)	(11,370)	(6,849)
Investment securities losses, net	(2,057)	(1,908)	(2,008)	(3,674)
Balance transfer fees	952	1,279	3,341	3,495
Cash usage fees	756	878	2,324	2,249
Other fee revenues	1,295	1,892	3,766	4,939
Earnings allocable to partnership interest	0	1,050	1,000	2,050
Valuation adjustments on other receivables held for sale	0	(400)	0	50
Other, net	(9)	137	408	419

Total other revenues, net	$26,867	$25,977	$82,400	$76,338

Interchange income includes interchange fees on both owned and securitized business credit cards. The increases in interchange income in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 were due primarily to higher transaction volume. In the three months ended September 30, 2004, the increase in interchange income also includes the impact of increased interchange rates established by MasterCard®* in April 2004. The average interchange rate was 2.2% in the three-month period ended September 30, 2004 as compared to 2.1% in the three-month period ended September 30, 2003 and 2.1% in each of the nine-month periods ended September 30, 2004 and 2003.

The increases in business credit cards cash back rewards in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 were due primarily to the increase in average business credit card accounts in the cash back rewards programs.

*	MasterCard® is a federally registered service mark of MasterCard International, Inc.

The increases in business credit cards business rewards in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 were due primarily to changes in estimate of anticipated costs of future rewards redemptions. Although there were no changes in estimates of anticipated costs of future reward redemptions in the three months ended September 30, 2004, business credit cards business rewards included a $1.5 million decrease in estimated costs in the three months ended September 30, 2003. Estimates of costs of future reward redemptions increased by $1.4 million in the nine months ended September 30, 2004, as compared to a decrease of $2.6 million in the nine months ended September 30, 2003. See Note 7 to the consolidated financial statements for further discussion.

Investment securities losses, net, primarily represent decreases in valuations of venture capital investments reflecting the market conditions for the investments.

The decrease in balance transfer fees in the three months ended September 30, 2004 as compared to the same period of 2003 was due primarily to the types of promotional offers included in our marketing campaigns in the three months ended September 30, 2004.

In connection with the combination of Bank of America’s and Fleet’s consumer credit card businesses and our May 28, 2004 agreement with Bank of America, our partnership interest in Fleet Credit Card Services, L.P. represents an interest in the combined business. See Note 8 to the consolidated financial statements. Subsequent to the date of the agreement, we have accounted for our investment in the partnership interest in Fleet Credit Card Services, L.P. using the cost method. Prior to the date of the agreement, we recognized earnings allocable to our partnership interest.

OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Salaries and employee benefits	$22,970	$17,561	$68,677	$54,443
Amortization of deferred origination costs, net	8,013	12,501	26,146	39,658
Marketing	5,527	3,882	14,997	11,253
External processing	4,993	5,311	15,349	15,579
Professional fees	3,203	2,867	11,126	8,942
Equipment	2,718	2,597	8,444	8,524
Occupancy	1,922	2,126	6,499	6,388
Travel and entertainment	1,521	857	3,230	2,407
Credit	1,338	1,329	4,410	3,511
Insurance	1,124	1,293	3,303	3,020
Fraud	931	939	2,787	2,890
Postage	854	897	2,661	2,701
Telephone	770	846	2,351	2,692
Other	2,207	1,756	6,201	5,471

Total operating expenses	$58,091	$54,762	$176,181	$167,479

Salaries and employee benefits increased in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 due to higher incentive compensation expense resulting from improved earnings and collections performance and personnel hired in connection with initiatives to originate and retain relationships with high credit quality customers. In addition, salaries and employee benefits in the nine months ended September 30, 2004 include $1.6 million of expense associated with executive compensation expense incurred in connection with changes in senior management and Venture Capital segment severance costs.

Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over the privilege period of one year. Amortization of deferred origination costs, net, decreased in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 due primarily to the number and timing of new account originations in prior periods. We originated a significant volume of new accounts in the fourth quarter of 2002, and the costs to originate those accounts increased amortization expense throughout most of 2003.

Marketing expense increased in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 due primarily to costs incurred related to our development of alliances with other organizations serving segments of the small business market and amortization expense on marketing rights related to certain of these alliances, as well as increased marketing activity in response to the competitive environment.

Professional fees increased in the nine months ended September 30, 2004 as compared to the same period of 2003 due primarily to an increase in the use of external consultants for initiatives to originate and retain relationships with high credit quality customers and for other corporate matters, partially offset by a reduction in legal expenses.

Occupancy expense in the nine months ended September 30, 2004 includes approximately $571 thousand of expense relating to lease commitments associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004 and occupancy expense in the nine months ended September 30, 2003 included approximately $410 thousand of lease termination costs paid relating to office space formerly used in our Venture Capital segment.

Travel and entertainment expense increased in the three and nine months ended September 30, 2004 as compared to the same periods of 2003 due to increased travel and related costs associated with sponsorship activities relating to cultural events.

Credit expense increased in the nine months ended September 30, 2004 as compared to the same period of 2003 due primarily to increased recoveries through outsourced individual account recovery efforts. Credit expense also increased in the nine months ended September 30, 2004 due to the utilization of additional services from credit information service providers.

The decrease in insurance expense in the three months ended September 30, 2004 as compared to the same period of 2003 is primarily a result of a decrease in Federal Deposit Insurance Corporation insurance costs resulting from a lower assessment rate and a decrease in average outstanding deposits in the three months ended September 30, 2004 as compared to the same period of 2003. Insurance expense increased in the nine months ended September 30, 2004 as compared to the same period of 2003 due to an increase in directors’ and officers’ professional liability insurance costs as a result of market rates for this type of insurance.

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

INCOME TAXES

Our effective tax rate increased to 39.5% in 2004 due to higher state income taxes. Income tax expense on income from continuing operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Income tax expense	$6,921	$4,289	$20,155	$11,917
Effective tax rate	39.5%	38.5%	39.5%	38.5%

See Note 8 for a discussion of tax matters currently before the Internal Revenue Service Regional Office of Appeals and the agreement with Bank of America signed in the second quarter of 2004.

DISCONTINUED OPERATIONS

There was no gain (loss) on discontinuance of our mortgage and leasing businesses for the three months ended September 30, 2004 or 2003. For the nine months ended September 30, 2004, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $160 thousand. The components of this net gain include a $2.8 million pretax loss on the discontinuance of the mortgage business, a $3.0 million pretax gain on the discontinuance of the leasing business, and tax expense of $105 thousand. The loss on the discontinuance of the mortgage business was the result of an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to recent litigation with Chase and disputes related to one of our former mortgage programs. The gain on the discontinuance of the leasing business was principally associated with favorable performance in revenues and an insurance settlement, partially offset by increased operating expenses due to a lengthening of the anticipated timeframe over which we expect to incur certain operating expenses related to the lease portfolio.

For the nine months ended September 30, 2003, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $2.0 million. The components of this net loss include a pretax loss on the discontinuance of the mortgage business of $2.6 million, a pretax loss on the discontinuance of the leasing business of $600 thousand, and a tax benefit of $1.2 million. The loss on the discontinuance of the mortgage business represented an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to a lengthening of the anticipated timeframe of the resolution for those contingent liabilities, which included an extension of the discovery process and a delay in the scheduled trial date in the original litigation with Chase. The loss on the discontinuance of the leasing business represented an adjustment in our estimate of operating results of the leasing segment over the remaining life of the lease portfolio. The decrease in estimated operating results of the leasing segment was primarily associated with an unfavorable sales tax assessment, partially offset by favorable credit performance on the leasing portfolio.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet securitizations provide a significant portion of our funding and are one of our primary sources of liquidity. At September 30, 2004, off-balance sheet securitized receivables represented 62% of our funding. These transactions enable us to limit our credit risk in the securitized receivables to the amount of our retained interests in business credit card securitizations. We had $150.0 million of retained interests in business credit card securitizations at September 30, 2004 and at December 31, 2003.

The following table summarizes business credit card securitization data including income and cash flows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2004	2003	2004	2003
Average securitized receivables	$2,513,053	$2,124,472	$2,520,462	$2,195,479
Securitization income	31,410	28,558	96,577	89,920
Discount accretion	4,139	4,071	13,017	12,036
Interchange income	28,613	22,511	83,358	66,436
Servicing revenues	12,382	9,549	37,014	29,449
Proceeds from new securitizations	0	562,347	90,000	861,723
Proceeds from collections reinvested in revolving-period securitizations	1,594,478	1,272,035	4,851,723	3,040,980
Cash flows received on retained interests	68,397	93,453	203,287	226,455

See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in business credit card securitizations as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003.

Our Series 1997-A securitization represents a $280 million committed commercial paper conduit facility that provides off-balance sheet funding, $55 million of which was used at September 30, 2004. This facility’s term extends through June 14, 2005.

Each of our business credit card securitization series has a date that the revolving period is scheduled to end. The revolving periods for each of the series in our securitization trust, except Series 1997-A, may be extended for up to seven months past the scheduled end of the revolving period, if the payment rates on the receivables in the trust meet certain thresholds. Based on current payment rates, we do not anticipate that any of our business credit card securitization series will end their revolving period before March 31, 2005.

Based on the planned level of growth in business credit card receivables, we currently anticipate completing one public business credit card securitization in the fourth quarter of 2004. We expect this transaction to occur in November 2004 using a new structure that de-links the issuance of senior and subordinated securities. This structure will provide flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions. We expect the initial offering to be approximately $100 million of BBB-rated securities, with an interest rate spread to LIBOR lower than the current outstanding BBB-rated securities in our securitizations due to the asset quality performance of our business credit card portfolio and market demand for these securities.

In June 2003, the FASB issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets — An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. The changes would also help to ensure that variable interest entities will not qualify for the qualifying special-purpose entity exception to FASB Interpretation No. 46, as revised, if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In October 2004, the FASB announced plans to issue a revised exposure draft in the second quarter of 2005 and a final standard in the fourth quarter of 2005. Management will evaluate any potential impact of this revised proposed statement when it is available.

MARKET RISK SENSITIVITY

Market risk is the potential for loss or diminished financial performance arising from adverse changes in market forces including interest rates and market prices. Market risk sensitivity is the degree to which a financial instrument, or a company that owns financial instruments, is exposed to market forces. Fluctuations in interest rates, changes in economic conditions, shifts in customer behavior, and other factors can affect our financial performance. Changes in economic conditions and shifts in customer behavior are difficult to predict, and our financial performance generally cannot be completely insulated from these forces.

We measure our interest rate risk using a rising rate scenario and a declining rate scenario. Net interest income is estimated using a third party software model that uses standard income modeling techniques. We measure the effect of interest rate risk on our managed net interest income, which includes net interest income on owned assets and net interest income on securitized receivables. The measurement of managed net interest income in addition to net interest income on owned assets is meaningful because our securitization income fluctuates with yields on securitized receivables and interest rates earned by noteholders. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income as compared to a base case scenario. As of September 30, 2004 and December 31, 2003, we estimated that our net interest income would change as follows over a twelve-month period:

	September 30,	December 31,
	2004	2003
Estimated percentage increase (decrease) in net interest income on owned receivables:
Assuming 200 basis point increase in interest rates	13%	11%
Assuming 200 basis point decrease in interest rates	(8)%	3%
Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase in interest rates	(5)%	(5)%
Assuming 200 basis point decrease in interest rates	10%	9%
Estimated percentage increase (decrease) in net interest income on managed receivables:
Assuming 200 basis point increase in interest rates	(1)%	(2)%
Assuming 200 basis point decrease in interest rates	6%	8%

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

LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.’s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to diverse funding sources as described below, and had a high level of liquidity at September 30, 2004. At September 30, 2004, we had $212 million of federal funds sold, $376 million of receivables held for sale, and $186 million of investments, which could be sold to generate additional liquidity.

Components of funding were as follows:

	September 30, 2004		December 31, 2003
($ in thousands)	Amount	%	Amount	%
Off-balance sheet securitized receivables(1)	$2,419,103	62%	$2,371,819	62%
Deposits	707,045	18	672,204	18
Debt and other borrowings	287,818	7	314,817	8
Subordinated debt payable to preferred securities trust	103,093	3	103,093	3
Equity	379,552	10	341,207	9

Total	$3,896,611	100%	$3,803,140	100%

(1)	Includes off-balance sheet business credit card receivables. Excludes our ownership interests in the noteholder principal balance of securitizations (subordinated trust assets) that are held on balance sheet and classified as retained interests in securitizations.

As shown above in the components of funding table, off-balance sheet securitizations provide a significant portion of our funding and are one of our primary sources of liquidity. See the “Off-Balance Sheet Arrangements” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of off-balance sheet securitizations and their impact on our liquidity, capital resources and financial condition. We increased the percentage of receivables that were held on balance sheet in the three months ended September 30, 2004 to further diversify our sources of funding. As a result, off-balance sheet securitized receivables represent 62% of our funding at September 30, 2004 as compared to 64% at June 30, 2004.

We continue to offer unsecured debt securities of Advanta Corp., in the form of RediReserve Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer frequently, depending on market conditions and our funding needs. In 2004, we reduced originations of retail notes due to our liquidity position and, as a result, the balance of RediReserve Certificates and Investment Notes outstanding decreased by $45.5 million in the nine months ended September 30, 2004 to $269 million at September 30, 2004.

In June 2004, we exercised an option to extend the term of an existing operating lease for five years through 2010 for office space used for certain business card operations and general business purposes. The minimum lease payments under the extension will be $2.5 million in each of the years 2006 through 2009 and $2.0 million in 2010.

On February 2, 2004, the court issued its final judgment and order in the Delaware Chancery Court litigation with Fleet. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the restricted escrow account to an unrestricted cash account. At December 31, 2003, the escrow account was included in restricted interest-bearing deposits on the consolidated balance sheet. In accordance with the court’s order, the payment to Fleet was net of amounts due to Advanta from Fleet. As a result of the court’s order and payment to Fleet in February 2004, there was a decrease in other assets and other liabilities as of the payment date. There was no impact to our results of operations since, based on the final judgment and order, our reserves at December 31, 2003 were adequate. In March 2004, we filed a notice of appeal to commence the appeals process related to this final judgment and order. On May 28, 2004, we reached an agreement with Bank of America to resolve all outstanding litigation, including partnership tax disputes, between Advanta and FleetBoston Financial Corporation, which was recently acquired by Bank of America. Under the agreement, Bank of America will pay Advanta $63.8 million in cash which represents a return of the payments made to Fleet in February 2004 described above. That payment will be made following IRS approval of the settlement of the tax disputes. We expect our book value would increase by approximately $2.45 per share as a result of the agreement and other considerations associated with the agreement. We anticipate using the $63.8 million of cash for general corporate purposes and to enable us to have lower debt levels than would otherwise be the case. See Note 8 to the consolidated financial statements for further discussion.

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

In February 2004, the Board of Directors of Advanta Corp. approved a 50% increase in the regular quarterly cash dividends per common share beginning in the second quarter of 2004. We are funding the increase in dividends with operating cash flows.

Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and funds our business credit cards and is the servicer of our discontinued leasing business. Advanta Bank Corp. paid dividends to Advanta Corp. of $20 million in March 2004, $5 million in June 2004 and $5 million in September 2004. At September 30, 2004, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 25.55% as compared to 26.28% at December 31, 2003. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

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

An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The legal proceedings and claims described under the heading captioned “Commitments and Contingencies” in Note 8 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits — The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document
12	Consolidated Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

(b) (1)	A Current Report on Form 8-K, dated July 29, 2004, was filed by Advanta setting forth the financial highlights of Advanta’s results of operations for the quarter ended June 30, 2004.

(b) (2)	A Current Report on Form 8-K, dated September 8, 2004, was filed by Advanta announcing the resignation of Joseph G. Reichner from Advanta Corp.’s Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanta Corp.
(Registrant)

By	/s/ Philip M. Browne

Senior Vice President and
Chief Financial Officer
November 8, 2004

By	/s/ David B. Weinstock

Vice President and
Chief Accounting Officer
November 8, 2004

     EXHIBIT INDEX

Manner of
Exhibit	Description	Filing
12	Consolidated Computation of Ratio of Earnings to Fixed Charges	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed electronically herewith.