Form 10-K
period 2004-12-31
ADVANTA CORP
filed 2005-03-10
CIK 96638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 0-14120
Advanta Corp.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1462070 (I.R.S. Employer Identification No.)
Welsh & McKean Roads, P. O. Box 844, Spring House, Pennsylvania (Address of principal executive offices)	19477 (Zip Code)
Registrant’s telephone number, including area code: (215) 657-4000
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A
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
     $519,529,222 as of June 30, 2004 which amount excludes the value of all shares beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) by officers and directors of the Company (however, this does not constitute a representation or acknowledgment that any of such individuals is an affiliate of the Registrant).
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
     As of March 1, 2005 there were 9,606,862 shares of the Registrant’s Class A Common Stock, $.01 par value, outstanding and 18,401,477 shares of the Registrant’s Class B Common Stock, $.01 par value, outstanding.
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

Document	Form 10-K Reference

Definitive Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A not later than 120 days following the end of the Registrant’s last fiscal year	Part III, Items 10-14

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II
Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	101
Item 9A.	Controls and Procedures	101

Item 9B.	Other Information	101

PART III
Item 10.	Directors and Executive Officers of the Registrant	102
Item 11.	Executive Compensation	102
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	102
Item 13.	Certain Relationships and Related Transactions	103
Item 14.	Principal Accountant Fees and Services	103

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	104
FORM OF STOCK OPTION AGREEMENT
FORM OF RESTRICTED STOCK AWARD
ADVANTA CORP. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
SUMMARY OF LIFE INSURANCE BENEFITS FOR DIRECTORS AND EXECUTIVES
SIXTH AMENDMENT TO COMMERCIAL LEASE
SEVENTH AMENDMENT TO COMMERCIAL LEASE
LIMITED PARTNERSHIP AGREEMENT OF FLEET CREDIT CARD SERVICES,L.P. DATED MAY 26, 1998
ADVANTA CORP. OFFICE OF THE CHAIRMAN SUPPLEMENTAL COMPENSATION PLAN
ADVANTA SENIOR MANAGEMENT CHANGE OF CONTROL SEVERANCE PLAN RESTATED DECEMBER 21, 2000
ADVANTA SENIOR MANAGEMENT CHANGE OF CONTROL SEVERANCE PLAN
COMPUTATION OF RATIO EARNINGS TO FIXED CHARGES
SUBSIDIARIES OF THE REGISTRANT
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CEO CERTIFICATION PURSUANT TO SECTION 302
CFO CERTIFICATION PURSUANT TO SECTION 302
CEO CERTIFICATION PURSUANT TO SECTION 1350
CFO CERTIFICATION PURSUANT TO SECTION 1350

PART I

Item 1.	Business
In this Form 10-K, “Advanta”, “we”, “us” and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
OVERVIEW
Advanta focuses on the small business market and related community, providing funding and support to the nation’s small businesses and business professionals through innovative products and services. Using our direct marketing and information based expertise, we identify potential customers and provide a high level of service tailored to the unique needs of small businesses. Since 1951, Advanta has pioneered many of the marketing techniques common in the financial services industry today, including remote lending and direct mail, affinity and relationship marketing. Our primary business segment is Advanta Business Cards, which is one of the nation’s largest issuers (through Advanta Bank Corp.) of business purpose credit cards to small businesses and business professionals. Our business purpose credit card accounts provide approved customers with unsecured revolving business credit lines. In addition to our business credit card lending business, we have venture capital investments. We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. We primarily fund and operate our business credit card business through Advanta Bank Corp., which offers a variety of deposit products that are insured by the Federal Deposit Insurance Corporation (the “FDIC”) in accordance with applicable FDIC regulations and limits. We also own two insurance companies, Advanta Life Insurance Company and Advanta Insurance Company, through which we offer specialty credit-related insurance products and services to our existing customers.
      At December 31, 2004, we had $730 million of owned business credit card receivables and $2.6 billion of securitized business credit card receivables.
      Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we exited our mortgage business and ceased originating new leases in our small ticket equipment leasing business. We are continuing to service the existing leases in our small ticket equipment leasing portfolio.
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
      Following the Mortgage Transaction, we no longer operate a mortgage business. However, we have retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before the Closing Date that were not specifically assumed by Buyer in the Mortgage Transaction.
      Prior to February 20, 1998, we also issued consumer credit cards. Under the terms of a contribution agreement, dated October 27, 1997 and amended on February 20, 1998, we and Fleet Financial Group, Inc. (“Fleet”) each contributed substantially all of the assets of our respective consumer credit card businesses, subject to liabilities, to a newly formed entity controlled by Fleet that is now known as Fleet Credit Card Services, L.P. This transaction is referred to in this Form 10-K as the “Consumer Credit Card Transaction.” We acquired a 4.99% interest in the Fleet Credit Card Services, L.P. as of the date of closing of the transaction. At December 31, 2004, our ownership interest in this partnership was approximately 1.3%. As a result of our May 28, 2004 agreement with Bank of America Corporation (“Bank of America”) and the combination of Bank of America’s and Fleet Credit Card Services, L.P.’s consumer credit card businesses, our partnership interest in Fleet Credit Card Services, L.P. represents an interest in the combined business.
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
CONTINUING OPERATIONS
Advanta Business Cards

Overview
Our primary business segment is Advanta Business Cards which, through our subsidiary Advanta Bank Corp., is one of the nation’s largest issuers of business purpose credit cards to small businesses and business professionals. The Advanta Business Card is issued and funded by Advanta Bank Corp. Our business purpose credit card accounts provide approved customers with unsecured revolving business credit lines. Our strategy in Advanta Business Cards is to maximize long-term growth and increase profitability by attracting and retaining high credit quality customers and deepening our customer relationships.
      Our principal objective is to use our information based strategy to continue to prudently grow our business and increase our profitability. Based on our experience and expertise in analyzing the credit behavior and characteristics of our customers, we have developed an extensive database of customer information and attributes. We use this information in conjunction with proprietary credit scoring, targeting and other sophisticated analytical models we have developed to market our products to prospective customers and to manage our relationships with our existing customers. We continually monitor our customer segments and validate our models based on actual results, and use this information to refine and improve our analytical assumptions. The information we gather and analyze allows us to market directly to specific customer segments and target prospects effectively. We also use this information proactively to anticipate customer needs and customize our products to meet those needs and to enhance and maintain our relationships with existing customers.
      Through our focus on the small business market, we have identified numerous market segments distinguishable by characteristics such as size of business and industry. We use a targeted approach to these market segments, aiming to anticipate the distinct needs of various small businesses and business professionals and to offer them products and services geared to their needs. Our strategy also involves strengthening and deepening our relationships with our existing customers by emphasizing access to products and services that meet the unique demands of small businesses and business professionals and provide exceptional value to our customers.
      We are licensed to issue both MasterCard®* and VISA®** business credit cards, although our primary product is a MasterCard® business credit card. MasterCard® and VISA® both license banks and other financial institutions, such as Advanta Bank Corp., to issue credit cards using their respective service marks and interchange networks. Our business purpose credit cards provide approved customers with access, through merchants, banks, checks and ATMs, to an unsecured revolving business credit line. Under the terms of our cardholder agreements, our business credit cards may be used for business purposes only.
      We offer a number of benefits that we believe are important to small businesses and business professionals, including:

•	competitively priced offerings and rewards programs;

•	additional cards for employees at no fee with the ability to set individual spending limits;

*	MasterCard® is a federally registered service mark of MasterCard International, Inc.

**	VISA® is a registered service mark of Visa International, Inc.

•	on-line, downloadable detailed expense management reports that categorize purchases and itemize charges for recordkeeping and tax purposes;

•	customized cards with the cardholder’s business name displayed on the front of the card and customized business checks;

•	free on-line account management and bill payment; and

•	access to products and services that are designed to meet the unique needs of our customers on favorable terms and conditions.
      Additional benefits of our MasterCard® and VISA® business credit cards include free auto rental insurance, free purchase protection service for a specified time period and several free emergency assistance and referral services.
      We offer rewards programs with the majority of our business purpose credit cards. During 2004, we expanded our business credit card rewards program offerings. Under our rewards programs, cardholders may receive cash back or business rewards that can be redeemed for travel, gift certificates or merchandise, based on net purchases charged on their business credit card accounts. We are continually looking for innovative ways to tailor products to the unique needs of small businesses and business professionals.
      As a participant in the MasterCard® and VISA® associations, Advanta Bank Corp. receives interchange fees as partial compensation for taking credit risk, absorbing fraud losses and funding credit card receivables for a limited period prior to account billing. The interchange fees are paid to us by merchant banks, based on the purchase activity of our cardholders. In addition to interchange income, we generate revenue through interest earned on outstanding balances, balance transfer fees, cash usage fees and other fees. We also generate income through specialty credit-related insurance and other credit protection products and services that we offer to our business credit card customers.
      In 2004, substantially all of Advanta’s total revenues were derived from Advanta Business Cards. See Note 16 to the consolidated financial statements for additional segment financial information about Advanta Business Cards.

Originations
We originate, directly and through the use of third parties, substantially all of our business credit card accounts using direct marketing techniques. Our sources for potential customers include credit reporting agencies, lists from data compilers and customer lists from establishments with a small business customer base. We also acquire customers through our strategic relationships with other organizations serving the small businesses market. In an effort to expand our customer reach, we are testing new sources and channels for identifying potential customers. We target prospects for our business purpose credit card products using relevant information from the sources described above, historical solicitation data and our proprietary segmentation methods. Our targeting models and product offerings are continually updated to reflect changes in the competitive environment. We originated approximately 131 thousand new business credit card accounts during the year ended December 31, 2004.

Underwriting
We have developed sophisticated models for assessing the creditworthiness of applicants. Using a proprietary credit scoring system, we evaluate common applicant characteristics and their perceived correlation to credit risk. We regularly validate and update our scoring models to maintain and enhance their predictive power.
      On the application for our business purpose credit card product we request information about the individual signing the application (the “signing individual”) and the business. Generally, under the cardholder agreement for our core business credit card product, the signing individual (typically an owner or authorized officer of the business) and the business are jointly and severally liable for all transactions on the account. On these accounts we may consider credit-related and other relevant data about both the signing individual and the business in our assessment of the creditworthiness of potential cardholders. Through the application process, we verify the applicant’s identification information and collect information about the applicant’s business. This information, coupled with credit reports received from external credit reporting agencies, forms the basis for our decision to extend credit. The credit line size we offer varies and is ultimately determined based upon the information we receive regarding the credit history and credit worthiness of the business and signing individual. However, when we offer our core business credit card product to business professionals, we only consider credit-related and other relevant data about the signing individual in our assessment of the applicant for the card, because only the signing individual is liable on those accounts.

Pricing
We have a broad array of competitively-priced offerings and products designed to appeal to our target customers and to respond to the competitive environment. We continually test different pricing and reward strategies. Our pricing and reward strategies include a combination of promotional pricing and cash back or business rewards that can be redeemed for travel, gift certificates or merchandise, based on net purchases on their business credit card accounts.
      All of our credit card accounts are assigned annual interest rates which are generally variable rates that adjust from time to time according to an index such as the Prime Rate or LIBOR. With notice, we may reprice accounts at our discretion and in accordance with the terms of the applicable cardholder agreement. An account may have promotional pricing, including an introductory period during which a low or zero percent rate is charged for a specified duration after which the introductory rate generally is converted to a higher rate. Some accounts may have non-introductory promotional pricing for specified types of balances or account transactions.
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

Servicing and Collections
We use internal and external resources to support our servicing and collections functions. Certain processing and administrative functions associated with the servicing of our business credit card accounts are outsourced to First Data Resources, Inc. The services performed by First Data Resources, Inc. include: authorizing transactions through the MasterCard® and VISA® systems, based upon our criteria for approval; performing billing and settlement processes; generating monthly billing statements; and issuing credit card plastics and new account agreements.

Customer Service and Support
We maintain several channels of communication and support for our customers, including a toll-free phone number, on-line account management, postal and facsimile services. We maintain multi-site contact centers, currently located in Horsham, Pennsylvania and Draper, Utah. Our contact centers are managed so that functions can be performed seamlessly regardless of geographic location. Customer contacts are distributed across these sites based on service level objectives. In addition, we leverage numerous technology solutions to increase efficiencies, reduce costs and improve customer satisfaction. We use metrics such as average speed of answer and abandon rate to measure our performance and success.
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

Delinquencies and Collections
Delinquencies and charge-offs are monitored by management of our collections and credit departments. We use a variety of techniques to discourage delinquent payments, including assessment of late fees and use of penalty pricing, as described above. Our credit evaluation, servicing and charge-off policies and collection practices may change from time to time in accordance with our business judgment and applicable laws and regulations.
      We use a variety of collections strategies to pursue late payments. Our strategies are developed using proprietary models that analyze an array of variables, including payment history, Fair, Isaac and Company (“FICO”) credit score and other credit indicators, to predict the type and timing of collections activity to be implemented for each account in order to optimize our collection efforts. Collection activities include statement messages, formal collection letters and telephone calls. We maintain multi-site collection centers, currently located in Horsham, Pennsylvania and Draper, Utah. Efforts to collect delinquent and charged-off accounts are made by our collections staff, supplemented in certain cases by external resources such as collection agencies and attorneys. Accounts that we decide not to pursue through a collection agency or litigation may be sold.
Venture Capital Investments
We make venture capital investments through certain of our affiliates. Our investments have generally focused on privately held companies, including early stage companies. In recent years, we have limited our new investment activity and we presently do not expect to make significant additional investments. We actively monitor the performance of our venture capital investments, and officers of our investment affiliates participate on the boards of directors of certain investees. See Note 16 to the consolidated financial statements for segment financial information about our venture capital investments.
Advanta Insurance
Our life/ health and property/ casualty insurance subsidiaries, Advanta Life Insurance Company and Advanta Insurance Company, respectively, provide insurance and related products mostly to existing Advanta customers. Together with unaffiliated insurance carriers, we offer specialty credit-related insurance products and services to our existing business credit card and leasing customers. Advanta Insurance uses direct mail marketing and telemarketing to enroll customers in these programs. These credit products include coverage for loss of life, disability and involuntary unemployment. Our insurance subsidiaries generally reinsure all or a portion of the risks associated with these products or services. Under reinsurance agreements, our insurance subsidiaries assume a proportional quota share of the risk from the unaffiliated insurance carriers. In consideration for assuming these risks, our insurance subsidiaries receive reinsurance premiums equal to the proportional percentage of the net premiums collected by the insurance carriers, less a ceding fee as defined by the reinsurance treaties, and proportional acquisition expenses, premium taxes and loss payments made by the carriers on these risks.
Depository Institutions
We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. Advanta Bank Corp. is organized under the laws of the State of Utah with its principal executive offices located in Draper, Utah. Advanta Bank Corp is an industrial loan corporation that is authorized to operate as an industrial bank under the laws of the State of Utah. Advanta Bank Corp.’s principal activity consists of the issuance of the Advanta Business Card, our business purpose credit card, to small businesses and business professionals. Prior to first quarter 2001, Advanta Bank Corp. also was involved in our small ticket equipment leasing business and our mortgage business. We no longer operate a mortgage business or originate new equipment leases. However, Advanta Bank Corp. continues to be involved as the servicer of our small ticket equipment leasing business. See “— DISCONTINUED OPERATIONS.”
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

Deposit, Savings And Investment Products
We offer a variety of deposit products such as retail certificates of deposit and large denomination (more than $99,000) certificates of deposit that are insured by the FDIC in accordance with applicable FDIC regulations and limits. At December 31, 2004, we had total deposits of approximately $825 million at our banks, compared to approximately $672 million as of December 31, 2003. Substantially all of the deposits at December 31, 2004 and 2003 were at Advanta Bank Corp. Advanta Bank Corp. generates retail deposits from repeat deposits from existing customers and from new depositors attracted by direct mail solicitations, newspaper and other media advertising, and the internet.
      Since 1951, Advanta Corp. and its predecessor, Teachers Service Organization, Inc., have offered senior unsecured debt securities of the corporation, in the form of RediReserve Variable Rate Certificates and Investment Notes, to retail investors through our retail note programs. Advanta Corp. has sold these debt securities, also referred to in this Form 10-K as “retail notes,” predominantly on a direct basis in select states. The RediReserve Variable Rate Certificates are payable on demand and the maturities on the Investment Notes can range from 91 days to ten years. The RediReserve Variable Rate Certificates and Investment Notes are obligations of Advanta Corp. and are not insured or guaranteed by any public or private entity. We change the interest rates that we offer frequently, depending on market conditions and our funding needs. Other terms of the debt securities, including the rates, may also vary depending on the size of the investment, state of residence of the investor or other factors. At December 31, 2004, approximately $266 million of RediReserve Variable Rate Certificates and Investment Notes were outstanding with interest rates ranging from 1.59% to 11.56%.
DISCONTINUED OPERATIONS
Advanta Leasing Services

Overview
Prior to January 23, 2001, Advanta Leasing Services, a business unit of Advanta, offered flexible lease financing programs to small businesses. The primary products that we offered through our leasing business consisted of leases for small-ticket equipment such as office machinery, security systems and computers. Advanta Leasing Services originated and funded its leases and other equipment financing arrangements through Advanta Bank Corp. Advanta Business Services Corp. conducted the marketing, lease originations, customer service and collections for our leasing business.
      On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, we decided to cease originating leases. However, we are continuing to service the existing leasing portfolio.
      At December 31, 2004, we had owned lease receivables of $16 million as compared to $69 million at December 31, 2003. Based on the terms of the remaining leases, we expect the wind down of the lease portfolio to be complete by January 2007. See Note 19 to the consolidated financial statements for additional financial information about Advanta Leasing Services.
Advanta Mortgage
Effective February 28, 2001, we completed the Mortgage Transaction and no longer operate a mortgage business. In accordance with the terms of the purchase and sale agreement, Buyer acquired substantially all of the assets and operating liabilities associated with our mortgage business for a purchase price, net of operating liabilities assumed by Buyer, exceeding $1 billion. Following the Mortgage Transaction, we retained contingent liabilities, primarily relating to litigation arising out of the operation of the mortgage business through the Closing Date, that were not specifically assumed by Buyer. See “Item 3 — Legal Proceedings,” and Note 11 to the consolidated financial statements for a discussion of litigation relating to the Mortgage Transaction.
      Prior to the closing of the Mortgage Transaction, Advanta Mortgage, a business unit of Advanta, offered a broad range of mortgage products and services to consumers throughout the country. Advanta Mortgage originated and serviced non-conforming credit first and second lien mortgage loans, including home equity lines of credit. In addition to servicing and managing the loans we originated, Advanta Mortgage serviced the home equity loans of unaffiliated third parties through our subservicing business. See Note 19 to the consolidated financial statements for additional financial information about Advanta Mortgage.
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
      Advanta Corp. is not required to register as a bank holding company so long we continue to comply with certain restrictions under CEBA. For example, Advanta National Bank may take demand deposits but may not make commercial loans. In addition, Advanta Corp. would lose its exemption under CEBA if Advanta National Bank were to make commercial loans or Advanta Corp. were to acquire control of more than 5% of the stock or assets of an additional “bank” or “savings association,” as these terms are defined in the BHCA. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”) was adopted on November 12, 1999 and became effective on May 12, 2000. Prior to the enactment of the GLB Act, if Advanta Corp. or Advanta National Bank had ceased complying with the restrictions set forth in CEBA, registration as a bank holding company under the BHCA would have been required. Under the GLB Act, should Advanta Corp. or Advanta National Bank fail to comply with any of the restrictions applicable to them under CEBA, there is a 180-day right to cure period following receipt of a notice from the Federal Reserve Board. The opportunity to cure or remediate an activity that is out of compliance significantly reduces the risk that Advanta Corp. will be required to register as a bank holding company under the BHCA. Registration as a bank holding company is not automatic and, if we were to register, it would subject us and our subsidiaries to inspection and regulation by the Federal Reserve Board.
Advanta Bank Corp.

Supervision and Regulation
Advanta Bank Corp. operates as an industrial bank under the laws of the State of Utah. It is a depository institution subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. Under its banking charter, Advanta Bank Corp. may make consumer and commercial loans and may accept all FDIC-insured deposits other than demand deposits such as checking accounts.
      Advanta Bank Corp. is subject to provisions of federal law which restrict and control its ability to extend credit and provide or receive services between affiliates. In addition, the FDIC has regulatory authority to prohibit Advanta Bank Corp. from engaging in any unsafe or unsound practice in conducting its business.

Capital Requirements
Advanta Bank Corp. is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital,” comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” may consist of other preferred stock, certain hybrid debt/equity instruments, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards.

Prompt Corrective Action
Pursuant to provisions of the FDIC Improvement Act of 1991 (the “FDICIA”) and related regulations with respect to prompt corrective action, FDIC-insured institutions such as Advanta Bank Corp. may only accept brokered deposits without FDIC permission if they meet specified capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are “well-capitalized.” To be “well-capitalized” under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, a ratio of Tier I capital to risk-weighted assets of not less than 6%, and a ratio of Tier I capital to average assets of not less than 5%. In each case, at December 31, 2004, Advanta Bank Corp. met the capital requirements of the FDICIA and had capital at levels a bank is required to maintain to be classified as “well capitalized” under the regulatory framework for prompt corrective action. See Note 14 to the consolidated financial statements.
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

Capital Requirements
Advanta National Bank is subject to the FFIEC capital adequacy guidelines described above. See “— Advanta Bank Corp. — Capital Requirements.”

Prompt Corrective Action
Advanta National Bank is subject to the FDICIA provisions and related regulations with respect to prompt corrective action and the taking of brokered deposits, as described above. See “— Advanta Bank Corp. — Prompt Corrective Action.” Presently, pursuant to its agreement with the OCC, Advanta National Bank is required to maintain capital in excess of the minimum regulatory standards. At December 31, 2004, Advanta National Bank had capital at levels a bank is required to maintain to be classified as “well-capitalized” under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of “well-capitalized” because of the existence of its agreement with the OCC, even though it has achieved the higher imposed capital ratios required by the agreement with the OCC. See Note 14 to the consolidated financial statements and “— Regulatory Agreements.”

Regulatory Agreements
In 2000, Advanta National Bank reached agreements with its bank regulatory agency, primarily relating to the bank’s subprime lending operations. The agreements established temporary asset growth limits at Advanta National Bank, imposed restrictions on taking brokered deposits and required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards. In 2001, Advanta National Bank entered into an additional agreement with its regulatory agency regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction, and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to a ratio of 12.7% for Tier 1 and total capital to risk-weighted assets, and to a ratio of 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement prohibits the payment of dividends by Advanta National Bank without prior regulatory approval. Management believes that Advanta National Bank was in compliance with its regulatory agreement at December 31, 2004.
Lending Activities
Although our current lending activities are principally directed to business purpose credit for small businesses and business professionals, certain aspects of various federal and state laws, including the Equal Credit Opportunity Act, the Community Reinvestment Act, the Truth-in-Lending Act, the Fair Credit Reporting Act (the “FCRA”) as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) and the Servicemembers Civil Relief Act, may apply to our lending activities. To the extent applicable, provisions of these statutes and related regulations require that certain disclosures be made to borrowers, prohibit discriminatory practices in extending credit, prohibit sending unsolicited credit cards, require our FDIC-insured banking institutions to serve the banking needs of their local communities, provide certain credit protections for activated military borrowers and regulate the dissemination and use of information relating to a borrower’s creditworthiness.
      Additionally, the GLB Act contains privacy requirements dealing with the use of nonpublic information about consumer customers. Retail deposit customers of Advanta Bank Corp. and Advanta National Bank as well as investors who purchase Advanta Corp.’s retail notes are subject to the GLB Act and its accompanying regulations. The GLB Act is not preemptive and states may impose different and possibly more burdensome requirements.
Dividends
There are various legal limitations on the extent to which national banks, including Advanta National Bank, can supply funds through dividends to their parent companies or affiliates. Generally, national banks are required to obtain the prior approval of the OCC for a dividend if the total of all dividends declared by the national bank in any calendar year exceeds its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus accounts. In addition, a national bank generally may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. The OCC also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in any unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC, pursuant to its authority under the Financial Institutions Supervisory Act, could claim that a dividend payment might under some circumstances be an unsafe or unsound practice.
      Under Advanta National Bank’s current agreement with the OCC, Advanta National Bank is not eligible to pay any dividends without the OCC’s prior approval. See “— Regulatory Agreements.”
Transfers of Funds
Sections 23A and 23B of the Federal Reserve Act and applicable regulations also impose restrictions on Advanta Bank Corp. and Advanta National Bank that limit the transfer of funds by each of these depository institutions to certain of its affiliates, including Advanta Corp., in the form of loans, extensions of credit, investments or purchases of assets. These transfers by any one depository institution to Advanta Corp. or any other single affiliate are limited in amount to 10% of the depository institution’s capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the depository institution’s capital and surplus.

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
Regulation of Insurance
Our insurance subsidiaries are subject to the laws and regulations of, and supervision by, the states in which they are domiciled or have obtained authority to transact insurance business. These states have adopted laws and regulations which govern all insurance policy underwriting, rating, licensing, marketing, administration and financial operations of an insurance company, including dividend payments and financial solvency. In addition, our insurance subsidiaries have registered as an Arizona Holding Company which requires an annual registration and the approval of certain transactions among all affiliated entities.
      The maximum dividend that Advanta Insurance Company can distribute to Advanta Corp., its parent, in any twelve-month period, without prior approval of the State of Arizona Department of Insurance, is the lesser of: 10% of the subsidiary’s statutory surplus; or for any given twelve-month period, the subsidiary’s net investment income. Similarly, the maximum dividend that Advanta Life Insurance Company can distribute to Advanta Insurance Company, its parent, in any twelve-month period, without prior approval of the State of Arizona Department of Insurance, is the lesser of: 10% of the subsidiary’s statutory surplus; or for any given twelve-month period, the subsidiary’s net gain from operations.
      The State of Arizona has adopted minimum risk-based capital standards for insurance companies, as developed by the National Association of Insurance Commissioners. Risk-based capital is the quantification of an insurer’s investment, underwriting, reserve and business risks in relation to its total adjusted capital and surplus. The ratio of an insurer’s total adjusted capital and surplus is compared to various levels of risk-based capital to determine what intervention, if any, is required by either the insurance company or an insurance department. At December 31, 2004, our insurance subsidiaries met all risk-based capital standards and required no intervention by any party.
      Our insurance subsidiaries reinsure risks using underwriting insurance practices and rates which are regulated in part or fully by state insurance departments. State insurance departments continually review and modify these rates based on prior historical experience. Any modifications may impact the future profitability of our insurance subsidiaries.
Legislative and Regulatory Developments
Congress is considering legislation that would enhance the authority for banks to pay interest on business checking accounts and to fully implement interstate banking. With respect to both of these legislative proposals, there are initiatives under consideration that would limit their applicability so that they would not apply to state-chartered industrial loan corporations, such as Advanta Bank Corp. If the proposals were to be adopted with such limitations, unless there is an exemption that would apply to Advanta Bank Corp., it may cause Advanta Bank Corp. to lose future flexibility in branch locations or its ability to offer new products. Congress is also considering limiting the ability of commercial firms that are ineligible to own banks under the BHCA from chartering industrial loan corporations. The definition of “commercial” firms used in the proposed legislation includes companies such as Advanta Corp. that, although principally engaged in the financial services business, have not registered with the Federal Reserve Board as a bank holding company or a financial services holding company. Enactment of this limitation might also restrict Advanta Bank Corp.’s flexibility in the future.
      In 2003, Congress enacted the FACT Act which extensively amended the FCRA governing the use of consumer credit reports. In January 2005, the Federal Trade Commission, pursuant to the FACT Act, issued its final regulation to enhance required notices in prescreened offers for credit or insurance. The notices, among other things, inform consumers about their right to opt out of receiving future prescreened offers. Because our current lending activities are principally directed to business purpose credit, the FACT Act may have less of an impact on our business activities.

      In addition, Congress is continuing to consider legislation to reform the Bankruptcy Code. The bankruptcy reform bills would require that debtors pass a means test to determine eligibility for bankruptcy relief while adding new consumer protections, such as new minimum payment and introductory rate disclosures for some credit card products and exemptions for retirement savings in bankruptcy. While directed at consumer bankruptcies, if adopted the bankruptcy reform initiatives could also impact individuals operating small businesses that file for bankruptcy liquidation under Chapter 7 of the Bankruptcy Code. While the purpose of the proposed legislation is to curb unwarranted bankruptcy filings, passage of the new stricter law may include a phase-in period during which the number of bankruptcy filings may increase as debtors seek to discharge their obligations under existing law.
      Our current marketing is based on direct marketing to small businesses and business professionals. We use primarily direct mail, but also, to a lesser extent, telemarketing solicitations, the internet and other channels. Federal and state laws that regulate and govern these marketing channels and the use of the media are subject to continuing oversight and review. For example, in 2003 Congress enacted what is known as the CAN SPAM Act which requires unsolicited commercial email messages to be labeled as such and to include opt out instructions and the sender’s physical address. It prohibits the use of deceptive subject lines and false headers in such messages. Additionally, the Federal Trade Commission (the “FTC”) is authorized, but not required, to establish a “do not email” registry. In 2003, the FTC began enforcing its amended Telemarketing Sales rule which provides a national “do not call” list by which consumers may register their home telephone numbers to prevent most interstate telemarketing calls, and the Federal Communication Commission (the “FCC”) adopted a similar rule which, unlike the FTC rule, expressly applies to banks and insurance companies. These rules exempt business to business telemarketing. We do not expect that the CAN SPAM Act or the FTC or FCC rules will have a significant impact on our business activities or results.
      Additionally, federal and state legislatures as well as government regulatory agencies are considering legislative and regulatory initiatives related to credit scoring disclosure, minimum monthly payments and other aspects of credit card lending and marketing. While these are generally directed at consumer transactions, it is possible that if any were to become effective they could impact small business and other business purpose lending. Other legislative initiatives under consideration that could impact our business, including the manner in which we conduct our business, include: proposals to impose additional anti-money laundering requirements; proposals for deposit insurance reform, such as increasing the level of coverage for each insured account; and proposals to increase credit card issuers’ liability for certain unauthorized transactions.
      The businesses we engage in are generally the subject of extensive regulation at the state and federal levels, and numerous legislative and regulatory proposals are advanced each year which, if adopted, could affect our profitability or the manner in which we conduct our activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the federal or state proposals will become law.
COMPETITION
As a marketer of credit products, we face intense competition from numerous financial services providers. Within the highly competitive bank credit card industry there is increased competitive use of advertising, target marketing and pricing competition with respect to both interest rates and cardholder fees as both traditional and new credit card issuers seek to expand or to enter the market. Many of our competitors are substantially larger and have more capital and other resources than we do. Competition among lenders can take many forms, including convenience in obtaining a loan, the size of their existing customer base and the ability to cross sell products to that customer base, intellectual property rights, customer service, size of loans, interest rates and other types of finance or service charges, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender. We have responded to the increased competition in the bank credit card industry primarily by focusing on business purpose credit for small businesses and business professionals, and offering cards with promotional pricing, including low or zero introductory rates, and rewards programs tailored to the needs of our customers. We also have responded by developing marketing strategies and alliances for our business purpose credit cards that are designed to attract and retain high credit quality customers. Although we believe we are generally competitive in most of the geographic areas in which we offer our products and services, there can be no assurance that our ability to market our products and services successfully or to obtain an adequate yield on our business purpose credit cards will not be impacted by the nature of the competition that now exists or may develop.
      In seeking investment funds from the public, including through our retail note program, we face competition from banks, savings institutions, money market funds, mutual funds, credit unions and a wide variety of private and public entities that sell debt securities, some of which are publicly traded. Many of our competitors are larger and have more capital and other resources than we have. Competition relates to matters such as: rate of return, collateral, insurance or guarantees applicable to the investment, if any; the amount required to be invested; credit ratings, if any, on the investment; convenience and the cost to and conditions imposed upon the investor in investing and liquidating the investment, including any commissions which must be paid or interest forfeited on funds withdrawn; customer service; service charges, if any; and the taxability of interest.
EMPLOYEES
As of December 31, 2004, we had 938 employees. We believe that we have good relationships with our employees. None of our employees is represented by a collective bargaining unit.
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
      We have adopted, and posted on our website, a Code of Ethics that applies to, among others, our Chief Executive Officer and senior financial officers (including the Chief Financial Officer, Chief Accounting Officer, Controller and persons performing similar functions).

This Report contains statements (including without limitation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Report under Item 7), that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements, including statements and information relating to: anticipated earnings per share; anticipated returns on assets; anticipated growth in loans outstanding and credit card accounts; anticipated net interest margins; anticipated operating expenses and employment growth; the level of new account acquisitions, customer spending and account attrition; anticipated payment and prepayment rates of outstanding loans; anticipated marketing expense; estimated values of our retained interests in securitizations and anticipated cash flows; industry trends; our ability to replace existing credit facilities, when they expire, with appropriate levels of funding on similar terms and conditions; the value of the investments that we hold; anticipated delinquencies and charge-offs; realizability of net deferred tax asset; anticipated outcome and effects of litigation and other future expectations of Advanta that do not relate strictly to historical facts, are based on certain assumptions by management. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “estimate,” “intend to,” “believe,” “will likely result,” “projected,” “may,” or other similar words or phrases. The cautionary statements provided below are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act for any such forward-looking information.

      Forward-looking statements are subject to various assumptions, risks and uncertainties which change over time, and speak only as of the date they are made. We undertake no obligation to update any forward-looking information. We caution readers that any forward-looking statement provided by us is not a guarantee of future performance and that actual results may be materially different from those in the forward-looking information. In addition, future results could be materially different from historical performance. The following factors, among others, could cause actual results to be materially different from forward-looking statements and future results to be materially different from historical performance:

•	The effects of, and changes in, political conditions, social conditions and general economic conditions, such as inflation, recession or other adverse economic conditions, which effects may include lower new account originations, lower consumer spending, higher credit losses and collection costs associated with a worsening of general economic conditions, rising interest rates, rising delinquency levels, increases in the number of customers seeking protection under the bankruptcy laws resulting in accounts being charged off as uncollectible, and the effects of fraud by third parties or customers.

•	Competitive product and pricing pressures among financial institutions.

•	The effects of interest rate fluctuations on our net interest margin and the value of our assets and liabilities; the continued legal or commercial availability of techniques, including loan pricing and repricing, liability pricing, hedging and other techniques, that we use or may use to manage the risk of those fluctuations.

•	Difficulties or delays in the securitization of our receivables and the resulting impact on the cost and availability of such funding, and adverse changes in the performance of the securitized assets or the market for asset-backed securities generally.

•	Legal and regulatory developments that could adversely affect our business or our financial results, including pending or proposed changes in laws, regulations or policies concerning accounting, taxes, banking, securities, capital requirements, reserve methodologies, telemarketing and other means of solicitations, and other aspects of the financial services and marketing industries.

•	The amount, type and cost of financing available to us, including securitization of our receivables and secured financing, and any changes to that financing including any impact from: changes in the current economic, legal, regulatory, accounting or tax environments; adverse changes in the performance of our loan portfolio; and changes in the ratings on our debt or the debt of our subsidiaries.

•	Factors affecting our aggregate number of accounts or receivable balances, and the growth rate thereof, including: the amount of actual marketing investment made by us; the range and duration of pricing offers to cardholders; changes in cardholder behavior or preferences affecting product mix; retention of cardholders after promotional periods have expired; changes in the level of payments on receivable balances; and changes in general economic conditions and other factors beyond our control.

•	The impact of “seasoning” (the average age of a lender’s portfolio) on our level of delinquencies and losses which may require a higher allowance for receivable losses for on-balance sheet assets and may adversely impact securitization income. Changes in the level of account originations or balances and the rate of attrition of those accounts or balances could significantly impact the seasoning of our overall portfolio.

•	The amount of, and rate of growth in, our expenses, including employee and marketing expenses, as well as expenses relating to the development of or changes in our business and expansion into new market areas or channels.

•	The acquisition or disposition of assets (interest-earning, fixed or other).

•	The effects of changes within our organization or in our compensation and benefit plans.

•	Difficulties or delays in the development, acquisition, production, testing and marketing of products or services, including, but not limited to, a failure to implement new products or service programs when anticipated, ability and cost to obtain intellectual property rights, the failure of or delay in customers’ acceptance of these products or services, losses associated with the testing and implementation of new products or services or financial, legal or other difficulties as may arise in the course of such implementation.

•	Factors resulting from the fact that our banking and finance businesses are highly regulated and subject to periodic review and examination by federal and state regulators, including the effects of, and changes in: the level of scrutiny, regulatory requirements and regulatory initiatives, including certain mandatory and possibly discretionary actions by federal and state regulators; restrictions and limitations imposed by banking laws, examinations and audits; and agreements between our bank subsidiary and its regulators.

•	The costs and other effects of legal and administrative cases and proceedings, settlements and investigations, claims and changes in those items, developments or assertions by or against us or any of our subsidiaries arising in the ordinary course of business or in connection with our discontinued operations.

•	The effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles.

•	The completion of post-closing procedures following the Mortgage Transaction and revisions in estimates associated with the discontinued operations of our mortgage and leasing businesses.

•	The proper design and operation of our disclosure controls and procedures.

•	Our relationships with customers, significant vendors and business partners.

•	Our ability to attract and retain key personnel.

Item 2.	Properties
Advanta has no owned real property and total leased office space is approximately 360,743 square feet, as described below. Advanta leases approximately 109,511 square feet in Spring House, Pennsylvania for its principal executive and corporate offices and for use by Advanta Business Cards. In Horsham, Pennsylvania, Advanta leases approximately 110,000 square feet in one building for business purpose credit cards operations and certain Advanta Bank Corp. and corporate staff functions, and approximately 12,000 square feet in a second building for storage space. Advanta also leases approximately 12,350 square feet of office space in one building in Gibbsboro, New Jersey for our leasing and business cards operations. In Delaware, Advanta leases approximately 36,589 square feet of office space for Advanta National Bank and for other corporate and business purpose credit cards operations; approximately 16,644 square feet of this office space is subleased to an unrelated third party. Advanta also leases approximately 55,718 square feet of office space in Draper, Utah for Advanta Bank Corp. In Salt Lake City, Utah, Advanta leases approximately 1,939 square feet of office space for the retail note program. In Washington, D.C., Advanta leases 100 square feet of office space for its government relations office.
      Advanta has committed to increasing its leased space at the Draper, Utah location to 72,238 square feet, or the entirety of the building, effective as of April 1, 2005. Advanta has also committed to reduce its leased space in Delaware to approximately 18,545 square feet effective as of January 1, 2006.
      Advanta ceased origination of new leases and exited the mortgage business in the first quarter of 2001 and we closed an operational location of our venture capital segment in the first quarter of 2004. Advanta has been buying out, assigning or subleasing the space formerly used for these businesses and other business locations that are no longer being used. Accordingly, the remaining leased space totals approximately 6,016 square feet, of which approximately 4,554 square feet is subleased to unrelated third parties.

Item 3.	Legal Proceedings
On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet, which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all litigation that was outstanding between Advanta and Fleet and is described below was dismissed in February 2005.
      On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet’s allegations, which we denied, centered around Fleet’s assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card Services, L.P. in connection with the Consumer Credit Card Transaction. We filed an answer to the complaint, and we also filed a countercomplaint against Fleet for damages we believe have been caused by certain actions of Fleet. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an interest-bearing escrow account in February 2001. On January 22, 2003, the trial court issued a ruling on all but one of the remaining issues, and ordered further briefing on the remaining outstanding issue. Effective December 31, 2002, we recognized a $43.0 million pretax loss on the transfer of our consumer credit card business, representing the estimated impact of implementing the court’s January 2003 decisions. This amount represented the amount in excess of the reserves we had been carrying for the litigation, which was based on our expectations of the outcome of the litigation. On November 7, 2003, the court ruled on the remaining outstanding issue, the method for calculating the interest to be awarded, and ordered the parties to submit revised calculations in accordance with this ruling before it issued a judgment. On February 2, 2004, the court issued its final judgment and order. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the escrow account to an unrestricted cash account. At December 31, 2003, the escrow account was included in restricted interest-bearing deposits on the consolidated balance sheet. There was no impact to our results of operations in 2003 since, based on the final judgment and order, our reserves at December 31, 2003 were adequate. On March 1, 2004, we filed a notice of appeal to commence the appeals process relating to orders made by the Delaware Chancery Court during the litigation, and on April 15, 2004, we filed an opening brief with the Supreme Court of Delaware setting forth the basis for our appeal. Fleet filed its answering brief with the Supreme Court of Delaware on May 17, 2004, and we filed our reply brief on June 1, 2004. As described above, this litigation was dismissed in February 2005 pursuant to the May 28, 2004 agreement between Advanta and Bank of America.
      In Fleet’s disputes with us, Fleet claimed $508 million of tax deductions from its partnership with us in connection with the Consumer Credit Card Transaction, which are required under the law to be allocated solely to Advanta. The deductions, as well as the allocation of a gain from the sale of a partnership asset of approximately $47 million, were before the Internal Revenue Service Regional Office of Appeals. As described above, this matter was resolved in February 2005 in accordance with the terms of the May 28, 2004 agreement between Advanta and Bank of America.
      On January 15, 2003, Fleet filed a complaint in Rhode Island Superior Court seeking a declaratory judgment that we indemnify Fleet under the applicable partnership agreement for any damage Fleet incurs by not being entitled to the $508 million of tax deductions. Fleet was also seeking a declaratory judgment that it should not indemnify us for any damages that we incur due to any allocation to Advanta of the $47 million gain on the sale of a partnership asset. On February 28, 2003, we filed a motion to dismiss the complaint. On August 13, 2003, the court denied the motion to dismiss on procedural grounds. We answered the complaint and filed a counterclaim against Fleet on September 19, 2003. As described above, this litigation was dismissed in February 2005 pursuant to the May 28, 2004 agreement between Advanta and Bank of America.
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
      In May 2004, Chase filed an answer to the complaint and asserted a new matter and counterclaims seeking damages of at least $5 million. On August 2, 2004, we filed our reply to Chase’s new matter and counterclaims. On February 23, 2004 and June 4, 2004, Chase filed a complaint and a first amended complaint against us in the United States District Court for the District of Delaware seeking damages of at least $7 million. On August 9, 2004, we filed our answer, affirmative defenses and counterclaims to the first amended complaint in the United States District Court for the District of Delaware, asserting substantially the same claims and damages as in the Montgomery County, Pennsylvania action. On August 30, 2004, Chase filed a motion to dismiss our counterclaims. On September 15, 2004, we filed our opposition to Chase’s motion. These complaints, counterclaims and other filings relate to contractual claims, including claims for indemnification, under the purchase and sale agreement governing the Mortgage Transaction and are a continuation of the ongoing dispute associated with the Mortgage Transaction. Since this litigation relates to a discontinued operation, we have established reserves for estimated future litigation costs. We do not expect the lawsuit filed by Chase on February 23, 2004, as amended on June 4, 2004, or Chase’s new matter and counterclaims in the action brought by us in the Pennsylvania Court of Common Pleas to have a material adverse effect on our financial position or results of operations.
      Advanta Mortgage Corp. USA (“AMCUSA”) and Advanta Mortgage Conduit Services, Inc. (“AMCSI”), subsidiaries of Advanta Corp., have been involved in arbitration before the American Arbitration Association with Goodrich & Pennington Mortgage Fund, Inc. (“GPMF”), a participant in one of the programs of our former mortgage business. The arbitration process commenced June 28, 2001 in San Francisco, California with GPMF serving a demand for arbitration relating to alleged failure to provide information and documentation under the former mortgage program. In February and June 2004, GPMF filed additional statements of claim, concerning GPMF’s relationship with Advanta. Certain of GPMF’s claims were tried at an arbitration hearing during November 2004 (“Phase I Claims”). On January 10, 2005, the arbitrator issued a ruling in Advanta’s favor on all issues capable of determination from the evidence presented at the hearing on the Phase I Claims. Further evidence will be presented to address certain issues unresolved by the January 2005 ruling. On January 28, 2005, GPMF filed an amended statement of claim, raising unspecified issues relating to the effect of the Mortgage Transaction on GPMF’s relationship with Advanta and attempting to add Chase as a party to the arbitration. If the claim against Chase is permitted, this and all remaining claims are currently scheduled to be heard in July 2005 (“Phase II Claims”). The aggregate amount of damages sought by GPMF on the Phase II Claims is not known and at this time, no cognizable damage amount has been specified in its pleadings. Since this arbitration relates to a discontinued operation, we have established reserves for estimated future litigation costs. We do not expect this arbitration to have a material adverse effect on our financial position or results of operations.
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

Name	Age	Office	Date Elected

Dennis Alter	62	Chairman of the Board and Chief Executive Officer	1972
William A. Rosoff	61	Vice Chairman of the Board and President	1996
Philip M. Browne	44	Senior Vice President and Chief Financial Officer	1998
Christopher J. Carroll	45	Chief Credit Officer	2001
John F. Moore	53	President, Advanta Bank Corp.	2004
David B. Weinstock	40	Vice President and Chief Accounting Officer	2001
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
      Mr. Browne joined Advanta Corp. in June 1998 as Senior Vice President and Chief Financial Officer. Prior to joining Advanta Corp., he was an Audit and Business Advisory Partner at Arthur Andersen LLP where, for over sixteen years, he audited public and private companies and provided business advisory and consulting services to financial services companies. Mr. Browne is a director of The Bon-Ton Stores, Inc., a publicly held corporation. He serves as Chairman of the Audit Committee and a member of the Compensation Committee for The Bon-Ton Stores, Inc.
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
      Mr. Moore joined Advanta Corp. in 1986 as Assistant Treasurer. In addition to serving as Assistant Treasurer, from January, 2001 until January, 2004, Mr. Moore also served as Advanta Corp.’s Managing Director, Retail Funding. In June, 2002, Mr. Moore was elected as Director and Vice President of Advanta National Bank. In January, 2004, Mr. Moore was elected President of Advanta Bank Corp.
      Mr. Weinstock joined Advanta Corp. in 1998 and became Vice President and Chief Accounting Officer in March 2001. From October 1999 to January 2005, Mr. Weinstock also served as Vice President of Investor Relations. Prior to that, from April 1999 to October 1999 he served as Controller. Prior to joining Advanta Corp., Mr. Weinstock served as Senior Manager at Arthur Andersen LLP from 1996 to 1998, where he audited public and private companies and provided business advisory and consulting services to financial services companies.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters
Common Stock Price Ranges And Dividends
Advanta Corp.’s common stock is traded on the National Market System of The Nasdaq Stock Market, Inc. under the symbols ADVNA (Class A voting common stock) and ADVNB (Class B non-voting common stock).
      Following are the high, low and closing prices and cash dividends declared for the last two years as they apply to each class of stock:

				Cash
				Dividends
Quarter Ended:	High	Low	Close	Declared

Class A:
March 31, 2003	$9.75	$5.95	$6.83	$0.063
June 30, 2003	10.45	6.70	9.84	0.063
September 30, 2003	11.75	9.49	10.98	0.063
December 31, 2003	13.48	10.60	12.93	0.063

March 31, 2004	$16.88	$12.92	$16.83	$0.063
June 30, 2004	23.21	15.43	21.93	0.095
September 30, 2004	23.55	19.73	22.80	0.095
December 31, 2004	24.19	20.34	22.62	0.095

Class B:
March 31, 2003	$10.20	$6.91	$7.58	$0.076
June 30, 2003	11.00	7.47	9.99	0.076
September 30, 2003	11.95	9.66	10.69	0.076
December 31, 2003	13.42	10.55	12.72	0.076

March 31, 2004	$16.90	$12.55	$16.50	$0.076
June 30, 2004	24.12	15.13	22.92	0.113
September 30, 2004	24.44	20.30	24.19	0.113
December 31, 2004	26.07	21.68	24.27	0.113
      At March 1, 2005, Advanta Corp. had approximately 220 and 387 holders of record of Class A and Class B common stock, respectively.
      In November 2004, our Board of Directors approved a 20% increase in the regular quarterly cash dividends beginning with the dividends payable in the second quarter of 2005. As a result of this increase, quarterly dividends declared for Class A common stock will increase to 11.34 cents per share and quarterly dividends declared for Class B common stock will increase to 13.61 cents per share. Although we anticipate that cash dividends will continue to be paid in the future, the payment of future dividends by Advanta will be at the discretion of the Board of Directors and will depend on numerous factors including Advanta’s cash flow, financial condition, capital requirements, restrictions on the ability of subsidiaries to pay dividends to Advanta Corp. and such other factors as the Board of Directors deems relevant. See “Part I, Item 1 — Government Regulation,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Analysis of Financial Condition.”

Item 6.	Selected Financial Data
Financial Highlights

($ in thousands, except per share amounts)	Year Ended December 31,

	2004	2003	2002	2001	2000

Summary of Operations(1)
Interest income	$106,709	$108,361	$103,604	$127,935	$142,148
Interest expense	45,577	48,308	47,580	82,470	86,508
Noninterest revenues	287,841	268,541	240,101	178,876	151,033
Provision for credit losses	42,368	45,423	40,906	35,976	36,309
Operating expenses	234,298	225,165	201,741	180,186	150,292
Minority interest in income of consolidated subsidiary	0	8,880	8,880	8,880	8,880
Unusual charges(2)	0	0	0	41,750	0
Loss on transfer of consumer credit card business	0	0	(43,000)	0	0
Income (loss) before income taxes	72,307	49,126	1,598	(42,451)	11,192
Income (loss) from continuing operations	44,273	30,213	(15,572)	(30,456)	11,192
Loss from discontinued operations, net of tax	0	0	0	(8,438)	(163,578)
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	468	(1,968)	(8,610)	(31,639)	(4,298)
Net income (loss)	44,741	28,245	(24,182)	(70,533)	(156,684)

Per Common Share Data
Basic income (loss) from continuing operations
Class A	$1.69	$1.19	$(0.69)	$(1.23)	$0.39
Class B	1.80	1.29	(0.59)	(1.17)	0.47
Combined(3)	1.76	1.25	(0.63)	(1.19)	0.44
Diluted income (loss) from continuing operations
Class A	1.57	1.16	(0.69)	(1.23)	0.39
Class B	1.62	1.23	(0.59)	(1.17)	0.46
Combined(3)	1.60	1.21	(0.63)	(1.19)	0.44
Basic net income (loss)
Class A	1.71	1.11	(1.03)	(2.79)	(6.28)
Class B	1.82	1.21	(0.94)	(2.73)	(6.21)
Combined(3)	1.78	1.17	(0.97)	(2.75)	(6.24)
Diluted net income (loss)
Class A	1.58	1.08	(1.03)	(2.79)	(6.23)
Class B	1.64	1.16	(0.94)	(2.73)	(6.16)
Combined(3)	1.62	1.13	(0.97)	(2.75)	(6.19)
Cash dividends declared
Class A	0.347	0.252	0.252	0.252	0.252
Class B	0.416	0.302	0.302	0.302	0.302
Book value-combined	14.90	13.87	13.11	14.20	17.06
Closing stock price:
Class A	22.62	12.93	8.98	9.94	8.81
Class B	24.27	12.72	9.39	9.10	7.19

Financial Condition — Year End
Investments(4)	$482,917	$480,935	$503,479	$476,568	$866,376
Gross business credit card receivables:
Owned	730,483	518,040	445,083	416,265	335,087
Securitized	2,564,147	2,463,747	2,149,147	1,626,709	1,324,137

Managed(7)	3,294,630	2,981,787	2,594,230	2,042,974	1,659,224
Total owned assets	1,692,924	1,698,444	1,681,613	1,636,680	2,843,472
Deposits	825,273	672,204	714,028	636,915	1,346,976
Debt	265,759	314,817	315,886	323,582	755,184
Subordinated debt payable to preferred securities trust	103,093	103,093	0	0	0
Trust preferred securities	0	0	100,000	100,000	100,000
Stockholders’ equity	392,194	341,207	321,313	366,299	440,902

($ in thousands, except per share amounts)	Year Ended December 31,

	2004	2003	2002	2001	2000

Selected Financial Ratios
Return on average assets	2.81%	1.45%	(1.50)%	(3.39)%	(4.35)%
Return on average common equity	12.18	8.59	(6.74)	(17.50)	(31.37)
Return on average total equity	12.19	8.61	(6.68)	(17.42)	(31.28)
Equity/owned assets	23.17	20.09	19.11	22.38	15.51
Equity/managed assets(5)	9.44	8.38	8.34	10.38	3.74
Dividend payout(6)	23.79	26.78	N/M	N/M	N/M
As a percentage of owned business credit card receivables:
Total receivables 30 days or more delinquent	3.87	4.88	5.26	6.74	5.52
Net principal charge-offs	6.38	7.42	7.92	7.16	4.45
As a percentage of managed business credit card receivables(7):
Total receivables 30 days or more delinquent	4.12	5.82	6.15	6.66	5.00
Net principal charge-offs	6.66	7.90	8.80	7.67	4.71

(1)	The results of the mortgage and leasing businesses are reported as discontinued operations in all periods presented.

(2)	2001 amounts included severance, outplacement and other compensation costs associated with restructuring our corporate functions commensurate with the ongoing businesses as well as expenses associated with exited businesses and asset impairments.

(3)	Combined represents net income (loss) allocable to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

(4)	Includes federal funds sold and investments available for sale.

(5)	See “Liquidity, Capital Resources and Analysis of Financial Condition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of managed assets to on-balance sheet assets and a description of why management believes the ratio of equity to managed assets is useful to investors.

(6)	The dividend payout ratio for the years ended December 31, 2002, 2001 and 2000 is negative and, therefore, not meaningful.

(7)	See “Securitization Income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of managed data to the most directly comparable GAAP financial measure and a description of why management believes managed data is useful to investors.
N/M — Not Meaningful

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our primary business segment is Advanta Business Cards, which is one of the nation’s largest issuers (through Advanta Bank Corp.) of business purpose credit cards to small businesses and business professionals. Our business purpose credit card accounts provide approved customers with unsecured revolving business credit lines. Advanta Business Cards revenue is generated through interest earned on outstanding balances, interchange income, balance transfer fees, cash usage fees and other fees. In addition to our business credit card lending business, we have venture capital investments. Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we completed our exit from the mortgage business, announced the discontinuance of our leasing business, and restructured our corporate functions to a size commensurate with our ongoing businesses. We are continuing to service the existing leasing portfolio. The results of the mortgage and leasing businesses are reported as discontinued operations in all periods presented. The results of our ongoing businesses are reported as continuing operations for all periods presented.
      Our strategy in Advanta Business Cards is to maximize long-term growth and increase profitability by attracting and retaining high credit quality customers and deepening our customer relationships. Our marketing campaigns are designed to achieve our strategy by utilizing a broad array of competitively-priced offerings and products, including promotional pricing and rewards programs. Through our focus on the small business market, we have identified numerous market segments distinguishable by characteristics such as size of business and industry. We use a targeted approach to these market segments, aiming to anticipate the distinct needs of various small businesses and business professionals, and to offer them products and services geared to their needs. Our strategy also involves strengthening and deepening our relationships with our existing customers by emphasizing access to products and services that meet the unique demands of small businesses and business professionals and provide exceptional value to our customers. During 2004, we formed strategic relationships with other organizations serving the small business market in our efforts to deepen relationships with our customers.
      Our largest competitors are among the largest issuers of credit cards in the United States. We believe our focus on small businesses and business professionals as well as our experience in serving this market provide us with a competitive advantage as compared to these larger competitors. Small business credit cards generally represent a less significant business to our competitors than their consumer credit card portfolios. We believe that our focus and size enable us to quickly respond to the market environment. The small business credit card market has grown significantly in the past several years. We expect the migration of small businesses to business credit cards from consumer credit cards and increased usage of business credit cards as a payment vehicle to generate growth. We believe that the potential for future growth in the small business credit card market, and our focus in this market, give us a unique and competitive advantage.
      While the current market environment presents opportunities for us, it also presents us with inherent and specific challenges. The competitive environment in the credit card industry affects our ability to attract and retain high credit quality customers and deepen our customer relationships. Competition in the credit card marketplace increased during 2004 as measured by an increase in the type and volume of direct mail credit card solicitations. The general economic environment in the United States may also affect our results. We believe that continued improvement in the U.S. economy could favorably impact the credit quality of our receivables and increase customer activity, while a deterioration in the U.S. economy could negatively impact the credit quality of our receivables and decrease customer activity. Increased competition and further improvement in the U.S. economy could result in lower net interest income that we believe will be offset by improvements in the credit quality of our receivables and increases in customer activity. In response to these challenges, we continue to develop and refine our programs and strategies to assist us with originating and retaining profitable relationships with high credit quality customers. As part of our response we may test new means of marketing to complement our direct mail offers, build additional marketing alliances with companies focused on the small business market and develop additional offerings to meet and anticipate the needs of small businesses and business professionals.

      Income (loss) from continuing operations includes the following business segment results for the years ended December 31:

($ in thousands, except per share amounts)	2004	2003	2002

Pretax income (loss):
Advanta Business Cards	$75,182	$56,250	$63,244
Venture Capital	(2,875)	(7,124)	(10,101)
Other(1)	0	0	(51,545)

Total pretax income	72,307	49,126	1,598
Income tax expense	28,034	18,913	17,170

Income (loss) from continuing operations	$44,273	$30,213	$(15,572)

Per combined common share, assuming dilution	$1.60	$1.21	$(0.63)

(1)	Other includes investment and other activities not attributable to the Advanta Business Cards or Venture Capital segments.
      Advanta Business Cards pretax income increased for the year ended December 31, 2004 as compared to 2003 due primarily to growth in average owned and securitized receivables and a decrease in net principal charge-off rates, partially offset by a decline in yields. Advanta Business Cards pretax income decreased for the year ended December 31, 2003 as compared to 2002 due primarily to a decline in yields that was partially offset by growth in both owned and securitized receivables, a decrease in net principal charge-off rates and a decrease in operating expenses as a percentage of owned and securitized receivables.
      The decreases in yields reflect our competitively-priced offerings and products, including promotional pricing and rewards, designed to selectively attract and retain high credit quality customers and to respond to the competitive environment. We are experiencing the benefits of high credit quality customers in lower delinquency and charge-off rates and increased transaction volume, and we expect these benefits to continue in future periods.
      Our Venture Capital segment represents the operating results of venture capital investment activities. We make venture capital investments through certain of our affiliates. In recent years, we have limited our new investment activity and we presently do not expect to make significant additional investments. We actively monitor the performance of our venture capital investments, and officers of our investment affiliates participate on the boards of directors of certain investees. Venture Capital segment results include pretax investment losses of $1.5 million for the year ended December 31, 2004, $3.8 million for 2003 and $6.9 million for 2002, which reflect the market conditions for our venture capital investments in each respective period. Venture Capital pretax loss for the year ended December 31, 2004 also includes $807 thousand of expenses relating to the lease commitments and severance costs associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004.
      Income from continuing operations for the year ended December 31, 2002 includes a pretax charge of $43.0 million related to a ruling in the litigation associated with the transfer of our consumer credit card business in 1998. See discussion regarding recent developments in this litigation in Note 23 to the consolidated financial statements. Other for the year ended December 31, 2002 also includes net interest expense on excess liquidity not attributable to the Advanta Business Cards or Venture Capital segments.

      Gain (loss), net, on discontinuance of mortgage and leasing businesses had the following components for the years ended December 31:

($ in thousands, except per share amounts)	2004	2003	2002

Mortgage business pretax loss on discontinuance	$(3,270)	$(2,600)	$(25,300)
Leasing business pretax gain (loss) on discontinuance	4,035	(600)	11,300
Income tax (expense) benefit	(297)	1,232	5,390

Gain (loss), net, on discontinuance of mortgage and leasing businesses	$468	$(1,968)	$(8,610)

Per combined common share, assuming dilution	$0.02	$(0.08)	$(0.34)

      Effective February 28, 2001, we completed our exit from the mortgage business through a purchase and sale agreement with Chase Manhattan Mortgage Corporation as buyer (the “Mortgage Transaction”), resulting in an estimated pretax gain for the year ended December 31, 2001 of $20.8 million. In the years ended December 31, 2004, 2003 and 2002, we revised our estimate of costs related to our exit from the mortgage business and recognized pretax losses on discontinuance of the mortgage business as shown in the table above. In connection with the discontinuance of the leasing business, we recorded a $4.3 million pretax loss effective December 31, 2000, representing the estimated operating results through the remaining term of the leasing portfolio. In the years ended December 31, 2004, 2003 and 2002, we revised our estimate and recognized pretax gains or losses on discontinuance of the leasing business as shown in the table above. See “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2 to the consolidated financial statements. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in estimates could have a material impact on our financial position or results of operations. We have identified the following as our most critical accounting policies and estimates because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have discussed the development, selection and disclosure of the critical accounting policies and estimates with the Audit Committee of our Board of Directors. Where management has provided sensitivities below, they depict only certain possibilities out of a large set of possible scenarios. These sensitivities do not reflect management’s expectation regarding future expected changes and are for demonstrative purposes only.

Allowance for Receivable Losses
Receivables on the consolidated balance sheets are presented net of the allowance for receivable losses. We establish the allowance for receivable losses as losses are estimated to have occurred through provisions charged to earnings. We report provisions for credit losses, representing the portion of receivable losses attributable to principal, separately on the consolidated income statements. We record provisions for interest and fee losses as direct reductions to interest and fee income. The allowance for receivable losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of receivables in light of historical experience by receivable type, the nature and volume of the receivable portfolio, adverse situations that may affect the borrowers’ ability to repay and prevailing economic conditions. Since our business credit card receivable portfolio is comprised of smaller balance homogeneous receivables, we generally evaluate the receivables collectively for impairment through the use of a migration analysis as well as the consideration of other factors that may indicate increased risk of loss, such as bankrupt accounts, overlimit accounts or accounts that have been re-aged or entered a credit counseling program. A migration analysis is a technique used to estimate the likelihood that a receivable will progress through various delinquency stages and ultimately charge off. The allowance evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in economic conditions, the composition and risk characteristics of the receivables portfolio, bankruptcy laws or other regulatory policies could impact our credit losses. A 10% change in the allowance for business credit card receivable losses at December 31, 2004 would impact the allowance for receivable losses and pretax income of the Advanta Business Cards segment by $4.9 million. See Note 5 to the consolidated financial statements for a rollforward of the allowance for receivable losses including provisions and charge-offs in each reporting period.

Securitization Income
A significant portion of our funding for the Advanta Business Cards segment is through securitizations. Retained interests in securitizations are included in accounts receivable from securitizations on the consolidated balance sheets. These assets are carried at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income on the consolidated income statements. We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis when quoted market prices are not available. We estimate the cash flows of the retained interest-only strip as the excess of the weighted average interest yield on the pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and an estimate of future credit losses over the life of the existing receivables. We discount cash flows from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. The discounted cash flow analysis requires estimates that are susceptible to significant revision as more information becomes available. Changes in economic conditions, market interest rates and pricing spreads, changes in the level of payments on securitized receivables, the composition and risk characteristics of the securitized receivables, bankruptcy laws or other regulatory policies could cause actual cash flows from the securitized receivables to vary from management’s estimates. Note 6 to the consolidated financial statements summarizes the key assumptions used to estimate the fair value of retained interests in securitizations during each of the reporting periods and at December 31, 2004 and 2003. It also includes a sensitivity analysis of the valuations of retained interests in securitizations, assuming two changes in each of those assumptions at December 31, 2004.

Business Credit Card Rewards Programs
We offer cash back rewards and/or business rewards programs with the majority of our business credit cards. We estimate the costs of future reward redemptions and record a liability at the time cash back rewards or business rewards are earned by the cardholder. These costs of future reward redemptions are recorded as a reduction of other revenues on the consolidated income statements. Estimates of the costs of future reward redemptions require management to make predictions about future cardholder behavior, including assumptions regarding the percentage of earned rewards that cardholders will ultimately redeem and the cost of business rewards. We base the assumptions on historical experience, consideration of changes in portfolio composition and changes in the rewards programs, including redemption terms. It is reasonably possible that actual results will differ from our estimates or that our estimated liability for these programs may change. If either the estimated percentage of earned rewards that cardholders will ultimately redeem for each program or the estimated cost per redeemed reward point increased by 10% at December 31, 2004, other revenues of the Advanta Business Cards segment would decrease by $1.9 million and our liabilities would increase by the same amount.
      We revised our estimated costs of future reward redemptions in each of the years ended December 31, 2004, 2003 and 2002 as discussed in Note 17 to the consolidated financial statements. The changes in estimated costs of future reward redemptions decreased other revenue by $2.7 million in the year ended December 31, 2004 and increased other revenues by $2.8 million in 2003 and $1.9 million in 2002.

Litigation Contingencies
We estimate our litigation reserves based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. Litigation reserves are included in other liabilities on the consolidated balance sheets if related to continuing operations. Changes in estimates or other charges related to litigation are included in operating expenses of the respective business segment if related to continuing operations. For a discussion of discontinued operations estimates, see “Discontinued Operations” below. In the year ended December 31, 2002, we recorded a $43 million loss on transfer of consumer credit card business in connection with a ruling issued by the court in the Fleet Financial Group, Inc. (“Fleet”) litigation. This charge was classified in continuing operations as a loss on transfer of consumer credit card business in noninterest revenues, consistent with the classification of the gain on transfer of consumer credit card business of $541 million in 1998. See Note 23 to the consolidated financial statements and also the ‘’Liquidity, Capital Resources and Analysis of Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of recent developments in the Fleet litigation. In addition, other operating expenses for the year ended December 31, 2002 were reduced by a $1.1 million decrease in litigation reserves resulting from a reduction of damages in a jury verdict in a case involving a former executive. See Note 11 to the consolidated financial statements for further discussion of litigation contingencies.

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
      Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies could materially affect our tax estimates and are outside of our control. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Changes in estimates of deferred tax asset realizability or effective tax rates may impact the income tax expense of a specific business segment or affect all business segments, depending on the circumstances associated with the change in estimate. The net deferred tax asset is included in other assets on the consolidated balance sheets.
      In establishing the valuation allowance on the deferred tax asset, we consider (1) estimates of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. Estimates of expected future taxable income are based on forecasts for continuing operations over a reasonable forecasting horizon and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast the business credit card market and the competitive and general economic environment in future periods. A 10% change in the estimated realizability of our net deferred tax assets related to net operating losses would impact deferred tax assets and income tax expense by $1.1 million at December 31, 2004.
      In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America Corporation (“Bank of America”). The settlement results in a reduction of our deferred tax asset related to net operating loss carryforwards and a reduction in the valuation allowance in the first quarter of 2005. See Note 23 to the consolidated financial statements for further discussion.

Discontinued Operations
Our exit from the mortgage business and discontinuance of the leasing business represent the disposal of business segments and the results of these segments are classified as discontinued operations in all periods presented. We use estimates of future cash flows in the accounting for discontinued operations, including estimates of the future costs of mortgage business-related litigation and estimates of operating results through the remaining term of the leasing portfolio. Estimates regarding mortgage business-related litigation include assumptions about the number of future claims, the resolution of existing claims, the anticipated timeframe of proceedings and potential recoveries from insurance reimbursements. Estimates of future leasing operating results through the remaining term of the leasing portfolio include estimates of credit performance, asset realization rates, fee revenues and operating expenses, including sales tax assessments.
      Discontinued operations estimates are based on historical experience, current levels of contingent liabilities and our current expectations regarding the ultimate resolutions of those contingent liabilities. As all estimates used are influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Changes in estimates related to discontinued operations are included in gain (loss), net, on discontinuance of mortgage and leasing businesses on the consolidated income statements. We have made significant changes to these estimates in recent years. Estimates of leasing business operating results increased $4.0 million in the year ended December 31, 2004, decreased $600 thousand in 2003, and increased $11.3 million in 2002. The estimated costs of mortgage business-related litigation increased by $3.3 million in the year ended December 31, 2004, $2.6 million in 2003 and $25.3 million in 2002. See the “Discontinued Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed description of the nature of changes in discontinued operations estimates in the reporting periods.
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

($ in thousands)	2004	2003	2002

Average owned receivables	$626,383	$588,219	$472,103
Average securitized receivables	$2,524,547	$2,238,157	$1,727,864
Cardholder transaction volume	$8,256,552	$7,041,114	$5,464,033
New account originations	130,563	170,544	241,869
Average number of active accounts(1)	582,625	586,342	517,876
Ending number of accounts at December 31	777,943	786,700	780,326

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the years ended December 31.
      We continually enhance our targeting and decision models used in identifying prospective customers. The decreases in new account originations in the years ended December 31, 2004 and 2003 are due primarily to refinements in our targeting and decision models that increased the selectivity of our customer acquisitions. The timing of marketing campaigns and the competitive environment also impact the number of accounts we originate. We expect the volume of new account originations in the year ended December 31, 2005 to be higher than the volume of new account originations in 2004, based on the number and timing of planned marketing campaigns and other strategic initiatives.
      We expect managed business credit card receivables to grow 10% to 20% and owned receivables to grow 23% to 33% in the year ended December 31, 2005, based on our current plans and strategies. The following is a reconciliation of projected estimated owned business credit card receivable growth to managed business credit card receivable growth:

		Projected Estimate at December 31, 2005
	Actual at
	December 31,	Low End of	Percentage	High End of	Percentage
($ in thousands)	2004	Range	Increase	Range	Increase

Owned receivables	$730,483	$898,500	23.0%	$971,500	33.0%
Securitized receivables	2,564,147	2,725,500	6.3%	2,982,500	16.3%

Managed receivables	$3,294,630	$3,624,000	10.0%	$3,954,000	20.0%

      Pretax income for Advanta Business Cards was $75.2 million for the year ended December 31, 2004 as compared to $56.3 million for the year ended December 31, 2003 and $63.2 million for the year ended December 31, 2002. The components of pretax income for Advanta Business Cards for the years ended December 31 were as follows:

($ in thousands)	2004	2003	2002

Net interest income on owned interest-earning assets	$63,415	$55,621	$55,204
Noninterest revenues	285,610	266,475	246,957
Provision for credit losses	(42,486)	(45,670)	(40,006)
Operating expenses	(231,357)	(220,176)	(198,911)

Pretax income	$75,182	$56,250	$63,244

      Net interest income on owned interest-earning assets increased by $7.8 million for the year ended December 31, 2004 as compared to 2003. The increase in net interest income in 2004 was due primarily to a decrease in the cost of funding on-balance sheet assets and an increase in average owned business credit card receivables of $38.2 million, partially offset by a decrease in yields on owned business credit card receivables. The decrease in the cost of funding on-balance sheet assets in 2004 was due primarily to the principal collections of receivables allocated to the Series 2000-B securitization during its amortization period in 2003 that resulted in higher levels of on-balance sheet assets and therefore, higher costs of funding for 2003. The increase in net interest income on owned interest-earning assets of $417 thousand for the year ended December 31, 2003 as compared to 2002 was due primarily to an increase in average owned business credit card receivables of $116.1 million, partially offset by a decline in yields. The cost of funding higher on-balance sheet assets in 2003 discussed above did not result in a significant variance in net interest income in 2003 as compared to 2002 because the impact was offset by a decrease in the prevailing interest rate environment in 2003 as compared to 2002. The decreases in yields earned on our business credit cards in both 2004 and 2003 were a result of our competitively-priced offerings and products.
      Noninterest revenues include securitization income, servicing revenues, interchange income, business credit card rewards costs and other fee revenues. The increases in noninterest revenues for the years ended December 31, 2004 and 2003 were due primarily to higher transaction volume that resulted in higher interchange income, and increased volume of securitized business credit card receivables that produced higher securitization income and servicing fees. Noninterest revenues also include the impact of changes in estimated costs of future reward redemptions in each reporting period. See further discussion in the “Other Revenues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The decrease in provision for credit losses for the year ended December 31, 2004 as compared to 2003 reflects a reduction in the estimate of losses inherent in the portfolio based on the delinquency and principal charge-off trends and the current composition of the portfolio as compared to 2003, partially offset by the increase in average owned business credit card receivables. The increase in the provision for credit losses for the year ended December 31, 2003 as compared to 2002 primarily reflects the increase in average owned business credit card receivables, partially offset by a reduction in the estimate of losses inherent in the portfolio based on the delinquency and principal charge-off trends and the composition of the portfolio as compared to 2002.
      The increase in operating expenses for the year ended December 31, 2004 as compared to 2003 was due primarily to an increase in salaries and employee benefits expense including higher incentive compensation expense resulting from improved earnings and collections performance, and personnel hired in connection with initiatives to originate and retain relationships with high credit quality customers. In addition, salaries and employee benefits expenses in 2004 include executive compensation expense incurred related to changes in senior management. Marketing expense also increased in 2004 as compared to 2003 due primarily to costs incurred related to our development of alliances with other organizations serving segments of the small business market and amortization expense on marketing rights related to certain of these alliances, as well as increased marketing activity in response to the competitive environment. Operating expenses reflect decreases in the amortization of deferred origination costs, due to the number and timing of new account originations. The increase in operating expenses for the year ended December 31, 2003 as compared to 2002 resulted from growth in owned and securitized receivables and additional investments in initiatives to strengthen our position as a leading issuer of business credit cards to the small business market.
Venture Capital
The components of pretax loss for our Venture Capital segment for the years ended December 31 were as follows:

($ in thousands)	2004	2003	2002

Net interest expense	$(311)	$(481)	$(711)
Realized gains (losses), net	1,162	(1,809)	(48)
Unrealized losses, net	(2,678)	(2,034)	(6,860)
Other revenues	0	0	16
Operating expenses	(1,048)	(2,800)	(2,498)

Pretax loss	$(2,875)	$(7,124)	$(10,101)

      As shown in the table above, pretax loss for our Venture Capital segment is comprised primarily of realized and unrealized gains or losses on our venture capital investments, which reflect the market conditions for those investments in each respective period, and operating expenses. The estimated fair value of our venture capital investments was $5.3 million at December 31, 2004 and $9.5 million at December 31, 2003. Operating expenses for the year ended December 31, 2004 include expenses associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004, consisting of $571 thousand of expense relating to lease commitments and $236 thousand of severance costs. Due to the closure of the operational location, we expect to incur minimal operating expenses in the Venture Capital segment in future periods. Operating expenses for the year ended December 31, 2003 include approximately $410 thousand of lease termination costs paid in 2003.
Interest Income and Expense
Interest income decreased by $1.7 million to $106.7 million for the year ended December 31, 2004 as compared to 2003. The decrease was due primarily to a decrease in the average yield earned on our business credit card receivables, an $89.7 million decrease in the average balance of federal funds sold and a $68.1 million decrease in average restricted interest-bearing deposits. The average yield earned on our business credit card receivables decreased in 2004 as compared to 2003 as a result of our competitively-priced offerings and products, partially offset by higher short-term interest rates. The impact of the decrease in yields was partially offset by a $38.2 million increase in average business credit card receivables in 2004 as compared to 2003.
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
      Interest expense for the year ended December 31, 2004 includes $9.2 million of interest expense on subordinated debt payable to preferred securities trust. Our adoption of Financial Accounting Standards Board

(“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46”), as revised, resulted in the deconsolidation of the subsidiary trust that issued our trust preferred securities effective December 31, 2003. As a result of the deconsolidation of that trust, the consolidated income statement includes interest expense on subordinated debt payable to preferred securities trust beginning January 1, 2004, as compared to the periods through December 31, 2003 that included payments on the trust preferred securities classified as minority interest in income of consolidated subsidiary.
      For the year ended December 31, 2004, interest expense decreased by $2.7 million to $45.6 million as compared to 2003. The decrease in interest expense is due primarily to decreases in our average deposits and debt outstanding, partially offset by the increase of $9.2 million related to interest expense on subordinated debt payable to preferred securities trust described above. Average balances of deposits and debt outstanding decreased $284 million for the year ended December 31, 2004 as compared to 2003. Average debt and deposits for the year ended December 31, 2003 reflected the funding of higher levels of on-balance sheet receivables and assets as a result of securitizations in their amortization periods in 2003. We expect our average cost of funds on deposits to increase in future periods based on the current market expectations for future interest rates and our anticipated funding needs resulting from expected higher levels of on-balance sheet receivables and assets at Advanta Bank Corp. in 2005. However, this may not result in an increase in our aggregate average cost of funds due to the fluctuation in funding mix and our parent company liquidity position in 2005 that will provide us with the flexibility to manage our debt pricing and maturities. See further discussion in the “Liquidity, Capital Resources and Analysis of Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We expect higher levels of average on-balance sheet receivables and assets for the year ended December 31, 2005 as compared to 2004 as a result of our current growth plans and strategies and securitizations in their amortization periods in 2005.
      For the year ended December 31, 2003, interest expense increased by $728 thousand to $48.3 million as compared to 2002. The increase in interest expense in 2003 was due to increases in our average interest-bearing liabilities outstanding, partially offset by a decrease in our average cost of funds. Our average outstanding deposits and debt increased $305 million for the year ended December 31, 2003 as compared to 2002. Our average cost of funds decreased from 5.17% for the year ended December 31, 2002 to 3.80% for the year ended December 31, 2003. The decrease in our average cost of funds is primarily a result of the prevailing interest rate environment in those periods, partially offset by an increase in the weighted average maturity of our debt securities at the time of origination and our deposit origination strategy related to funding and growth in average on-balance sheet assets during 2003.
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

Interest Rate Analysis and Average Balances

	Year Ended December 31,

	2004			2003			2002

	Average		Average	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Owned receivables:
Business credit cards(1)	$626,383	$82,054	13.10%	$588,219	$83,511	14.20%	$472,103	$81,391	17.24%
Other receivables	11,406	525	4.60	20,794	924	4.44	27,600	1,278	4.63

Total receivables	637,789	82,579	12.95	609,013	84,435	13.86	499,703	82,669	16.54
Federal funds sold	279,952	3,824	1.37	369,631	4,139	1.12	272,301	4,516	1.66
Restricted interest-bearing deposits	10,045	100	1.00	78,121	936	1.20	95,482	1,537	1.61
Tax-free investments(2)	806	45	5.58	707	54	7.64	1,281	84	6.56
Taxable investments	169,618	3,037	1.79	170,083	2,507	1.47	127,197	4,124	3.24
Retained interests in securitizations	151,770	17,140	11.29	140,127	16,311	11.64	96,185	10,658	11.08
Interest-earning assets of discontinued operations	40,624	4,207	10.36	62,775	7,012	11.17	52,238	5,391	10.32

Total interest-earning assets(3)	1,290,604	$110,932	8.60%	1,430,457	$115,394	8.07%	1,144,387	$108,979	9.52%
Noninterest-earning assets	301,726			516,103			465,730

Total assets	$1,592,330			$1,946,560			$1,610,117

Interest-bearing liabilities:
Deposits:
Money market savings	$2,962	$85	2.88%	$2,610	$34	1.31%	$168	$4	2.38%
Time deposits under $100,000	338,547	9,715	2.87	428,268	13,207	3.08	329,414	13,675	4.15
Time deposits of $100,000 or more	348,957	10,120	2.90	507,172	14,174	2.79	316,827	12,528	3.95

Total deposits	690,466	19,920	2.89	938,050	27,415	2.92	646,409	26,207	4.05
Debt	281,973	17,445	6.19	318,026	20,337	6.39	304,893	23,043	7.56
Subordinated debt payable to preferred securities trust	103,093	9,158	8.88	0	0	0.00	0	0	0.00
Other borrowings	145	2	1.58	562	8	1.43	3,527	67	1.90

Total interest-bearing liabilities(4)	1,075,677	$46,525	4.33%	1,256,638	$47,760	3.80%	954,829	$49,317	5.17%
Non interest-bearing liabilities	149,535			261,877			193,182

Total liabilities	1,225,212			1,518,515			1,148,011
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp. (trust preferred securities)	0			100,000			100,000
Stockholders’ equity	367,118			328,045			362,106

Total liabilities and stockholders’ equity	$1,592,330			$1,946,560			$1,610,117

Net interest spread			4.27%			4.27%			4.35%

Net interest margin			4.99%			4.73%			5.21%

(1)	Interest income includes late fees for owned business credit card receivables of $5.8 million for the year ended December 31, 2004, $6.7 million for the year ended December 31, 2003 and $7.8 million for the year ended December 31, 2002.
(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.
(3)	Includes assets held and available for sale and nonaccrual receivables.
(4)	Includes funding of assets for both continuing and discontinued operations.

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

	2004 vs. 2003				2003 vs. 2002

	Increase (Decrease) Due to				Increase (Decrease) Due to

			Changes				Changes
	Changes	Changes	in	Total	Changes	Changes	in	Total
	in	in	Rate/	Increase	in	in	Rate/	Increase
($ in thousands)	Volume(1)	Rate(2)	Volume(3)	(Decrease)	Volume(1)	Rate(2)	Volume(3)	(Decrease)

Interest income from:
Owned receivables:
Business credit cards	$5,419	$(6,470)	$(406)	$(1,457)	$20,018	$(14,352)	$(3,546)	$2,120
Other receivables	(417)	33	(15)	(399)	(315)	(52)	13	(354)
Federal funds sold	(1,004)	924	(235)	(315)	1,616	(1,470)	(523)	(377)
Restricted interest-bearing deposits	(817)	(156)	137	(836)	(280)	(391)	70	(601)
Tax-free investments	8	(15)	(2)	(9)	(38)	14	(6)	(30)
Taxable investments	(7)	544	(7)	530	1,390	(2,251)	(756)	(1,617)
Retained interests in securitizations	1,355	(490)	(36)	829	4,869	539	245	5,653
Interest-earning assets of discontinued operations	(2,474)	(508)	177	(2,805)	1,087	444	90	1,621

Total interest income	$2,063	$(6,138)	$(387)	$(4,462)	$28,347	$(17,519)	$(4,413)	$6,415

Interest expense on:
Deposits:
Money market savings	$5	$41	$5	$51	$58	$(2)	$(26)	$30
Time deposits under $100,000	(2,763)	(899)	170	(3,492)	4,102	(3,525)	(1,045)	(468)
Time deposits of $100,000 or more	(4,414)	558	(198)	(4,054)	7,519	(3,675)	(2,198)	1,646
Debt	(2,304)	(636)	48	(2,892)	993	(3,567)	(132)	(2,706)
Subordinated debt payable to preferred securities trust	9,158	0	0	9,158	0	0	0	0
Other borrowings	(6)	1	(1)	(6)	(56)	(17)	14	(59)

Total interest expense	(324)	(935)	24	(1,235)	12,616	(10,786)	(3,387)	(1,557)

Net interest income	$2,387	$(5,203)	$(411)	$(3,227)	$15,731	$(6,733)	$(1,026)	$7,972

(1)	Equals change in volume multiplied by prior year rate.
(2)	Equals change in rate multiplied by prior year volume.
(3)	Equals change in rate multiplied by change in volume.
Provision and Allowance for Receivable Losses
For the year ended December 31, 2004, provision for credit losses on a consolidated basis decreased $3.1 million to $42.4 million as compared to 2003. For the year ended December 31, 2004, the provision for interest and fee losses, which is recorded as a direct reduction to interest and fee income, decreased by $1.9 million to $9.7 million as compared to 2003. The decreases in provision for credit losses and provision for interest and fee losses were due primarily to a reduction in the estimate of losses inherent in the portfolio based on delinquency and principal charge-off trends and the current composition of the portfolio that included more high credit quality customers, partially offset by growth in average owned business credit card receivables of $38.2 million for the year ended December 31, 2004 as compared to 2003.
      For the year ended December 31, 2003, the provision for credit losses increased by $4.5 million to $45.4 million as compared to 2002. The increase was due primarily to growth in average owned business credit card receivables of $116 million for the year ended December 31, 2003 as compared to 2002. The impact of the growth in owned receivables was partially offset by a reduction in the estimate of losses inherent in the portfolio based on the improved delinquency and principal charge-off trends and the composition of the portfolio in 2003 as compared to 2002.
      For the year ended December 31, 2003, the provision for interest and fee losses increased by $4.7 million to $11.6 million as compared to 2002. The increase was due to a change in income billing practice effective October 1, 2002 and the increase in average owned business credit card receivables for the year ended December 31, 2003 as compared to 2002. Prior to October 1, 2002, the billing and recognition of interest and fees was discontinued when the related receivable became 90 days past due or when the account was classified as fraudulent, bankrupt, deceased, hardship or credit counseling. Effective October 1, 2002, we continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses. The billing and recognition of interest and fees is still discontinued when the account is classified as fraudulent, bankrupt, deceased, hardship or credit counseling.
      The allowance for receivable losses on business credit card receivables was $49.2 million as of December 31, 2004, or 6.73% of owned receivables, which was lower as a percentage of owned receivables than the allowance of $47.0 million, or 9.08% of owned receivables, as of December 31, 2003. Owned business credit card receivables increased to $730 million at December 31, 2004 from $518 million at December 31, 2003. The decrease in allowance as a percentage of owned receivables is due to a reduction in the estimate of losses inherent in the portfolio based on delinquency and principal charge-off trends and the current composition of the portfolio that included more high credit quality customers as compared to December 31, 2003. In addition, refinements and enhancements to our procedures and tools used in the risk management of existing customers have helped to reduce credit risk in the portfolio. Owned business credit card receivables 90 or more days delinquent were 1.87% as a percentage of ending receivables at December 31, 2004 as compared to 2.45% at December 31, 2003. Owned business credit card receivables 30 or more days delinquent were 3.87% as a percentage of ending receivables at December 31, 2004 as compared to 4.88% at December 31, 2003.
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
      Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, and there may be month-to-month or quarterly variations in losses or delinquencies, we anticipate that the owned and managed net principal charge-off rates for the year ended December 31, 2005 will be lower than those experienced for the year ended December 31, 2004. This expectation is based upon the level of receivables 90 days or more delinquent and bankruptcy petitions at December 31, 2004 as well as the current composition of the portfolio that reflects our strategic initiative to selectively attract and retain high credit quality customers.

      The following table provides credit quality data as of and for the year-to-date periods indicated for our owned receivable portfolio including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit cards and other receivables. Accounts previously reported as delinquent that have been re-aged after meeting prescribed criteria and are not reported in delinquency statistics at December 31, 2004 totaled $8.6 million. Gross interest income that would have been recorded for nonaccrual receivables, had interest been accrued throughout the year in accordance with the assets’ original terms, was $2.9 million for the year ended December 31, 2004, $2.6 million for 2003 and $4.6 million for 2002.

	December 31,

($ in thousands)	2004(1)	2003(1)	2002(1)	2001	2000

Consolidated — Owned
Allowance for receivable losses	$50,478	$48,454	$46,159	$41,971	$33,367
Receivables 30 days or more delinquent	28,369	25,413	25,197	29,520	19,395
Receivables 90 days or more delinquent	13,638	12,808	12,755	14,474	9,090
Accruing receivables past due 90 days or more	12,233	11,320	10,535	0	0
Nonaccrual receivables	11,393	7,978	5,525	20,052	10,700
As a percentage of gross receivables:
Allowance for receivable losses	6.81%	9.06%	9.81%	9.44%	9.29%
Receivables 30 days or more delinquent	3.83	4.75	5.35	6.64	5.40
Receivables 90 days or more delinquent	1.84	2.39	2.71	3.26	2.53
Accruing receivables past due 90 days or more	1.65	2.12	2.24	0.00	0.00
Nonaccrual receivables	1.54	1.49	1.17	4.51	2.98
Net principal charge-offs	$39,943	$43,704	$37,416	$27,372	$17,807
As a percentage of average gross receivables:
Net principal charge-offs	6.26%	7.18%	7.49%	6.67%	4.21%

Business Credit Cards — Owned
Allowance for receivable losses	$49,190	$47,041	$44,466	$41,169	$33,165
Receivables 30 days or more delinquent	28,287	25,301	23,406	28,040	18,512
Receivables 90 days or more delinquent	13,638	12,696	11,959	13,891	8,530
Accruing receivables past due 90 days or more	12,233	11,320	10,535	0	0
Nonaccrual receivables	11,393	7,866	4,729	19,469	10,140
As a percentage of gross receivables:
Allowance for receivable losses	6.73%	9.08%	9.99%	9.89%	9.90%
Receivables 30 days or more delinquent	3.87	4.88	5.26	6.74	5.52
Receivables 90 days or more delinquent	1.87	2.45	2.69	3.34	2.55
Accruing receivables past due 90 days or more	1.67	2.19	2.37	0.00	0.00
Nonaccrual receivables	1.56	1.52	1.06	4.68	3.03
Net principal charge-offs	$39,936	$43,670	$37,400	$27,369	$17,805
As a percentage of average gross receivables:
Net principal charge-offs	6.38%	7.42%	7.92%	7.16%	4.45%

(1)	See “Interest and Fee Income on Receivables” in Note 2 to the consolidated financial statements for a discussion of the change in income billing practice effective October 1, 2002.
Securitization Income
Securitization income was $124.8 million for the year ended December 31, 2004, $122.8 million for 2003 and $119.0 million for 2002. The increase in securitization income in 2004 as compared to 2003 was due to the positive impacts from increased volume of securitized receivables and a decrease in the net principal charge-off rate on securitized receivables, partially offset by a decrease in yield on securitized receivables and an increase in the floating interest rates earned by noteholders. The increase in the floating interest rates earned by noteholders resulted from the rising interest rate environment, which we expect may continue in 2005 based on the current market expectations for future interest rates. The increase in securitization income in 2003 as compared to 2002 was due to increased volume of securitized receivables, a decrease in the floating interest rates earned by noteholders and a decrease in the net principal charge-off rate on securitized receivables, partially offset by a decrease in yield on securitized receivables. The fluctuations in yields and net principal charge-off rates on our securitized receivables are similar to those experienced in our owned business credit card receivables as discussed in the “Interest Income and Expense” and “Provision and Allowance for Receivable Losses” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Managed Receivable Data
In addition to evaluating the financial performance of the Advanta Business Cards segment under GAAP, we evaluate Advanta Business Cards’ performance on a managed basis. Our managed business credit card receivable portfolio is comprised of both owned and securitized business credit card receivables. We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Managed data presents performance as if the securitized receivables had not been sold. We believe that performance on a managed basis provides useful supplemental information because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables. Revenue and credit data on the managed portfolio provides additional information useful in understanding the performance of the retained interests in securitizations. The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

	Income Statement Measures and Statistics

					Advanta
	Advanta				Business
	Business	GAAP	Securitization		Cards	Managed
($ in thousands)	Cards GAAP	Ratio(3)	Adjustments		Managed	Ratio(3)

Year Ended December 31, 2004
Interest income	$99,194	12.75%	$364,240		$463,434	14.71%
Interest expense	35,779	4.60	53,731		89,510	2.84
Net interest income	63,415	8.15	310,509		373,924	11.87
Noninterest revenues	285,610	36.70	(140,485)		145,125	4.61
Provision for credit losses	42,486	5.46	170,024	(2)	212,510	6.75
Risk-adjusted revenues(1)	306,539	39.39	0		306,539	9.73
Average business credit card interest-earning assets	778,153		2,372,777		3,150,930
Average business credit card receivables	626,383		2,524,547		3,150,930
Net principal charge-offs	39,936	6.38	170,024		209,960	6.66

Year Ended December 31, 2003
Interest income	$99,822	13.71%	$350,334		$450,156	15.93%
Interest expense	44,201	6.07	39,649		83,850	2.97
Net interest income	55,621	7.64	310,685		366,306	12.96
Noninterest revenues	266,475	36.59	(131,147)		135,328	4.79
Provision for credit losses	45,670	6.27	179,538	(2)	225,208	7.97
Risk-adjusted revenues(1)	276,426	37.95	0		276,426	9.78
Average business credit card interest-earning assets	728,346		2,098,030		2,826,376
Average business credit card receivables	588,219		2,238,157		2,826,376
Net principal charge-offs	43,670	7.42	179,538		223,208	7.90

Year Ended December 31, 2002
Interest income	$92,049	16.20%	$318,970		$411,019	18.68%
Interest expense	36,845	6.48	38,923		75,768	3.44
Net interest income	55,204	9.71	280,047		335,251	15.24
Noninterest revenues	246,957	43.46	(123,765)		123,192	5.60
Provision for credit losses	40,006	7.04	156,282	(2)	196,288	8.92
Risk-adjusted revenues(1)	262,155	46.13	0		262,155	11.92
Average business credit card interest-earning assets	568,288		1,631,679		2,199,967
Average business credit card receivables	472,103		1,727,864		2,199,967
Net principal charge-offs	37,400	7.92	156,282		193,682	8.80

(1)	Risk-adjusted revenues represent net interest income and noninterest revenues, less provision for credit losses.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs.

(3)	Ratios are as a percentage of average business credit card interest-earning assets except net principal charge-off ratios, which are as a percentage of average business credit card receivables.

	Balance Sheet Measures and Statistics

				Advanta
	Advanta			Business
	Business	GAAP	Securitization	Cards	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments	Managed	Ratio(1)

As of December 31, 2004
Number of business credit card accounts	777,943		N/A	777,943
Ending business credit card receivables	$730,483		$2,564,147	$3,294,630
Receivables 30 days or more delinquent	28,287	3.87%	107,546	135,833	4.12%
Receivables 90 days or more delinquent	13,638	1.87	51,770	65,408	1.99
Accruing receivables past due 90 days or more	12,233	1.67	45,981	58,214	1.77
Nonaccrual receivables	11,393	1.56	43,114	54,507	1.65

As of December 31, 2003
Number of business credit card accounts	786,700		N/A	786,700
Ending business credit card receivables	$518,040		$2,463,747	$2,981,787
Receivables 30 days or more delinquent	25,301	4.88%	148,177	173,478	5.82%
Receivables 90 days or more delinquent	12,696	2.45	74,762	87,458	2.93
Accruing receivables past due 90 days or more	11,320	2.19	66,376	77,696	2.61
Nonaccrual receivables	7,866	1.52	47,381	55,247	1.85

(1)	Ratios are as a percentage of ending business credit card receivables.
Servicing Revenues
Servicing revenues were $49.5 million for the year ended December 31, 2004, $40.7 million for 2003 and $34.0 million for 2002. The increases in servicing revenues in 2004 and 2003 were due to increased volume of securitized business credit card receivables.
Other Revenues

	Year Ended December 31,

($ in thousands)	2004	2003	2002

Interchange income	$140,534	$118,294	$93,023
Business credit cards cash back rewards	(24,713)	(19,400)	(2,500)
Business credit cards business rewards	(16,513)	(9,870)	(10,042)
Balance transfer fees	4,572	5,007	3,545
Cash usage fees	3,097	3,061	3,602
Other business credit card fees	2,911	4,181	4,684
Earnings on investment in Fleet Credit Card Services, L.P.	2,545	3,150	0
Investment securities losses, net	(1,498)	(3,651)	(6,169)
Valuation adjustments on other receivables held for sale	0	50	(1,085)
Other, net	2,621	4,156	2,094

Total other revenues, net	$113,556	$104,978	$87,152

      Interchange income includes interchange fees on both owned and securitized business credit cards. The increases in interchange income for the years ended December 31, 2004 and 2003 as compared to prior periods were due primarily to higher transaction volume. The average interchange rate was 2.1% in each of the years ended December 31, 2004, 2003, and 2002.
      The increases in business credit cards cash back rewards for the years ended December 31, 2004 and 2003 as compared to prior periods were due primarily to increases in average business credit card accounts in the cash back rewards programs.
      The fluctuations in business credit cards business rewards in the years ended December 31, 2004 and 2003 as compared to prior periods were due primarily to changes in estimates of anticipated costs of redemptions. Estimates of costs of future reward redemptions increased by $2.7 million in the year ended

December 31, 2004 as compared to a decrease of $2.8 million in 2003 and a decrease of $1.9 million in 2002. See Note 17 to the consolidated financial statements for further discussion.
      The increase in balance transfer fees for the year ended December 31, 2003 as compared to 2002 was due primarily to an increase in balance transfer promotional offers included in our marketing campaigns that resulted in a higher volume of balance transfers.
      The decrease in cash usage fees for the year ended December 31, 2003 as compared to 2002 was due primarily to a decrease in the average fee charged on transactions due to promotional offers, partially offset by an increase in the number of cash usage transactions resulting from the promotional offers.
      As a result of our May 28, 2004 agreement with Bank of America and the combination of Bank of America’s and Fleet Credit Card Services, L.P.’s consumer credit card businesses, our partnership interest in Fleet Credit Card Services, L.P. represents an interest in the combined business. Subsequent to the date of the agreement with Bank of America, we have accounted for our investment in Fleet Credit Card Services, L.P. using the cost method and have recognized dividends received distributed from net accumulated earnings as income. Prior to the date of the agreement, we recognized earnings allocable to our partnership interest using the equity method. Cumulative estimated earnings allocable to our partnership interest as of December 31, 2002 were included in the calculation of loss on transfer of consumer credit card business in 2002 as a result of the trial court ruling on January 22, 2003 in the Fleet litigation.
      Investment securities losses, net, primarily represent realized and unrealized gains and losses in venture capital investments reflecting the market conditions for our investments in each respective period. Investment securities losses, net, also include net realized gains on other investments of $18 thousand for the year ended December 31, 2004, $192 thousand for the year ended December 31, 2003 and $738 thousand for the year ended December 31, 2002.
Loss on Transfer of Consumer Credit Card Business
On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court in connection with the transfer of our consumer credit card business in 1998. On January 22, 2003, the trial court issued a ruling on all but one of the issues that were to be determined at trial, and ordered further briefing on the remaining outstanding issue. Effective December 31, 2002, we recognized a $43.0 million pretax charge representing the estimated impact of implementing the court’s January 2003 decisions. This charge was classified in continuing operations as a loss on transfer of consumer credit card business, consistent with the classification of the gain on transfer of consumer credit card business of $541 million in 1998. On November 7, 2003, the court ruled on the remaining outstanding issue, the method for calculating the interest to be awarded, and ordered the parties to submit revised calculations in accordance with this ruling before it issued a judgment. On February 2, 2004, the court issued its final judgment and order in this litigation. There was no impact to the results of our operations in 2003 since, based on the final judgment and order, our reserves at December 31, 2003 were adequate. See Note 23 to the consolidated financial statements and also the “Liquidity, Capital Resources and Analysis of Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of recent developments in this litigation.

Operating Expenses

	Year Ended December 31,

($ in thousands)	2004	2003	2002

Salaries and employee benefits	$92,863	$76,062	$69,227
Amortization of deferred origination costs, net	33,508	49,923	49,597
Marketing	21,014	15,749	11,061
External processing	20,267	20,189	18,339
Professional fees	14,043	12,357	11,431
Equipment	11,173	11,292	10,676
Occupancy	8,695	8,467	6,612
Credit	5,781	5,055	5,607
Insurance	4,222	4,257	2,870
Travel and entertainment	4,213	3,251	2,384
Postage	3,514	3,604	3,470
Fraud	3,382	3,606	2,896
Other	11,623	11,353	7,571

Total operating expenses	$234,298	$225,165	$201,741

      Salaries and employee benefits increased for the year ended December 31, 2004 as compared to 2003 due to higher incentive compensation expense resulting from improved earnings and collections performance and personnel hired in connection with initiatives to originate and retain relationships with high credit quality customers. In addition, salaries and employee benefits in 2004 include $1.6 million of expense associated with executive compensation expense incurred in connection with changes in senior management and Venture Capital segment severance costs. Salaries and employee benefits increased for the year ended December 31, 2003 as compared to 2002 due primarily to growth in owned and securitized business credit card receivables.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which addresses accounting for equity-based compensation arrangements, including employee stock options. Upon implementation, entities are no longer able to account for equity-based compensation using the intrinsic value method. Entities are required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. The revised standard is effective for reporting periods beginning after June 15, 2005. As discussed in Note 2 to the consolidated financial statements, compensation expense for stock option plans in the three years ended December 31, 2004 was measured using the intrinsic value based method, rather than a fair value based method, so we expect the implementation of this standard to result in an increase in compensation expense related to stock option plans effective July 1, 2005. Compensation expense calculated in accordance with SFAS 123(R) in future periods may differ from the pro forma amounts disclosed in Note 2 to the consolidated financial statements for the three years ended December 31, 2004. The amount of compensation expense will vary depending on the number of options granted in 2005, the market value of our common stock and changes in other variables impacting stock option valuation estimates. In addition, upon adoption of SFAS 123(R), we may choose to use a different valuation model to estimate stock option fair value. Accordingly, we have not yet quantified the impact that the adoption of this statement will have on our results of operations.
      Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over the privilege period of one year. Amortization of deferred origination costs, net, decreased for the year ended December 31, 2004 as compared to 2003 due primarily to the number and timing of new account originations. We originated a significant volume of new accounts in the fourth quarter of 2002, and the costs to originate those accounts were included in amortization expense throughout most of 2003. For the year ended December 31, 2003 as compared to 2002, the volume of account originations in the fourth quarter of 2002 did not result in a significant increase in amortization of deferred origination costs due to a decrease in our average acquisition cost per account in 2003 as compared to 2002. The decrease in average acquisition cost per account in 2003 resulted from our competitively-priced offerings and products.

      Marketing expense increased for the year ended December 31, 2004 as compared to 2003 due primarily to costs incurred related to our development of alliances with other organizations serving segments of the small business market and amortization expense on marketing rights related to certain of these alliances, as well as increased marketing activity in response to the competitive environment. Marketing expense increased for the year ended December 31, 2003 as compared to 2002 due to Advanta’s sponsorship and advertising costs associated with tennis events, and also due to our development of programs to originate new customers and our customer relationship management initiatives to enhance and maintain our relationships with existing high credit quality business credit card customers, including marketing programs to stimulate usage, enhance customer loyalty and retain existing accounts.
      External processing expense increased for the year ended December 31, 2003 as compared to 2002 due to growth in active business credit card accounts, partially offset by a decrease in the effective rate as a result of meeting volume thresholds in the service agreement.
      Professional fees increased for the years ended December 31, 2004 and 2003 as compared to prior periods due primarily to an increase in the use of external consultants for initiatives to originate and retain relationships with high credit quality customers in both years and due to costs for other corporate matters in 2004. The impact in 2004 was partially offset by a decrease in legal expenses.
      Occupancy expense in the year ended December 31, 2004 includes approximately $571 thousand of expense relating to lease commitments associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004 and occupancy expense in the year ended December 31, 2003 included approximately $410 thousand of lease termination costs paid relating to office space formerly used in our Venture Capital segment. In addition, occupancy expense increased for the year ended December 31, 2003 as compared to 2002 due to additional office space that we began leasing in March 2003.
      Credit expense increased for the year ended December 31, 2004 as compared to 2003 due primarily to increased outsourced individual account recovery expense and the utilization of additional services from credit information service providers. Credit expense decreased for the year ended December 31, 2003 as compared to 2002 due to a shift in the types of recoveries. There was an increase in the proportion of total recoveries collected through sales of pools of charged-off accounts and a decrease in the proportion collected through outsourced individual account recovery efforts as compared to 2002. The decrease in credit expense in 2003 as compared to 2002 was partially offset by an increase in credit expense related to additional services from credit information service providers.
      Insurance expense increased for the year ended December 31, 2003 as compared to 2002 due primarily to an increase in directors’ and officers’ professional liability insurance costs as a result of market rates for this type of insurance.
      Travel and entertainment expense increased for the year ended December 31, 2004 as compared to 2003 due primarily to increased travel and related costs associated with sponsorship activities relating to cultural events. Travel and entertainment expense increased for the year ended December 31, 2003 as compared to 2002 due primarily to increased travel costs associated with building marketing alliances with companies focused on the small business market and other initiatives to originate new customers.
      Other operating expenses increased for the year ended December 31, 2003 as compared to 2002 due to growth in owned and securitized business credit card receivables and an increase in charitable contributions. In addition, other operating expenses for the year ended December 31, 2002 were reduced by a $1.1 million decrease in litigation reserves resulting from a reduction of damages in a jury verdict in a case involving a former executive.
Income Taxes
Income tax expense from continuing operations was $28.0 million and our effective tax rate was 38.8% for the year ended December 31, 2004.
      Income tax expense from continuing operations was $18.9 million and our effective tax rate was 38.5% for the year ended December 31, 2003.

      We reported a pretax loss for the year ended December 31, 2002 as a result of the $43.0 million charge related to the ruling in the litigation associated with the transfer of our consumer credit card business in 1998. See Note 11 to the consolidated financial statements. Since the gain on the transfer of our consumer credit card business of $541 million in 1998 was not subject to income tax, the $43.0 million charge in 2002 did not result in a tax benefit. As a result, we reported income tax expense from continuing operations of $17.2 million for the year ended December 31, 2002. Our effective tax rate, excluding the $43.0 million charge, was 38.5% for 2002.
      At December 31, 2004, net operating loss carryforwards were $447 million. The scheduled expirations of net operating loss carryforwards were as follows at December 31, 2004 ($ in thousands):

Year Ended December 31,
2018	$172,847
2019	40,489
2021	233,466
      Our capital loss carryforwards of $4.0 million at December 31, 2004 are scheduled to expire in the year ended December 31, 2009.
      In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See Note 23 to the consolidated financial statements. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation is a reduction in our deferred tax asset related to net operating loss carryforwards of $133 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133 million, both in the first quarter of 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a reduction in tax expense and an increase in additional paid-in capital in the first quarter of 2005. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in the 1998 Consumer Credit Card Transaction was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 is not taxable since it is a return of our payment to Fleet in February 2004. After the February 2005 payment, the cumulative Consumer Credit Card Transaction gain for which no deferred taxes will have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
Discontinued Operations
For the year ended December 31, 2004, we recorded a net after-tax gain on the discontinuance of our mortgage and leasing businesses of $468 thousand. The components of this net gain include a $3.3 million pretax loss on the discontinuance of the mortgage business, a $4.0 million pretax gain on the discontinuance of the leasing business, and tax expense of $297 thousand. The loss on the discontinuance of the mortgage business was the result of an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to disputes related to one of our former mortgage programs and recent litigation with Chase Manhattan Mortgage Corporation (“Chase”), partially offset by an insurance settlement. The gain on the discontinuance of the leasing business was principally associated with favorable performance in revenues and credit losses and an insurance settlement, partially offset by increased operating expenses due to a lengthening of the anticipated timeframe over which we expect to incur certain operating expenses related to the lease portfolio.
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
      For the year ended December 31, 2002, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $8.6 million. The components of this net loss include a pretax charge of $7.5 million for a litigation settlement related to a mortgage loan servicing agreement termination fee collected in December 2000, a $17.8 million pretax charge primarily related to an increase in our estimated costs of mortgage business-related contingent liabilities, an $11.3 million pretax gain on leasing discontinuance, and a tax benefit of $5.4 million. The $17.8 million charge related primarily to an increase in our estimated 2002 and future costs of mortgage business-related contingent liabilities in connection with (1) contingent liabilities and litigation costs arising from the operation of the mortgage business prior to the Mortgage Transaction that were not assumed by the buyer, and (2) costs related to Advanta’s original litigation with Chase in connection with the Mortgage Transaction. The change in estimate reflected the legal and consulting fees and other costs that we expected to incur based on the levels of contingent liabilities and expense rates, expected recoveries from insurance reimbursements and considered the status of the discovery process associated with the Mortgage Transaction litigation. The $11.3 million pretax gain on leasing discontinuance represented a revision in the estimated operating results of the leasing segment over the remaining life of the lease portfolio due primarily to favorable credit performance. The leasing portfolio performed favorably as compared to the expectations and assumptions established in 2001. This improvement was the result of successfully obtaining a replacement vendor to service leased equipment for a former leasing vendor that had filed for bankruptcy protection, and operational improvements in the leasing collections area.
Off-balance Sheet Arrangements
     Off-Balance Sheet Business Credit Card Securitizations
Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At December 31, 2004, off-balance sheet securitized receivables represented 61% of our funding. These transactions enable us to limit our credit risk in the securitized receivables to the amount of our retained interests in securitizations. We had securitized business credit card receivables of $2.6 billion at December 31, 2004 and $2.5 billion at December 31, 2003.
      We generally retain an interest in securitized receivables in the form of subordinated trust assets, cash reserve accounts and retained interest-only strips related to securitizations. Subordinated trust assets represent an ownership interest in the securitized receivables that is subordinated to the other noteholders’ interests. Retained interests in securitizations serve as credit enhancement to the noteholders’ interests in the securitized receivables. We had $162.5 million of retained interests in securitizations at December 31, 2004 and $150.0 million at December 31, 2003. The fair values of retained interests in securitizations are dependent upon the performance of the underlying securitized receivables. Our retained interests in securitizations entitle us to the excess spread on the receivables. Excess spread represents income-related cash flows on securitized receivables (interest, interchange and fees) net of noteholders’ interest, servicing fees, and credit losses. If the income-related cash flows on securitized receivables do not exceed the other components of the excess spread, the value of our retained interests will decline, potentially to zero.

      The following table summarizes securitization data including income and cash flows for the years ended December 31:

($ in thousands)	2004	2003	2002

Average securitized receivables	$2,524,547	$2,238,157	$1,727,864
Securitization income	124,769	122,816	118,976
Discount accretion	17,140	16,311	10,658
Interchange income	112,568	92,164	70,830
Servicing revenues	49,516	40,747	33,973
Proceeds from new securitizations	131,641	957,051	494,486
Proceeds from collections reinvested in revolving-period securitizations	6,557,489	4,475,645	3,964,178
Cash flows received on retained interests	264,391	287,926	205,027

      See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations during each reporting period and at December 31, 2004 and 2003. Our accounting policies related to securitization transactions are discussed in Note 2 to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      We completed one public securitization in the year ended December 31, 2004, using a new structure that de-links the issuance of senior and subordinated securities. This structure provides flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions. The interest rate spread to LIBOR on the BBB-rated securities issued in this securitization was lower than the BBB-rated securities in our prior securitizations due to the asset quality performance of our business credit card portfolio and market demand for these securities.
      The revolving periods of our securitizations extend to the following dates:

	Noteholder
	Principal		Extended End
	Balance at	Scheduled End of	of Revolving
($ in thousands)	December 31, 2004	Revolving Period	Period

Series 1997-A	$9,750	June 2005	N/A
Series 2000-C	400,000	January 2005	July 2005
Series 2001-A	300,000	July 2007	N/A
Series 2002-A	300,000	September 2004	March 2005
Series 2003-A	400,000	May 2005	N/A
Series 2003-B	300,000	September 2005	N/A
Series 2003-C	300,000	November 2004	May 2005
Series 2003-D	400,000	February 2006	N/A
AdvantaSeries
2004-C1	100,000	January 2009	N/A
2004-D1	10,000	January 2009	N/A

      In addition to noteholder principal balance, our securitized business credit card receivables include billed interest and fees of $44.4 million on those accounts at December 31, 2004.
      When a securitization is in its revolving period, principal collections on securitized receivables allocated to that securitization are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a securitization starts its amortization period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables during an amortization period of a securitization, we need to replace that amount of funding. The revolving periods for each securitization, except Series 1997-A, may be extended for up to seven months past the scheduled end of the revolving period, if the payment rates on the receivables in the trust meet certain thresholds. As shown in the table above, certain securitizations with revolving periods scheduled in 2004 and 2005 have been extended based on the current payment rates. We expect to replace the funding of securitizations amortizing in 2005 through additional securitizations with similar conditions as our existing securitizations and expect that the new securitizations will have terms, including interest rate spreads, consistent with the improvements experienced in our November 2004 securitization. We also anticipate utilizing the AdvantaSeries de-linked securitization structure discussed above. The level of investment-grade notes issued as part of the AdvantaSeries de-linked securitization structure in November 2004 provides additional capacity for future securitization issuances in excess of $1.7 billion.
      Our Series 1997-A securitization represents a $280 million committed commercial paper conduit facility that provides off-balance sheet funding, none of which was used at December 31, 2004 or 2003. Upon the expiration of this facility in June 2005, management expects to obtain the appropriate level of replacement funding under similar terms and conditions. Based on a review of our funding needs and the flexibility provided by our new de-linked securitization structure, we may decrease the amount of funding available through our committed commercial paper conduit in 2005.
      The securitization agreements contain conditions that would trigger an early amortization event. An early amortization event would result in the end of the revolving period prior to the expected dates above, which would require us to find an alternate means of funding new receivables generated on existing business credit card accounts. The conditions to trigger an early amortization event include the failure to make payments under the terms of the agreement, or the insolvency or other similar event of Advanta Bank Corp. An early amortization event would also be triggered for each individual securitization, except the AdvantaSeries, if the three-month average excess spread percentage was not maintained at a level greater than 0% for that securitization. An early amortization event for the AdvantaSeries would be triggered if the three-month average excess spread amount was not maintained at a level greater than $0. At December 31, 2004, our three-month average excess spread percentage for each securitization, excluding the AdvantaSeries, was at least 9%. For the AdvantaSeries, the three-month average excess spread calculation will not be applicable until three months of performance have occurred. We issued the AdvantaSeries 2004 C-1 and 2004 D-1 notes in November 2004. Based on the current levels of excess spread, our financial position and other considerations, management believes that it is unlikely that the trust or any individual securitization will have an early amortization event. The securitization agreements do not have any provisions or conditions involving the debt rating of Advanta Corp.
      In June 2003, the FASB issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets — An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. The changes would also help to ensure that variable interest entities will not qualify for the qualifying special-purpose entity exception to FASB Interpretation No. 46, as revised, if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In January 2005, the FASB announced plans to issue a revised exposure draft in the third quarter of 2005 and a final standard in the first half of 2006. Management will evaluate any potential impact of this revised proposed statement when it is available.

Obligations under Guarantees
In the normal course of business, including discontinued operations, we enter into agreements pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. These indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell assets or services, establish alliances or other strategic business relationships, service assets (including for unaffiliated third parties), buy or lease real property and license intellectual property. The agreements we enter into in the normal course of business, including discontinued operations, generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay certain amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees or infringement of third party intellectual property rights. Under these typical indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular agreement, and the procedures typically allow us to challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement. Also, in connection with the securitization of receivables, we enter into agreements pursuant to which we agree to indemnify other parties to these transactions. The agreements contain standard representations and warranties about the assets that are securitized and include indemnification provisions under certain circumstances involving a breach of these representations or warranties. In connection with the securitization transactions we also include indemnifications that protect other parties to the transactions upon the occurrence of certain events such as violations of securities law and certain tax matters. Contingencies triggering material indemnification obligations have not occurred historically and are not expected to occur. Maximum exposure to loss is not possible to estimate due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. The nature of the indemnification provisions in the various types of agreements described above are low risk and pervasive, and we consider them to have a remote risk of loss. There are no amounts reflected on the consolidated balance sheets related to these indemnifications.
      In connection with our exit from certain businesses, we have entered into agreements that include customary indemnification obligations to the other parties. In general, the agreements we have entered into in connection with our disposition of assets, liabilities and/or businesses provide that we will indemnify the other parties to the transactions for certain losses relating to the assets, liabilities or business acquired by them. The obligations to indemnify are transaction and circumstance specific, and in most cases the other party must suffer a minimum threshold amount of losses before our indemnification obligation is triggered. Under the indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular agreement, and the procedures typically allow us to challenge the other party’s claims. It is not possible to determine the maximum potential amount of future payments under these or similar arrangements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Litigation relating to indemnification provisions of transaction agreements governing the Consumer Credit Card Transaction and the Mortgage Transaction is described in Note 11 to the consolidated financial statements.
      See Note 21 to the consolidated financial statements for a discussion of parent guarantees of subsidiary obligations.

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
      Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. At December 31, 2004, the maximum amount of the undiscounted future payments that Advanta Corp. could be required to make under this guarantee was $298 million, representing the amount of trust preferred securities outstanding of $100 million at December 31, 2004 and future dividends of approximately $9 million per year through December 2026. Our consolidated balance sheets reflect the subordinated debt payable to the trust of $103 million.

ASSET/LIABILITY MANAGEMENT
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
      We are exposed to equity price risk on the equity securities in our investments available for sale portfolio. We typically do not attempt to reduce or eliminate the market exposure on equity investments. A 20% adverse change in equity prices would result in an approximate $2.9 million decrease in the fair value of our equity investments at December 31, 2004. A 20% adverse change would have resulted in an approximate $4.0 million decrease in fair value at December 31, 2003.
      Financial performance variability as a result of fluctuations in interest rates is commonly called interest rate risk. Interest rate risk generally results from mismatches in the timing of asset and liability repricing (gap risk) and from differences between the repricing indices of assets and liabilities (basis risk). We regularly evaluate our interest rate risk profile and attempt to minimize the impact of interest rate risk on net interest income, securitization income and net income. In managing interest rate risk exposure, we may periodically securitize receivables, sell and purchase assets, alter the mix and term structure of our funding base or change our investment portfolio.
      Risk exposure levels vary continuously, as changes occur in our asset/liability mix, market interest rates and other factors affecting the timing and magnitude of cash flows. We attempt to analyze the impact of interest rate risk by regularly evaluating the perceived risks inherent in our asset and liability structure. We use simulations to generate expected financial performance in a variety of interest rate environments. We analyze those results to determine if we need to take actions to mitigate our interest rate risk.
      We measure our interest rate risk using a rising rate scenario and a declining rate scenario. We estimate net interest income using a third party software model that uses standard income modeling techniques. We measure the effect of interest rate risk on our managed net interest income, which includes net interest income on owned assets and net interest income on securitized receivables. The measurement of managed net interest income in addition to net interest income on owned assets is meaningful because our securitization income fluctuates with yields on securitized receivables and interest rates earned by securitization noteholders. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income as compared to a base case scenario. As of December 31, we estimated that our net interest income would change as follows over a twelve-month period:

	2004	2003

Estimated percentage increase (decrease) in net interest income on owned receivables:
Assuming 200 basis point increase in interest rates	12%	11%
Assuming 200 basis point decrease in interest rates	(4)%	3%
Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase in interest rates	(6)%	(5)%
Assuming 200 basis point decrease in interest rates	14%	9%
Estimated percentage increase (decrease) in net interest income on managed receivables:
Assuming 200 basis point increase in interest rates	(1)%	(2)%
Assuming 200 basis point decrease in interest rates	9%	8%

      Our business credit card receivables include interest rate floors that cause our net interest income on managed receivables to rise in the declining rate scenario. Our net interest income on managed receivables decreases in a rising rate scenario due to the variable rate funding of off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the cardholder pays their balance in full each month. Changes in the composition of our balance sheet and the interest rate environment have resulted in fluctuations in the results of the net interest income sensitivity analyses at December 31, 2004 as compared to December 31, 2003.
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
Liquidity, Capital Resources and Analysis of Financial Condition
Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.’s debt rating is not investment grade, our access to unsecured institutional debt is limited. However, we do have access to a diversity of funding sources as described below, and had a high level of liquidity at December 31, 2004. At December 31, 2004, we had $299 million of federal funds sold, $377 million of receivables held for sale, and $160 million of investments which could be sold to generate additional liquidity.
      Components of funding were as follows at December 31:

	2004		2003

($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$2,462,220	61%	$2,371,819	62%
Deposits	825,273	20	672,204	18
Debt	265,759	7	314,817	8
Subordinated debt payable to preferred securities trust	103,093	2	103,093	3
Equity	392,194	10	341,207	9

Total	$4,048,539	100%	$3,803,140	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.
      Our ratio of equity to on-balance sheet assets was 23.17% at December 31, 2004 as compared to 20.09% at December 31, 2003. The ratio of equity, including subordinated debt payable to preferred securities trust, to on-balance sheet assets was 29.26% at December 31, 2004 as compared to 26.16% at December 31, 2003. In managing our capital needs, we also consider our ratio of equity to managed assets, since our on-balance sheet assets include retained interests in securitizations that serve as credit enhancement to the noteholders’ interests in the securitized receivables. Our ratio of equity to managed assets was 9.44% at December 31, 2004 as compared to 8.38% at December 31, 2003. The ratio of equity, including subordinated debt payable to preferred securities trust, to managed assets was 11.92% at December 31, 2004 as compared to 10.92% at December 31, 2003. We calculate managed assets as follows at December 31:

($ in thousands)	2004	2003

Total on-balance sheet assets	$1,692,924	$1,698,444
Off-balance sheet securitized receivables	2,462,220	2,371,819

Managed assets	$4,155,144	$4,070,263

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

Deposits, Debt and Equity
We continue to offer senior unsecured debt securities of Advanta Corp., in the form of RediReserve Variable Rate Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer frequently, depending on market conditions and our funding needs. In 2004, we reduced originations of retail notes due to our liquidity position and, as a result, the balance of RediReserve Variable Rate Certificates and Investment Notes outstanding decreased by $49.0 million for the year to $266 million at December 31, 2004.
      In February 2004, the Board of Directors of Advanta Corp. approved a 50% increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividends payable in the second quarter of 2004. In November 2004, the Board of Directors of Advanta Corp. approved a 20% increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividends payable in the second quarter of 2005. We are funding the increase in dividends with operating cash flows.

Litigation
On February 2, 2004, the court issued its final judgment and order in the Delaware Chancery Court litigation with Fleet. As a result of the court’s order and $63.8 million payment to Fleet in February 2004, there was a decrease in other assets and other liabilities as of the payment date. In accordance with the court’s order, the payment to Fleet was net of amounts due to Advanta from Fleet. There was no impact to the results of our operations in 2003 since, based on the final judgment and order, our reserves at December 31, 2003 were adequate.
      On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet, which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the Internal Revenue Service’s final approval in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004. We anticipate using the $63.8 million of cash for general corporate purposes and to enable us to have lower debt levels than would otherwise be the case. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in February 2005. See Note 11 to the consolidated financial statements for a description of the litigation. The overall impact of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, is a net after-tax gain of $62 million and an increase in additional paid-in capital of $6 million in the first quarter of 2005.
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

Contractual Obligations
The following table summarizes our contractual cash obligations at December 31, 2004 by period.

	Payments Due by Period

		Less than
		or equal	1-3	3-5	After 5
($ in thousands)	Total	to 1 year	years	years	years

Time deposits	$816,193	$317,203	$421,569	$77,421	$0
Debt	265,759	114,390	80,604	66,028	4,737
Subordinated debt payable to preferred securities trust	103,093	0	0	0	103,093
Operating leases	32,178	6,114	11,277	10,656	4,131
Purchase obligations	47,656	34,923	9,781	1,237	1,715

Total	$1,264,879	$472,630	$523,231	$155,342	$113,676

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
      We have commitments to purchase goods and services that are purchase obligations. These agreements are legally binding, specify all significant terms about the transaction and may be renewable or cancelable without notice or penalty. Certain agreements are cancelable with a specified notice period or penalty, however all contracts are reflected in the table above as if they will be performed for the full term of the original agreement without regard to such notice period.
      We have a contract with a third party service provider to perform data processing and administrative functions associated with the servicing of our business credit card portfolio. This agreement is effective until December 31, 2005 and we are obligated to pay the greater of $4 million or 80% of the fees paid in the previous year on an annual basis. If the contract had been terminated on December 31, 2004, the liquidated damages upon termination would be approximately $2.2 million plus any costs incurred for programming in order to convert to a new third party service provider. We also have a contract with a third party communications provider for voice and data services, which is effective until February 28, 2007 with an annual minimum commitment of $3.5 million. The financial impact of the termination provisions of this contract is similar to utilizing the contract under its full term.
      In addition to these obligations, we have commitments to extend credit to our business credit card customers, representing unused lines of credit, of $7.2 billion at December 31, 2004 and $6.7 billion at December 31, 2003. Total lines of credit on our customers’ business credit cards were $10.5 billion at December 31, 2004 and $9.7 billion at December 31, 2003. We believe that our customers’ utilization of their lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date. We expect to fund the commitments to extend credit with the various components of funding described above, similar to the funding of other new receivables.
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

      Advanta Bank Corp. paid $32 million in cash dividends and a $3 million noncash dividend to Advanta Corp. in 2004. There were no dividends from Advanta Bank Corp. to Advanta Corp. in the years ended December 31, 2003 or 2002. Advanta National Bank paid no dividends to Advanta Corp. in the three years ended December 31, 2004. There were no dividends from insurance subsidiaries to Advanta Corp. in the year ended December 31, 2004. In the year ended December 31, 2003, insurance subsidiaries paid an extraordinary dividend of $9.6 million and a return of capital of $10.4 million to Advanta Corp. In 2002, insurance subsidiaries paid dividends to Advanta Corp. of $2.2 million.
      At December 31, 2004, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 26.07% as compared to 26.28% at December 31, 2003. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action.
      Total stockholders’ equity of our banking and insurance subsidiaries was $373 million at December 31, 2004, of which $228 million was restricted. At January  1, 2005, $145 million of stockholders’ equity of our bank and insurance subsidiaries was available for payment of cash dividends in 2005 under applicable regulatory guidelines without prior regulatory approval.
      In addition to dividend restrictions at banking and insurance subsidiaries, one of our other subsidiaries is subject to a minimum equity requirement as part of a transaction agreement. The total minimum equity requirement of this subsidiary was $10 million at December 31, 2004 and the subsidiary was in compliance with its minimum equity requirement. Also, we have an investment in a limited partnership, Fleet Credit Card Services, L.P., and estimated undistributed partnership earnings included in our retained earnings were $12.1 million at December 31, 2004.
      Management believes that the restrictions, for bank, insurance and other subsidiaries and undistributed earnings of our limited partnership interest, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.
      Subordinated trust assets are a component of retained interest in securitizations and represent a significant portion of assets held at non-bank subsidiaries. At December 31, 2004, $92.2 million of subordinated trust assets held at non-bank subsidiaries were rated BB by Standard & Poors and Ba2 by Moody’s Investor Service and could be sold to generate additional liquidity to the parent company, Advanta Corp.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information called for by this Item is incorporated by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/ Liability Management.”

Item 8.	Financial Statements and Supplementary Data
Advanta Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31,

(In thousands, except share amounts)	2004	2003

ASSETS
Cash	$35,565	$26,941
Federal funds sold	298,677	258,311
Restricted interest-bearing deposits	2,946	77,872
Investments available for sale	184,240	222,624
Receivables, net:
Held for sale	377,158	214,664
Other	328,872	291,109

Total receivables, net	706,030	505,773
Accounts receivable from securitizations	244,362	244,337
Premises and equipment (at cost, less accumulated depreciation of $34,225 in 2004 and $28,700 in 2003)	17,958	20,414
Other assets	191,451	278,703
Assets of discontinued operations, net	11,695	63,469

Total assets	$1,692,924	$1,698,444

LIABILITIES
Deposits	$825,273	$672,204
Debt	265,759	314,817
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	106,605	267,123

Total liabilities	1,300,730	1,357,237

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding — 1,010 shares in 2004 and 2003	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 10,041,017 shares in 2004 and 2003	100	100
Class B non-voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 21,537,061 shares in 2004 and 20,542,097 shares in 2003	215	206
Additional paid-in capital	258,223	245,295
Unearned restricted stock	(9,460)	(13,242)
Unearned ESOP shares	(9,930)	(10,387)
Accumulated other comprehensive income (loss)	(261)	63
Retained earnings	201,772	167,783
Treasury stock at cost, 434,155 Class A common shares and 3,186,647 Class B common shares in 2004; 434,132 Class A common shares and 3,197,614 Class B common shares in 2003	(49,475)	(49,621)

Total stockholders’ equity	392,194	341,207

Total liabilities and stockholders’ equity	$1,692,924	$1,698,444

See Notes to Consolidated Financial Statements.

Advanta Corp. and Subsidiaries
Consolidated Income Statements

	Year Ended December 31,

(In thousands, except per share amounts)	2004	2003	2002

Interest income:
Receivables	$82,579	$84,435	$82,720
Investments	6,990	7,615	10,226
Other interest income	17,140	16,311	10,658

Total interest income	106,709	108,361	103,604
Interest expense:
Deposits	19,261	26,024	23,825
Debt and other borrowings	17,158	22,284	23,755
Subordinated debt payable to preferred securities trust	9,158	0	0

Total interest expense	45,577	48,308	47,580

Net interest income	61,132	60,053	56,024
Provision for credit losses	42,368	45,423	40,906

Net interest income after provision for credit losses	18,764	14,630	15,118
Noninterest revenues:
Securitization income	124,769	122,816	118,976
Servicing revenues	49,516	40,747	33,973
Other revenues, net	113,556	104,978	87,152
Loss on transfer of consumer credit card business (See Note 11)	0	0	(43,000)

Total noninterest revenues	287,841	268,541	197,101
Expenses:
Operating expenses	234,298	225,165	201,741
Minority interest in income of consolidated subsidiary	0	8,880	8,880

Total expenses	234,298	234,045	210,621

Income before income taxes	72,307	49,126	1,598
Income tax expense	28,034	18,913	17,170

Income (loss) from continuing operations	44,273	30,213	(15,572)
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	468	(1,968)	(8,610)

Net income (loss)	$44,741	$28,245	$(24,182)

Basic income (loss) from continuing operations per common share
Class A	$1.69	$1.19	$(0.69)
Class B	1.80	1.29	(0.59)
Combined	1.76	1.25	(0.63)

Diluted income (loss) from continuing operations per common share
Class A	$1.57	$1.16	$(0.69)
Class B	1.62	1.23	(0.59)
Combined	1.60	1.21	(0.63)

Basic net income (loss) per common share
Class A	$1.71	$1.11	$(1.03)
Class B	1.82	1.21	(0.94)
Combined	1.78	1.17	(0.97)

Diluted net income (loss) per common share
Class A	$1.58	$1.08	$(1.03)
Class B	1.64	1.16	(0.94)
Combined	1.62	1.13	(0.97)

Basic weighted average common shares outstanding
Class A	8,798	9,028	9,152
Class B	16,225	14,999	15,909
Combined	25,023	24,027	25,061

Diluted weighted average common shares outstanding
Class A	8,798	9,028	9,152
Class B	18,750	15,908	15,909
Combined	27,548	24,936	25,061

See Notes to Consolidated Financial Statements.

Advanta Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

						Unearned	Accumulated
						Restricted	Other
	Comprehensive	Class A	Class A	Class B	Additional	Stock &	Comprehensive			Total
	Income	Preferred	Common	Common	Paid-In	Unearned	Income	Retained	Treasury	Stockholders’
($ in thousands)	(Loss)	Stock	Stock	Stock	Capital	ESOP Shares	(Loss)	Earnings	Stock	Equity

Balance at December 31, 2001		$1,010	$100	$179	$223,362	$(11,359)	$1,259	$179,370	$(27,622)	$366,299
Net income (loss)	$(24,182)							(24,182)		(24,182)
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $577	(1,073)						(1,073)			(1,073)

Comprehensive income (loss)	$(25,255)

Preferred and common cash dividends declared								(7,983)		(7,983)
Exercise of stock options				1	362					363
Stock option exchange program stock distribution									542	542
Issuance of restricted stock				28	22,529	(22,557)				0
Amortization of restricted stock						2,842				2,842
Forfeitures of restricted stock				(4)	(2,275)	1,941				(338)
Stock buyback									(15,554)	(15,554)
ESOP shares committed to be released					(68)	465				397

Balance at December 31, 2002		$1,010	$100	$204	$243,910	$(28,668)	$186	$147,205	$(42,634)	$321,313
Net income (loss)	$28,245							28,245		28,245
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $66	(123)						(123)			(123)

Comprehensive income (loss)	$28,122

Preferred and common cash dividends declared								(7,667)		(7,667)
Exercise of stock options				3	2,310					2,313
Stock option exchange program stock distribution									183	183
Issuance of restricted stock				2	2,150	(2,152)				0
Amortization of restricted stock						4,105				4,105
Forfeitures of restricted stock				(3)	(2,976)	2,643				(336)
Stock buyback									(7,170)	(7,170)
ESOP shares committed to be released					(99)	443				344

Balance at December 31, 2003		$1,010	$100	$206	$245,295	$(23,629)	$63	$167,783	$(49,621)	$341,207
Net income (loss)	$44,741							44,741		44,741
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $175	(324)						(324)			(324)

Comprehensive income (loss)	$44,417

Preferred and common cash dividends declared								(10,752)		(10,752)
Exercise of stock options				8	8,489					8,497
Modification of stock options					196					196
Stock option exchange program stock distribution									146	146
Stock-based nonemployee compensation expense					482					482
Issuance of restricted stock				3	5,427	(5,430)				0
Amortization of restricted stock						7,740				7,740
Forfeitures of restricted stock				(2)	(1,887)	1,473				(416)
ESOP shares committed to be released					221	456				677

Balance at December 31, 2004		$1,010	$100	$215	$258,223	$(19,390)	$(261)	$201,772	$(49,475)	$392,194

See Notes to Consolidated Financial Statements.

Advanta Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,

($ in thousands)	2004	2003	2002

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income (loss)	$44,741	$28,245	$(24,182)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
(Gain) loss, net, on discontinuance of mortgage and leasing businesses, net of tax	(468)	1,968	8,610
Investment securities losses, net	1,498	3,651	6,169
Valuation adjustments on other receivables held for sale	0	(50)	1,085
Depreciation and amortization	9,666	8,440	8,479
Stock-based compensation expense	8,002	3,769	2,504
Provision for credit losses	42,368	45,423	40,906
Provision for interest and fee losses	9,714	11,623	6,889
Change in deferred origination costs, net of deferred fees	3,466	11,623	(9,910)
Change in receivables held for sale	(299,496)	(992,879)	(466,364)
Proceeds from sale of receivables held for sale	137,002	961,985	494,486
Change in accounts receivable from securitizations	(25)	(46,099)	(29,255)
Change in other assets and other liabilities	(48,737)	37,393	57,964

Net cash (used in) provided by operating activities	(92,269)	75,092	97,381

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	34,560	75,523	(67,861)
Purchase of investments available for sale	(563,030)	(828,404)	(503,723)
Proceeds from sales of investments available for sale	572,309	538,031	465,520
Proceeds from maturing investments available for sale	27,108	235,130	105,840
Change in receivables not held for sale	(93,311)	(88,151)	(99,032)
Purchases of premises and equipment, net	(5,977)	(2,968)	(8,253)

Net cash used in investing activities	(28,341)	(70,839)	(107,509)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Change in demand and savings deposits	875	(737)	(1,068)
Proceeds from issuance of time deposits	539,954	580,429	412,170
Payments for maturing time deposits	(393,736)	(629,743)	(343,447)
Proceeds from issuance of debt	29,319	84,804	111,515
Payments on redemption of debt	(90,625)	(100,928)	(141,910)
Change in cash overdraft and other borrowings	(4,596)	23,279	(32,317)
Proceeds from exercise of stock options	8,497	2,313	363
Cash dividends paid	(10,752)	(7,667)	(7,983)
Stock buyback	0	(7,170)	(15,554)

Net cash provided by (used in) financing activities	78,936	(55,420)	(18,231)

DISCONTINUED OPERATIONS
Net cash provided by operating activities	50,298	36,715	22,241
Net cash provided by investing activities	0	26,559	0

Net cash provided by discontinued operations	50,298	63,274	22,241

Net increase (decrease) in cash	8,624	12,107	(6,118)
Cash at beginning of year	26,941	14,834	20,952

Cash at end of year	$35,565	$26,941	$14,834

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts, unless otherwise noted)
In these notes to consolidated financial statements, “Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

Note 1.	Nature of Operations and Basis of Presentation
Advanta focuses on the small business market and related community, providing funding and support to the nation’s small businesses and business professionals through innovative products and services. Using our direct marketing and information based expertise, we identify potential customers and provide a high level of service tailored to the unique needs of small businesses. Since 1951, Advanta has pioneered many of the marketing techniques common in the financial services industry today, including remote lending and direct mail, affinity and relationship marketing. Our primary business segment is Advanta Business Cards, which is one of the nation’s largest issuers (through Advanta Bank Corp.) of business purpose credit cards to small businesses and business professionals. In addition to our business credit card lending business, we have venture capital investments. We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. Advanta Business Cards is primarily funded and operated through Advanta Bank Corp., which offers a variety of deposit products, such as retail and large denomination certificates of deposits that are insured by the Federal Deposit Insurance Corporation. At December 31, 2004, we had approximately 778 thousand business purpose credit card accounts and had owned business credit card receivables of $730 million and securitized business credit card receivables of $2.6 billion. We outsource certain processing and administrative functions associated with the servicing of our business credit card accounts to a single third party processor.
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
      The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Advanta Corp. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
      Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Note 2.	Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the accounting for the allowance for receivable losses, securitization income, business credit card rewards programs, litigation contingencies, income taxes, and discontinued operations.
Investments Available for Sale
Investments available for sale include securities that we sell from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at fair value and unrealized gains and losses on these securities are reported in other comprehensive income, net of income taxes. The fair values of investments available for sale are based on quoted market prices, dealer quotes or estimates using quoted market prices for similar securities. Declines in the fair values of investments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
available for sale below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses. In estimating other than temporary impairment losses, we consider (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) the intent and ability of Advanta to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
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
      Purchase premiums and discounts are recognized in interest income using the interest method over the term of the securities. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.
Receivables Held for Sale
Receivables held for sale represent receivables currently on the balance sheet that we intend to sell or securitize within the next six months. These assets are reported at the lower of aggregate cost or fair market value by receivable type. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.
Allowance for Receivable Losses
The allowance for receivable losses is established as losses are estimated to have occurred through provisions charged to earnings. Business credit card receivables are comprised of principal amounts due from cardholders for purchase activities, balance transfers and cash usage, and amounts due from cardholders relating to billed interest and fees. Provisions for credit losses, representing the portion of receivable losses attributable to principal, are reported separately on the consolidated income statements. Provisions for interest and fee receivable losses are recorded as direct reductions to interest and fee income as described below in “Interest and Fee Income on Receivables.” The allowance for receivable losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of receivables in light of historical experience by receivable type, the nature and volume of the receivable portfolio, adverse situations that may affect the borrowers’ ability to repay and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Since our business credit card receivable portfolio is comprised of smaller balance homogeneous receivables, we generally evaluate the receivables collectively for impairment through the use of a migration analysis as well as the consideration of other factors that may indicate increased risk of loss, such as bankrupt accounts, overlimit accounts or accounts that have been re-aged or entered a credit counseling program. Accordingly, we do not separately identify individual receivables for impairment disclosures. A migration analysis is a technique used to estimate the likelihood that a receivable will progress through various delinquency stages and ultimately charge off.
      Our charge-off and re-age policies for business credit card accounts conform to the Uniform Retail Credit Classification and Account Management Policy, as well as the Credit Card Lending Guidance, issued by the Federal Financial Institutions Examination Council (“FFIEC”). Our charge-off policy for contractually

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
delinquent business credit card accounts is to charge-off an unpaid receivable no later than the end of the month in which it becomes past due 180 cumulative days from the contractual due date. Our charge-off policy for bankrupt business credit card accounts is to charge-off the unpaid receivable within 60 days of receipt of notification of filing from the bankruptcy court or within the timeframes adopted in the FFIEC Uniform Retail Credit Classification and Account Management Policy, whichever is shorter. Our charge-off policy for other receivables is to charge-off the unpaid receivable when management believes the uncollectibility of a receivable balance is confirmed. Subsequent recoveries are credited to the allowance for receivable losses.
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
Origination Costs and Fees
We engage unrelated third parties to solicit and originate business credit card account relationships. Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over the privilege period of one year. These costs represent the cost of acquiring business credit card account relationships, and the net amortization is included in operating expenses. A substantial portion of amounts paid to acquire new business credit card accounts are paid to a single third party vendor.
Securitization Income
A significant portion of our funding for Advanta Business Cards is through off-balance sheet securitizations using a securitization trust. The securitization trust was created to hold the collateral (the securitized receivables) and issue notes to primarily institutional investors. The securitization trust is a qualifying special-purpose entity as defined by Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125,” and therefore, is not consolidated as part of Advanta’s consolidated financial statements. We do not provide any guarantee of the notes issued by the special-purpose entity and our recourse in the transactions is limited to the value of our interests in securitizations that serve as credit enhancement to the noteholders’ interests in the securitized receivables.
      We sell business credit card receivables through securitizations with servicing retained. When we securitize receivables, we surrender control over the transferred assets and account for the transaction as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. We allocate the previous carrying amount of the securitized receivables between the assets sold and the retained interests, based on their relative estimated fair values at the date of sale. Securitization income is recognized at the time of the sale, equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. During the revolving period of each business credit card securitization, securitization income is recorded representing estimated gains on the sale of new

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receivables to the securitization trust on a continuous basis to replenish the noteholders’ interest in securitized receivables that have been repaid by the business credit card account holders. Fair value estimates used in the recognition of securitization income require assumptions of payment, default and interest rates. To the extent actual results are different than those estimates, the impact is recognized in securitization income.
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
      Retained interests in securitizations include cash reserve accounts, retained interest-only strips and subordinated trust assets related to securitizations. Subordinated trust assets represent an ownership interest in the securitized receivables that is subordinated to the other noteholders’ interests. Retained interests in securitizations serve as credit enhancement to the noteholders’ interests in the securitized receivables. We account for retained interests in securitizations as trading securities. These assets are carried at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income.
      We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis when quoted market prices are not available. The cash flows of the retained interest-only strip are estimated as the excess of the weighted average interest yield on the pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and an estimate of future credit losses over the life of the existing receivables. Cash flows are discounted from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. The discounted cash flow analysis is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Interest income is recognized over the life of the retained interests in securitizations by applying the discount rate used in the valuation.
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
Servicing Assets
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Leasehold improvements are amortized over the shorter of the lives of the leases or estimated service lives of the leasehold improvements.
Investment in Limited Partnership
On February 20, 1998, we completed a transaction with Fleet Financial Group, Inc. (“Fleet”) to contribute substantially all of our consumer credit card receivables, subject to liabilities, to a newly formed entity controlled by Fleet that is now known as Fleet Credit Card Services, L.P. As of the consummation of the transaction on February 20, 1998, our ownership interest in the newly formed entity was 4.99% and the carrying value of the investment was $20.0 million. Our ownership interest at December 31, 2004 and 2003 was approximately 1.3%. As a result of our May 28, 2004 agreement with Bank of America and the combination of Bank of America’s and Fleet Credit Card Services, L.P.’s consumer credit card businesses, our partnership interest in Fleet Credit Card Services, L.P. represents an interest in the combined business.
      Subsequent to the date of the agreement with Bank of America, we have accounted for our investment in Fleet Credit Card Services, L.P. using the cost method and have recognized dividends received distributed from net accumulated earnings as income. Prior to the date of the agreement with Bank of America, we recognized earnings allocable to our partnership interest using the equity method in accordance with Emerging Issues Task Force Topic D-46, “Accounting for Limited Partnership Interests.” The partnership interest is included in other assets on the consolidated balance sheets and earnings on the partnership interest are included in other revenues on the consolidated income statements. We received distributions from the partnership of $2.4 million in the year ended December 31, 2004 and $1.2 million in 2003. Distributions were withheld in the year ended December 31, 2002 due to the litigation with Fleet. Cumulative estimated earnings allocable to our partnership interest as of December 31, 2002 were included in the calculation of loss on transfer of consumer credit card business in 2002 as a result of the trial court ruling on January 22, 2003 in the Fleet litigation.
Intangible Assets
Intangible assets are initially recognized and measured based on their fair value. Intangible assets are amortized on a straight-line basis over their estimated useful lives unless they are deemed to have indefinite useful lives. Intangible assets with indefinite useful lives are not amortized and are subject to impairment tests at least annually. Impairment losses are recognized if the carrying value of an intangible asset exceeds its fair value.
Business Credit Card Rewards Programs
We offer cash back rewards and/or business rewards programs with the majority of our business credit cards. Eligible cardholders earn cash back rewards or business rewards based on net purchases charged on their business credit card account. The costs of future reward redemptions are estimated and a liability is recorded at the time cash back rewards or business rewards are earned by the cardholder. These costs of future rewards redemptions are recorded as a reduction of other revenues on the consolidated income statements. Estimates of the costs of future reward redemptions include assumptions regarding the percentage of earned rewards that cardholders will ultimately redeem and the cost of business rewards. It is reasonably possible that actual results will differ from our estimates or that our estimated liability for these programs may change.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Stock-Based Compensation
SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (“SFAS No. 123”) defines a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, entities are permitted to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“Opinion”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue with the accounting methodology in Opinion No. 25 and, as a result, have provided pro forma disclosures of compensation expense for options granted to employees under our stock option plans, net of related tax effects, net income and earnings per share, as if the fair value based method of accounting had been applied. Had compensation cost for these plans been determined using the fair value method, our compensation expense for stock option plans, net of related tax effects, net income (loss) and net income (loss) per common share would have changed to the following pro forma amounts for the years ended December 31:

	2004	2003	2002

Stock-based employee compensation expense for stock option plans, net of related tax effects
As reported	$119	$0	$0
Pro forma	3,120	2,353	3,114

Net income (loss)
As reported	$44,741	$28,245	$(24,182)
Pro forma	41,740	25,892	(27,296)

Basic net income (loss) per common share
As reported
Class A	$1.71	$1.11	$(1.03)
Class B	1.82	1.21	(0.94)
Combined	1.78	1.17	(0.97)
Pro forma
Class A	$1.59	$1.01	$(1.16)
Class B	1.70	1.11	(1.06)
Combined	1.66	1.07	(1.09)

Diluted net income (loss) per common share
As reported
Class A	$1.58	$1.08	$(1.03)
Class B	1.64	1.16	(0.94)
Combined	1.62	1.13	(0.97)
Pro forma
Class A	$1.48	$0.99	$(1.16)
Class B	1.54	1.07	(1.06)
Combined	1.52	1.04	(1.09)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2004	2003	2002

Dividend yield	2.85%	3.79%	3.57%
Expected life (in years)	5.0	7.0	7.0
Expected volatility	54.74%	59.19%	57.78%
Risk-free interest rate	3.62%	3.23%	4.41%

Income Taxes
Our effective tax rate is based on expected income, statutory tax rates, current tax law and tax planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is required in determining our effective tax rate and in evaluating our tax positions. Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, we determine the net deferred tax asset or liability based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies could materially affect our tax estimates and are outside of our control. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In establishing the valuation allowance, we consider (1) estimates of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast the business credit card market and the competitive and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if applicable, are included in income tax expense on the consolidated income statements.
Discontinued Operations
Our exit from the mortgage business and discontinuance of the leasing business represent the disposal of business segments following Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Accordingly, results of these segments are classified as discontinued operations in all periods presented. Our accounting for discontinued operations was not impacted by the issuance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” since its provisions for disposal groups of long-lived assets are effective for disposal activities initiated after January 1, 2002. Estimates of future cash flows are used in the accounting for discontinued operations, including estimates of the future costs of mortgage business-related litigation and estimates of operating results through the remaining term of the leasing portfolio. As all estimates used are influenced by factors outside our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Changes in estimates related to discontinued operations are included in gain (loss), net, on discontinuance of mortgage and leasing businesses on the consolidated income statements.
Earnings Per Share
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is computed by deducting preferred stock dividends from net income. Diluted earnings per common share is computed by dividing net income available to common stockholders by the sum of weighted average common shares outstanding plus dilutive common shares for the period. Potentially dilutive common shares include stock options and restricted stock. Since the cash dividends declared on our Class B Common Stock were higher than the dividends declared on the Class A Common Stock, basic and diluted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earnings per common share have been calculated using the “two-class” method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. Both classes of our common stock share equally in undistributed earnings. We have also presented combined earnings per common share, which represents net income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.
Recently Issued Accounting Standards
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46”). This interpretation requires a company to consolidate a variable interest entity if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. The consolidation requirements apply to all variable interest entities created after January 31, 2003 and were effective for the annual or interim periods beginning after December 15, 2003. In December 2003, the FASB revised FIN 46 to clarify some of the provisions and incorporate several FASB staff positions related to FIN 46 that were already effective. This interpretation, as revised, did not have a material effect on our financial position or results of operations since qualifying special-purpose entities, as defined in SFAS No. 140, are exempt from the consolidation requirements of FIN 46. However, our adoption of the revised interpretation resulted in the deconsolidation of the subsidiary trust that issued our company-obligated mandatorily redeemable preferred securities (the “trust preferred securities”) effective December 31, 2003. As a result of the deconsolidation of that trust, the consolidated balance sheets include subordinated debt payable to preferred securities trust of $103 million and an equity investment in the trust of $3 million, rather than $100 million of trust preferred securities. Also, the consolidated income statement includes interest expense on subordinated debt payable to preferred securities trust beginning January 1, 2004, as compared to the periods through December 31, 2003 that included payments on the trust preferred securities classified as minority interest in income of consolidated subsidiary.
      In June 2003, the FASB issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets — An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. The changes would also help to ensure that variable interest entities will not qualify for the qualifying special-purpose entity exception to FIN 46, as revised, if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In January 2005, the FASB announced plans to issue a revised exposure draft in the third quarter of 2005 and a final standard in the first half of 2006. Management will evaluate any potential impact of this revised proposed statement when it is available.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123R”) which, when effective, replaces SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. Upon implementation, entities are no longer able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities are required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. The revised standard is effective for reporting periods beginning after June 15, 2005. The adoption of this standard will increase our operating expenses effective July 1, 2005. Compensation expense calculated in accordance with SFAS 123R in future periods may differ from the pro forma amounts disclosed in our footnotes for the three years ended December 31, 2004. The amount of compensation expense will vary depending on the number of options granted in 2005, the market value of our common stock and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
changes in other variables impacting stock option valuation estimates. In addition, upon adoption of SFAS 123R, we may choose to use a different valuation model to estimate stock option fair value. Accordingly, we have not yet quantified the impact that the adoption of this statement will have on our results of operations.
Cash Flow Reporting
Cash paid for interest was $47.1 million for the year ended December 31, 2004, $48.5 million for 2003 and $52.2 million for 2002. Cash paid for taxes was $13.6 million for the year ended December 31, 2004, $1.9 million for 2003 and $1.7 million for 2002.

Note 3.	Restricted Interest-Bearing Deposits and Investments Available for Sale
At December 31, 2003, restricted interest-bearing deposits included amounts held in escrow in connection with our litigation with Fleet of $74.2 million. On February 2, 2004, the court issued its final judgment and order in the Delaware Chancery Court litigation with Fleet. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the escrow account to an unrestricted cash account. See Note 23 for a discussion of recent developments related to this litigation.
      Restricted interest-bearing deposits also include amounts held in escrow in connection with other litigation-related contingencies of $1.5 million at December 31, 2004 and $1.7 million at December 31, 2003.
      Investments available for sale consisted of the following at December 31:

	2004				2003				2002

		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury and government agency securities	$69,402	$0	$(485)	$68,917	$28,593	$23	$(72)	$28,544	$29,212	$45	$0	$29,257
State and municipal securities	3,329	46	(5)	3,370	1,946	68	0	2,014	2,218	84	0	2,302
Corporate bonds	12,308	0	(49)	12,259	0	0	0	0	0	0	0	0
Collateralized mortgage obligations	0	0	0	0	27	0	0	27	3,408	29	(1)	3,436
Mortgage-backed securities	4,358	87	(47)	4,398	4,954	113	(71)	4,996	3,852	98	0	3,950
Equity securities(1)	14,626	51	0	14,677	20,018	35	0	20,053	20,223	30	0	20,253
Money market funds(2)	80,509	0	0	80,509	166,875	0	0	166,875	111,903	0	0	111,903
Other	110	0	0	110	115	0	0	115	121	0	0	121

Total investments available for sale	$184,642	$184	$(586)	$184,240	$222,528	$239	$(143)	$222,624	$170,937	$286	$(1)	$171,222

(1)	Includes venture capital investments of $5.3 million at December 31, 2004, $9.5 million at December 31, 2003 and $13.5 million at December 31, 2002. The amount shown as amortized cost represents fair value for these investments. See Note 2.

(2)	Money market funds include an investment in the Merrill Lynch Premier Institutional Fund of $44.0 million and the Barclays Global Investors Prime Money Market Fund of $35.0 million at December 31, 2004. Money market funds include an investment in the Merrill Lynch Premier Institutional Fund of $163.8 million at December 31, 2003 and $110.9 million at December 31, 2002.
      Distributions from money market funds were $1.2 million in the year ended December 31, 2004, $1.4 million in 2003 and $1.1 million in 2002 and were included in interest income on the consolidated income statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Maturities of investments available for sale at December 31, 2004 were as follows:

	Amortized
	Cost	Fair Value

Due in 1 year	$38,496	$38,418
Due after 1 but within 5 years	44,259	43,819
Due after 5 but within 10 years	1,281	1,286
Due after 10 years	1,113	1,133

Subtotal	85,149	84,656
Mortgage-backed securities	4,358	4,398
Equity securities	14,626	14,677
Money market funds	80,509	80,509

Total investments available for sale	$184,642	$184,240

      Net realized gains and losses on the sale of investments are included in other revenues on the consolidated income statements. Realized gains and losses on sales of investments available for sale were as follows for the years ended December 31:

	2004	2003	2002

Gross realized gains	$1,179	$389	$1,240
Gross realized losses	0	(2,006)	(549)

Net realized gains (losses)	$1,179	$(1,617)	$691

      There were no declines in the fair value of investments available for sale below their cost that were deemed to be other than temporary at December 31, 2004 or 2003. At December 31, 2004, Advanta Corp. held twenty investments in U.S. Treasury and government agency securities and seventeen investments in other debt securities that were in an unrealized loss position. The range of unrealized losses per individual investment was $1 thousand to $77 thousand and resulted from increases in interest rates, not from deterioration in the creditworthiness of the issuers. These unrealized losses were not deemed to be other than temporary impairments based upon the length of time and the extent to which the fair value has been less than cost, review of the current interest rate environment, the underlying credit rating of the issuers, anticipated volatility in the market and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value. The fair value of investments available for sale in an unrealized loss position and the related unrealized losses were as follows at December 31, 2004:

	Less Than		12 Months
	12 Months in an		or Longer in an
	Unrealized Loss		Unrealized Loss
	Position		Position		Total

	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Amount	Value	Amount	Value	Amount	Value

U.S. Treasury and government agency securities	$(485)	$66,323	$0	$0	$(485)	$66,323
State and municipal securities	(5)	715	0	0	(5)	715
Corporate bonds	(49)	12,259	0	0	(49)	12,259
Mortgage-backed securities	(47)	2,699	0	0	(47)	2,699

Total	$(586)	$81,996	$0	$0	$(586)	$81,996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Investments deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers were $6.3 million at December 31, 2004 and $6.2 million at December 31, 2003.

Note 4.	Receivables
Receivables on the balance sheet, including those held for sale, consisted of the following at December 31:

	2004	2003

Business credit card receivables	$730,483	$518,040
Other receivables	10,280	16,976

Gross receivables	740,763	535,016

Add: Deferred origination costs, net of deferred fees	15,745	19,211
Less: Allowance for receivable losses
Business credit cards	(49,190)	(47,041)
Other receivables	(1,288)	(1,413)

Total allowance for receivable losses	(50,478)	(48,454)

Receivables, net	$706,030	$505,773

      In June 2001, Advanta Corp. provided a $353 thousand mortgage financing loan and a $100 thousand revolving home equity line of credit to an executive officer as part of a relocation agreement. The line of credit was used to finance certain costs associated with establishing and maintaining the residence. The interest rate on the mortgage financing loan and revolving note was 7% and both loans were secured with liens against the property. The mortgage financing loan extended through June 30, 2031 and the line of credit extended through June 30, 2011. Both loans were subject to certain acceleration provisions. Repayment of principal and interest was deferred for the initial three-year period of the respective loans. Borrowings on the line of credit were $15 thousand in 2004, $15 thousand in 2003 and $33 thousand in 2002. Upon the termination of the executive officer’s employment in February 2004, a repayment event under the terms of the agreement occurred. The former executive officer sold the property in May 2004 and used the net proceeds from the sale to satisfy his loan obligations in accordance with the terms of the relocation agreement. The outstanding balances on these loans of $474 thousand were included in other receivables at December 31, 2003. We recognized $91 thousand of compensation expense in the year ended December 31, 2004 related to loan forgiveness, based on the net proceeds from the sale of the property.
      We had commitments to extend credit to our credit card customers, representing unused lines of credit, of $7.2 billion at December 31, 2004 and $6.7 billion at December 31, 2003. Lines of credit on our customers’ business credit cards totaled $10.5 billion at December 31, 2004 and $9.7 billion at December 31, 2003. We believe that our customers’ utilization of their lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date.
      See Note 6 for information on geographic concentrations for owned business credit card receivables. Also see Note 6 for statistical information on owned receivables 30 days or more delinquent, 90 days or more delinquent, on nonaccrual status, accruing receivables past due 90 days or more, and net principal charge-offs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Allowance for Receivable Losses
The following table displays five years of allowance history for the years ended December 31:

	2004	2003	2002	2001	2000

Balance at January 1	$48,454	$46,159	$41,971	$33,367	$14,865
Provision for credit losses	42,368	45,423	40,906	35,976	36,309
Provision for interest and fee losses(1)	9,714	11,623	6,889	4,404	2,293
Gross principal charge-offs:
Business credit cards	(42,991)	(46,597)	(41,660)	(30,540)	(20,174)
Other receivables	(11)	(34)	(16)	(3)	(2)

Total gross principal charge-offs	(43,002)	(46,631)	(41,676)	(30,543)	(20,176)

Principal recoveries:
Business credit cards	3,055	2,927	4,260	3,171	2,369
Other receivables	4	0	0	0	0

Total principal recoveries	3,059	2,927	4,260	3,171	2,369

Net principal charge-offs	(39,943)	(43,704)	(37,416)	(27,372)	(17,807)

Interest and fee charge-offs:
Business credit cards	(10,115)	(11,047)	(6,191)	(4,404)	(2,293)

Balance at December 31	$50,478	$48,454	$46,159	$41,971	$33,367

(1)	See “Interest and Fee Income on Receivables” in Note 2 for a discussion of the change in income billing practice effective October 1, 2002. Provisions for interest and fee losses are recorded as direct reductions to interest and fee income.

Note 6.	Securitization Activities
Accounts receivable from securitizations consisted of the following at December 31:

	2004	2003

Retained interests in securitizations	$162,473	$149,998
Accrued interest and fees on securitized receivables, net (1)	50,814	58,178
Amounts due from the securitization trust	31,075	36,161

Total accounts receivable from securitizations	$244,362	$244,337

(1)	Reduced by an estimate for uncollectible interest and fees of $9.2 million at December 31, 2004 and $12.6 million at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents securitization data for the years ended December 31, and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	2004	2003	2002

Average securitized receivables	$2,524,547	$2,238,157	$1,727,864
Securitization income	124,769	122,816	118,976
Discount accretion	17,140	16,311	10,658
Interchange income	112,568	92,164	70,830
Servicing revenues	49,516	40,747	33,973
Proceeds from new securitizations	131,641	957,051	494,486
Proceeds from collections reinvested in revolving-period securitizations	6,557,489	4,475,645	3,964,178
Cash flows received on retained interests	264,391	287,926	205,027
Key assumptions:
Discount rate	9.79% - 14.33%	11.44% - 14.56%	9.03% - 15.00%
Monthly payment rate	20.63% - 22.65%	18.79% - 22.25%	18.16% - 21.00%
Loss rate	5.90% - 8.47%	7.70% - 10.29%	9.35% - 12.78%
Interest yield, net of interest earned by noteholders	11.28% - 13.84%	13.84% - 15.00%	14.85% - 15.87%

      There were no purchases of delinquent accounts from the securitization trust in the three years ended December 31, 2004.
      The following assumptions were used in measuring the fair value of retained interests in securitizations at December 31. The assumptions listed represent weighted averages of assumptions used for each securitization. The retained interest-only strip valuation includes cash flow projections over the three month weighted average life of existing receivables at December 31, 2004 and 2003.

	2004	2003

Discount rate	9.79% - 11.27%	12.44% - 14.33%
Monthly payment rate	21.77% - 22.65%	20.80% - 22.25%
Loss rate	5.90% - 6.79%	7.70% - 8.47%
Interest yield, net of interest earned by noteholders	11.28%	13.84%

      In addition to the assumptions identified above, management also considered qualitative factors such as the impact of the current economic environment on the performance of the receivables sold and the potential volatility of the current market for similar instruments in assessing the fair value of retained interests in securitizations.
      We have prepared sensitivity analyses of the valuations of retained interests in securitizations estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from expected levels for each key assumption,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at December 31.

	2004	2003

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(2,183)	$(2,481)
Discount rate increased by 4%	(4,304)	(4,872)
Monthly payment rate at 110% of base assumption	(1,510)	(1,754)
Monthly payment rate at 125% of base assumption	(3,516)	(3,836)
Loss rate at 110% of base assumption	(3,622)	(4,501)
Loss rate at 125% of base assumption	(9,054)	(11,251)
Interest yield, net of interest earned by noteholders, decreased by 1%	(6,138)	(5,845)
Interest yield, net of interest earned by noteholders, decreased by 2%	(12,277)	(11,690)

      The objective of these hypothetical analyses is to measure the sensitivity of the fair value of the retained interests in securitizations to changes in assumptions. The methodology used to calculate the estimated fair value in the analyses is a discounted cash flow analysis, the same methodology used to calculate the estimated fair value as described in Note 2. These estimates do not factor in the impact of simultaneous changes in other key assumptions. The above scenarios do not reflect management’s expectation regarding the future direction of these rates, and they depict only certain possibilities out of a large set of possible scenarios.
Managed business credit card receivable data
Our managed business credit card receivable portfolio is comprised of both owned and securitized business credit card receivables. Performance on a managed receivable portfolio basis is useful and relevant because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables. Credit quality data on the managed business credit card receivable portfolio was as follows at December 31:

	2004	2003

Owned business credit card receivables	$730,483	$518,040
Securitized business credit card receivables	2,564,147	2,463,747

Total managed receivables	3,294,630	2,981,787

Receivables 30 days or more delinquent:
Owned	28,287	25,301
Securitized	107,546	148,177
Total managed	135,833	173,478
Receivables 90 days or more delinquent:
Owned	13,638	12,696
Securitized	51,770	74,762
Total managed	65,408	87,458
Accruing receivables past due 90 days or more:
Owned	12,233	11,320
Securitized	45,981	66,376
Total managed	58,214	77,696
Nonaccrual receivables:
Owned	11,393	7,866
Securitized	43,114	47,381
Total managed	54,507	55,247

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003

Net principal charge-offs for the year ended December 31 (1):
Owned	39,936	43,670
Securitized	170,024	179,538
Total managed	209,960	223,208

(1)	Net principal charge-offs for the year ended December 31, 2002 were $37.4 million on owned receivables and $156.3 million on securitized receivables, for a total of $193.7 million on managed receivables.
      Approximately 13% of our owned and managed business credit card receivables are concentrated in the state of California. No other single state had a concentration in excess of 10% of total owned or managed business credit card receivables. Based on U.S. Census population estimates, our concentration of business credit card receivables in the state of California is generally consistent with the 12% of the U.S. population residing in that state.

Note 7.	Selected Balance Sheet Information
Other assets consisted of the following at December 31:

	2004	2003

Net deferred tax asset	$70,260	$82,175
Investment in Fleet Credit Card Services, L.P.	32,095	35,988
Cash surrender value of insurance contracts	21,346	21,792
Intangible assets	3,360	4,295
Investment in preferred securities trust	3,093	3,093
Amounts due from transfer of consumer credit card business	0	70,545
Other assets	61,297	60,815

Total other assets	$191,451	$278,703

      We own rights to host an annual tennis event held in the Philadelphia area, purchased in 2002 for $3 million, to raise awareness of Advanta’s involvement in the local community. We determined that the intangible asset has an indefinite useful life, and therefore no amortization is recorded. This asset is tested annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. There was no impairment in the three years ended December 31, 2004.
      In the year ended December 31, 2003, we purchased sponsorship rights and exclusive marketing rights to a professional association’s members for $1.6 million. This intangible asset is being amortized over the 24-month period of the agreement. The carrying value of this asset was $245 thousand at December 31, 2004 and $1.2 million at December 31, 2003. Marketing expense included $980 thousand of amortization expense on this asset for the year ended December 31, 2004 and $375 thousand of amortization expense for the year ended December 31, 2003. The remaining carrying value of this asset will be amortized in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other liabilities consisted of the following at December 31:

	2004	2003

Accounts payable and accrued expenses	$33,091	$28,458
Business credit card business rewards liability	16,872	15,141
Business credit card cash back rewards liability	2,817	9,644
Current income tax payable	16,068	13,449
Amounts due to the securitization trust	4,493	4,021
Accrued interest payable	3,310	4,008
Other(1)	29,954	192,402

Total other liabilities	$106,605	$267,123

(1)	A substantial portion of other liabilities at December 31, 2003 represented our litigation reserves.
      In February 2004, the court issued its final judgment and order in the Delaware Chancery Court litigation with Fleet, and a payment was made to Fleet in satisfaction of all amounts due in connection with this litigation. In accordance with the court’s February 2004 order, the payment to Fleet was net of amounts due to Advanta from Fleet. As a result of the court’s order and payment to Fleet in February 2004, there was a decrease in other assets and other liabilities as of the payment date. There was no impact to our results of operations in 2003 since, based on the final judgment and order, our reserves at December 31, 2003 were adequate. See Note 23 for a discussion of recent developments related to this litigation.

Note 8.	Deposits
Deposit accounts consisted of the following at December 31:

	2004	2003

Demand deposits	$5,466	$6,624
Money market savings	3,614	1,581
Time deposits of $100,000 or less	469,733	467,236
Time deposits of more than $100,000	346,460	196,763

Total deposits	$825,273	$672,204

      All deposits are interest bearing except demand deposits. Time deposit maturities were as follows at December 31, 2004:

Year Ended December 31,
2005	$317,203
2006	291,610
2007	129,959
2008	15,690
2009	61,731
      The average interest cost of our deposits was 2.89% in the year ended December 31, 2004, 2.92% in 2003 and 4.05% in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Debt and Other Borrowings
The composition of debt was as follows at December 31:

	2004	2003

RediReserve Variable Rate demand certificates, (1.65% - 2.25%)	$14,851	$24,910
6 month retail notes, fixed	0	4,259
12 month retail notes, fixed (1.59% - 3.68%)	27,428	57,323
18 month retail notes, fixed (1.83% - 4.64%)	7,651	12,710
24 month retail notes, fixed (2.47% - 6.63%)	53,079	83,177
30 month retail notes, fixed (3.44% - 9.08%)	16,702	18,471
36 month retail notes, fixed (4.50% - 7.33%)	19,296	9,679
48 month retail notes, fixed (5.45% - 11.51%)	19,092	16,863
60 month retail notes, fixed (6.39% - 11.56%)	101,773	85,299
120 month retail notes, fixed (7.56% - 9.53%)	4,026	0
Other retail notes, fixed (1.59% - 11.33%)	1,861	2,126

Total debt	$265,759	$314,817

      Interest rates shown in the table above represent the range of rates on debt outstanding at December 31, 2004.
      The annual contractual maturities of debt were as follows at December 31, 2004:

Year Ended December 31,
2005	$114,390
2006	37,124
2007	43,480
2008	42,944
2009 and thereafter	27,821
      The average interest cost of our debt was 6.19% in the year ended December 31, 2004, 6.39% in 2003 and 7.56% in 2002.
      We had no short-term borrowings outstanding at December 31, 2004 or 2003. The following table displays information related to selected types of short-term borrowings during the years ended December 31:

	2004		2003		2002

	Amount	Rate	Amount	Rate	Amount	Rate

Average for the year:
Securities sold under repurchase agreements	$0	0%	$55	1.72%	$3,527	1.86%
Federal funds purchased	145	1.58	507	1.40	0	0

Total	$145	1.58%	$562	1.43%	$3,527	1.86%

Maximum month-end balance:
Securities sold under repurchase agreements	$0		$0		$25,035
Federal funds purchased	18,536		30,000		0

      The weighted average interest rates were calculated by dividing the interest expense for the period by the average amount of short-term borrowings outstanding during the period, calculated as an average of daily amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, Advanta Bank Corp. had uncommitted federal funds purchased facilities available with two correspondent banks totaling $60.0 million.

Note 10.	Subordinated Debt Payable to Preferred Securities Trust
We own 100% of a statutory business trust, Advanta Capital Trust I, that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. The trust was established in 1996 as a financing vehicle and we used the proceeds from the issuance for general corporate purposes. The assets of the trust consist of $103 million of 8.99% junior subordinated debentures issued by Advanta Corp. due December 17, 2026. The trust preferred securities are subject to mandatory redemption upon the optional prepayment by Advanta Corp. of the junior subordinated debentures at any time on or after December 17, 2006 at an amount per trust preferred security equal to 104.495% of the principal amount plus accrued and unpaid distributions. This amount declines ratably on each December 17 thereafter to 100% on December 17, 2016. Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. Dividends on the trust preferred securities are cumulative, payable semi-annually in arrears at an annual rate of 8.99%, and are deferrable at our option for up to ten consecutive semi-annual periods, provided that no extension may extend beyond December 17, 2026. We cannot pay dividends on our preferred or common stocks during deferments. There have been no deferments as of December 31, 2004. The trust has no operations or assets separate from its investment in the junior subordinated debentures.
      As described in Note 2, our adoption of FIN 46, as revised, resulted in the deconsolidation of the subsidiary trust that issued the trust preferred securities effective December 31, 2003. As a result of the deconsolidation of that trust, the consolidated balance sheets include subordinated debt payable to preferred securities trust of $103 million and an equity investment in the trust of $3 million, rather than $100 million of trust preferred securities. Also, the consolidated income statement includes interest expense on subordinated debt payable to preferred securities trust beginning January 1, 2004, as compared to the periods through December 31, 2003 that included payments on the trust preferred securities classified as minority interest in income of consolidated subsidiary.
      The following is summarized financial information for Advanta Capital Trust I:

	December 31,

	2004	2003

Balance Sheet
Total assets	$103,453	$103,453
Total liabilities	360	360
Mandatorily redeemable preferred securities	100,000	100,000
Total securityholder’s equity	3,093	3,093

	Year Ended December 31,

	2004	2003	2002

Income Statement
Interest income	$9,628	$9,628	$9,628
Expenses	0	0	0
Net income	$9,628	$9,628	$9,628

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Commitments and Contingencies
Litigation Contingencies
All outstanding litigation between Advanta and Fleet was dismissed in February 2005, consistent with the terms of the May 28, 2004 agreement between Advanta and Bank of America. See further discussion in Note 23 and discussion of the litigation below.
      On January 22, 1999, Fleet and certain of its affiliates filed a lawsuit against Advanta Corp. and certain of its subsidiaries in Delaware Chancery Court. Fleet’s allegations, which we denied, centered around Fleet’s assertions that we failed to complete certain post-closing adjustments to the value of the assets and liabilities we contributed to Fleet Credit Card Services, L.P. in connection with the Consumer Credit Card Transaction. We filed an answer to the complaint, and we also filed a countercomplaint against Fleet for damages we believe have been caused by certain actions of Fleet. As a result of related litigation with Fleet, $70.1 million of our reserves in connection with this litigation were funded in an interest-bearing escrow account in February 2001. On January 22, 2003, the trial court issued a ruling on all but one of the remaining issues, and ordered further briefing on the remaining outstanding issue. Effective December 31, 2002, we recognized a $43.0 million pretax loss on the transfer of our consumer credit card business, representing the estimated impact of implementing the court’s January 2003 decisions. This amount represented the amount in excess of the reserves we had been carrying for the litigation, which was based on our expectations of the outcome of the litigation. On November 7, 2003, the court ruled on the remaining outstanding issue, the method for calculating the interest to be awarded, and ordered the parties to submit revised calculations in accordance with this ruling before it issued a judgment. On February 2, 2004, the court issued its final judgment and order. In early February 2004, the escrow agent released $63.8 million from the escrow account to Fleet in satisfaction of all amounts due to Fleet in connection with this litigation and the $10.5 million of funds remaining in the escrow account were released and transferred from the escrow account to an unrestricted cash account. At December 31, 2003, the escrow account was included in restricted interest-bearing deposits on the consolidated balance sheet. There was no impact to our results of operations in 2003 since, based on the final judgment and order, our reserves at December 31, 2003 were adequate. On March 1, 2004, we filed a notice of appeal to commence the appeals process relating to orders made by the Delaware Chancery Court during the litigation, and on April 15, 2004, we filed an opening brief with the Supreme Court of Delaware setting forth the basis for our appeal. Fleet filed its answering brief with the Supreme Court of Delaware on May 17, 2004, and we filed our reply brief on June 1, 2004. As described in Note 23, this litigation was dismissed in February 2005 pursuant to the May 28, 2004 agreement between Advanta and Bank of America.
      In Fleet’s disputes with us, Fleet claimed $508 million of tax deductions from its partnership with us in connection with the Consumer Credit Card Transaction, which are required under the law to be allocated solely to Advanta. The deductions, as well as the allocation of a gain from the sale of a partnership asset of approximately $47 million, were before the Internal Revenue Service Regional Office of Appeals. As described in Note 23, this matter was resolved in February 2005 in accordance with the terms of the May 28, 2004 agreement between Advanta and Bank of America.
      On January 15, 2003, Fleet filed a complaint in Rhode Island Superior Court seeking a declaratory judgment that we indemnify Fleet under the applicable partnership agreement for any damage Fleet incurs by not being entitled to the $508 million of tax deductions. Fleet was also seeking a declaratory judgment that it should not indemnify us for any damages that we incur due to any allocation to Advanta of the $47 million gain on the sale of a partnership asset. On February 28, 2003, we filed a motion to dismiss the complaint. On August 13, 2003, the court denied the motion to dismiss on procedural grounds. We answered the complaint and filed a counterclaim against Fleet on September 19, 2003. As described in Note 23, this litigation was dismissed in February 2005 pursuant to the May 28, 2004 agreement between Advanta and Bank of America.
      On July 26, 2001, Chase Manhattan Mortgage Corporation (“Chase”) filed a complaint against Advanta Corp. and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that we breached our contract with Chase in connection with the Mortgage Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On February 13, 2004, Advanta Corp. filed a Writ of Summons against Chase in Montgomery County, Pennsylvania Court of Common Pleas, which was amended on March 4, 2004; and on March 8, 2004, Advanta Corp. and certain of its subsidiaries filed a Second Amended Writ of Summons and a Complaint against Chase in Montgomery County, Pennsylvania Court of Common Pleas seeking damages of at least $17.7 million. In May 2004, Chase filed an answer to the complaint and asserted a new matter and counterclaims seeking damages of at least $5 million. On August 2, 2004, we filed our reply to Chase’s new matter and counterclaims. On February 23, 2004 and June 4, 2004, Chase filed a complaint and a first amended complaint against us in the United States District Court for the District of Delaware seeking damages of at least $7 million. On August 9, 2004, we filed our answer, affirmative defenses and counterclaims to the first amended complaint in the United States District Court for the District of Delaware, asserting substantially the same claims and damages as in the Montgomery County, Pennsylvania action. On August 30, 2004, Chase filed a motion to dismiss our counterclaims. On September 15, 2004, we filed our opposition to Chase’s motion. These complaints, counterclaims and other filings relate to contractual claims, including claims for indemnification, under the purchase and sale agreement governing the Mortgage Transaction and are a continuation of the ongoing dispute associated with the Mortgage Transaction. Since this litigation relates to a discontinued operation, we have established reserves for estimated future litigation costs. We do not expect the lawsuit filed by Chase on February 23, 2004, as amended on June 4, 2004, or Chase’s new matter and counterclaims in the action brought by us in the Pennsylvania Court of Common Pleas to have a material adverse effect on our financial position or results of operations.
      Advanta Mortgage Corp. USA (“AMCUSA”) and Advanta Mortgage Conduit Services, Inc. (“AMCSI”), subsidiaries of Advanta Corp., have been involved in arbitration before the American Arbitration Association with Goodrich & Pennington Mortgage Fund, Inc. (“GPMF”), a participant in one of the programs of our former mortgage business. The arbitration process commenced June 28, 2001 in San Francisco, California with GPMF serving a demand for arbitration relating to alleged failure to provide information and documentation under the former mortgage program. In February and June 2004, GPMF filed additional statements of claim, concerning GPMF’s relationship with Advanta. Certain of GPMF’s claims were tried at an arbitration hearing during November 2004 (“Phase I Claims”). On January 10, 2005, the arbitrator issued a ruling in Advanta’s favor on all issues capable of determination from the evidence presented at the hearing on the Phase I Claims. Further evidence will be presented to address certain issues unresolved by the January 2005 ruling. On January 28, 2005, GPMF filed an amended statement of claim raising unspecified issues relating to the effect of the Mortgage Transaction on GPMF’s relationship with Advanta and attempting to add Chase as a party to the arbitration. If the claim against Chase is permitted, this and all remaining claims are currently scheduled to be heard in July 2005 (“Phase II Claims”). The aggregate amount of damages sought by GPMF on the Phase II Claims is not known and at this time, no cognizable damage amount has been specified in its pleadings. Since this arbitration relates to a discontinued operation,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
we have established reserves for estimated future litigation costs. We do not expect this arbitration to have a material adverse effect on our financial position or results of operations.
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
Obligations under Guarantees
In the normal course of business, including discontinued operations, we enter into agreements pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. These indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell assets or services, establish alliances or other strategic business relationships, service assets (including for unaffiliated third parties), buy or lease real property and license intellectual property. The agreements we enter into in the normal course of business, including discontinued operations, generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay certain amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees or infringement of third party intellectual property rights. Under these typical indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular agreement, and the procedures typically allow us to challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement. Also, in connection with the securitization of receivables, we enter into agreements pursuant to which we agree to indemnify other parties to these transactions. The agreements contain standard representations and warranties about the assets that are securitized and include indemnification provisions under certain circumstances involving a breach of these representations or warranties. In connection with the securitization transactions we also include indemnifications that protect other parties to the transactions upon the occurrence of certain events such as violations of securities law and certain tax matters. Contingencies triggering material indemnification obligations have not occurred historically and are not expected to occur. Maximum exposure to loss is not possible to estimate due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. The nature of the indemnification provisions in the various types of agreements described above are low risk and pervasive, and we consider them to have a remote risk of loss. There are no amounts reflected on the consolidated balance sheets related to these indemnifications.
      In connection with our exit from certain businesses, we have entered into agreements that include customary indemnification obligations to the other parties. In general, the agreements we have entered into in connection with our disposition of assets, liabilities and/or businesses provide that we will indemnify the other parties to the transactions for certain losses relating to the assets, liabilities or business acquired by them. The obligations to indemnify are transaction and circumstance specific, and in most cases the other party must suffer a minimum threshold amount of losses before our indemnification obligation is triggered. Under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular agreement, and the procedures typically allow us to challenge the other party’s claims. It is not possible to determine the maximum potential amount of future payments under these or similar arrangements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Litigation relating to indemnification provisions of transaction agreements governing the Consumer Credit Card Transaction and the Mortgage Transaction is described above in “Litigation Contingencies.”
      We own 100% of a statutory business trust that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. See Note 10 for further discussion. Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. At December 31, 2004, the maximum amount of the undiscounted future payments that Advanta Corp. could be required to make under this guarantee was $298 million, representing the amount of trust preferred securities outstanding of $100 million at December 31, 2003 and future dividends of approximately $9 million per year through December 2026. Our consolidated balance sheets reflect subordinated debt payable to the preferred securities trust of $103 million.
      See Note 21 for a discussion of parent guarantees of subsidiary obligations.
Commitments
We lease office space in several states under leases accounted for as operating leases. Total rent expense related to continuing operations was $5.5 million for the year ended December 31, 2004, $6.4 million for 2003 and $5.5 million for 2002. The future minimum lease payments of non-cancelable operating leases are as follows at December 31, 2004:

Year Ended December 31,
2005	$6,114
2006	5,767
2007	5,510
2008	5,322
2009	5,334
Thereafter	4,131
      In the normal course of business, we have commitments to extend credit to our business credit card customers. See Note 4 for further discussion.

Note 12.	Capital Stock
Class A Preferred Stock is entitled to 1/2 vote per share and a noncumulative dividend of $140 per share per year, which must be paid prior to any dividend on the common stock. The redemption price of the Class A Preferred Stock is equivalent to its par value and redemption is only permitted upon approval of the Board of Directors of Advanta Corp.
      In 2001 and 2002, the Board of Directors of Advanta Corp. authorized the purchase of up to 3.0 million shares of Advanta Corp. common stock. We repurchased 693 thousand shares of our Class B Common Stock in the year ended December 31, 2001 and 1.6 million shares of our Class B Common Stock in 2002. In the year ended December 31, 2003, we repurchased 434 thousand shares of our Class A Common Stock and 315 thousand shares of our Class B Common Stock, which substantially completed our purchases under these authorizations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash dividends per share of common stock declared were as follows for the years ended December 31:

	2004	2003	2002

Class A Common Stock	$0.347	$0.252	$0.252
Class B Common Stock	0.416	0.302	0.302

      In November 2004, the Board of Directors of Advanta Corp. approved a 20% increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividends payable in the second quarter of 2005.

Note 13.	Benefit Plans
We have adopted a stock-based incentive plan designed to provide incentives to participating employees to remain in our employ and devote themselves to Advanta’s success. Our incentive plan authorizes an aggregate of 20.0 million shares of Advanta Corp. Class B Common Stock for the grant of options, awards of shares of stock or awards of stock appreciation rights to employees and directors. Shares available for future grant were 6.9 million at December 31, 2004 and 8.0 million at December 31, 2003.
Restricted Stock Awards
Under our management incentive programs, eligible employees are given the opportunity to elect to take portions of their anticipated, or target, bonus payments for future years in the form of restricted shares of Advanta Corp. Class B Common Stock. To the extent that these elections are made, or are required by the terms of the programs for executive officers, restricted stock is issued to employees. The number of shares of restricted stock granted to employees is determined by dividing the amount of future target bonus payments that the employee elects to receive in stock by the market price as determined under the incentive program. When newly eligible employees elect to participate in this program, the number of shares issued to them with respect to their target bonus payments for the relevant performance years is determined based on the average market price of the stock for the 90 days prior to the first day of the month in which they are eligible to join the program. The current program covers the performance years 2002 through 2005. Restricted stock vests 10 years from the date of grant and is subject to forfeiture prior to vesting should an employee terminate employment with us. Vesting has been and may continue to be accelerated annually with respect to the restricted stock granted under the program covering the particular performance year, based on the extent to which the employee and Advanta met or meet their respective performance goals for that performance year. We also may issue restricted stock to executive officers as part of employment agreements. The vesting and forfeiture terms vary depending on the specific terms of the employment agreement.
      Compensation expense on restricted stock is recognized over the vesting period of the shares. Compensation expense recognized in connection with restricted stock was $7.3 million for the year ended December 31, 2004, $3.8 million for 2003 and $2.5 million for 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes restricted stock activity for the years ended December 31:

	2004		2003		2002

		Weighted Average		Weighted Average		Weighted Average
	Number of	Price at Date of	Number of	Price at Date of	Number of	Price at Date of
(Shares in thousands)	Shares	Issuance	Shares	Issuance	Shares	Issuance

Outstanding at beginning of year	2,089	$8.27	2,492	$8.20	187	$8.19
Issued	351	15.46	239	9.02	2,740	8.24
Released from restriction	(433)	8.23	(287)	8.13	(135)	8.27
Forfeited	(223)	8.47	(355)	8.41	(300)	8.57

Outstanding at end of year	1,784	$9.67	2,089	$8.27	2,492	$8.20

Stock Options
Stock option transactions in the years ended December 31 were as follows:

	2004		2003		2002

	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
(Shares in thousands)	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	5,358	$9.79	4,776	$10.01	2,897	$11.17
Granted	1,352	16.03	1,100	8.08	2,236	8.54
Exercised	(867)	9.78	(311)	7.44	(45)	8.07
Forfeited	(320)	12.83	(201)	8.99	(312)	9.46
Expired	(1)	22.13	(6)	14.86	0	0

Outstanding at end of year	5,522	$11.14	5,358	$9.79	4,776	$10.01

Options exercisable at end of year	2,795		2,287		1,490

Weighted average fair value of options granted in the year	$6.56		$3.46		$3.80

      The following table summarizes information about stock options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable

(Shares in thousands)	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
Exercise Prices	at 12/31/04	Contractual Life	Exercise Price	at 12/31/04	Exercise Price

$ 1.00 to $ 5.00	96	5.7 years	$4.56	96	$4.56
$ 5.01 to $10.00	3,126	5.7	8.24	1,767	8.24
$10.01 to $15.00	900	6.4	13.11	653	13.06
$15.01 to $20.00	1,270	8.6	16.27	170	18.71
$20.01 to $25.00	130	3.0	22.25	109	22.13

Total	5,522	6.4	$11.14	2,795	$10.42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options generally are issued at an exercise price equal to the market price of Advanta’s Class B Common Stock on the date of grant, vest over a four-year period and expire 10 years after the date of grant. All options outstanding in the three years ended December 31, 2004 were options to purchase Class B Common Stock.
      Due to the restructuring of Advanta in the first quarter of 2001, we implemented a program whereby certain out-of-the-money options were exchanged for shares of stock. Shares granted in exchange for options were immediately vested but their distribution is deferred. Participants receive distributions of 25% of their shares on the first, second, third and fourth anniversaries of the program or they may elect to defer distributions of any installment of shares until the second through tenth anniversaries of the program. If a participant terminates employment with Advanta, any unpaid installments will be distributed on the tenth anniversary of the program. We distributed 11 thousand shares in the year ended December 31, 2004, 14 thousand shares in 2003 and 7 thousand shares in 2002. There were 96 thousand shares remaining to be distributed in connection with this program at December 31, 2004.
Employee Savings Plan
Our Employee Savings Plan is a defined contribution plan available to all of our employees who have reached age 21 with one year of service. It provides tax-deferred savings and investment opportunities, including the ability to invest in Advanta Corp. Class B Common Stock. The plan provides for discretionary employer contributions equal to a portion of the first 5% of an employee’s compensation contributed to the plan. For the three years ended December 31, 2004, our contributions equaled 100% of the first 5% of participating employees’ compensation contributed to the plan, subject to certain limitations on matching contributions to highly compensated employees under applicable provisions of the Internal Revenue Code. The compensation expense for this plan totaled $1.7 million for the year ended December 31, 2004, $1.7 million for 2003 and $1.2 million for 2002. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2004 were purchased on the open market.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan, which allows employees and directors to purchase Advanta Corp. Class B Common Stock at a 15% discount from the market price without paying brokerage fees. We report this 15% discount as compensation expense and we incurred expense of $65 thousand for the year ended December 31, 2004, $68 thousand for 2003 and $56 thousand for 2002. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2004 were purchased on the open market.
Employee Stock Ownership Plan
On September 10, 1998, our Board of Directors authorized the formation of an Employee Stock Ownership Plan (“ESOP”), available to all of our employees who have reached age 21 with one year of service. In 1998, the ESOP borrowed approximately $12.6 million from Advanta Corp. and used the proceeds to purchase approximately 1 million shares of Class A Common Stock. The ESOP loan is repayable with an interest rate of 8% over 30 years. We make contributions to the ESOP equal to the ESOP’s debt service less dividends received on ESOP shares. As the ESOP makes loan payments, an appropriate percentage of stock is allocated to eligible employees’ accounts based on relative participant compensation. Unallocated shares are reported as unearned ESOP shares on the consolidated balance sheets. As shares of common stock acquired by the ESOP are committed to be released to each employee, we report compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are used to fund debt service of the ESOP. ESOP compensation expense was $639 thousand for the year ended December 31, 2004, $320 thousand for 2003 and $350 thousand for 2002. At December 31, 2004, there were 799 thousand unearned and unallocated ESOP shares with a fair value of $18.1 million. At December 31, 2003, there were 825 thousand unearned and unallocated ESOP shares with a fair value of $10.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Minimum Regulatory Capital Requirements
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
      Quantitative measures established by regulation to ensure capital adequacy require the banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, each as defined in the regulations. Management believes that Advanta Bank Corp. and Advanta National Bank meet all capital adequacy requirements to which they are subject as of December 31, 2004 and 2003.
      In 2000, Advanta National Bank reached agreements with its bank regulatory agency, primarily relating to the bank’s subprime lending operations. The agreements established temporary asset growth limits at Advanta National Bank, imposed restrictions on taking brokered deposits and required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards. In 2001, Advanta National Bank entered into an additional agreement with its regulatory agency regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction, and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to a ratio of 12.7% for Tier 1 and total capital to risk-weighted assets, and to a ratio of 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement prohibits the payment of dividends by Advanta National Bank without prior regulatory approval. Advanta National Bank’s operations are currently not material to our consolidated operating results. Management believes that Advanta National Bank was in compliance with its regulatory agreements at December 31, 2004.
      As set forth in the table below, at December 31, 2004 and 2003, Advanta Bank Corp. and Advanta National Bank had capital at levels a bank is required to maintain to be classified as “well-capitalized” under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
definition of “well-capitalized” because of the existence of its agreement with its regulatory agency, even though it has achieved the higher imposed capital ratios required by the agreement.

			To Be Adequately		To Be Well-
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
	Actual		Action Provisions		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004
Total Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$340,632	26.07%	$178,082	≥ 8.0%	$196,071	≥ 10.0%
Advanta National Bank	51,211	219.80	1,865	≥ 8.0	2,330	≥ 10.0
Tier I Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$312,541	23.92%	$122,280	≥ 4.0%	$142,632	≥ 6.0%
Advanta National Bank	50,919	218.55	931	≥ 4.0	1,397	≥ 6.0
Tier I Capital (to Average Assets)
Advanta Bank Corp.	$312,541	25.93%	$48,205	≥ 4.0%	$60,257	≥ 5.0%
Advanta National Bank	50,919	46.70	4,360	≥ 4.0	5,450	≥ 5.0
December 31, 2003
Total Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$293,708	26.28%	$164,550	≥ 8.0%	$178,690	≥ 10.0%
Advanta National Bank	49,731	28.99	13,725	≥ 8.0	17,150	≥ 10.0
Tier I Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$267,709	23.95%	$116,570	≥ 4.0%	$132,750	≥ 6.0%
Advanta National Bank	49,207	28.69	6,865	≥ 4.0	10,290	≥ 6.0
Tier I Capital (to Average Assets)
Advanta Bank Corp.	$267,709	22.69%	$47,150	≥ 4.0%	$59,000	≥ 5.0%
Advanta National Bank	49,207	22.38	8,800	≥ 4.0	11,000	≥ 5.0

Note 15.	Restrictions On Dividends, Loans And Advances
In the normal course of business, Advanta Corp. and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in dividend and loan restrictions.
      Federal Deposit Insurance Corporation-insured banks are subject to certain provisions of the Federal Reserve Act which impose various legal limitations on the extent to which banks may finance or otherwise supply funds to certain of their affiliates. In particular, Advanta Bank Corp. and Advanta National Bank are subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with Advanta Corp. or its affiliates. These restrictions prevent Advanta Bank Corp. and Advanta National Bank from lending to Advanta Corp. and its affiliates unless these extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, secured extensions of credit are limited in amount: (1) as to Advanta Corp. or any affiliate, to 10% of each bank’s capital and surplus; and (2) as to Advanta Corp. and all affiliates in the aggregate, to 20% of each bank’s capital and surplus.
      Under grandfathering provisions of the Competitive Equality Banking Act of 1987, Advanta Corp. is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended, so long as Advanta Corp. and Advanta National Bank continue to comply with certain restrictions on their activities. These restrictions include the limitation that Advanta National Bank may take demand deposits but

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
may not make commercial loans. We have no present plans to register as a bank holding company under the Bank Holding Company Act.
      Advanta Bank Corp. paid $32 million in cash dividends and a $3 million noncash dividend to Advanta Corp. in 2004. There were no dividends from Advanta Bank Corp. to Advanta Corp. in the years ended December 31, 2003 or 2002. Advanta National Bank’s agreements with its regulatory agency prohibit the payment of dividends by Advanta National Bank without prior regulatory approval. Advanta National Bank paid no dividends to Advanta Corp. in the three years ended December 31, 2004.
      Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 2004, the insurance subsidiaries were in compliance with these rules and regulations. The insurance subsidiaries paid no dividends to Advanta Corp. in the year ended December 31, 2004. In the year ended December 31, 2003, insurance subsidiaries paid an extraordinary dividend of $9.6 million and a return of capital of $10.4 million to Advanta Corp. In 2002, insurance subsidiaries paid dividends to Advanta Corp. of $2.2 million.
      Total stockholders’ equity of our banking and insurance subsidiaries was $373 million at December 31, 2004 and $326 million at December 31, 2003. Of our total equity in these subsidiaries, $228 million was restricted at December 31, 2004 and $210 million was restricted at December 31, 2003. At January 1, 2005, $145 million of stockholders’ equity of our bank and insurance subsidiaries was available for payment of cash dividends in 2005 under applicable regulatory guidelines without prior regulatory approval.
      In addition to dividend restrictions at banking and insurance subsidiaries, one of our other subsidiaries is subject to a minimum equity requirement as part of a transaction agreement. The total minimum equity requirement of this subsidiary was $10 million at December 31, 2004 and the subsidiary was in compliance with its minimum equity requirement. Also, we have an investment in a limited partnership, Fleet Credit Card Services, L.P., and estimated undistributed partnership earnings included in our retained earnings were $12.1 million at December 31, 2004.

Note 16.	Segment Information
Our reportable segments are Advanta Business Cards and our Venture Capital segment.
      Our primary business segment is Advanta Business Cards, which issues business purpose credit cards to small businesses and business professionals through our subsidiary, Advanta Bank Corp. Our business purpose credit card accounts provide approved customers with unsecured revolving business credit lines. Advanta Business Cards revenue is generated through interest earned on outstanding balances, interchange income, balance transfer fees, cash usage fees and other fees.
      Our Venture Capital segment represents the operating results of venture capital investment activities. We make venture capital investments through certain of our affiliates. In recent years, we have limited our new investment activity and we presently do not expect to make significant additional investments. We actively monitor the performance of our venture capital investments, and officers of our investment affiliates participate on the boards of directors of certain investees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information about reportable segments and a reconciliation of such information to the consolidated financial statements follows:

	Advanta
	Business	Venture
	Cards	Capital	Other(1)	Total

Year Ended December 31, 2004
Interest income	$99,194	$8	$7,507	$106,709
Interest expense	35,779	319	9,479	45,577
Noninterest revenues (losses), net	285,610	(1,516)	3,747	287,841
Pretax income (loss) from continuing operations	75,182	(2,875)	0	72,307
Total assets at end of period	994,194	5,801	692,929	1,692,924
Capital expenditures	187	0	6,925	7,112
Depreciation and amortization	2,012	12	7,642	9,666

Year Ended December 31, 2003
Interest income	$99,822	$1	$8,538	$108,361
Interest expense	44,201	482	3,625	48,308
Noninterest revenues (losses), net	266,475	(3,843)	5,909	268,541
Pretax income (loss) from continuing operations	56,250	(7,124)	0	49,126
Total assets at end of period	754,953	10,471	933,020	1,698,444
Capital expenditures	32	0	8,753	8,785
Depreciation and amortization	1,164	6	7,270	8,440

Year Ended December 31, 2002
Interest income	$92,049	$3	$11,552	$103,604
Interest expense	36,845	714	10,021	47,580
Noninterest revenues (losses), net	246,957	(6,892)	36	240,101
Loss of transfer of consumer credit card business	0	0	(43,000)	(43,000)
Pretax income (loss) from continuing operations	63,244	(10,101)	(51,545)	1,598
Total assets at end of period	659,963	13,994	1,007,656	1,681,613
Capital expenditures	823	0	7,607	8,430
Depreciation and amortization	689	30	7,760	8,479

(1)	Other includes investment and other activities not attributable to reportable segments. Total assets in the “Other” segment include assets of discontinued operations.
Note 17.     Selected Income Statement Information

Other Revenues	Year Ended December 31,

	2004	2003	2002

Interchange income	$140,534	$118,294	$93,023
Business credit cards cash back rewards	(24,713)	(19,400)	(2,500)
Business credit cards business rewards	(16,513)	(9,870)	(10,042)
Balance transfer fees	4,572	5,007	3,545
Cash usage fees	3,097	3,061	3,602
Other business credit card fees	2,911	4,181	4,684
Earnings on investment in Fleet Credit Card Services, L.P.	2,545	3,150	0
Investment securities losses, net(1)	(1,498)	(3,651)	(6,169)
Valuation adjustments on other receivables held for sale	0	50	(1,085)
Other	2,621	4,156	2,094

Total other revenues, net	$113,556	$104,978	$87,152

(1)	Investment securities losses, net, include changes in the fair value and realized gains and losses on venture capital investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In each reporting period, we adjust our estimates of the percentage of earned rewards that cardholders will ultimately redeem and the costs of business rewards based on historical experience, consideration of changes in portfolio composition and changes in the rewards programs, including redemption terms. In 2004, we expanded our business rewards program to include offers of gift certificates and merchandise in addition to our traditional travel rewards. We increased our estimate of business rewards liability in 2004 since we anticipate that the expanded program will have the effect of increasing the volume of future reward redemptions, partially offset by a decrease in the associated costs per redemption. In the years ended December 31, 2003 and 2002, we decreased our estimate of the percentage of earned rewards that cardholders will ultimately redeem based on life-to-date experience at those dates. In 2003, we also changed the redemption terms of certain business reward programs resulting in a decrease in the estimated costs of future rewards redemptions for those programs. The following table shows the impact of the changes in the estimated percentage of earned rewards that cardholders will ultimately redeem and other changes in estimated costs of future period rewards redemptions for the years ended December 31.

	2004	2003	2002

Increase (decrease) in other revenues	$(2,700)	$2,800	$1,900
Increase (decrease) in net income	(1,660)	1,720	1,200
Amount per combined diluted share	$(0.06)	$0.07	$0.05

Operating Expenses	Year Ended December 31,

	2004	2003	2002

Salaries and employee benefits	$92,863	$76,062	$69,227
Amortization of deferred origination costs, net	33,508	49,923	49,597
Marketing	21,014	15,749	11,061
External processing	20,267	20,189	18,339
Professional fees	14,043	12,357	11,431
Equipment	11,173	11,292	10,676
Occupancy	8,695	8,467	6,612
Credit	5,781	5,055	5,607
Insurance	4,222	4,257	2,870
Travel and entertainment	4,213	3,251	2,384
Postage	3,514	3,604	3,470
Fraud	3,382	3,606	2,896
Other	11,623	11,353	7,571

Total operating expenses	$234,298	$225,165	$201,741

Note 18.     Income Taxes
Income tax expense was as follows for the years ended December 31:

	2004	2003	2002

Income tax expense (benefit) attributable to:
Continuing operations	$28,034	$18,913	$17,170
Gain (loss), net, on discontinuance of mortgage and leasing businesses	297	(1,232)	(5,390)

Total income tax expense	$28,331	$17,681	$11,780

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense on income from continuing operations consisted of the following components for the years ended December 31:

	2004	2003	2002

Current:
Federal	$13,139	$1,390	$0
State	2,699	3,675	262

Total current	15,838	5,065	262

Deferred:
Federal	12,032	13,848	16,587
State	164	0	321

Total deferred	12,196	13,848	16,908

Total income tax expense	$28,034	$18,913	$17,170

      The reconciliation of the statutory federal income tax to income tax expense on income from continuing operations is as follows for the years ended December 31:

	2004	2003	2002

Statutory federal income tax	$25,307	$17,194	$560
State income taxes, net of federal income tax benefit	1,861	2,389	379
Nondeductible expenses	982	237	4,158
Compensation limitation	512	196	196
Loss on transfer of consumer credit card business	0	0	15,050
Change in valuation allowance	0	(1,073)	(3,762)
Other	(628)	(30)	589

Income tax expense	$28,034	$18,913	$17,170

      Our effective tax rate was 38.8% for the year ended December 31, 2004 and 38.5% for 2003.
      We reported a pretax loss for the year ended December 31, 2002 as a result of the $43.0 million charge related to the ruling in the litigation associated with the transfer of our consumer credit card business in 1998. See Note 11. Since the gain on the transfer of our consumer credit card business of $541 million in 1998 was not subject to income tax, the $43.0 million charge in 2002 did not result in a tax benefit. As a result, we reported income tax expense from continuing operations of $17.2 million for the year ended December 31, 2002. Our effective tax rate, excluding the $43.0 million charge, was 38.5% for the year ended December 31, 2002. As of December 31, 2004, no deferred taxes have been provided on the cumulative gain on the transfer of our consumer credit card business, as the transaction structure remains nontaxable under current tax law.
      Deferred taxes are provided to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following at December 31:

	2004	2003

Deferred tax assets	$81,947	$107,329
Deferred tax liabilities	(11,687)	(25,154)

Net deferred tax asset	$70,260	$82,175

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred tax asset are as follows at December 31:

	2004	2003

Net operating loss carryforwards	$156,381	$191,308
Valuation allowance	(145,745)	(139,783)
Allowance for receivable losses	21,618	17,759
Alternative minimum tax credit carryforwards	15,187	2,047
Unrealized venture capital investment losses	9,304	10,220
Deferred compensation	6,925	4,618
Rewards programs	6,891	8,769
Deferred origination fees and costs	(5,233)	(7,096)
Securitization income	(2,624)	(1,818)
Capital loss carryforwards	1,399	2,275
Other	6,157	(6,124)

Net deferred tax asset	$70,260	$82,175

      Tax deductions for stock-based employee compensation in excess of financial reporting expense for the year ended December 31, 2004 increased our net operating loss carryforwards. The increase in the deferred tax asset was offset by a $6.0 million increase in the valuation allowance in the year ended December 31, 2004, since management estimated that it was more likely than not that the incremental asset would not be realized.
      At December 31, 2004, net operating loss carryforwards were $447 million. The scheduled expirations of net operating loss carryforwards were as follows at December 31, 2004:

Year Ended December 31,
2018	$172,847
2019	40,489
2021	233,466
      Our capital loss carryforwards of $4.0 million at December 31, 2004 are scheduled to expire in the year ended December 31, 2009. Alternative minimum tax credit carryforwards do not expire.
      In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America. The settlement results in a reduction of our deferred tax asset related to net operating loss carryforwards and a reduction in the valuation allowance in the first quarter of 2005. See Note 23 for further discussion.
Note 19.     Discontinued Operations
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, Advanta Leasing Services, we decided to cease originating leases. Advanta Leasing Services offered flexible lease financing programs on small-ticket equipment to small businesses. The primary products financed included office machinery, security systems and computers. We are continuing to service the existing portfolio. Based on the terms of the remaining leases, we expect the wind down of the lease portfolio to be complete by January 2007.
      The components of the gain (loss) on discontinuance of our mortgage and leasing businesses for the years ended December 31 were as follows:

	2004		2003		2002

		Advanta		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services	Mortgage	Services

Pretax gain (loss) on discontinuance of mortgage and leasing businesses	$(3,270)	$4,035	$(2,600)	$(600)	$(25,300)	$11,300
Income tax (expense) benefit	1,268	(1,565)	1,001	231	9,740	(4,350)

Gain (loss) on discontinuance of mortgage and leasing businesses, net of tax	$(2,002)	$2,470	$(1,599)	$(369)	$(15,560)	$6,950

      The loss on discontinuance of the mortgage business in each of the reported periods represents an increase in our estimates of the future costs of mortgage business-related contingent liabilities based on new developments in litigation or disputes related to our former mortgage programs. The gain or loss on discontinuance of the leasing business in each of the reported periods represents changes in estimated operating results of the leasing segment over the remaining life of the lease portfolio based on trends in the performance of the leasing portfolio, sales tax assessments, or changes in the anticipated timeframe over which we expect to incur certain operating expenses related to the lease portfolio
      Per share amounts were as follows for the years ended December 31:

	Advanta Mortgage			Advanta Leasing Services

	2004	2003	2002	2004	2003	2002

Basic gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.08)	$(0.07)	$(0.62)	$0.10	$(0.02)	$0.28
Class B	(0.08)	(0.07)	(0.62)	0.10	(0.02)	0.28
Combined	(0.08)	(0.07)	(0.62)	0.10	(0.02)	0.28

Diluted gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.07)	$(0.06)	$(0.62)	$0.09	$(0.01)	$0.28
Class B	(0.07)	(0.06)	(0.62)	0.09	(0.01)	0.28
Combined	(0.07)	(0.06)	(0.62)	0.09	(0.01)	0.28

      The components of assets of discontinued operations, net, were as follows at December 31:

	2004	2003

Lease receivables, net	$15,577	$68,860
Other assets	1,093	1,719
Liabilities	(4,975)	(7,110)

Assets of discontinued operations, net	$11,695	$63,469

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the year ended December 31, 2003, we sold two buildings formerly used in our mortgage business that were classified as assets from discontinued operations on the consolidated balance sheets. Proceeds from the sale were approximately $27 million.

Note 20.	Calculation Of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

	2004	2003	2002

Income (loss) from continuing operations	$44,273	$30,213	$(15,572)
Less: Preferred A dividends	(141)	(141)	(141)

Income (loss) from continuing operations allocable to common stockholders	44,132	30,072	(15,713)
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	468	(1,968)	(8,610)

Net income (loss) allocable to common stockholders	44,600	28,104	(24,323)
Less: Class A dividends declared	(3,067)	(2,266)	(2,302)
Less: Class B dividends declared	(7,544)	(5,260)	(5,540)

Undistributed net income (loss)	$33,989	$20,578	$(32,165)

Basic income (loss) from continuing operations per common share
Class A	$1.69	$1.19	$(0.69)
Class B	1.80	1.29	(0.59)
Combined(1)	1.76	1.25	(0.63)

Diluted income (loss) from continuing operations per common share
Class A	$1.57	$1.16	$(0.69)
Class B	1.62	1.23	(0.59)
Combined(1)	1.60	1.21	(0.63)

Basic net income (loss) per common share
Class A	$1.71	$1.11	$(1.03)
Class B	1.82	1.21	(0.94)
Combined(1)	1.78	1.17	(0.97)

Diluted net income (loss) per common share
Class A	$1.58	$1.08	$(1.03)
Class B	1.64	1.16	(0.94)
Combined(1)	1.62	1.13	(0.97)

Basic weighted average common shares outstanding
Class A	8,798	9,028	9,152
Class B	16,225	14,999	15,909
Combined	25,023	24,027	25,061

Dilutive effect of
Options Class B	919	456	0
Restricted stock Class B	1,606	453	0

Diluted weighted average common shares outstanding
Class A	8,798	9,028	9,152
Class B	18,750	15,908	15,909
Combined	27,548	24,936	25,061

Antidilutive shares
Options Class B	161	1,734	4,838
Restricted stock Class B	0	63	2,446

(1)	Combined represents income (loss) allocable to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 21.     Parent Company Financial Statements
ADVANTA CORP. (Parent Company Only)
Condensed Balance Sheets

($ in thousands)	December 31,

	2004	2003

Assets
Cash	$5,792	$102
Commercial paper equivalent(1)	44,000	134,000
Restricted interest-bearing deposits	2,525	2,927
Investments available for sale	77,810	44,769
Investments in and advances to bank and insurance subsidiaries	377,118	331,430
Investments in and advances to other subsidiaries	164,860	188,524
Premises and equipment	114	210
Other assets	126,361	143,816

Total assets	$798,580	$845,778

Liabilities
Debt	$265,759	$314,817
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	37,534	86,661

Total liabilities	406,386	504,571

Stockholders’ Equity
Preferred stock	1,010	1,010
Common stock	315	306
Other stockholders’ equity	390,869	339,891

Total stockholders’ equity	392,194	341,207

Total liabilities and stockholders’ equity	$798,580	$845,778

(1)	Commercial paper equivalent refers to unsecured loans made to Advanta Business Services Holding Corp. for terms of less than 35 days in maturity which are not automatically renewable, consistent with commercial paper issuance.
      The parent company guarantees certain lease payments of its subsidiaries in connection with lease agreements extending through November 30, 2010. At December 31, 2004, the maximum amount of undiscounted future payments that the parent could be required to make under these lease agreement guarantees was $16.4 million. The parent company also guarantees payments of distributions and other amounts due on trust preferred securities issued by its wholly-owned statutory business trust. See Note 10 for a discussion of Advanta Corp. guarantee of payments of distributions and other amounts due on the trust preferred securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ADVANTA CORP. (Parent Company Only)
Condensed Statements of Operations

($ in thousands)	Year Ended December 31,

	2004	2003	2002

Income (loss):
Dividends from bank and insurance subsidiaries	$35,000	$10,378	$2,152
Dividends from other subsidiaries	1,542	625	278
Interest income	2,057	2,605	4,886
Other revenues, net	1,388	12,589	696
Loss on transfer of consumer credit card business	0	0	(43,000)

Total income (loss)	39,987	26,197	(34,988)

Expenses:
Interest expense	23,299	27,133	29,739
Operating expenses	33,763	13,589	7,204

Total expenses	57,062	40,722	36,943

Loss from continuing operations before income taxes and equity in undistributed net income in subsidiaries	(17,075)	(14,525)	(71,931)
Income tax benefit	(18,008)	(9,118)	(12,773)

Income (loss) from continuing operations before equity in undistributed net income of subsidiaries	933	(5,407)	(59,158)
Loss on discontinuance of mortgage business, net of tax	(1,999)	(2,340)	(8,238)

Loss before equity in undistributed net income of subsidiaries	(1,066)	(7,747)	(67,396)
Equity in undistributed net income of subsidiaries	45,807	35,992	43,214

Net income (loss)	$44,741	$28,245	$(24,182)

      The Parent Company Only Statements of Changes in Stockholders’ Equity are the same as the Consolidated Statements of Changes in Stockholders’ Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ADVANTA CORP. (Parent Company Only)
Condensed Statements of Cash Flows

($ in thousands)	Year Ended December 31,

	2004	2003	2002

Operating Activities
Net income (loss)	$44,741	$28,245	$(24,182)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net income of subsidiaries	(82,349)	(46,995)	(45,644)
Dividends received from subsidiaries	33,559	11,003	2,430
Depreciation	97	102	118
Change in other assets and other liabilities	(10,513)	165	50,348

Net cash used in operating activities	(14,465)	(7,480)	(16,930)

Investing Activities
Investments in subsidiaries	(59)	(317)	(2,332)
Return of investment from subsidiaries	6,028	9,622	7,577
Purchase of investments available for sale	(468,082)	(487,333)	(301,151)
Proceeds from sales of investments available for sale	424,797	389,120	336,160
Proceeds from maturing investments available for sale	10,000	67,500	19,382
Net change in commercial paper equivalents	90,000	(34,000)	(3,000)
Net change in restricted interest-bearing deposits	402	2,375	5,265
Net change in premises and equipment	(1)	925	(202)

Net cash provided by (used in) investing activities	63,085	(52,108)	61,699

Financing Activities
Proceeds from issuance of debt	29,319	84,804	111,515
Payments on redemption of debt	(90,625)	(100,928)	(141,910)
Decrease in affiliate borrowings	20,631	11,775	37,520
Change in other borrowings	0	0	(32,317)
Proceeds from exercise of stock options	8,497	2,313	363
Cash dividends paid	(10,752)	(7,667)	(7,983)
Stock buyback	0	(7,170)	(15,554)

Net cash used in financing activities	(42,930)	(16,873)	(48,366)

Net increase (decrease) in cash	5,690	(76,461)	(3,597)
Cash at beginning of year	102	76,563	80,160

Cash at end of year	$5,792	$102	$76,563

      In 2004, noncash transactions of the Parent Company included noncash dividends of $3.0 million from subsidiaries and noncash investment in subsidiaries of $3.0 million. In 2003, noncash transactions of the Parent Company included noncash investment in subsidiaries of $12.0 million. There were no significant noncash transactions of the Parent Company in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Fair Value of Financial Instruments
The estimated fair values, and related carrying amounts, of our financial instruments are as follows at December 31:

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash	$35,565	$35,565	$26,941	$26,941
Federal funds sold	298,677	298,677	258,311	258,311
Restricted interest-bearing deposits	2,946	2,946	77,872	77,872
Investments available for sale	184,240	184,240	222,624	222,624
Receivables, net	706,030	752,732	505,773	543,415
Accounts receivable from securitizations	244,362	244,362	244,337	244,337
Accrued interest receivable	4,568	4,568	22,286	22,286
Financial liabilities:
Demand and savings deposits	$9,080	$9,080	$8,205	$8,205
Time deposits	816,193	814,125	663,999	667,835
Debt	265,759	276,296	314,817	327,879
Subordinated debt payable to preferred securities trust	103,093	100,516	103,093	81,057
Accrued interest payable	3,310	3,310	4,008	4,008
Off-balance sheet financial instruments:
Commitments to extend credit	$0	$0	$0	$0

      The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, quoted market prices are not available for our various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of Advanta.
      We used the following methods and assumptions in estimating fair value disclosures for financial instruments:
Cash, Federal Funds Sold, Restricted Interest-Bearing Deposits, Accrued Interest Receivable and Accrued Interest Payable
For cash and these short-term financial instruments, the carrying amount approximates the fair value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Receivables, Net
The fair values of receivables are estimated using a discounted cash flow analysis that incorporates estimates of the excess of the weighted average interest and fee yield over the aggregate cost of funds, servicing costs, future credit losses over the life of the receivables and interest rates currently being offered for receivables with similar terms to borrowers of similar credit quality.
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
Commitments to Extend Credit
There is no fair value associated with commitments to extend credit to our credit card customers, since any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements. We had commitments to extend credit of $7.2 billion at December 31, 2004 and $6.7 billion at December 31, 2003.

Note 23.	Subsequent Event
On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet, which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in February 2005. See Note 11 for a description of the litigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation is a reduction in our deferred tax asset related to net operating loss carryforwards of $133 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133 million, both in the first quarter of 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a reduction in tax expense and an increase in additional paid-in capital in the first quarter of 2005. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in the 1998 Consumer Credit Card Transaction was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 is not taxable since it is a return of our payment to Fleet in February 2004. After the February 2005 payment, the cumulative Consumer Credit Card Transaction gain for which no deferred taxes will have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
      The overall impact of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, is a net after-tax gain of $62 million and an increase in additional paid-in capital of $6 million in the first quarter of 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Advanta Corp.:
      We have audited the accompanying consolidated balance sheets of Advanta Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanta Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Notes 2 and 10 to the consolidated financial statements, effective December 31, 2003, the Company adopted the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanta Corp.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Philadelphia, PA
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Advanta Corp.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Advanta Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Advanta Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Advanta Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Advanta Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanta Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, PA
March 8, 2005

SUPPLEMENTAL SCHEDULES (UNAUDITED)
QUARTERLY DATA

(In thousands, except per share amounts)	2004

	December 31,	September 30,	June 30,	March 31,

Interest income	$30,214	$27,850	$25,234	$23,411
Interest expense	11,961	11,239	10,846	11,531

Net interest income	18,253	16,611	14,388	11,880
Provision for credit losses	10,705	11,658	10,494	9,511

Net interest income after provision for credit losses	7,548	4,953	3,894	2,369

Noninterest revenues	71,850	70,659	73,905	71,427
Operating expenses	58,117	58,091	59,896	58,194

Income before income taxes	21,281	17,521	17,903	15,602
Income from continuing operations	13,402	10,600	10,832	9,439
Gain, net, on discontinuance of mortgage and leasing businesses, net of tax(1)	308	0	160	0

Net income	$13,710	$10,600	$10,992	$9,439

Basic income from continuing operations per common share
Class A	$0.51	$0.40	$0.42	$0.37
Class B	0.54	0.43	0.44	0.39
Combined(2)	0.53	0.42	0.43	0.38

Diluted income from continuing operations per common share
Class A	$0.46	$0.37	$0.39	$0.34
Class B	0.48	0.38	0.40	0.36
Combined(2)	0.47	0.38	0.40	0.35

Basic net income per common share
Class A	$0.52	$0.40	$0.42	$0.37
Class B	0.55	0.43	0.45	0.39
Combined(2)	0.54	0.42	0.44	0.38

Diluted net income per common share
Class A	$0.47	$0.37	$0.40	$0.34
Class B	0.49	0.38	0.41	0.36
Combined(2)	0.48	0.38	0.41	0.35

Basic weighted average common shares outstanding
Class A	8,811	8,803	8,794	8,786
Class B	16,630	16,479	16,172	15,502
Combined	25,441	25,282	24,966	24,288

Diluted weighted average common shares outstanding
Class A	8,811	8,803	8,794	8,786
Class B	19,589	19,303	18,329	17,656
Combined	28,400	28,106	27,123	26,442

(1)	See Note 19 to the consolidated financial statements.
(2)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

SUPPLEMENTAL SCHEDULES (UNAUDITED) — Continued
QUARTERLY DATA — Continued

(In thousands, except per share amounts)	2003

	December 31,	September 30,	June 30,	March 31,

Interest income	$26,354	$33,566	$25,450	$22,991
Interest expense	10,961	12,965	13,111	11,271

Net interest income	15,393	20,601	12,339	11,720
Provision for credit losses	10,149	16,563	9,265	9,446

Net interest income after provision for credit losses	5,244	4,038	3,074	2,274

Noninterest revenues	72,834	64,084	66,554	65,069
Operating expenses	57,686	54,762	57,195	55,522
Minority interest in income of consolidated subsidiary	2,220	2,220	2,220	2,220

Total expenses	59,906	56,982	59,415	57,742

Income before income taxes	18,172	11,140	10,213	9,601
Income from continuing operations	11,176	6,851	6,281	5,905
Loss, net, on discontinuance of mortgage and leasing businesses, net of tax(1)	0	0	(1,968)	0

Net income	$11,176	$6,851	$4,313	$5,905

Basic income from continuing operations per common share
Class A	$0.45	$0.27	$0.25	$0.22
Class B	0.47	0.29	0.27	0.25
Combined(2)	0.47	0.28	0.26	0.24

Diluted income from continuing operations per common share
Class A	$0.43	$0.26	$0.24	$0.22
Class B	0.44	0.28	0.26	0.25
Combined(2)	0.44	0.27	0.26	0.24

Basic net income per common share
Class A	$0.45	$0.27	$0.16	$0.22
Class B	0.47	0.29	0.19	0.25
Combined(2)	0.47	0.28	0.18	0.24

Diluted net income per common share
Class A	$0.43	$0.26	$0.16	$0.22
Class B	0.44	0.28	0.18	0.25
Combined(2)	0.44	0.27	0.18	0.24

Basic weighted average common shares outstanding
Class A	8,803	8,978	9,151	9,183
Class B	15,186	15,100	14,893	14,816
Combined	23,989	24,078	24,044	23,999

Diluted weighted average common shares outstanding
Class A	8,803	8,978	9,151	9,184
Class B	16,704	16,251	15,445	15,212
Combined	25,507	25,229	24,596	24,396

(1)	See Note 19 to the consolidated financial statements.

(2)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

SUPPLEMENTAL SCHEDULES (UNAUDITED) — Continued
ALLOCATION OF ALLOWANCE FOR RECEIVABLE LOSSES

($ in thousands)	December 31,

	2004		2003		2002		2001		2000

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Business credit cards	$49,190	97%	$47,041	97%	$44,466	96%	$41,169	98%	$33,165	99%
Other receivables	1,288	3	1,413	3	1,693	4	802	2	202	1

Total	$50,478	100%	$48,454	100%	$46,159	100%	$41,971	100%	$33,367	100%

COMPOSITION OF GROSS RECEIVABLES

($ in thousands)	December 31,

	2004		2003		2002		2001		2000

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Business credit cards	$730,483	99%	$518,040	97%	$445,083	95%	$416,265	94%	$335,087	93%
Other receivables	10,280	1	16,976	3	25,589	5	28,189	6	24,203	7

Total	$740,763	100%	$535,016	100%	$470,672	100%	$444,454	100%	$359,290	100%

YIELD AND MATURITY OF INVESTMENTS AT DECEMBER 31, 2004

($ in thousands)	Maturing

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years

	Fair Value	Yield(3)	Fair Value	Yield(3)	Fair Value	Yield(3)	Fair Value	Yield(3)

U.S. Treasury and government agency securities	$28,167	1.79%	$40,750	2.61%	$0	0.00%	$0	0.00%
State and municipal securities (1)	25	5.40	1,036	3.23	1,287	3.51	1,022	4.99
Corporate bonds	10,226	1.72	2,033	2.91	0	0.00	0	0.00
Other(2)	0	0.00	615	6.50	0	0.00	3,893	5.33

Total investments available for sale	$38,418	1.77%	$44,434	2.69%	$1,287	3.51%	$4,915	5.26%

(1)	Yield computed on a tax equivalent basis using a statutory rate of 35%.
(2)	Equity investments and other securities without a stated maturity are excluded from this table.
(3)	Yields are computed by dividing interest by the amortized cost of the respective investment securities.
MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

December 31,
($ in thousands)	2004

Maturity:
3 months or less	$84,943
Over 3 months through 6 months	36,278
Over 6 months through 12 months	30,533
Over 12 months	308,706

Total	$460,460

SUPPLEMENTAL SCHEDULES (UNAUDITED) — Continued
COMPOSITION OF DEPOSIT BASE

($ in millions)	December 31,

	2004		2003		2002		2001		2000

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Demand deposits	$5.5	1%	$6.6	1%	$6.6	1%	$6.5	1%	$4.6	0%
Money market savings	3.6	0	1.6	0	2.3	0	3.5	1	64.0	5
Time deposits of $100,000 or less	469.7	57	467.2	70	441.6	62	389.9	61	916.9	68
Time deposits of more than $100,000	346.5	42	196.8	29	263.5	37	237.0	37	361.5	27

Total deposits	$825.3	100%	$672.2	100%	$714.0	100%	$636.9	100%	$1,347.0	100%

COMPOSITION OF DEBT, OTHER BORROWINGS AND SUBORDINATED DEBT
PAYABLE TO PREFERRED SECURITIES TRUST

($ in millions)	December 31,

	2004		2003		2002		2001		2000

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Subordinated retail notes and certificates	$0.0	0%	$0.0	0%	$0.0	0%	$0.6	0%	$0.7	0%
Retail notes and certificates	265.8	72	314.8	75	315.8	100	322.8	91	404.2	53
Medium-term bank notes	0.0	0	0.0	0	0.0	0	0.0	0	3.4	1
Medium-term notes	0.0	0	0.0	0	0.0	0	0.2	0	343.6	45
Value notes	0.0	0	0.0	0	0.0	0	0.0	0	3.3	0
Securities sold under agreements to repurchase	0.0	0	0.0	0	0.0	0	32.3	9	0.0	0
Other borrowings	0.0	0	0.0	0	0.0	0	0.0	0	4.3	1
Subordinated debt payable to preferred securities trust	103.1	28	103.1	25	0.0	0	0.0	0	0.0	0

Total	$368.9	100%	$417.9	100%	$315.8	100%	$355.9	100%	$759.5	100%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
The text of the Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” are hereby incorporated by reference, as is the text in Part I of this Report under the caption, “Executive Officers of the Registrant,” and “Available Information.”

Item 11.	Executive Compensation
The text of the Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Stock Performance Graph” and “Election of Directors — Committees, Meetings and Compensation of the Board of Directors,” “— Compensation Committee Interlocks and Insider Participation” and “— Other Matters” are hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The text of the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” are hereby incorporated herein by reference.
      The following table gives information about equity awards under our 2000 Omnibus Stock Incentive Plan and our Employee Stock Purchase Plan as of December 31, 2004.
Equity Compensation Plan Information

(In thousands, except weighted-average exercise price)

	(a)		(b)	(c)

Number of Securities
Remaining Available for
	Number of Securities to be			Future Issuance under
	Issued upon Exercise of		Weighted-Average Exercise	Equity Compensation Plans
	Outstanding Options,		Price of Outstanding Options	(excluding securities
Plan Category	Warrants and Rights		Warrants and Rights	reflected in column (a))

Equity Compensation plans approved by shareholders	5,522	(1)	$11.14	6,938	(2)

Equity Compensation Plans not approved by shareholders(3)	—		—	—

Total	5,522		$11.14	6,938	(2)(3)

(1)	Does not include 1.8 million shares of restricted Class B Common Stock granted pursuant to the Advanta Corp. 2000 Omnibus Stock Incentive Plan. Generally, restrictions on these shares may be removed between 2005 and 2012.

(2)	All of the shares remaining available for future issuance are available under the 2000 Omnibus Stock Incentive Plan which provides for the issuance of stock options, restricted stock, stock appreciation rights, phantom shares and other awards.

(3)	Advanta Corp.’s Employee Stock Purchase Plan (the “Stock Purchase Plan”) does not specify a maximum number of shares that may be issued. An aggregate of 26 thousand shares of Class B Common Stock were purchased under the Stock Purchase Plan in 2004.

Summary Description of Equity Compensation Plans
Advanta Corp. 2000 Omnibus Stock Incentive Plan
The 2000 Omnibus Stock Incentive Plan (the “Omnibus Plan”) was adopted by the Board of Directors in April 2000 and approved by the shareholders of the Company on June 7, 2000. The Omnibus Plan provides for the issuance of a maximum of 20,000,000 shares of Class B Common Stock (including 9,860,191 shares that were available for issuance under the Company’s prior stock incentive plans that were in effect at the time the Omnibus Plan was approved by the shareholders and which plans were amended and restated by the Omnibus Plan). The Omnibus Plan provides for the issuance of options to acquire Class B Common Stock, awards of Class B Common Stock and/or awards of stock appreciation rights (referred to collectively as “Awards”). Shares of Class B Common Stock awarded pursuant to the Omnibus Plan must be authorized and unissued shares or shares acquired for the treasury of the Company. Generally, if an Award granted under the Omnibus Plan expires, terminates or lapses for any reason, without the issuance of shares of Class B Common Stock thereunder, such shares shall be available for reissuance under the Omnibus Plan. Employees and directors of the Company, and consultants and advisors to the Company, who render bona fide services to the Company unrelated to the offer of securities, are eligible to receive Awards under the Omnibus Plan. The terms of any Award made pursuant to the Omnibus Plan are described and established in a grant document provided to the Award recipient. No Awards may be granted under the Omnibus Plan after April 5, 2010. Awards granted and outstanding as of the date the Omnibus Plan terminates will not be affected by the termination of the plan. In the event of a change of control of the Company (as defined by the Omnibus Plan), stock options and stock appreciation rights granted pursuant to the Omnibus Plan will become immediately exercisable in full, and all Awards will become fully vested. Shares subject to Awards granted pursuant to the Omnibus Plan are subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.
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
The text of the Proxy Statement under the caption “Election of Directors — Other Matters” is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The text of the Proxy Statement under the captions “Audit Fees” and “Pre-Approval Policy for Services by Independent Auditors” are hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

(a)(1)	Financial Statements.
1.	Consolidated Balance Sheets at December 31, 2004 and 2003.
2.	Consolidated Income Statements for each of the three years in the period ended December 31, 2004.
3.	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2004.
4.	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004.
5.	Notes to Consolidated Financial Statements.
(a)(2)	Schedules.
Other statements and schedules are not being presented either because they are not required or the information required by such statements and schedules is presented elsewhere in the financial statements.
(a)(3)	Exhibits
2-a	Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage Corporation (incorporated by reference to Annex I to Advanta Corp.’s Definitive Proxy Statement filed January 25, 2001).
2-b	Mortgage Loan Purchase and Sale Agreement, dated February 23, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2001).
2-c	Mortgage Loan Purchase and Sale Agreement, dated February 28, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K dated March 14, 2001).
3-a	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994), as amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 15, 1995), as further amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, dated March 17, 1997).
3-b	By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.1 the Registrant’s Current Report on Form 8-K dated March 17, 1997).

3-c	Rights Agreement, dated as of March 14, 1997, by and between the Registrant and the Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated March 17, 1997), as amended by Amendment No. 1, dated as of June 4, 1998 (incorporated by reference to Exhibit 1 to the Registrant’s Amended Registration Statement on Form 8-A/A, dated June 11, 1998), and Amendment No. 2, dated as of September 4, 1998, (incorporated by reference to Exhibit 1 to the Registrant’s Amended Registration Statement on Form 8-A/A, dated September 23, 1998).
4-a	Specimen of Class A Common Stock Certificate and specimen of Class B Common Stock Certificate (incorporated by reference to Exhibit 1 of the Registrant’s Amendment No. 1 to Form 8 and Exhibit 1 to Registrant’s Form 8-A, respectively, both dated April 22, 1992).
4-b	Trust Indenture dated as of November 15, 1993 between the Registrant and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 (No. 33-50883), filed November 2, 1993).
4-c	Senior Trust Indenture, dated as of October 23, 1995, between the Registrant and Mellon Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 33-62601), filed September 13, 1995).
4-d	Indenture dated as of December 17, 1996 between Advanta Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4-g to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
4-e	Declaration of Trust dated as of December 5, 1996 of Advanta Capital Trust I (incorporated by reference to Exhibit 4-h to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
4-f	Amended and Restated Declaration of Trust dated as of December 17, 1996 for Advanta Capital Trust I (incorporated by reference to Exhibit 4-i to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
4-g	Series A Capital Securities Guarantee Agreement dated as of December 17, 1996 (incorporated by reference to Exhibit 4-j to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10-a	Advanta Corp. 2000 Omnibus Stock Incentive Plan (incorporated by reference to 4(f) to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-04469).†
10-a.1	Form of Stock Option Agreement.†
10-a.2	Form of Restricted Stock Award.†
10-b	Card Member License Agreement between Colonial National Financial Corp. (now known as Advanta Bank Corp.) and MasterCard International Incorporated dated April 14, 1994 (incorporated by reference to Exhibit 10-b to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10-c	VISA U.S.A. Inc. Membership Agreement and Principal Member Addendum executed by Advanta Corp. on February 27, 1997 (incorporated by reference to Exhibit 10-c to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10-d	VISA U.S.A. Inc. Membership Agreement executed by Advanta Bank Corp. on March 3, 2000 (incorporated by reference to Exhibit 10-d to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10-e	Description of Advanta Corp. Supplemental Executive Retirement Plan.
10-f	Advanta Corp. Executive Deferral Plan (incorporated by reference to the Exhibit 10-j to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).†

10-g	Advanta Corp. Non-Employee Directors Deferral Plan (incorporated by reference to Exhibit 10-K to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).†
10-h	Summary of Life Insurance Benefits for Directors and Executives.†
10-i	Amended and Restated Agreement of Limited Partnership of Advanta Partners LP, dated as of October 1, 1996 (incorporated by reference to Exhibit 10-o to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10-j	Agreement of Limited Partnership of Advanta Growth Capital Fund L.P., dated as of July 28, 2000 (incorporated by reference to Exhibit 10-i to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).
10-k	Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff (incorporated by reference to Exhibit 10-u to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).†
10-l	Agreement dated May 11, 1998 between the Registrant and Philip M. Browne (incorporated by reference to Exhibit 10-r to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).†
10-m	Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet Financial Group (incorporated by reference to Exhibit (c)(2) to the Registrant’s Schedule 13E-4, dated January 20, 1998), as amended by the First Amendment to the Contribution Agreement, dated as of February 10, 1998, by and among Advanta Corp., Fleet Financial Group and Fleet Credit Card, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed March 6, 1998).
10-n	Commercial Lease, dated September 28, 1995, by and between Draper Park North, L.C. and Advanta Financial Corp., as amended January 31, 1996 and May 20, 1996, as amended (incorporated by reference to Exhibit 10-p to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10-n.1	Amendment to Commercial Lease, dated as of December 6, 2004, between Carramerica Realty, L.P. and Advanta Bank Corp.
10-n.2	Amendment to Commercial Lease, dated as of January 25, 2005, between Carramerica Realty, L.P. and Advanta Bank Corp.
10-o	Master Indenture, dated as of August 1, 2000, between Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust and Bankers Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed August 30, 2000 by Advanta Business Receivables Corp.).
10-p	Transfer and Servicing Agreement, dated as of August 1, 2000, among Advanta Business Receivables Corp., Advanta Bank Corp., as Servicer, and Advanta Business Card Master Trust (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed August 30, 2000 by Advanta Business Receivables Corp.).
10-q	Limited Partnership Agreement of Fleet Credit Card Services, L.P., dated as of May 26, 1998.
10-r	Agreement relating to Fleet Credit Card Services, L.P., dated as of May 28, 2004, by and between Advanta Corp., Advanta National Bank, Advanta Service Corp., Fleet Credit Card Holdings, Inc., Fleet Credit Card Services, L.P. and Bank of America Corp. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed August 9, 2004 by Advanta Corp.).
10-s	Service Agreement between First Data Resources Inc. and Advanta Bank Corp., dated as of January 1, 2002 (incorporated by reference to Exhibit 10-u to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10-t	Letter Agreement between Advanta Corp. and Brian Tierney dated June 8, 2004 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed August 9, 2004 by Advanta Corp.).
10-u	Relocation Agreement by and between Advanta Corp. and John F. Moore, dated as of May 20, 2004 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed August 9, 2004 by Advanta Corp.).
10-v	Letter Agreement between Advanta Corp. and Arthur Bellis dated June 8, 2004 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed August 9, 2004 by Advanta Corp.).
10-w	Direct Marketing Agreement, dated effective as of December 15, 1999, by and among Advanta Bank Corp. and CFM Direct, as amended (incorporated by reference to Exhibit 10-z to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10-x	Advanta Corp. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10-aa to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10-y	Lease Agreement, dated August 4, 1995, between Ortho Pharmaceutical Corporation and Advanta Corp. (incorporated by reference to Exhibit 10-ee to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10-z	Agreement of Lease dated February 27, 2003 between Advanta Shared Services Corp and Liberty Property Limited Partnership (without exhibits) and Guaranty of Advanta Corp. (incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10-aa	Master Agreement between Dun & Bradstreet, Inc. and Advanta Bank Corp., effective as of March 18, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10-bb	Letter Agreement dated as of October 14, 2003, between Advanta Corp. and Jeffrey D. Beck (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).†
10-cc	Advanta Corp. Office of the Chairman Supplemental Compensation Program.†
10-dd	Advanta Senior Management Change of Control Severance Plan Restated December 21, 2000.†
10-ee	Advanta Senior Management Change of Control Severance Plan.†
12	Computation of Ratio Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Public Accountants.
24	Powers of Attorney (included on the signature page hereof).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanta Corp.

By:	/s/ William A. Rosoff

William A. Rosoff, President and
Vice Chairman of the Board
Dated: March 9, 2005
      KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, William A. Rosoff, Philip M. Browne, David B. Weinstock and Elizabeth H. Mai, or any of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2004 relating to Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of March, 2005.

Name	Title

/s/ Dennis Alter Dennis Alter	Chairman of the Board and Chief Executive Officer

/s/ William A. Rosoff William A. Rosoff	President and Vice Chairman of the Board

/s/ Philip M. Browne Philip M. Browne	Senior Vice President and Chief Financial Officer

/s/ David B. Weinstock David B. Weinstock	Vice President and Chief Accounting Officer

/s/ Robert S. Blank Robert S. Blank	Director

/s/ Max Botel Max Botel	Director

/s/ Dana Becker Dunn Dana Becker Dunn	Director

/s/ Ronald Lubner Ronald Lubner	Director

Name	Title

/s/ Olaf Olafsson Olaf Olafsson	Director

/s/ Robert H. Rock Robert H. Rock	Director

/s/ Michael Stolper Michael Stolper	Director