Form 10-Q
period 2005-03-31
ADVANTA CORP
filed 2005-05-10
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______

Commission File Number 0-14120

Advanta Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1462070 (I.R.S. Employer Identification No.)

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

Yes     ☑     No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☑     No     ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes     ☐     No     ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $.01 par value	Outstanding at May 2, 2005 9,606,862 shares

Class B Common Stock, $.01 par value	Outstanding at May 2, 2005 18,406,010 shares

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share amounts)	2005	2004

ASSETS
Cash	$27,756	$35,565
Federal funds sold	330,336	298,677
Restricted interest-bearing deposits	2,061	2,946
Investments available for sale	229,294	184,240
Receivables, net:
Held for sale	408,759	377,158
Other	355,164	328,872

Total receivables, net	763,923	706,030
Accounts receivable from securitizations	246,036	244,362
Premises and equipment, net	16,694	17,958
Other assets	192,091	191,451
Assets of discontinued operations, net	5,052	11,695

Total assets	$1,813,243	$1,692,924

LIABILITIES
Deposits	$873,674	$825,273
Debt	252,516	265,759
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	111,101	106,605

Total liabilities	1,340,384	1,300,730

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding – 1,010 shares in 2005 and 2004	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 10,041,017 shares in 2005 and 2004	100	100
Class B non-voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 21,585,604 shares in 2005 and 21,537,061 shares in 2004	216	215
Additional paid-in capital	265,171	258,223
Unearned restricted stock	(5,072)	(9,460)
Unearned ESOP shares	(9,854)	(9,930)
Accumulated other comprehensive loss	(610)	(261)
Retained earnings	271,373	201,772
Treasury stock at cost, 434,155 Class A common shares and 3,186,647 Class B common shares in 2005 and 2004	(49,475)	(49,475)

Total stockholders’ equity	472,859	392,194

Total liabilities and stockholders’ equity	$1,813,243	$1,692,924

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2005	2004

Interest income:
Receivables	$24,974	$17,393
Investments	3,184	1,416
Other interest income	4,021	4,602

Total interest income	32,179	23,411
Interest expense:
Deposits	6,448	4,492
Debt	3,848	4,750
Subordinated debt payable to preferred securities trust	2,289	2,289

Total interest expense	12,585	11,531

Net interest income	19,594	11,880
Provision for credit losses	10,444	9,511

Net interest income after provision for credit losses	9,150	2,369
Noninterest revenues:
Securitization income	30,396	32,540
Servicing revenues	12,599	12,133
Gain on transfer of consumer credit card business (See Note 11)	67,679	0
Other revenues, net	27,813	26,754

Total noninterest revenues	138,487	71,427
Operating expenses	62,620	58,194

Income before income taxes	85,017	15,602
Income tax expense	12,347	6,163

Net income	$72,670	$9,439

Basic net income per common share
Class A	$2.82	$0.37
Class B	2.85	0.39
Combined	2.84	0.38

Diluted net income per common share
Class A	$2.54	$0.34
Class B	2.55	0.36
Combined	2.55	0.35

Basic weighted average common shares outstanding
Class A	8,812	8,786
Class B	16,705	15,502
Combined	25,517	24,288

Diluted weighted average common shares outstanding
Class A	8,812	8,786
Class B	19,670	17,656
Combined	28,482	26,442

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A		Class B	Additional
	Comprehensive	Preferred	Class A	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Common Stock	Stock	Capital

Balance at December 31, 2003		$1,010	$100	$206	$245,295

Net income	$44,741
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $175	(324)

Comprehensive income	$44,417

Preferred and common cash dividends declared
Exercise of stock options				8	8,489
Modification of stock options					196
Stock option exchange program stock distribution
Stock-based nonemployee compensation expense					482
Issuance of restricted stock				3	5,427
Amortization of restricted stock
Forfeitures of restricted stock				(2)	(1,887)
ESOP shares committed to be released					221

Balance at December 31, 2004		$1,010	$100	$215	$258,223

Net income	$72,670
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $188	(349)

Comprehensive income	$72,321

Preferred and common cash dividends declared
Exercise of stock options				1	1,046
Tax benefits from stock-based compensation and ESOP					6,494
Issuance of restricted stock					125
Amortization of restricted stock
Forfeitures of restricted stock					(833)
ESOP shares committed to be released					116

Balance at March 31, 2005		$1,010	$100	$216	$265,171

See Notes to Consolidated Financial Statements

	Unearned
	Restricted	Accumulated
	Stock	Other			Total
	& Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2003	$(23,629)	$63	$167,783	$(49,621)	$341,207

Net income			44,741		44,741
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $175		(324)			(324)
Comprehensive income
Preferred and common cash dividends declared			(10,752)		(10,752)
Exercise of stock options					8,497
Modification of stock options					196
Stock option exchange program stock distribution				146	146
Stock-based nonemployee compensation expense					482
Issuance of restricted stock	(5,430)				0
Amortization of restricted stock	7,740				7,740
Forfeitures of restricted stock	1,473				(416)
ESOP shares committed to be released	456				677

Balance at December 31, 2004	$(19,390)	$(261)	$201,772	$(49,475)	$392,194

Net income			72,670		72,670
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $188		(349)			(349)
Comprehensive income
Preferred and common cash dividends declared			(3,069)		(3,069)
Exercise of stock options					1,047
Tax benefits from stock-based compensation and ESOP					6,494
Issuance of restricted stock	(125)				0
Amortization of restricted stock	4,098				4,098
Forfeitures of restricted stock	414				(419)
ESOP shares committed to be released	77				193

Balance at March 31, 2005	$(14,926)	$(610)	$271,373	$(49,475)	$472,859

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
($ in thousands)	March 31,
	2005	2004

OPERATING ACTIVITIES – CONTINUING OPERATIONS
Net income	$72,670	$9,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment securities losses (gains), net	1,040	(49)
Depreciation and amortization	1,964	2,558
Stock-based compensation expense	3,679	1,849
Provision for credit losses	10,444	9,511
Provision for interest and fee losses	2,603	2,158
Change in deferred origination costs, net of deferred fees	(5,494)	696
Change in receivables held for sale	(31,601)	(90,500)
Proceeds from sale of receivables held for sale	0	95,361
Change in accounts receivable from securitizations	(1,674)	3,554
Change in other assets and other liabilities	18,933	(45,195)

Net cash provided by (used in) operating activities	72,564	(10,618)

INVESTING ACTIVITIES – CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	(30,774)	6,941
Purchase of investments available for sale	(150,875)	(265,601)
Proceeds from sales of investments available for sale	76,667	300,994
Proceeds from maturing investments available for sale	27,577	1,718
Change in receivables not held for sale	(33,845)	(20,861)
Purchases of premises and equipment, net	(634)	(3,053)

Net cash (used in) provided by investing activities	(111,884)	20,138

FINANCING ACTIVITIES – CONTINUING OPERATIONS
Change in demand and savings deposits	(4,868)	(3,316)
Proceeds from time deposits	136,000	157,490
Payments on time deposits	(86,649)	(161,824)
Proceeds from debt	9,870	7,984
Payments on debt	(23,366)	(32,465)
Change in cash overdraft	(3,627)	(4,718)
Proceeds from exercise of stock options	1,047	3,943
Cash dividends paid	(3,069)	(2,035)

Net cash provided by (used in) financing activities	25,338	(34,941)

DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	6,173	18,816

Net decrease in cash	(7,809)	(6,605)
Cash at beginning of period	35,565	26,941

Cash at end of period	$27,756	$20,336

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)

March 31, 2005
(Unaudited)

In these notes to consolidated financial statements, ”Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

Note 1) Basis of Presentation

We have prepared the consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. In the opinion of management, the statements include all adjustments (which include normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in our latest annual report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the accounting for the allowance for receivable losses, securitization income, business credit card rewards programs, litigation contingencies, income taxes and discontinued operations.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS No. 123”) defines a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, entities are permitted to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“Opinion”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue with the accounting methodology in Opinion No. 25 and, as a result, have provided pro forma disclosures of compensation expense for options granted to employees under our stock option plans, net of related tax effects, net income and earnings per share, as if the fair value based method of accounting had been applied. Had compensation cost for these plans been determined using the fair value based method, our compensation expense for stock option plans, net of related tax effects, net income and net income per common share would have changed to the following pro forma amounts for the three months ended March 31:

	2005	2004

Stock-based employee compensation expense for stock option plans, net of related tax effects
As reported	$0	$0
Pro forma	901	446

Net income
As reported	$72,670	$9,439
Pro forma	71,769	8,993

Basic net income per common share
As reported
Class A	$2.82	$0.37
Class B	2.85	0.39
Combined	2.84	0.38
Pro forma
Class A	$2.79	$0.35
Class B	2.82	0.37
Combined	2.81	0.36

Diluted net income per common share
As reported
Class A	$2.54	$0.34
Class B	2.55	0.36
Combined	2.55	0.35
Pro forma
Class A	$2.51	$0.33
Class B	2.53	0.34
Combined	2.52	0.34

Note 2) Recently Issued Accounting Standards

In June 2003, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets – An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. The changes would also help to ensure that variable interest entities will not qualify for the qualifying special-purpose entity exception to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51”, as revised, if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In April 2005, the FASB announced plans to issue a revised exposure draft in the third quarter of 2005 and a final statement in the first quarter of 2006. Management will evaluate any potential impact of this revised proposed statement when it is available.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123R”) which, when effective, replaces SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. Upon implementation, entities are no longer able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities are required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. This statement is effective for Advanta as of January 1, 2006 and will increase our operating expenses. Compensation expense calculated in accordance with SFAS 123R in future periods may differ from the pro forma amounts disclosed in Note 1 for the quarters ended March 31, 2005 and 2004. The amount of compensation expense will vary depending on the number of options granted in future periods, the market value of our common stock and changes in other variables impacting stock option valuation estimates. In addition, upon adoption of SFAS 123R, we may choose to use a different valuation model to estimate stock option fair value. Accordingly, we have not yet quantified the impact that the adoption of this statement will have on our results of operations.

Note 3) Investments Available for Sale

Investments available for sale consisted of the following:

	March 31, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Treasury and government agencies securities	$66,790	$65,962	$69,402	$68,917
State and municipal securities	3,153	3,145	3,329	3,370
Corporate bonds	12,171	12,131	12,308	12,259
Asset-backed securities	6,630	6,612	4,358	4,398
Equity securities(1)	15,483	15,438	14,626	14,677
Money market funds(2)	125,897	125,897	80,509	80,509
Other	109	109	110	110

Total investments available for sale	$230,233	$229,294	$184,642	$184,240

(1)	Includes venture capital investments of $5.1 million at March 31, 2005 and $5.3 million at December 31, 2004. The amount shown as amortized cost for venture capital investments represents estimated fair value for these investments.

(2)	As of March 31, 2005, money market funds include investments in the Reserve Primary Money Market Fund of $49.3 million, the Barclays Global Investors Prime Money Market Fund of $49.3 million and the Merrill Lynch Premier Institutional Money Market Fund of $26.1 million. As of December 31, 2004, money market funds include investments in the Merrill Lynch Premier Institutional Money Market Fund of $44.0 million and the Barclays Global Investors Prime Money Market Fund of $35.0 million.

We had gross unrealized losses of $1 million at March 31, 2005 and $586 thousand at December 31, 2004. There were no declines in the fair value of investments available for sale below their cost that were deemed to be other than temporary at March 31, 2005 or December 31, 2004. At March 31, 2005, we held one investment in an equity security, eighteen investments in U.S. Treasury and government agency securities and twenty investments in other debt securities that were in an unrealized loss position. The range of unrealized losses per individual debt security was $1 thousand to $121 thousand and resulted from increases in interest rates, not from deterioration in the creditworthiness of the issuers. The maximum length of time an investment was in an unrealized loss position was twelve months. These unrealized losses were not deemed to be other than temporary impairments based upon the length of time and the extent to which the fair value has been less than cost, the current interest rate environment, the underlying credit rating of the issuers, anticipated volatility in the market and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value. The fair value of investments available for sale in an unrealized loss position and the related unrealized losses were as follows at March 31, 2005:

	Less Than		12 Months
	12 Months in an		or Longer in an
	Unrealized Loss Position		Unrealized Loss Position		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Amount	Value	Amount	Value	Amount	Value

U.S. Treasury and government agencies securities	$(385)	$39,454	$(443)	$22,917	$(828)	$62,371
State and municipal securities	(39)	1,681	0	0	(39)	1,681
Corporate bonds	(23)	5,082	(17)	7,049	(40)	12,131
Asset-backed securities	(4)	2,498	(77)	2,502	(81)	5,000
Equity securities	(45)	7,255	0	0	(45)	7,255

Total	$(496)	$55,970	$(537)	$32,468	$(1,033)	$88,438

Note 4) Receivables

Receivables on the balance sheet, including those held for sale, consisted of the following:

	March 31,	December 31,
	2005	2004

Business credit card receivables	$783,916	$730,483
Other receivables	9,373	10,280

Gross receivables	793,289	740,763

Add: Deferred origination costs, net of deferred fees	21,239	15,745
Less: Allowance for receivable losses
Business credit cards	(49,292)	(49,190)
Other receivables	(1,313)	(1,288)

Total allowance for receivable losses	(50,605)	(50,478)

Receivables, net	$763,923	$706,030

Note 5) Allowance for Receivable Losses

The following table presents activity in the allowance for receivable losses for the three months ended March 31:

	2005	2004

Beginning balance at January 1	$50,478	$48,454
Provision for credit losses	10,444	9,511
Provision for interest and fee losses	2,603	2,158
Gross principal charge-offs:
Business credit cards	(11,221)	(9,548)
Principal recoveries:
Business credit cards	802	635
Other receivables	0	4

Total principal recoveries	802	639

Net principal charge-offs	(10,419)	(8,909)

Interest and fee charge-offs:
Business credit cards	(2,501)	(2,411)

Balance at March 31	$50,605	$48,803

Note 6) Securitization Activities

Accounts receivable from securitizations consisted of the following:

	March 31,	December 31,
	2005	2004

Retained interests in securitizations	$163,223	$162,473
Accrued interest and fees on securitized receivables, net(1)	51,864	50,814
Amounts due from the securitization trust	30,949	31,075
Total accounts receivable from securitizations	$246,036	$244,362

(1)	Reduced by an estimate for uncollectible interest and fees of $8.9 million at March 31, 2005 and $9.2 million at December 31, 2004.

The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended
	March 31,
	2005	2004

Average securitized receivables	$2,548,739	$2,515,532
Securitization income	30,396	32,540
Discount accretion	4,021	4,602
Interchange income	27,331	25,944
Servicing revenues	12,599	12,133
Proceeds from new securitizations	0	90,000
Proceeds from collections reinvested in revolving-period securitizations	1,671,645	1,623,556
Cash flows received on retained interests	60,166	66,682

Three Months Ended
March 31,
	2005	2004

Key assumptions:
Discount rate	8.22% - 11.27%	10.98% - 14.33%
Monthly payment rate	21.77% - 23.06%	20.63% - 22.25%
Loss rate	5.75% - 6.79%	7.45% - 8.47%
Interest yield, net of interest earned by noteholders	10.84% - 11.28%	13.47% - 13.84%

There were no purchases of delinquent accounts from the securitization trust during the three months ended March 31, 2005 or 2004.

The following assumptions were used in measuring the fair value of retained interests in securitizations at March 31, 2005 and December 31, 2004. The assumptions listed represent weighted averages of assumptions used for each securitization. The retained interest-only strip valuation includes cash flow projections over the three month weighted average life of existing receivables at March 31, 2005 and December 31, 2004.

	March 31,	December 31,
	2005	2004

Discount rate	8.22% - 9.85%	9.79% - 11.27%
Monthly payment rate	21.91% - 23.06%	21.77% - 22.65%
Loss rate	5.75% - 6.61%	5.90% - 6.79%
Interest yield, net of interest earned by noteholders	10.84%	11.28%

In addition to the assumptions identified above, management also considered qualitative factors such as the impact of the current economic environment on the performance of the receivables sold and the potential volatility of the current market for similar instruments in assessing the fair value of retained interests in securitizations.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at March 31, 2005.

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(1,972)
Discount rate increased by 4%	(3,891)
Monthly payment rate at 110% of base assumption	(1,388)
Monthly payment rate at 125% of base assumption	(3,306)
Loss rate at 110% of base assumption	(3,540)
Loss rate at 125% of base assumption	(8,850)
Interest yield, net of interest earned by noteholders, decreased by 1%	(6,157)
Interest yield, net of interest earned by noteholders, decreased by 2%	(12,313)

The objective of these hypothetical analyses is to measure the sensitivity of the fair value of the retained interests in securitizations to changes in assumptions. The methodology used to calculate the estimated fair value in the analyses is a discounted cash flow analysis, which is the same methodology used to calculate the estimated fair value of the retained interests when quoted market prices are not available at each reporting date. These estimates do not factor in the impact of simultaneous changes in other key assumptions. The above scenarios do not reflect management’s expectation regarding the future direction of these rates, and they depict only certain possibilities out of a large set of possible scenarios.

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

	March 31,	December 31,	March 31,
	2005	2004	2004

Owned business credit card receivables	$783,916	$730,483	$528,204
Securitized business credit card receivables	2,565,085	2,564,147	2,548,942

Total managed receivables	3,349,001	3,294,630	3,077,146

Receivables 30 days or more delinquent:
Owned	27,507	28,287	26,908
Securitized	110,069	107,546	138,440
Total managed	137,576	135,833	165,348
Receivables 90 days or more delinquent:
Owned	12,775	13,638	13,368
Securitized	51,318	51,770	69,087
Total managed	64,093	65,408	82,455
Nonaccrual receivables:
Owned	11,658	11,393	8,879
Securitized	46,754	43,114	46,409
Total managed	58,412	54,507	55,288
Accruing receivables past due 90 days or more:
Owned	11,139	12,233	11,973
Securitized	44,361	45,981	61,713
Total managed	55,500	58,214	73,686
Net principal charge-offs for the year-to-date period ended March 31 and December 31:
Owned	10,419	39,936	8,913
Securitized	35,270	170,024	46,187
Total managed	45,689	209,960	55,100

Note 7) Selected Balance Sheet Information

Other assets consisted of the following:

	March 31,	December 31,
	2005	2004

Net deferred tax asset	$68,878	$70,260
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Investment in preferred securities trust	3,163	3,093
Intangible assets	3,051	3,360
Other	84,904	82,643

Total other assets	$192,091	$191,451

Other liabilities consisted of the following:

	March 31,	December 31,
	2005	2004

Accounts payable and accrued expenses	$35,586	$33,091
Business credit card business rewards liability	17,181	16,872
Business credit card cash back rewards liability	3,137	2,817
Current income tax payable	20,323	16,068
Accrued interest payable	9,608	3,310
Amounts due to the securitization trust	3,848	4,493
Other	21,418	29,954

Total other liabilities	$111,101	$106,605

Eligible cardholders earn cash back rewards or business rewards based on net purchases charged on their business credit card account. The costs of future reward redemptions are estimated and a liability is recorded at the time cash back rewards or business rewards are earned by the cardholder. In each reporting period, we adjust our estimates of the percentage of earned rewards that cardholders will ultimately redeem and the costs of business rewards based on historical experience, consideration of changes in portfolio composition and changes in the rewards programs, including redemption terms. The following table shows the impact of the changes in the estimated percentage of earned rewards that cardholders will ultimately redeem and other changes in estimated costs of future period rewards redemptions for the three months ended March 31:

	2005	2004

Decrease in other revenues	$(650)	$(500)
Decrease in net income	(397)	(300)
Amount per combined diluted share	$(0.01)	$(0.01)

Note 8) Commitments and Contingencies

All outstanding litigation between Advanta and Fleet Financial Group, Inc. (“Fleet”) was dismissed in February 2005, consistent with the terms of the May 28, 2004 agreement between Advanta and Bank of America Corporation (“Bank of America”). See further discussion of agreement in Note 11.

On July 26, 2001, Chase Manhattan Mortgage Corporation (“Chase”) filed a complaint against Advanta Corp. and certain of its subsidiaries in the United States District Court for the District of Delaware alleging, among other things, that we breached our contract with Chase in connection with the Mortgage Transaction. Chase claims that we misled Chase concerning the value of certain of the assets sold to Chase and claims damages of approximately $70 million. In September 2001, we filed an answer to the complaint in which we denied all of the substantive allegations of the complaint and asserted a counterclaim against Chase for breach of contract relating to funds owed by Chase to us in connection with the Mortgage Transaction. In September 2003, we filed a motion for summary judgment with the court with respect to all claims raised in Chase’s complaint and Chase filed a motion for partial summary judgment with respect to certain of its claims. On March 4, 2004, the court denied both parties’ motions for summary judgment. On April 26, 2004, a non-jury trial commenced; at trial, Chase asserted damages totaling approximately $88 million. The trial concluded in May 2004, and the court ordered the parties to make certain post-trial filings with the court. Post-trial filings were filed on July 30, 2004 and September 17, 2004. We believe that the lawsuit is without merit and will vigorously defend Advanta in this litigation and therefore, we do not have any reserves for future judgments or rulings in this litigation. Since this litigation relates to a discontinued operation, we have established reserves for estimated future litigation costs. We do not expect this lawsuit to have any impact on our continuing business and, based on the complete lack of merit, we do not anticipate that the lawsuit will have a material adverse effect on our financial position or results of operations.

On February 13, 2004, Advanta Corp. filed a Writ of Summons against Chase in Montgomery County, Pennsylvania Court of Common Pleas, which was amended on March 4, 2004; and on March 8, 2004, Advanta Corp. and certain of its subsidiaries filed a Second Amended Writ of Summons and a Complaint against Chase in Montgomery County, Pennsylvania Court of Common Pleas seeking damages of at least $17.7 million. In May 2004, Chase filed an answer to the complaint and asserted a new matter and counterclaims seeking damages of at least $5 million. On August 2, 2004, we filed our reply to Chase’s new matter and counterclaims. Discovery in this matter is ongoing. On February 23, 2004 and June 4, 2004, Chase filed a complaint and a first amended complaint against us in the United States District Court for the District of Delaware seeking damages of at least $7 million. On August 9, 2004, we filed our answer, affirmative defenses and counterclaims to the first amended complaint in the United States District Court for the District of Delaware, asserting substantially the same claims and damages as in the Montgomery County, Pennsylvania action. On August 30, 2004, Chase filed a motion to dismiss our counterclaims. On September 15, 2004, we filed our opposition to Chase’s motion. Discovery in this matter is ongoing. The Court has scheduled mediation for the parties on May 5 and 6, 2005, at which the parties are to attempt to resolve or narrow some or all of the claims. The mediation is non-binding and the success or failure is not possible to predict. These complaints, counterclaims and other filings relate to contractual claims, including claims for indemnification, under the purchase and sale agreement governing the Mortgage Transaction and are a continuation of the ongoing dispute associated with the Mortgage Transaction. Since this litigation relates to a discontinued operation, we have established reserves for estimated future litigation costs. We do not expect the lawsuit filed by Chase on February 23, 2004, as amended on June 4, 2004, or Chase’s new matter and counterclaims in the action brought by us in the Pennsylvania Court of Common Pleas to have a material adverse effect on our financial position or results of operations.

Advanta Mortgage Corp. USA (“AMCUSA”) and Advanta Mortgage Conduit Services, Inc. (“AMCSI”), subsidiaries of Advanta Corp., have been involved in arbitration before the American Arbitration Association with Goodrich & Pennington Mortgage Fund, Inc. (“GPMF”), a participant in one of the programs of our former mortgage business. The arbitration process commenced June 28, 2001 in San Francisco, California with GPMF serving a demand for arbitration relating to AMCUSA and AMCSI’s alleged failure to provide information and documentation under the former mortgage program. In February and June 2004, GPMF filed Statements of Claim, alleging additional contractual claims concerning GPMF’s relationship with AMCUSA and AMCSI. Certain of GPMF’s claims were tried at an arbitration hearing in November 2004 (“Phase I Claims”). On January 10, 2005, the arbitrator issued a ruling in AMCUSA and AMCSI’s favor on all issues capable of determination from the evidence presented at the hearing on the Phase I Claims. Further evidence will be presented to address certain issues unresolved by the January 2005 ruling. On January 28, 2005, GPMF filed an amended statement of claim, raising issues related to the effect of the Mortgage Transaction on GPMF’s contracts with AMCUSA and AMCSI and attempting to add Chase as a party to the arbitration. AMCUSA, AMCSI and GPMF have filed various motions and cross-motions relating to GPMF’s amended statement of claim, which were all denied by the arbitrator on April 5, 2005. All remaining claims are scheduled to be heard in July 2005 (“Phase II Claims”), including any claims GPMF is permitted to pursue against Chase in the arbitration. The aggregate amount of damages sought by GPMF on the Phase II Claims is not known and at this time, no cognizable damage amount has been specified by GPMF in its pleadings. Since this arbitration relates to a discontinued operation, we have established reserves for estimated future legal costs. We do not expect this arbitration to have a material adverse effect on our financial position or results of operations.

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

Note 9) Capital Stock

Cash dividends per share of common stock declared were as follows:

	Three Months Ended
	March 31,
	2005	2004

Class A Common Stock	$0.095	$0.063
Class B Common Stock	0.113	0.076

In November 2004, the Board of Directors of Advanta Corp. approved a 20% increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividends payable in the second quarter of 2005.

Note 10) Segment Information

Information about reportable segments and a reconciliation of such information to the consolidated financial statements follows:

	Advanta Business	Venture
	Cards	Capital	Other(1)	Total

Three months ended March 31, 2005
Interest income	$28,866	$0	$3,313	$32,179
Interest expense	8,521	38	4,026	12,585
Noninterest revenues (losses)	70,865	(1,041)	984	70,808
Gain on transfer of consumer credit card business	0	0	67,679	67,679
Pretax income (loss) from continuing operations	18,417	(1,079)	67,679	85,017
Total assets at end of period	1,050,228	5,417	757,598	1,813,243

Three months ended March 31, 2004
Interest income	$21,849	$0	$1,562	$23,411
Interest expense	9,123	88	2,320	11,531
Noninterest revenues	70,262	32	1,133	71,427
Pretax income (loss) from continuing operations	16,665	(1,063)	0	15,602
Total assets at end of period	756,324	10,524	757,166	1,524,014

(1)	Other includes investment and other activities not attributable to reportable segments. Total assets in the “Other” segment include assets of discontinued operations.

Note 11) Gain on Transfer of Consumer Credit Card Business

On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet, which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in February 2005. The overall impact in the three months ended March 31, 2005 of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, was a pretax gain of $67.7 million, tax expense of $5.6 million and an increase in additional paid-in capital of $6.0 million. See Note 12 for further description of the income tax impact of our May 28, 2004 agreement with Bank of America.

Note 12) Income Taxes

Income tax expense consisted of the following components for the three months ended March 31:

	2005	2004

Current:
Federal	$3,463	$0
State	1,177	520

Total current	4,640	520

Deferred:
Federal	7,317	5,452
State	390	191

Total deferred	7,707	5,643

Income tax expense	$12,347	$6,163

The reconciliation of the statutory federal income tax to income tax expense is as follows for the three months ended March 31:

	2005	2004

Statutory federal income tax	$29,756	$5,461
Gain on transfer of consumer credit card business	(12,347)	0
Change in valuation allowance	(6,393)	0
State income taxes, net of federal income tax benefit	1,019	462
Nondeductible expenses	281	168
Compensation limitation	110	49
Other	(79)	23

Income tax expense	$12,347	$6,163

Our effective tax rate was 14.5% for the three months ended March 31, 2005 and 39.5% for the three months ended March 31, 2004. The effective tax rate for the three months ended March 31, 2005 was impacted by the Bank of America agreement and reevaluation of the valuation allowance discussed below.

Deferred taxes are provided to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	March 31,	December 31,
	2005	2004
Deferred tax assets	$82,261	$81,947
Deferred tax liabilities	(13,383)	(11,687)

Net deferred tax asset	$68,878	$70,260

The components of the net deferred tax asset are as follows:

	March 31,	December 31,
	2005	2004

Net operating loss carryforwards	$16,035	$156,381
Valuation allowance	0	(145,745)
Allowance for receivable losses	21,616	21,618
Alternative minimum tax credit carryforwards	14,242	15,187
Unrealized venture capital investment losses	9,534	9,304
Deferred origination costs, net of deferred fees	(7,148)	(5,233)
Business credit card rewards	7,111	6,891
Deferred compensation	3,397	6,925
Securitization income	(2,624)	(2,624)
Capital loss carryforwards	1,399	1,399
Other	5,316	6,157

Net deferred tax asset	$68,878	$70,260

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See Note 11 for further discussion. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the three months ended March 31, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital. The increase in additional paid-in capital represents the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. After the February 2005 payment, the cumulative gain on transfer of consumer credit card business for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.

Net operating loss carryforwards of $45.8 million at March 31, 2005 are scheduled to expire in the year ended December 31, 2021. Capital loss carryforwards of $4.0 million at March 31, 2005 are scheduled to expire in the year ended December 31, 2009. Alternative minimum tax credit carryforwards do not expire.

Note 13) Calculation of Earnings Per Share

The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended
	March 31,
	2005	2004

Net income	$72,670	$9,439
Less: Preferred A dividends	(141)	(141)

Net income available to common stockholders	72,529	9,298
Less: Class A dividends declared	(830)	(551)
Less: Class B dividends declared	(2,098)	(1,343)

Undistributed net income	$69,601	$7,404

Basic net income per common share
Class A	$2.82	$0.37
Class B	2.85	0.39
Combined(1)	2.84	0.38

Diluted net income per common share
Class A	$2.54	$0.34
Class B	2.55	0.36
Combined(1)	2.55	0.35

Basic weighted average common shares outstanding
Class A	8,812	8,786
Class B	16,705	15,502
Combined	25,517	24,288

Dilutive effect of
Options Class B	1,876	1,225
Restricted stock Class B	1,089	929

Diluted weighted average common shares outstanding
Class A	8,812	8,786
Class B	19,670	17,656
Combined	28,482	26,442

Antidilutive shares
Options Class B	49	249

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

Net income includes the following business segment results for the three months ended March 31:

($ in thousands, except per share amounts)
	2005	2004

Pretax income (loss):
Advanta Business Cards	$18,417	$16,665
Venture Capital	(1,079)	(1,063)
Other(1)	67,679	0

Total pretax income	85,017	15,602
Income tax expense	12,347	6,163

Net income	$72,670	$9,439
Per combined common share, assuming dilution	$2.55	$0.35

(1)	Other for the three months ended March 31, 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business.

Advanta Business Cards pretax income increased for the three months ended March 31, 2005 as compared to the same period of 2004 due primarily to growth in average owned receivables. Improved asset quality resulted in decreases in net principal charge-off rates on owned and securitized receivables that were offset primarily by higher securitized cost of funds and lower yields on securitized receivables. The decrease in yields on securitized receivables reflects our competitively-priced offerings and products, including promotional pricing and rewards, designed to selectively attract and retain high credit quality customers and to respond to the competitive environment. We are experiencing the benefits of high credit quality customers in lower delinquency and charge-off rates and increased transaction volume, and we expect these benefits to continue in future periods.

Venture Capital segment results include pretax investment losses of $1.0 million for the three months ended March 31, 2005 as compared to pretax investment gains of $32 thousand for the same period of 2004, which reflect the market conditions for our venture capital investments in each respective period. Venture Capital pretax loss in the three months ended March 31, 2004 also included $807 thousand of expenses relating to the lease commitments and severance costs associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004.

Pretax income for the three months ended March 31, 2005 also includes a $67.7 million pretax gain on transfer of consumer credit card business relating to our May 28, 2004 agreement with Bank of America. See further discussion in the “Gain on Transfer of Consumer Credit Card Business” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified accounting for allowance for receivable losses, securitization income, business credit card rewards programs, litigation contingencies, income taxes and discontinued operations as our most critical accounting policies and estimates because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in estimates could have a material impact on our financial position or results of operations. These accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

($ in thousands)	2005	2004

Average owned receivables	$779,176	$551,652
Average securitized receivables	$2,548,739	$2,515,532
Cardholder transaction volume	$2,176,809	$1,921,933
New account originations	44,781	39,135
Average number of active accounts(1)	577,301	592,114
Ending number of accounts at March 31	786,967	788,330

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three months ended March 31.

The increase in new account originations in the three months ended March 31, 2005 as compared to the same period of 2004 is due primarily to the number and timing of marketing campaigns. We expect managed business credit card receivables to grow 10% to 20% and owned receivables to grow 23% to 33% in the year ended December 31, 2005, based on our current plans and strategies. See further discussion in the “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of why management believes managed data is useful to investors. The following is a reconciliation of projected estimated owned business credit card receivable growth to managed business credit card receivable growth:

		Projected Estimate at December 31, 2005
	Actual at	Low End
($ in thousands)	December 31, 2004	of Range	Percentage Increase	High End of Range	Percentage Increase
Owned receivables	$730,483	$898,500	23.0%	$971,500	33.0%
Securitized receivables	2,564,147	2,725,500	6.3%	2,982,500	16.3%

Managed receivables	$3,294,630	$3,624,000	10.0%	$3,954,000	20.0%

Pretax income for Advanta Business Cards was $18.4 million for the three months ended March 31, 2005 as compared to $16.7 million for the same period of 2004. The components of pretax income for Advanta Business Cards for the three months ended March 31 were as follows:

($ in thousands)	2005	2004

Net interest income on owned interest-earning assets	$20,345	$12,726
Noninterest revenues	70,865	70,262
Provision for credit losses	(10,419)	(9,413)
Operating expenses	(62,374)	(56,910)

Pretax income	$18,417	$16,665

Net interest income on owned interest-earning assets increased by $7.6 million for the three months ended March 31, 2005 as compared to the same period of 2004 due primarily to an increase in average owned business credit card receivables of $228 million. The increase in provision for credit losses in the three months ended March 31, 2005 as compared to the same period of 2004 primarily reflects the increase in average owned business credit card receivables, partially offset by a reduction in the estimate of losses inherent in the portfolio based on the delinquency and principal charge-off trends and the current composition of the portfolio as compared to the same period of 2004. The increase in operating expenses in the three months ended March 31, 2005 as compared to the same period of 2004 was due primarily to increased salaries and employee benefits and marketing expenses. Operating expenses in the three months ended March 31, 2005 include $2.9 million of expense associated with a separation agreement for a former executive. Operating expenses in the three months ended March 31, 2004 include $1.6 million of expense associated with executive compensation incurred in connection with changes in senior management and Venture Capital segment severance costs.

VENTURE CAPITAL

The components of pretax loss for our Venture Capital segment for the three months ended March 31 were as follows:

($ in thousands)	2005	2004

Interest expense	$(38)	$(88)
Realized losses	(383)	0
Unrealized gains (losses)	(658)	32
Operating expenses	0	(1,007)

Pretax loss	$(1,079)	$(1,063)

As shown in the table above, pretax loss for our Venture Capital segment is comprised primarily of realized and unrealized gains or losses on our venture capital investments, which reflect the market conditions for those investments in each respective period, and operating expenses, if applicable. The estimated fair value of our venture capital investments was $5.1 million as of March 31, 2005 and $5.3 million as of December 31, 2004. Operating expenses for the three months ended March 31, 2004 included expenses associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004, consisting of $571 thousand of expense relating to lease commitments and $236 thousand of severance costs. Due to the closure of the operational location, we incurred minimal operating expenses in the Venture Capital segment in subsequent periods, including the three months ended March 31, 2005.

INTEREST INCOME AND EXPENSE

Interest income increased $8.8 million to $32.2 million for the three months ended March 31, 2005 as compared to the same period of 2004. The increase was due primarily to an increase in average owned business credit card receivables of $228 million to $779 million and an increase in the average yield earned on our business credit card receivables. The average yield earned on our business credit card receivables increased in the three months ended March 31, 2005 as compared to the same period of 2004 due to the composition of receivables that were held on-balance sheet. Average owned business credit card receivables in the three months ended March 31, 2005 included proportionately less newly-originated receivables with promotional rates than the average in the same period of 2004, resulting in an increase in average yield earned on owned business credit card receivables.

Interest expense increased $1.1 million to $12.6 million for the three months ended March 31, 2005 as compared to the same period of 2004. The increase in interest expense is due primarily to an increase in our average deposits outstanding of $176 million to $842 million and an increase in the average cost of funds on deposits. We expect our average cost of funds on deposits to increase in future periods based on the current market expectations for future interest rates and our anticipated funding needs resulting from expected higher levels of on-balance sheet receivables and assets at Advanta Bank Corp. in 2005. However, this may not result in an increase in our aggregate average cost of funds due to the fluctuation in funding mix and our parent company liquidity position in 2005 that will provide us with the flexibility to manage our debt pricing and maturities. See further discussion in the “Liquidity, Capital Resources and Analysis of Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We expect higher levels of average on-balance sheet receivables and assets for the year ended December 31, 2005 as compared to 2004 as a result of our current growth plans and strategies and securitizations in their amortization periods in 2005.

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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended March 31,
	2005			2004
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$779,176	$24,845	12.93%	$551,652	$17,247	12.57%
Other receivables	9,959	129	5.24	13,888	146	4.23

Total receivables	789,135	24,974	12.83	565,540	17,393	12.37
Investments(2)	516,046	3,188	2.47	497,561	1,419	1.13
Retained interests in securitizations	162,727	4,021	9.88	149,998	4,602	12.27
Interest-earning assets of discontinued operations	14,756	358	9.72	63,046	1,526	9.68

Total interest-earning assets(3)	1,482,664	$32,541	8.87%	1,276,145	$24,940	7.84%
Noninterest-earning assets	271,144			338,536

Total assets	$1,753,808			$1,614,681

Interest-bearing liabilities:
Deposits	$841,786	$6,533	3.15%	$666,270	$4,682	2.83%
Debt	260,380	3,898	6.07	303,848	4,632	6.13
Subordinated debt payable to preferred securities trust	103,093	2,289	8.88	103,093	2,289	8.88

Total interest-bearing liabilities(4)	1,205,259	$12,720	4.27%	1,073,211	$11,603	4.34%
Noninterest-bearing liabilities	115,864			194,016

Total liabilities	1,321,123			1,267,227

Stockholders’ equity	432,685			347,454

Total liabilities and stockholders’ equity	$1,753,808			$1,614,681

Net interest spread			4.60%			3.50%
Net interest margin			5.42%			4.20%

(1)	Interest income includes late fees for owned business credit card receivables of $1.7 million for the three months ended March 31, 2005 and $1.4 million for the three months ended March 31, 2004.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

For the three months ended March 31, 2005, provision for credit losses on a consolidated basis increased $0.9 million to $10.4 million as compared to the same period of 2004. The increase in provision for credit losses was due primarily to an increase in average owned business credit card receivables of $228 million in the three months ended March 31, 2005 as compared to the same period of 2004, partially offset by a decrease in the estimate of losses inherent in the portfolio based on delinquency and principal charge-off trends and the current composition of the portfolio that included more high credit quality customers.

For the three months ended March 31, 2005, the provision for interest and fee losses, which is recorded as a direct reduction to interest and fee income, increased by $0.4 million to $2.6 million as compared to the same period of 2004. The increase was due primarily to growth in average owned business credit card receivables for the three months ended March 31, 2005, partially offset by a reduction in the estimate of losses inherent in the portfolio based on the improved delinquency and principal charge-off trends and the composition of the portfolio.

The allowance for receivable losses on business credit card receivables was $49.3 million as of March 31, 2005, or 6.29% of owned receivables, which was lower as a percentage of owned receivables than the allowance of $49.2 million, or 6.73% of owned receivables, as of December 31, 2004. The decrease in allowance as a percentage of owned receivables reflects an increase in owned business credit card receivables and a reduction in the estimate of losses inherent in the portfolio based on delinquency and principal charge-off trends. In addition, refinements and enhancements to our procedures and tools used in the risk management of existing customers have helped to reduce credit risk in the portfolio.

Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, including the potential impact of the recent changes in bankruptcy law, and there may be month-to-month or quarterly variations in losses or delinquencies, we anticipate that the owned and managed net principal charge-off rates for the year ended December 31, 2005 will be lower than those experienced for the year ended December 31, 2004. We base this expectation on the level of delinquent receivables at March 31, 2005 and the current composition of the portfolio that reflects our strategic initiative to selectively attract and retain high credit quality customers.

The following table provides credit quality data as of and for the periods indicated for our owned receivable portfolio including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit cards and other receivables.

	March 31,	December 31,	March 31,
($ in thousands)	2005	2004	2004

CONSOLIDATED – OWNED
Allowance for receivable losses	$50,605	$50,478	$48,803
Receivables 30 days or more delinquent	27,589	28,369	27,020
Receivables 90 days or more delinquent	12,775	13,638	13,480
Nonaccrual receivables	11,658	11,393	8,991
Accruing receivables past due 90 days or more	11,139	12,233	11,973
As a percentage of gross receivables:
Allowance for receivable losses	6.38%	6.81%	9.04%
Receivables 30 days or more delinquent	3.48	3.83	5.01
Receivables 90 days or more delinquent	1.61	1.84	2.50
Nonaccrual receivables	1.47	1.54	1.67
Accruing receivables past due 90 days or more	1.40	1.65	2.22
Net principal charge-offs for the three months ended March 31 and December 31	$10,419	$10,729	$8,909
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the three months ended March 31 and December 31	5.28%	5.86%	6.30%

BUSINESS CREDIT CARDS – OWNED
Allowance for receivable losses	$49,292	$49,190	$47,289
Receivables 30 days or more delinquent	27,507	28,287	26,908
Receivables 90 days or more delinquent	12,775	13,638	13,368
Nonaccrual receivables	11,658	11,393	8,879
Accruing receivables past due 90 days or more	11,139	12,233	11,973
As a percentage of gross receivables:
Allowance for receivable losses	6.29%	6.73%	8.95%
Receivables 30 days or more delinquent	3.51	3.87	5.09
Receivables 90 days or more delinquent	1.63	1.87	2.53
Nonaccrual receivables	1.49	1.56	1.68
Accruing receivables past due 90 days or more	1.42	1.67	2.27
Net principal charge-offs for the three months ended March 31 and December 31	$10,419	$10,721	$8,913
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the three months ended March 31 and December 31	5.35%	5.94%	6.46%

SECURITIZATION INCOME

Securitization income decreased $2.1 million for the three months ended March 31, 2005 to $30.4 million as compared to the same period of 2004. The decrease in securitization income was due to an increase in the floating interest rates earned by noteholders and a decrease in yields on securitized receivables, partially offset by the positive impact from a decrease in the net principal charge-off rate on securitized receivables. The increase in the floating interest rates earned by noteholders resulted from the rising interest rate environment, which we expect may continue based on the current market expectations for future interest rates. The decrease in yields on securitized receivables reflects our competitively-priced offerings and products, including promotional pricing and rewards, designed to selectively attract and retain high credit quality customers and to respond to the competitive environment. The decrease in the net principal charge-off rate is similar to trends experienced in owned business credit card receivables as discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

INCOME STATEMENT MEASURES AND STATISTICS
	Advanta				Advanta
	Business	GAAP	Securitization		Business	Managed
($ in thousands)	Cards GAAP	Ratio(2)	Adjustments		Cards Managed	Ratio(2)

Three Months Ended March 31, 2005:
Interest income	$28,866	12.26%	$90,742		$119,608	14.38%
Interest expense	8,521	3.62	19,874		28,395	3.42
Net interest income	20,345	8.64	70,868		91,213	10.96
Noninterest revenues	70,865	30.09	(35,598)		35,267	4.24
Provision for credit losses	10,419	4.42	35,270	(3)	45,689	5.49
Risk-adjusted revenues(1)	80,791	34.31	0		80,791	9.71
Average business credit card interest-earning assets	941,903		2,386,012		3,327,915
Average business credit card receivables	779,176		2,548,739		3,327,915
Net principal charge-offs	10,419	5.35	35,270		45,689	5.49

Three Months Ended March 31, 2004:
Interest income	$21,849	12.46%	$93,107		$114,956	14.99%
Interest expense	9,123	5.21	11,334		20,457	2.67
Net interest income	12,726	7.25	81,773		94,499	12.32
Noninterest revenues	70,262	40.06	(35,586)		34,676	4.52
Provision for credit losses	9,413	5.37	46,187	(3)	55,600	7.25
Risk-adjusted revenues(1)	73,575	41.94	0		73,575	9.59
Average business credit card interest-earning assets	701,650		2,365,534		3,067,184
Average business credit card receivables	551,652		2,515,532		3,067,184
Net principal charge-offs	8,913	6.46	46,187		55,100	7.19

(1)	Risk-adjusted revenues represent net interest income and noninterest revenues, less provision for credit losses.

(2)	Ratios are as a percentage of average business credit card interest-earning assets except net principal charge-off ratios, which are as a percentage of average business credit card receivables.

(3)	Includes the amount by which credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs.

BALANCE SHEET MEASURES AND STATISTICS
	Advanta			Advanta
	Business	GAAP	Securitization	Business	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments	Cards Managed	Ratio(1)

As of March 31, 2005
Number of business credit card accounts	786,967		N/A	786,967
Ending business credit card receivables	$783,916		$2,565,085	$3,349,001
Receivables 30 days or more delinquent	27,507	3.51%	110,069	137,576	4.11%
Receivables 90 days or more delinquent	12,775	1.63	51,318	64,093	1.91
Nonaccrual receivables	11,658	1.49	46,754	58,412	1.74
Accruing receivables past due 90 days or more	11,139	1.42	44,361	55,500	1.66

As of December 31, 2004
Number of business credit card accounts	777,943		N/A	777,943
Ending business credit card receivables	$730,483		$2,564,147	$3,294,630
Receivables 30 days or more delinquent	28,287	3.87%	107,546	135,833	4.12%
Receivables 90 days or more delinquent	13,638	1.87	51,770	65,408	1.99
Nonaccrual receivables	11,393	1.56	43,114	54,507	1.65
Accruing receivables past due 90 days or more	12,233	1.67	45,981	58,214	1.77

As of March 31, 2004
Number of business credit card accounts	788,330		N/A	788,330
Ending business credit card receivables	$528,204		$2,548,942	$3,077,146
Receivables 30 days or more delinquent	26,908	5.09%	138,440	165,348	5.37%
Receivables 90 days or more delinquent	13,368	2.53	69,087	82,455	2.68
Nonaccrual receivables	8,879	1.68	46,409	55,288	1.80
Accruing receivables past due 90 days or more	11,973	2.27	61,713	73,686	2.39

(1)	Ratios are as a percentage of ending business credit card receivables.

SERVICING REVENUES

Servicing revenues were $12.6 million for the three months ended March 31, 2005 and $12.1 million for the same period of 2004. The increase in servicing revenues was due to increased volume of securitized business credit card receivables.

OTHER REVENUES

	Three Months Ended
($ in thousands)	March 31,
	2005	2004

Interchange income	$35,696	$31,575
Business credit card cash back rewards	(6,044)	(5,751)
Business credit card business rewards	(4,751)	(3,470)
Investment securities gains (losses), net	(1,040)	49
Balance transfer fees	1,029	1,427
Cash usage fees	871	763
Other business credit card fees	791	603
Earnings on investment in Fleet Credit Card Services, L.P.	0	600
Other, net	1,261	958

Total other revenues, net	$27,813	$26,754

Interchange income includes interchange fees on both owned and securitized business credit cards. The increase in interchange income in the three months ended March 31, 2005 as compared to the same period of 2004 was due primarily to higher transaction volume. The increase also includes the impact of increased interchange rates established by MasterCard®* in April 2004. The average interchange rate was 2.2% in the three-month period ended March 31, 2005 as compared to 2.1% in the same period of 2004.

The increase in business credit card business rewards in the three months ended March 31, 2005 as compared to the same period of 2004 was due primarily to higher transaction volume. Both periods include changes in estimates of costs of future reward redemptions. Estimates increased by $650 thousand in the three months ended March 31, 2005 as compared to an increase of $500 thousand in the three months ended March 31, 2004. See Note 7 to the consolidated financial statements for further discussion of changes in estimates.

Investment securities gains (losses), net, primarily represent changes in valuations of venture capital investments reflecting the market conditions for our investments in each respective period.

The decrease in balance transfer fees in the three months ended March 31, 2005 as compared to the same period of 2004 was due to an increase in the volume of life-of-balance promotional offers that do not have a transaction fee but carry a higher interest rate than offers with a transaction fee.

*	MasterCard® is a federally registered service mark of MasterCard International, Inc.

As a result of our May 28, 2004 agreement with Bank of America and the combination of Bank of America’s and Fleet Credit Card Services, L.P.’s consumer credit card businesses, our partnership interest in Fleet Credit Card Services, L.P. represents an interest in the combined business. Subsequent to the date of the agreement with Bank of America, we have accounted for our investment in Fleet Credit Card Services, L.P. using the cost method and have recognized dividends received distributed from net accumulated earnings as income. There were no distributions received in the three months ending March 31, 2005. Prior to the date of the agreement with Bank of America, we recognized earnings allocable to our partnership interest using the equity method.

GAIN ON TRANSFER OF CONSUMER CREDIT CARD BUSINESS

On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet, which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in February 2005. The overall impact in the three months ended March 31, 2005 of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, was a pretax gain of $67.7 million, tax expense of $5.6 million and an increase in additional paid-in capital of $6.0 million. See the “Income Taxes” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the income tax impact of our May 28, 2004 agreement with Bank of America.

OPERATING EXPENSES

	Three Months Ended
($ in thousands)	March 31,
	2005	2004

Salaries and employee benefits	$25,854	$22,431
Amortization of deferred origination costs, net	7,947	9,337
Marketing	6,940	3,261
External processing	5,148	5,219
Professional fees	3,649	4,248
Equipment	2,816	2,988
Occupancy	1,877	2,581
Travel and entertainment	1,428	753
Credit	1,273	1,591
Other	5,688	5,785

Total operating expenses	$62,620	$58,194

Salaries and employee benefits increased in the three months ended March 31, 2005 as compared to the same period of 2004 due to personnel hired in connection with initiatives to originate and retain relationships with high credit quality customers. In addition, salaries and employee benefits for the three months ended March 31, 2005 include $2.9 million of expense associated with a separation agreement with a former executive, as compared to $1.6 million of expense associated with executive compensation incurred in connection with changes in senior management and Venture Capital segment severance costs in the three months ended March 31, 2004.

Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over the privilege period of one year. Amortization of deferred origination costs, net, decreased in the three months ended March 31, 2005 as compared to the same period of 2004 due primarily to the number and timing of new account originations in prior periods.

Marketing expense increased in the three months ended March 31, 2005 as compared to the same period of 2004 due primarily to costs associated with sponsorship activities relating to cultural events, the development of programs to originate new customers and our customer relationship management initiatives to enhance and maintain our relationships with existing high credit quality business card customers, including marketing programs to stimulate usage, enhance customer loyalty and retain existing accounts.

Professional fees decreased in the three months ended March 31, 2005 as compared to the same period of 2004 due primarily to a decrease in the use of external consultants for initiatives to originate and retain relationships with high credit quality customers and a decrease in expenses incurred for other corporate matters.

Occupancy expense in the three months ended March 31, 2004 includes approximately $571 thousand of expense relating to lease commitments associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004.

Travel and entertainment expense increased in the three months ended March 31, 2005 as compared to the same period of 2004 due to increased costs associated with sponsorship activities relating to cultural events.

Credit expense decreased in the three months ended March 31, 2005 as compared to the same period of 2004 due primarily to a reduction in contract costs by one of our service providers that was effective in March 2004 and a decrease in outsourced individual account recovery expense.

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

INCOME TAXES

Income tax expense was as follows for the three months ended March 31:

($ in thousands)
	2005	2004

Income tax expense	$12,347	$6,163
Effective tax rate	14.5%	39.5%

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See the “Gain on Transfer of Consumer Credit Card Business” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. Excluding the impact of the Bank of America agreement and reevaluation of the valuation allowance discussed below, our effective tax rate would have been 39% for the three months ended March 31, 2005. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the three months ended March 31, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital. The increase in additional paid-in capital represents the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. After the February 2005 payment, the cumulative gain on transfer of consumer credit card business for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At March 31, 2005, off-balance sheet securitized receivables represented 59% of our funding. These transactions enable us to limit our credit risk in the securitized receivables to the amount of our retained interests in securitizations. We had $163.2 million of retained interests in securitizations at March 31, 2005 and $162.5 million at December 31, 2004.

The following table summarizes securitization data including income and cash flows for the three months ended March 31:

($ in thousands)	2005	2004

Average securitized receivables	$2,548,739	$2,515,532
Securitization income	30,396	32,540
Discount accretion	4,021	4,602
Interchange income	27,331	25,944
Servicing revenues	12,599	12,133
Proceeds from new securitizations	0	90,000
Proceeds from collections reinvested in revolving-period securitizations	1,671,645	1,623,556
Cash flows received on retained interests	60,166	66,682

See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004.

When a securitization is in its revolving period, principal collections on securitized receivables allocated to that securitization are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a securitization starts its amortization period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables during an amortization period of a securitization, we need to replace that amount of funding. The revolving period for our $300 million Series 2002-A securitization ended on March 31, 2005. Our $300 million Series 2003-C securitization will end its revolving period in the second quarter of 2005 and an additional $800 million of securitizations are expected to end their revolving periods in the third and fourth quarters of 2005. The level of investment-grade notes outstanding at March 31, 2005, issued as part of the AdvantaSeries de-linked securitization structure in November 2004, provides additional capacity for future securitization issuances in excess of $1.7 billion. The de-linked structure provides flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions. We expect to replace the funding of securitizations amortizing in 2005 through additional securitizations with similar conditions as our existing securitizations and expect that the new securitizations will have terms, including interest rate spreads, consistent with the improvements experienced in our November 2004 securitization and the April 2005 securitization discussed below.

In April 2005, we completed a $100 million public business credit card securitization that was our second securitization using the de-linked structure. The interest rate spreads on the securities issued in April 2005 were lower than the spreads on similarly-rated securities in our prior securitizations due to the asset quality performance of our business credit card portfolio and market demand for these securities.

We have a $280 million committed commercial paper conduit facility that provides off-balance sheet funding, none of which was used at March 31, 2005. This facility’s term extends through June 14, 2005. Upon the termination of this facility in June 2005, management expects to obtain the appropriate level of replacement funding under similar terms and conditions. Based on a review of our funding needs and the flexibility provided by our new de-linked securitization structure, we may decrease the amount of funding available through a committed commercial paper conduit in 2005.

In June 2003, the FASB issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets – An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. The changes would also help to ensure that variable interest entities will not qualify for the qualifying special-purpose entity exception to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51”, as revised, if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In April 2005, the FASB announced plans to issue a revised exposure draft in the third quarter of 2005 and a final statement in the first quarter of 2006. Management will evaluate any potential impact of this revised proposed statement when it is available.

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

We measure our interest rate risk using a rising rate scenario and a declining rate scenario. We estimate net interest income using a third party software model that uses standard income modeling techniques. We measure the effect of interest rate risk on our managed net interest income, which includes net interest income on owned assets and net interest income on securitized receivables. The measurement of managed net interest income in addition to net interest income on owned assets is meaningful because our securitization income fluctuates with yields on securitized receivables and interest rates earned by securitization noteholders. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income as compared to a base case scenario based on the composition of our balance sheet as of March 31, 2005 or December 31, 2004. We estimated that our net interest income would change as follows over a twelve-month period:

	March 31,	December 31,
	2005	2004

Estimated percentage increase (decrease) in owned net interest income:
Assuming 200 basis point increase in interest rates	15%	12%
Assuming 200 basis point decrease in interest rates	(10)%	(4)%

Estimated percentage increase (decrease) in securitized net interest income:
Assuming 200 basis point increase in interest rates	(6)%	(6)%
Assuming 200 basis point decrease in interest rates	11%	14%

Estimated percentage increase (decrease) in managed net interest income:
Assuming 200 basis point increase in interest rates	(0)%	(1)%
Assuming 200 basis point decrease in interest rates	6%	9%

Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario. Our managed net interest income does not increase in a rising rate scenario due to the variable rate funding of off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the cardholder pays their balance in full each month. Changes in the composition of our balance sheet and the interest rate environment have also impacted the results of the net interest income sensitivity analyses as of March 31, 2005 as compared to the results as of December 31, 2004.

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

LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION

Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.’s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to a diversity of funding sources as described below, and had a high level of liquidity at March 31, 2005. At March 31, 2005, we had $28 million of cash, $330 million of federal funds sold and $409 million of receivables held for sale. We also have investments available for sale that could be sold to generate additional liquidity.

Components of funding were as follows:

	March 31, 2005		December 31, 2004
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$2,463,157	59%	$2,462,220	61%
Deposits	873,674	21	825,273	20
Debt	252,516	6	265,759	7
Subordinated debt payable to preferred securities trust	103,093	3	103,093	2
Equity	472,859	11	392,194	10

Total	$4,165,299	100%	$4,048,539	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.

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

In February 2005, we received $63.8 million in connection with our May 28, 2004 agreement with Bank of America. We are using the $63.8 million of cash for general corporate purposes and to enable us to have lower debt levels than would otherwise be the case. See the “Gain on Transfer of Consumer Credit Card Business” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

We continue to offer unsecured debt securities of Advanta Corp., in the form of RediReserve Variable Rate Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer frequently, depending on market conditions and our funding needs. In the three months ended March 31, 2005, we continued to reduce originations of retail notes due to our liquidity position and, as a result, the balance of RediReserve Certificates and Investment Notes outstanding decreased by $13 million from $266 million at December 31, 2004 to $253 million at March 31, 2005.

In March 2005, we entered into a ten year sponsorship agreement with World Teamtennis Franchise Inc. to be the official business credit card of The World Team Tennis professional and recreational leagues and a sponsor of the leagues and their events. Our payments under the agreement will be $1 million in each of the years 2005 and 2006 and $3 million in each of the years 2007 and 2008.

In November 2004, the Board of Directors of Advanta Corp. approved a 20% increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividends payable in the second quarter of 2005. We plan to fund the increased dividends with operating cash flows.

Advanta Corp. and its subsidiaries are involved in litigation, including litigation relating to the Mortgage Transaction, class action lawsuits, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to our exit from that business in the first quarter of 2001. See Note 8 to the consolidated financial statements for further discussion. Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our liquidity or capital resources based on our current expectations regarding the ultimate resolutions of these actions. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that the estimated cash flow related to these proceedings may change or that actual results will differ from our estimates.

Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and funds our business credit cards and is the servicer of our discontinued leasing business. Advanta Bank Corp. paid a dividend to Advanta Corp. of $25 million in March 2005. At March 31, 2005, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 23.85% as compared to 26.07% at December 31, 2004. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are subject to various assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements may be identified by the use of forward-looking phrases such as “is anticipated,” “are expected to,” “estimate,” “intends to,” “believe,” “will likely result,” “projected,” “may” or other similar words or phrases. The most significant among these risks and uncertainties are:

(1)	our managed net interest income including changes resulting from fluctuations in the volume of receivables and the range and timing of pricing offers to cardholders;

(2)	competitive pressures, including product development and pricing, among financial institutions;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic conditions that affect the level of new account originations, customer spending, delinquencies and charge-offs;

(4)	factors affecting fluctuations in the number of accounts or receivable balances including the retention of cardholders after promotional pricing periods have expired;

(5)	interest rate fluctuations;

(6)	the level of expenses;

(7)	the timing of the securitization of our receivables;

(8)	factors affecting the value of investments that we hold;

(9)	the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, and examinations;

(10)	effect of, and changes in, tax laws, rates, regulations and policies;

(11)	relationships with customers, significant vendors and business partners;

(12)	difficulties or delays in the development, production, testing and marketing of products or services, including the ability and cost to obtain intellectual property rights or a failure to implement new products or services when anticipated;

(13)	the amount and cost of financing available to us;

(14)	the ratings on our debt and the debt of our subsidiaries;

(15)	revisions to estimates associated with the discontinuance of our mortgage and leasing businesses;

(16)	The effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles;

(17)	the impact of litigation;

(18)	the proper design and operation of our disclosure controls and procedures; and

(19)	the ability to attract and retain key personnel.

Additional risks that may affect our future performance are set forth elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report on Form 10-Q under the heading “Market Risk Sensitivity.”

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The legal proceedings and claims described under the heading captioned “Commitments and Contingencies” in Note 8 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference.

ITEM 6. EXHIBITS

Exhibits – The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document
10.1	Sponsorship Agreement, dated as of March 14, 2005, between Advantennis, Corp. and World Teamtennis Franchise Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2005)

10.2	Master Agreement, dated as of March 15, 2005, between Dun & Bradstreet, Inc. and Advanta Bank Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2005)

10.3	Separation Agreement, dated as of April 15, 2005, between Advanta Corp. and Brian Tierney (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 15, 2005)

12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanta Corp.
(Registrant)

By	/s/ Philip M. Browne

Senior Vice President and Chief Financial Officer
May 9, 2005

By	/s/ David B. Weinstock

Vice President and Chief Accounting Officer
May 9, 2005

EXHIBIT INDEX

Manner of
Exhibit	Description	Filing
10.1	Sponsorship Agreement, dated as of March 14, 2005, between Advantennis, Corp. and World Teamtennis Franchise Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 14, 2005)	**

10.2	Master Agreement, dated as of March 15, 2005, between Dun & Bradstreet, Inc. and Advanta Bank Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2005)	**

10.3	Separation Agreement, dated as of April 15, 2005, between Advanta Corp. and Brian Tierney (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 15, 2005)	**

12	Computation of Ratio of Earnings to Fixed Charges	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed electronically herewith.
**	Incorporated by reference.