Form 10-Q
period 2005-06-30
ADVANTA CORP
filed 2005-08-05
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

or

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
Yes ☐ No ☐
     Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 2, 2005
Common Stock, $.01 par value	9,606,862 shares

Class B	Outstanding at August 2, 2005
Common Stock, $.01 par value	18,645,207 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share amounts)	2005	2004

ASSETS
Cash	$30,801	$35,565
Federal funds sold	314,193	298,677
Restricted interest-bearing deposits	2,058	2,946
Investments available for sale	242,114	184,240
Receivables, net:
Held for sale	464,126	377,158
Other	349,172	328,872

Total receivables, net	813,298	706,030
Accounts receivable from securitizations	396,922	244,362
Premises and equipment, net	16,083	17,958
Other assets	201,793	191,451
Assets of discontinued operations, net	2,495	11,695

Total assets	$2,019,757	$1,692,924

LIABILITIES
Deposits	$976,131	$825,273
Debt	241,279	265,759
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	202,987	106,605

Total liabilities	1,523,490	1,300,730

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding – 1,010 shares in 2005 and 2004	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 10,041,017 shares in 2005 and 2004	100	100
Class B non-voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 21,773,637 shares in 2005 and 21,537,061 shares in 2004	217	215
Additional paid-in capital	272,397	258,223
Unearned restricted stock	(4,391)	(9,460)
Unearned ESOP shares	(9,777)	(9,930)
Accumulated other comprehensive loss	(313)	(261)
Retained earnings	286,171	201,772
Treasury stock at cost, 434,155 Class A common shares in 2005 and 2004; 3,162,019 Class B common shares in 2005 and 3,186,647 Class B common shares in 2004	(49,147)	(49,475)

Total stockholders’ equity	496,267	392,194

Total liabilities and stockholders’ equity	$2,019,757	$1,692,924

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30
	2005	2004	2005	2004

Interest income:
Receivables	$23,198	$19,583	$48,172	$36,976
Investments	4,081	1,375	7,265	2,791
Other interest income	3,566	4,276	7,587	8,878

Total interest income	30,845	25,234	63,024	48,645
Interest expense:
Deposits	7,690	4,343	14,138	8,835
Debt and other borrowings	3,738	4,213	7,586	8,963
Subordinated debt payable to preferred securities trust	2,290	2,290	4,579	4,579

Total interest expense	13,718	10,846	26,303	22,377

Net interest income	17,127	14,388	36,721	26,268
Provision for credit losses	8,603	10,494	19,047	20,005

Net interest income after provision for credit losses	8,524	3,894	17,674	6,263
Noninterest revenues:
Securitization income	30,066	32,627	60,462	65,167
Servicing revenues	12,819	12,499	25,418	24,632
Gain on transfer of consumer credit card business (See Note 11)	0	0	67,679	0
Other revenues, net	34,419	28,779	62,232	55,533

Total noninterest revenues	77,304	73,905	215,791	145,332

Operating expenses	62,251	59,896	124,871	118,090

Income before income taxes	23,577	17,903	108,594	33,505
Income tax expense	9,195	7,071	21,542	13,234

Income from continuing operations	14,382	10,832	87,052	20,271
Gain, net, on discontinuance of mortgage and leasing businesses, net of tax	3,965	160	3,965	160

Net income	$18,347	$10,992	$91,017	$20,431

Basic income from continuing operations per common share
Class A	$0.53	$0.42	$3.32	$0.78
Class B	0.56	0.44	3.38	0.83
Combined	0.55	0.43	3.36	0.82

Diluted income from continuing operations per common share
Class A	$0.49	$0.39	$3.02	$0.73
Class B	0.50	0.40	3.04	0.76
Combined	0.50	0.40	3.03	0.75

Basic net income per common share
Class A	$0.68	$0.42	$3.47	$0.79
Class B	0.71	0.45	3.53	0.84
Combined	0.70	0.44	3.51	0.82

Diluted net income per common share
Class A	$0.63	$0.40	$3.15	$0.74
Class B	0.64	0.41	3.18	0.76
Combined	0.64	0.41	3.17	0.76

Basic weighted average common shares outstanding
Class A	8,821	8,794	8,816	8,790
Class B	17,433	16,172	17,071	15,891
Combined	26,254	24,966	25,887	24,681

Diluted weighted average common shares outstanding
Class A	8,821	8,794	8,816	8,790
Class B	20,013	18,329	19,843	18,046
Combined	28,834	27,123	28,659	26,836

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A		Class B	Additional
	Comprehensive	Preferred	Class A	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Common Stock	Stock	Capital

Balance at December 31, 2003		$1,010	$100	$206	$245,295

Net income	$44,741
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $175	(324)

Comprehensive income	$44,417

Preferred and common cash dividends declared
Exercise of stock options				8	8,489
Modification of stock options					196
Stock option exchange program stock distribution
Stock-based nonemployee compensation expense					482
Issuance of restricted stock				3	5,427
Amortization of restricted stock
Forfeitures of restricted stock				(2)	(1,887)
ESOP shares committed to be released					221

Balance at December 31, 2004		$1,010	$100	$215	$258,223

Net income	$91,017
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $28	(52)

Comprehensive income	$90,965

Preferred and common cash dividends declared
Exercise of stock options				3	3,744
Stock option exchange program stock distribution
Stock-based nonemployee compensation expense					135
Tax benefits from stock-based compensation and ESOP					11,227
Issuance of restricted stock					174
Amortization of restricted stock
Forfeitures of restricted stock				(1)	(1,349)
ESOP shares committed to be released					243

Balance at June 30, 2005		$1,010	$100	$217	$272,397

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) — continued

	Unearned
	Restricted	Accumulated
	Stock	Other			Total
	& Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2003	$(23,629)	$63	$167,783	$(49,621)	$341,207

Net income			44,741		44,741
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $175		(324)			(324)
Comprehensive income
Preferred and common cash dividends declared			(10,752)		(10,752)
Exercise of stock options					8,497
Modification of stock options					196
Stock option exchange program stock distribution				146	146
Stock-based nonemployee compensation expense					482
Issuance of restricted stock	(5,430)				0
Amortization of restricted stock	7,740				7,740
Forfeitures of restricted stock	1,473				(416)
ESOP shares committed to be released	456				677

Balance at December 31, 2004	$(19,390)	$(261)	$201,772	$(49,475)	$392,194

Net income			91,017		91,017
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $28		(52)			(52)
Comprehensive income
Preferred and common cash dividends declared			(6,618)		(6,618)
Exercise of stock options					3,747
Stock option exchange program stock distribution				328	328
Stock-based nonemployee compensation expense					135
Tax benefits from stock-based compensation and ESOP					11,227
Issuance of restricted stock	(174)				0
Amortization of restricted stock	4,615				4,615
Forfeitures of restricted stock	627				(723)
ESOP shares committed to be released	154				397

Balance at June 30, 2005	$(14,168)	$(313)	$286,171	$(49,147)	$496,267

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
($ in thousands)	June 30,
	2005	2004

OPERATING ACTIVITIES – CONTINUING OPERATIONS
Net income	$91,017	$20,431
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain, net, on discontinuance of mortgage and leasing businesses, net of tax	(3,965)	(160)
Investment securities gains, net	(185)	(49)
Depreciation and amortization	3,770	4,948
Stock-based compensation expense	4,027	4,474
Provision for credit losses	19,047	20,005
Provision for interest and fee losses	4,154	4,539
Change in deferred origination costs, net of deferred fees	(10,228)	4,572
Change in receivables held for sale	(477,643)	(110,782)
Proceeds from sale of receivables held for sale	390,675	95,361
Change in accounts receivable from securitizations	(152,560)	5,475
Change in other assets and other liabilities	100,710	(52,313)

Net cash provided by (used in) operating activities	(31,181)	(3,499)

INVESTING ACTIVITIES – CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	(14,628)	44,619
Purchase of investments available for sale	(253,727)	(370,058)
Proceeds from sales of investments available for sale	152,976	381,461
Proceeds from maturing investments available for sale	42,982	1,983
Change in receivables not held for sale	(33,273)	(33,950)
Purchases of premises and equipment, net	(1,846)	(3,788)

Net cash (used in) provided by investing activities	(107,516)	20,267

FINANCING ACTIVITIES – CONTINUING OPERATIONS
Change in demand and savings deposits	(1,289)	(2,433)
Proceeds from time deposits	284,067	247,040
Payments on time deposits	(140,440)	(272,702)
Proceeds from debt	15,343	13,942
Payments on debt	(40,235)	(49,430)
Change in other borrowings and cash overdraft	9,546	5,823
Proceeds from exercise of stock options	3,747	5,531
Cash dividends paid	(6,618)	(4,919)

Net cash provided by (used in) financing activities	124,121	(57,148)

DISCONTINUED OPERATIONS

Net cash provided by operating activities of discontinued operations	9,812	33,441

Net decrease in cash	(4,764)	(6,939)
Cash at beginning of period	35,565	26,941

Cash at end of period	$30,801	$20,002

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)
June 30, 2005
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
Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS No. 123”) defines a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, entities are permitted to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“Opinion”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue with the accounting methodology in Opinion No. 25 and, as a result, have provided pro forma disclosures of compensation expense for options granted to employees under our stock option plans, net of related tax effects, net income and earnings per share, as if the fair value based method of accounting had been applied. Had compensation cost for these plans been determined using the fair value based method, our compensation expense for stock option plans, net of related tax effects, net income and net income per common share would have changed to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Stock-based employee compensation expense for stock option plans, net of related tax effects
As reported	$0	$119	$0	$119
Pro forma	516	686	1,417	1,132

Net income
As reported	$18,347	$10,992	$91,017	$20,431
Pro forma	17,831	10,425	89,600	19,418

Basic net income per common share
As reported
Class A	$0.68	$0.42	$3.47	$0.79
Class B	0.71	0.45	3.53	0.84
Combined	0.70	0.44	3.51	0.82
Pro forma
Class A	$0.66	$0.40	$3.41	$0.75
Class B	0.69	0.43	3.48	0.80
Combined	0.68	0.42	3.46	0.78

Diluted net income per common share
As reported
Class A	$0.63	$0.40	$3.15	$0.74
Class B	0.64	0.41	3.18	0.76
Combined	0.64	0.41	3.17	0.76
Pro forma
Class A	$0.61	$0.38	$3.11	$0.70
Class B	0.62	0.39	3.13	0.73
Combined	0.62	0.39	3.13	0.72

Note 2) Recently Issued Accounting Standards
In June 2003, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets – An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. The changes would also help to ensure that variable interest entities will not qualify for the qualifying special-purpose entity exception to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51”, as revised, if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In July 2005, the FASB announced plans to issue a revised exposure draft in August 2005 and a final statement in the first quarter of 2006. Management will evaluate any potential impact of this revised proposed statement when it is available.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123R”) which, when effective, replaces SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. Upon implementation, entities are no longer able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities are required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. This statement is effective for Advanta as of January 1, 2006 and will increase our operating expenses. Compensation expense calculated in accordance with SFAS No. 123R in future periods may differ from the pro forma amounts disclosed in Note 1 for the three and six months ended June 30, 2005 and 2004. The amount of compensation expense will vary depending on the number of options granted in future periods, the market value of our common stock and changes in other variables impacting stock option valuation estimates. In addition, upon adoption of SFAS No. 123R, we may choose to use a different valuation model to estimate stock option fair value. Accordingly, we have not yet quantified the impact that the adoption of this statement will have on our results of operations.
Note 3) Investments Available for Sale
Investments available for sale consisted of the following:

	June 30, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Treasury and government agencies securities	$67,455	$66,832	$69,402	$68,917
State and municipal securities	3,262	3,281	3,329	3,370
Corporate bonds	7,690	7,674	12,308	12,259
Asset-backed securities	31,972	32,004	4,358	4,398
Equity securities(1)	15,211	15,317	14,626	14,677
Money market funds	116,898	116,898	80,509	80,509
Other	108	108	110	110

Total investments available for sale	$242,596	$242,114	$184,642	$184,240

(1)	Includes venture capital investments of $5.9 million at June 30, 2005 and $5.3 million at December 31, 2004. The amount shown as amortized cost for venture capital investments represents estimated fair value for these investments.
Note 4) Receivables
Receivables on the balance sheet, including those held for sale, consisted of the following:

	June 30,	December 31,
	2005	2004

Business credit card receivables	$828,724	$730,483
Other receivables	8,876	10,280

Gross receivables	837,600	740,763

Add: Deferred origination costs, net of deferred fees	25,973	15,745
Less: Allowance for receivable losses
Business credit cards	(48,966)	(49,190)
Other receivables	(1,309)	(1,288)

Total allowance for receivable losses	(50,275)	(50,478)

Receivables, net	$813,298	$706,030

Note 5) Allowance for Receivable Losses
The following table presents activity in the allowance for receivable losses for the six months ended June 30:

	2005	2004

Beginning balance at January 1	$50,478	$48,454
Provision for credit losses	19,047	20,005
Provision for interest and fee losses	4,154	4,539
Gross principal charge-offs:
Business credit cards	(20,393)	(20,169)
Other receivables	(4)	(3)

Total gross principal charge-offs	(20,397)	(20,172)

Principal recoveries:
Business credit cards	1,371	1,402
Other receivables	0	4

Total principal recoveries	1,371	1,406

Net principal charge-offs	(19,026)	(18,766)

Interest and fee charge-offs:
Business credit cards	(4,378)	(4,901)

Balance at June 30	$50,275	$49,331

Note 6) Securitization Activities
Accounts receivable from securitizations consisted of the following:

	June 30,	December 31,
	2005	2004

Retained interests in securitizations	$175,173	$162,473
Amounts due from the securitization trust	169,056	31,075
Accrued interest and fees on securitized receivables, net(1)	52,693	50,814

Total accounts receivable from securitizations	$396,922	$244,362

(1)	Reduced by an estimate for uncollectible interest and fees of $8.8 million at June 30, 2005 and $9.2 million at December 31, 2004.
The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Average securitized receivables	$2,707,045	$2,532,885	$2,628,329	$2,524,208
Securitization income	30,066	32,627	60,462	65,167
Discount accretion	3,566	4,276	7,587	8,878
Interchange income	32,390	28,801	59,721	54,745
Servicing revenues	12,819	12,499	25,418	24,632
Proceeds from new securitizations	390,675	0	390,675	90,000
Proceeds from collections reinvested in revolving-period securitizations	1,368,525	1,633,689	3,040,170	3,257,245
Cash flows received on retained interests	80,563	68,208	140,729	134,890

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Key assumptions:
Discount rate	8.22% - 9.85%	10.98% - 13.13%	8.22% - 11.27%	10.98% - 14.33%
Monthly payment rate	21.91% - 25.00%	20.63% - 22.25%	21.77% - 25.00%	20.63% - 22.25%
Loss rate	5.40% - 6.61%	6.70% - 8.20%	5.40% - 6.79%	6.70% - 8.47%
Interest yield, net of interest earned by noteholders	10.84% - 10.91%	12.36% - 13.47%	10.84% - 11.28%	12.36% - 13.84%

There were no purchases of delinquent accounts from the securitization trust during the three or six months ended June 30, 2005 or 2004.
The following assumptions were used in measuring the fair value of retained interests in securitizations at June 30, 2005 and December 31, 2004. The assumptions listed represent weighted averages of assumptions used for each securitization. The retained interest-only strip valuation includes cash flow projections over the three month weighted average life of existing receivables at June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004

Discount rate	8.33% - 9.48%	9.79% - 11.27%
Monthly payment rate	22.29% - 25.00%	21.77% - 22.65%
Loss rate	5.40% - 6.21%	5.90% - 6.79%
Interest yield, net of interest earned by noteholders	10.91%	11.28%

In addition to the assumptions identified above, management also considered qualitative factors such as the potential volatility of the current market for similar instruments and the impact of the current economic environment on the performance of the receivables sold in assessing the fair value of retained interests in securitizations.
We have prepared sensitivity analyses of the valuations of retained interests in securitizations estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at June 30, 2005.

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(2,233)
Discount rate increased by 4%	(4,392)
Monthly payment rate at 115% of base assumption	(2,131)
Monthly payment rate at 130% of base assumption	(3,640)
Loss rate at 110% of base assumption	(3,108)
Loss rate at 125% of base assumption	(7,769)
Interest yield, net of interest earned by noteholders, decreased by 1%	(5,755)
Interest yield, net of interest earned by noteholders, decreased by 2%	(11,510)
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

	June 30,	December 31,	June 30,
	2005	2004	2004

Owned business credit card receivables	$828,724	$730,483	$549,862
Securitized business credit card receivables	2,685,504	2,564,147	2,546,777

Total managed receivables	$3,514,228	$3,294,630	$3,096,639

Receivables 30 days or more delinquent:
Owned	$26,085	$28,287	$25,493
Securitized	100,283	107,546	123,123
Total managed	126,368	135,833	148,616
Receivables 90 days or more delinquent:
Owned	12,798	13,638	13,309
Securitized	49,583	51,770	63,980
Total managed	62,381	65,408	77,289
Nonaccrual receivables:
Owned	12,286	11,393	10,081
Securitized	47,612	43,114	48,966
Total managed	59,898	54,507	59,047
Accruing receivables past due 90 days or more:
Owned	10,985	12,233	11,677
Securitized	42,500	45,981	56,111
Total managed	53,485	58,214	67,788
Net principal charge-offs for the year-to-date period ended June 30 and December 31:
Owned	19,022	39,936	18,767
Securitized	73,594	170,024	90,827
Total managed	92,616	209,960	109,594
Net principal charge-offs for the three months ended June 30 and December 31:
Owned	8,603	10,721	9,854
Securitized	38,324	38,457	44,640
Total managed	46,927	49,178	54,494

Note 7) Selected Balance Sheet Information
Other assets consisted of the following:

	June 30,	December 31,
	2005	2004

Net deferred tax asset	$70,827	$70,260
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Investment in preferred securities trust	3,093	3,093
Intangible assets	3,047	3,360
Other	92,731	82,643

Total other assets	$201,793	$191,451

Other liabilities consisted of the following:

	June 30,	December 31,
	2005	2004

Amounts due to the securitization trust	$79,569	$4,493
Accounts payable and accrued expenses	33,511	33,091
Business credit card business rewards liability	18,683	16,872
Business credit card cash back rewards liability	3,430	2,817
Current income tax payable	23,317	16,068
Accrued interest payable	11,669	3,310
Other	32,808	29,954

Total other liabilities	$202,987	$106,605

Eligible cardholders earn cash back rewards or business rewards based on net purchases charged on their business credit card account. The costs of future reward redemptions are estimated and a liability is recorded at the time cash back rewards or business rewards are earned by the cardholder. In each reporting period, we adjust our estimates of the percentage of earned rewards that cardholders will ultimately redeem and the costs of business rewards based on historical experience, consideration of changes in portfolio composition and changes in the rewards programs. The following table shows the impact of the changes in the estimated percentage of earned rewards that cardholders will ultimately redeem and other changes in estimated costs of future period rewards redemptions for the three and six months ended June 30.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Decrease in other revenues	$(1,050)	$(900)	$(1,700)	$(1,400)
Decrease in net income	(641)	(545)	(1,037)	(850)
Amount per combined diluted share	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Note 8) Commitments and Contingencies
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

On February 13, 2004, Advanta Corp. filed a Writ of Summons against Chase in Montgomery County, Pennsylvania Court of Common Pleas, which was amended on March 4, 2004; and on March 8, 2004, Advanta Corp. and certain of its subsidiaries filed a Second Amended Writ of Summons and a Complaint against Chase in Montgomery County, Pennsylvania Court of Common Pleas seeking damages of at least $17.7 million. In May 2004, Chase filed an answer to the complaint and asserted a new matter and counterclaims seeking damages of at least $5 million. On August 2, 2004, we filed our reply to Chase’s new matter and counterclaims. Discovery in this matter is ongoing. On February 23, 2004 and June 4, 2004, Chase filed a complaint and a first amended complaint against us in the United States District Court for the District of Delaware seeking damages of at least $7 million. On August 9, 2004, we filed our answer, affirmative defenses and counterclaims to the first amended complaint in the United States District Court for the District of Delaware, asserting substantially the same claims and damages as in the Montgomery County, Pennsylvania action. On August 30, 2004, Chase filed a motion to dismiss our counterclaims. On September 15, 2004, we filed our opposition to Chase’s motion. Discovery in this matter is ongoing. Court scheduled mediation was held in May 2005, at which there was no resolution or narrowing of the claims. A trial is scheduled for April 2006. These complaints, counterclaims and other filings relate to contractual claims, including claims for indemnification, under the purchase and sale agreement governing the Mortgage Transaction and are a continuation of the ongoing dispute associated with the Mortgage Transaction. We do not expect the lawsuit filed by Chase on February 23, 2004, as amended on June 4, 2004, or Chase’s new matter and counterclaims in the action brought by us in the Pennsylvania Court of Common Pleas to have a material adverse effect on our financial position or results of operations based on the level of litigation reserves we have established.
Advanta Mortgage Corp. USA (“AMCUSA”) and Advanta Mortgage Conduit Services, Inc. (“AMCSI”), subsidiaries of Advanta Corp., have been involved in arbitration before the American Arbitration Association with Goodrich & Pennington Mortgage Fund, Inc. (“GPMF”), a participant in one of the programs of our former mortgage business. The arbitration process commenced June 28, 2001 in San Francisco, California with GPMF serving a demand for arbitration relating to AMCUSA and AMCSI’s alleged failure to provide information and documentation under the former mortgage program. In February and June 2004, GPMF filed Statements of Claim, alleging additional contractual claims concerning GPMF’s relationship with AMCUSA and AMCSI. Certain of GPMF’s claims were tried at an arbitration hearing in November 2004 (“Phase I Claims”). On January 10, 2005, the arbitrator issued a ruling in AMCUSA and AMCSI’s favor on all issues capable of determination from the evidence presented at the hearing on the Phase I Claims. Further evidence was to be presented to address certain issues unresolved by the January 2005 ruling. On January 28, 2005, GPMF filed an amended statement of claim, raising issues related to the effect of the Mortgage Transaction on GPMF’s contracts with AMCUSA and AMCSI and attempting to add Chase as a party to the arbitration. AMCUSA, AMCSI and GPMF have filed various motions and cross-motions relating to GPMF’s amended statement of claim, which were all denied by the arbitrator on April 5, 2005. All remaining claims were scheduled to be heard in July 2005 (“Phase II Claims”). On June 17, 2005, GPMF filed a motion to have the arbitrator removed and to postpone the Phase II hearings. That motion was denied on June 28, 2005. On June 27, 2005, GPMF notified the American Arbitration Association that it was withdrawing its claims as to AMCUSA and AMCSI “without prejudice.” AMCUSA and AMCSI opposed GPMF’s purported withdrawal “without prejudice” and, on July 1, 2005, the arbitrator ruled that GPMF’s withdrawal would be deemed to have been made “with prejudice” and cancelled the Phase II hearing. On July 5, 2005, GPMF filed an action in California state court against the American Arbitration Association for a temporary restraining order to prevent the entry of a final order. The application for a temporary restraining order was denied on July

7, 2005. GPMF’s application for a preliminary injunction to prevent entry of a final order was also subsequently denied on July 28, 2005; however, GPMF’s complaint, seeking damages and a permanent injunction is still pending. We do not expect this arbitration to have a material adverse effect on our financial position or results of operations.
In addition to the cases described above, Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to our exit from that business in the first quarter of 2001.
Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our financial position or results of operations based on the level of litigation reserves we have established and our current expectations regarding the ultimate resolutions of these existing actions. We estimate our litigation reserves based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. We have also established reserves for estimated future legal costs for litigation or arbitration matters related to discontinued operations.
Note 9) Capital Stock
Cash dividends per share of common stock declared were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Class A Common Stock	$0.113	$0.095	$0.208	$0.158
Class B Common Stock	0.136	0.113	0.250	0.189

Note 10) Segment Information
Information about reportable segments and a reconciliation of such information to the consolidated financial statements follows:

	Advanta
	Business	Venture
	Cards	Capital	Other(1)	Total

Three months ended June 30, 2005
Interest income	$26,640	$1	$4,204	$30,845
Interest expense	7,884	34	5,800	13,718
Noninterest revenues	74,122	1,256	1,926	77,304
Pretax income from continuing operations	22,355	1,222	0	23,577

Three months ended June 30, 2004
Interest income	$23,735	$0	$1,499	$25,234
Interest expense	8,590	86	2,170	10,846
Noninterest revenues	73,115	0	790	73,905
Pretax income (loss) from continuing operations	17,998	(95)	0	17,903

Six months ended June 30, 2005
Interest income	$55,506	$1	$7,517	$63,024
Interest expense	16,405	72	9,826	26,303
Noninterest revenues	144,987	215	2,910	148,112
Gain on transfer of consumer credit card business	0	0	67,679	67,679
Pretax income from continuing operations	40,772	143	67,679	108,594
Total assets at beginning of period	994,194	5,801	692,929	1,692,924
Total assets at end of period	1,232,863	6,660	780,234	2,019,757

Six months ended June 30, 2004
Interest income	$45,584	$0	$3,061	$48,645
Interest expense	17,713	174	4,490	22,377
Noninterest revenues	143,377	32	1,923	145,332
Pretax income (loss) from continuing operations	34,663	(1,158)	0	33,505
Total assets at beginning of period	754,953	10,471	933,020	1,698,444
Total assets at end of period	780,492	10,518	724,743	1,515,753

(1)	Other includes investment and other activities not attributable to reportable segments. Total assets in the Other segment include assets of discontinued operations.

Note 11) Gain on Transfer of Consumer Credit Card Business
On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America Corporation (“Bank of America”) signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet Financial Group, Inc. (“Fleet”), which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in February 2005. The overall impact of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, was a pretax gain of $67.7 million, tax expense of $5.6 million and an increase in additional paid-in capital of $6.0 million in the six months ended June 30, 2005. See Note 12 for further description of the income tax impact of our May 28, 2004 agreement with Bank of America.
Note 12) Income Taxes
Income tax expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Income tax expense attributable to:
Continuing operations	$9,195	$7,071	$21,542	$13,234
Discontinued operations	2,535	105	2,535	105

Total income tax expense	$11,730	$7,176	$24,077	$13,339

Income tax expense (benefit) on income from continuing operations consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Current:
Federal	$8,307	$0	$11,770	$0
State	831	379	2,008	899

Total current	9,138	379	13,778	899

Deferred:
Federal	(18)	6,488	7,299	11,940
State	75	204	465	395

Total deferred	57	6,692	7,764	12,335

Income tax expense attributable to continuing operations	$9,195	$7,071	$21,542	$13,234

The reconciliation of the statutory federal income tax to income tax expense from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Statutory federal income tax	$8,252	$6,266	$38,008	$11,727
State income taxes, net of federal income tax benefit	589	379	1,608	841
Gain on transfer of consumer credit card business	0	0	(12,347)	0
Change in valuation allowance	0	0	(6,393)	0
Nondeductible expenses	206	165	487	333
Compensation limitation	110	126	220	175
Other	38	135	(41)	158

Income tax expense attributable to continuing operations	$9,195	$7,071	$21,542	$13,234

Our effective tax rate on income from continuing operations was 39.0% for the three months ended June 30, 2005, 19.8% for the six months ended June 30, 2005 and 39.5% for the three and six months ended June 30, 2004. The effective tax rate for the six months ended June 30, 2005 was impacted by the Bank of America agreement and reevaluation of the valuation allowance discussed below.
Deferred taxes are provided to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	June 30,	December 31,
	2005	2004

Deferred tax assets	$85,815	$81,947
Deferred tax liabilities	(14,988)	(11,687)

Net deferred tax asset	$70,827	$70,260

The components of the net deferred tax asset are as follows:

	June 30,	December 31,
	2005	2004

Net operating loss carryforwards	$11,596	$156,381
Valuation allowance	0	(145,745)
Alternative minimum tax credit carryforwards	22,219	15,187
Allowance for receivable losses	20,823	21,618
Deferred origination costs, net of deferred fees	(8,771)	(5,233)
Unrealized venture capital investment losses	8,100	9,304
Business credit card rewards	7,739	6,891
Deferred and incentive compensation	3,437	6,925
Securitization income	(2,624)	(2,624)
Capital loss carryforwards	1,966	1,399
Other	6,342	6,157

Net deferred tax asset	$70,827	$70,260

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See Note 11 for further discussion. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the six months ended June 30, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the six months ended June 30, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of June 30, 2005, the cumulative gain on transfer of consumer credit card business for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
Net operating loss carryforwards of $33.1 million at June 30, 2005 are scheduled to expire in the year ending December 31, 2021. Capital loss carryforwards at June 30, 2005 of $4.0 million are scheduled to expire in the year ending December 31, 2009 and $1.6 million are scheduled to expire in the year ending December 31, 2010. Alternative minimum tax credit carryforwards do not expire.
Note 13) Discontinued Operations
The components of the gain (loss) on discontinuance of our mortgage and leasing businesses for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three and Six Months Ended
	June 30, 2005		June 30, 2004
		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services

Pretax gain (loss) on discontinuance of mortgage and leasing businesses	$4,500	$2,000	$(2,770)	$3,035
Income tax (expense) benefit	(1,755)	(780)	1,094	(1,199)

Gain (loss) on discontinuance of mortgage and leasing businesses, net of tax	$2,745	$1,220	$(1,676)	$1,836

The gain or loss on discontinuance of the mortgage business in each of the reported periods represents a change in our estimates of the future costs of mortgage business-related contingent liabilities based on new developments in litigation or disputes related to our former mortgage programs, or insurance reimbursements related to past or future costs. The gain or loss on discontinuance of the leasing business in each of the reported periods represents changes in estimated operating results of the leasing segment over the remaining life of the lease portfolio based on trends in the performance of the leasing portfolio, sales tax assessments, or changes in the anticipated timeframe over which we expect to incur certain operating expenses related to the lease portfolio.
Per share data was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Advanta		Advanta Leasing		Advanta		Advanta Leasing
	Mortgage		Services		Mortgage		Services
	2005	2004	2005	2004	2005	2004	2005	2004

Basic gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.10	$(0.07)	$0.05	$0.07	$0.11	$(0.07)	$0.05	$0.07
Class B	0.10	(0.07)	0.05	0.07	0.11	(0.07)	0.05	0.07
Combined	0.10	(0.07)	0.05	0.07	0.11	(0.07)	0.05	0.07
Diluted gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.10	$(0.06)	$0.04	$0.07	$0.10	$(0.06)	$0.04	$0.07
Class B	0.10	(0.06)	0.04	0.07	0.10	(0.06)	0.04	0.07
Combined	0.10	(0.06)	0.04	0.07	0.10	(0.06)	0.04	0.07

The components of assets of discontinued operations, net, were as follows:

	June 30,	December 31,
	2005	2004

Lease receivables, net	$5,672	$15,577
Other assets	702	1,093
Liabilities	(3,879)	(4,975)

Assets of discontinued operations, net	$2,495	$11,695

We are continuing to service the existing lease portfolio. Based on the terms of the remaining leases, we expect the wind down of the lease portfolio to be complete by January 2007.

Note 14) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Income from continuing operations	$14,382	$10,832	$87,052	$20,271
Less: Preferred A dividends	0	0	(141)	(141)

Income from continuing operations available to common stockholders	14,382	10,832	86,911	20,130
Gain, net, on discontinuance of mortgage and leasing businesses, net of tax	3,965	160	3,965	160

Net income available to common stockholders	18,347	10,992	90,876	20,290
Less: Class A dividends declared	(1,014)	(856)	(1,844)	(1,407)
Less: Class B dividends declared	(2,535)	(2,028)	(4,633)	(3,371)

Undistributed net income	$14,798	$8,108	$84,399	$15,512

Basic income from continuing operations per common share
Class A	$0.53	$0.42	$3.32	$0.78
Class B	0.56	0.44	3.38	0.83
Combined(1)	0.55	0.43	3.36	0.82

Diluted income from continuing operations per common share
Class A	$0.49	$0.39	$3.02	$0.73
Class B	0.50	0.40	3.04	0.76
Combined(1)	0.50	0.40	3.03	0.75

Basic net income per common share
Class A	$0.68	$0.42	$3.47	$0.79
Class B	0.71	0.45	3.53	0.84
Combined(1)	0.70	0.44	3.51	0.82

Diluted net income per common share
Class A	$0.63	$0.40	$3.15	$0.74
Class B	0.64	0.41	3.18	0.76
Combined(1)	0.64	0.41	3.17	0.76

Basic weighted average common shares outstanding
Class A	8,821	8,794	8,816	8,790
Class B	17,433	16,172	17,071	15,891
Combined	26,254	24,966	25,887	24,681

Dilutive effect of
Options Class B	1,885	1,339	1,881	1,282
Restricted stock Class B	695	818	891	873

Diluted weighted average common shares outstanding
Class A	8,821	8,794	8,816	8,790
Class B	20,013	18,329	19,843	18,046
Combined	28,834	27,123	28,659	26,836

Antidilutive shares
Options Class B	2	239	25	244

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
OVERVIEW
Income from continuing operations includes the following business segment results:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2005	2004	2005	2004

Pretax income (loss):
Advanta Business Cards	$22,355	$17,998	$40,772	$34,663
Venture Capital	1,222	(95)	143	(1,158)
Other(1)	0	0	67,679	0

Total pretax income	23,577	17,903	108,594	33,505
Income tax expense	9,195	7,071	21,542	13,234

Income from continuing operations	$14,382	$10,832	$87,052	$20,271
Per combined common share, assuming dilution	$0.50	$0.40	$3.03	$0.75

(1)	Other for the six months ended June 30, 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business.
Advanta Business Cards pretax income increased for the three and six months ended June 30, 2005 as compared to the same periods of 2004 due primarily to growth in average owned and securitized receivables. Improved asset quality resulted in decreases in net principal charge-off rates on owned and securitized receivables that were offset by higher cost of funds on securitized receivables and lower yields on owned and securitized receivables. The decreases in yields on owned and securitized receivables reflect our competitively-priced offerings and products, including promotional pricing and rewards, designed to selectively attract and retain high credit quality customers and to respond to the competitive environment. We are experiencing the benefits of high credit quality customers in lower delinquency and charge-off rates and increased transaction volume, and we expect these benefits to continue in future periods.
Venture Capital segment results include pretax investment gains, net, of $1.2 million in the three months ended June 30, 2005, $185 thousand for the six months ended June 30, 2005 and $32 thousand for the six months ended June 30, 2004, which reflect the market conditions for our venture capital investments in each respective period. Venture Capital segment results in the six months ended June 30, 2004 also included $807 thousand of expenses relating to the lease commitments and severance costs associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004.
Pretax income for the six months ended June 30, 2005 also includes a $67.7 million pretax gain on transfer of consumer credit card business relating to our May 28, 2004 agreement with Bank of America. See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

For the three months ended June 30, 2005, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $4.0 million, or $0.14 per combined diluted common share. For the three months ended June 30, 2004, we recorded a net after-tax gain on the discontinuance of our mortgage and leasing businesses of $160 thousand, or $0.01 per combined diluted common share. See “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified accounting for allowance for receivable losses, securitization income, business credit card rewards programs, litigation contingencies, income taxes and discontinued operations as our most critical accounting policies and estimates because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in estimates could have a material impact on our financial position or results of operations. These accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2004.
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

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2005	2004	2005	2004

Average owned receivables	$727,253	$583,581	$753,071	$567,617
Average securitized receivables	$2,707,045	$2,532,885	$2,628,329	$2,524,208

Cardholder transaction volume	$2,446,510	$1,994,647	$4,623,319	$3,916,580

New account originations	70,044	26,187	114,825	65,322
Average number of active accounts(1)	589,751	585,519	583,950	588,063
Ending number of accounts at June 30	822,773	780,415	822,773	780,415

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three and six months ended June 30.
The increase in new account originations in the three and six months ended June 30, 2005 as compared to the same periods of 2004 is due to enhanced product offerings included in our marketing campaigns in the second quarter of 2005 as well as the number and timing of marketing campaigns. We expect the rate of originations experienced in the six months ended June 30, 2005 to continue, as we currently expect to originate approximately 230 thousand new accounts for full year 2005. We expect managed business credit card receivables to grow 10% to 20% and owned receivables to grow 23% to 33% in the year ended December 31, 2005, based on results to date and our current plans and strategies. See “Securitization Income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of why management believes managed data is useful to investors. The following is a reconciliation of projected estimated owned business credit card receivable growth to managed business credit card receivable growth:

		Projected Estimate at December 31, 2005
	Actual at
	December 31,	Low End	Percentage	High End of	Percentage
($ in thousands)	2004	of Range	Increase	Range	Increase

Owned receivables	$730,483	$898,500	23.0%	$971,500	33.0%
Securitized receivables	2,564,147	2,725,500	6.3%	2,982,500	16.3%

Managed receivables	$3,294,630	$3,624,000	10.0%	$3,954,000	20.0%

The components of pretax income for Advanta Business Cards are as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2005	2004	2005	2004

Net interest income on owned interest-earning assets	$18,756	$15,145	$39,101	$27,871
Noninterest revenues	74,122	73,115	144,987	143,377
Provision for credit losses	(8,603)	(10,654)	(19,022)	(20,067)
Operating expenses	(61,920)	(59,608)	(124,294)	(116,518)

Pretax income	$22,355	$17,998	$40,772	$34,663

Net interest income on owned interest-earning assets increased by $3.6 million for the three months ended June 30, 2005 as compared to the same period of 2004 and increased by $11.2 million for the six months ended June 30, 2005 as compared to the same period of 2004 due primarily to increases in average owned business credit card receivables, partially offset by decreases in the average yield earned on our business credit card receivables as a result of our competitively-priced offerings and products. Average owned business credit card receivables increased $144 million for the three months ended June 30, 2005 and increased $185 million for the six months ended June 30, 2005 as compared to the same periods of 2004.
The decreases in provision for credit losses in the three and six months ended June 30, 2005 as compared to the same periods of 2004 reflect the reduction in the estimate of losses inherent in the portfolio based on the delinquency and principal charge-off trends and the current composition of the portfolio as compared to the same periods of 2004, partially offset by increases in average owned business credit card receivables.
The increase in operating expenses in the three months ended June 30, 2005 as compared to the same period of 2004 was due primarily to $2.1 million of severance and related costs incurred in June 2005 resulting from a reduction in staffing levels. The reduction in staffing was part of productivity and efficiency initiatives implemented in the second quarter of 2005. The increase in operating expenses in the six months ended June 30, 2005 as compared to the same period of 2004 also reflects an increase in the average number of employees in the six months ended June 30, 2005 as compared to the same period of 2004 and an increase in salaries and employee benefits expense related to changes in senior management.

VENTURE CAPITAL
The components of pretax income (loss) for our Venture Capital segment are as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2005	2004	2005	2004

Net interest expense	$(33)	$(86)	$(71)	$(174)
Realized losses	(372)	0	(755)	0
Unrealized gains, net	1,598	0	940	32
Noninterest revenues	30	0	30	0
Operating expenses	(1)	(9)	(1)	(1,016)

Pretax income (loss)	$1,222	$(95)	$143	$(1,158)

As shown in the table above, pretax income (loss) for our Venture Capital segment is comprised primarily of realized and unrealized gains or losses on our venture capital investments, which reflect the market conditions for those investments in each respective period, and operating expenses. The estimated fair value of our venture capital investments was $5.9 million as of June 30, 2005 and $5.3 million as of December 31, 2004. Operating expenses for the six months ended June 30, 2004 included expenses associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004, consisting of $571 thousand of expense relating to lease commitments and $236 thousand of severance costs. Due to the closure of the operational location, we incurred minimal operating expenses in the Venture Capital segment in subsequent periods, including the three and six months ended June 30, 2005.
INTEREST INCOME AND EXPENSE
Interest income increased $5.6 million to $30.8 million for the three months ended June 30, 2005 as compared to the same period of 2004 and increased $14.4 million to $63.0 million for the six months ended June 30, 2005 as compared to the same period of 2004. The increases in interest income were due primarily to increases in average balances of business credit card receivables and investments and increases in average yields earned on our investments, partially offset by decreases in the average yield earned on our business credit card receivables as a result of our competitively-priced offerings and products.
Interest expense increased $2.9 million to $13.7 million for the three months ended June 30, 2005 as compared to the same period of 2004 and increased $3.9 million to $26.3 million for the six months ended June 30, 2005 as compared to the same period of 2004. The increases in interest expense were due primarily to an increase in our average deposits outstanding and increases in the average cost of funds on deposits resulting from the interest rate environment. We expect our average cost of funds on deposits to increase in future periods based on the current market expectations for future interest rates and our anticipated funding needs resulting from expected higher levels of on-balance sheet receivables and assets at Advanta Bank Corp. in 2005. However, this may not result in an increase in our aggregate average cost of funds due to the fluctuation in funding mix and our parent company liquidity position in 2005 that we believe will provide us with the flexibility to manage our debt pricing and maturities. See “Liquidity, Capital Resources and Analysis of Financial Condition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. We expect higher levels of average on-balance sheet receivables and assets for the year ended

December 31, 2005 as compared to 2004 based on results to date, our current growth plans and strategies and securitizations in their amortization periods in 2005.
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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended June 30,
	2005			2004
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$727,253	$23,074	12.73%	$583,581	$19,459	13.41%
Other receivables	9,047	124	5.50	11,073	124	4.51

Total receivables	736,300	23,198	12.64	594,654	19,583	13.25
Investments(2)	556,340	4,085	2.91	438,478	1,378	1.25
Retained interests in securitizations	173,997	3,566	8.20	149,998	4,276	11.40
Interest-earning assets of discontinued operations	9,233	159	6.87	45,629	1,142	10.01

Total interest-earning assets(3)	1,475,870	$31,008	8.41%	1,228,759	$26,379	8.62%
Noninterest-earning assets	454,174			280,109

Total assets	$1,930,044			$1,508,868

Interest-bearing liabilities:
Deposits	$919,543	$7,731	3.37%	$639,793	$4,526	2.85%
Debt	246,990	3,758	6.10	286,473	4,389	6.16
Subordinated debt payable to preferred securities trust	103,093	2,290	8.88	103,093	2,290	8.88
Other borrowings	0	0	0.00	324	1	1.30

Total interest-bearing liabilities(4)	1,269,626	$13,779	4.35%	1,029,683	$11,206	4.37%
Noninterest-bearing liabilities	177,314			118,143

Total liabilities	1,446,940			1,147,826

Stockholders’ equity	483,104			361,042

Total liabilities and stockholders’ equity	$1,930,044			$1,508,868

Net interest spread			4.06%			4.25%
Net interest margin			4.68%			4.97%

(1)	Interest income includes late fees for owned business credit card receivables of $1.4 million for the three months ended June 30, 2005 and 2004.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

	Six Months Ended June 30,
	2005			2004
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$753,071	$47,919	12.83%	$567,617	$36,706	13.00%
Other receivables	9,500	253	5.37	12,481	270	4.36

Total receivables	762,571	48,172	12.74	580,098	36,976	12.82
Investments(2)	536,304	7,273	2.70	468,020	2,797	1.19
Retained interests in securitizations	168,393	7,587	9.01	149,998	8,878	11.84
Interest-earning assets of discontinued operations	11,979	517	8.63	54,338	2,668	9.82

Total interest-earning assets(3)	1,479,247	$63,549	8.64%	1,252,454	$51,319	8.22%
Noninterest-earning assets	366,777			314,715

Total assets	$1,846,024			$1,567,169

Interest-bearing liabilities:
Deposits	$880,879	$14,264	3.27%	$653,032	$9,208	2.84%
Debt	253,648	7,656	6.09	295,161	9,021	6.15
Subordinated debt payable to preferred securities trust	103,093	4,579	8.88	103,093	4,579	8.88
Other borrowings	0	0	0.00	162	1	1.30

Total interest-bearing liabilities(4)	1,237,620	$26,499	4.31%	1,051,448	$22,809	4.36%
Noninterest-bearing liabilities	152,647			161,544

Total liabilities	1,390,267			1,212,992

Stockholders’ equity	455,757			354,177

Total liabilities and stockholders’ equity	$1,864,024			$1,567,169

Net interest spread			4.33%			3.86%
Net interest margin			5.05%			4.58%

(1)	Interest income includes late fees for owned business credit cards receivables of $3.1 million for the six months ended June 30, 2005 and $2.8 million for the six months ended June 30, 2004.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES
For the three months ended June 30, 2005, provision for credit losses on a consolidated basis decreased $1.9 million to $8.6 million as compared to the same period of 2004. For the six months ended June 30, 2005, provision for credit losses on a consolidated basis decreased $1.0 million to $19.0 million as compared to the same period of 2004. The decreases in provision for credit losses in both periods were due primarily to a reduction in the estimate of losses inherent in the portfolio based on delinquency and principal charge-off trends and the current composition of the portfolio that included more high credit quality customers. The impact of the reduction in the estimate of losses on provision for credit losses in both periods was partially offset by increases in average owned business credit card receivables of $144 million in the three months ended June 30, 2005 as compared to the same period of 2004 and $185 million in the six months ended June 30, 2005 as compared to the same period of 2004.
For the three months ended June 30, 2005, the provision for interest and fee losses, which is recorded as a direct reduction to interest and fee income, decreased by $830 thousand to $1.6 million as compared to the same period of 2004. For the six months ended June 30, 2005, the provision for interest and fee losses decreased by $385 thousand to $4.2 million as compared to the same period of 2004. The decreases in both periods were due to a reduction in the estimate of losses inherent in the portfolio based on improved delinquency and charge-off trends and the current composition of the portfolio as compared to the same periods of 2004, partially offset by growth in average owned business credit card receivables.
The allowance for receivable losses on business credit card receivables was $49.0 million as of June 30, 2005, or 5.91% of owned receivables, which was lower as a percentage of owned receivables than the allowance of $49.2 million, or 6.73% of owned receivables, as of December 31, 2004. Owned business credit card receivables increased to $829 million at June 30, 2005 from $730 million at December 31, 2004. The decrease in allowance as a percentage of owned receivables reflects a reduction in the estimate of losses inherent in the portfolio based on delinquency and principal charge-off trends. In addition, refinements and enhancements to our procedures and tools used in the risk management of existing customers have helped to reduce credit risk in the portfolio.
Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, including the potential impact of the recent changes in bankruptcy law, and there may be month-to-month or quarterly variations in losses or delinquencies, we anticipate that the owned and managed net principal charge-off rates for the year ended December 31, 2005 will be lower than those experienced for the year ended December 31, 2004. We base this expectation on the level of delinquent receivables at June 30, 2005 and the current composition of the portfolio that reflects our strategic initiative to selectively attract and retain high credit quality customers.
The following table provides credit quality data as of and for the periods indicated for our owned receivable portfolio including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit cards and other receivables.

	June 30,	December 31,	June 30,
($ in thousands)	2005	2004	2004

CONSOLIDATED – OWNED
Allowance for receivable losses	$50,275	$50,478	$49,331
Receivables 30 days or more delinquent	26,167	28,369	25,605
Receivables 90 days or more delinquent	12,880	13,638	13,421
Nonaccrual receivables	12,286	11,393	10,193
Accruing receivables past due 90 days or more	11,067	12,233	11,677
As a percentage of gross receivables:
Allowance for receivable losses	6.00%	6.81%	8.80%
Receivables 30 days or more delinquent	3.11	3.83	4.57
Receivables 90 days or more delinquent	1.54	1.84	2.39
Nonaccrual receivables	1.47	1.54	1.82
Accruing receivables past due 90 days or more	1.31	1.65	2.08
Net principal charge-offs for the year-to-date period ended June 30 and December 31	$19,026	$39,943	$18,766
Net principal charge-offs for the three months ended June 30 and December 31	8,607	10,729	9,857
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended June 30 and December 31	4.99%	6.26%	6.47%
Net principal charge-offs for the three months ended June 30 and December 31	4.68	5.86	6.63

BUSINESS CREDIT CARDS – OWNED
Allowance for receivable losses	$48,966	$49,190	$47,981
Receivables 30 days or more delinquent	26,085	28,287	25,493
Receivables 90 days or more delinquent	12,798	13,638	13,309
Nonaccrual receivables	12,286	11,393	10,081
Accruing receivables past due 90 days or more	10,985	12,233	11,677
As a percentage of gross receivables:
Allowance for receivable losses	5.91%	6.73%	8.73%
Receivables 30 days or more delinquent	3.15	3.87	4.64
Receivables 90 days or more delinquent	1.54	1.87	2.42
Nonaccrual receivables	1.48	1.56	1.83
Accruing receivables past due 90 days or more	1.33	1.67	2.12
Net principal charge-offs for the year-to-date period ended June 30 and December 31	$19,022	$39,936	$18,767
Net principal charge-offs for the three months ended June 30 and December 31	8,603	10,721	9,854
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended June 30 and December 31	5.05%	6.38%	6.61%
Net principal charge-offs for the three months ended June 30 and December 31	4.73	5.94	6.75

SECURITIZATION INCOME
Advanta Business Cards recognized securitization income as follows:

($ in thousands)	2005	2004

Three months ended June 30	$30,066	$32,627
Six months ended June 30	60,462	65,167

Securitization income decreased $2.6 million for the three months ended June 30, 2005 as compared to the same period of 2004 and decreased $4.7 million for the six months ended June 30, 2005 as compared to the same period of 2004. The decreases in securitization income were due to an increase in the floating interest rates earned by noteholders and a decrease in yields on securitized receivables, partially offset by the positive impact of decreases in the net principal charge-off rates on securitized receivables. The increase in the floating interest rates earned by noteholders resulted from the rising interest rate environment, which we expect may continue based on the current market expectations for future interest rates. The decrease in yields on securitized receivables reflect our competitively-priced offerings and products, including promotional pricing and rewards, designed to selectively attract and retain high credit quality customers and to respond to the competitive environment. The decrease in the net principal charge-off rates are similar to trends experienced in owned business credit card receivables as discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

INCOME STATEMENT MEASURES AND STATISTICS

					Advanta
	Advanta				Business
	Business	GAAP	Securitization		Cards	Managed
($ in thousands)	Cards GAAP	Ratio(2)	Adjustments		Managed	Ratio(2)

Three Months Ended June 30, 2005:
Interest income	$26,640	11.82%	$97,056		$123,696	14.41%
Interest expense	7,884	3.50	24,105		31,989	3.73
Net interest income	18,756	8.32	72,951		91,707	10.68
Noninterest revenues	74,122	32.90	(34,627)		39,495	4.60
Provision for credit losses	8,603	3.82	38,324	(3)	46,927	5.47
Risk-adjusted revenues(1)	84,275	37.40	0		84,275	9.82
Average business credit card interest-earning assets	901,250		2,533,048		3,434,298
Average business credit card receivables	727,253		2,707,045		3,434,298
Net principal charge-offs	8,603	4.73	38,324		46,927	5.47

Three Months Ended June 30, 2004:
Interest income	$23,735	12.94%	$92,046		$115,781	14.86%
Interest expense	8,590	4.68	11,373		19,963	2.56
Net interest income	15,145	8.26	80,673		95,818	12.30
Noninterest revenues	73,115	39.87	(36,033)		37,082	4.76
Provision for credit losses	10,654	5.81	44,640	(3)	55,294	7.10
Risk-adjusted revenues(1)	77,606	42.32	0		77,606	9.96
Average business credit card interest-earning assets	733,579		2,382,887		3,116,466
Average business credit card receivables	583,581		2,532,885		3,116,466
Net principal charge-offs	9,854	6.75	44,640		54,494	6.99

(1)	Risk-adjusted revenues represent net interest income and noninterest revenues, less provision for credit losses.

(2)	Ratios are as a percentage of average business credit card interest-earning assets except net principal charge-off ratios, which are as a percentage of average business credit card receivables.

(3)	Includes the amount by which credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs.

INCOME STATEMENT MEASURES AND STATISTICS

					Advanta
	Advanta				Business
	Business	GAAP	Securitization		Cards	Managed
($ in thousands)	Cards GAAP	Ratio(2)	Adjustments		Managed	Ratio(2)

Six Months Ended June 30, 2005:
Interest income	$55,506	12.05%	$187,798		$243,304	14.39%
Interest expense	16,405	3.56	43,979		60,384	3.57
Net interest income	39,101	8.49	143,819		182,920	10.82
Noninterest revenues	144,987	31.47	(70,225)		74,762	4.42
Provision for credit losses	19,022	4.13	73,594	(3)	92,616	5.48
Risk-adjusted revenues(1)	165,066	35.83	0		165,066	9.76
Average business credit card interest-earning assets	921,464		2,459,936		3,381,400
Average business credit card receivables	753,071		2,628,329		3,381,400
Net principal charge-offs	19,022	5.05	73,594		92,616	5.48

Six Months Ended June 30, 2004:
Interest income	$45,584	12.70%	$185,153		$230,737	14.93%
Interest expense	17,713	4.93	22,707		40,420	2.62
Net interest income	27,871	7.77	162,446		190,317	12.31
Noninterest revenues	143,377	39.96	(71,619)		71,758	4.64
Provision for credit losses	20,067	5.60	90,827	(3)	110,894	7.17
Risk-adjusted revenues(1)	151,181	42.13	0		151,181	9.78
Average business credit card interest-earning assets	717,615		2,374,210		3,091,825
Average business credit card receivables	567,617		2,524,208		3,091,825
Net principal charge-offs	18,767	6.61	90,827		109,594	7.09

(1)	Risk-adjusted revenues represent net interest income and noninterest revenues, less provision for credit losses.
(2)	Ratios are as a percentage of average business credit card interest-earning assets except net principal charge-off ratios, which are as a percentage of average business credit card receivables.
(3)	Includes the amount by which credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs.

BALANCE SHEET MEASURES AND STATISTICS

	Advanta			Advanta
	Business	GAAP	Securitization	Business	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments	Cards Managed	Ratio(1)

As of June 30, 2005
Number of business credit card accounts	822,773		N/A	822,773
Ending business credit card receivables	$828,724		$2,685,504	$3,514,228
Receivables 30 days or more delinquent	26,085	3.15%	100,283	126,368	3.60%
Receivables 90 days or more delinquent	12,798	1.54	49,583	62,381	1.78
Nonaccrual receivables	12,286	1.48	47,612	59,898	1.70
Accruing receivables past due 90 days or more	10,985	1.33	42,500	53,485	1.52

As of December 31, 2004
Number of business credit card accounts	777,943		N/A	777,943
Ending business credit card receivables	$730,483		$2,564,147	$3,294,630
Receivables 30 days or more delinquent	28,287	3.87%	107,546	135,833	4.12%
Receivables 90 days or more delinquent	13,638	1.87	51,770	65,408	1.99
Nonaccrual receivables	11,393	1.56	43,114	54,507	1.65
Accruing receivables past due 90 days or more	12,233	1.67	45,981	58,214	1.77

As of June 30, 2004
Number of business credit card accounts	780,415		N/A	780,415
Ending business credit card receivables	$549,862		$2,546,777	$3,096,639
Receivables 30 days or more delinquent	25,493	4.64%	123,123	148,616	4.80%
Receivables 90 days or more delinquent	13,309	2.42	63,980	77,289	2.50
Nonaccrual receivables	10,081	1.83	48,966	59,047	1.91
Accruing receivables past due 90 days or more	11,677	2.12	56,111	67,788	2.19

(1)	Ratios are as a percentage of ending business credit card receivables.
SERVICING REVENUES
Advanta Business Cards recognized servicing revenue as follows:

($ in thousands)	2005	2004

Three months ended June 30	$12,819	$12,499
Six months ended June 30	25,418	24,632

The increases in servicing revenue in the three and six months ended June 30, 2005 as compared to the same periods of 2004 were due to the increased volume of securitized business credit card receivables.

OTHER REVENUES

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2005	2004	2005	2004

Interchange income	$40,738	$35,513	$76,434	$67,088
Business credit card cash back rewards	(7,198)	(5,933)	(13,242)	(11,684)
Business credit card business rewards	(5,582)	(4,295)	(10,333)	(7,765)
Balance transfer fees	1,616	962	2,645	2,389
Investment securities gains, net	1,225	0	185	49
Earnings on investment in Fleet Credit Card Services, L.P.	1,033	400	1,033	1,000
Cash usage fees	787	805	1,658	1,568
Other business credit card fees	651	688	1,442	1,291
Other, net	1,149	639	2,410	1,597

Total other revenues, net	$34,419	$28,779	$62,232	$55,533

Interchange income includes interchange fees on both owned and securitized business credit cards. The increases in interchange income in the three and six months ended June 30, 2005 as compared to the same periods of 2004 were due primarily to higher transaction volume. The increase in the six months ended June 30, 2005 also includes the impact of increased interchange rates established by MasterCard®* in April 2004. The average interchange rate was 2.2% in the three-month periods ended June 30, 2004 and 2005 and 2.2% in the six-month period ended June 30, 2005 as compared to 2.1% in the same period of 2004.
The increases in business credit card cash back rewards and business rewards in the three and six months ended June 30, 2005 as compared to the same periods of 2004 were due primarily to higher transaction volume. Each period includes changes in estimates of costs of future reward redemptions. Estimates increased by $1.1 million in the three months ended June 30, 2005 as compared to an increase of $900 thousand in the three months ended June 30, 2004, and increased $1.7 million in the six months ended June 30, 2005 as compared to an increase of $1.4 million in the six months ended June 30, 2004. See Note 7 to the consolidated financial statements for further discussion of the changes in estimates.
The increases in balance transfer fees in the three and six months ended June 30, 2005 as compared to the same periods of 2004 were due primarily to an increase in average owned business credit card receivables, partially offset by the impact of an increase in life of balance promotional offers that generally do not have a transaction fee but carry a higher interest rate than offers with an initial transaction fee.
Investment securities gains, net, primarily represent changes in valuations of venture capital investments reflecting the market conditions for our investments in each respective period.

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
GAIN ON TRANSFER OF CONSUMER CREDIT CARD BUSINESS
On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet, which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in February 2005. The overall impact of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, was a pretax gain of $67.7 million, tax expense of $5.6 million and an increase in additional paid-in capital of $6.0 million in the six months ended June 30, 2005. See “Income Taxes” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the income tax impact of our May 28, 2004 agreement with Bank of America.
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2005	2004	2005	2004

Salaries and employee benefits	$26,301	$23,276	$52,155	$45,707
Amortization of deferred origination costs, net	9,940	8,796	17,887	18,133
External processing	5,483	5,137	10,631	10,356
Marketing	5,157	6,209	12,097	9,470
Professional fees	2,853	3,675	6,502	7,923
Equipment	2,697	2,738	5,513	5,726
Occupancy	2,007	1,996	3,884	4,577
Credit	1,408	1,481	2,681	3,072
Travel and entertainment	871	956	2,299	1,709
Other	5,534	5,632	11,222	11,417

Total operating expenses	$62,251	$59,896	$124,871	$118,090

Salaries and employee benefits increased for the three months ended June 30, 2005 as compared to the same period of 2004 due primarily to $2.1 million of severance and related costs incurred in June 2005 resulting from a reduction in staffing levels. The reduction in staffing was part of productivity and efficiency initiatives implemented in the second quarter of 2005. Salaries and employee benefits also increased for the six months ended June 30, 2005 as compared to the same period of 2004 due to the higher average number of employees in the six months ended June 30, 2005 as compared to the same period of 2004. Salaries and employee benefits for the six months ended June 30, 2005 include $2.9 million of expense associated with a separation agreement with a former executive, as compared to $1.6 million of expense associated with executive compensation incurred in connection with changes in senior management and Venture Capital segment severance costs in the six months ended June 30, 2004.
Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over the privilege period of one year. Amortization of deferred origination costs, net, increased in the three months ended June 30, 2005 as compared to the same period of 2004 and decreased in the six months ended June 30, 2005 as compared to the same period of 2004 due primarily to the number and timing of new account originations in prior periods.
Marketing expense decreased in the three months ended June 30, 2005 as compared to the same period of 2004 due primarily to higher costs in 2004 related to our development of alliances with other organizations serving segments of the small business market, partially offset by an increase in costs in 2005 associated with sponsorship activities relating to cultural events. Marketing expense increased in the six months ended June 30, 2005 as compared to the same period of 2004 due primarily to costs associated with sponsorship activities relating to cultural events and the development of programs to originate new customers. Partially offsetting this increase, were higher costs in 2004 related to our development of alliances with other organizations serving segments of the small business market and amortization expense on marketing rights related to certain of these alliances as compared to the same period of 2005.
Professional fees decreased in the three and six months ended June 30, 2005 as compared to the same periods of 2004 due primarily to decreases in the use of external consultants for initiatives to originate and retain relationships with high credit quality customers and a decrease in expenses incurred for other corporate matters.
Occupancy expense in the six months ended June 30, 2004 includes approximately $571 thousand of expense relating to lease commitments associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004.
Travel and entertainment expense increased in the six months ended June 30, 2005 as compared to the same period of 2004 due to increased costs associated with sponsorship activities relating to cultural events.
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

INCOME TAXES
Income tax expense on income from continuing operations was as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2005	2004	2005	2004

Income tax expense	$9,195	$7,071	$21,542	$13,234
Effective tax rate	39.0%	39.5%	19.8%	39.5%

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. Excluding the impact of the Bank of America agreement and reevaluation of the valuation allowance discussed below, our effective tax rate would have been 39% for the six months ended June 30, 2005. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the six months ended June 30, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the six months ended June 30, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of June 30, 2005, the cumulative gain on transfer of consumer credit card business for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
Net operating loss carryforwards of $33.1 million at June 30, 2005 are scheduled to expire in the year ending December 31, 2021. Capital loss carryforwards at June 30, 2005 of $4.0 million are scheduled to expire in the year ending December 31, 2009 and $1.6 million are scheduled to expire in the year ending December 31, 2010. Alternative minimum tax credit carryforwards do not expire.
DISCONTINUED OPERATIONS
In the three months ended June 30, 2005, we recorded a $4.5 million pretax gain representing a change in estimate of future costs of mortgage business-related contingent liabilities. The most significant components of the change in estimate were expected recoveries from insurance reimbursements for legal expenses incurred during either past or on-going litigation, partially offset by increased litigation reserves and reserves for legal costs, based on recent developments in litigation. In the same period of 2004, we recorded a $2.8 million pretax loss on discontinuance of the mortgage business representing an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to the 2004 litigation with Chase and disputes related to one of our former mortgage programs.
In the three months ended June 30, 2005, we recorded a pretax gain of $2.0 million representing a change in estimated leasing operating results of the leasing segment over the remaining life of the lease portfolio. The change in estimate was based on recent performance trends and the largest components were favorable credit performance and sales tax assessments, partially offset by a reduction in our estimated realization rate on equipment residuals. In the same period of 2004, we adjusted our estimate of operating results of the leasing segment over the remaining life of the lease portfolio and recorded a $3.0 million pretax gain on leasing discontinuance. The increase in estimated operating results in 2004 was principally associated with favorable performance in revenues and an insurance settlement, partially offset by increased operating expenses due to a lengthening of the anticipated timeframe over which we expect to incur certain operating expenses related to the lease portfolio.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At June 30, 2005, off-balance sheet securitized receivables represented 59% of our funding. These transactions enable us to limit our credit risk in the securitized receivables to the amount of our retained interests in securitizations. We had $175.2 million of retained interests in securitizations at June 30, 2005 and $162.5 million at December 31, 2004.
The following table summarizes business credit card securitization data including income and cash flows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2005	2004	2005	2004

Average securitized receivables	$2,707,045	$2,532,885	$2,628,329	$2,524,208
Securitization income	30,066	32,627	60,462	65,167
Discount accretion	3,566	4,276	7,587	8,878
Interchange income	32,390	28,801	59,721	54,745
Servicing revenues	12,819	12,499	25,418	24,632
Proceeds from new securitizations	390,675	0	390,675	90,000
Proceeds from collections reinvested in revolving-period securitizations	1,368,525	1,633,689	3,040,170	3,257,245
Cash flows received on retained interests	80,563	68,208	140,729	134,890

See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004.
When a securitization is in its revolving period, principal collections on securitized receivables allocated to that securitization are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a securitization starts its amortization period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables during an amortization period of a securitization, we need to replace that amount of funding. Our $300 million Series 2002-A securitization started its scheduled amortization period on March 31, 2005 and the noteholders were paid in full during the second quarter of 2005. Our $300 million Series 2003-C securitization ended its revolving period on May 31, 2005. Our $400 million Series 2000-C securitization ended its revolving period on July 31, 2005 and our $400 million Series 2003-A securitization is expected to end its revolving period in the fourth quarter of 2005. The level of investment-grade notes outstanding at June 30, 2005, issued as part of the AdvantaSeries de-linked securitization structure, and our ability to issue and hold additional AdvantaSeries non-investment grade notes, provides additional capacity for future securitization issuances in excess of $1.5 billion. The de-linked structure provides flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions. We expect to replace the funding of securitizations amortizing in 2005 through additional securitizations with similar conditions as our existing securitizations and expect that the new securitizations will have terms, including interest rate spreads, consistent with the improvements experienced in our recent 2005 securitizations discussed below.
Balances of accounts receivable from securitizations and amounts due to the securitization trust at June 30, 2005 have increased as compared to December 31, 2004, primarily as a result of principal collections of receivables allocated to the Series 2003-C securitization during its amortization period. The increases in these assets were primarily funded through an increase in deposits.
In the six months ended June 30, 2005, we completed additional business credit card securitizations using the de-linked structure. The revolving periods for those securitizations extend to the following dates:

	Noteholder Principal
	Balance at	Scheduled End of
($ in thousands)	June 30, 2005	Revolving Period

AdvantaSeries Class B 2005-B1	$100,000	June 30, 2009
AdvantaSeries Class A 2005-A1	250,000	August 31, 2007
AdvantaSeries Class D 2005-D1	20,000	September 30, 2007

In July 2005, we completed a $225 million public business credit card securitization, AdvantaSeries Class A 2005-A2, using the de-linked structure.
The interest rate spreads on the securities issued in the transactions completed in the six months ended June 30, 2005 and in July 2005 were lower than the spreads on similarly-rated securities in our prior securitizations due to the asset quality performance of our business credit card portfolio and market demand for these securities.
We have a $200 million committed commercial paper conduit facility that provides off-balance sheet funding, $50 million of which was used at June 30, 2005. Upon the expiration of this facility in June 2006, management expects to obtain the appropriate level of replacement funding under similar terms and conditions.
In June 2003, the FASB issued an exposure draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets – An Amendment of FASB Statement No. 140.” The changes and clarifications in the proposed statement would prevent derecognition by transferors that may continue to retain effective control of transferred assets by providing financial support other than a subordinated retained interest or making decisions about beneficial interests. The changes would also help to ensure that variable interest entities will not qualify for the qualifying special-purpose entity exception to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51”, as revised, if any party involved is in a position to enhance or protect the value of its own subordinated interest by providing financial support for or making decisions about reissuing beneficial interests. For public entities, this proposed statement would apply prospectively to transfers of assets occurring after the beginning of the first interim period after the issuance of the final statement. In July 2005, the FASB announced plans to issue a revised exposure draft in August 2005 and a final statement in the first quarter of 2006. Management will evaluate any potential impact of this revised proposed statement when it is available.
MARKET RISK SENSITIVITY
We measure our interest rate risk using a rising rate scenario and a declining rate scenario. We estimate net interest income using a third party software model that uses standard income modeling techniques. We measure the effect of interest rate risk on our managed net interest income, which includes net interest income on owned assets and net interest income on securitized receivables. The measurement of managed net interest income in addition to net interest income on owned assets is meaningful because our securitization income fluctuates with yields on securitized receivables and interest rates earned by securitization noteholders. Both increasing and decreasing rate scenarios assume an instantaneous shift in rates and measure the corresponding change in expected net interest income as compared to a base case scenario based on the composition of our balance sheet as of the date of the analysis. We estimated that our net interest income would change as follows over a twelve-month period:

	June 30,	December 31,
	2005	2004

Estimated percentage increase (decrease) in owned net interest income:
Assuming 200 basis point increase in interest rates	14%	12%
Assuming 200 basis point decrease in interest rates	(9)%	(4)%

Estimated percentage increase (decrease) in securitized net interest income:
Assuming 200 basis point increase in interest rates	(8)%	(6)%
Assuming 200 basis point decrease in interest rates	15%	14%

Estimated percentage increase (decrease) in managed net interest income:
Assuming 200 basis point increase in interest rates	(2)%	(1)%
Assuming 200 basis point decrease in interest rates	8%	9%

Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario. Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the cardholder pays their balance in full each month. Changes in the composition of our balance sheet and the interest rate environment have also impacted the results of the net interest income sensitivity analyses as of June 30, 2005 as compared to the results as of December 31, 2004.

The above estimates of net interest income sensitivity alone do not provide a comprehensive view of our exposure to interest rate risk and are not necessarily indicative of potential changes in our owned and managed net interest income. Additional factors such as changes in the portfolio and customer behavior also affect owned and managed net interest income. The quantitative risk information is limited by the parameters and assumptions utilized in generating the results. These analyses are useful only when viewed within the context of the parameters and assumptions used. The above rate scenarios do not reflect management’s expectation regarding the future direction of interest rates, and they depict only two possibilities out of a large set of possible scenarios.
LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION
Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.’s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to a diversity of funding sources as described below, and had a high level of liquidity at June 30, 2005. At June 30, 2005, we had $30.8 million of cash, $314.2 million of federal funds sold and $464.1 million of receivables held for sale. We also have investments available for sale that could be sold to generate additional liquidity.
Components of funding were as follows:

	June 30, 2005		December 31, 2004
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$2,574,076	59%	$2,462,220	61%
Deposits	976,131	22	825,273	20
Debt	241,279	6	265,759	7
Subordinated debt payable to preferred securities trust	103,093	2	103,093	2
Equity	496,267	11	392,194	10

Total	$4,390,846	100%	$4,048,539	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.
As shown above in the components of funding table, off-balance sheet securitizations provide a significant portion of our funding and are one of our primary sources of liquidity. See “Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of off-balance sheet securitizations and their impact on our liquidity, capital resources and financial condition.
In February 2005, we received $63.8 million in connection with our May 28, 2004 agreement with Bank of America. We are using the $63.8 million of cash for general corporate purposes and to enable us to have lower debt levels than would otherwise be the case. See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
We continue to offer unsecured debt securities of Advanta Corp., in the form of RediReserve Variable Rate Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer frequently, depending on market conditions and our funding needs. In the six months ended June 30, 2005, we continued to reduce originations of retail notes due to our liquidity position and, as a result, the balance of RediReserve Certificates and Investment Notes outstanding decreased by $24.5 million from $265.8 million at December 31, 2004 to $241.3 million at June 30, 2005.
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
Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and funds our business credit cards and is the servicer of our discontinued leasing business. Advanta Bank Corp. paid a dividend to Advanta Corp. of $25 million in March 2005. At June 30, 2005, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 21.68% as compared to 26.07% at December 31, 2004. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to various assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements may be identified by the use of forward-looking phrases such as “is anticipated,” “are expected to,” “estimate,” “intends to,” “believe,” “will likely result,” “projected,” “may” or other similar words or phrases. The most significant among these risks and uncertainties are:
(1)	our managed net interest income including changes resulting from fluctuations in the volume of receivables and the range and timing of pricing offers to cardholders;

(2)	competitive pressures, including product development and pricing, among financial institutions;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic conditions that affect the level of new account originations, customer spending, delinquencies and charge-offs;

(4)	factors affecting fluctuations in the number of accounts or receivable balances including the retention of cardholders after promotional pricing periods have expired;

(5)	interest rate fluctuations;

(6)	the level of expenses;

(7)	the timing of the securitization of our receivables;

(8)	factors affecting the value of investments that we hold;

(9)	the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, and examinations;

(10)	effect of, and changes in, tax laws, rates, regulations and policies;

(11)	effect of legal and regulatory developments, including changes in bankruptcy laws and regulations and the ultimate resolution of industry-related judicial proceedings relating to the legality of certain interchange rates;

(12)	relationships with customers, significant vendors and business partners;

(13)	difficulties or delays in the development, production, testing and marketing of products or services, including the ability and cost to obtain intellectual property rights or a failure to implement new products or services when anticipated;

(14)	the amount and cost of financing available to us;

(15)	the ratings on our debt and the debt of our subsidiaries;

(16)	revisions to estimates associated with the discontinuance of our mortgage and leasing businesses;

(17)	The effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles;

(18)	the impact of litigation, including judgments, settlements and actual or anticipated insurance recoveries for costs or judgments;

(19)	the proper design and operation of our disclosure controls and procedures; and

(20)	the ability to attract and retain key personnel.
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
An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The legal proceedings and claims described under the heading captioned “Commitments and Contingencies” in Note 8 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Advanta Corp. held its Annual Meeting of Stockholders on June 15, 2005 (the “Annual Meeting”).

(b)	Not required.

(c)	The following proposals were submitted to a vote of stockholders.

The election of two directors to hold office until the 2008 Annual Meeting of Stockholders.

NOMINEES	VOTES FOR	VOTES WITHHELD
Max Botel	8,169,389	477,336
Ronald Lubner	8,170,390	476,335
The proposal to ratify the appointment by the Board of Directors of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
8,606,347	39,861	517	0
(d) Not required.
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
Advanta Corp.
  (Registrant)

By	/s/ Philip M. Browne

Senior Vice President and
Chief Financial Officer
August 5, 2005

By	/s/ David B. Weinstock

Vice President and
Chief Accounting Officer
August 5, 2005

     EXHIBIT INDEX

Manner of
Exhibit	Description	Filing
12	Computation of Ratio of Earnings to Fixed Charges	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

* Filed electronically herewith.