Form 10-Q
period 2005-09-30
ADVANTA CORP
filed 2005-11-08
CIK 96638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐
     Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock, $.01 par value	Outstanding at November 1, 2005 9,606,862 shares

Class B Common Stock, $.01 par value	Outstanding at November 1, 2005 18,733,183 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share amounts)	2005	2004

ASSETS
Cash	$37,927	$35,565
Federal funds sold	302,284	298,677
Restricted interest-bearing deposits	1,461	2,946
Investments available for sale	242,201	184,240
Receivables, net:
Held for sale	444,275	377,158
Other	360,138	328,872

Total receivables, net	804,413	706,030
Accounts receivable from securitizations	633,038	244,362
Premises and equipment, net	14,902	17,958
Other assets	183,483	203,146

Total assets	$2,219,709	$1,692,924

LIABILITIES
Deposits	$1,134,846	$825,273
Debt	229,158	265,759
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	252,117	106,605

Total liabilities	1,719,214	1,300,730

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding — 1,010 shares in 2005 and 2004	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 10,041,017 shares in 2005 and 2004	100	100
Class B non-voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 21,854,017 shares in 2005 and 21,537,061 shares in 2004	218	215
Additional paid-in capital	274,761	258,223
Unearned restricted stock	(2,614)	(9,460)
Unearned ESOP shares	(9,699)	(9,930)
Accumulated other comprehensive loss	(610)	(261)
Retained earnings	286,476	201,772
Treasury stock at cost, 434,155 Class A common shares in 2005 and 2004; 3,162,019 Class B common shares in 2005 and 3,186,647 Class B common shares in 2004	(49,147)	(49,475)

Total stockholders’ equity	500,495	392,194

Total liabilities and stockholders’ equity	$2,219,709	$1,692,924

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2005	2004	2005	2004

Interest income:
Receivables	$26,663	$21,915	$74,835	$58,891
Investments	5,003	1,796	12,268	4,587
Other interest income	3,627	4,139	11,214	13,017

Total interest income	35,293	27,850	98,317	76,495
Interest expense:
Deposits	9,342	4,791	23,480	13,626
Debt and other borrowings	3,670	4,159	11,256	13,122
Subordinated debt payable to preferred securities trust	2,289	2,289	6,868	6,868

Total interest expense	15,301	11,239	41,604	33,616

Net interest income	19,992	16,611	56,713	42,879
Provision for credit losses	11,232	11,658	30,279	31,663

Net interest income after provision for credit losses	8,760	4,953	26,434	11,216
Noninterest revenues:
Securitization income	31,797	31,410	92,259	96,577
Servicing revenues	12,785	12,382	38,203	37,014
Gain on transfer of consumer credit card business (See Note 12)	0	0	67,679	0
Other revenues, net	31,857	26,867	94,089	82,400

Total noninterest revenues	76,439	70,659	292,230	215,991

Operating expenses	58,715	58,091	183,586	176,181

Income before income taxes	26,484	17,521	135,078	51,026
Income tax expense	10,329	6,921	31,871	20,155

Income from continuing operations	16,155	10,600	103,207	30,871
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	(12,299)	0	(8,334)	160

Net income	$3,856	$10,600	$94,873	$31,031

Basic income from continuing operations per common share
Class A	$0.58	$0.40	$3.88	$1.18
Class B	0.61	0.43	3.97	1.26
Combined	0.60	0.42	3.94	1.24

Diluted income from continuing operations per common share
Class A	$0.54	$0.37	$3.55	$1.10
Class B	0.56	0.38	3.58	1.14
Combined	0.55	0.38	3.57	1.13

Basic net income per common share
Class A	$0.12	$0.40	$3.56	$1.19
Class B	0.15	0.43	3.65	1.27
Combined	0.14	0.42	3.62	1.24

Diluted net income per common share
Class A	$0.12	$0.37	$3.26	$1.11
Class B	0.14	0.38	3.29	1.15
Combined	0.13	0.38	3.28	1.13

Basic weighted average common shares outstanding
Class A	8,829	8,803	8,821	8,794
Class B	17,901	16,479	17,350	16,088
Combined	26,730	25,282	26,171	24,882

Diluted weighted average common shares outstanding
Class A	8,829	8,803	8,821	8,794
Class B	20,409	19,303	20,033	18,468
Combined	29,238	28,106	28,854	27,262

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A		Class B	Additional
	Comprehensive	Preferred	Class A	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Common Stock	Stock	Capital

Balance at December 31, 2003		$1,010	$100	$206	$245,295

Net income	$44,741
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $175	(324)

Comprehensive income	$44,417

Preferred and common cash dividends declared
Exercise of stock options				8	8,489
Modification of stock options					196
Stock option exchange program stock distribution
Stock-based nonemployee compensation expense					482
Issuance of restricted stock				3	5,427
Amortization of restricted stock
Forfeitures of restricted stock				(2)	(1,887)
ESOP shares committed to be released					221

Balance at December 31, 2004		$1,010	$100	$215	$258,223

Net income	$94,873
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $188	(349)

Comprehensive income	$94,524

Preferred and common cash dividends declared
Exercise of stock options				5	5,174
Stock option exchange program stock distribution
Stock-based nonemployee compensation expense					186
Tax benefits from stock-based compensation and ESOP					12,384
Issuance of restricted stock					196
Amortization of restricted stock
Forfeitures of restricted stock				(2)	(1,806)
ESOP shares committed to be released					404

Balance at September 30, 2005		$1,010	$100	$218	$274,761

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) — continued

	Unearned	Accumulated
	Restricted Stock	Other			Total
	& Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2003	$(23,629)	$63	$167,783	$(49,621)	$341,207

Net income			44,741		44,741
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $175		(324)			(324)
Comprehensive income
Preferred and common cash dividends declared			(10,752)		(10,752)
Exercise of stock options					8,497
Modification of stock options					196
Stock option exchange program stock distribution				146	146
Stock-based nonemployee compensation expense					482
Issuance of restricted stock	(5,430)				0
Amortization of restricted stock	7,740				7,740
Forfeitures of restricted stock	1,473				(416)
ESOP shares committed to be released	456				677

Balance at December 31, 2004	$(19,390)	$(261)	$201,772	$(49,475)	$392,194

Net income			94,873		94,873
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $188		(349)			(349)
Comprehensive income
Preferred and common cash dividends declared			(10,169)		(10,169)
Exercise of stock options					5,179
Stock option exchange program stock distribution				328	328
Stock-based nonemployee compensation expense					186
Tax benefits from stock-based compensation and ESOP					12,384
Issuance of restricted stock	(196)				0
Amortization of restricted stock	6,147				6,147
Forfeitures of restricted stock	894				(914)
ESOP shares committed to be released	232				636

Balance at September 30, 2005	$(12,313)	$(610)	$286,476	$(49,147)	$500,495

     See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
($ in thousands)	September 30,
	2005	2004

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income	$94,873	$31,031
Adjustments to reconcile net income to net cash used in operating activities:
Loss (gain), net, on discontinuance of mortgage and leasing businesses, net of tax	8,334	(160)
Investment securities (gains) losses, net	(76)	2,008
Depreciation and amortization	5,538	7,382
Stock-based compensation expense	5,419	7,033
Provision for credit losses	30,279	31,663
Provision for interest and fee losses	6,660	7,044
Change in deferred origination costs, net of deferred fees	(8,905)	7,041
Change in receivables held for sale	(849,398)	(256,606)
Proceeds from sale of receivables held for sale	782,281	95,361
Change in accounts receivable from securitizations	(388,676)	13,790
Change in other assets and other liabilities	150,693	(49,019)

Net cash used in operating activities	(162,978)	(103,432)

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	(2,122)	121,146
Purchase of investments available for sale	(329,945)	(483,670)
Proceeds from sales of investments available for sale	199,342	485,781
Proceeds from maturing investments available for sale	72,181	4,481
Change in receivables not held for sale	(59,300)	(60,893)
Purchases of premises and equipment, net	(2,429)	(4,063)

Net cash (used in) provided by investing activities	(122,273)	62,782

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Change in demand and savings deposits	7,449	(3,269)
Proceeds from time deposits	449,210	394,431
Payments on time deposits	(162,198)	(360,818)
Proceeds from debt	19,050	21,127
Payments on debt	(56,512)	(69,577)
Change in other borrowings and cash overdraft	13,438	19,753
Proceeds from exercise of stock options	5,179	7,638
Cash dividends paid	(10,169)	(7,830)

Net cash provided by financing activities	265,447	1,455

DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	22,166	45,287

Net increase in cash	2,362	6,092
Cash at beginning of period	35,565	26,941

Cash at end of period	$37,927	$33,033

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)
September 30, 2005
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Stock-based employee compensation expense for stock option plans, net of related tax effects
As reported	$0	$0	$0	$196
Pro forma	516	575	1,933	1,784

Net income
As reported	$3,856	$10,600	$94,873	$31,031
Pro forma	3,340	10,025	92,940	29,443

Basic net income per common share
As reported
Class A	$0.12	$0.40	$3.56	$1.19
Class B	0.15	0.43	3.65	1.27
Combined	0.14	0.42	3.62	1.24
Pro forma
Class A	$0.11	$0.38	$3.49	$1.12
Class B	0.13	0.41	3.58	1.21
Combined	0.12	0.40	3.55	1.18

Diluted net income per common share
As reported
Class A	$0.12	$0.37	$3.26	$1.11
Class B	0.14	0.38	3.29	1.15
Combined	0.13	0.38	3.28	1.13
Pro forma
Class A	$0.11	$0.35	$3.19	$1.05
Class B	0.12	0.36	3.23	1.10
Combined	0.11	0.36	3.22	1.08

Note 2) Recently Issued Accounting Standards
In August 2005, the Financial Accounting Standards Board (“FASB”) issued a revised exposure draft, “Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140.” The statement provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. Generally, the proposed amendment, along with two additional concurrently proposed amendments to FASB Statement No. 140, would be effective at the earlier of fiscal years beginning after December 15, 2005 or fiscal years that begin during the quarter when the final statement is issued. Management is currently evaluating the potential impact of the proposed statements.
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123R”) which, when effective, replaces SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. Upon implementation, entities are no longer able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities are required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. This statement is effective for Advanta as of January 1, 2006 and will increase our operating expenses. Compensation expense calculated in accordance with SFAS No. 123R in future periods may differ from the pro forma amounts disclosed in Note 1 for the three and nine months ended September 30, 2005 and 2004. The amount of compensation expense will vary depending on the number of options granted in future periods, the market value of our common stock and changes in other variables impacting stock option valuation estimates. In addition, upon adoption of SFAS No. 123R, we may choose to use a different valuation model to estimate stock option fair value. Accordingly, we have not yet quantified the impact that the adoption of this statement will have on our results of operations.
Note 3) Investments Available for Sale
Investments available for sale consisted of the following:

	September 30, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Treasury and government agencies securities	$49,762	$49,008	$69,402	$68,917
State and municipal securities	4,521	4,516	3,329	3,370
Corporate bonds	11,634	11,557	12,308	12,259
Asset-backed securities(1)	29,786	29,715	4,358	4,398
Equity securities(2)	13,850	13,818	14,626	14,677
Money market funds	133,481	133,481	80,509	80,509
Other	106	106	110	110

Total investments available for sale	$243,140	$242,201	$184,642	$184,240

(1)	Includes mortgage-backed securities.

(2)	Includes venture capital investments of $4.6 million at September 30, 2005 and $5.3 million at December 31, 2004. The amount shown as amortized cost for venture capital investments represents estimated fair value for these investments.
Note 4) Receivables
Receivables on the balance sheet, including those held for sale, consisted of the following:

	September 30,	December 31,
	2005	2004

Business credit card receivables	$822,821	$730,483
Other receivables	8,574	10,280

Gross receivables	831,395	740,763

Add: Deferred origination costs, net of deferred fees	24,650	15,745
Less: Allowance for receivable losses
Business credit cards	(50,365)	(49,190)
Other receivables	(1,267)	(1,288)

Total allowance for receivable losses	(51,632)	(50,478)

Receivables, net	$804,413	$706,030

Note 5) Allowance for Receivable Losses
The following table presents activity in the allowance for receivable losses for the nine months ended September 30:

	2005	2004

Beginning balance at January 1	$50,478	$48,454
Provision for credit losses	30,279	31,663
Provision for interest and fee losses	6,660	7,044
Gross principal charge-offs:
Business credit cards	(31,394)	(31,448)
Other receivables	(4)	(3)

Total gross principal charge-offs	(31,398)	(31,451)

Principal recoveries:
Business credit cards	2,297	2,233
Other receivables	0	4

Total principal recoveries	2,297	2,237

Net principal charge-offs	(29,101)	(29,214)

Interest and fee charge-offs:
Business credit cards	(6,684)	(7,510)

Balance at September 30	$51,632	$50,437

Note 6) Securitization Activities
Accounts receivable from securitizations consisted of the following:

	September 30,	December 31,
	2005	2004

Retained interests in securitizations	$162,329	$162,473
Amounts due from the securitization trust	418,077	31,075
Accrued interest and fees on securitized receivables, net(1)	52,632	50,814

Total accounts receivable from securitizations	$633,038	$244,362

(1)	Reduced by an estimate for uncollectible interest and fees of $8.0 million at September 30, 2005 and $9.2 million at December 31, 2004.
The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Average securitized receivables	$2,751,024	$2,513,053	$2,669,677	$2,520,462
Securitization income	31,797	31,410	92,259	96,577
Discount accretion	3,627	4,139	11,214	13,017
Interchange income	33,197	28,613	92,918	83,358
Servicing revenues	12,785	12,382	38,203	37,014
Proceeds from new securitizations	391,606	0	782,281	90,000
Proceeds from collections reinvested in revolving-period securitizations	1,339,654	1,594,478	4,379,824	4,851,723
Cash flows received on retained interests	82,140	68,397	222,869	203,287

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Key assumptions:
Discount rate	8.22% - 9.48%	10.33% - 13.13%	8.22% - 11.27%	10.33% - 14.33%
Monthly payment rate	22.29% - 25.00%	20.67% - 22.55%	21.77% - 25.00%	20.63% - 22.55%
Loss rate	5.15% - 6.21%	6.30% - 7.37%	5.15% - 6.79%	6.30% - 8.47%
Interest yield, net of interest earned by noteholders	10.42% - 10.91%	12.19% - 12.36%	10.42% - 11.28%	12.19% - 13.84%

There were no purchases of delinquent accounts from the securitization trust during the three or nine months ended September 30, 2005 or 2004.
We used the following assumptions in measuring the fair value of retained interests in securitizations at September 30, 2005 and December 31, 2004. The assumptions listed represent weighted averages of assumptions used for each securitization. The retained interest-only strip valuation includes cash flow projections over the three month weighted average life of existing receivables at September 30, 2005 and December 31, 2004.

	September 30,	December 31,
	2005	2004

Discount rate	8.22% - 9.38%	9.79% - 11.27%
Monthly payment rate	23.13% - 25.00%	21.77% - 22.65%
Loss rate	5.15% - 5.92%	5.90% - 6.79%
Interest yield, net of interest earned by noteholders	10.42%	11.28%

In addition to the assumptions identified above, management also considered qualitative factors such as the potential volatility of the current market for similar instruments and the impact of the current economic environment on the performance of the receivables sold in assessing the fair value of retained interests in securitizations. At September 30, 2005, qualitative factors considered in the valuation included the potential impact on the loss rate assumption of the recent increase in the number of customers filing for bankruptcy protection and the recent hurricanes. The qualitative factors included an additional stress above the midpoint of the loss rate assumption described in the table above of approximately 12.5%.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at September 30, 2005.

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(2,371)
Discount rate increased by 4%	(4,644)
Monthly payment rate at 115% of base assumption	(1,778)
Monthly payment rate at 130% of base assumption	(3,097)
Loss rate at 110% of base assumption	(2,897)
Loss rate at 125% of base assumption	(7,241)
Interest yield, net of interest earned by noteholders, decreased by 1%	(5,624)
Interest yield, net of interest earned by noteholders, decreased by 2%	(11,249)
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

	September 30,	December 31,	September 30,
	2005	2004	2004

Owned business credit card receivables	$822,821	$730,483	$709,991
Securitized business credit card receivables	2,781,397	2,564,147	2,511,030

Total managed receivables	$3,604,218	$3,294,630	$3,221,021

Receivables 30 days or more delinquent:
Owned	$27,324	$28,287	$29,552
Securitized	100,650	107,546	112,674
Total managed	127,974	135,833	142,226
Receivables 90 days or more delinquent:
Owned	12,479	13,638	14,305
Securitized	45,387	51,770	54,354
Total managed	57,866	65,408	68,659
Nonaccrual receivables:
Owned	13,006	11,393	11,342
Securitized	48,674	43,114	43,531
Total managed	61,680	54,507	54,873
Accruing receivables past due 90 days or more:
Owned	10,291	12,233	12,774
Securitized	37,339	45,981	48,122
Total managed	47,630	58,214	60,896
Net principal charge-offs for the year-to-date period ended September 30 and December 31:
Owned	29,097	39,936	29,215
Securitized	109,467	170,024	131,567
Total managed	138,564	209,960	160,782
Net principal charge-offs for the three months ended September 30 and December 31:
Owned	10,075	10,721	10,448
Securitized	35,873	38,457	40,740
Total managed	45,948	49,178	51,188

Note 7) Selected Balance Sheet Information
Other assets consisted of the following:

	September 30,	December 31,
	2005	2004

Net deferred tax asset	$73,100	$70,260
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Investment in preferred securities trust	3,163	3,093
Intangible assets	3,044	3,360
Assets of discontinued operations, net	0	11,695
Other	72,081	82,643

Total other assets	$183,483	$203,146

Other liabilities consisted of the following:

	September 30,	December 31,
	2005	2004

Amounts due to the securitization trust	$109,338	$4,493
Accounts payable and accrued expenses	25,519	33,091
Business credit card business rewards liability	19,850	16,872
Business credit card cash back rewards liability	3,905	2,817
Current income tax payable	20,851	16,068
Accrued interest payable	19,008	3,310
Liabilities of discontinued operations, net	304	0
Other(1)	53,342	29,954

Total other liabilities	$252,117	$106,605

(1)	Includes $17 million of amounts payable related to litigation. See Note 9.
Eligible cardholders earn cash back rewards or business rewards based on net purchases charged on their business credit card account. We estimate the costs of future reward redemptions and record a liability at the time cash back rewards or business rewards are earned by the cardholder. In each reporting period, we evaluate our estimates of the percentage of earned rewards that cardholders will ultimately redeem and the costs of business rewards and adjust our estimate, if needed, based on historical experience, consideration of changes in portfolio composition and changes in the rewards programs. The following table shows the impact of changes in the estimated percentage of earned rewards that cardholders will ultimately redeem and other changes in estimated costs of future period rewards redemptions, if applicable.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Decrease in other revenues	$0	$0	$(1,700)	$(1,400)
Decrease in net income	0	0	(1,037)	(850)
Amount per combined diluted share	$0	$0	$(0.04)	$(0.03)

Note 8) Deposits
Deposit accounts consisted of the following:

	September 30,	December 31,
	2005	2004

Demand deposits	$4,113	$5,466
Money market savings	12,416	3,614
Time deposits of $100,000 or less	603,604	469,733
Time deposits of more than $100,000	514,713	346,460

Total deposits	$1,134,846	$825,273

Time deposit maturities were as follows at September 30, 2005:

Year Ended December 31,
2005	$130,501
2006	644,063
2007	231,195
2008	42,308
2009 and thereafter	70,250
Note 9) Commitments and Contingencies
On September 8, 2005 the United States District Court for the District of Delaware (the “District Court”) entered its judgment on the complaint that Chase Manhattan Mortgage Corporation (“Chase”) filed against Advanta Corp. and certain of its subsidiaries on July 26, 2001 (the “2001 Litigation”). The District Court denied all of Chase’s claims of fraud and negligent misrepresentation, and a number of its contract claims. The District Court rejected Chase’s claims for damages of over $88 million plus interest, except for one contract claim of $17.5 million plus interest. The District Court ruled in our favor for $824 thousand plus interest on our counterclaim against Chase which, as described in the paragraph below, we agreed not to collect pursuant to the Chase II Settlement (defined below). The period for either party to appeal the District Court’s ruling ended on November 3, 2005 and neither party has appealed. The 2001 Litigation was related to Chase’s acquisition in February 2001 of substantially all of the assets and operating liabilities of our mortgage business for a purchase price in excess of $1 billion through a purchase and sale agreement (the “Mortgage Transaction”). We recorded a pretax loss on discontinuance of the mortgage business of $25.5 million in the three months ended September 30, 2005 as a result of the District Court’s ruling in the 2001 Litigation.
On September 2, 2005, Advanta and Chase reached a settlement regarding the contract claims and counterclaims raised by Chase and Advanta in federal and state courts in separate litigations commenced during 2004 relating to the Mortgage Transaction (the “2004 Litigation”). As part of the settlement of the 2004 Litigation (the “Chase II Settlement”), Chase agreed to pay $8.75 million to us. This amount will be applied against amounts payable to Chase by Advanta resulting from the District Court’s ruling in the 2001 Litigation. We expect to pay approximately $17 million to Chase in the fourth quarter of 2005. As part of the Chase II Settlement, the parties agreed to dismiss with prejudice the claims and counterclaims comprising the 2004 Litigation that were pending in Montgomery County, Pennsylvania Court of Common Pleas and the District Court. As discussed above, as part of the Chase II Settlement, we agreed not to collect the judgment of $824 thousand awarded in our favor on our counterclaim in the 2001 Litigation. We recorded a pretax gain on discontinuance of the mortgage business of $3.1 million in the three months ended September 30, 2005 as a result of the Chase II Settlement.
The claims and counterclaims referred to as the 2004 Litigation commenced on February 13, 2004, when Advanta Corp. filed a Writ of Summons against Chase in Montgomery County, Pennsylvania Court of Common Pleas, which was amended on March 4, 2004; and on March 8, 2004, Advanta Corp. and certain of its subsidiaries filed a Second Amended Writ of Summons and a Complaint against Chase in Montgomery County, Pennsylvania Court of Common Pleas seeking damages of at least $17.7 million. In May 2004, Chase filed an answer to the complaint and asserted a new matter and counterclaims seeking damages of at least $5 million. On August 2, 2004, we filed our reply to Chase’s new matter and counterclaims. On February 23, 2004 and June 4, 2004, Chase filed a complaint and a first amended complaint against us in the District Court seeking damages of at least $7 million. On August 9, 2004, we filed our answer, affirmative defenses and counterclaims to the first amended complaint in the District Court, asserting substantially the same claims and damages as in the Montgomery County, Pennsylvania action. As described above, all of these claims and counterclaims were dismissed with prejudice as part of the Chase II Settlement.
Advanta Mortgage Corp. USA (“AMCUSA”) and Advanta Mortgage Conduit Services, Inc. (“AMCSI”), subsidiaries of Advanta Corp., have been involved in arbitration before the American Arbitration Association with Goodrich & Pennington Mortgage Fund, Inc. (“GPMF”), a participant in one of the programs of our former mortgage business. The arbitration process commenced June 28, 2001 in San Francisco, California with GPMF serving a demand for arbitration relating to AMCUSA and AMCSI’s alleged failure to provide information and documentation under the former mortgage program. In February and June 2004, GPMF filed Statements of Claim, alleging various claims concerning GPMF’s relationship with AMCUSA and AMCSI. Certain of GPMF’s claims were tried at an arbitration hearing in November 2004 (“Phase I Claims”). On January 10, 2005, the arbitrator issued a ruling in AMCUSA’s and AMCSI’s favor on all issues capable of determination from the evidence presented at the hearing on the Phase I Claims. Further evidence was to be presented to address certain issues unresolved by the January 2005 ruling. On January 28, 2005, GPMF filed an amended statement of claim, raising issues related to the effect of the Mortgage Transaction on GPMF’s relationship with AMCUSA and AMCSI and attempting to add Chase as a party to the arbitration. All remaining claims were scheduled to be heard in July 2005 (“Phase II Claims”). On June 27, 2005, GPMF notified the American Arbitration Association that it was withdrawing its Phase II Claims as to AMCUSA and AMCSI without prejudice. AMCUSA and AMCSI opposed GPMF’s purported withdrawal without prejudice and, on July 1, 2005, the arbitrator ruled that GPMF’s withdrawal would be deemed to have been made with prejudice and cancelled the Phase II Claims hearing. On August 12, 2005, the arbitrator entered an Amended Interim Order holding that AMCUSA and AMCSI were the prevailing parties in the arbitration and entitled to recover their reasonable attorney’s fees and costs from GPMF, pursuant to the terms of the parties’ contract. AMCUSA’s and AMCSI’s application for attorneys’ fees and costs was filed on September 20, 2005 and GPMF’s opposition was filed October 20, 2005. On July 5, 2005, GPMF filed an action in California state court against the American Arbitration Association for a temporary restraining order to prevent the entry of a final order. The application for a temporary restraining order was denied on July 7, 2005. GPMF’s application for a preliminary injunction to prevent entry of a final order was also subsequently denied on July 28, 2005; however, GPMF’s complaint, seeking damages and a permanent injunction against the American Arbitration Association is still pending. We do not expect this arbitration to have a material adverse effect on our financial position or results of operations.
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
Note 10) Capital Stock
Cash dividends per share of common stock declared were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Class A Common Stock	$0.113	$0.095	$0.321	$0.252
Class B Common Stock	0.136	0.113	0.386	0.302

Note 11) Segment Information
Information about reportable segments and a reconciliation of such information to the consolidated financial statements follows:

	Advanta Business	Venture
	Cards	Capital	Other(1)	Total

Three months ended September 30, 2005
Interest income	$30,173	$4	$5,116	$35,293
Interest expense	10,169	41	5,091	15,301
Noninterest revenues	76,295	(43)	187	76,439
Pretax income (loss) from continuing operations	26,564	(80)	0	26,484

Three months ended September 30, 2004
Interest income	$25,916	$1	$1,933	$27,850
Interest expense	9,224	85	1,930	11,239
Noninterest revenues	72,641	(2,058)	76	70,659
Pretax income (loss) from continuing operations	19,668	(2,147)	0	17,521

Nine months ended September 30, 2005
Interest income	$85,679	$5	$12,633	$98,317
Interest expense	26,574	113	14,917	41,604
Noninterest revenues	221,282	172	3,097	224,551
Gain on transfer of consumer credit card business	0	0	67,679	67,679
Pretax income from continuing operations	67,336	63	67,679	135,078
Total assets at beginning of period	994,194	5,801	692,929	1,692,924
Total assets at end of period	1,464,751	5,410	749,548	2,219,709

Nine months ended September 30, 2004
Interest income	$71,500	$1	$4,994	$76,495
Interest expense	26,937	259	6,420	33,616
Noninterest revenues	216,018	(2,026)	1,999	215,991
Pretax income (loss) from continuing operations	54,331	(3,305)	0	51,026
Total assets at beginning of period	754,953	10,471	933,020	1,698,444
Total assets at end of period	939,704	8,591	650,955	1,599,250

(1)	Other includes investment and other activities not attributable to reportable segments. Total assets in the Other segment include assets of discontinued operations.

Note 12) Gain on Transfer of Consumer Credit Card Business
On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America Corporation (“Bank of America”) signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet Financial Group, Inc. (“Fleet”), which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in February 2005. The overall impact of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, was a pretax gain of $67.7 million, tax expense of $5.6 million and an increase in additional paid-in capital of $6.0 million in the nine months ended September 30, 2005. See Note 13 for further description of the income tax impact of our May 28, 2004 agreement with Bank of America.
Note 13) Income Taxes
Income tax expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Income tax expense (benefit) attributable to:
Continuing operations	$10,329	$6,921	$31,871	$20,155
Discontinued operations	(7,863)	0	(5,328)	105

Total income tax expense	$2,466	$6,921	$26,543	$20,260

Income tax expense (benefit) on income from continuing operations consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Current:
Federal	$3,349	$9,712	$15,119	$9,712
State	370	1,147	2,378	2,046

Total current	3,719	10,859	17,497	11,758

Deferred:
Federal	6,841	(3,463)	14,140	8,477
State	(231)	(475)	234	(80)

Total deferred	6,610	(3,938)	14,374	8,397

Income tax expense attributable to continuing operations	$10,329	$6,921	$31,871	$20,155

The reconciliation of the statutory federal income tax to income tax expense from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Statutory federal income tax	$9,270	$6,132	$47,278	$17,859
State income taxes, net of federal income tax benefit	636	437	2,244	1,278
Gain on transfer of consumer credit card business	0	0	(12,347)	0
Change in valuation allowance	0	0	(6,393)	0
Nondeductible expenses	247	431	734	764
Compensation limitation	110	209	330	384
Other	66	(288)	25	(130)

Income tax expense attributable to continuing operations	$10,329	$6,921	$31,871	$20,155

Our effective tax rate on income from continuing operations was 39.0% for the three months ended September 30, 2005, 23.6% for the nine months ended September 30, 2005 and 39.5% for the three and nine months ended September 30, 2004. The effective tax rate for the nine months ended September 30, 2005 was impacted by the Bank of America agreement and reevaluation of the valuation allowance discussed below.
We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	September 30,	December 31,
	2005	2004

Deferred tax assets	$86,364	$81,947
Deferred tax liabilities	(13,264)	(11,687)

Net deferred tax asset	$73,100	$70,260

The components of the net deferred tax asset are as follows:

	September 30,	December 31,
	2005	2004

Net operating loss carryforwards	$1,896	$156,381
Valuation allowance	0	(145,745)
Alternative minimum tax credit carryforwards	24,623	15,187
Allowance for receivable losses	21,077	21,618
Business credit card rewards	8,314	6,891
Deferred origination costs, net of deferred fees	(8,198)	(5,233)
Unrealized venture capital investment losses	5,447	9,304
Capital loss carryforwards	4,984	1,399
Deferred and incentive compensation	4,339	6,925
Securitization income	(2,624)	(2,624)
Other	13,242	6,157

Net deferred tax asset	$73,100	$70,260

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See Note 12 for further discussion. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the nine months ended September 30, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the nine months ended September 30, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of September 30, 2005, the cumulative gain on transfer of consumer credit card business for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
Net operating loss carryforwards of $5.4 million at September 30, 2005 are scheduled to expire in the year ending December 31, 2021. Capital loss carryforwards at September 30, 2005 of $4.3 million are scheduled to expire in the year ending December 31, 2009 and $10.0 million are scheduled to expire in the year ending December 31, 2010. Alternative minimum tax credit carryforwards do not expire.
Note 14) Discontinued Operations
The components of the gain (loss) on discontinuance of our mortgage and leasing businesses for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended
	September 30, 2005		September 30, 2004
		Advanta Leasing		Advanta Leasing
	Advanta Mortgage	Services	Advanta Mortgage	Services
Pretax loss on discontinuance of mortgage and leasing businesses	$(20,162)	$0	$0	$0
Income tax benefit	7,863	0	0	0

Loss on discontinuance of mortgage and leasing businesses, net of tax	$(12,299)	$0	$0	$0

	Nine Months Ended
	September 30, 2005		September 30, 2004
		Advanta Leasing		Advanta Leasing
	Advanta Mortgage	Services	Advanta Mortgage	Services

Pretax gain (loss) on discontinuance of mortgage and leasing businesses	$(15,662)	$2,000	$(2,770)	$3,035
Income tax (expense) benefit	6,108	(780)	1,094	(1,199)

Gain (loss) on discontinuance of mortgage and leasing businesses, net of tax	$(9,554)	$1,220	$(1,676)	$1,836

The gain or loss on discontinuance of the mortgage business in each of the reported periods represents a change in our estimates of the future costs of mortgage business-related contingent liabilities based on new developments in litigation or disputes related to our former mortgage programs, or insurance reimbursements related to past or future costs. The loss on discontinuance of the mortgage business in the three and nine months ended September 30, 2005 includes the impact of the resolution of the Chase litigation matters. See Note 9 for further discussion. The gain or loss on discontinuance of the leasing business in each of the reported periods represents changes in estimated operating results of the leasing segment over the remaining life of the lease portfolio based on trends in the performance of the leasing portfolio, sales tax assessments, or changes in the anticipated timeframe over which we expect to incur certain operating expenses related to the lease portfolio.
Per share data was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Advanta Mortgage		Advanta Leasing Services		Advanta Mortgage		Advanta Leasing Services
	2005	2004	2005	2004	2005	2004	2005	2004

Basic gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.46)	$0.00	$0.00	$0.00	$(0.37)	$(0.07)	$0.05	$0.07
Class B	(0.46)	0.00	0.00	0.00	(0.37)	(0.07)	0.05	0.07
Combined	(0.46)	0.00	0.00	0.00	(0.37)	(0.07)	0.05	0.07
Diluted gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.42)	$0.00	$0.00	$0.00	$(0.33)	$(0.06)	$0.04	$0.07
Class B	(0.42)	0.00	0.00	0.00	(0.33)	(0.06)	0.04	0.07
Combined	(0.42)	0.00	0.00	0.00	(0.33)	(0.06)	0.04	0.07

The components of (liabilities) assets of discontinued operations, net, were as follows:

	September 30,	December 31,
	2005	2004

Lease receivables, net	$2,444	$15,577
Other assets	511	1,093
Liabilities	(3,259)	(4,975)

(Liabilities) assets of discontinued operations, net	$(304)	$11,695

(Liabilities) assets of discontinued operations, net, are included in other liabilities or other assets, as applicable, on the consolidated balance sheets. We are continuing to service the existing lease portfolio. Based on the terms of the remaining leases, we expect the wind down of the lease portfolio to be complete by January 2007.

Note 15) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Income from continuing operations	$16,155	$10,600	$103,207	$30,871
Less: Preferred A dividends	0	0	(141)	(141)

Income from continuing operations available to common stockholders	16,155	10,600	103,066	30,730
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	(12,299)	0	(8,334)	160

Net income available to common stockholders	3,856	10,600	94,732	30,890
Less: Class A dividends declared	(999)	(830)	(2,843)	(2,237)
Less: Class B dividends declared	(2,552)	(2,081)	(7,185)	(5,452)

Undistributed net income	$305	$7,689	$84,704	$23,201

Basic income from continuing operations per common share
Class A	$0.58	$0.40	$3.88	$1.18
Class B	0.61	0.43	3.97	1.26
Combined(1)	0.60	0.42	3.94	1.24

Diluted income from continuing operations per common share
Class A	$0.54	$0.37	$3.55	$1.10
Class B	0.56	0.38	3.58	1.14
Combined(1)	0.55	0.38	3.57	1.13

Basic net income per common share
Class A	$0.12	$0.40	$3.56	$1.19
Class B	0.15	0.43	3.65	1.27
Combined(1)	0.14	0.42	3.62	1.24

Diluted net income per common share
Class A	$0.12	$0.37	$3.26	$1.11
Class B	0.14	0.38	3.29	1.15
Combined(1)	0.13	0.38	3.28	1.13

Basic weighted average common shares outstanding
Class A	8,829	8,803	8,821	8,794
Class B	17,901	16,479	17,350	16,088
Combined	26,730	25,282	26,171	24,882

Dilutive effect of
Options Class B	2,009	1,897	1,924	1,488
Restricted stock Class B	499	927	759	892

Diluted weighted average common shares outstanding
Class A	8,829	8,803	8,821	8,794
Class B	20,409	19,303	20,033	18,468
Combined	29,238	28,106	28,854	27,262

Antidilutive shares
Options Class B	0	10	17	166

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
OVERVIEW
Income from continuing operations includes the following business segment results:

	Three Months Ended		Nine Months Ended
($ in thousands, except per share data)	September 30,		September 30,
	2005	2004	2005	2004

Pretax income (loss):
Advanta Business Cards	$26,564	$19,668	$67,336	$54,331
Venture Capital	(80)	(2,147)	63	(3,305)
Other(1)	0	0	67,679	0

Total pretax income	26,484	17,521	135,078	51,026
Income tax expense	10,329	6,921	31,871	20,155

Income from continuing operations	$16,155	$10,600	$103,207	$30,871
Per combined common share, assuming dilution	$0.55	$0.38	$3.57	$1.13

(1)	Other for the nine months ended September 30, 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business.
Advanta Business Cards pretax income increased for the three and nine months ended September 30, 2005 as compared to the same periods of 2004 due primarily to growth in average owned and securitized receivables, improved asset quality resulting in decreases in credit loss rates on owned and securitized receivables and decreases in operating expenses as a percentage of owned and securitized receivables. These favorable impacts were partially offset by higher cost of funds on securitized receivables. We have competitively-priced our offerings and products, including promotional pricing and rewards, to selectively attract and retain high credit quality customers and to respond to the competitive environment. We are experiencing the benefits of high credit quality customers in lower delinquency and charge-off rates and increased transaction volume.
Venture Capital segment results reflect the market conditions for our venture capital investments in each respective period. Venture Capital segment results in the nine months ended September 30, 2004 also included $807 thousand of expenses relating to the lease commitments and severance costs associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004.
Pretax income for the nine months ended September 30, 2005 also includes a $67.7 million pretax gain on transfer of consumer credit card business relating to our May 28, 2004 agreement with Bank of America. See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
For the three months ended September 30, 2005, we recorded an after-tax loss on the discontinuance of our mortgage business of $12.3 million, or $0.42 per combined diluted common share, primarily as a result of the previously announced District Court ruling and settlement related to certain litigation matters. For the nine months ended September 30, 2005, we recorded a net after-tax loss on the discontinuance of our mortgage and leasing businesses of $8.3 million, or $0.29 per combined diluted common share. There were no gains or losses recorded on the discontinuance of our mortgage and leasing business in the three months ended September 30, 2004. For the nine months ended September 30, 2004, we recorded a net after-tax gain on the discontinuance of our mortgage and leasing businesses of $160 thousand, or $0.01 per combined diluted common share. See “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
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
ADVANTA BUSINESS CARDS
Advanta Business Cards originates new accounts directly and through the use of third parties. The following table provides key statistical information on our business credit card portfolio. Credit quality statistics for the business credit card portfolio are included in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2005	2004	2005	2004

Average owned receivables	$819,870	$646,934	$775,582	$594,249
Average securitized receivables	$2,751,024	$2,513,053	$2,669,677	$2,520,462

Cardholder transaction volume	$2,513,752	$2,125,757	$7,137,071	$6,042,337

New account originations	57,974	24,578	172,799	89,900
Average number of active accounts(1)	604,486	578,162	590,607	584,991
Ending number of accounts at September 30	846,472	770,195	846,472	770,195

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three and nine months ended September 30.

The increase in new account originations in the three and nine months ended September 30, 2005 as compared to the same periods of 2004 is due to enhanced product offerings in 2005 resulting in improved effectiveness in our marketing campaigns, as well as the size and number of marketing campaigns. We expect the number of new account originations in the three months ended December 31, 2005 to be similar to the number originated in the three months ended September 30, 2005, as we currently expect to originate approximately 230 thousand new accounts for full year 2005. We expect managed business credit card receivables to grow 10% to 20% and owned business credit card receivables to grow 13% to 20% in the year ended December 31, 2005, based on results to date and our current plans and strategies. See “Securitization Income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of why management believes managed data is useful to investors. The following is a reconciliation of projected estimated owned business credit card receivable growth to managed business credit card receivable growth:

		Projected Estimate at December 31, 2005
	Actual at	Low End
($ in thousands)	December 31, 2004	of Range	Percentage Increase	High End of Range	Percentage Increase

Owned receivables	$730,483	$823,000	13%	$873,000	20%
Securitized receivables	2,564,147	2,801,000	9%	3,081,000	20%

Managed receivables	$3,294,630	$3,624,000	10%	$3,954,000	20%

The components of pretax income for Advanta Business Cards are as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2005	2004	2005	2004

Net interest income on owned interest-earning assets	$20,004	$16,692	$59,105	$44,563
Noninterest revenues	76,295	72,641	221,282	216,018
Provision for credit losses	(11,275)	(11,698)	(30,297)	(31,765)
Operating expenses	(58,460)	(57,967)	(182,754)	(174,485)

Pretax income	$26,564	$19,668	$67,336	$54,331

Net interest income on owned interest-earning assets increased $3.3 million for the three months ended September 30, 2005 as compared to the same period of 2004 and increased $14.5 million for the nine months ended September 30, 2005 as compared to the same period of 2004 due primarily to increases in average owned business credit card receivables, partially offset by decreases in the average yield earned on our business credit card receivables as a result of our competitively-priced offerings and products. Average owned business credit card receivables increased $173 million for the three months ended September 30, 2005 and increased $181 million for the nine months ended September 30, 2005 as compared to the same periods of 2004.
Noninterest revenues include securitization income, servicing revenues, interchange income and other fee revenues, and are reduced by business credit card rewards costs. Noninterest revenues increased $3.7 million for the three months ended September 30, 2005 as compared to the same period of 2004 and increased $5.3 million for the nine months ended September 30, 2005 as compared to the same period of 2004 due primarily to higher transaction volume that resulted in higher interchange income. Increased volume of securitized business credit card receivables produced higher servicing fees. Securitization income was impacted in the three and nine months ended September 30, 2005 by increases in the floating interest rates earned by noteholders, increases in average securitized receivables and decreases in the net principal charge-off rates on securitized receivables, each as compared to the same periods of 2004. Noninterest revenues for the nine months ended September 30, 2005 and 2004 also include the impact of changes in estimated costs of future reward redemptions. See further discussion in the “Other Revenues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The decreases in provision for credit losses for the three and nine months ended September 30, 2005 as compared to the same periods of 2004 reflect a reduction in the estimate of losses inherent in the portfolio based on the improving trends in delinquency and net principal charge-off rates reflecting the current composition of the portfolio that included more high credit quality customers as compared to 2004, partially offset by the increase in average owned business credit card receivables. The provision for credit losses in the three and nine months ended September 30, 2005 includes additional provision for estimated credit losses related to potential incremental exposures from the recent increase in the number of customers filing for bankruptcy protection and the recent hurricanes. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.
The increase in operating expenses in the three months ended September 30, 2005 as compared to the same period of 2004 was due to higher amortization of deferred origination costs, partially offset by lower salaries and employee benefits expense as a result of productivity and efficiency initiatives implemented in the second quarter of 2005. Operating expenses increased in the nine months ended September 30, 2005 as compared to the same period of 2004 due primarily to higher salaries and employee benefits expense and higher amortization of deferred origination costs. Salaries and employee benefits expense increased in the nine months ended September 30, 2005 as compared to the same period of 2004 due primarily to $2.1 million of severance and related costs incurred in the second quarter of 2005 resulting from a reduction in staffing levels and an increase in salaries and employee benefits expense related to changes in senior management.
VENTURE CAPITAL
The components of pretax income (loss) for our Venture Capital segment are as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2005	2004	2005	2004

Net interest expense	$(37)	$(84)	$(108)	$(258)
Realized gains (losses), net	171	104	(584)	104
Unrealized gains (losses), net	(282)	(2,162)	658	(2,130)
Noninterest revenues	68	0	98	0
Operating expenses	0	(5)	(1)	(1,021)

Pretax income (loss)	$(80)	$(2,147)	$63	$(3,305)

As shown in the table above, pretax income (loss) for our Venture Capital segment is comprised primarily of realized and unrealized gains or losses on our venture capital investments, which reflect the market conditions for those investments in each respective period, and operating expenses. The estimated fair value of our venture capital investments was $4.6 million as of September 30, 2005 and $5.3 million as of December 31, 2004. Operating expenses for the nine months ended September 30, 2004 included expenses associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004, consisting of $571 thousand of expense relating to lease commitments and $236 thousand of severance costs. Due to the closure of the operational location, we incurred minimal operating expenses in the Venture Capital segment in periods subsequent to the first quarter of 2004.
INTEREST INCOME AND EXPENSE
Interest income increased $7.4 million to $35.3 million for the three months ended September 30, 2005 as compared to the same period of 2004 and increased $21.8 million to $98.3 million for the nine months ended September 30, 2005 as compared to the same period of 2004. The increases in interest income were due primarily to increases in average balances of owned business credit card receivables and investments and increases in average yields earned on our investments, partially offset by decreases in the average yield earned on our business credit card receivables as a result of our competitively-priced offerings and products. We expect that yields on business credit card receivables in the three months ended December 31, 2005 will be lower than they otherwise would have been due to the increase in nonaccrual receivables expected to result from the recent increase in the number of customers filing for bankruptcy protection. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the increase in bankruptcy petition filings.
Interest expense increased $4.1 million to $15.3 million for the three months ended September 30, 2005 as compared to the same period of 2004 and increased $8.0 million to $41.6 million for the nine months ended September 30, 2005 as compared to the same period of 2004. The increases in interest expense were due primarily to increases in our average deposits outstanding and increases in the average cost of funds on deposits resulting from the interest rate environment. We expect our average cost of funds on deposits to increase in future periods based on the current market expectations for future interest rates.
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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended September 30,
	2005			2004
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$819,870	$26,546	12.85%	$646,934	$21,777	13.39%
Other receivables	8,609	117	5.39	10,427	138	5.24

Total receivables	828,479	26,663	12.77	657,361	21,915	13.26
Investments(2)	574,156	5,007	3.42	439,067	1,802	1.62
Retained interests in securitizations	168,581	3,627	8.60	149,998	4,139	11.03
Interest-earning assets of discontinued operations	4,871	83	6.79	32,173	807	10.04

Total interest-earning assets(3)	1,576,087	$35,380	8.90%	1,278,599	$28,663	8.92%
Noninterest-earning assets	529,863			283,244

Total assets	$2,105,950			$1,561,843

Interest-bearing liabilities:
Deposits	$1,041,578	$9,342	3.56%	$680,457	$4,951	2.89%
Debt	235,023	3,668	6.19	275,627	4,297	6.20
Subordinated debt payable to preferred securities trust	103,093	2,289	8.88	103,093	2,289	8.88
Other borrowings	243	2	3.69	256	1	1.89

Total interest-bearing liabilities(4)	1,379,937	$15,301	4.40%	1,059,433	$11,538	4.34%
Noninterest-bearing liabilities	224,292			128,761

Total liabilities	1,604,229			1,188,194

Stockholders’ equity	501,721			373,649

Total liabilities and stockholders’ equity	$2,105,950			$1,561,843

Net interest spread			4.50%			4.58%
Net interest margin			5.05%			5.33%

(1)	Interest income includes late fees for owned business credit card receivables of $1.8 million for the three months ended September 30, 2005 and $1.5 million for the three months ended September 30, 2004.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

	Nine Months Ended September 30,
	2005			2004
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$775,582	$74,465	12.84%	$594,249	$58,483	13.15%
Other receivables	9,200	370	5.37	11,791	408	4.62

Total receivables	784,782	74,835	12.75	606,040	58,891	12.98
Investments(2)	549,060	12,280	2.95	458,299	4,599	1.32
Retained interests in securitizations	168,456	11,214	8.88	149,998	13,017	11.57
Interest-earning assets of discontinued operations	9,584	600	8.34	46,895	3,475	9.88

Total interest-earning assets(3)	1,511,882	$98,929	8.73%	1,261,232	$79,982	8.46%
Noninterest-earning assets	420,739			308,948

Total assets	$1,932,621			$1,570,180

Interest-bearing liabilities:
Deposits	$935,035	$23,606	3.38%	$662,241	$14,159	2.86%
Debt	247,371	11,324	6.12	288,602	13,318	6.16
Subordinated debt payable to preferred securities trust	103,093	6,868	8.88	103,093	6,868	8.88
Other borrowings	82	2	3.68	194	2	1.56

Total interest-bearing liabilities(4)	1,285,581	$41,800	4.35%	1,054,130	$34,347	4.35%
Noninterest-bearing liabilities	176,948			155,327

Total liabilities	1,462,529			1,209,457

Stockholders’ equity	470,092			360,723

Total liabilities and stockholders’ equity	$1,932,621			$1,570,180

Net interest spread			4.38%			4.11%
Net interest margin			5.05%			4.83%

(1)	Interest income includes late fees for owned business credit cards receivables of $4.9 million for the nine months ended September 30, 2005 and $4.3 million for the nine months ended September 30, 2004.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES
For the three months ended September 30, 2005, provision for credit losses on a consolidated basis decreased $400 thousand to $11.2 million as compared to the same period of 2004. For the nine months ended September 30, 2005, provision for credit losses on a consolidated basis decreased $1.4 million to $30.3 million as compared to the same period of 2004. The decreases in provision for credit losses in both periods were due primarily to a reduction in the estimate of losses inherent in the portfolio based on delinquency and net principal charge-off trends and the current composition of the portfolio that included more high credit quality customers. The impact of the reduction in the estimate of losses on provision for credit losses in both periods was partially offset by increases in average owned business credit card receivables of $173 million in the three months ended September 30, 2005 as compared to the same period of 2004 and $181 million in the nine months ended September 30, 2005 as compared to the same period of 2004. In addition, the provision for credit losses in the three and nine months ended September 30, 2005, includes additional provision for estimated credit losses related to potential incremental exposures from the recent increase in the number of customers filing for bankruptcy protection and the recent hurricanes. Beginning in September 2005, the number of filings has been significantly higher than average, as borrowers rushed to file their petitions before the new bankruptcy law took effect on October 17, 2005. We estimate that the increase in bankruptcy petition filings principally reflects an acceleration of losses that we otherwise would have expected to occur in later periods.
The provision for interest and fee losses, which is recorded as a direct reduction to interest and fee income, was $2.5 million for both the three months ended September 30, 2005 and 2004. For the nine months ended September 30, 2005, the provision for interest and fee losses decreased $384 thousand to $6.7 million as compared to the same period of 2004. The slight decrease in the nine months ended September 30, 2005 was due to a reduction in the estimate of losses inherent in the portfolio based on improved delinquency and charge-off trends and the current composition of the portfolio as compared to the same period of 2004, substantially offset by growth in average owned business credit card receivables.
The allowance for receivable losses on business credit card receivables was $50.4 million as of September 30, 2005, or 6.12% of owned receivables, which was lower as a percentage of owned receivables than the allowance of $49.2 million, or 6.73% of owned receivables, as of December 31, 2004. Owned business credit card receivables increased to $823 million at September 30, 2005 from $730 million at December 31, 2004. The decrease in allowance as a percentage of owned receivables reflects a reduction in the estimate of losses inherent in the portfolio based on delinquency and net principal charge-off trends. In addition, refinements and enhancements to our procedures and tools used in the risk management of existing customers have helped to reduce credit risk in the portfolio.
Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, including the potential impact of the recent changes in bankruptcy law and recent hurricanes, and there may be month-to-month or quarterly variations in losses or delinquencies, we anticipate that the owned and securitized net principal charge-off rates for the three months ended December 31, 2005 will be higher than those experienced for the three months ended September 30, 2005. We base this expectation on the recent increase in the number of customers filing for bankruptcy protection. We provided additional allowance for credit losses as of September 30, 2005 for the estimated potential incremental exposure resulting from these increased bankruptcy petition filings, as noted above.

The following table provides credit quality data as of and for the periods indicated for our owned receivable portfolio including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit card and other receivables.

($ in thousands)	September 30,	December 31,	September 30,
	2005	2004	2004

CONSOLIDATED — OWNED
Allowance for receivable losses	$51,632	$50,478	$50,437
Receivables 30 days or more delinquent	27,324	28,369	29,634
Receivables 90 days or more delinquent	12,479	13,638	14,305
Nonaccrual receivables	13,006	11,393	11,342
Accruing receivables past due 90 days or more	10,291	12,233	12,774
As a percentage of gross receivables:
Allowance for receivable losses	6.21%	6.81%	7.00%
Receivables 30 days or more delinquent	3.29	3.83	4.11
Receivables 90 days or more delinquent	1.50	1.84	1.99
Nonaccrual receivables	1.56	1.54	1.57
Accruing receivables past due 90 days or more	1.24	1.65	1.77
Net principal charge-offs for the year-to-date period ended September 30 and December 31	$29,101	$39,943	$29,214
Net principal charge-offs for the three months ended September 30 and December 31	10,075	10,729	10,448
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended September 30 and December 31	4.94%	6.26%	6.43%
Net principal charge-offs for the three months ended September 30 and December 31	4.86	5.86	6.36

BUSINESS CREDIT CARDS — OWNED
Allowance for receivable losses	$50,365	$49,190	$49,126
Receivables 30 days or more delinquent	27,324	28,287	29,552
Receivables 90 days or more delinquent	12,479	13,638	14,305
Nonaccrual receivables	13,006	11,393	11,342
Accruing receivables past due 90 days or more	10,291	12,233	12,774
As a percentage of gross receivables:
Allowance for receivable losses	6.12%	6.73%	6.92%
Receivables 30 days or more delinquent	3.32	3.87	4.16
Receivables 90 days or more delinquent	1.52	1.87	2.01
Nonaccrual receivables	1.58	1.56	1.60
Accruing receivables past due 90 days or more	1.25	1.67	1.80
Net principal charge-offs for the year-to-date period ended September 30 and December 31	$29,097	$39,936	$29,215
Net principal charge-offs for the three months ended September 30 and December 31	10,075	10,721	10,448
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended September 30 and December 31	5.00%	6.38%	6.56%
Net principal charge-offs for the three months ended September 30 and December 31	4.92	5.94	6.46

SECURITIZATION INCOME
We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Our retained interests in securitizations entitle us to the excess spread on the securitized receivables. Excess spread represents income-related cash flows on securitized receivables net of noteholders’ interest, servicing fees, and net principal charge-offs. Fair value estimates used in the recognition of securitization income include cash flow estimates of interest income on securitized receivables in excess of interest expense (interest paid to noteholders), servicing fees and net principal charge-offs on securitized receivables. Securitizations impact the following line items on our consolidated income statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2005	2004	2005	2004

Securitization income	$31,797	$31,410	$92,259	$96,577
Interest income (discount accretion)	3,627	4,139	11,214	13,017
Interchange income	33,197	28,613	92,918	83,358
Servicing revenues	12,785	12,382	38,203	37,014

Total	$81,406	$76,544	$234,594	$229,966

The components of cash flows and cash flow estimates comprising securitization income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2005	2004	2005	2004

Interest income	$99,235	$90,108	$287,033	$275,261
Noninterest revenues	8,802	8,163	24,457	26,343
Interest earned by noteholders	(27,582)	(13,739)	(71,561)	(36,446)
Servicing fees	(12,785)	(12,382)	(38,203)	(37,014)
Net principal charge-offs	(35,873)	(40,740)	(109,467)	(131,567)

Total securitization income	$31,797	$31,410	$92,259	$96,577

Securitization income increased $387 thousand for the three months ended September 30, 2005 as compared to the same period of 2004 and decreased $4.3 million for the nine months ended September 30, 2005 as compared to the same period of 2004. Securitization income increased slightly in the three months ended September 30, 2005 as compared to the same period of 2004 due primarily to growth in average securitized receivables and decreases in the net principal charge-off rates on securitized receivables, substantially offset by an increase in the floating interest rates earned by noteholders. Securitization income decreased in the nine months ended September 30, 2005 as compared to the same period of 2004 due primarily to an increase in the floating interest rates earned by noteholders, partially offset by growth in average securitized receivables and decreases in the net principal charge-off rates on securitized receivables. The increase in the floating interest rates earned by noteholders resulted from the rising interest rate environment, which we expect may continue based on the current market expectations for future interest rates. We also expect that yields on securitized business credit card receivables in the three months ended December 31, 2005 will be lower than they otherwise would have been due to the increase in nonaccrual receivables expected to result from the recent increase in the number of customers filing for bankruptcy protection. Historical trends and our future expectations for net principal charge-off rates on securitized receivables are similar to those in owned business credit card receivables as discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Managed Receivable Data
In addition to evaluating the financial performance of the Advanta Business Cards segment under GAAP, we evaluate Advanta Business Cards’ performance on a managed basis. Our managed business credit card receivable portfolio is comprised of both owned and securitized business credit card receivables. We believe that performance on a managed basis provides useful supplemental information to investors because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables. Revenue and credit data on the managed portfolio provides additional information useful in understanding the performance of the retained interests in securitizations. The components of securitization income and other securitization-related revenues are shown as “securitization adjustments” in the income statement measures shown in the following tables. Our managed data analyses reclassify the components of securitization income and other securitization-related revenues to the applicable GAAP categories as if the securitized receivables had not been sold. There is no difference in net income on a managed basis as compared to net income on a GAAP basis in the periods presented since the managed basis presentation represents reclassifications only.
Risk-adjusted revenues represent net interest income and noninterest revenues, less provision for credit losses. Management uses risk-adjusted revenues as a basis for monitoring the risk-based return on the portfolio and components of our portfolio. Generally, based on risk-based pricing strategies, customers with higher credit losses should have higher revenues. We believe the measure is useful to investors as a measure of our ability to appropriately price for the risk of the portfolio by demonstrating the relationship between revenues and credit losses in one concise measure.
The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

INCOME STATEMENT MEASURES AND STATISTICS
	Advanta Business	GAAP	Securitization	Advanta Business	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments	Cards Managed	Ratio(1)
Three Months Ended September 30, 2005
Interest income	$30,173	12.21%	$99,235	$129,408	14.50%
Interest expense	10,169	4.11	27,582	37,751	4.23
Net interest income	20,004	8.10	71,653	91,657	10.27
Interchange income	42,891	17.36	0	42,891	4.80
Securitization income	31,797	12.87	(31,797)	0	0
Servicing revenues	12,785	5.17	(12,785)	0	0
Business credit card rewards	(14,318)	(5.79)	0	(14,318)	(1.60)
Other revenues, net	3,140	1.26	8,802	11,942	1.34
Total noninterest revenues	76,295	30.87	(35,780)	40,515	4.54
Provision for credit losses	11,275	4.56	35,873 (2)	47,148	5.29
Risk-adjusted revenues	85,024	34.41	0	85,024	9.52
Average business credit card interest-earning assets	988,451		2,582,443	3,570,894
Average business credit card receivables	819,870		2,751,024	3,570,894
Net principal charge-offs	10,075	4.92	35,873	45,948	5.15

Three Months Ended September 30, 2004
Interest income	$25,916	13.01%	$90,108	$116,024	14.69%
Interest expense	9,224	4.63	13,739	22,963	2.91
Net interest income	16,692	8.38	76,369	93,061	11.78
Interchange income	35,986	18.06	0	35,986	4.56
Securitization income	31,410	15.77	(31,410)	0	0
Servicing revenues	12,382	6.21	(12,382)	0	0
Business credit card rewards	(10,056)	(5.05)	0	(10,056)	(1.27)
Other revenues, net	2,919	1.47	8,163	11,082	1.40
Total noninterest revenues	72,641	36.46	(35,629)	37,012	4.69
Provision for credit losses	11,698	5.87	40,740 (2)	52,438	6.64
Risk-adjusted revenues	77,635	38.97	0	77,635	9.83
Average business credit card interest-earning assets	796,932		2,363,055	3,159,987
Average business credit card receivables	646,934		2,513,053	3,159,987
Net principal charge-offs	10,448	6.46	40,740	51,188	6.48

(1)	Ratios are as a percentage of average business credit card interest-earning assets except net principal charge-off ratios, which are as a percentage of average business credit card receivables.

(2)	Includes the amount by which credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs.

INCOME STATEMENT MEASURES AND STATISTICS
	Advanta Business	GAAP	Securitization	Advanta Business	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments	Cards Managed	Ratio(1)

Nine Months Ended September 30, 2005
Interest income	$85,679	12.10%	$287,033	$372,712	14.42%
Interest expense	26,574	3.75	71,561	98,135	3.79
Net interest income	59,105	8.35	215,472	274,577	10.63
Interchange income	119,325	16.85	0	119,325	4.62
Securitization income	92,259	13.03	(92,259)	0	0
Servicing revenues	38,203	5.40	(38,203)	0	0
Business credit card rewards	(37,893)	(5.35)	0	(37,893)	(1.47)
Other revenues, net	9,388	1.32	24,457	33,845	1.31
Total noninterest revenues	221,282	31.25	(106,005)	115,277	4.46
Provision for credit losses	30,297	4.28	109,467 (2)	139,764	5.41
Risk-adjusted revenues	250,090	35.32	0	250,090	9.68
Average business credit card interest-earning assets	944,038		2,501,221	3,445,259
Average business credit card receivables	775,582		2,669,677	3,445,259
Net principal charge-offs	29,097	5.00	109,467	138,564	5.36

Nine Months Ended September 30, 2004
Interest income	$71,500	12.81%	$275,261	$346,761	14.84%
Interest expense	26,937	4.83	36,446	63,383	2.71
Net interest income	44,563	7.98	238,815	283,378	12.13
Interchange income	103,074	18.47	0	103,074	4.41
Securitization income	96,577	17.30	(96,577)	0	0
Servicing revenues	37,014	6.63	(37,014)	0	0
Business credit card rewards	(29,505)	(5.29)	0	(29,505)	(1.26)
Other revenues, net	8,858	1.59	26,343	35,201	1.51
Total noninterest revenues	216,018	38.70	(107,248)	108,770	4.66
Provision for credit losses	31,765	5.69	131,567 (2)	163,332	6.99
Risk-adjusted revenues	228,816	40.99	0	228,816	9.80
Average business credit card interest-earning assets	744,247		2,370,464	3,114,711
Average business credit card receivables	594,249		2,520,462	3,114,711
Net principal charge-offs	29,215	6.56	131,567	160,782	6.88

(1)	Ratios are as a percentage of average business credit card interest-earning assets except net principal charge-off ratios, which are as a percentage of average business credit card receivables.

(2)	Includes the amount by which credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs.

BALANCE SHEET MEASURES AND STATISTICS
	Advanta Business	GAAP	Securitization	Advanta Business	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments	Cards Managed	Ratio(1)

As of September 30, 2005
Number of business credit card accounts	846,472		N/A	846,472
Ending business credit card receivables	$822,821		$2,781,397	$3,604,218
Receivables 30 days or more delinquent	27,324	3.32%	100,650	127,974	3.55%
Receivables 90 days or more delinquent	12,479	1.52	45,387	57,866	1.61
Nonaccrual receivables	13,006	1.58	48,674	61,680	1.71
Accruing receivables past due 90 days or more	10,291	1.25	37,339	47,630	1.32

As of December 31, 2004
Number of business credit card accounts	777,943		N/A	777,943
Ending business credit card receivables	$730,483		$2,564,147	$3,294,630
Receivables 30 days or more delinquent	28,287	3.87%	107,546	135,833	4.12%
Receivables 90 days or more delinquent	13,638	1.87	51,770	65,408	1.99
Nonaccrual receivables	11,393	1.56	43,114	54,507	1.65
Accruing receivables past due 90 days or more	12,233	1.67	45,981	58,214	1.77

As of September 30, 2004
Number of business credit card accounts	770,195		N/A	770,195
Ending business credit card receivables	$709,991		$2,511,030	$3,221,021
Receivables 30 days or more delinquent	29,552	4.16%	112,674	142,226	4.42%
Receivables 90 days or more delinquent	14,305	2.01	54,354	68,659	2.13
Nonaccrual receivables	11,342	1.60	43,531	54,873	1.70
Accruing receivables past due 90 days or more	12,774	1.80	48,122	60,896	1.89

(1)	Ratios are as a percentage of ending business credit card receivables.
SERVICING REVENUES
Advanta Business Cards recognized servicing revenue as follows:

($ in thousands)	2005	2004

Three months ended September 30	$12,785	$12,382
Nine months ended September 30	38,203	37,014

The increases in servicing revenue in the three and nine months ended September 30, 2005 as compared to the same periods of 2004 were due to the increased volume of securitized business credit card receivables.

OTHER REVENUES

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2005	2004	2005	2004

Interchange income	$42,891	$35,986	$119,325	$103,074
Business credit card cash back rewards	(9,297)	(6,451)	(22,539)	(18,135)
Business credit card business rewards	(5,021)	(3,605)	(15,354)	(11,370)
Balance transfer fees	1,246	952	3,891	3,341
Cash usage fees	780	756	2,438	2,324
Other business credit card fees	802	831	2,244	2,122
Investment securities gains (losses), net	(109)	(2,057)	76	(2,008)
Earnings on investment in Fleet Credit Card Services, L.P.	0	0	1,033	1,000
Other, net	565	455	2,975	2,052

Total other revenues, net	$31,857	$26,867	$94,089	$82,400

Interchange income includes interchange fees on both owned and securitized business credit cards. The increases in interchange income in the three and nine months ended September 30, 2005 as compared to the same periods of 2004 were due primarily to higher transaction volume. The average interchange rate was 2.2% in the three-month periods ended September 30, 2004 and 2005 and 2.2% in the nine-month period ended September 30, 2005 as compared to 2.1% in the same period of 2004. The average interchange rate in the nine months ended September 30, 2005 is higher than the same period of 2004 due to the impact of increases in interchange rates established by MasterCard®* in April of each year.
The increases in business credit card cash back rewards and business rewards in the three and nine months ended September 30, 2005 as compared to the same periods of 2004 were due primarily to higher transaction volume and higher costs of rewards programs. The nine months ended September 30, 2005 and 2004 include changes in estimates of costs of future reward redemptions. Estimates increased $1.7 million in the nine months ended September 30, 2005 as compared to an increase of $1.4 million in the nine months ended September 30, 2004. See Note 7 to the consolidated financial statements for further discussion of the changes in estimates.
The increases in balance transfer fees in the three and nine months ended September 30, 2005 as compared to the same periods of 2004 were due primarily to an increase in average owned business credit card receivables, partially offset by the impact of an increase in life of balance promotional offers that generally do not have a transaction fee but carry a higher interest rate than offers with an initial transaction fee.
Investment securities gains (losses), net, primarily represent changes in valuations of venture capital investments reflecting the market conditions for our investments in each respective period.

*	MasterCard® is a federally registered service mark of MasterCard International, Inc.

GAIN ON TRANSFER OF CONSUMER CREDIT CARD BUSINESS
On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet, which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in February 2005. The overall impact of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, was a pretax gain of $67.7 million, tax expense of $5.6 million and an increase in additional paid-in capital of $6.0 million in the nine months ended September 30, 2005. See “Income Taxes” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the income tax impact of our May 28, 2004 agreement with Bank of America.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2005	2004	2005	2004

Salaries and employee benefits	$21,605	$22,970	$73,760	$68,677
Amortization of deferred origination costs, net	11,526	8,013	29,413	26,146
External processing	5,587	4,993	16,218	15,349
Marketing	4,327	5,527	16,424	14,997
Equipment	2,713	2,718	8,226	8,444
Professional fees	2,494	3,203	8,996	11,126
Occupancy	1,995	1,922	5,879	6,499
Credit	1,355	1,338	4,036	4,410
Travel and entertainment	1,049	1,521	3,348	3,230
Other	6,064	5,886	17,286	17,303

Total operating expenses	$58,715	$58,091	$183,586	$176,181

Salaries and employee benefits decreased for the three months ended September 30, 2005 as compared to the same period of 2004 as a result of productivity and efficiency initiatives implemented in the second quarter of 2005. Salaries and employee benefits in the nine months ended September 30, 2005 include $2.1 million of severance and related costs incurred in June 2005 resulting from a reduction in staffing levels and $2.9 million of expense associated with a separation agreement with a former executive, as compared to $1.6 million of expense associated with executive compensation incurred in connection with changes in senior management and Venture Capital segment severance costs in the nine months ended September 30, 2004.
In December 2004, the FASB issued SFAS No. 123R which, when effective, replaces SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. Upon implementation, entities are no longer able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities are required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. This statement is effective for Advanta as of January 1, 2006 and will increase our operating expenses. Compensation expense calculated in accordance with SFAS No. 123R in future periods may differ from the pro forma amounts disclosed in Note 1 to the consolidated financial statements for the three and nine months ended September 30, 2005 and 2004. The amount of compensation expense will vary depending on the number of options granted in future periods, the market value of our common stock and changes in other variables impacting stock option valuation estimates. In addition, upon adoption of SFAS No. 123R, we may choose to use a different valuation model to estimate stock option fair value. Accordingly, we have not yet quantified the impact that the adoption of this statement will have on our results of operations.
Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over the privilege period of one year. Amortization of deferred origination costs, net, increased in the three and nine months ended September 30, 2005 as compared to the same periods of 2004 due primarily to the number and timing of new account originations.
External processing expense increased in the three and nine months ended September 30, 2005 as compared to the same periods of 2004 due primarily to higher transaction volume.
Marketing expense decreased in the three months ended September 30, 2005 as compared to the same period of 2004 due primarily to higher costs in 2004 related to our development of alliances with other organizations serving segments of the small business market. Marketing expense increased in the nine months ended September 30, 2005 as compared to the same period of 2004 due primarily to costs associated with sponsorship activities relating to cultural events and the development of programs to originate new customers. Partially offsetting this increase, were higher costs in 2004 related to our development of alliances with other organizations serving segments of the small business market and amortization expense on marketing rights related to certain of these alliances as compared to the same period of 2005.
Professional fees decreased in the three and nine months ended September 30, 2005 as compared to the same periods of 2004 due primarily to decreases in the use of external consultants for marketing initiatives and a decrease in expenses incurred for other corporate matters.
Occupancy expense in the nine months ended September 30, 2004 includes approximately $571 thousand of expense relating to lease commitments associated with the closure of an operational location of our Venture Capital segment in the first quarter of 2004.
Travel and entertainment expense decreased in the three months ended September 30, 2005 as compared to the same period of 2004 due to decreased travel and related costs associated with sponsorship activities relating to cultural events.
LITIGATION CONTINGENCIES
We estimate our litigation reserves based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our estimated liability under these proceedings may change or that actual results will differ from our estimates. Changes in estimates or other charges related to litigation are included in operating expenses of the respective business segment if related to continuing operations, or gain (loss) on discontinuance of mortgage and leasing businesses if related to discontinued operations. See “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of changes in estimate related to litigation in the three and nine months ended September 30, 2005. See Note 9 to the consolidated financial statements for further discussion of litigation contingencies.
INCOME TAXES
Income tax expense on income from continuing operations was as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2005	2004	2005	2004

Income tax expense	$10,329	$6,921	$31,871	$20,155
Effective tax rate	39.0%	39.5%	23.6%	39.5%

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. Excluding the impact of the Bank of America agreement and reevaluation of the valuation allowance discussed below, our effective tax rate would have been 39% for the nine months ended September 30, 2005. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the nine months ended September 30, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the nine months ended September 30, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of September 30, 2005, the cumulative gain on transfer of consumer credit card business for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
Net operating loss carryforwards of $5.4 million at September 30, 2005 are scheduled to expire in the year ending December 31, 2021. Capital loss carryforwards at September 30, 2005 of $4.3 million are scheduled to expire in the year ending December 31, 2009 and $10.0 million are scheduled to expire in the year ending December 31, 2010. Alternative minimum tax credit carryforwards do not expire.

DISCONTINUED OPERATIONS
In the three months ended September 30, 2005, we recorded a $20.2 million pretax loss on discontinuance of our mortgage business that had the following components: (1) a $25.5 million loss resulting from the court ruling in the 2001 Litigation with Chase; (2) a $3.1 million gain on the settlement of the 2004 Litigation with Chase; and (3) a $2.2 million pretax gain representing a change in estimate of future costs of mortgage business-related litigation costs. The most significant components of the change in estimate of future litigation costs were favorable insurance recoveries and related legal costs. See further discussion of the resolution of the Chase litigation matters in Note 9 to the consolidated financial statements. There was no gain (loss) on the discontinuance of our mortgage business in the same period of 2004.
In the nine months ended September 30, 2005, we recorded a pretax loss of $15.7 million on the discontinuance of our mortgage business. In addition to the components of the loss discussed above for the three months ended September 30, 2005, we had a $4.5 million favorable change in estimate of future costs of mortgage business-related contingent liabilities in the six months ended June 30, 2005. The most significant components of the change in estimate were expected recoveries from insurance reimbursements for legal expenses incurred during either past or on-going litigation, partially offset by increased litigation reserves and reserves for legal costs, based on developments in litigation in that period. In the nine months ended September 30, 2004, we recorded a $2.8 million pretax loss resulting from an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to litigation with Chase and disputes related to one of our former mortgage programs.
There was no gain (loss) on discontinuance of our leasing business for the three months ended September 30, 2005 or 2004. In the nine months ended September 30, 2005, we recorded a pretax gain of $2.0 million representing a change in estimated leasing operating results of the leasing segment over the remaining life of the lease portfolio. The change in estimate was based on recent performance trends and the largest components were favorable credit performance and sales tax assessments, partially offset by a reduction in our estimated realization rate on equipment residuals. In the same period of 2004, we adjusted our estimate of operating results of the leasing segment over the remaining life of the lease portfolio and recorded a $3.0 million pretax gain on leasing discontinuance. The increase in estimated operating results in 2004 was principally associated with favorable performance in revenues and an insurance settlement, partially offset by increased operating expenses due to a lengthening of the anticipated timeframe over which we expect to incur certain operating expenses related to the lease portfolio.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At September 30, 2005, off-balance sheet securitized receivables represented 58% of our funding. These transactions enable us to limit our credit risk in the securitized receivables to the amount of our retained interests in securitizations. We had $162.3 million of retained interests in securitizations at September 30, 2005 and $162.5 million at December 31, 2004.

The following table summarizes business credit card securitization data including income and cash flows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2005	2004	2005	2004

Average securitized receivables	$2,751,024	$2,513,053	$2,669,677	$2,520,462
Securitization income	31,797	31,410	92,259	96,577
Discount accretion	3,627	4,139	11,214	13,017
Interchange income	33,197	28,613	92,918	83,358
Servicing revenues	12,785	12,382	38,203	37,014
Proceeds from new securitizations	391,606	0	782,281	90,000
Proceeds from collections reinvested in revolving-period securitizations	1,339,654	1,594,478	4,379,824	4,851,723
Cash flows received on retained interests	82,140	68,397	222,869	203,287

See “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of income related to securitizations. See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004.
When a securitization is in its revolving period, principal collections on securitized receivables allocated to that securitization are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a securitization starts its amortization period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables during an amortization period of a securitization, we need to replace that amount of funding. The level of investment-grade notes outstanding at September 30, 2005, issued as part of the AdvantaSeries de-linked securitization structure, and our ability to issue and hold additional AdvantaSeries non-investment grade notes, provides additional capacity for future securitization issuances in excess of $3.2 billion. The de-linked structure provides flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions. We expect to replace the funding of amortizing securitizations through additional securitizations with similar conditions as our existing securitizations and expect that the new securitizations will have terms, including interest rate spreads, consistent with the improvements experienced in our recent 2005 securitizations. The following securitizations ended or are expected to end their revolving period in 2005:

	Noteholder	End of Revolving	Noteholder
($ in thousands)	Principal Balance	Period	Payment Date

Series 2002-A	$300,000	March 31, 2005	June 20, 2005
Series 2003-C	300,000	May 31, 2005	August 15, 2005
Series 2000-C	400,000	July 31, 2005	October 20, 2005
Series 2003-A	400,000	November 30, 2005	February 21, 2006(1)

(1)	Expected noteholder payment date.

We also have an additional $300 million securitization that is expected to end its revolving period in the first quarter of 2006.
Balances of accounts receivable from securitizations and amounts due to the securitization trust at September 30, 2005 have increased as compared to December 31, 2004, primarily as a result of principal collections of receivables allocated to the Series 2000-C securitization during its amortization period. We funded the increase in assets primarily through an increase in deposits.
In the nine months ended September 30, 2005, we completed additional business credit card securitizations using the de-linked structure. The revolving periods for those securitizations extend to the following dates:

	Noteholder	Scheduled End of
($ in thousands)	Principal Balance	Revolving Period

AdvantaSeries Class A (2005-A1)	$250,000	August 31, 2007
AdvantaSeries Class A (2005-A2)	225,000	September 30, 2009
AdvantaSeries Class B (2005-B1)	100,000	June 30, 2009
AdvantaSeries Class C (2005-C1)	100,000	December 31, 2007
AdvantaSeries Class D (2005-D1)	20,000	September 30, 2007

In October 2005, we completed $275 million of business credit card securitizations using the de-linked structure.
The interest rate spreads on the securities issued in the securitization transactions completed in the nine months ended September 30, 2005 were lower than the spreads on similarly-rated securities in our prior securitizations due to the asset quality performance of our business credit card portfolio and market demand for these securities.
We have a $200 million committed commercial paper conduit facility that provides off-balance sheet funding, $125 million of which was used at September 30, 2005. Upon the expiration of this facility in June 2006, management expects to obtain the appropriate level of replacement funding under similar terms and conditions.
The securitization agreements contain conditions that would trigger an early amortization event. An early amortization event would result in the end of the revolving period prior to the expected dates, which would require us to find an alternate means of funding new receivables generated on existing business credit card accounts. As discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we expect an increase in net principal charge-off rates in the fourth quarter of 2005 as a result of the recent increase in the number of customers filing for bankruptcy protection. The increase in net principal charge-off rates will result in a decline in excess spread in the fourth quarter. However, based on the current levels of excess spread, our financial position and other considerations, management expects that it is unlikely that any individual securitization will experience an early amortization event. The conditions to trigger an early amortization event include the failure to make payments under the terms of the agreement, or the insolvency or other similar event of Advanta Bank Corp. An early amortization event would also be triggered for each individual securitization, except the AdvantaSeries, if the three-month average excess spread percentage was not maintained at a level greater than 0% for that securitization. An early amortization event for the AdvantaSeries would be triggered if the three-month average excess spread amount was not maintained at a level greater than $0. At September 30, 2005, our three-month average excess spread percentage for each securitization, excluding the AdvantaSeries, was at least 8.82%. At September 30, 2005, our three-month average excess spread amount for the AdvantaSeries was $5.3 million.

In August 2005, the FASB issued a revised exposure draft, “Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140.” The statement provides guidance for determining whether financial assets must first be transferred to a QSPE to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. Generally, the proposed amendment, along with two additional concurrently proposed amendments to FASB Statement No. 140, would be effective at the earlier of fiscal years beginning after December 15, 2005 or fiscal years that begin during the quarter when the final statement is issued. Management is currently evaluating the potential impact of the proposed statements.
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

	September 30,	December 31,
	2005	2004

Estimated percentage increase (decrease) in owned net interest income:
Assuming 200 basis point increase in interest rates	14%	12%
Assuming 200 basis point decrease in interest rates	(10)%	(4)%

Estimated percentage increase (decrease) in securitized net interest income:
Assuming 200 basis point increase in interest rates	(7)%	(6)%
Assuming 200 basis point decrease in interest rates	12%	14%

Estimated percentage increase (decrease) in managed net interest income:
Assuming 200 basis point increase in interest rates	(1)%	(1)%
Assuming 200 basis point decrease in interest rates	6%	9%

Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario. Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of the majority of our off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the cardholder pays their balance in full each month. Changes in the composition of our balance sheet, the interest rate environment and other securitization strategies have also impacted the results of the net interest income sensitivity analyses as of September 30, 2005 as compared to the results as of December 31, 2004.
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
LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION
Our goal is to maintain an adequate level of liquidity, for both long-term and short-term needs, through active management of both assets and liabilities. Since Advanta Corp.’s debt rating is not investment grade, our access to unsecured, institutional debt is limited. However, we do have access to a diversity of funding sources as described below, and had a high level of liquidity at September 30, 2005. At September 30, 2005, we had $37.9 million of cash, $302.3 million of federal funds sold and $444.3 million of receivables held for sale. We also have investments available for sale that could be sold to generate additional liquidity.
Components of funding were as follows:

	September 30, 2005		December 31, 2004
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$2,683,501	58%	$2,462,220	61%
Deposits	1,134,846	24	825,273	20
Debt	229,158	5	265,759	7
Subordinated debt payable to preferred securities trust	103,093	2	103,093	2
Equity	500,495	11	392,194	10

Total	$4,651,093	100%	$4,048,539	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.
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
As shown on the statements of cash flows, we used $163 million of cash in operating activities in the nine months ended September 30, 2005 and $103 million in the same period of 2004. For the nine months ended September 30, 2005, cash flows from operations were negative due primarily to an increase in accounts receivable from securitizations in the period. As described in more detail in the “Off-Balance Sheet Arrangements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, balances of accounts receivable from securitizations have increased at September 30, 2005 as compared to December 31, 2004 primarily as a result of principal collections of receivables allocated to a securitization in its amortization period. For the nine months ended September 30, 2004, cash flows from operations were negative due primarily to the increase in receivables held for sale in excess of proceeds from receivables sold in the period due to the timing of securitization transactions. We funded the increases in assets in both periods primarily with increases in deposits. We expect to fund future growth and continuing operations with off-balance sheet securitizations, deposits and other sources of operating cash flow including excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables.
In February 2005, we received $63.8 million in connection with our May 28, 2004 agreement with Bank of America. We are using the $63.8 million for general corporate purposes and to enable us to have lower debt levels than would otherwise be the case. See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
We continue to offer unsecured debt securities of Advanta Corp., in the form of RediReserve Variable Rate Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer frequently, depending on market conditions and our funding needs. In the nine months ended September 30, 2005, we continued to reduce originations of retail notes due to our liquidity position and, as a result, the balance of RediReserve Variable Rate Certificates and Investment Notes outstanding decreased $36.6 million from $265.8 million at December 31, 2004 to $229.2 million at September 30, 2005.
In March 2005, we entered into a ten year sponsorship agreement with World Teamtennis Franchise Inc. to be the official business credit card of The World Team Tennis professional and recreational leagues and a sponsor of the leagues and their events. In the nine months ended September 30, 2005, we made $1 million of payments under the agreement. Additional payments under the agreement will be $1 million in 2006 and $3 million in each of the years 2007 and 2008.
In November 2004, the Board of Directors of Advanta Corp. approved a 20% increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividends payable in the second quarter of 2005. We are funding the increase in dividends with sources of operating cash flows.
Advanta Corp. and its subsidiaries are involved in litigation, class action lawsuits, claims and legal proceedings arising in the ordinary course of business or discontinued operations, including litigation arising from our operation of the mortgage business prior to our exit from that business in the first quarter of 2001. See Note 9 to the consolidated financial statements for further discussion. In connection with the District Court’s ruling and the settlement agreement in our litigations with Chase as described in Note 9 to the consolidated financial statements, we expect to pay approximately $17 million to Chase in the fourth quarter of 2005. The payment will be funded with existing liquidity. We do not expect the payment to have a material adverse effect on our liquidity or capital resources. Management believes that the aggregate loss, if any, resulting from other existing litigation, claims and other legal proceedings will also not have a material adverse effect on our liquidity or capital resources based on our current expectations regarding the ultimate resolutions of these actions. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that the estimated cash flow related to these proceedings may change or that actual results will differ from our estimates.
Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and funds our business credit cards and is the servicer of our discontinued leasing business. Advanta Bank Corp. paid a dividend to Advanta Corp. of $25 million in the nine months ended September 30, 2005. At September 30, 2005, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 19.80% as compared to 26.07% at December 31, 2004. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are subject to various assumptions, risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements may be identified by the use of forward-looking phrases such as “is anticipated,” “are expected to,” “estimate,” “intends to,” “believe,” “will likely result,” “projected,” “may” or other similar words or phrases. The most significant among these risks and uncertainties are:
(1)	our managed net interest income including changes resulting from fluctuations in the volume of receivables and the range and timing of pricing offers to cardholders;

(2)	competitive pressures, including product development and pricing, among financial institutions;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic and environmental conditions that affect the level of new account originations, customer spending, delinquencies and charge-offs;

(4)	factors affecting fluctuations in the number of accounts or receivable balances including the retention of cardholders after promotional pricing periods have expired;

(5)	interest rate fluctuations;

(6)	the level of expenses;

(7)	the timing of the securitization of our receivables;

(8)	the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, and examinations;

(9)	effect of, and changes in, tax laws, rates, regulations and policies;

(10)	effect of legal and regulatory developments, including changes in bankruptcy laws and regulations and the ultimate resolution of industry-related judicial proceedings relating to the legality of certain interchange rates;

(11)	relationships with customers, significant vendors and business partners;

(12)	difficulties or delays in the development, production, testing and marketing of products or services, including the ability and cost to obtain intellectual property rights or a failure to implement new products or services when anticipated;

(13)	the amount and cost of financing available to us;

(14)	the ratings on our debt and the debt of our subsidiaries;

(15)	revisions to estimates associated with the discontinuance of our mortgage and leasing businesses;

(16)	The effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles;

(17)	the impact of litigation, including judgments, settlements and actual or anticipated insurance recoveries for costs or judgments;

(18)	the proper design and operation of our disclosure controls and procedures; and

(19)	the ability to attract and retain key personnel.
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
An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
November 8, 2005

By	/s/ David B. Weinstock
Vice President and Chief Accounting Officer
November 8, 2005

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