Form 10-K
period 2005-12-31
ADVANTA CORP
filed 2006-03-08
CIK 96638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 0-14120
Advanta Corp.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1462070 (I.R.S. Employer Identification No.)
Welsh & McKean Roads, P.O. Box 844 Spring House, Pennsylvania (Address of principal executive offices)	19477 (Zip Code)
(215)-657-4000 (Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report) None
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $.01 par value per share Class B Common Stock, $.01 par value per share Class A Right Class B Right	NASDAQ National Market System NASDAQ National Market System
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $651,012,778 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2006

Class A Common Stock, $.01 par value per share Class B Common Stock, $.01 par value per share	9,606,862 shares 18,846,605 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2006 (Proxy Statement)	Part III

PART I.

Item 1.	Business
In this Form 10-K, “Advanta”, “we”, “us” and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
OVERVIEW
Advanta focuses on the small business market and related community, providing funding and support to the nation’s small businesses and business professionals through innovative products and services. Using our direct marketing and information based expertise, we identify potential customers and provide a high level of service tailored to the needs of small businesses. Since 1951, Advanta has pioneered many of the marketing techniques common in the financial services industry today, including remote lending and direct mail, affinity and relationship marketing. Our primary business segment is Advanta Business Cards, which is one of the nation’s largest issuers (through Advanta Bank Corp.) of business purpose credit cards to small businesses and business professionals. Our business credit card accounts provide approved customers with unsecured revolving business credit lines. We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. We primarily fund and operate our business credit card business through Advanta Bank Corp., which offers a variety of deposit products that are insured by the Federal Deposit Insurance Corporation (the “FDIC”) in accordance with applicable FDIC regulations and limits. We offer credit protection and related products to our customers. A portion of these products are insurance products that we offer through our insurance subsidiaries, Advanta Life Insurance Company and Advanta Insurance Company. We also have venture capital investments remaining from our venture capital activities.
      At December 31, 2005, we had $879 million of owned business credit card receivables and $2.9 billion of securitized business credit card receivables.
      Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we exited our mortgage business and ceased originating new leases in our small ticket equipment leasing business. We have continued to service the existing leases in our small ticket equipment leasing portfolio.
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

We acquired a 4.99% interest in the Fleet Credit Card Services, L.P. as of the date of closing of the Consumer Credit Card Transaction. At December 31, 2005, our ownership interest in this partnership was approximately 1.3%. As a result of our May 28, 2004 agreement with Bank of America Corp. (“Bank of America”) and the combination of Bank of America’s and Fleet Credit Card Services, L.P.’s consumer credit card businesses, our partnership interest in Fleet Credit Card Services, L.P. represents an interest in the combined business.
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
CONTINUING OPERATIONS
Advanta Business Cards

Overview
Our primary business segment is Advanta Business Cards which, through our subsidiary Advanta Bank Corp., is one of the nation’s largest issuers of business purpose credit cards to small businesses and business professionals. Our business purpose credit card, the Advanta Business Card, is issued and primarily funded by Advanta Bank Corp. Our strategy in Advanta Business Cards is to maximize long-term profits by attracting and retaining high credit quality customers and deepening our customer relationships.
      Our principal objective is to use our information based strategy to continue to prudently grow our business and increase our profitability. Based on our experience and expertise in analyzing the credit behavior and characteristics of our customers, we have developed an extensive database of customer information and attributes. We use this information, in conjunction with proprietary credit scoring, targeting and other sophisticated analytical models we have developed, to market our products to prospective customers and to manage our relationships with our existing customers. We continually monitor our customer segments and validate our models based on actual results, and use this information to refine and improve our analytical assumptions. The information we gather and analyze allows us to market directly to specific customer segments and target prospects effectively. We also use this information proactively to anticipate customer needs and customize our product offerings to meet those needs and to enhance and maintain our relationships with existing customers.
      We use a targeted approach to these market segments, aiming to anticipate the distinct needs of various small businesses and business professionals and to offer them products and services that are useful to them, based on their specific needs. Our strategy also involves strengthening and deepening our relationships with our existing customers through our rewards programs, promotional offers, on-line account management tools and customer service.
      Under the terms of our cardholder agreements, our business purpose credit cards may be used for business purposes only. Our business purpose credit cards provide approved customers with access, through merchants, banks, checks and ATMs, to unsecured revolving credit lines.
      We are licensed to issue both MasterCard®*and VISA ® **business purpose credit cards, although our primary product is a MasterCard® business purpose credit card. MasterCard® and VISA® both license banks and other financial institutions, such as Advanta Bank Corp., to issue credit cards using their respective service marks and interchange networks.

      * MasterCard® is a federally registered service mark of MasterCard International, Inc.
      **VISA® is a registered service mark of Visa International, Inc.

      We offer a number of benefits that we believe are important to small businesses and business professionals, including:

•	competitively priced offerings and rewards programs;

•	additional cards for employees at no fee with the ability to set individual spending limits;

•	on-line, downloadable detailed expense management reports that categorize purchases and itemize charges for recordkeeping and tax purposes;

•	customized cards with the cardholder’s business name displayed on the front of the card and customized business checks;

•	free on-line account management and account payment; and

•	access to products and services that are designed to meet the needs of our customers on favorable terms and conditions.
      Additional benefits of our MasterCard® and VISA® business purpose credit cards include free auto rental insurance, free purchase protection service for a specified time period and several free emergency assistance and referral services. We are continually looking for innovative ways to tailor products to the needs of small businesses and business professionals.
      We offer rewards programs with the majority of our business purpose credit cards. Under our rewards programs, cardholders may earn cash back rewards or business rewards that can be redeemed for travel, gift certificates or merchandise, based on net purchases charged on their business credit card accounts.
      As a participant in the MasterCard® and VISA® associations, Advanta Bank Corp. receives interchange fees as partial compensation for taking credit risk, absorbing fraud losses and funding credit card receivables for a limited period prior to account billing. The interchange fees are paid to us by merchant banks, based on the purchase activity of our cardholders. In addition to interchange income, we generate revenue through interest earned on outstanding balances, balance transfer fees, cash usage fees and other fees. We also generate fees and revenues through products and services offered to our business credit card customers such as specialty credit-related insurance, other credit protection products and services and other products relevant to small businesses.
      For 2005, 82% of Advanta’s total revenues were derived from Advanta Business Cards. Advanta’s total revenues for 2005 also include the gain on transfer of consumer credit card business. For 2003 and 2004, substantially all of Advanta’s total revenues were derived from Advanta Business Cards. See Note 16 to the consolidated financial statements for additional segment financial information about Advanta Business Cards and Note 17 to the consolidated financial statements for further information about the gain on transfer of consumer credit card business.

Originations
We originate, directly and through the use of third parties, substantially all of our business credit card accounts using direct marketing techniques. Our sources for potential customers include credit reporting agencies, lists from data compilers and customer lists from establishments that have a small business customer base. We also acquire customers through our strategic relationships with other organizations serving the small businesses market. In an effort to expand our customer reach, we regularly test new sources and channels for identifying potential customers. We target prospects for our business purpose credit cards using relevant information from the sources described above, historical solicitation data and our proprietary segmentation methods. Our targeting models and product offerings are continually updated to reflect changes in the competitive environment. We originated approximately 237 thousand new business credit card accounts during the year ended December 31, 2005.

Underwriting
We have developed sophisticated models for assessing the creditworthiness of applicants. Using a proprietary credit scoring system, we evaluate common applicant characteristics and their correlation to credit risk. We regularly validate and update our scoring models to maintain and enhance their predictive power.
      On the application for our business purpose credit card, we request information about the individual signing the application (the “signing individual”) and the business. Generally, under the cardholder agreement for our business purpose credit card, the signing individual (typically an owner or authorized officer of the business) and the business are jointly and severally liable for all transactions on the account. On these accounts, we may consider credit-related and other relevant data about both the signing individual and the business in our assessment of the creditworthiness of potential cardholders. Through the application process, we verify the applicant’s identification information and collect information about the applicant’s business. This information, coupled with credit reports received from external credit reporting agencies, forms the basis for our decision to extend credit. The credit line size we offer varies and is ultimately determined based upon the information we receive regarding the credit history and creditworthiness of the business and signing individual. However, when we offer our business purpose credit card to business professionals, we consider relevant data only about the signing individual in our credit assessment because on these accounts only the signing individual is liable.

Pricing
We have competitively-priced product offerings; including promotional pricing and rewards programs, that are designed to appeal to and meet the needs of our target customers and to respond to the competitive environment. Our current pricing and reward strategies include a combination of promotional pricing and cash back rewards or business rewards that our customers can redeem for travel, gift certificates or merchandise, based on net purchases on their business credit card accounts. We continually test different pricing and reward strategies.
      All of our business credit card accounts are assigned finance charge rates which are either fixed or variable rates. Our variable finance charge rates adjust from time to time according to an interest rate index such as the Prime Rate or LIBOR. We may reprice accounts at our discretion and in accordance with the terms of the applicable cardholder agreement. An account may have promotional pricing, including an introductory period during which a low or zero percent finance charge rate is charged for a specified duration on specified types of transactions, after which the introductory rate generally is converted to a higher rate. Some accounts may have non-introductory promotional pricing for specified types of balances or account transactions.
      We continually monitor the credit quality of our business credit card accounts and adjust the pricing and/or credit line size on an account based on a variety of factors, including changes in a cardholder’s credit standing and other factors that could indicate a risk of future nonpayment. To discourage delinquent payments, we assess late fees and use “penalty pricing” which automatically increases the finance charge rate assessed on any account that is in default in accordance with the terms of the applicable cardholder agreement. The amount by which the finance charge rate is automatically increased may vary.

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

Customer Service and Support
We maintain several channels of communication and support for our customers, including a toll-free phone number, on-line account management, secure message center, postal and facsimile services. We maintain multi-site contact centers, currently located in Horsham, Pennsylvania and Draper, Utah. Our contact centers are managed so that functions can be performed seamlessly regardless of geographic location. Customer contacts are distributed across these sites based on service level objectives. In addition, we leverage numerous technology solutions to increase efficiencies, reduce costs and improve customer satisfaction. We use metrics such as first contact resolution and average speed of answer to measure our performance and success.
      Our customer service function works closely with other functions across our organization to achieve seamless service and problem resolution. We are focused on supporting and maintaining our relationships with our existing customers through programs designed to stimulate card usage, enhance customer loyalty and retain existing accounts. Our objective is to maximize every contact opportunity to provide “best in class” service to our customers.

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
      We use a variety of collections strategies to pursue late payments. Our strategies are developed using proprietary models that analyze an array of variables, including payment history, Fair, Isaac and Company (“FICO”) credit score and other credit indicators, to predict the type and timing of collections activity to be implemented for each account in order to optimize our collection efforts. Collection activities include statement messages, formal collection letters and telephone calls, as well as a self service website that our customers can access. We maintain multi-site collection centers, currently located in Horsham, Pennsylvania and Draper, Utah. Efforts to collect delinquent and charged-off accounts are made by our collections staff, supplemented in certain cases by external resources such as collection agencies and attorneys. Accounts that we decide not to pursue through a collection agency or litigation may be sold.
Credit Protection and Related Products
We offer credit protection and related products to our existing business credit card and leasing customers. Our credit protection products include coverage for loss of life, disability, key person departure and involuntary unemployment. A portion of our credit protection and related products are insurance products offered through our insurance subsidiaries. Together with unaffiliated insurance carriers, our life/health and property/casualty insurance subsidiaries, Advanta Life Insurance Company and Advanta Insurance Company, respectively, provide insurance and related products mostly to existing Advanta customers. Our insurance subsidiaries generally reinsure all or a portion of the risks associated with these products or services. Under reinsurance agreements, our insurance subsidiaries assume a proportional quota share of the risk from the unaffiliated insurance carriers. In consideration for assuming these risks, our insurance subsidiaries receive reinsurance premiums equal to the proportional percentage of the net premiums collected by the insurance carriers, less a ceding fee as defined by the reinsurance treaties, and proportional acquisition expenses, premium taxes and loss payments made by the carriers on these risks.
Depository Institutions
We own two depository institutions, Advanta Bank Corp.and Advanta National Bank. Advanta Bank Corp. is an industrial bank chartered under the laws of the State of Utah with its principal executive offices located in Draper, Utah. Advanta Bank Corp.’s principal activity consists of the issuance of our business purpose credit card, the Advanta Business Card, to small businesses and business professionals. Prior to first quarter 2001, Advanta Bank Corp. also was involved in our leasing and mortgage businesses. We no longer operate a mortgage business or originate new equipment leases. However, Advanta Bank Corp. continues to be involved as the servicer of our small ticket equipment leasing business. See “— DISCONTINUED OPERATIONS.”
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
Deposit, Savings and Investment Products
We offer a variety of deposit products such as retail certificates of deposit, large denomination (more than $99,000) certificates of deposit and money market accounts that are insured by the FDIC in accordance with applicable FDIC regulations and limits. At December 31, 2005, we had total deposits of approximately $1.1 billion at our banks, compared to approximately $825 million as of December 31, 2004. Substantially all of the deposits at December 31, 2005 and 2004 were at Advanta Bank Corp. Advanta Bank Corp. generates retail deposits from repeat deposits from existing customers and from new depositors attracted by direct mail solicitations, newspaper and other media advertising, and the internet.
      Since 1951, Advanta Corp. and its predecessor, Teachers Service Organization, Inc., have offered senior unsecured debt securities of the corporation, in the form of RediReserve Variable Rate Certificates and Investment Notes, to retail investors through our retail note program. Advanta Corp. has sold these debt securities, also referred to in this Form 10-K as “retail notes,” predominantly on a direct basis in select states. The RediReserve Variable Rate Certificates are payable on demand and the Investment Notes have maturities that can range from 91 days to ten years. The RediReserve Variable Rate Certificates and Investment Notes are obligations of Advanta Corp. and are not insured or guaranteed by the FDIC or by any other public or private entity. We change the interest rates that we offer frequently, depending on market conditions and our funding needs. Other terms of the debt securities, including the interest rates, may also vary depending on the size of the investment, state of residence of the investor or other factors. At December 31, 2005, approximately $227 million aggregate principal amount of RediReserve Variable Rate Certificates and Investment Notes was outstanding with interest rates ranging from 2.08% to 11.56%.
Venture Capital Investments
We have venture capital investments remaining from our venture capital activities. In recent years, we have limited our new investment activity and we presently do not expect to make significant additional investments. The estimated fair value of our venture capital investments was $1.2 million at December 31, 2005 and $5.3 million at December 31, 2004.
DISCONTINUED OPERATIONS
Advanta Leasing Services
Prior to January 23, 2001, Advanta Leasing Services, a business unit of Advanta, offered flexible lease financing programs to small businesses. The primary products that we offered through our leasing business consisted of leases for small-ticket equipment such as office machinery, security systems and computers. Advanta Leasing Services originated and funded its leases and other equipment financing arrangements through Advanta Bank Corp. Advanta Business Services Corp. conducted the marketing, lease originations, customer service and collections for our leasing business. On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, we decided to cease originating leases. However, we have continued to service the existing lease portfolio.
      At December 31, 2005, we had owned lease receivables of $1.2 million as compared to $15.6 million at December 31, 2004. Based on the terms of the remaining leases, we expect the wind down of the lease portfolio to be complete by January 2007. See Note 20 to the consolidated financial statements for additional financial information about Advanta Leasing Services.
Advanta Mortgage
Effective February 28, 2001, we completed the Mortgage Transaction and no longer operate a mortgage business. In accordance with the terms of the purchase and sale agreement, Buyer acquired substantially all of the assets and operating liabilities associated with our mortgage business for a purchase price, net of operating liabilities assumed by Buyer, exceeding $1 billion. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business through the Closing Date, that were not specifically assumed by Buyer. See “Item 3 — Legal Proceedings” and Note 11 to the consolidated financial statements for a discussion of the resolution of litigation relating to the Mortgage Transaction.
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
Advanta Corp.
Advanta Corp. is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We own Advanta National Bank, which is a “bank” as defined under the BHCA, as amended by the Competitive Equality Banking Act of 1987 (“CEBA”). However, under grandfathering provisions of CEBA, we are not required to register as a bank holding company because Advanta National Bank did not come within the BHCA definition of the term “bank” prior to the enactment of CEBA. Similarly, under CEBA, our other banking subsidiary, Advanta Bank Corp., is not considered a “bank” for purposes of the BHCA. Accordingly, our ownership of Advanta Bank Corp. does not impact our exempt status under the BHCA. Because we are not a bank holding company under the BHCA, we are not subject to examination by the Federal Reserve Board, other than for purposes of assuring continued compliance with the CEBA restrictions discussed below.
      Registration as a bank holding company is not automatic and, if we were to register, it would subject us and our subsidiaries to examination and regulation by the Federal Reserve Board. Advanta Corp. is not required to register as a bank holding company as long as we continue to comply with certain restrictions under CEBA. For example, Advanta National Bank may take demand deposits but may not make commercial loans. In addition, Advanta Corp. would lose its exemption under CEBA if it were to acquire control of more than 5% of the stock or assets of an additional “bank” or “savings association,” as these terms are defined in the BHCA. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”), which became effective on May 12, 2000, includes a provision that gives us the opportunity to cure or remediate an activity that is out of compliance with applicable CEBA restrictions. Under the GLB Act, should Advanta Corp. or Advanta National Bank fail to comply with any of the restrictions applicable to them under CEBA, there is a 180-day right to cure period following receipt of a notice from the Federal Reserve Board. The opportunity to cure or remediate an activity that is out of compliance with CEBA significantly reduces the risk that Advanta Corp. will be required to register as a bank holding company under the BHCA.
Advanta Bank Corp.

Supervision and Regulation
Advanta Bank Corp. is an industrial bank chartered under the laws of the State of Utah. Under its banking charter, Advanta Bank Corp. may make consumer and commercial loans and may accept all FDIC-insured deposits other than demand deposits such as checking accounts. It is a depository institution subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. Applicable federal and state regulations relate to a broad range of banking activities and practices, including minimum capital standards, maintenance of reserves and the terms on which a bank may engage in transactions with its affiliates.
      Advanta Bank Corp. is subject to provisions of federal law which restrict and control its ability to extend credit and provide or receive services between affiliates. In addition, the FDIC has regulatory authority to prohibit Advanta Bank Corp. from engaging in any unsafe or unsound practice in conducting its business.

Capital Requirements
Advanta Bank Corp. is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital,” comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards.

Prompt Corrective Action
Pursuant to provisions of the FDIC Improvement Act of 1991 (“FDICIA”) and related regulations with respect to prompt corrective action, FDIC-insured institutions such as Advanta Bank Corp. may only accept brokered deposits without FDIC permission if they meet specified capital standards, and are subject to restrictions with respect to the interest they may pay on deposits unless they are “well-capitalized.” To be “well-capitalized” under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, a ratio of Tier I capital to risk-weighted assets of not less than 6%, and a ratio of Tier I capital to average assets of not less than 5%. In each case, at December 31, 2005, Advanta Bank Corp. met the capital requirements of FDICIA and had capital at levels a bank is required to maintain to be classified as “well capitalized” under the regulatory framework for prompt corrective action. See Note 14 to the consolidated financial statements.
Advanta National Bank

Supervision and Regulation
Advanta National Bank is subject to regulation and periodic examination, primarily by the Office of the Comptroller of the Currency (the “OCC”). The OCC’s regulations relate to a broad range of banking practices, including maintenance of reserves, the maintenance of certain financial ratios and the terms on which a bank may engage in transactions with its affiliates. As a national bank, Advanta National Bank is also subject to provisions of federal law which restrict its ability to extend credit to its affiliates or pay dividends to Advanta Corp.

Capital Requirements
Advanta National Bank is subject to the FFIEC capital adequacy guidelines described above. See “— Advanta Bank Corp. — Capital Requirements.”

Prompt Corrective Action
Advanta National Bank is subject to FDICIA provisions and related regulations with respect to prompt corrective action and the taking of brokered deposits, as described above. See “— Advanta Bank Corp. — Prompt Corrective Action.” Presently, pursuant to its agreement with the OCC, Advanta National Bank is required to maintain capital in excess of the minimum regulatory standards. At December 31, 2005, Advanta National Bank had capital at levels a bank is required to maintain to be classified as “well-capitalized” under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of “well-capitalized” because of the existence of its agreement with the OCC, even though it has achieved the higher imposed capital ratios required by the agreement with the OCC. See Note 14 to the consolidated financial statements and “— Regulatory Agreements.”

Regulatory Agreements
In 2000, Advanta National Bank reached agreements with its bank regulatory agency, primarily relating to the bank’s subprime lending operations. The agreements established temporary asset growth limits at Advanta National Bank, imposed restrictions on taking brokered deposits and required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards. In 2001, Advanta National Bank entered into an additional agreement with its regulatory agency regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction, and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to a ratio of 12.7% for Tier 1 and total capital to risk-weighted assets, and to a ratio of 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement prohibits the payment of dividends by Advanta National Bank without prior regulatory approval. Management believes that Advanta National Bank was in compliance with its regulatory agreement at December 31, 2005.
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
      The State of Arizona has adopted minimum risk-based capital standards for insurance companies, as developed by the National Association of Insurance Commissioners. Risk-based capital is the quantification of an insurer’s investment, underwriting, reserve and business risks in relation to its total adjusted capital and surplus. The ratio of an insurer’s total adjusted capital and surplus is compared to various levels of risk-based capital to determine what intervention, if any, is required by either the insurance company or an insurance department. At December 31, 2005, our insurance subsidiaries met all risk-based capital standards and required no intervention by any party.
      Our insurance subsidiaries reinsure risks using underwriting insurance practices and rates which are regulated in part or fully by state insurance departments. State insurance departments continually review and modify these rates based on prior historical experience. Any modifications may impact the future profitability of our insurance subsidiaries.

Legislative and Regulatory Developments
Congress is considering legislation that would enhance the authority for banks to pay interest on business checking accounts and to fully implement interstate banking. With respect to both of these legislative proposals, there are initiatives under consideration that would limit their applicability so that they would not apply to state-chartered industrial banks, such as Advanta Bank Corp. If the proposals were to be adopted with such limitations, unless there is an exemption that would apply to Advanta Bank Corp., it may cause Advanta Bank Corp. to lose future flexibility in branch locations or its ability to offer new deposit products. Two states, Illinois and Virginia, are considering legislation which would limit the ability of industrial banks to branch into these states or acquire local banks. Congress is also considering limiting the ability of commercial firms that are ineligible to own banks under the BHCA from chartering industrial banks. The definition of “commercial” firms used in the proposed legislation includes companies such as Advanta Corp. that, although principally engaged in the financial services business, have not registered with the Federal Reserve Board as a bank holding company or a financial services holding company. Enactment of this limitation might also restrict Advanta Bank Corp.’s flexibility in the future. Legislation has also been introduced that would require the owners of industrial banks to register as a bank holding company within five years of enactment.
      Additionally, Congress and state legislatures as well as government regulatory agencies are considering legislative and regulatory initiatives related to credit scoring disclosure, minimum monthly payments, interchange fees and other aspects of credit card lending and marketing. While these are generally directed at consumer transactions, it is possible that if any were to become effective they could impact small business and other business purpose lending. Other legislative initiatives under consideration that could impact our business, including the manner in which we conduct our business, include: proposals to impose additional anti-money laundering requirements; proposals dealing with data security, notification of customers in the event of data breach, as well as specific initiatives dealing with identity theft. While we are highly regulated by state and federal banking agencies, some of these proposals may impact, data warehousers, vendors and other third parties with whom we do business.
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
COMPETITION
As a marketer of credit products, we face intense competition from numerous financial services providers. Within the highly competitive bank credit card industry there is increased competitive use of advertising, target marketing and pricing competition with respect to finance charge rates, cardholder fees and rewards programs. Many of our competitors are substantially larger and have more capital and other resources than we do. In addition, there has been a trend toward consolidation among credit card issuers in recent years which has resulted in even larger competitors and could lead to more intense competition. Competition among lenders can take many forms, including convenience in obtaining a loan, the size of their existing customer base and the ability to cross sell products to that customer base, intellectual property rights, customer service, rewards programs, size of loans, finance charge rates and other types of finance or service charges, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender. We have chosen not to compete in all areas of the bank credit card industry, but have focused on business purpose credit for small businesses and business professionals. We have responded to competition in this segment by offering credit cards tailored to the particular needs of our customers with promotional pricing, including low or zero finance charge rates, and competitively structured rewards programs. We also have responded by developing marketing strategies for our business purpose credit cards that are designed to attract and retain high credit quality customers. Although we believe we are generally competitive in most of the geographic areas in which we offer our products and services, there can be no assurance that our ability to market our products and services successfully or to obtain an adequate yield on our business purpose credit cards will not be impacted by the nature of the competition that now exists or may develop. See “Risk Factors.”
      In seeking investment funds from the public, including through our retail notes program, we face competition from banks, savings institutions, money market funds, mutual funds, credit unions and a wide variety of private and public entities that sell debt securities, some of which are publicly traded. Many of our competitors are larger and have more capital and other resources than we do. Competition relates to matters such as: rate of return, collateral, insurance or guarantees applicable to the investment, if any; the amount required to be invested; credit ratings, if any, on the investment; convenience and the cost to and conditions imposed upon the investor in investing and liquidating the investment, including any commissions which must be paid or interest forfeited on funds withdrawn; customer service; service charges, if any; and the taxability of interest. See “Risk Factors.”
EMPLOYEES
As of December 31, 2005, we had 878 employees. We believe that we have good relationships with our employees. None of our employees is represented by a collective bargaining unit.
AVAILABLE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.
      Our principal internet address is http://www.advanta.com. We make our annual, quarterly and current reports, and amendments to those reports, available free of charge on or through http://www.advanta.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
We have included or incorporated by reference in this Annual Report on Form 10-K statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements are not historical facts but instead are based on certain assumptions by management and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to, among other things, anticipated earnings per share; anticipated growth in loans outstanding and credit card accounts; anticipated net interest margins; anticipated operating expenses and employment growth; the level of new account acquisitions, customer spending and account attrition; anticipated payment rates of outstanding loans; anticipated marketing and other operating expense; estimated values of and anticipated cash flows from our retained interests in securitizations; industry trends; our ability to replace existing credit facilities and securitization financing, when they expire or terminate, with appropriate levels of funding on similar terms and conditions; the value of the investments that we hold; anticipated delinquencies and charge-offs; realizability of net deferred tax asset; anticipated outcome and effects of litigation and other future expectations of Advanta. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “believe,” “will likely result,” “projected,” “may,” or other similar words or phrases. The cautionary statements provided below are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act for any such forward-looking information.
      Forward-looking statements are subject to various assumptions, risks and uncertainties which change over time, and speak only as of the date they are made. We undertake no obligation to update any forward-looking information. However, any further disclosures made on related subjects in our subsequent reports filed with the SEC, including our Reports on Forms 10-K, 10-Q and 8-K, should be consulted. We caution readers that any forward-looking statement provided by us is not a guarantee of future performance and that actual results may be materially different from those in the forward-looking information. In addition, future results could be materially different from historical performance. See “Item 1A. Risk Factors” for further discussion of important factors that could cause actual results to differ from those in the forward-looking statements.

Item 1A.	Risk Factors
We may make changes in the terms of our business credit card accounts that could negatively affect our results of operations and profitability. We have the right to change the terms of our agreements with our cardholders, including the finance charge rates and the other fees and charges which will be applicable from time to time on the accounts, the applicable minimum monthly payment required on the accounts and various other terms. As a result of changes in applicable law, changes in the marketplace, prudent business practice or other reasons, we may decide to increase or decrease finance charge rates or other fees and charges for existing accounts, or to take actions that would otherwise change the terms of the accounts. Changes in the terms of our business credit card accounts may cause account attrition or changes in customer behavior, such as credit card use, payment patterns and rates of delinquencies and charge-offs, which can negatively affect our results of operations and profitability. Changes in the finance charges and the other fees and charges assessed on the accounts and changes in minimum monthly payments required may affect the effective yield on the accounts and could negatively impact our results of operations and profitability.
Marketing with low introductory or promotional rates may result in account attrition when these rates expire. A portion of our business credit card accounts have introductory or promotional finance charge rates which are generally at low levels during an initial or other specified period and which generally rise to higher rates after the initial or other specified period expires. Accounts with these introductory or promotional rate features are subject to a risk that cardholders who were attracted by the low introductory or promotional rates will transfer account balances or shift credit card spending to other credit card accounts having a lower rate when our introductory or promotional rate period expires. There can be no assurance that our efforts to retain these accounts will be successful and that there will not be significant attrition in these accounts.
Changes in our product offerings and features could negatively affect our ability to originate and retain customer relationships and may reduce our profitability. We use competitively-priced product offerings, including promotional pricing and rewards programs, in our marketing campaigns. Changes to our product offerings, including changes in rewards program terms, changes in introductory and promotional pricing levels or changes to other product features, may result in changes in customer behavior, such as levels of credit card use and payment patterns, that could negatively impact our profitability. In addition, changes to our product offerings, such as those described above, may negatively affect our ability to attract and retain high credit quality customers.
If we are unable to develop, introduce or offer new or competitive products, our ability to generate new accounts and compete effectively could be adversely affected. Many factors could prevent us from developing, introducing or offering new or competitive products, including our inability to obtain licenses for intellectual property rights or to obtain them at acceptable costs, the failure of or delay in cardholders’ acceptance of our products or services, losses associated with the testing and implementation of new products or services or financial, legal or other difficulties arising in the course of implementing new products or services. If we are unable to successfully develop, acquire, produce, test, market and offer new or competitive products and services, it could adversely affect our competitive position, including our ability to generate new accounts and to generate receivables in existing accounts.
The failure or insolvency of third party service providers may disrupt our business operations and adversely affect our results of operations and financial condition. We rely on third parties to provide services that are critically important to our business credit card business. For example, we rely on third parties to provide all credit card processing functions, and to supply FICO scores and other credit-related data and information about our potential and existing customers. If any third party providing services critical to our business were to fail or become insolvent, or if we were unable to renew expiring agreements with such parties on mutually acceptable terms, our business operations, results of operations and financial condition could be adversely impacted.
We face intense competition in the credit card industry which could negatively impact our ability to generate new accounts and receivables. Advanta Business Cards competes in the credit card industry where there is increased competitive use of advertising, target marketing and pricing competition with respect to finance charge rates, cardholder fees and rewards programs. Many of our competitors are substantially larger and have more capital and other resources than we do. Competition among lenders can take many forms, including convenience in obtaining a loan, the size of their existing customer base, the ability to cross-sell products to that customer base, intellectual property rights, customer service, rewards programs, size of loans, finance charge rates and other types of finance or service charges, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender. In addition, there has been a trend toward consolidation among credit card issuers in recent years which has resulted in even larger competitors and which could lead to more intense competition. These competitive pressures may negatively impact our ability to market our products effectively, generate new business credit card receivables and our profitability.
If we are unable to attract and retain talented employees our business could be adversely affected. Our success depends on our ability to attract and retain talented employees. Competition for talented personnel is intense. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver our products and services may be adversely affected.
Legislative and regulatory developments may affect our business operations and ability to generate new accounts. Banking, finance and insurance businesses in general are the subject of extensive regulation at the state and federal levels, and numerous legislative and regulatory proposals are advanced each year which, if adopted, could affect our profitability or the manner in which we conduct our activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the federal or state proposals will become law.

      The credit card industry is also highly regulated by federal and state laws. These laws affect how loans are made, enforced and collected. The United States Congress and state legislatures may pass new laws, or may amend existing laws, to regulate further the credit card industry or to reduce finance charges or other fees applicable to credit card accounts. This could make it more difficult for us to change the terms of our existing business credit card accounts or to collect business credit card receivables and could decrease our income and profitability.
      In recent years certain industry groups and consumers have expressed concerns about interchange rates related to Visa® and MasterCard® credit and debit transactions and about increases in the interchange rates. In some other countries, regulators have taken actions to challenge or reduce interchange rates and certain other fees banks charge on transactions. While there is no specific imminent regulatory action pending to restrict interchange rates in the United States, interchange rates have also been the topic of increased Congressional and regulatory interest. Also in the United States, several suits have been filed by various merchants alleging that the establishment of interchange rates violates the antitrust laws. Any restriction on or reduction in interchange rates would reduce the amount of interchange paid to us and could have an adverse effect upon our results of operations and financial position.
      Federal and state legislatures as well as government regulatory agencies are considering legislative and regulatory initiatives related to enhanced credit scoring disclosure, interchange rates, data security, penalty pricing, minimum monthly payments and other aspects of credit card lending, marketing and operations. While many of these initiatives are generally directed at consumer transactions, it is possible that if any were to become effective they could impact small business lending and accordingly, could make compliance more difficult and expensive and could negatively affect our operating results and the manner in which we conduct our business.
Actions by bank regulatory authorities could affect the manner in which we conduct our business and our financial condition. We conduct our business credit card business through Advanta Bank Corp., a Utah chartered industrial bank that is subject to regulatory oversight and examination by both the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions. We also own Advanta National Bank, a national banking association that is subject to regulatory oversight primarily by the Office of the Comptroller of the Currency. Both banks are subject to provisions of federal law that regulate their activities and require them to operate in a safe and sound manner. The effects of, and changes in, the level of regulatory scrutiny, regulatory requirements and initiatives, including mandatory and possible discretionary actions by federal and state regulators, restrictions and limitations imposed by banking laws, examinations, audits and possible agreements between the bank and its regulators may affect the operations of the bank and our financial condition. See “Item 1. Business — Government Regulation” for further discussion.
      We have procedures to comply with applicable local, state and federal laws, rules and regulations and we believe that we comply in all material respects with these requirements. We incur substantial costs and expenses in connection with our compliance programs and efforts. Changes in or the adoption of additional or more restrictive laws, rules and regulations applicable to us could make compliance more difficult and expensive. Failure to comply with applicable statutory and regulatory requirements can lead to, among other remedies, class action lawsuits and administrative enforcement actions.
Legal proceedings against us may result in adverse outcomes. We are now and in the future may become subject to a variety of legal proceedings, including class action lawsuits, other litigation and claims arising in the ordinary course of business or discontinued operations. The costs we incur in defending ourselves or associated with settling any of these proceedings, as well as a material final judgment, injunction or decree against us, could materially adversely affect our financial condition or our ability to conduct our business. The results of litigation are difficult to predict and there can be no assurance that legal proceedings will not have a material adverse impact on our results of operations or financial condition. See “Item 3. Legal Proceedings” and Note 11 to the consolidated financial statements for further discussion.
Changes in accounting may affect our reported earnings and results of operations. U.S. generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, interpretations and practices for many aspects of our business are complex and involve subjective judgments, such as accounting for the allowance for receivable losses, securitization income, business credit card rewards programs, income taxes and discontinued operations. Changes in these estimates or changes in other accounting rules and principles, or their interpretation, could significantly change our reported earnings and operating results, and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to the consolidated financial statements for further discussion.
If third parties claim we infringe their intellectual property rights it could negatively impact our business and financial position. From time to time we receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow. Responding to these claims may require us to: enter into royalty and licensing agreements on less favorable terms; develop non-infringing products, services or business methods or operations; or pay damages or satisfy indemnification commitments under contractual provisions. If we are required to do any of these things, our operating results and financial position may be negatively impacted.
Changes in tax laws and outcomes of tax audits may affect our tax liabilities and financial condition. We are subject to federal income taxes as well as income and other business taxes in certain state and local jurisdictions. Significant judgment is required in determining our provision for income and other business taxes. In the ordinary course of our business, there are circumstances where the ultimate tax determination is uncertain. Our tax returns and filings are regularly under audit or examination by tax authorities. Although we believe our tax estimates are appropriate, the final determination of tax audits or examinations, and any related litigation, as well as changes in tax laws, rates, regulations, or interpretations of any of the foregoing, could materially affect our tax liabilities and financial condition.
Changes in interest rates may reduce our profitability. Fluctuations in interest rates, whether caused by changes in economic conditions or other factors, may affect our profitability. Our cost of funding our business is influenced by market interest rates because the interest rates we pay on our business credit card securitizations and on our deposits are influenced by market interest rates. A portion of our business credit card receivables are effectively at a fixed rate because of the nature of the pricing of the accounts or because the cardholder pays the balance in full each month. Therefore, an increase in market interest rates could reduce our net interest income and/or our securitization income. Changes in interest rates can also affect the value of our assets and liabilities.
Social, economic, environmental and geographic factors can affect levels of customer spending, credit card payments and other customer behaviors in ways that could negatively impact our asset quality and profitability. A variety of social, economic, environmental and geographic factors can adversely affect customer behaviors, such as levels of credit card use and payment patterns. Social factors include changes in confidence levels and attitudes toward incurring debt, the public’s perception of the use of credit cards and the stigma of bankruptcy. Economic factors include the rates of inflation, the unemployment rates and the relative interest rates offered for various types of loans. In addition, acts of terrorism in the United States and the political and military response to any such events may have an adverse effect on general economic or environmental conditions, business confidence and spending and general market liquidity. Geographic factors may include adverse changes in economic and environmental conditions in states where cardholders are located which could have a direct impact on the timing and amount of payments on the accounts. Any of these factors could negatively impact the performance of our business credit card portfolio and our profitability through, among other things, lower new account originations, lower credit card use, increases in delinquencies, increases in the number of customers seeking protection under the bankruptcy laws and increases in credit losses.
Market conditions and other factors beyond our control could negatively impact the availability and cost of funding for our operations. We fund our businesses through diversified sources including securitizations, deposits at our bank subsidiaries and sales of debt securities. To generate cash for the funding of our operations we rely on our ability to combine and sell business credit card receivables as asset-backed securities through transactions known as securitizations. At December 31, 2005, off-balance sheet securitized receivables represented 59% of our funding. Our ability to complete securitizations depends upon:

•	general conditions in the securities markets;

•	specific conditions in the asset-backed securities markets; and

•	the quality of our business credit card portfolio.
      Adverse changes in these market conditions or the quality of our loan portfolio may disrupt the timing of our securitization transactions and impair our ability to complete securitizations on terms that are satisfactory to us. Although securitizations are not our only source of cash to fund our operations, any substantial reduction in our ability to complete securitizations could negatively impact our results of operations and financial condition.
      Currently our debt is rated below investment grade. Non-investment grade ratings of our debt from rating agencies could make it more difficult and more costly for us to sell debt or equity securities in the capital markets. Continuation of our below investment grade ratings or a down-grade of any of the ratings of our debt may negatively affect, among other things, our ability to borrow or raise funds on terms that we consider favorable to us. If we are unable to obtain funding on favorable terms, it may negatively impact our ability to fund our operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
At December 31, 2005, Advanta had no owned real property and total leased office space was approximately 340,028 square feet, as described below. Advanta leases approximately 109,511 square feet in Spring House, Pennsylvania for its principal executive and corporate offices and for use by Advanta Business Cards. In Horsham, Pennsylvania, Advanta leases approximately 110,000 square feet in one building for Advanta Business Cards operations and certain Advanta Bank Corp. and corporate staff functions, and approximately 12,000 square feet in a second building for storage space. Advanta also leases approximately 12,350 square feet of office space in Gibbsboro, New Jersey for leasing and Advanta Business Cards operations. In Wilmington, Delaware, Advanta leases approximately 18,545 square feet of office space for Advanta National Bank and for corporate and Advanta Business Cards operations. Advanta also leases approximately 72,238 square feet of office space in Draper, Utah for Advanta Bank Corp., reflecting an increase of 16,523 square feet of office space from the prior year. In Salt Lake City, Utah, Advanta leases approximately 1,939 square feet of office space for the retail note program. In Washington, D.C., Advanta leases approximately 100 square feet of office space for its government relations office, and in Las Vegas, Nevada, Advanta subleases approximately 100 square feet of office space in connection with its securitization activities.
      We closed an operational location of our venture capital segment in first quarter of 2004 which consisted of 3,345 square feet in New York, New York. This location is currently being sublet to an unrelated third party until our lease for this location and, accordingly, the sublease expire on November 30, 2006.

Item 3.	Legal Proceedings
All outstanding litigation between Advanta and Fleet was dismissed in February 2005, consistent with the terms of the May 28, 2004 agreement between Advanta and Bank of America. See further discussion in Note 17 to the consolidated financial statements.
      On September 8, 2005 the U.S. District Court for the District of Delaware (the “District Court”) entered its judgment on the complaint that Chase Manhattan Mortgage Corporation (“Chase”) filed against Advanta Corp. and certain of its subsidiaries on July 26, 2001 (the “2001 Litigation”). The 2001 Litigation was related to the Mortgage Transaction in February 2001. The District Court denied all of Chase’s claims of fraud and negligent misrepresentation, and a number of its contract claims. The District Court rejected

Chase’s claims for damages of over $88 million plus interest, except for one contract claim of $17.5 million plus interest. The District Court ruled in our favor for $824 thousand plus interest on our counterclaim against Chase which, as described in the paragraph below, we agreed not to collect pursuant to the Chase II Settlement (defined below). Neither party appealed the District Court’s ruling. We paid $16.8 million to Chase in the fourth quarter of 2005, which was net of $8.75 million payable to us pursuant to the Chase II Settlement discussed below. We recorded a pretax loss on discontinuance of the mortgage business of $25.5 million in the year ended December 31, 2005 as a result of the District Court’s ruling in the 2001 Litigation.
      On September 2, 2005, Advanta and Chase reached a settlement regarding the contract claims and counterclaims raised by Chase and Advanta in federal and state courts in separate litigation commenced during 2004 relating to the Mortgage Transaction (the “2004 Litigation”). As part of the settlement of the 2004 Litigation (the “Chase II Settlement”), Chase agreed to pay $8.75 million to us. This amount was applied against amounts payable to Chase by us resulting from the District Court’s ruling in the 2001 Litigation. As part of the Chase II Settlement, the parties agreed to dismiss with prejudice the claims and counterclaims comprising the 2004 Litigation. We recorded a pretax gain on discontinuance of the mortgage business of $3.1 million in the year ended December 31, 2005 as a result of the Chase II Settlement.
      Since June 20, 2001, Advanta Mortgage Corp. USA (“AMCUSA”) and Advanta Mortgage Conduit Services, Inc. (“AMCSI”), subsidiaries of Advanta Corp., have been involved in arbitration before the American Arbitration Association in San Francisco, California brought by Goodrich & Pennington Mortgage Fund, Inc. (“GPMF”), a participant in one of the programs of our former mortgage business. GPMF’s asserted claims in the arbitration included allegations that AMCUSA and AMCSI failed to provide information and documentation under the former mortgage program and various claims concerning GPMF’s relationship with AMCUSA and AMCSI. After several interim awards, on January 24, 2006, the arbitrator issued a final award in favor of AMCUSA and AMCSI rejecting all of GPMF’s claims. The arbitrator further held that AMCUSA and AMCSI were the prevailing parties in the arbitration and that AMCUSA and AMCSI are entitled to recover their reasonable attorneys’ fees and costs. GPMF has filed a petition in California state court seeking to vacate the arbitration final award and requesting a new arbitration hearing. AMCUSA and AMCSI plan to file a petition to confirm the arbitration award as a judgment in the first quarter of 2006. Also, on July 5, 2005, GPMF filed an action in California state court against the American Arbitration Association seeking damages relating to the arbitrator’s fees and injunctive relief to prevent entry of the arbitrator’s ruling and award in favor of AMCUSA and AMCSI; this action is still pending. We do not expect this arbitration to have a material adverse effect on our financial position or results of operations.
      In addition to the cases described above, Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations.
      Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our financial position or results of operations based on our current expectations regarding the ultimate resolutions of these existing actions after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that actual results will differ from our estimates. We have established reserves for estimated future legal costs for litigation or arbitration matters related to discontinued operations.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.
Executive Officers of the Registrant
The applicable Board of Directors elected each of the executive officers of Advanta Corp. and its subsidiaries listed below, to serve at the pleasure of the Board in the capacities indicated.

Name	Age	Office	Date Elected

Dennis Alter	63	Chairman of the Board and Chief Executive Officer	1972
William A. Rosoff	62	Vice Chairman of the Board and President	1996
Philip M. Browne	45	Senior Vice President and Chief Financial Officer	1998
Christopher J. Carroll	46	Chief Credit Officer	2001
John F. Moore	54	President, Advanta Bank Corp.	2004
David B. Weinstock	41	Vice President and Chief Accounting Officer	2001
      Mr. Alter became Executive Vice President and a Director of Advanta Corp.’s predecessor organization in 1967. He was elected President and Chief Executive Officer in 1972, and Chairman of the Board of Directors in August 1975. Mr. Alter has remained as Chairman of the Board since August 1975. In February 1986, he relinquished the title of President, and in August 1995, he relinquished the title of Chief Executive Officer. In October 1997, Mr. Alter reassumed the title of Chief Executive Officer.
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
      Mr. Moore joined Advanta Corp. in 1986 as Assistant Treasurer. In addition to serving as Assistant Treasurer, from January 2001 until January 2004, Mr. Moore also served as Advanta Corp.’s Managing Director, Retail Funding. In June 2002, Mr. Moore was elected as Director and Vice President of Advanta National Bank. In January 2004, Mr. Moore was elected President of Advanta Bank Corp.
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
      Following are the high, low and closing prices and cash dividends declared for the last two years as they apply to each class of stock:

				Cash
				Dividends
Quarter Ended:	High	Low	Close	Declared

Class A:
March 31, 2004	$16.88	$12.92	$16.83	$0.063
June 30, 2004	23.21	15.43	21.93	0.095
September 30, 2004	23.55	19.73	22.80	0.095
December 31, 2004	24.19	20.34	22.62	0.095
March 31, 2005	$22.80	$20.23	$20.80	$0.095
June 30, 2005	27.19	20.49	25.89	0.113
September 30, 2005	28.75	24.34	26.06	0.113
December 31, 2005	31.30	22.62	30.13	0.113

Class B:
March 31, 2004	$16.90	$12.55	$16.50	$0.076
June 30, 2004	24.12	15.13	22.92	0.113
September 30, 2004	24.44	20.30	24.19	0.113
December 31, 2004	26.07	21.68	24.27	0.113
March 31, 2005	$24.70	$21.84	$23.00	$0.113
June 30, 2005	29.44	22.48	28.16	0.136
September 30, 2005	30.96	26.65	28.23	0.136
December 31, 2005	33.06	24.76	32.44	0.136
      At March 1, 2006, Advanta Corp. had approximately 205 and 372 holders of record of Class A and Class B common stock, respectively.
      In November 2004, our Board of Directors approved a 20% increase in the regular quarterly cash dividends beginning with the dividends payable in the second quarter of 2005. As a result of this increase, quarterly dividends declared for Class A Common Stock and Class B Common Stock increased to and are currently 11.34 cents per share and 13.61 cents per share, respectively. Although we anticipate that cash dividends will continue to be paid in the future, the payment of future dividends by Advanta will be at the discretion of the Board of Directors and will depend on numerous factors including Advanta’s cash flow, financial condition, capital requirements, restrictions on the ability of subsidiaries to pay dividends to Advanta Corp. and such other factors as the Board of Directors deems relevant. See “Part I, Item 1 — Government Regulation,” “Part I, Item 1A — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Analysis of Financial Condition.”

Item 6.	Selected Financial Data

($ in thousands, except per share amounts)	Year Ended December 31,

	2005	2004	2003	2002	2001

Summary of Operations(1)
Interest income	$139,601	$106,709	$108,361	$103,604	$127,935
Interest expense	57,586	45,577	48,308	47,580	82,470
Noninterest revenues	290,840	287,841	268,541	240,101	178,876
Provision for credit losses	40,297	42,368	45,423	40,906	35,976
Operating expenses	243,058	234,298	225,165	201,741	180,186
Minority interest in income of consolidated subsidiary	0	0	8,880	8,880	8,880
Unusual charges(2)	0	0	0	0	41,750
Gain (loss) on transfer of consumer credit card business	67,679	0	0	(43,000)	0
Income (loss) before income taxes	157,179	72,307	49,126	1,598	(42,451)
Income (loss) from continuing operations	116,689	44,273	30,213	(15,572)	(30,456)
Loss from discontinued operations, net of tax	0	0	0	0	(8,438)
(Loss) gain, net, on discontinuance of mortgage and leasing businesses, net of tax	(6,260)	468	(1,968)	(8,610)	(31,639)
Net income (loss)	110,429	44,741	28,245	(24,182)	(70,533)

Per Common Share Data
Basic income (loss) from continuing operations:
Class A	$4.34	$1.69	$1.19	$(0.69)	$(1.23)
Class B	4.47	1.80	1.29	(0.59)	(1.17)
Combined(3)	4.43	1.76	1.25	(0.63)	(1.19)
Diluted income (loss) from continuing operations:
Class A	3.99	1.57	1.16	(0.69)	(1.23)
Class B	4.04	1.62	1.23	(0.59)	(1.17)
Combined(3)	4.02	1.60	1.21	(0.63)	(1.19)
Basic net income (loss):
Class A	4.11	1.71	1.11	(1.03)	(2.79)
Class B	4.23	1.82	1.21	(0.94)	(2.73)
Combined(3)	4.19	1.78	1.17	(0.97)	(2.75)
Diluted net income (loss):
Class A	3.77	1.58	1.08	(1.03)	(2.79)
Class B	3.82	1.64	1.16	(0.94)	(2.73)
Combined(3)	3.81	1.62	1.13	(0.97)	(2.75)
Cash dividends declared:
Class A	0.435	0.347	0.252	0.252	0.252
Class B	0.522	0.416	0.302	0.302	0.302
Book value-combined	18.74	14.90	13.87	13.11	14.20
Closing stock price:
Class A	30.13	22.62	12.93	8.98	9.94
Class B	32.44	24.27	12.72	9.39	9.10

Financial Condition — Year End
Investments(4)	$574,839	$482,917	$480,935	$503,479	$476,568
Gross business credit card receivables:
Owned	879,468	730,483	518,040	445,083	416,265
Securitized	2,880,401	2,564,147	2,463,747	2,149,147	1,626,709

Managed(5)	3,759,869	3,294,630	2,981,787	2,594,230	2,042,974
Total owned assets	2,127,403	1,692,924	1,698,444	1,681,613	1,636,680
Deposits	1,070,572	825,273	672,204	714,028	636,915
Debt	226,856	265,759	314,817	315,886	323,582
Subordinated debt payable to preferred securities trust	103,093	103,093	103,093	0	0
Trust preferred securities	0	0	0	100,000	100,000
Stockholders’ equity	515,437	392,194	341,207	321,313	366,299

($ in thousands, except per share amounts)	Year Ended December 31,

	2005	2004	2003	2002	2001

Selected Financial Ratios
Return on average assets	5.61%	2.81%	1.45%	(1.50)%	(3.39)%
Return on average common equity	23.06	12.18	8.59	(6.74)	(17.50)
Return on average total equity	23.04	12.19	8.61	(6.68)	(17.42)
Equity/owned assets	24.23	23.17	20.09	19.11	22.38
Equity/managed assets(6)	10.52	9.44	8.38	8.34	10.38
Dividend payout(7)	12.32	23.79	26.78	N/M	N/M
As a percentage of owned business credit card receivables:
Total receivables 30 days or more delinquent	2.68	3.87	4.88	5.26	6.74
Net principal charge-offs	5.37	6.38	7.42	7.92	7.16

(1)	The results of the mortgage and leasing businesses are reported as discontinued operations in all periods presented.

(2)	2001 amounts included severance, outplacement and other compensation costs associated with restructuring our corporate functions commensurate with the ongoing businesses as well as expenses associated with exited businesses and asset impairments.

(3)	Combined represents net income (loss) allocable to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

(4)	Includes federal funds sold and investments available for sale.

(5)	See “Securitization Income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of managed data to the most directly comparable GAAP financial measure and a description of why management believes managed data is useful to investors.

(6)	See “Liquidity, Capital Resources and Analysis of Financial Condition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of managed assets to on-balance sheet assets and a description of why management believes the ratio of equity to managed assets is useful to investors.

(7)	The dividend payout ratio for the years ended December 31, 2002 and 2001 is negative and, therefore, not meaningful.
N/ M  — Not Meaningful

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Our primary business segment is Advanta Business Cards, which is one of the nation’s largest issuers (through Advanta Bank Corp.) of business purpose credit cards to small businesses and business professionals. Our business credit card accounts provide approved customers with unsecured revolving business credit lines. Advanta Business Cards revenue is generated through interest earned on outstanding balances, interchange income, balance transfer fees, cash usage fees and other fees. Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we completed our exit from the mortgage business, announced the discontinuance of our leasing business, and restructured our corporate functions to a size commensurate with our ongoing businesses. Changes in estimate related to our exit from the mortgage business and discontinuance of the leasing business are reported as discontinued operations for all periods presented. The results of our ongoing businesses are reported as continuing operations for all periods presented.
      Our strategy in Advanta Business Cards is to maximize long-term profits by attracting and retaining high credit quality customers and deepening our customer relationships. Our marketing campaigns are designed to achieve our strategy by utilizing competitively-priced product offerings, including promotional pricing and rewards programs. We have designed our recent credit card product offerings to be the best combinations of pricing, rewards and customer service features for small businesses and business professionals. We use a targeted approach to market segments, aiming to anticipate the distinct needs of various small businesses and business professionals, and to offer products and services that are useful to them, based on their specific needs. Our strategy also involves strengthening and deepening our relationships with our existing customers through our rewards programs, tailored promotional offers, on-line account management tools and customer service.
      Our primary competitors are among the largest issuers of credit cards in the United States. We believe our focus on small businesses and business professionals, as well as our experience in serving this market, provide us with a competitive advantage as compared to these larger competitors. Small business credit cards generally represent a less significant business to our competitors than their consumer credit card portfolios. We believe that our focus and size enable us to quickly respond to the market environment. The small business credit card market has grown significantly in the past several years. We expect the migration of small businesses to business credit cards from consumer credit cards and increased usage of business credit cards as a payment vehicle to generate continued growth.
      While the current market environment presents opportunities for us, it also presents us with inherent and specific challenges. The competitive environment in the credit card industry affects our ability to attract and retain high credit quality customers and deepen our customer relationships. The general economic environment in the United States may also affect our results. We believe that a continued favorable U.S. economy could favorably impact the credit quality of our receivables and increase customer activity, while deterioration in the U.S. economy could negatively impact the credit quality of our receivables and decrease customer activity. Increased competition and additional improvement in the U.S. economy could result in lower net interest margin that we believe would be partially offset by increases in customer activity and further improvements in the credit quality of our receivables. In response to these challenges, we continue to develop and refine our product offerings and strategies to assist us with originating and retaining profitable relationships with high credit quality customers. As part of our response, we may test new means of marketing to complement our direct mail offers and develop additional offerings to meet and anticipate the needs of small businesses and business professionals.

      Income from continuing operations includes the following business segment results for the years ended December 31:

($ in thousands, except per share amounts)	2005	2004	2003

Pretax income (loss):
Advanta Business Cards	$88,905	$75,182	$56,250
Other(1)	68,274	(2,875)	(7,124)

Total pretax income	157,179	72,307	49,126
Income tax expense	40,490	28,034	18,913

Income from continuing operations	$116,689	$44,273	$30,213

Per combined common share, assuming dilution	$4.02	$1.60	$1.21

(1)	Other for 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business.
      Advanta Business Cards pretax income increased for the year ended December 31, 2005 as compared to 2004 due to growth in average owned and securitized receivables, higher transaction volume, improved asset quality resulting in decreases in credit loss rates on owned and securitized receivables and decreases in operating expenses as a percentage of owned and securitized receivables. These favorable impacts were partially offset by a decline in yields and higher cost of funds on securitized receivables. We have competitively-priced our product offerings, including promotional pricing and rewards, to selectively attract and retain high credit quality customers and to respond to the competitive environment. We are experiencing the benefits of high credit quality customers through lower delinquency and credit loss rates and increased transaction volume. Advanta Business Cards pretax income increased for the year ended December 31, 2004 as compared to 2003 due primarily to growth in average owned and securitized receivables and a decrease in credit loss rates, partially offset by a decline in yields.
      Pretax income from continuing operations in each reporting period also includes venture capital investment realized and unrealized gains or losses, and operating expenses related to venture capital activities. The venture capital investment gains or losses reflect the market conditions for our venture capital investments in each respective period. Operating expenses related to venture capital have been minimal in periods subsequent to the first quarter of 2004. The estimated fair value of our venture capital investments was $1.2 million at December 31, 2005 and $5.3 million at December 31, 2004.
      Pretax income for the year ended December 31, 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business relating to our May 28, 2004 agreement with Bank of America Corp. (“Bank of America”). See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
      Gain (loss), net, on discontinuance of mortgage and leasing businesses was comprised of the following components for the years ended December 31:

($ in thousands, except per share amounts)	2005	2004	2003

Mortgage business pretax loss on discontinuance	$(13,762)	$(3,270)	$(2,600)
Leasing business pretax gain (loss) on discontinuance	3,500	4,035	(600)
Income tax benefit (expense)	4,002	(297)	1,232

(Loss) gain, net, on discontinuance of mortgage and leasing businesses	$(6,260)	$468	$(1,968)

Per combined common share, assuming dilution	$(0.21)	$0.02	$(0.08)

      In each of the periods presented, we revised our estimates related to the exit from the mortgage business and discontinuance of the leasing business and recognized pretax gains or losses on discontinuance as shown in the table above. See “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2 to the consolidated financial statements. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in estimates could have a material impact on our financial position or results of operations. We have identified the following as our most critical accounting policies and estimates because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have discussed the development, selection and disclosure of the critical accounting policies and estimates with the Audit Committee of the Board of Directors. Where management has provided sensitivities below, they depict only certain possibilities out of a large set of possible scenarios. These sensitivities do not reflect management’s expectation regarding future expected changes and are for demonstrative purposes only.
     Allowance for Receivable Losses
Receivables on the consolidated balance sheets are presented net of the allowance for receivable losses. We establish the allowance for receivable losses as losses are estimated to have occurred through provisions charged to earnings. We report provisions for credit losses, representing the portion of receivable losses attributable to principal, separately on the consolidated income statements. We record provisions for interest and fee receivable losses as direct reductions to interest and fee income. The allowance for receivable losses is evaluated on a regular basis by management and is based upon management’s review of the collectibility of receivables in light of historical experience by receivable type, the nature and volume of the receivable portfolio, adverse situations that may affect the borrowers’ ability to repay and prevailing economic conditions. Since our business credit card receivable portfolio is comprised of smaller balance homogeneous receivables, we generally evaluate the receivables collectively for impairment through the use of a migration analysis as well as the consideration of other factors that may indicate increased risk of loss, such as bankrupt accounts, overlimit accounts or accounts that have been re-aged or entered a workout program. A migration analysis is a technique used to estimate the likelihood that a receivable or a pool of receivables will progress through various delinquency stages and ultimately charge off. The allowance evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in economic conditions, the composition and risk characteristics of the receivables portfolio, bankruptcy laws or regulatory policies could impact our credit losses. A 10% change in the allowance for business credit card receivable losses at December 31, 2005 would impact the allowance for receivable losses and pretax income of the Advanta Business Cards segment by $4.4 million. See Note 5 to the consolidated financial statements for a rollforward of the allowance for receivable losses including provisions and charge-offs in each reporting period.
     Securitization Income
A significant portion of our funding for the Advanta Business Cards segment is through securitizations. Retained interests in securitizations are included in accounts receivable from securitizations on the consolidated balance sheets. These assets are carried at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income on the consolidated income statements. We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis when quoted market prices are not available. We estimate the cash flows of the retained interest-only strip as the excess of the weighted average interest yield on the pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and an estimate of future credit losses over the life of the existing receivables. We discount cash flows from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. The discounted cash flow analysis requires estimates that are susceptible to significant revision as more information becomes available. Changes in economic conditions, market interest rates and pricing spreads, changes in the level of payments on securitized receivables, the composition and risk characteristics of the securitized receivables, bankruptcy laws or regulatory policies could cause actual cash flows from the securitized receivables to vary from management’s estimates. Note 6 to the consolidated financial statements summarizes the key assumptions used to estimate the fair value of retained interests in securitizations during each of the reporting periods and at December 31, 2005 and 2004. It also includes a sensitivity analysis of the valuations of retained interests in securitizations, assuming two changes in each of those assumptions at December 31, 2005.
     Business Credit Card Rewards Programs
We offer cash back rewards and/or business rewards programs with the majority of our business purpose credit cards. In 2004, we expanded our business rewards programs to include offers of gift certificates and merchandise in addition to travel awards. We estimate the costs of future reward redemptions and record a liability at the time cash back rewards or business rewards are earned by the cardholder. These costs of future reward redemptions are recorded as a reduction of other revenues on the consolidated income statements. Estimates of the costs of future reward redemptions require management to make predictions about future cardholder behavior, including assumptions regarding the percentage of earned rewards that cardholders will ultimately redeem and the cost of business rewards. We base the assumptions on historical experience, consideration of changes in portfolio composition and changes in the rewards programs, including redemption terms. It is reasonably possible that actual results will differ from our estimates or that our estimated liability for these programs may change. If either the estimated percentage of earned rewards that cardholders will ultimately redeem for each program or the estimated cost per redeemed reward point increased by 10% at December 31, 2005, other revenues of the Advanta Business Cards segment would decrease $2.4 million and our liabilities would increase by the same amount.
      We revised our estimated costs of future reward redemptions in each of the three years ended December 31, 2005 based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. The changes in estimated costs of future reward redemptions decreased other revenues $1.2 million in the year ended December 31, 2005 and $2.7 million in 2004 and increased other revenues $2.8 million in 2003.
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
      Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates and regulations, or the final determination of tax audits or examinations, could materially affect our tax estimates and are outside of our control. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Changes in estimates of deferred tax asset realizability or effective tax rates may impact the income tax expense of a specific business segment or affect all business segments, depending on the circumstances associated with the change in estimate. The net deferred tax asset is included in other assets on the consolidated balance sheets.
      When evaluating the realizability of the deferred tax asset, we consider (1) estimates of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. Estimates of expected future taxable income are based on forecasts for continuing operations over a reasonable forecasting horizon and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast the business credit card market and the competitive and general economic environment in future periods. A 10% decrease in the estimated realizability of our net deferred tax assets would decrease deferred tax assets and increase income tax expense by $6.5 million at December 31, 2005.
      In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America. The settlement resulted in a reduction of our deferred tax asset related to net operating loss carryforwards and a reduction in the valuation allowance in 2005. See “Income Taxes” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
     Discontinued Operations
Our exit from the mortgage business and discontinuance of the leasing business represent the disposal of business segments and the results of these segments are classified as discontinued operations in all periods presented. We use estimates of future cash flows in the accounting for discontinued operations, including estimates of the future costs of mortgage business-related litigation and estimates of operating results through the remaining term of the leasing portfolio. Estimates regarding mortgage business-related litigation include assumptions about the number of future claims, the resolution of existing claims, the anticipated timeframe of proceedings and potential recoveries from insurance reimbursements. Estimates of future leasing operating results through the remaining term of the leasing portfolio include estimates of credit performance, asset realization rates, fee revenues and operating expenses, including legal expenses, sales tax refunds and assessments.
      Discontinued operations estimates are based on historical experience, current levels of contingent liabilities and our current expectations regarding the ultimate resolutions of those contingent liabilities. As all estimates used are influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Changes in estimates related to discontinued operations are included in gain (loss), net, on discontinuance of mortgage and leasing businesses on the consolidated income statements. We have made significant changes to these estimates in recent years. Estimates of leasing business operating results increased $3.5 million in the year ended December 31, 2005, increased $4.0 million in 2004 and decreased $600 thousand in 2003. The estimated costs of mortgage business-related litigation increased $13.8 million in the year ended December 31, 2005, $3.3 million in the year ended December 31, 2004 and $2.6 million in 2003. See the “Discontinued Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed description of the nature of changes in discontinued operations estimates in the reporting periods.
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

($ in thousands)	2005	2004	2003

Average owned receivables	$835,093	$626,383	$588,219
Average securitized receivables	$2,675,906	$2,524,547	$2,238,157
Cardholder transaction volume	$9,830,979	$8,256,552	$7,041,114
New account originations	237,005	130,563	170,544
Average number of active accounts(1)	598,839	582,625	586,342
Ending number of accounts at December 31	877,114	777,943	786,700

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the years ended December 31.

      The increase in new account originations in the year ended December 31, 2005 as compared to 2004 was due to enhanced product offerings in 2005 resulting in improved effectiveness in our marketing campaigns, as well as the size and number of marketing campaigns. We expect the number of new account originations in the year ending December 31, 2006 to be similar to or higher than the number originated in the year ended December 31, 2005, based on our current marketing plans and strategies. The decrease in new account originations in the year ended December 31, 2004 as compared to 2003 was due primarily to refinements in our targeting and decision models that increased the selectivity of our customer acquisitions. The timing of marketing campaigns and the competitive environment also impacted the number of accounts we originated.
      The components of pretax income for Advanta Business Cards for the years ended December 31 were as follows:

($ in thousands)	2005	2004	2003

Net interest income on owned interest-earning assets	$85,670	$63,415	$55,621
Noninterest revenues	284,556	285,610	266,475
Provision for credit losses	(40,315)	(42,486)	(45,670)
Operating expenses	(241,006)	(231,357)	(220,176)

Pretax income	$88,905	$75,182	$56,250

      Net interest income on owned interest-earning assets increased $22.3 million for the year ended December 31, 2005 as compared to 2004. The increase in net interest income in 2005 was due primarily to an increase in average owned business credit card receivables of $209 million, partially offset by a decrease in the average yield earned on our business credit card receivables as a result of our competitively-priced product offerings. Net interest income on owned interest-earning assets increased $7.8 million for the year ended December 31, 2004 as compared to 2003. The increase in net interest income in 2004 was due primarily to a decrease in the cost of funding on-balance sheet assets and an increase in average owned business credit card receivables of $38.2 million, partially offset by a decrease in yields on owned business credit card receivables.
      Noninterest revenues include securitization income, servicing revenues, interchange income and other fee revenues and are reduced by business credit card rewards costs. Noninterest revenues decreased $1.1 million in the year ended December 31, 2005 as compared to 2004. The most significant components of the $1.1 million variance were a decrease in securitization income, an increase in interchange income resulting from higher transaction volume and an increase in business credit card rewards costs. The decrease in securitization income in the year ended December 31, 2005 as compared to 2004 was due primarily to increases in the floating interest rates earned by noteholders, partially offset by increased volume of securitized receivables and decreases in charge-off rates on securitized receivables. Noninterest revenues increased $19.1 million in the year ended December 31, 2004 as compared to 2003 due primarily to higher transaction volume that resulted in higher interchange income, and increased volume of securitized receivables that resulted in higher securitization income and servicing fees. Noninterest revenues also include the impact of changes in estimated costs of future reward redemptions in each reporting period. See further discussion in the “Other Revenues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The decrease in provision for credit losses for the year ended December 31, 2005 as compared to 2004 reflects a reduction in the estimate of losses inherent in the portfolio based on the delinquency and charge-off trends and the current composition of the portfolio as compared to 2004, partially offset by the increase in average owned business credit card receivables. The reduction in the estimate of losses in 2005 was further offset by additional provisions related to potential incremental exposures from increases in the number of customers filing for bankruptcy protection before the change in bankruptcy law on October 17, 2005 and the 2005 hurricanes. The decrease in provision for credit losses for the year ended December 31, 2004 as compared to 2003 reflects a reduction in the estimate of losses inherent in the portfolio based on the delinquency and principal charge-off trends and the current composition of the portfolio as compared to 2003, partially offset by the increase in average owned business credit card receivables. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.

      Operating expenses increased in the year ended December 31, 2005 as compared to 2004 due primarily to higher amortization of deferred origination costs resulting from the increase in new account originations. Operating expenses increased in the year ended December 31, 2004 as compared to 2003 due primarily to an increase in salaries and employee benefits expense and marketing expense, partially offset by a decrease in amortization of deferred origination costs. Salaries and employee benefits expense increased in 2004 as compared to 2003 due primarily to higher incentive compensation expense resulting from improved earnings and collections performance as compared to 2003, and personnel hired in connection with initiatives to originate and retain relationships with high credit quality customers. Marketing expense increased in 2004 as compared to 2003 due primarily to costs incurred related to our development of alliances with other organizations serving segments of the small business market and amortization expense on marketing rights related to certain of these alliances, as well as increased marketing activity in response to the competitive environment.
Interest Income and Expense
      Interest income increased $32.9 million to $139.6 million for the year ended December 31, 2005 as compared to 2004. The increase in interest income was due primarily to increases in average owned business credit card receivables and federal funds sold and an increase in average yields earned on our federal funds sold and investments, partially offset by decreases in the average yield earned on our business credit card receivables as a result of our competitively-priced product offerings. For the year ended December 31, 2005, average owned business credit card receivables increased $209 million and average federal funds sold increased $92 million, each as compared to 2004.
      Interest income decreased $1.7 million to $106.7 million for the year ended December 31, 2004 as compared to 2003. The decrease was due primarily to a decrease in the average yield earned on our business credit card receivables, a $90 million decrease in average federal funds sold and a $68 million decrease in average restricted interest-bearing deposits. The average yield earned on our business credit card receivables decreased in 2004 as compared to 2003 as a result of our competitively-priced product offerings, partially offset by higher short-term interest rates. The impact of the decrease in yields was partially offset by a $38 million increase in average owned business credit card receivables in 2004 as compared to 2003.
      For the year ended December 31, 2005, interest expense increased $12.0 million to $57.6 million as compared to 2004. The increase in interest expense was due primarily to an increase in our average deposits outstanding and increases in the average cost of funds on deposits resulting from the interest rate environment. Average deposits increased $284 million for the year ended December 31, 2005 as compared to 2004. Average deposits for the year ended December 31, 2005 reflected the funding of higher levels of on-balance sheet receivables and assets as a result of securitizations in their accumulation periods in 2005. We expect our average cost of funds on deposits to increase through at least the first half of 2006 based on the current market expectations for future interest rates.
      Interest expense for the years ended December 31, 2005 and 2004 includes $9.2 million of interest expense on subordinated debt payable to preferred securities trust. Our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (“FIN 46”), as revised, resulted in the deconsolidation of the subsidiary trust that issued our trust preferred securities effective December 31, 2003. As a result of the deconsolidation of that trust, the consolidated income statements include interest expense on subordinated debt payable to preferred securities trust beginning January 1, 2004, as compared to the year ended December 31, 2003 that included payments on the trust preferred securities classified as minority interest in income of consolidated subsidiary.
      For the year ended December 31, 2004, interest expense decreased by $2.7 million to $45.6 million as compared to 2003. The decrease in interest expense is due primarily to decreases in our average deposits and debt outstanding, partially offset by the increase of $9.2 million related to interest expense on subordinated debt payable to preferred securities trust described above. Average deposits and debt outstanding decreased $284 million for the year ended December 31, 2004 as compared to 2003. Average debt and deposits for the year ended December 31, 2003 reflected the funding of higher levels of on-balance sheet receivables and assets as a result of securitizations in their accumulation periods in 2003.

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
Interest Rate Analysis and Average Balances

	Year Ended December 31,

	2005			2004			2003

	Average		Average	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Owned receivables:
Business credit cards(1)	$835,093	$106,888	12.80%	$626,383	$82,054	13.10%	$588,219	$83,511	14.20%
Other receivables	8,987	475	5.29	11,406	525	4.60	20,794	924	4.44

Total receivables	844,080	107,363	12.72	637,789	82,579	12.95	609,013	84,435	13.86
Federal funds sold	372,389	12,067	3.24	279,952	3,824	1.37	369,631	4,139	1.12
Restricted interest-bearing deposits	1,806	37	2.05	10,045	100	1.00	78,121	936	1.20
Tax-free investments(2)	968	59	6.10	806	45	5.58	707	54	7.64
Taxable investments	166,578	5,287	3.17	169,618	3,037	1.79	170,083	2,507	1.47
Retained interests in securitizations	168,907	14,809	8.77	151,770	17,140	11.29	140,127	16,311	11.64
Interest-earning assets of discontinued operations	7,724	677	8.76	40,624	4,207	10.36	62,775	7,012	11.17

Total interest-earning assets(3)	1,562,452	$140,299	8.98%	1,290,604	$110,932	8.60%	1,430,457	$115,394	8.07%
Noninterest-earning assets	406,943			301,726			516,103

Total assets	$1,969,395			$1,592,330			$1,946,560

Interest-bearing liabilities:
Deposits:
Money market savings	$7,610	$218	2.86%	$2,962	$85	2.88%	$2,610	$34	1.31%
Time deposits under $100,000	401,641	14,146	3.52	338,547	9,715	2.87	428,268	13,207	3.08
Time deposits of $100,000 or more	565,694	19,381	3.43	348,957	10,120	2.90	507,172	14,174	2.79

Total deposits	974,945	33,745	3.46	690,466	19,920	2.89	938,050	27,415	2.92
Debt	241,482	14,877	6.16	281,973	17,445	6.19	318,026	20,337	6.39
Subordinated debt payable to preferred securities trust	103,093	9,158	8.88	103,093	9,158	8.88	0	0	0.00
Other borrowings	61	2	3.75	145	2	1.58	562	8	1.43

Total interest-bearing liabilities(4)	1,319,581	$57,782	4.38%	1,075,677	$46,525	4.33%	1,256,638	$47,760	3.80%
Noninterest-bearing liabilities	170,484			149,535			261,877

Total liabilities	1,490,065			1,225,212			1,518,515
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures of Advanta Corp. (trust preferred securities)	0			0			100,000
Stockholders’ equity	479,330			367,118			328,045

Total liabilities and stockholders’ equity	$1,969,395			$1,592,330			$1,946,560

Net interest spread			4.60%			4.27%			4.27%

Net interest margin			5.28%			4.99%			4.73%

(1)	Interest income includes late fees for owned business credit card receivables of $7.1 million for the year ended December 31, 2005, $5.8 million for the year ended December 31, 2004 and $6.7 million for the year ended December 31, 2003.
(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.
(3)	Includes assets held and available for sale and nonaccrual receivables.
(4)	Includes funding of assets for both continuing and discontinued operations.

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

	2005 vs. 2004				2004 vs. 2003

	Increase (Decrease) Due to				Increase (Decrease) Due to

			Changes				Changes
	Changes	Changes	in	Total	Changes	Changes	in	Total
	in	in	Rate/	Increase	in	in	Rate/	Increase
($ in thousands)	Volume(1)	Rate(2)	Volume(3)	(Decrease)	Volume(1)	Rate(2)	Volume(3)	(Decrease)

Interest income from:
Owned receivables:
Business credit cards	$27,341	$(1,879)	$(628)	$24,834	$5,419	$(6,470)	$(406)	$(1,457)
Other receivables	(111)	79	(18)	(50)	(417)	33	(15)	(399)
Federal funds sold	1,266	5,235	1,742	8,243	(1,004)	924	(235)	(315)
Restricted interest-bearing deposits	(82)	105	(86)	(63)	(817)	(156)	137	(836)
Tax-free investments	9	4	1	14	8	(15)	(2)	(9)
Taxable investments	(54)	2,341	(37)	2,250	(7)	544	(7)	530
Retained interests in securitizations	1,935	(3,825)	(441)	(2,331)	1,355	(490)	(36)	829
Interest-earning assets of discontinued operations	(3,408)	(650)	528	(3,530)	(2,474)	(508)	177	(2,805)

Total interest income	$26,896	$1,410	$1,061	$29,367	$2,063	$(6,138)	$(387)	$(4,462)

Interest expense on:
Deposits:
Money market savings	$134	$(1)	$0	$133	$5	$41	$5	$51
Time deposits under $100,000	1,811	2,201	419	4,431	(2,763)	(899)	170	(3,492)
Time deposits of $100,000 or more	6,285	1,849	1,127	9,261	(4,414)	558	(198)	(4,054)
Debt	(2,506)	(85)	23	(2,568)	(2,304)	(636)	48	(2,892)
Subordinated debt payable to preferred securities trust	0	0	0	0	9,158	0	0	9,158
Other borrowings	(1)	3	(2)	0	(6)	1	(1)	(6)

Total interest expense	5,723	3,967	1,567	11,257	(324)	(935)	24	(1,235)

Net interest income	$21,173	$(2,557)	$(506)	$18,110	$2,387	$(5,203)	$(411)	$(3,227)

(1)	Equals change in volume multiplied by prior year rate.
(2)	Equals change in rate multiplied by prior year volume.
(3)	Equals change in rate multiplied by change in volume.
Provision and Allowance for Receivable Losses
For the year ended December 31, 2005, provision for credit losses on a consolidated basis decreased $2.1 million to $40.3 million as compared to 2004, and the provision for interest and fee losses, which is recorded as a direct reduction to interest and fee income, decreased $444 thousand to $9.3 million as compared to 2004. The decreases in provision for credit losses and provision for interest and fee losses were due primarily to a reduction in the estimate of losses inherent in the portfolio based on delinquency and charge-off trends and the current composition of the portfolio that included more high credit quality customers, partially offset by growth in average owned business credit card receivables of $209 million for the year ended December 31, 2005 as compared to 2004. The reduction in the estimate of losses in 2005 was further offset by additional provisions related to potential incremental exposures from increases in the number of customers filing for bankruptcy protection and the 2005 hurricanes. In the months of September, October and November 2005, the number of bankruptcy filings we received was significantly higher than average, as borrowers rushed to file their petitions before the new bankruptcy law took effect on October 17, 2005. We estimate that the increase in bankruptcy petition filings principally reflects an acceleration of losses that we otherwise would have expected to occur in later periods.

      For the year ended December 31, 2004, provision for credit losses on a consolidated basis decreased $3.1 million to $42.4 million as compared to 2003, and the provision for interest and fee losses, which is recorded as a direct reduction to interest and fee income, decreased $1.9 million to $9.7 million as compared to 2003. The decreases in provision for credit losses and provision for interest and fee losses were due primarily to a reduction in the estimate of losses inherent in the portfolio based on delinquency and charge-off trends and the current composition of the portfolio that included more high credit quality customers, partially offset by growth in average owned business credit card receivables of $38 million for the year ended December 31, 2004 as compared to 2003.
      The allowance for receivable losses on business credit card receivables was $44.3 million as of December 31, 2005, or 5.04% of owned receivables, which was lower as a percentage of owned receivables than the allowance of $49.2 million, or 6.73% of owned receivables, as of December 31, 2004. Owned business credit card receivables increased to $879 million at December 31, 2005 from $730 million at December 31, 2004. The decrease in allowance as a percentage of owned receivables is due to a reduction in the estimate of losses inherent in the portfolio based on delinquency and charge-off trends and the levels of delinquencies at December 31, 2005. As discussed above, the change in bankruptcy law resulted in an increase in net charge-offs in the fourth quarter of 2005 that we estimate was principally an acceleration of losses that we otherwise would have expected to occur in later periods. The acceleration of charge-offs into 2005 lowered the level of delinquencies at December 31, 2005 and reduced the estimate of inherent losses remaining in the portfolio. In addition, refinements and enhancements to our procedures and tools used in the risk management of existing customers have helped reduce credit risk in the portfolio. Owned business credit card receivables 90 or more days delinquent were 1.23% as a percentage of ending receivables at December 31, 2005 as compared to 1.87% at December 31, 2004. Owned business credit card receivables 30 or more days delinquent were 2.68% as a percentage of ending receivables at December 31, 2005 as compared to 3.87% at December 31, 2004.
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
      Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, including the impact of the 2005 hurricanes and changes in bankruptcy law, and there may be month-to-month or quarterly variations in losses or delinquencies, we anticipate that the owned and managed net principal charge-off rates for the year ended December 31, 2006 will be lower than those experienced for the year ended December 31, 2005. This expectation is based upon the level of delinquent receivables and bankruptcy petitions at December 31, 2005 as well as the current composition of the portfolio that reflects our strategy to selectively attract and retain high credit quality customers.

      The following table provides credit quality data as of and for the year-to-date periods indicated for our owned receivable portfolio including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit cards and other receivables. Accounts previously reported as delinquent that have been re-aged after meeting prescribed criteria and are not reported in delinquency statistics were $7.7 million at December 31, 2005 and $8.6 million at December 31, 2004. Gross interest income that would have been recorded for nonaccrual receivables, had interest been accrued throughout the year in accordance with the assets’ original terms, was approximately $3.8 million for the year ended December 31, 2005, $2.9 million for 2004 and $2.6 million for 2003.

	December 31,

($ in thousands)	2005(1)	2004(1)	2003(1)	2002(1)	2001

Consolidated — Owned
Allowance for receivable losses	$45,589	$50,478	$48,454	$46,159	$41,971
Receivables 30 days or more delinquent	23,646	28,369	25,413	25,197	29,520
Receivables 90 days or more delinquent	10,837	13,638	12,808	12,755	14,474
Nonaccrual receivables	11,476	11,393	7,978	5,525	20,052
Accruing receivables past due 90 days or more	9,479	12,233	11,320	10,535	0
As a percentage of gross receivables:
Allowance for receivable losses	5.14%	6.81%	9.06%	9.81%	9.44%
Receivables 30 days or more delinquent	2.66	3.83	4.75	5.35	6.64
Receivables 90 days or more delinquent	1.22	1.84	2.39	2.71	3.26
Nonaccrual receivables	1.29	1.54	1.49	1.17	4.51
Accruing receivables past due 90 days or more	1.07	1.65	2.12	2.24	0.00
Net principal charge-offs	$44,870	$39,943	$43,704	$37,416	$27,372
As a percentage of average gross receivables:
Net principal charge-offs	5.32%	6.26%	7.18%	7.49%	6.67%

Business Credit Cards — Owned
Allowance for receivable losses	$44,323	$49,190	$47,041	$44,466	$41,169
Receivables 30 days or more delinquent	23,595	28,287	25,301	23,406	28,040
Receivables 90 days or more delinquent	10,837	13,638	12,696	11,959	13,891
Nonaccrual receivables	11,476	11,393	7,866	4,729	19,469
Accruing receivables past due 90 days or more	9,479	12,233	11,320	10,535	0
As a percentage of gross receivables:
Allowance for receivable losses	5.04%	6.73%	9.08%	9.99%	9.89%
Receivables 30 days or more delinquent	2.68	3.87	4.88	5.26	6.74
Receivables 90 days or more delinquent	1.23	1.87	2.45	2.69	3.34
Nonaccrual receivables	1.30	1.56	1.52	1.06	4.68
Accruing receivables past due 90 days or more	1.08	1.67	2.19	2.37	0.00
Net principal charge-offs	$44,865	$39,936	$43,670	$37,400	$27,369
As a percentage of average gross receivables:
Net principal charge-offs	5.37%	6.38%	7.42%	7.92%	7.16%

(1)	Prior to October 1, 2002, the billing and recognition of interest and fees was discontinued when the related receivable became 90 days past due or when the account was classified as fraudulent, bankrupt, deceased, hardship or workout. Effective October 1, 2002, we continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses.

Securitization Income
We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Securitizations impacted the following line items on the consolidated income statements for the years ended December 31:

($ in thousands)	2005	2004	2003

Securitization income	$109,051	$124,769	$122,816
Interest income (discount accretion)	14,809	17,140	16,311
Interchange income	126,056	112,568	92,164
Servicing revenues	51,079	49,516	40,747

Total	$300,995	$303,993	$272,038

      Our retained interests in securitizations entitle us to the excess spread on the securitized receivables. Excess spread represents income-related cash flows on securitized receivables net of noteholders’ interest, servicing fees, and net principal charge-offs. Fair value estimates used in the recognition of securitization income include cash flow estimates of interest income on securitized receivables in excess of interest expense (interest earned by noteholders), servicing fees and credit losses on securitized receivables.
      The decrease in securitization income for the year ended December 31, 2005 as compared to 2004 was due primarily to increases in the floating interest rates earned by noteholders, partially offset by increased volume of securitized receivables and a decrease in charge-off rates on securitized receivables. The decrease in charge-off rates on securitized receivables was due to the current composition of the portfolio that includes more high credit quality customers, partially offset by an increase in bankruptcy charge-offs resulting from the impact of the change in bankruptcy law discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We estimate that the increase in bankruptcy charge-offs principally reflects an acceleration of losses that we otherwise would have expected to occur in later periods. The acceleration of charge-offs lowered our estimate of future credit losses over the life of the existing receivables, which resulted in a $3.5 million favorable valuation adjustment to the retained interest-only strip at December 31, 2005. The increase in securitization income in the year ended December 31, 2004 as compared to 2003 was due to the positive impacts from increased volume of securitized receivables and a decrease in charge-off rates on securitized receivables, partially offset by a decrease in yield on securitized receivables and an increase in the floating interest rates earned by noteholders. The increase in the floating interest rates earned by noteholders in both years resulted from the rising interest rate environment, which we expect may continue through at least the first half of 2006 based on the current market expectations for future interest rates. Our future expectations for net principal charge-off rates on securitized receivables are similar to those in owned business credit card receivables as discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

      The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:
Managed Financial Measures and Statistics

					Advanta
	Advanta				Business
	Business	GAAP	Securitization		Cards	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments		Managed	Ratio(1)

Year Ended December 31, 2005
Net interest income	$85,670	8.53%	$280,021		$365,691	10.42%
Noninterest revenues	284,556	28.34	(127,903)		156,653	4.46
Provision for credit losses	40,315	4.02	152,118	(2)	192,433	5.48
Average business credit card interest-earning assets	1,004,000		2,506,999		3,510,999

Year Ended December 31, 2004
Net interest income	$63,415	8.15%	$310,509		$373,924	11.87%
Noninterest revenues	285,610	36.70	(140,485)		145,125	4.61
Provision for credit losses	42,486	5.46	170,024	(2)	212,510	6.75
Average business credit card interest-earning assets	778,153		2,372,777		3,150,930

Year Ended December 31, 2003
Net interest income	$55,621	7.64%	$310,685		$366,306	12.96%
Noninterest revenues	266,475	36.59	(131,147)		135,328	4.79
Provision for credit losses	45,670	6.27	179,538	(2)	225,208	7.97
Average business credit card interest-earning assets	728,346		2,098,030		2,826,376

As of December 31, 2005
Ending business credit card receivables	$879,468		$2,880,401		$3,759,869
Receivables 30 days or more delinquent	23,595	2.68%	87,610		111,205	2.96%
Receivables 90 days or more delinquent	10,837	1.23	40,223		51,060	1.36

As of December 31, 2004
Ending business credit card receivables	$730,483		$2,564,147		$3,294,630
Receivables 30 days or more delinquent	28,287	3.87%	107,546		135,833	4.12%
Receivables 90 days or more delinquent	13,638	1.87	51,770		65,408	1.99

(1)	Ratios are as a percentage of average business credit card interest-earning assets except delinquency ratios which are as a percentage of ending business credit card receivables.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs. The year ended December 31, 2005 includes a $3.5 million favorable valuation adjustment to retained interests in securitizations as a reduction to provision for credit losses.

Servicing Revenues
Servicing revenues were $51.1 million for the year ended December 31, 2005, $49.5 million for 2004 and $40.7 million for 2003. The increases in servicing revenues in 2005 and 2004 were due to increased volume of securitized business credit card receivables.
Other Revenues

	Year Ended December 31,

($ in thousands)	2005	2004	2003

Interchange income	$164,853	$140,534	$118,294
Business credit card cash back rewards	(33,581)	(24,713)	(19,400)
Business credit card business rewards	(20,140)	(16,513)	(9,870)
Balance transfer fees	5,561	4,572	5,007
Cash usage fees	3,199	3,097	3,061
Other business credit card fees	3,283	2,911	4,181
Earnings on investment in Fleet Credit Card Services, L.P.	1,948	2,545	3,150
Investment securities gains (losses), net	780	(1,498)	(3,651)
Other, net	4,807	2,621	4,206

Total other revenues, net	$130,710	$113,556	$104,978

      Interchange income includes interchange fees on both owned and securitized business credit cards. The increases in interchange income for the years ended December 31, 2005 and 2004, each as compared to the prior year, were due primarily to higher transaction volume. The average interchange rate in the year ended December 31, 2005 was 2.2% as compared to 2.1% in the years ended December 31, 2004 and 2003. The average interchange rate in the year ended December 31, 2005 is higher than 2004 due to the impact of increases in interchange rates established by MasterCard®* in April of each year.
      The increase in business credit card cash back rewards for the year ended December 31, 2005 as compared to 2004 was due primarily to higher transaction volume, higher average business credit card accounts in the cash back rewards programs and higher costs of rewards programs. The increase in business rewards for the year ended December 31, 2005 as compared to 2004 was due primarily to higher transaction volume. The increase in business credit card cash back rewards for the year ended December 31, 2004 as compared to 2003 was due primarily to increases in average business credit card accounts in the cash back rewards programs. Each of the three years ended December 31, 2005 includes changes in estimates of costs of future reward redemptions based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. Estimates increased $1.2 million in the year ended December 31, 2005 as compared to an increase of $2.7 million in 2004 and a decrease of $2.8 million in 2003.
      The increase in balance transfer fees for the year ended December 31, 2005 as compared to 2004 was due primarily to an increase in average owned business credit card receivables, partially offset by the impact of an increase in life of balance promotional offers that generally do not have a transaction fee but carry a higher interest rate than offers with an initial transaction fee.
      As a result of our May 28, 2004 agreement with Bank of America and the combination of Bank of America’s and Fleet Credit Card Services, L.P.’s consumer credit card businesses, our partnership interest in Fleet Credit Card Services, L.P. represents an interest in the combined business. Subsequent to the date of the agreement with Bank of America, we have accounted for our investment in Fleet Credit Card Services, L.P. using the cost method and have recognized dividend distributions from net accumulated earnings as income.

      * MasterCard® is a federally registered service mark of MasterCard International, Inc.

Prior to the date of the agreement, we recognized earnings allocable to our partnership interest using the equity method.
      Investment securities gains (losses), net, include realized and unrealized gains and losses on venture capital investments reflecting the market conditions for our investments in each respective period. We had a $593 thousand net gain on venture capital investments for the year ended December 31, 2005, as compared to a net loss of $1.5 million for 2004 and a net loss of $3.8 million for 2003. Investment securities gains (losses), net, also include net realized gains on other investments of $187 thousand for the year ended December 31, 2005, $18 thousand for 2004 and $192 thousand for 2003.
Gain on Transfer of Consumer Credit Card Business
      On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet Financial Group, Inc. (“Fleet”), which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in February 2005. The overall impact of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, was a pretax gain of $67.7 million, tax expense of $5.6 million and an increase in additional paid-in capital of $6.0 million in the year ended December 31, 2005. See “Income Taxes” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further description of the income tax impact of our May 28, 2004 agreement with Bank of America.
Operating Expenses

	Year Ended December 31,

($ in thousands)	2005	2004	2003

Salaries and employee benefits	$96,012	$92,863	$76,062
Amortization of deferred origination costs, net	41,729	33,508	49,923
External processing	21,216	20,267	20,189
Marketing	20,560	21,014	15,749
Professional fees	12,236	14,043	12,357
Equipment	10,954	11,173	11,292
Occupancy	8,180	8,695	8,467
Credit	5,064	5,781	5,055
Travel and entertainment	4,260	4,213	3,251
Other	22,847	22,741	22,820

Total operating expenses	$243,058	$234,298	$225,165

      Salaries and employee benefits for the year ended December 31, 2005 include $2.1 million of severance and related costs resulting from a reduction in staffing levels as part of productivity and efficiency initiatives implemented in the second quarter of 2005 and $2.9 million of expense associated with a separation agreement with a former executive, as compared to $1.6 million of expense associated with executive compensation incurred in connection with changes in senior management and venture capital personnel severance costs in the year ended December 31, 2004. Salaries and employee benefits increased for the year ended December 31, 2004 as compared to 2003 due to higher incentive compensation expense resulting from improved earnings and collections performance, personnel hired in connection with initiatives to originate and retain relationships with high credit quality customers, and the $1.6 million of executive compensation expense discussed above.
      In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment which addresses accounting for equity-based compensation arrangements, including employee stock options. Upon implementation, entities are no longer able to account for equity-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Entities are required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. This statement is effective for Advanta as of January 1, 2006 and will increase our operating expenses. We estimate that our compensation expense related to employee stock options will be approximately $4 million for the year ending December 31, 2006. The amount of actual compensation expense will vary depending on the number of options granted in 2006, the market value of our common stock and changes in other variables impacting stock option valuation estimates.
      Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. Amortization of deferred origination costs, net, increased for the year ended December 31, 2005 as compared to 2004 due primarily to an increase in new account originations, partially offset by a decrease in our average acquisition cost per account due to our competitively-priced product offerings. Amortization of deferred origination costs, net, decreased for the year ended December 31, 2004 as compared to 2003 due primarily to the number and timing of new account originations.
      Marketing expense decreased for the year ended December 31, 2005 as compared to 2004 due primarily to higher costs in 2004 related to our development of alliances with other organizations serving segments of the small business market and amortization expense on marketing rights related to certain of these alliances. Partially offsetting this decrease were increased costs associated with sponsorship activities relating to cultural events and the development of programs to originate new customers as compared to the same period of 2004. Marketing expense increased for the year ended December 31, 2004 as compared to 2003 due primarily to costs incurred related to our development of alliances with other organizations serving segments of the small business market and amortization expense on marketing rights related to certain of these alliances, as well as increased marketing activity in response to the competitive environment.
      Professional fees decreased for the year ended December 31, 2005 as compared to 2004 due primarily to decreases in the use of external consultants for marketing initiatives. Professional fees increased for the year ended December 31, 2004 as compared to 2003 due primarily to an increase in the use of external consultants for initiatives to originate and retain relationships with high credit quality customers and due to costs for other corporate matters, partially offset by a decrease in legal expenses.
      Occupancy expense in the year ended December 31, 2004 includes approximately $571 thousand of expense relating to lease commitments associated with the closure in the first quarter of 2004 of an operational location previously used for venture capital operations.
      Credit expense decreased for the year ended December 31, 2005 as compared to 2004 due primarily to an increase in successful new account originations that resulted in a higher amount of credit expenses being classified as deferred originations costs. Credit expense increased for the year ended December 31, 2004 as compared to 2003 due primarily to increased outsourced individual account recovery expense and the utilization of additional services from credit information service providers.
      Travel and entertainment expense increased for the year ended December 31, 2004 as compared to 2003 due primarily to increased travel and related costs associated with sponsorship activities related to cultural events.

Litigation Contingencies
We estimate our litigation reserves based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our actual results will differ from our estimates. Changes in estimates or other charges related to litigation are included in operating expenses of the respective business segment if related to continuing operations, or gain (loss) on discontinuance of mortgage and leasing businesses if related to discontinued operations. See “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of changes in estimate related to litigation in the three years ended December 31, 2005. See Note 11 to the consolidated financial statements for further discussion of litigation contingencies.
Income Taxes
Income tax expense attributable to continuing operations was $40.5 million and our effective tax rate was 25.8% for the year ended December 31, 2005. In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. Excluding the impact of the Bank of America agreement and reevaluation of the valuation allowance discussed below, our effective tax rate would have been 39.0% for the year ended December 31, 2005. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet, which was acquired by Bank of America, and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the year ended December 31, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the year ended December 31, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of December 31, 2005, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law. See Note 19 to the consolidated financial statements.
      Income tax expense attributable to continuing operations was $28.0 million and our effective tax rate was 38.8% for the year ended December 31, 2004. Income tax expense attributable to continuing operations was $18.9 million and our effective tax rate was 38.5% for the year ended December 31, 2003.
      We have $4.3 million of capital loss carryforwards at December 31, 2005 that are scheduled to expire in the year ending December 31, 2009 and $8.5 million that are scheduled to expire in the year ending December 31, 2010.
Discontinued Operations
For the year ended December 31, 2005, we recorded a net after-tax loss on the discontinuance of our mortgage and leasing businesses of $6.3 million. The components of the net loss included a $13.8 million pretax loss on the discontinuance of the mortgage business, a $3.5 million pretax gain on the discontinuance of the leasing business, and a tax benefit of $4.0 million. The loss on the discontinuance of our mortgage business included a $25.5 million loss resulting from the court ruling in the July 26, 2001 litigation with Chase Manhattan Mortgage Corporation (“Chase”), a $3.1 million gain on the settlement with Chase of separate litigation that commenced during 2004, and an $8.6 million gain representing a change in estimate of costs of mortgage business-related contingent liabilities. See further discussion of the resolution of the Chase litigation matters in Note 11 to the consolidated financial statements. The change in estimate of costs of mortgage business-related contingent liabilities was due primarily to recoveries from insurance reimbursements for past and ongoing legal expenses, partially offset by increased litigation reserves and reserves for legal costs based on developments in litigation prior to the resolution of the Chase matters. The gain on the discontinuance of the leasing business represented a change in estimated leasing operating results of the leasing segment over the remaining life of the lease portfolio based on recent performance trends, including favorable credit performance, sales tax refunds and reduced estimates of certain operating expenses, partially offset by a reduction in our estimated realization rate on equipment residuals.
      For the year ended December 31, 2004, we recorded a net after-tax gain on the discontinuance of our mortgage and leasing businesses of $468 thousand. The components of the net gain included a $3.3 million pretax loss on the discontinuance of the mortgage business, a $4.0 million pretax gain on the discontinuance of the leasing business, and tax expense of $297 thousand. The loss on the discontinuance of the mortgage business was the result of an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to disputes related to one of our former mortgage programs and litigation with Chase, partially offset by an insurance settlement. The gain on the discontinuance of the leasing business was principally associated with favorable performance in revenues and credit losses and an insurance settlement, partially offset by increased operating expenses due to a lengthening of the anticipated timeframe over which we expect to incur certain operating expenses related to the lease portfolio.
      For the year ended December 31, 2003, we recorded an after-tax loss on the discontinuance of our mortgage and leasing businesses of $2.0 million. The components of the net loss included a pretax loss on the discontinuance of the mortgage business of $2.6 million, a pretax loss on the discontinuance of the leasing business of $600 thousand, and a tax benefit of $1.2 million. The loss on the discontinuance of the mortgage business represented an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to a lengthening of the anticipated timeframe of the resolution for those contingent liabilities, which included an extension of the discovery process and a delay in the scheduled trial date in the original litigation with Chase. The loss on the discontinuance of the leasing business represented an adjustment in our estimate of operating results of the leasing segment over the remaining life of the lease portfolio. The decrease in estimated operating results of the leasing segment was primarily associated with an unfavorable sales tax assessment, partially offset by favorable credit performance on the leasing portfolio.
      In the year ended December 31, 2003, we sold two buildings formerly used in our mortgage business and received proceeds of approximately $27 million from the sale.
Off-Balance Sheet Arrangements
     Off-Balance Sheet Securitizations
Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At December 31, 2005, off-balance sheet securitized receivables represented 59% of our funding. These transactions enable us to limit our credit risk in the securitized receivables to the amount of our retained interests in securitizations. We had securitized business credit card receivables of $2.9 billion at December 31, 2005 and $2.6 billion at December 31, 2004.
      We generally retain an interest in securitized receivables in the form of subordinated trust assets, cash reserve accounts and retained interest-only strips related to securitizations. Subordinated trust assets represent an ownership interest in the securitized receivables that is subordinated to the other noteholders’ interests. Retained interests in securitizations serve as credit enhancement to the noteholders’ interests in the securitized receivables. We had $183.4 million of retained interests in securitizations at December 31, 2005 and $162.5 million at December 31, 2004. The fair values of retained interests in securitizations are dependent upon the performance of the underlying securitized receivables. Our retained interests in securitizations entitle us to the excess spread on the receivables. Excess spread represents income-related cash flows on securitized receivables (interest, interchange and fees) net of noteholders’ interest, servicing fees, and credit losses. If the income-related cash flows on securitized receivables do not exceed the other components of the excess spread, the value of our retained interests will decline, potentially to zero.
      The following table summarizes securitization data including income and cash flows for the years ended December 31:

($ in thousands)	2005	2004	2003

Average securitized receivables	$2,675,906	$2,524,547	$2,238,157
Securitization income	109,051	124,769	122,816
Discount accretion	14,809	17,140	16,311
Interchange income	126,056	112,568	92,164
Servicing revenues	51,079	49,516	40,747
Proceeds from new securitizations	1,248,066	131,641	957,051
Proceeds from collections reinvested in revolving-period securitizations	6,023,825	6,557,489	4,475,645
Cash flows received on retained interests	301,531	264,391	287,926

      See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations during each reporting period and at December 31, 2005 and 2004. Our accounting policies related to securitization transactions are discussed in Note 2 to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The revolving periods of our securitizations extend to the following dates:

	Noteholder
	Principal		Extended End
	Balance at	Scheduled End of	of Revolving
($ in thousands)	December 31, 2005	Revolving Period	Period

Series 1997-A	$6,718	June 2006	N/A
Series 2001-A	300,000	July 2007	N/A
Series 2003-A	400,000	May 2005	November 2005
Series 2003-B	300,000	September 2005	March 2006
Series 2003-D	400,000	February 2006	August 2006
AdvantaSeries
2005-A1	250,000	August 2007	N/A
2005-A2	225,000	September 2009	N/A
2005-A3	250,000	February 2008	N/A
2005-A4	150,000	May 2007	N/A
2005-A5	200,000	August 2008	N/A
2005-B1	100,000	June 2009	N/A
2004-C1	100,000	January 2009	N/A
2005-C1	100,000	December 2007	N/A
2004-D1	10,000	January 2009	N/A
2005-D1	20,000	September 2007	N/A
2005-D2	25,000	July 2008	N/A

      In addition to noteholder principal balance, our securitized business credit card receivables included billed interest and fees of $43.7 million on those accounts at December 31, 2005.
      When a securitization is in its revolving period, principal collections on securitized receivables allocated to that securitization are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a securitization starts its accumulation period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables during an accumulation period of a securitization, we need to replace that amount of funding. The revolving periods for each securitization, except Series 1997-A, may be extended for up to seven months past the scheduled end of the revolving period, if the payment rates on the receivables in the trust meet certain thresholds. As shown in the table above, certain securitizations with revolving periods scheduled to end in 2005 and 2006 have been extended based on the current payment rates. The level of investment-grade notes outstanding at December 31, 2005 issued as part of the AdvantaSeries de-linked securitization structure, and our ability to issue and hold additional AdvantaSeries non-investment grade notes, provides additional capacity for future securitization issuances of approximately $2.7 billion as of December 31, 2005. The de-linked structure provides flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions. We expect to replace the funding of accumulating securitizations through additional securitizations with similar conditions as our existing securitizations and expect that the new securitizations will have terms, including interest rate spreads, consistent with the improved terms experienced in our 2005 securitizations. The interest rate spreads on the securities issued in the securitization transactions completed in 2005 were lower than the spreads on similarly-rated securities in our prior securitizations due to the asset quality performance of our business credit card portfolio and market demand for these securities.
      The following securitizations ended their revolving period in 2005:

	Noteholder
	Principal	End of	Noteholder
($ in thousands)	Balance	Revolving Period	Payment Date

Series 2002-A	$300,000	March 2005	June 2005
Series 2003-C	300,000	May 2005	August 2005
Series 2000-C	400,000	July 2005	October 2005
Series 2003-A	400,000	November 2005	February 2006

      Accounts receivable from securitizations and amounts due to the securitization trust at December 31, 2005 have increased as compared to December 31, 2004, primarily as a result of principal collections of receivables allocated to the Series 2003-A securitization during its accumulation period. We funded the increase in assets primarily through an increase in deposits.
      Our Series 1997-A securitization represents a $200 million committed commercial paper conduit facility that provides off-balance sheet funding, none of which was used at December 31, 2005. Upon the expiration of this facility in June 2006, management expects to obtain the appropriate level of replacement funding under similar terms and conditions.
      The securitization agreements contain conditions that would trigger an early amortization event. An early amortization event would result in the end of the revolving period prior to the expected dates, which would require us to find an alternate means of funding new receivables generated on existing business credit card accounts. The conditions to trigger an early amortization event include the failure to make payments under the terms of the agreement, or the insolvency or other similar event of Advanta Bank Corp. An early amortization event would also be triggered for each individual securitization, except the AdvantaSeries, if the three-month average excess spread percentage was not maintained at a level greater than 0% for that securitization. An early amortization event for the AdvantaSeries would be triggered if the three-month average excess spread amount was not maintained at a level greater than $0. At December 31, 2005, our three-month average excess spread percentage for each securitization, excluding the AdvantaSeries, was at least 6.77%. For the AdvantaSeries, our three-month average excess spread amount was $5.6 million. Our three-month average excess spread levels at December 31, 2005 include the unfavorable impact of the net charge-offs resulting from the impact of the change in bankruptcy law as discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Based on the current levels of excess spread, our financial position and other considerations, management believes that it is unlikely that the trust or any individual securitization will have an early amortization event.

The securitization agreements do not have any provisions or conditions involving the debt rating of Advanta Corp.
      In August 2005, the FASB issued a revised exposure draft, Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In December 2005, the FASB announced plans to redeliberate issues identified by the FASB staff in the proposed statement and to issue a final statement in the second quarter of 2006. Management will evaluate any potential impact of the final statement when it is available.
      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140 and eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provided that beneficial interests in securitized financial assets are not subject to SFAS No. 133. Under the new statement, an entity may irrevocably elect to measure a hybrid financial instrument that would otherwise require bifurcation, at fair value in its entirety on an instrument-by-instrument basis. The statement clarifies which interest-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding certain derivative financial instruments. The statement is effective for all financial instruments that we acquire or issue after January 1, 2007. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

Obligations under Guarantees
In the normal course of business, including discontinued operations, we enter into agreements pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. These indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell assets or services, finance our business and business transactions, establish alliances or other strategic business relationships, service assets (including for unaffiliated third parties), buy or lease real property and license intellectual property. The agreements we enter into in the normal course of business, including discontinued operations, generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay certain amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees or infringement of third party intellectual property rights. Under these typical indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular agreement, and the procedures typically allow us to challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement. Also, in connection with the securitization of receivables, we enter into agreements pursuant to which we agree to indemnify other parties to these transactions. The agreements contain standard representations and warranties about the assets that are securitized and include indemnification provisions under certain circumstances involving a breach of these representations or warranties. In connection with the securitization transactions we also include indemnifications that protect other parties to the transactions upon the occurrence of certain events such as violations of securities law and certain tax matters. Contingencies triggering material indemnification obligations have not occurred historically and are not expected to occur. Maximum exposure to loss is not possible to estimate due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. The nature of the indemnification provisions in the various types of agreements described above are low risk and pervasive, and we consider them to have a remote risk of loss. There are no amounts reflected on the consolidated balance sheets related to these indemnifications.
      In connection with our exit from certain businesses, we have entered into agreements that include customary indemnification obligations to the other parties. In general, the agreements we have entered into in connection with our disposition of assets, liabilities and/or businesses provide that we will indemnify the other parties to the transactions for certain losses relating to the assets, liabilities or business acquired by them. The obligations to indemnify are transaction and circumstance specific, and in most cases the other party must suffer a minimum threshold amount of losses before our indemnification obligation is triggered. Under the indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular agreement, and the procedures typically allow us to challenge the other party’s claims. It is not possible to determine the maximum potential amount of future payments under these or similar arrangements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We previously had litigation relating to indemnification provisions of transaction agreements governing the transfer of the consumer credit card business and the Mortgage Transaction. Outstanding litigation relating to these transaction agreements was resolved prior to December 31, 2005. See Note 11 to the consolidated financial statements. There are no amounts on the consolidated balance sheet at December 31, 2005 related to these indemnifications.
      See Note 22 to the consolidated financial statements for a discussion of parent guarantees of subsidiary obligations.

Preferred Securities Trust
We own 100% of a statutory business trust that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. The trust was deconsolidated from our balance sheet effective December 31, 2003, in connection with our adoption of FIN 46, as revised. We established the trust in 1996 as a financing vehicle and we used the proceeds from the issuance of the trust preferred securities for general corporate purposes. The assets of the trust consist of $103 million of 8.99% junior subordinated debentures issued by Advanta Corp. due December 17, 2026. The trust preferred securities are subject to mandatory redemption upon the optional prepayment by Advanta Corp. of the junior subordinated debentures at any time on or after December 17, 2006 at an amount per trust preferred security equal to 104.495% of the principal amount plus accrued and unpaid distributions. This amount declines ratably on each December 17 thereafter to 100% on December 17, 2016. Dividends on the trust preferred securities are cumulative, payable semi-annually in arrears at an annual rate of 8.99%. The trust has no operations or assets separate from its investment in the junior subordinated debentures.
      Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. At December 31, 2005, the maximum amount of the undiscounted future payments that Advanta Corp. could be required to make under this guarantee was $289 million, representing the amount of trust preferred securities outstanding of $100 million at December 31, 2005 and future dividends of approximately $9 million per year through December 2026. Our consolidated balance sheets reflect the subordinated debt payable to the trust of $103 million.
ASSET/ LIABILITY MANAGEMENT
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

      We are exposed to equity price risk on the equity securities in our investments available for sale portfolio. We typically do not attempt to reduce or eliminate the market exposure on equity investments. A 20% adverse change in equity prices would result in an approximate $2.1 million decrease in the fair value of our equity investments at December 31, 2005. A 20% adverse change would have resulted in an approximate $2.9 million decrease in fair value at December 31, 2004.
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

	2005	2004

Estimated percentage increase (decrease) in net interest income on owned receivables:
Assuming 200 basis point increase in interest rates	13%	12%
Assuming 200 basis point decrease in interest rates	(11)%	(4)%
Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase in interest rates	(9)%	(6)%
Assuming 200 basis point decrease in interest rates	12%	14%
Estimated percentage increase (decrease) in net interest income on managed receivables:
Assuming 200 basis point increase in interest rates	(3)%	(1)%
Assuming 200 basis point decrease in interest rates	5%	9%

      Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of the majority of our off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the cardholder pays their balance in full each month. Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario. Changes in the composition of our balance sheet, the interest rate environment and securitization funding strategies have also impacted the results of the net interest income sensitivity analyses as of December 31, 2005 as compared to the results as of December 31, 2004.
      The above estimates of net interest income sensitivity alone do not provide a comprehensive view of our exposure to interest rate risk and are not necessarily indicative of potential changes in our owned and managed net interest income. Additional factors such as changes in the portfolio, customer behavior and marketing strategies also affect owned and managed net interest income and accordingly, actual results may differ from these estimates. The quantitative risk information is limited by the parameters and assumptions utilized in generating the results. These analyses are useful only when viewed within the context of the parameters and assumptions used. The above rate scenarios do not reflect management’s expectation regarding the future direction of interest rates, and they depict only two possibilities out of a large set of possible scenarios.
Liquidity, Capital Resources and Analysis of Financial Condition
At December 31, 2005, we had a high level of liquidity including $34.1 million of cash and $355.1 million of federal funds sold. In addition, at December 31, 2005 we had $474.9 million of receivables held for sale that could be sold to generate additional liquidity. We also had investments available for sale at December 31, 2005 that could be sold to generate additional liquidity.
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
      Cash flows from operating activities are influenced by securitization activities. As shown on the statements of cash flows, our operating activities generated $8.1 million of cash in the year ended December 31, 2005 and were impacted by an increase in accounts receivable from securitizations in the period. As described in more detail in the “Off-Balance Sheet Arrangements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, accounts receivable from securitizations increased at December 31, 2005 as compared to December 31, 2004 primarily as a result of principal collections of receivables allocated to a securitization in its accumulation period. For the year ended December 31, 2004, the net use of cash flows from operating activities of $92.3 million was due primarily to the increase in receivables held for sale in excess of proceeds from receivables sold in the period due to the timing of securitization transactions. For the year ended December 31, 2003, cash flows from operating activities were $75.1 million due primarily to the relationship of proceeds from receivables sold as compared to the increase in receivables held for sale in the period. We expect to fund future growth and continuing operations with off-balance sheet securitizations, deposits and sources of operating cash flow, including excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables.
      Our access to unsecured, institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. However, we do have access to a diversity of funding sources. Our components of funding were as follows at December 31:

	2005		2004

($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$2,771,505	59%	$2,462,220	61%
Deposits	1,070,572	23	825,273	20
Debt	226,856	5	265,759	7
Subordinated debt payable to preferred securities trust	103,093	2	103,093	2
Equity	515,437	11	392,194	10

Total	$4,687,463	100%	$4,048,539	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.
      Our ratio of equity to on-balance sheet assets was 24.23% at December 31, 2005 as compared to 23.17% at December 31, 2004. The ratio of equity and subordinated debt payable to preferred securities trust to on-balance sheet assets was 29.07% at December 31, 2005 as compared to 29.26% at December 31, 2004. In managing our capital needs, we also consider our ratio of equity to managed assets to be useful because our on-balance sheet assets include retained interests in securitizations that serve as credit enhancement to the noteholders’ interests in the securitized receivables. Our ratio of equity to managed assets was 10.52% at December 31, 2005 as compared to 9.44% at December 31, 2004. The ratio of equity and subordinated debt payable to preferred securities trust to managed assets was 12.63% at December 31, 2005 as compared to 11.92% at December 31, 2004. We calculate managed assets as follows at December 31:

($ in thousands)	2005	2004

Total on-balance sheet assets	$2,127,403	$1,692,924
Off-balance sheet securitized receivables	2,771,505	2,462,220

Managed assets	$4,898,908	$4,155,144

Off-Balance Sheet Securitized Receivables
As shown in the components of funding table, off-balance sheet securitizations provide a significant portion of our funding and are one of our primary sources of liquidity. See “Off-Balance Sheet Arrangements” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of off-balance sheet securitizations and their impact on our liquidity, capital resources and financial condition.

Deposits, Debt and Equity
We continue to offer unsecured debt securities of Advanta Corp., in the form of RediReserve Variable Rate Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer frequently, depending on market conditions and our funding needs. In 2005, we continued to reduce originations of retail notes due to our liquidity position and, as a result, the balance of RediReserve Variable Rate Certificates and Investment Notes outstanding decreased $38.9 million from $265.8 million at December 31, 2004 to $226.9 million at December 31, 2005.
      Our regular quarterly cash dividends on Class A and Class B Common Stock increased 20% beginning with the dividends payable in the second quarter of 2005. We funded the increase in dividends with sources of operating cash flows.

Litigation
Advanta Corp. and its subsidiaries are involved in litigation, class action lawsuits, claims and legal proceedings arising in the ordinary course of business or discontinued operations. See Note 11 to the consolidated financial statements for further discussion. In connection with the U.S. District Court’s ruling and the settlement agreement in our litigation matters with Chase as described in Note 11 to the consolidated financial statements, we paid $16.8 million to Chase in the fourth quarter of 2005. Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our liquidity or capital resources based on our current expectations regarding the ultimate resolutions of these actions. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that the estimated cash flow related to these proceedings may change or that actual results will differ from our estimates.

Contractual Obligations
The following table summarizes our contractual cash obligations at December 31, 2005 by period.

	Payments Due by Period

		Less than
		or equal	1-3	3-5	After 5
($ in thousands)	Total	to 1 year	years	years	years

Time deposits	$1,049,772	$684,834	$292,907	$72,031	$0
Debt	226,856	73,740	105,159	36,414	11,543
Subordinated debt payable to preferred securities trust	103,093	0	0	0	103,093
Operating leases	29,779	6,529	12,382	10,868	0
Purchase obligations	37,056	25,776	9,452	840	988
Supplemental executive retirement plan obligations	761	0	0	0	761

Total	$1,447,317	$790,879	$419,900	$120,153	$116,385

      We expect to fund commitments related to operating leases, purchase obligations and supplemental executive retirement plan obligations with operating cash flows. Sources of operating cash flows include securitization of receivables, excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables. Uses of cash in operations include funding of receivables, operating expenses, interest expense and costs of rewards programs. Management expects to fund our deposit and debt obligations with replacement deposits or debt having similar terms and conditions. The subordinated debt payable to preferred securities trust is not due until 2026. Payments related to supplemental executive retirement plan obligations in the table above represent the present value of vested future benefits payable and are based on service rendered through December 31, 2005.
      We have commitments to purchase goods and services that are purchase obligations. These agreements are legally binding, specify all significant terms about the transaction including fixed or minimum quantities and fixed, minimum or variable price provisions, and may be renewable or cancelable without notice or penalty. Certain agreements are cancelable with a specified notice period or penalty, however all contracts are reflected in the table above as if they will be performed for the full term of the original agreement without regard to such notice period.
      In addition to these obligations, we have commitments to extend credit to our business credit card customers, representing unused lines of credit, of $8.9 billion at December 31, 2005 and $7.2 billion at December 31, 2004. Total lines of credit on our customers’ business credit cards were $12.7 billion at December 31, 2005 and $10.5 billion at December 31, 2004. We believe that our customers’ utilization of their lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date. We expect to fund the commitments to extend credit with the various components of funding described above, similar to the funding of other new receivables.
     Restrictions at Subsidiaries and Undistributed Earnings of Limited Partnership Interest
Advanta Bank Corp. and Advanta National Bank are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and primarily funds our business purpose credit cards and is the servicer of our discontinued leasing business. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. See “Part I, Item 1 — Government Regulation.”
Advanta Bank Corp. paid $35 million in dividends to Advanta Corp. in 2005. In 2004, Advanta Bank Corp. paid $32 million in cash dividends and a $3 million noncash dividend to Advanta Corp. There were no dividends from Advanta Bank Corp. to Advanta Corp. in the year ended December 31, 2003. Advanta National Bank paid no dividends to Advanta Corp. in the three years ended December 31, 2005. There were no dividends from insurance subsidiaries to Advanta Corp. in the two years ended December 31, 2005. In the year ended December 31, 2003, insurance subsidiaries paid an extraordinary dividend of $9.6 million and a return of capital of $10.4 million to Advanta Corp.
      At December 31, 2005, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 21.82% as compared to 26.07% at December 31, 2004. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action.
      Total stockholders’ equity of our banking and insurance subsidiaries was $437 million at December 31, 2005, of which $290 million was restricted. At January 1, 2006, $147 million of stockholders’ equity of our bank and insurance subsidiaries was available for payment of cash dividends in 2006 under applicable regulatory guidelines without prior regulatory approval.
      In addition to dividend restrictions at banking and insurance subsidiaries, one of our other subsidiaries is subject to a minimum equity requirement as part of a transaction agreement. The total minimum equity requirement of this subsidiary was $10 million at December 31, 2005 and the subsidiary was in compliance with its minimum equity requirement. Also, we have an investment in a limited partnership, Fleet Credit Card Services, L.P., and estimated undistributed partnership earnings included in our retained earnings were $12.1 million at December 31, 2005.
      Management believes that the restrictions, for bank, insurance and other subsidiaries and undistributed earnings of our limited partnership interest, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.
      Subordinated trust assets are a component of retained interest in securitizations and represent a significant portion of assets held at non-bank subsidiaries. At December 31, 2005, $102 million of subordinated trust assets held at non-bank subsidiaries were rated BB by Standard & Poors and Ba2 by Moody’s Investor Service and could be sold to generate additional liquidity to the parent company, Advanta Corp.
Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Advanta Corp.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Advanta Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Advanta Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Advanta Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Advanta Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanta Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Philadelphia, PA
March 6, 2006

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information called for by this Item is incorporated by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/ Liability Management”

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Advanta Corp.:
      We have audited the accompanying consolidated balance sheets of Advanta Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanta Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 10 to the consolidated financial statements, effective December 31, 2003, the Company adopted the provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanta Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, PA
March 6, 2006

Advanta Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31,

(In thousands, except share amounts)	2005	2004

ASSETS
Cash	$34,109	$35,565
Federal funds sold	355,057	298,677
Restricted interest-bearing deposits	1,333	2,946
Investments available for sale	219,782	184,240
Receivables, net:
Held for sale	474,881	377,158
Other	389,012	328,872

Total receivables, net	863,893	706,030
Accounts receivable from securitizations	450,001	244,362
Premises and equipment (at cost, less accumulated depreciation of $33,029 in 2005 and $34,225 in 2004)	16,901	17,958
Other assets	186,327	203,146

Total assets	$2,127,403	$1,692,924

LIABILITIES
Deposits	$1,070,572	$825,273
Debt	226,856	265,759
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	211,445	106,605

Total liabilities	1,611,966	1,300,730

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding — 1,010 shares in 2005 and 2004	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 10,041,017 shares in 2005 and 2004	100	100
Class B non-voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 21,918,569 shares in 2005 and 21,537,061 shares in 2004	219	215
Additional paid-in capital	276,231	258,223
Unearned restricted stock	(1,148)	(9,460)
Unearned ESOP shares	(9,622)	(9,930)
Accumulated other comprehensive loss	(678)	(261)
Retained earnings	298,472	201,772
Treasury stock at cost, 434,155 Class A common shares and 3,162,019 Class B common shares in 2005; 434,155 Class A common shares and 3,186,647 Class B common shares in 2004	(49,147)	(49,475)

Total stockholders’ equity	515,437	392,194

Total liabilities and stockholders’ equity	$2,127,403	$1,692,924

See Notes to Consolidated Financial Statements.

Advanta Corp. and Subsidiaries
Consolidated Income Statements

	Year Ended December 31,

(In thousands, except per share amounts)	2005	2004	2003

Interest income:
Receivables	$107,363	$82,579	$84,435
Investments	17,429	6,990	7,615
Other interest income	14,809	17,140	16,311

Total interest income	139,601	106,709	108,361
Interest expense:
Deposits	33,619	19,261	26,024
Debt and other borrowings	14,809	17,158	22,284
Subordinated debt payable to preferred securities trust	9,158	9,158	0

Total interest expense	57,586	45,577	48,308

Net interest income	82,015	61,132	60,053
Provision for credit losses	40,297	42,368	45,423

Net interest income after provision for credit losses	41,718	18,764	14,630
Noninterest revenues:
Securitization income	109,051	124,769	122,816
Servicing revenues	51,079	49,516	40,747
Other revenues, net	130,710	113,556	104,978
Gain on transfer of consumer credit card business (See Note 17)	67,679	0	0

Total noninterest revenues	358,519	287,841	268,541

Expenses:
Operating expenses	243,058	234,298	225,165
Minority interest in income of consolidated subsidiary	0	0	8,880

Total expenses	243,058	234,298	234,045

Income before income taxes	157,179	72,307	49,126
Income tax expense	40,490	28,034	18,913

Income from continuing operations	116,689	44,273	30,213
(Loss) gain, net, on discontinuance of mortgage and leasing businesses, net of tax	(6,260)	468	(1,968)

Net income	$110,429	$44,741	$28,245

Basic income from continuing operations per common share
Class A	$4.34	$1.69	$1.19
Class B	4.47	1.80	1.29
Combined	4.43	1.76	1.25

Diluted income from continuing operations per common share
Class A	$3.99	$1.57	$1.16
Class B	4.04	1.62	1.23
Combined	4.02	1.60	1.21

Basic net income per common share
Class A	$4.11	$1.71	$1.11
Class B	4.23	1.82	1.21
Combined	4.19	1.78	1.17

Diluted net income per common share
Class A	$3.77	$1.58	$1.08
Class B	3.82	1.64	1.16
Combined	3.81	1.62	1.13

Basic weighted average common shares outstanding
Class A	8,825	8,798	9,028
Class B	17,512	16,225	14,999
Combined	26,337	25,023	24,027

Diluted weighted average common shares outstanding
Class A	8,825	8,798	9,028
Class B	20,160	18,750	15,908
Combined	28,985	27,548	24,936

See Notes to Consolidated Financial Statements.

Advanta Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

						Unearned	Accumulated
						Restricted	Other
	Comprehensive	Class A	Class A	Class B	Additional	Stock &	Comprehensive			Total
	Income	Preferred	Common	Common	Paid-In	Unearned	Income	Retained	Treasury	Stockholders’
($ in thousands)	(Loss)	Stock	Stock	Stock	Capital	ESOP Shares	(Loss)	Earnings	Stock	Equity

Balance at December 31, 2002		$1,010	$100	$204	$243,910	$(28,668)	$186	$147,205	$(42,634)	$321,313
Net income	$28,245							28,245		28,245
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $66	(123)						(123)			(123)

Comprehensive income	$28,122

Preferred and common cash dividends declared								(7,667)		(7,667)
Exercise of stock options				3	2,310					2,313
Stock option exchange program stock distribution									183	183
Issuance of restricted stock				2	2,150	(2,152)				0
Amortization of restricted stock						4,105				4,105
Forfeitures of restricted stock				(3)	(2,976)	2,643				(336)
Stock buyback									(7,170)	(7,170)
ESOP shares committed to be released					(99)	443				344

Balance at December 31, 2003		$1,010	$100	$206	$245,295	$(23,629)	$63	$167,783	$(49,621)	$341,207
Net income	$44,741							44,741		44,741
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $175	(324)						(324)			(324)

Comprehensive income	$44,417

Preferred and common cash dividends declared								(10,752)		(10,752)
Exercise of stock options				8	8,489					8,497
Modification of stock options					196					196
Stock option exchange program stock distribution									146	146
Stock-based nonemployee compensation expense					482					482
Issuance of restricted stock				3	5,427	(5,430)				0
Amortization of restricted stock						7,740				7,740
Forfeitures of restricted stock				(2)	(1,887)	1,473				(416)
ESOP shares committed to be released					221	456				677

Balance at December 31, 2004		$1,010	$100	$215	$258,223	$(19,390)	$(261)	$201,772	$(49,475)	$392,194
Net income	$110,429							110,429		110,429
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $224	(417)						(417)			(417)

Comprehensive income	$110,012

Preferred and common cash dividends declared								(13,729)		(13,729)
Exercise of stock options				5	6,100					6,105
Stock option exchange program stock distribution									328	328
Stock-based nonemployee compensation expense					124					124
Tax benefits from stock-based compensation and ESOP					12,800					12,800
Issuance of restricted stock					222	(222)				0
Amortization of restricted stock						7,633				7,633
Forfeitures of restricted stock				(1)	(1,811)	900				(912)
ESOP shares committed to be released					573	309				882

Balance at December 31, 2005		$1,010	$100	$219	$276,231	$(10,770)	$(678)	$298,472	$(49,147)	$515,437

See Notes to Consolidated Financial Statements.

Advanta Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,

($ in thousands)	2005	2004	2003

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income	$110,429	$44,741	$28,245
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Loss (gain), net, on discontinuance of mortgage and leasing businesses, net of tax	6,260	(468)	1,968
Investment securities (gains) losses, net	(780)	1,498	3,651
Valuation adjustments on other receivables held for sale	0	0	(50)
Depreciation and amortization	7,184	9,666	8,440
Stock-based compensation expense	6,845	8,002	3,769
Provision for credit losses	40,297	42,368	45,423
Provision for interest and fee losses	9,270	9,714	11,623
Change in deferred origination costs, net of deferred fees	(6,262)	3,466	11,623
Change in receivables held for sale	(1,345,789)	(299,496)	(992,879)
Proceeds from sale of receivables held for sale	1,248,066	137,002	961,985
Change in accounts receivable from securitizations	(205,639)	(25)	(46,099)
Change in other assets and other liabilities	138,189	(48,737)	37,393

Net cash provided by (used in) operating activities	8,070	(92,269)	75,092

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	(54,767)	34,560	75,523
Purchase of investments available for sale	(543,157)	(563,030)	(828,404)
Proceeds from sales of investments available for sale	428,436	572,309	538,031
Proceeds from maturing investments available for sale	79,318	27,108	235,130
Change in receivables not held for sale	(103,445)	(93,311)	(88,151)
Purchases of premises and equipment, net	(6,070)	(5,977)	(2,968)

Net cash used in investing activities	(199,685)	(28,341)	(70,839)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Change in demand and savings deposits	11,720	875	(737)
Proceeds from issuance of time deposits	482,612	539,954	580,429
Payments for maturing time deposits	(263,294)	(393,736)	(629,743)
Proceeds from issuance of debt	23,311	29,319	84,804
Payments on redemption of debt	(70,805)	(90,625)	(100,928)
Change in cash overdraft and other borrowings	6,283	(4,596)	23,279
Proceeds from exercise of stock options	6,105	8,497	2,313
Cash dividends paid	(13,729)	(10,752)	(7,667)
Stock buyback	0	0	(7,170)

Net cash provided by (used in) financing activities	182,203	78,936	(55,420)

DISCONTINUED OPERATIONS
Net cash provided by operating activities	7,956	50,298	36,715
Net cash provided by investing activities	0	0	26,559

Net cash provided by discontinued operations	7,956	50,298	63,274

Net (decrease) increase in cash	(1,456)	8,624	12,107
Cash at beginning of year	35,565	26,941	14,834

Cash at end of year	$34,109	$35,565	$26,941

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts, unless otherwise noted)
In these notes to consolidated financial statements, “Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

Note 1.	Nature of Operations and Basis of Presentation
Advanta focuses on the small business market and related community, providing funding and support to the nation’s small businesses and business professionals through innovative products and services. Using our direct marketing and information based expertise, we identify potential customers and provide a high level of service tailored to the needs of small businesses. Since 1951, Advanta has pioneered many of the marketing techniques common in the financial services industry today, including remote lending and direct mail, affinity and relationship marketing. Our primary business segment is Advanta Business Cards, which is one of the nation’s largest issuers (through Advanta Bank Corp.) of business purpose credit cards to small businesses and business professionals. We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. Advanta Business Cards is primarily funded and operated through Advanta Bank Corp., which offers a variety of deposit products, such as retail and large denomination certificates of deposits and money market savings accounts that are insured by the Federal Deposit Insurance Corporation. At December 31, 2005, we had 877 thousand business credit card accounts and had owned business credit card receivables of $879 million and securitized business credit card receivables of $2.9 billion. We outsource certain processing and administrative functions associated with the servicing of our business credit card accounts to a single third party processor.
      Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we completed our exit from the mortgage business, Advanta Mortgage, through a purchase and sale agreement with Chase Manhattan Mortgage Corporation as buyer (the “Mortgage Transaction”), announced the discontinuance of our leasing business, and restructured our corporate functions to a size commensurate with our ongoing businesses. Changes in estimate related to our exit from the mortgage business and discontinuance of the leasing business are reported as discontinued operations for all periods presented. The results of our ongoing businesses are reported as continuing operations for all periods presented.
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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the accounting for the allowance for receivable losses, securitization income, business credit card rewards programs, income taxes and discontinued operations.
Investments Available for Sale
Investments available for sale include securities that we sell from time to time to provide liquidity and in response to changes in the market. Debt and equity securities classified as available for sale are reported at fair value and unrealized gains and losses on these securities are reported in other comprehensive income, net of income taxes. The fair values of investments available for sale are based on quoted market prices, dealer quotes or estimates using quoted market prices for similar securities. Declines in the fair values of investments available for sale below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses. In estimating other than temporary impairment losses, we consider (1) the length of time

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and the extent to which the fair value has been less than cost, (2) the financial condition of the issuer, and (3) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.
      Our venture capital investments are included in investments available for sale at estimated fair value. Management makes fair value determinations based on quoted market prices, when available, and considers each investee’s financial results, conditions and prospects and overall market liquidity, when market prices are not available. In accordance with the specialized industry accounting principles of venture capital investment companies, the unrealized and realized gains and losses on these investments are included in other revenues rather than other comprehensive income and the equity method of accounting for investments is not applied.
      We recognize purchase premiums and discounts in interest income using the interest method over the term of the securities. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.
Receivables Held for Sale
Receivables held for sale represent receivables currently on the balance sheet that we intend to sell or securitize within the next six months. We report these assets at the lower of aggregate cost or fair market value by receivable type. We recognize net unrealized losses, if any, through a valuation allowance by charges to income.
Allowance for Receivable Losses
We establish the allowance for receivable losses as losses are estimated to have occurred through provisions charged to earnings. Business credit card receivables are comprised of principal amounts due from cardholders for purchase activities, balance transfers and cash usage, and amounts due from cardholders relating to billed interest and fees. We report provisions for credit losses, representing the portion of receivable losses attributable to principal, separately on the consolidated income statements. We record provisions for interest and fee receivable losses as direct reductions to interest and fee income as described below in “Interest and Fee Income on Receivables.” The allowance for receivable losses is evaluated on a regular basis by management and is based upon management’s review of the collectibility of receivables in light of historical experience by receivable type, the nature and volume of the receivable portfolio, adverse situations that may affect the borrowers’ ability to repay and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Since our business credit card receivable portfolio is comprised of smaller balance homogeneous receivables, we generally evaluate the receivables collectively for impairment through the use of a migration analysis as well as the consideration of other factors that may indicate increased risk of loss, such as bankrupt accounts, overlimit accounts or accounts that have been re-aged or entered a workout program. Accordingly, we do not separately identify individual receivables for impairment disclosures. A migration analysis is a technique used to estimate the likelihood that a receivable or pool of receivables will progress through various delinquency stages and ultimately charge off.
      Our charge-off and re-age policies for business credit card accounts conform to the Uniform Retail Credit Classification and Account Management Policy, as well as the Credit Card Lending Guidance, issued by the Federal Financial Institutions Examination Council (“FFIEC”). Our charge-off policy for contractually delinquent business credit card accounts is to charge-off an unpaid receivable no later than the end of the month in which it becomes past due 180 cumulative days from the contractual due date. Our charge-off policy for bankrupt business credit card accounts is to charge-off the unpaid receivable within 60 days of receipt of notification of filing from the bankruptcy court or within the timeframes adopted in the FFIEC Uniform Retail Credit Classification and Account Management Policy, whichever is shorter. Subsequent recoveries are credited to the allowance for receivable losses.
      Our charge-off policy for other receivables is to charge-off the unpaid receivable when management believes the uncollectibility of a receivable balance is confirmed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest and Fee Income on Receivables
We accrue interest income on the unpaid balance of receivables. Interest income includes late fees billed on business credit card receivables. Fee income is recognized when billed to the cardholder, with the exception of origination fees as discussed in “Origination Costs and Fees” below. We continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses. We discontinue the billing and recognition of interest and fees when the account is classified as fraudulent, bankrupt, deceased, hardship or workout. Provisions for interest and fee losses are recorded as direct reductions to interest and fee income. The accrued interest and fee portion of charged-off receivables is charged against the allowance for receivable losses. All subsequent recoveries of charged-off receivables are classified as principal recoveries, since any amounts related to accrued interest and fees are de minimus.
Origination Costs and Fees
We engage unrelated third parties to solicit and originate business credit card account relationships. Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. These costs represent the cost of acquiring business credit card account relationships, and the net amortization is included in operating expenses. A substantial portion of amounts paid to acquire new business credit card accounts are paid to a single third party vendor.
Securitization Income
A significant portion of our funding for Advanta Business Cards is through off-balance sheet securitizations using a securitization trust. The securitization trust was created to hold the collateral (the securitized receivables) and issue notes to primarily institutional investors. The securitization trust is a qualifying special-purpose entity as defined by Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125, and therefore, is not consolidated as part of Advanta’s consolidated financial statements. We do not provide any guarantee of the notes issued by the special-purpose entity and our recourse in the transactions is limited to the value of our interests in securitizations that serve as credit enhancement to the noteholders’ interests in the securitized receivables.
      We sell business credit card receivables through securitizations with servicing retained. Also, during the revolving period of each securitization, we sell new receivables to the securitization trust to replenish the noteholders’ interest in securitized receivables that have been repaid by the business credit card account holders. When we sell receivables to the securitization trust, we surrender control over the transferred assets and account for the transaction as a sale when we receive consideration other than beneficial interests in the transferred assets in exchange. We allocate the previous carrying amount of the securitized receivables between the assets sold and the retained interests based on their relative estimated fair values at the date of sale. We recognize securitization income at the time of a sale equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. Fair value estimates used in the recognition of securitization income require assumptions of discount rates, payment rates, credit loss rates and interest rates and yields.
      On a monthly basis, income-related cash flows on securitized receivables (interest, interchange and fees) are used to pay both interest to noteholders and servicing fees, and any excess cash flow serves as credit enhancement to cover credit losses in that month.
Accounts Receivable from Securitizations
Accounts receivable from securitizations include retained interests in securitizations, accrued interest and fees on securitized receivables, amounts due from the securitization trust related to the sale of new receivables during the revolving period, and amounts due from the securitization trust for one month’s servicing fee and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
one month’s income-related cash flows in excess of that month’s noteholders’ interest, servicing fees and credit losses.
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
      We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis when quoted market prices are not available. We estimate the cash flows of the retained interest-only strip as the excess of the weighted average interest yield on the pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and an estimate of future credit losses over the life of the existing receivables. We discount cash flows from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. The discounted cash flow analysis is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. We recognize interest income over the life of the retained interests in securitizations by applying the discount rate used in the valuation.
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
Servicing Assets
We do not recognize servicing assets associated with securitization transactions because the benefits of servicing are not expected to be more or less than adequate compensation for performing the servicing.
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
      We amortize leasehold improvements over the shorter of the lives of the leases or estimated service lives of the leasehold improvements.
Investment in Limited Partnership
On February 20, 1998, we completed a transaction with Fleet Financial Group, Inc. (“Fleet”) to contribute substantially all of our consumer credit card receivables, subject to liabilities, to a newly formed entity controlled by Fleet that is now known as Fleet Credit Card Services, L.P. As of the consummation of the transaction on February 20, 1998, our ownership interest in the newly formed entity was 4.99% and the carrying value of the investment was $20.0 million. Our ownership interest at December 31, 2005 and 2004 was approximately 1.3%. As a result of our May 28, 2004 agreement with Bank of America Corp. (“Bank of America”) and the combination of Bank of America’s and Fleet Credit Card Services, L.P.’s consumer credit card businesses, our partnership interest in Fleet Credit Card Services, L.P. represents an interest in the combined business.
      Subsequent to the date of the agreement with Bank of America, we have accounted for our investment in Fleet Credit Card Services, L.P. using the cost method and have recognized dividend distributions from net accumulated earnings as income. Prior to the date of the agreement with Bank of America, we recognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earnings allocable to our partnership interest using the equity method in accordance with Emerging Issues Task Force Topic D-46, Accounting for Limited Partnership Interests. The partnership interest is included in other assets on the consolidated balance sheets and earnings on the partnership interest are included in other revenues on the consolidated income statements. We received distributions from the partnership of $1.9 million in the year ended December 31, 2005, $2.4 million in 2004 and $1.2 million in 2003.
Intangible Assets
Intangible assets are initially recognized and measured based on their fair value. We amortize intangible assets on a straight-line basis over their estimated useful lives unless they are deemed to have indefinite useful lives. Intangible assets with indefinite useful lives are not amortized and are subject to impairment tests at least annually. We recognize impairment losses if the carrying value of an intangible asset exceeds its fair value.
Business Credit Card Rewards Programs
We offer cash back rewards and/or business rewards programs with the majority of our business purpose credit cards. In 2004, we expanded our business rewards programs to include offers of gift certificates and merchandise in addition to travel awards. Eligible cardholders earn cash back rewards or business rewards based on net purchases charged on their business credit card account. We estimate the costs of future reward redemptions and record a liability at the time cash back rewards or business rewards are earned by the cardholder. These costs of future reward redemptions are recorded as a reduction of other revenues on the consolidated income statements. Estimates of the costs of future reward redemptions include assumptions regarding the percentage of earned rewards that cardholders will ultimately redeem and the cost of business rewards. It is reasonably possible that actual results will differ from our estimates or that our estimated liability for these programs may change.
Securities Sold Under Repurchase Agreements
We account for securities sold under agreements to repurchase as secured borrowings because we maintain effective control over the transferred assets. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. We may be required to provide additional collateral based on the fair value of the underlying securities.
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
Stock-Based Compensation
SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, (“SFAS No. 123”) defines a fair value-based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, entities are permitted to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“Opinion”) No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue with the accounting methodology in Opinion No. 25 and, as a result, have provided pro forma disclosures of compensation expense for options granted to employees under our stock option plans, net of related tax effects, net income and earnings per share, as if the fair value-based method of accounting had been applied. Had compensation cost for these plans been determined using the fair value method, our compensation expense for stock option plans, net of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related tax effects, net income and net income per common share would have changed to the following pro forma amounts for the years ended December 31:

	2005	2004	2003

Stock-based employee compensation expense for stock option plans, net of related tax effects
As reported	$0	$119	$0
Pro forma	2,449	3,120	2,353

Net income
As reported	$110,429	$44,741	$28,245
Pro forma	107,980	41,740	25,892

Basic net income per common share
As reported
Class A	$4.11	$1.71	$1.11
Class B	4.23	1.82	1.21
Combined	4.19	1.78	1.17
Pro forma
Class A	$4.01	$1.59	$1.01
Class B	4.14	1.70	1.11
Combined	4.09	1.66	1.07

Diluted net income per common share
As reported
Class A	$3.77	$1.58	$1.08
Class B	3.82	1.64	1.16
Combined	3.81	1.62	1.13
Pro forma
Class A	$3.68	$1.48	$0.99
Class B	3.73	1.54	1.07
Combined	3.71	1.52	1.04

      We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2005	2004	2003

Dividend yield	3.14%	2.85%	3.79%
Expected life (in years)	5.0	5.0	7.0
Expected volatility	53.60%	54.74%	59.19%
Risk-free interest rate	3.79%	3.62%	3.23%

Income Taxes
Our effective tax rate is based on expected income, statutory tax rates, current tax law and tax planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is required in determining our effective tax rate and in evaluating our tax positions. Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, we determine the net deferred tax asset or liability based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies could materially affect our tax estimates and are outside of our control. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred tax asset will not be realized. When evaluating the realizability of the deferred tax asset, we consider (1) estimates of expected future taxable income, (2) existing and projected book/tax differences, (3) tax planning strategies available, and (4) the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast the business credit card market and the competitive and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if applicable, are included in income tax expense on the consolidated income statements.
Discontinued Operations
Our exit from the mortgage business and discontinuance of the leasing business represent the disposal of business segments following Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Accordingly, results of these segments are classified as discontinued operations in all periods presented. Our accounting for discontinuance of the mortgage and leasing businesses was not impacted by the issuance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, since its provisions for disposal groups of long-lived assets are effective for disposal activities initiated after January 1, 2002. We use estimates of future cash flows in the accounting for discontinued operations, including estimates of the future costs of mortgage business-related litigation and estimates of operating results through the remaining term of the leasing portfolio. As all estimates used are influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Changes in estimates related to discontinued operations are included in gain (loss), net, on discontinuance of mortgage and leasing businesses on the consolidated income statements.
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
Recently Issued Accounting Standards
In August 2005, the Financial Accounting Standards Board (“FASB”) issued a revised exposure draft, Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In December 2005, the FASB announced plans to redeliberate issues identified by the FASB staff in the proposed statement and to issue a final statement in the second quarter of 2006. Management will evaluate any potential impact of the final statement when it is available.
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123R”) that replaces SFAS No. 123 and supercedes Opinion No. 25 and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options. Upon implementation, entities are no longer able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities are required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. We will adopt this statement effective January 1, 2006 using the modified prospective method, and it will increase our operating expenses. Under the modified prospective method, awards that are granted, modified, or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS No. 123R and expense will also be recognized for the unvested portion of awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123. We estimate that our compensation expense related to employee stock options will be approximately $4 million for the year ending December 31, 2006. The amount of actual compensation expense will vary depending on the number of options granted in 2006, the market value of our common stock and changes in other variables impacting stock option valuation estimates. We previously recognized the effect of restricted stock forfeitures as they occurred. SFAS No. 123R refers to restricted stock as nonvested shares. Under SFAS No. 123R, we are required to estimate forfeitures and to eliminate previously recognized compensation cost, net of related tax effects, for those nonvested shares as a cumulative effect of a change in accounting principle effective January 1, 2006. We estimate that the compensation expense previously recognized in income as of December 31, 2005 related to outstanding shares of restricted stock that may forfeit prior to vesting is not material.
      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140 and eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provided that beneficial interests in securitized financial assets are not subject to SFAS No. 133. Under the new statement, an entity may irrevocably elect to measure a hybrid financial instrument that would otherwise require bifurcation, at fair value in its entirety on an instrument-by-instrument basis. The statement clarifies which interest-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding certain derivative financial instruments. The statement is effective for all financial instruments that we acquire or issue after January 1, 2007. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.
Cash Flow Reporting
Cash paid for interest was $31.9 million for the year ended December 31, 2005, $28.9 million for 2004 and $25.2 million for 2003. In addition, interest expense includes interest credited directly to the accounts of deposit customers and retail note program investors of $22.9 million for the year ended December 31, 2005, $18.2 million for 2004 and $23.3 million for 2003.
      Cash paid for taxes was $18.8 million for the year ended December 31, 2005, $13.9 million for 2004 and $2.4 million for 2003. Tax refunds received were $1.7 million for the year ended December 31, 2005, $339 thousand for 2004 and $510 thousand for 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Investments Available For Sale
Investments available for sale consisted of the following at December 31:

	2005				2004				2003

		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury and government agency securities	$51,399	$0	$(722)	$50,677	$69,402	$0	$(485)	$68,917	$28,593	$23	$(72)	$28,544
State and municipal securities	4,730	31	(45)	4,716	3,329	46	(5)	3,370	1,946	68	0	2,014
Corporate bonds	10,593	0	(148)	10,445	12,308	0	(49)	12,259	0	0	0	0
Collateralized mortgage obligations	0	0	0	0	0	0	0	0	27	0	0	27
Asset backed securities(1)	39,352	28	(114)	39,266	4,358	87	(47)	4,398	4,954	113	(71)	4,996
Equity securities(2)	10,374	0	(73)	10,301	14,626	51	0	14,677	20,018	35	0	20,053
Money market funds	104,272	0	0	104,272	80,509	0	0	80,509	166,875	0	0	166,875
Other	105	0	0	105	110	0	0	110	115	0	0	115

Total investments available for sale	$220,825	$59	$(1,102)	$219,782	$184,642	$184	$(586)	$184,240	$222,528	$239	$(143)	$222,624

(1)	Includes mortgage-backed securities.
(2)	Includes venture capital investments of $1.2 million at December 31, 2005, $5.3 million at December 31, 2004 and $9.5 million at December 31, 2003. The amount shown as amortized cost represents fair value for these investments.
      Distributions from money market funds were $2.2 million in the year ended December 31, 2005, $1.2 million in 2004 and $1.4 million in 2003 and were included in interest income on the consolidated income statements.
      Maturities of investments available for sale at December 31, 2005 were as follows:

	Amortized
	Cost	Fair Value

Due in 1 year	$37,499	$37,129
Due after 1 but within 5 years	25,452	24,958
Due after 5 but within 10 years	3,061	3,023
Due after 10 years	815	833

Subtotal	66,827	65,943
Asset-backed securities	39,352	39,266
Equity securities	10,374	10,301
Money market funds	104,272	104,272

Total investments available for sale	$220,825	$219,782

      Net realized gains and losses on the sale of investments are included in other revenues on the consolidated income statements. Realized gains and losses on sales of investments available for sale were as follows for the years ended December 31:

	2005	2004	2003

Gross realized gains	$1,452	$1,179	$389
Gross realized losses	(755)	0	(2,006)

Net realized gains (losses)	$697	$1,179	$(1,617)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of investments available for sale in an unrealized loss position and the related unrealized losses were as follows:

	Less Than		12 Months
	12 Months in an		or Longer in an
	Unrealized Loss		Unrealized Loss
	Position		Position		Total

	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2005	Amount	Value	Amount	Value	Amount	Value

U.S. Treasury and government agency securities	$(39)	$10,157	$(683)	$40,520	$(722)	$50,677
State and municipal securities	(12)	1,838	(33)	887	(45)	2,725
Corporate bonds	(140)	8,450	(8)	0	(148)	8,450
Asset-backed securities	(45)	22,800	(69)	3,426	(114)	26,226
Equity securities	(73)	7,227	0	0	(73)	7,227

Total	$(309)	$50,472	$(793)	$44,833	$(1,102)	$95,305

	Less Than		12 Months
	12 Months in an		or Longer in an
	Unrealized Loss		Unrealized Loss
	Position		Position		Total

	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2004	Amount	Value	Amount	Value	Amount	Value

U.S. Treasury and government agency securities	$(485)	$66,323	$0	$0	$(485)	$66,323
State and municipal securities	(5)	715	0	0	(5)	715
Corporate bonds	(49)	12,259	0	0	(49)	12,259
Asset-backed securities	(47)	2,699	0	0	(47)	2,699

Total	$(586)	$81,996	$0	$0	$(586)	$81,996

      There were no declines in the fair value of investments available for sale below their cost that were deemed to be other than temporary at December 31, 2005 or 2004. At December 31, 2005, we held eighteen investments in U.S. Treasury and government agency securities in an unrealized loss position, twenty-five investments in other debt securities in an unrealized loss position and one equity investment in an unrealized loss position. The range of unrealized losses per individual debt security at December 31, 2005 was $1 thousand to $193 thousand. The maximum length of time an investment was in an unrealized loss position was twenty-one months as of December 31, 2005. At December 31, 2004, we held twenty investments in U.S. Treasury and government agency securities in an unrealized loss position and seventeen investments in other debt securities that were in an unrealized loss position. The range of unrealized losses per individual debt security at December 31, 2004 was $1 thousand to $77 thousand. The unrealized losses at December 31, 2005 and 2004 were not deemed to be other than temporary impairments based upon the length of time and the extent to which the fair value has been less than cost, review of the current interest rate environment, the underlying credit rating of the issuers, anticipated volatility in the market and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity. The unrealized losses on debt securities at both dates resulted from increases in interest rates, not from deterioration in the creditworthiness of the issuers. In addition, the U.S. Treasury and government agency securities, state and municipal securities and the corporate bonds have contractual terms which do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.
      Investments deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers were $6.3 million at December 31, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Receivables
Receivables on the balance sheet, including those held for sale, consisted of the following at December 31:

	2005	2004

Business credit card receivables	$879,468	$730,483
Other receivables	8,007	10,280

Gross receivables	887,475	740,763

Add: Deferred origination costs, net of deferred fees	22,007	15,745
Less: Allowance for receivable losses
Business credit cards	(44,323)	(49,190)
Other receivables	(1,266)	(1,288)

Total allowance for receivable losses	(45,589)	(50,478)

Receivables, net	$863,893	$706,030

      In June 2001, Advanta Corp. provided a $353 thousand mortgage financing loan and a $100 thousand revolving home equity line of credit to an executive officer as part of a relocation agreement. Borrowings on the line of credit were $15 thousand in 2004 and $15 thousand in 2003. Upon the termination of the executive officer’s employment in February 2004, a repayment event under the terms of the agreement occurred. The former executive officer sold the property in May 2004 and used the net proceeds from the sale to satisfy his loan obligations in accordance with the terms of the relocation agreement. We recognized $91 thousand of compensation expense in the year ended December 31, 2004 related to loan forgiveness, based on the net proceeds from the sale of the property.
      We had commitments to extend credit to our credit card customers, representing unused lines of credit, of $8.9 billion at December 31, 2005 and $7.2 billion at December 31, 2004. Lines of credit on our customers’ business credit cards totaled $12.7 billion at December 31, 2005 and $10.5 billion at December 31, 2004. We believe that our customers’ utilization of their lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date.
      See Note 6 for information on geographic concentrations for owned business credit card receivables. Also see Note 6 for statistical information on owned receivables 30 days or more delinquent, 90 days or more delinquent, on nonaccrual status, accruing receivables past due 90 days or more, and net principal charge-offs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Allowance For Receivable Losses
The following table displays five years of allowance history for the years ended December 31:

	2005	2004	2003	2002	2001

Balance at January 1	$50,478	$48,454	$46,159	$41,971	$33,367
Provision for credit losses	40,297	42,368	45,423	40,906	35,976
Provision for interest and fee losses(1)	9,270	9,714	11,623	6,889	4,404
Gross principal charge-offs:
Business credit cards	(48,552)	(42,991)	(46,597)	(41,660)	(30,540)
Other receivables	(5)	(11)	(34)	(16)	(3)

Total gross principal charge-offs	(48,557)	(43,002)	(46,631)	(41,676)	(30,543)

Principal recoveries:
Business credit cards	3,687	3,055	2,927	4,260	3,171
Other receivables	0	4	0	0	0

Total principal recoveries	3,687	3,059	2,927	4,260	3,171

Net principal charge-offs	(44,870)	(39,943)	(43,704)	(37,416)	(27,372)

Interest and fee charge-offs:
Business credit cards	(9,586)	(10,115)	(11,047)	(6,191)	(4,404)

Balance at December 31	$45,589	$50,478	$48,454	$46,159	$41,971

(1)	Prior to October 1, 2002, the billing and recognition of interest and fees was discontinued when the related receivable became 90 days past due or when the account was classified as fraudulent, bankrupt, deceased, hardship or workout. Effective October 1, 2002, we continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses.
Note 6.     Securitization Activities
Accounts receivable from securitizations consisted of the following at December 31:

	2005	2004

Retained interests in securitizations	$183,391	$162,473
Amounts due from the securitization trust	212,766	31,075
Accrued interest and fees on securitized receivables, net (1)	53,844	50,814

Total accounts receivable from securitizations	$450,001	$244,362

(1)	Reduced by an estimate for uncollectible interest and fees of $7.0 million at December 31, 2005 and $9.2 million at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents securitization data for the years ended December 31, and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	2005	2004	2003

Average securitized receivables	$2,675,906	$2,524,547	$2,238,157
Securitization income	109,051	124,769	122,816
Discount accretion	14,809	17,140	16,311
Interchange income	126,056	112,568	92,164
Servicing revenues	51,079	49,516	40,747
Proceeds from new securitizations	1,248,066	131,641	957,051
Proceeds from collections reinvested in revolving-period securitizations	6,023,825	6,557,489	4,475,645
Cash flows received on retained interests	301,531	264,391	287,926
Key assumptions:
Discount rate	8.22% - 11.27%	9.79% - 14.33%	11.44% - 14.56%
Monthly payment rate	21.77% - 25.00%	20.63% - 22.65%	18.79% - 22.25%
Loss rate	4.25% - 6.79%	5.90% - 8.47%	7.70% - 10.29%
Interest yield, net of interest earned by noteholders	9.95% - 11.28%	11.28% - 13.84%	13.84% - 15.00%

      There were no purchases of delinquent accounts from the securitization trust in the three years ended December 31, 2005.
      We used the following assumptions in measuring the fair value of retained interests in securitizations at December 31. The assumptions listed represent weighted averages of assumptions used for each securitization. The monthly payment rate assumptions used at both December 31, 2005 and 2004 result in cash flow projections over a three month weighted average life of existing receivables for the retained interest-only strip valuation.

	2005	2004

Discount rate	8.71% - 9.81%	9.79% - 11.27%
Monthly payment rate	23.37% - 25.00%	21.77% - 22.65%
Loss rate	4.25% - 4.68%	5.90% - 6.79%
Interest yield, net of interest earned by noteholders	9.95%	11.28%

      In addition to the assumptions identified above, management also considered qualitative factors such as the potential volatility of the current market for similar instruments and the impact of the current economic environment on the performance of the receivables sold in assessing the fair value of retained interests in securitizations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2005	2004

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(2,947)	$(2,183)
Discount rate increased by 4%	(5,770)	(4,304)
Monthly payment rate at 115% of base assumption(1)	(2,315)	(1,510)
Monthly payment rate at 130% of base assumption(1)	(3,998)	(3,516)
Loss rate at 110% of base assumption	(2,606)	(3,622)
Loss rate at 125% of base assumption	(6,515)	(9,054)
Interest yield, net of interest earned by noteholders, decreased by 1%	(6,132)	(6,138)
Interest yield, net of interest earned by noteholders, decreased by 2%	(12,264)	(12,277)

(1)	The sensitivity analysis at December 31, 2004 used stress rates of 110% and 125% of the base monthly payment rate assumption.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performance of the securitized receivables. Credit quality data on the managed business credit card receivable portfolio was as follows at December 31:

	2005	2004

Owned business credit card receivables	$879,468	$730,483
Securitized business credit card receivables	2,880,401	2,564,147

Total managed receivables	3,759,869	3,294,630

Receivables 30 days or more delinquent:
Owned	23,595	28,287
Securitized	87,610	107,546
Total managed	111,205	135,833
Receivables 90 days or more delinquent:
Owned	10,837	13,638
Securitized	40,223	51,770
Total managed	51,060	65,408
Nonaccrual receivables:
Owned	11,476	11,393
Securitized	42,828	43,114
Total managed	54,304	54,507
Accruing receivables past due 90 days or more:
Owned	9,479	12,233
Securitized	35,063	45,981
Total managed	44,542	58,214
Net principal charge-offs for the year ended December 31 (1):
Owned	44,865	39,936
Securitized	155,618	170,024
Total managed	200,483	209,960

(1)	Net principal charge-offs for the year ended December 31, 2003 were $43.7 million on owned receivables and $179.5 million on securitized receivables, for a total of $223.2 million on managed receivables.
      Approximately 13.5% of our owned and managed business credit card receivables are concentrated in the state of California. No other single state had a concentration in excess of 10% of total owned or managed business credit card receivables. Based on U.S. Census population estimates, our concentration of business credit card receivables in the state of California is generally consistent with the 12% of the U.S. population residing in that state.

Note 7.	Selected Balance Sheet Information
Other assets consisted of the following at December 31:

	2005	2004

Net deferred tax asset	$64,923	$70,260
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Investment in preferred securities trust	3,093	3,093
Intangible assets	3,040	3,360
Assets of discontinued operations, net	0	11,695
Other	83,176	82,643

Total other assets	$186,327	$203,146

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005 and 2004, we owned rights that enabled us to host an annual tennis event held in the Philadelphia area. We purchased the rights for $3 million in 2002 to raise awareness of Advanta’s involvement in the local community. We determined that this intangible asset had an indefinite useful life, and therefore no amortization was recorded. There was no impairment in the three years ended December 31, 2005. We sold these rights in the first quarter of 2006 for $3 million.
Other liabilities consisted of the following at December 31:

	2005	2004

Amounts due to the securitization trust	$105,917	$4,493
Accounts payable and accrued expenses	28,018	33,091
Business credit card business rewards liability	20,658	16,872
Business credit card cash back rewards liability	4,506	2,817
Current income tax payable	17,048	16,068
Accrued interest payable	5,414	3,310
Liabilities of discontinued operations, net	509	0
Other	29,375	29,954

Total other liabilities	$211,445	$106,605

Note 8.	Deposits
Deposit accounts consisted of the following at December 31:

	2005	2004

Demand deposits	$4,447	$5,466
Money market savings	16,353	3,614
Time deposits of $100,000 or less	602,820	469,733
Time deposits of more than $100,000	446,952	346,460

Total deposits	$1,070,572	$825,273

      All deposits are interest bearing except demand deposits. Time deposit maturities were as follows at December 31, 2005:

Year Ended December 31,
2006	$684,834
2007	248,575
2008	44,332
2009	62,895
2010	9,136
      The average interest cost of our deposits was 3.46% for the year ended December 31, 2005, 2.89% for 2004 and 2.92% for 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Debt and Other Borrowings
The composition of debt was as follows at December 31:

	2005	2004

RediReserve variable rate demand certificates, (3.70% - 4.30%)	$13,638	$14,851
12 month retail notes, fixed (2.42% - 5.07%)	19,684	27,428
18 month retail notes, fixed (2.08% - 4.64%)	4,505	7,651
24 month retail notes, fixed (2.47% - 5.50%)	22,970	53,079
30 month retail notes, fixed (3.44% - 6.06%)	9,114	16,702
36 month retail notes, fixed (4.40% - 7.33%)	21,773	19,296
48 month retail notes, fixed (5.12% - 8.30%)	18,010	19,092
60 month retail notes, fixed (5.59% - 11.56%)	104,207	101,773
84 month retail notes, fixed (6.30% - 8.16%)	3,137	712
120 month retail notes, fixed (6.77% - 9.53%)	8,406	4,026
Other retail notes, fixed (2.47% - 11.33%)	1,412	1,149

Total debt	$226,856	$265,759

      Interest rates shown in the table above represent the range of rates on debt outstanding at December 31, 2005.
      The annual contractual maturities of debt were as follows at December 31, 2005:

Year Ended December 31,
2006	$73,740
2007	54,774
2008	50,385
2009	26,909
2010 and thereafter	21,048
      The average interest cost of our debt was 6.16% for the year ended December 31, 2005, 6.19% for 2004 and 6.39% for 2003.
      We had no short-term borrowings outstanding at December 31, 2005 or 2004. The following table displays information related to selected types of short-term borrowings during the years ended December 31:

	2005		2004		2003

	Amount	Rate	Amount	Rate	Amount	Rate

Average for the year:
Securities sold under repurchase agreements	$5	4.00%	$0	0%	$55	1.72%
Federal funds purchased	56	3.73	145	1.58	507	1.40

Total	$61	3.75%	$145	1.58%	$562	1.43%

Maximum month-end balance:
Federal funds purchased	$0		$18,536		$30,000

      The weighted average interest rates were calculated by dividing the interest expense for the period by the average amount of short-term borrowings outstanding during the period, calculated as an average of daily amounts.
      At December 31, 2005, Advanta Bank Corp. had uncommitted federal funds purchased facilities available with two correspondent banks totaling $60.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Subordinated Debt Payable to Preferred Securities Trust
We own 100% of a statutory business trust, Advanta Capital Trust I, that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. We established the trust in 1996 as a financing vehicle and used the proceeds from the issuance for general corporate purposes. The assets of the trust consist of $103 million of 8.99% junior subordinated debentures issued by Advanta Corp. due December 17, 2026. The trust preferred securities are subject to mandatory redemption upon the optional prepayment by Advanta Corp. of the junior subordinated debentures at any time on or after December 17, 2006 at an amount per trust preferred security equal to 104.495% of the principal amount plus accrued and unpaid distributions. This amount declines ratably on each December 17 thereafter to 100% on December 17, 2016. Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. Dividends on the trust preferred securities are cumulative, payable semi-annually in arrears at an annual rate of 8.99%, and are deferrable at our option for up to ten consecutive semi-annual periods, provided that no extension may extend beyond December 17, 2026. We cannot pay dividends on our preferred or common stocks during deferments. There have been no deferments as of December 31, 2005. The trust has no operations or assets separate from its investment in the junior subordinated debentures.
      Our adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, as revised, resulted in the deconsolidation of the subsidiary trust that issued the trust preferred securities effective December 31, 2003. As a result of the deconsolidation of that trust, the consolidated balance sheets include subordinated debt payable to preferred securities trust of $103 million and an equity investment in the trust of $3 million, rather than $100 million of trust preferred securities. Also, the consolidated income statements include interest expense on subordinated debt payable to preferred securities trust beginning January 1, 2004, as compared to the year ended December 31, 2003 that included payments on the trust preferred securities classified as minority interest in income of consolidated subsidiary.
      The following is summarized financial information for Advanta Capital Trust I:

	December 31,

	2005	2004

Balance Sheet
Total assets	$103,453	$103,453
Total liabilities	360	360
Mandatorily redeemable preferred securities	100,000	100,000
Total securityholder’s equity	3,093	3,093

	Year Ended December 31,

	2005	2004	2003

Income Statement
Interest income	$9,628	$9,628	$9,628
Expenses	0	0	0
Net income	$9,628	$9,628	$9,628

Note 11.	Commitments and Contingencies
Litigation Contingencies
All outstanding litigation between Advanta and Fleet was dismissed in February 2005, consistent with the terms of the May 28, 2004 agreement between Advanta and Bank of America. See further discussion in Note 17.
      On September 8, 2005 the U.S. District Court for the District of Delaware (the “District Court”) entered its judgment on the complaint that Chase Manhattan Mortgage Corporation (“Chase”) filed against Advanta Corp. and certain of its subsidiaries on July 26, 2001 (the “2001 Litigation”). The 2001 Litigation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was related to the Mortgage Transaction in February 2001. The District Court denied all of Chase’s claims of fraud and negligent misrepresentation, and a number of its contract claims. The District Court rejected Chase’s claims for damages of over $88 million plus interest, except for one contract claim of $17.5 million plus interest. The District Court ruled in our favor for $824 thousand plus interest on our counterclaim against Chase which, as described in the paragraph below, we agreed not to collect pursuant to the Chase II Settlement (defined below). Neither party appealed the District Court’s ruling. We paid $16.8 million to Chase in the fourth quarter of 2005, which was net of $8.75 million payable to us pursuant to the Chase II Settlement discussed below. We recorded a pretax loss on discontinuance of the mortgage business of $25.5 million in the year ended December 31, 2005 as a result of the District Court’s ruling in the 2001 Litigation.
      On September 2, 2005, Advanta and Chase reached a settlement regarding the contract claims and counterclaims raised by Chase and Advanta in federal and state courts in separate litigation commenced during 2004 relating to the Mortgage Transaction (the “2004 Litigation”). As part of the settlement of the 2004 Litigation (the “Chase II Settlement”), Chase agreed to pay $8.75 million to us. This amount was applied against amounts payable to Chase by us resulting from the District Court’s ruling in the 2001 Litigation. As part of the Chase II Settlement, the parties agreed to dismiss with prejudice the claims and counterclaims comprising the 2004 Litigation. We recorded a pretax gain on discontinuance of the mortgage business of $3.1 million in the year ended December 31, 2005 as a result of the Chase II Settlement.
      Since June 20, 2001, Advanta Mortgage Corp. USA (“AMCUSA”) and Advanta Mortgage Conduit Services, Inc. (“AMCSI”), subsidiaries of Advanta Corp., have been involved in arbitration before the American Arbitration Association in San Francisco, California brought by Goodrich & Pennington Mortgage Fund, Inc. (“GPMF”), a participant in one of the programs of our former mortgage business. GPMF’s asserted claims in the arbitration included allegations that AMCUSA and AMCSI failed to provide information and documentation under the former mortgage program and various claims concerning GPMF’s relationship with AMCUSA and AMCSI. After several interim awards, on January 24, 2006, the arbitrator issued a final award in favor of AMCUSA and AMCSI rejecting all of GPMF’s claims. The arbitrator further held that AMCUSA and AMCSI were the prevailing parties in the arbitration and that AMCUSA and AMCSI are entitled to recover their reasonable attorneys fees and costs. GPMF has filed a petition in California state court seeking to vacate the arbitration final award and requesting a new arbitration hearing. AMCUSA and AMCSI plan to file a petition to confirm the arbitration award as a judgment in the first quarter of 2006. Also, on July 5, 2005, GPMF filed an action in California state court against the American Arbitration Association seeking damages relating to the arbitrator’s fees and injunctive relief to prevent entry of the arbitrator’s ruling and award in favor of AMCUSA and AMCSI; this action is still pending. We do not expect this arbitration to have a material adverse effect on our financial position or results of operations.
      In addition to the cases described above, Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations.
      Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our financial position or results of operations based on our current expectations regarding the ultimate resolutions of these existing actions after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that actual results will differ from our estimates. We have established reserves for estimated future legal costs for litigation or arbitration matters related to discontinued operations.
Obligations under Guarantees
In the normal course of business, including discontinued operations, we enter into agreements pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. These indemnification obligations typically arise in the context of agreements entered into by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
us to, among other things, purchase or sell assets or services, finance our business and business transactions, establish alliances or other strategic business relationships, service assets (including for unaffiliated third parties), buy or lease real property and license intellectual property. The agreements we enter into in the normal course of business, including discontinued operations, generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay certain amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees or infringement of third party intellectual property rights. Under these typical indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular agreement, and the procedures typically allow us to challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement. Also, in connection with the securitization of receivables, we enter into agreements pursuant to which we agree to indemnify other parties to these transactions. The agreements contain standard representations and warranties about the assets that are securitized and include indemnification provisions under certain circumstances involving a breach of these representations or warranties. In connection with the securitization transactions we also include indemnifications that protect other parties to the transactions upon the occurrence of certain events such as violations of securities law and certain tax matters. Contingencies triggering material indemnification obligations have not occurred historically and are not expected to occur. Maximum exposure to loss is not possible to estimate due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. The nature of the indemnification provisions in the various types of agreements described above are low risk and pervasive, and we consider them to have a remote risk of loss. There are no amounts reflected on the consolidated balance sheets related to these indemnifications.
      In connection with our exit from certain businesses, we have entered into agreements that include customary indemnification obligations to the other parties. In general, the agreements we have entered into in connection with our disposition of assets, liabilities and/or businesses provide that we will indemnify the other parties to the transactions for certain losses relating to the assets, liabilities or business acquired by them. The obligations to indemnify are transaction and circumstance specific, and in most cases the other party must suffer a minimum threshold amount of losses before our indemnification obligation is triggered. Under the indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular agreement, and the procedures typically allow us to challenge the other party’s claims. It is not possible to determine the maximum potential amount of future payments under these or similar arrangements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We previously had litigation relating to indemnification provisions of transaction agreements governing the transfer of the consumer credit card business and the Mortgage Transaction. Outstanding litigation relating to these transaction agreements was resolved prior to December 31, 2005 as described in “Litigation Contingencies” above. There are no amounts on the consolidated balance sheet at December 31, 2005 related to these indemnifications.
      We own 100% of a statutory business trust that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. See Note 10 for further discussion. Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. At December 31, 2005, the maximum amount of the undiscounted future payments that Advanta Corp. could be required to make under this guarantee was $289 million, representing the amount of trust preferred securities outstanding of $100 million at December 31, 2005 and future dividends of approximately $9 million per year through December 2026. Our consolidated balance sheets reflect subordinated debt payable to the preferred securities trust of $103 million.
      See Note 22 for a discussion of parent guarantees of subsidiary obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Commitments
We lease office space in several states under leases accounted for as operating leases. Total rent expense was $5.1 million for the year ended December 31, 2005, $5.5 million for 2004, and $6.4 million for 2003. Future minimum lease payments include rent and other related expenses. The future minimum lease payments of non-cancelable operating leases are as follows at December 31, 2005:

Year Ended December 31,
2006	$6,529
2007	6,279
2008	6,103
2009	6,124
Thereafter	4,744
      In the normal course of business, we have commitments to extend credit to our business credit card customers. See Note 4 for further discussion.

Note 12.	Capital Stock
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
      Cash dividends per share of common stock declared were as follows for the years ended December 31:

	2005	2004	2003

Class A Common Stock	$0.435	$0.347	$0.252
Class B Common Stock	0.522	0.416	0.302

Note 13.	Benefit Plans
We have adopted a stock-based incentive plan designed to provide incentives to participating employees to remain in our employ and devote themselves to Advanta’s success. Our incentive plan authorizes an aggregate of 20.0 million shares of Advanta Corp. Class B Common Stock for the grant of options, awards of shares of stock or awards of stock appreciation rights to employees and directors. Shares available for future grant were 7.0 million at December 31, 2005 and 6.9 million at December 31, 2004.
Restricted Stock Awards
Under our management incentive programs, eligible employees are given the opportunity to elect to take portions of their anticipated, or target, bonus payments for future years in the form of restricted shares of Advanta Corp. Class B Common Stock. To the extent that these elections are made, or are required by the terms of the programs for certain of our executive officers, restricted stock is issued to employees. The number of shares of restricted stock granted to employees is determined by dividing the amount of future target bonus payments that the employee elects to receive in stock by the market price as determined under the incentive program. When newly eligible employees elect to participate in this program, the number of shares issued to them with respect to their target bonus payments for the relevant performance years is determined based on the average market price of the stock for the 90 days prior to the first day of the month in which they are eligible to join the program. The most recent program covered the performance years 2002 through 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We recognize compensation expense on restricted stock over the vesting period of the shares. Compensation expense recognized in connection with restricted stock was $6.7 million for the year ended December 31, 2005, $7.3 million for 2004 and $3.8 million for 2003.
      The following table summarizes restricted stock activity for the years ended December 31:

	2005		2004		2003

		Weighted Average		Weighted Average		Weighted Average
	Number of	Price at Date of	Number of	Price at Date of	Number of	Price at Date of
(Shares in thousands)	Shares	Issuance	Shares	Issuance	Shares	Issuance

Outstanding at beginning of year	1,784	$9.67	2,089	$8.27	2,492	$8.20
Issued	10	22.27	351	15.46	239	9.02
Released from restriction	(828)	10.50	(433)	8.23	(287)	8.13
Forfeited	(155)	11.81	(223)	8.47	(355)	8.41

Outstanding at end of year	811	$8.56	1,784	$9.67	2,089	$8.27

Stock Options
Stock option transactions in the years ended December 31 were as follows:

	2005		2004		2003

	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
(Shares in thousands)	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	5,522	$11.14	5,358	$9.79	4,776	$10.01
Granted	155	23.52	1,352	16.03	1,100	8.08
Exercised	(523)	11.67	(867)	9.78	(311)	7.44
Forfeited	(168)	14.34	(320)	12.83	(201)	8.99
Expired	0	0	(1)	22.13	(6)	14.86

Outstanding at end of year	4,986	$11.37	5,522	$11.14	5,358	$9.79

Options exercisable at end of year	3,680		2,795		2,287

Weighted average fair value of options granted in the year	$9.49		$6.56		$3.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All options outstanding in the three years ended December 31, 2005 were options to purchase Class B Common Stock. The following table summarizes information about stock options outstanding at December 31, 2005.

	Options Outstanding			Options Exercisable

(Shares in thousands)	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted Average	Exercisable	Weighted Average
exercise prices	at 12/31/05	Contractual Life	Exercise Price	at 12/31/05	Exercise Price

$ 1.00 to $ 5.00	71	4.8 years	$4.56	71	$4.56
$ 5.01 to $10.00	2,850	4.6	8.23	2,393	8.25
$10.01 to $15.00	792	5.3	13.17	717	13.10
$15.01 to $20.00	1,011	7.2	16.27	388	16.94
$20.01 to $25.00	262	5.6	22.95	111	22.15

Total	4,986	5.3	$11.37	3,680	$10.46

      Options generally are issued at an exercise price equal to the market price of Class B Common Stock on the date of grant, vest over a four-year period and expire ten years after the date of grant.
      Due to the restructuring of Advanta in the first quarter of 2001, we implemented a program whereby certain out-of-the-money options were exchanged for shares of Class B Common Stock. Shares granted in exchange for options were immediately vested but their distribution is deferred. Participants receive distributions of 25% of their shares on the first, second, third and fourth anniversaries of the program or they may elect to defer distributions of any installment of shares until the second through tenth anniversaries of the program. If a participant terminates employment with Advanta, any unpaid installments will be distributed on the tenth anniversary of the program. We distributed 25 thousand shares in the year ended December 31, 2005, 11 thousand shares in 2004 and 14 thousand shares in 2003. There were 72 thousand shares remaining to be distributed in connection with this program at December 31, 2005.
Employee Savings Plan
Our Employee Savings Plan is a defined contribution plan available to all of our employees who have reached age 21 with six months of service. It provides tax-deferred savings and investment opportunities, including the ability to invest in Advanta Corp. Class B Common Stock. The plan provides for discretionary employer contributions equal to a portion of the first 5% of an employee’s compensation contributed to the plan. The compensation expense for this plan totaled $1.9 million for the year ended December 31, 2005, $1.7 million for 2004 and $1.7 million for 2003. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2005 were purchased on the open market.
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan, which allows employees and directors to purchase Advanta Corp. Class B Common Stock at a 15% discount from the market price without paying brokerage fees. We report this 15% discount as compensation expense and we incurred expense of $76 thousand for the year ended December 31, 2005, $65 thousand for 2004 and $68 thousand for 2003. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2005 were purchased on the open market.
Employee Stock Ownership Plan
On September 10, 1998, the Board of Directors authorized the formation of an Employee Stock Ownership Plan (“ESOP”), available to all of our employees who have reached age 21 with one year of service. In 1998, the ESOP borrowed approximately $12.6 million from Advanta Corp. and used the proceeds to purchase approximately 1 million shares of Class A Common Stock. The ESOP loan is repayable with an interest rate of 8% over 30 years. We make contributions to the ESOP equal to the ESOP’s debt service less dividends received on ESOP shares. As the ESOP makes loan payments, an appropriate percentage of stock is allocated to eligible employees’ accounts based on relative participant compensation. Unallocated shares are reported as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unearned ESOP shares on the consolidated balance sheets. As shares of common stock acquired by the ESOP are committed to be released to each employee, we report compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are used to fund debt service of the ESOP. ESOP compensation expense was $822 thousand for the year ended December 31, 2005, $639 thousand for 2004 and $320 thousand for 2003. At December 31, 2005, there were 766 thousand unearned and unallocated ESOP shares with a fair value of $23.1 million. At December 31, 2004, there were 799 thousand unearned and unallocated ESOP shares with a fair value of $18.1 million.
Supplemental Executive Retirement Plan
In February 2005, the Board of Directors approved and established the Advanta Corp. Supplemental Executive Retirement Plan (“SERP”) to provide retirement benefits to a senior executive with an unreduced survivor benefit to the executive’s spouse. The SERP is a nonqualified, noncontributory, unfunded defined benefit retirement plan. The annual benefit of $625 thousand vests ratably from February 2005 through August 2012. Assuming the executive does not retire until age 70 when he is fully vested, we expect that no benefit payments will be made in the next 5 years and estimate benefit payments of $2.1 million in the 5 years thereafter. The net periodic pension cost included in compensation expense for the year ended December 31, 2005 was $761 thousand, comprised of service cost of $742 thousand and interest cost of $19 thousand. The accumulated and projected benefit obligation was $761 thousand at December 31, 2005 and was included in other liabilities on the consolidated balance sheet. As of December 31, 2005, we used a discount rate of 5.6% in calculating the benefit obligation.

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
      Quantitative measures established by regulation to ensure capital adequacy require the banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, each as defined in the regulations. Management believes that Advanta Bank Corp. and Advanta National Bank meet all capital adequacy requirements to which they are subject as of December 31, 2005 and 2004.
      In 2000, Advanta National Bank reached agreements with its bank regulatory agency, primarily relating to the bank’s subprime lending operations. The agreements established temporary asset growth limits at Advanta National Bank, imposed restrictions on taking brokered deposits and required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards. In 2001, Advanta National Bank entered into an additional agreement with its regulatory agency regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction, and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to a ratio of 12.7% for Tier 1 and total capital to risk-weighted assets, and to a ratio of 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement prohibits the payment of dividends by Advanta National Bank without prior regulatory approval. Advanta National Bank’s operations are currently not material to our consolidated operating results. Management believes that Advanta National Bank was in compliance with its regulatory agreements at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As set forth in the table below, at December 31, 2005 and 2004, Advanta Bank Corp. and Advanta National Bank had capital at levels a bank is required to maintain to be classified as “well-capitalized” under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of “well-capitalized” because of the existence of its agreement with its regulatory agency, even though it has achieved the higher imposed capital ratios required by the agreement.

			To Be Adequately		To Be Well-
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
	Actual		Action Provisions		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
Total Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$393,841	21.82%	$221,684	≥ 8.0%	$246,608	≥ 10.0%
Advanta National Bank	66,768	254.42	2,100	≥ 8.0	2,625	≥ 10.0
Tier I Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$359,082	19.89%	$148,728	≥ 4.0%	$176,710	≥ 6.0%
Advanta National Bank	66,486	253.35	1,050	≥ 4.0	1,575	≥ 6.0
Tier I Capital (to Average Assets)
Advanta Bank Corp.	$359,082	21.98%	$65,347	≥ 4.0%	$81,684	≥ 5.0%
Advanta National Bank	66,486	45.84	5,800	≥ 4.0	7,250	≥ 5.0
December 31, 2004
Total Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$340,632	26.07%	$178,082	≥ 8.0%	$196,071	≥ 10.0%
Advanta National Bank	51,211	219.80	1,865	≥ 8.0	2,330	≥ 10.0
Tier I Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$312,541	23.92%	$122,280	≥ 4.0%	$142,632	≥ 6.0%
Advanta National Bank	50,919	218.55	931	≥ 4.0	1,397	≥ 6.0
Tier I Capital (to Average Assets)
Advanta Bank Corp.	$312,541	25.93%	$48,205	≥ 4.0%	$60,257	≥ 5.0%
Advanta National Bank	50,919	46.70	4,360	≥ 4.0	5,450	≥ 5.0

Note 15.	Restrictions on Dividends, Loans and Advances
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
      Advanta Bank Corp. paid $35 million in dividends to Advanta Corp. in 2005. Advanta Bank Corp. paid $32 million in cash dividends and a $3 million noncash dividend to Advanta Corp. in 2004. There were no dividends from Advanta Bank Corp. to Advanta Corp. in the year ended December 31, 2003. Advanta National Bank’s agreements with its regulatory agency prohibit the payment of dividends by Advanta National Bank without prior regulatory approval. Advanta National Bank paid no dividends to Advanta Corp. in the three years ended December 31, 2005.
      Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 2005, the insurance subsidiaries were in compliance with these rules and regulations. The insurance subsidiaries paid no dividends to Advanta Corp. in the years ended December 31, 2005 or 2004. In the year ended December 31, 2003, insurance subsidiaries paid an extraordinary dividend of $9.6 million and a return of capital of $10.4 million to Advanta Corp.
      Total stockholders’ equity of our banking and insurance subsidiaries was $437 million at December 31, 2005 and $373 million at December 31, 2004. Of our total equity in these subsidiaries, $290 million was restricted at December 31, 2005 and $228 million was restricted at December 31, 2004. At January 1, 2006, $147 million of stockholders’ equity of our bank and insurance subsidiaries was available for payment of cash dividends in 2006 under applicable regulatory guidelines without prior regulatory approval.
      In addition to dividend restrictions at banking and insurance subsidiaries, one of our other subsidiaries is subject to a minimum equity requirement as part of a transaction agreement. The total minimum equity requirement of this subsidiary was $10 million at December 31, 2005 and the subsidiary was in compliance with its minimum equity requirement. Also, we have an investment in a limited partnership, Fleet Credit Card Services, L.P., and estimated undistributed partnership earnings included in our retained earnings were $12.1 million at December 31, 2005.

Note 16.	Segment Information
      Our primary business segment is Advanta Business Cards, which issues business purpose credit cards to small businesses and business professionals through our subsidiary, Advanta Bank Corp. Our business credit card accounts provide approved customers with unsecured revolving business credit lines. Advanta Business Cards revenue is generated through interest earned on outstanding balances, interchange income, balance transfer fees, cash usage fees and other fees.
      In prior years, we had two reportable segments, Advanta Business Cards and the Venture Capital segment. In 2005, the Venture Capital segment no longer meets the quantitative thresholds for a reportable segment. The Venture Capital segment is not separately reported as management believes that the Venture Capital segment is not of continuing significance. Prior period amounts have been reclassified to conform to the current year segment presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other(1)	Total

Year Ended December 31, 2005
Interest income	$121,697	$17,904	$139,601
Interest expense	36,027	21,559	57,586
Noninterest revenues	284,556	6,284	290,840
Gain on transfer of consumer credit card business	0	67,679	67,679
Pretax income from continuing operations	88,905	68,274	157,179
Total assets at end of period	1,362,133	765,270	2,127,403
Capital expenditures	0	6,193	6,193
Depreciation and amortization	392	6,792	7,184

Year Ended December 31, 2004
Interest income	$99,194	$7,515	$106,709
Interest expense	35,779	9,798	45,577
Noninterest revenues	285,610	2,231	287,841
Pretax income (loss) from continuing operations	75,182	(2,875)	72,307
Total assets at end of period	994,194	698,730	1,692,924
Capital expenditures	187	6,925	7,112
Depreciation and amortization	2,012	7,654	9,666

Year Ended December 31, 2003
Interest income	$99,822	$8,539	$108,361
Interest expense	44,201	4,107	48,308
Noninterest revenues	266,475	2,066	268,541
Pretax income (loss) from continuing operations	56,250	(7,124)	49,126
Total assets at end of period	754,953	943,491	1,698,444
Capital expenditures	32	8,753	8,785
Depreciation and amortization	1,164	7,276	8,440

(1)	Other includes venture capital operations as well as investment and other activities not attributable to segments. Total assets in Other include assets of discontinued operations.
Note 17.     Gain on Transfer of Consumer Credit Card Business
On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet, which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in February 2005. The overall impact of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, was a pretax gain of $67.7 million, tax expense of $5.6 million and an increase in additional paid-in capital of $6.0 million in the year ended December 31, 2005. See Note 19 for further description of the income tax impact of our May 28, 2004 agreement with Bank of America.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Selected Income Statement Information

Other Revenues	Year Ended December 31,

	2005	2004	2003

Interchange income	$164,853	$140,534	$118,294
Business credit card cash back rewards	(33,581)	(24,713)	(19,400)
Business credit card business rewards	(20,140)	(16,513)	(9,870)
Balance transfer fees	5,561	4,572	5,007
Cash usage fees	3,199	3,097	3,061
Other business credit card fees	3,283	2,911	4,181
Earnings on investment in Fleet Credit Card Services, L.P.	1,948	2,545	3,150
Investment securities gains (losses), net(1)	780	(1,498)	(3,651)
Other, net	4,807	2,621	4,206

Total other revenues, net	$130,710	$113,556	$104,978

(1)	Investment securities gains (losses), net, include changes in the fair value and realized gains and losses on venture capital investments.
      In each reporting period, we evaluate our estimates of the percentage of earned rewards that cardholders will ultimately redeem and the costs of business rewards and adjust our estimate, if needed, based on historical experience, consideration of changes in portfolio composition and changes in the rewards programs, including redemption terms. The following table shows the impact of the changes in the estimated percentage of earned rewards that cardholders will ultimately redeem and other changes in estimated costs of future period rewards redemptions for the years ended December 31:

	2005	2004	2003

(Decrease) increase in other revenues	$(1,200)	$(2,700)	$2,800
(Decrease) increase in net income	(730)	(1,660)	1,720
Amount per combined diluted share	$(0.03)	$(0.06)	$0.07

Operating Expenses	Year Ended December 31,

	2005	2004	2003

Salaries and employee benefits	$96,012	$92,863	$76,062
Amortization of deferred origination costs, net	41,729	33,508	49,923
External processing	21,216	20,267	20,189
Marketing	20,560	21,014	15,749
Professional fees	12,236	14,043	12,357
Equipment	10,954	11,173	11,292
Occupancy	8,180	8,695	8,467
Credit	5,064	5,781	5,055
Travel and entertainment	4,260	4,213	3,251
Other	22,847	22,741	22,820

Total operating expenses	$243,058	$234,298	$225,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Income Taxes
Income tax expense was as follows for the years ended December 31:

	2005	2004	2003

Income tax expense (benefit) attributable to:
Continuing operations	$40,490	$28,034	$18,913
(Loss) gain, net, on discontinuance of mortgage and leasing businesses	(4,002)	297	(1,232)

Total income tax expense	$36,488	$28,331	$17,681

      Income tax expense attributable to continuing operations consisted of the following components for the years ended December 31:

	2005	2004	2003

Current:
Federal	$15,090	$13,139	$1,390
State	3,539	2,699	3,675

Total current	18,629	15,838	5,065

Deferred:
Federal	21,432	12,032	13,848
State	429	164	0

Total deferred	21,861	12,196	13,848

Total income tax expense attributable to continuing operations	$40,490	$28,034	$18,913

      The reconciliation of the statutory federal income tax to income tax expense attributable to continuing operations is as follows for the years ended December 31:

	2005	2004	2003

Statutory federal income tax	$55,013	$25,307	$17,194
State income taxes, net of federal income tax benefit	2,579	1,861	2,389
Gain on transfer of consumer credit card business	(12,347)	0	0
Change in valuation allowance	(6,393)	0	(1,073)
Nondeductible expenses	1,174	982	237
Compensation limitation	440	512	196
Other	24	(628)	(30)

Income tax expense attributable to continuing operations	$40,490	$28,034	$18,913

      Our effective tax rate attributable to continuing operations was 25.8% for the year ended December 31, 2005, 38.8% for 2004 and 38.5% for 2003. The effective tax rate for the year ended December 31, 2005 was impacted by the Bank of America agreement and reevaluation of the valuation allowance discussed below.
      We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset was comprised of the following at December 31:

	2005	2004

Deferred tax assets	$79,452	$81,947
Deferred tax liabilities	(14,529)	(11,687)

Net deferred tax asset	$64,923	$70,260

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred tax asset were as follows at December 31:

	2005	2004

Alternative minimum tax credit carryforwards	$26,060	$15,187
Allowance for receivable losses	18,400	21,618
Business credit card rewards	8,807	6,891
Deferred origination costs, net of deferred fees	(7,345)	(5,233)
Unrealized venture capital investment losses	5,934	9,304
Incentive and deferred compensation	5,029	6,925
Capital loss carryforwards	4,476	1,399
Securitization income	(3,849)	(2,624)
Net operating loss carryforwards	0	156,381
Valuation allowance	0	(145,745)
Other	7,411	6,157

Net deferred tax asset	$64,923	$70,260

      In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See Note 17 for further discussion. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet, which was acquired by Bank of America, and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the year ended December 31, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the year ended December 31, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of December 31, 2005, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
      We have $4.3 million of capital loss carryforwards at December 31, 2005 that are scheduled to expire in the year ending December 31, 2009 and $8.5 million are scheduled to expire in the year ending December 31, 2010. Alternative minimum tax credit carryforwards do not expire.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operation of the mortgage business prior to closing that were identified in the purchase and sale agreement. We retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before closing that were not specifically assumed by the buyer.
      On January 23, 2001, we decided to cease originating leases. Our leasing business, Advanta Leasing Services, offered flexible lease financing programs on small-ticket equipment to small businesses. The primary products financed included office machinery, security systems and computers. We have continued to service the existing portfolio. Based on the terms of the remaining leases, we expect the wind down of the lease portfolio to be complete by January 2007.
      The components of the gain (loss) on discontinuance of our mortgage and leasing businesses for the years ended December 31 were as follows:

	2005		2004		2003

		Advanta		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services	Mortgage	Services

Pretax gain (loss) on discontinuance of mortgage and leasing businesses	$(13,762)	$3,500	$(3,270)	$4,035	$(2,600)	$(600)
Income tax (expense) benefit	5,367	(1,365)	1,268	(1,565)	1,001	231

Gain (loss) on discontinuance of mortgage and leasing businesses, net of tax	$(8,395)	$2,135	$(2,002)	$2,470	$(1,599)	$(369)

      The loss on discontinuance of the mortgage business in each of the reported periods represents a change in our estimates of the future costs of mortgage business-related contingent liabilities based on new developments in litigation or disputes related to our former mortgage programs, or insurance reimbursements related to past or future costs. The loss on discontinuance of the mortgage business in 2005 includes the impact of the resolution of the Chase litigation matters. See Note 11 for further discussion. The gain or loss on discontinuance of the leasing business in each of the reported periods represents changes in estimated operating results of the leasing segment over the remaining life of the lease portfolio based on trends in the performance of the leasing portfolio, sales tax assessments or refunds, or changes in the anticipated timeframe over which we expect to incur certain operating expenses related to the lease portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Per share amounts were as follows for the years ended December 31:

	Advanta Mortgage			Advanta Leasing Services

	2005	2004	2003	2005	2004	2003

Basic gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.32)	$(0.08)	$(0.07)	$0.08	$0.10	$(0.02)
Class B	(0.32)	(0.08)	(0.07)	0.08	0.10	(0.02)
Combined	(0.32)	(0.08)	(0.07)	0.08	0.10	(0.02)

Diluted gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$(0.29)	$(0.07)	$(0.06)	$0.07	$0.09	$(0.01)
Class B	(0.29)	(0.07)	(0.06)	0.07	0.09	(0.01)
Combined	(0.29)	(0.07)	(0.06)	0.07	0.09	(0.01)

      The components of (liabilities) assets of discontinued operations, net, were as follows at December 31:

	2005	2004

Lease receivables, net	$1,158	$15,577
Other assets	413	1,093
Liabilities	(2,080)	(4,975)

(Liabilities) assets of discontinued operations, net	$(509)	$11,695

      (Liabilities) assets of discontinued operations, net, are included in other liabilities or other assets, as applicable, on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

	2005	2004	2003

Income from continuing operations	$116,689	$44,273	$30,213
Less: Preferred A dividends	(141)	(141)	(141)

Income from continuing operations available to common stockholders	116,548	44,132	30,072
(Loss) gain, net, on discontinuance of mortgage and leasing businesses, net of tax	(6,260)	468	(1,968)

Net income available to common stockholders	110,288	44,600	28,104
Less: Class A dividends declared	(3,842)	(3,067)	(2,266)
Less: Class B dividends declared	(9,746)	(7,544)	(5,260)

Undistributed net income	$96,700	$33,989	$20,578

Basic income from continuing operations per common share
Class A	$4.34	$1.69	$1.19
Class B	4.47	1.80	1.29
Combined(1)	4.43	1.76	1.25

Diluted income from continuing operations per common share
Class A	$3.99	$1.57	$1.16
Class B	4.04	1.62	1.23
Combined(1)	4.02	1.60	1.21

Basic net income per common share
Class A	$4.11	$1.71	$1.11
Class B	4.23	1.82	1.21
Combined(1)	4.19	1.78	1.17

Diluted net income per common share
Class A	$3.77	$1.58	$1.08
Class B	3.82	1.64	1.16
Combined(1)	3.81	1.62	1.13

Basic weighted average common shares outstanding
Class A	8,825	8,798	9,028
Class B	17,512	16,225	14,999
Combined	26,337	25,023	24,027

Dilutive effect of
Options Class B	1,942	1,606	456
Restricted stock Class B	706	919	453

Diluted weighted average common shares outstanding
Class A	8,825	8,798	9,028
Class B	20,160	18,750	15,908
Combined	28,985	27,548	24,936

Antidilutive shares
Options Class B	13	161	1,734
Restricted stock Class B	0	0	63

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	PARENT COMPANY FINANCIAL STATEMENTS
ADVANTA CORP. (Parent Company Only)
Condensed Balance Sheets

($ in thousands)	December 31,

	2005	2004

Assets
Cash	$7,559	$5,792
Commercial paper equivalent(1)	40,000	44,000
Restricted interest-bearing deposits	2,096	2,525
Investments available for sale	93,488	77,810
Receivables, net	17,512	1,035
Investments in and advances to bank and insurance subsidiaries	448,761	377,118
Investments in and advances to other subsidiaries	143,273	164,860
Premises and equipment	284	114
Other assets	120,278	125,326

Total assets	$873,251	$798,580

Liabilities
Debt	$226,856	$265,759
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	27,865	37,534

Total liabilities	357,814	406,386

Stockholders’ Equity
Preferred stock	1,010	1,010
Common stock	319	315
Other stockholders’ equity	514,108	390,869

Total stockholders’ equity	515,437	392,194

Total liabilities and stockholders’ equity	$873,251	$798,580

(1)	Commercial paper equivalent refers to unsecured loans made to Advanta Business Services Holding Corp. for terms of less than 35 days in maturity which are not automatically renewable, consistent with commercial paper issuance.
      The parent company guarantees certain lease payments of its subsidiaries in connection with lease agreements extending through November 30, 2010. At December 31, 2005, the maximum amount of undiscounted future payments that the parent could be required to make under these lease agreement guarantees was $14.7 million. The parent company guarantees payments of distributions and other amounts due on trust preferred securities issued by its wholly-owned statutory business trust. See Note 10 for a discussion of Advanta Corp.’s guarantee of payments of distributions and other amounts due on the trust preferred securities. The parent company also guarantees that an insurance subsidiary will remain in compliance with its minimum statutory capital requirement of $2.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ADVANTA CORP. (Parent Company Only)
Condensed Statements of Operations

($ in thousands)	Year Ended December 31,

	2005	2004	2003

Income:
Dividends from bank and insurance subsidiaries	$35,000	$35,000	$10,378
Dividends from other subsidiaries	329	1,542	625
Interest income	4,682	2,057	2,605
Other revenues, net	4,175	1,388	12,589
Gain on transfer of consumer credit card business	49,899	0	0

Total income	94,085	39,987	26,197

Expenses:
Interest expense	20,042	23,299	27,133
Operating expenses	37,339	33,763	13,589

Total expenses	57,381	57,062	40,722

Gain (loss) from continuing operations before income taxes and equity in undistributed net income in subsidiaries	36,704	(17,075)	(14,525)
Income tax benefit	(15,104)	(18,008)	(9,118)

Income (loss) from continuing operations before equity in undistributed net income of subsidiaries	51,808	933	(5,407)
Loss on discontinuance of mortgage business, net of tax	(8,469)	(1,999)	(2,340)

Income (loss) before equity in undistributed net income of subsidiaries	43,339	(1,066)	(7,747)
Equity in undistributed net income of subsidiaries	67,090	45,807	35,992

Net income	$110,429	$44,741	$28,245

      The Parent Company Only Statements of Changes in Stockholders’ Equity are the same as the Consolidated Statements of Changes in Stockholders’ Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ADVANTA CORP. (Parent Company Only)
Condensed Statements of Cash Flows

($ in thousands)	Year Ended December 31,

	2005	2004	2003

Operating Activities
Net income	$110,429	$44,741	$28,245
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss, net, on discontinuance of mortgage business, net of tax	8,469	1,999	2,340
Equity in net income of subsidiaries	(102,419)	(82,349)	(46,995)
Investment securities gains, net	(185)	(14)	(51)
Dividends received from subsidiaries	35,329	33,559	11,003
Provision for credit losses	30	0	20
Depreciation	121	97	102
Change in other assets and other liabilities	24,169	(7,437)	5,392

Net cash provided by (used in) operating activities	75,943	(9,404)	56

Investing Activities
Investments in subsidiaries	0	(59)	(317)
Return of investment from subsidiaries	14	6,028	9,622
Purchase of investments available for sale	(404,227)	(468,082)	(487,333)
Proceeds from sales of investments available for sale	358,492	424,811	389,171
Proceeds from maturing investments available for sale	30,055	10,000	67,500
Net change in commercial paper equivalents	4,000	90,000	(34,000)
Net change in restricted interest-bearing deposits	429	402	2,375
Net change in receivables	(16,507)	476	(91)
Net change in premises and equipment	(291)	(1)	925

Net cash (used in) provided by investing activities	(28,035)	63,575	(52,148)

Financing Activities
Proceeds from issuance of debt	23,311	29,319	84,804
Payments on redemption of debt	(70,805)	(90,625)	(100,928)
Decrease in affiliate borrowings	16,725	20,631	11,775
Proceeds from exercise of stock options	6,105	8,497	2,313
Cash dividends paid	(13,729)	(10,752)	(7,667)
Stock buyback	0	0	(7,170)

Net cash used in financing activities	(38,393)	(42,930)	(16,873)

Discontinued Operations
Net cash used in operating activities	(7,748)	(5,551)	(7,496)

Net cash used in discontinued operations	(7,748)	(5,551)	(7,496)

Net increase (decrease) in cash	1,767	5,690	(76,461)
Cash at beginning of year	5,792	102	76,563

Cash at end of year	$7,559	$5,792	$102

      In 2005, noncash transactions of the Parent Company included noncash investment in subsidiaries of $21.5 million. In 2004, noncash transactions of the Parent Company included noncash dividends of $3.0 million from subsidiaries and noncash investment in subsidiaries of $3.0 million. In 2003, noncash transactions of the Parent Company included noncash investment in subsidiaries of $12.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Fair Value of Financial Instruments
      The estimated fair values, and related carrying amounts, of our financial instruments are as follows at December 31:

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash	$34,109	$34,109	$35,565	$35,565
Federal funds sold	355,057	355,057	298,677	298,677
Restricted interest-bearing deposits	1,333	1,333	2,946	2,946
Investments available for sale	219,782	219,782	184,240	184,240
Receivables, net	863,893	902,888	706,030	752,732
Accounts receivable from securitizations	450,001	450,001	244,362	244,362
Accrued interest receivable	5,236	5,236	4,568	4,568
Financial liabilities:
Demand and savings deposits	$20,800	$20,800	$9,080	$9,080
Time deposits	1,049,772	1,038,764	816,193	814,125
Debt	226,856	234,248	265,759	276,296
Subordinated debt payable to preferred securities trust	103,093	102,062	103,093	100,516
Accrued interest payable	5,414	5,414	3,310	3,310
Off-balance sheet financial instruments:
Commitments to extend credit	$0	$0	$0	$0

      The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, quoted market prices are not available for our various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of Advanta.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
servicing costs, future credit losses over the life of the receivables and interest rates currently being offered for receivables with similar terms to borrowers of similar credit quality.
Accounts Receivable from Securitizations
      Retained interests in securitizations are carried at fair value. We estimate the fair values of retained interests in securitizations based on discounted cash flow analyses as described in Note 2. See Note 6 for the assumptions used in the estimation of fair values of the retained interests in securitizations.
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
Subordinated Debt Payable to Preferred Securities Trust
      We estimate the fair value of our subordinated debt using dealer quotes for similar securities.
Commitments to Extend Credit
      There is no fair value associated with commitments to extend credit to our business credit card customers, since any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements. We had commitments to extend credit of $8.9 billion at December 31, 2005 and $7.2 billion at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SUPPLEMENTAL SCHEDULES (UNAUDITED)
QUARTERLY DATA

(In thousands, except per share amounts)	2005

	December 31,	September 30,	June 30,	March 31,

Interest income	$41,284	$35,293	$30,845	$32,179
Interest expense	15,982	15,301	13,718	12,585

Net interest income	25,302	19,992	17,127	19,594
Provision for credit losses	10,018	11,232	8,603	10,444

Net interest income after provision for credit losses	15,284	8,760	8,524	9,150

Noninterest revenues(1)	66,289	76,439	77,304	138,487
Operating expenses	59,472	58,715	62,251	62,620

Income before income taxes	22,101	26,484	23,577	85,017
Income from continuing operations	13,482	16,155	14,382	72,670
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax(2)	2,074	(12,299)	3,965	0

Net income	$15,556	$3,856	$18,347	$72,670

Basic income from continuing operations per common share
Class A	$0.48	$0.58	$0.53	$2.82
Class B	0.51	0.61	0.56	2.85
Combined(3)	0.50	0.60	0.55	2.84

Diluted income from continuing operations per common share
Class A	$0.45	$0.54	$0.49	$2.54
Class B	0.46	0.56	0.50	2.55
Combined(3)	0.46	0.55	0.50	2.55

Basic net income per common share
Class A	$0.56	$0.12	$0.68	$2.82
Class B	0.59	0.15	0.71	2.85
Combined(3)	0.58	0.14	0.70	2.84

Diluted net income per common share
Class A	$0.52	$0.12	$0.63	$2.54
Class B	0.53	0.14	0.64	2.55
Combined(3)	0.53	0.13	0.64	2.55

Basic weighted average common shares outstanding
Class A	8,837	8,829	8,821	8,812
Class B	17,992	17,901	17,433	16,705
Combined	26,829	26,730	26,254	25,517

Diluted weighted average common shares outstanding
Class A	8,837	8,829	8,821	8,812
Class B	20,535	20,409	20,013	19,670
Combined	29,372	29,238	28,834	28,482

(1)	Noninterest revenues for the three months ended March 31, 2005 included a $67.7 million pretax gain on the transfer of our consumer credit card business. See Note 17 to the consolidated financial statements.

(2)	See Note 20 to the consolidated financial statements.

(3)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

SUPPLEMENTAL SCHEDULES (UNAUDITED) — (Continued)
QUARTERLY DATA — Continued

(In thousands, except per share amounts)	2004

	December 31,	September 30,	June 30,	March 31,

Interest income	$30,214	$27,850	$25,234	$23,411
Interest expense	11,961	11,239	10,846	11,531

Net interest income	18,253	16,611	14,388	11,880
Provision for credit losses	10,705	11,658	10,494	9,511

Net interest income after provision for credit losses	7,548	4,953	3,894	2,369

Noninterest revenues	71,850	70,659	73,905	71,427
Operating expenses	58,117	58,091	59,896	58,194

Income before income taxes	21,281	17,521	17,903	15,602
Income from continuing operations	13,402	10,600	10,832	9,439
Gain, net, on discontinuance of mortgage and leasing businesses, net of tax(1)	308	0	160	0

Net income	$13,710	$10,600	$10,992	$9,439

Basic income from continuing operations per common share
Class A	$0.51	$0.40	$0.42	$0.37
Class B	0.54	0.43	0.44	0.39
Combined(2)	0.53	0.42	0.43	0.38

Diluted income from continuing operations per common share
Class A	$0.46	$0.37	$0.39	$0.34
Class B	0.48	0.38	0.40	0.36
Combined(2)	0.47	0.38	0.40	0.35

Basic net income per common share
Class A	$0.52	$0.40	$0.42	$0.37
Class B	0.55	0.43	0.45	0.39
Combined(2)	0.54	0.42	0.44	0.38

Diluted net income per common share
Class A	$0.47	$0.37	$0.40	$0.34
Class B	0.49	0.38	0.41	0.36
Combined(2)	0.48	0.38	0.41	0.35

Basic weighted average common shares outstanding
Class A	8,811	8,803	8,794	8,786
Class B	16,630	16,479	16,172	15,502
Combined	25,441	25,282	24,966	24,288

Diluted weighted average common shares outstanding
Class A	8,811	8,803	8,794	8,786
Class B	19,589	19,303	18,329	17,656
Combined	28,400	28,106	27,123	26,442

(1)	See Note 20 to the consolidated financial statements.

(2)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

SUPPLEMENTAL SCHEDULES (UNAUDITED) — (Continued)
ALLOCATION OF ALLOWANCE FOR RECEIVABLE LOSSES

($ in thousands)	December 31,

	2005		2004		2003		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Business credit cards	$44,323	97%	$49,190	97%	$47,041	97%	$44,466	96%	$41,169	98%
Other receivables	1,266	3	1,288	3	1,413	3	1,693	4	802	2

Total	$45,589	100%	$50,478	100%	$48,454	100%	$46,159	100%	$41,971	100%

COMPOSITION OF GROSS RECEIVABLES

($ in thousands)	December 31,

	2005		2004		2003		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Business credit cards	$879,468	99%	$730,483	99%	$518,040	97%	$445,083	95%	$416,265	94%
Other receivables	8,007	1	10,280	1	16,976	3	25,589	5	28,189	6

Total	$887,475	100%	$740,763	100%	$535,016	100%	$470,672	100%	$444,454	100%

YIELD AND MATURITY OF INVESTMENTS AT DECEMBER 31, 2005

($ in thousands)	Maturing

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years

	Fair Value	Yield(3)	Fair Value	Yield(3)	Fair Value	Yield(3)	Fair Value	Yield(3)

U.S. Treasury and government agency securities	$34,494	2.75%	$16,183	3.11%	$0	0.00%	$0	0.00%
State and municipal securities (1)	640	2.28	325	4.71	3,023	4.20	728	5.45
Corporate bonds	1,995	2.96	8,450	4.19	0	0.00	0	0.00
Other(2)	0	0.00	0	0.00	0	0.00	39,371	4.74

Total investments available for sale	$37,129	2.75%	$24,958	3.50%	$3,023	4.20%	$40,099	4.75%

(1)	Yield computed on a tax equivalent basis using a statutory rate of 35%.

(2)	Equity investments and money market funds are excluded from this table because they do not have a stated maturity.

(3)	Yields are computed by dividing interest by the amortized cost of the respective investment securities.
MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

December 31,
($ in thousands)	2005

Maturity:
3 months or less	$121,277
Over 3 months through 6 months	71,709
Over 6 months through 12 months	211,571
Over 12 months	208,896

Total	$613,453

SUPPLEMENTAL SCHEDULES (UNAUDITED) — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
      An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
The information required to be furnished pursuant to this item will be set forth in the Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference, as is the information in Part I of this Report under the captions, “Executive Officers of the Registrant,” and “Available Information.”

Item 11.	Executive Compensation
The information required to be furnished pursuant to this item will be set forth in the Proxy Statement under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation,” “Stock Performance Graph” and “Election of Directors — Committees, Meetings and Compensation of the Board of Directors,” “— Compensation Committee Interlocks and Insider Participation” and “— Other Matters” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
The information required to be furnished pursuant to this item will be set forth in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is incorporated herein by reference.
      The following table gives information about equity awards under our 2000 Omnibus Stock Incentive Plan and our Employee Stock Purchase Plan as of December 31, 2005.
Equity Compensation Plan Information

(In thousands, except weighted average exercise price)

	(a)	(b)	(c)

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance under
	Issued upon Exercise of	Weighted Average Exercise	Equity Compensation Plans
	Outstanding Options,	Price of Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))

Equity compensation plans approved by shareholders	4,986 (1)	$11.37	7,038	(2)

Equity compensation plans not approved by shareholders(3)	—	—	—

Total	4,986	$11.37	7,038	(2)(3)

(1)	Does not include 811 thousand shares of restricted Class B Common Stock granted pursuant to the Advanta Corp. 2000 Omnibus Stock Incentive Plan. Generally, restrictions on these shares may be removed between 2006 and 2012.

(2)	All of the shares remaining available for future issuance are available under the 2000 Omnibus Stock Incentive Plan which provides for the issuance of stock options, restricted stock, stock appreciation rights and other awards.

(3)	Advanta Corp.’s Employee Stock Purchase Plan (the “Stock Purchase Plan”) does not specify a maximum number of shares that may be issued. An aggregate of 22 thousand shares of Class B Common Stock were purchased under the Stock Purchase Plan in 2005.
Summary Description of Equity Compensation Plans
Advanta Corp. 2000 Omnibus Stock Incentive Plan
The 2000 Omnibus Stock Incentive Plan (the “Omnibus Plan”) was adopted by the Board of Directors in April 2000 and approved by the shareholders of the Company on June 7, 2000. The Omnibus Plan provides for the issuance of a maximum of 20,000,000 shares of Class B Common Stock (including 9,860,191 shares that were available for issuance under the Company’s prior stock incentive plans that were in effect at the time the Omnibus Plan was approved by the shareholders and which plans were amended and restated by the Omnibus Plan). The Omnibus Plan provides for the issuance of options to acquire Class B Common Stock, awards of Class B Common Stock and/or awards of stock appreciation rights (referred to collectively as “Awards”). Shares of Class B Common Stock awarded pursuant to the Omnibus Plan must be authorized and unissued shares or shares acquired for the treasury of the Company. Generally, if an Award granted under the Omnibus Plan expires, terminates or lapses for any reason, without the issuance of shares of Class B Common Stock thereunder, such shares shall be available for reissuance under the Omnibus Plan. Employees and directors of the Company, and consultants and advisors to the Company, who render bona fide services to the Company unrelated to the offer of securities, are eligible to receive Awards under the Omnibus Plan. The terms of any Award made pursuant to the Omnibus Plan are described and established in a grant document provided to the Award recipient. No Awards may be granted under the Omnibus Plan after April 5, 2010. Awards granted and outstanding as of the date the Omnibus Plan terminates will not be affected by the termination of the plan. In the event of a change of control of the Company (as defined by the Omnibus Plan), stock options and stock appreciation rights granted pursuant to the Omnibus Plan will become immediately exercisable in full. Other Awards granted pursuant to the Omnibus Plan may also vest in connection with a change of control of the Company, depending upon the applicable circumstances. Shares subject to Awards granted pursuant to the Omnibus Plan are subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.
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
The information required to be furnished pursuant to this item will be set forth in the Proxy Statement under the caption “Election of Directors — Other Matters” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required to be furnished pursuant to this item will be set forth in the Proxy Statement under the captions “Audit Fees” and “Pre-Approval Policy for Services by Independent Auditors” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, And Reports On Form 8-K
The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

(a)(1)	Financial Statements.
1.	Consolidated Balance Sheets at December 31, 2005 and 2004.

2.	Consolidated Income Statements for each of the years in the three year period ended December 31, 2005.

3.	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three year period ended December 31, 2005.

4.	Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2005.

5.	Notes to Consolidated Financial Statements.

(a)(2)	Schedules.
Other statements and schedules are not being presented either because they are not required or the information required by such statements and schedules is presented elsewhere in the financial statements.

(a)(3)	Exhibits

2-a	Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage Corporation.(1)

2-b	Mortgage Loan Purchase and Sale Agreement, dated February 23, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association.(2)

2-c	Mortgage Loan Purchase and Sale Agreement, dated February 28, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association.(2)

3-a	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994), as amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 15, 1995), as further amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, dated March 17, 1997).

3-b	By-laws of the Registrant, as amended.(3)

3-c	Rights Agreement, dated as of March 14, 1997, by and between the Registrant and the Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated March 17, 1997), as amended by Amendment No. 1, dated as of June 4, 1998 (incorporated by reference to Exhibit 1 to the Registrant’s Amended Registration Statement on Form 8-A/A, dated June 11, 1998), and Amendment No. 2, dated as of September 4, 1998, (incorporated by reference to Exhibit 1 to the Registrant’s Amended Registration Statement on Form 8-A/ A, dated September 23, 1998).

4-a	Specimen of Class A Common Stock Certificate and specimen of Class B Common Stock Certificate.(4)

4-b	Senior Trust Indenture, dated as of October 23, 1995, between the Registrant and Mellon Bank, N.A., as Trustee. (6)

4-c	Indenture dated as of December 17, 1996 between Advanta Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures.(7)

4-d	Declaration of Trust dated as of December 5, 1996 of Advanta Capital Trust I.(7)

4-e	Amended and Restated Declaration of Trust dated as of December 17, 1996 for Advanta Capital Trust I.(7)

4-f	Series A Capital Securities Guarantee Agreement dated as of December 17, 1996.(7)

10-a†	Advanta Corp. 2000 Omnibus Stock Incentive Plan.(8)

10-a.1†	Form of Stock Option Agreement.(9)

10-a.2†	Description of Advanta Management Incentive Program.(21)

10-a.3†	Form of Restricted Stock Award.(9)

10-a.4†	Criteria for certain Bonus Awards to Executive Officers for Performance Year 2005 (incorporated by reference to the information set forth under Item 1.01 of the Registrant’s Current Report on Form 8-K filed on June 15, 2005).

10-b	Card Member License Agreement between Colonial National Financial Corp. (now known as Advanta Bank Corp.) and MasterCard International Incorporated dated April 14, 1994.(10)

10-c	VISA U.S.A. Inc. Membership Agreement and Principal Member Addendum executed by Advanta Corp. on February 27, 1997. (10)

10-d	VISA U.S.A. Inc. Membership Agreement executed by Advanta Bank Corp. on March 3, 2000.(10)

10-e†	Advanta Corp. Supplemental Executive Retirement Plan.

10-f†	Advanta Corp. Executive Deferral Plan.(11)

10-g†	Advanta Corp. Non-Employee Directors Deferral Plan.(11)

10-h†	Summary of Life Insurance Benefits for Directors and Executives.(9)

10-i	Master Agreement, dated as of March 15, 2005, between Dun & Bradstreet, Inc. and Advanta Bank Corp.(5)

10-j	Tournament Class Membership Purchase Agreement, dated as of February 7, 2006, between Advantennis Corp. and WTA Tour, Inc. d/b/a Sony Ericsson WTA Tour.(12)

10-k†	Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff.(11)

10-l†	Agreement dated May 11, 1998 between the Registrant and Philip M. Browne.(13)

10-m	Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet Financial Group (incorporated by reference to Exhibit(c)(2) to the Registrant’s Schedule 13E-4, dated January 20, 1998), as amended by the First Amendment to the Contribution Agreement, dated as of February 10, 1998, by and among Advanta Corp., Fleet Financial Group and Fleet Credit Card, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed March 6, 1998).

10-n	Commercial Lease, dated September 28, 1995, by and between Draper Park North, L.C. and Advanta Financial Corp., as amended January 31, 1996 and May 20, 1996, as amended. (14)

10-n.1	Amendment to Commercial Lease, dated as of December 6, 2004, between Carramerica Realty, L.P. and Advanta Bank Corp.(9)

10-n.2	Amendment to Commercial Lease, dated as of January 25, 2005, between Carramerica Realty, L.P. and Advanta Bank Corp.(9)

10-o	Master Indenture, dated as of August 1, 2000, between Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust and Bankers Trust Company, as Indenture Trustee.(15)

10-p	Transfer and Servicing Agreement, dated as of August 1, 2000, among Advanta Business Receivables Corp., Advanta Bank Corp., as Servicer, and Advanta Business Card Master Trust. (15)

10-q	Limited Partnership Agreement of Fleet Credit Card Services, L.P., dated as of May 26, 1998.(9)

10-r	Agreement relating to Fleet Credit Card Services, L.P., dated as of May 28, 2004, by and between Advanta Corp., Advanta National Bank, Advanta Service Corp., Fleet Credit Card Holdings, Inc., Fleet Credit Card Services, L.P. and Bank of America Corp.(16)

10-s	Service Agreement between First Data Resources Inc. and Advanta Bank Corp., dated as of January 1, 2002.(10)

10-t	Separation Agreement, dated as of April 15, 2005, between Advanta Corp. and Brian Tierney.(20)

10-u†	Relocation Agreement by and between Advanta Corp. and John F. Moore, dated as of May 20, 2004.(16)

10-v	Letter Agreement between Advanta Corp. and Arthur Bellis dated June 8, 2004.(16)

10-w	Direct Marketing Agreement, dated effective as of December 15, 1999, by and among Advanta Bank Corp. and CFM Direct, as amended.(14)

10-x	Advanta Corp. Employee Stock Purchase Plan, as amended. (14)

10-y	Lease Agreement, dated August 4, 1995, between Ortho Pharmaceutical Corporation and Advanta Corp.(14)

10-z	Agreement of Lease dated February 27, 2003 between Advanta Shared Services Corp and Liberty Property Limited Partnership (without exhibits) and Guaranty of Advanta Corp.(17)

10-aa	Master Agreement between Dun & Bradstreet, Inc. and Advanta Bank Corp., effective as of March 18, 2004.(18)

10-bb†	Letter Agreement dated as of October 14, 2003, between Advanta Corp. and Jeffrey D. Beck.(19)

10-cc†	Advanta Corp. Office of the Chairman Supplemental Compensation Program.(9)

10-dd†	Advanta Senior Management Change of Control Severance Plan Restated December 21, 2000.(9)

10-ee†	Advanta Senior Management Change of Control Severance Plan. (9)

10-ff	Sponsorship Agreement, dated as of March 24, 2005, between Advantennis Corp. and World Team Tennis Franchise Inc.(22)
12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on the signature page hereof).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Definitive Proxy Statement filed January 25, 2001.

(2)	Incorporated by reference to Current Report on Form 8-K dated March 14, 2001.

(3)	Incorporated by reference to Current Report on Form 8-K dated March 17, 1997.

(4)	Incorporated by reference to Amendment No. 1 to Form 8 and Exhibit 1 to Registrant’s Form 8-A, respectively, both dated April 22, 1992.

(5)	Incorporated by reference to Current Report on Form 8-K filed on March 17, 2005.

(6)	Incorporated by reference to Registration Statement on Form S-3 (File No. 33-62601) filed September 13, 1995.

(7)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

(8)	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-04469) filed on November 1, 2000.

(9)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004.

(10)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(12)	Incorporated by reference to Current Report on Form 8-K filed on February 13, 2006.

(13)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference to Current Report on Form 8-K filed August 30, 2000 by Advanta Business Receivables Corp.

(16)	Incorporated by reference to Quarterly Report on Form 10-Q for quarter ended June 30, 2004.

(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(18)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(19)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(20)	Incorporated by reference to Current Report on Form 8-K filed on April 20, 2005.

(21)	Incorporated by reference to Current Report on Form 8-K filed on May 5, 2005.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanta Corp.

By:	/s/ William A. Rosoff

William A. Rosoff, President and
Vice Chairman of the Board
Dated: March 8, 2006
      KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, William A. Rosoff, Philip M. Browne, David B. Weinstock and Elizabeth H. Mai, or any of them (with full power to each of them to act alone), his or her true and lawful attorney in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2005 relating to Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of March, 2006.

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