Form 10-Q
period 2006-03-31
ADVANTA CORP
filed 2006-05-10
CIK 96638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 2, 2006
Common Stock, $.01 par value	9,606,862 shares
Class B	Outstanding at May 2, 2006
Common Stock, $.01 par value	18,894,811 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share amounts)	2006	2005

ASSETS
Cash	$35,340	$34,109
Federal funds sold	369,693	355,057
Restricted interest-bearing deposits	1,463	1,333
Investments available for sale	208,405	219,782
Receivables, net:
Held for sale	545,152	474,881
Other	420,854	389,012

Total receivables, net	966,006	863,893
Accounts receivable from securitizations	273,444	450,001
Premises and equipment, net	16,155	16,901
Other assets	170,133	186,327

Total assets	$2,040,639	$2,127,403

LIABILITIES
Deposits	$1,057,903	$1,070,572
Debt	215,032	226,856
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	126,986	211,445

Total liabilities	1,503,014	1,611,966

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding — 1,010 shares in 2006 and 2005	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 10,041,017 shares in 2006 and 2005	100	100
Class B non-voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 22,052,595 shares in 2006 and 21,918,569 shares in 2005	220	219
Additional paid-in capital	279,037	276,231
Nonvested shares	0	(1,148)
Unearned ESOP shares	(9,517)	(9,622)
Accumulated other comprehensive loss	(744)	(678)
Retained earnings	316,666	298,472
Treasury stock at cost, 434,155 Class A common shares in 2006 and 2005; 3,162,019 Class B common shares in 2006 and 2005	(49,147)	(49,147)

Total stockholders’ equity	537,625	515,437

Total liabilities and stockholders’ equity	$2,040,639	$2,127,403

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2006	2005

Interest income:
Receivables	$28,927	$24,974
Investments	5,359	3,184
Other interest income	3,982	4,021

Total interest income	38,268	32,179
Interest expense:
Deposits	10,308	6,448
Debt and other borrowings	3,358	3,848
Subordinated debt payable to preferred securities trust	2,289	2,289

Total interest expense	15,955	12,585

Net interest income	22,313	19,594
Provision for credit losses	9,284	10,444

Net interest income after provision for credit losses	13,029	9,150
Noninterest revenues:
Securitization income	33,578	30,396
Servicing revenues	13,682	12,599
Other revenues, net	34,976	27,813
Gain on transfer of consumer credit card business (See Note 11)	0	67,679

Total noninterest revenues	82,236	138,487

Operating expenses	59,639	62,620

Income before income taxes	35,626	85,017
Income tax expense	13,716	12,347

Net income	$21,910	$72,670

Basic net income per common share
Class A	$0.79	$2.82
Class B	0.82	2.85
Combined	0.81	2.84

Diluted net income per common share
Class A	$0.73	$2.54
Class B	0.74	2.55
Combined	0.73	2.55

Basic weighted average common shares outstanding
Class A	8,846	8,812
Class B	18,107	16,705
Combined	26,953	25,517

Diluted weighted average common shares outstanding
Class A	8,846	8,812
Class B	20,876	19,670
Combined	29,722	28,482

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A		Class B	Additional
	Comprehensive	Preferred	Class A	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Common Stock	Stock	Capital

Balance at December 31, 2004		$1,010	$100	$215	$258,223

Net income	$110,429
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $224	(417)

Comprehensive income	$110,012

Preferred and common cash dividends declared
Exercise of stock options				5	6,100
Stock option exchange program stock distribution
Stock-based nonemployee compensation expense					124
Excess tax benefits from stock based compensation					12,800
Issuance of nonvested shares					222
Amortization of nonvested shares
Forfeitures of nonvested shares				(1)	(1,811)
ESOP shares committed to be released					573

Balance at December 31, 2005		$1,010	$100	$219	$276,231

Net income	$21,910
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $36	(66)

Comprehensive income	$21,844

Preferred and common cash dividends declared
Exercise of stock options				1	2,366
Stock-based nonemployee compensation expense					44
Stock-based employee compensation expense					624
Excess tax benefits from stock-based compensation					787
Amortization of nonvested shares					50
Forfeitures of nonvested shares					(92)
Reclassification of nonvested shares					(1,148)
ESOP shares committed to be released					175

Balance at March 31, 2006		$1,010	$100	$220	$279,037

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) — continued

	Nonvested	Accumulated
	Shares	Other			Total
	& Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2004	$(19,390)	$(261)	$201,772	$(49,475)	$392,194

Net income			110,429		110,429
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $224		(417)			(417)
Comprehensive income
Preferred and common cash dividends declared			(13,729)		(13,729)
Exercise of stock options					6,105
Stock option exchange program stock distribution				328	328
Stock-based nonemployee compensation expense					124
Excess tax benefits from stock- based compensation					12,800
Issuance of nonvested shares	(222)				0
Amortization of nonvested shares	7,633				7,633
Forfeitures of nonvested shares	900				(912)
ESOP shares committed to be released	309				882

Balance at December 31, 2005	$(10,770)	$(678)	$298,472	$(49,147)	$515,437

Net income			21,910		21,910
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $36		(66)			(66)
Comprehensive income
Preferred and common cash dividends declared			(3,716)		(3,716)
Exercise of stock options					2,367
Stock-based nonemployee compensation expense					44
Stock-based employee compensation expense					624
Excess tax benefits from stock-based compensation					787
Amortization of nonvested shares					50
Forfeitures of nonvested shares					(92)
Reclassification of nonvested shares	1,148				0
ESOP shares committed to be released	105				280

Balance at March 31, 2006	$(9,517)	$(744)	$316,666	$(49,147)	$537,625

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
($ in thousands)	March 31,
	2006	2005

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income	$21,910	$72,670
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities (gains) losses, net	(708)	1,040
Depreciation and amortization	1,641	1,964
Stock-based compensation expense	626	3,679
Provision for credit losses	9,284	10,444
Provision for interest and fee losses	2,038	2,603
Change in deferred origination costs, net of deferred fees	(839)	(5,494)
Change in receivables held for sale	(606,161)	(31,601)
Proceeds from sale of receivables held for sale	535,890	0
Change in accounts receivable from securitizations	176,557	(1,674)
Excess tax benefits from stock-based compensation	(787)	0
Change in other assets and other liabilities	(65,148)	18,933

Net cash provided by operating activities	74,303	72,564

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	(14,766)	(30,774)
Purchase of investments available for sale	(211,887)	(150,875)
Proceeds from sales of investments available for sale	204,140	76,667
Proceeds from maturing investments available for sale	19,730	27,577
Change in receivables not held for sale	(42,325)	(33,845)
Purchases of premises and equipment, net	(891)	(634)

Net cash used in investing activities	(45,999)	(111,884)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Change in demand and savings deposits	19,021	(4,868)
Proceeds from time deposits	129,915	136,000
Payments on time deposits	(168,002)	(86,649)
Proceeds from debt	4,280	9,870
Payments on debt	(16,472)	(23,366)
Change in other borrowings and cash overdraft	3,793	(3,627)
Proceeds from exercise of stock options	2,367	1,047
Excess tax benefits from stock-based compensation	787	0
Cash dividends paid	(3,716)	(3,069)

Net cash (used in) provided by financing activities	(28,027)	25,338

DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	954	6,173

Net increase (decrease) in cash	1,231	(7,809)
Cash at beginning of period	34,109	35,565

Cash at end of period	$35,340	$27,756

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)
March 31, 2006
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
Note 2) Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123R”) that replaces SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 123”) and supercedes Accounting Principles Board Opinion (“Opinion”) No. 25, Accounting for Stock Issued to Employees and the related implementation guidance. SFAS No. 123R addresses accounting for equity-based compensation arrangements, including employee stock options. Upon implementation, entities are no longer able to account for equity-based compensation using the intrinsic value method under Opinion No. 25. Entities are required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. We adopted this statement effective January 1, 2006 using the modified prospective method. Awards that are granted, modified, or settled after January 1, 2006 are measured and accounted for in accordance with SFAS No. 123R and expense is recognized for the unvested portion of awards that were granted prior to January 1, 2006 based upon the fair value determined at the grant date under SFAS No. 123. We previously recognized the effect of nonvested share forfeitures as they occurred. Nonvested shares were previously referred to as restricted stock. Under SFAS No. 123R, we are required to estimate forfeitures and to eliminate previously recognized compensation cost, net of related tax effects, for those nonvested shares as a cumulative effect of a change in accounting principle effective January 1, 2006. We determined that the compensation expense previously recognized in income as of December 31, 2005 related to outstanding nonvested shares that may forfeit prior to vesting was not material. Prior to our adoption of SFAS 123R, we classified nonvested shares as a separate component of stockholders’ equity. In accordance with SFAS No. 123R, on January 1, 2006, we reclassified nonvested shares to additional paid-in capital on the consolidated balance sheet. Effective January 1, 2006, our statement of cash flows presents the income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings as a financing cash flow rather than an operating cash flow, also in compliance with SFAS 123R. Excess tax benefits from stock-based compensation were $787 thousand in the three months ended March 31, 2006 and $6.5 million in the same period of 2005. The impact of recognizing stock-based compensation expense for employee stock options in accordance with SFAS 123R instead of Opinion 25 in the three months ended March 31, 2006 was a decrease in income before income taxes of $624 thousand, a decrease in net income of $384 thousand, and a decrease of $0.01 in basic and diluted earnings per combined share.
In August 2005, the FASB issued a revised exposure draft, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In April 2006, the FASB announced plans to redeliberate issues identified by the FASB staff in the proposed statement and to issue a final statement in the first quarter of 2007. Management will evaluate any potential impact of the final statement when it is available.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 and eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provided that beneficial interests in securitized financial assets are not subject to SFAS No. 133. Under the new statement, an entity may irrevocably elect to measure a hybrid financial instrument that would otherwise require bifurcation, at fair value in its entirety on an instrument-by-instrument basis. The statement clarifies which interest-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding certain derivative financial instruments. The statement is effective for all financial instruments that we acquire or issue after January 1, 2007. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, that amends SFAS No. 140. The statement clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. The statement is effective for Advanta on January 1, 2007. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

Note 3) Receivables
Receivables on the balance sheet, including those held for sale, consisted of the following:

	March 31,	December 31,
	2006	2005

Business credit card receivables	$982,251	$879,468
Other receivables	7,705	8,007

Gross receivables	989,956	887,475

Add: Deferred origination costs, net of deferred fees	22,846	22,007
Less: Allowance for receivable losses
Business credit cards	(45,580)	(44,323)
Other receivables	(1,216)	(1,266)

Total allowance for receivable losses	(46,796)	(45,589)

Receivables, net	$966,006	$863,893

Note 4) Allowance for Receivable Losses
The following table presents activity in the allowance for receivable losses for the three months ended March 31:

	2006	2005

Balance at January 1	$45,589	$50,478
Provision for credit losses	9,284	10,444
Provision for interest and fee losses	2,038	2,603
Gross principal charge-offs:
Business credit cards	(9,059)	(11,221)
Principal recoveries:
Business credit cards	975	802

Net principal charge-offs	(8,084)	(10,419)

Interest and fee charge-offs:
Business credit cards	(2,031)	(2,501)

Balance at March 31	$46,796	$50,605

Note 5) Securitization Activities
Accounts receivable from securitizations consisted of the following:

	March 31,	December 31,
	2006	2005

Retained interests in securitizations	$187,679	$183,391
Amounts due from the securitization trust	32,254	212,766
Accrued interest and fees on securitized receivables, net(1)	53,511	53,844

Total accounts receivable from securitizations	$273,444	$450,001

(1)	Reduced by an estimate for uncollectible interest and fees of $6.9 million at March 31, 2006 and $7.0 million at December 31, 2005.

The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended
	March 31,
	2006	2005

Average securitized receivables	$2,957,309	$2,548,739
Securitization income	33,578	30,396
Discount accretion	3,982	4,021
Interchange income	33,714	27,331
Servicing revenues	13,682	12,599
Proceeds from new securitizations	535,890	0
Proceeds from collections reinvested in revolving-period securitizations	1,683,802	1,671,645
Cash flows received on retained interests	77,628	60,166
Key assumptions:
Discount rate	8.71% - 10.14%	8.22% - 11.27%
Monthly payment rate	22.75% - 25.00%	21.77% - 23.06%
Loss rate	4.25% - 4.90%	5.75% - 6.79%
Interest yield, net of interest earned by noteholders	8.86% - 9.95%	10.84% - 11.28%

There were no purchases of delinquent accounts from the securitization trust during the three months ended March 31, 2006 or 2005.
We used the following assumptions in measuring the fair value of retained interests in securitizations at March 31, 2006 and December 31, 2005. The assumptions listed represent weighted averages of assumptions used for each securitization. The monthly payment rate assumptions used at both March 31, 2006 and December 31, 2005 result in cash flow projections over a three-month weighted average life of existing receivables for the retained interest-only strip valuation.

	March 31,	December 31,
	2006	2005

Discount rate	8.91% - 10.14%	8.71% - 9.81%
Monthly payment rate	22.75% - 25.00%	23.37% - 25.00%
Loss rate	4.45% - 4.90%	4.25% - 4.68%
Interest yield, net of interest earned by noteholders	8.86%	9.95%

In addition to the assumptions identified above, management also considered qualitative factors such as the potential volatility of the current market for similar instruments and the impact of the current economic environment on the performance of the receivables sold in assessing the fair value of retained interests in securitizations.
We have prepared sensitivity analyses of the valuations of retained interests in securitizations estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at March 31, 2006.

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(3,267)
Discount rate increased by 4%	(6,397)
Monthly payment rate at 115% of base assumption	(1,715)
Monthly payment rate at 130% of base assumption	(2,964)
Loss rate at 110% of base assumption	(3,024)
Loss rate at 125% of base assumption	(7,560)
Interest yield, net of interest earned by noteholders, decreased by 1%	(6,795)
Interest yield, net of interest earned by noteholders, decreased by 2%	(13,590)
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

	March 31,	December 31,	March 31,
	2006	2005	2005

Owned business credit card receivables	$982,251	$879,468	$783,916
Securitized business credit card receivables	3,045,600	2,880,401	2,565,085

Total managed receivables	$4,027,851	$3,759,869	$3,349,001

Receivables 30 days or more delinquent:
Owned	$26,335	$23,595	$27,507
Securitized	91,029	87,610	110,069
Total managed	117,364	111,205	137,576
Receivables 90 days or more delinquent:
Owned	11,637	10,837	12,775
Securitized	40,131	40,223	51,318
Total managed	51,768	51,060	64,093
Nonaccrual receivables:
Owned	11,710	11,476	11,658
Securitized	41,002	42,828	46,754
Total managed	52,712	54,304	58,412
Accruing receivables past due 90 days or more:
Owned	10,447	9,479	11,139
Securitized	36,003	35,063	44,361
Total managed	46,450	44,542	55,500
Net principal charge-offs for the year-to-date period ended March 31 and December 31:
Owned	8,084	44,865	10,419
Securitized	27,095	155,618	35,270
Total managed	35,179	200,483	45,689

Note 6) Selected Balance Sheet Information
Other assets consisted of the following:

	March 31,	December 31,
	2006	2005

Net deferred tax asset	$58,929	$64,923
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Investment in preferred securities trust	3,163	3,093
Intangible assets	36	3,040
Other	75,910	83,176

Total other assets	$170,133	$186,327

Other liabilities consisted of the following:

	March 31,	December 31,
	2006	2005

Accounts payable and accrued expenses	$29,345	$28,018
Current income tax payable	21,508	17,048
Business credit card business rewards liability	20,959	20,658
Business credit card cash back rewards liability	5,363	4,506
Accrued interest payable	11,817	5,414
Amounts due to the securitization trust	4,510	105,917
Liabilities of discontinued operations, net	967	509
Other	32,517	29,375

Total other liabilities	$126,986	$211,445

Eligible cardholders earn cash back rewards or business rewards based on net purchases charged on their business credit card account. We estimate the costs of future reward redemptions and record a liability at the time cash back rewards or business rewards are earned by the cardholder. In each reporting period, we evaluate our estimates of the percentage of earned rewards that cardholders will ultimately redeem and the costs of business rewards and adjust our estimate, if needed, based on historical experience, consideration of changes in portfolio composition and changes in the rewards programs, including redemption terms. The impact of changes in the estimated percentage of earned rewards that cardholders will ultimately redeem and other changes in estimated costs of future period rewards redemptions was an increase in other revenues of $500 thousand in the three months ended March 31, 2006 and a decrease in other revenues of $650 thousand in the same period of 2005.
Note 7) Commitments and Contingencies
Since June 20, 2001, Advanta Mortgage Corp. USA (“AMCUSA”) and Advanta Mortgage Conduit Services, Inc. (“AMCSI”), subsidiaries of Advanta Corp., have been involved in arbitration before the American Arbitration Association in San Francisco, California brought by Goodrich & Pennington Mortgage Fund, Inc. (“GPMF”), a participant in one of the programs of our former mortgage business. GPMF’s asserted claims in the arbitration included allegations that AMCUSA and AMCSI failed to provide information and documentation under the former mortgage program and various claims concerning GPMF’s relationship with AMCUSA and AMCSI. After several interim awards, on January 24, 2006, the arbitrator issued a final award in favor of AMCUSA and AMCSI rejecting all of GPMF’s claims. The arbitrator further held that AMCUSA and AMCSI were the prevailing parties in the arbitration and that AMCUSA and AMCSI are entitled to recover their reasonable attorneys fees and costs. GPMF filed a petition in California state court seeking to vacate the arbitration final award and requesting a new arbitration hearing. On March 8, 2006, AMCUSA and AMCSI opposed GPMF’s petition to vacate and filed a cross-petition to confirm the arbitration award as a judgment. On April 6, 2006, the California state court denied GPMF’s petition to vacate and granted the cross-petition to confirm. In a related matter, on July 5, 2005, GPMF filed an action in California state court against the American Arbitration Association seeking damages relating to the arbitrator’s fees and injunctive relief to prevent entry of the arbitrator’s ruling and award in favor of AMCUSA and AMCSI. On April 19, 2006, the court dismissed GPMF’s claims against the American Arbitration Association with prejudice. We do not expect these matters to have a material adverse effect on our financial position or results of operations.
In addition to the matters described above, Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations.
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
Note 8) Capital Stock
Cash dividends per share of common stock declared were as follows:

	Three Months Ended
	March 31,
	2006	2005

Class A Common Stock	$0.1134	$0.0945
Class B Common Stock	0.1361	0.1134

In March 2006, the Board of Directors of Advanta Corp. approved an increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividend paid in the second quarter of 2006. As a result of this increase, future quarterly dividends declared for Class A Common Stock will increase from $0.1134 to $0.2125 per share and future quarterly dividends declared for Class B Common Stock will increase from $0.1361 to $0.2550 per share.
In May 2006, we repurchased 995 thousand shares of Class B Common Stock beneficially owned by our Chairman and Chief Executive Officer for $38.5 million. The stock repurchase and material terms were authorized by Advanta Corp.’s Audit Committee and Board of Directors (with the Chairman and Chief Executive Officer abstaining).
Note 9) Stock-Based Compensation
We have adopted a stock-based incentive plan designed to provide incentives to participating employees to remain in our employ and devote themselves to Advanta’s success. Our incentive plan authorizes an aggregate of 20.0 million shares of Advanta Corp. Class B Common Stock for the grant of options, awards of shares of stock or awards of stock appreciation rights to employees, directors and consultants. Shares available for future grant were 7.0 million at March 31, 2006 and December 31, 2005.
Nonvested Shares
Under our management incentive programs, eligible employees have the opportunity to elect to take portions of their anticipated, or target, bonus payments for future years in the form of nonvested shares of Advanta Corp. Class B Common Stock. Nonvested shares were formerly referred to as restricted stock. To the extent that these elections are made, or are required by the terms of the programs for certain of our executive officers, nonvested shares are issued to employees. The number of nonvested shares granted to employees is determined by dividing the amount of future target bonus payments that the employee elects to receive in stock by the market price as determined under the incentive program. The most recent management incentive program covered the performance years 2002 through 2005. In April 2006, the Board of Directors approved the adoption of a management incentive program covering performance years 2006 through 2009, which will have similar terms to our most recent management incentive program. We anticipate that nonvested shares will be granted under the new program in the second quarter of 2006. Nonvested shares vest ten years from the date of grant and are subject to forfeiture prior to vesting under certain conditions, including upon termination of employment with us. Vesting has been and may continue to be accelerated annually with respect to the nonvested shares granted under the program covering the particular performance year, based on the extent to which the employee and Advanta met or meet their respective performance goals for that performance year. We also may issue nonvested shares to employees as part of employment agreements. The vesting and forfeiture terms vary depending on the specific terms of the employment agreement.
We recognize compensation expense on nonvested shares over the vesting period of the shares. Compensation expense, net of forfeitures, recognized in connection with nonvested shares was a benefit of $42 thousand for the three months ended March 31, 2006 and an expense of $3.7 million for the three months ended March 31, 2005. As of March 31, 2006, there was $1.1 million of total unrecognized compensation expense related to outstanding nonvested shares and the expense is expected to be recognized over a weighted average period of 5.8 years.
The following table summarizes nonvested shares activity:

	Three Months Ended
	March 31, 2006
		Weighted
		Average Grant
	Number of	Date Fair
(Shares in thousands)	Shares	Value

Outstanding at January 1	811	$8.56
Issued	0	0
Vested	0	0
Forfeited	(13)	9.16

Outstanding at March 31	798	$8.55

In May 2006, in connection with the vesting of shares related to the 2005 performance year, we withheld 132 thousand vested shares from certain employees (including officers) to meet our minimum statutory tax withholding requirements.
Stock Options
All options outstanding in the three months ended March 31, 2006 and the year ended December 31, 2005 were options to purchase Class B Common Stock. Options generally are issued at an exercise price equal to the market price of Class B Common Stock on the date of grant, vest over a four-year period and expire ten years after the date of grant. Effective January 1, 2006, we recognize compensation expense on stock options over the vesting period of the options. Compensation expense recognized related to employee stock options for the three months ended March 31, 2006 was $624 thousand. There was no compensation expense recognized related to employee stock options for the three months ended March 31, 2005 in accordance with SFAS No. 123 using the accounting methodology in Opinion 25. As of March 31, 2006, there was $4.6 million of total unrecognized compensation expense related to outstanding stock options and the expense is expected to be recognized over a weighted average period of 1.8 years.

Stock option transactions activity was as follows:

	Three Months Ended
	March 31, 2006
				Weighted
		Weighted		Average
	Number	Average	Aggregate	Remaining
	of	Exercise	Intrinsic	Contractual
(Shares in thousands)	Options	Price	Value	Life

Outstanding at January 1	4,986	$11.37
Granted	63	32.86
Exercised	(147)	16.16
Forfeited	(22)	16.89
Expired	0	0

Outstanding at March 31	4,880	$11.48	$123,908	5.2 years

Options exercisable at March 31	3,586	$10.31	$95,241	4.2 years

The aggregate intrinsic value of stock options exercised was $2.5 million for the three months ended March 31, 2006 and $1.2 million for the same period of 2005. The weighted average grant date fair value of options granted was $8.84 for the three months ended March 31, 2006 and $9.20 for the same period of 2005.
We estimate the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model. The assumptions listed in the table below represent weighted averages of the assumptions used for each option grant. The expected dividend yield is based on current dividend rates as well as announced and anticipated changes in dividend rates based upon management’s expectations of future performance. The range of expected dividend yield assumptions over the expected life of the options was 3.10% to 6.70% in the three months ended March 31, 2006 and 2.32% to 4.06% in the same period of 2005. The expected life of the option is estimated by reviewing historical data and considering the contractual life of the options and the vesting periods. Expected volatility is based on the historical volatility of Class B Common Stock. The risk-free interest rate is based on the discount rate on a U.S. Treasury Note of a similar duration to the expected life of the option.

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Expected dividend yield	4.79%	3.14%
Expected life (in years)	5.0	5.0
Expected volatility	40.35%	53.70%
Risk-free interest rate	4.40%	3.76%

In accordance with SFAS No. 123, we used the accounting methodology in Opinion No. 25 through December 31, 2005 and, as a result, have provided pro forma disclosures of compensation expense for options granted to employees under our stock option plans, net of related tax effects, net income and earnings per share, as if the fair value based method of accounting had been applied for the three months ended March 31, 2005. Had compensation cost for these plans been determined using the fair value based method for the three months ended March 31, 2005, our compensation expense for stock option plans, net of related tax effects, net income and net income per common share would have changed to the following pro forma amounts:

	Three Months Ended
	March 31, 2005
	As Reported	Pro Forma

Stock-based employee compensation expense for stock option plans, net of related tax effects	$0	$901
Net income	72,670	71,769
Basic net income per common share
Class A	$2.82	$2.79
Class B	2.85	2.82
Combined	2.84	2.81
Diluted net income per common share
Class A	$2.54	$2.51
Class B	2.55	2.53
Combined	2.55	2.52

Note 10) Segment Information
The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other(1)	Total

Three months ended March 31, 2006
Interest income	$32,810	$5,458	$38,268
Interest expense	10,024	5,931	15,955
Noninterest revenues	81,338	898	82,236
Pretax income	35,293	333	35,626
Total assets at beginning of period	1,362,133	765,270	2,127,403
Total assets at end of period	1,280,102	760,537	2,040,639

Three months ended March 31, 2005
Interest income	$28,866	$3,313	$32,179
Interest expense	8,521	4,064	12,585
Noninterest revenues	70,865	(57)	70,808
Gain on transfer of consumer credit card business	0	67,679	67,679
Pretax income	18,417	66,600	85,017
Total assets at beginning of period	994,194	698,730	1,692,924
Total assets at end of period	1,050,228	763,015	1,813,243

(1)	Other includes venture capital operations as well as investment and other activities not attributable to the Advanta Business Card segment.
Note 11) Gain on Transfer of Consumer Credit Card Business
On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America Corp. (“Bank of America”) signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet Financial Group, Inc. (“Fleet”), which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in February 2005.

The overall impact of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, was a pretax gain of $67.7 million, tax expense of $5.6 million and an increase in additional paid-in capital of $6.0 million in the three months ended March 31, 2005. See Note 12 for further description of the income tax impact of our May 28, 2004 agreement with Bank of America.
Note 12) Income Taxes
Income tax expense consisted of the following components for the three months ended March 31:

	2006	2005

Current:
Federal	$6,336	$3,463
State	1,350	1,177

Total current	7,686	4,640

Deferred:
Federal	5,966	7,317
State	64	390

Total deferred	6,030	7,707

Income tax expense	$13,716	$12,347

The reconciliation of the statutory federal income tax to income tax expense is as follows for the three months ended March 31:

	2006	2005

Statutory federal income tax	$12,469	$29,756
State income taxes, net of federal income tax benefit	919	1,019
Nondeductible expenses	171	281
Compensation limitation	33	110
Gain on transfer of consumer credit card business	0	(12,347)
Change in valuation allowance	0	(6,393)
Other	124	(79)

Income tax expense	$13,716	$12,347

Our effective tax rate was 38.5% for the three months ended March 31, 2006 and 14.5% for the three months ended March 31, 2005. The effective tax rate for the three months ended March 31, 2005 was impacted by the Bank of America agreement and reevaluation of the valuation allowance discussed below.
We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	March 31,	December 31,
	2006	2005

Deferred tax assets	$73,541	$79,452
Deferred tax liabilities	(14,612)	(14,529)

Net deferred tax asset	$58,929	$64,923

The components of the net deferred tax asset are as follows:

	March 31,	December 31,
	2006	2005

Alternative minimum tax credit carryforwards	$23,012	$26,060
Allowance for receivable losses	18,787	18,400
Business credit card rewards	9,213	8,807
Deferred origination costs, net of deferred fees	(7,665)	(7,345)
Unrealized venture capital investment losses	5,819	5,934
Capital loss carryforwards	4,344	4,476
Securitization income	(3,394)	(3,849)
Incentive and deferred compensation	2,373	5,029
Other	6,440	7,411

Net deferred tax asset	$58,929	$64,923

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See Note 11 for further discussion. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet, which was acquired by Bank of America, and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the three months ended March 31, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the three months ended March 31, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of March 31, 2006, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
We have $3.9 million of capital loss carryforwards at March 31, 2006 that are scheduled to expire in the year ending December 31, 2009 and $8.5 million that are scheduled to expire in the year ending December 31, 2010. Alternative minimum tax credit carryforwards do not expire.

Note 13) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended
	March 31,
	2006	2005

Net Income	$21,910	$72,670
Less: Preferred A dividends	(141)	(141)

Net income available to common stockholders	21,769	72,529
Less: Class A dividends declared	(999)	(830)
Less: Class B dividends declared	(2,576)	(2,098)

Undistributed net income	$18,194	$69,601

Basic net income per common share
Class A	$0.79	$2.82
Class B	0.82	2.85
Combined(1)	0.81	2.84

Diluted net income per common share
Class A	$0.73	$2.54
Class B	0.74	2.55
Combined(1)	0.73	2.55

Basic weighted average common shares outstanding
Class A	8,846	8,812
Class B	18,107	16,705
Combined	26,953	25,517

Dilutive effect of
Options Class B	2,207	1,876
Nonvested shares Class B	562	1,089

Diluted weighted average common shares outstanding
Class A	8,846	8,812
Class B	20,876	19,670
Combined	29,722	28,482

Antidilutive shares
Options Class B	63	49

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
OVERVIEW
Net income includes the following business segment results for the three months ended March 31:

($ in thousands, except per share data)
	2006	2005

Pretax income:
Advanta Business Cards	$35,293	$18,417
Other(1)	333	66,600

Total pretax income	35,626	85,017
Income tax expense	13,716	12,347

Net income	$21,910	$72,670
Per combined common share, assuming dilution	$0.73	$2.55

(1)	Other for the three months ended March 31, 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business.
Advanta Business Cards pretax income increased for the three months ended March 31, 2006 as compared to the same period of 2005 due primarily to growth in average owned and securitized receivables, higher transaction volume, improved asset quality resulting in decreases in credit loss rates on owned and securitized receivables and a decrease in operating expenses as a percentage of owned and securitized receivables. These favorable impacts were partially offset by a decline in yields on owned and securitized receivables and higher cost of funds on securitized receivables. We have competitively-priced our product offerings, including promotional pricing and rewards, to selectively attract and retain high credit quality customers and to respond to the competitive environment. We are experiencing the benefits of high credit quality customers through lower delinquency and credit loss rates and increased transaction volume.
Pretax income for the three months ended March 31, 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business relating to our May 28, 2004 agreement with Bank of America. See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified accounting for allowance for receivable losses, securitization income, business credit card rewards programs, income taxes and discontinued operations as our most critical accounting policies and estimates because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in estimates could have a material impact on our financial position or results of operations. These accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2005.
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

	Three Months Ended
($ in thousands)	March 31,
	2006	2005

Average owned receivables	$929,795	$779,176
Average securitized receivables	$2,957,309	$2,548,739
Cardholder transaction volume	$2,733,922	$2,176,809
New account originations	82,617	44,781
Average number of active accounts(1)	649,384	577,301
Ending number of accounts at March 31	921,841	786,967

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three months ended March 31.
The increase in new account originations in the three months ended March 31, 2006 as compared to the same period of 2005 is due to enhanced product offerings resulting in improved effectiveness in our marketing campaigns as well as the size and number of marketing campaigns. We expect the number of new account originations in the year ended December 31, 2006 to be similar to or higher than the number originated in the year ended December 31, 2005 based on our current marketing plans and strategies.
The components of pretax income for Advanta Business Cards are as follows:

	Three Months Ended
($ in thousands)	March 31,
	2006	2005

Net interest income on owned interest-earning assets	$22,786	$20,345
Noninterest revenues	81,338	70,865
Provision for credit losses	(9,334)	(10,419)
Operating expenses	(59,497)	(62,374)

Pretax income	$35,293	$18,417

Net interest income on owned interest-earning assets increased $2.4 million for the three months ended March 31, 2006 as compared to the same period of 2005 due primarily to an increase in average owned business credit card receivables, partially offset by a decrease in the average yield earned on our business credit card receivables as a result of our competitively-priced product offerings. Average owned business credit card receivables increased $151 million for the three months ended March 31, 2006 as compared to the same period of 2005.
Noninterest revenues include securitization income, servicing revenues, interchange income and other fee revenues, and are reduced by business credit card rewards costs. Noninterest revenues increased $10.5 million for the three months ended March 31, 2006 as compared to the same period of 2005. The most significant components of the $10.5 million variance were an increase in interchange income resulting from higher transaction volume and an increase in securitization income, partially offset by increased business credit card reward costs. Securitization income was impacted in the three months ended March 31, 2006 by increases in the floating interest rates earned by noteholders, an increase in average securitized receivables and decreases in the net principal charge-off rates on securitized receivables, each as compared to the same period of 2005. Noninterest revenues for both periods also include the impact of changes in estimated costs of future reward redemptions. See further discussion in the “Other Revenues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The decrease in provision for credit losses for the three months ended March 31, 2006 as compared to the same period of 2005 reflects a reduction in the estimate of losses inherent in the portfolio based on the improving trends in delinquency and net principal charge-off rates reflecting the current composition of the portfolio that included more high credit quality customers as compared to 2005, partially offset by the increase in average owned business credit card receivables. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.
The decrease in operating expenses in the three months ended March 31, 2006 as compared to the same period of 2005 was due primarily to lower salaries and employee benefits expense, partially offset by higher amortization of deferred origination costs resulting from the increase in new account originations. Salaries and employee benefits expense decreased in the three months ended March 31, 2006 as compared to the same period of 2005 as a result of productivity and efficiency initiatives implemented in the second quarter of 2005 and $2.9 million of expense associated with a separation agreement for a former executive incurred in the three months ended March 31, 2005.
INTEREST INCOME AND EXPENSE
Interest income increased $6.1 million to $38.3 million for the three months ended March 31, 2006 as compared to the same period of 2005. The increase in interest income was due primarily to an increase in average balances of owned business credit card receivables of $151 million to $930 million and an increase in average yields earned on our investments, partially offset by a decrease in the average yield earned on our business credit card receivables as a result of our competitively-priced product offerings.
Interest expense increased $3.4 million to $16.0 million for the three months ended March 31, 2006 as compared to the same period of 2005. The increase in interest expense was due primarily to an increase in our average deposits outstanding and an increase in the average cost of funds on deposits resulting from the interest rate environment. Average deposits increased $231 million for the three months ended March 31, 2006 as compared to the same period of 2005. Average deposits for the three months ended March 31, 2006 reflected the funding of higher levels of on-balance sheet receivables and assets as a result of securitizations in their accumulation periods in 2006. We expect our average cost of funds on deposits to increase through the remainder of 2006 based on the current market expectations for future short-term interest rates through June 30, 2006 and the expected cost of deposits originated to replace deposits maturing in 2006.
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
INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended March 31,
	2006			2005
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$929,795	$28,828	12.57%	$779,176	$24,845	12.93%
Other receivables	7,743	99	5.18	9,959	129	5.24

Total receivables	937,538	28,927	12.51	789,135	24,974	12.83
Investments(2)	499,619	5,363	4.30	516,046	3,188	2.47
Retained interests in securitizations	180,836	3,982	8.81	162,727	4,021	9.88
Interest-earning assets of discontinued operations	0	0	0.00	14,756	358	9.72

Total interest-earning assets(3)	1,617,993	$38,272	9.56%	1,482,664	$32,541	8.87%
Noninterest-earning assets	482,908			271,144

Total assets	$2,100,901			$1,753,808

Interest-bearing liabilities:
Deposits	$1,072,928	$10,308	3.90%	$841,786	$6,533	3.15%
Debt	221,448	3,357	6.15	260,380	3,898	6.07
Subordinated debt payable to preferred securities trust	103,093	2,289	8.88	103,093	2,289	8.88
Other borrowings	97	1	4.77	0	0	0.00

Total interest-bearing liabilities(4)	1,397,566	$15,955	4.62%	1,205,259	$12,720	4.27%
Noninterest-bearing liabilities	176,131			115,864

Total liabilities	1,573,697			1,321,123

Stockholders’ equity	527,204			432,685

Total liabilities and stockholders’ equity	$2,100,901			$1,753,808

Net interest spread			4.94%			4.60%
Net interest margin			5.59%			5.42%

(1)	Interest income includes late fees for owned business credit card receivables of $1.9 million for the three months ended March 31, 2006 and $1.7 million for the three months ended March 31, 2005.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES
For the three months ended March 31, 2006, provision for credit losses on a consolidated basis decreased $1.2 million to $9.3 million as compared to the same period of 2005. The provision for interest and fee losses, which is recorded as a direct reduction to interest and fee income, decreased $565 thousand to $2.0 million for the three months ended March 31, 2006 as compared to the same period of 2005. The decreases in provision for credit losses and provision for interest and fee losses were due primarily to a reduction in the estimate of losses inherent in the portfolio based on delinquency and charge-off trends and the current composition of the portfolio that included more high credit quality customers, partially offset by growth in average owned business credit card receivables of $151 million for the three months ended March 31, 2006 as compared to the same period of 2005. In addition to the improved credit quality, the estimate of inherent losses in the portfolio in 2006 was also impacted by the change in bankruptcy law in 2005 that resulted in receipt of a significantly higher than average number of bankruptcy filings in the months of September, October and November 2005, as borrowers rushed to file their petitions before the new bankruptcy law took effect on October 17, 2005. We estimated that the increase in bankruptcy petition filings in 2005 principally reflected an acceleration of losses that we otherwise would have expected to occur in later periods. Both the acceleration of charge-offs into 2005 and the improved credit quality contributed to the lower level of delinquencies at March 31, 2006 as compared to the level of delinquencies at March 31, 2005 and reduced the estimate of inherent losses remaining in the portfolio.
The allowance for receivable losses on business credit card receivables was $45.6 million as of March 31, 2006, or 4.64% of owned receivables, which was lower as a percentage of owned receivables than the allowance of $44.3 million, or 5.04% of owned receivables, as of December 31, 2005. Owned business credit card receivables increased to $982 million at March 31, 2006 from $879 million at December 31, 2005. The decrease in allowance as a percentage of owned receivables reflects a reduction in the estimate of losses inherent in the portfolio based on delinquency and net principal charge-off trends. The decrease also reflects a reduction in our estimate of potential loss exposure related to customers affected by the 2005 hurricanes based on our experience with those customers to date. In addition, we have continued to refine and enhance our portfolio credit risk management tools and procedures.
Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control, including the impact of the changes in bankruptcy law, and there may be month-to-month or quarterly variations in losses or delinquencies, we anticipate that the owned and securitized net principal charge-off rates for the year ended December 31, 2006 will be lower than those experienced for the year ended December 31, 2005. We base this expectation on the level of delinquent receivables at March 31, 2006 and the current composition of the portfolio that reflects our strategic initiative to selectively attract and retain high credit quality customers.

The following table provides credit quality data as of and for the periods indicated for our owned receivable portfolio including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit card and other receivables.

	March 31,	December 31,	March 31,
($ in thousands)	2006	2005	2005

Consolidated — Owned
Allowance for receivable losses	$46,796	$45,589	$50,605
Receivables 30 days or more delinquent	26,335	23,646	27,589
Receivables 90 days or more delinquent	11,637	10,837	12,775
Nonaccrual receivables	11,710	11,476	11,658
Accruing receivables past due 90 days or more	10,447	9,479	11,139
As a percentage of gross receivables:
Allowance for receivable losses	4.73%	5.14%	6.38%
Receivables 30 days or more delinquent	2.66	2.66	3.48
Receivables 90 days or more delinquent	1.18	1.22	1.61
Nonaccrual receivables	1.18	1.29	1.47
Accruing receivables past due 90 days or more	1.06	1.07	1.40
Net principal charge-offs for the year-to-date period ended March 31 and December 31	$8,084	$44,870	$10,419
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended March 31 and December 31	3.45%	5.32%	5.28%

Business Credit Cards — Owned
Allowance for receivable losses	$45,580	$44,323	$49,292
Receivables 30 days or more delinquent	26,335	23,595	27,507
Receivables 90 days or more delinquent	11,637	10,837	12,775
Nonaccrual receivables	11,710	11,476	11,658
Accruing receivables past due 90 days or more	10,447	9,479	11,139
As a percentage of gross receivables:
Allowance for receivable losses	4.64%	5.04%	6.92%
Receivables 30 days or more delinquent	2.68	2.68	3.51
Receivables 90 days or more delinquent	1.18	1.23	1.63
Nonaccrual receivables	1.19	1.30	1.49
Accruing receivables past due 90 days or more	1.06	1.08	1.42
Net principal charge-offs for the year-to-date period ended March 31 and December 31	$8,084	$44,865	$10,419
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended March 31 and December 31	3.48%	5.37%	5.35%

SECURITIZATION INCOME
We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Securitizations impact the following line items on our consolidated income statements:

	Three Months Ended
	March 31,
($ in thousands)	2006	2005

Securitization income	$33,578	$30,396
Interest income (discount accretion)	3,982	4,021
Interchange income	33,714	27,331
Servicing revenues	13,682	12,599

Total	$84,956	$74,347

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
Securitization income increased $3.2 million for the three months ended March 31, 2006 as compared to the same period of 2005. The increase in securitization income was due primarily to growth in average securitized receivables and decreases in charge-off rates on securitized receivables, partially offset by an increase in the floating interest rates earned by noteholders and a decrease in the average yield earned on securitized receivables as a result of our competitively-priced product offerings. The decrease in charge-off rates on securitized receivables was due to the current composition of the portfolio that includes more high credit quality customers and the impact of the change in bankruptcy law in 2005 discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We estimate that the increase in bankruptcy charge-offs in 2005 principally reflected an acceleration of losses that we otherwise would have expected to occur in later periods, including the three months ended March 31, 2006. At March 31, 2006, our estimate of future credit losses over the three-month weighted average life of the existing securitized receivables increased as compared to the estimate at December 31, 2005, which resulted in a $1.3 million unfavorable valuation adjustment to the retained interest-only strip. The increase in the floating interest rates earned by noteholders resulted from the rising interest rate environment, which we expect may continue through at least the three months ended June 30, 2006 based on the current market expectations for future short-term interest rates. Our future expectations for net principal charge-off rates on securitized receivables are similar to those in owned business credit card receivables as discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

Managed Financial Measures and Statistics
	Advanta				Advanta
	Business	GAAP	Securitization		Business	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments		Cards Managed	Ratio(1)

Three Months Ended March 31, 2006
Net interest income	$22,786	8.21%	$66,385		$89,171	9.18%
Noninterest revenues	81,338	29.29	(37,990)		43,348	4.46
Provision for credit losses	9,334	3.36	28,395	(2)	37,729	3.88
Average business credit card interest-earning assets	1,110,631		2,776,473		3,887,104
Three Months Ended March 31, 2005
Net interest income	$20,345	8.64%	$70,868		$91,213	10.96%
Noninterest revenues	70,865	30.09	(35,598)		35,267	4.24
Provision for credit losses	10,419	4.42	35,270	(2)	45,689	5.49
Average business credit card interest-earning assets	941,903		2,386,012		3,327,915

As of March 31, 2006
Ending business credit card receivables	$982,251		$3,045,600		$4,027,851
Receivables 30 days or more delinquent	26,335	2.68%	91,029		117,364	2.91%
Receivables 90 days or more delinquent	11,637	1.18	40,131		51,768	1.29
As of December 31, 2005
Ending business credit card receivables	$879,468		$2,880,401		$3,759,869
Receivables 30 days or more delinquent	23,595	2.68%	87,610		111,205	2.96%
Receivables 90 days or more delinquent	10,837	1.23	40,223		51,060	1.36
As of March 31, 2005
Ending business credit card receivables	$783,916		$2,565,085		$3,349,001
Receivables 30 days or more delinquent	27,507	3.51%	110,069		137,576	4.11%
Receivables 90 days or more delinquent	12,775	1.63	51,318		64,093	1.91

(1)	Ratios are as a percentage of average business credit card interest-earning assets except delinquency ratios which are as a percentage of ending business credit card receivables.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs. In addition, the three months ended March 31, 2006 includes a $1.3 million unfavorable valuation adjustment to retained interests in securitizations as an increase to provision for credit losses.
SERVICING REVENUES
Servicing revenues were $13.7 million for the three months ended March 31, 2006 and $12.6 million for the same period of 2005. The increase in servicing revenues was due to increased volume of securitized business credit card receivables.

OTHER REVENUES

	Three Months Ended
($ in thousands)	March 31,
	2006	2005

Interchange income	$44,393	$35,696
Business credit card cash back rewards	(9,513)	(6,044)
Business credit card business rewards	(4,604)	(4,751)
Balance transfer fees	1,644	1,029
Cash usage fees	823	871
Other business credit card fees	852	791
Investment securities gains (losses), net	708	(1,040)
Other, net	673	1,261

Total other revenues, net	$34,976	$27,813

Interchange income includes interchange fees on both owned and securitized business credit card receivables. The increase in interchange income in the three months ended March 31, 2006 as compared to the same period of 2005 was due primarily to higher merchandise sales transaction volume. The average interchange rate was 2.2% in both the three-month periods ended March 31, 2006 and 2005.
The increase in business credit card cash back rewards for the three months ended March 31, 2006 as compared to the same period of 2005 was due primarily to higher transaction volume, higher average number of business credit card accounts in the cash back rewards programs and higher costs of rewards programs. The increase in business rewards for the three months ended March 31, 2006 as compared to the same period of 2005 was due primarily to higher transaction volume. Both periods include changes in estimates of costs of future reward redemptions based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. Estimates increased $500 thousand in the three months ended March 31, 2006 as compared to a decrease of $650 thousand in the three months ended March 31, 2005.
The increase in balance transfer fees in the three months ended March 31, 2006 as compared to the same period of 2005 was due primarily to an increase in average owned business credit card receivables.
Investment securities gains (losses), net, include realized and unrealized gains and losses on venture capital investments reflecting the market conditions for our investments in each respective period. We had a $330 thousand net gain on venture capital investments for the three months ended March 31, 2006 as compared to a net loss of $1.0 million for the three months ended March 31, 2005. Investment securities gains (losses), net, also include net realized gains on other investments of $378 thousand for the three months ended March 31, 2006. There were no gains or losses on other investments in the three months ended March 31, 2005.
GAIN ON TRANSFER OF CONSUMER CREDIT CARD BUSINESS
On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet, which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in

February 2005. The overall impact of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, was a pretax gain of $67.7 million, tax expense of $5.6 million and an increase in additional paid-in capital of $6.0 million in the three months ended March 31, 2005. See “Income Taxes” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the income tax impact of our May 28, 2004 agreement with Bank of America.
OPERATING EXPENSES

	Three Months Ended
($ in thousands)	March 31,
	2006	2005

Salaries and employee benefits	$23,289	$25,854
Amortization of deferred origination costs, net	11,948	7,947
External processing	5,941	5,148
Marketing	3,607	6,940
Equipment	2,617	2,816
Professional fees	2,577	3,649
Occupancy	2,139	1,877
Credit	1,093	1,273
Other	6,428	7,116

Total operating expenses	$59,639	$62,620

Salaries and employee benefits decreased for the three months ended March 31, 2006 as compared to the same period of 2005 due primarily to productivity and efficiency initiatives implemented in the second quarter of 2005 and $2.9 million of expense associated with a separation agreement with a former executive incurred in the three months ended March 31, 2005, partially offset by an increase in expense related to employee stock options.
In December 2004, the FASB issued SFAS No. 123R which addresses accounting for equity-based compensation arrangements, including employee stock options. Entities are required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. Prior to January 1, 2006, we used the accounting methodology in Opinion No. 25 and, as a result, had not recognized compensation expense for options granted to employees under our stock option plans. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method, and recognized $624 thousand of salaries and employee benefits expense related to employee stock options in the three months ended March 31, 2006. We estimate that our salaries and employee benefits expense related to employee stock options will be approximately $4 million for the year ending December 31, 2006, based on the number of unvested options as of December 31, 2005 and estimates of options to be granted in 2006. The amount of actual compensation expense will vary depending on the actual number of options granted in 2006, the market value of our common stock and changes in other variables impacting stock option valuation estimates.
Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. Amortization of deferred origination costs, net, increased in the three months ended March 31, 2006 as compared to the same period of 2005 due primarily to an increase in new account originations, partially offset by a decrease in our average acquisition cost per account due to enhanced product offerings resulting in improved effectiveness in our marketing campaigns.

External processing expense increased in the three months ended March 31, 2006 as compared to the same period of 2005 due primarily to an increase in the number of accounts and higher transaction volume.
Marketing expense decreased in the three months ended March 31, 2006 as compared to the same period of 2005 due primarily to costs in 2005 associated with sponsorship activities relating to cultural events and development of programs to originate new customers.
Professional fees decreased in the three months ended March 31, 2006 as compared to the same period of 2005 due primarily to a decrease in the use of external consultants for marketing initiatives and a decrease in expenses incurred for other corporate matters.
LITIGATION CONTINGENCIES
We estimate our litigation reserves based on the status of litigation and our assessment of the ultimate resolution of each action after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that our actual results will differ from our estimates. Changes in estimates or other charges related to litigation are included in operating expenses of the respective business segment if related to continuing operations, or gain (loss) on discontinuance of mortgage and leasing businesses if related to discontinued operations. See Note 7 to the consolidated financial statements for further discussion of litigation contingencies.
INCOME TAXES
Income tax expense was as follows for the three months ended March 31:

($ in thousands)
	2006	2005

Income tax expense	$13,716	$12,347
Effective tax rate	38.5%	14.5%

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. Excluding the impact of the Bank of America agreement and reevaluation of the valuation allowance discussed below, our effective tax rate would have been 39% for the three months ended March 31, 2005. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet, which was acquired by Bank of America, and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the three months ended March 31, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the three months ended March 31, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of March 31, 2006, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
We have $3.9 million of capital loss carryforwards at March 31, 2006 that are scheduled to expire in the year ending December 31, 2009 and $8.5 million that are scheduled to expire in the year ending December 31, 2010.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At March 31, 2006, off-balance sheet securitized receivables represented 61% of our funding. These transactions enable us to limit our credit risk in the securitized receivables to the amount of our retained interests in securitizations. We had securitized business credit card receivables of $3.0 billion at March 31, 2006 and $2.9 billion at December 31, 2005.
The following table summarizes securitization data including income and cash flows:

	Three Months Ended
	March 31,
($ in thousands)	2006	2005

Average securitized receivables	$2,957,309	$2,548,739
Securitization income	33,578	30,396
Discount accretion	3,982	4,021
Interchange income	33,714	27,331
Servicing revenues	13,682	12,599
Proceeds from new securitizations	535,890	0
Proceeds from collections reinvested in revolving-period securitizations	1,683,802	1,671,645
Cash flows received on retained interests	77,628	60,166

See “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of income related to securitizations. See Note 5 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005.

In the three months ended March 31, 2006, we completed additional business credit card securitizations using the AdvantaSeries de-linked structure. The revolving periods for those securitizations extend to the following dates:

	Noteholder Principal	Scheduled End of
($ in thousands)	Balance	Revolving Period

AdvantaSeries Class A (2006-A1)	$200,000	February 28, 2007
AdvantaSeries Class A (2006-A2)	250,000	May 31, 2008
AdvantaSeries Class B (2006-B1)	100,000	November 30, 2008
AdvantaSeries Class D (2006-D1)	15,000	May 31, 2010

The interest rate spreads on the securities issued in the securitization transactions completed in the three months ended March 31, 2006 were lower than the spreads on similarly-rated securities completed in 2005 due to the asset quality performance of our business credit card portfolio and market demand for these securities.
We have a $200 million committed commercial paper conduit facility that provides off-balance sheet funding, none of which was used at March 31, 2006. Upon the expiration of this facility in June 2006, management expects to obtain the appropriate level of replacement funding under similar terms and conditions.
When a securitization is in its revolving period, principal collections on securitized receivables allocated to that securitization are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a securitization starts its accumulation period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables during an accumulation period of a securitization, we need to replace that amount of funding. Our $400 million Series 2003-A securitization started its scheduled accumulation period in December 2005 and noteholders were paid in full in February 2006. Accounts receivables from securitizations and amounts due to the securitization trust at March 31, 2006 have decreased as compared to December 31, 2005 primarily as a result of the end of the Series 2003-A accumulation period and noteholder payment. The following securitizations ended or are expected to end their revolving period in 2006:

		Scheduled	Expected
	Noteholder	End of Revolving	Noteholder
($ in thousands)	Principal Balance	Period	Payment Date

Series 2003-B	300,000	March 31, 2006	June 20, 2006
Series 2003-D	400,000	August 31, 2006	November 20, 2006

We expect to replace the funding of accumulating securitizations through additional securitizations with similar conditions as our existing securitizations and expect that the new securitizations will have terms, including interest rate spreads, consistent with the improved terms experienced in our recent 2006 securitizations. The level of investment-grade notes outstanding at March 31, 2006 issued as part of the AdvantaSeries de-linked securitization structure, and our ability to issue and hold additional AdvantaSeries non-investment grade notes, provides additional capacity for future securitization issuances in excess of our expected funding needs for the remainder of 2006. The de-linked structure provides flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions.
In August 2005, the FASB issued a revised exposure draft, Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a QSPE to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In April 2006, the FASB announced plans to redeliberate issues identified by the FASB staff in the proposed statement and to issue a final statement in the first quarter of 2007. Management will evaluate any potential impact of the final statement when it is available.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 and eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provided that beneficial interests in securitized financial assets are not subject to SFAS No. 133. Under the new statement, an entity may irrevocably elect to measure a hybrid financial instrument that would otherwise require bifurcation, at fair value in its entirety on an instrument-by-instrument basis. The statement clarifies which interest-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding certain derivative financial instruments. The statement is effective for all financial instruments that we acquire or issue after January 1, 2007. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, that amends SFAS No. 140. The statement clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. The statement is effective for Advanta on January 1, 2007. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

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

	March 31,	December 31,
	2006	2005

Estimated percentage increase (decrease) in net interest income on owned receivables:
Assuming 200 basis point increase in interest rates	10%	13%
Assuming 200 basis point decrease in interest rates	(8)%	(11)%

Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase in interest rates	(10)%	(9)%
Assuming 200 basis point decrease in interest rates	12%	12%

Estimated percentage increase (decrease) in net interest income on managed receivables:
Assuming 200 basis point increase in interest rates	(4)%	(3)%
Assuming 200 basis point decrease in interest rates	6%	5%

Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of the majority of our off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the cardholder pays their balance in full each month. Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario. Changes in the composition of our balance sheet, the interest rate environment and securitization funding strategies have also impacted the results of the net interest income sensitivity analyses as of March 31, 2006 as compared to the results as of December 31, 2005.
The above estimates of net interest income sensitivity alone do not provide a comprehensive view of our exposure to interest rate risk and are not necessarily indicative of potential changes in our owned, securitized and managed net interest income. Additional factors such as changes in the portfolio, customer behavior and marketing strategies also affect owned, securitized and managed net interest income and accordingly, actual results may differ from these estimates. The quantitative risk information is limited by the parameters and assumptions utilized in generating the results. These analyses are useful only when viewed within the context of the parameters and assumptions used. The above rate scenarios do not reflect management’s expectation regarding the future direction of interest rates, and they depict only two possibilities out of a large set of possible scenarios.

LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION
At March 31, 2006, we had a high level of liquidity including $35.3 million of cash and $369.7 million of federal funds sold. In addition, at March 31, 2006 we had $545.2 million of receivables held for sale that could be sold to generate additional liquidity. We also had investments available for sale at March 31, 2006 that could be sold to generate additional liquidity.
As shown on the statements of cash flows, our operating activities generated $74.3 million of cash in the three months ended March 31, 2006 and were impacted by the timing of securitization transactions. For the three months ended March 31, 2005, we had $72.6 million of cash flows from operations. We expect to fund future growth and continuing operations with off-balance sheet securitizations, deposits and sources of operating cash flow, including excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables.
Our access to unsecured, institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. However, we do have access to a diversity of funding sources. Our components of funding were as follows:

	March 31, 2006		December 31, 2005
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$2,935,705	61%	$2,771,505	59%
Deposits	1,057,903	22	1,070,572	23
Debt	215,032	4	226,856	5
Subordinated debt payable to preferred securities trust	103,093	2	103,093	2
Equity	537,625	11	515,437	11

Total	$4,849,358	100%	$4,687,463	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.
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
In March 2006, the Board of Directors of Advanta Corp. approved an increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividend paid in the second quarter of 2006. The quarterly dividend will increase for Class A Common Stock from $0.1134 to $0.2125 per share and for Class B Common Stock from $0.1361 to $0.2550 per share. We plan to fund the increase in dividends with sources of operating cash flows.
In May 2006, we repurchased 995 thousand shares of Class B Common Stock beneficially owned by our Chairman and Chief Executive Officer for $38.5 million. The stock repurchase and material terms were authorized by Advanta Corp.’s Audit Committee and Board of Directors (with the Chairman and Chief Executive Officer abstaining). The purchase price was funded with existing liquidity.
Advanta Corp. and its subsidiaries are involved in litigation, class action lawsuits, claims and legal proceedings arising in the ordinary course of business or discontinued operations. See Note 7 to the consolidated financial statements for further discussion. Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our liquidity or capital resources based on our current expectations regarding the ultimate resolutions of these actions. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of these proceedings are influenced by factors outside of our control, it is reasonably possible that the estimated cash flow related to these proceedings may change or that actual results will differ from our estimates.
Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and primarily funds our business purpose credit cards and is the servicer of our discontinued leasing business. Advanta Bank Corp. paid a dividend to Advanta Corp. of $20 million in the three months ended March 31, 2006. At March 31, 2006, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 23.9% as compared to 21.8% at December 31, 2005. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements are not historical facts but instead are based on certain assumptions by management and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others: statements about anticipated growth in credit card accounts; anticipated charge-off rates; anticipated stock option expense; expected cost of funds; estimated values of and anticipated cash flows from our retained interests in securitizations; our ability to replace existing credit facilities and securitization financing, when they expire or terminate; realizability of net deferred tax asset; anticipated outcome and effects of litigation and other future expectations of Advanta.
Forward-looking statements are subject to various assumptions, risks and uncertainties which change over time, and speak only as of the date they are made. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “believe,” “will likely result,” “projected,” “may,” or other similar words or phrases. We undertake no obligation to update any forward-looking information. However, any further disclosures made on related subjects in our subsequent reports filed with the SEC, including our Reports on Forms 10-K, 10-Q and 8-K, should be consulted. We caution readers that actual results may be materially different from those in the forward-looking information. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

(1)	factors affecting our net interest margin, including fluctuations in the volume of receivables and the range and timing of pricing offers to cardholders;

(2)	competitive pressures, including product development and pricing, among financial institutions;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic and environmental conditions that affect the level of new account originations, customer spending, delinquencies and charge-offs;

(4)	factors affecting fluctuations in the number of accounts or receivable balances including the retention of cardholders after promotional pricing periods have expired;

(5)	interest rate fluctuations;

(6)	the level of expenses;

(7)	the timing of the securitization of our receivables;

(8)	the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, and examinations;

(9)	effect of, and changes in, tax laws, rates, regulations and policies;

(10)	effect of legal and regulatory developments, including changes in bankruptcy laws and regulations and the ultimate resolution of industry-related judicial proceedings relating to the legality of certain interchange rates;

(11)	relationships with customers, significant vendors and business partners;

(12)	difficulties or delays in the development, production, testing and marketing of products or services, including the ability and cost to obtain intellectual property rights or a failure to implement new products or services when anticipated;

(13)	the amount and cost of financing available to us;

(14)	the effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles;

(15)	the impact of litigation, including judgments, settlements and actual or anticipated insurance recoveries for costs or judgments;

(16)	the proper design and operation of our disclosure controls and procedures; and

(17)	the ability to attract and retain key personnel.

The cautionary statements provided above are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act for any such forward-looking information. Also see, “Item 1A. Risk Factors” in Part II of this report for further discussion of important factors that could cause actual results to differ from those in the forward-looking statements.
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
An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The legal proceedings and claims described under the heading captioned “Commitments and Contingencies” in Note 7 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference.
ITEM 1A. RISK FACTORS
Information regarding risks that may affect our future performance are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” and in our other filings with the Securities and Exchange Commission. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 5. OTHER INFORMATION
On May 9, 2006, we repurchased, pursuant to a stock repurchase agreement, 995 thousand shares of Class B Common Stock beneficially owned by Dennis Alter, Chairman and Chief Executive Officer, (representing approximately 16% of Mr. Alter’s combined beneficial ownership of shares of Class A Common Stock and Class B Common Stock) for a purchase price of $38.67 per share, the closing price of the Class B Common Stock on May 8, 2006. The stock repurchase and material terms of the agreement were unanimously approved on May 8, 2006 by Advanta Corp.’s Audit Committee and Board of Directors (with Mr. Alter abstaining). Following the transaction, Mr. Alter continues to be the largest stockholder of Advanta Corp. Mr. Alter has not sold any substantial amount of his Advanta Corp. common stock for over eight years and is doing so now to provide personal liquidity. The Company believes the purchase of the shares is beneficial to its stockholders as it is accretive to estimated diluted earnings per share for Class A and Class B shares combined (approximately $0.05 over the next twelve months) and prevents selling pressure on the market if Mr. Alter sold comparable shares in the market. A copy of the stock repurchase agreement, dated May 9, 2006, is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
ITEM 6. EXHIBITS
Exhibits — The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document

10.1	Tournament Class Membership Purchase Agreement, dated as of February 7, 2006 between Advantennis Corp. and WTA Tour, Inc. d/b/a Sony Ericsson WTA Tour

10.2	Stock Repurchase Agreement, entered into as of May 9, 2006, by and among Advanta Corp., Dennis Alter, Dennis J. Alter, Trustee U/I/T dated December 15, 2003 and Dennis J. Alter, Trustee U/I/T dated May 24, 2004

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Advanta Corp.
(Registrant)

By	/s/ Philip M. Browne
Senior Vice President and Chief Financial Officer
May 9, 2006

By	/s/ David B. Weinstock
Vice President and Chief Accounting Officer
May 9, 2006

          EXHIBIT INDEX

Manner of
Exhibit	Description	Filing

10.1	Tournament Class Membership Purchase Agreement, dated as of February 7, 2006 between Advantennis Corp. and WTA Tour, Inc. d/b/a Sony Ericsson WTA Tour	*

10.2	Stock Repurchase Agreement, entered into May 9, 2006, by and among Advanta Corp., Dennis Alter, Dennis J. Alter, Trustee U/I/T dated December 15, 2003 and Dennis J. Alter, Trustee U/I/T dated May 24, 2004	**

12	Computation of Ratio of Earnings to Fixed Charges	**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

*	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 13, 2006.

**	Filed electronically herewith