Form 10-Q
period 2006-06-30
ADVANTA CORP
filed 2006-08-08
CIK 96638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006
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
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 3, 2006
Common Stock, $.01 par value	9,606,862 shares
Class B	Outstanding at August 3, 2006
Common Stock, $.01 par value	18,585,732 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share amounts)	2006	2005
ASSETS
Cash	$37,893	$34,109
Federal funds sold	417,676	355,057
Restricted interest-bearing deposits	1,459	1,333
Investments available for sale	153,209	219,782
Receivables, net:
Held for sale	577,670	474,881
Other	468,161	389,012

Total receivables, net	1,045,831	863,893
Accounts receivable from securitizations	293,668	450,001
Premises and equipment, net	15,869	16,901
Other assets	174,940	186,327

Total assets	$2,140,545	$2,127,403

LIABILITIES
Deposits	$1,163,262	$1,070,572
Debt	210,623	226,856
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	142,608	211,445

Total liabilities	1,619,586	1,611,966

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding — 1,010 shares in 2006 and 2005	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 10,041,017 shares in 2006 and 2005	100	100
Class B non-voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 22,154,551 shares in 2006 and 21,918,569 shares in 2005	222	219
Additional paid-in capital	288,550	276,231
Nonvested shares	0	(1,148)
Unearned ESOP shares	(9,413)	(9,622)
Accumulated other comprehensive loss	(774)	(678)
Retained earnings	333,924	298,472
Treasury stock at cost, 434,155 Class A common shares in 2006 and 2005; 4,289,011 Class B common shares in 2006 and 3,162,019 Class B common shares in 2005	(92,660)	(49,147)

Total stockholders’ equity	520,959	515,437

Total liabilities and stockholders’ equity	$2,140,545	$2,127,403

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Interest income:
Receivables	$30,139	$23,198	$59,066	$48,172
Investments	5,973	4,081	11,332	7,265
Other interest income	4,399	3,566	8,381	7,587

Total interest income	40,511	30,845	78,779	63,024
Interest expense:
Deposits	11,858	7,690	22,166	14,138
Debt and other borrowings	3,331	3,738	6,689	7,586
Subordinated debt payable to preferred securities trust	2,290	2,290	4,579	4,579

Total interest expense	17,479	13,718	33,434	26,303

Net interest income	23,032	17,127	45,345	36,721
Provision for credit losses	10,145	8,603	19,429	19,047

Net interest income after provision for credit losses	12,887	8,524	25,916	17,674
Noninterest revenues:
Securitization income	29,686	30,066	63,264	60,462
Servicing revenues	15,329	12,819	29,011	25,418
Other revenues, net	42,297	34,419	77,273	62,232
Gain on transfer of consumer credit card business (See Note 12)	0	0	0	67,679

Total noninterest revenues	87,312	77,304	169,548	215,791
Operating expenses	62,736	62,251	122,375	124,871

Income before income taxes	37,463	23,577	73,089	108,594
Income tax expense	14,423	9,195	28,139	21,542

Income from continuing operations	23,040	14,382	44,950	87,052
Gain on discontinuance of mortgage and leasing businesses, net of tax	738	3,965	738	3,965

Net income	$23,778	$18,347	$45,688	$91,017

Basic income from continuing operations per common share
Class A	$0.84	$0.53	$1.63	$3.32
Class B	0.87	0.56	1.69	3.38
Combined	0.86	0.55	1.67	3.36

Diluted income from continuing operations per common share
Class A	$0.78	$0.49	$1.51	$3.02
Class B	0.79	0.50	1.52	3.04
Combined	0.79	0.50	1.52	3.03

Basic net income per common share
Class A	$0.86	$0.68	$1.65	$3.47
Class B	0.90	0.71	1.72	3.53
Combined	0.89	0.70	1.69	3.51

Diluted net income per common share
Class A	$0.81	$0.63	$1.53	$3.15
Class B	0.81	0.64	1.55	3.18
Combined	0.81	0.64	1.54	3.17

Basic weighted average common shares outstanding
Class A	8,854	8,821	8,850	8,816
Class B	17,945	17,433	18,026	17,071
Combined	26,799	26,254	26,876	25,887

Diluted weighted average common shares outstanding
Class A	8,854	8,821	8,850	8,816
Class B	20,459	20,013	20,666	19,843
Combined	29,313	28,834	29,516	28,659

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A	Class A	Class B	Additional
	Comprehensive	Preferred	Common	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Stock	Stock	Capital
Balance at December 31, 2004		$1,010	$100	$215	$258,223

Net income	$110,429
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $224	(417)

Comprehensive income	$110,012

Preferred and common cash dividends declared
Exercise of stock options				5	6,100
Stock option exchange program stock distribution
Stock-based nonemployee compensation expense					124
Excess tax benefits from stock based compensation					12,800
Issuance of nonvested shares					222
Amortization of nonvested shares
Forfeitures of nonvested shares				(1)	(1,811)
ESOP shares committed to be released					573

Balance at December 31, 2005		$1,010	$100	$219	$276,231

Net income	$45,688
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $51	(96)

Comprehensive income	$45,592

Preferred and common cash dividends declared
Exercise of stock options				3	3,944
Stock-based nonemployee compensation expense					73
Stock-based employee compensation expense					1,702
Excess tax benefits from stock-based compensation					7,503
Amortization of nonvested shares					165
Forfeitures of nonvested shares					(293)
Reclassification of nonvested shares					(1,148)
Treasury stock acquired
ESOP shares committed to be released					373

Balance at June 30, 2006		$1,010	$100	$222	$288,550

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) — continued

	Nonvested	Accumulated
	Shares	Other			Total
	& Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP Shares	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2004	$(19,390)	$(261)	$201,772	$(49,475)	$392,194

Net income			110,429		110,429
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $224		(417)			(417)
Comprehensive income
Preferred and common cash dividends declared			(13,729)		(13,729)
Exercise of stock options					6,105
Stock option exchange program stock distribution				328	328
Stock-based nonemployee compensation expense					124
Excess tax benefits from stock-based compensation					12,800
Issuance of nonvested shares	(222)				0
Amortization of nonvested shares	7,633				7,633
Forfeitures of nonvested shares	900				(912)
ESOP shares committed to be released	309				882

Balance at December 31, 2005	$(10,770)	$(678)	$298,472	$(49,147)	$515,437

Net income			45,688		45,688
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $51		(96)			(96)
Comprehensive income
Preferred and common cash dividends declared			(10,236)		(10,236)
Exercise of stock options					3,947
Stock-based nonemployee compensation expense					73
Stock-based employee compensation expense					1,702
Excess tax benefits from stock-based compensation					7,503
Amortization of nonvested shares					165
Forfeitures of nonvested shares					(293)
Reclassification of nonvested shares	1,148				0
Treasury stock acquired				(43,513)	(43,513)
ESOP shares committed to be released	209				582

Balance at June 30, 2006	$(9,413)	$(774)	$333,924	$(92,660)	$520,959

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
($ in thousands)	2006	2005
OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income	$45,688	$91,017
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on discontinuance of mortgage and leasing businesses, net of tax	(738)	(3,965)
Investment securities gains, net	(3,532)	(185)
Depreciation and amortization	3,092	3,770
Stock-based compensation expense	1,647	4,027
Provision for credit losses	19,429	19,047
Provision for interest and fee losses	4,201	4,154
Change in deferred origination costs, net of deferred fees	(3,856)	(10,228)
Change in receivables held for sale	(1,173,053)	(477,643)
Proceeds from sale of receivables held for sale	1,070,264	390,675
Change in accounts receivable from securitizations	156,333	(152,560)
Excess tax benefits from stock-based compensation	(7,503)	0
Change in other assets and other liabilities	(47,083)	100,710

Net cash provided by (used in) operating activities	64,889	(31,181)

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	(62,745)	(14,628)
Purchase of investments available for sale	(356,529)	(253,727)
Proceeds from sales of investments available for sale	385,941	152,976
Proceeds from maturing investments available for sale	38,106	42,982
Change in receivables not held for sale	(98,923)	(33,273)
Purchases of premises and equipment, net	(2,052)	(1,846)

Net cash used in investing activities	(96,202)	(107,516)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Change in demand and savings deposits	37,501	(1,289)
Proceeds from time deposits	297,735	284,067
Payments on time deposits	(255,398)	(140,440)
Proceeds from issuance of debt	9,214	15,343
Payments on debt	(26,096)	(40,235)
Change in cash overdraft	11,537	9,546
Proceeds from exercise of stock options	3,947	3,747
Excess tax benefits from stock-based compensation	7,503	0
Cash dividends paid	(10,236)	(6,618)
Treasury stock acquired	(43,513)	0

Net cash provided by financing activities	32,194	124,121

DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	2,903	9,812

Net increase (decrease) in cash	3,784	(4,764)
Cash at beginning of period	34,109	35,565

Cash at end of period	$37,893	$30,801

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)
June 30, 2006
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
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the accounting for the allowance for receivable losses, securitization income, business credit card rewards programs and income taxes.
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

Nonvested shares were previously referred to as restricted stock. Under SFAS No. 123R, we are required to estimate forfeitures and to eliminate previously recognized compensation cost, net of related tax effects, for those nonvested shares as a cumulative effect of a change in accounting principle effective January 1, 2006. We determined that the compensation expense previously recognized in income as of December 31, 2005 related to outstanding nonvested shares that may forfeit prior to vesting was not material. Prior to our adoption of SFAS 123R, we classified nonvested shares as a separate component of stockholders’ equity. In accordance with SFAS No. 123R, on January 1, 2006, we reclassified nonvested shares to additional paid-in capital on the consolidated balance sheet. Prior to the adoption of SFAS No. 123R, we presented excess tax benefits from stock-based compensation as an operating cash flow. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of recognized stock-based compensation costs be reported as a financing cash flow. Excess tax benefits from stock-based compensation were $7.5 million for the six months ended June 30, 2006 and $11.2 million for the same period of 2005. The impact of recognizing stock-based compensation expense for employee stock options in accordance with SFAS No. 123R instead of Opinion 25 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Decrease in income before income taxes	$(1,078)	$(1,702)
Income tax benefit	415	655
Decrease in income from continuing operations	(663)	(1,047)
Decrease in net income	(663)	(1,047)
Decrease in basic and diluted earnings per combined share	$(0.02)	$(0.04)
In August 2005, the FASB issued a revised exposure draft, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In August 2006, the FASB reported that it expects to issue a final statement in the second quarter of 2007. Management will evaluate any potential impact of the final statement when it is available.
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
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. The statement provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This statement is effective for Advanta on January 1, 2007. Management is currently evaluating the potential impact of this statement.
Note 3) Investments Available for Sale
Investments available for sale consisted of the following:

	June 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Treasury and government agencies securities	$36,102	$35,616	$51,399	$50,677
State and municipal securities	5,879	5,781	4,730	4,716
Corporate bonds	8,539	8,328	10,593	10,445
Asset-backed securities(1)	39,640	39,542	39,352	39,266
Equity securities(2)	9,862	9,562	10,374	10,301
Money market funds	48,443	48,443	104,272	104,272
Other	5,934	5,937	105	105

Total investments available for sale	$154,399	$153,209	$220,825	$219,782

(1)	Includes mortgage-backed securities.

(2)	Includes venture capital investments of $775 thousand at June 30, 2006 and $1.2 million at December 31, 2005. The amount shown as amortized cost represents fair value for these investments.

Note 4) Receivables
Receivables on the balance sheet, including those held for sale, consisted of the following:

	June 30,	December 31,
	2006	2005
Business credit card receivables	$1,062,249	$879,468
Other receivables	7,381	8,007

Gross receivables	1,069,630	887,475

Add: Deferred origination costs, net of deferred fees	25,863	22,007
Less: Allowance for receivable losses
Business credit cards	(48,450)	(44,323)
Other receivables	(1,212)	(1,266)

Total allowance for receivable losses	(49,662)	(45,589)

Receivables, net	$1,045,831	$863,893

Note 5) Allowance for Receivable Losses
The following table presents activity in the allowance for receivable losses for the six months ended June 30:

	2006	2005
Balance at January 1	$45,589	$50,478
Provision for credit losses	19,429	19,047
Provision for interest and fee losses	4,201	4,154
Gross principal charge-offs:
Business credit cards	(17,272)	(20,393)
Other receivables	(4)	(4)

Total gross principal charge-offs	(17,276)	(20,397)

Principal recoveries:
Business credit cards	1,668	1,371

Net principal charge-offs	(15,608)	(19,026)

Interest and fee charge-offs:
Business credit cards	(3,949)	(4,378)

Balance at June 30	$49,662	$50,275

Note 6) Securitization Activities
Accounts receivable from securitizations consisted of the following:

	June 30,	December 31,
	2006	2005
Retained interests in securitizations	$206,291	$183,391
Amounts due from the securitization trust	30,502	212,766
Accrued interest and fees on securitized receivables, net(1)	56,875	53,844

Total accounts receivable from securitizations	$293,668	$450,001

(1)	Reduced by an estimate for uncollectible interest and fees of $7.6 million at June 30, 2006 and $7.0 million at December 31, 2005.

The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Average securitized receivables	$3,222,380	$2,707,045	$3,090,577	$2,628,329
Securitization income	29,686	30,066	63,264	60,462
Discount accretion	4,399	3,566	8,381	7,587
Interchange income	39,127	32,390	72,841	59,721
Servicing revenues	15,329	12,819	29,011	25,418
Proceeds from new securitizations	534,374	390,675	1,070,264	390,675
Proceeds from collections reinvested in revolving-period securitizations	1,779,595	1,368,525	3,463,397	3,040,170
Cash flows received on retained interests	92,582	80,563	170,210	140,729
Key assumptions:
Discount rate	8.91% — 10.43%	8.22% — 9.85%	8.71% — 10.43%	8.22% — 11.27%
Monthly payment rate	22.07% — 25.00%	21.91% — 25.00%	22.07% — 25.00%	21.77% — 25.00%
Loss rate	4.00% — 4.90%	5.40% — 6.61%	4.00% — 4.90%	5.40% — 6.79%
Interest yield, net of interest earned by noteholders	8.03% — 8.86%	10.84% — 10.91%	8.03% — 9.95%	10.84% — 11.28%

There were no purchases of delinquent accounts from the securitization trust during the three or six months ended June 30, 2006 or 2005.
We used the following assumptions in measuring the fair value of retained interests in securitizations at June 30, 2006 and December 31, 2005. The assumptions listed represent weighted averages of assumptions used for each securitization. The monthly payment rate assumptions used at both June 30, 2006 and December 31, 2005 result in cash flow projections over a three-month weighted average life of existing receivables for the retained interest-only strip valuation.

	June 30,	December 31,
	2006	2005
Discount rate	9.11% — 10.43%	8.71% — 9.81%
Monthly payment rate	22.07% — 24.07%	23.37% — 25.00%
Loss rate	4.00% — 4.57%	4.25% — 4.68%
Interest yield, net of interest earned by noteholders	8.03%	9.95%

In addition to the assumptions identified above, management also considered qualitative factors such as the potential volatility of the current market for similar instruments and the impact of the current economic environment on the performance of the receivables sold in assessing the fair value of retained interests in securitizations.
We have prepared sensitivity analyses of the valuations of retained interests in securitizations estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at June 30, 2006.

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(3,971)
Discount rate increased by 4%	(7,763)
Monthly payment rate at 115% of base assumption	(2,620)
Monthly payment rate at 130% of base assumption	(3,771)
Loss rate at 110% of base assumption	(3,200)
Loss rate at 125% of base assumption	(8,001)
Interest yield, net of interest earned by noteholders, decreased by 1%	(8,001)
Interest yield, net of interest earned by noteholders, decreased by 2%	(16,001)
The objective of these hypothetical analyses is to measure the sensitivity of the estimated fair value of the retained interests in securitizations to changes in assumptions. The methodology used to calculate the estimated fair value in the analyses is a discounted cash flow analysis, which is the same methodology used to calculate the estimated fair value of the retained interests when quoted market prices are not available at each reporting date. These estimates do not factor in the impact of simultaneous changes in other key assumptions. The above scenarios do not reflect management’s expectation regarding the future direction of these rates, and they depict only certain possibilities out of a large set of possible scenarios.

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

	June 30,	December 31,	June 30,
	2006	2005	2005
Owned business credit card receivables	$1,062,249	$879,468	$828,724
Securitized business credit card receivables	3,323,869	2,880,401	2,685,504

Total managed receivables	$4,386,118	$3,759,869	$3,514,228

Receivables 30 days or more delinquent:
Owned	$25,482	$23,595	$26,085
Securitized	90,987	87,610	100,283
Total managed	116,469	111,205	126,368
Receivables 90 days or more delinquent:
Owned	12,560	10,837	12,798
Securitized	45,008	40,223	49,583
Total managed	57,568	51,060	62,381
Nonaccrual receivables:
Owned	11,824	11,476	12,286
Securitized	42,938	42,828	47,612
Total managed	54,762	54,304	59,898
Accruing receivables past due 90 days or more:
Owned	11,266	9,479	10,985
Securitized	40,436	35,063	42,500
Total managed	51,702	44,542	53,485
Net principal charge-offs for the year-to-date period ended June 30 and December 31:
Owned	15,604	44,865	19,022
Securitized	53,728	155,618	73,594
Total managed	69,332	200,483	92,616
Net principal charge-offs for the three months ended June 30 and December 31:
Owned	7,520	15,768	8,603
Securitized	26,633	46,151	38,324
Total managed	34,153	61,919	46,927

Note 7) Selected Balance Sheet Information
Other assets consisted of the following:

	June 30,	December 31,
	2006	2005
Net deferred tax asset	$57,262	$64,923
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Investment in preferred securities trust	3,093	3,093
Other	82,490	86,216

Total other assets	$174,940	$186,327

Other liabilities consisted of the following:

	June 30,	December 31,
	2006	2005
Accounts payable and accrued expenses	$31,598	$28,018
Business credit card business rewards liability	22,165	20,658
Business credit card cash back rewards liability	5,996	4,506
Current income tax payable	21,095	17,048
Accrued interest payable	15,087	5,414
Amounts due to the securitization trust	4,840	105,917
Liabilities of discontinued operations, net	1,444	509
Other	40,383	29,375

Total other liabilities	$142,608	$211,445

Eligible cardholders earn cash back rewards or business rewards based on net purchases charged on their business credit card accounts. We estimate the costs of future reward redemptions and record a liability at the time cash back rewards or business rewards are earned by the cardholder. In each reporting period, we evaluate our estimates of the percentage of earned rewards that cardholders will ultimately redeem and the costs of business rewards and adjust our estimates, if needed, based on historical experience, consideration of changes in portfolio composition and changes in the rewards programs, including redemption terms. The impact of the changes in the estimated percentage of earned rewards that cardholders will ultimately redeem and other changes in estimated costs of future period rewards redemptions was an increase in other revenue of $200 thousand for the three months ended June 30, 2006 as compared to a decrease in other revenue of $1.1 million for the same period of 2005. The impact for the six months ended June 30, 2006 was an increase in other revenue of $700 thousand as compared to a decrease in other revenue of $1.7 million for the same period of 2005.
Note 8) Commitments and Contingencies
Since June 20, 2001, Advanta Mortgage Corp. USA (“AMCUSA”) and Advanta Mortgage Conduit Services, Inc. (“AMCSI”), subsidiaries of Advanta Corp., have been involved in arbitration before the American Arbitration Association in San Francisco, California brought by Goodrich & Pennington Mortgage Fund, Inc. (“GPMF”), a participant in one of the programs of our former mortgage business. GPMF’s asserted claims in the arbitration included allegations that AMCUSA and AMCSI failed to provide information and documentation under the former mortgage program and various claims concerning GPMF’s relationship with AMCUSA and AMCSI. After several interim awards, on January 24, 2006, the arbitrator issued a final award in favor of AMCUSA and AMCSI rejecting all of GPMF’s claims. The arbitrator further held that AMCUSA and AMCSI were the prevailing parties in the arbitration and that AMCUSA and AMCSI are entitled to recover their reasonable attorney fees and costs. GPMF filed a petition in California state court seeking to vacate the arbitration final award and requesting a new arbitration hearing. On March 8, 2006, AMCUSA and AMCSI opposed GPMF’s petition to vacate and filed a cross-petition to confirm the arbitration award as a judgment. On April 6, 2006, the California state court denied GPMF’s petition to vacate and granted the cross-petition to confirm. The court then entered judgment in conformance with the arbitration award. GPMF is currently appealing that judgment. In a related matter, on July 5, 2005, GPMF filed an action in California state court against the American Arbitration Association seeking damages relating to the arbitrator’s fees and injunctive relief to prevent entry of the arbitrator’s ruling and award in favor of AMCUSA and AMCSI. On April 19, 2006, the court dismissed GPMF’s claims against the American Arbitration Association with prejudice. We do not expect these matters to have a material adverse effect on our financial position or results of operations. In addition to the matters described above, Advanta Corp. and its subsidiaries are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations.
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
Note 9) Capital Stock
Cash dividends per share of common stock declared were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Class A Common Stock	$0.2125	$0.1134	$0.3259	$0.2079
Class B Common Stock	0.2550	0.1361	0.3911	0.2495
In May 2006, we repurchased 995 thousand shares of Class B Common Stock beneficially owned by Advanta Corp.’s Chairman and Chief Executive Officer for $38.5 million. The stock repurchase and material terms were authorized by Advanta Corp.’s Audit Committee and Board of Directors (with the Chairman and Chief Executive Officer abstaining). Also in May 2006, in connection with the vesting of shares related to the 2005 performance year for our management incentive program, we withheld 132 thousand vested shares with a market value of $5.0 million from certain employees (including officers) to meet our minimum statutory tax withholding requirements.
In July 2006, 691 thousand nonvested shares were issued in connection with the management incentive program covering potential bonus awards for performance years 2006 through 2009.
Note 10) Stock-Based Compensation
We have adopted a stock-based incentive plan designed to provide incentives to participating employees to remain in our employ and devote themselves to Advanta’s success. Our incentive plan authorizes an aggregate of 20.0 million shares of Advanta Corp. Class B Common Stock for the grant of options, awards of shares of stock or awards of stock appreciation rights to employees, directors and consultants. Shares available for future grant were 6.2 million at June 30, 2006 and 7.0 million at December 31, 2005.

Nonvested Shares
Under our stock-based incentive plan, we have management incentive programs that provide eligible employees with the opportunity to elect to take portions of their anticipated, or target, bonus payments for future years in the form of nonvested shares of Advanta Corp. Class B Common Stock. Nonvested shares were formerly referred to as restricted stock. To the extent that these elections are made, or are required by the terms of the programs for certain of our executive officers, nonvested shares are issued to employees. The number of nonvested shares granted to employees is determined by dividing the amount of future target bonus payments that the employee elects to receive in stock by the market price as determined under the incentive program. Nonvested shares vest ten years from the date of grant and are subject to forfeiture prior to vesting under certain conditions, including upon termination of employment with us. Vesting has been and may continue to be accelerated annually with respect to the nonvested shares granted under the program covering the particular performance year, based on the extent to which the employee and Advanta met or meet their respective performance goals for that performance year. We also may issue nonvested shares to employees as part of employment agreements. The vesting and forfeiture terms vary depending on the specific terms of the employment agreement.
Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Compensation expense (benefit)	$(86)	$213	$(128)	$3,892
Income tax (benefit) expense	33	(83)	49	(1,498)
We recognize compensation expense on nonvested shares over the vesting period of the shares. Nonvested shares that vested during the three and six months ended June 30, 2006 were related to the 2005 performance year and had a total fair value of $22.7 million on the vesting date. Nonvested shares that vested during the same periods of 2005 had a total fair value of $20.2 million on the vesting date. As of June 30, 2006, there was $855 thousand of total unrecognized compensation expense related to outstanding nonvested shares and the expense is expected to be recognized over a weighted average period of 5.5 years.
The following table summarizes nonvested shares activity:

	Six Months Ended
	June 30, 2006
		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Outstanding at January 1	811	$8.56
Granted	0	0
Vested	(595)	8.58
Forfeited	(45)	9.41

Outstanding at June 30	171	$8.27

Stock Options
All options outstanding in the periods presented were options to purchase Class B Common Stock. Options generally are issued at an exercise price equal to the market price of Class B Common Stock on the date of grant, vest over a four-year period and expire ten years after the date of grant. Effective January 1, 2006, we recognize compensation expense on stock options over the vesting period of the options. Compensation expense recognized related to employee stock options was $1.1 million for the three months ended June 30, 2006 and $1.7 million for the six months ended June 30, 2006. The related tax benefit was $415 thousand for the three months ended June 30, 2006 and $655 thousand for the six months ended June 30, 2006. There was no compensation expense recognized related to employee stock options for the three and six months ended June 30, 2005 in accordance with SFAS No. 123 using the accounting methodology in Opinion 25. As of June 30, 2006, there was $10.5 million of total unrecognized compensation expense related to outstanding stock options and the expense is expected to be recognized over a weighted average period of 2.5 years.
Stock option transactions activity was as follows:

	Six Months Ended
	June 30, 2006
				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life
Outstanding at January 1	4,986	$11.37
Granted	923	37.33
Exercised	(281)	14.04
Forfeited	(50)	19.67
Expired	0	0

Outstanding at June 30	5,578	$15.45	$114,305	5.6 years

Options exercisable at June 30	3,856	$10.45	$98,312	4.2 years

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Aggregate intrinsic value of stock options exercised	$3,310	$2,768	$5,823	$3,983
Weighted average grant date fair value of options granted	$10.19	$9.06	$10.10	$9.19

We estimate the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model. The assumptions listed in the table below represent weighted averages of the assumptions used for each option grant. The expected dividend yield is based on current dividend rates as well as announced and anticipated changes in dividend rates based upon management’s expectations of future performance. The range of expected dividend yield assumptions over the expected life of the options was 2.71% to 5.85% for the three months ended June 30, 2006 and 2.34% to 4.10% for the same period of 2005. The range of expected dividend yield assumptions over the expected life of the options was 2.73% to 5.90% for the six months ended June 30, 2006 and 2.32% to 4.07% for the same period of 2005. The expected life of the option is estimated by reviewing historical data and considering the contractual life of the options and the vesting periods. Expected volatility is based on the historical volatility of Class B Common Stock. The risk-free interest rate is based on the discount rate on a U.S. Treasury Note of a similar duration to the expected life of the option.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected dividend yield	4.22%	3.16%	4.26%	3.14%
Expected life (in years)	5.4	5.0	5.4	5.0
Expected volatility	38.82%	52.49%	38.93%	53.60%
Risk-free interest rate	5.02%	4.12%	4.98%	3.79%

In accordance with SFAS No. 123, we used the accounting methodology in Opinion No. 25 through December 31, 2005 and, as a result, have provided pro forma disclosures of compensation expense for options granted to employees under our stock option plans, net of related tax effects, net income and earnings per share, as if the fair value based method of accounting had been applied for the three and six months ended June 30, 2005. Had compensation cost for these plans been determined using the fair value based method for the three and six months ended June 30, 2005, our compensation expense for stock option plans, net of related tax effects, net income and net income per common share would have changed to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As	Pro	As	Pro
	Reported	Forma	Reported	Forma
Stock-based employee compensation expense for stock option plans, net of related tax effects	$0	$516	$0	$1,417
Net income	18,347	17,831	91,017	89,600
Basic net income per common share
Class A	$0.68	$0.66	$3.47	$3.41
Class B	0.71	0.69	3.53	3.48
Combined	0.70	0.68	3.51	3.46
Diluted net income per common share
Class A	$0.63	$0.61	$3.15	$3.11
Class B	0.64	0.62	3.18	3.13
Combined	0.64	0.62	3.17	3.13

Note 11) Segment Information
The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other(1)	Total
Three months ended June 30, 2006
Interest income	$34,450	$6,061	$40,511
Interest expense	10,400	7,079	17,479
Noninterest revenues	86,104	1,208	87,312
Pretax income (loss) from continuing operations	37,464	(1)	37,463

Three months ended June 30, 2005
Interest income	$26,640	$4,205	$30,845
Interest expense	7,884	5,834	13,718
Noninterest revenues	74,122	3,182	77,304
Pretax income from continuing operations	22,355	1,222	23,577

Six months ended June 30, 2006
Interest income	$67,260	$11,519	$78,779
Interest expense	20,424	13,010	33,434
Noninterest revenues	167,442	2,106	169,548
Pretax income from continuing operations	72,757	332	73,089
Total assets at beginning of period	1,362,133	765,270	2,127,403
Total assets at end of period	1,383,766	756,779	2,140,545

Six months ended June 30, 2005
Interest income	$55,506	$7,518	$63,024
Interest expense	16,405	9,898	26,303
Noninterest revenues	144,987	3,125	148,112
Gain on transfer of consumer credit card business	0	67,679	67,679
Pretax income	40,772	67,822	108,594
Total assets at beginning of period	994,194	698,730	1,692,924
Total assets at end of period	1,232,863	786,894	2,019,757

(1)	Other includes venture capital operations as well as investment and other activities not attributable to the Advanta Business Cards segment.
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
Note 13) Income Taxes
Income tax expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income tax expense attributable to:
Continuing operations	$14,423	$9,195	$28,139	$21,542
Discontinued operations	462	2,535	462	2,535

Total income tax expense	$14,885	$11,730	$28,601	$24,077

Income tax expense (benefit) attributable to continuing operations consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Current:
Federal	$11,194	$8,307	$17,530	$11,770
State	1,591	831	2,941	2,008

Total current	12,785	9,138	20,471	13,778

Deferred:
Federal	1,790	(18)	7,756	7,299
State	(152)	75	(88)	465

Total deferred	1,638	57	7,668	7,764

Income tax expense attributable to continuing operations	$14,423	$9,195	$28,139	$21,542

The reconciliation of the statutory federal income tax to income tax expense attributable to continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Statutory federal income tax	$13,112	$8,252	$25,581	$38,008
State income taxes, net of federal income tax benefit	936	589	1,855	1,608
Nondeductible expenses	151	206	322	487
Compensation limitation	33	110	66	220
Gain on transfer of consumer credit card business	0	0	0	(12,347)
Change in valuation allowance	0	0	0	(6,393)
Other	191	38	315	(41)

Income tax expense attributable to continuing operations	$14,423	$9,195	$28,139	$21,542

Our effective tax rate attributable to continuing operations was 38.5% for the three and six months ended June 30, 2006, as compared to 39.0% for the three months ended June 30, 2005 and 19.8% for the six months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2005 was impacted by the Bank of America agreement and reevaluation of the valuation allowance discussed below.

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	June 30,	December 31,
	2006	2005
Deferred tax assets	$72,116	$79,452
Deferred tax liabilities	(14,854)	(14,529)

Net deferred tax asset	$57,262	$64,923

The components of the net deferred tax asset were as follows:

	June 30,	December 31,
	2006	2005
Allowance for receivable losses	$20,036	$18,400
Alternative minimum tax credit carryforwards	18,984	26,060
Business credit card rewards	9,856	8,807
Deferred origination costs, net of deferred fees	(8,715)	(7,345)
Unrealized venture capital investment losses	6,083	5,934
Incentive and deferred compensation	3,768	5,029
Capital loss carryforwards	3,107	4,476
Securitization income	(2,624)	(3,849)
Other	6,767	7,411

Net deferred tax asset	$57,262	$64,923

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See Note 12 for further discussion. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet, which was acquired by Bank of America, and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the six months ended June 30, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the six months ended June 30, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of June 30, 2006, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
We have $375 thousand of capital loss carryforwards at June 30, 2006 that are scheduled to expire in the year ending December 31, 2009 and $8.5 million that are scheduled to expire in the year ending December 31, 2010. Alternative minimum tax credit carryforwards do not expire.
Note 14) Discontinued Operations
The components of the gain on discontinuance of our mortgage and leasing businesses for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three and Six Months Ended
	June 30, 2006		June 30, 2005
		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services
Pretax gain on discontinuance of mortgage and leasing businesses	$500	$700	$4,500	$2,000
Income tax expense	(193)	(269)	(1,755)	(780)

Gain on discontinuance of mortgage and leasing businesses, net of tax	$307	$431	$2,745	$1,220

The gain on discontinuance of the mortgage business in each of the reported periods represents a change in our estimates of the future costs of mortgage business-related contingent liabilities based on new developments in litigation or disputes related to our former mortgage programs, or insurance reimbursements related to past or future costs. The gain on discontinuance of the leasing business in each of the reported periods represents changes in estimated operating results of the leasing segment over the wind down period based on trends in the performance of the leasing portfolio, sales tax assessments, or changes in the anticipated timeframe over which we expect to incur certain operating expenses related to the lease portfolio.

Per share data was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Advanta		Advanta Leasing		Advanta		Advanta Leasing
	Mortgage		Services		Mortgage		Services
	2006	2005	2006	2005	2006	2005	2006	2005
Basic gain on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.01	$0.10	$0.02	$0.05	$0.01	$0.11	$0.02	$0.05
Class B	0.01	0.10	0.02	0.05	0.01	0.11	0.02	0.05
Combined	0.01	0.10	0.02	0.05	0.01	0.11	0.02	0.05
Diluted gain on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.01	$0.10	$0.01	$0.04	$0.01	$0.10	$0.01	$0.04
Class B	0.01	0.10	0.01	0.04	0.01	0.10	0.01	0.04
Combined	0.01	0.10	0.01	0.04	0.01	0.10	0.01	0.04

The components of liabilities of discontinued operations, net, were as follows:

	June 30,	December 31,
	2006	2005
Lease receivables, net	$57	$1,158
Other assets	368	413
Liabilities	(1,869)	(2,080)

Liabilities of discontinued operations, net	$(1,444)	$(509)

Liabilities of discontinued operations, net, are included in other liabilities on the consolidated balance sheets.

Note 15) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income from continuing operations	$23,040	$14,382	$44,950	$87,052
Less: Preferred A dividends	0	0	(141)	(141)

Income from continuing operations available to common stockholders	23,040	14,382	44,809	86,911
Gain on discontinuance of mortgage and leasing businesses, net of tax	738	3,965	738	3,965

Net income available to common stockholders	23,778	18,347	45,547	90,876
Less: Class A dividends declared	(1,955)	(1,014)	(2,954)	(1,844)
Less: Class B dividends declared	(4,565)	(2,535)	(7,141)	(4,633)

Undistributed net income	$17,258	$14,798	$35,452	$84,399

Basic income from continuing operations per common share
Class A	$0.84	$0.53	$1.63	$3.32
Class B	0.87	0.56	1.69	3.38
Combined(1)	0.86	0.55	1.67	3.36

Diluted income from continuing operations per common share
Class A	$0.78	$0.49	$1.51	$3.02
Class B	0.79	0.50	1.52	3.04
Combined(1)	0.79	0.50	1.52	3.03

Basic net income per common share
Class A	$0.86	$0.68	$1.65	$3.47
Class B	0.90	0.71	1.72	3.53
Combined(1)	0.89	0.70	1.69	3.51

Diluted net income per common share
Class A	$0.81	$0.63	$1.53	$3.15
Class B	0.81	0.64	1.55	3.18
Combined(1)	0.81	0.64	1.54	3.17

Basic weighted average common shares outstanding
Class A	8,854	8,821	8,850	8,816
Class B	17,945	17,433	18,026	17,071
Combined	26,799	26,254	26,876	25,887

Dilutive effect of
Options Class B	2,254	1,885	2,230	1,881
Nonvested shares Class B	260	695	410	891

Diluted weighted average common shares outstanding
Class A	8,854	8,821	8,850	8,816
Class B	20,459	20,013	20,666	19,843
Combined	29,313	28,834	29,516	28,659

Antidilutive shares Options Class B	913	2	488	25

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
OVERVIEW
Income from continuing operations includes the following business segment results:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2006	2005	2006	2005
Pretax income (loss):
Advanta Business Cards	$37,464	$22,355	$72,757	$40,772
Other(A)	(1)	1,222	332	67,822

Total pretax income	37,463	23,577	73,089	108,594
Income tax expense	14,423	9,195	28,139	21,542

Income from continuing operations	$23,040	$14,382	$44,950	$87,052
Per combined common share, assuming dilution	$0.79	$0.50	$1.52	$3.03

(A)	Other for the six months ended June 30, 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business.
Advanta Business Cards pretax income increased for the three and six months ended June 30, 2006 as compared to the same periods of 2005 due primarily to growth in average owned and securitized receivables, higher transaction volume, improved asset quality resulting in decreases in credit loss rates on owned and securitized receivables and decreases in operating expenses as a percentage of owned and securitized receivables. These favorable impacts were partially offset by higher cost of funds on securitized receivables and a decline in yields on owned and securitized receivables as a result of an increase in the percentage of customers in the receivables portfolio with competitive and promotional pricing as compared to the same periods of 2005 due to a higher rate of growth in 2006. We have competitively-priced our product offerings, including promotional pricing and rewards, to selectively attract and retain high credit quality customers and to respond to the competitive environment. We are experiencing the benefits of high credit quality customers through lower delinquency and credit loss rates and increased transaction volume.
Pretax income for the six months ended June 30, 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business relating to our May 28, 2004 agreement with Bank of America. See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
For the three months ended June 30, 2006, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $738 thousand, or $0.03 per combined diluted common share. For the three months ended June 30, 2005, we recorded a net after-tax gain on the discontinuance of our mortgage and leasing businesses of $4.0 million, or $0.14 per combined diluted common share. See “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified accounting for allowance for receivable losses, securitization income, business credit card rewards programs and income taxes as our most critical accounting policies and estimates because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in estimates could have a material impact on our financial position or results of operations. These accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2005.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005
Average owned receivables	$997,754	$727,253	$963,962	$753,071
Average securitized receivables	$3,222,380	$2,707,045	$3,090,577	$2,628,329
Cardholder transaction volume	$3,031,493	$2,446,510	$5,765,415	$4,623,319
New account originations	86,398	70,044	169,015	114,825
Average number of active accounts(1)	687,912	589,751	668,814	583,950
Ending number of accounts at June 30	978,517	822,773	978,517	822,773

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three and six months ended June 30.

The increases in new account originations for the three and six months ended June 30, 2006 as compared to the same periods of 2005 are due to enhanced product offerings resulting in improved effectiveness in our marketing campaigns as well as the size and number of marketing campaigns. Based on our current marketing plans and strategies for the remainder of 2006, we expect the number of new account originations in the year ended December 31, 2006 to be 45% to 50% higher than the number of new accounts originated in the year ended December 31, 2005 and we expect owned and managed business credit card receivables to grow 20% to 30% for the year ended December 31, 2006. See “Securitization Income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of why management believes managed data is useful to investors. The following is a reconciliation of projected estimated owned business credit card receivable growth to managed business credit card receivable growth:

		Projected Estimate at December 31, 2006
	Actual at
	December 31,	Low End	Percentage	High End	Percentage
($ in thousands)	2005	of Range	Increase	of Range	Increase
Owned receivables	$879,468	$1,055,000	20.0%	$1,143,000	30.0%
Securitized receivables	2,880,401	3,457,000	20.0%	3,745,000	30.0%

Managed receivables	$3,759,869	$4,512,000	20.0%	$4,888,000	30.0%

The components of pretax income for Advanta Business Cards are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005
Net interest income on owned interest-earning assets	$24,050	$18,756	$46,836	$39,101
Noninterest revenues	86,104	74,122	167,442	144,987
Provision for credit losses	(10,145)	(8,603)	(19,479)	(19,022)
Operating expenses	(62,545)	(61,920)	(122,042)	(124,294)

Pretax income	$37,464	$22,355	$72,757	$40,772

Net interest income on owned interest-earning assets increased $5.3 million for the three months ended June 30, 2006 as compared to the same period of 2005 and increased $7.7 million for the six months ended June 30, 2006 as compared to the same period of 2005 due primarily to increases in average owned business credit card receivables, partially offset by decreases in the average yield earned on our business credit card receivables as a result of an increase in the percentage of customers in the receivables portfolio with competitive and promotional pricing as compared to the same periods of 2005 due to a higher rate of growth in 2006. Average owned business credit card receivables increased $271 million for the three months ended June 30, 2006 and increased $211 million for the six months ended June 30, 2006, both as compared to the same periods of 2005.
Noninterest revenues include securitization income, servicing revenues, interchange income and other fee revenues, and are reduced by business credit card rewards costs. Noninterest revenues increased $12.0 million for the three months ended June 30, 2006 as compared to the same period of 2005 and increased $22.5 million for the six months ended June 30, 2006 as compared to the same period of 2005. The most significant components of the variances in both the three and six months ended June 30, 2006 as compared to the same periods of 2005 were increases in interchange income resulting from higher merchandise sales transaction volume and increases in servicing revenues resulting from higher average securitized receivables, partially offset by increases in business credit card reward costs. Noninterest revenues for the three and six months ended June 30, 2006 also include a $2.4 million investment gain. Noninterest revenues for each period presented include the impact of changes in estimated costs of future reward redemptions. See further discussion in the “Other Revenues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The increases in provision for credit losses for the three and six months ended June 30, 2006 as compared to the same periods of 2005 were due primarily to increases in average owned business credit card receivables, partially offset by a reduction in the estimate of losses inherent in the portfolio based on the improving trends in delinquency and net principal charge-off rates reflecting the current composition of the portfolio that included more high credit quality customers as compared to 2005. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.
Operating expenses for the three and six months ended June 30, 2006 as compared to the same periods of 2005 reflect higher amortization of deferred origination costs resulting from the increase in new account originations and lower salaries and employee benefits expense. Salaries and employee benefits expense decreased as a result of productivity and efficiency initiatives implemented in the second quarter of 2005. Salaries and employee benefits for the six months ended June 30, 2005 also included $2.9 million of expense associated with a separation agreement for a former executive.
INTEREST INCOME AND EXPENSE
Interest income increased $9.7 million to $40.5 million for the three months ended June 30, 2006 as compared to the same period of 2005 and increased $15.8 million to $78.8 million for the six months ended June 30, 2006 as compared to the same period of 2005. The increases in interest income were due primarily to increases in average balances of owned business credit card receivables and increases in average yields earned on our investments, partially offset by decreases in the average yield earned on our business credit card receivables. Yields on business credit card receivables decreased for the three and six months ended June 30, 2006 as compared to the same periods of 2005 as a result of an increase in the percentage of customers in the receivables portfolio with competitive and promotional pricing as compared to the same periods of 2005 due to a higher rate of growth in 2006.
Interest expense increased $3.8 million to $17.5 million for the three months ended June 30, 2006 as compared to the same period of 2005 and increased $7.1 million to $33.4 million for the six months ended June 30, 2006 as compared to the same period of 2005. The increases in interest expense were due primarily to increases in our average deposits outstanding and an increase in the average cost of funds on deposits resulting from the interest rate environment. Average deposits increased $203 million for the three months ended June 30, 2006 as compared to the same period of 2005 and increased $217 million for the six months ended June 30, 2006 as compared to the same period of 2005. Average deposits for the three and six months ended June 30, 2006 reflected the funding of higher levels of on-balance sheet receivables and assets as a result of securitizations in their accumulation periods in 2006. We expect our average cost of funds on deposits to increase through the remainder of 2006 based on the current market expectations for future short-term interest rates and the expected cost of deposits that we plan to originate to replace deposits maturing in 2006.
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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended June 30,
	2006			2005
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$997,754	$30,051	12.08%	$727,253	$23,074	12.73%
Other receivables	7,440	88	4.75	9,047	124	5.50

Total receivables	1,005,194	30,139	12.03	736,300	23,198	12.64
Investments(2)	500,829	5,975	4.73	556,340	4,085	2.91
Retained interests in securitizations	195,118	4,399	9.02	173,997	3,566	8.20
Interest-earning assets of discontinued operations	0	0	0.00	9,233	159	6.87

Total interest-earning assets(3)	1,701,141	$40,513	9.53%	1,475,870	$31,008	8.41%
Noninterest-earning assets	450,066			454,174

Total assets	$2,151,207			$1,930,044

Interest-bearing liabilities:
Deposits	$1,122,365	$11,858	4.24%	$919,543	$7,731	3.37%
Debt	211,736	3,320	6.29	246,990	3,758	6.10
Subordinated debt payable to preferred securities trust	103,093	2,290	8.88	103,093	2,290	8.88
Other borrowings	824	11	5.04	0	0	0.00

Total interest-bearing liabilities(4)	1,438,018	$17,479	4.87%	1,269,626	$13,779	4.35%
Noninterest-bearing liabilities	183,379			177,314

Total liabilities	1,621,397			1,446,940

Stockholders’ equity	529,810			483,104

Total liabilities and stockholders’ equity	$2,151,207			$1,930,044

Net interest spread			4.66%			4.06%
Net interest margin			5.43%			4.68%

(1)	Interest income includes late fees for owned business credit card receivables of $2.0 million for the three months ended June 30, 2006 and $1.4 million for the same period of 2005.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

	Six Months Ended June 30,
	2006			2005
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$963,962	$58,879	12.32%	$753,071	$47,919	12.83%
Other receivables	7,591	187	4.97	9,500	253	5.37

Total receivables	971,553	59,066	12.26	762,571	48,172	12.74
Investments(2)	500,228	11,338	4.51	536,304	7,273	2.70
Retained interests in securitizations	188,017	8,381	8.92	168,393	7,587	9.01
Interest-earning assets of discontinued operations	0	0	0.00	11,979	517	8.63

Total interest-earning assets(3)	1,659,798	$78,785	9.55%	1,479,247	$63,549	8.64%
Noninterest-earning assets	478,458			366,777

Total assets	$2,138,256			$1,846,024

Interest-bearing liabilities:
Deposits	$1,097,783	$22,166	4.07%	$880,879	$14,264	3.27%
Debt	216,565	6,677	6.22	253,648	7,656	6.09
Subordinated debt payable to preferred securities trust	103,093	4,579	8.88	103,093	4,579	8.88
Other borrowings	463	12	5.02	0	0	0.00

Total interest-bearing liabilities(4)	1,417,904	$33,434	4.75%	1,237,620	$26,499	4.31%
Noninterest-bearing liabilities	193,147			152,647

Total liabilities	1,611,051			1,390,267

Stockholders’ equity	527,205			455,757

Total liabilities and stockholders’ equity	$2,138,256			$1,846,024

Net interest spread			4.80%			4.33%
Net interest margin			5.51%			5.05%

(1)	Interest income includes late fees for owned business credit card receivables of $3.8 million for the six months ended June 30, 2006 and $3.1 million for the same period of 2005.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES
For the three months ended June 30, 2006, provision for credit losses on a consolidated basis increased $1.5 million to $10.1 million as compared to the same period of 2005. For the six months ended June 30, 2006, provision for credit losses on a consolidated basis increased $382 thousand to $19.4 million as compared to the same period of 2005. The increases in provision for credit losses for both periods were due primarily to increases in average owned business credit card receivables of $271 million for the three months ended June 30, 2006 as compared to the same period of 2005 and $211 million for the six months ended June 30, 2006 as compared to the same period of 2005. The impact of the growth in average owned business credit card receivables was partially offset by a reduction in the estimate of losses inherent in the portfolio based on delinquency and charge-off trends and the composition of the portfolio that included more high credit quality customers. In addition to the improved credit quality, the estimate of inherent losses in the portfolio in 2006 was also impacted by the change in bankruptcy law in 2005 that resulted in receipt of a significantly higher than average number of bankruptcy filings in the months of September, October and November 2005, as borrowers rushed to file their petitions before the new bankruptcy law took effect on October 17, 2005. We estimated that the increase in bankruptcy petition filings in 2005 principally reflected an acceleration of losses that we otherwise would have expected to occur in later periods, including the six months ended June 30, 2006. Both the acceleration of charge-offs into 2005 and the improved credit quality contributed to the lower level of charge-offs for the three and six months ended June 30, 2006 as compared to the same periods of 2005.
The allowance for receivable losses on business credit card receivables was $48.5 million as of June 30, 2006, or 4.56% of owned receivables, which was lower as a percentage of owned receivables than the allowance of $44.3 million, or 5.04% of owned receivables, as of December 31, 2005. Owned business credit card receivables increased to $1.1 billion at June 30, 2006 from $879 million at December 31, 2005. The decrease in allowance as a percentage of owned receivables reflects a reduction in the estimate of losses inherent in the portfolio based on delinquency and net principal charge-off trends. The decrease also reflects a reduction in our estimate of potential loss exposure related to customers affected by the 2005 hurricanes based on our experience with those customers to date. In addition, we have continued to refine and enhance our portfolio credit risk management tools and procedures.
Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors, including the impact of the changes in bankruptcy law and timing of recoveries, and there may be month-to-month or quarterly variations in losses or delinquencies, we anticipate that the owned and securitized net principal charge-off rates for the year ended December 31, 2006 will be lower than those experienced for the year ended December 31, 2005. This expectation is based on our experience to date as of June 30, 2006, the level of delinquent receivables and bankruptcy petitions at June 30, 2006 and the current composition of the portfolio that reflects our strategy to selectively attract and retain high credit quality customers.

The following table provides credit quality data as of and for the periods indicated for our owned receivable portfolio including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit card and other receivables.

	June 30,	December 31,	June 30,
($ in thousands)	2006	2005	2005
Consolidated — Owned
Allowance for receivable losses	$49,662	$45,589	$50,275
Receivables 30 days or more delinquent	25,482	23,646	26,167
Receivables 90 days or more delinquent	12,560	10,837	12,880
Nonaccrual receivables	11,824	11,476	12,286
Accruing receivables past due 90 days or more	11,266	9,479	11,067
As a percentage of receivables:
Allowance for receivable losses	4.64%	5.14%	6.00%
Receivables 30 days or more delinquent	2.38	2.66	3.11
Receivables 90 days or more delinquent	1.17	1.22	1.54
Nonaccrual receivables	1.11	1.29	1.47
Accruing receivables past due 90 days or more	1.05	1.07	1.31
Net principal charge-offs for the year-to-date period ended June 30 and December 31	$15,608	$44,870	$19,026
Net principal charge-offs for the three months ended June 30 and December 31	7,524	15,769	8,607
As a percentage of average receivables (annualized):
Net principal charge-offs for the year-to-date period ended June 30 and December 31	3.21%	5.32%	4.99%
Net principal charge-offs for the three months ended June 30 and December 31	2.99	6.18	4.68

Business Credit Cards — Owned
Allowance for receivable losses	$48,450	$44,323	$48,966
Receivables 30 days or more delinquent	25,482	23,595	26,085
Receivables 90 days or more delinquent	12,560	10,837	12,798
Nonaccrual receivables	11,824	11,476	12,286
Accruing receivables past due 90 days or more	11,266	9,479	10,985
As a percentage of receivables:
Allowance for receivable losses	4.56%	5.04%	5.91%
Receivables 30 days or more delinquent	2.40	2.68	3.15
Receivables 90 days or more delinquent	1.18	1.23	1.54
Nonaccrual receivables	1.11	1.30	1.48
Accruing receivables past due 90 days or more	1.06	1.08	1.33
Net principal charge-offs for the year-to-date period ended June 30 and December 31	$15,604	$44,865	$19,022
Net principal charge-offs for the three months ended June 30 and December 31	7,520	15,768	8,603
As a percentage of average receivables (annualized):
Net principal charge-offs for the year-to-date period ended June 30 and December 31	3.24%	5.37%	5.05%
Net principal charge-offs for the three months ended June 30 and December 31	3.01	6.23	4.73

SECURITIZATION INCOME
We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Securitizations impact the following line items on our consolidated income statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005
Securitization income	$29,686	$30,066	$63,264	$60,462
Interest income (discount accretion)	4,399	3,566	8,381	7,587
Interchange income	39,127	32,390	72,841	59,721
Servicing revenues	15,329	12,819	29,011	25,418

Total	$88,541	$78,841	$173,497	$153,188

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
Securitization income decreased $380 thousand for the three months ended June 30, 2006 as compared to the same period of 2005 and increased $2.8 million for the six months ended June 30, 2006 as compared to the same period of 2005. Securitization income decreased for the three months ended June 30, 2006 as compared to the same period of 2005 due primarily to an increase in the floating interest rates earned by noteholders and a decrease in yields on securitized receivables, partially offset by the positive impact of decreases in the net principal charge-off rates on securitized receivables and growth in average securitized receivables. Securitization income increased for the six months ended June 30, 2006 as compared to the same period of 2005 due primarily to growth in average securitized receivables and decreases in charge-off rates on securitized receivables, partially offset by an increase in the floating interest rates earned by noteholders and a decrease in the average yield earned on securitized receivables. Yields on securitized receivables decreased for the three and six months ended June 30, 2006 as compared to the same periods of 2005 as a result of an increase in the percentage of customers in the receivables portfolio with competitive and promotional pricing as compared to the same periods of 2005 due to a higher rate of growth in 2006. The increase in the floating interest rates earned by noteholders for the three and six months ended June 30, 2006 as compared to the same periods of 2005 resulted from the rising interest rate environment, which we expect may continue through the remainder of 2006 based on the current market expectations for future short-term interest rates. The decreases in charge-off rates on securitized receivables for the three and six months ended June 30, 2006 as compared to the same periods of 2005 were due to the current composition of the portfolio that includes more high credit quality customers and the impact of the change in bankruptcy law in 2005 discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our future expectations for net principal charge-off rates on securitized receivables are similar to those in owned business credit card receivables as discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We estimate that the increase in bankruptcy charge-offs in 2005 principally reflected an acceleration of losses that we otherwise would have expected to occur in later periods, including the six months ended June 30, 2006. As a result of lower yields, higher floating interest rates earned by noteholders, the impact of the timing of bankruptcy charge-offs and our expectations regarding future charge-off rates, our estimate of future cash flows over the three-month weighted average life of the existing securitized receivables decreased at June 30, 2006 as compared to the estimates at March 31, 2006 and December 31, 2005, which resulted in unfavorable valuation adjustments to the retained interest-only strip of $2.2 million for the three months ended June 30, 2006 and $3.5 million for the six months ended June 30, 2006.
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

The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

Managed Financial Measures and Statistics
	Advanta				Advanta
	Business	GAAP	Securitization		Business Cards	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments		Managed	Ratio(1)
Three Months Ended June 30, 2006
Net interest income	$24,050	8.06%	$64,511		$88,561	8.39%
Noninterest revenues	86,104	28.87	(35,678)		50,426	4.78
Provision for credit losses	10,145	3.40	28,833	(2)	38,978	3.69
Average business credit card interest-earning assets	1,192,872		3,027,262		4,220,134
Three Months Ended June 30, 2005
Net interest income	$18,756	8.32%	$72,951		$91,707	10.68%
Noninterest revenues	74,122	32.90	(34,627)		39,495	4.60
Provision for credit losses	8,603	3.82	38,324	(2)	46,927	5.47
Average business credit card interest-earning assets	901,250		2,533,048		3,434,298
Six Months Ended June 30, 2006
Net interest income	$46,836	8.13%	$130,896		$177,732	8.77%
Noninterest revenues	167,442	29.07	(73,668)		93,774	4.63
Provision for credit losses	19,479	3.38	57,228	(2)	76,707	3.78
Average business credit card interest-earning assets	1,151,979		2,902,560		4,054,539
Six Months Ended June 30, 2005
Net interest income	$39,101	8.49%	$143,819		$182,920	10.82%
Noninterest revenues	144,987	31.47	(70,225)		74,762	4.42
Provision for credit losses	19,022	4.13	73,594	(2)	92,616	5.48
Average business credit card interest-earning assets	921,464		2,459,936		3,381,400

As of June 30, 2006
Ending business credit card receivables	$1,062,249		$3,323,869		$4,386,118
Receivables 30 days or more delinquent	25,482	2.40%	90,987		116,469	2.66%
Receivables 90 days or more delinquent	12,560	1.18	45,008		57,568	1.31
As of December 31, 2005
Ending business credit card receivables	$879,468		$2,880,401		$3,759,869
Receivables 30 days or more delinquent	23,595	2.68%	87,610		111,205	2.96%
Receivables 90 days or more delinquent	10,837	1.23	40,223		51,060	1.36
As of June 30, 2005
Ending business credit card receivables	$828,724		$2,685,504		$3,514,228
Receivables 30 days or more delinquent	26,085	3.15%	100,283		126,368	3.60%
Receivables 90 days or more delinquent	12,798	1.54	49,583		62,381	1.78

(1)	Ratios are as a percentage of average business credit card interest-earning assets except delinquency ratios which are as a percentage of ending business credit card receivables.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs. In addition, unfavorable valuation adjustments to retained interests in securitizations of $2.2 million in the three months ended June 30, 2006 and $3.5 million in the six months ended June 30, 2006 are included as increases to provision for credit losses.

SERVICING REVENUES
Advanta Business Cards recognized servicing revenue as follows:

($ in thousands)	2006	2005
Three months ended June 30	$15,329	$12,819
Six months ended June 30	29,011	25,418

The increases in servicing revenue for the three and six months ended June 30, 2006 as compared to the same periods of 2005 were due to increased volume of securitized business credit card receivables.
OTHER REVENUES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005
Interchange income	$51,217	$40,738	$95,610	$76,434
Business credit card cash back rewards	(10,852)	(7,198)	(20,365)	(13,242)
Business credit card business rewards	(5,444)	(5,582)	(10,048)	(10,333)
Investment securities gains, net	2,824	1,225	3,532	185
Balance transfer fees	1,689	1,616	3,333	2,645
Cash usage fees	854	787	1,677	1,658
Earnings on investment in Fleet Credit Card Services, L.P.	819	1,033	819	1,033
Other business credit card fees	753	651	1,605	1,442
Other, net	437	1,149	1,110	2,410

Total other revenues, net	$42,297	$34,419	$77,273	$62,232

Interchange income includes interchange fees on both owned and securitized business credit card receivables. The increases in interchange income for the three and six months ended June 30, 2006 as compared to the same periods of 2005 were due primarily to higher merchandise sales transaction volume. The average interchange rates were 2.2% for the three-month and six-month periods ended June 30, 2006 and 2005.
The increases in business credit card cash back rewards for the three and six months ended June 30, 2006 as compared to the same periods of 2005 were due primarily to higher merchandise sales transaction volume and higher average number of business credit card accounts in the cash back rewards programs. The decreases in business credit card business rewards for the three and six months ended June 30, 2006 as compared to the same periods of 2005 were due primarily to changes in estimates of rewards costs, partially offset by higher merchandise sales transaction volume. Each period includes changes in estimates of costs of future reward redemptions based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. Changes in estimates increased other revenues by $200 thousand for the three months ended June 30, 2006 as compared to a decrease of $1.1 million for the same period of 2005. Changes in estimates increased other revenues by $700 thousand for the six months ended June 30, 2006 as compared to a decrease of $1.7 million for the same period of 2005.
The increases in balance transfer fees for the three and six months ended June 30, 2006 as compared to the same periods of 2005 were due primarily to increases in average owned business credit card receivables, partially offset by the impact of an increase in life-of-balance promotional offers that generally do not have a transaction fee but carry a higher interest rate than offers with an initial transaction fee.

Investment securities gains, net, include realized and unrealized gains and losses on venture capital investments reflecting the market conditions for those investments in each respective period, as well as realized gains and losses on the sale of other investments. There were no gains or losses on venture capital investments for the three months ended June 30, 2006 as compared to net gains of $1.2 million for the same period of 2005. We had net gains of $330 thousand on venture capital investments for the six months ended June 30, 2006 as compared to net gains of $185 thousand for the same period of 2005. For the three and six months ended June 30, 2006, net realized gains on other investments included a $2.4 million gain on MasterCard Incorporated’s redemption of a portion of our shares related to their initial public offering.
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
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005
Salaries and employee benefits	$24,014	$26,301	$47,303	$52,155
Amortization of deferred origination costs, net	11,711	9,940	23,659	17,887
External processing	6,182	5,483	12,123	10,631
Marketing	4,150	5,157	7,757	12,097
Professional fees	2,918	2,853	5,495	6,502
Equipment	2,371	2,697	4,988	5,513
Occupancy	2,332	2,007	4,471	3,884
Credit	1,380	1,408	2,473	2,681
Other	7,678	6,405	14,106	13,521

Total operating expenses	$62,736	$62,251	$122,375	$124,871

Salaries and employee benefits decreased for the three and six months ended June 30, 2006 as compared to the same periods of 2005 due to a reduction in staffing levels implemented in the second quarter of 2005 as part of productivity and efficiency initiatives that resulted in $2.1 million of severance and related costs in June 2005 and reduced salaries and employee benefits expense in subsequent periods. Salaries and employee benefits for the six months ended June 30, 2005 also included $2.9 million of expense associated with a separation agreement with a former executive. The decreases for the three and six months ended June 30, 2006 as compared to the same periods of 2005 were partially offset by increases in expense related to employee stock options resulting from the adoption of SFAS No. 123R as discussed below.
In December 2004, the FASB issued SFAS No. 123R which addresses accounting for equity-based compensation arrangements, including employee stock options. Entities are required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. Prior to January 1, 2006, we used the accounting methodology in Opinion No. 25 and, as a result, had not recognized compensation expense for options granted to employees under our stock option plans. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method, and recognized $1.1 million of salaries and employee benefits expense related to employee stock options for the three months ended June 30, 2006 and $1.7 million for the six months ended June 30, 2006. We estimate that our salaries and employee benefits expense related to employee stock options will be approximately $4 million for the year ending December 31, 2006, based on the number of unvested options as of June 30, 2006 and estimates of options to be granted in the remainder of 2006.
Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. Amortization of deferred origination costs, net, increased for the three and six months ended June 30, 2006 as compared to the same periods of 2005 due primarily to increases in new account originations, partially offset by decreases in our average acquisition cost per account due to enhanced product offerings resulting in improved effectiveness in our marketing campaigns.
External processing expense increased for the three and six months ended June 30, 2006 as compared to the same periods of 2005 due primarily to increases in the number of accounts and higher transaction volume.
Marketing expense decreased for the three and six months ended June 30, 2006 as compared to the same periods of 2005 due primarily to a reduction in sponsorship activities relating to cultural events. In addition, for the six months ended June 30, 2006 as compared to the same period of 2005, marketing expense decreased due to higher costs in 2005 associated with the development of programs to originate new customers. Costs related to marketing programs to stimulate card usage, enhance customer loyalty and retain existing accounts also were lower in the six months ended June 30, 2006 as compared to the same period of 2005, due to a refinement in the targeting of those marketing programs.
Professional fees decreased for the six months ended June 30, 2006 as compared to the same period of 2005 due primarily to a decrease in the use of external consultants for marketing initiatives and a decrease in expenses incurred for other corporate matters.
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
INCOME TAXES
Income tax expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005
Income tax expense	$14,423	$9,195	$28,139	$21,542
Effective tax rate	38.5%	39.0%	38.5%	19.8%

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. Excluding the impact of the Bank of America agreement and reevaluation of the valuation allowance discussed below, our effective tax rate would have been 39% for the six months ended June 30, 2005. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet, which was acquired by Bank of America, and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the six months ended June 30, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the six months ended June 30, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of June 30, 2006, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
We have $375 thousand of capital loss carryforwards at June 30, 2006 that are scheduled to expire in the year ending December 31, 2009 and $8.5 million that are scheduled to expire in the year ending December 31, 2010.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. The statement provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This statement is effective for Advanta on January 1, 2007. Management is currently evaluating the potential impact of this statement.
DISCONTINUED OPERATIONS
For the three months ended June 30, 2006, we recorded a $500 thousand pretax gain on discontinuance of our mortgage business representing changes in estimates of legal expenses and related insurance reimbursements and other favorable changes in estimate related to a former mortgage insurance product. For the same period of 2005, we recorded a $4.5 million pretax gain on discontinuance of our mortgage business due primarily to a change in estimate of expected recoveries from insurance reimbursements for legal expenses incurred during either past or on-going litigation, partially offset by increased litigation reserves and reserves for legal costs, based on developments in litigation in that period.
We recorded a pretax gain on the discontinuance of our leasing business of $700 thousand for the three months ended June 30, 2006 and $2.0 million for the same period of 2005, both representing changes in estimated leasing operating results of the leasing segment over the wind down period. The largest components of the change in estimate in 2006 were favorable credit recoveries and equipment realization rates based on recent performance trends. The largest components of the change in estimate in 2005 were favorable credit performance and sales tax assessments, partially offset by a reduction in our estimated realization rate on equipment residuals.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At June 30, 2006, off-balance sheet securitized receivables represented 62% of our funding. These transactions enable us to limit our credit risk in the securitized receivables to the amount of our retained interests in securitizations. We had securitized business credit card receivables of $3.3 billion at June 30, 2006 and $2.9 billion at December 31, 2005.
The following table summarizes securitization data including income and cash flows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005
Average securitized receivables	$3,222,380	$2,707,045	$3,090,577	$2,628,329
Securitization income	29,686	30,066	63,264	60,462
Discount accretion	4,399	3,566	8,381	7,587
Interchange income	39,127	32,390	72,841	59,721
Servicing revenues	15,329	12,819	29,011	25,418
Proceeds from new securitizations	534,374	390,675	1,070,264	390,675
Proceeds from collections reinvested in revolving-period securitizations	1,779,595	1,368,525	3,463,397	3,040,170
Cash flows received on retained interests	92,582	80,563	170,210	140,729

See “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of income related to securitizations. See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005.
In the six months ended June 30, 2006, we completed additional business credit card securitizations using the AdvantaSeries de-linked structure. The revolving periods for those securitizations extend to the following dates:

	Noteholder Principal	Scheduled End of
($ in thousands)	Balance	Revolving Period
AdvantaSeries Class A (2006-A1)	$200,000	February 28, 2007
AdvantaSeries Class A (2006-A2)	250,000	May 31, 2008
AdvantaSeries Class A (2006-A3)	250,000	September 30, 2008
AdvantaSeries Class A (2006-A4)	300,000	August 31, 2010
AdvantaSeries Class B (2006-B1)	100,000	November 30, 2008
AdvantaSeries Class D (2006-D1)	15,000	May 31, 2010
AdvantaSeries Class D (2006-D2)	25,000	September 30, 2010
The interest rate spreads on the securities issued in the securitization transactions completed in the six months ended June 30, 2006 were lower than the spreads on similarly-rated securities completed in 2005 due to the asset quality performance of our business credit card portfolio and market demand for these securities.
We have a $200 million committed commercial paper conduit facility that provides off-balance sheet funding, none of which was used at June 30, 2006. Upon the expiration of this facility in June 2007, management expects to obtain the appropriate level of replacement funding under similar terms and conditions.
When a securitization is in its revolving period, principal collections on securitized receivables allocated to that securitization are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a securitization starts its accumulation period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables during an accumulation period of a securitization, we need to replace that amount of funding. Our $400 million Series 2003-D securitization is scheduled to end its revolving period in August 2006 and noteholders are expected to be paid in November 2006. We expect to replace the funding of the accumulating securitization through additional securitizations with similar conditions as our existing securitizations and expect that the new securitizations will have terms, including interest rate spreads, consistent with the improved terms experienced in our recent 2006 securitizations. The level of investment-grade notes outstanding at June 30, 2006 issued as part of the AdvantaSeries de-linked securitization structure, and our ability to issue and hold additional AdvantaSeries non-investment grade notes, provides additional capacity for future securitization issuances in excess of our expected funding needs for the remainder of 2006. The de-linked structure provides flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions.

The following securitizations had noteholder principal payment dates in the six months ended June 30, 2006:

	Noteholder	End of Revolving	Noteholder
($ in thousands)	Principal Balance	Period	Payment Date
Series 2003-A	400,000	November 2005	February 2006
Series 2003-B	300,000	March 2006	June 2006
Accounts receivables from securitizations and amounts due to the securitization trust at June 30, 2006 have decreased as compared to December 31, 2005 primarily as a result of the end of the Series 2003-A accumulation period and noteholder payment.
In August 2005, the FASB issued a revised exposure draft, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a QSPE to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In August 2006, the FASB reported that it expects to issue a final statement in the second quarter of 2007. Management will evaluate any potential impact of the final statement when it is available.
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

	June 30,	December 31,
	2006	2005
Estimated percentage increase (decrease) in net interest income on owned receivables:
Assuming 200 basis point increase in interest rates	9%	13%
Assuming 200 basis point decrease in interest rates	(6)%	(11)%
Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase in interest rates	(8)%	(9)%
Assuming 200 basis point decrease in interest rates	11%	12%
Estimated percentage increase (decrease) in net interest income on managed receivables:
Assuming 200 basis point increase in interest rates	(3)%	(3)%
Assuming 200 basis point decrease in interest rates	5%	5%

Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of the majority of our off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the cardholder pays their balance in full each month. Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario. Changes in the composition of our balance sheet, the interest rate environment and securitization funding strategies have also impacted the results of the net interest income sensitivity analyses as of June 30, 2006 as compared to the results as of December 31, 2005.
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

LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION
At June 30, 2006, we had a high level of liquidity including $37.9 million of cash and $417.7 million of federal funds sold. In addition, at June 30, 2006 we had $577.7 million of receivables held for sale that could be sold to generate additional liquidity. We also had investments available for sale at June 30, 2006 that could be sold to generate additional liquidity.
As shown on the statements of cash flows, our operating activities generated $64.9 million of cash for the six months ended June 30, 2006 and the amount of cash generated was impacted by the timing of securitization transactions. For the six months ended June 30, 2005, we used $31.2 million of cash in operating activities due primarily to the increase in receivables held for sale in excess of proceeds from receivables sold in the period and due to the timing of securitization transactions. We expect to fund future growth and continuing operations with off-balance sheet securitizations, deposits and sources of operating cash flow, including excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables.
Our access to unsecured, institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. However, we do have access to a diversity of funding sources. Our components of funding were as follows:

	June 30, 2006		December 31, 2005
($ in thousands)	Amount	%	Amount	%
Off-balance sheet securitized receivables(1)	$3,199,473	62%	$2,771,505	59%
Deposits	1,163,262	22	1,070,572	23
Debt	210,623	4	226,856	5
Subordinated debt payable to preferred securities trust	103,093	2	103,093	2
Equity	520,959	10	515,437	11

Total	$5,197,410	100%	$4,687,463	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.
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
In March 2006, the Board of Directors of Advanta Corp. approved an increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividend paid in the second quarter of 2006. The quarterly dividend increased for Class A Common Stock from $0.1134 to $0.2125 per share and for Class B Common Stock from $0.1361 to $0.2550 per share. We are funding the increase in dividends with sources of operating cash flows.
In May 2006, we repurchased 995 thousand shares of Class B Common Stock beneficially owned by Advanta Corp.’s Chairman and Chief Executive Officer for $38.5 million. The purchase price was funded with existing liquidity. The stock repurchase and material terms were authorized by Advanta Corp.’s Audit Committee and Board of Directors (with the Chairman and Chief Executive Officer abstaining). Also in May 2006, in connection with the vesting of shares related to the 2005 performance year for our management incentive program, we withheld 132 thousand vested shares with a market value of $5.0 million from certain employees (including officers) to meet our minimum statutory tax withholding requirements. We funded tax withholding payments with existing liquidity.
Advanta Corp. and its subsidiaries are involved in litigation, class action lawsuits, claims and legal proceedings arising in the ordinary course of business or discontinued operations. See Note 8 to the consolidated financial statements for further discussion. Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our liquidity or capital resources based on our current expectations regarding the ultimate resolutions of these existing actions after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that the estimated cash flow related to these proceedings may change or that actual results will differ from our estimates.
Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and primarily funds our business purpose credit cards and is the servicer of our discontinued leasing business. Advanta Bank Corp. paid dividends to Advanta Corp. of $40 million in the six months ended June 30, 2006. At June 30, 2006, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 22.5% as compared to 21.8% at December 31, 2005. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.
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

Forward-looking statements are subject to various assumptions, risks and uncertainties which change over time, and speak only as of the date they are made. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “believe,” “will likely result,” “projected,” “may,” or other similar words or phrases. We undertake no obligation to update any forward-looking information except as required by law. However, any further disclosures made on related subjects in our subsequent reports filed with the SEC, including our Reports on Forms 10-K, 10-Q and 8-K, should be consulted. We caution readers that actual results may be materially different from those in the forward-looking information. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
(1)	factors affecting our net interest income on owned and securitized receivables, including fluctuations in the volume of receivables and the range and timing of pricing offers to cardholders;

(2)	competitive pressures, including product development and pricing, among financial institutions;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic and environmental conditions that affect the level of new account originations, customer spending, delinquencies and charge-offs;

(4)	factors affecting fluctuations in the number of accounts or receivable balances including the retention of cardholders after promotional pricing periods have expired;

(5)	interest rate fluctuations;

(6)	the level of expenses;

(7)	the timing of the securitization of our receivables;

(8)	the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, and examinations;

(9)	effect of, and changes in, tax laws, rates, regulations and policies;

(10)	effect of legal and regulatory developments, including changes in bankruptcy laws and regulations and the ultimate resolution of industry-related judicial proceedings relating to the legality of certain interchange rates;

(11)	relationships with customers, significant vendors and business partners;

(12)	difficulties or delays in the development, production, testing and marketing of products or services, including the ability and cost to obtain intellectual property rights or a failure to implement new products or services when anticipated;

(13)	the amount and cost of financing available to us;

(14)	the ratings on the debt of Advanta Corp. and its subsidiaries;

(15)	the effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles;

(16)	the impact of litigation, including judgments, settlements and actual or anticipated insurance recoveries for costs or judgments;

(17)	the proper design and operation of our disclosure controls and procedures; and

(18)	the ability to attract and retain key personnel.
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
An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The legal proceedings and claims described under the heading captioned “Commitments and Contingencies” in Note 8 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report are hereby incorporated by reference.
ITEM 1A. RISK FACTORS
Information regarding risks that may affect our future performance are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” and in our other filings with the Securities and Exchange Commission.
Except for the risk factors set forth below, there have been no material changes to our risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Legislative and regulatory developments may affect our business operations and ability to generate new accounts. Banking and finance businesses in general are the subject of extensive regulation at the state and federal levels, and numerous legislative and regulatory proposals are advanced each year which, if adopted, could affect our profitability or the manner in which we conduct our activities. Additionally, industrial loan banks, such as Advanta Bank Corp., are subject to extensive state and federal regulation and scrutiny. On July 28, 2006, the FDIC adopted a six month moratorium on applications for deposit insurance by industrial loan banks as well as on notices of change in bank control for existing industrial loan banks. The recently adopted moratorium is not expected to impact our current business operations. It is impossible to determine the extent of the impact of any new or additional laws, regulations or initiatives that may be proposed or whether any of the federal or state proposals will become law.
The credit card industry is also highly regulated by federal and state laws. These laws affect how loans are made, enforced and collected. The United States Congress and state legislatures may pass new laws, or may amend existing laws, to further regulate the credit card industry or to reduce finance charges or other fees applicable to credit card accounts. This could make it more difficult for us to change the terms of our existing business credit card accounts or to collect business credit card receivables and could decrease our income and profitability. In recent years certain industry groups and consumers have expressed concerns about interchange rates related to Visa® and MasterCard® credit and debit transactions and about increases in the interchange rates. In some other countries, regulators have taken actions to challenge or reduce interchange rates and certain other fees banks charge on transactions. While there is no specific imminent regulatory action pending to restrict interchange rates in the United States, interchange rates have also been the topic of increased Congressional and regulatory interest. Also in the United States, several suits have been filed by various merchants alleging that the establishment of interchange rates violates the antitrust laws. Any restriction on or reduction in interchange rates would reduce the amount of interchange paid to us and could have an adverse effect upon our results of operations and financial position.
Federal and state legislatures as well as government regulatory agencies are considering legislative and regulatory initiatives related to enhanced credit scoring disclosure, interchange rates, data security, penalty pricing, minimum monthly payments and other aspects of credit card lending, marketing and operations. While many of these initiatives are generally directed at consumer transactions, it is possible that if any were to become effective they could impact small business lending and accordingly, make compliance more difficult and expensive and negatively affect our operating results and the manner in which we conduct our business.
Actions by bank regulatory authorities as well as federal and state legislatures could affect the manner in which we conduct our business and our financial condition. We conduct our business credit card business through Advanta Bank Corp., a Utah chartered industrial bank that is subject to regulatory oversight and examination by both the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions. We also own Advanta National Bank, a national banking association that is subject to regulatory oversight primarily by the Office of the Comptroller of the Currency. Both banks are subject to provisions of federal law that regulate their activities and require them to operate in a safe and sound manner. The effects of, and changes in, the level of regulatory scrutiny, regulatory requirements and initiatives, including mandatory and possible discretionary actions by federal and state regulators, restrictions and limitations imposed by laws applicable to industrial loan banks and national banks, bank regulatory examinations, audits and possible agreements between the bank and its regulators may affect the operations of the bank and our financial condition. See “Item 1. Business – Government Regulation” in our Annual Report on Form 10-K for further discussion.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	The table below provides information with respect to all purchases of equity securities by us during the period from April 1, 2006 through June 30, 2006. All shares reported in the table below are shares of Class B Common Stock.

					(d)Maximum Number (or
				(c)Total Number of	Approximate Dollar
	(a)Total			Shares Purchased	Value of Shares) that
	Number of		(b)Average	as Part of	May Yet Be Purchased
	Shares		Price Paid	Publicly Announced	Under the Plans or
Period	Purchased		per Share	Plans or Programs	Programs
4/1/06 — 4/30/06	0		N/A	0	0
5/1/06 — 5/31/06	1,126,992	(A)	$38.61	0	0
6/1/06 — 6/30/06	0		N/A	0	0

Total	1,126,992		$38.61	0	0

(A)	In May 2006, Advanta Corp. repurchased 995 thousand shares of Class B Common Stock beneficially owned by its Chairman and Chief Executive Officer for $38.5 million. In May 2006, in connection with the vesting of shares related to the 2005 performance year for Advanta Corp.’s management incentive program, 132 thousand vested shares with a market value of $5.0 million were withheld from certain employees (including officers) to meet Advanta Corp.’s minimum statutory tax withholding requirements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Advanta Corp. held its Annual Meeting of Stockholders on June 14, 2006 (the “Annual Meeting”).

(b)	Not required.

(c)	The following proposals were submitted to a vote of stockholders.

The election of three directors to hold office until the 2009 Annual Meeting of Stockholders.

NOMINEES	VOTES FOR	VOTES WITHHELD
Olaf Olafsson	7,969,407	555,629
William A. Rosoff	7,884,348	640,688
Michael Stolper	8,258,011	267,025
The proposal to ratify the appointment by the Board of Directors of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
8,306,048	83,750	135,238	0
(d)	Not required.

ITEM 6. EXHIBITS
Exhibits – The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document
10.1	Stock Repurchase Agreement, entered into as of May 9, 2006, by and among Advanta Corp., Dennis Alter, Dennis J. Alter, Trustee U/I/T dated December 15, 2003 and Dennis J. Alter, Trustee U/I/T dated May 24, 2004 (incorporated by reference to Exhibit 10.2 to Advanta Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006)

10.2	Advanta Management Incentive Program VI adopted April 17, 2006*

10.3	Form of Advanta Corp. Stock Award Grant Document (AMIP VI)*

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Advanta Corp.
(Registrant)

By	/s/Philip M. Browne

Senior Vice President and
Chief Financial Officer
August 8, 2006

By	/s/David B. Weinstock

Vice President and
Chief Accounting Officer
August 8, 2006

EXHIBIT INDEX

Manner of
Exhibit	Description	Filing
10.1	Stock Repurchase Agreement, entered into May 9, 2006, by and among Advanta Corp., Dennis Alter, Dennis J. Alter, Trustee U/I/T dated December 15, 2003 and Dennis J. Alter, Trustee U/I/T dated May 24, 2004	*

10.2	Advanta Management Incentive Program VI adopted April 17, 2006	**

10.3	Form of Advanta Corp. Stock Award Grant Document (AMIP VI)	**

12	Computation of Ratio of Earnings to Fixed Charges	**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

*	Incorporated by reference to Exhibit 10.2 to Advanta Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

**	Filed electronically herewith.