Form 10-Q
period 2006-09-30
ADVANTA CORP
filed 2006-11-08
CIK 96638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006
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
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 2, 2006
Common Stock, $.01 par value	9,606,862 shares
Class B	Outstanding at November 2, 2006
Common Stock, $.01 par value	19,056,158 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share amounts)	2006	2005

ASSETS
Cash	$84,851	$34,109
Federal funds sold	332,000	355,057
Restricted interest-bearing deposits	1,180	1,333
Investments available for sale	160,083	219,782
Receivables, net:
Held for sale	719,430	474,881
Other	462,280	389,012

Total receivables, net	1,181,710	863,893
Accounts receivable from securitizations	490,632	450,001
Premises and equipment, net	15,103	16,901
Other assets	162,226	186,327

Total assets	$2,427,785	$2,127,403

LIABILITIES
Deposits	$1,222,903	$1,070,572
Debt and other borrowings	260,010	226,856
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	293,190	211,445

Total liabilities	1,879,196	1,611,966

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding – 1,010 shares in 2006 and 2005	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 10,041,017 shares in 2006 and 2005	100	100
Class B non-voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 23,252,007 shares in 2006 and 21,918,569 shares in 2005	233	219
Additional paid-in capital	301,221	276,231
Nonvested shares	0	(1,148)
Unearned ESOP shares	(9,308)	(9,622)
Accumulated other comprehensive loss	(350)	(678)
Retained earnings	348,406	298,472
Treasury stock at cost, 434,155 Class A common shares in 2006 and 2005; 4,290,789 Class B common shares in 2006 and 3,162,019 Class B common shares in 2005	(92,723)	(49,147)

Total stockholders’ equity	548,589	515,437

Total liabilities and stockholders’ equity	$2,427,785	$2,127,403

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2006	2005	2006	2005

Interest income:
Receivables	$34,062	$26,663	$93,128	$74,835
Investments	7,195	5,003	18,527	12,268
Other interest income	4,671	3,627	13,052	11,214

Total interest income	45,928	35,293	124,707	98,317
Interest expense:
Deposits	13,861	9,342	36,027	23,480
Debt and other borrowings	3,499	3,670	10,188	11,256
Subordinated debt payable to preferred securities trust	2,289	2,289	6,868	6,868

Total interest expense	19,649	15,301	53,083	41,604

Net interest income	26,279	19,992	71,624	56,713
Provision for credit losses	9,202	11,232	28,631	30,279

Net interest income after provision for credit losses	17,077	8,760	42,993	26,434
Noninterest revenues:
Securitization income	26,232	31,797	89,496	92,259
Servicing revenues	16,777	12,785	45,788	38,203
Other revenues, net	40,188	31,857	117,461	94,089
Gain on transfer of consumer credit card business (See Note 13)	0	0	0	67,679

Total noninterest revenues	83,197	76,439	252,745	292,230
Operating expenses	65,932	58,715	188,307	183,586

Income before income taxes	34,342	26,484	107,431	135,078
Income tax expense	13,222	10,329	41,361	31,871

Income from continuing operations	21,120	16,155	66,070	103,207
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	0	(12,299)	738	(8,334)

Net income	$21,120	$3,856	$66,808	$94,873

Basic income from continuing operations per common share
Class A	$0.75	$0.58	$2.38	$3.88
Class B	0.81	0.61	2.50	3.97
Combined	0.79	0.60	2.46	3.94

Diluted income from continuing operations per common share
Class A	$0.71	$0.54	$2.22	$3.55
Class B	0.73	0.56	2.26	3.58
Combined	0.73	0.55	2.25	3.57

Basic net income per common share
Class A	$0.75	$0.12	$2.41	$3.56
Class B	0.81	0.15	2.52	3.65
Combined	0.79	0.14	2.48	3.62

Diluted net income per common share
Class A	$0.71	$0.12	$2.25	$3.26
Class B	0.73	0.14	2.28	3.29
Combined	0.73	0.13	2.27	3.28

Basic weighted average common shares outstanding
Class A	8,862	8,829	8,854	8,821
Class B	17,887	17,901	17,979	17,350
Combined	26,749	26,730	26,833	26,171

Diluted weighted average common shares outstanding
Class A	8,862	8,829	8,854	8,821
Class B	20,167	20,409	20,498	20,033
Combined	29,029	29,238	29,352	28,854

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A	Class A	Class B	Additional
	Comprehensive	Preferred	Common	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Stock	Stock	Capital

Balance at December 31, 2004		$1,010	$100	$215	$258,223

Net income	$110,429
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $224	(417)

Comprehensive income	$110,012

Preferred and common cash dividends declared
Exercise of stock options				5	6,100
Stock option exchange program stock distribution
Stock-based nonemployee compensation expense					124
Excess tax benefits from stock based compensation					12,800
Issuance of nonvested shares					222
Amortization of nonvested shares
Forfeitures of nonvested shares				(1)	(1,811)
ESOP shares committed to be released					573

Balance at December 31, 2005		$1,010	$100	$219	$276,231

Net income	$66,808
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($177)	328

Comprehensive income	$67,136

Preferred and common cash dividends declared
Exercise of stock options				7	8,279
Stock-based nonemployee compensation expense					115
Stock-based employee compensation expense					2,747
Excess tax benefits from stock-based compensation					10,161
Issuance of nonvested shares				7	(7)
Amortization of nonvested shares					4,588
Forfeitures of nonvested shares					(319)
Reclassification of nonvested shares					(1,148)
Treasury stock acquired
ESOP shares committed to be released					574

Balance at September 30, 2006		$1,010	$100	$233	$301,221

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) – continued

	Nonvested	Accumulated
	Shares	Other			Total
	& Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2004	$(19,390)	$(261)	$201,772	$(49,475)	$392,194

Net income			110,429		110,429
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $224		(417)			(417)
Comprehensive income
Preferred and common cash dividends declared			(13,729)		(13,729)
Exercise of stock options					6,105
Stock option exchange program stock distribution				328	328
Stock-based nonemployee compensation expense					124
Excess tax benefits from stock-based compensation					12,800
Issuance of nonvested shares	(222)				0
Amortization of nonvested shares	7,633				7,633
Forfeitures of nonvested shares	900				(912)
ESOP shares committed to be released	309				882

Balance at December 31, 2005	$(10,770)	$(678)	$298,472	$(49,147)	$515,437

Net income			66,808		66,808
Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($177)		328			328
Comprehensive income
Preferred and common cash dividends declared			(16,874)		(16,874)
Exercise of stock options					8,286
Stock-based nonemployee compensation expense					115
Stock-based employee compensation expense					2,747
Excess tax benefits from stock-based compensation					10,161
Issuance of nonvested shares					0
Amortization of nonvested shares					4,588
Forfeitures of nonvested shares					(319)
Reclassification of nonvested shares	1,148				0
Treasury stock acquired				(43,576)	(43,576)
ESOP shares committed to be released	314				888

Balance at September 30, 2006	$(9,308)	$(350)	$348,406	$(92,723)	$548,589

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
($ in thousands)	September 30,
	2006	2005

OPERATING ACTIVITIES – CONTINUING OPERATIONS
Net income	$66,808	$94,873
Adjustments to reconcile net income to net cash used in operating activities:
(Gain) loss on discontinuance of mortgage and leasing businesses, net of tax	(738)	8,334
Investment securities gains, net	(4,623)	(76)
Depreciation and amortization	4,443	5,538
Stock-based compensation expense	7,131	5,419
Provision for credit losses	28,631	30,279
Provision for interest and fee losses	6,551	6,660
Change in deferred origination costs, net of deferred fees	(3,405)	(8,905)
Change in receivables held for sale	(1,436,404)	(849,398)
Proceeds from sale of receivables held for sale	1,191,855	782,281
Change in accounts receivable from securitizations	(40,631)	(388,676)
Excess tax benefits from stock-based compensation	(10,161)	0
Change in other assets and other liabilities	96,654	150,693

Net cash used in operating activities	(93,889)	(162,978)

INVESTING ACTIVITIES – CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	23,210	(2,122)
Purchase of investments available for sale	(497,787)	(329,945)
Proceeds from sales of investments available for sale	492,335	199,342
Proceeds from sale of other investments	2,440	0
Proceeds from maturing investments available for sale	67,839	72,181
Change in receivables not held for sale	(105,045)	(59,300)
Purchases of premises and equipment, net	(2,634)	(2,429)

Net cash used in investing activities	(19,642)	(122,273)

FINANCING ACTIVITIES – CONTINUING OPERATIONS
Change in demand and savings deposits	41,644	7,449
Proceeds from time deposits	495,428	449,210
Payments on time deposits	(405,231)	(162,198)
Proceeds from issuance of debt	20,971	19,050
Payments on debt	(32,612)	(56,512)
Change in cash overdraft and other borrowings	83,125	13,438
Proceeds from exercise of stock options	8,286	5,179
Excess tax benefits from stock-based compensation	10,161	0
Cash dividends paid	(16,874)	(10,169)
Treasury stock acquired	(43,576)	0

Net cash provided by financing activities	161,322	265,447

DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	2,951	22,166

Net increase in cash	50,742	2,362
Cash at beginning of period	34,109	35,565

Cash at end of period	$84,851	$37,927

See Notes to Consolidated Financial Statements

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)
September 30, 2006
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

123R, we are required to estimate forfeitures and to eliminate previously recognized compensation cost, net of related tax effects, for those nonvested shares as a cumulative effect of a change in accounting principle effective January 1, 2006. We determined that the compensation expense previously recognized in income as of December 31, 2005 related to outstanding nonvested shares that may forfeit prior to vesting was not material. Prior to our adoption of SFAS 123R, we classified nonvested shares as a separate component of stockholders’ equity. In accordance with SFAS No. 123R, on January 1, 2006, we reclassified nonvested shares to additional paid-in capital on the consolidated balance sheet. Prior to the adoption of SFAS No. 123R, we presented excess tax benefits from stock-based compensation as an operating cash flow. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of recognized stock-based compensation costs be reported as a financing cash flow. Excess tax benefits from stock-based compensation were $10.2 million for the nine months ended September 30, 2006 and $12.4 million for the same period of 2005. The impact of recognizing stock-based compensation expense for employee stock options in accordance with SFAS No. 123R instead of Opinion 25 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Decrease in income before income taxes	$(1,045)	$(2,747)
Income tax benefit	402	1,057
Decrease in income from continuing operations	(643)	(1,690)
Decrease in net income	(643)	(1,690)
Decrease in basic and diluted earnings per combined share	$(0.02)	$(0.06)

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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The statement is effective for Advanta on January 1, 2008. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). This statement requires an employer to recognize the funded status of a defined benefit plan on the balance sheet, recognize changes in the funded status of a defined benefit plan in comprehensive income in the year in which the changes occur, measure plan assets and obligations as of the date of the employer’s fiscal year end and provide additional disclosures. The requirements regarding financial statement recognition and disclosures are effective for Advanta as of December 31, 2006. We currently have one benefit plan within the scope of SFAS No. 158, a supplemental executive retirement plan, which is an unfunded plan. We do not expect the adoption of this interpretation to have a material impact on our financial position or results of operations.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This guidance was issued to resolve diversity in current practice among registrants. The bulletin establishes that registrants must quantify the impact of correcting all misstatements on the financial statements by using both the rollover and iron curtain approaches to evaluate the errors. The rollover approach quantifies the misstatement based on the amount of the error originating in the current year income statement and the iron curtain approach quantifies a misstatement based on the amount of the error existing in the balance sheet at the end of the fiscal year. The bulletin contains guidance on correcting errors under the dual approach and transition guidance. SAB 108 is effective for Advanta’s December 31, 2006 annual financial statements. We do not expect the adoption of SAB 108 to have a material impact on our financial position or results of operations.
Note 3) Investments Available for Sale
Investments available for sale consisted of the following:

	September 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Treasury and government agency securities	$26,104	$25,841	$51,399	$50,677
State and municipal securities	7,714	7,716	4,730	4,716
Corporate bonds	8,514	8,387	10,593	10,445
Asset-backed securities (1)	39,853	39,833	39,352	39,266
Equity securities (2)	10,431	10,303	10,374	10,301
Money market funds	61,388	61,388	104,272	104,272
Other	6,617	6,615	105	105

Total investments available for sale	$160,621	$160,083	$220,825	$219,782

(1)	Includes mortgage-backed securities.

(2)	Includes venture capital investments of $1.4 million at September 30, 2006 and $1.2 million at December 31, 2005. The amount shown as amortized cost represents fair value for these investments.
Note 4) Receivables
Receivables on the balance sheet, including those held for sale, consisted of the following:

	September 30,	December 31,
	2006	2005

Business credit card receivables	$1,198,550	$879,468
Other receivables	7,700	8,007

Gross receivables	1,206,250	887,475

Add: Deferred origination costs, net of deferred fees	25,412	22,007
Less: Allowance for receivable losses
Business credit cards	(48,740)	(44,323)
Other receivables	(1,212)	(1,266)

Total allowance for receivable losses	(49,952)	(45,589)

Receivables, net	$1,181,710	$863,893

Note 5) Allowance for Receivable Losses
The following table presents activity in the allowance for receivable losses for the nine months ended September 30:

	2006	2005

Balance at January 1	$45,589	$50,478
Provision for credit losses	28,631	30,279
Provision for interest and fee losses	6,551	6,660
Gross principal charge-offs:
Business credit cards	(27,298)	(31,394)
Other receivables	(4)	(4)

Total gross principal charge-offs	(27,302)	(31,398)

Principal recoveries:
Business credit cards	2,692	2,297

Net principal charge-offs	(24,610)	(29,101)

Interest and fee charge-offs:
Business credit cards	(6,209)	(6,684)

Balance at September 30	$49,952	$51,632

Note 6) Securitization Activities
Accounts receivable from securitizations consisted of the following:

	September 30,	December 31,
	2006	2005

Retained interests in securitizations	$209,104	$183,391
Amounts due from the securitization trust	224,211	212,766
Accrued interest and fees on securitized receivables, net (1)	57,317	53,844

Total accounts receivable from securitizations	$490,632	$450,001

(1)	Reduced by an estimate for uncollectible interest and fees of $7.5 million at September 30, 2006 and $7.0 million at December 31, 2005.

The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Average securitized receivables	$3,388,784	$2,751,024	$3,191,071	$2,669,677
Securitization income	26,232	31,797	89,496	92,259
Discount accretion	4,671	3,627	13,052	11,214
Interchange income	40,038	33,197	112,879	92,918
Servicing revenues	16,777	12,785	45,788	38,203
Proceeds from new securitizations	121,591	391,606	1,191,855	782,281
Proceeds from collections reinvested in revolving-period securitizations	2,003,338	1,339,654	5,466,735	4,379,824
Cash flows received on retained interests	66,270	82,140	236,480	222,869
Key assumptions:
Discount rate	8.90% – 10.43%	8.22% – 9.48%	8.71% – 10.43%	8.22% – 11.27%
Monthly payment rate	21.91% – 24.07%	22.29% – 25.00%	21.91% – 25.00%	21.77% – 25.00%
Loss rate	3.70% – 4.57%	5.15% – 6.21%	3.70% – 4.90%	5.15% – 6.79%
Interest yield, net of interest earned by noteholders	7.60% – 8.03%	10.42% – 10.91%	7.60% – 9.95%	10.42% – 11.28%

There were no purchases of delinquent accounts from the securitization trust during the three or nine months ended September 30, 2006 or 2005.
We used the following assumptions in measuring the fair value of retained interests in securitizations at September 30, 2006 and December 31, 2005. The assumptions listed represent weighted averages of assumptions used for each securitization. The monthly payment rate assumptions used at both September 30, 2006 and December 31, 2005 result in cash flow projections over a three-month weighted average life of existing receivables for the retained interest-only strip valuation.

	September 30,	December 31,
	2006	2005

Discount rate	8.90% – 9.92%	8.71% – 9.81%
Monthly payment rate	21.91% – 24.07%	23.37% – 25.00%
Loss rate	3.70% – 4.07%	4.25% – 4.68%
Interest yield, net of interest earned by noteholders	7.60%	9.95%

In addition to the assumptions identified above, management also considered qualitative factors such as the potential volatility of the current market for similar instruments and the impact of the current economic environment on the performance of the receivables sold in assessing the fair value of retained interests in securitizations.
We have prepared sensitivity analyses of the valuations of retained interests in securitizations estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at September 30, 2006.

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(3,835)
Discount rate increased by 4%	(7,498)
Monthly payment rate at 110% of base assumption	(1,080)
Monthly payment rate at 125% of base assumption	(2,460)
Loss rate at 110% of base assumption	(2,951)
Loss rate at 125% of base assumption	(7,379)
Interest yield, net of interest earned by noteholders, decreased by 1%	(7,977)
Interest yield, net of interest earned by noteholders, decreased by 2%	(15,954)
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

	September 30,	December 31,	September 30,
	2006	2005	2005

Owned business credit card receivables	$1,198,550	$879,468	$822,821
Securitized business credit card receivables	3,449,366	2,880,401	2,781,397

Total managed receivables	$4,647,916	$3,759,869	$3,604,218

Receivables 30 days or more delinquent:
Owned	$29,081	$23,595	$27,324
Securitized	96,240	87,610	100,650
Total managed	125,321	111,205	127,974
Receivables 90 days or more delinquent:
Owned	13,182	10,837	12,479
Securitized	43,911	40,223	45,387
Total managed	57,093	51,060	57,866
Nonaccrual receivables:
Owned	12,492	11,476	13,006
Securitized	42,520	42,828	48,674
Total managed	55,012	54,304	61,680
Accruing receivables past due 90 days or more:
Owned	11,870	9,479	10,291
Securitized	39,493	35,063	37,339
Total managed	51,363	44,542	47,630
Net principal charge-offs for the year-to-date period ended September 30 and December 31:
Owned	24,606	44,865	29,097
Securitized	83,127	155,618	109,467
Total managed	107,733	200,483	138,564
Net principal charge-offs for the three months ended September 30 and December 31:
Owned	9,002	15,768	10,075
Securitized	29,399	46,151	35,873
Total managed	38,401	61,919	45,948

Note 7) Selected Balance Sheet Information
Other assets consisted of the following:

	September 30,	December 31,
	2006	2005

Net deferred tax asset	$40,322	$64,923
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Current income taxes receivable	9,721	0
Investment in preferred securities trust	3,163	3,093
Other	76,925	86,216

Total other assets	$162,226	$186,327

Other liabilities consisted of the following:

	September 30,	December 31,
	2006	2005

Amounts due to the securitization trust	$122,141	$105,917
Accounts payable and accrued expenses	29,483	28,018
Business credit card business rewards liability	23,536	20,658
Business credit card cash back rewards liability	6,504	4,506
Accrued interest payable	22,276	5,414
Current income taxes payable	19,480	17,048
Liabilities of discontinued operations, net	1,485	509
Other	68,285	29,375

Total other liabilities	$293,190	$211,445

Eligible cardholders earn cash back rewards or business rewards based on net purchases charged on their business credit card accounts. We estimate the costs of future reward redemptions and record a liability at the time cash back rewards or business rewards are earned by the cardholder. In each reporting period, we evaluate our estimates of the percentage of earned rewards that cardholders will ultimately redeem and the costs of business rewards and adjust our estimates, if needed, based on historical experience, consideration of changes in portfolio composition and changes in the rewards programs, including redemption terms. The impact of the changes in the estimated percentage of earned rewards that cardholders will ultimately redeem and other changes in estimated costs of future period rewards redemptions was an increase in other revenues of $500 thousand for the three months ended September 30, 2006. There were no changes in our estimated percentage of earned rewards that cardholders will ultimately redeem and costs of future rewards for the three months ended September 30, 2005. The impact for the nine months ended September 30, 2006 was an increase in other revenues of $1.2 million as compared to a decrease in other revenues of $1.7 million for the same period of 2005.
Note 8) Other Borrowings
We had $43.9 million of federal funds purchased at September 30, 2006. The weighted average interest rate on these unsecured borrowings was 5.55% and they matured on October 2, 2006. There were no federal funds purchased at December 31, 2005. Federal funds purchased are included in debt and other borrowings on the consolidated balance sheets.
Note 9) Commitments and Contingencies
Since June 20, 2001, Advanta Mortgage Corp. USA (“AMCUSA”) and Advanta Mortgage Conduit Services, Inc. (“AMCSI”), subsidiaries of Advanta Corp., have been involved in arbitration before the American Arbitration Association in San Francisco, California brought by Goodrich & Pennington Mortgage Fund, Inc. (“GPMF”), a participant in one of the programs of our former mortgage business. GPMF’s asserted claims in the arbitration included allegations that AMCUSA and AMCSI failed to provide information and documentation under the former mortgage program and various claims concerning GPMF’s relationship with AMCUSA and AMCSI. After several interim awards, on January 24, 2006, the arbitrator issued a final award in favor of AMCUSA and AMCSI rejecting all of GPMF’s claims. The arbitrator further held that AMCUSA and AMCSI were the prevailing parties in the arbitration and that AMCUSA and AMCSI are entitled to recover their reasonable attorney fees and costs. GPMF filed a petition in California state court seeking to vacate the arbitration final award and requesting a new arbitration hearing. On March 8, 2006, AMCUSA and AMCSI opposed GPMF’s petition to vacate and filed a cross-petition to confirm the arbitration award as a judgment. On April 6, 2006, the California state court denied GPMF’s petition to vacate and granted the cross-petition to confirm. The court then entered judgment in conformance with the arbitration award. GPMF is currently appealing that judgment. In a related matter, on July 5, 2005, GPMF filed an action in California state court against the American Arbitration Association seeking damages relating to the arbitrator’s fees and injunctive relief to prevent entry of the arbitrator’s ruling and award in favor of AMCUSA and AMCSI. On April 19, 2006, the court dismissed GPMF’s claims against the American Arbitration Association with prejudice. GPMF is appealing that judgment. We do not expect these matters to have a material adverse effect on our financial position or results of operations.
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
Note 10) Capital Stock
Cash dividends per share of common stock declared were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Class A Common Stock	$0.2125	$0.1134	$0.5384	$0.3213
Class B Common Stock	0.2550	0.1361	0.6461	0.3856

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

Note 11) Stock-Based Compensation
We have adopted a stock-based incentive plan designed to provide incentives to participating employees to remain in our employ and devote themselves to Advanta’s success. Our incentive plan authorizes an aggregate of 20.0 million shares of Advanta Corp. Class B Common Stock for the grant of options, awards of shares of stock or awards of stock appreciation rights to employees, directors and consultants. Shares available for future grant were 5.5 million at September 30, 2006 and 7.0 million at December 31, 2005.
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
Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Compensation expense	$4,397	$1,341	$4,269	$5,233
Income tax benefit	1,693	523	1,643	2,041

We recognize compensation expense on nonvested shares over the vesting period of the shares. As of September 30, 2006, there was $15.3 million of total unrecognized compensation expense related to outstanding nonvested shares and the expense is expected to be recognized over a weighted average period of 3.6 years.
Nonvested shares that vested during the reporting periods had a total fair value on the vesting date as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Total fair value of vested shares	$68	$0	$22,780	$20,157

The following table summarizes nonvested shares activity:

	Nine Months Ended
	September 30, 2006
		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value

Outstanding at January 1	811	$8.56
Granted	706	36.36
Vested	(597)	8.68
Forfeited	(66)	14.11

Outstanding at September 30	854	$31.03

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
Compensation expense, net of forfeitures, and related tax effects recognized in connection with employee stock options were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Compensation expense	$1,045	$2,747
Income tax benefit	402	1,057

There was no compensation expense recognized related to employee stock options for the three and nine months ended September 30, 2005 in accordance with SFAS No. 123 using the accounting methodology in Opinion 25. As of September 30, 2006, there was $9.5 million of total unrecognized compensation expense related to outstanding stock options and the expense is expected to be recognized over a weighted average period of 2.2 years.

Stock option transactions activity was as follows:

	Nine Months Ended
	September 30, 2006
				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life

Outstanding at January 1	4,986	$11.37
Granted	939	37.30
Exercised	(693)	11.99
Forfeited	(77)	21.49
Expired	0	0

Outstanding at September 30	5,155	$15.86	$108,463	5.3 years

Options exercisable at September 30	3,467	$10.44	$91,741	3.8 years

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005		2006	2005

Aggregate intrinsic value of stock options exercised	$9,972	$2,380		$15,795	$6,363
Weighted average grant date fair value of options granted	$7.08	N/A	*	$10.05	$9.19

We estimate the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model. The assumptions listed in the table below represent weighted averages of the assumptions used for each option grant. The expected dividend yield is based on current dividend rates as well as announced and anticipated changes in dividend rates based upon management’s expectations of future performance. The weighted average range of expected dividend yield assumptions over the expected life of the options was 2.89% to 6.24% for the three months ended September 30, 2006. No stock options were granted in the three months ended September 30, 2005. The weighted average range of expected dividend yield assumptions over the expected life of the options was 2.73% to 5.91% for the nine months ended September 30, 2006 and 2.32% to 4.07% for the same period of 2005. The expected life of the options is estimated by reviewing historical option exercise data and considering the contractual life of the options and the vesting periods. Expected volatility is based on the historical volatility of Class B Common Stock. The risk-free interest rate is based on the discount rate on a U.S. Treasury Note of a similar duration to the expected life of the options.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005		2006	2005

Expected dividend yield	4.43%	N/A	*	4.26%	3.14%
Expected life (in years)	4.0	N/A	*	5.3	5.0
Expected volatility	29.50%	N/A	*	38.76%	53.60%
Risk-free interest rate	4.90%	N/A	*	4.98%	3.79%

*	N/A – Not Applicable

In accordance with SFAS No. 123, we used the accounting methodology in Opinion No. 25 through December 31, 2005 and, as a result, have provided pro forma disclosures of compensation expense for options granted to employees under our stock option plans, net of related tax effects, net income and earnings per share, as if the fair value based method of accounting had been applied for the three and nine months ended September 30, 2005. Had compensation cost for these plans been determined using the fair value based method for the three and nine months ended September 30, 2005, our compensation expense for stock option plans, net of related tax effects, net income and net income per common share would have changed to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As	Pro	As	Pro
	Reported	Forma	Reported	Forma

Stock-based employee compensation expense for stock option plans, net of related tax effects	$0	$516	$0	$1,933
Net income	3,856	3,340	94,873	92,940
Basic net income per common share
Class A	$0.12	$0.11	$3.56	$3.49
Class B	0.15	0.13	3.65	3.58
Combined	0.14	0.12	3.62	3.55
Diluted net income per common share
Class A	$0.12	$0.11	$3.26	$3.19
Class B	0.14	0.12	3.29	3.23
Combined	0.13	0.11	3.28	3.22

Note 12) Segment Information
The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other(1)	Total

Three months ended September 30, 2006
Interest income	$38,639	$7,289	$45,928
Interest expense	11,743	7,906	19,649
Noninterest revenues	81,832	1,365	83,197
Pretax income from continuing operations	33,737	605	34,342

Three months ended September 30, 2005
Interest income	$30,173	$5,120	$35,293
Interest expense	10,169	5,132	15,301
Noninterest revenues	76,295	144	76,439
Pretax income (loss) from continuing operations	26,564	(80)	26,484

Nine months ended September 30, 2006
Interest income	$105,899	$18,808	$124,707
Interest expense	32,167	20,916	53,083
Noninterest revenues	249,274	3,471	252,745
Pretax income from continuing operations	106,494	937	107,431
Total assets at beginning of period	1,362,133	765,270	2,127,403
Total assets at end of period	1,678,626	749,159	2,427,785

Nine months ended September 30, 2005
Interest income	$85,679	$12,638	$98,317
Interest expense	26,574	15,030	41,604
Noninterest revenues	221,282	3,269	224,551
Gain on transfer of consumer credit card business	0	67,679	67,679
Pretax income from continuing operations	67,336	67,742	135,078
Total assets at beginning of period	994,194	698,730	1,692,924
Total assets at end of period	1,464,751	754,958	2,219,709

(1)	Other includes venture capital operations as well as investment and other activities not attributable to the Advanta Business Cards segment.
Note 13) Gain on Transfer of Consumer Credit Card Business
On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America Corp. (“Bank of America”) signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet Financial Group, Inc. (“Fleet”), which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in the Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in February 2005. The overall impact of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, was a pretax gain of $67.7 million, tax expense of $5.6 million and an increase in additional paid-in capital of $6.0 million in the nine months ended September 30, 2005. See Note 14 for further description of the income tax impact of our May 28, 2004 agreement with Bank of America.

Note 14) Income Taxes
Income tax expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income tax expense attributable to:
Continuing operations	$13,222	$10,329	$41,361	$31,871
Discontinued operations	0	(7,863)	462	(5,328)

Total income tax expense	$13,222	$2,466	$41,823	$26,543

Income tax expense (benefit) attributable to continuing operations consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Current:
Federal	$(5,189)	$3,349	$12,341	$15,119
State	1,611	370	4,552	2,378

Total current	(3,578)	3,719	16,893	17,497

Deferred:
Federal	16,824	6,841	24,580	14,140
State	(24)	(231)	(112)	234

Total deferred	16,800	6,610	24,468	14,374

Total income tax expense attributable to continuing operations	$13,222	$10,329	$41,361	$31,871

The reconciliation of the statutory federal income tax to income tax expense attributable to continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Statutory federal income tax	$12,020	$9,270	$37,601	$47,278
State income taxes, net of federal income tax benefit	1,031	636	2,886	2,244
Nondeductible expenses	137	247	459	734
Compensation limitation	85	110	151	330
Gain on transfer of consumer credit card business	0	0	0	(12,347)
Change in valuation allowance	0	0	0	(6,393)
Other	(51)	66	264	25

Income tax expense attributable to continuing operations	$13,222	$10,329	$41,361	$31,871

Our effective tax rate attributable to continuing operations was 38.5% for the three and nine months ended September 30, 2006, as compared to 39.0% for the three months ended September 30, 2005 and 23.6% for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2005 was impacted by the Bank of America agreement and reevaluation of the valuation allowance discussed below.
We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	September 30,	December 31,
	2006	2005

Deferred tax assets	$66,319	$79,452
Deferred tax liabilities	(25,997)	(14,529)

Net deferred tax asset	$40,322	$64,923

The components of the net deferred tax asset were as follows:

	September 30,	December 31,
	2006	2005

Alternative minimum tax credit carryforwards	$22,248	$26,060
Business credit card rewards	10,514	8,807
Deferred revenue	(9,855)	0
Allowance for receivable losses	9,630	18,400
Deferred origination costs, net of deferred fees	(9,033)	(7,345)
Unrealized venture capital investment losses	5,523	5,934
Incentive and deferred compensation	3,308	5,029
Securitization income	(2,624)	(3,849)
Capital loss carryforwards	2,570	4,476
Other	8,041	7,411

Net deferred tax asset	$40,322	$64,923

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See Note 13 for further discussion. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet, which was acquired by Bank of America, and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the nine months ended September 30, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the nine months ended September 30, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of September 30, 2006, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
In the third quarter of 2006, we completed the preparation and filing of our 2005 U.S. federal income tax return and recognized a current tax benefit and deferred tax provision to reflect a reduction in current taxes payable and deferred tax assets and an increase in current income tax receivable from the amounts previously estimated. These results were due to changes in the timing of certain deductions and recognition of certain revenues in the 2005 tax return and had no net impact on our effective tax rate or total income tax expense in the three and nine months ended September 30, 2006.
We have $7.3 million of capital loss carryforwards at September 30, 2006 that are scheduled to expire in the year ending December 31, 2010. Alternative minimum tax credit carryforwards do not expire.
Note 15) Discontinued Operations
The components of the gain (loss) on discontinuance of our mortgage and leasing businesses were as follows:

	Three Months Ended
	September 30, 2006		September 30, 2005
		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services

Pretax loss on discontinuance of mortgage and leasing businesses	$0	$0	$(20,162)	$0
Income tax benefit	0	0	7,863	0

Loss on discontinuance of mortgage and leasing businesses, net of tax	$0	$0	$(12,299)	$0

	Nine Months Ended
	September 30, 2006		September 30, 2005
		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services

Pretax gain (loss) on discontinuance of mortgage and leasing businesses	$500	$700	$(15,662)	$2,000
Income tax (expense) benefit	(193)	(269)	6,108	(780)

Gain (loss) on discontinuance of mortgage and leasing businesses, net of tax	$307	$431	$(9,554)	$1,220

The gain (loss) on discontinuance of the mortgage business in each of the applicable reported periods represents a change in our estimates of the future costs of mortgage business-related contingent liabilities based on new developments in litigation or disputes related to our former mortgage programs, or insurance reimbursements related to past or future costs. The gain on discontinuance of the leasing business in each of the applicable reported periods represents changes in estimated operating results of the leasing segment over the wind down period based on trends in the performance of the leasing portfolio, sales tax assessments, or changes in the anticipated timeframe over which we expect to incur certain operating expenses related to the lease portfolio.

Per share data was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Advanta		Advanta Leasing		Advanta		Advanta Leasing
	Mortgage		Services		Mortgage		Services
	2006	2005	2006	2005	2006	2005	2006	2005

Basic gain (loss) on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.00	$(0.46)	$0.00	$0.00	$0.01	$(0.37)	$0.02	$0.05
Class B	0.00	(0.46)	0.00	0.00	0.01	(0.37)	0.02	0.05
Combined	0.00	(0.46)	0.00	0.00	0.01	(0.37)	0.02	0.05
Diluted gain (loss) on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.00	$(0.42)	$0.00	$0.00	$0.01	$(0.33)	$0.01	$0.04
Class B	0.00	(0.42)	0.00	0.00	0.01	(0.33)	0.01	0.04
Combined	0.00	(0.42)	0.00	0.00	0.01	(0.33)	0.01	0.04

Note 16) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income from continuing operations	$21,120	$16,155	$66,070	$103,207
Less: Preferred A dividends	0	0	(141)	(141)

Income from continuing operations available to common stockholders	21,120	16,155	65,929	103,066
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	0	(12,299)	738	(8,334)

Net income available to common stockholders	21,120	3,856	66,667	94,732
Less: Class A dividends declared	(1,879)	(999)	(4,833)	(2,843)
Less: Class B dividends declared	(4,759)	(2,552)	(11,900)	(7,185)

Undistributed net income	$14,482	$305	$49,934	$84,704

Basic income from continuing operations per common share
Class A	$0.75	$0.58	$2.38	$3.88
Class B	0.81	0.61	2.50	3.97
Combined (1)	0.79	0.60	2.46	3.94

Diluted income from continuing operations per common share
Class A	$0.71	$0.54	$2.22	$3.55
Class B	0.73	0.56	2.26	3.58
Combined (1)	0.73	0.55	2.25	3.57

Basic net income per common share
Class A	$0.75	$0.12	$2.41	$3.56
Class B	0.81	0.15	2.52	3.65
Combined (1)	0.79	0.14	2.48	3.62

Diluted net income per common share
Class A	$0.71	$0.12	$2.25	$3.26
Class B	0.73	0.14	2.28	3.29
Combined (1)	0.73	0.13	2.27	3.28

Basic weighted average common shares outstanding
Class A	8,862	8,829	8,854	8,821
Class B	17,887	17,901	17,979	17,350
Combined	26,749	26,730	26,833	26,171

Dilutive effect of
Options Class B	2,128	2,009	2,196	1,924
Nonvested shares Class B	152	499	323	759

Diluted weighted average common shares outstanding
Class A	8,862	8,829	8,854	8,821
Class B	20,167	20,409	20,498	20,033
Combined	29,029	29,238	29,352	28,854

Antidilutive shares
Options Class B	919	0	632	17

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
OVERVIEW
Income from continuing operations includes the following business segment results:

	Three Months Ended		Nine Months Ended
($ in thousands, except per share data)	September 30,		September 30,
	2006	2005	2006	2005

Pretax income (loss):
Advanta Business Cards	$33,737	$26,564	$106,494	$67,336
Other (1)	605	(80)	937	67,742

Total pretax income	34,342	26,484	107,431	135,078
Income tax expense	13,222	10,329	41,361	31,871

Income from continuing operations	$21,120	$16,155	$66,070	$103,207
Per combined common share, assuming dilution	$0.73	$0.55	$2.25	$3.57

(1)	Other for the nine months ended September 30, 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business.
Advanta Business Cards pretax income increased for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 due primarily to growth in average owned and securitized receivables, higher transaction volume, improved asset quality resulting in decreases in credit loss rates on owned and securitized receivables and decreases in operating expenses as a percentage of owned and securitized receivables. These favorable impacts were partially offset by higher cost of funds on securitized receivables and a decline in yields on owned and securitized receivables as a result of an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing as compared to the same periods of 2005 due to a higher rate of growth in 2006. We have competitively priced our product offerings, including promotional pricing and rewards, to selectively attract and retain high credit quality customers and to respond to the competitive environment. We are experiencing the benefits of high credit quality customers through lower delinquency and credit loss rates and increased transaction volume.
Pretax income for the nine months ended September 30, 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business relating to our May 28, 2004 agreement with Bank of America. See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
There were no gains or losses on discontinuance of our mortgage and leasing business in the three months ended September 30, 2006. For the nine months ended September 30, 2006, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $738 thousand, or $0.03 per combined diluted common share. We recorded after-tax losses on the discontinuance of our mortgage business of $12.3 million, or $0.42 per combined diluted common share for the three months ended September 30, 2005, and $8.3 million, or $0.29 per combined diluted common share for the nine months ended September 30, 2005. See “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2006	2005	2006	2005

Average owned receivables	$1,114,122	$819,870	$1,014,566	$775,582
Average securitized receivables	$3,388,784	$2,751,024	$3,191,071	$2,669,677
Cardholder transaction volume	$3,094,702	$2,513,752	$8,860,117	$7,137,071
New account originations	85,392	57,974	254,407	172,799
Average number of active accounts (1)	724,705	604,486	687,159	590,607
Ending number of accounts at September 30	1,037,161	846,472	1,037,161	846,472

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three and nine months ended September 30.
The increases in new account originations for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 are due to enhanced product offerings resulting in improved effectiveness in account acquisition campaigns as well as the size and number of account acquisition campaigns. Based on our current marketing plans and strategies for the remainder of 2006, we expect the number of new account originations in the year ended December 31, 2006 to be 50% to 60% higher than the number of new accounts originated in the year ended December 31, 2005, and we expect owned and managed business credit card receivables to grow approximately 30% for the year ended December 31, 2006. See “Securitization Income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of why management believes managed data is useful to investors. The following is a reconciliation of projected estimated owned business credit card receivable growth to managed business credit card receivable growth:

		Projected
	Actual at	Estimate at	Percentage
($ in thousands)	December 31, 2005	December 31, 2006	Increase

Owned receivables	$879,468	$1,143,000	30.0%
Securitized receivables	2,880,401	3,745,000	30.0%

Managed receivables	$3,759,869	$4,888,000	30.0%

The components of pretax income for Advanta Business Cards are as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2006	2005	2006	2005

Net interest income on owned interest-earning assets	$26,896	$20,004	$73,732	$59,105
Noninterest revenues	81,832	76,295	249,274	221,282
Provision for credit losses	(9,202)	(11,275)	(28,681)	(30,297)
Operating expenses	(65,789)	(58,460)	(187,831)	(182,754)

Pretax income	$33,737	$26,564	$106,494	$67,336

Net interest income on owned interest-earning assets increased $6.9 million for the three months ended September 30, 2006 as compared to the same period of 2005 and increased $14.6 million for the nine months ended September 30, 2006 as compared to the same period of 2005. The increases in net interest income on owned interest-earning assets in both periods were due primarily to increases in average owned business credit card receivables, partially offset by decreases in the average yield earned on our business credit card receivables as a result of an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing as compared to the same periods of 2005 due to a higher rate of growth in 2006. Average owned business credit card receivables increased $294 million for the three months ended September 30, 2006 and increased $239 million for the nine months ended September 30, 2006, both as compared to the same periods of 2005.
Noninterest revenues include securitization income, servicing revenues, interchange income and other revenues, and are reduced by business credit card rewards costs. Noninterest revenues increased $5.5 million for the three months ended September 30, 2006 as compared to the same period of 2005 and increased $28.0 million for the nine months ended September 30, 2006 as compared to the same period of 2005. The most significant components of the variances in both the three and nine months ended September 30, 2006 as compared to the same periods of 2005 were increases in interchange income resulting from higher merchandise sales transaction volume and increases in servicing revenues resulting from higher average securitized receivables, partially offset by decreases in securitization income and increases in business credit card reward costs. Securitization income decreased for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 due primarily to an increase in the floating interest rates earned by noteholders and a decrease in yields on securitized receivables, partially offset by the positive impact of decreases in the net principal charge-off rates on securitized receivables and growth in average securitized receivables. Noninterest revenues for the nine months ended September 30, 2006 also include a $2.4 million investment gain on MasterCard Incorporated’s redemption of a portion of our shares related to their initial public offering. Noninterest revenues for the three months ended September 30, 2006 and the nine months ended September 30, 2005 and 2006 include the impact of changes in estimated costs of future reward redemptions. See further discussion in the “Other Revenues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The decreases in provision for credit losses for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 were due primarily to a reduction in the estimate of losses inherent in the portfolio based on lower bankruptcy petition filings and improvements in delinquency and net principal charge-off rates reflecting the current composition of the portfolio that includes more high credit quality customers as compared to 2005, partially offset by increases in average owned business credit card receivables. The three and nine months ended September 30, 2005 also included additional provisions related to potential incremental exposures from increases in the number of customers filing for bankruptcy protection and the 2005 hurricanes. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.
Operating expenses for the three and nine months ended September 30, 2006 increased as compared to the same periods of 2005 due primarily to higher business credit card marketing expenses related to incremental customer acquisition costs, higher amortization of deferred origination costs related to the increases in new account originations, and employee stock option expense resulting from the adoption of SFAS No. 123R. Additionally, the increases in the nine months ended September 30, 2006 were partially offset by a decrease in salaries and employee benefits. Salaries and employee benefits for the nine months ended September 30, 2005 included expenses associated with a separation agreement for a former executive and severance and related costs associated with productivity and efficiency initiatives.
INTEREST INCOME AND EXPENSE
Interest income increased $10.6 million to $45.9 million for the three months ended September 30, 2006 as compared to the same period of 2005 and increased $26.4 million to $124.7 million for the nine months ended September 30, 2006 as compared to the same period of 2005. The increases in interest income in both periods were due primarily to increases in average balances of owned business credit card receivables and increases in average yields earned on our investments, partially offset by decreases in the average yields earned on our business credit card receivables. Yields on business credit card receivables decreased for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 as a result of an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing as compared to the same periods of 2005 due to a higher rate of growth in 2006.
Interest expense increased $4.3 million to $19.6 million for the three months ended September 30, 2006 as compared to the same period of 2005 and increased $11.5 million to $53.1 million for the nine months ended September 30, 2006 as compared to the same period of 2005. The increases in interest expense were due primarily to increases in our average deposits outstanding and an increase in the average cost of funds on deposits resulting from the interest rate environment. Average deposits increased $159 million for the three months ended September 30, 2006 as compared to the same period of 2005 and increased $198 million for the nine months ended September 30, 2006 as compared to the same period of 2005. We expect our average cost of funds on deposits to increase through the remainder of 2006 based on the expected cost of deposits that we plan to originate to replace deposits maturing in the fourth quarter of 2006.
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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended September 30,
	2006			2005
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards (1)	$1,114,122	$33,968	12.10%	$819,870	$26,546	12.85%
Other receivables	7,732	94	4.82	8,609	117	5.39

Total receivables	1,121,854	34,062	12.05	828,479	26,663	12.77
Investments (2)	543,148	7,198	5.19	574,156	5,007	3.42
Retained interests in securitizations	207,912	4,671	8.99	168,581	3,627	8.60
Interest-earning assets of discontinued operations	0	0	0.00	4,871	83	6.79

Total interest-earning assets (3)	1,872,914	$45,931	9.72%	1,576,087	$35,380	8.90%
Noninterest-earning assets	369,859			529,863

Total assets	$2,242,773			$2,105,950

Interest-bearing liabilities:
Deposits	$1,201,061	$13,861	4.58%	$1,041,578	$9,342	3.56%
Debt	213,312	3,483	6.48	235,023	3,668	6.19
Subordinated debt payable to preferred securities trust	103,093	2,289	8.88	103,093	2,289	8.88
Other borrowings	1,171	16	5.52	243	2	3.69

Total interest-bearing liabilities	1,518,637	$19,649	5.14%	1,379,937	$15,301	4.40%
Noninterest-bearing liabilities	190,079			224,292

Total liabilities	1,708,716			1,604,229

Stockholders’ equity	534,057			501,721

Total liabilities and stockholders’ equity	$2,242,773			$2,105,950

Net interest spread			4.58%			4.50%
Net interest margin			5.57%			5.05%

(1)	Interest income includes late fees for owned business credit card receivables of $2.3 million for the three months ended September 30, 2006 and $1.8 million for the same period of 2005.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

	Nine Months Ended September 30,
	2006			2005
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards (1)	$1,014,566	$92,847	12.24%	$775,582	$74,465	12.84%
Other receivables	7,638	281	4.92	9,200	370	5.37

Total receivables	1,022,204	93,128	12.18	784,782	74,835	12.75
Investments (2)	514,692	18,536	4.75	549,060	12,280	2.95
Retained interests in securitizations	194,721	13,052	8.94	168,456	11,214	8.88
Interest-earning assets of discontinued operations	0	0	0.00	9,584	600	8.34

Total interest-earning assets (3)	1,731,617	$124,716	9.61%	1,511,882	$98,929	8.73%
Noninterest-earning assets	448,217			420,739

Total assets	$2,179,834			$1,932,621

Interest-bearing liabilities:
Deposits	$1,132,588	$36,027	4.25%	$935,035	$23,606	3.38%
Debt	215,469	10,160	6.30	247,371	11,324	6.12
Subordinated debt payable to preferred securities trust	103,093	6,868	8.88	103,093	6,868	8.88
Other borrowings	701	28	5.30	82	2	3.68

Total interest-bearing liabilities (4)	1,451,851	$53,083	4.89%	1,285,581	$41,800	4.35%
Noninterest-bearing liabilities	197,413			176,948

Total liabilities	1,649,264			1,462,529

Stockholders’ equity	530,570			470,092

Total liabilities and stockholders’ equity	$2,179,834			$1,932,621

Net interest spread			4.72%			4.38%
Net interest margin			5.53%			5.05%

(1)	Interest income includes late fees for owned business credit card receivables of $6.2 million for the nine months ended September 30, 2006 and $4.9 million for the same period of 2005.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations in the nine months ended September 30, 2005.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES
For the three months ended September 30, 2006, provision for credit losses on a consolidated basis decreased $2.0 million to $9.2 million as compared to the same period of 2005. For the nine months ended September 30, 2006, provision for credit losses on a consolidated basis decreased $1.6 million to $28.6 million as compared to the same period of 2005. The decreases in provision for credit losses for both periods were due primarily to a reduction in the estimate of losses inherent in the portfolio based on lower bankruptcy petition filings and improvements in delinquency and net principal charge-off rates reflecting the current composition of the portfolio that includes more high credit quality customers, partially offset by increases in average owned business credit card receivables of $294 million for the three months ended September 30, 2006 as compared to the same period of 2005 and $239 million for the nine months ended September 30, 2006 as compared to the same period of 2005. In addition, the provision for credit losses in the three and nine months ended September 30, 2005 included additional provision for estimated credit losses related to potential incremental exposures from the increase in the number of customers filing for bankruptcy protection and the 2005 hurricanes. Charge-off rates in both 2005 and 2006 were impacted by the change in bankruptcy law that resulted in receipt of a significantly higher than average number of bankruptcy filings in the months of September, October and November 2005, as borrowers rushed to file their petitions before the new bankruptcy law took effect on October 17, 2005. We estimated that the increase in bankruptcy petition filings in 2005 principally reflected an acceleration of losses that we otherwise would have expected to occur in later periods, including the first half of 2006. Both the reduction in the number of bankruptcy petition filings and improved credit quality contributed to the lower level of charge-offs for the three and nine months ended September 30, 2006 as compared to the same periods of 2005. Additionally, the acceleration of charge-offs into 2005 contributed to the lower level of charge-offs for the nine months ended September 30, 2006 as compared to the same period of 2005.
The allowance for receivable losses on business credit card receivables was $48.7 million as of September 30, 2006, or 4.07% of owned receivables, which was lower as a percentage of owned receivables than the allowance of $44.3 million, or 5.04% of owned receivables, as of December 31, 2005. Owned business credit card receivables increased to $1.2 billion at September 30, 2006 from $879 million at December 31, 2005. The decrease in allowance as a percentage of owned receivables reflects a reduction in the estimate of losses inherent in the portfolio based on improvements in delinquency and net principal charge-off rates reflecting the current composition of the portfolio that includes more high credit quality customers. The decrease also reflects a reduction in our estimate of potential loss exposure related to customers affected by the 2005 hurricanes based on our experience with those customers to date.

The following table provides credit quality data as of and for the periods indicated for our owned receivable portfolio, including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit card and other receivables.

	September 30,	December 31,	September 30,
($ in thousands)	2006	2005	2005

Consolidated – Owned
Allowance for receivable losses	$49,952	$45,589	$51,632
Receivables 30 days or more delinquent	29,156	23,646	27,324
Receivables 90 days or more delinquent	13,182	10,837	12,479
Nonaccrual receivables	12,492	11,476	13,006
Accruing receivables past due 90 days or more	11,870	9,479	10,291
As a percentage of receivables:
Allowance for receivable losses	4.14%	5.14%	6.21%
Receivables 30 days or more delinquent	2.42	2.66	3.29
Receivables 90 days or more delinquent	1.09	1.22	1.50
Nonaccrual receivables	1.04	1.29	1.56
Accruing receivables past due 90 days or more	0.98	1.07	1.24
Net principal charge-offs for the year-to-date period ended September 30 and December 31	$24,610	$44,870	$29,101
Net principal charge-offs for the three months ended September 30 and December 31	9,002	15,769	10,075
As a percentage of average receivables (annualized):
Net principal charge-offs for the year-to-date period ended September 30 and December 31	3.21%	5.32%	4.94%
Net principal charge-offs for the three months ended September 30 and December 31	3.21	6.18	4.86

Business Credit Cards – Owned
Allowance for receivable losses	$48,740	$44,323	$50,365
Receivables 30 days or more delinquent	29,081	23,595	27,324
Receivables 90 days or more delinquent	13,182	10,837	12,479
Nonaccrual receivables	12,492	11,476	13,006
Accruing receivables past due 90 days or more	11,870	9,479	10,291
As a percentage of receivables:
Allowance for receivable losses	4.07%	5.04%	6.12%
Receivables 30 days or more delinquent	2.43	2.68	3.32
Receivables 90 days or more delinquent	1.10	1.23	1.52
Nonaccrual receivables	1.04	1.30	1.58
Accruing receivables past due 90 days or more	0.99	1.08	1.25
Net principal charge-offs for the year-to-date period ended September 30 and December 31	$24,606	$44,865	$29,097
Net principal charge-offs for the three months ended September 30 and December 31	9,002	15,768	10,075
As a percentage of average receivables (annualized):
Net principal charge-offs for the year-to-date period ended September 30 and December 31	3.23%	5.37%	5.00%
Net principal charge-offs for the three months ended September 30 and December 31	3.23	6.23	4.92

SECURITIZATION INCOME
We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Securitizations impact the following line items on our consolidated income statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2006	2005	2006	2005

Securitization income	$26,232	$31,797	$89,496	$92,259
Interest income (discount accretion)	4,671	3,627	13,052	11,214
Interchange income	40,038	33,197	112,879	92,918
Servicing revenues	16,777	12,785	45,788	38,203

Total	$87,718	$81,406	$261,215	$234,594

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
Securitization income decreased $5.6 million for the three months ended September 30, 2006 as compared to the same period of 2005 and decreased $2.8 million for the nine months ended September 30, 2006 as compared to the same period of 2005. Securitization income decreased for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 due primarily to an increase in the floating interest rates earned by noteholders and a decrease in yields on securitized receivables, partially offset by the positive impact of decreases in the net principal charge-off rates on securitized receivables and growth in average securitized receivables. Yields on securitized receivables decreased for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 as a result of an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing as compared to the same periods of 2005 due to a higher rate of growth in 2006. The increase in the floating interest rates earned by noteholders for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 resulted from the rising interest rate environment. The decreases in charge-off rates on securitized receivables for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 were due to the current composition of the portfolio that includes more high credit quality customers and the impact of the change in bankruptcy law in 2005 discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We estimate that the increase in bankruptcy charge-offs in 2005 principally reflected an acceleration of losses that we otherwise would have expected to occur in later periods, including the first half of 2006. As a result of lower yields, higher floating interest rates earned by noteholders, the impact of the timing of bankruptcy charge-offs and our expectations regarding future charge-off rates, our estimate of future cash flows over the three-month weighted average life of the existing securitized receivables decreased at September 30, 2006 as compared to the estimates at December 31, 2005, which resulted in an unfavorable valuation adjustment to the retained interest-only strip of $3.5 million in the nine months ended September 30, 2006.

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

The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

Managed Financial Measures and Statistics
	Advanta				Advanta
	Business	GAAP	Securitization		Business Cards	Managed
($ in thousands)	Cards GAAP	Ratio (1)	Adjustments		Managed	Ratio (1)

Three Months Ended September 30, 2006
Net interest income	$26,896	8.14%	$63,784		$90,680	8.06%
Noninterest revenues	81,832	24.76	(34,385)		47,447	4.21
Provision for credit losses	9,202	2.78	29,399	(2)	38,601	3.43
Average business credit card interest-earning assets	1,322,034		3,180,872		4,502,906
Three Months Ended September 30, 2005
Net interest income	$20,004	8.10%	$71,653		$91,657	10.27%
Noninterest revenues	76,295	30.87	(35,780)		40,515	4.54
Provision for credit losses	11,275	4.56	35,873	(2)	47,148	5.28
Average business credit card interest-earning assets	988,451		2,582,443		3,570,894
Nine Months Ended September 30, 2006
Net interest income	$73,732	8.13%	$194,680		$268,412	8.51%
Noninterest revenues	249,274	27.48	(108,053)		141,221	4.48
Provision for credit losses	28,681	3.16	86,627	(2)	115,308	3.66
Average business credit card interest-earning assets	1,209,287		2,996,350		4,205,637
Nine Months Ended September 30, 2005
Net interest income	$59,105	8.35%	$215,472		$274,577	10.63%
Noninterest revenues	221,282	31.25	(106,005)		115,277	4.46
Provision for credit losses	30,297	4.28	109,467	(2)	139,764	5.41
Average business credit card interest-earning assets	944,038		2,501,221		3,445,259

As of September 30, 2006
Ending business credit card receivables	$1,198,550		$3,449,366		$4,647,916
Receivables 30 days or more delinquent	29,081	2.43%	96,240		125,321	2.70%
Receivables 90 days or more delinquent	13,182	1.10	43,911		57,093	1.23
As of December 31, 2005
Ending business credit card receivables	$879,468		$2,880,401		$3,759,869
Receivables 30 days or more delinquent	23,595	2.68%	87,610		111,205	2.96%
Receivables 90 days or more delinquent	10,837	1.23	40,223		51,060	1.36
As of September 30, 2005
Ending business credit card receivables	$822,821		$2,781,397		$3,604,218
Receivables 30 days or more delinquent	27,324	3.32%	100,650		127,974	3.55%
Receivables 90 days or more delinquent	12,479	1.52	45,387		57,866	1.61

(1)	Ratios are as a percentage of average business credit card interest-earning assets except delinquency ratios which are as a percentage of ending business credit card receivables.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs. In addition, unfavorable valuation adjustments to retained interests in securitizations of $3.5 million in the nine months ended September 30, 2006 are included as increases to provision for credit losses.

SERVICING REVENUES
Advanta Business Cards recognized servicing revenue as follows:

($ in thousands)	2006	2005

Three months ended September 30	$16,777	$12,785
Nine months ended September 30	45,788	38,203

The increases in servicing revenue for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 were due to increased volume of securitized business credit card receivables.
OTHER REVENUES

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2006	2005	2006	2005

Interchange income	$52,835	$42,891	$148,445	$119,325
Business credit card cash back rewards	(12,244)	(9,297)	(32,609)	(22,539)
Business credit card business rewards	(5,394)	(5,021)	(15,442)	(15,354)
Balance transfer fees	1,639	1,246	4,972	3,891
Investment securities gains (losses), net	1,091	(109)	4,623	76
Cash usage fees	732	780	2,409	2,438
Earnings on investment in Fleet Credit Card Services, L.P.	0	0	819	1,033
Other business credit card fees	912	802	2,517	2,244
Other, net	617	565	1,727	2,975

Total other revenues, net	$40,188	$31,857	$117,461	$94,089

Interchange income includes interchange fees on both owned and securitized business credit card receivables. The increases in interchange income for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 were due primarily to higher merchandise sales transaction volume. The average interchange rates were 2.2% for the three-month and nine-month periods ended September 30, 2006 and 2005.
The increases in business credit card cash back rewards for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 were due primarily to higher merchandise sales transaction volume and higher average number of business credit card accounts in the cash back rewards programs. The increases in business credit card business rewards for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 were due primarily to higher merchandise sales transaction volume, partially offset by changes in estimates of costs of future reward redemptions. Changes in estimates are based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. Changes in estimates increased other revenues by $500 thousand for the three months ended September 30, 2006. There were no changes in business rewards estimates in the three months ended September 30, 2005. Changes in estimates increased other revenues by $1.2 million for the nine months ended September 30, 2006 as compared to a decrease of $1.7 million for the same period of 2005.
The increases in balance transfer fees for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 were due primarily to increases in new account originations.
Investment securities gains, net, include realized and unrealized gains and losses on venture capital investments reflecting the market conditions for those investments in each respective period, as well as realized gains and losses on the sale of other investments. We had gains of $607 thousand on venture capital investments for the three months ended September 30, 2006 as compared to net losses of $110 thousand for the same period of 2005. We had gains of $938 thousand on venture capital investments for the nine months ended September 30, 2006 as compared to net gains of $74 thousand for the same period of 2005. For the nine months ended September 30, 2006, net realized gains on other investments included a $2.4 million gain on MasterCard Incorporated’s redemption of a portion of our shares related to their initial public offering.
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
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2006	2005	2006	2005

Salaries and employee benefits	$23,869	$21,605	$71,172	$73,760
Amortization of deferred origination costs, net	11,984	11,526	35,643	29,413
Marketing	7,895	4,327	15,652	16,424
External processing	6,077	5,587	18,200	16,218
Professional fees	3,216	2,494	8,711	8,996
Equipment	2,351	2,713	7,339	8,226
Occupancy	2,340	1,995	6,811	5,879
Credit	1,423	1,355	3,896	4,036
Other	6,777	7,113	20,883	20,634

Total operating expenses	$65,932	$58,715	$188,307	$183,586

Salaries and employee benefits increased for the three months ended September 30, 2006 as compared to the same period of 2005. The largest component of this increase was the expense related to employee stock options resulting from the adoption of SFAS No. 123R as discussed below. Salaries and employee benefits for the nine months ended September 30, 2006 decreased as compared to the same period of 2005 due to $2.9 million of expense associated with a separation agreement with a former executive in the first quarter of 2005 and a reduction in staffing levels implemented in the second quarter of 2005 as part of productivity and efficiency initiatives that resulted in $2.1 million of severance and related costs. These decreases in salaries and employee benefits for the nine months ended September 30, 2006 were partially offset by the increase in expense related to employee stock options in 2006.

In December 2004, the FASB issued SFAS No. 123R that addresses accounting for equity-based compensation arrangements, including employee stock options. Entities are required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. Prior to January 1, 2006, we used the accounting methodology in Opinion No. 25 and, as a result, had not recognized compensation expense for options granted to employees under our stock option plans. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method, and recognized $1.0 million of salaries and employee benefits expense related to employee stock options for the three months ended September 30, 2006 and $2.7 million for the nine months ended September 30, 2006. As of September 30, 2006, total unrecognized compensation expense related to outstanding stock options was $9.5 million and the expense is expected to be recognized over a weighted average period of 2.2 years.
Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. Amortization of deferred origination costs, net, increased for the nine months ended September 30, 2006 as compared to the same period of 2005 due primarily to an increase in new account originations, partially offset by a decrease in our average acquisition cost per account due to enhanced product offerings resulting in improved effectiveness in account acquisition campaigns.
Marketing expense increased for the three months ended September 30, 2006 as compared to the same period in 2005 due primarily to incremental customer acquisition costs largely associated with new prospect lists. Marketing expense decreased in the nine months ended September 30, 2006 as compared to the same period of 2005 due primarily to a reduction in sponsorship activities relating to cultural events, partially offset by the incremental customer acquisition costs discussed above. In addition, for the nine months ended September 30, 2006 as compared to the same period of 2005, marketing expense decreased due to higher costs in 2005 associated with the development of programs to originate new customers. Costs related to marketing programs to stimulate card usage, enhance customer loyalty and retain existing accounts also were lower in the nine months ended September 30, 2006 as compared to the same period of 2005, due to a refinement in the targeting of those marketing programs.
External processing expense increased for the nine months ended September 30, 2006 as compared to the same period of 2005 due primarily to an increase in the number of accounts and higher transaction volume.
Professional fees increased for the three months ended September 30, 2006 as compared to the same period of 2005 due primarily to costs related to efficiency and other operational consulting services.
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

INCOME TAXES
Income tax expense attributable to continuing operations was as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2006	2005	2006	2005

Income tax expense	$13,222	$10,329	$41,361	$31,871
Effective tax rate	38.5%	39.0%	38.5%	23.6%

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. Excluding the impact of the Bank of America agreement and reevaluation of the valuation allowance discussed below, our effective tax rate would have been 39% for the nine months ended September 30, 2005. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet, which was acquired by Bank of America, and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the nine months ended September 30, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the nine months ended September 30, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of September 30, 2006, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
In the third quarter of 2006, we completed the preparation and filing of our 2005 U.S. federal income tax return and recognized a current tax benefit and deferred tax provision to reflect a reduction in current taxes payable and deferred tax assets and an increase in current income tax receivable from the amounts previously estimated. These results were due to changes in the timing of certain deductions and recognition of certain revenues in the 2005 tax return and had no net impact on our effective tax rate or total income tax expense in the three and nine months ended September 30, 2006.
We have $7.3 million of capital loss carryforwards at September 30, 2006 that are scheduled to expire in the year ending December 31, 2010.
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
DISCONTINUED OPERATIONS
There was no gain (loss) on discontinuance of our mortgage business for the three months ended September 30, 2006. In the three months ended September 30, 2005, we recorded a $20.2 million pretax loss on discontinuance of our mortgage business that had the following components: (1) a $25.5 million loss resulting from the court ruling in the July 26, 2001 litigation with Chase Manhattan Mortgage Corporation (“Chase”); (2) a $3.1 million gain on the settlement with Chase of separate litigation that commenced during 2004; and (3) a $2.2 million gain representing a change in estimate of future costs of mortgage business-related litigation costs. The most significant components of the change in estimate of future litigation costs were favorable insurance recoveries and related legal costs.
In the nine months ended September 30, 2006, we recorded a $500 thousand pretax gain on discontinuance of our mortgage business representing changes in estimates of legal expenses and related insurance reimbursements and other favorable changes in estimate related to a former mortgage insurance product. In the nine months ended September 30, 2005, we recorded a pretax loss of $15.7 million on the discontinuance of our mortgage business. In addition to the components of the loss discussed above for the three months ended September 30, 2005, we had a $4.5 million favorable change in estimate of future costs of mortgage business-related contingent liabilities in the six months ended June 30, 2005. The most significant components of the change in estimate were expected recoveries from insurance reimbursements for legal expenses incurred during either past or on-going litigation, partially offset by increased litigation reserves and reserves for legal costs, based on developments in litigation in that period.
There was no gain (loss) on discontinuance of our leasing business for the three months ended September 30, 2006 or 2005. We recorded a pretax gain on the discontinuance of our leasing business of $700 thousand for the nine months ended September 30, 2006 and $2.0 million for the same period of 2005, both representing changes in estimated leasing operating results of the leasing segment over the wind down period. The largest components of the change in estimate in 2006 were favorable credit recoveries and equipment realization rates based on recent performance trends. The largest components of the change in estimate in 2005 were favorable credit performance and sales tax assessments, partially offset by a reduction in estimated realization rates on equipment residuals.

OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At September 30, 2006, off-balance sheet securitized receivables represented 61% of our funding. These transactions enable us to limit our credit risk in the securitized receivables to the amount of our retained interests in securitizations. We had securitized business credit card receivables of $3.4 billion at September 30, 2006 and $2.9 billion at December 31, 2005.
The following table summarizes securitization data including income and cash flows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2006	2005	2006	2005

Average securitized receivables	$3,388,784	$2,751,024	$3,191,071	$2,669,677
Securitization income	26,232	31,797	89,496	92,259
Discount accretion	4,671	3,627	13,052	11,214
Interchange income	40,038	33,197	112,879	92,918
Servicing revenues	16,777	12,785	45,788	38,203
Proceeds from new securitizations	121,591	391,606	1,191,855	782,281
Proceeds from collections reinvested in revolving-period securitizations	2,003,338	1,339,654	5,466,735	4,379,824
Cash flows received on retained interests	66,270	82,140	236,480	222,869

See “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of income related to securitizations. See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005.
In the nine months ended September 30, 2006, we completed additional business credit card securitizations using the AdvantaSeries de-linked structure. The revolving periods for those securitizations extend to the following dates:

	Noteholder
	Principal	Coupon	Scheduled End of
($ in thousands)	Balance	Type	Revolving Period

AdvantaSeries Class A (2006-A1)	$200,000	Fixed	February 28, 2007
AdvantaSeries Class A (2006-A2)	250,000	Floating	May 31, 2008
AdvantaSeries Class A (2006-A3)	250,000	Fixed	September 30, 2008
AdvantaSeries Class A (2006-A4)	300,000	Floating	August 31, 2010
AdvantaSeries Class B (2006-B1)	100,000	Floating	November 30, 2008
AdvantaSeries Class B (2006-B2)	125,000	Floating	October 31, 2010
AdvantaSeries Class D (2006-D1)	15,000	Floating	May 31, 2010
AdvantaSeries Class D (2006-D2)	25,000	Floating	September 30, 2010

We have a $200 million committed commercial paper conduit facility that provides off-balance sheet funding, none of which was used at September 30, 2006. Upon the expiration of this facility in June 2007, management expects to obtain the appropriate level of replacement funding under similar terms and conditions.
When a securitization is in its revolving period, principal collections on securitized receivables allocated to that securitization are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a securitization starts its accumulation period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables during an accumulation period of a securitization, we need to replace that amount of funding. Our $400 million Series 2003-D securitization ended its revolving period in August 2006 and noteholders are expected to be paid in November 2006. We are replacing the funding of the accumulating securitization through additional securitizations with similar terms and conditions as our recent securitizations. The level of investment-grade notes outstanding at September 30, 2006 issued as part of the AdvantaSeries de-linked securitization structure, and our ability to issue and hold additional AdvantaSeries non-investment grade notes, provides additional capacity for future securitization issuances in excess of our expected securitization funding needs through the first half of 2007. The de-linked structure provides flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions.
The following securitizations had noteholder principal payment dates in the nine months ended September 30, 2006:

	Noteholder	End of Revolving	Noteholder
($ in thousands)	Principal Balance	Period	Payment Date

Series 2003-A	$400,000	November 2005	February 2006
Series 2003-B	300,000	March 2006	June 2006

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

	September 30,	December 31,
	2006	2005

Estimated percentage increase (decrease) in net interest income on owned receivables:
Assuming 200 basis point increase in interest rates	10%	13%
Assuming 200 basis point decrease in interest rates	(3)%	(11)%

Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase in interest rates	(7)%	(9)%
Assuming 200 basis point decrease in interest rates	16%	12%

Estimated percentage increase (decrease) in net interest income on managed receivables:
Assuming 200 basis point increase in interest rates	(2)%	(3)%
Assuming 200 basis point decrease in interest rates	11%	5%

Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of the majority of our off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the cardholder pays their balance in full each month. Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario. Changes in the composition of our balance sheet, the interest rate environment, business credit card pricing terms and securitization funding strategies have also impacted the results of the net interest income sensitivity analyses as of September 30, 2006 as compared to the results as of December 31, 2005.
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

LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION
At September 30, 2006, we had a high level of liquidity including $84.9 million of cash and $332.0 million of federal funds sold. In addition, at September 30, 2006 we had $719.4 million of receivables held for sale that could be sold to generate additional liquidity. We also had investments available for sale at September 30, 2006 that could be sold to generate additional liquidity. At September 30, 2006, we had $117.7 million of subordinated trust assets held at non-bank subsidiaries that were rated BB by Standard & Poor’s and Ba2 by Moody’s Investor Service and could be sold or borrowed against to generate additional liquidity.
As shown on the statements of cash flows, we used $93.9 million of cash in operating activities in the nine months ended September 30, 2006 and $163.0 million for the nine months ended September 30, 2005. Cash used in both periods is due primarily to the increase in receivables held for sale in excess of proceeds from receivables sold in the period and due to the timing of securitization transactions. We expect to fund future growth and continuing operations with off-balance sheet securitizations, deposits and sources of operating cash flow, including excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables.
Our access to unsecured, institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. However, we do have access to a diversity of funding sources. Our components of funding were as follows:

	September 30, 2006		December 31, 2005
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables (1)	$3,324,971	61%	$2,771,505	59%
Deposits	1,222,903	22	1,070,572	23
Debt and other borrowings	260,010	5	226,856	5
Subordinated debt payable to preferred securities trust	103,093	2	103,093	2
Equity	548,589	10	515,437	11

Total	$5,459,566	100%	$4,687,463	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.
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
At September 30, 2006, we had $43.9 million of federal funds purchased that matured on October 2, 2006. There were no federal funds purchased at December 31, 2005. Federal funds purchased and other short-term borrowings are additional sources of liquidity and represent incremental funding capacity. These sources of liquidity are short-term in nature and are used as necessary to fund short-term liquidity needs generated by the timing of asset growth.
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
Advanta Corp. and its subsidiaries are involved in litigation, class action lawsuits, claims and legal proceedings arising in the ordinary course of business or discontinued operations. See Note 9 to the consolidated financial statements for further discussion. Management believes that the aggregate loss, if any, resulting from existing litigation, claims and other legal proceedings will not have a material adverse effect on our liquidity or capital resources based on our current expectations regarding the ultimate resolutions of these existing actions after consultation with our attorneys. However, due to the inherent uncertainty in litigation and since the ultimate resolutions of our litigation, claims and other legal proceedings are influenced by factors outside of our control, it is reasonably possible that the estimated cash flow related to these proceedings may change or that actual results will differ from our estimates.
Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and primarily funds our business purpose credit cards. Advanta Bank Corp. paid dividends to Advanta Corp. of $45 million in the nine months ended September 30, 2006. At September 30, 2006, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 19.7% as compared to 21.8% at December 31, 2005. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.
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
Forward-looking statements are subject to various assumptions, risks and uncertainties which change over time, and speak only as of the date they are made. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “believe,” “will likely result,” “projected,” “may,” or other similar words or phrases. We undertake no obligation to update any forward-looking information except as required by law. However, any further disclosures made on related subjects in our subsequent reports filed with the SEC, including our Reports on Forms 10-K, 10-Q and 8-K, should be consulted. We caution readers that actual results may be materially different from those in the forward-looking information. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
(1)	factors affecting our net interest income on owned and securitized receivables, including fluctuations in the volume of receivables and the range and timing of pricing offers to cardholders;

(2)	competitive pressures, including product development and pricing, among financial institutions;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic and environmental conditions that affect the level of new account originations, customer spending, delinquencies and charge-offs;

(4)	factors affecting fluctuations in the number of accounts or receivable balances, including the retention of cardholders after promotional pricing periods have expired;

(5)	interest rate fluctuations;

(6)	the level of expenses;

(7)	the timing of the securitization of our receivables;

(8)	the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, and examinations;

(9)	effect of, and changes in, tax laws, rates, regulations and policies;

(10)	effect of legal and regulatory developments, including changes in bankruptcy laws and regulations and the ultimate resolution of industry-related judicial proceedings relating to the legality of certain interchange rates;

(11)	relationships with customers, significant vendors and business partners;

(12)	difficulties or delays in the development, production, testing and marketing of products or services, including the ability and cost to obtain intellectual property rights or a failure to implement new products or services when anticipated;

(13)	the amount and cost of financing available to us;

(14)	the ratings on the debt of Advanta Corp. and its subsidiaries;

(15)	the effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles;

(16)	the impact of litigation, including judgments, settlements and actual or anticipated insurance recoveries for costs or judgments;

(17)	the proper design and operation of our disclosure controls and procedures; and

(18)	the ability to attract and retain key personnel.
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
An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legislative and regulatory developments may affect our business operations and ability to generate new accounts. Banking and finance businesses in general are the subject of extensive regulation at the state and federal levels, and numerous legislative and regulatory proposals are advanced each year which, if adopted, could affect our profitability or the manner in which we conduct our activities. Additionally, industrial loan banks, such as Advanta Bank Corp., are subject to extensive state and federal regulation and scrutiny. On July 28, 2006, the Federal Deposit Insurance Corporation (“FDIC”) adopted a six-month moratorium on applications for deposit insurance by industrial loan banks as well as on notices of change in bank control for existing industrial loan banks. The recently adopted moratorium is not expected to impact our current business operations. It is impossible to determine the extent of the impact of any new or additional laws, regulations or initiatives that may be proposed or whether any of the federal or state proposals will become law.
The credit card industry is also highly regulated by federal and state laws. These laws affect how loans are made, enforced and collected. The United States Congress and state legislatures may pass new laws, or may amend existing laws, to further regulate the credit card industry or to reduce finance charges or other fees applicable to credit card accounts. This could make it more difficult for us to change the terms of our existing business credit card accounts or to collect business credit card receivables and could decrease our income and profitability. In recent years certain industry groups and consumers have expressed concerns about interchange rates related to VISA®* and MasterCard®** credit and debit transactions and about increases in the interchange rates. In some other countries, regulators have taken actions to challenge or reduce interchange rates and certain other fees banks charge on transactions. While there is no specific imminent regulatory action pending to restrict interchange rates in the United States, interchange rates have also been the topic of increased Congressional and regulatory interest. Also in the United States, several suits have been filed by various merchants alleging that the establishment of interchange rates violates the antitrust laws.

*	VISA® is a registered service mark of Visa International, Inc.

**	MasterCard® is a federally registered service mark of MasterCard International, Inc.

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
Actions by bank regulatory authorities as well as federal and state legislatures could affect the manner in which we conduct our business and our financial condition. We conduct our business credit card business through Advanta Bank Corp., a Utah chartered industrial bank that is subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. We also own Advanta National Bank, a national banking association that is subject to regulatory oversight primarily by the Office of the Comptroller of the Currency. Both banks are subject to provisions of federal law that regulate their activities and require them to operate in a safe and sound manner. The effects of, and changes in, the level of regulatory scrutiny, regulatory requirements and initiatives, including mandatory and possible discretionary actions by federal and state regulators, restrictions and limitations imposed by laws applicable to industrial loan banks and national banks, bank regulatory examinations, audits and possible agreements between the bank and its regulators may affect the operations of the bank and our financial condition. See “Item 1. Business – Government Regulation” in our Annual Report on Form 10-K for further discussion.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	The table below provides information with respect to all purchases of equity securities by us during the period from July 1, 2006 through September 30, 2006. All shares reported in the table below are shares of Class B Common Stock.

					(d)Maximum Number
				(c)Total Number	(or Approximate
	(a)Total			of Shares	Dollar Value of
	Number of			Purchased as	Shares) that May Yet
	Shares		(b)Average	Part of Publicly	Be Purchased Under
	Purchased (In		Price Paid	Announced Plans	the Plans or
Period	Thousands)		per Share	or Programs	Programs

7/1/06 – 7/31/06	1.2	(A)	$35.90	0	0
8/1/06 – 8/31/06	0.0		N/A *	0	0
9/1/06 – 9/30/06	0.6	(B)	$34.00	0	0

Total	1.8		$35.26	0	0

(A)	In July 2006, in connection with the exercise of employee stock options, 1,180 shares were withheld to meet Advanta Corp.’s minimum statutory tax withholding requirements.

(B)	In September 2006, in connection with the vesting of shares for a retiring employee pursuant to Advanta Corp.’s management incentive program, 598 shares were withheld to meet Advanta Corp’s minimum statutory tax withholding requirements.

*	N/A – Not Applicable

ITEM 6. EXHIBITS
Exhibits – The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
          Advanta Corp.
                   (Registrant)

By	/s/ Philip M. Browne

Senior Vice President and
Chief Financial Officer
November 8, 2006

By	/s/ David B. Weinstock

Vice President and
Chief Accounting Officer
November 8, 2006

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