Form 10-K
period 2006-12-31
ADVANTA CORP
filed 2007-02-28
CIK 96638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-14120
Advanta Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1462070 (I.R.S. Employer Identification No.)
Welsh & McKean Roads, P.O. Box 844 Spring House, Pennsylvania (Address of principal executive offices)	19477 (Zip Code)

(215) 657-4000 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report) None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $.01 par value per share Class B Common Stock, $.01 par value per share Class A Right Class B Right	NASDAQ Global Select Market NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☑      Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $843,514,867 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2007

Class A Common Stock, $.01 par value per share	9,606,862 shares
Class B Common Stock, $.01 par value per share	19,380,375 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2007 (Proxy Statement)	Part III

PART I

Item 1.	Business

In this Form 10-K, “Advanta”, “we”, “us” and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

Advanta is one of the nation’s largest credit card issuers (through Advanta Bank Corp.) in the small business market. We issue business purpose credit cards to small businesses and business professionals. Our business credit card accounts provide approved customers with unsecured revolving business credit lines. Advanta’s exclusive focus on the small business market, as well as our size, experience in the small business market and commitment to developing meaningful product offerings and a high level of service tailored to the needs of small businesses, differentiate us from other credit card issuers. We use our direct marketing and information based expertise to identify potential customers. Founded in 1951, Advanta has long been an innovator in developing and introducing many of the marketing techniques that are common in the financial services industry today, including remote lending and direct mail, affinity and relationship marketing.

At December 31, 2006, we had $1.1 billion of owned business credit card receivables and $4.1 billion of securitized business credit card receivables.

We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. We primarily fund and operate our business credit card business through Advanta Bank Corp., which offers a variety of deposit products that are insured by the Federal Deposit Insurance Corporation (the “FDIC”) in accordance with applicable FDIC regulations and limits. We offer credit protection and related products to our customers. A portion of these products are insurance products that we offer through our insurance subsidiaries, Advanta Life Insurance Company and Advanta Insurance Company. We also have venture capital investments remaining from our venture capital activities which had an estimated fair value of $1.0 million at December 31, 2006. In recent years, we have limited our new venture capital investment activity and we presently do not expect to make significant additional venture capital investments.

Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we exited our mortgage business and ceased originating new leases in our small ticket equipment leasing business. See “— Discontinued Operations.”

Prior to February 20, 1998, we also issued consumer credit cards. Under the terms of a contribution agreement, dated October 27, 1997 and amended on February 20, 1998, we and Fleet Financial Group, Inc. (“Fleet”) each contributed substantially all of the assets of our respective consumer credit card businesses, subject to liabilities, to a newly formed entity controlled by Fleet that is now known as Fleet Credit Card Services, L.P. This transaction is referred to in this Form 10-K as the “Consumer Credit Card Transaction.” We acquired a 4.99% interest in the Fleet Credit Card Services, L.P. as of the date of closing of the Consumer Credit Card Transaction. At December 31, 2006, our ownership interest in this partnership was approximately 1.3%. As a result of our May 28, 2004 agreement with Bank of America Corp. (“Bank of America”) and the combination of Bank of America’s and Fleet Credit Card Services, L.P.’s consumer credit card businesses, our partnership interest in Fleet Credit Card Services, L.P. represents an interest in the combined business. See Note 17 to the consolidated financial statements.

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

CONTINUING OPERATIONS

Advanta Business Cards

Overview

Advanta Business Cards is one of the nation’s largest issuers (through Advanta Bank Corp.) of business purpose credit cards to small businesses and business professionals. Our business purpose credit cards are issued and primarily funded by Advanta Bank Corp. Our strategy in our Advanta Business Cards business segment is to maximize long-term profits by attracting and retaining high credit quality customers and deepening our customer relationships.

Our principal objective is to use our information-based strategy to continue to prudently grow our business and increase our profitability. Based on our experience and expertise in analyzing the credit behavior and characteristics of our customers, we have developed an extensive database of customer information and attributes. We use this information, in conjunction with proprietary credit scoring, targeting and other sophisticated analytical models we have developed, to market our product offerings and services to prospective customers and to manage our relationships with our existing customers. We continually monitor our customer segments and validate our models based on actual results, and use this information to refine and improve our analytical assumptions. The information we gather and analyze allows us to market directly to specific customer segments and target prospects effectively. We also use this information proactively to anticipate customer needs and customize our product offerings to meet those needs and to enhance and maintain our relationships with existing customers.

We use a targeted approach to these market segments, aiming to anticipate the distinct needs of various small businesses and business professionals and to design product offerings and services that are useful to them, based on their specific needs. Our strategy also involves strengthening and deepening our relationships with our existing customers through our rewards programs, promotional offers, on-line account management tools and customer service.

Under the terms of our cardholder agreement, our business purpose credit cards may be used for business purposes only. Our business purpose credit cards provide approved customers with access, through merchants, banks, checks and ATMs, to unsecured revolving business purpose credit lines.

We are licensed to issue both MasterCard®* and VISA®** business purpose credit cards, although our primary product offering is a MasterCard® business purpose credit card. MasterCard® and VISA® both license banks and other financial institutions, such as Advanta Bank Corp., to issue credit cards using their respective service marks and interchange networks.

We offer a number of benefits that we believe are important to small businesses and business professionals, including:

•	competitively priced offerings and rewards programs;

•	additional cards for employees at no fee with the ability to set individual spending limits;

•	on-line, downloadable detailed expense management reports that categorize purchases and itemize charges for recordkeeping and tax purposes;

•	customized cards with the customer’s business name and logo displayed on the front of the card and customized business checks;

•	free on-line account management and account payment; and

*  MasterCard® is a federally registered service mark of MasterCard International, Inc.

** VISA® is a federally registered service mark of Visa International Service Association.

•	access to product features and services that are designed to meet the needs of our customers on favorable terms and conditions.

Additional benefits of our MasterCard® and VISA® business purpose credit cards include free auto rental insurance, free purchase protection service for a specified time period and several free emergency assistance and referral services. We are continually looking for innovative ways to tailor products to the needs of small businesses and business professionals.

We offer rewards programs with most of our business purpose credit cards. Under our rewards programs, customers may earn either cash back rewards or business rewards that can be redeemed for travel, gift certificates or merchandise, based on net purchases charged on their business credit card accounts.

As a participant in the MasterCard® and VISA® associations, Advanta Bank Corp. receives interchange fees as partial compensation for taking credit risk, absorbing fraud losses and funding credit card receivables for a limited period prior to account billing. The interchange fees are paid to us by merchant banks, based on the purchase activity of our customers. In addition to interchange income, we generate revenue through interest earned on outstanding balances, balance transfer fees, cash usage fees and other fees. We also generate fees and revenues through products and services offered to our business credit card customers such as specialty credit-related insurance, other credit protection products and services and other products relevant to small businesses.

For 2006, 94% of Advanta’s total revenues were derived from Advanta Business Cards as compared to 82% for 2005 and 98% for 2004. For 2005, Advanta’s total revenues also included the gain on transfer of consumer credit card business. See Note 16 to the consolidated financial statements for additional segment financial information about Advanta Business Cards and Note 17 to the consolidated financial statements for further information about the gain on transfer of consumer credit card business.

Origination

We originate, directly and through the use of third parties, substantially all of our business credit card accounts using direct marketing techniques. Our sources for potential customers include credit reporting agencies, lists from data compilers and customer lists from establishments that have a small business customer base. We also acquire customers through our strategic relationships with other organizations serving the small businesses market. In an effort to expand our customer reach, we regularly test new sources and channels for identifying potential customers. We target prospects for our business purpose credit cards using relevant information from the sources described above, historical solicitation data and our proprietary segmentation methods. Our targeting models and product offerings are continually updated to reflect changes in the competitive environment. We originated approximately 371 thousand new business credit card accounts during the year ended December 31, 2006.

Underwriting

We have developed sophisticated models for assessing the creditworthiness of applicants. Using a proprietary credit scoring system, we evaluate common applicant characteristics and their correlation to credit risk. We regularly validate and update our scoring models to maintain and enhance their predictive power.

On the application for our business purpose credit card, we request information about the individual signing the application (the “signing individual”) and the business. Generally, under the cardholder agreement for our business purpose credit card, the signing individual (typically an owner or authorized officer of the business) and the business are jointly and severally liable for all transactions on the account. On these accounts, we may consider credit-related and other relevant data about both the signing individual and the business in our assessment of the creditworthiness of potential customers. Through the application process, we verify the applicant’s identification information and collect information about the applicant’s business. This information, combined with credit reports received from external credit reporting agencies and other data sources, forms the basis for our decision to extend credit. The credit line size we offer varies and is ultimately determined based upon the information we receive regarding the credit history and creditworthiness of the business and signing individual. In other cases, however, we offer our business purpose credit card to business professionals. For these accounts we consider relevant data only about the signing individual in our credit assessment because on these accounts only the signing individual is liable.

Pricing

Our product offerings are competitively-priced and typically include promotional pricing and rewards. We design our product offerings to selectively attract and retain high credit quality customers and to respond to the competitive environment. Our current pricing and rewards strategies include a combination of promotional pricing and either cash back rewards or business rewards that our customers can redeem for travel, gift certificates or merchandise. A customer may receive promotional pricing, including an introductory period during which a low or zero percent finance charge rate is charged for a specified duration on specified types of transactions, after which the introductory rate generally is converted to a higher rate. Some customers may receive non-introductory promotional pricing for specified types of balances or account transactions. Generally, our customers earn rewards based on net purchases on their business credit card accounts. We continually test different pricing and reward strategies.

Our business credit card accounts are assigned finance charge rates which are either fixed or variable rates. Our variable finance charge rates adjust from time to time according to an interest rate index such as the Prime Rate or LIBOR. We may reprice accounts at our discretion and in accordance with the terms of the applicable cardholder agreement.

We continually monitor the credit quality of our business credit card customers and adjust the pricing and/or credit line size on their accounts based on a variety of factors, including changes in a customer’s credit standing and other factors that could indicate a risk of future nonpayment. To discourage delinquent payments, we assess late fees and use “penalty pricing” which automatically increases the finance charge rate assessed on any account that is in default in accordance with the terms of the applicable cardholder agreement. The amount by which the finance charge rate is automatically increased may vary.

Servicing

We use internal and external resources for servicing our credit card accounts. Certain administrative functions associated with the servicing of our business credit card accounts are outsourced to First Data Resources, Inc. Our agreement with FDR requires that the services be performed in accordance with our policies and procedures. The services may include: authorizing transactions through the MasterCard® and VISA® systems, based upon our criteria for approval; providing data processing services; performing billing, posting and settlement processes; generating monthly billing statements; providing credit and fraud management tools; and issuing credit card plastics and new account agreements. Under our policies and procedures, we monitor the services provided by FDR for compliance with our criteria.

Customer Service and Support

We maintain several channels of communication and support for our customers, including a toll-free phone number, on-line account management, secure message center and postal and facsimile services. We maintain multi-site contact centers, currently located in Horsham, Pennsylvania and Draper, Utah. Our contact centers are managed so that functions can be performed seamlessly regardless of geographic location. Customer contacts are distributed across these sites based on service level objectives. In addition, we leverage numerous technology solutions to increase efficiencies, reduce costs and improve customer satisfaction. We use metrics such as first contact resolution and average speed of answer to measure our performance and success.

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

Collections

Delinquencies and charge-offs are monitored by management in our collections and credit departments. We use a variety of techniques to discourage delinquent payments, including assessment of late fees and use of penalty pricing, as described above. Our credit evaluation, servicing and charge-off policies and collection practices may change from time to time in accordance with our business judgment and applicable laws and regulations.

We use a variety of collections strategies to pursue late payments. Our strategies are developed using proprietary models that analyze an array of variables, including payment history, Fair, Isaac and Company (“FICO”) credit score and other credit indicators, to predict the type and timing of collections activity to be implemented for each account in order to optimize our collection efforts. Collection activities include statement messages, formal collection letters and telephone calls, as well as a self-service website that our customers can access. We maintain multi-site collection centers, currently located in Horsham, Pennsylvania and Draper, Utah. Efforts to collect delinquent and charged-off accounts are made by our collections staff, supplemented in certain cases by external resources such as collection agencies and attorneys. We may sell accounts that we decide not to pursue through a collection agency or litigation.

Credit Protection and Related Products

We offer credit protection and related products to our existing business credit card customers. Our credit protection products include coverage for loss of life, disability, key person departure, business interruption and involuntary unemployment. A portion of our credit protection and related products are insurance products offered through our insurance subsidiaries. Together with unaffiliated insurance carriers, our life/health and property/casualty insurance subsidiaries, Advanta Life Insurance Company and Advanta Insurance Company, respectively, provide insurance and related products mostly to existing Advanta customers. Under reinsurance agreements, our insurance subsidiaries generally assume the risks associated with these products from the unaffiliated insurance carriers. In consideration for assuming these risks, our insurance subsidiaries receive reinsurance premiums equal to the net premiums collected by the insurance carriers, less a ceding fee as defined by the reinsurance treaties, and acquisition expenses, premium taxes and loss payments made by the carriers on these risks.

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

Advanta National Bank is a national banking association organized under the laws of the United States of America with its headquarters and sole branch currently located in Wilmington, Delaware. Prior to the closing of the Mortgage Transaction (as defined herein), we conducted a large portion of our mortgage business through Advanta National Bank. For the year ended December 31, 2006, Advanta National Bank’s operations were not material to our consolidated operating results.

Deposit, Savings and Investment Products

We offer a variety of deposit products such as retail certificates of deposit, large denomination (more than $99,000) certificates of deposit and money market accounts that are insured by the FDIC in accordance with applicable FDIC regulations and limits. At December 31, 2006, we had total deposits of approximately $1.4 billion at our banks, compared to approximately $1.1 billion at December 31, 2005. Substantially all of the deposits at December 31, 2006 and 2005 were at Advanta Bank Corp. Advanta Bank Corp. generates retail deposits from repeat deposits from existing customers and from new depositors attracted by direct mail solicitations, newspaper and other media advertising, and the internet.

Since 1951, Advanta Corp. and its predecessor, Teachers Service Organization, Inc., have offered senior unsecured debt securities of the corporation, in the form of RediReserve Variable Rate Certificates and Investment Notes, to retail investors through our retail note program. Advanta Corp. has sold these debt securities, also referred to in this Form 10-K as “retail notes,” predominantly on a direct basis in select states. The RediReserve Variable Rate Certificates are payable on demand and the Investment Notes have maturities that can range from 91 days to ten years. The RediReserve Variable Rate Certificates and Investment Notes are obligations of Advanta Corp. and are not insured or guaranteed by the FDIC or by any other public or private entity. We change the interest rates that we offer frequently, depending on market conditions and our funding needs. The interest rates and other terms of the retail notes may also vary depending on the size of the investment, state of residence of the investor or other factors.

At each of December 31, 2006 and December 31, 2005, approximately $227 million aggregate principal amount of RediReserve Variable Rate Certificates and Investment Notes was outstanding.

DISCONTINUED OPERATIONS

Advanta Leasing Services

Prior to January 23, 2001, Advanta Leasing Services, a business unit of Advanta, offered flexible lease financing programs to small businesses. On January 23, 2001, we announced that after a thorough review of strategic alternatives available for our leasing business, we decided to cease originating leases. However, we continued to service the existing lease portfolio during its wind down period.

We had no lease receivables outstanding as of December 31, 2006. At December 31, 2005, we had lease receivables of $1.2 million. See Note 20 to the consolidated financial statements for additional information regarding gains or losses on the discontinuance of Advanta Leasing Services.

Advanta Mortgage

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

Prior to the closing of the Mortgage Transaction, Advanta Mortgage, a business unit of Advanta, offered a broad range of mortgage products and services to consumers throughout the country. Advanta Mortgage originated and serviced non-conforming credit first and second lien mortgage loans, including home equity lines of credit. In addition to servicing and managing the loans we originated, Advanta Mortgage serviced the home equity loans of unaffiliated third parties through our subservicing business. Following the Mortgage Transaction, we no longer operate a mortgage business. However, we have retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before the Closing Date that were not specifically assumed by Buyer in the Mortgage Transaction. See Note 20 to the consolidated financial statements for additional information regarding gains or losses on the discontinuance of Advanta Mortgage.

GOVERNMENT REGULATION

The following discussion sets forth some of the elements of an extensive regulatory framework applicable to banks, their affiliates and the banking and credit card industries, and provides some specific information that is relevant to Advanta Corp. and its subsidiaries. To the extent that the following information describes statutory provisions and regulatory provisions and agreements, it is qualified in its entirety by reference to the particular statutory provisions and regulatory provisions and agreements.

Advanta Corp.

Although Advanta Corp. owns two banking subsidiaries, Advanta Bank Corp. and Advanta National Bank, it is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Advanta National Bank is a “bank” as defined under the BHCA, as amended by the Competitive

Equality Banking Act of 1987 (“CEBA”). However, under grandfathering provisions of CEBA, Advanta Corp. is not required to register as a bank holding company because Advanta National Bank did not come within the BHCA definition of the term “bank” prior to the enactment of CEBA. Also, under CEBA, our other banking subsidiary, Advanta Bank Corp., is not considered a “bank” for purposes of the BHCA and therefore does not impact Advanta Corp.’s exempt status under the BHCA. Because Advanta Corp. is not a bank holding company under the BHCA, it is not subject to examination by the Federal Reserve Board, other than for purposes of assuring continued compliance with the CEBA restrictions discussed below.

Advanta Corp. is not required to register as a bank holding company as long as it continues to comply with certain restrictions under CEBA. For example, Advanta National Bank may take demand deposits but may not make commercial loans. In addition, Advanta Corp. would lose its exemption under CEBA if it were to acquire control of more than 5% of the stock or assets of an additional “bank” or “savings association,” as these terms are defined in the BHCA. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”), which became effective on May 12, 2000, includes a provision that gives us the opportunity to cure or remediate an activity that is out of compliance with applicable CEBA restrictions. Under the GLB Act, if Advanta Corp. or Advanta National Bank fails to comply with any of the restrictions applicable to them under CEBA, there is a 180-day right to cure period following receipt of a notice from the Federal Reserve Board. The opportunity to cure or remediate an activity that is out of compliance with CEBA significantly reduces the risk that Advanta Corp. will be required to register as a bank holding company under the BHCA.

Registration as a bank holding company is not automatic and, if Advanta Corp. were to register, then it and its subsidiaries would be subject to examination and regulation by the Federal Reserve Board.

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

Capital Requirements

Advanta Bank Corp. is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital,” comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. Management believes that at December 31, 2006, Advanta Bank Corp. was in compliance with the capital adequacy requirements to which it was subject. See Note 14 to the consolidated financial statements.

Prompt Corrective Action

Among other things, the FDIC Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory authorities to take prompt corrective action with respect to FDIC-insured institutions that do not meet certain minimum capital requirements. To be “well-capitalized” under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, a ratio of Tier I capital to risk-weighted assets of not less than 6%, and a ratio of Tier I capital to average assets of not less than 5%. At December 31, 2006, Advanta Bank Corp. met the capital requirements of FDICIA and had capital at levels a bank is required to maintain to be classified as “well capitalized” under the regulatory framework for prompt corrective action. See Note 14 to the consolidated financial statements.

Pursuant to provisions of FDICIA and related regulations with respect to prompt corrective action, FDIC-insured institutions such as Advanta Bank Corp. may only accept brokered deposits without FDIC permission if they meet specified capital standards. FDIC-insured institutions are also subject to restrictions with respect to the interest they may pay on brokered deposits unless they are “well-capitalized.”

Dividends

Advanta Bank Corp. may supply funds to its parent companies or affiliates, subject to certain legal limitations contained in Utah state law. Under Utah law, an industrial bank may declare a dividend out of net profits after providing for all expenses, losses, interest and taxes accrued or due and after complying with required transfers to surplus accounts. In addition, the FDIC has authority under the Financial Institutions Supervisory Act to prohibit an industrial bank from engaging in any unsafe or unsound practice in conducting its business. It is possible that the FDIC, pursuant to its authority under the Financial Institutions Supervisory Act, could claim that a dividend payment might under some circumstances be an unsafe or unsound practice.

Advanta National Bank

Supervision and Regulation

Advanta National Bank is subject to regulation and periodic examination, primarily by the Office of the Comptroller of the Currency (the “OCC”). The OCC’s regulations relate to a broad range of banking practices, including maintenance of reserves, the maintenance of certain financial ratios and the terms on which a bank may engage in transactions with its affiliates. In addition, the OCC has regulatory authority to prohibit Advanta National Bank from engaging in any unsafe or unsound practice in conducting its business.

Capital Requirements

Advanta National Bank is subject to the FFIEC capital adequacy guidelines described above. See “— Advanta Bank Corp. — Capital Requirements.” Management believes that at December 31, 2006, Advanta National Bank was in compliance with the capital adequacy requirements to which it was subject. See Note 14 to the consolidated financial statements.

Prompt Corrective Action

Advanta National Bank is subject to the provisions of FDICIA and related regulations with respect to prompt corrective action and the taking of brokered deposits, as described above. See “— Advanta Bank Corp. — Prompt Corrective Action.” Presently, pursuant to its agreement with the OCC described below, Advanta National Bank is required to maintain capital in excess of the minimum regulatory standards. At December 31, 2006, Advanta National Bank had capital at levels a bank is required to maintain to be classified as “well-capitalized” under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of “well-capitalized” because of the existence of its agreement with the OCC, even though it has achieved the higher imposed capital ratios required by the agreement with the OCC. See Note 14 to the consolidated financial statements.

Dividends

There are various legal limitations on the extent to which national banks, including Advanta National Bank, can supply funds through dividends to their parent companies or affiliates. Generally, national banks are required to obtain the prior approval of the OCC for a dividend if the total of all dividends declared by the national bank in any calendar year exceeds its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus accounts. In addition, a national bank generally may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. The OCC also has authority under the Financial Institutions Supervisory Act to prohibit a national bank from engaging in any unsafe or unsound practice in conducting its business. It is possible that the OCC, pursuant to its authority under the Financial Institutions Supervisory Act, could claim that a dividend payment might under some circumstances be an unsafe or unsound practice.

Under Advanta National Bank’s current agreement with the OCC described below, Advanta National Bank is not eligible to pay any dividends without the OCC’s prior approval.

Regulatory Agreements

In 2000, Advanta National Bank reached agreements with its bank regulatory agency, primarily relating to the bank’s subprime lending operations. The agreements established temporary asset growth limits at Advanta National Bank, imposed restrictions on taking brokered deposits and required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards. In 2001, Advanta National Bank entered into an additional agreement with the OCC regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction, and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to a ratio of 12.7% for Tier 1 and total capital to risk-weighted assets, and to a ratio of 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement prohibits the payment of dividends by Advanta National Bank without prior regulatory approval. Management believes that Advanta National Bank was in compliance with its regulatory agreements at December 31, 2006.

Transfers of Funds and Transactions with Affiliates

Sections 23A and 23B of the Federal Reserve Act and applicable regulations impose restrictions on Advanta Bank Corp. and Advanta National Bank that limit the transfer of funds by each of these depository institutions to Advanta Corp. and certain of its affiliates, in the form of loans, extensions of credit, investments or purchases of assets. These transfers by any one depository institution to Advanta Corp. or any other single affiliate are limited in amount to 10% of the depository institution’s capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the depository institution’s capital and surplus. These loans and extensions of credit are also subject to various collateral requirements. Sections 23A and 23B of the Federal Reserve Act and applicable regulations also require generally that the depository institution’s transactions with its affiliates be on terms no less favorable to the bank than comparable transactions with unrelated third parties. In addition, in order for Advanta Corp. to maintain its grandfathered exemption under CEBA, Advanta National Bank is not permitted to make any loans to Advanta Corp. or any of Advanta Corp.’s subsidiaries.

Lending Activities

Our current lending activities are solely focused on business purpose credit for small businesses and business professionals. Certain aspects of various federal and state laws, including the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Fair Credit Reporting Act (the “FCRA”) as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Federal Trade Commission Act — Unfair or Deceptive Acts and Practices and the Servicemembers Civil Relief Act, may be interpreted to apply to our lending activities. Provisions of these statutes and related regulations require that certain disclosures be made to borrowers, prohibit discriminatory practices in extending credit, prohibit sending unsolicited credit cards, prohibit unfair deceptive acts or practices, provide certain credit protections for activated military borrowers or regulate the dissemination and use of information relating to a borrower’s creditworthiness.

The FFIEC released Account Management and Loss Allowance Guidance (the “Guidance”) applicable to all credit card lending of federally regulated financial institutions that generally requires that banks properly manage several elements of their credit card lending programs, including line assignments, over-limit practices and minimum payment and negative amortization. The Guidance provides wide discretion to bank regulatory agencies in the application of the Guidance and, as a result, Advanta Bank Corp.’s regulators could require changes to the bank’s account management or loss allowance practices.

Privacy

The GLB Act contains privacy requirements dealing with the use of nonpublic information about consumer customers. The GLB Act and its accompanying regulations apply to retail deposit customers of Advanta Bank Corp. and Advanta National Bank, as well as to investors who purchase Advanta Corp.’s retail notes. The GLB Act is not preemptive and states may impose different and possibly more burdensome requirements.

Regulation of Non-bank Activities

Insurance

Our insurance subsidiaries are subject to the laws and regulations of, and supervision by, the states in which they are domiciled or have obtained authority to transact insurance business. These states have adopted laws and regulations which govern all insurance policy underwriting, rating, licensing, marketing, administration and financial operations of an insurance company, including dividend payments and financial solvency. In addition, our insurance subsidiaries must comply with Arizona insurance holding company system laws and regulations which require the filing of annual registration statements and the disclosure and approval of certain transactions among affiliated entities.

The maximum dividend that Advanta Insurance Company can distribute to Advanta Corp., its parent, in any twelve-month period, without prior approval of the State of Arizona Department of Insurance, is the lesser of: 10% of Advanta Insurance Company’s statutory surplus; or for any given twelve-month period, its net investment income. Similarly, the maximum dividend that Advanta Life Insurance Company can distribute to Advanta Insurance Company, its parent, in any twelve-month period, without prior approval of the State of Arizona Department of Insurance, is the lesser of: 10% of Advanta Life Insurance Company’s statutory surplus; or for any given twelve-month period, its net gain from operations.

The State of Arizona has adopted minimum risk-based capital standards for insurance companies, as developed by the National Association of Insurance Commissioners. Risk-based capital is the quantification of an insurer’s investment, underwriting, reserve and business risks in relation to its total adjusted capital and surplus. The ratio of an insurer’s total adjusted capital and surplus is compared to various levels of risk-based capital to determine what intervention, if any, is required by either the insurance company or an insurance department. At December 31, 2006, our insurance subsidiaries met all risk-based capital standards and required no intervention by any party.

Legislative and Regulatory Developments

State-chartered Industrial Banks

There are legislative initiatives and proposals under consideration at the federal and state levels that could cause Advanta Bank Corp., as a state-chartered industrial bank, to lose future flexibility in branch locations or limit its ability to offer new deposit products. For example, Congress is considering legislation that would enhance the authority for banks to pay interest on business checking accounts and to fully implement interstate banking. However, both of these legislative proposals also include initiatives that would limit their applicability so that state-chartered industrial banks, such as Advanta Bank Corp., would be excluded. On the state level, several states are considering legislation that would limit the ability of industrial banks to branch into these states or acquire local banks. Two states have already enacted such statutes.

Congress is also considering limiting the ability of commercial firms that are ineligible to own banks under the BHCA from chartering industrial banks. The definition of “commercial” firms used in the proposed legislation includes companies such as Advanta Corp. that, although principally engaged in the financial services business, have not registered with the Federal Reserve Board as a bank holding company or a financial services holding company. Enactment of this limitation might also restrict Advanta Bank Corp.’s flexibility in the future. Federal legislation has also been introduced that would limit new industrial bank charters to companies that are principally engaged in financial services. If this legislation were to be adopted as proposed, it would not impact Advanta Bank Corp.’s operations; however, it includes provisions that could increase Advanta Corp.’s reporting requirements to the FDIC.

Credit Card Industry Practices

Federal and state governments are very focused on the credit card industry and credit card lending and marketing practices. The Senate Banking Committee held a hearing on January 25, 2007 entitled “Examining the Billing, Marketing, and Disclosure Practices of the Credit Card Industry, and Their Impact on Consumers.” The Senate Permanent Subcommittee on Investigations is also conducting an inquiry of credit card lending practices and disclosures. Last year the Senate Judiciary Committee and House Commerce Committee held hearings on credit card interchange fees. A number of trade associations representing retailers and gasoline marketers continue to lobby for hearings on interchange fees but, to date, no legislation has been introduced on the federal level. Several states are also considering interchange legislation. The proposals range from capping interchange fees on certain classes of transactions to requiring additional disclosures at point of sale to prohibiting the levying of interchange fees on the portion of retail transactions that constitutes sales tax. It is expected that the legislative proposals that will stem from these efforts will be generally directed at consumer transactions; however, it is possible that if any were to become effective they could impact small business and other business purpose lending.

Additionally, we expect that Congress and state legislatures as well as government regulatory agencies may consider legislative and regulatory initiatives related to credit scoring disclosure, minimum monthly payments, interchange fees and other aspects of credit card lending and marketing. Presently, these initiatives are generally directed at consumer transactions; however, it is possible that if any were to be enacted in the future they could impact small business and other business purpose lending. There are other legislative initiatives under consideration that could impact our business, including the manner in which we conduct our business, such as: proposals to impose additional anti-money laundering requirements; proposals dealing with data security, notification of customers in the event of data breach, as well as specific initiatives dealing with identity theft. While we are highly regulated by state and federal banking agencies in many of these areas, some of these proposals may extend to and impact data warehousers, vendors and other third parties with whom we do business.

Future Legislation

The businesses in which we engage are generally the subject of extensive regulation at the state and federal levels. Numerous legislative and regulatory proposals, such as those described above, are advanced each year which, if adopted, could affect our profitability or the manner in which we conduct our activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the federal or state proposals will become law.

COMPETITION

As a marketer of credit products, we face intense competition from numerous financial services providers. The credit card industry is highly competitive. Within the credit card industry there is increased competitive use of advertising, target marketing and pricing, including with respect to finance charge rates, rewards programs and cardholder fees. Many of our competitors are substantially larger and have more capital and other resources than we do. In addition, there has been a trend toward consolidation among credit card issuers in recent years which has resulted in even larger competitors. Competition among lenders can take many forms, including convenience in obtaining a loan, the size of their existing customer base and the ability to cross sell products to that customer base, intellectual property rights, customer service, rewards programs, size of loans, finance charge rates and other types of finance or service charges, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender. We have chosen not to compete in all areas of the credit card industry, but have focused on business purpose credit for small businesses and business professionals. We have responded to competition in this segment by focusing exclusively on the small business market, offering credit cards tailored to the needs of our customers with competitive pricing that typically includes promotional pricing and competitively structured rewards programs. We also have responded by developing marketing strategies for our business purpose credit cards that are designed to attract and retain high credit quality customers. Although we believe we are generally competitive in the geographic areas in which we offer our products and services, there can be no assurance that our ability to market our products and services successfully or to obtain an adequate yield on our business purpose credit cards will not be impacted by the nature of the competition that now exists or may develop. See “Item 1A. Risk Factors.”

We fund our operations through, among other things, sales of our retail notes. We face competition from banks, savings institutions, money market funds, mutual funds, credit unions and a wide variety of private and public entities that offer and sell debt securities, some of which are publicly traded. Our retail notes are not listed on any securities exchange. In addition, many of our competitors are larger and have more capital and other resources than we do. Competition for investment funds relates to matters such as: rate of return; collateral, insurance or guarantees applicable to the investment; the minimum investment amount; credit ratings, if any, on the debt security; convenience and the cost to and conditions imposed upon the investor to invest in or liquidate the investment, including any commissions which must be paid or interest forfeited on funds withdrawn; customer service; service charges; and the taxability of interest. See “Item 1A. Risk Factors.”

EMPLOYEES

As of December 31, 2006, we had 952 employees.  We believe that we have good relationships with our employees. None of our employees is represented by a collective bargaining unit.

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

We have included or incorporated by reference in this Annual Report on Form 10-K statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements are not historical facts but instead are based on certain assumptions by management and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to, among other things, anticipated earnings per share; anticipated growth in receivables outstanding and credit card accounts; anticipated net interest margins; anticipated operating expenses and employment growth; the level of new account acquisitions, customer spending and account attrition; anticipated payment rates of outstanding loans; anticipated marketing and other operating expense; estimated values of and anticipated cash flows from our retained interests in securitizations; industry trends; our ability to replace existing credit facilities and securitization financing when they expire or terminate with appropriate levels of funding on similar terms and conditions; the value of the investments that we hold; anticipated delinquencies and charge-offs; realizability of net deferred tax asset; anticipated outcome and effects of litigation and other future expectations of Advanta. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “believe,” “will likely result,” “projected,” “may,” or other similar words or phrases. The cautionary statements provided below are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act for any such forward-looking information.

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

We may make changes in the terms of our business credit card accounts that could negatively affect our results of operations and profitability. We have the right to change the terms of our agreements with our customers, including the finance charge rates and the other fees and charges that are applicable from time to time on the accounts, the applicable minimum monthly payment required on the accounts and various other terms. We may decide to increase or decrease finance charge rates or other fees and charges for existing accounts, or to take actions that would otherwise change the terms of the accounts, as a result of: changes in applicable law or regulations; changes in the marketplace; changes in the economic, political or regulatory environments; prudent business practice; or other reasons. Changes in the terms of our business credit card accounts may cause account attrition or changes in customer behavior, such as credit card use, payment patterns and rates of delinquencies and charge-offs, which could negatively affect our results of operations and profitability. Changes in the finance charges and the other fees and charges assessed on the accounts and changes in minimum monthly payments required may affect the effective yield on the accounts and could negatively impact our results of operations and profitability.

Marketing with low introductory or promotional rates may result in account attrition when these rates expire. A portion of our business credit card accounts have introductory or promotional finance charge rates which are generally at low levels during an initial or other specified period and which generally increase to higher rates after the initial or other specified period expires. Accounts with these introductory or promotional rate features are subject to a risk that customers who were attracted by the low introductory or promotional rates will transfer account balances or shift credit card spending to credit card accounts with other credit card providers when our introductory or promotional rate period expires. There can be no assurance that our efforts to retain these customers will be successful and that there will not be significant attrition in these accounts.

Changes in our product offerings, including changes in product features or services, could negatively affect our ability to originate and retain customer relationships and may reduce our profitability. The product offerings we use in our marketing campaigns are competitively priced and typically include promotional pricing and rewards. Changes to our product offerings, including changes in rewards program terms, changes in introductory and promotional pricing levels or changes to other product features or services, may result in changes in customer behavior, such as levels of credit card use and payment patterns, that could negatively impact our profitability. In addition, changes to our product offerings, including changes in product features or services such as those described above, may negatively affect our ability to attract and retain high credit quality customers.

If we are unable to develop, introduce or offer new or competitive products and services, our ability to generate new accounts and compete effectively could be adversely affected. Many factors could prevent us from developing, introducing or offering new or competitive products and services, including our inability to obtain licenses for intellectual property rights or to obtain them at acceptable costs, the failure of or delay in customers’ acceptance of our products or services, losses associated with the testing and implementation of new products or services or financial, legal or other difficulties arising in the course of implementing new products or services. If we are unable to successfully develop, acquire, produce, test, market and offer new or competitive products and services, it could adversely affect our competitive position, including our ability to generate new accounts and to generate receivables in existing accounts.

Our strategic and contractual relationships with third parties expose us to risks that may disrupt our business operations and adversely affect our results of operations and financial condition. We rely on third parties to provide services that are critically important to our business credit card business. For example, we rely on third parties to perform certain administrative functions associated with servicing our business credit card accounts, and to supply FICO scores and other credit-related data and information about our potential and existing customers. In addition, from time to time we partner, contract with or invest in third parties to establish relationships that are intended to benefit our business operations and financial condition, including outsourcing and other initiatives to enhance our productivity and operational efficiency.

These arrangements with third parties expose us to a number of risks, such as the following:

•	If any third party providing services critical to our business were to fail or become insolvent, or if we were unable to renew expiring agreements with such parties on mutually acceptable terms, our business operations, results of operations and financial condition could be adversely impacted.

•	To the extent these third party relationships involve or depend on the transfer of knowledge related to our business for their success, we may be exposed to risks associated with misappropriation or misuse of intellectual property or confidential information, including information that is proprietary to us or to our customers.

•	If the third parties do not perform as anticipated or if they default on their obligations, we may not realize the intended benefits of these relationships, including the expected productivity, cost or expense improvements.

•	In the event of a default or termination, our agreements with third parties may take an extended period of time to unwind or resolve and, under certain circumstances such as early termination, may require us to pay substantial termination fees, which could adversely affect our business operations, results of operations and financial condition.

We face intense competition in the credit card industry which could negatively impact our ability to generate new accounts and receivables. Advanta Business Cards competes in the highly competitive credit card industry. Within the credit card industry there is highly competitive use of advertising, target marketing and pricing, including with respect to finance charge rates, rewards programs and cardholder fees. Many of our competitors are substantially larger and have more capital and other resources than we do. In addition, there has been a trend toward consolidation among credit card issuers in recent years which has resulted in even larger competitors. Competition among lenders can take many forms, including convenience in obtaining a loan, the size of their existing customer base, the ability to cross-sell products to that customer base, intellectual property rights, customer service, rewards programs, size of loans, finance charge rates and other types of finance or service charges, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender. These competitive pressures may increase and could negatively impact our ability to market our products and services effectively, our ability to generate new business credit card receivables and our profitability. See “Item 1. Business — Competition” for further discussion.

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

Legislative, regulatory and other legal developments may affect our business operations and ability to generate new accounts. Banking, finance and insurance businesses, in general, and banks, including industrial loan banks such as Advanta Bank Corp., are the subject of extensive regulation at the state and federal levels. Numerous legislative and regulatory proposals are advanced each year which, if adopted, could affect our profitability or the manner in which we conduct our activities.

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

Federal and state legislatures as well as government regulatory agencies are considering legislative and regulatory initiatives related to enhanced credit scoring disclosure, interchange rates, data security, penalty pricing, minimum monthly payments and other aspects of credit card lending, marketing and operations. While many of these initiatives are generally directed at consumer transactions, it is possible that if any were to become effective they could impact small business lending and, accordingly, could make compliance more difficult and expensive and could negatively affect our operating results and the manner in which we conduct our business.

Changes to statutes, regulations or regulatory policies, guidance or interpretations could adversely affect us, including by limiting the types of products and services we may offer and the amounts of finance charge rates or other fees we may charge. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the federal or state proposals will become law. See “Item 1. Business — Government Regulation” for further discussion.

Actions by bank regulatory authorities could affect the manner in which we conduct our business and our financial condition. We conduct our business credit card business through Advanta Bank Corp., a Utah chartered industrial bank that is subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. We also own Advanta National Bank, a national banking association that is subject to regulatory oversight primarily by the OCC. Both banks are subject to provisions of federal law that regulate their activities and require them to operate in a safe and sound manner. The effects of, and changes in, the level of regulatory scrutiny, regulatory requirements and initiatives, including mandatory and possible discretionary actions by federal and state regulators, restrictions and limitations imposed by laws applicable to industrial loan banks and national banks, examinations, audits and possible agreements between the bank and its regulators may affect the operations of the bank and our financial condition. See “Item 1. Business — Government Regulation” for further discussion.

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

Changes in accounting may affect our reported earnings and results of operations. U.S. generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, interpretations and practices for many aspects of our business are complex and involve subjective judgments, such as accounting for the allowance for receivable losses, securitization income, rewards programs and income taxes. Changes in these estimates or changes in other accounting rules and principles, or their interpretation, could significantly change our reported earnings and operating results, and could add significant volatility to those measures. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and Note 2 to the consolidated financial statements for further discussion.

If third parties claim we infringe their intellectual property rights it could negatively impact our business and financial position. From time to time we receive notices from others claiming we infringe their intellectual property rights. In recent years, the number of patent claims assertions has increased generally in the United States and the number of these claims that others may assert against us could grow. Regardless of the merit of these claims, they could be time consuming and could result in costly litigation. Responding to these claims may require us to:

•	enter into royalty and licensing agreements on less favorable terms;

•	develop non-infringing products, services or business methods or operations; or

•	pay damages or satisfy indemnification commitments under contractual provisions.

If we are required to do any of these things, our operating results and financial position may be negatively impacted.

Changes in tax laws and outcomes of tax audits may affect our tax liabilities, tax assets and financial condition. We are subject to federal income taxes as well as income and other business taxes in certain state and local jurisdictions. Significant judgment is required in determining our provision for income and other business taxes. In the ordinary course of our business, there are circumstances where the ultimate tax determination is uncertain. Our tax returns and filings are regularly under audit or examination by tax authorities. Although we believe our tax estimates are appropriate, the final determination of tax audits or examinations, and any related litigation, as well as changes in tax laws, rates, regulations and policies, or interpretations of any of the foregoing, could materially affect our tax liabilities, tax assets and financial condition.

Changes in interest rates may reduce our profitability. Fluctuations in interest rates, whether caused by changes in economic conditions or other factors, may affect our profitability. Our cost of funding our business is influenced by market interest rates because the interest rates we pay on our publicly-offered debt securities, business credit card securitizations and bank deposit products are influenced by market interest rates. A portion of our business credit card receivables are effectively at a fixed rate because of the nature of the pricing of the accounts or because the customer pays the balance in full each month. Therefore, an increase in market interest rates could reduce our net interest income and/or our securitization income. Changes in interest rates can also affect the value of our assets and liabilities.

Our business and business prospects could be negatively impacted if our reputation is damaged. We are exposed to risk to our reputation which can result from alleged conduct in a number of areas, including marketing, lending and pricing practices, corporate governance and actions taken by legislators, regulators, customers or parties with whom we have a business relationship. Our reputation could also be harmed by even the appearance of not adequately addressing these or other similar potential issues that may arise. If these or other similar issues were to arise we could face increased risk of litigation, fines or penalties as well as increased costs and expenses to address the issues, which could have a material adverse effect on our results of operations, financial condition or our ability to conduct our business.

Social, economic, environmental and geographic factors can affect levels of customer spending, credit card payments and other customer behaviors in ways that could negatively impact our asset quality and profitability. A variety of social, economic, environmental and geographic factors can adversely affect customer behaviors, such as levels of credit card use and payment patterns. Social factors include changes in confidence levels and attitudes toward incurring debt, the public’s perception of the use of credit cards and the stigma of bankruptcy. Economic factors include the rates of inflation, the unemployment rates and the relative interest rates offered for various types of loans. In addition, acts of terrorism in the United States and the political and military response to any such events may have an adverse effect on general economic or environmental conditions, business confidence and spending, and general market liquidity. Geographic factors may include adverse changes in economic and environmental conditions in states where customers are located which could have a direct impact on the customers’ use of our credit cards as well as on the timing and amount of payments on the accounts. Any of these factors could negatively impact the performance of our business credit card portfolio and our profitability through, among other things, lower new account originations, lower credit card use, increases in delinquencies, increases in the number of customers seeking protection under the bankruptcy laws and increases in credit losses.

Market conditions and other factors beyond our control could negatively impact the availability and cost of funding for our operations. We fund our operations through diversified sources, including securitizations, deposits at our bank subsidiaries and sales of unsecured debt securities. Currently our unsecured debt is rated below investment grade. Non-investment grade ratings of our unsecured debt from rating agencies could make it more difficult and more costly for us to sell debt or equity securities in the capital markets. Continuation of our below investment grade ratings or a down-grade of any of the ratings of our unsecured debt may negatively affect, among other things, our ability to borrow or raise funds on terms that we consider favorable to us. If we are unable to obtain funding on favorable terms, it may negatively impact our ability to fund our operations.

To generate cash for the funding of our operations we also rely on our ability to combine and sell business credit card receivables as asset-backed securities through transactions known as securitizations. At December 31, 2006, off-balance sheet securitized receivables represented 63% of our funding. Our ability to complete securitizations depends upon:

•	general conditions in the securities markets;

•	specific conditions in the asset-backed securities markets;

•	the quality of our business credit card portfolio; and

•	the ratings on the asset-backed securities sold in the securitizations.

Adverse changes in these market conditions, the quality of our loan portfolio or any down-grade of the ratings on the asset-backed securities may disrupt the timing of our securitization transactions and impair our ability to complete securitizations on terms that are satisfactory to us. Although securitizations are not our only source of cash to fund our operations, any substantial reduction in our ability to complete securitizations could negatively impact our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2006, Advanta had no owned real property and total leased office space was approximately 337,000 square feet. The significant properties that Advanta leases for its business operations are described below. Advanta leases approximately 110,000 square feet in Spring House, Pennsylvania for its principal executive and corporate offices and for use by Advanta Business Cards. In Horsham, Pennsylvania, Advanta leases approximately 110,000 square feet in one building for Advanta Business Cards operations and certain Advanta Bank Corp. and corporate staff functions, and approximately 12,000 square feet in a second building for storage space. Advanta also leases approximately 12,000 square feet of office space in Gibbsboro, New Jersey for Advanta Business Cards operations. In Wilmington, Delaware, Advanta leases approximately 19,000 square feet of office space for Advanta National Bank and for corporate and Advanta Business Cards operations. Advanta also leases approximately 72,000 square feet of office space in Draper, Utah for Advanta Bank Corp. and Advanta Business Cards operations. In addition to these leased properties, Advanta has four additional leases for approximately 2,000 square feet of office space.

Item 3.	Legal Proceedings

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

Name	Age	Office	Date Elected

Dennis Alter	64	Chairman of the Board and Chief Executive Officer	1972
William A. Rosoff	63	Vice Chairman of the Board and President	1996
Philip M. Browne	46	Senior Vice President and Chief Financial Officer	1998
Christopher J. Carroll	47	Chief Credit Officer	2001
John F. Moore	55	President, Advanta Bank Corp.	2004
David B. Weinstock	42	Vice President and Chief Accounting Officer	2001

Mr. Alter became Executive Vice President and a Director of the Company’s predecessor organization in 1967. He became President and Chief Executive Officer in 1972, and Chairman of the Board of Directors in August 1975. Mr. Alter has remained as Chairman of the Board since August 1975. In February 1986, he relinquished the title of President, and in August 1995 he relinquished the title of Chief Executive Officer. In October 1997, Mr. Alter reassumed the title of Chief Executive Officer.

Mr. Rosoff joined the Company in January 1996 as a Director and Vice Chairman. In October 1999, Mr. Rosoff became President as well as Vice Chairman of the Board of the Company. Prior to joining the Company, Mr. Rosoff was a long time partner of the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, the Company’s outside counsel, where he advised the Company for over 20 years. While at Wolf, Block, Schorr and Solis-Cohen LLP he served as Chairman of its Executive Committee and, immediately before joining the Company, as a member of its Executive Committee and Chairman of its Tax Department.

Mr. Browne joined Advanta Corp. in June 1998 as Senior Vice President and Chief Financial Officer. Prior to joining Advanta Corp., he was an Audit and Business Advisory Partner at Arthur Andersen LLP where, for over sixteen years, he audited public and private companies and provided business advisory and consulting services to financial services companies. Mr. Browne is a director of The Bon-Ton Stores, Inc., a publicly held corporation. He serves as Chairman of the Audit Committee for The Bon-Ton Stores, Inc.

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

Mr. Moore joined Advanta Corp. in 1986 as Assistant Treasurer. In addition to serving as Assistant Treasurer, from January 2001 until January 2004, Mr. Moore also served as Advanta Corp.’s Managing Director, Retail Funding; and from January 1995 until June 2005, Mr. Moore also served as Vice President of Advanta National Bank. In June 2002, Mr. Moore was elected as a Director of Advanta National Bank. In January 2004, Mr. Moore was elected President of Advanta Bank Corp.

Mr. Weinstock joined Advanta Corp. in 1998 and became Vice President and Chief Accounting Officer in March 2001. From October 1999 to January 2005, Mr. Weinstock also served as Vice President of Investor Relations. Prior to that, from April 1999 to October 1999 he served as Controller. Prior to joining Advanta Corp., Mr. Weinstock served as a Senior Manager at Arthur Andersen LLP from 1996 to 1998, where he audited public and private companies and provided business advisory and consulting services to financial services companies.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Price Ranges and Dividends

Advanta Corp.’s common stock is traded on the NASDAQ Global Select Market under the symbols ADVNA (Class A voting common stock) and ADVNB (Class B non-voting common stock).

Following are the high, low and closing prices and cash dividends declared for the last two years as they apply to each class of stock:

				Cash
				Dividends
Quarter Ended:	High	Low	Close	Declared

Class A:
March 31, 2005	$22.80	$20.23	$20.80	$0.0945
June 30, 2005	27.19	20.49	25.89	0.1134
September 30, 2005	28.75	24.34	26.06	0.1134
December 31, 2005	31.30	22.62	30.13	0.1134

March 31, 2006	$34.74	$28.82	$34.09	$0.1134
June 30, 2006	38.24	31.52	32.79	0.2125
September 30, 2006	34.99	29.16	33.97	0.2125
December 31, 2006	42.63	33.52	39.81	0.2125

Class B:
March 31, 2005	$24.70	$21.84	$23.00	$0.1134
June 30, 2005	29.44	22.48	28.16	0.1361
September 30, 2005	30.96	26.65	28.23	0.1361
December 31, 2005	33.06	24.76	32.44	0.1361

March 31, 2006	$37.44	$30.84	$36.87	$0.1361
June 30, 2006	41.74	34.50	35.95	0.2550
September 30, 2006	38.25	31.92	36.90	0.2550
December 31, 2006	46.71	36.51	43.63	0.2550

At February 1, 2007, Advanta Corp. had approximately 188 holders of record of Class A Common Stock and 328 holders of record of Class B Common Stock.

In March 2006, our Board of Directors approved an increase in the regular quarterly cash dividends on Class A Common Stock and Class B Common Stock beginning with the dividend paid in the second quarter of 2006. As a result of this increase, quarterly dividends declared for Class A Common Stock and Class B Common Stock increased to and are currently 21.25 cents per share of Class A Common Stock and 25.50 cents per share of Class B Common Stock. Although we anticipate that cash dividends will continue to be paid in the future, the payment of future dividends by Advanta will be at the discretion of the Board of Directors and will depend on numerous factors including Advanta’s cash flow, financial condition, capital requirements, restrictions on the ability of subsidiaries to pay dividends to Advanta Corp. and such other factors as the Board of Directors deems relevant. See “Part I, Item 1. Government Regulation,” “Part I, Item 1A. Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity, Capital Resources and Analysis of Financial Condition.”

Item 6.	Selected Financial Data

($ in thousands, except per share amounts)	Year Ended December 31,

	2006(1)	2005	2004	2003	2002

Summary of Operations(2)
Interest income	$169,755	$139,601	$106,709	$108,361	$103,604
Interest expense	75,310	57,586	45,577	48,308	47,580
Noninterest revenues	337,955	290,840	287,841	268,541	240,101
Provision for credit losses	38,600	40,297	42,368	45,423	40,906
Operating expenses	256,812	243,058	234,298	225,165	201,741
Minority interest in income of consolidated subsidiary(3)	0	0	0	8,880	8,880
Gain (loss) on transfer of consumer credit card business	0	67,679	0	0	(43,000)
Income from continuing operations before income taxes	136,988	157,179	72,307	49,126	1,598
Income (loss) from continuing operations	84,248	116,689	44,273	30,213	(15,572)
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	738	(6,260)	468	(1,968)	(8,610)
Net income (loss)	84,986	110,429	44,741	28,245	(24,182)

Per Common Share Data
Basic income (loss) from continuing operations:
Class A	$3.01	$4.34	$1.69	$1.19	$(0.69)
Class B	3.18	4.47	1.80	1.29	(0.59)
Combined(4)	3.12	4.43	1.76	1.25	(0.63)

Diluted income (loss) from continuing operations:
Class A	2.82	3.99	1.57	1.16	(0.69)
Class B	2.88	4.04	1.62	1.23	(0.59)
Combined(4)	2.86	4.02	1.60	1.21	(0.63)

Basic net income (loss):
Class A	3.04	4.11	1.71	1.11	(1.03)
Class B	3.21	4.23	1.82	1.21	(0.94)
Combined(4)	3.15	4.19	1.78	1.17	(0.97)

Diluted net income (loss):
Class A	2.84	3.77	1.58	1.08	(1.03)
Class B	2.91	3.82	1.64	1.16	(0.94)
Combined(4)	2.89	3.81	1.62	1.13	(0.97)

Cash dividends declared:
Class A	0.7509	0.4347	0.3465	0.2520	0.2520
Class B	0.9011	0.5217	0.4158	0.3024	0.3024

Book value-combined	20.65	18.74	14.90	13.87	13.11
Closing stock price:
Class A	39.81	30.13	22.62	12.93	8.98
Class B	43.63	32.44	24.27	12.72	9.39

Financial Condition at Year End
Investments(5)	$745,108	$574,839	$482,917	$480,935	$503,479
Gross business credit card receivables:
Owned	1,133,132	879,468	730,483	518,040	445,083
Securitized	4,073,128	2,880,401	2,564,147	2,463,747	2,149,147

Managed(6)	5,206,260	3,759,869	3,294,630	2,981,787	2,594,230
Total owned assets	2,413,138	2,127,403	1,692,924	1,698,444	1,681,613
Deposits	1,365,138	1,070,572	825,273	672,204	714,028
Debt	227,126	226,856	265,759	314,817	315,886
Subordinated debt payable to preferred securities trust(3)	103,093	103,093	103,093	103,093	0
Trust preferred securities(3)	0	0	0	0	100,000
Stockholders’ equity	567,161	515,437	392,194	341,207	321,313

($ in thousands, except per share amounts)	Year Ended December 31,

	2006(1)	2005	2004	2003	2002

Selected Financial Ratios
Return on average assets	3.79%	5.61%	2.81%	1.45%	(1.50)%
Return on average common equity	15.80	23.06	12.18	8.59	(6.74)
Return on average total equity	15.80	23.04	12.19	8.61	(6.68)
Equity/owned assets	23.50	24.23	23.17	20.09	19.11
Equity/managed assets(7)	8.94	10.52	9.44	8.38	8.34
Dividend payout(8)	27.70	12.32	23.79	26.78	N/M
As a percentage of owned business credit card receivables:
Total receivables 30 days or more delinquent at year end	2.30	2.68	3.87	4.88	5.26
Net principal charge-offs	3.19	5.37	6.38	7.42	7.92

(1)	Effective January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, using the modified prospective method and began recognizing compensation expense for equity-based compensation arrangements, including stock options, using a fair value based method.

(2)	The results of the mortgage and leasing businesses are reported as discontinued operations in all periods presented.

(3)	Our adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, as revised, resulted in the deconsolidation of the subsidiary trust that issued our trust preferred securities effective December 31, 2003. As a result of the deconsolidation of that trust beginning December 31, 2003, the balance sheets include subordinated debt payable to preferred securities trust and an equity investment in the trust rather than the trust preferred securities. Also, the consolidated income statements include interest expense on subordinated debt payable to preferred securities trust beginning January 1, 2004 as compared to periods through December 31, 2003 that included payments on the trust preferred securities classified as minority interest in income of consolidated subsidiary.

(4)	Combined represents net income (loss) allocable to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

(5)	Includes federal funds sold and investments available for sale.

(6)	Managed statistics are non-GAAP financial measures and represent the sum of owned (GAAP) business credit card statistics and securitized business credit card statistics. We believe that performance on a managed basis provides useful supplemental information to investors because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables.

(7)	See “Liquidity, Capital Resources and Analysis of Financial Condition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of managed assets to on-balance sheet assets and a description of why management believes the ratio of equity to managed assets is useful to investors.

(8)	The dividend payout ratio for the year ended December 31, 2002 is negative and, therefore, not meaningful.

N/M — Not Meaningful

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Advanta Business Cards segment issues (through Advanta Bank Corp.) business purpose credit cards to small businesses and business professionals in the United States. Our business credit card accounts provide approved customers with unsecured revolving business credit lines. Advanta Business Cards revenue is generated through interest earned on outstanding balances, interchange income, balance transfer fees, cash usage fees and other fees. Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we completed our exit from the mortgage business, announced the discontinuance of our leasing business, and restructured our corporate functions to a size commensurate with our ongoing businesses. Changes in estimate related to our exit from the mortgage business and discontinuance of the leasing business are reported as discontinued operations for all periods presented. The results of our ongoing businesses are reported as continuing operations for all periods presented.

Our strategy in Advanta Business Cards is to maximize long-term profits by attracting and retaining high credit quality customers and deepening our customer relationships. Our marketing campaigns are designed to achieve our strategy by utilizing competitively-priced product offerings that typically include promotional pricing and rewards. We have designed our recent credit card product offerings to be the best combinations of pricing, rewards, features and customer service for small businesses and business professionals. We use a targeted approach to market segments, aiming to anticipate the needs of various small businesses and business professionals, and to offer products and services that are useful to them. Our strategy also involves strengthening and deepening our relationships with our existing customers through our rewards programs, tailored promotional offers, on-line account management tools and a high level of customer service.

Our primary competitors are among the largest issuers of credit cards in the United States. We believe our sole focus on the small business market, as well as our experience in serving this market, provide us with a competitive advantage as compared to these larger competitors. Small business credit cards generally represent a less significant portion of our competitors’ businesses as compared to their consumer credit card portfolios. We believe that our focus and size enable us to quickly respond to the market environment. The small business credit card market has grown significantly in the past several years. We expect the migration of small businesses to business credit cards from consumer credit cards, increased usage of business credit cards as a payment vehicle and the increase in the number of small businesses to generate continued growth.

While the current market environment presents opportunities for us, it also presents us with inherent and specific challenges. The intense competition in the credit card industry may affect our ability to attract and retain high credit quality customers and deepen our customer relationships. The general economic environment in the United States may also affect our results. We believe that a strong U.S. economy could favorably impact the credit quality of our receivables and increase customer activity, while deterioration in the U.S. economy could negatively impact the credit quality of our receivables and decrease customer activity. Increased competition or additional improvement in the U.S. economy could result in lower net interest margin that we believe could be partially offset by increases in customer activity and further improvements in the credit quality of our receivables. In response to these challenges, we continue to develop and refine our product offerings, services and strategies to assist us with originating and retaining profitable relationships with high credit quality customers. As part of our response, we may continue to test new means of marketing to complement our direct mail offers and develop additional product offerings to meet and anticipate the needs of small businesses and business professionals.

Income from continuing operations includes the following business segment results for the years ended December 31:

($ in thousands, except per share amounts)	2006	2005	2004

Pretax income (loss):
Advanta Business Cards	$135,587	$88,905	$75,182
Other(1)	1,401	68,274	(2,875)

Total pretax income	136,988	157,179	72,307
Income tax expense	52,740	40,490	28,034

Income from continuing operations	$84,248	$116,689	$44,273

Per combined common share, assuming dilution	$2.86	$4.02	$1.60

(1)	Other for 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business.

Our Advanta Business Cards segment offers business credit cards that are competitively priced and typically include promotional pricing and rewards. We design our product offerings to selectively attract and retain high credit quality customers and to respond to the competitive environment. We experience the benefits of high credit quality customers through lower delinquency and credit loss rates and increases in transaction volume. Advanta Business Cards pretax income increased for the years ended December 31, 2006 and 2005, each as compared to the prior year, due primarily to growth in average owned and securitized receivables, higher transaction volume, improved asset quality resulting in decreases in credit loss rates on owned and securitized receivables, and decreases in operating expenses as a percentage of owned and securitized receivables. These favorable impacts were partially offset by higher cost of funds on securitized receivables and a decline in yields on owned and securitized receivables as a result of our competitively-priced product offerings and an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing in 2006 as compared to 2005 due to a higher rate of receivables growth.

Pretax income from continuing operations in each reporting period also includes venture capital investment realized and unrealized gains or losses reflecting the market conditions for our venture capital investments in each respective period. The estimated fair value of our venture capital investments was $1.0 million at December 31, 2006 and $1.2 million at December 31, 2005. In recent years, we have limited our new venture capital investment activity and we presently do not expect to make significant additional venture capital investments. Pretax income from continuing operations includes operating expenses related to venture capital of $1.0 million in 2004. These types of expenses were minimal in subsequent periods.

Pretax income for the year ended December 31, 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business relating to our May 28, 2004 agreement with Bank of America Corp. (“Bank of America”). See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Gain (loss), net, on discontinuance of mortgage and leasing businesses was comprised of the following components for the years ended December 31:

($ in thousands, except per share amounts)	2006	2005	2004

Mortgage business pretax gain (loss) on discontinuance	$500	$(13,762)	$(3,270)
Leasing business pretax gain on discontinuance	700	3,500	4,035
Income tax (expense) benefit	(462)	4,002	(297)

Gain (loss), net, on discontinuance of mortgage and leasing businesses	$738	$(6,260)	$468

Per combined common share, assuming dilution	$0.03	$(0.21)	$0.02

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the consolidated financial statements. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in estimates could have a material impact on our financial position or results of operations. We have identified the following as our most critical accounting policies and estimates because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have discussed the development, selection and disclosure of the critical accounting policies and estimates with the Audit Committee of the Board of Directors. Where management has provided sensitivities below, they depict only certain possibilities out of a large set of possible scenarios. These sensitivities do not reflect management’s expectations of changes and are for demonstrative purposes only.

Allowance for Receivable Losses

Receivables on the consolidated balance sheets are presented net of the allowance for receivable losses. We establish the allowance for receivable losses as losses are estimated to have occurred through provisions charged to earnings. We report provisions for credit losses, representing the portion of receivable losses attributable to principal, separately on the consolidated income statements. We record provisions for interest and fee receivable losses as direct reductions to interest and fee income. The allowance for receivable losses is evaluated on a regular basis by management and is based upon management’s review of the collectibility of receivables in light of historical experience by receivable type, the nature and volume of the receivable portfolio, adverse situations that may affect the borrowers’ ability to repay and prevailing economic conditions. Since our business credit card receivable portfolio is comprised of smaller balance homogeneous receivables, we generally evaluate the receivables collectively for impairment through the use of a migration analysis as well as the consideration of other factors that may indicate increased risk of loss, such as bankrupt accounts, overlimit accounts or accounts that have been re-aged or entered a workout program. A migration analysis is a technique used to estimate the likelihood that a receivable or a pool of receivables will progress through various delinquency stages and charge off. The allowance evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in economic conditions, the composition and risk characteristics of the receivables portfolio, bankruptcy laws or regulatory policies could impact our credit losses. A 10% change in the allowance for business credit card receivable losses at December 31, 2006 would impact the allowance for receivable losses and pretax income of the Advanta Business Cards segment by $5.0 million. See Note 5 to the consolidated financial statements for a rollforward of the allowance for receivable losses including provisions and charge-offs in each reporting period.

Securitization Income

A significant portion of our funding for the Advanta Business Cards segment is through securitizations. Retained interests in securitizations are included in accounts receivable from securitizations on the consolidated balance sheets. These assets are carried at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income on the consolidated income statements. We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis if quoted market prices are not available. We estimate the cash flows of the retained interest-only strip as the excess of the weighted average interest yield on the pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and an estimate of future credit losses over the life of the existing receivables. We discount cash flows from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. The discounted cash flow analysis requires estimates that are susceptible to significant revision as more information becomes available. Changes in economic conditions, market interest rates and pricing spreads, changes in the level of payments on securitized receivables, the composition and risk characteristics of the securitized receivables, bankruptcy laws or regulatory policies could cause actual cash flows from the securitized receivables to vary from management’s estimates. Note 6 to the consolidated financial statements summarizes the key assumptions used to estimate the fair value of retained interests in securitizations during each of the reporting periods and at December 31, 2006 and 2005. It also includes a sensitivity analysis of the valuations of retained interests in securitizations, assuming two changes in each of those assumptions at December 31, 2006.

Rewards Programs

We offer rewards programs with most of our business purpose credit cards. Under our rewards programs, customers may earn either cash back rewards or business rewards that can be redeemed for travel, gift certificates or merchandise. We estimate the costs of future reward redemptions and record a liability at the time cash back rewards or business rewards are earned by the customer. These costs of future reward redemptions are recorded as a reduction of other revenues on the consolidated income statements. Estimates of the costs of future reward redemptions require management to make predictions about future customer behavior, including assumptions regarding the percentage of earned rewards that customers will ultimately redeem and the cost of business rewards. We base the assumptions on historical experience, consideration of changes in portfolio composition and changes in the rewards programs, including redemption terms. It is reasonably possible that actual results will differ from our estimates or that our estimated liability for these programs may change. If either the estimated percentage of earned rewards that customers will ultimately redeem for each program or the estimated cost per redeemed reward point increased by 10% at December 31, 2006, other revenues of the Advanta Business Cards segment would decrease $3.1 million and other liabilities would increase by the same amount.

We revised our estimated costs of future reward redemptions in each of the three years ended December 31, 2006 based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. The changes in estimated costs of future reward redemptions increased other revenues $500 thousand in the year ended December 31, 2006 and decreased other revenues $1.2 million in 2005 and $2.7 million in 2004.

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

Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies, or the final determination of tax audits or examinations, could materially affect our tax estimates and are outside of our control. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. When evaluating the realizability of the deferred tax asset, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. Estimates of expected future taxable income are based on forecasts for continuing operations over a reasonable forecasting horizon and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast the business credit card market and the competitive and general economic environment in future periods.

Changes in estimates of deferred tax asset realizability or effective tax rates may impact the income tax expense of our Advanta Business Cards segment, other continuing operations not attributable to segments or discontinued operations, depending on the circumstances associated with the change in estimate. The net deferred tax asset is included in other assets on the consolidated balance sheets. A 10% decrease in the estimated realizability of our net deferred tax assets would decrease deferred tax assets and increase income tax expense by $3.9 million at December 31, 2006. A 100 basis point increase in our effective tax rate would increase our income tax expense by $1.4 million for the year ended December 31, 2006.

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

($ in thousands)	2006	2005	2004

Average owned receivables	$1,059,566	$835,093	$626,383
Average securitized receivables	$3,337,888	$2,675,906	$2,524,547
Customer transaction volume	$12,342,149	$9,830,979	$8,256,552
New account originations	370,564	237,005	130,563
Average number of active accounts(1)	713,302	598,839	582,625
Ending number of accounts at December 31	1,126,083	877,114	777,943

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the years ended December 31.

The increases in new account originations for years ended December 31, 2006 and 2005 are due to enhanced product offerings resulting in improved effectiveness in account acquisition campaigns as well as the size and number of account acquisition campaigns. Based on our current marketing plans and strategies, we expect to originate over 300 thousand new accounts in the year ending December 31, 2007, and we expect owned and securitized business credit card receivables to grow by between 20% and 25% for the year ending December 31, 2007.

The components of pretax income for Advanta Business Cards for the years ended December 31 were as follows:

($ in thousands)	2006	2005	2004

Net interest income on owned interest-earning assets	$97,505	$85,670	$63,415
Noninterest revenues	332,924	284,556	285,610
Provision for credit losses	(38,650)	(40,315)	(42,486)
Operating expenses	(256,192)	(241,006)	(231,357)

Pretax income	$135,587	$88,905	$75,182

Net interest income on owned interest-earning assets increased $11.8 million for the year ended December 31, 2006 as compared to 2005 and increased $22.3 million for the year ended December 31, 2005 as compared to 2004. The increases in both years were due primarily to increases in average owned business credit card receivables, partially offset by decreases in the average yield earned on our business credit card receivables as a result of our competitively-priced product offerings and an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing in 2006 as compared to 2005 due to a higher rate of receivables growth. Average owned business credit card receivables increased $224 million for the year ended December 31, 2006 as compared to 2005, and increased $209 million for the year ended December 31, 2005 as compared to 2004.

Noninterest revenues include securitization income, servicing revenues, interchange income and other revenues, and are reduced by rewards costs. Noninterest revenues increased $48.4 million for the year ended December 31, 2006 as compared to 2005 due primarily to higher transaction volume that resulted in higher interchange income and increased volume of securitized receivables that resulted in higher servicing fees, partially offset by higher rewards costs. Securitization income also increased for 2006 as compared to 2005 due to increased volume of securitized receivables and decreases in the net principal charge-off rates on securitized receivables, partially offset by an increase in the floating interest rates earned by noteholders and a decrease in yields on securitized receivables. Noninterest revenues for the year ended December 31, 2006 include a $2.4 million investment gain on MasterCard Incorporated’s redemption of a portion of our shares related to their initial public offering. Noninterest revenues decreased $1.1 million for the year ended December 31, 2005 as compared to 2004. The most significant components of the $1.1 million variance were a decrease in securitization income, an increase in interchange income resulting from higher transaction volume, and an increase in rewards costs. The decrease in securitization income for the year ended December 31, 2005 as compared to 2004 was due primarily to increases in the floating interest rates earned by noteholders, partially offset by increased volume of securitized receivables and decreases in charge-off rates on securitized receivables. Noninterest revenues also include the impact of changes in estimated costs of future reward redemptions in each reporting period. See further discussion in the “Other Revenues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The decrease in provision for credit losses for the year ended December 31, 2006 as compared to 2005 was due primarily to lower bankruptcy petition filings and improved credit quality of the portfolio, partially offset by increases in average owned business credit card receivables. The decrease in provision for credit losses for the year ended December 31, 2005 as compared to 2004 was due primarily to a reduction in the estimate of losses inherent in the portfolio based on delinquency and charge-off trends and the composition of the portfolio that included more high credit quality customers, partially offset by growth in average owned business credit card receivables. The reduction in the estimate of losses in 2005 was further offset by additional provisions related to potential incremental exposures from increases in the number of customers filing for bankruptcy protection before the change in bankruptcy law on October 17, 2005 and from the 2005 hurricanes. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.

Operating expenses for the year ended December 31, 2006 increased as compared to 2005 due primarily to higher amortization of deferred origination costs related to the increases in new account originations, and higher business credit card marketing expenses related to incremental customer acquisition costs. Operating expenses increased for the year ended December 31, 2005 as compared to 2004 due primarily to higher amortization of deferred origination costs resulting from the increase in new account originations.

Interest Income and Expense

Interest income increased $30.2 million to $169.8 million for the year ended December 31, 2006 as compared to 2005, and increased $32.9 million to $139.6 million for the year ended December 31, 2005 as compared to 2004. The increases in interest income for both 2006 and 2005 were due primarily to increases in average owned business credit card receivables and federal funds sold, and an increase in average yields earned on our federal funds sold and investments, partially offset by decreases in the average yield earned on our business credit card receivables. The decrease in the average yield on our business credit card receivables for 2005 as compared to 2004 was the result of our competitively-priced product offerings. The decrease in the average yield on our business credit card receivables for 2006 was primarily the result of an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing as compared to 2005 due to a higher rate of receivables growth in 2006. Based on expected levels of receivables growth in 2007 and planned marketing strategies, we expect the average yield earned on business credit card receivables for 2007 to continue to decrease as compared to 2006, but the amount of decrease in average yield is expected to be less than the amount of decrease experienced in 2006 as compared to 2005.

Interest expense increased $17.7 million to $75.3 million for the year ended December 31, 2006 as compared to 2005 and increased $12.0 million to $57.6 million for the year ended December 31, 2005 as compared to 2004. The increases in interest expense were due primarily to increases in deposits outstanding and increases in the average cost of funds on deposits resulting from the interest rate environment. Average deposits increased $206 million for the year ended December 31, 2006 as compared to 2005 and increased $284 million for the year ended December 31, 2005 as compared to 2004. Average deposits for the years ended December 31, 2006 and 2005 were higher due to the funding of higher levels of on-balance sheet assets as a result of growth in receivables and securitizations in their accumulation periods in those years.

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

Interest Rate Analysis and Average Balances

	Year Ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Owned receivables:
Business credit cards(1)	$1,059,566	$125,580	11.85%	$835,093	$106,888	12.80%	$626,383	$82,054	13.10%
Other receivables	7,656	375	4.90	8,987	475	5.29	11,406	525	4.60

Total receivables	1,067,222	125,955	11.80	844,080	107,363	12.72	637,789	82,579	12.95
Federal funds sold	396,835	20,003	5.04	372,389	12,067	3.24	279,952	3,824	1.37
Restricted interest-bearing deposits	1,321	50	3.79	1,806	37	2.05	10,045	100	1.00
Tax-free investments(2)	576	31	5.38	968	59	6.10	806	45	5.58
Taxable investments	126,119	5,568	4.41	166,578	5,287	3.17	169,618	3,037	1.79
Retained interests in securitizations	203,921	18,158	8.90	168,907	14,809	8.77	151,770	17,140	11.29
Interest-earning assets of discontinued operations	0	0	0.00	7,724	677	8.76	40,624	4,207	10.36

Total interest-earning assets(3)	1,795,994	$169,765	9.45%	1,562,452	$140,299	8.98%	1,290,604	$110,932	8.60%
Noninterest-earning assets	444,984			406,943			301,726

Total assets	$2,240,978			$1,969,395			$1,592,330

Interest-bearing liabilities:
Deposits:
Money market savings	$47,835	$2,253	4.71%	$7,610	$218	2.86%	$2,962	$85	2.88%
Time deposits under $100,000	428,192	18,867	4.41	401,641	14,146	3.52	338,547	9,715	2.87
Time deposits of $100,000 or more	705,203	31,159	4.42	565,694	19,381	3.43	348,957	10,120	2.90

Total deposits	1,181,230	52,279	4.43	974,945	33,745	3.46	690,466	19,920	2.89
Debt	216,364	13,818	6.39	241,482	14,877	6.16	281,973	17,445	6.19
Subordinated debt payable to preferred securities trust	103,093	9,167	8.89	103,093	9,158	8.88	103,093	9,158	8.88
Other borrowings	850	46	5.42	61	2	3.75	145	2	1.58

Total interest-bearing liabilities(4)	1,501,537	$75,310	5.02%	1,319,581	$57,782	4.38%	1,075,677	$46,525	4.33%
Noninterest-bearing liabilities	201,443			170,484			149,535

Total liabilities	1,702,980			1,490,065			1,225,212
Stockholders’ equity	537,998			479,330			367,118

Total liabilities and stockholders’ equity	$2,240,978			$1,969,395			$1,592,330

Net interest spread			4.43%			4.60%			4.27%

Net interest margin			5.26%			5.28%			4.99%

(1)	Interest income includes late fees for owned business credit card receivables of $8.5 million for the year ended December 31, 2006, $7.1 million for 2005, and $5.8 million for 2004.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

(4)	Includes funding of assets for both continuing and discontinued operations for the years ended December 31, 2005 and 2004.

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

	2006 vs. 2005				2005 vs. 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Changes	Changes	Changes	Total	Changes	Changes	Changes	Total
	in	in	in Rate/	Increase	in	in	in Rate/	Increase
($ in thousands)	Volume(1)	Rate(2)	Volume(3)	(Decrease)	Volume(1)	Rate(2)	Volume(3)	(Decrease)

Interest income from:
Owned receivables:
Business credit cards	$28,733	$(7,933)	$(2,108)	$18,692	$27,341	$(1,879)	$(628)	$24,834
Other receivables	(70)	(35)	5	(100)	(111)	79	(18)	(50)
Federal funds sold	792	6,703	441	7,936	1,266	5,235	1,742	8,243
Restricted interest-bearing deposits	(10)	31	(8)	13	(82)	105	(86)	(63)
Tax-free investments	(24)	(7)	3	(28)	9	4	1	14
Taxable investments	(1,283)	2,066	(502)	281	(54)	2,341	(37)	2,250
Retained interests in securitizations	3,071	220	58	3,349	1,935	(3,825)	(441)	(2,331)
Interest-earning assets of discontinued operations	(677)	0	0	(677)	(3,408)	(650)	528	(3,530)

Total interest income	$30,532	$1,045	$(2,111)	$29,466	$26,896	$1,410	$1,061	$29,367

Interest expense on:
Deposits:
Money market savings	$1,150	$141	$744	$2,035	$134	$(1)	$0	$133
Time deposits under $100,000	935	3,575	211	4,721	1,811	2,201	419	4,431
Time deposits of $100,000 or more	4,785	5,600	1,393	11,778	6,285	1,849	1,127	9,261
Debt	(1,547)	555	(67)	(1,059)	(2,506)	(85)	23	(2,568)
Subordinated debt payable to preferred securities trust	0	9	0	9	0	0	0	0
Other borrowings	30	1	13	44	(1)	3	(2)	0

Total interest expense	5,353	9,881	2,294	17,528	5,723	3,967	1,567	11,257

Net interest income	$25,179	$(8,836)	$(4,405)	$11,938	$21,173	$(2,557)	$(506)	$18,110

(1)	Equals change in volume multiplied by prior year rate.
(2)	Equals change in rate multiplied by prior year volume.
(3)	Equals change in rate multiplied by change in volume.

Provision and Allowance for Receivable Losses

For the year ended December 31, 2006, provision for credit losses on a consolidated basis decreased $1.7 million to $38.6 million as compared to 2005, and the provision for interest and fee losses on business credit card receivables, which is recorded as a direct reduction to interest and fee income, decreased $440 thousand to $8.8 million as compared to 2005. The decreases in provisions were due primarily to lower bankruptcy petition filings and improved credit quality of the portfolio, partially offset by an increase in average owned business credit card receivables of $224 million for the year ended December 31, 2006 as compared to 2005. The improved credit quality is evident in lower delinquency and charge-off rates. Charge-off rates in both 2005 and 2006 were impacted by the change in bankruptcy law on October 17, 2005 that resulted in receipt of a significantly higher than average number of bankruptcy filings in September through November 2005, as borrowers rushed to file their petitions before the new bankruptcy law took effect. We estimated that the surge in bankruptcy petition filings in 2005 principally reflected an acceleration of losses that we otherwise would have expected to occur in later periods, including the first half of 2006. Subsequent to periods impacted by the 2005 acceleration, we experienced lower levels of monthly bankruptcy petition filings as compared to the months preceding the surge in 2005. The acceleration of bankruptcy charge-offs into 2005, the subsequent reduction in bankruptcy petition filings and improved credit quality each contributed to the lower level of charge-offs for the year ended December 31, 2006 as compared to 2005.

For the year ended December 31, 2005, provision for credit losses on a consolidated basis decreased $2.1 million to $40.3 million as compared to 2004, and the provision for interest and fee losses, which is recorded as a direct reduction to interest and fee income, decreased $444 thousand to $9.3 million as compared to 2004. The decreases in provision for credit losses and provision for interest and fee losses were due primarily to a reduction in the estimate of losses inherent in the portfolio based on delinquency and charge-off trends and the composition of the portfolio that included more high credit quality customers, partially offset by growth in average owned business credit card receivables of $209 million for the year ended December 31, 2005 as compared to 2004. The reduction in the estimate of losses in 2005 was further offset by additional provisions related to potential incremental exposures from increases in the number of customers filing for bankruptcy protection and from the 2005 hurricanes.

The allowance for receivable losses on business credit card receivables was $49.7 million as of December 31, 2006, or 4.39% of owned receivables, which was lower as a percentage of owned receivables than the allowance of $44.3 million, or 5.04% of owned receivables, as of December 31, 2005. Owned business credit card receivables increased to $1.1 billion at December 31, 2006 from $879 million at December 31, 2005. The decrease in allowance as a percentage of owned receivables reflects a reduction in the estimate of losses inherent in the portfolio based on improvements in delinquency and net principal charge-off rates reflecting the composition of the portfolio that included more high credit quality customers. The decrease also reflects a reduction in our estimate of potential loss exposure related to customers affected by the 2005 hurricanes, based on subsequent experience.

In December 2006, the federal financial institutions regulatory agencies issued the Interagency Policy Statement on the Allowance for Loan and Lease Losses that replaces the banking agencies’ previous policy statement on allowance for loan and lease losses. The policy statement was revised to ensure consistency with GAAP and describes the responsibilities of the board of directors, management and bank examiners regarding the allowance for loan and lease losses. In accordance with the guidance in the policy statement, management implemented enhancements to the allowance process and documentation as of December 31, 2006 that had no impact on our reported results. Management is currently evaluating the implementation of additional process and documentation enhancements in accordance with the policy statement. We do not expect the implementation to have a material impact on our financial position or results of operations.

Our charge-off and re-age policies conform to the Uniform Retail Credit Classification and Account Management Policy, as well as the Credit Card Lending Guidance, issued by the federal financial institutions regulatory agencies. Our charge-off policy for contractually delinquent business credit card accounts is to charge-off an unpaid receivable no later than the end of the month in which it becomes and remains past due 180 cumulative days from the contractual due date. Our charge-off policy for bankrupt business credit card accounts is to charge-off the unpaid receivable within 60 days of receipt of notification of filing from the bankruptcy court or within the timeframes adopted in the Uniform Retail Credit Classification and Account Management Policy, whichever is shorter.

The following table provides credit quality data as of and for the year-to-date periods indicated for our owned receivable portfolio, including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit cards and other receivables. Accounts previously reported as delinquent that have been re-aged after meeting prescribed criteria and are not reported in delinquency statistics were $6.4 million at December 31, 2006 and $7.7 million at December 31, 2005. Gross interest income that would have been recorded for nonaccrual receivables, had interest been accrued throughout the year in accordance with the assets’ original terms, was approximately $3.4 million for the year ended December 31, 2006, $3.8 million for 2005 and $2.9 million for 2004. Prior to October 1, 2002, the billing and recognition of interest and fees was discontinued when the related receivable became 90 days past due or when the account was classified as fraudulent, bankrupt, deceased, hardship or workout. Effective October 1, 2002, we continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses.

	December 31,
($ in thousands)	2006	2005	2004	2003	2002

Consolidated — Owned
Allowance for receivable losses	$50,926	$45,589	$50,478	$48,454	$46,159
Receivables 30 days or more delinquent	26,053	23,646	28,369	25,413	25,197
Receivables 90 days or more delinquent	12,632	10,837	13,638	12,808	12,755
Nonaccrual receivables	10,524	11,476	11,393	7,978	5,525
Accruing receivables past due 90 days or more	11,302	9,479	12,233	11,320	10,535
As a percentage of gross receivables:
Allowance for receivable losses	4.46%	5.14%	6.81%	9.06%	9.81%
Receivables 30 days or more delinquent	2.28	2.66	3.83	4.75	5.35
Receivables 90 days or more delinquent	1.11	1.22	1.84	2.39	2.71
Nonaccrual receivables	0.92	1.29	1.54	1.49	1.17
Accruing receivables past due 90 days or more	0.99	1.07	1.65	2.12	2.24
Net principal charge-offs	$33,780	$44,870	$39,943	$43,704	$37,416
As a percentage of average gross receivables:
Net principal charge-offs	3.17%	5.32%	6.26%	7.18%	7.49%

Business Credit Cards — Owned
Allowance for receivable losses	$49,715	$44,323	$49,190	$47,041	$44,466
Receivables 30 days or more delinquent	26,053	23,595	28,287	25,301	23,406
Receivables 90 days or more delinquent	12,632	10,837	13,638	12,696	11,959
Nonaccrual receivables	10,524	11,476	11,393	7,866	4,729
Accruing receivables past due 90 days or more	11,302	9,479	12,233	11,320	10,535
As a percentage of gross receivables:
Allowance for receivable losses	4.39%	5.04%	6.73%	9.08%	9.99%
Receivables 30 days or more delinquent	2.30	2.68	3.87	4.88	5.26
Receivables 90 days or more delinquent	1.11	1.23	1.87	2.45	2.69
Nonaccrual receivables	0.93	1.30	1.56	1.52	1.06
Accruing receivables past due 90 days or more	1.00	1.08	1.67	2.19	2.37
Net principal charge-offs	$33,775	$44,865	$39,936	$43,670	$37,400
As a percentage of average gross receivables:
Net principal charge-offs	3.19%	5.37%	6.38%	7.42%	7.92%

Securitization Income

We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Securitizations impacted the following line items on the consolidated income statements for the years ended December 31:

($ in thousands)	2006	2005	2004

Securitization income	$114,938	$109,051	$124,769
Interest income (discount accretion)	18,158	14,809	17,140
Interchange income	155,160	126,056	112,568
Servicing revenues	63,726	51,079	49,516

Total	$351,982	$300,995	$303,993

Our retained interests in securitizations entitle us to the excess spread on the securitized receivables. Excess spread represents income-related cash flows on securitized receivables net of noteholders’ interest, servicing fees and credit losses. Fair value estimates used in the recognition of securitization income include cash flow estimates of interest income on securitized receivables in excess of interest expense (interest earned by noteholders), servicing fees and credit losses on securitized receivables.

Securitization income increased for the year ended December 31, 2006 as compared to 2005 due to increased volume of securitized receivables and decreases in the net principal charge-off rates on securitized receivables, partially offset by an increase in the floating interest rates earned by noteholders and a decrease in the yields on securitized receivables. Yields on securitized receivables decreased for the year ended December 31, 2006 as compared to 2005 as a result of an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing in 2006 as compared to 2005 due to a higher rate of receivables growth. The increase in the floating interest rates earned by noteholders for the year ended December 31, 2006 as compared to 2005 resulted from the rising interest rate environment. The decrease in charge-off rates on securitized receivables for the year ended December 31, 2006 as compared to 2005 was due to lower bankruptcy petition filings, improved asset quality of the portfolio and the impact of the change in bankruptcy law in 2005 discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We estimate that the increase in bankruptcy charge-offs in 2005 principally reflected an acceleration of losses that we otherwise would have expected to occur in later periods, including the first half of 2006. As a result of lower yields, higher floating interest rates earned by noteholders, the impact of the timing of bankruptcy charge-offs and our expectations regarding future charge-off rates, our estimate of future cash flows over the three-month weighted average life of the existing securitized receivables decreased in the year ended December 31, 2006 as compared to the estimates as of December 31, 2005, which resulted in an unfavorable valuation adjustment to the retained interest-only strip of $3.5 million in 2006. Our future expectations for yields on securitized receivables are similar to those in owned business credit card receivables as discussed in the “Interest Income and Expense” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The decrease in securitization income for the year ended December 31, 2005 as compared to 2004 was due primarily to increases in the floating interest rates earned by noteholders resulting from the rising interest rate environment, partially offset by increased volume of securitized receivables and a decrease in charge-off rates on securitized receivables. The decrease in charge-off rates on securitized receivables was due to the composition of the portfolio that included more high credit quality customers, partially offset by an increase in bankruptcy charge-offs resulting from the impact of the change in bankruptcy law in 2005. The acceleration of bankruptcy charge-offs in 2005 lowered our estimate of future credit losses over the life of the existing receivables, which resulted in a $3.5 million favorable valuation adjustment to the retained interest-only strip as of December 31, 2005.

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

The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

Managed Financial Measures and Statistics

	Advanta Business		Securitization		Advanta Business
($ in thousands)	Cards GAAP	GAAP Ratio(1)	Adjustments		Cards Managed	Managed Ratio(1)

Year Ended December 31, 2006
Net interest income	$97,505	7.72%	$260,319		$357,824	8.14%
Provision for credit losses	38,650	3.06	119,727	(2)	158,377	3.60
Noninterest revenues	332,924	26.35	(140,592)		192,332	4.37
Average business credit card interest-earning assets	1,263,487		3,133,967		4,397,454

Year Ended December 31, 2005
Net interest income	$85,670	8.53%	$280,021		$365,691	10.42%
Provision for credit losses	40,315	4.02	152,118	(2)	192,433	5.48
Noninterest revenues	284,556	28.34	(127,903)		156,653	4.46
Average business credit card interest-earning assets	1,004,000		2,506,999		3,510,999

Year Ended December 31, 2004
Net interest income	$63,415	8.15%	$310,509		$373,924	11.87%
Provision for credit losses	42,486	5.46	170,024	(2)	212,510	6.75
Noninterest revenues	285,610	36.70	(140,485)		145,125	4.61
Average business credit card interest-earning assets	778,153		2,372,777		3,150,930

As of December 31, 2006
Ending business credit card receivables	$1,133,132		$4,073,128		$5,206,260
Receivables 30 days or more delinquent	26,053	2.30%	108,159		134,212	2.58%
Receivables 90 days or more delinquent	12,632	1.11	52,279		64,911	1.25

As of December 31, 2005
Ending business credit card receivables	$879,468		$2,880,401		$3,759,869
Receivables 30 days or more delinquent	23,595	2.68%	87,610		111,205	2.96%
Receivables 90 days or more delinquent	10,837	1.23	40,223		51,060	1.36

(1)	Ratios are as a percentage of average business credit card interest-earning assets except delinquency ratios which are as a percentage of ending business credit card receivables.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs. The year ended December 31, 2006 includes a $3.5 million unfavorable valuation adjustment to retained interests in securitizations as an increase to provision for credit losses. The year ended December 31, 2005 includes a $3.5 million favorable valuation adjustment to retained interests in securitizations as a reduction to provision for credit losses.

Servicing Revenues

Servicing revenues were $63.7 million for the year ended December 31, 2006, $51.1 million for 2005 and $49.5 million for 2004. The increases in servicing revenues in 2006 and 2005 were due to increased volume of securitized business credit card receivables.

Other Revenues

	Year Ended December 31,
($ in thousands)	2006	2005	2004

Interchange income	$203,369	$164,853	$140,534
Cash back rewards	(45,845)	(33,581)	(24,713)
Business rewards	(22,216)	(20,140)	(16,513)
Balance transfer fees	7,848	5,561	4,572
Investment securities gains (losses), net	5,508	780	(1,498)
Other business credit card fees	3,545	3,283	2,911
Cash usage fees	3,487	3,199	3,097
Earnings on investment in Fleet Credit Card Services, L.P.	1,246	1,948	2,545
Other, net	2,349	4,807	2,621

Total other revenues, net	$159,291	$130,710	$113,556

Interchange income includes interchange fees on both owned and securitized business credit cards. The increases in interchange income for years ended December 31, 2006 and 2005, each as compared to the prior year, were due primarily to higher merchandise sales transaction volume. The average interchange rates were 2.2% for the years ended December 31, 2006 and 2005 as compared to 2.1% for 2004. The average interchange rates are impacted by the interchange fees established by MasterCard®* in April of each year.

The increase in cash back rewards for the year ended December 31, 2006 as compared to 2005 was due primarily to higher merchandise sales transaction volume and a higher average number of business credit card accounts in the cash back rewards programs. The increase in cash back rewards for the year ended December 31, 2005 as compared to 2004 was due primarily to higher merchandise sales transaction volume, higher average business credit card accounts in the cash back rewards programs and higher costs of rewards programs. The increases in business rewards for the years ended December 31, 2006 and 2005, each as compared to the prior year, were due primarily to higher merchandise sales transaction volume, partially offset by changes in estimates of costs of future reward redemptions. Each of the three years ended December 31, 2006 includes changes in estimates of costs of future reward redemptions based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. Changes in estimates increased other revenues $500 thousand in the year ended December 31, 2006 as compared to a decrease of $1.2 million in 2005 and a decrease of $2.7 million in 2004.

The increase in balance transfer fees for the year ended December 31, 2006 as compared to 2005 was due primarily to a higher volume of balance transfers resulting from higher new account originations. The increase in balance transfer fees for the year ended December 31, 2005 as compared to 2004 was due primarily to an increase in average owned business credit card receivables, partially offset by the impact of an increase in life of balance promotional offers that generally do not have a transaction fee but carry a higher interest rate than offers with a transaction fee.

Investment securities gains (losses), net, include realized and unrealized gains and losses on venture capital investments reflecting the market conditions for our investments in each respective period, as well as realized gains and losses on the sale of other investments. We had gains of $1.4 million on venture capital investments for the year ended December 31, 2006, as compared to a net gain of $593 thousand for 2005 and a net loss of $1.5 million for

* MasterCard® is a federally registered service mark of MasterCard International, Inc.

2004. Realized gains on other investments in 2006 include a $2.4 million gain on MasterCard Incorporated’s redemption of a portion of our shares related to their initial public offering.

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

Operating Expenses

	Year Ended December 31,

($ in thousands)	2006	2005	2004

Salaries and employee benefits	$96,371	$96,012	$92,863
Amortization of deferred origination costs, net	48,285	41,729	33,508
External processing	25,072	21,216	20,267
Marketing	23,193	20,560	21,014
Professional fees	11,907	12,236	14,043
Equipment	9,942	10,954	11,173
Occupancy	9,102	8,180	8,695
Credit	5,140	5,064	5,781
Other	27,800	27,107	26,954

Total operating expenses	$256,812	$243,058	$234,298

Salaries and employee benefits for the year ended December 31, 2006 include an increase in expense related to employee stock options resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, discussed below. Salaries and employee benefits for the year ended December 31, 2005 include $2.9 million of expense associated with a separation agreement with a former executive in the first quarter of 2005, and a reduction in staffing levels implemented in the second quarter of 2005 as part of productivity and efficiency initiatives that resulted in $2.1 million of severance and related costs. Salaries and employee benefits for the year ended December 31, 2004 include $1.6 million of expense associated with executive compensation incurred in connection with changes in senior management and venture capital personnel severance costs.

In December 2004, the FASB issued SFAS No. 123R that addresses accounting for equity-based compensation arrangements, including employee stock options. Entities are required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method.

Prior to January 1, 2006, we used the intrinsic value based method of accounting for employee stock options permitted by SFAS No. 123 Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and, as a result, had not recognized compensation expense for options granted to employees that had no intrinsic value at grant date. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method, and recognized $3.8 million of salaries and employee benefits expense related to employee stock options for the year ended December 31, 2006. As of December 31, 2006, total unrecognized compensation expense related to outstanding stock options was $8.9 million and the expense is expected to be recognized over a weighted average period of 2.1 years.

Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. Amortization of deferred origination costs, net, increased for the years ended December 31, 2006 and 2005, each as compared to the prior year, due primarily to an increase in new account originations, partially offset by a decrease in our average acquisition cost per account due to enhanced product offerings resulting in improved effectiveness in account acquisition campaigns.

External processing expense increased for the year ended December 31, 2006 as compared to 2005 due primarily to an increase in the number of accounts and higher transaction volume.

Marketing expense increased for the year ended December 31, 2006 as compared to 2005 due primarily to incremental customer acquisition costs largely associated with new prospect lists, partially offset by a reduction in sponsorship and advertising costs associated with cultural and tennis events. Marketing expense decreased for the year ended December 31, 2005 as compared to 2004 due primarily to higher costs in 2004 related to our development of alliances with other organizations serving segments of the small business market and amortization expense on marketing rights related to certain of these alliances. Partially offsetting this decrease were increased costs in 2005 associated with sponsorship activities relating to cultural events and the development of programs to originate new customers as compared to the same period of 2004.

Professional fees decreased for the year ended December 31, 2005 as compared to 2004 due primarily to decreases in the use of external consultants for marketing initiatives.

Occupancy expense for the year ended December 31, 2004 includes approximately $571 thousand of expense relating to lease commitments associated with the closure in the first quarter of 2004 of an operational location previously used for venture capital operations.

In 2007, we plan to pilot new outsourcing initiatives, including offshoring, involving certain of our business processes and information technology functions and to pursue other re-engineering opportunities. We currently anticipate incurring approximately $5 million of incremental operating expenses in 2007 related to these activities.

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

Income Taxes

Income tax expense attributable to continuing operations was $52.7 million for the year ended December 31, 2006, $40.5 million for 2005 and $28.0 million for 2004. Our effective tax rate was 38.5% for 2006, 25.8% for 2005 and 38.8% for 2004.

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See “Gain on Transfer of Consumer Credit Card Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. Excluding the impact of the Bank of America agreement and reevaluation of the valuation allowance discussed below, our effective tax rate would have been 39.0% for the year ended December 31, 2005. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet, which was acquired by Bank of America, and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the year ended December 31, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the year ended December 31, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of December 31, 2006, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law. See Note 19 to the consolidated financial statements.

In the third quarter of 2006, we completed the preparation and filing of our 2005 U.S. federal income tax return and recognized a current tax benefit and deferred tax provision to reflect a reduction in current taxes payable and deferred tax assets from the amounts previously estimated. These results were due to changes in the timing of certain deductions and recognition of certain revenues in the 2005 tax return and had no net impact on our effective tax rate or total income tax expense for the year ended December 31, 2006.

At December 31, 2006, we have $4.3 million of capital loss carryforwards that are scheduled to expire in the year ending December 31, 2009, $7.4 million that are scheduled to expire in the year ending December 31, 2010, and $7.3 million that are scheduled to expire in the year ending December 31, 2011.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. The statement provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, the interpretation provides that a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our current assessment and subject to changes that may result from additional guidance issued by the FASB on this statement, we do not expect the adoption of this statement effective January 1, 2007 to have a material impact on our financial position or results of operations.

Discontinued Operations

For the year ended December 31, 2006, we recorded a net after-tax gain on the discontinuance of our mortgage and leasing businesses of $738 thousand. The components of the net gain included a $500 thousand pretax gain on the discontinuance of the mortgage business, a $700 thousand pretax gain on the discontinuance of the leasing business, and tax expense of $462 thousand. The gain on the discontinuance of the mortgage business represented changes in estimates of legal expenses and related insurance reimbursements, and other favorable changes in estimate related to a former mortgage insurance product. The gain on the discontinuance of the leasing business represented changes in estimated leasing operating results of the leasing segment over the wind down period. The largest components of the change in leasing estimate in 2006 were favorable credit recoveries and equipment realization rates based on recent performance trends.

For the year ended December 31, 2005, we recorded a net after-tax loss on the discontinuance of our mortgage and leasing businesses of $6.3 million. The components of the net loss included a $13.8 million pretax loss on the discontinuance of the mortgage business, a $3.5 million pretax gain on the discontinuance of the leasing business, and a tax benefit of $4.0 million. The loss on the discontinuance of our mortgage business included a $25.5 million loss resulting from the court ruling in the July 26, 2001 litigation with Chase Manhattan Mortgage Corporation (“Chase”), a $3.1 million gain on the settlement with Chase of separate litigation that commenced during 2004, and an $8.6 million gain representing a change in estimate of costs of mortgage business-related contingent liabilities. The change in estimate of costs of mortgage business-related contingent liabilities was due primarily to recoveries from insurance reimbursements for past and ongoing legal expenses, partially offset by increased litigation reserves and reserves for legal costs based on developments in litigation prior to the resolution of the Chase matters. The gain on the discontinuance of the leasing business represented a change in estimated leasing operating results of the leasing segment over the remaining life of the lease portfolio based on performance trends, including favorable credit performance, sales tax refunds and reduced estimates of certain operating expenses, partially offset by a reduction in our estimated realization rate on equipment residuals.

For the year ended December 31, 2004, we recorded a net after-tax gain on the discontinuance of our mortgage and leasing businesses of $468 thousand. The components of the net gain included a $3.3 million pretax loss on the discontinuance of the mortgage business, a $4.0 million pretax gain on the discontinuance of the leasing business, and tax expense of $297 thousand. The loss on the discontinuance of the mortgage business was the result of an increase in our estimated future costs of mortgage business-related contingent liabilities, due primarily to disputes related to one of our former mortgage programs and litigation with Chase, partially offset by an insurance settlement. The gain on the discontinuance of the leasing business was principally associated with favorable performance in revenues and credit losses and an insurance settlement, partially offset by increased operating expenses due to a lengthening of the anticipated timeframe over which we expected to incur certain operating expenses related to the lease portfolio.

Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At December 31, 2006, off-balance sheet securitized receivables represented 63% of our funding. Our credit risk in the securitized receivables is limited to the amount of our retained interests in securitizations. We had securitized business credit card receivables of $4.1 billion at December 31, 2006 and $2.9 billion at December 31, 2005.

We generally retain an interest in securitized receivables in the form of subordinated trust assets, cash reserve accounts and retained interest-only strips. Subordinated trust assets represent an ownership interest in the securitized receivables that is subordinated to the other noteholders’ interests. Retained interests in securitizations serve as credit enhancement to the noteholders’ interests in the securitized receivables. We had $234.1 million of retained interests in securitizations at December 31, 2006 and $183.4 million at December 31, 2005. The fair values of retained interests in securitizations are dependent upon the performance of the underlying securitized receivables. Our retained interests in securitizations entitle us to the excess spread on the receivables. Excess spread represents income-related cash flows on securitized receivables (interest, interchange and fees) net of noteholders’ interest, servicing fees and credit losses. If the income-related cash flows on securitized receivables do not exceed the other components of the excess spread, the value of our retained interests will decline, potentially to zero.

The following table summarizes securitization data including income and cash flows for the years ended December 31:

($ in thousands)	2006	2005	2004

Average securitized receivables	$3,337,888	$2,675,906	$2,524,547
Securitization income	114,938	109,051	124,769
Discount accretion	18,158	14,809	17,140
Interchange income	155,160	126,056	112,568
Servicing revenues	63,726	51,079	49,516
Proceeds from new securitizations	2,160,674	1,248,066	131,641
Proceeds from collections reinvested in revolving-period securitizations	7,553,476	6,023,825	6,557,489
Cash flows received on retained interests	332,439	301,531	264,391

See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations during each reporting period and at December 31, 2006 and 2005. Our accounting policies related to securitization transactions are discussed in Note 2 to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The revolving periods of our securitizations extend to the following dates:

	Noteholder
	Principal
	Balance at		Scheduled End of	Extended End of
($ in thousands)	December 31, 2006(1)	Coupon Type	Revolving Period	Revolving Period

Series 1997-A	$206,718	Floating	June 2007	N/A
Series 2001-A	300,000	Floating	July 2007	N/A
AdvantaSeries:
2006-A1	200,000	Fixed	February 2007	September 2007
2005-A4	150,000	Fixed	May 2007	December 2007
2005-A1	250,000	Floating	August 2007	N/A
2005-D1	20,000	Floating	September 2007	N/A
2005-C1	100,000	Floating	December 2007	N/A
2005-A3	250,000	Fixed	February 2008	N/A
2006-A2	250,000	Floating	May 2008	N/A
2005-D2	25,000	Floating	July 2008	N/A
2005-A5	200,000	Floating	August 2008	N/A
2006-A3	250,000	Fixed	September 2008	N/A
2006-B1	100,000	Floating	November 2008	N/A
2004-C1	100,000	Floating	January 2009	N/A
2004-D1	10,000	Floating	January 2009	N/A
2006-A5	200,000	Fixed	January 2009	N/A
2006-D3	30,000	Floating	January 2009	N/A
2006-A7	200,000	Floating	February 2009	N/A
2005-B1	100,000	Floating	June 2009	N/A
2005-A2	225,000	Floating	September 2009	N/A
2006-A6	250,000	Floating	January 2010	N/A
2006-D1	15,000	Floating	May 2010	N/A
2006-A4	300,000	Floating	August 2010	N/A

	Noteholder
	Principal
	Balance at		Scheduled End of	Extended End of
($ in thousands)	December 31, 2006(1)	Coupon Type	Revolving Period	Revolving Period

AdvantaSeries (continued):
2006-D2	25,000	Floating	September 2010	N/A
2006-B2	125,000	Floating	October 2010	N/A
2006-C1	140,000	Floating	February 2011	N/A

(1)	A portion of the noteholder principal balance of securitized receivables as of December 31, 2006 was owned by Advanta and included in accounts receivable from securitizations on the consolidated balance sheet. The principal balances owned by Advanta are subordinated to the other noteholders’ interests.

In addition to noteholder principal balance, our securitized business credit card receivables included billed interest and fees of $51.4 million on those accounts at December 31, 2006.

When a securitization is in its revolving period, principal collections on securitized receivables allocated to that securitization are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a securitization starts its accumulation period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables during an accumulation period of a securitization, we need to replace that amount of funding. The revolving periods for each securitization, except Series 1997-A, may be extended for up to seven months past the scheduled end of the revolving period if the payment rates on the receivables in the trust meet certain thresholds. We expect to replace the funding of accumulating securitizations through additional securitizations with similar terms and conditions as our recent securitizations. The level of investment-grade notes outstanding at December 31, 2006 issued as part of the AdvantaSeries de-linked securitization structure, and our ability to issue and hold additional AdvantaSeries non-investment grade notes, provides additional capacity for future securitization issuances in excess of our expected securitization funding needs through December 31, 2007. The de-linked structure provides flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions.

The following securitizations had noteholder principal payment dates in 2006:

	Noteholder
	Principal	End of	Noteholder
($ in thousands)	Balance	Revolving Period	Payment Date

Series 2003-A	$400,000	November 2005	February 2006
Series 2003-B	300,000	March 2006	June 2006
Series 2003-D	400,000	August 2006	November 2006

Accounts receivable from securitizations and amounts due to the securitization trust at December 31, 2006 have decreased as compared to December 31, 2005 because noteholders had been paid and amounts due from the trust had been collected as of December 31, 2006 for all securitizations that ended their revolving period in 2006. At December 31, 2005, accounts receivable from securitizations included amounts due from the securitization trust associated with principal collections of receivables that had been allocated to the Series 2003-A securitization during its accumulation period.

Our Series 1997-A securitization represents a $200 million committed commercial paper conduit facility that provides off-balance sheet funding. This facility was fully utilized at December 31, 2006. Upon the expiration of the Series 1997-A facility in June 2007, management expects to obtain the appropriate level of replacement funding under similar terms and conditions.

The securitization agreements contain conditions that would trigger an early amortization event. An early amortization event would result in the end of the revolving period prior to the expected dates, which would require us to find an alternate means of funding new receivables generated on existing business credit card accounts. The conditions to trigger an early amortization event include the failure to make payments under the terms of the agreement, or the insolvency or other similar event of Advanta Bank Corp. An early amortization event would also be triggered for the Series 1997-A or Series 2001-A securitization if the three-month average excess spread percentage was not maintained at a level greater than 0% for that securitization. An early amortization event for the AdvantaSeries would be triggered if the three-month average excess spread amount was not maintained at a level greater than $0. At December 31, 2006, our three-month average excess spread percentage for the Series 1997-A and Series 2001-A securitizations was at least 6.69%. For the AdvantaSeries, our three-month average excess spread amount was $18.0 million. Based on the current and forecasted levels of excess spread, our financial position and other considerations, management believes that it is unlikely that the trust or any individual securitization will have an early amortization event. The securitization agreements do not have any provisions or conditions involving the debt rating of Advanta Corp.

In August 2005, the FASB issued a revised exposure draft, Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In November 2006, the FASB reported that it expects to issue a final statement in the second quarter of 2007. Management will evaluate any potential impact of the final statement when it is available.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 and eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provided that beneficial interests in securitized financial assets are not subject to SFAS No. 133. Under the new statement, an entity may irrevocably elect to measure a hybrid financial instrument that would otherwise require bifurcation at fair value in its entirety on an instrument-by-instrument basis. The statement clarifies which interest-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding certain derivative financial instruments. The statement is effective for all financial instruments that we acquire or issue after January 1, 2007. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, that amends SFAS No. 140. The statement clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. We do not expect the adoption of this statement effective January 1, 2007 to have a material impact on our financial position or results of operations.

Obligations under Guarantees

In the normal course of business, including discontinued operations, we enter into agreements pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. These indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell assets or services, finance our business and business transactions, establish alliances or other strategic business relationships, service assets (including for unaffiliated third parties), buy or lease real property and license intellectual property. The agreements we enter into in the normal course of business, including discontinued operations, generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay certain amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees or infringement of third party intellectual property rights. Under these typical indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular agreement, and the procedures typically allow us to challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement. Also, in connection with the securitization of receivables, we enter into agreements pursuant to which we agree to indemnify other parties to these transactions. The agreements contain standard representations and warranties about the receivables that are securitized and include indemnification provisions under certain circumstances involving a breach of these representations or warranties. In connection with the securitization transactions we also include indemnifications that protect other parties to the transactions upon the occurrence of certain events, such as violations of securities laws and certain tax matters. Contingencies triggering material indemnification obligations have not occurred historically and are not expected to occur. Maximum exposure to loss is not possible to estimate due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. The nature of the indemnification provisions in the various types of agreements described above are low risk and pervasive, and we consider them to have a remote risk of loss. There are no amounts on the consolidated balance sheets related to these indemnifications.

In connection with our exit from certain businesses, we have entered into agreements that include customary indemnification obligations to the other parties. In general, the agreements we have entered into in connection with our disposition of assets, liabilities and/or businesses provide that we will indemnify the other parties to the transactions for certain losses relating to the assets, liabilities or business acquired by them. The obligations to indemnify are transaction and circumstance specific, and in most cases the other party must suffer a minimum threshold amount of losses before our indemnification obligation is triggered. Under the indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular agreement, and the procedures typically allow us to challenge the other party’s claims. It is not possible to determine the maximum potential amount of future payments under these or similar arrangements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We previously had litigation relating to indemnification provisions of transaction agreements governing the transfer of the consumer credit card business and our exit from the mortgage business. Outstanding litigation relating to both of these transaction agreements was resolved prior to December 31, 2005. There are no amounts on the consolidated balance sheets related to these indemnifications.

See Note 22 to the consolidated financial statements for a discussion of parent guarantees of subsidiary obligations.

Preferred Securities Trust

We own 100% of a statutory business trust that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. The trust was deconsolidated from our balance sheet effective December 31, 2003, in connection with our adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, as revised. We established the trust in 1996 as a financing vehicle and we used the proceeds from the issuance of the trust preferred securities for general corporate purposes. The assets of the trust consist of $103 million of 8.99% junior subordinated debentures issued by Advanta Corp., due December 17, 2026. The trust preferred securities are subject to mandatory redemption upon the optional prepayment by Advanta Corp. of the junior subordinated debentures at any time on or after December 17, 2006 at an amount per trust preferred security equal to 104.495% of the principal amount plus accrued and unpaid distributions. This amount declines ratably on each December 17 thereafter to 100% on December 17, 2016. Dividends on the trust preferred securities are cumulative and payable semi-annually in arrears at an annual rate of 8.99%. The trust has no operations or assets separate from its investment in the junior subordinated debentures.

Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. At December 31, 2006, the maximum amount of the undiscounted future payments that Advanta Corp. could be required to make under this guarantee was $280 million, representing the amount of trust preferred securities outstanding of $100 million at December 31, 2006 and future dividends of approximately $9 million per year through December 2026. Our consolidated balance sheets reflect the subordinated debt payable to the trust of $103 million.

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

We are exposed to equity price risk on the equity securities in our investments available for sale portfolio. We typically do not attempt to reduce or eliminate the market exposure on equity investments. A 20% adverse change in equity prices would result in an approximate $2.0 million decrease in the fair value of our equity investments at December 31, 2006. A 20% adverse change would have resulted in an approximate $2.1 million decrease in fair value at December 31, 2005.

Financial performance variability as a result of fluctuations in interest rates is commonly called interest rate risk. Interest rate risk generally results from mismatches in the timing of asset and liability repricing (gap risk) and from differences between the repricing indices of assets and liabilities (basis risk). We regularly evaluate our interest rate risk profile and attempt to minimize the impact of interest rate risk on net interest income on owned assets and net interest income on securitized receivables. In managing interest rate risk exposure, we may periodically securitize receivables, sell and purchase assets, alter the mix and term structure of our funding base or change our investment portfolio.

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

We measure our interest rate risk using a rising rate scenario and a declining rate scenario. We estimate net interest income using a third party software model that uses standard income modeling techniques. We measure the effect of interest rate risk on our managed net interest income, which includes net interest income on owned assets and net interest income on securitized receivables. The measurement of managed net interest income in addition to net interest income on owned assets is meaningful because our securitization income fluctuates with yields on securitized receivables and interest rates earned by securitization noteholders. Both increasing and decreasing rate scenarios assume an instantaneous shift in interest rates and measure the corresponding change in expected net interest income as compared to a base case scenario that includes management’s current expectations of future interest rate movements. As of December 31, we estimated that our net interest income would change as follows over a twelve-month period:

	2006	2005

Estimated percentage increase (decrease) in net interest income on owned assets:
Assuming 200 basis point increase	12%	13%
Assuming 200 basis point decrease	(6)%	(11)%
Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase	(8)%	(9)%
Assuming 200 basis point decrease	15%	12%
Estimated percentage increase (decrease) in net interest income on managed assets:
Assuming 200 basis point increase	(3)%	(3)%
Assuming 200 basis point decrease	10%	5%

Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of the majority of our off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the customer pays their balance in full each month. Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario. Changes in the composition of our balance sheet, the interest rate environment, business credit card pricing terms and securitization funding strategies have also impacted the results of the net interest income sensitivity analyses as of December 31, 2006 as compared to the results as of December 31, 2005.

The above estimates of net interest income sensitivity alone do not provide a comprehensive view of our exposure to interest rate risk and are not necessarily indicative of potential changes in our owned, securitized and managed net interest income. Additional factors such as changes in the portfolio, customer behavior, marketing strategies and funding strategies also affect owned, securitized and managed net interest income and accordingly, actual results may differ from these estimates. The quantitative risk information is limited by the parameters and assumptions utilized in generating the results. These analyses are useful only when viewed within the context of the parameters and assumptions used. The above rate scenarios do not reflect management’s expectation regarding the future direction of interest rates, and they depict only two possibilities out of a large set of possible scenarios.

Liquidity, Capital Resources and Analysis of Financial Condition

At December 31, 2006, we had a high level of liquidity including $35.1 million of cash and $547.6 million of federal funds sold. At December 31, 2006, we also had receivables held for sale and investments available for sale that could be sold to generate additional liquidity. At December 31, 2006, we had $133.7 million of subordinated trust assets held at non-bank subsidiaries that were rated BB by Standard & Poor’s and Ba2 by Moody’s Investor Service that could be sold or borrowed against to generate additional liquidity.

As shown on the statements of cash flows, our operating activities generated $131.7 million of cash in the year ended December 31, 2006 due primarily to excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables, partially offset by operating expenses, interest expense and costs of rewards programs. Our operating activities generated $8.1 million of cash in the year ended December 31, 2005 and were impacted by an increase in accounts receivable from securitizations in the period. For the year ended December 31, 2004, the net use of cash flows from operating activities of $92.3 million was due primarily to the increase in receivables held for sale in excess of proceeds from receivables sold in the period due to the timing of securitization transactions.

Our access to unsecured, institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. However, we do have access to a diversity of funding sources. Our components of funding were as follows at December 31:

	2006		2005
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$3,932,732	63%	$2,771,505	59%
Deposits	1,365,138	22	1,070,572	23
Debt	227,126	4	226,856	5
Subordinated debt payable to preferred securities trust	103,093	2	103,093	2
Equity	567,161	9	515,437	11

Total	$6,195,250	100%	$4,687,463	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.

Our ratio of equity to on-balance sheet assets was 23.50% at December 31, 2006 as compared to 24.23% at December 31, 2005. The ratio of equity and subordinated debt payable to preferred securities trust to on-balance sheet assets was 27.78% at December 31, 2006 as compared to 29.07% at December 31, 2005. In managing our capital needs, we also consider our ratio of equity to managed assets to be useful because our on-balance sheet assets include retained interests in securitizations that serve as credit enhancement to the noteholders’ interests in the securitized receivables. Our ratio of equity to managed assets was 8.94% at December 31, 2006 as compared to 10.52% at December 31, 2005. The ratio of equity and subordinated debt payable to preferred securities trust to managed assets was 10.56% at December 31, 2006 as compared to 12.63% at December 31, 2005. We calculate managed assets as follows at December 31:

($ in thousands)	2006	2005

Total on-balance sheet assets	$2,413,138	$2,127,403
Off-balance sheet securitized receivables	3,932,732	2,771,505

Managed assets	$6,345,870	$4,898,908

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

Deposits, Debt and Equity

We offer a variety of deposit products at Advanta Bank Corp. We also offer unsecured debt securities of Advanta Corp., in the form of RediReserve Variable Rate Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer on deposits and debt securities frequently depending on market conditions and our funding needs.

In March 2006, the Board of Directors of Advanta Corp. approved an increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividend paid in the second quarter of 2006. The quarterly dividend increased for Class A Common Stock from $0.1134 to $0.2125 per share and for Class B Common Stock from $0.1361 to $0.2550 per share. We funded the increase in dividends with sources of operating cash flows.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2006 by period.

	Payments Due by Period
		Less than
		or equal	1-3	3-5	After 5
($ in thousands)	Total	to 1 year	years	years	years

Time deposits	$1,287,724	$854,336	$403,824	$29,564	$0
Debt	227,126	92,140	95,414	19,396	20,176
Subordinated debt payable to preferred securities trust	103,093	0	0	0	103,093
Operating leases	23,328	6,313	12,271	4,744	0
Purchase obligations	58,142	22,368	20,302	14,567	905
Supplemental executive retirement plan obligations	1,594	0	0	0	1,594

Total	$1,701,007	$975,157	$531,811	$68,271	$125,768

We expect to fund commitments related to operating leases, purchase obligations and supplemental executive retirement plan obligations with operating cash flows. Sources of operating cash flows include securitization of receivables, excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables. Uses of cash in operations include funding of receivables, operating expenses, interest expense and costs of rewards programs. Management expects to fund our deposit and debt obligations with replacement deposits or debt having similar terms and conditions. The subordinated debt payable to preferred securities trust is not due until 2026. Payments related to supplemental executive retirement plan obligations in the table above represent the present value of vested future benefits payable and are based on service rendered through December 31, 2006.

We have commitments to purchase goods and services that are purchase obligations. These agreements are legally binding, specify all significant terms about the transaction, including fixed or minimum quantities and fixed, minimum or variable price provisions, and may be renewable or cancelable without notice or penalty. Certain agreements are cancelable with a specified notice period or penalty; however, all contracts are reflected in the table above as if they will be performed for the full term of the original agreement without regard to such notice period.

We have a contract with a third party to perform certain administrative functions associated with the servicing of our business credit card portfolio. The five year agreement is effective until December 31, 2011 and we are obligated to pay the greater of $7 million or 80% of the fees paid in the previous year on an annual basis. We can terminate the contract without penalty at our discretion as of December 31, 2009. If the contract had been terminated on December 31, 2006, the liquidated damages upon termination would have been approximately $8.3 million plus any costs incurred for programming in order to convert to a new third party service provider.

In addition to these obligations, we have commitments to extend credit to our business credit card customers, representing unused lines of credit, of $11.5 billion at December 31, 2006 and $8.9 billion at December 31, 2005. Total lines of credit on our customers’ business credit cards were $16.7 billion at December 31, 2006 and $12.7 billion at December 31, 2005. We believe that our customers’ utilization of their lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date. We expect to fund the commitments to extend credit with the various components of funding described above, similar to the funding of other new receivables.

Restrictions at Subsidiaries and Undistributed Earnings of Limited Partnership Interest

Advanta Bank Corp. and Advanta National Bank are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and primarily funds our business purpose credit cards. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank’s operations were not material to our consolidated operating results in the three years ended

December 31, 2006. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. See “Part I. Item 1 — Government Regulation.”

Advanta Bank Corp. paid $75 million in cash dividends to Advanta Corp. in 2006. In 2005, Advanta Bank Corp. paid $35 million in cash dividends to Advanta Corp. In 2004, Advanta Bank Corp. paid $32 million in cash dividends and a $3 million noncash dividend to Advanta Corp. Advanta National Bank paid no dividends to Advanta Corp. in the three years ended December 31, 2006. There were no dividends from insurance subsidiaries to Advanta Corp. in the three years ended December 31, 2006.

At December 31, 2006, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 21.37% as compared to 21.82% at December 31, 2005. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action.

Total stockholders’ equity of our banking and insurance subsidiaries was $491 million at December 31, 2006, of which $338 million was restricted. At January 1, 2007, $153 million of stockholders’ equity of our bank and insurance subsidiaries was available for payment of cash dividends in 2007 under applicable regulatory guidelines without prior regulatory approval.

In addition to dividend restrictions at banking and insurance subsidiaries, one of our other subsidiaries is subject to a minimum equity requirement as part of a transaction agreement. The total minimum equity requirement of this subsidiary was $10 million at December 31, 2006 and the subsidiary was in compliance with its minimum equity requirement. We also have an investment in a limited partnership, Fleet Credit Card Services, L.P., and estimated undistributed partnership earnings included in our retained earnings were $12.1 million at December 31, 2006.

Management believes that the restrictions, for bank, insurance and other subsidiaries and undistributed earnings of our limited partnership interest, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanta Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Advanta Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
February 26, 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanta Corp.:

We have audited the accompanying consolidated balance sheets of Advanta Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal controls over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
February 26, 2007

Advanta Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except share amounts)	2006	2005

ASSETS
Cash	$35,055	$34,109
Federal funds sold	547,631	355,057
Restricted interest-bearing deposits	1,211	1,333
Investments available for sale	197,477	219,782
Receivables, net:
Held for sale	568,456	474,881
Other	546,553	389,012

Total receivables, net	1,115,009	863,893
Accounts receivable from securitizations	334,486	450,001
Premises and equipment (at cost, less accumulated depreciation of $33,120 in 2006 and $33,029 in 2005)	16,715	16,901
Other assets	165,554	186,327

Total assets	$2,413,138	$2,127,403

LIABILITIES
Deposits	$1,365,138	$1,070,572
Debt	227,126	226,856
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	150,620	211,445

Total liabilities	1,845,977	1,611,966

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding — 1,010 shares in 2006 and 2005	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 10,041,017 shares in 2006 and 2005	100	100
Class B non-voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 23,425,609 shares in 2006 and 21,918,569 shares in 2005	234	219
Additional paid-in capital	308,219	276,231
Nonvested shares	0	(1,148)
Unearned ESOP shares	(9,204)	(9,622)
Accumulated other comprehensive loss	(288)	(678)
Retained earnings	359,813	298,472
Treasury stock at cost, 434,155 Class A common shares in 2006 and 2005; 4,290,789 Class B common shares in 2006 and 3,162,019 Class B common shares in 2005	(92,723)	(49,147)

Total stockholders’ equity	567,161	515,437

Total liabilities and stockholders’ equity	$2,413,138	$2,127,403

See Notes to Consolidated Financial Statements.

Advanta Corp. and Subsidiaries

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share amounts)	2006	2005	2004

Interest income:
Receivables	$125,955	$107,363	$82,579
Investments	25,642	17,429	6,990
Other interest income	18,158	14,809	17,140

Total interest income	169,755	139,601	106,709
Interest expense:
Deposits	52,279	33,619	19,261
Debt and other borrowings	13,864	14,809	17,158
Subordinated debt payable to preferred securities trust	9,167	9,158	9,158

Total interest expense	75,310	57,586	45,577

Net interest income	94,445	82,015	61,132
Provision for credit losses	38,600	40,297	42,368

Net interest income after provision for credit losses	55,845	41,718	18,764
Noninterest revenues:
Securitization income	114,938	109,051	124,769
Servicing revenues	63,726	51,079	49,516
Other revenues, net	159,291	130,710	113,556
Gain on transfer of consumer credit card business (See Note 17)	0	67,679	0

Total noninterest revenues	337,955	358,519	287,841

Operating expenses	256,812	243,058	234,298

Income from continuing operations before income taxes	136,988	157,179	72,307
Income tax expense	52,740	40,490	28,034

Income from continuing operations	84,248	116,689	44,273
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	738	(6,260)	468

Net income	$84,986	$110,429	$44,741

Basic income from continuing operations per common share
Class A	$3.01	$4.34	$1.69
Class B	3.18	4.47	1.80
Combined	3.12	4.43	1.76

Diluted income from continuing operations per common share
Class A	$2.82	$3.99	$1.57
Class B	2.88	4.04	1.62
Combined	2.86	4.02	1.60

Basic net income per common share
Class A	$3.04	$4.11	$1.71
Class B	3.21	4.23	1.82
Combined	3.15	4.19	1.78

Diluted net income per common share
Class A	$2.84	$3.77	$1.58
Class B	2.91	3.82	1.64
Combined	2.89	3.81	1.62

Basic weighted average common shares outstanding
Class A	8,858	8,825	8,798
Class B	18,064	17,512	16,225
Combined	26,922	26,337	25,023

Diluted weighted average common shares outstanding
Class A	8,858	8,825	8,798
Class B	20,530	20,160	18,750
Combined	29,388	28,985	27,548

See Notes to Consolidated Financial Statements.

Advanta Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

							Accumulated
						Nonvested	Other
	Comprehensive	Class A	Class A	Class B	Additional	Shares &	Comprehensive			Total
	Income	Preferred	Common	Common	Paid-In	Unearned	Income	Retained	Treasury	Stockholders’
($ in thousands)	(Loss)	Stock	Stock	Stock	Capital	ESOP Shares	(Loss)	Earnings	Stock	Equity

Balance at December 31, 2003		$1,010	$100	$206	$245,295	$(23,629)	$63	$167,783	$(49,621)	$341,207
Net income	$44,741							44,741		44,741
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $175	(324)						(324)			(324)

Comprehensive income	$44,417

Preferred and common cash dividends declared								(10,752)		(10,752)
Exercise of stock options				8	8,489					8,497
Modification of stock options					196					196
Stock option exchange program stock distribution									146	146
Stock-based nonemployee compensation expense					482					482
Issuance of nonvested shares				3	5,427	(5,430)				0
Amortization of nonvested shares						7,740				7,740
Forfeitures of nonvested shares				(2)	(1,887)	1,473				(416)
ESOP shares committed to be released					221	456				677

Balance at December 31, 2004		$1,010	$100	$215	$258,223	$(19,390)	$(261)	$201,772	$(49,475)	$392,194
Net income	$110,429							110,429		110,429
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $224	(417)						(417)			(417)

Comprehensive income	$110,012

Preferred and common cash dividends declared								(13,729)		(13,729)
Exercise of stock options				5	6,100					6,105
Stock option exchange program stock distribution									328	328
Stock-based nonemployee compensation expense					124					124
Excess tax benefits from stock-based compensation and ESOP					12,800					12,800
Issuance of nonvested shares					222	(222)				0
Amortization of nonvested shares						7,633				7,633
Forfeitures of nonvested shares				(1)	(1,811)	900				(912)
ESOP shares committed to be released					573	309				882

Balance at December 31, 2005		$1,010	$100	$219	$276,231	$(10,770)	$(678)	$298,472	$(49,147)	$515,437
Net income	$84,986							84,986		84,986
Other comprehensive income (loss):

Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($210)	390						390			390

Comprehensive income	$85,376

Preferred and common cash dividends declared								(23,645)		(23,645)
Exercise of stock options				9	10,499					10,508
Stock-based nonemployee compensation expense					238					238
Stock-based employee compensation expense					3,842					3,842
Excess tax benefits from stock-based compensation and ESOP					12,149					12,149
Issuance of nonvested shares				7	(7)					0
Amortization of nonvested shares					5,953					5,953
Forfeitures of nonvested shares				(1)	(359)					(360)
Reclassification of nonvested shares					(1,148)	1,148				0
Treasury stock acquired (See Note 12)									(43,576)	(43,576)
ESOP shares committed to be released					821	418				1,239

Balance at December 31, 2006		$1,010	$100	$234	$308,219	$(9,204)	$(288)	$359,813	$(92,723)	$567,161

See Notes to Consolidated Financial Statements.

Advanta Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2006	2005	2004

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income	$84,986	$110,429	$44,741
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss, net, on discontinuance of mortgage and leasing businesses, net of tax	(738)	6,260	(468)
Investment securities (gains) losses, net	(5,508)	(780)	1,498
Depreciation and amortization	5,785	7,184	9,666
Stock-based compensation expense	9,673	6,845	8,002
Provision for credit losses	38,600	40,297	42,368
Provision for interest and fee losses	8,830	9,270	9,714
Change in deferred origination costs, net of deferred fees	(3,123)	(6,262)	3,466
Change in receivables held for sale	(2,254,249)	(1,345,789)	(299,496)
Proceeds from sale of receivables held for sale	2,160,674	1,248,066	137,002
Change in accounts receivable from securitizations	115,515	(205,639)	(25)
Excess tax benefits from stock-based compensation	(12,149)	0	0
Change in other assets and other liabilities	(16,607)	138,189	(48,737)

Net cash provided by (used in) operating activities	131,689	8,070	(92,269)

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	(192,452)	(54,767)	34,560
Purchase of investments available for sale	(768,031)	(543,157)	(563,030)
Proceeds from sales of investments available for sale	710,185	428,436	572,309
Proceeds from sales of other investments	2,440	0	0
Proceeds from maturing investments available for sale	83,818	79,318	27,108
Change in receivables not held for sale	(201,848)	(103,445)	(93,311)
Purchases of premises and equipment, net	(5,584)	(6,070)	(5,977)

Net cash used in investing activities	(371,472)	(199,685)	(28,341)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Change in demand and savings deposits	56,614	11,720	875
Proceeds from issuance of time deposits	735,309	482,612	539,954
Payments for maturing time deposits	(517,854)	(263,294)	(393,736)
Proceeds from issuance of debt	31,886	23,311	29,319
Payments on redemption of debt	(39,973)	(70,805)	(90,625)
Change in cash overdraft and other borrowings	16,222	6,283	(4,596)
Proceeds from exercise of stock options	10,508	6,105	8,497
Cash dividends paid	(23,645)	(13,729)	(10,752)
Excess tax benefits from stock-based compensation	12,149	0	0
Treasury stock acquired	(43,576)	0	0

Net cash provided by financing activities	237,640	182,203	78,936

DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	3,089	7,956	50,298

Net increase (decrease) in cash	946	(1,456)	8,624
Cash at beginning of year	34,109	35,565	26,941

Cash at end of year	$35,055	$34,109	$35,565

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts, unless otherwise noted)

In these notes to consolidated financial statements, “Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

Note 1.	Nature of Operations and Basis of Presentation

Our Advanta Business Cards segment is one of the nation’s largest credit card issuers (through Advanta Bank Corp.) in the small business market. Advanta’s exclusive focus on this market, as well as our size, experience and commitment to developing meaningful product offerings and a high level of service tailored to the needs of small businesses, differentiate us from other issuers. Founded in 1951, Advanta has long been an innovator in developing and introducing many of the marketing techniques that are common in the financial services industry today. We own two depository institutions, Advanta Bank Corp. and Advanta National Bank. Advanta Business Cards is primarily funded and operated through Advanta Bank Corp., which offers a variety of deposit products, such as retail and large denomination certificates of deposits and money market savings accounts that are insured by the Federal Deposit Insurance Corporation. At December 31, 2006, we had 1.1 million business credit card accounts and had owned business credit card receivables of $1.1 billion and securitized business credit card receivables of $4.1 billion. Certain administrative functions associated with the servicing of our business credit card accounts are performed by a single third party vendor.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the accounting for the allowance for receivable losses, securitization income, rewards programs and income taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Allowance for Receivable Losses

We establish the allowance for receivable losses as losses are estimated to have occurred through provisions charged to earnings. Business credit card receivables are comprised of principal amounts due from customers for purchase activities, balance transfers and cash usage, and amounts due from customers relating to billed interest and fees. We report provisions for credit losses, representing the portion of receivable losses attributable to principal, separately on the consolidated income statements. We record provisions for interest and fee receivable losses as direct reductions to interest and fee income as described below in “Interest and Fee Income on Receivables.” The allowance for receivable losses is evaluated on a regular basis by management and is based upon management’s review of the collectibility of receivables in light of historical experience by receivable type, the nature and volume of the receivable portfolio, adverse situations that may affect the borrowers’ ability to repay and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Since our business credit card receivable portfolio is comprised of smaller balance homogeneous receivables, we generally evaluate the receivables collectively for impairment through the use of a migration analysis as well as the consideration of other factors that may indicate increased risk of loss, such as bankrupt accounts, overlimit accounts or accounts that have been re-aged or entered a workout program. Accordingly, we do not separately identify individual receivables for impairment disclosures. A migration analysis is a technique used to estimate the likelihood that a receivable or pool of receivables will progress through various delinquency stages and charge off.

Our charge-off and re-age policies for business credit card accounts conform to the Uniform Retail Credit Classification and Account Management Policy, as well as the Credit Card Lending Guidance, issued by the federal financial institutions regulatory agencies. Our charge-off policy for contractually delinquent business credit card accounts is to charge-off an unpaid receivable no later than the end of the month in which it becomes and remains past due 180 cumulative days from the contractual due date. Our charge-off policy for bankrupt business credit card accounts is to charge-off the unpaid receivable within 60 days of receipt of notification of filing from the bankruptcy court or within the timeframes adopted in the Uniform Retail Credit Classification and Account Management Policy, whichever is shorter. Subsequent recoveries are credited to the allowance for receivable losses.

Our charge-off policy for other receivables is to charge-off the unpaid receivable when management believes the uncollectibility of a receivable balance is confirmed.

Interest and Fee Income on Receivables

We accrue interest income on the unpaid balance of receivables. Interest income includes late fees billed on business credit card receivables. Fee income is recognized when billed to the customer, with the exception of origination fees as discussed in “Origination Costs and Fees” below. We continue to bill and recognize interest and fees on accounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses. We discontinue the billing and recognition of interest and fees when the account is classified as fraudulent, bankrupt, deceased, hardship or workout. Provisions for interest and fee losses are recorded as direct reductions to interest and fee income. The accrued interest and fee portion of charged-off receivables is charged against the allowance for receivable losses. All subsequent recoveries of charged-off receivables are classified as principal recoveries, since any amounts related to accrued interest and fees are de minimus.

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

We sell business credit card receivables through securitizations with servicing retained. Also, during the revolving period of each securitization, we sell new receivables to the securitization trust to replenish the noteholders’ interest in securitized receivables that have been repaid by the business credit card customers. When we sell receivables to the securitization trust, we surrender control over the transferred assets and account for the transaction as a sale when we receive consideration other than beneficial interests in the transferred assets in exchange. We allocate the previous carrying amount of the securitized receivables between the assets sold and the retained interests based on their relative estimated fair values at the date of sale. We recognize securitization income at the time of a sale equal to the excess of the fair value of the assets obtained (principally cash) over the allocated cost of the assets sold and transaction costs. Fair value estimates used in the recognition of securitization income require assumptions of discount rates, payment rates, credit loss rates, and interest rates and yields.

On a monthly basis, income-related cash flows on securitized receivables (interest, interchange and fees) are used to pay both interest to noteholders and servicing fees, and any excess cash flow serves as credit enhancement to cover credit losses in that month.

Accounts Receivable from Securitizations

Accounts receivable from securitizations include retained interests in securitizations, accrued interest and fees on securitized receivables, amounts due from the securitization trust related to the sale of new receivables or amounts due during the accumulation period, and amounts due from the securitization trust for one month’s servicing fee and one month’s income-related cash flows in excess of that month’s noteholders’ interest, servicing fees and credit losses.

Retained interests in securitizations include cash reserve accounts, retained interest-only strips and subordinated trust assets. Subordinated trust assets represent an ownership interest in the securitized receivables that is subordinated to the other noteholders’ interests. Retained interests in securitizations serve as credit enhancement to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the noteholders’ interests in the securitized receivables. We account for retained interests in securitizations as trading securities. These assets are carried at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income.

We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis if quoted market prices are not available. We estimate the cash flows of the retained interest-only strip as the excess of the weighted average interest yield on the pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and an estimate of future credit losses over the life of the existing receivables. We discount cash flows from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. The discounted cash flow analysis is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. We recognize interest income over the life of the retained interests in securitizations by applying the discount rate used in the valuation.

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

Investment in Limited Partnership

On February 20, 1998, we completed a transaction with Fleet Financial Group, Inc. (“Fleet”) to contribute substantially all of our consumer credit card receivables, subject to liabilities, to a newly formed entity controlled by Fleet that is now known as Fleet Credit Card Services, L.P. As of the consummation of the transaction on February 20, 1998, our ownership interest in the newly formed entity was 4.99% and the carrying value of the investment was $20.0 million. Our ownership interest at December 31, 2006 and 2005 was approximately 1.3%. As a result of our May 28, 2004 agreement with Bank of America Corp. (“Bank of America”) and the combination of Bank of America’s and Fleet Credit Card Services, L.P.’s consumer credit card businesses, our partnership interest in Fleet Credit Card Services, L.P. represents an interest in the combined business.

Subsequent to the date of the agreement with Bank of America, we have accounted for our investment in Fleet Credit Card Services, L.P. using the cost method and have recognized dividend distributions from net accumulated earnings as income. Prior to the date of the agreement with Bank of America, we recognized earnings allocable to our partnership interest using the equity method in accordance with Emerging Issues Task Force Topic D-46, Accounting for Limited Partnership Interests. The partnership interest is included in other assets on the consolidated balance sheets and earnings on the partnership interest are included in other revenues on the consolidated income statements. We received distributions from the partnership of $1.2 million in the year ended December 31, 2006, $1.9 million in 2005 and $2.4 million in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rewards Programs

We offer rewards programs with most of our business purpose credit cards. Under our rewards programs, customers may earn either cash back rewards or business rewards that can be redeemed for travel, gift certificates or merchandise. Eligible customers earn cash back rewards or business rewards based on net purchases charged on their business credit card accounts. We estimate the costs of future reward redemptions and record a liability at the time cash back rewards or business rewards are earned by the customer. These costs of future reward redemptions are recorded as a reduction of other revenues on the consolidated income statements. Estimates of the costs of future reward redemptions include assumptions regarding the percentage of earned rewards that customers will ultimately redeem and the cost of business rewards. It is reasonably possible that actual results will differ from our estimates or that our estimated liability for these programs may change.

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

Interchange Income

Interchange income represents fees paid to us by merchant banks through the credit card interchange network based on the purchase activity of our customers as partial compensation for taking credit risk, absorbing fraud losses and funding credit card receivables for a limited period prior to account billing. Interchange income includes interchange fees on both owned and securitized business credit cards.

Stock-Based Compensation

SFAS No. 123(R), Share-Based Payment (“SFAS No. 123R”) addresses accounting for equity-based compensation arrangements, including employee stock options, and requires entities to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. We adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method. Awards that are granted, modified, or settled after January 1, 2006 are measured and accounted for in accordance with SFAS No. 123R and expense is recognized for the unvested portion of awards that were granted prior to January 1, 2006 based upon the fair value determined at the grant date under SFAS No. 123 Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 123”). We estimate the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model. We recognize compensation expense on stock options and nonvested shares over the vesting period of the award.

Prior to our adoption of SFAS No. 123R, we recognized the effect of nonvested share forfeitures as they occurred. Nonvested shares were previously referred to as restricted stock. Under SFAS No. 123R, we are required to estimate forfeitures and to eliminate previously recognized compensation cost, net of related tax effects, for those nonvested shares as a cumulative effect of a change in accounting principle effective January 1, 2006. We determined that the compensation expense previously recognized in income as of December 31, 2005 related to outstanding nonvested shares that may forfeit prior to vesting was not material. Prior to our adoption of SFAS No. 123R, we classified nonvested shares as a separate component of stockholders’ equity. In accordance with SFAS No. 123R, on January 1, 2006, we reclassified nonvested shares to additional paid-in capital on the consolidated balance sheet. Prior to the adoption of SFAS No. 123R, we presented excess tax benefits from stock-based compensation as an operating cash flow. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of recognized stock-based compensation costs be reported as a financing cash flow. Excess tax benefits from stock-based compensation were $12.1 million in the year ended December 31, 2006 and $12.8 million in 2005. Excess tax benefits in 2004 were not recognized in that period due to our net operating loss carryforward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position. We have elected the alternative transition method in Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

Prior to January 1, 2006, we used the intrinsic value based accounting methodology prescribed by Accounting Principles Board Opinion (“Opinion”) No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, whereby compensation expense was the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock, and compensation expense was recognized over the vesting period of the award. We also provided pro forma disclosures of compensation expense for options granted to employees under our stock option plans, net of related tax effects, net income and earnings per share, as if the fair value-based method of accounting had been applied. See Note 13 for these pro forma disclosures for the years ended December 31, 2005 and 2004.

The impact of recognizing stock-based compensation expense for employee stock options in accordance with SFAS No. 123R instead of Opinion No. 25 in the year ended December 31, 2006 was as follows:

Decrease in income from continuing operations before income taxes	$(3,842)
Income tax benefit	1,479
Decrease in income from continuing operations	(2,363)
Decrease in net income	(2,363)
Decrease in basic earnings per combined share	$(0.09)
Decrease in diluted earnings per combined share	(0.08)

Income Taxes

Our effective tax rate is based on expected income, statutory tax rates, current tax law and tax planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is required in determining our effective tax rate and in evaluating our tax positions. Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, we determine the net deferred tax asset or liability based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies, or the final determination of tax audits or examinations, could materially affect our tax estimates and are outside of our control. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. When evaluating the realizability of the deferred tax asset, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast the business credit card market and the competitive and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if applicable, are included in income tax expense on the consolidated income statements.

Discontinued Operations

Our exit from the mortgage business and discontinuance of the leasing business represent the disposal of business segments following Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Accordingly, results of these segments are classified as discontinued operations in all periods presented. Our accounting for discontinuance of the mortgage and leasing businesses was not impacted by the issuance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, since its provisions for disposal groups of long-lived assets are effective for disposal activities initiated after January 1, 2002. We use estimates of future cash flows in the accounting for discontinued operations, including estimates of the future costs of mortgage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business-related litigation and estimates of operating results of the leasing segment over the wind down period. As all estimates used are influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Changes in estimates related to discontinued operations are included in gain (loss), net, on discontinuance of mortgage and leasing businesses on the consolidated income statements.

Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is computed by deducting preferred stock dividends from net income. Diluted earnings per common share is computed by dividing net income available to common stockholders by the sum of weighted average common shares outstanding plus dilutive common shares for the period. Potentially dilutive common shares include stock options and nonvested shares. Since the cash dividends declared on our Class B Common Stock were higher than the dividends declared on the Class A Common Stock, basic and diluted earnings per common share have been calculated using the “two-class” method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. Both classes of our common stock share equally in undistributed earnings. We have also presented combined earnings per common share, which represents net income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

Recently Issued Accounting Standards

In August 2005, the FASB issued a revised exposure draft, Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In November 2006, the FASB reported that it expects to issue a final statement in the second quarter of 2007. Management will evaluate any potential impact of the final statement when it is available.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 and eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provided that beneficial interests in securitized financial assets are not subject to SFAS No. 133. Under the new statement, an entity may irrevocably elect to measure a hybrid financial instrument that would otherwise require bifurcation at fair value in its entirety on an instrument-by-instrument basis. The statement clarifies which interest-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding certain derivative financial instruments. The statement is effective for all financial instruments that we acquire or issue after January 1, 2007. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, that amends SFAS No. 140. The statement clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. We do not expect the adoption of this statement effective January 1, 2007 to have a material impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. The statement provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, the interpretation provides that a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our current assessment and subject to changes that may result from additional guidance issued by the FASB on this statement, we do not expect the adoption of this statement effective January 1, 2007 to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. We do not expect the adoption of this statement effective January 1, 2008 to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). This statement requires an employer to recognize the funded status of a defined benefit plan on the balance sheet, recognize changes in the funded status of a defined benefit plan in comprehensive income in the year in which the changes occur, measure plan assets and obligations as of the date of the employer’s fiscal year end and provide additional disclosures. The requirements regarding financial statement recognition and disclosures are effective for Advanta as of December 31, 2006. We have one benefit plan within the scope of SFAS No. 158, a supplemental executive retirement plan, which is an unfunded plan. The adoption of this interpretation on December 31, 2006 did not impact our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This guidance was issued to resolve diversity in current practice among registrants. The bulletin establishes that registrants must quantify the impact of correcting all misstatements on the financial statements by using both the rollover and iron curtain approaches to evaluate the errors. The rollover approach quantifies the misstatement based on the amount of the error originating in the current year income statement and the iron curtain approach quantifies a misstatement based on the amount of the error existing in the balance sheet at the end of the fiscal year. The bulletin contains guidance on correcting errors under the dual approach and transition guidance. The adoption of SAB 108 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for Advanta on January 1, 2008. Management is currently evaluating the impact that this statement may have on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Reporting

Cash paid for interest was $40.5 million for the year ended December 31, 2006, $31.9 million for 2005 and $28.9 million for 2004. In addition, interest expense includes interest credited directly to the accounts of deposit customers and retail note program investors of $28.9 million for the year ended December 31, 2006, $22.9 for 2005 and $18.2 million for 2004.

Cash paid for taxes was $21.0 million for the year ended December 31, 2006, $18.8 million for 2005 and $13.9 million for 2004. Tax refunds received were $10.0 million for the year ended December 31, 2006, $1.7 million for 2005 and $339 thousand for 2004.

Note 3.	Investments Available For Sale

Investments available for sale consisted of the following at December 31:

	2006				2005				2004
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury and government agency securities	$21,098	$0	$(158)	$20,940	$51,399	$0	$(722)	$50,677	$69,402	$0	$(485)	$68,917
State and municipal securities	13,247	65	(70)	13,242	4,730	31	(45)	4,716	3,329	46	(5)	3,370
Commercial paper	6,944	0	(3)	6,941	0	0	0	0	0	0	0	0
Corporate bonds	8,488	0	(124)	8,364	10,593	0	(148)	10,445	12,308	0	(49)	12,259
Asset backed securities(1)	46,214	82	(100)	46,196	39,352	28	(114)	39,266	4,358	87	(47)	4,398
Equity securities(2)	10,118	0	(135)	9,983	10,374	0	(73)	10,301	14,626	51	0	14,677
Money market funds	91,771	0	0	91,771	104,272	0	0	104,272	80,509	0	0	80,509
Other	40	0	0	40	105	0	0	105	110	0	0	110

Total investments available for sale	$197,920	$147	$(590)	$197,477	$220,825	$59	$(1,102)	$219,782	$184,642	$184	$(586)	$184,240

(1)	Includes mortgage-backed securities.

(2)	Includes venture capital investments of $1.0 million at December 31, 2006, $1.2 million at December 31, 2005 and $5.3 million at December 31, 2004. The amount shown as amortized cost represents fair value for these investments.

Distributions from money market funds were $1.0 million in the year ended December 31, 2006, $2.2 million in 2005 and $1.2 million in 2004, and were included in interest income on the consolidated income statements.

Maturities of investments available for sale at December 31, 2006 were as follows:

	Amortized	Fair
	Cost	Value

Due in 1 year	$26,544	$26,388
Due after 1 but within 5 years	10,301	10,177
Due after 5 but within 10 years	10,104	10,074
Due after 10 years	2,868	2,888

Subtotal	49,817	49,527
Asset-backed securities	46,214	46,196
Equity securities	10,118	9,983
Money market funds	91,771	91,771

Total investments available for sale	$197,920	$197,477

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net realized gains and losses on the sale of investments are included in other revenues on the consolidated income statements. Realized gains and losses on sales of investments available for sale were as follows for the years ended December 31:

	2006	2005	2004

Gross realized gains	$4,559	$1,452	$1,179
Gross realized losses	0	(755)	0

Net realized gains	$4,559	$697	$1,179

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses were as follows:

	Less Than		12 Months
	12 Months in an		or Longer in an
	Unrealized Loss		Unrealized Loss
	Position		Position		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2006	Amount	Value	Amount	Value	Amount	Value

U.S. Treasury and government agency securities	$(10)	$3,701	$(148)	$16,402	$(158)	$20,103
State and municipal securities	(34)	5,771	(36)	1,839	(70)	7,610
Commercial paper	(3)	6,941	0	0	(3)	6,941
Corporate bonds	0	0	(124)	8,364	(124)	8,364
Asset-backed securities	(13)	3,000	(87)	1,992	(100)	4,992
Equity securities	0	0	(135)	7,165	(135)	7,165

Total	$(60)	$19,413	$(530)	$35,762	$(590)	$55,175

	Less Than		12 Months
	12 Months in an		or Longer in an
	Unrealized Loss		Unrealized Loss
	Position		Position		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2005	Amount	Value	Amount	Value	Amount	Value

U.S. Treasury and government agency securities	$(39)	$10,157	$(683)	$40,520	$(722)	$50,677
State and municipal securities	(12)	1,838	(33)	887	(45)	2,725
Corporate bonds	(140)	8,450	(8)	0	(148)	8,450
Asset-backed securities	(45)	22,800	(69)	3,426	(114)	26,226
Equity securities	(73)	7,227	0	0	(73)	7,227

Total	$(309)	$50,472	$(793)	$44,833	$(1,102)	$95,305

There were no declines in the fair value of investments available for sale below their cost that were deemed to be other than temporary at December 31, 2006 or 2005. At December 31, 2006, we held nine investments in U.S. Treasury and government agency securities in an unrealized loss position, thirty-two investments in other debt securities in an unrealized loss position and one equity investment in an unrealized loss position. The range of unrealized losses per individual debt security at December 31, 2006 was $1 thousand to $110 thousand. The maximum length of time an investment was in an unrealized loss position was thirty-three months as of December 31, 2006. At December 31, 2005, we held eighteen investments in U.S. Treasury and government agency securities in an unrealized loss position, twenty-five investments in other debt securities in an unrealized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss position and one equity investment in an unrealized loss position. The range of unrealized losses per individual debt security at December 31, 2005 was $1 thousand to $193 thousand. The maximum length of time an investment was in an unrealized loss position was twenty-one months as of December 31, 2005. The unrealized losses at December 31, 2006 and 2005 were not deemed to be other than temporary impairments based upon the length of time and the extent to which the fair value has been less than cost, review of the current interest rate environment, the underlying credit rating of the issuers, anticipated volatility in the market, and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity. The unrealized losses on debt securities at both dates resulted from increases in interest rates, not from deterioration in the creditworthiness of the issuers. In addition, the U.S. Treasury and government agency securities, state and municipal securities, corporate bonds and commercial paper have contractual terms which do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers was $6.3 million at December 31, 2006 and 2005.

Note 4.	Receivables

Receivables on the balance sheet, including those held for sale, consisted of the following at December 31:

	2006	2005

Business credit card receivables	$1,133,132	$879,468
Other receivables	7,673	8,007

Gross receivables	1,140,805	887,475

Add: Deferred origination costs, net of deferred fees	25,130	22,007
Less: Allowance for receivable losses
Business credit cards	(49,715)	(44,323)
Other receivables	(1,211)	(1,266)

Total allowance for receivable losses	(50,926)	(45,589)

Receivables, net	$1,115,009	$863,893

We had commitments to extend credit to our credit card customers, representing unused lines of credit, of $11.5 billion at December 31, 2006 and $8.9 billion at December 31, 2005. Lines of credit on our customers’ business purpose credit cards totaled $16.7 billion at December 31, 2006 and $12.7 billion at December 31, 2005. We believe that our customers’ utilization of their lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date.

See Note 6 for information on geographic concentrations for owned business credit card receivables. Also see Note 6 for statistical information on owned receivables 30 days or more delinquent, 90 days or more delinquent, on nonaccrual status, accruing receivables past due 90 days or more, and net principal charge-offs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Allowance For Receivable Losses

The following table displays five years of allowance history for the years ended December 31:

	2006	2005	2004	2003	2002

Balance at January 1	$45,589	$50,478	$48,454	$46,159	$41,971
Provision for credit losses	38,600	40,297	42,368	45,423	40,906
Provision for interest and fee losses(1)	8,830	9,270	9,714	11,623	6,889
Gross principal charge-offs:
Business credit cards	(36,777)	(48,552)	(42,991)	(46,597)	(41,660)
Other receivables	(5)	(5)	(11)	(34)	(16)

Total gross principal charge-offs	(36,782)	(48,557)	(43,002)	(46,631)	(41,676)

Principal recoveries:
Business credit cards	3,002	3,687	3,055	2,927	4,260
Other receivables	0	0	4	0	0

Total principal recoveries	3,002	3,687	3,059	2,927	4,260

Net principal charge-offs	(33,780)	(44,870)	(39,943)	(43,704)	(37,416)

Interest and fee charge-offs:
Business credit cards	(8,313)	(9,586)	(10,115)	(11,047)	(6,191)

Balance at December 31	$50,926	$45,589	$50,478	$48,454	$46,159

(1)	Prior to October 1, 2002, the billing and recognition of interest and fees was discontinued when the related receivable became 90 days past due or when the account was classified as fraudulent, bankrupt, deceased, hardship or workout. Effective October 1, 2002, we continue to bill and recognize interest and fees on accounts when they become 90 days past due, and an additional allowance for receivable losses is established for the additional billings estimated to be uncollectible through a provision for interest and fee losses.

Note 6.	Securitization Activities

Accounts receivable from securitizations consisted of the following at December 31:

	2006	2005

Retained interests in securitizations	$234,054	$183,391
Accrued interest and fees on securitized receivables, net(1)	64,713	53,844
Amounts due from the securitization trust	35,719	212,766

Total accounts receivable from securitizations	$334,486	$450,001

(1)	Reduced by an estimate for uncollectible interest and fees of $8.7 million at December 31, 2006 and $7.0 million at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents securitization data for the years ended December 31, and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	2006	2005	2004

Average securitized receivables	$3,337,888	$2,675,906	$2,524,547
Securitization income	114,938	109,051	124,769
Discount accretion	18,158	14,809	17,140
Interchange income	155,160	126,056	112,568
Servicing revenues	63,726	51,079	49,516
Proceeds from new securitizations	2,160,674	1,248,066	131,641
Proceeds from collections reinvested in revolving-period securitizations	7,553,476	6,023,825	6,557,489
Cash flows received on retained interests	332,439	301,531	264,391
Key assumptions:
Discount rate	8.71% - 10.43%	8.22% - 11.27%	9.79% - 14.33%
Monthly payment rate	21.29% - 25.00%	21.77% - 25.00%	20.63% - 22.65%
Loss rate	3.70% - 4.90%	4.25% - 6.79%	5.90% - 8.47%
Interest yield, net of interest earned by noteholders	7.30% - 9.95%	9.95% - 11.28%	11.28% - 13.84%

There were no purchases of delinquent accounts from the securitization trust in the three years ended December 31, 2006.

We used the following assumptions in measuring the fair value of retained interests in securitizations at December 31. The assumptions listed represent weighted averages of assumptions used for each securitization. The monthly payment rate assumptions used at both December 31, 2006 and 2005 result in cash flow projections over a three month weighted average life of existing receivables for the retained interest-only strip valuation.

	2006	2005

Discount rate	8.82% - 9.84%	8.71% - 9.81%
Monthly payment rate	21.29% - 23.10%	23.37% - 25.00%
Loss rate	3.70% - 4.07%	4.25% - 4.68%
Interest yield, net of interest earned by noteholders	7.30%	9.95%

In addition to the assumptions identified above, management also considered qualitative factors when assessing the fair value of retained interests in securitizations such as the potential volatility of the current market for similar instruments and the impact of the current economic environment on the performance of the receivables sold.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations that were estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from expected levels for each key assumption,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at December 31.

	2006	2005

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 2%	$(4,764)	$(2,947)
Discount rate increased by 4%	(9,309)	(5,770)
Monthly payment rate at 110% of base assumption(1)	(1,144)	(2,315)
Monthly payment rate at 125% of base assumption(1)	(2,591)	(3,998)
Loss rate at 110% of base assumption	(3,633)	(2,606)
Loss rate at 125% of base assumption	(9,082)	(6,515)
Interest yield, net of interest earned by noteholders, decreased by 1%	(9,819)	(6,132)
Interest yield, net of interest earned by noteholders, decreased by 2%	(19,637)	(12,264)

(1)	The sensitivity analysis at December 31, 2005 used stress rates of 115% and 130% of the base monthly payment rate assumption.

The objective of these hypothetical analyses is to measure the sensitivity of the estimated fair value of the retained interests in securitizations to changes in assumptions. The methodology used to calculate the estimated fair value in the analyses is a discounted cash flow analysis, which is the same methodology used to calculate the estimated fair value of the retained interests if quoted market prices are not available at each reporting date. These estimates do not factor in the impact of simultaneous changes in other key assumptions. The above scenarios do not reflect management’s expectation regarding the future direction of these rates, and they depict only certain possibilities out of a large set of possible scenarios.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2006	2005

Owned business credit card receivables	$1,133,132	$879,468
Securitized business credit card receivables	4,073,128	2,880,401

Total managed receivables	5,206,260	3,759,869

Receivables 30 days or more delinquent:
Owned	26,053	23,595
Securitized	108,159	87,610
Total managed	134,212	111,205
Receivables 90 days or more delinquent:
Owned	12,632	10,837
Securitized	52,279	40,223
Total managed	64,911	51,060
Nonaccrual receivables:
Owned	10,524	11,476
Securitized	45,160	42,828
Total managed	55,684	54,304
Accruing receivables past due 90 days or more:
Owned	11,302	9,479
Securitized	46,785	35,063
Total managed	58,087	44,542
Net principal charge-offs for the year ended December 31(1):
Owned	33,775	44,865
Securitized	116,227	155,618
Total managed	150,002	200,483

(1)	Net principal charge-offs for the year ended December 31, 2004 were $40 million on owned receivables and $170 million on securitized receivables, for a total of $210 million on managed receivables.

At December 31, 2006, approximately 15% of our owned and managed business credit card receivables were concentrated in the state of California. This compares to U.S. Census population estimates of 12% of the U.S. population residing in the state of California. We had no other concentrations in a single state in excess of 10% of total owned or managed business credit card receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Selected Balance Sheet Information

Other assets consisted of the following at December 31:

	2006	2005

Net deferred tax asset	$39,166	$64,923
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Investment in preferred securities trust	3,093	3,093
Other	91,200	86,216

Total other assets	$165,554	$186,327

Other liabilities consisted of the following at December 31:

	2006	2005

Cash overdraft	$41,188	$24,966
Business rewards liability	25,467	20,658
Cash back rewards liability	7,366	4,506
Accounts payable and accrued expenses	31,628	28,018
Current income taxes payable	21,473	17,048
Amounts due to the securitization trust	7,287	105,917
Liabilities of discontinued operations, net	1,607	509
Other	14,604	9,823

Total other liabilities	$150,620	$211,445

Note 8.	Deposits

Deposit accounts consisted of the following at December 31:

	2006	2005

Demand deposits	$4,889	$4,447
Money market savings	72,525	16,353
Time deposits of $100,000 or less	668,398	602,820
Time deposits of more than $100,000	619,326	446,952

Total deposits	$1,365,138	$1,070,572

All deposits are interest bearing except demand deposits. Time deposit maturities were as follows at December 31, 2006:

Year Ending December 31,
2007	$854,336
2008	295,068
2009	108,756
2010	12,859
2011	16,705

The average interest cost of our deposits was 4.43% for the year ended December 31, 2006, 3.46% for 2005 and 2.89% for 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Debt and Other Borrowings

The composition of debt was as follows at December 31:

	2006	2005

RediReserve variable rate demand certificates (4.50% - 5.35%)	$12,511	$13,638
91 day retail notes, fixed (5.12% - 5.26%)	738	0
6 month retail notes, fixed (5.35%)	1,826	0
12 month retail notes, fixed (3.83% - 5.83%)	21,170	19,684
18 month retail notes, fixed (3.34% - 6.06%)	4,333	4,505
24 month retail notes, fixed (3.10% - 6.30%)	19,336	22,970
30 month retail notes, fixed (3.44% - 5.97%)	5,251	9,114
36 month retail notes, fixed (4.40% - 6.77%)	16,556	21,773
48 month retail notes, fixed (5.12% - 8.30%)	16,128	18,010
60 month retail notes, fixed (5.59% - 9.22%)	106,677	104,207
84 month retail notes, fixed (6.30% - 8.62%)	4,278	3,137
120 month retail notes, fixed (6.77% - 9.53%)	16,500	8,406
Other retail notes, fixed (3.20% - 9.53%)	1,822	1,412

Total debt	$227,126	$226,856

Interest rates shown in the table above represent the range of rates on debt outstanding at December 31, 2006.

The annual contractual maturities of debt were as follows at December 31, 2006:

Year Ending December 31,
2007	$92,140
2008	63,747
2009	31,667
2010	10,843
2011 and thereafter	28,729

The average interest cost of our debt was 6.39% for the year ended December 31, 2006, 6.16% for 2005 and 6.19% for 2004.

We had no short-term borrowings outstanding at December 31, 2006 or 2005. The following table displays information related to selected types of short-term borrowings for the years ended December 31:

	2006		2005		2004

	Amount	Rate	Amount	Rate	Amount	Rate

Average for the year:
Securities sold under repurchase agreements	$5	4.65%	$5	4.00%	$0	0%
Federal funds purchased	845	5.43	56	3.73	145	1.58

Total	$850	5.42%	$61	3.75%	$145	1.58%

Maximum month-end balance:
Federal funds purchased	$50,000		$0		$18,536

The weighted average interest rates were calculated by dividing the interest expense for the period by the average amount of short-term borrowings outstanding during the period, calculated as an average of daily amounts.

At December 31, 2006, Advanta Bank Corp. had uncommitted federal funds purchased facilities available with six correspondent banks totaling $247.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Subordinated Debt Payable to Preferred Securities Trust

We own 100% of a statutory business trust, Advanta Capital Trust I, that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. We established the trust in 1996 as a financing vehicle and used the proceeds from the issuance for general corporate purposes. The assets of the trust consist of $103 million of 8.99% junior subordinated debentures issued by Advanta Corp., due December 17, 2026. The trust preferred securities are subject to mandatory redemption upon the optional prepayment by Advanta Corp. of the junior subordinated debentures at any time on or after December 17, 2006 at an amount per trust preferred security equal to 104.495% of the principal amount plus accrued and unpaid distributions. This amount declines ratably on each December 17 thereafter to 100% on December 17, 2016. Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. Dividends on the trust preferred securities are cumulative and payable semi-annually in arrears at an annual rate of 8.99%, and are deferrable at our option for up to ten consecutive semi-annual periods, provided that no deferral may extend beyond December 17, 2026. We cannot pay dividends on our preferred or common stocks during deferments. There have been no deferments as of December 31, 2006. The trust has no operations or assets separate from its investment in the junior subordinated debentures.

In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, as revised, the subsidiary trust that issued the trust preferred securities is not consolidated. The consolidated balance sheets include subordinated debt payable to preferred securities trust of $103 million and an equity investment in the trust of $3 million. The consolidated income statements include interest expense on subordinated debt payable to preferred securities trust of $9.2 million in each year.

The following is summarized financial information for Advanta Capital Trust I:

	December 31,

	2006	2005

Balance Sheet
Total assets	$103,453	$103,453
Total liabilities	360	360
Mandatorily redeemable preferred securities	100,000	100,000
Total common securityholder’s equity	3,093	3,093

	Year Ended December 31,

	2006	2005	2004

Income Statement
Interest income	$9,268	$9,268	$9,268
Expenses	0	0	0
Net income	$9,268	$9,268	$9,268

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Commitments and Contingencies

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

Obligations under Guarantees

In the normal course of business, including discontinued operations, we enter into agreements pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. These indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell assets or services, finance our business and business transactions, establish alliances or other strategic business relationships, service assets (including for unaffiliated third parties), buy or lease real property and license intellectual property. The agreements we enter into in the normal course of business, including discontinued operations, generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay certain amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees or infringement of third party intellectual property rights. Under these typical indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular agreement, and the procedures typically allow us to challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement. Also, in connection with the securitization of receivables, we enter into agreements pursuant to which we agree to indemnify other parties to these transactions. The agreements contain standard representations and warranties about the receivables that are securitized and include indemnification provisions under certain circumstances involving a breach of these representations or warranties. In connection with the securitization transactions we also include indemnifications that protect other parties to the transactions upon the occurrence of certain events, such as violations of securities laws and certain tax matters. Contingencies triggering material indemnification obligations have not occurred historically and are not expected to occur. Maximum exposure to loss is not possible to estimate due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. The nature of the indemnification provisions in the various types of agreements described above are low risk and pervasive, and we consider them to have a remote risk of loss. There are no amounts on the consolidated balance sheets related to these indemnifications.

In connection with our exit from certain businesses, we have entered into agreements that include customary indemnification obligations to the other parties. In general, the agreements we have entered into in connection with our disposition of assets, liabilities and/or businesses provide that we will indemnify the other parties to the transactions for certain losses relating to the assets, liabilities or business acquired by them. The obligations to indemnify are transaction and circumstance specific, and in most cases the other party must suffer a minimum threshold amount of losses before our indemnification obligation is triggered. Under the indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular agreement, and the procedures typically allow us to challenge the other party’s claims. It is not possible to determine the maximum potential amount of future payments under these or similar arrangements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. We previously had litigation relating to indemnification provisions of transaction agreements governing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the transfer of the consumer credit card business and the Mortgage Transaction. Outstanding litigation relating to both of these transaction agreements was resolved prior to December 31, 2005. There are no amounts on the consolidated balance sheets related to these indemnifications.

We own 100% of a statutory business trust that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. See Note 10 for further discussion. Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. At December 31, 2006, the maximum amount of the undiscounted future payments that Advanta Corp. could be required to make under this guarantee was $280 million, representing the amount of trust preferred securities outstanding of $100 million at December 31, 2006 and future dividends of approximately $9 million per year through December 2026. Our consolidated balance sheets reflect subordinated debt payable to the preferred securities trust of $103 million.

See Note 22 for a discussion of parent guarantees of subsidiary obligations.

Commitments

We lease office space in several states under leases accounted for as operating leases. Total rent expense was $5.4 million for the year ended December 31, 2006, $5.1 million for 2005, and $5.5 million for 2004. Future minimum lease payments include rent and other related expenses. The future minimum lease payments of non-cancelable operating leases are as follows at December 31, 2006:

Year Ending December 31,
2007	$6,313
2008	6,127
2009	6,144
2010	4,744

In the normal course of business, we have commitments to extend credit to our business credit card customers. See Note 4 for further discussion.

Note 12.	Capital Stock

Class A Preferred Stock is entitled to 1/2 vote per share and a noncumulative dividend of $140 per share per year, which must be paid prior to any dividend on the common stock. The redemption price of the Class A Preferred Stock is equivalent to its par value and redemption is only permitted upon approval of the Board of Directors of Advanta Corp.

Cash dividends per share of common stock declared were as follows for the years ended December 31:

	2006	2005	2004

Class A Common Stock	$0.7509	$0.4347	$0.3465
Class B Common Stock	0.9011	0.5217	0.4158

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

Note 13.	Stock-Based Compensation and Benefit Plans

We have adopted a stock-based incentive plan designed to provide incentives to participating employees to remain in our employ and devote themselves to Advanta’s success. Our incentive plan authorizes an aggregate of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.0 million shares of Advanta Corp. Class B Common Stock for the grant of stock options, awards of shares of stock or awards of stock appreciation rights to employees, directors and consultants. Shares available for future grant were 5.6 million at December 31, 2006 and 7.0 million at December 31, 2005.

Nonvested Shares

Under our stock-based incentive plan, we have management incentive programs that provide eligible employees with the opportunity to elect to take portions of their potential, or target, bonus payments for future years in the form of nonvested shares of Advanta Corp. Class B Common Stock. Nonvested shares were formerly referred to as restricted stock. To the extent that these elections are made, or are required by the terms of the programs for certain of our executive officers, nonvested shares are granted to employees. The number of nonvested shares granted to employees is determined by dividing the amount of future target bonus payments that the employee elects to receive in stock by the market price as determined under the incentive program. Nonvested shares vest ten years from the date of grant and are subject to forfeiture prior to vesting under certain conditions, including termination of employment. Vesting has been and may continue to be accelerated annually with respect to the nonvested shares granted under the program covering the particular performance year, based on the extent to which the employee and Advanta met or meet their respective business objectives and/or performance goals for that performance year. We also may issue nonvested shares to employees as part of employment agreements. The vesting and forfeiture terms vary depending on the specific terms of the employment agreement.

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows for the years ended December 31:

	2006	2005	2004

Compensation expense	$5,593	$6,721	$7,324
Income tax benefit	2,153	2,621	2,841

The total fair value of nonvested shares that vested was $22.8 million for the year ended December 31, 2006, $20.2 million for 2005 and $6.9 million for 2004. As of December 31, 2006, there was $14.4 million of total unrecognized compensation expense related to outstanding nonvested shares and we expect to recognize the expense over a weighted average period of 3.4 years.

The following table summarizes nonvested share activity for the years ended December 31:

	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Number of	Price at Date of	Number of	Price at Date of	Number of	Price at Date of
(Shares in thousands)	Shares	Issuance	Shares	Issuance	Shares	Issuance

Outstanding at beginning of year	811	$8.56	1,784	$9.67	2,089	$8.27
Granted	715	36.45	10	22.27	351	15.46
Vested	(597)	8.68	(828)	10.50	(433)	8.23
Forfeited	(104)	19.13	(155)	11.81	(223)	8.47

Outstanding at end of year	825	$31.32	811	$8.56	1,784	$9.67

Stock Options

All stock options outstanding in the three years ended December 31, 2006 were options to purchase Class B Common Stock. Our stock options generally vest over a four-year period and expire ten years after the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense, net of forfeitures, and related tax effects recognized in connection with employee stock options were as follows:

	2006	2005	2004

Compensation expense	$3,842	$0	$196
Income tax benefit	1,479	0	77

As of December 31, 2006, there was $8.9 million of total unrecognized compensation expense related to outstanding stock options and we expect to recognize the expense over a weighted average period of 2.1 years.

Stock option activity in the years ended December 31 was as follows:

	2006		2005		2004
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
(Shares in thousands)	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	4,986	$11.37	5,522	$11.14	5,358	$9.79
Granted	1,012	37.77	155	23.52	1,352	16.03
Exercised	(896)	11.74	(523)	11.67	(867)	9.78
Forfeited	(156)	23.54	(168)	14.34	(320)	12.83
Expired	0	0	0	0	(1)	22.13

Outstanding at end of year	4,946	$16.32	4,986	$11.37	5,522	$11.14

Options exercisable at end of year	3,269	$10.42	3,680	$10.46	2,795	$10.42

Weighted average fair value of options granted in the year	$9.99		$9.49		$6.56

The aggregate intrinsic value of stock options exercised was $21.8 million in the year ended December 31, 2006, $7.3 million in 2005 and $6.8 million in 2004. The aggregate intrinsic value of stock options outstanding at December 31, 2006 was $135.1 million with a weighted average remaining contractual life of 5.1 years. The aggregate intrinsic value of stock options exercisable at December 31, 2006 was $108.6 million with a weighted average remaining contractual life of 3.4 years.

The assumptions listed in the table below represent weighted averages of the assumptions used to estimate the fair value for each option grant using the Black-Scholes-Merton option pricing model. The expected dividend yield is based on current dividend rates as well as announced and anticipated changes in dividend rates based upon management’s expectations of future performance. The expected life of the options is estimated by reviewing historical option exercise data and considering the contractual life of the options and the vesting periods. Expected volatility is based on the historical volatility of Class B Common Stock. The risk-free interest rate is based on the discount rate on a U.S. Treasury Note of a similar duration to the expected life of the options.

	2006	2005	2004

Expected life (in years)	5.3	5.0	5.0
Expected volatility	38.09%	53.60%	54.74%
Risk-free interest rate	4.95%	3.79%	3.62%
Expected dividend yield	4.24%	3.14%	2.85%
Range of expected dividend yield over expected life	2.70% – 7.38%	2.32% – 4.07%	2.83% – 5.94%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to January 1, 2006, we used the intrinsic value based method of accounting for employee stock options permitted by SFAS No. 123 and, as a result, have provided pro forma disclosures of compensation expense. Had compensation expense for employee stock options been determined using the fair value based method, our compensation expense for employee stock options, net of related tax effects, net income and net income per common share would have changed to the following pro forma amounts for the years ended December 31, 2005 and 2004:

	2005		2004
	As	Pro	As	Pro
	Reported	Forma	Reported	Forma

Stock-based employee compensation expense for stock option plans, net of related tax effects	$0	$2,449	$119	$3,120
Net income	110,429	107,980	44,741	41,740
Basic net income per common share
Class A	$4.11	$4.01	$1.71	$1.59
Class B	4.23	4.14	1.82	1.70
Combined	4.19	4.09	1.78	1.66
Diluted net income per common share
Class A	$3.77	$3.68	$1.58	$1.48
Class B	3.82	3.73	1.64	1.54
Combined	3.81	3.71	1.62	1.52

Due to the restructuring of Advanta in the first quarter of 2001, we implemented a program whereby certain out-of-the-money options were exchanged for shares of Class B Common Stock. Shares granted in exchange for options were immediately vested but their distribution was deferred. Participants could elect to receive distributions of 25% of their shares on the first, second, third and fourth anniversaries of the program or to defer distributions of any installment of shares until the second through tenth anniversaries of the program. If a participant terminates employment with Advanta, any unpaid installments will be distributed on the tenth anniversary of the program. No shares were distributed in the year ended December 31, 2006. We distributed 25 thousand shares in the year ended December 31, 2005 and 11 thousand shares in 2004. There were 72 thousand shares remaining to be distributed in connection with this program at December 31, 2006.

Employee Savings Plan

Our Employee Savings Plan is a defined contribution plan available to all of our employees who have reached age 21 with six months of service. It provides tax-deferred savings and investment opportunities, including the ability to invest in Advanta Corp. Class B Common Stock. The plan provides for discretionary employer contributions equal to a portion of the first 5% of an employee’s compensation contributed to the plan. The compensation expense for this plan totaled $1.9 million for the year ended December 31, 2006, $1.9 million for 2005, and $1.7 million for 2004. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2006 were purchased on the open market.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, which allows employees and directors to purchase Advanta Corp. Class B Common Stock at a 15% discount from the market price without paying brokerage fees. We report this 15% discount as compensation expense and we incurred expense of $68 thousand for the year ended December 31, 2006, $76 thousand for 2005 and $65 thousand for 2004. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2006 were purchased on the open market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Ownership Plan

On September 10, 1998, the Board of Directors authorized the formation of an Employee Stock Ownership Plan (“ESOP”), available to all of our employees who have reached age 21 with one year of service. In 1998, the ESOP borrowed approximately $12.6 million from Advanta Corp. and used the proceeds to purchase approximately 1 million shares of Class A Common Stock. The ESOP loan is repayable with an interest rate of 8% over 30 years. We make contributions to the ESOP equal to the ESOP’s debt service less dividends received on ESOP shares. As the ESOP makes each loan payment, an appropriate percentage of stock becomes available to be allocated to participants. At the time of the loan payment, shares are allocated to participants equal to the value of dividends on allocated shares used for loan payments. The remaining shares available for allocation are allocated to eligible employees’ accounts as of each year end based on relative participant compensation. Unallocated shares are reported as unearned ESOP shares on the consolidated balance sheets. As shares of common stock acquired by the ESOP are committed to be released to each employee, we report compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are used to fund debt service of the ESOP. ESOP compensation expense was $1.1 million for the year ended December 31, 2006, $822 thousand for 2005 and $639 thousand for 2004. At December 31, 2006, there were 732 thousand unearned and unallocated ESOP shares with a fair value of $29.2 million. At December 31, 2005, there were 766 thousand unearned and unallocated ESOP shares with a fair value of $23.1 million.

Supplemental Executive Retirement Plan

In February 2005, the Board of Directors approved and established the Advanta Corp. Supplemental Executive Retirement Plan (“SERP”) to provide retirement benefits to a senior executive with an unreduced survivor benefit to the executive’s spouse. The SERP is a nonqualified, noncontributory, unfunded defined benefit retirement plan. The annual benefit of $625 thousand vests ratably from February 2005 through August 2012. Assuming the executive does not retire until age 70 when he is fully vested, we expect that no benefit payments will be made in the next 5 years and estimate benefit payments of $2.7 million in the 5 years thereafter.

The net periodic pension cost included in compensation expense was as follows for the years ended December 31:

	2006	2005	2004

Service cost	$769	$742	$0
Interest cost	64	19	0

Total net periodic pension cost	$833	$761	$0

The following is a reconciliation of the beginning and ending balances of the accumulated and projected benefit obligation at December 31:

	2006	2005

Benefit obligation at beginning of year	$761	$0
Service cost	769	742
Interest cost	64	19

Benefit obligation at end of year	$1,594	$761

The measurement date used to determine the benefit obligation for the SERP is December 31. The benefit obligation was included in other liabilities on the consolidated balance sheets. We used a discount rate in calculating the benefit obligation of 5.9% as of December 31, 2006 and 5.6% as of December 31, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, each as defined in the regulations. Management believes that Advanta Bank Corp. and Advanta National Bank meet all capital adequacy requirements to which they are subject as of December 31, 2006 and 2005.

In 2000, Advanta National Bank reached agreements with its bank regulatory agency, primarily relating to the bank’s subprime lending operations. The agreements established temporary asset growth limits at Advanta National Bank, imposed restrictions on taking brokered deposits and required that Advanta National Bank maintain certain capital ratios in excess of the minimum regulatory standards. In 2001, Advanta National Bank entered into an additional agreement with its regulatory agency regarding restrictions on new business activities and product lines at Advanta National Bank after the Mortgage Transaction, and the resolution of outstanding Advanta National Bank liabilities. The agreement also reduced the capital requirements for Advanta National Bank to a ratio of 12.7% for Tier 1 and total capital to risk-weighted assets, and to a ratio of 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement prohibits the payment of dividends by Advanta National Bank without prior regulatory approval. Advanta National Bank’s operations were not material to our consolidated operating results in the three years ended December 31, 2006. Management believes that Advanta National Bank was in compliance with its regulatory agreements at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As set forth in the table below, at December 31, 2006 and 2005, Advanta Bank Corp. and Advanta National Bank had capital at levels a bank is required to maintain to be classified as “well-capitalized” under the regulatory framework for prompt corrective action. However, Advanta National Bank does not meet the definition of “well-capitalized” because of the existence of its agreement with its regulatory agency, even though it has achieved the higher imposed capital ratios required by the agreement.

			To Be Adequately		To Be Well-
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
	Actual		Action Provisions		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006
Total Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$439,335	21.37%	$259,648	≥ 8.0%	$286,535	≥ 10.0%
Advanta National Bank	77,984	287.33	2,170	≥ 8.0	2,715	≥ 10.0
Tier I Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$398,653	19.39%	$177,516	≥ 4.0%	$207,866	≥ 6.0%
Advanta National Bank	77,762	286.51	1,085	≥ 4.0	1,628	≥ 6.0
Tier I Capital (to Average Assets)
Advanta Bank Corp.	$398,653	20.33%	$78,444	≥ 4.0%	$98,055	≥ 5.0%
Advanta National Bank	77,762	78.25	3,975	≥ 4.0	4,970	≥ 5.0
December 31, 2005
Total Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$393,841	21.82%	$221,684	≥ 8.0%	$246,608	≥ 10.0%
Advanta National Bank	66,768	254.42	2,100	≥ 8.0	2,625	≥ 10.0
Tier I Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$359,082	19.89%	$148,728	≥ 4.0%	$176,710	≥ 6.0%
Advanta National Bank	66,486	253.35	1,050	≥ 4.0	1,575	≥ 6.0
Tier I Capital (to Average Assets)
Advanta Bank Corp.	$359,082	21.98%	$65,347	≥ 4.0%	$81,684	≥ 5.0%
Advanta National Bank	66,486	45.84	5,800	≥ 4.0	7,250	≥ 5.0

Note 15.	Restrictions on Dividends, Loans and Advances

In the normal course of business, Advanta Corp. and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in dividend and loan restrictions.

Banks insured by the Federal Deposit Insurance Corporation are subject to certain provisions of the Federal Reserve Act which impose various legal limitations on the extent to which banks may finance or otherwise supply funds to certain of their affiliates. In particular, Advanta Bank Corp. and Advanta National Bank are subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with Advanta Corp. or its affiliates. These restrictions prevent Advanta Bank Corp. and Advanta National Bank from lending to Advanta Corp. and its affiliates unless these extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, secured extensions of credit are limited in amount: (1) as to Advanta Corp. or any affiliate, to 10% of each bank’s capital and surplus; and (2) as to Advanta Corp. and all affiliates in the aggregate, to 20% of each bank’s capital and surplus.

Under grandfathering provisions of the Competitive Equality Banking Act of 1987, Advanta Corp. is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended, so long

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as Advanta Corp. and Advanta National Bank continue to comply with certain restrictions on their activities. These restrictions include the limitation that Advanta National Bank may take demand deposits but may not make commercial loans. We have no present plans to register as a bank holding company under the Bank Holding Company Act.

Advanta Bank Corp. paid $75 million in cash dividends to Advanta Corp. in 2006. In 2005, Advanta Bank Corp. paid $35 million in cash dividends to Advanta Corp. In 2004, Advanta Bank Corp. paid $32 million in cash dividends and a $3 million noncash dividend to Advanta Corp. Advanta National Bank’s agreements with its regulatory agency prohibit the payment of dividends by Advanta National Bank without prior regulatory approval. Advanta National Bank paid no dividends to Advanta Corp. in the three years ended December 31, 2006.

Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 2006, the insurance subsidiaries were in compliance with these rules and regulations. The insurance subsidiaries paid no dividends to Advanta Corp. in the three years ended December 31, 2006.

Total stockholders’ equity of our banking and insurance subsidiaries was $491 million at December 31, 2006 and $437 million at December 31, 2005. Of our total equity in these subsidiaries, $338 million was restricted at December 31, 2006 and $290 million was restricted at December 31, 2005. At January 1, 2007, $153 million of stockholders’ equity of our bank and insurance subsidiaries was available for payment of cash dividends in 2007 under applicable regulatory guidelines without prior regulatory approval.

In addition to dividend restrictions at banking and insurance subsidiaries, one of our other subsidiaries is subject to a minimum equity requirement as part of a transaction agreement. The total minimum equity requirement of this subsidiary was $10 million at December 31, 2006 and the subsidiary was in compliance with its minimum equity requirement. We also have an investment in a limited partnership, Fleet Credit Card Services, L.P., and estimated undistributed partnership earnings included in our retained earnings were $12.1 million at December 31, 2006.

Note 16.	Segment Information

Our only reportable business segment is Advanta Business Cards, which issues business purpose credit cards to small businesses and business professionals through our subsidiary, Advanta Bank Corp. Our business credit card accounts provide approved customers with unsecured revolving business credit lines. Advanta Business Cards revenue is generated through interest earned on outstanding balances, interchange income, balance transfer fees, cash usage fees and other fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other(1)	Total

Year Ended December 31, 2006
Interest income	$143,738	$26,017	$169,755
Interest expense	46,233	29,077	75,310
Noninterest revenues	332,924	5,031	337,955
Pretax income from continuing operations	135,587	1,401	136,988
Total assets at end of period	1,495,544	917,594	2,413,138
Capital expenditures	225	5,643	5,868
Depreciation and amortization	145	5,640	5,785

Year Ended December 31, 2005
Interest income	$121,697	$17,904	$139,601
Interest expense	36,027	21,559	57,586
Noninterest revenues	284,556	6,284	290,840
Gain on transfer of consumer credit card business	0	67,679	67,679
Pretax income from continuing operations	88,905	68,274	157,179
Total assets at end of period	1,362,133	765,270	2,127,403
Capital expenditures	0	6,193	6,193
Depreciation and amortization	392	6,792	7,184

Year Ended December 31, 2004
Interest income	$99,194	$7,515	$106,709
Interest expense	35,779	9,798	45,577
Noninterest revenues	285,610	2,231	287,841
Pretax income (loss) from continuing operations	75,182	(2,875)	72,307
Total assets at end of period	994,194	698,730	1,692,924
Capital expenditures	187	6,925	7,112
Depreciation and amortization	2,012	7,654	9,666

(1)	Other includes venture capital operations as well as investment and other activities not attributable to segments. Total assets in Other include assets of discontinued operations, if applicable.

Note 17.	Gain on Transfer of Consumer Credit Card Business

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Selected Income Statement Information

Other revenues consisted of the following for the years ended December 31:

	2006	2005	2004

Interchange income	$203,369	$164,853	$140,534
Cash back rewards	(45,845)	(33,581)	(24,713)
Business rewards	(22,216)	(20,140)	(16,513)
Balance transfer fees	7,848	5,561	4,572
Investment securities gains (losses), net(1)	5,508	780	(1,498)
Other business credit card fees	3,545	3,283	2,911
Cash usage fees	3,487	3,199	3,097
Earnings on investment in Fleet Credit Card Services, L.P.	1,246	1,948	2,545
Other, net	2,349	4,807	2,621

Total other revenues, net	$159,291	$130,710	$113,556

(1)	Investment securities gains (losses), net, include changes in the fair value and realized gains and losses on venture capital investments.

In each reporting period, we evaluate our estimates of the percentage of earned rewards that customers will ultimately redeem and the costs of business rewards and adjust our estimates, if needed, based on historical experience, consideration of changes in portfolio composition and changes in the rewards programs, including redemption terms. The following table shows the impact of the changes in the estimated percentage of earned rewards that customers will ultimately redeem and other changes in estimated costs of future period reward redemptions for the years ended December 31:

	2006	2005	2004

Increase (decrease) in other revenues	$500	$(1,200)	$(2,700)
Increase (decrease) in net income	308	(730)	(1,660)
Amount per combined diluted share	$0.01	$(0.03)	$(0.06)

Operating expenses consisted of the following for the years ended December 31:

	2006	2005	2004

Salaries and employee benefits	$96,371	$96,012	$92,863
Amortization of deferred origination costs, net	48,285	41,729	33,508
External processing	25,072	21,216	20,267
Marketing	23,193	20,560	21,014
Professional fees	11,907	12,236	14,043
Equipment	9,942	10,954	11,173
Occupancy	9,102	8,180	8,695
Credit	5,140	5,064	5,781
Other	27,800	27,107	26,954

Total operating expenses	$256,812	$243,058	$234,298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Income Taxes

Income tax expense was as follows for the years ended December 31:

	2006	2005	2004

Income tax expense (benefit) attributable to:
Continuing operations	$52,740	$40,490	$28,034
Gain (loss), net, on discontinuance of mortgage and leasing businesses	462	(4,002)	297

Total income tax expense	$53,202	$36,488	$28,331

Income tax expense (benefit) attributable to continuing operations consisted of the following components for the years ended December 31:

	2006	2005	2004

Current:
Federal	$21,794	$15,090	$13,139
State	5,861	3,539	2,699

Total current	27,655	18,629	15,838

Deferred:
Federal	25,281	21,432	12,032
State	(196)	429	164

Total deferred	25,085	21,861	12,196

Total income tax expense attributable to continuing operations	$52,740	$40,490	$28,034

The reconciliation of the statutory federal income tax to income tax expense attributable to continuing operations is as follows for the years ended December 31:

	2006	2005	2004

Statutory federal income tax	$47,946	$55,013	$25,307
State income taxes, net of federal income tax benefit	3,641	2,579	1,861
Nondeductible expenses	945	1,174	982
Compensation limitation	201	440	512
Gain on transfer of consumer credit card business	0	(12,347)	0
Change in valuation allowance	0	(6,393)	0
Other	7	24	(628)

Income tax expense attributable to continuing operations	$52,740	$40,490	$28,034

Our effective tax rate attributable to continuing operations was 38.5% for the year ended December 31, 2006, 25.8% for 2005 and 38.8% for 2004. The effective tax rate for the year ended December 31, 2005 was impacted by the Bank of America agreement and reevaluation of the valuation allowance discussed below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset was comprised of the following at December 31:

	2006	2005

Deferred tax assets	$66,059	$79,452
Deferred tax liabilities	(26,893)	(14,529)

Net deferred tax asset	$39,166	$64,923

The components of the net deferred tax asset were as follows at December 31:

	2006	2005

Alternative minimum tax credit carryforwards	$17,249	$26,060
Business credit card rewards	11,492	8,807
Deferred revenue	(10,435)	0
Deferred origination costs, net of deferred fees	(8,910)	(7,345)
Allowance for receivable losses	8,864	18,400
Capital loss carryforwards	6,653	4,476
Incentive and deferred compensation	6,065	5,029
Securitization income	(2,624)	(3,849)
Unrealized venture capital investment losses	1,352	5,934
Other	9,460	7,411

Net deferred tax asset	$39,166	$64,923

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See Note 17 for further discussion. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet, which was acquired by Bank of America, and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the year ended December 31, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the year ended December 31, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of December 31, 2006, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.

In the third quarter of 2006, we completed the preparation and filing of our 2005 U.S. federal income tax return and recognized a current tax benefit and deferred tax provision to reflect a reduction in current taxes payable and deferred tax assets from the amounts previously estimated. These results were due to changes in the timing of certain deductions and recognition of certain revenues in the 2005 tax return and had no net impact on our effective tax rate or total income tax expense for the year ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, we have $4.3 million of capital loss carryforwards that are scheduled to expire in the year ending December 31, 2009, $7.4 million that are scheduled to expire in the year ending December 31, 2010, and $7.3 million that are scheduled to expire in the year ending December 31, 2011. Alternative minimum tax credit carryforwards do not expire.

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

On January 23, 2001, we decided to cease originating leases. Our leasing business, Advanta Leasing Services, offered flexible lease financing programs on small-ticket equipment to small businesses. The primary products financed included office machinery, security systems and computers. We continued to service the existing lease portfolio during its wind down period. As of December 31, 2006, we had no lease receivables outstanding.

The components of the gain (loss) on discontinuance of our mortgage and leasing businesses for the years ended December 31 were as follows:

	2006		2005		2004
		Advanta		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services	Mortgage	Services

Pretax gain (loss) on discontinuance of mortgage and leasing businesses	$500	$700	$(13,762)	$3,500	$(3,270)	$4,035
Income tax (expense) benefit	(193)	(269)	5,367	(1,365)	1,268	(1,565)

Gain (loss) on discontinuance of mortgage and leasing businesses, net of tax	$307	$431	$(8,395)	$2,135	$(2,002)	$2,470

The gain (loss) on discontinuance of the mortgage business in each of the applicable reported periods represents a change in our estimates of the future costs of mortgage business-related contingent liabilities based on new developments in litigation or disputes related to our former mortgage programs, or insurance reimbursements related to past or future costs. The loss on discontinuance of the mortgage business in 2005 includes the impact of the resolution of the litigation matters with Chase Manhattan Mortgage Corporation related to the Mortgage Transaction. The gain on discontinuance of the leasing business in each of the applicable reported periods represents changes in estimated operating results of the leasing segment over the wind down period based on trends of performance of the leasing portfolio, sales tax assessments or refunds, or changes in the anticipated timeframe over which we expect to incur certain operating expenses related to the leasing business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per share amounts were as follows for the years ended December 31:

	Advanta Mortgage			Advanta Leasing Services
	2006	2005	2004	2006	2005	2004

Basic gain (loss) on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.01	$(0.32)	$(0.08)	$0.02	$0.08	$0.10
Class B	0.01	(0.32)	(0.08)	0.02	0.08	0.10
Combined	0.01	(0.32)	(0.08)	0.02	0.08	0.10

Diluted gain (loss) on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.01	$(0.29)	$(0.07)	$0.01	$0.07	$0.09
Class B	0.01	(0.29)	(0.07)	0.01	0.07	0.09
Combined	0.01	(0.29)	(0.07)	0.01	0.07	0.09

Note 21.	Calculation of Earnings Per Share

The following table shows the calculation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

	2006	2005	2004

Income from continuing operations	$84,248	$116,689	$44,273
Less: Preferred A dividends	(141)	(141)	(141)

Income from continuing operations available to common stockholders	84,107	116,548	44,132
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	738	(6,260)	468

Net income available to common stockholders	84,845	110,288	44,600
Less: Class A dividends declared	(6,712)	(3,842)	(3,067)
Less: Class B dividends declared	(16,792)	(9,746)	(7,544)

Undistributed net income	$61,341	$96,700	$33,989

Basic income from continuing operations per common share
Class A	$3.01	$4.34	$1.69
Class B	3.18	4.47	1.80
Combined(1)	3.12	4.43	1.76

Diluted income from continuing operations per common share
Class A	$2.82	$3.99	$1.57
Class B	2.88	4.04	1.62
Combined(1)	2.86	4.02	1.60

Basic net income per common share
Class A	$3.04	$4.11	$1.71
Class B	3.21	4.23	1.82
Combined(1)	3.15	4.19	1.78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004

Diluted net income per common share
Class A	$2.84	$3.77	$1.58
Class B	2.91	3.82	1.64
Combined(1)	2.89	3.81	1.62

Basic weighted average common shares outstanding
Class A	8,858	8,825	8,798
Class B	18,064	17,512	16,225
Combined	26,922	26,337	25,023

Dilutive effect of
Options Class B	2,153	1,942	1,606
Nonvested shares Class B	313	706	919

Diluted weighted average common shares outstanding
Class A	8,858	8,825	8,798
Class B	20,530	20,160	18,750
Combined	29,388	28,985	27,548

Antidilutive shares
Options Class B	702	13	161
Nonvested shares Class B	2	0	0

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Parent Company Financial Statements

ADVANTA CORP. (Parent Company Only)
Condensed Balance Sheets

($ in thousands)	December 31,

	2006	2005

Assets
Cash	$5,836	$7,559
Commercial paper equivalent(1)	40,000	40,000
Restricted interest-bearing deposits	2,142	2,096
Investments available for sale	66,623	93,488
Receivables, net	39,386	17,512
Investments in and advances to bank and insurance subsidiaries	517,722	448,761
Investments in and advances to other subsidiaries	172,080	143,273
Other assets	88,202	120,562

Total assets	$931,991	$873,251

Liabilities
Debt	$227,126	$226,856
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	34,611	27,865

Total liabilities	364,830	357,814

Stockholders’ Equity
Preferred stock	1,010	1,010
Common stock	334	319
Other stockholders’ equity	565,817	514,108

Total stockholders’ equity	567,161	515,437

Total liabilities and stockholders’ equity	$931,991	$873,251

(1)	Commercial paper equivalent refers to unsecured loans made to Advanta Business Services Holding Corp. for terms of less than 30 days in maturity which are not automatically renewable, consistent with commercial paper issuance.

Parent company cash includes amounts deposited at bank subsidiaries of $5.8 million at December 31, 2006 and $7.5 million at December 31, 2005. Restricted interest-bearing deposits include amounts deposited at bank subsidiaries of $1.3 million at December 31, 2006 and 2005.

The parent company guarantees certain lease payments of its subsidiaries in connection with lease agreements extending through November 30, 2010. At December 31, 2006, the maximum amount of undiscounted future payments that the parent could be required to make under these lease agreement guarantees was $11.5 million. The parent company guarantees payments of distributions and other amounts due on trust preferred securities issued by its wholly-owned statutory business trust. See Note 10 for a discussion of Advanta Corp.’s guarantee of payments of distributions and other amounts due on the trust preferred securities. The parent company also guarantees that an insurance subsidiary will remain in compliance with its minimum statutory capital requirement of $2.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ADVANTA CORP. (Parent Company Only)

Condensed Statements of Operations

($ in thousands)	Year Ended December 31,

	2006	2005	2004

Income:
Dividends from bank and insurance subsidiaries	$75,000	$35,000	$35,000
Dividends from other subsidiaries	282	329	1,542
Interest income	5,757	4,682	2,057
Other revenues, net	5,880	4,175	1,388
Loss on sale of receivables to bank subsidiary	(2,688)	0	0
Gain on transfer of consumer credit card business	0	49,899	0

Total income	84,231	94,085	39,987

Expenses:
Interest expense	19,712	20,042	23,299
Provision for credit losses	490	30	0
Operating expenses	34,600	37,309	33,763

Total expenses	54,802	57,381	57,062

Gain (loss) from continuing operations before income taxes and equity in undistributed net income in subsidiaries	29,429	36,704	(17,075)
Income tax benefit	(2,941)	(15,104)	(18,008)

Income from continuing operations before equity in undistributed net income of subsidiaries	32,370	51,808	933
Gain (loss) on discontinuance of mortgage business, net of tax	279	(8,469)	(1,999)

Income (loss) before equity in undistributed net income of subsidiaries	32,649	43,339	(1,066)
Equity in undistributed net income of subsidiaries	52,337	67,090	45,807

Net income	$84,986	$110,429	$44,741

The Parent Company Only Statements of Changes in Stockholders’ Equity are the same as the Consolidated Statements of Changes in Stockholders’ Equity.

The parent company had interest income related to affiliate borrowings of $3.3 million for the year ended December 31, 2006, $4.0 million for 2005 and $3.3 million for 2004. The parent company provided certain administrative and support services to affiliates. Revenues related to these services were $2.6 million for the year ended December 31, 2006, $2.8 million for 2005 and $2.4 million for 2004. Affiliates provide certain administrative and support services to the parent company. Fees paid to affiliates for these services were $14.3 million for the year ended December 31, 2006, $12.7 million for 2005 and $12.8 million for 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ADVANTA CORP. (Parent Company Only)

Condensed Statements of Cash Flows

($ in thousands)	Year Ended December 31,

	2006	2005	2004

Operating Activities
Net income	$84,986	$110,429	$44,741
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on discontinuance of mortgage business, net of tax	(279)	8,469	1,999
Equity in net income of subsidiaries	(127,619)	(102,419)	(82,349)
Loss on sale of receivables to bank subsidiary	2,688	0	0
Investment securities gains, net	(1,658)	(185)	(14)
Dividends received from subsidiaries	75,282	35,329	33,559
Provision for credit losses	490	30	0
Depreciation	146	121	97
Excess tax benefits from stock-based compensation	(12,149)	0	0
Change in other assets and other liabilities	69,278	24,169	(7,437)

Net cash provided by (used in) operating activities	91,165	75,943	(9,404)

Investing Activities
Investments in subsidiaries	0	0	(59)
Return of investment from subsidiaries	224	14	6,028
Purchase of investments available for sale	(611,358)	(404,227)	(468,082)
Proceeds from sales of investments available for sale	625,633	358,492	424,811
Proceeds from maturing investments available for sale	14,500	30,055	10,000
Change in commercial paper equivalents	0	4,000	90,000
Change in restricted interest-bearing deposits	(46)	429	402
Change in receivables	(32,515)	(16,507)	476
Purchases of premises and equipment, net	0	(291)	(1)

Net cash (used in) provided by investing activities	(3,562)	(28,035)	63,575

Financing Activities
Proceeds from issuance of debt	31,886	23,311	29,319
Payments on redemption of debt	(39,973)	(70,805)	(90,625)
Change in affiliate borrowings	(37,966)	16,725	20,631
Proceeds from exercise of stock options	10,508	6,105	8,497
Cash dividends paid	(23,645)	(13,729)	(10,752)
Excess tax benefits from stock-based compensation	12,149	0	0
Treasury stock acquired	(43,576)	0	0

Net cash used in financing activities	(90,617)	(38,393)	(42,930)

Discontinued Operations
Net cash provided by (used in) operating activities	1,291	(7,748)	(5,551)

Net (decrease) increase in cash	(1,723)	1,767	5,690
Cash at beginning of year	7,559	5,792	102

Cash at end of year	$5,836	$7,559	$5,792

In 2006, the parent company contributed $7.5 million of receivables to Advanta Bank Corp. as a noncash investment in subsidiary. In 2005, noncash transactions of the parent company included noncash investment in subsidiaries of $21.5 million. In 2004, noncash transactions of the parent company included noncash dividends of $3.0 million from subsidiaries and noncash investment in subsidiaries of $3.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Fair Value of Financial Instruments

The estimated fair values and related carrying amounts of our financial instruments are as follows at December 31:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash	$35,055	$35,055	$34,109	$34,109
Federal funds sold	547,631	547,631	355,057	355,057
Restricted interest-bearing deposits	1,211	1,211	1,333	1,333
Investments available for sale	197,477	197,477	219,782	219,782
Receivables, net	1,115,009	1,155,280	863,893	902,888
Accounts receivable from securitizations	334,486	334,486	450,001	450,001
Accrued interest receivable	6,076	6,076	5,236	5,236
Financial liabilities:
Demand and savings deposits	$77,414	$77,414	$20,800	$20,800
Time deposits	1,287,724	1,283,141	1,049,772	1,038,764
Debt	227,126	229,164	226,856	234,248
Subordinated debt payable to preferred securities trust	103,093	105,155	103,093	102,062
Accrued interest payable	10,415	10,415	5,414	5,414
Off-balance sheet financial instruments:
Commitments to extend credit	$0	$0	$0	$0

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

Receivables, Net

The fair values of receivables are estimated using a discounted cash flow analysis that incorporates estimates of the excess of the weighted average interest and fee yield over the aggregate cost of funds, servicing costs, future credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses over the life of the receivables, and interest rates currently being offered for receivables with similar terms to borrowers of similar credit quality.

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

Commitments to Extend Credit

There is no fair value associated with commitments to extend credit to our business credit card customers, since any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements. We had commitments to extend credit of $11.5 billion at December 31, 2006 and $8.9 billion at December 31, 2005.

SUPPLEMENTAL SCHEDULES (UNAUDITED)

QUARTERLY DATA

(In thousands, except per share amounts)	2006

	December 31,	September 30,	June 30,	March 31,

Interest income	$45,048	$45,928	$40,511	$38,268
Interest expense	22,227	19,649	17,479	15,955

Net interest income	22,821	26,279	23,032	22,313
Provision for credit losses	9,969	9,202	10,145	9,284

Net interest income after provision for credit losses	12,852	17,077	12,887	13,029

Noninterest revenues	85,210	83,197	87,312	82,236
Operating expenses	68,505	65,932	62,736	59,639

Income from continuing operations before income taxes	29,557	34,342	37,463	35,626
Income from continuing operations	18,178	21,120	23,040	21,910
Gain on discontinuance of mortgage and leasing businesses, net of tax(1)	0	0	738	0

Net income	$18,178	$21,120	$23,778	$21,910

Basic income from continuing operations per common share
Class A	$0.63	$0.75	$0.84	$0.79
Class B	0.69	0.81	0.87	0.82
Combined(2)	0.67	0.79	0.86	0.81

Diluted income from continuing operations per common share
Class A	$0.60	$0.71	$0.78	$0.73
Class B	0.62	0.73	0.79	0.74
Combined(2)	0.62	0.73	0.79	0.73

Basic net income per common share
Class A	$0.63	$0.75	$0.86	$0.79
Class B	0.69	0.81	0.90	0.82
Combined(2)	0.67	0.79	0.89	0.81

Diluted net income per common share
Class A	$0.60	$0.71	$0.81	$0.73
Class B	0.62	0.73	0.81	0.74
Combined(2)	0.62	0.73	0.81	0.73

Basic weighted average common shares outstanding
Class A	8,870	8,862	8,854	8,846
Class B	18,315	17,887	17,945	18,107
Combined	27,185	26,749	26,799	26,953

Diluted weighted average common shares outstanding
Class A	8,870	8,862	8,854	8,846
Class B	20,626	20,167	20,459	20,876
Combined	29,496	29,029	29,313	29,722

(1)	See Note 20 to the consolidated financial statements.

(2)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

SUPPLEMENTAL SCHEDULES (UNAUDITED) — (Continued)
QUARTERLY DATA — Continued

	2005
(In thousands, except per share amounts)

	December 31,	September 30,	June 30,	March 31,

Interest income	$41,284	$35,293	$30,845	$32,179
Interest expense	15,982	15,301	13,718	12,585

Net interest income	25,302	19,992	17,127	19,594
Provision for credit losses	10,018	11,232	8,603	10,444

Net interest income after provision for credit losses	15,284	8,760	8,524	9,150

Noninterest revenues(1)	66,289	76,439	77,304	138,487
Operating expenses	59,472	58,715	62,251	62,620

Income from continuing operations before income taxes	22,101	26,484	23,577	85,017
Income from continuing operations	13,482	16,155	14,382	72,670
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax(2)	2,074	(12,299)	3,965	0

Net income	$15,556	$3,856	$18,347	$72,670

Basic income from continuing operations per common share
Class A	$0.48	$0.58	$0.53	$2.82
Class B	0.51	0.61	0.56	2.85
Combined(3)	0.50	0.60	0.55	2.84

Diluted income from continuing operations per common share
Class A	$0.45	$0.54	$0.49	$2.54
Class B	0.46	0.56	0.50	2.55
Combined(3)	0.46	0.55	0.50	2.55

Basic net income per common share
Class A	$0.56	$0.12	$0.68	$2.82
Class B	0.59	0.15	0.71	2.85
Combined(3)	0.58	0.14	0.70	2.84

Diluted net income per common share
Class A	$0.52	$0.12	$0.63	$2.54
Class B	0.53	0.14	0.64	2.55
Combined(3)	0.53	0.13	0.64	2.55

Basic weighted average common shares outstanding
Class A	8,837	8,829	8,821	8,812
Class B	17,992	17,901	17,433	16,705
Combined	26,829	26,730	26,254	25,517

Diluted weighted average common shares outstanding
Class A	8,837	8,829	8,821	8,812
Class B	20,535	20,409	20,013	19,670
Combined	29,372	29,238	28,834	28,482

(1)	Noninterest revenues for the three months ended March 31, 2005 included a $67.7 million pretax gain on the transfer of our consumer credit card business. See Note 17 to the consolidated financial statements.

(2)	See Note 20 to the consolidated financial statements.

(3)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

SUPPLEMENTAL SCHEDULES (UNAUDITED) — (Continued)

ALLOCATION OF ALLOWANCE FOR RECEIVABLE LOSSES

($ in thousands)	December 31,

	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Business credit cards	$49,715	98%	$44,323	97%	$49,190	97%	$47,041	97%	$44,466	96%
Other receivables	1,211	2	1,266	3	1,288	3	1,413	3	1,693	4

Total	$50,926	100%	$45,589	100%	$50,478	100%	$48,454	100%	$46,159	100%

COMPOSITION OF GROSS RECEIVABLES

($ in thousands)	December 31,

	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Business credit cards	$1,133,132	99%	$879,468	99%	$730,483	99%	$518,040	97%	$445,083	95%
Other receivables	7,673	1	8,007	1	10,280	1	16,976	3	25,589	5

Total	$1,140,805	100%	$887,475	100%	$740,763	100%	$535,016	100%	$470,672	100%

YIELD AND MATURITY OF INVESTMENTS AT DECEMBER 31, 2006

($ in thousands)	Maturing

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Fair Value	Yield(3)	Fair Value	Yield(3)	Fair Value	Yield(3)	Fair Value	Yield(3)

U.S. Treasury and government agency securities	$18,262	3.26%	$2,678	4.70%	$0	0.00%	$0	0.00%
State and municipal securities(1)	320	4.71	0	0.00	10,074	5.16	2,848	5.87
Commercial paper	6,941	5.33	0	0.00	0	0.00	0	0.00
Corporate bonds	865	4.27	7,499	4.25	0	0.00	0	0.00
Asset backed securities	0	0.00	0	0.00	0	0.00	46,196	5.58
Other(2)	0	0.00	0	0.00	0	0.00	40	6.00

Total investments available for sale	$26,388	3.86%	$10,177	4.37%	$10,074	5.16%	$49,084	5.60%

(1)	Yield computed on a tax equivalent basis using a statutory rate of 35%.

(2)	Equity investments and money market funds are excluded from this table because they do not have a stated maturity.

(3)	Yields are computed by dividing interest by the amortized cost of the respective investment securities.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

December 31,
($ in thousands)	2006

Maturity:
3 months or less	$180,918
Over 3 months through 6 months	152,038
Over 6 months through 12 months	216,445
Over 12 months	281,825

Total	$831,226

98

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm on management’s assessment of internal control over financial reporting are incorporated herein from pages 50 and 51.

Item 9B.	Other Information

On February 28, 2007, the Board of Directors of Advanta National Bank authorized a dividend of $39.1 million and return of capital of $28 million payable to Advanta Corp., after having received prior approval from the Office of the Comptroller of the Currency.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to this item will be set forth in the Proxy Statement under the captions “Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference, as is the information in Part I of this Report under the captions, “Executive Officers of the Registrant,” and “Available Information.”

Item 11.	Executive Compensation

The information required to be furnished pursuant to this item will be set forth in the Proxy Statement under the captions “Executive and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” “Compensation Committee Interlocks and Insider Participation” and “Employment Agreements with Executive Officers and Other Transactions and Arrangements” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this item will be set forth in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” and is incorporated herein by reference.

The following table gives information about equity awards under our 2000 Omnibus Stock Incentive Plan and our Employee Stock Purchase Plan as of December 31, 2006.

Equity Compensation Plan Information

(In thousands, except weighted average exercise price)

	(a)		(b)	(c)

Number of Securities
Remaining Available for
	Number of Securities to be			Future Issuance under
	Issued upon Exercise of		Weighted Average Exercise	Equity Compensation Plans
	Outstanding Options,		Price of Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights		Warrants and Rights	reflected in column (a))

Equity compensation plans approved by stockholders	4,946	(1)	$16.32	5,571(2)

Equity compensation plans not approved by stockholders(3)	—		—	—

Total	4,946		$16.32	5,571(2	)(3)

(1)	Does not include 825 thousand shares of restricted Class B Common Stock granted pursuant to the Advanta Corp. 2000 Omnibus Stock Incentive Plan. Generally, restrictions on these shares may be removed between 2007 and 2016.

(2)	All of the shares remaining available for future issuance are available under the 2000 Omnibus Stock Incentive Plan which provides for the issuance of stock options, awards of stock and/or awards of stock appreciation rights.

(3)	Advanta Corp.’s Employee Stock Purchase Plan (the “Stock Purchase Plan”) does not specify a maximum number of shares that may be issued. An aggregate of 15 thousand shares of Class B Common Stock were purchased under the Stock Purchase Plan in 2006.

Summary Description of Equity Compensation Plans

Advanta Corp. 2000 Omnibus Stock Incentive Plan

The 2000 Omnibus Stock Incentive Plan (the “Omnibus Plan”) was adopted by the Board of Directors in April 2000 and approved by the stockholders of the Company on June 7, 2000. The Omnibus Plan provides for the issuance of a maximum of 20,000,000 shares of Class B Common Stock (including 9,860,191 shares that were available for issuance under the Company’s prior stock incentive plans that were in effect at the time the Omnibus Plan was approved by the stockholders and which plans were amended and restated by the Omnibus Plan). The Omnibus Plan provides for the issuance of options to acquire Class B Common Stock, awards of Class B Common Stock and/or awards of stock appreciation rights (referred to collectively as “Awards”). Shares of Class B Common Stock awarded pursuant to the Omnibus Plan must be authorized and unissued shares or shares acquired for the treasury of the Company. Generally, if an Award granted under the Omnibus Plan expires, terminates or lapses for any reason without the issuance of shares of Class B Common Stock thereunder, such shares shall be available for reissuance under the Omnibus Plan. Employees and directors of the Company, and consultants and advisors to the Company, who render bona fide services to the Company unrelated to the offer of securities, are eligible to receive Awards under the Omnibus Plan. The terms of any Award made pursuant to the Omnibus Plan are described and established in a grant document provided to the Award recipient. No Awards may be granted under the Omnibus Plan after April 5, 2010. Awards granted and outstanding as of the date the Omnibus Plan terminates will not be affected by the termination of the plan. In the event of a change of control of the Company (as defined by the Omnibus Plan), stock options and stock appreciation rights granted pursuant to the Omnibus Plan will become immediately exercisable in full. Other Awards granted pursuant to the Omnibus Plan may also vest in connection with a change of control of the Company, depending upon the applicable circumstances. Shares subject to Awards granted pursuant to the Omnibus Plan are subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth in the Proxy Statement under the captions “Independence of Non-employee Directors” and “Employment Agreements with Executive Officers and Other Transactions and Arrangements” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished pursuant to this item will be set forth in the Proxy Statement under the captions “Audit Fees” and “Pre-Approval Policy for Services by Independent Auditors” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

(a)(1)	Financial Statements.
1.	Consolidated Balance Sheets at December 31, 2006 and 2005.

2.	Consolidated Income Statements for each of the years in the three year period ended December 31, 2006.

3.	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three year period ended December 31, 2006.

4.	Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2006.

5.	Notes to Consolidated Financial Statements.

(a)(2)	Schedules.
Other statements and schedules are not being presented either because they are not required or the information required by such statements and schedules is presented elsewhere in the financial statements.

(a)(3)	Exhibits*
2-a	Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage Corporation.(1)

2-b	Mortgage Loan Purchase and Sale Agreement, dated February 23, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association.(2)

2-c	Mortgage Loan Purchase and Sale Agreement, dated February 28, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association.(2)

3-a	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994), as amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s 6 3/4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 15, 1995), as further amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, dated March 17, 1997).

3-b	By-laws of the Registrant, as amended.(3)

3-c	Rights Agreement, dated as of March 14, 1997, by and between the Registrant and the Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated March 17, 1997), as amended by Amendment No. 1, dated as of June 4, 1998 (incorporated by reference to Exhibit 1 to the Registrant’s Amended Registration Statement on Form 8-A/A, dated June 11, 1998), and Amendment No. 2, dated as of September 4, 1998, (incorporated by reference to Exhibit 1 to the Registrant’s Amended Registration Statement on Form 8-A/ A, dated September 23, 1998).

4-a	Specimen of Class A Common Stock Certificate and specimen of Class B Common Stock Certificate.(4)

4-b	Senior Trust Indenture, dated as of October 23, 1995, between the Registrant and The Bank of New York, as successor Trustee.(6)

4-c	Indenture dated as of December 17, 1996 between Advanta Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures.(7)

4-d	Declaration of Trust dated as of December 5, 1996 of Advanta Capital Trust I.(7)

4-e	Amended and Restated Declaration of Trust dated as of December 17, 1996 for Advanta Capital Trust I.(7)

4-f	Series A Capital Securities Guarantee Agreement dated as of December 17, 1996.(7)

10-a†	Advanta Corp. 2000 Omnibus Stock Incentive Plan.(8)

10-a.1†	Form of Stock Option Agreement.(9)

10-a.2†	Advanta Management Incentive Program VI.(22)

10-a.3†	Form of AMIP VI Restricted Stock Award.(22)

10-a.4†	Criteria for certain Bonus Awards to Executive Officers for Performance Year 2006 (incorporated by reference to the information set forth under Item 1.01 of the Registrant’s Current Report on Form 8-K filed on April 21, 2006).

10-b	Card Member License Agreement between Colonial National Financial Corp. (now known as Advanta Bank Corp.) and MasterCard International Incorporated dated April 14, 1994.(10)

10-c	VISA U.S.A. Inc. Membership Agreement and Principal Member Addendum executed by Advanta Corp. on February 27, 1997.(10)

10-d	VISA U.S.A. Inc. Membership Agreement executed by Advanta Bank Corp. on March 3, 2000.(10)

10-e†	Advanta Corp. Supplemental Executive Retirement Plan.(23)

10-f†	Advanta Corp. Executive Deferral Plan.(11)

10-g†	Advanta Corp. Non-Employee Directors Deferral Plan.(11)

10-h†	Summary of Life Insurance Benefits for Directors and Executives.(9)

10-i	Preferred Pricing Agreement, effective March 19, 2006, between Dun & Bradstreet, Inc. and Advanta Bank Corp. (filed herewith).

10-j	Tournament Class Membership Purchase Agreement, dated as of February 7, 2006, between Advantennis Corp. and WTA Tour, Inc. d/b/a Sony Ericsson WTA Tour.(12)

10-k†	Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff.(11)

10-l†	Agreement dated May 11, 1998 between the Registrant and Philip M. Browne.(13)

10-m	Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet Financial Group (incorporated by reference to Exhibit(c)(2) to the Registrant’s Schedule 13E-4, dated January 20, 1998), as amended by the First Amendment to the Contribution Agreement, dated as of February 10, 1998, by and among Advanta Corp., Fleet Financial Group and Fleet Credit Card, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed March 6, 1998).

10-n	Commercial Lease, dated September 28, 1995, by and between Draper Park North, L.C. and Advanta Financial Corp., as amended January 31, 1996 and May 20, 1996, as amended.(14)

10-n.1	Amendment to Commercial Lease, dated as of December 6, 2004, between Carramerica Realty, L.P. and Advanta Bank Corp.(9)

10-n.2	Amendment to Commercial Lease, dated as of January 25, 2005, between Carramerica Realty, L.P. and Advanta Bank Corp.(9)

10-o	Master Indenture, dated as of August 1, 2000, between Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust and Bankers Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (Commission File No. 333-32874) filed August 30, 2000 by Advanta Business Receivables Corp.), as amended May 9, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (Commission File No. 333-32874) filed May 19, 2006 by Advanta Business Receivables Corp.).

10-p	Transfer and Servicing Agreement, dated as of August 1, 2000, among Advanta Business Receivables Corp., Advanta Bank Corp., as Servicer, and Wilmington Trust Company, as Owner Trustee of Advanta Business Card Master Trust (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (Commission File No. 333-32874) filed August 30, 2000 by Advanta Business Receivables Corp.), as amended May 9, 2006 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (Commission File No. 333-32874) filed May 19, 2006 by Advanta Business Receivables Corp.).

10-q	Limited Partnership Agreement of Fleet Credit Card Services, L.P., dated as of May 26, 1998.(9)

10-r	Agreement relating to Fleet Credit Card Services, L.P., dated as of May 28, 2004, by and between Advanta Corp., Advanta National Bank, Advanta Service Corp., Fleet Credit Card Holdings, Inc., Fleet Credit Card Services, L.P. and Bank of America Corp.(15)

10-s.1	Service Agreement between First Data Resources Inc. and Advanta Bank Corp., dated as of January 1, 2002 (incorporated by reference to Exhibit 10-u to Annual Report on Form 10-K for year ended December 31, 2001).

10-s.2	Amendment to Service Agreement, between First Data Resources, Inc. and Advanta Bank Corp., dated as of December 18, 2006 (filed herewith) (confidential treatment has been requested for portions of this document).

10-t	Separation Agreement, dated as of April 15, 2005, between Advanta Corp. and Brian Tierney.(19)

10-u†	Relocation Agreement by and between Advanta Corp. and John F. Moore, dated as of May 20, 2004.(15)

10-v	Direct Marketing Agreement, dated effective as of December 15, 1999, by and among Advanta Bank Corp. and CFM Direct, as amended.(14)

10-w	Advanta Corp. Employee Stock Purchase Plan, as amended.(14)

10-x	Lease Agreement, dated August 4, 1995, between Ortho Pharmaceutical Corporation and Advanta Corp.(14)

10-y	Agreement of Lease dated February 27, 2003 between Advanta Shared Services Corp and Liberty Property Limited Partnership (without exhibits) and Guaranty of Advanta Corp.(16)

10-z†	Letter Agreement dated as of October 14, 2003, between Advanta Corp. and Jeffrey D. Beck.(18)

10-aa†	Advanta Corp. Office of the Chairman Supplemental Compensation Program.(9)

10-bb†	Advanta Senior Management Change of Control Severance Plan Restated December 21, 2000.(9)

10-cc†	Advanta Senior Management Change of Control Severance Plan.(9)

10-dd	Sponsorship Agreement, dated as of March 14, 2005, between Advantennis Corp. and World Team Tennis Franchise Inc.(5)

10-ee	Stock Repurchase Agreement, entered into May 9, 2006, by and among Advanta Corp., Dennis Alter, Dennis J. Alter, Trustee U/I/T dated December 15, 2003 and Dennis J. Alter, Trustee U/I/T dated May 24, 2004.(21)

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney (included on the signature page hereof).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Definitive Proxy Statement filed January 25, 2001.

(2)	Incorporated by reference to Current Report on Form 8-K dated March 14, 2001.

(3)	Incorporated by reference to Current Report on Form 8-K dated March 17, 1997.

(4)	Incorporated by reference to Amendment No. 1 to Form 8 and Exhibit 1 to Registrant’s Form 8-A, respectively, both dated April 22, 1992.

(5)	Incorporated by reference to Current Report on Form 8-K filed on March 17, 2005.

(6)	Incorporated by reference to Registration Statement on Form S-3 (File No. 33-62601) filed September 13, 1995.

(7)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996.

(8)	Incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-04469) filed on November 1, 2000.

(9)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004.

(10)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995.

(12)	Incorporated by reference to Current Report on Form 8-K filed on February 13, 2006.

(13)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference to Quarterly Report on Form 10-Q for quarter ended June 30, 2004.

(16)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(17)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(18)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(19)	Incorporated by reference to Current Report on Form 8-K filed on April 20, 2005.

(20)	Incorporated by reference to Current Report on Form 8-K filed on May 5, 2005.

(21)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(22)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(23)	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005.

*	Unless otherwise indicated, each exhibit incorporated herein by reference was previously filed with the SEC under Commission File Number 0-14120.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanta Corp.

By:	/s/ William A. Rosoff
William A. Rosoff, President and
Vice Chairman of the Board

Dated: February 28, 2007

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, William A. Rosoff, Philip M. Browne, David B. Weinstock and Elizabeth H. Mai, or any of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2006 relating to Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, effective on the 28th day of February, 2007.

Name	Title

/s/ Dennis Alter Dennis Alter	Chairman of the Board and Chief Executive Officer

/s/ William A. Rosoff William A. Rosoff	President and Vice Chairman of the Board

/s/ Philip M. Browne Philip M. Browne	Senior Vice President and Chief Financial Officer

/s/ David B. Weinstock David B. Weinstock	Vice President and Chief Accounting Officer

/s/ Robert S. Blank Robert S. Blank	Director

/s/ Max Botel Max Botel	Director

Name	Title

/s/ Thomas Costello Thomas Costello	Director

/s/ Dana Becker Dunn Dana Becker Dunn	Director

/s/ Ronald Lubner Ronald Lubner	Director

/s/ Olaf Olafsson Olaf Olafsson	Director

/s/ Michael Stolper Michael Stolper	Director