Form 10-Q
period 2007-03-31
ADVANTA CORP
filed 2007-05-09
CIK 96638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007
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
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at May 2, 2007
Common Stock, $.01 par value	9,606,862 shares
Class B	Outstanding at May 2, 2007
Common Stock, $.01 par value	19,431,791 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share amounts)	2007	2006

ASSETS
Cash	$39,949	$35,055
Federal funds sold	504,079	547,631
Restricted interest-bearing deposits	903	1,211
Investments available for sale	253,245	197,477
Receivables, net:
Held for sale	517,200	568,456
Other	605,999	546,553

Total receivables, net	1,123,199	1,115,009
Accounts receivable from securitizations	335,624	334,486
Premises and equipment, net	17,425	16,715
Other assets	154,321	165,554

Total assets	$2,428,745	$2,413,138

LIABILITIES
Deposits	$1,350,096	$1,365,138
Debt	226,820	227,126
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	162,865	150,620

Total liabilities	1,842,874	1,845,977

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding – 1,010 shares in 2007 and 2006	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 10,041,017 shares in 2007 and 2006	100	100
Class B non-voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 23,615,867 shares in 2007 and 23,425,609 shares in 2006	236	234
Additional paid-in capital	315,004	308,219
Unearned ESOP shares	(9,099)	(9,204)
Accumulated other comprehensive loss	(263)	(288)
Retained earnings	372,198	359,813
Treasury stock at cost, 434,155 Class A common shares in 2007 and 2006; 4,303,945 Class B common shares in 2007 and 4,290,789 Class B common shares in 2006	(93,315)	(92,723)

Total stockholders’ equity	585,871	567,161

Total liabilities and stockholders’ equity	$2,428,745	$2,413,138

See notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2007	2006

Interest income:
Receivables	$35,567	$28,927
Investments	7,682	5,359
Other interest income	5,106	3,982

Total interest income	48,355	38,268
Interest expense:
Deposits	16,537	10,308
Debt	3,708	3,358
Subordinated debt payable to preferred securities trust	2,317	2,289

Total interest expense	22,562	15,955

Net interest income	25,793	22,313
Provision for credit losses	10,083	9,284

Net interest income after provision for credit losses	15,710	13,029
Noninterest revenues:
Securitization income	23,511	33,578
Servicing revenues	20,376	13,682
Other revenues, net	42,481	34,976

Total noninterest revenues	86,368	82,236
Operating expenses	66,802	59,639

Income before income taxes	35,276	35,626
Income tax expense	13,828	13,716

Net income	$21,448	$21,910

Basic net income per common share
Class A	$0.74	$0.79
Class B	0.80	0.82
Combined	0.78	0.81

Diluted net income per common share
Class A	$0.70	$0.73
Class B	0.73	0.74
Combined	0.72	0.73

Basic weighted average common shares outstanding
Class A	8,879	8,846
Class B	18,489	18,107
Combined	27,368	26,953

Diluted weighted average common shares outstanding
Class A	8,879	8,846
Class B	20,782	20,876
Combined	29,661	29,722

See notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A	Class A	Class B	Additional
	Comprehensive	Preferred	Common	Common	Paid-In
($ in thousands)	Income	Stock	Stock	Stock	Capital

Balance at December 31, 2005		$1,010	$100	$219	$276,231

Net income	$84,986
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($210)	390

Comprehensive income	$85,376

Preferred and common cash dividends declared
Exercise of stock options				9	10,499
Stock-based nonemployee compensation expense					238
Stock-based employee compensation expense					3,842
Excess tax benefits from stock-based compensation and ESOP					12,149
Issuance of nonvested shares				7	(7)
Amortization of nonvested shares					5,953
Forfeitures of nonvested shares				(1)	(359)
Reclassification of nonvested shares					(1,148)
Treasury stock acquired
ESOP shares committed to be released					821

Balance at December 31, 2006		$1,010	$100	$234	$308,219

Effect of applying the provisions of FIN No. 48 (See Note 2)
Net income	$21,448
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($13)	25

Comprehensive income	$21,473

Preferred and common cash dividends declared
Exercise of stock options				2	1,686
Stock-based employee compensation expense					1,151
Excess tax benefits from stock-based compensation and ESOP					2,387
Amortization of nonvested shares					1,291
Treasury stock acquired
ESOP shares committed to be released					270

Balance at March 31, 2007		$1,010	$100	$236	$315,004

See notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) – continued

	Unearned	Accumulated
	ESOP Shares	Other			Total
	& Nonvested	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2005	$(10,770)	$(678)	$298,472	$(49,147)	$515,437

Net income			84,986		84,986
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($210)		390			390
Comprehensive income
Preferred and common cash dividends declared			(23,645)		(23,645)
Exercise of stock options					10,508
Stock-based nonemployee compensation expense					238
Stock-based employee compensation expense					3,842
Excess tax benefits from stock-based compensation and ESOP					12,149
Issuance of nonvested shares					0
Amortization of nonvested shares					5,953
Forfeitures of nonvested shares					(360)
Reclassification of nonvested shares	1,148				0
Treasury stock acquired				(43,576)	(43,576)
ESOP shares committed to be released	418				1,239

Balance at December 31, 2006	$(9,204)	$(288)	$359,813	$(92,723)	$567,161

Effect of applying the provisions of FIN No. 48 (See Note 2)			(2,099)		(2,099)
Net income			21,448		21,448
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($13)		25			25
Comprehensive income
Preferred and common cash dividends declared			(6,964)		(6,964)
Exercise of stock options					1,688
Stock-based employee compensation expense					1,151
Excess tax benefits from stock-based compensation and ESOP					2,387
Amortization of nonvested shares					1,291
Treasury stock acquired				(592)	(592)
ESOP shares committed to be released	105				375

Balance at March 31, 2007	$(9,099)	$(263)	$372,198	$(93,315)	$585,871

See notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
($ in thousands)	March 31,
	2007	2006

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income	$21,448	$21,910
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities gains, net	(990)	(708)
Depreciation and amortization	1,416	1,641
Stock-based compensation expense	2,442	626
Provision for credit losses	10,083	9,284
Provision for interest and fee losses	2,446	2,038
Change in deferred origination costs, net of deferred fees	434	(839)
Change in receivables held for sale	(306,402)	(606,161)
Proceeds from sale of receivables held for sale	357,658	535,890
Change in accounts receivable from securitizations	(1,138)	176,557
Excess tax benefits from stock-based compensation and ESOP	(2,387)	(787)
Change in other assets and other liabilities	39,195	(65,148)

Net cash provided by operating activities	124,205	74,303

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	43,860	(14,766)
Purchase of investments available for sale	(273,366)	(211,887)
Proceeds from sales of investments available for sale	202,521	204,140
Proceeds from maturing investments available for sale	16,105	19,730
Change in receivables not held for sale	(72,409)	(42,325)
Purchases of premises and equipment, net	(2,122)	(891)

Net cash used in investing activities	(85,411)	(45,999)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Change in demand and savings deposits	11,909	19,021
Proceeds from issuance of time deposits	116,025	129,915
Payments for maturing time deposits	(152,289)	(168,002)
Proceeds from issuance of debt	9,659	4,280
Payments on redemption of debt	(10,353)	(16,472)
Change in cash overdraft	(5,597)	3,793
Proceeds from exercise of stock options	1,688	2,367
Cash dividends paid	(6,964)	(3,716)
Excess tax benefits from stock-based compensation and ESOP	2,387	787
Treasury stock acquired	(592)	0

Net cash used in financing activities	(34,127)	(28,027)

DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	227	954

Net increase in cash	4,894	1,231
Cash at beginning of period	35,055	34,109

Cash at end of period	$39,949	$35,340

See notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)
March 31, 2007
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
Note 2) Recently Issued Accounting Standards
In August 2005, the Financial Accounting Standards Board (“FASB”) issued a revised exposure draft, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In November 2006, the FASB reported that it expects to issue a revised exposure draft in the second quarter of 2007. Management will evaluate any potential impact of the final statement when it is available.
In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125 (“SFAS No. 140”), and eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized

Financial Assets, which provided that beneficial interests in securitized financial assets are not subject to SFAS No. 133. Under the new statement, an entity may irrevocably elect to measure a hybrid financial instrument that would otherwise require bifurcation at fair value in its entirety on an instrument-by-instrument basis. The statement clarifies which interest-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding certain derivative financial instruments. The statement is effective for all financial instruments that we acquire or issue after January 1, 2007. The adoption of this statement did not have a material impact on our financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, that amends SFAS No. 140. The statement clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. The adoption of this statement effective January 1, 2007 did not have a material impact on our financial position or results of operations.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN No. 48”). The statement provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, the interpretation provides that a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this statement effective January 1, 2007, and as a result, recorded a $2.1 million reduction to the opening balance of retained earnings. The adoption did not have a material impact on our effective tax rate for the three months ended March 31, 2007. See Note 10 for further discussion.
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
Note 3) Investments Available for Sale
Investments available for sale consisted of the following:

	March 31, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Treasury and government agency securities	$31,105	$31,009	$21,098	$20,940
State and municipal securities	13,429	13,443	13,247	13,242
Commercial paper	7,783	7,781	6,944	6,941
Corporate bonds	8,463	8,368	8,488	8,364
Asset-backed securities(1)	45,991	45,879	46,214	46,196
Equity securities(2)	9,374	9,260	10,118	9,983
Money market funds	133,162	133,162	91,771	91,771
Other	4,343	4,343	40	40

Total investments available for sale	$253,650	$253,245	$197,920	$197,477

(1)	Includes mortgage-backed securities.

(2)	Includes venture capital investments of $1.5 million at March 31, 2007 and $1.0 million at December 31, 2006. The amount shown as amortized cost represents fair value for these investments.
Note 4) Receivables
Owned receivables, including those held for sale, consisted of the following:

	March 31,	December 31,
	2007	2006

Business credit card receivables	$1,142,006	$1,133,132
Other receivables	7,703	7,673

Gross receivables	1,149,709	1,140,805

Add: Deferred origination costs, net of deferred fees	24,696	25,130
Less: Allowance for receivable losses
Business credit cards	(49,995)	(49,715)
Other receivables	(1,211)	(1,211)

Total allowance for receivable losses	(51,206)	(50,926)

Receivables, net	$1,123,199	$1,115,009

Note 5) Allowance for Receivable Losses
The following table presents activity in the allowance for receivable losses for the three months ended March 31:

	2007	2006

Balance at January 1	$50,926	$45,589
Provision for credit losses	10,083	9,284
Provision for interest and fee losses	2,446	2,038
Gross principal charge-offs:
Business credit cards	(10,996)	(9,059)
Principal recoveries:
Business credit cards	1,213	975

Net principal charge-offs	(9,783)	(8,084)

Interest and fee charge-offs:
Business credit cards	(2,466)	(2,031)

Balance at March 31	$51,206	$46,796

Note 6) Securitization Activities
Accounts receivable from securitizations consisted of the following:

	March 31,	December 31,
	2007	2006

Retained interests in securitizations	$225,619	$234,054
Accrued interest and fees on securitized receivables, net(1)	67,320	64,713
Amounts due from the securitization trust	42,685	35,719

Total accounts receivable from securitizations	$335,624	$334,486

(1)	Reduced by an estimate for uncollectible interest and fees of $9.4 million at March 31, 2007 and $8.7 million at December 31, 2006.
The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended
	March 31,
	2007	2006

Average securitized receivables	$4,152,857	$2,957,309
Securitization income	23,511	33,578
Discount accretion	5,106	3,982
Interchange income	42,414	33,714
Servicing revenues	20,376	13,682
Proceeds from new securitizations	357,658	535,890
Proceeds from collections reinvested in revolving-period securitizations	2,383,984	1,683,802
Cash flows received on retained interests	84,756	77,628
Key assumptions:
Discount rate	8.15% - 9.84%	8.71% - 10.14%
Monthly payment rate	20.04% - 23.10%	22.75% - 25.00%
Loss rate	3.70% - 4.24%	4.25% - 4.90%
Interest yield, net of interest earned by noteholders	7.29% - 7.30%	8.86% - 9.95%

There were no purchases of delinquent accounts from the securitization trust during the three months ended March 31, 2007 or 2006.
We used the following assumptions in measuring the fair value of retained interests in securitizations at March 31, 2007 and December 31, 2006. The assumptions listed represent weighted averages of assumptions used for each securitization. The monthly payment rate assumptions used at both March 31, 2007 and December 31, 2006 result in cash flow projections over a three-month weighted average life of existing receivables for the retained interest-only strip valuation.

	March 31,	December 31,
	2007	2006

Discount rate	8.15% - 8.98%	8.82% - 9.84%
Monthly payment rate	20.04% - 23.10%	21.29% - 23.10%
Loss rate	3.85% - 4.24%	3.70% - 4.07%
Interest yield, net of interest earned by noteholders	7.29%	7.30%

In addition to the assumptions identified above, management also considered qualitative factors when assessing the fair value of retained interests in securitizations such as the potential volatility of the current market for similar instruments and the impact of the current economic environment on the performance of the receivables sold.
We have prepared sensitivity analyses of the valuations of retained interests in securitizations that were estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at March 31, 2007.

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased 200 basis points	$(4,214)
Discount rate increased 400 basis points	(8,239)
Monthly payment rate at 115% of base assumption	(1,126)
Monthly payment rate at 130% of base assumption	(2,611)
Loss rate at 110% of base assumption	(4,131)
Loss rate at 125% of base assumption	(10,328)
Interest yield, net of interest earned by noteholders, decreased 100 basis points	(10,731)
Interest yield, net of interest earned by noteholders, decreased 200 basis points	(21,461)

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

	March 31,	December 31,	March 31,
	2007	2006	2006

Owned business credit card receivables	$1,142,006	$1,133,132	$982,251
Securitized business credit card receivables	4,444,055	4,073,128	3,045,600

Total managed receivables	$5,586,061	$5,206,260	$4,027,851

Receivables 30 days or more delinquent:
Owned	$28,544	$26,053	$26,335
Securitized	122,426	108,159	91,029
Total managed	150,970	134,212	117,364
Receivables 90 days or more delinquent:
Owned	12,878	12,632	11,637
Securitized	54,633	52,279	40,131
Total managed	67,511	64,911	51,768
Nonaccrual receivables:
Owned	10,711	10,524	11,710
Securitized	47,402	45,160	41,002
Total managed	58,113	55,684	52,712
Accruing receivables past due 90 days or more:
Owned	11,373	11,302	10,447
Securitized	47,974	46,785	36,003
Total managed	59,347	58,087	46,450
Net principal charge-offs for the three months ended March 31 and December 31:
Owned	9,783	9,169	8,084
Securitized	35,082	33,100	27,095
Total managed	44,865	42,269	35,179

Note 7) Commitments and Contingencies
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

Note 8) Capital Stock
Cash dividends per share of common stock declared were as follows:

	Three Months Ended
	March 31,
	2007	2006

Class A Common Stock	$0.2125	$0.1134
Class B Common Stock	0.2550	0.1361

In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split in the form of a 50% stock dividend, on both the Class A and Class B Common Stock, to stockholders of record as of May 25, 2007. The stock dividend will be payable after the close of business on June 15, 2007. In addition, the Board of Directors of Advanta Corp. approved a 25% increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividend paid in the second quarter of 2007. The Board of Directors of Advanta Corp. also authorized the repurchase of up to 1.0 million shares of Advanta Corp.’s Class B Common Stock, or 1.5 million shares stated on a split-adjusted basis.
In January 2007, in connection with the exercise of stock options by an officer, we withheld 13 thousand shares of Class B Common Stock with a market value of $592 thousand to meet our minimum statutory tax withholding requirements.
Note 9) Segment Information
The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other(1)	Total

Three months ended March 31, 2007
Interest income	$40,549	$7,806	$48,355
Interest expense	13,306	9,256	22,562
Noninterest revenues	84,326	2,042	86,368
Pretax income	34,811	465	35,276
Total assets at beginning of period	1,495,544	917,594	2,413,138
Total assets at end of period	1,509,317	919,428	2,428,745

Three months ended March 31, 2006
Interest income	$32,810	$5,458	$38,268
Interest expense	10,024	5,931	15,955
Noninterest revenues	81,338	898	82,236
Pretax income	35,293	333	35,626
Total assets at beginning of period	1,362,133	765,270	2,127,403
Total assets at end of period	1,280,102	760,537	2,040,639

(1)	Other includes venture capital operations as well as investment and other activities not attributable to the Advanta Business Cards segment.

Note 10) Income Taxes
Income tax expense consisted of the following components for the three months ended March 31:

	2007	2006

Current:
Federal	$6,341	$6,336
State	1,123	1,350

Total current	7,464	7,686

Deferred:
Federal	6,296	5,966
State	68	64

Total deferred	6,364	6,030

Income tax expense	$13,828	$13,716

The reconciliation of the statutory federal income tax to income tax expense was as follows for the three months ended March 31:

	2007	2006

Statutory federal income tax	$12,346	$12,469
State income taxes, net of federal income tax benefit	934	919
Compensation limitation	338	33
Nondeductible expenses	181	171
Other	29	124

Income tax expense	$13,828	$13,716

Our effective tax rate was 39.2% for the three months ended March 31, 2007 and 38.5% for the three months ended March 31, 2006.
We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	March 31,	December 31,
	2007	2006

Deferred tax assets	$60,771	$66,059
Deferred tax liabilities	(27,982)	(26,893)

Net deferred tax asset	$32,789	$39,166

The components of the net deferred tax asset were as follows:

	March 31,	December 31,
	2007	2006

Alternative minimum tax credit carryforwards	$13,861	$17,249
Deferred revenue	(12,501)	(10,435)
Business credit card rewards	12,184	11,492
Receivable losses	8,920	8,864
Deferred origination costs, net of deferred fees	(8,751)	(8,910)
Capital loss carryforwards	6,469	6,653
Incentive and deferred compensation	3,976	6,065
Securitization income	(2,624)	(2,624)
Unrealized venture capital investment losses	1,191	1,352
Other	10,064	9,460

Net deferred tax asset	$32,789	$39,166

We adopted the provisions of FIN No. 48 effective January 1, 2007, and as a result, recorded a $2.1 million reduction to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007 was $25.6 million. These unrecognized tax benefits, if recognized, would favorably affect our effective tax rate. The liability for unrecognized tax benefits is included in other liabilities on the consolidated balance sheet. At January 1, 2007, the liability for unrecognized tax benefits included $7.7 million accrued for the potential payment of interest and $7.2 million accrued for the potential payment of penalties. We classify interest and penalties related to unrecognized tax benefits as income tax expense. There were no material changes in unrecognized tax benefits in the three months ended March 31, 2007.
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of January 1, 2007, we are subject to U.S. federal income tax examinations for the tax years 2005 and 2006, and, with few exceptions, subject to state income tax examinations for the tax years 1992 through 2006. The liability for unrecognized tax benefits at January 1, 2007 included $1.3 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the year ending December 31, 2007. This amount represents a potential decrease in unrecognized tax benefits related to the resolution of state income tax audits that may conclude in 2007.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of March 31, 2007, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
At March 31, 2007, we had $3.8 million of capital loss carryforwards that are scheduled to expire in 2009, $7.4 million that are scheduled to expire in 2010, and $7.3 million that are scheduled to expire in 2011. Alternative minimum tax credit carryforwards do not expire.

Note 11) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended
	March 31,
	2007	2006

Net income	$21,448	$21,910
Less: Preferred A dividends	(141)	(141)

Net income available to common stockholders	21,307	21,769
Less: Class A dividends declared	(1,880)	(999)
Less: Class B dividends declared	(4,943)	(2,576)

Undistributed net income	$14,484	$18,194

Basic net income per common share
Class A	$0.74	$0.79
Class B	0.80	0.82
Combined(1)	0.78	0.81

Diluted net income per common share
Class A	$0.70	$0.73
Class B	0.73	0.74
Combined(1)	0.72	0.73

Basic weighted average common shares outstanding
Class A	8,879	8,846
Class B	18,489	18,107
Combined	27,368	26,953

Dilutive effect of
Options Class B	1,973	2,207
Nonvested shares Class B	320	562

Diluted weighted average common shares outstanding
Class A	8,879	8,846
Class B	20,782	20,876
Combined	29,661	29,722

Antidilutive shares
Options Class B	398	63

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
OVERVIEW
Net income included the following business segment results for the three months ended March 31:

($ in thousands, except per share data)
	2007	2006

Pretax income:
Advanta Business Cards	$34,811	$35,293
Other	465	333

Total pretax income	35,276	35,626
Income tax expense	13,828	13,716

Net income	$21,448	$21,910
Per combined common share, assuming dilution	$0.72	$0.73

Our Advanta Business Cards segment offers business credit cards that are competitively priced and typically include promotional pricing and rewards. We design our product offerings to selectively attract and retain high credit quality customers and to respond to the competitive environment. We experience the benefits of high credit quality customers through lower delinquency and credit loss rates and increases in transaction volume. Although promotional pricing reduces interest yield on new accounts during the initial promotional periods, we expect the yield to increase as the introductory periods expire. Advanta Business Cards pretax income of $34.8 million for the three months ended March 31, 2007 was essentially unchanged when compared to pretax income of $35.3 million for the same period of 2006, despite the impact of lower interest yields and higher amortization of deferred origination costs associated with the increase in new customers and receivables added in 2006 and the first quarter of 2007. The rate of new customer and receivables growth increased the percentage of customers in the receivable portfolio with competitive and promotional pricing and therefore reduced average interest yields in the three months ended March 31, 2007 as compared to the same period of 2006. The impact of lower yields on owned and securitized receivables was largely offset by higher transaction volume, improved asset quality resulting in decreases in credit loss rates on owned and securitized receivables, and a decrease in operating expenses as a percentage of owned and securitized receivables.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified accounting for allowance for receivable losses, securitization income, rewards programs and income taxes as our most critical accounting policies and estimates because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in estimates could have a material impact on our financial position or results of operations. These accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

	Three Months Ended
($ in thousands)	March 31,
	2007	2006

Average owned receivables	$1,284,900	$929,795
Average securitized receivables	$4,152,857	$2,957,309
Customer transaction volume	$3,389,065	$2,733,922
New account originations	96,781	82,617
Average number of active accounts(1)	848,375	649,384
Ending number of accounts at March 31	1,191,820	921,841

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three months ended March 31.
The increase in new account originations for the three months ended March 31, 2007 as compared to the same period of 2006 is due primarily to the efficiency and size of account acquisition campaigns. Based on our current marketing plans and strategies for the remainder of 2007 and on our results to date, we expect to originate over 300 thousand new accounts in the year ending December 31, 2007, and we expect owned and securitized business credit card receivables to grow between 20% and 25% for the year ending December 31, 2007.
The components of pretax income for Advanta Business Cards are as follows:

	Three Months Ended
($ in thousands)	March 31,
	2007	2006

Net interest income on owned interest-earning assets	$27,243	$22,786
Noninterest revenues	84,326	81,338
Provision for credit losses	(10,083)	(9,334)
Operating expenses	(66,675)	(59,497)

Pretax income	$34,811	$35,293

Net interest income on owned interest-earning assets increased $4.5 million for the three months ended March 31, 2007 as compared to the same period of 2006. The increase in net interest income on owned interest-earning assets was due primarily to an increase in average owned business credit card receivables, partially offset by a decrease in the average yield earned on our business credit card receivables as a result of an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing as compared to the same period of 2006. Average owned business credit card receivables increased $355 million for the three months ended March 31, 2007 as compared to the same period of 2006.
Noninterest revenues include securitization income, servicing revenues, interchange income and other revenues, and are reduced by rewards costs. Noninterest revenues increased $3.0 million for the three months ended March 31, 2007 as compared to the same period of 2006 due primarily to higher merchandise sales transaction volume that resulted in higher interchange income and increased volume of securitized receivables that resulted in higher servicing fees, partially offset by higher rewards costs and lower securitization income. Securitization income decreased for the three months ended March 31, 2007 as compared to the same period of 2006 due primarily to a decrease in yields on securitized receivables and an increase in the floating interest rates earned by noteholders, partially offset by growth in average securitized receivables and a decrease in the net principal charge-off rates on securitized receivables.
The increase in provision for credit losses for the three months ended March 31, 2007 as compared to the same period of 2006 was due primarily to the increase in average owned business credit card receivables, partially offset by the improved credit quality of the portfolio. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.
Operating expenses for the three months ended March 31, 2007 increased as compared to the same period of 2006 due primarily to higher salaries and employee benefits and other operating expenses resulting from the growth in new accounts and owned and securitized receivables, increases in executive compensation and higher employee stock option expense. In addition, operating expenses increased due to costs related to the pilot of new outsourcing initiatives in the three months ended March 31, 2007.
INTEREST INCOME AND EXPENSE
Total interest income increased $10.1 million to $48.4 million for the three months ended March 31, 2007 as compared to the same period of 2006. The increase in total interest income was due primarily to an increase in average balances of owned business credit card receivables and investments and an increase in average yields earned on our investments, partially offset by a decrease in the average yields earned on our business credit card receivables. Yields on business credit card receivables decreased for the three months ended March 31, 2007 as compared to the same period of 2006 as a result of an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing as compared to the same period of 2006. Based on expected levels of receivables growth in the year ending December 31, 2007 and planned marketing strategies, we expect the average yield earned on business credit card receivables for the year ending December 31, 2007 to continue to decrease as compared to the year ended December 31, 2006, but the amount of decrease in average yield is expected to be less than the amount of decrease experienced in 2006 as compared to 2005.
Total interest expense increased $6.6 million to $22.6 million for the three months ended March 31, 2007 as compared to the same period of 2006. The increase in total interest expense was due primarily to an increase in our average deposits outstanding and an increase in the average cost of funds on deposits resulting from the interest rate environment. Average deposits increased $271 million for the three months ended March 31, 2007 as compared to the same period of 2006.
The following table provides an analysis of interest income and expense data, average balance sheet data, net interest spread and net interest margin. The net interest spread represents the difference between the yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest margin represents net interest earnings divided by total interest-earning assets. Interest income includes late fees on business credit card receivables.

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended March 31,
	2007			2006
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$1,284,900	$35,443	11.19%	$929,795	$28,828	12.57%
Other receivables	7,671	124	6.54	7,743	99	5.18

Total receivables	1,292,571	35,567	11.16	937,538	28,927	12.51
Investments(2)	595,568	7,682	5.16	499,619	5,363	4.30
Retained interests in securitizations	230,817	5,106	8.85	180,836	3,982	8.81

Total interest-earning assets(3)	2,118,956	$48,355	9.22%	1,617,993	$38,272	9.56%
Noninterest-earning assets	302,626			482,908

Total assets	$2,421,582			$2,100,901

Interest-bearing liabilities:
Deposits	$1,344,066	$16,537	4.99%	$1,072,928	$10,308	3.90%
Debt	227,501	3,707	6.61	221,448	3,357	6.15
Subordinated debt payable to preferred securities trust	103,093	2,317	8.99	103,093	2,289	8.88
Other borrowings	111	1	5.27	97	1	4.77

Total interest-bearing liabilities	1,674,771	$22,562	5.46%	1,397,566	$15,955	4.62%
Noninterest-bearing liabilities	169,317			176,131

Total liabilities	1,844,088			1,573,697

Stockholders’ equity	577,494			527,204

Total liabilities and stockholders’ equity	$2,421,582			$2,100,901

Net interest spread			3.76%			4.94%
Net interest margin			4.94%			5.59%

(1)	Interest income includes late fees for owned business credit card receivables of $2.5 million for the three months ended March 31, 2007 and $1.9 million for the same period of 2006.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.
PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES
For the three months ended March 31, 2007, provision for credit losses on a consolidated basis increased $799 thousand to $10.1 million as compared to the same period of 2006. The provision for interest and fee losses increased $408 thousand to $2.4 million for the three months ended March 31, 2007 as compared to the same period of 2006. The increase in provisions for credit losses and interest and fee losses for the three months ended March 31, 2007 as compared to the same period of 2006 was due primarily to an increase in average owned business credit card receivables of $355 million, partially offset by improved credit quality of the portfolio, which is evident in lower delinquency and charge-off rates. The improvement in delinquency and charge-off rates reflects the composition of the portfolio that includes more high credit quality customers. To a much lesser extent, charge-off rates for the three months ended March 31, 2007 were benefited by a higher level of recoveries from sales of charged-off receivables as compared to the same period of 2006. The comparison of charge-off rates for the three months ended March 31, 2007 as compared to the same period of 2006 is also impacted by the change in bankruptcy law on October 17, 2005 that benefited charge-off rates in the first half of 2006 because it resulted in a surge in bankruptcy petition filings and charge-offs in 2005 that we otherwise would have expected to occur in later periods, including the first half of 2006.
There was no significant change in the level of allowance for receivable losses at March 31, 2007 as compared to December 31, 2006. The allowance for receivable losses on business credit card receivables was $50.0 million as of March 31, 2007, or 4.38% of owned receivables, as compared to an allowance of $49.7 million, or 4.39% of owned receivables, as of December 31, 2006. Owned business credit card receivables were $1.1 billion at March 31, 2007 and December 31, 2006.
Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control and there may be month-to-month or quarterly variations in losses or delinquencies, we expect the charge-off rates on owned business credit card receivables for the year ending December 31, 2007 to be in a range of 3.00% to 3.30% as compared to 3.19% for the year ended December 31, 2006. We base this expectation on the level of delinquent receivables at March 31, 2007, the composition of the portfolio and the expected level of growth in receivables.

The following table provides credit quality data as of and for the periods indicated for our owned receivable portfolio, including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit card and other receivables.

	March 31,	December 31,	March 31,
($ in thousands)	2007	2006	2006

Consolidated – Owned
Allowance for receivable losses	$51,206	$50,926	$46,796
Receivables 30 days or more delinquent	28,544	26,053	26,335
Receivables 90 days or more delinquent	12,878	12,632	11,637
Nonaccrual receivables	10,711	10,524	11,710
Accruing receivables past due 90 days or more	11,373	11,302	10,447
As a percentage of gross receivables:
Allowance for receivable losses	4.45%	4.46%	4.73%
Receivables 30 days or more delinquent	2.48	2.28	2.66
Receivables 90 days or more delinquent	1.12	1.11	1.18
Nonaccrual receivables	0.93	0.92	1.18
Accruing receivables past due 90 days or more	0.99	0.99	1.06
Net principal charge-offs for the year-to-date period ended March 31 and December 31	$9,783	$33,780	$8,084
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended March 31 and December 31	3.03%	3.17%	3.45%

Business Credit Cards – Owned
Allowance for receivable losses	$49,995	$49,715	$45,580
Receivables 30 days or more delinquent	28,544	26,053	26,335
Receivables 90 days or more delinquent	12,878	12,632	11,637
Nonaccrual receivables	10,711	10,524	11,710
Accruing receivables past due 90 days or more	11,373	11,302	10,447
As a percentage of gross receivables:
Allowance for receivable losses	4.38%	4.39%	4.64%
Receivables 30 days or more delinquent	2.50	2.30	2.68
Receivables 90 days or more delinquent	1.13	1.11	1.18
Nonaccrual receivables	0.94	0.93	1.19
Accruing receivables past due 90 days or more	1.00	1.00	1.06
Net principal charge-offs for the year-to-date period ended March 31 and December 31	$9,783	$33,775	$8,084
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended March 31 and December 31	3.05%	3.19%	3.48%

SECURITIZATION INCOME
We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Securitizations impacted the following line items on the consolidated income statements:

	Three Months Ended
	March 31,
($ in thousands)	2007	2006

Securitization income	$23,511	$33,578
Interest income (discount accretion)	5,106	3,982
Interchange income	42,414	33,714
Servicing revenues	20,376	13,682

Total	$91,407	$84,956

Our retained interests in securitizations entitle us to the excess spread on the securitized receivables. Excess spread represents income-related cash flows on securitized receivables net of noteholders’ interest, servicing fees, and credit losses. Fair value estimates used in the recognition of securitization income include cash flow estimates of interest income on securitized receivables in excess of interest expense (interest earned by noteholders), servicing fees and credit losses on securitized receivables.
Securitization income decreased $10.1 million for the three months ended March 31, 2007 as compared to the same period of 2006. The decrease in securitization income was due primarily to a decrease in yields on securitized receivables and an increase in the floating interest rates earned by noteholders, partially offset by growth in average securitized receivables and a decrease in the net principal charge-off rates on securitized receivables. The trends in yields and net principal charge-offs are similar to those described in the “Interest Income and Expense” and “Provision and Allowance for Receivable Losses” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The increase in the floating interest rates earned by noteholders for the three months ended March 31, 2007 as compared to the same period of 2006 resulted from the interest rate environment. Securitization income in the three months ended March 31, 2006 included a $1.3 million unfavorable valuation adjustment to the retained interest-only strip related primarily to the timing of bankruptcy charge-offs subsequent to the change in bankruptcy law in late 2005 and its impact on estimated future cash flows over the three-month weighted average life of the existing securitized receivables at March 31, 2006 as compared to December 31, 2005. Our future expectations for yields on securitized receivables are similar to those in owned business credit card receivables as discussed in the “Interest Income and Expense” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:
Managed Financial Measures and Statistics

	Advanta				Advanta
	Business	GAAP	Securitization		Business Cards	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments		Managed	Ratio(1)

Three Months Ended March 31, 2007
Net interest income	$27,243	7.19%	$68,205		$95,448	7.02%
Provision for credit losses	10,083	2.66	35,082	(2)	45,165	3.32
Noninterest revenues	84,326	22.25	(33,123)		51,203	3.77
Average business credit card interest-earning assets	1,515,717		3,922,040		5,437,757
Three Months Ended March 31, 2006
Net interest income	$22,786	8.21%	$66,385		$89,171	9.18%
Provision for credit losses	9,334	3.36	28,395	(2)	37,729	3.88
Noninterest revenues	81,338	29.29	(37,990)		43,348	4.46
Average business credit card interest-earning assets	1,110,631		2,776,473		3,887,104

As of March 31, 2007
Ending business credit card receivables	$1,142,006		$4,444,055		$5,586,061
Receivables 30 days or more delinquent	28,544	2.50%	122,426		150,970	2.70%
Receivables 90 days or more delinquent	12,878	1.13	54,633		67,511	1.21
As of December 31, 2006
Ending business credit card receivables	$1,133,132		$4,073,128		$5,206,260
Receivables 30 days or more delinquent	26,053	2.30%	108,159		134,212	2.58%
Receivables 90 days or more delinquent	12,632	1.11	52,279		64,911	1.25
As of March 31, 2006
Ending business credit card receivables	$982,251		$3,045,600		$4,027,851
Receivables 30 days or more delinquent	26,335	2.68%	91,029		117,364	2.91%
Receivables 90 days or more delinquent	11,637	1.18	40,131		51,768	1.29

(1)	Ratios are as a percentage of average business credit card interest-earning assets except delinquency ratios which are as a percentage of ending business credit card receivables.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs. In addition, the three months ended March 31, 2006 includes a $1.3 million unfavorable valuation adjustment to retained interests in securitizations as an increase to provision for credit losses.

SERVICING REVENUES
Servicing revenues were $20.4 million for the three months ended March 31, 2007 and $13.7 million for the same period of 2006. The increase in servicing revenues was due to increased volume of securitized business credit card receivables.
OTHER REVENUES

	Three Months Ended
($ in thousands)	March 31,
	2007	2006

Interchange income	$55,234	$44,393
Cash back rewards	(13,400)	(9,513)
Business rewards	(5,932)	(4,604)
Balance transfer fees	1,829	1,644
Cash usage fees	1,133	823
Other business credit card fees	1,225	852
Investment securities gains, net	990	708
Other, net	1,402	673

Total other revenues, net	$42,481	$34,976

Interchange income includes interchange fees on both owned and securitized business credit cards. The increase in interchange income for the three months ended March 31, 2007 as compared to the same period of 2006 was due primarily to higher merchandise sales transaction volume. The average interchange rate was 2.2% in both of the three-month periods ended March 31, 2007 and 2006.
The increase in cash back rewards for the three months ended March 31, 2007 as compared to the same period of 2006 was due primarily to higher merchandise sales transaction volume and higher average number of business credit card accounts in the cash back rewards programs. The increase in business rewards for the three months ended March 31, 2007 as compared to the same period of 2006 was due primarily to higher merchandise sales transaction volume. Both periods include changes in estimates of costs of future reward redemptions based on changes in experiences in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. Changes in estimates increased other revenues $400 thousand for the three months ended March 31, 2007 as compared to an increase of $500 thousand for the three months ended March 31, 2006.
Investment securities gains, net, include realized and unrealized gains and losses on venture capital investments reflecting the market conditions for those investments in each respective period, as well as realized gains and losses on the sale of other investments. We had a net gain of $461 thousand on venture capital investments for the three months ended March 31, 2007 as compared to a net gain of $330 thousand for the same period of 2006.
In the three months ended March 31, 2007, one of our bank subsidiaries sold Federal Deposit Insurance Corporation deposit insurance assessment credits to a third-party bank at a gain of $920 thousand, which is included in other revenues.

OPERATING EXPENSES

	Three Months Ended
($ in thousands)	March 31,
	2007	2006

Salaries and employee benefits	$26,098	$23,289
Amortization of deferred origination costs, net	12,867	11,948
External processing	6,700	5,941
Professional fees	3,905	2,577
Marketing	3,235	3,607
Equipment	2,595	2,617
Occupancy	2,302	2,139
Fraud	1,468	770
Postage	1,394	1,155
Credit	1,290	1,093
Other	4,948	4,503

Total operating expenses	$66,802	$59,639

Salaries and employee benefits increased for the three months ended March 31, 2007 as compared to the same period of 2006 due primarily to personnel hired to support growth in owned and securitized receivables and the number of new accounts, increases in executive compensation, and higher employee stock option expense due to the value of stock options granted in the second quarter of 2006.
Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. Amortization of deferred origination costs, net, increased for the three months ended March 31, 2007 as compared to the same period of 2006 due primarily to an increase in new account originations, partially offset by a decrease in our average acquisition cost per account.
External processing expense increased for the three months ended March 31, 2007 as compared to the same period of 2006 due primarily to an increase in the number of accounts and higher transaction volume.
Professional fees increased for the three months ended March 31, 2007 as compared to the same period of 2006 due primarily to costs related to the pilot of new outsourcing initiatives.
Fraud expense increased for the three months ended March 31, 2007 as compared to the same period of 2006 due primarily to growth in owned and securitized receivables and lower fraud recoveries associated with certain types of fraud in the credit card market.
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

INCOME TAXES
Income tax expense was as follows for the three months ended March 31:
($ in thousands)

	2007	2006

Income tax expense	$13,828	$13,716
Effective tax rate	39.2%	38.5%

Our effective tax rate for the three months ended March 31, 2007 increased as compared to the same period of 2006 due to an increase in anticipated levels of certain nondeductible expenses.
In July 2006, the FASB issued FIN No. 48 that provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN No. 48 effective January 1, 2007, and as a result, recorded a $2.1 million reduction to the January 1, 2007 balance of retained earnings. The adoption did not have a material impact on our effective tax rate for the three months ending March 31, 2007.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer credit card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of March 31, 2007, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At March 31, 2007, off-balance sheet securitized receivables represented 65% of our funding. Our credit risk in the securitized receivables is limited to the amount of our retained interests in securitizations. We had securitized business credit card receivables of $4.4 billion at March 31, 2007 and $4.1 billion at December 31, 2006.

The following table summarizes securitization data including income and cash flows:

	Three Months Ended
	March 31,
($ in thousands)	2007	2006

Average securitized receivables	$4,152,857	$2,957,309
Securitization income	23,511	33,578
Discount accretion	5,106	3,982

Interchange income	42,414	33,714
Servicing revenues	20,376	13,682
Proceeds from new securitizations	357,658	535,890
Proceeds from collections reinvested in revolving-period securitizations	2,383,984	1,683,802
Cash flows received on retained interests	84,756	77,628

See “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of income related to securitizations. See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006.
In the three months ended March 31, 2007, we completed additional business credit card securitizations. The revolving periods for those securitizations extend to the following dates:

	Noteholder
	Principal	Coupon	Scheduled End of
($ in thousands)	Balance	Type	Revolving Period

Series 2007-A	$153,453 (1)	Floating	January 15, 2008
AdvantaSeries:
2007-A1	200,000	Floating	May 31, 2011
2007-B1	100,000	Floating	April 30, 2011
2007-D1	25,000	Floating	May 31, 2009

(1)	A portion of the noteholder principal balance of securitized receivables as of March 31, 2007 was owned by Advanta and included in accounts receivable from securitizations on the consolidated balance sheet. The principal balances owned by Advanta are subordinated to the other noteholders’ interests.
The level of investment-grade notes outstanding at March 31, 2007 issued as part of the AdvantaSeries de-linked securitization structure, and our ability to issue and hold additional AdvantaSeries non-investment grade notes, provides additional capacity for future securitization issuances in excess of our expected securitization funding needs through December 31, 2007. The de-linked structure provides flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions.
We have a $200 million committed commercial paper conduit facility through June 2007 that provides off-balance sheet funding, of which $90 million was used at March 31, 2007. We have a second $150 million committed commercial paper conduit facility through January 2008 that provides off-balance sheet funding, all of which was used at March 31, 2007. Upon the expiration of these facilities, management expects to obtain the appropriate level of replacement funding under similar terms and conditions.
In August 2005, the FASB issued a revised exposure draft, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a QSPE to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In November 2006, the FASB reported that it expects to issue a revised exposure draft in the second quarter of 2007. Management will evaluate any potential impact of the final statement when it is available.
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

	March 31,	December 31,
	2007	2006

Estimated percentage increase (decrease) in net interest income on owned assets:
Assuming 200 basis point increase	11%	12%
Assuming 200 basis point decrease	(2)%	(6)%

Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase	(9)%	(8)%
Assuming 200 basis point decrease	19%	15%

Estimated percentage increase (decrease) in net interest income on managed assets:
Assuming 200 basis point increase	(4)%	(3)%
Assuming 200 basis point decrease	14%	10%

Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of the majority of our off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the customer pays their balance in full each month. Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario. Changes in the composition of our balance sheet, the interest rate environment, business credit card pricing terms and securitization funding strategies have also impacted the results of the net interest income sensitivity analyses as of March 31, 2007 as compared to the results as of December 31, 2006.
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

LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION
At March 31, 2007, we had a high level of liquidity including $39.9 million of cash and $504.1 million of federal funds sold. At March 31, 2007, we also had receivables held for sale and investments available for sale that could be sold to generate additional liquidity. At March 31, 2007, we had $133.7 million of subordinated trust assets held at non-bank subsidiaries that were rated BB by Standard & Poor’s and Ba2 by Moody’s Investor Service that could be sold or borrowed against to generate additional liquidity.
As shown on the statements of cash flows, our operating activities generated $124.2 million of cash in the three months ended March 31, 2007 due primarily to the proceeds from receivables sold in excess of the increase in receivables held for sale, excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables, partially offset by operating expenses, interest expense and costs of rewards programs. For the three months ended March 31, 2006, our operating activities generated $74.3 million of cash and were impacted by the timing of securitization transactions. We expect to fund future growth and continuing operations with off-balance sheet securitizations, deposits, other borrowings, and sources of operating cash flow, including excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables.
Our access to unsecured, institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. However, we do have access to a diversity of funding sources. Our components of funding were as follows:

	March 31, 2007		December 31, 2006
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$4,300,206	65%	$3,932,732	63%
Deposits	1,350,096	21	1,365,138	22
Debt	226,820	3	227,126	4
Subordinated debt payable to preferred securities trust	103,093	2	103,093	2
Equity	585,871	9	567,161	9

Total	$6,566,086	100%	$6,195,250	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.
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
The parent company, Advanta Corp., had $63.8 million of owned business credit card receivables at March 31, 2007. In April 2007, we entered into a secured borrowing agreement using the business credit card receivables as collateral up to a maximum of $100 million. We intend to use borrowings from this agreement to fund receivables growth at nonbank entities.
In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split in the form of a 50% stock dividend, on both the Class A and Class B Common Stock, to stockholders of record as of May 25, 2007. The stock dividend will be payable after the close of business on June 15, 2007. In addition, the

Board of Directors of Advanta Corp. approved a 25% increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividend paid in the second quarter of 2007. We expect to fund the increase in dividends with sources of operating cash flows. The Board of Directors of Advanta Corp. also authorized the repurchase of up to 1.0 million shares of Advanta Corp.’s Class B Common Stock, or 1.5 million shares stated on a split-adjusted basis. We expect to fund the repurchase of shares with existing liquidity.
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
We adopted the provisions of FIN No. 48 effective January 1, 2007, and as a result, recorded a $2.1 million reduction to the January 1, 2007 balance of retained earnings. The liability for unrecognized tax benefits as of January 1, 2007 was $25.6 million. We estimate that approximately $1.3 million of this liability may be payable in 2007. We are unable to reasonably estimate the amount or timing of payments for the remainder of the liability. Other than the liability for unrecognized tax benefits, there have been no significant changes to the amounts that were disclosed in the contractual obligations table included in the “Liquidity, Capital Resources and Analysis of Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.
Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and primarily funds our business purpose credit cards. Advanta Bank Corp. paid dividends to Advanta Corp. of $25 million in the three months ended March 31, 2007. Advanta National Bank paid a dividend of $39.1 million and return of capital of $28 million to Advanta Corp. in the three months ended March 31, 2007, after having received prior approval from the Office of the Comptroller of the Currency. At March 31, 2007, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 22.35% as compared to 21.37% at December 31, 2006. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well capitalized under the regulatory framework for prompt corrective action. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. In April 2007, we received approval for the conversion of Advanta National Bank’s national bank charter to a Delaware state chartered bank, Advanta Bank. The conversion of the charter was effective May 3, 2007. This bank subsidiary’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements are not historical facts but instead are based on certain assumptions by management and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements may include, among others: statements about anticipated growth in credit card accounts and receivables; interest yields; expected cost of funds; net principal charge-off rates; estimated values of and anticipated cash flows from our retained interests in securitizations; our ability to replace existing credit facilities and securitization financing when they expire or terminate; income tax uncertainties; realizability of net deferred tax asset; expected levels of liquidity and capital; anticipated outcome and effects of litigation and other future expectations of Advanta.
Forward-looking statements are subject to various assumptions, risks and uncertainties which change over time, and speak only as of the date they are made. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “believe,” “will likely result,” “projected,” “may,” or other similar words or phrases. We undertake no obligation to update any forward-looking information except as required by law. However, any further disclosures made on related subjects in our subsequent reports filed with the SEC, including our Reports on Forms 10-K, 10-Q and 8-K, should be consulted. We caution readers that actual results may be materially different from those in the forward-looking information. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
(1)	factors affecting our net interest income on owned and securitized receivables, including fluctuations in the volume of receivables and the range and timing of pricing offers to customers;

(2)	competitive pressures, including product development and pricing, among financial institutions;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic and other environmental conditions that affect the level of new account originations, customer spending, delinquencies and charge-offs;

(4)	factors affecting fluctuations in the number of accounts or receivable balances, including the retention of customers after promotional pricing periods have expired;

(5)	interest rate fluctuations;

(6)	the level of expenses;

(7)	the timing of the securitizations of our receivables;

(8)	the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, and examinations;

(9)	effect of, and changes in, tax laws, rates, regulations and policies;

(10)	effect of legal and regulatory developments, including changes in bankruptcy laws and regulations and the ultimate resolution of industry-related judicial proceedings relating to the legality of certain interchange rates;
(11)	relationships with customers, significant vendors and business partners;

(12)	difficulties or delays in the development, acquisition, production, testing and marketing of products or services, including the ability and cost to obtain intellectual property rights or a failure to implement new products or services when anticipated;

(13)	the amount and cost of financing available to us;

(14)	the ratings on the debt of Advanta Corp. and its subsidiaries;

(15)	the effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles;

(16)	the impact of litigation, including judgments, settlements and actual or anticipated insurance recoveries for costs or judgments;

(17)	the proper design and operation of our disclosure controls and procedures; and

(18)	the ability to attract and retain key personnel.
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
An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations. See Note 7 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report which is incorporated herein by reference. For a discussion of previously reported legal proceedings, see Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 1A. RISK FACTORS
Information regarding risks that may affect our future performance are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” and in our other filings with the Securities and Exchange Commission. There have been no material changes in our risk factors from those disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	The table below provides information with respect to all purchases of equity securities by us during the period from January 1, 2007 through March 31, 2007. All shares reported in the table below are shares of Class B Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES
					(d) Maximum Number
				(c) Total Number	(or Approximate
	(a) Total			of Shares	Dollar Value of
	Number of			Purchased as	Shares) That May
	Shares		(b) Average	Part of Publicly	Yet Be Purchased
	Purchased		Price Paid	Announced Plans	Under the Plans
Period	(In Thousands)		per Share	or Programs (B)	or Programs (B)

1/1/07 – 1/31/07	13.2	(A)	$44.98	0	0
2/1/07 – 2/28/07	0.0		N/A *	0	0
3/1/07 – 3/31/07	0.0		N/A *	0	0

Total	13.2		$44.98	0	0

(A)	In January 2007, in connection with the exercise of an officer’s stock options, 13,156 shares were withheld to meet Advanta Corp.’s minimum statutory tax withholding requirements.

(B)	In April 2007, the Board of Directors of Advanta Corp. authorized a three-for-two stock split and the repurchase of up to 1.0 million shares of Advanta Corp.’s Class B Common Stock, or 1.5 million shares stated on split-adjusted basis.

*	N/A – Not Applicable

ITEM 6. EXHIBITS
Exhibits – The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document

10.1	Preferred Pricing Agreement, effective March 19, 2007, between Dun & Bradstreet, Inc. and Advanta Bank Corp.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanta Corp.
(Registrant)

By	/s/ Philip M. Browne

Senior Vice President and Chief Financial Officer
May 9, 2007

By	/s/ David B. Weinstock

Vice President and Chief Accounting Officer
May 9, 2007

               EXHIBIT INDEX

Manner of
Exhibit	Description	Filing

10.1	Preferred Pricing Agreement, effective March 19, 2007, between Dun & Bradstreet, Inc. and Advanta Bank Corp.	*

12	Computation of Ratio of Earnings to Fixed Charges	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed electronically herewith.