Form 10-Q
period 2007-06-30
ADVANTA CORP
filed 2007-08-08
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007
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
Yes ☐ No ☐
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at August 2, 2007
Common Stock, $.01 par value	14,410,133 shares
Class B	Outstanding at August 2, 2007
Common Stock, $.01 par value	29,043,498 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share amounts)	2007	2006

ASSETS
Cash	$53,847	$35,055
Federal funds sold	548,907	547,631
Restricted interest-bearing deposits	364	1,211
Investments available for sale	243,898	197,477
Receivables, net:
Held for sale	444,642	568,456
Other	668,908	546,553
Other
Total receivables, net	1,113,550	1,115,009
Accounts receivable from securitizations	344,166	334,486
Premises and equipment, net	18,060	16,715
Other assets	158,929	165,554

Total assets	$2,481,721	$2,413,138

LIABILITIES
Deposits	$1,393,769	$1,365,138
Debt	225,082	227,126
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	160,567	150,620

Total liabilities	1,882,511	1,845,977

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding – 1,010 shares in 2007 and 2006	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 14,410,133 shares in 2007 and 15,061,525 in 2006	144	151
Class B non-voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 29,483,673 shares in 2007 and 35,138,413 shares in 2006	295	351
Additional paid-in capital	233,485	308,051
Unearned ESOP shares	(8,994)	(9,204)
Accumulated other comprehensive loss	(498)	(288)
Retained earnings	387,371	359,813
Treasury stock at cost, 651,232 Class A common shares in 2006; 470,022 Class B common shares in 2007 and 6,436,183 Class B common shares in 2006	(13,603)	(92,723)

Total stockholders’ equity	599,210	567,161

Total liabilities and stockholders’ equity	$2,481,721	$2,413,138

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2007	2006	2007	2006

Interest income:
Receivables	$34,070	$30,139	$69,637	$59,066
Investments	8,809	5,973	16,491	11,332
Other interest income	4,679	4,399	9,785	8,381

Total interest income	47,558	40,511	95,913	78,779
Interest expense:
Deposits	17,361	11,858	33,898	22,166
Debt and other borrowings	3,955	3,331	7,663	6,689
Subordinated debt payable to preferred securities trust	2,317	2,290	4,634	4,579

Total interest expense	23,633	17,479	46,195	33,434

Net interest income	23,925	23,032	49,718	45,345
Provision for credit losses	11,806	10,145	21,889	19,429

Net interest income after provision for credit losses	12,119	12,887	27,829	25,916
Noninterest revenues:
Securitization income	22,766	29,686	46,277	63,264
Servicing revenues	22,541	15,329	42,917	29,011
Other revenues, net	47,996	42,297	90,477	77,273

Total noninterest revenues	93,303	87,312	179,671	169,548
Operating expenses	68,777	62,736	135,579	122,375

Income before income taxes	36,645	37,463	71,921	73,089
Income tax expense	13,933	14,423	27,761	28,139

Income from continuing operations	22,712	23,040	44,160	44,950
Gain on discontinuance of mortgage and leasing businesses, net of tax	1,022	738	1,022	738

Net income	$23,734	$23,778	$45,182	$45,688

Basic income from continuing operations per common share
Class A	$0.52	$0.56	$1.02	$1.08
Class B	0.56	0.58	1.09	1.13
Combined	0.55	0.57	1.07	1.11

Diluted income from continuing operations per common share
Class A	$0.50	$0.52	$0.96	$1.01
Class B	0.51	0.52	1.00	1.01
Combined	0.51	0.52	0.99	1.01

Basic net income per common share
Class A	$0.55	$0.58	$1.04	$1.10
Class B	0.59	0.60	1.12	1.14
Combined	0.57	0.59	1.09	1.13

Diluted net income per common share
Class A	$0.52	$0.54	$0.99	$1.02
Class B	0.54	0.54	1.02	1.03
Combined	0.53	0.54	1.01	1.03

Basic weighted average common shares outstanding
Class A	13,331	13,281	13,324	13,274
Class B	28,039	26,918	27,887	27,039
Combined	41,370	40,199	41,211	40,313

Diluted weighted average common shares outstanding
Class A	13,331	13,281	13,324	13,274
Class B	31,343	30,689	31,258	31,000
Combined	44,674	43,970	44,582	44,274

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A		Class B	Additional
	Comprehensive	Preferred	Class A	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Common Stock	Stock	Capital

Balance at December 31, 2005		$1,010	$151	$329	$276,070

Net income	$84,986
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($210)	390

Comprehensive income	$85,376

Preferred and common cash dividends declared
Exercise of stock options				13	10,495
Stock-based employee compensation expense					3,842
Stock-based nonemployee compensation expense					238
Excess tax benefits from stock- based compensation and ESOP					12,149
Issuance of nonvested shares				11	(11)
Amortization of nonvested shares					5,953
Forfeitures of nonvested shares				(2)	(358)
Reclassification of nonvested shares					(1,148)
Treasury stock acquired
ESOP shares committed to be released					821

Balance at December 31, 2006		$1,010	$151	$351	$308,051

Effect of applying the provisions of FIN No. 48 (See Note 2)
Net income	$45,182
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $113	(210)

Comprehensive income	$44,972

Preferred and common cash dividends declared
Exercise of stock options				7	6,024
Stock-based employee compensation expense					2,581
Stock-based nonemployee compensation expense					95
Excess tax benefits from stock-based compensation and ESOP					6,432
Amortization of nonvested shares					2,833
Stock option exchange program stock distribution
Treasury stock acquired
Treasury stock retired			(7)	(63)	(93,101)
ESOP shares committed to be released					570

Balance at June 30, 2007		$1,010	$144	$295	$233,485

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) – continued

	Unearned	Accumulated
	ESOP Shares	Other			Total
	& Nonvested	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2005	$(10,770)	$(678)	$298,472	$(49,147)	$515,437

Net income			84,986		84,986
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($210)		390			390
Comprehensive income
Preferred and common cash dividends declared			(23,645)		(23,645)
Exercise of stock options					10,508
Stock-based employee compensation expense					3,842
Stock-based nonemployee compensation expense					238
Excess tax benefits from stock- based compensation and ESOP					12,149
Issuance of nonvested shares					0
Amortization of nonvested shares					5,953
Forfeitures of nonvested shares					(360)
Reclassification of nonvested shares	1,148				0
Treasury stock acquired				(43,576)	(43,576)
ESOP shares committed to be released	418				1,239

Balance at December 31, 2006	$(9,204)	$(288)	$359,813	$(92,723)	$567,161

Effect of applying the provisions of FIN No. 48 (See Note 2)			(2,099)		(2,099)
Net income			45,182		45,182
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $113		(210)			(210)
Comprehensive income
Preferred and common cash dividends declared			(15,525)		(15,525)
Exercise of stock options					6,031
Stock-based employee compensation expense					2,581
Stock-based nonemployee compensation expense					95
Excess tax benefits from stock-based compensation and ESOP					6,432
Amortization of nonvested shares					2,833
Stock option exchange program stock distribution				388	388
Treasury stock acquired				(14,439)	(14,439)
Treasury stock retired				93,171	0
ESOP shares committed to be released	210				780

Balance at June 30, 2007	$(8,994)	$(498)	$387,371	$(13,603)	$599,210

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
($ in thousands)	June 30,
	2007	2006

OPERATING ACTIVITIES – CONTINUING OPERATIONS
Net income	$45,182	$45,688
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on discontinuance of mortgage and leasing businesses, net of tax	(1,022)	(738)
Investment securities gains, net	(2,345)	(3,532)
Depreciation and amortization	2,936	3,092
Stock-based compensation expense	5,509	1,647
Provision for credit losses	21,889	19,429
Provision for interest and fee losses	5,027	4,201
Change in deferred origination costs, net of deferred fees	(1,299)	(3,856)
Change in receivables held for sale	(632,526)	(1,173,053)
Proceeds from sale of receivables held for sale	756,340	1,070,264
Change in accounts receivable from securitizations	(9,680)	156,333
Excess tax benefits from stock-based compensation and ESOP	(6,432)	(7,503)
Change in other assets and other liabilities	44,885	(47,083)

Net cash provided by operating activities	228,464	64,889

INVESTING ACTIVITIES – CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	(429)	(62,745)
Purchase of investments available for sale	(555,902)	(356,529)
Proceeds from sales of investments available for sale	467,433	385,941
Proceeds from maturing investments available for sale	44,070	38,106
Change in receivables not held for sale	(147,972)	(98,923)
Purchases of premises and equipment, net	(4,274)	(2,052)

Net cash used in investing activities	(197,074)	(96,202)

FINANCING ACTIVITIES – CONTINUING OPERATIONS
Change in demand and savings deposits	24,276	37,501
Proceeds from issuance of time deposits	275,725	297,735
Payments for maturing time deposits	(289,496)	(255,398)
Proceeds from issuance of debt	14,272	9,214
Payments on redemption of debt	(17,010)	(26,096)
Change in cash overdraft	(3,026)	11,537
Proceeds from exercise of stock options	6,031	3,947
Cash dividends paid	(15,525)	(10,236)
Excess tax benefits from stock-based compensation and ESOP	6,432	7,503
Treasury stock acquired	(14,439)	(43,513)

Net cash (used in) provided by financing activities	(12,760)	32,194

DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	162	2,903

Net increase in cash	18,792	3,784
Cash at beginning of period	35,055	34,109

Cash at end of period	$53,847	$37,893

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)
June 30, 2007
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
In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split, in the form of a 50% stock dividend payable June 15, 2007, on both Class A and Class B Common Stock. We have adjusted all share amounts, per share data and common stock equity balances in the consolidated financial statements and related notes to reflect the stock split for all periods presented.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Note 2) Recently Issued Accounting Standards
In August 2005, the Financial Accounting Standards Board (“FASB”) issued a revised exposure draft, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In May 2007, the FASB reported that it expects to issue a revised exposure draft in the fourth quarter of 2007. Management will evaluate any potential impact of the final statement when it is available.

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
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN No. 48”). The statement provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, the interpretation provides that a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this statement effective January 1, 2007, and as a result, recorded a $2.1 million reduction to the opening balance of retained earnings. The adoption did not have a material impact on our effective tax rate for the three and six months ended June 30, 2007. See Note 11 for further discussion.
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
In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. The consensus provides guidance on whether an entity should recognize a liability for the postretirement benefit and how to recognize and measure the asset associated with a collateral assignment split-dollar life insurance arrangement. The consensus is effective for Advanta on January 1, 2008. Management is currently evaluating the impact that this EITF consensus may have on our financial position or results of operations.
Note 3) Investments Available for Sale
Investments available for sale consisted of the following:

	June 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Treasury and government agency securities	$43,602	$43,528	$21,098	$20,940
State and municipal securities	16,149	15,962	13,247	13,242
Commercial paper	8,298	8,298	6,944	6,941
Corporate bonds	18,438	18,355	8,488	8,364
Asset-backed securities(1)	44,337	44,158	46,214	46,196
Equity securities(2)	10,081	9,838	10,118	9,983
Money market funds	99,416	99,416	91,771	91,771
Other	4,343	4,343	40	40

Total investments available for sale	$244,664	$243,898	$197,920	$197,477

(1)	Includes mortgage-backed securities.

(2)	Includes venture capital investments of $2.3 million at June 30, 2007 and $1.0 million at December 31, 2006. The amount shown as amortized cost represents fair value for these investments.

Note 4) Receivables
Owned receivables, including those held for sale, consisted of the following:

	June 30,	December 31,
	2007	2006

Business credit card receivables	$1,133,198	$1,133,132
Other receivables	7,658	7,673

Gross receivables	1,140,856	1,140,805

Add: Deferred origination costs, net of deferred fees	26,429	25,130
Less: Allowance for receivable losses
Business credit cards	(52,525)	(49,715)
Other receivables	(1,210)	(1,211)

Total allowance for receivable losses	(53,735)	(50,926)

Receivables, net	$1,113,550	$1,115,009

Note 5) Allowance for Receivable Losses
The following table presents activity in the allowance for receivable losses for the six months ended June 30:

	2007	2006

Balance at January 1	$50,926	$45,589
Provision for credit losses	21,889	19,429
Provision for interest and fee losses	5,027	4,201
Gross principal charge-offs:
Business credit cards	(21,325)	(17,272)
Other receivables	(1)	(4)

Total gross principal charge-offs	(21,326)	(17,276)

Principal recoveries:
Business credit cards	1,986	1,668

Net principal charge-offs	(19,340)	(15,608)

Interest and fee charge-offs:
Business credit cards	(4,767)	(3,949)

Balance at June 30	$53,735	$49,662

Note 6) Securitization Activities
Accounts receivable from securitizations consisted of the following:

	June 30,	December 31,
	2007	2006

Retained interests in securitizations	$225,394	$234,054
Accrued interest and fees on securitized receivables, net(1)	74,754	64,713
Amounts due from the securitization trust	44,018	35,719

Total accounts receivable from securitizations	$344,166	$334,486

(1)	Reduced by an estimate for uncollectible interest and fees of $11.3 million at June 30, 2007 and $8.7 million at December 31, 2006.

The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Average securitized receivables	$4,581,666	$3,222,380	$4,368,446	$3,090,577
Securitization income	22,766	29,686	46,277	63,264
Discount accretion	4,679	4,399	9,785	8,381
Interchange income	49,207	39,127	91,621	72,841
Servicing revenues	22,541	15,329	42,917	29,011
Proceeds from new securitizations	398,682	534,374	756,340	1,070,264
Proceeds from collections reinvested in revolving- period securitizations	2,681,748	1,779,595	5,065,732	3,463,397
Cash flows received on retained interests	79,731	92,582	164,487	170,210
Key assumptions:
Discount rate	8.15% - 9.76%	8.91% - 10.43%	8.15% - 9.84%	8.71% - 10.43%
Monthly payment rate	19.36% - 23.10%	22.07% - 25.00%	19.36% - 23.10%	22.07% - 25.00%
Loss rate	3.85% - 4.35%	4.00% - 4.90%	3.70% - 4.35%	4.00% - 4.90%
Interest yield, net of interest earned by noteholders	7.29% - 7.33%	8.03% - 8.86%	7.29% - 7.33%	8.03% - 9.95%

There were no purchases of delinquent accounts from the securitization trust during the three or six months ended June 30, 2007 or 2006.
We used the following assumptions in measuring the fair value of retained interests in securitizations at June 30, 2007 and December 31, 2006. The assumptions listed represent weighted averages of assumptions used for each securitization. The monthly payment rate assumptions used at both June 30, 2007 and December 31, 2006 result in cash flow projections over a three-month weighted average life of existing receivables for the retained interest-only strip valuation.

	June 30,	December 31,
	2007	2006

Discount rate	8.53% - 9.76%	8.82% - 9.84%
Monthly payment rate	19.36% - 22.00%	21.29% - 23.10%
Loss rate	3.95% - 4.35%	3.70% - 4.07%
Interest yield, net of interest earned by noteholders	7.33%	7.30%

In addition to the assumptions identified above, management also considered qualitative factors when assessing the fair value of retained interests in securitizations such as the potential volatility of the current market for similar instruments and the impact of the current economic environment on the performance of the receivables sold.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations that were estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at June 30, 2007.

|
Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased 200 basis points	$(4,328)
Discount rate increased 400 basis points	(8,474)
Monthly payment rate at 110% of base assumption	(1,515)
Monthly payment rate at 125% of base assumption	(2,693)
Loss rate at 110% of base assumption	(5,040)
Loss rate at 125% of base assumption	(12,599)
Interest yield, net of interest earned by noteholders, decreased 100 basis points	(12,758)
Interest yield, net of interest earned by noteholders, decreased 200 basis points	(25,517)

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

	June 30,	December 31,	June 30,
	2007	2006	2006

Owned business credit card receivables	$1,133,198	$1,133,132	$1,062,249
Securitized business credit card receivables	4,856,001	4,073,128	3,323,869

Total managed receivables	$5,989,199	$5,206,260	$4,386,118

Receivables 30 days or more delinquent:
Owned	$27,115	$26,053	$25,482
Securitized	136,468	108,159	90,987
Total managed	163,583	134,212	116,469
Receivables 90 days or more delinquent:
Owned	13,466	12,632	12,560
Securitized	68,424	52,279	45,008
Total managed	81,890	64,911	57,568
Nonaccrual receivables:
Owned	9,155	10,524	11,824
Securitized	47,416	45,160	42,938
Total managed	56,571	55,684	54,762
Accruing receivables past due 90 days or more:
Owned	12,249	11,302	11,266
Securitized	62,360	46,785	40,436
Total managed	74,609	58,087	51,702
Net principal charge-offs for the year-to-date period ended June 30 and December 31:
Owned	19,339	33,775	15,604
Securitized	76,197	116,227	53,728
Total managed	95,536	150,002	69,332
Net principal charge-offs for the three months ended June 30 and December 31:
Owned	9,556	9,169	7,520
Securitized	41,115	33,100	26,633
Total managed	50,671	42,269	34,153

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

Note 8) Capital Stock
Cash dividends per share of common stock declared were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Class A Common Stock	$0.1771	$0.1417	$0.3188	$0.2173
Class B Common Stock	0.2125	0.1700	0.3825	0.2607

In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split, in the form of a 50% stock dividend payable June 15, 2007, on both Class A and Class B Common Stock. In addition, the Board of Directors of Advanta Corp. approved a 25% increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividend paid in the second quarter of 2007. The Board of Directors of Advanta Corp. also authorized the repurchase of up to 1.5 million shares of Advanta Corp.’s Class B Common Stock. As of June 30, 2007, we had repurchased 406 thousand shares for $13.0 million in connection with this authorization.
In January 2007, in connection with the exercise of stock options by an officer, we withheld 20 thousand shares of Class B Common Stock with a market value of $592 thousand to meet our minimum statutory tax withholding requirements. In April 2007, in connection with the vesting of shares related to the 2006 performance year for our management incentive program, we withheld 24 thousand vested shares with a market value of $757 thousand from certain employees (including officers) to meet our minimum statutory tax withholding requirements.
In the three months ended June 30, 2007, we retired 651 thousand treasury shares of Class A Common Stock and 6.3 million treasury shares of Class B Common Stock.
Note 9) Stock-Based Compensation
All nonvested shares and stock options outstanding in the reported periods were for Class B Common Stock.
Nonvested shares activity was as follows for the six months ended June 30, 2007:

		Weighted
		Average Price
	Number of	at Date of
	Shares	Issuance

Outstanding at January 1	1,238	$20.88
Granted	72	30.35
Vested	(239)	24.22
Forfeited	(57)	21.98

Outstanding at June 30	1,014	$20.72

Nonvested shares that vested during the six months ended June 30, 2007 had a total fair value of $7.5 million on the vesting date. Nonvested shares that vested during the same period of 2006 had a total fair value of $22.7 million on the vesting date.

Stock option activity was as follows for the six months ended June 30, 2007:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life

Outstanding at January 1	7,419	$10.88
Granted	1,507	30.53
Exercised	(759)	10.10
Forfeited	(171)	22.56

Outstanding at June 30	7,996	$14.41	$133,783	5.5 years

Options exercisable at June 30	5,098	$7.81	$118,951	3.5 years

The aggregate intrinsic value of stock options exercised was $15.8 million in the six months ended June 30, 2007 and $5.8 million in the same period of 2006. As of June 30, 2007, there was $14.5 million of total unrecognized compensation expense related to outstanding stock options and we expect to recognize the expense over a weighted average period of 2.5 years.
Compensation expense, net of forfeitures, and related tax effects recognized in connection with employee stock options and the weighted average fair value of options granted were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Compensation expense	$1,430	$1,078	$2,581	$1,702
Income tax benefit	543	415	996	655
Weighted average fair value of options granted	$9.69	$10.19	$9.85	$10.10

The assumptions listed in the table below represent weighted averages of the assumptions used to estimate the fair value for each option grant using the Black-Scholes-Merton option-pricing model. The expected dividend yield is based on current dividend rates as well as announced and anticipated changes in dividend rates based upon management’s expectations of future performance. The expected life of the option is estimated by reviewing historical data and considering the contractual life of the options and the vesting periods. Expected volatility is based on the historical volatility of Class B Common Stock. The risk-free interest rate is based on the discount rate on a U.S. Treasury Note of a similar duration to the expected life of the option.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Expected life (in years)	5.7	5.4	5.7	5.4
Expected volatility	33.11%	38.82%	33.57%	38.93%
Risk-free interest rate	4.55%	5.02%	4.57%	4.98%
Expected dividend yield	4.86%	4.22%	4.86%	4.26%
Range of expected dividend yield over expected life	2.78%-6.73%	2.71%-5.85%	2.78%-6.74%	2.73%-5.90%

Note 10) Segment Information
The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other (A)	Total

Three months ended June 30, 2007
Interest income	$38,655	$8,903	$47,558
Interest expense	13,149	10,484	23,633
Noninterest revenues	90,737	2,566	93,303
Pretax income from continuing operations	35,824	821	36,645

Three months ended June 30, 2006
Interest income	$34,450	$6,061	$40,511
Interest expense	10,400	7,079	17,479
Noninterest revenues	86,104	1,208	87,312
Pretax income (loss) from continuing operations	37,464	(1)	37,463

Six months ended June 30, 2007
Interest income	$79,204	$16,709	$95,913
Interest expense	26,455	19,740	46,195
Noninterest revenues	175,063	4,608	179,671
Pretax income from continuing operations	70,635	1,286	71,921

Six months ended June 30, 2006
Interest income	$67,260	$11,519	$78,779
Interest expense	20,424	13,010	33,434
Noninterest revenues	167,442	2,106	169,548
Pretax income from continuing operations	72,757	332	73,089

(A)	Other includes venture capital operations as well as investment and other activities not attributable to the Advanta Business Cards segment.

Note 11) Income Taxes
Income tax expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income tax expense attributable to:
Continuing operations	$13,933	$14,423	$27,761	$28,139
Discontinued operations	643	462	643	462

Total income tax expense	$14,576	$14,885	$28,404	$28,601

Income tax expense attributable to continuing operations consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2007	2006	2007	2006

Current:
Federal	$9,673	$11,194	$16,014	$17,530
State	1,224	1,591	2,347	2,941

Total current	10,897	12,785	18,361	20,471

Deferred:
Federal	3,065	1,790	9,361	7,756
State	(29)	(152)	39	(88)

Total deferred	3,036	1,638	9,400	7,668

Income tax expense attributable to continuing operations	$13,933	$14,423	$27,761	$28,139

The reconciliation of the statutory federal income tax to income tax expense attributable to continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Statutory federal income tax	$12,826	$13,112	$25,172	$25,581
State income taxes, net of federal income tax benefit	1,047	936	1,981	1,855
Nondeductible expenses	256	151	437	322
Compensation limitation	(139)	33	199	66
Other	(57)	191	(28)	315

Income tax expense	$13,933	$14,423	$27,761	$28,139

Our effective tax rate was 38.0% for the three months ended June 30, 2007 and 38.6% for the six months ended June 30, 2007 as compared to 38.5% for the three and six months ended June 30, 2006.
We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	June 30,	December 31,
	2007	2006

Deferred tax assets	$57,488	$66,059
Deferred tax liabilities	(28,252)	(26,893)

Net deferred tax asset	$29,236	$39,166

The components of the net deferred tax asset were as follows:

	June 30,	December 31,
	2007	2006

Deferred revenue	$(12,731)	$(10,435)
Rewards programs	12,613	11,492
Alternative minimum tax credit carryforwards	9,496	17,249
Deferred origination costs, net of deferred fees	(9,353)	(8,910)
Receivable losses	8,924	8,864
Capital loss carryforwards	6,281	6,653
Incentive and deferred compensation	5,017	6,065
Securitization income	(2,624)	(2,624)
Unrealized venture capital investment losses	992	1,352
Other	10,621	9,460

Net deferred tax asset	$29,236	$39,166

We adopted the provisions of FIN No. 48 effective January 1, 2007, and as a result, recorded a $2.1 million reduction to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007 was $25.6 million. These unrecognized tax benefits, if recognized, would favorably affect our effective tax rate. The liability for unrecognized tax benefits is included in other liabilities on the consolidated balance sheet. At January 1, 2007, the liability for unrecognized tax benefits included $7.7 million accrued for the potential payment of interest and $7.2 million accrued for the potential payment of penalties. We classify interest and penalties related to unrecognized tax benefits as income tax expense. There were no material changes in unrecognized tax benefits in the six months ended June 30, 2007.
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of January 1, 2007, we are subject to U.S. federal income tax examinations for the tax years 2005 and 2006, and, with few exceptions, subject to state income tax examinations for the tax years 1992 through 2006. The liability for unrecognized tax benefits at January 1, 2007 included $1.3 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the twelve months ending June 30, 2008. This amount represents a potential decrease in unrecognized tax benefits related to the resolution of state income tax audits that may conclude in that period.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of June 30, 2007, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
At June 30, 2007, we had $3.2 million of capital loss carryforwards that are scheduled to expire in 2009, $7.4 million that are scheduled to expire in 2010, and $7.3 million that are scheduled to expire in 2011. Alternative minimum tax credit carryforwards do not expire.

Note 12) Discontinued Operations
The components of the gain on discontinuance of our mortgage and leasing businesses for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three and Six Months Ended
	June 30, 2007		June 30, 2006
		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services

Pretax gain on discontinuance of mortgage and leasing businesses	$800	$865	$500	$700
Income tax expense	(309)	(334)	(193)	(269)

Gain on discontinuance of mortgage and leasing businesses, net of tax	$491	$531	$307	$431

The gain on discontinuance of the mortgage business in each of the reported periods represents a change in our estimates of the future costs of mortgage business-related contingent liabilities based on developments in litigation or disputes related to our former mortgage programs, insurance reimbursements related to past or future costs, or cash flows related to a former mortgage insurance product. The gain on discontinuance of the leasing business in each of the reported periods represents changes in estimated operating results of the leasing segment over the wind down period, including credit and residual realization performance, sales tax assessments or refunds, insurance reimbursements and operating expenses. We had no lease receivables outstanding in the six months ended June 30, 2007.
Per share data was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Advanta		Advanta Leasing		Advanta		Advanta Leasing
	Mortgage		Services		Mortgage		Services
	2007	2006	2007	2006	2007	2006	2007	2006

Basic gain on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Class B	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Combined	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Diluted gain on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Class B	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Combined	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01

Note 13) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income from continuing operations	$22,712	$23,040	$44,160	$44,950
Less: Preferred A dividends	0	0	(141)	(141)

Income from continuing operations available to common stockholders	22,712	23,040	44,019	44,809
Gain on discontinuance of mortgage and leasing businesses, net of tax	1,022	738	1,022	738

Net income available to common stockholders	23,734	23,778	45,041	45,547
Less: Class A dividends declared	(2,396)	(1,955)	(4,276)	(2,954)
Less: Class B dividends declared	(6,165)	(4,565)	(11,108)	(7,141)

Undistributed net income	$15,173	$17,258	$29,657	$35,452

Basic income from continuing operations per common share
Class A	$0.52	$0.56	$1.02	$1.08
Class B	0.56	0.58	1.09	1.13
Combined (1)	0.55	0.57	1.07	1.11

Diluted income from continuing operations per common share
Class A	$0.50	$0.52	$0.96	$1.01
Class B	0.51	0.52	1.00	1.01
Combined (1)	0.51	0.52	0.99	1.01

Basic net income per common share
Class A	$0.55	$0.58	$1.04	$1.10
Class B	0.59	0.60	1.12	1.14
Combined (1)	0.57	0.59	1.09	1.13

Diluted net income per common share
Class A	$0.52	$0.54	$0.99	$1.02
Class B	0.54	0.54	1.02	1.03
Combined (1)	0.53	0.54	1.01	1.03

Basic weighted average common shares outstanding
Class A	13,331	13,281	13,324	13,274
Class B	28,039	26,918	27,887	27,039
Combined	41,370	40,199	41,211	40,313

Dilutive effect of
Options Class B	2,910	3,380	2,935	3,345
Nonvested shares Class B	394	391	436	616

Diluted weighted average common shares outstanding
Class A	13,331	13,281	13,324	13,274
Class B	31,343	30,689	31,258	31,000
Combined	44,674	43,970	44,582	44,274

Antidilutive shares
Options Class B	1,542	1,369	1,072	732

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split, in the form of a 50% stock dividend payable June 15, 2007, on both Class A and Class B Common Stock. We have adjusted all share amounts and per share data in Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect the stock split for all periods presented.
OVERVIEW
Income from continuing operations includes the following business segment results:

	Three Months Ended		Six Months Ended
($ in thousands, except per share data)	June 30,		June 30,
	2007	2006	2007	2006

Pretax income (loss):
Advanta Business Cards	$35,824	$37,464	$70,635	$72,757
Other	821	(1)	1,286	332

Total pretax income	36,645	37,463	71,921	73,089
Income tax expense	13,933	14,423	27,761	28,139

Income from continuing operations	$22,712	$23,040	$44,160	$44,950
Per combined common share, assuming dilution	$0.51	$0.52	$0.99	$1.01

Our Advanta Business Cards segment offers business credit cards that are competitively priced and typically include promotional pricing and rewards. We design our product offerings to selectively attract and retain high credit quality customers and to respond to the competitive environment. Promotional pricing reduces interest yield on new accounts during the initial promotional periods. We have experienced the benefits of high credit quality customers through favorable delinquency and credit loss rates and increases in transaction volume. The rate of new customer and receivables growth has increased the percentage of customers in the receivable portfolio with competitive and promotional pricing and therefore reduced average interest yields in the three and six months ended June 30, 2007 as compared to the same periods of 2006. As a result, Advanta Business Cards pretax income decreased 4% for the three months ended June 30, 2007 as compared to the same period of 2006 and decreased 3% for the six months ended June 30, 2007 as compared to the same period of 2006. The impact of lower interest yields was partially offset by growth in average owned and securitized receivables, higher transaction volume and decreases in operating expenses as a percentage of owned and securitized receivables in both the three and six months ended June 30, 2007 as compared to the same periods of 2006. We expect the average yield earned on business credit card receivables to increase during the second half of 2007 as compared to the first half of 2007 as introductory pricing periods expire on many of the accounts originated in prior periods and based on our expected levels of receivables growth and planned marketing strategies.
For the three months ended June 30, 2007, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $1.0 million, or $0.02 per combined diluted common share. For the three months ended June 30, 2006, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $738 thousand, or $0.02 per combined diluted common share. See “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2007	2006	2007	2006

Average owned receivables	$1,248,235	$997,754	$1,266,466	$963,962
Average securitized receivables	$4,581,666	$3,222,380	$4,368,446	$3,090,577
Customer transaction volume	$3,692,780	$3,031,493	$7,081,845	$5,765,415
New account originations	102,937	86,398	199,718	169,015
Average number of active accounts (1)	894,610	687,912	871,781	668,814
Ending number of accounts at June 30	1,255,557	978,517	1,255,557	978,517

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three and six months ended June 30.

The increases in new account originations for the three and six months ended June 30, 2007 as compared to the same periods of 2006 are due primarily to the efficiency and size of account acquisition campaigns. Based on our current marketing plans and strategies for the remainder of 2007 and on our results to date, we expect to originate over 300 thousand new accounts in the year ending December 31, 2007. We expect managed business credit card receivables to grow between 20% and 25% and owned business credit card receivables to grow between 10% and 15% for the year ending December 31, 2007. See “Securitization Income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of why management believes managed data is useful to investors. The following is a reconciliation of projected estimated owned business credit card receivable growth to managed business credit card receivable growth:

		Projected Estimate at December 31, 2007
	Actual at
	December 31,	Low End	Percentage	High End	Percentage
($ in thousands)	2006	of Range	Increase	of Range	Increase

Owned receivables	$1,133,132	$1,250,000	10.0%	$1,302,000	15.0%
Securitized receivables	4,073,128	4,998,000	23.0%	5,206,000	28.0%

Managed receivables	$5,206,260	$6,248,000	20.0%	$6,508,000	25.0%

The components of pretax income for Advanta Business Cards are as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2007	2006	2007	2006

Net interest income on owned interest-earning assets	$25,506	$24,050	$52,749	$46,836
Noninterest revenues	90,737	86,104	175,063	167,442
Provision for credit losses	(11,806)	(10,145)	(21,889)	(19,479)
Operating expenses	(68,613)	(62,545)	(135,288)	(122,042)

Pretax income	$35,824	$37,464	$70,635	$72,757

Net interest income on owned interest-earning assets increased $1.5 million for the three months ended June 30, 2007 as compared to the same period of 2006 and increased $5.9 million for the six months ended June 30, 2007 as compared to the same period of 2006. Net interest income in the three and six months ended June 30, 2007 includes the benefit of deposit insurance credit sale gains of $940 thousand in the three months ended June 30, 2007 and $1.9 million in the six months ended June 30, 2007. For segment reporting purposes, these gains are included in the allocation of interest expense to Advanta Business Cards. The increases in net interest income on owned interest-earning assets were also due to increases in average owned business credit card receivables, partially offset by decreases in the average yield earned on our business credit card receivables as a result of increases in the percentage of customers in the receivable portfolio with competitive and promotional pricing as compared to the same periods of 2006. Average owned business credit card receivables increased $250 million for the three months ended June 30, 2007 and increased $303 million for the six months ended June 30, 2007, both as compared to the same periods of 2006.
Noninterest revenues include securitization income, servicing revenues, interchange income and other revenues, and are reduced by rewards costs. Noninterest revenues increased $4.6 million for the three months ended June 30, 2007 as compared to the same period of 2006 and increased $7.6 million for the six months ended June 30, 2007 as compared to the same period of 2006 due primarily to higher merchandise sales transaction volume that resulted in higher interchange income and increased volume of securitized receivables that resulted in higher servicing fees, partially offset by higher rewards costs and lower securitization income. Securitization income decreased for the three and six months ended June 30, 2007 as compared to the same periods of 2006, due primarily to decreases in yields on securitized receivables and increases in the floating interest rates earned by noteholders, partially offset by growth in average securitized receivables. Noninterest revenues for the three and six months ended June 30, 2006 also included a $2.4 million investment gain.
The increase in provision for credit losses for the three and six months ended June 30, 2007 as compared to the same periods of 2006 was due primarily to the increase in average owned business credit card receivables. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.
Operating expenses for the three and six months ended June 30, 2007 increased as compared to the same periods of 2006 due primarily to growth in new accounts and owned and securitized receivables, increases in executive compensation and costs related to the pilot of new outsourcing initiatives in 2007.
INTEREST INCOME AND EXPENSE
Total interest income increased $7.0 million to $47.6 million for the three months ended June 30, 2007 as compared to the same period of 2006 and $17.1 million for the six months ended June 30, 2007 to $95.9 million as compared to the same period of 2006. The increases in total interest income were due primarily to increases in average balances of owned business credit card receivables and investments and an increase in average yields earned on our investments, partially offset by decreases in the average yields earned on our business credit card receivables. Yields on business credit card receivables decreased for the three and six months ended June 30, 2007 as compared to the same periods of 2006 as a result of an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing as compared to the same periods of 2006. We expect the average yield earned on business credit card receivables to increase during the second half of 2007 as compared to the first half of 2007 as introductory pricing periods expire on many of the accounts originated in prior periods and based on our expected levels of receivables growth and planned marketing strategies.
Total interest expense increased $6.2 million to $23.6 million for the three months ended June 30, 2007 as compared to the same period of 2006 and increased $12.8 million to $46.2 million for the six months ended June 30, 2007 as compared to the same period of 2006. The increases in total interest expense were due primarily to increases in our average deposits outstanding and increases in the average cost of funds on deposits resulting from the interest rate environment. Average deposits increased $244 million for the three months ended June 30, 2007 as compared to the same period of 2006 and $257 million for the six months ended June 30, 2007 as compared to the same period of 2006.
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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards (1)	$1,248,235	$33,976	10.92%	$997,754	$30,051	12.08%
Other receivables	7,567	94	5.02	7,440	88	4.75

Total receivables	1,255,802	34,070	10.88	1,005,194	30,139	12.03
Investments (2)	665,063	8,812	5.25	500,829	5,975	4.73
Retained interests in securitizations	228,231	4,679	8.20	195,118	4,399	9.02

Total interest-earning assets (3)	2,149,096	$47,561	8.85%	1,701,141	$40,513	9.53%
Noninterest-earning assets	306,068			450,066

Total assets	$2,455,164			$2,151,207

Interest-bearing liabilities:
Deposits	$1,365,927	$17,361	5.10%	$1,122,365	$11,858	4.24%
Debt	225,831	3,953	7.02	211,736	3,320	6.29
Subordinated debt payable to preferred securities trust	103,093	2,317	8.99	103,093	2,290	8.88
Other borrowings	110	2	5.27	824	11	5.04

Total interest-bearing liabilities	1,694,961	$23,633	5.59%	1,438,018	$17,479	4.87%
Noninterest-bearing liabilities	166,296			183,379

Total liabilities	1,861,257			1,621,397

Stockholders’ equity	593,907			529,810

Total liabilities and stockholders’ equity	$2,455,164			$2,151,207

Net interest spread			3.26%			4.66%
Net interest margin			4.47%			5.43%

(1)	Interest income includes late fees for owned business credit card receivables of $2.3 million for the three months ended June 30, 2007 and $2.0 million for the same period of 2006.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

	Six Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards (1)	$1,266,466	$69,419	11.05%	$963,962	$58,879	12.32%
Other receivables	7,619	218	5.78	7,591	187	4.97

Total receivables	1,274,085	69,637	11.02	971,553	59,066	12.26
Investments (2)	630,508	16,494	5.21	500,228	11,338	4.51
Retained interests in securitizations	229,517	9,785	8.53	188,017	8,381	8.92

Total interest-earning assets (3)	2,134,110	$95,916	9.04%	1,659,798	$78,785	9.55%
Noninterest-earning assets	305,638			478,458

Total assets	$2,439,748			$2,138,256

Interest-bearing liabilities:
Deposits	$1,355,056	$33,898	5.04%	$1,097,783	$22,166	4.07%
Debt	226,661	7,660	6.81	216,565	6,677	6.22
Subordinated debt payable to preferred securities trust	103,093	4,634	8.99	103,093	4,579	8.88
Other borrowings	111	3	5.27	463	12	5.02

Total interest-bearing liabilities	1,684,921	$46,195	5.52%	1,417,904	$33,434	4.75%
Noninterest-bearing liabilities	169,151			193,147

Total liabilities	1,854,072			1,611,051

Stockholders’ equity	585,676			527,205

Total liabilities and stockholders’ equity	$2,439,748			$2,138,256

Net interest spread			3.52%			4.80%
Net interest margin			4.70%			5.51%

(1)	Interest income includes late fees for owned business credit card receivables of $4.8 million for the six months ended June 30, 2007 and $3.8 million for the same period of 2006.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2007	2006	2007	2006

Provision for credit losses	$11,806	$10,145	$21,889	$19,429
Provision for interest and fee losses	2,581	2,163	5,027	4,201

Provision for credit losses on a consolidated basis increased $1.7 million for the three months ended June 30, 2007 as compared to the same period of 2006, and increased $2.5 million for the six months ended June 30, 2007 as compared to the same period of 2006. The provision for interest and fee losses increased $418 thousand for the three months ended June 30, 2007 as compared to the same period of 2006, and increased $826 thousand for the six months ended June 30, 2007 as compared to the same period of 2006. The increases in provisions for credit losses and interest and fee losses for the three and six months ended June 30, 2007 as compared to the same periods of 2006 were due primarily to increases in average owned business credit card receivables of $250 million for the three months ended June 30, 2007 and $303 million for the six months ended June 30, 2007. The comparison of charge-off rates for the three and six months ended June 30, 2007 as compared to the same periods of 2006 is impacted by the change in bankruptcy law on October 17, 2005 that benefited charge-off rates in the first half of 2006 because it resulted in a surge in bankruptcy petition filings and charge-offs in 2005 that we otherwise would have expected to occur in later periods, including the first half of 2006.
The allowance for receivable losses on business credit card receivables was $52.5 million as of June 30, 2007, or 4.64% of owned receivables, which was higher as a percentage of owned receivables than the allowance of $49.7 million, or 4.39% of owned receivables, as of December 31, 2006. Owned business credit card receivables were $1.1 billion at June 30, 2007 and December 31, 2006. The increase in the allowance for receivable losses as a percentage of owned receivables reflects an increase in the estimate of losses inherent in the portfolio based on trends in delinquency rates as compared to December 31, 2006 and the current composition of the portfolio.
In December 2006, the federal financial institutions regulatory agencies issued the Interagency Policy Statement on the Allowance for Loan and Lease Losses that replaced the banking agencies’ previous policy statement on allowance for loan and lease losses. The policy statement was revised to ensure consistency with GAAP and describes the responsibilities of the board of directors, management and bank examiners regarding the allowance for loan and lease losses. In accordance with the guidance in the policy statement, management implemented enhancements to the allowance process and documentation in 2006 and 2007 that had no material impact on our financial position or results of operations.
Although charge-off levels are not always predictable since they are impacted by the economic environment and other factors beyond our control and there may be month-to-month or quarterly variations in losses or delinquencies, we expect the charge-off rate on owned business credit card receivables for the year ending December 31, 2007 to be within approximately 10 basis points of the rate of 3.19% that was experienced for the year ended December 31, 2006. We base this expectation on the level of delinquent receivables at June 30, 2007 and the expected level of growth in receivables.

The following table provides credit quality data as of and for the periods indicated for our owned receivable portfolio, including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Consolidated data includes business credit card and other receivables.

	June 30,	December 31,	June 30,
($ in thousands)	2007	2006	2006

Consolidated – Owned
Allowance for receivable losses	$53,735	$50,926	$49,662
Receivables 30 days or more delinquent	27,115	26,053	25,482
Receivables 90 days or more delinquent	13,446	12,632	12,560
Nonaccrual receivables	9,155	10,524	11,824
Accruing receivables past due 90 days or more	12,249	11,302	11,266
As a percentage of gross receivables:
Allowance for receivable losses	4.71%	4.46%	4.64%
Receivables 30 days or more delinquent	2.38	2.28	2.38
Receivables 90 days or more delinquent	1.18	1.11	1.17
Nonaccrual receivables	0.80	0.92	1.11
Accruing receivables past due 90 days or more	1.07	0.99	1.05
Net principal charge-offs for the year-to-date period ended June 30 and December 31	$19,340	$33,780	$15,608
Net principal charge-offs for the three months ended June 30 and December 31	9,557	9,170	7,524
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended June 30 and December 31	3.04%	3.17%	3.21%
Net principal charge-offs for the three months ended June 30 and December 31	3.04	3.05	2.99

Business Credit Cards – Owned
Allowance for receivable losses	$52,525	$49,715	$48,450
Receivables 30 days or more delinquent	27,115	26,053	25,482
Receivables 90 days or more delinquent	13,466	12,632	12,560
Nonaccrual receivables	9,155	10,524	11,824
Accruing receivables past due 90 days or more	12,249	11,302	11,266
As a percentage of gross receivables:
Allowance for receivable losses	4.64%	4.39%	4.56%
Receivables 30 days or more delinquent	2.39	2.30	2.40
Receivables 90 days or more delinquent	1.19	1.11	1.18
Nonaccrual receivables	0.81	0.93	1.11
Accruing receivables past due 90 days or more	1.08	1.00	1.06
Net principal charge-offs for the year-to-date period ended June 30 and December 31	$19,339	$33,775	$15,604
Net principal charge-offs for the three months ended June 30 and December 31	9,556	9,169	7,520
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended June 30 and December 31	3.05%	3.19%	3.24%
Net principal charge-offs for the three months ended June 30 and December 31	3.06	3.07	3.01

SECURITIZATION INCOME
We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Securitizations impacted the following line items on the consolidated income statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2007	2006	2007	2006

Securitization income	$22,766	$29,686	$46,277	$63,264
Interest income (discount accretion)	4,679	4,399	9,785	8,381
Interchange income	49,207	39,127	91,621	72,841
Servicing revenues	22,541	15,329	42,917	29,011

Total	$99,193	$88,541	$190,600	$173,497

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
Securitization income decreased $6.9 million for the three months ended June 30, 2007 as compared to the same period of 2006, and decreased $17.0 million for the six months ended June 30, 2007 as compared to the same period of 2006. The decreases in securitization income for the three and six months ended June 30, 2007 as compared to the same periods of 2006 were due primarily to decreases in yields on securitized receivables and increases in the floating interest rates earned by noteholders, partially offset by growth in average securitized receivables. The trends and future expectations for yields are similar to those described in the “Interest Income and Expense” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The increase in the floating interest rates earned by noteholders for the three and six months ended June 30, 2007 as compared to the same periods of 2006 resulted from the interest rate environment. Securitization income includes unfavorable valuation adjustments to the retained interest-only strip of $2.2 million for the three months ended June 30, 2006 and $3.5 million for the six months ended June 30, 2006. The change in bankruptcy law on October 17, 2005 benefited charge-off rates in the first half of 2006 because it resulted in a surge in bankruptcy petition filings and charge-offs in 2005 that we otherwise would have expected to occur in later periods, including the first half of 2006. Our estimate of future cash flows over the three-month weighted average life of the existing securitized receivables was lower at June 30, 2006 compared to the estimates at March 31, 2006 and December 31, 2005 as a result of lower yields, higher floating interest rates earned by noteholders, the impact of the timing of bankruptcy charge-offs and our expectations regarding future charge-off rates, which resulted in the unfavorable valuation adjustments in 2006.
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
The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

Managed Financial Measures and Statistics
	Advanta				Advanta
	Business	GAAP	Securitization		Business Cards	Managed
($ in thousands)	Cards GAAP	Ratio (1)	Adjustments		Managed	Ratio (1)

Three months ended June 30, 2007
Net interest income	$25,506	6.91%	$74,990		$100,496	6.90%
Provision for credit losses	11,806	3.20	41,115	(2)	52,921	3.63
Noninterest revenues	90,737	24.58	(33,875)		56,862	3.90
Average business credit card interest-earning assets	1,476,466		4,353,435		5,829,901
Three months ended June 30, 2006
Net interest income	$24,050	8.06%	$64,511		$88,561	8.39%
Provision for credit losses	10,145	3.40	28,833	(2)	38,978	3.69
Noninterest revenues	86,104	28.87	(35,678)		50,426	4.78
Average business credit card interest-earning assets	1,192,872		3,027,262		4,220,134
Six months ended June 30, 2007
Net interest income	$52,749	7.05%	$143,195		$195,944	6.95%
Provision for credit losses	21,889	2.93	76,197	(2)	98,086	3.48
Noninterest revenues	175,063	23.40	(66,998)		108,065	3.84
Average business credit card interest-earning assets	1,495,983		4,138,929		5,634,912
Six months ended June 30, 2006
Net interest income	$46,836	8.13%	$130,896		$177,732	8.77%
Provision for credit losses	19,479	3.38	57,228	(2)	76,707	3.78
Noninterest revenues	167,442	29.07	(73,668)		93,774	4.63
Average business credit card interest-earning assets	1,151,979		2,902,560		4,054,539

As of June 30, 2007
Ending business credit card receivables	$1,133,198		$4,856,001		$5,989,199
Receivables 30 days or more delinquent	27,115	2.39%	136,468		163,583	2.73%
Receivables 90 days or more delinquent	13,466	1.19	68,424		81,890	1.37
As of December 31, 2006
Ending business credit card receivables	$1,133,132		$4,073,128		$5,206,260
Receivables 30 days or more delinquent	26,053	2.30%	108,159		134,212	2.58%
Receivables 90 days or more delinquent	12,632	1.11	52,279		64,911	1.25
As of June 30, 2006
Ending business credit card receivables	$1,062,249		$3,323,869		$4,386,118
Receivables 30 days or more delinquent	25,482	2.40%	90,987		116,469	2.66%
Receivables 90 days or more delinquent	12,560	1.18	45,008		57,568	1.31

(1)	Ratios are as a percentage of average business credit card interest-earning assets except delinquency ratios which are as a percentage of ending business credit card receivables.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs. In addition, unfavorable valuation adjustments to retained interests in securitizations of $2.2 million in the three months ended June 30, 2006 and $3.5 million in the six months ended June 30, 2006 are included as increases to provision for credit losses.

SERVICING REVENUES
Advanta Business Cards recognized servicing revenue as follows:

($ in thousands)	2007	2006

Three months ended June 30	$22,541	$15,329
Six months ended June 30	42,917	29,011

The increases in servicing revenues for the three and six months ended June 30, 2007 as compared to the same periods of 2006 were due to increased volume of securitized business credit receivables.
OTHER REVENUES

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2007	2006	2007	2006

Interchange income	$62,130	$51,217	$117,364	$95,610
Cash back rewards	(15,346)	(10,852)	(28,746)	(20,365)
Business rewards	(6,007)	(5,444)	(11,939)	(10,048)
Balance transfer fees	2,162	1,689	3,991	3,333
Investment securities gains, net	1,355	2,824	2,345	3,532
Cash usage fees	1,020	854	2,153	1,677
Earnings on investment in Fleet Credit Card Services, L.P.	376	819	376	819
Other business credit card fees	1,127	753	2,352	1,605
Other, net	1,179	437	2,581	1,110

Total other revenues, net	$47,996	$42,297	$90,477	$77,273

Interchange income includes interchange fees on both owned and securitized business credit cards. The increases in interchange income for the three and six months ended June 30, 2007 as compared to the same periods of 2006 were due primarily to higher merchandise sales transaction volume. The average interchange rate was 2.2% in each of the three-month and six-month periods ended June 30, 2007 and 2006.
The increases in cash back rewards and business rewards for the three and six months ended June 30, 2007 as compared to the same periods of 2006 were due primarily to higher merchandise sales transaction volume and higher average number of business credit card accounts in the rewards programs. Both periods include changes in estimates of costs of future reward redemptions based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. Changes in estimates increased other revenues $1.1 million for the three months ended June 30, 2007 as compared to an increase of $200 thousand for the three months ended June 30, 2006. Changes in estimates increased other revenues $1.5 million for the six months ended June 30, 2007 as compared to an increase of $700 thousand for the six months ended June 30, 2006.
Investment securities gains, net, include realized and unrealized gains and losses on venture capital investments reflecting the market conditions for those investments in each respective period, as well as realized gains and losses on the sale of other investments. We had a net gain of $818 thousand on venture capital investments for the three months ended June 30, 2007. There were no gains or losses on venture capital investments for the same period of 2006. We had a net gain on venture capital investments of $1.3 million for the six months ended June 30, 2007 as compared to a net gain of $330 thousand for the six months ended June 30, 2006. For the three and six months ended June 30, 2006, net realized gains on other investments included a $2.4 million gain on MasterCard Incorporated’s redemption of a portion of our shares related to their initial public offering. Our MasterCard Class B common shares have zero cost basis and no book value. Beginning in August 2007, we will have the opportunity to convert a portion of our remaining MasterCard Class B shares into MasterCard Class A shares and to sell them. If the eligible MasterCard shares had been converted to MasterCard Class A shares as of June 30, 2007, the eligible shares would have had a fair value of $3.4 million as of that date.
In 2007, our bank subsidiaries sold Federal Deposit Insurance Corporation deposit insurance assessment credits to third-party banks. Other revenues include gains of $940 thousand in the three months ended June 30, 2007 and $1.9 million in the six months ended June 30, 2007 related to these sales.
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2007	2006	2007	2006

Salaries and employee benefits	$26,246	$24,014	$52,344	$47,303
Amortization of deferred origination costs, net	12,852	11,711	25,719	23,659
External processing	7,007	6,182	13,707	12,123
Marketing	4,075	4,150	7,310	7,757
Professional fees	2,978	2,918	6,883	5,495
Equipment	2,730	2,371	5,325	4,988
Occupancy	2,343	2,332	4,645	4,471
Fraud	2,217	813	3,685	1,583
Postage	1,531	1,178	2,925	2,333
Credit	1,157	1,380	2,447	2,473
Other	5,641	5,687	10,589	10,190

Total operating expenses	$68,777	$62,736	$135,579	$122,375

Salaries and employee benefits increased for the three and six months ended June 30, 2007 as compared to the same periods of 2006 due primarily to increases in executive compensation, personnel hired to support growth in owned and securitized receivables and the number of new accounts, and higher employee stock option expense.
In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. The consensus provides guidance on whether an entity should recognize a liability for the postretirement benefit and how to recognize and measure the asset associated with a collateral assignment split-dollar life insurance arrangement. The consensus is effective for Advanta on January 1, 2008. Management is currently evaluating the impact that this EITF consensus may have on our financial position or results of operations.
Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. Amortization of deferred origination costs, net, increased for the three and six months ended June 30, 2007 as compared to the same periods of 2006 due primarily to an increase in new account originations, partially offset by a decrease in our average acquisition cost per account.
External processing expense increased for the three and six months ended June 30, 2007 as compared to the same periods of 2006 due primarily to an increase in the number of accounts and higher transaction volume, and higher processing costs associated with the pilot of new outsourcing initiatives.
Professional fees increased for the six months ended June 30, 2007 as compared to the same period of 2006 due primarily to costs related to the pilot of new outsourcing initiatives and the use of external consultants for marketing and profitability initiatives.
Fraud expense increased for the three and six months ended June 30, 2007 as compared to the same periods of 2006 due to lower fraud recoveries associated with certain types of credit card fraud and growth in owned and securitized receivables.

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
INCOME TAXES
Income tax expense attributable to continuing operations was as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2007	2006	2007	2006

Income tax expense	$13,933	$14,423	$27,761	$28,139
Effective tax rate	38.0%	38.5%	38.6%	38.5%

In the three months ended June 30, 2007, we adjusted our estimated effective tax rate for the full year 2007 from 39.2% to 38.6% based on a decrease in anticipated levels of certain nondeductible expenses as compared to our estimates as of March 31, 2007.
In July 2006, the FASB issued FIN No. 48 that provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN No. 48 effective January 1, 2007, and as a result, recorded a $2.1 million reduction to the January 1, 2007 balance of retained earnings. The adoption did not have a material impact on our effective tax rate for the three and six months ended June 30, 2007.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer credit card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of June 30, 2007, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.

DISCONTINUED OPERATIONS
For the three months ended June 30, 2007, we recorded an $800 thousand pretax gain on discontinuance of our mortgage business representing a favorable change in estimate in an experience refund related to a former mortgage insurance product, partially offset by an increase in estimates of legal expenses on mortgage business-related contingent liabilities. For the same period of 2006, we recorded a $500 thousand pretax gain on discontinuance of our mortgage business representing changes in estimates of legal expenses and related insurance reimbursements and other favorable changes in estimate related to a former mortgage insurance product.
We recorded a pretax gain on discontinuance of our leasing business of $865 thousand for the three months ended June 30, 2007 and $700 thousand for the same period of 2006, both representing changes in estimated leasing operating results of the leasing segment over the wind down period. The largest components of the change in estimate in 2007 were favorable results relating to insurance reimbursements, sales tax assessments, credit recoveries and operating expenses. The largest components of the change in estimate in 2006 were favorable credit recoveries and equipment realization rates based on performance trends.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At June 30, 2007, off-balance sheet securitized receivables represented 67% of our funding. Our credit risk in the securitized receivables is limited to the amount of our retained interests in securitizations. We had securitized business credit card receivables of $4.9 billion at June 30, 2007 and $4.1 billion at December 31, 2006.
The following table summarizes securitization data including income and cash flows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2007	2006	2007	2006

Average securitized receivables	$4,581,666	$3,222,380	$4,368,446	$3,090,577
Securitization income	22,766	29,686	46,277	63,264
Discount accretion	4,679	4,399	9,785	8,381
Interchange income	49,207	39,127	91,621	72,841
Servicing revenues	22,541	15,329	42,917	29,011
Proceeds from new securitizations	398,682	534,374	756,340	1,070,264
Proceeds from collections reinvested in revolving-period securitizations	2,681,748	1,779,595	5,065,732	3,463,397
Cash flows received on retained interests	79,731	92,582	164,487	170,210

See “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of income related to securitizations. See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006.

In the six months ended June 30, 2007, we completed additional business credit card securitizations. The revolving periods for those AdvantaSeries securitizations extend to the following dates:

	Noteholder
	Principal	Coupon	Scheduled End of
($ in thousands)	Balance	Type	Revolving Period

AdvantaSeries:
2007-D1	$25,000	Floating	May 31, 2009
2007-A2	225,000	Fixed	July 31, 2009
2007-A4	200,000	Floating	August 31, 2009
2007-B1	100,000	Floating	April 30, 2011
2007-A1	200,000	Floating	May 31, 2011
2007-A3	200,000	Floating	August 31, 2011

The level of investment-grade notes outstanding at June 30, 2007 issued as part of the AdvantaSeries de-linked securitization structure, and our ability to issue and hold additional AdvantaSeries non-investment grade notes, provides additional capacity for future securitization issuances in excess of our expected securitization funding needs through December 31, 2007. The de-linked structure provides flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions.
Our Series 1997-A securitization represents a $200 million committed commercial paper conduit facility available through June 2008 that provides off-balance sheet funding, of which $20 million was used at June 30, 2007. Our Series 2007-A securitization represents a $150 million committed commercial paper conduit facility available through January 2008 that provides off-balance sheet funding, none of which was used at June 30, 2007. Upon the expiration of these facilities, management expects to obtain the appropriate level of replacement funding under similar terms and conditions.
In August 2005, the FASB issued a revised exposure draft, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a QSPE to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In May 2007, the FASB reported that it expects to issue a revised exposure draft in the fourth quarter of 2007. Management will evaluate any potential impact of the final statement when it is available.

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

	June 30,	December 31,
	2007	2006

Estimated percentage increase (decrease) in net interest income on owned assets:
Assuming 200 basis point increase	13%	12%
Assuming 200 basis point decrease	(4)%	(6)%

Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase	(8)%	(8)%
Assuming 200 basis point decrease	19%	15%

Estimated percentage increase (decrease) in net interest income on managed assets:
Assuming 200 basis point increase	(3)%	(3)%
Assuming 200 basis point decrease	13%	10%

Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of the majority of our off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the customer pays their balance in full each month. Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario. Changes in the composition of our balance sheet, the interest rate environment, business credit card pricing terms and securitization funding strategies have also impacted the results of the net interest income sensitivity analyses as of June 30, 2007 as compared to the results as of December 31, 2006.
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

LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION
At June 30, 2007, we had a high level of liquidity including $53.8 million of cash and $548.9 million of federal funds sold. At June 30, 2007, we also had receivables held for sale and investments available for sale that could be sold to generate additional liquidity. At June 30, 2007, we had $133.7 million of subordinated trust assets held at non-bank subsidiaries that were rated BB by Standard & Poor’s and Ba2 by Moody’s Investor Service that could be sold or borrowed against to generate additional liquidity.
As shown on the statements of cash flows, our operating activities generated $228.5 million of cash in the six months ended June 30, 2007 due primarily to the proceeds from receivables sold in excess of the increase in receivables held for sale, excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables, partially offset by operating expenses, interest expense and costs of rewards programs. For the six months ended June 30, 2006, our operating activities generated $64.9 million of cash and were impacted by the timing of securitization transactions. We expect to fund future growth and continuing operations with off-balance sheet securitizations, deposits, other borrowings, and sources of operating cash flow, including excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables.
Our access to unsecured, institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. However, we do have access to a diversity of funding sources. Our components of funding were as follows:

	June 30, 2007		December 31, 2006
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables (1)	$4,712,152	67%	$3,932,732	63%
Deposits	1,393,769	20	1,365,138	22
Debt	225,082	3	227,126	4
Subordinated debt payable to preferred securities trust	103,093	1	103,093	2
Equity	599,210	9	567,161	9

Total	$7,033,306	100%	$6,195,250	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.
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
We had $91.3 million of owned business credit card receivables at a nonbank subsidiary at June 30, 2007. In April 2007, we entered into a secured borrowing agreement using these business credit card receivables as collateral up to a maximum of $100 million. We intend to use borrowings from this agreement to fund receivables growth at nonbank subsidiaries. There were no borrowings on this facility as of June 30, 2007.
In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split, in the form of a 50% stock dividend payable June 15, 2007, on both Class A and Class B Common Stock. In addition, the Board of Directors of Advanta Corp. approved a 25% increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividend paid in the second quarter of 2007. We expect to fund the increase in cash dividends with sources of operating cash flows. The Board of Directors of Advanta Corp. also authorized the repurchase of up to 1.5 million shares of Advanta Corp.’s Class B Common Stock. As of June 30, 2007, we have repurchased 406 thousand shares for $13.0 million in connection with this authorization. We expect to fund the remaining repurchase of additional shares with existing liquidity.
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
We adopted the provisions of FIN No. 48 effective January 1, 2007, and as a result, recorded a $2.1 million reduction to the January 1, 2007 balance of retained earnings. The liability for unrecognized tax benefits as of January 1, 2007 was $25.6 million. We estimate that approximately $1.3 million of this liability may be payable in the twelve months ending June 30, 2008. We are unable to reasonably estimate the amount or timing of payments for the remainder of the liability. Other than the liability for unrecognized tax benefits, there have been no significant changes to the amounts that were disclosed in the contractual obligations table included in the “Liquidity, Capital Resources and Analysis of Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.
Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and primarily funds our business purpose credit cards. Advanta Bank Corp. paid dividends to Advanta Corp. of $40 million in the six months ended June 30, 2007. At June 30, 2007, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 23.05% as compared to 21.37% at December 31, 2006. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well capitalized under the regulatory framework for prompt corrective action. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank paid a dividend of $39.1 million and return of capital of $28 million to Advanta Corp. in the three months ended March 31, 2007, after having received prior approval from the Office of the Comptroller of the Currency. In April 2007, we received approval for the conversion of Advanta National Bank from a national bank to a Delaware state chartered bank that is named Advanta Bank. The conversion to a Delaware state bank was effective May 3, 2007. This bank subsidiary’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

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
An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	The table below provides information with respect to all purchases of equity securities by us during the period from April 1, 2007 through June 30, 2007. In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split, in the form of a 50% stock dividend payable June 15, 2007, on both Class A and Class B Common Stock. We have adjusted all share amounts and per share data in the table below to reflect the three-for-two stock split for all months presented. Shares are in thousands.
ISSUER PURCHASES OF EQUITY SECURITIES

					(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares	Dollar Value
				Purchased as	of Shares)
				Part of	That May Yet
	(a) Total			Publicly	Be Purchased
	Number of		(b) Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share	Programs (C)	Programs (C)

Class A:
4/1/07 – 4/30/07	0.0		N/A *	0.0	0.0
5/1/07 – 5/31/07	0.0		N/A *	0.0	0.0
6/1/07 – 6/30/07	0.2	(B)	$30.90	0.0	0.0

Subtotal Class A	0.2		$30.90	0.0	0.0
Class B:
4/1/07 – 4/30/07	24.1	(A)	$31.34	0.0	1,500.0
5/1/07 – 5/31/07	242.6		$30.99	242.6	1,257.4
6/1/07 – 6/30/07	165.3	(B)	$33.70	163.8	1,093.6

Subtotal Class B	432.0		$32.05	406.4	1,093.6

Total	432.2		$32.05	406.4	1,093.6

(A)	In April 2007, in connection with the vesting of shares related to the 2006 performance year for our management incentive program, we withheld 24.1 thousand vested shares from certain employees (including officers) to meet our minimum statutory tax withholding requirements.

(B)	Includes cash paid in lieu of fractional shares related to the stock dividend payable June 15, 2007.

(C)	In April 2007, the Board of Directors of Advanta Corp. authorized the repurchase of up to 1.5 million shares of Advanta Corp.’s Class B Common Stock.

*	N/A – Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Advanta Corp. held its Annual Meeting of Stockholders on June 4, 2007 (the “Annual Meeting”). The Annual Meeting occurred prior to June 15, 2007, the effective date of the three-for-two stock split approved by the Board of Directors of Advanta Corp. in April 2007. The information provided in (c) below has not been adjusted to reflect the stock split.

(b)	Not required.

(c)	The following proposals were submitted to a vote of stockholders. As described in (a) above, the information below has not been adjusted to reflect the stock split.
The election of two directors to hold office until the 2010 Annual Meeting of Stockholders.

NOMINEES	VOTES FOR	VOTES WITHHELD
Dennis Alter	6,852,662	1,097,800
Dana Becker Dunn	6,504,875	1,445,587
The proposal to approve the Advanta Corp. Office of the Chairman Cash Bonus Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
7,591,537	184,395	174,530	0
The proposal to ratify the appointment by the Board of Directors of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
7,641,995	106,392	202,115	0
(d)	Not required.

ITEM 6. EXHIBITS
Exhibits – The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document

3.2	Amended and Restated Bylaws

3.3	Rights Agreement, dated April 11, 2007, by and between us and Mellon Investor Services LLC, as Rights Agent

10.1	Advanta Employees Severance Pay Plan, as amended and restated effective April 2, 2007

10.2	Advanta Corp. Employee Change of Control Severance Plan, as amended and restated effective April 2, 2007

10.3	Advanta Senior Management Change of Control Severance Plan, as amended and restated effective April 2, 2007

10.4	Advanta Corp. Office of the Chairman Cash Bonus Plan

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanta Corp. (Registrant)

By	/s/ Philip M. Browne

Senior Vice President and Chief Financial Officer August 8, 2007

By	/s/ David B. Weinstock

Vice President and Chief Accounting Officer August 8, 2007

EXHIBIT INDEX

Manner of
Exhibit	Description	Filing

3.2	Amended and Restated Bylaws	*

3.3	Rights Agreement, dated April 11, 2007, by and between us and Mellon Investor Services LLC, as Rights Agent	**

10.1	Advanta Employees Severance Pay Plan, as amended and restated effective April 2, 2007	***

10.2	Advanta Corp. Employee Change of Control Severance Plan, as amended and restated effective April 2, 2007	****

10.3	Advanta Senior Management Change of Control Severance Plan, as amended and restated effective April 2, 2007	*****

10.4	Advanta Corp. Office of the Chairman Cash Bonus Plan	******

12	Computation of Ratio of Earnings to Fixed Charges	*******

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*******

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*******

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*******

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*******

*	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2007.

**	Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A filed with the United States Securities and Exchange Commission on April 11, 2007, including: The Form of Rights Certificate, attached as Exhibit A; and The Summary of Rights to Purchase Series A Junior Participating Preferred Stock, attached as Exhibit B.

***	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2007.

****	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2007.

*****	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 5, 2007.

******	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 30, 2007.

*******	Filed electronically herewith.