Form 10-Q
period 2007-09-30
ADVANTA CORP
filed 2007-11-08
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007
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
Yes ☐ No ☐
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at November 5, 2007
Common Stock, $.01 par value	14,410,133 shares
Class B	Outstanding at November 5, 2007
Common Stock, $.01 par value	28,361,337 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share amounts)	2007	2006

ASSETS
Cash	$59,966	$35,055
Federal funds sold	793,024	547,631
Restricted interest-bearing deposits	368	1,211
Investments available for sale	218,182	197,477
Receivables, net:
Held for sale	502,435	568,456
Other	704,191	546,553

Total receivables, net	1,206,626	1,115,009
Accounts receivable from securitizations	352,368	334,486
Premises and equipment, net	17,325	16,715
Other assets	164,048	165,554

Total assets	$2,811,907	$2,413,138

LIABILITIES
Deposits	$1,686,567	$1,365,138
Debt	223,406	227,126
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	207,022	150,620

Total liabilities	2,220,088	1,845,977

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding – 1,010 shares in 2007 and 2006	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 14,410,133 shares in 2007 and 15,061,525 in 2006	144	151
Class B non-voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 29,468,254 shares in 2007 and 35,138,413 shares in 2006	295	351
Additional paid-in capital	235,243	308,051
Unearned ESOP shares	(8,890)	(9,204)
Accumulated other comprehensive loss	(1,101)	(288)
Retained earnings	396,936	359,813
Treasury stock at cost, 651,232 Class A common shares in 2006; 1,172,136 Class B common shares in 2007 and 6,436,183 Class B common shares in 2006	(31,818)	(92,723)

Total stockholders’ equity	591,819	567,161

Total liabilities and stockholders’ equity	$2,811,907	$2,413,138

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2007	2006	2007	2006

Interest income:
Receivables	$34,479	$34,062	$104,116	$93,128
Investments	10,752	7,195	27,243	18,527
Other interest income	4,729	4,671	14,514	13,052

Total interest income	49,960	45,928	145,873	124,707
Interest expense:
Deposits	19,223	13,861	53,121	36,027
Debt and other borrowings	4,066	3,499	11,729	10,188
Subordinated debt payable to preferred securities trust	2,317	2,289	6,951	6,868

Total interest expense	25,606	19,649	71,801	53,083

Net interest income	24,354	26,279	74,072	71,624
Provision for credit losses	14,724	9,202	36,613	28,631

Net interest income after provision for credit losses	9,630	17,077	37,459	42,993
Noninterest revenues:
Securitization income	22,388	26,232	68,665	89,496
Servicing revenues	24,218	16,777	67,135	45,788
Other revenues, net	47,819	40,188	138,296	117,461

Total noninterest revenues	94,425	83,197	274,096	252,745
Operating expenses	68,141	65,932	203,720	188,307

Income before income taxes	35,914	34,342	107,835	107,431
Income tax expense	13,863	13,222	41,624	41,361

Income from continuing operations	22,051	21,120	66,211	66,070
Gain on discontinuance of mortgage and leasing businesses, net of tax	0	0	1,022	738

Net income	$22,051	$21,120	$67,233	$66,808

Basic income from continuing operations per common share
Class A	$0.51	$0.50	$1.52	$1.59
Class B	0.55	0.54	1.64	1.66
Combined	0.54	0.53	1.60	1.64

Diluted income from continuing operations per common share
Class A	$0.48	$0.47	$1.45	$1.48
Class B	0.51	0.49	1.50	1.50
Combined	0.50	0.49	1.49	1.50

Basic net income per common share
Class A	$0.51	$0.50	$1.55	$1.60
Class B	0.55	0.54	1.67	1.68
Combined	0.54	0.53	1.63	1.66

Diluted net income per common share
Class A	$0.48	$0.47	$1.47	$1.50
Class B	0.51	0.49	1.53	1.52
Combined	0.50	0.49	1.51	1.51

Basic weighted average common shares outstanding
Class A	13,343	13,293	13,331	13,281
Class B	27,800	26,831	27,858	26,969
Combined	41,143	40,124	41,189	40,250

Diluted weighted average common shares outstanding
Class A	13,343	13,293	13,331	13,281
Class B	30,762	30,251	31,091	30,747
Combined	44,105	43,544	44,422	44,028

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A	Class A	Class B	Additional
	Comprehensive	Preferred	Common	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Stock	Stock	Capital

Balance at December 31, 2005		$1,010	$151	$329	$276,070

Net income	$84,986
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($210)	390

Comprehensive income	$85,376

Preferred and common cash dividends declared
Exercise of stock options				13	10,495
Stock-based employee compensation expense					3,842
Stock-based nonemployee compensation expense					238
Excess tax benefits from stock-based compensation					12,149
Issuance of nonvested shares				11	(11)
Amortization of nonvested shares					5,953
Forfeitures of nonvested shares				(2)	(358)
Reclassification of nonvested shares					(1,148)
Treasury stock acquired
ESOP shares committed to be released					821

Balance at December 31, 2006		$1,010	$151	$351	$308,051

Effect of applying the provisions of FIN No. 48 (See Note 2)
Net income	$67,233
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $438	(813)

Comprehensive income	$66,420

Preferred and common cash dividends declared
Exercise of stock options				7	6,549
Stock-based employee compensation expense					4,007
Stock-based nonemployee compensation expense					54
Excess tax benefits from stock-based compensation					5,620
Issuance of nonvested shares				1	(1)
Amortization of nonvested shares					3,279
Forfeitures of nonvested shares				(1)	(43)
Stock option exchange program stock distribution
Treasury stock acquired
Treasury stock retired			(7)	(63)	(93,101)
ESOP shares committed to be released					828

Balance at September 30, 2007		$1,010	$144	$295	$235,243

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) – continued

	Unearned	Accumulated
	ESOP Shares	Other			Total
	& Nonvested	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2005	$(10,770)	$(678)	$298,472	$(49,147)	$515,437

Net income			84,986		84,986
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($210)		390			390
Comprehensive income
Preferred and common cash dividends declared			(23,645)		(23,645)
Exercise of stock options					10,508
Stock-based employee compensation expense					3,842
Stock-based nonemployee compensation expense					238
Excess tax benefits from stock-based compensation					12,149
Issuance of nonvested shares					0
Amortization of nonvested shares					5,953
Forfeitures of nonvested shares					(360)
Reclassification of nonvested shares	1,148				0
Treasury stock acquired				(43,576)	(43,576)
ESOP shares committed to be released	418				1,239

Balance at December 31, 2006	$(9,204)	$(288)	$359,813	$(92,723)	$567,161

Effect of applying the provisions of FIN No. 48 (See Note 2)			(6,103)		(6,103)
Net income			67,233		67,233
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $438		(813)			(813)
Comprehensive income
Preferred and common cash dividends declared			(24,007)		(24,007)
Exercise of stock options					6,556
Stock-based employee compensation expense					4,007
Stock-based nonemployee compensation expense					54
Excess tax benefits from stock-based compensation					5,620
Issuance of nonvested shares					0
Amortization of nonvested shares					3,279
Forfeitures of nonvested shares					(44)
Stock option exchange program stock distribution				388	388
Treasury stock acquired				(32,654)	(32,654)
Treasury stock retired				93,171	0
ESOP shares committed to be released	314				1,142

Balance at September 30, 2007	$(8,890)	$(1,101)	$396,936	$(31,818)	$591,819

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
($ in thousands)	September 30,
	2007	2006

OPERATING ACTIVITIES – CONTINUING OPERATIONS
Net income	$67,233	$66,808
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on discontinuance of mortgage and leasing businesses, net of tax	(1,022)	(738)
Investment securities gains, net	(5,666)	(4,623)
Depreciation and amortization	4,526	4,443
Stock-based compensation expense	7,296	7,131
Provision for credit losses	36,613	28,631
Provision for interest and fee losses	7,921	6,551
Change in deferred origination costs, net of deferred fees	1,179	(3,405)
Change in receivables held for sale	(803,352)	(1,436,404)
Proceeds from sale of receivables held for sale	869,373	1,191,855
Change in accounts receivable from securitizations	(17,882)	(40,631)
Excess tax benefits from stock-based compensation	(5,620)	(10,161)
Change in other assets and other liabilities	77,074	96,654

Net cash provided by (used in) operating activities	237,673	(93,889)

INVESTING ACTIVITIES – CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	(244,550)	23,210
Purchase of investments available for sale	(831,179)	(497,787)
Proceeds from sales of investments available for sale	721,743	492,335
Proceeds from sale of other investments	0	2,440
Proceeds from maturing investments available for sale	90,277	67,839
Change in receivables not held for sale	(203,351)	(105,045)
Purchases of premises and equipment, net	(5,125)	(2,634)

Net cash used in investing activities	(472,185)	(19,642)

FINANCING ACTIVITIES – CONTINUING OPERATIONS
Change in demand and savings deposits	24,181	41,644
Proceeds from issuance of time deposits	662,889	495,428
Payments for maturing time deposits	(392,600)	(405,231)
Proceeds from issuance of debt	21,148	20,971
Payments on redemption of debt	(26,224)	(32,612)
Change in cash overdraft and other borrowings	10,814	83,125
Proceeds from exercise of stock options	6,556	8,286
Cash dividends paid	(24,007)	(16,874)
Excess tax benefits from stock-based compensation	5,620	10,161
Treasury stock acquired	(32,654)	(43,576)

Net cash provided by financing activities	255,723	161,322

DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	3,700	2,951

Net increase in cash	24,911	50,742
Cash at beginning of period	35,055	34,109

Cash at end of period	$59,966	$84,851

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)
September 30, 2007
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
Note 2) Recently Issued Accounting Standards
In August 2005, the Financial Accounting Standards Board (“FASB”) issued a revised exposure draft, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In October 2007, the FASB reported that it expects to issue a revised exposure draft in the second quarter of 2008. Management will evaluate any potential impact of the final statement when it is available.

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. The statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125 (“SFAS No. 140”), and eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provided that beneficial interests in securitized financial assets are not subject to SFAS No. 133. Under the new statement, an entity may irrevocably elect to measure a hybrid financial instrument that would otherwise require bifurcation at fair value in its entirety on an instrument-by-instrument basis. The statement clarifies which interest-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding certain derivative financial instruments. The statement is effective for all financial instruments that we acquire or issue after January 1, 2007. The adoption of this statement did not have a material impact on our financial position or results of operations.
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
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN No. 48”). The statement provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, the interpretation provides that a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted this statement effective January 1, 2007, and as a result, recorded a $2.1 million reduction to the opening balance of retained earnings in the first quarter of 2007. In the third quarter of 2007, we determined that the FIN No. 48 adoption impact was understated by $4.0 million. Since the understatement was immaterial, the correction was reflected in the third quarter of 2007 as a reduction to the opening balance of retained earnings, which increased the adoption impact to $6.1 million. The adoption did not have a material impact on our effective tax rate for the three and nine months ended September 30, 2007.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The statement provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for Advanta on January 1, 2008. Management is currently evaluating the impact that this statement may have on our financial position or results of operations.
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
Note 3) Receivables
Owned receivables, including those held for sale, consisted of the following:

	September 30,	December 31,
	2007	2006

Business credit card receivables	$1,233,233	$1,133,132
Other receivables	7,288	7,673

Gross receivables	1,240,521	1,140,805

Add: Deferred origination costs, net of deferred fees	23,951	25,130
Less: Allowance for receivable losses
Business credit cards	(56,636)	(49,715)
Other receivables	(1,210)	(1,211)

Total allowance for receivable losses	(57,846)	(50,926)

Receivables, net	$1,206,626	$1,115,009

Note 4) Allowance for Receivable Losses
The following table presents activity in the allowance for receivable losses for the nine months ended September 30:

	2007	2006

Balance at January 1	$50,926	$45,589
Provision for credit losses	36,613	28,631
Provision for interest and fee losses	7,921	6,551
Gross principal charge-offs:
Business credit cards	(33,055)	(27,298)
Other receivables	(1)	(4)

Total gross principal charge-offs	(33,056)	(27,302)

Principal recoveries:
Business credit cards	3,008	2,692

Net principal charge-offs	(30,048)	(24,610)

Interest and fee charge-offs:
Business credit cards	(7,566)	(6,209)

Balance at September 30	$57,846	$49,952

Note 5) Securitization Activities
Accounts receivable from securitizations consisted of the following:

	September 30,	December 31,
	2007	2006

Retained interests in securitizations	$226,894	$234,054
Accrued interest and fees on securitized receivables, net (1)	81,663	64,713
Amounts due from the securitization trust	43,811	35,719

Total accounts receivable from securitizations	$352,368	$334,486

(1)	Reduced by an estimate for uncollectible interest and fees of $12.6 million at September 30, 2007 and $8.7 million at December 31, 2006.

The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Average securitized receivables	$4,889,381	$3,388,784	$4,543,999	$3,191,071
Securitization income	22,388	26,232	68,665	89,496
Discount accretion	4,729	4,671	14,514	13,052
Interchange income	50,800	40,038	142,421	112,879
Servicing revenues	24,218	16,777	67,135	45,788
Proceeds from new securitizations	113,033	121,591	869,373	1,191,855
Proceeds from collections reinvested in revolving-period securitizations	2,801,202	2,003,338	7,866,934	5,466,735
Cash flows received on retained interests	77,377	66,270	241,864	236,480
Key assumptions:
Discount rate	8.53% - 11.95%	8.90% - 10.43%	8.15% - 11.95%	8.71% - 10.43%
Monthly payment rate	19.28% - 22.00%	21.91% - 24.07%	19.28% - 23.10%	21.91% - 25.00%
Loss rate	3.95% - 5.23%	3.70% - 4.57%	3.70% - 5.23%	3.70% - 4.90%
Interest yield, net of interest earned by noteholders	7.33% - 8.42%	7.60% - 8.03%	7.29% - 8.42%	7.60% - 9.95%

There were no purchases of delinquent accounts from the securitization trust during the three or nine months ended September 30, 2007 or 2006.
We used the following assumptions in measuring the fair value of retained interests in securitizations at September 30, 2007 and December 31, 2006. The assumptions listed represent weighted averages of assumptions used for each securitization. The monthly payment rate assumptions used at both September 30, 2007 and December 31, 2006 result in cash flow projections over a three-month weighted average life of existing receivables for the retained interest-only strip valuation.

	September 30,	December 31,
	2007	2006

Discount rate	10.51% - 11.95%	8.82% - 9.84%
Monthly payment rate	19.28% - 22.00%	21.29% - 23.10%
Loss rate	4.55% - 5.23%	3.70% - 4.07%
Interest yield, net of interest earned by noteholders	8.42%	7.30%

In addition to the assumptions identified above, management also considered qualitative factors when assessing the fair value of retained interests in securitizations such as the potential volatility of the current market for similar instruments and the impact of the current economic environment on the performance of the receivables sold.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations that were estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at September 30, 2007.

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased 200 basis points	$(3,968)
Discount rate increased 400 basis points	(7,784)
Monthly payment rate at 110% of base assumption	(1,749)
Monthly payment rate at 125% of base assumption	(3,369)
Loss rate at 110% of base assumption	(5,910)
Loss rate at 125% of base assumption	(14,774)
Interest yield, net of interest earned by noteholders, decreased 100 basis points	(12,988)
Interest yield, net of interest earned by noteholders, decreased 200 basis points	(25,976)

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

	September 30,	December 31,	September 30,
	2007	2006	2006

Owned business credit card receivables	$1,233,233	$1,133,132	$1,198,550
Securitized business credit card receivables	4,980,737	4,073,128	3,449,366

Total managed receivables	$6,213,970	$5,206,260	$4,647,916

Receivables 30 days or more delinquent:
Owned	$35,276	$26,053	$29,081
Securitized	160,375	108,159	96,240
Total managed	195,651	134,212	125,321
Receivables 90 days or more delinquent:
Owned	15,693	12,632	13,182
Securitized	71,951	52,279	43,911
Total managed	87,644	64,911	57,093
Nonaccrual receivables:
Owned	10,847	10,524	12,492
Securitized	51,831	45,160	42,520
Total managed	62,678	55,684	55,012
Accruing receivables past due 90 days or more:
Owned	13,838	11,302	11,870
Securitized	63,078	46,785	39,493
Total managed	76,916	58,087	51,363
Net principal charge-offs for the year-to-date period ended September 30 and December 31:
Owned	30,047	33,775	24,606
Securitized	124,601	116,227	83,127
Total managed	154,648	150,002	107,733
Net principal charge-offs for the three months ended September 30 and December 31:
Owned	10,708	9,169	9,002
Securitized	48,404	33,100	29,399
Total managed	59,112	42,269	38,401

Note 6) Selected Balance Sheet Information
Other assets consisted of the following:

	September 30,	December 31,
	2007	2006

Net deferred tax asset	$33,861	$39,166
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Investment in preferred securities trust	3,163	3,093
Other	94,929	91,200

Total other assets	$164,048	$165,554

Other liabilities consisted of the following:

	September 30,	December 31,
	2007	2006

Cash overdraft	$52,002	$41,188
Unrecognized tax benefits	38,641	0
Business rewards liability	29,536	25,467
Cash back rewards liability	8,734	7,366
Accounts payable and accrued expenses	25,346	31,628
Amounts due to the securitization trust	9,972	7,287
Current income taxes payable	6,002	21,473
Other	36,789	16,211

Total other liabilities	$207,022	$150,620

Note 7) Deposits
Deposit accounts consisted of the following:

	September 30,	December 31,
	2007	2006

Demand deposits	$6,392	$4,889
Money market savings	95,203	72,525
Time deposits of $100,000 or less	829,320	668,398
Time deposits of more than $100,000	755,652	619,326

Total deposits	$1,686,567	$1,365,138

Time deposit maturities were as follows at September 30, 2007:

Year Ended December 31,

2007	$258,872
2008	902,059
2009	327,848
2010	61,612
2011 and thereafter	34,581
Note 8) Commitments and Contingencies
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

Note 9) Capital Stock
Cash dividends per share of common stock declared were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Class A Common Stock	$0.1771	$0.1417	$0.4959	$0.3589
Class B Common Stock	0.2125	0.1700	0.5950	0.4307

In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split, in the form of a 50% stock dividend payable June 15, 2007, on both Class A and Class B Common Stock. In addition, the Board of Directors of Advanta Corp. approved a 25% increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividend paid in the second quarter of 2007. The Board of Directors of Advanta Corp. also authorized the repurchase of up to 1.5 million shares of Advanta Corp.’s Class B Common Stock. As of September 30, 2007, we had repurchased 1.1 million shares for $31.3 million in connection with this authorization.
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
In the nine months ended September 30, 2007, we retired 651 thousand treasury shares of Class A Common Stock and 6.3 million treasury shares of Class B Common Stock.
Note 10) Stock-Based Compensation
All nonvested shares and stock options outstanding in the reported periods were for Class B Common Stock.
Nonvested shares activity was as follows for the nine months ended September 30, 2007:

		Weighted
		Average Price
	Number of	at Date of
	Shares	Issuance

Outstanding at January 1	1,238	$20.88
Granted	89	29.84
Vested	(239)	24.22
Forfeited	(130)	22.68

Outstanding at September 30	958	$20.65

Nonvested shares that vested during the nine months ended September 30, 2007 had a total fair value of $7.5 million on the vesting date. Nonvested shares that vested during the same period of 2006 had a total fair value of $22.8 million on the vesting date.

Stock option activity was as follows for the nine months ended September 30, 2007:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life

Outstanding at January 1	7,419	$10.88
Granted	1,532	30.47
Exercised	(800)	10.25
Forfeited	(328)	24.79

Outstanding at September 30	7,823	$14.20	$107,895	5.2 years

Options exercisable at September 30	5,073	$7.78	$99,615	3.2 years

The aggregate intrinsic value of stock options exercised was $16.4 million in the nine months ended September 30, 2007 and $15.8 million in the same period of 2006. As of September 30, 2007, there was $13.1 million of total unrecognized compensation expense related to outstanding stock options and we expect to recognize the expense over a weighted average period of 2.3 years.
Compensation expense, net of forfeitures, and related tax effects recognized in connection with employee stock options and the weighted average fair value of options granted were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Compensation expense	$1,426	$1,045	$4,007	$2,747
Income tax benefit	550	402	1,546	1,057
Weighted average fair value of options granted	$4.71	$4.72	$6.54	$6.70

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Expected life (in years)	4.0	4.0	5.7	5.3
Expected volatility	29.26%	29.50%	33.50%	38.76%
Risk-free interest rate	4.28%	4.90%	4.57%	4.98%
Expected dividend yield	5.34%	4.43%	4.87%	4.26%
Range of expected dividend yield over expected life	3.13%-7.57%	2.89%-6.24%	2.79%-6.75%	2.73%-5.91%

Note 11) Segment Information
The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other(1)	Total

Three months ended September 30, 2007
Interest income	$39,106	$10,854	$49,960
Interest expense	13,484	12,122	25,606
Noninterest revenues	93,095	1,330	94,425
Pretax income (loss) from continuing operations	35,982	(68)	35,914

Three months ended September 30, 2006
Interest income	$38,639	$7,289	$45,928
Interest expense	11,743	7,906	19,649
Noninterest revenues	81,832	1,365	83,197
Pretax income from continuing operations	33,737	605	34,342

Nine months ended September 30, 2007
Interest income	$118,310	$27,563	$145,873
Interest expense	39,939	31,862	71,801
Noninterest revenues	268,158	5,938	274,096
Pretax income from continuing operations	106,617	1,218	107,835

Nine months ended September 30, 2006
Interest income	$105,899	$18,808	$124,707
Interest expense	32,167	20,916	53,083
Noninterest revenues	249,274	3,471	252,745
Pretax income from continuing operations	106,494	937	107,431

(1)	Other includes venture capital operations as well as investment and other activities not attributable to the Advanta Business Cards segment.
Note 12) Income Taxes
Income tax expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income tax expense attributable to:
Continuing operations	$13,863	$13,222	$41,624	$41,361
Discontinued operations	0	0	643	462

Total income tax expense	$13,863	$13,222	$42,267	$41,823

Income tax expense attributable to continuing operations consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Current:
Federal	$10,254	$(5,189)	$26,268	$12,341
State	2,001	1,611	4,348	4,552

Total current	12,255	(3,578)	30,616	16,893

Deferred:
Federal	1,574	16,824	10,935	24,580
State	34	(24)	73	(112)

Total deferred	1,608	16,800	11,008	24,468

Income tax expense attributable to continuing operations	$13,863	$13,222	$41,624	$41,361

The reconciliation of the statutory federal income tax to income tax expense attributable to continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Statutory federal income tax	$12,570	$12,020	$37,742	$37,601
State income taxes, net of federal income tax benefit	970	1,031	2,951	2,886
Compensation limitation	99	85	298	151
Nondeductible expenses	51	137	488	459
Other	173	(51)	145	264

Income tax expense	$13,863	$13,222	$41,624	$41,361

Our effective tax rate was 38.6% for the three and nine months ended September 30, 2007 as compared to 38.5% for the same periods of 2006.
We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	September 30,	December 31,
	2007	2006

Deferred tax assets	$60,948	$66,059
Deferred tax liabilities	(27,087)	(26,893)

Net deferred tax asset	$33,861	$39,166

The components of the net deferred tax asset were as follows:

	September 30,	December 31,
	2007	2006

Rewards programs	$13,395	$11,492
Deferred revenue	(13,074)	(10,435)
Federal tax benefit of state tax positions	10,811	4,004
Receivable losses	10,062	8,864
Deferred origination costs, net of deferred fees	(8,480)	(8,910)
Capital loss carryforwards	5,860	6,653
Incentive and deferred compensation	5,362	6,065
Alternative minimum tax credit carryforwards	3,112	17,249
Securitization income	(2,624)	(2,624)
Unrealized venture capital investment (gains) losses	(167)	1,352
Other	9,604	5,456

Net deferred tax asset	$33,861	$39,166

We adopted the provisions of FIN No. 48 effective January 1, 2007, and as a result, recorded a $6.1 million reduction to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007 was $35.5 million, of which $25.6 million, if recognized, would favorably affect our effective tax rate. The remaining $9.9 million represents the federal tax benefit of state tax items that was recognized as a deferred tax asset. The liability for unrecognized tax benefits is included in other liabilities on the consolidated balance sheet. At January 1, 2007, the liability for unrecognized tax benefits included $11.9 million accrued for the potential payment of interest and $7.2 million accrued for the potential payment of penalties. We classify interest and penalties related to unrecognized tax benefits as income tax expense.
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of January 1, 2007, we are subject to U.S. federal income tax examinations for the tax years 2005 and 2006, and, with few exceptions, subject to state income tax examinations for the tax years 1992 through 2006. The liability for unrecognized tax benefits at January 1, 2007 included approximately $2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the twelve months ending September 30, 2008. This amount represents a potential decrease in unrecognized tax benefits related to the resolution of state income tax audits that may conclude in that period.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of September 30, 2007, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
At September 30, 2007, we had $511 thousand of capital loss carryforwards that are scheduled to expire in 2009, $7.4 million that are scheduled to expire in 2010, and $8.8 million that are scheduled to expire in 2011. Alternative minimum tax credit carryforwards do not expire.

Note 13) Discontinued Operations
There was no gain or loss on discontinuance of our mortgage and leasing businesses in the three months ended September 30, 2007 or 2006. The components of the gain on discontinuance of our mortgage and leasing businesses for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended
	September 30, 2007		September 30, 2006
		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services

Pretax gain on discontinuance of mortgage and leasing businesses	$800	$865	$500	$700
Income tax expense	(309)	(334)	(193)	(269)

Gain on discontinuance of mortgage and leasing businesses, net of tax	$491	$531	$307	$431

The gain on discontinuance of the mortgage business in each of the reported periods represents a change in our estimates of the future costs of mortgage business-related contingent liabilities based on developments in litigation or disputes related to our former mortgage programs, insurance reimbursements related to past or future costs, or cash flows related to a former mortgage insurance product. The gain on discontinuance of the leasing business in each of the reported periods represents changes in estimated operating results of the leasing segment over the wind down period, including credit and residual realization performance, sales tax assessments or refunds, insurance reimbursements and operating expenses. We had no lease receivables outstanding in the nine months ended September 30, 2007.
Per share data was as follows for the nine months ended September 30:

	Advanta		Advanta Leasing
	Mortgage		Services
	2007	2006	2007	2006

Basic gain on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.01	$0.01	$0.01	$0.01
Class B	0.01	0.01	0.01	0.01
Combined	0.01	0.01	0.01	0.01
Diluted gain on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.01	$0.01	$0.01	$0.01
Class B	0.01	0.01	0.01	0.01
Combined	0.01	0.01	0.01	0.01

Note 14) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income from continuing operations	$22,051	$21,120	$66,211	$66,070
Less: Preferred A dividends	0	0	(141)	(141)

Income from continuing operations available to common stockholders	22,051	21,120	66,070	65,929
Gain on discontinuance of mortgage and leasing businesses, net of tax	0	0	1,022	738

Net income available to common stockholders	22,051	21,120	67,092	66,667
Less: Class A dividends declared	(2,358)	(1,879)	(6,634)	(4,833)
Less: Class B dividends declared	(6,124)	(4,759)	(17,232)	(11,900)

Undistributed net income	$13,569	$14,482	$43,226	$49,934

Basic income from continuing operations per common share
Class A	$0.51	$0.50	$1.52	$1.59
Class B	0.55	0.54	1.64	1.66
Combined(1)	0.54	0.53	1.60	1.64

Diluted income from continuing operations per common share
Class A	$0.48	$0.47	$1.45	$1.48
Class B	0.51	0.49	1.50	1.50
Combined(1)	0.50	0.49	1.49	1.50

Basic net income per common share
Class A	$0.51	$0.50	$1.55	$1.60
Class B	0.55	0.54	1.67	1.68
Combined(1)	0.54	0.53	1.63	1.66

Diluted net income per common share
Class A	$0.48	$0.47	$1.47	$1.50
Class B	0.51	0.49	1.53	1.52
Combined(1)	0.50	0.49	1.51	1.51

Basic weighted average common shares outstanding
Class A	13,343	13,293	13,331	13,281
Class B	27,800	26,831	27,858	26,969
Combined	41,143	40,124	41,189	40,250

Dilutive effect of
Options Class B	2,664	3,192	2,843	3,294
Nonvested shares Class B	298	228	390	484

Diluted weighted average common shares outstanding
Class A	13,343	13,293	13,331	13,281
Class B	30,762	30,251	31,091	30,747
Combined	44,105	43,544	44,422	44,028

Antidilutive shares
Options Class B	2,610	1,378	1,590	948
Nonvested shares Class B	3	0	1	0

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

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
OVERVIEW
Income from continuing operations includes the following business segment results:

	Three Months Ended		Nine Months Ended
($ in thousands, except per share data)	September 30,		September 30,
	2007	2006	2007	2006

Pretax income (loss):
Advanta Business Cards	$35,982	$33,737	$106,617	$106,494
Other	(68)	605	1,218	937

Total pretax income	35,914	34,342	107,835	107,431
Income tax expense	13,863	13,222	41,624	41,361

Income from continuing operations	$22,051	$21,120	$66,211	$66,070
Per combined common share, assuming dilution	$0.50	$0.49	$1.49	$1.50

Our Advanta Business Cards segment offers business purpose credit cards that are competitively priced and typically include promotional pricing and rewards. We design our product offerings to selectively attract and retain high credit quality customers and to respond to the competitive environment. Promotional pricing reduces the interest yield on new accounts during the initial promotional periods. We have experienced the benefits of high credit quality customers through favorable delinquency and credit loss rates and increases in transaction volume. The increases in Advanta Business Cards pretax income for the three and nine months ended September 30, 2007 as compared to the same periods of 2006 reflect growth in average owned and securitized receivables, higher transaction volume and decreases in operating expenses as a percentage of owned and securitized receivables, partially offset by lower interest yields. The rate of new customer and receivables growth and our competitive product offerings have increased the percentage of customers in the receivable portfolio with promotional or competitive pricing, and therefore reduced average interest yields in the three and nine months ended September 30, 2007 as compared to the same periods of 2006. Our average interest yield on business credit card receivables for the third quarter of 2007 was higher than the average interest yield for the second quarter of 2007. We expect our average interest yield to continue to increase in the fourth quarter of 2007 as introductory pricing periods expire on many of the accounts originated in prior periods and based on our expected levels of receivables growth and planned marketing strategies. Pretax income in the three months ended September 30, 2007 also reflects modestly higher credit loss rates as compared to the same period of 2006 due primarily to changes in the economic environment and seasoning of accounts within the receivable portfolio that were acquired in 2005 and 2006. Additional deterioration in the U.S. economy could further affect our credit loss rates and results of operations.
For the nine months ended September 30, 2007, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $1.0 million, or $0.02 per combined diluted common share. For the nine months ended September 30, 2006, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $738 thousand, or $0.02 per combined diluted common share. See “Discontinued Operations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
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

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2007	2006	2007	2006

Average owned receivables	$1,215,485	$1,114,122	$1,249,286	$1,014,566
Average securitized receivables	$4,889,381	$3,388,784	$4,543,999	$3,191,071
Customer transaction volume	$3,606,907	$3,094,702	$10,688,752	$8,860,117
New account originations	74,195	85,392	273,913	254,407
Average number of active accounts(1)	930,102	724,705	890,454	687,159
Ending number of accounts at September 30	1,294,273	1,037,161	1,294,273	1,037,161

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three and nine months ended September 30.

The fluctuations in the number of new account originations for the three and nine months ended September 30, 2007 as compared to the same periods of 2006 are due primarily to the size of account acquisition campaigns in each respective period. We expect managed business credit card receivables to grow between 20% and 25% in 2007, while the level of owned business credit card receivables at December 31, 2007 is expected to be near the level at December 31, 2006. See “Securitization Income” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of why management believes managed data is useful to investors. The following is a reconciliation of projected estimated owned business credit card receivables to managed business credit card receivables:

		Projected Estimate at December 31, 2007
			Percentage
	Actual at	Low End	Increase	High End	Percentage
($ in thousands)	December 31, 2006	of Range	(Decrease)	of Range	Increase

Owned receivables	$1,133,132	$1,125,000	(1.0%)	$1,171,000	3.0%
Securitized receivables	4,073,128	5,123,000	26.0%	5,337,000	31.0%

Managed receivables	$5,206,260	$6,248,000	20.0%	$6,508,000	25.0%

The components of pretax income for Advanta Business Cards are as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2007	2006	2007	2006

Net interest income on owned interest-earning assets	$25,622	$26,896	$78,371	$73,732
Noninterest revenues	93,095	81,832	268,158	249,274
Provision for credit losses	(14,724)	(9,202)	(36,613)	(28,681)
Operating expenses	(68,011)	(65,789)	(203,299)	(187,831)

Pretax income	$35,982	$33,737	$106,617	$106,494

Net interest income on owned interest-earning assets decreased $1.3 million for the three months ended September 30, 2007 as compared to the same period of 2006 and increased $4.6 million for the nine months ended September 30, 2007 as compared to the same period of 2006. The decrease in net interest income in the three month period is due primarily to the decrease in the average yield earned on our business credit card receivables as a result of the increase in the percentage of customers in the receivable portfolio with promotional or competitive pricing as compared to the same period of 2006, partially offset by an increase in average owned business credit card receivables. The increase in net interest income in the nine months ended September 30, 2007 as compared to the same period of 2006 reflects the same trend of lower average yield, but the impact was more than offset by the increase in average owned receivables. Net interest income in the nine months ended September 30, 2007 also includes the benefit of deposit insurance credit sale gains of $1.9 million. For segment reporting purposes, these gains are included in the allocation of interest expense to Advanta Business Cards. Average owned business credit card receivables increased $101 million for the three months ended September 30, 2007 and increased $235 million for the nine months ended September 30, 2007, both as compared to the same periods of 2006.
Noninterest revenues include securitization income, servicing revenues, interchange income and other revenues, and are reduced by rewards costs. Noninterest revenues increased $11.3 million for the three months ended September 30, 2007 and increased $18.9 million for the nine months ended September 30, 2007 each as compared to the same periods of 2006 due primarily to higher merchandise sales transaction volume that resulted in higher interchange income and increased volume of securitized receivables that resulted in higher servicing fees, partially offset by higher rewards costs and lower securitization income. Securitization income decreased for the three and nine months ended September 30, 2007 as compared to the same periods of 2006 due primarily to decreases in the average yields on securitized receivables, partially offset by growth in average securitized receivables. Securitization income for the three months ended September 30, 2007 also reflects a modest increase in credit loss rates on securitized receivables as compared to the same period of 2006. Noninterest revenues for the three and nine months ended September 30, 2007 also included a $2.9 million investment gain on MasterCard Incorporated shares. Noninterest revenues for the nine months ended September 30, 2006 included a $2.4 million investment gain on MasterCard Incorporated shares.
The increase in provision for credit losses for the three and nine months ended September 30, 2007 as compared to the same periods of 2006 was due primarily to the increase in average owned business credit card receivables. The increase in the three months ended September 30, 2007 as compared to the same period of 2006 also reflects an increase in the estimate of losses inherent in the portfolio based on delinquency and charge-off trends. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.
Operating expenses for the three and nine months ended September 30, 2007 increased as compared to the same periods of 2006 due primarily to costs related to growth in accounts and owned and securitized receivables, profitability initiatives and higher fraud losses, partially offset by lower marketing costs. The decreases in marketing costs in the three and nine months ended September 30, 2007 as compared to the same periods of 2006 were due primarily to incremental customer acquisition costs largely associated with new prospect lists incurred in the third quarter of 2006.
INTEREST INCOME AND EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006

Interest income	$49,960	$45,928	$145,873	$124,707
Interest expense	25,606	19,649	71,801	53,083

Total interest income increased $4.0 million for the three months ended September 30, 2007 as compared to the same period of 2006 and $21.2 million for the nine months ended September 30, 2007 as compared to the same period of 2006. The increases in total interest income were due primarily to increases in average balances of owned business credit card receivables and investments, partially offset by decreases in the average yields earned on our business credit card receivables. Yields on business credit card receivables decreased for the three and nine months ended September 30, 2007 as compared to the same periods of 2006 as a result of an increase in the percentage of customers in the receivable portfolio with promotional or competitive pricing as compared to the same periods of 2006. We expect the average yield earned on business credit card receivables to increase in the fourth quarter of 2007 as compared to yields in the three and nine months ended September 30, 2007 as introductory pricing periods expire on many of the accounts originated in prior periods and based on our expected levels of receivables growth and planned marketing strategies.
Total interest expense increased $6.0 million for the three months ended September 30, 2007 as compared to the same period of 2006 and increased $18.7 million for the nine months ended September 30, 2007 as compared to the same period of 2006. The increases in total interest expense were due primarily to increases in our average deposits outstanding and increases in the average cost of funds on deposits resulting from the interest rate environment. Average deposits increased $282 million for the three months ended September 30, 2007 as compared to the same period of 2006 and $266 million for the nine months ended September 30, 2007 as compared to the same period of 2006.
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
INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$1,215,485	$34,377	11.22%	$1,114,122	$33,968	12.10%
Other receivables	7,594	102	5.32	7,732	94	4.82

Total receivables	1,223,079	34,479	11.18	1,121,854	34,062	12.05
Investments(2)	814,185	10,755	5.18	543,148	7,198	5.19
Retained interests in securitizations	226,405	4,729	8.35	207,912	4,671	8.99

Total interest-earning assets(3)	2,263,669	$49,963	8.74%	1,872,914	$45,931	9.72%
Noninterest-earning assets	337,047			369,859

Total assets	$2,600,716			$2,242,773

Interest-bearing liabilities:
Deposits	$1,483,344	$19,223	5.14%	$1,201,061	$13,861	4.58%
Debt	224,771	4,064	7.17	213,312	3,483	6.48
Subordinated debt payable to preferred securities trust	103,093	2,317	8.99	103,093	2,289	8.88
Other borrowings	109	2	6.47	1,171	16	5.52

Total interest-bearing liabilities	1,811,317	$25,606	5.61%	1,518,637	$19,649	5.14%
Noninterest-bearing liabilities	192,455			190,079

Total liabilities	2,003,772			1,708,716

Stockholders’ equity	596,944			534,057

Total liabilities and stockholders’ equity	$2,600,716			$2,242,773

Net interest spread			3.13%			4.58%
Net interest margin			4.27%			5.57%

(1)	Interest income includes late fees for owned business credit card receivables of $2.3 million for both the three months ended September 30, 2007 and 2006.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

	Nine Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$1,249,286	$103,796	11.11%	$1,014,566	$92,847	12.24%
Other receivables	7,611	320	5.63	7,638	281	4.92

Total receivables	1,256,897	104,116	11.08	1,022,204	93,128	12.18
Investments(2)	692,406	27,249	5.20	514,692	18,536	4.75
Retained interests in securitizations	228,468	14,514	8.47	194,721	13,052	8.94

Total interest-earning assets(3)	2,177,771	$145,879	8.94%	1,731,617	$124,716	9.61%
Noninterest-earning assets	319,765			448,217

Total assets	$2,497,536			$2,179,834

Interest-bearing liabilities:
Deposits	$1,398,289	$53,121	5.08%	$1,132,588	$36,027	4.25%
Debt	226,024	11,724	6.94	215,469	10,160	6.30
Subordinated debt payable to preferred securities trust	103,093	6,951	8.99	103,093	6,868	8.88
Other borrowings	110	5	5.67	701	28	5.30

Total interest-bearing liabilities	1,727,516	$71,801	5.56%	1,451,851	$53,083	4.89%
Noninterest-bearing liabilities	183,593			197,413

Total liabilities	1,911,109			1,649,264

Stockholders’ equity	586,427			530,570

Total liabilities and stockholders’ equity	$2,497,536			$2,179,834

Net interest spread			3.38%			4.72%
Net interest margin			4.55%			5.53%

(1)	Interest income includes late fees for owned business credit card receivables of $7.1 million for the nine months ended September 30, 2007 and $6.2 million for the same period of 2006.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006

Provision for credit losses	$14,724	$9,202	$36,613	$28,631
Provision for interest and fee losses	2,894	2,350	7,921	6,551

Provision for credit losses and provision for interest and fee losses on a consolidated basis increased for the three and nine months ended September 30, 2007 as compared to the same periods of 2006. Increases in average owned business credit card receivables of $101 million for the three months ended September 30, 2007 as compared to the same period of 2006, and $235 million for the nine months ended September 30, 2007 as compared to the same period of 2006, resulted in increases in loss provisions. In addition, in the three months ended September 30, 2007 as compared to the same period of 2006, our estimate of losses inherent in the portfolio increased based on modest increases in delinquency and net principal charge-off rates, which reflect the current economic environment and seasoning of accounts within the receivable portfolio that were acquired in 2005 and 2006. The comparison of charge-off rates for the nine months ended September 30, 2007 as compared to the same period of 2006 is impacted by the change in bankruptcy law on October 17, 2005 that benefited charge-off rates in the first half of 2006 because it resulted in a surge in bankruptcy petition filings and charge-offs in 2005 that we otherwise would have expected to occur in later periods, including the first half of 2006.
The allowance for receivable losses on business credit card receivables was $56.6 million as of September 30, 2007, or 4.59% of owned receivables, which was higher as a percentage of owned receivables than the allowance of $49.7 million, or 4.39% of owned receivables, as of December 31, 2006. Owned business credit card receivables were $1.2 billion at September 30, 2007 and $1.1 billion at December 31, 2006. The increase in the allowance for receivable losses as a percentage of owned receivables reflects an increase in the estimate of losses inherent in the portfolio based on trends in delinquency rates as compared to December 31, 2006 and the current composition of the portfolio.
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

	September 30,	December 31,	September 30,
($ in thousands)	2007	2006	2006

Consolidated – Owned
Allowance for receivable losses	$57,846	$50,926	$49,952
Receivables 30 days or more delinquent	35,276	26,053	29,156
Receivables 90 days or more delinquent	15,693	12,632	13,182
Nonaccrual receivables	10,847	10,524	12,492
Accruing receivables past due 90 days or more	13,838	11,302	11,870
As a percentage of gross receivables:
Allowance for receivable losses	4.66%	4.46%	4.14%
Receivables 30 days or more delinquent	2.84	2.28	2.42
Receivables 90 days or more delinquent	1.27	1.11	1.09
Nonaccrual receivables	0.87	0.92	1.04
Accruing receivables past due 90 days or more	1.12	0.99	0.98
Net principal charge-offs for the year-to-date period ended September 30 and December 31	$30,048	$33,780	$24,610
Net principal charge-offs for the three months ended September 30 and December 31	10,708	9,170	9,002
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended September 30 and December 31	3.19%	3.17%	3.21%
Net principal charge-offs for the three months ended September 30 and December 31	3.50	3.05	3.21

Business Credit Cards – Owned
Allowance for receivable losses	$56,636	$49,715	$48,740
Receivables 30 days or more delinquent	35,276	26,053	29,081
Receivables 90 days or more delinquent	15,693	12,632	13,182
Nonaccrual receivables	10,847	10,524	12,492
Accruing receivables past due 90 days or more	13,838	11,302	11,870
As a percentage of gross receivables:
Allowance for receivable losses	4.59%	4.39%	4.07%
Receivables 30 days or more delinquent	2.86	2.30	2.43
Receivables 90 days or more delinquent	1.27	1.11	1.10
Nonaccrual receivables	0.88	0.93	1.04
Accruing receivables past due 90 days or more	1.12	1.00	0.99
Net principal charge-offs for the year-to-date period ended September 30 and December 31	$30,047	$33,775	$24,606
Net principal charge-offs for the three months ended September 30 and December 31	10,708	9,169	9,002
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the year-to-date period ended September 30 and December 31	3.21%	3.19%	3.23%
Net principal charge-offs for the three months ended September 30 and December 31	3.52	3.07	3.23

SECURITIZATION INCOME
We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Securitizations impacted the following line items on the consolidated income statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006

Securitization income	$22,388	$26,232	$68,665	$89,496
Interest income (discount accretion)	4,729	4,671	14,514	13,052
Interchange income	50,800	40,038	142,421	112,879
Servicing revenues	24,218	16,777	67,135	45,788

Total	$102,135	$87,718	$292,735	$261,215

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
Securitization income decreased $3.8 million for the three months ended September 30, 2007 as compared to the same period of 2006, and decreased $20.8 million for the nine months ended September 30, 2007 as compared to the same period of 2006. The decreases in securitization income were due primarily to decreases in average yields on securitized receivables, partially offset by growth in average securitized receivables. For the three months ended September 30, 2007 as compared to the same period of 2006, securitization income was also impacted by a modest increase in credit loss rates on securitized receivables, which reflect the current economic environment and seasoning of accounts within the securitized receivable portfolio that were acquired in 2005 and 2006. The trends and future expectations for yields on securitized receivables are similar to those described in the “Interest Income and Expense” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Securitization income includes an unfavorable valuation adjustment to the retained interest-only strip of $3.5 million for the nine months ended September 30, 2006. The change in bankruptcy law on October 17, 2005 benefited charge-off rates in the first half of 2006 because it resulted in a surge in bankruptcy petition filings and charge-offs in 2005 that we otherwise would have expected to occur in later periods, including the first half of 2006. As a result of lower yields, higher floating interest rates earned by noteholders, the impact of the timing of bankruptcy charge-offs and our expectations regarding future charge-off rates, our estimate of future cash flows over the three-month weighted average life of the existing securitized receivables decreased at September 30, 2006 as compared to the estimates at December 31, 2005, which resulted in the unfavorable valuation adjustment in 2006.
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
The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

Managed Financial Measures and Statistics
	Advanta				Advanta
	Business	GAAP	Securitization		Business Cards	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments		Managed	Ratio(1)

Three months ended September 30, 2007
Net interest income	$25,622	7.11%	$82,362		$107,984	7.08%
Provision for credit losses	14,724	4.08	48,404	(2)	63,128	4.14
Noninterest revenues	93,095	25.83	(33,958)		59,137	3.87
Average business credit card interest-earning assets	1,441,890		4,662,976		6,104,866
Three months ended September 30, 2006
Net interest income	$26,896	8.14%	$63,784		$90,680	8.06%
Provision for credit losses	9,202	2.78	29,399	(2)	38,601	3.43
Noninterest revenues	81,832	24.76	(34,385)		47,447	4.21
Average business credit card interest-earning assets	1,322,034		3,180,872		4,502,906
Nine months ended September 30, 2007
Net interest income	$78,371	7.07%	$225,557		$303,928	6.99%
Provision for credit losses	36,613	3.30	124,601	(2)	161,214	3.71
Noninterest revenues	268,158	24.20	(100,956)		167,202	3.85
Average business credit card interest-earning assets	1,477,754		4,315,531		5,793,285
Nine months ended September 30, 2006
Net interest income	$73,732	8.13%	$194,680		$268,412	8.51%
Provision for credit losses	28,681	3.16	86,627	(2)	115,308	3.66
Noninterest revenues	249,274	27.48	(108,053)		141,221	4.48
Average business credit card interest-earning assets	1,209,287		2,996,350		4,205,637

As of September 30, 2007
Ending business credit card receivables	$1,233,233		$4,980,737		$6,213,970
Receivables 30 days or more delinquent	35,276	2.86%	160,375		195,651	3.15%
Receivables 90 days or more delinquent	15,693	1.27	71,951		87,644	1.41
As of December 31, 2006
Ending business credit card receivables	$1,133,132		$4,073,128		$5,206,260
Receivables 30 days or more delinquent	26,053	2.30%	108,159		134,212	2.58%
Receivables 90 days or more delinquent	12,632	1.11	52,279		64,911	1.25
As of September 30, 2006
Ending business credit card receivables	$1,198,550		$3,449,366		$4,647,916
Receivables 30 days or more delinquent	29,081	2.43%	96,240		125,321	2.70%
Receivables 90 days or more delinquent	13,182	1.10	43,911		57,093	1.23

(1)	Ratios are as a percentage of average business credit card interest-earning assets except delinquency ratios which are as a percentage of ending business credit card receivables.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs. In addition, unfavorable valuation adjustments to retained interests in securitizations of $3.5 million in the nine months ended September 30, 2006 are included as increases to provision for credit losses.

SERVICING REVENUES
Advanta Business Cards recognized servicing revenue as follows:

($ in thousands)	2007	2006

Three months ended September 30	$24,218	$16,777
Nine months ended September 30	67,135	45,788

The increases in servicing revenues for the three and nine months ended September 30, 2007 as compared to the same periods of 2006 were due to increased volume of securitized business credit receivables.
OTHER REVENUES

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2007	2006	2007	2006

Interchange income	$62,771	$52,835	$180,135	$148,445
Cash back rewards	(16,867)	(12,244)	(45,613)	(32,609)
Business rewards	(6,658)	(5,394)	(18,597)	(15,442)
Investment securities gains, net	3,321	1,091	5,666	4,623
Balance transfer fees	1,812	1,639	5,803	4,972
Cash usage fees	973	732	3,126	2,409
Earnings on investment in Fleet Credit Card Services, L.P.	842	0	1,218	819
Other business credit card fees	1,236	912	3,588	2,517
Other, net	389	617	2,970	1,727

Total other revenues, net	$47,819	$40,188	$138,296	$117,461

Interchange income includes interchange fees on both owned and securitized business credit cards. The increases in interchange income for the three and nine months ended September 30, 2007 as compared to the same periods of 2006 were due primarily to higher merchandise sales transaction volume. The average interchange rate was 2.2% in each of the three-month and nine-month periods ended September 30, 2007 and 2006. We expect the average interchange rate to increase in the fourth quarter of 2007 due to an increase in certain interchange fees established by MasterCard Incorporated in October 2007.
The increases in cash back rewards and business rewards for the three and nine months ended September 30, 2007 as compared to the same periods of 2006 were due primarily to higher merchandise sales transaction volume and higher average number of business credit card accounts in the rewards programs. Both periods included changes in estimates of costs of future reward redemptions based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. Changes in estimates increased other revenues $500 thousand for each of the three months ended September 30, 2007 and 2006. Changes in estimates increased other revenues $2.0 million for the nine months ended September 30, 2007 as compared to an increase of $1.2 million for the nine months ended September 30, 2006.
Investment securities gains, net, include realized and unrealized gains and losses on venture capital investments reflecting the market conditions for those investments in each respective period, as well as realized gains and losses on the sale of other investments. We had a loss of $69 thousand on venture capital investments for the three months ended September 30, 2007 as compared to gains of $607 thousand for the same period of 2006. We had a net gain on venture capital investments of $1.2 million for the nine months ended September 30, 2007 as compared to gains of $938 thousand for the nine months ended September 30, 2006. The nine months ended September 30, 2006 included a $2.4 million realized gain on MasterCard Incorporated’s redemption of a portion of our shares related to their initial public offering. The three and nine months ended September 30, 2007 included a $2.9 million realized gain on the sale of 15% of our MasterCard Incorporated shares. In the fourth quarter of 2007, we will have the opportunity to convert additional MasterCard Incorporated Class B common shares into MasterCard Incorporated Class A common shares and to sell them. We also own Class USA common shares of Visa Inc. Our remaining MasterCard Incorporated Class B common shares and Visa Inc. Class USA common shares have zero cost basis and no book value.
We account for our investment in Fleet Credit Card Services, L.P. using the cost method and recognize dividend distributions from net accumulated earning as income. Our earnings from this investment were higher in the three months ended September 30, 2007 as compared to the same period of 2006 because the partnership did not distribute dividends in the three months ended September 30, 2006.
In 2007, our bank subsidiaries sold Federal Deposit Insurance Corporation deposit insurance assessment credits to third-party banks. Other revenues included gains of $1.9 million in the nine months ended September 30, 2007 related to these sales.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2007	2006	2007	2006

Salaries and employee benefits	$25,029	$23,869	$77,373	$71,172
Amortization of deferred origination costs, net	12,592	11,984	38,311	35,643
External processing	7,049	6,077	20,756	18,200
Professional fees	4,055	3,216	10,938	8,711
Marketing	3,806	7,895	11,116	15,652
Equipment	3,197	2,351	8,522	7,339
Occupancy	2,465	2,340	7,110	6,811
Fraud	2,251	734	5,936	2,317
Postage	1,521	1,148	4,446	3,481
Other	6,176	6,318	19,212	18,981

Total operating expenses	$68,141	$65,932	$203,720	$188,307

Salaries and employee benefits increased for the three and nine months ended September 30, 2007 as compared to the same periods of 2006 due primarily to personnel hired to support growth in accounts and owned and securitized receivables, increases in executive compensation and higher employee stock option expense, partially offset by lower incentive compensation expense.
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
Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. Amortization of deferred origination costs, net, increased for the nine months ended September 30, 2007 as compared to the same period of 2006 due primarily to an increase in the number of new account originations, partially offset by a decrease in our average acquisition cost per account.

External processing expense increased for the three and nine months ended September 30, 2007 as compared to the same periods of 2006 due primarily to an increase in the number of accounts, higher transaction volume and higher processing costs associated with the pilot of new outsourcing initiatives.
Professional fees increased for the three and nine months ended September 30, 2007 as compared to the same periods of 2006 due primarily to the use of external consultants for marketing and profitability initiatives. The increase in the three months ended September 30, 2007 as compared to the same period of 2006 also reflected consulting costs related to collections initiatives.
Marketing expenses decreased for the three and nine months ended September 30, 2007 as compared to the same periods of 2006 due primarily to incremental customer acquisition costs largely associated with new prospect lists which were incurred in the third quarter of 2006.
Fraud expense increased for the three and nine months ended September 30, 2007 as compared to the same periods of 2006 due to lower fraud recoveries associated with certain types of credit card fraud and growth in owned and securitized receivables.
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
INCOME TAXES
Income tax expense attributable to continuing operations was as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2007	2006	2007	2006

Income tax expense	$13,863	$13,222	$41,624	$41,361
Effective tax rate	38.6%	38.5%	38.6%	38.5%

In July 2006, the FASB issued FIN No. 48 that provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN No. 48 effective January 1, 2007, and as a result, recorded a $2.1 million reduction to the January 1, 2007 balance of retained earnings in the first quarter of 2007. In the third quarter of 2007, we determined that the FIN No. 48 adoption impact was understated by $4.0 million. Since the understatement was immaterial, the correction was reflected in the third quarter of 2007 as a reduction to the opening balance of retained earnings, which increased the adoption impact to $6.1 million. The adoption did not have a material impact on our effective tax rate for the three and nine months ended September 30, 2007.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer credit card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of September 30, 2007, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
DISCONTINUED OPERATIONS
There was no gain or loss on discontinuance of our mortgage business for the three months ended September 30, 2007 or 2006. For the nine months ended September 30, 2007, we recorded an $800 thousand pretax gain on discontinuance of our mortgage business representing a favorable change in estimate in an experience refund related to a former mortgage insurance product, partially offset by an increase in estimates of legal expenses on mortgage business-related contingent liabilities. For the nine months ended September 30, 2006, we recorded a $500 thousand pretax gain on discontinuance of our mortgage business representing changes in estimates of legal expenses and related insurance reimbursements and other favorable changes in estimate related to a former mortgage insurance product.
There was no gain or loss on discontinuance of our leasing business for the three months ended September 30, 2007 or 2006. We recorded a pretax gain on discontinuance of our leasing business of $865 thousand for the nine months ended September 30, 2007 and $700 thousand for the same period of 2006, both representing changes in estimated leasing operating results of the leasing segment over the wind down period. The largest components of the change in estimate in 2007 were favorable results relating to insurance reimbursements, sales tax assessments, credit recoveries and operating expenses. The largest components of the change in estimate in 2006 were favorable credit recoveries and equipment realization rates based on performance trends.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At September 30, 2007, off-balance sheet securitized receivables represented 65% of our funding. Our credit risk in the securitized receivables is limited to the amount of our retained interests in securitizations. We had securitized business credit card receivables of $5.0 billion at September 30, 2007 and $4.1 billion at December 31, 2006.

The following table summarizes securitization data including income and cash flows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006

Average securitized receivables	$4,889,381	$3,388,784	$4,543,999	$3,191,071
Securitization income	22,388	26,232	68,665	89,496
Discount accretion	4,729	4,671	14,514	13,052
Interchange income	50,800	40,038	142,421	112,879
Servicing revenues	24,218	16,777	67,135	45,788
Proceeds from new securitizations	113,033	121,591	869,373	1,191,855
Proceeds from collections reinvested in revolving-period securitizations	2,801,202	2,003,338	7,866,934	5,466,735
Cash flows received on retained interests	77,377	66,270	241,864	236,480

See “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of income related to securitizations. See Note 5 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006.
In the nine months ended September 30, 2007, we completed additional business credit card securitizations. The revolving periods for those AdvantaSeries securitizations extend to the following dates:

	Noteholder
	Principal	Coupon	Scheduled End of
($ in thousands)	Balance	Type	Revolving Period

AdvantaSeries:
2007-D1	$25,000	Floating	May 31, 2009
2007-A2	225,000	Fixed	July 31, 2009
2007-A4	200,000	Floating	August 31, 2009
2007-B2	100,000	Fixed	October 31, 2009
2007-B1	100,000	Floating	April 30, 2011
2007-A1	200,000	Floating	May 31, 2011
2007-A3	200,000	Floating	August 31, 2011

When a securitization is in its revolving period, principal collections on securitized receivables allocated to that securitization are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a securitization starts its accumulation period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables during an accumulation period of a securitization, we need to replace that amount of funding. Our $200 million AdvantaSeries 2006-A1 securitization ended its revolving period in September 2007 and noteholders are expected to be paid in November 2007. Our $150 million AdvantaSeries 2005-A4 securitization is scheduled to end its revolving period in December 2007 and noteholders are expected to be paid in February 2008.
We expect to replace the funding of the accumulating securitizations through additional securitizations. Based on current market conditions, we expect that notes issued in connection with new securitizations will have interest rate spreads to index rates less favorable to us than our securitizations in the nine months ended September 30, 2007. However, we expect a decrease in index rates based on the current market expectations for interest rates, which will offset the impact of higher interest rate spreads. The level of investment-grade notes outstanding at

September 30, 2007 issued as part of the AdvantaSeries de-linked securitization structure, and our ability to issue and hold additional AdvantaSeries non-investment grade notes, provides additional capacity for future securitization issuances in excess of our expected securitization funding needs through the first half of 2008. The de-linked structure provides flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions.
Our Series 1997-A securitization represents a $200 million committed commercial paper conduit facility available through June 2008 that provides off-balance sheet funding, of which $25 million was used at September 30, 2007. Our Series 2007-A securitization represents a $150 million committed commercial paper conduit facility available through January 2008 that provides off-balance sheet funding, of which $10 million was used at September 30, 2007. Upon the expiration of these facilities, management expects to obtain the appropriate level of replacement funding under similar conditions, but expects that interest rate spreads to index rates would be less favorable to us than those in our existing facilities based on current market conditions.
In August 2005, the FASB issued a revised exposure draft, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a QSPE to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In October 2007, the FASB reported that it expects to issue a revised exposure draft in the second quarter of 2008. Management will evaluate any potential impact of the final statement when it is available.

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

	September 30,	December 31,
	2007	2006

Estimated percentage increase (decrease) in net interest income on owned assets:
Assuming 200 basis point increase	16%	12%
Assuming 200 basis point decrease	(7)%	(6)%

Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase	(8)%	(8)%
Assuming 200 basis point decrease	18%	15%

Estimated percentage increase (decrease) in net interest income on managed assets:
Assuming 200 basis point increase	(3)%	(3)%
Assuming 200 basis point decrease	13%	10%

Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of the majority of our off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the customer pays their balance in full each month. Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario. Changes in the composition of our balance sheet, the interest rate environment, business credit card pricing terms and securitization funding strategies have also impacted the results of the net interest income sensitivity analyses as of September 30, 2007 as compared to the results as of December 31, 2006.
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

LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION
At September 30, 2007, we had a high level of liquidity including $60.0 million of cash and $793.0 million of federal funds sold. At September 30, 2007, we also had receivables held for sale and investments available for sale that could be sold to generate additional liquidity.
At September 30, 2007, we had $133.7 million of subordinated trust assets held at non-bank subsidiaries that were rated BB by Standard & Poor’s and Ba2 by Moody’s Investor Service that could be sold or borrowed against to generate additional liquidity. In July 2007, we established a master repurchase agreement using these subordinated trust assets as collateral to facilitate future borrowings. There were no borrowings in connection with this agreement as of September 30, 2007.
Investments available for sale at fair value totaled $218.2 million at September 30, 2007 and $197.5 million at December 31, 2006. The investment portfolio includes asset-backed securities with an amortized cost of $42.4 million and gross unrealized losses of $1.4 million at September 30, 2007 as compared to amortized cost of $46.2 million and gross unrealized losses of $100 thousand at December 31, 2006. The asset-backed securities represent a small portion of our overall liquidity position described above. Our asset-backed securities are primarily backed by subprime mortgage loans and home equity loans, and they are exclusively floating rate, AAA and AA rated securities as of September 30, 2007. The fair values of these securities declined in the third quarter of 2007 due to recent difficulties in the sub-prime mortgage industry that created turmoil in the capital markets. The decline in the fair values were not deemed to be other than temporary at September 30, 2007 based upon the length of time and extent to which the fair value has been less than cost, the underlying credit rating of the securities, and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity.
As shown on the statements of cash flows, our operating activities generated $237.7 million of cash in the nine months ended September 30, 2007 due primarily to excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables, partially offset by operating expenses, interest expense and costs of rewards programs. In addition, cash generated in the nine months ended September 30, 2007 was benefited by proceeds from receivables sold in the period in excess of the increase in receivables held for sale due to the timing of securitization transactions. For the nine months ended September 30, 2006, our operating activities used $93.9 million of cash due primarily to the increase in receivables held for sale in excess of proceeds from receivables sold in the period and due to the timing of securitization transactions. We expect to fund future growth and continuing operations with off-balance sheet securitizations, deposits, other borrowings, and sources of operating cash flow, including excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables.

Our access to unsecured, institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. However, we do have access to a diversity of funding sources. Our components of funding were as follows:

	September 30, 2007		December 31, 2006
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$4,836,888	65%	$3,932,732	63%
Deposits	1,686,567	23	1,365,138	22
Debt	223,406	3	227,126	4
Subordinated debt payable to preferred securities trust	103,093	1	103,093	2
Equity	591,819	8	567,161	9

Total	$7,441,773	100%	$6,195,250	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.
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
We increased our level of deposit funding in the third quarter of 2007 to generate additional liquidity in response to recent turmoil in the capital markets. In addition, we anticipate higher levels of assets resulting from securitizations in their accumulation periods in the fourth quarter of 2007.
We had $110.7 million of owned business credit card receivables at a nonbank subsidiary at September 30, 2007. In April 2007, we entered into a secured borrowing agreement using these business credit card receivables as collateral up to a maximum of $100 million. This borrowing agreement is committed through April 2008, and we intend to use borrowings from the agreement to fund receivables growth at nonbank subsidiaries. There were no borrowings in connection with this agreement as of September 30, 2007.
In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split, in the form of a 50% stock dividend payable June 15, 2007, on both Class A and Class B Common Stock. In addition, the Board of Directors of Advanta Corp. approved a 25% increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividend paid in the second quarter of 2007. We are funding the increase in cash dividends with sources of operating cash flows. The Board of Directors of Advanta Corp. also authorized the repurchase of up to 1.5 million shares of Advanta Corp.’s Class B Common Stock. As of September 30, 2007, we have repurchased 1.1 million shares for $31.3 million in connection with this authorization. We expect to complete repurchases in connection with this authorization in the fourth quarter of 2007 and to fund the remaining repurchases with existing liquidity.
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
We adopted the provisions of FIN No. 48 effective January 1, 2007, and as a result, recorded a $6.1 million reduction to the January 1, 2007 balance of retained earnings. The liability for unrecognized tax benefits as of January 1, 2007 was $35.5 million. We estimate that approximately $2 million of this liability may be payable in the twelve months ending September 30, 2008. We are unable to reasonably estimate the amount or timing of payments for the remainder of the liability. Other than the liability for unrecognized tax benefits, there have been no significant changes to the amounts that were disclosed in the contractual obligations table included in the “Liquidity, Capital Resources and Analysis of Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.
Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and primarily funds our business purpose credit cards. Advanta Bank Corp. paid $60 million of dividends to Advanta Corp. in the nine months ended September 30, 2007. At September 30, 2007, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 21.03% as compared to 21.37% at December 31, 2006. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well capitalized under the regulatory framework for prompt corrective action. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. Advanta National Bank paid a dividend of $39.1 million and return of capital of $28 million to Advanta Corp. in the three months ended March 31, 2007, after having received prior approval from the Office of the Comptroller of the Currency. In April 2007, we received approval for the conversion of Advanta National Bank from a national bank to a Delaware state chartered bank that is named Advanta Bank. The conversion to a Delaware state bank was effective May 3, 2007. This bank subsidiary’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.

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
Forward-looking statements are subject to various assumptions, risks and uncertainties which change over time, and speak only as of the date they are made. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “believe,” “will likely result,” “projected,” “may,” or other similar words or phrases. We undertake no obligation to update any forward-looking information except as required by law. However, any further disclosures made on related subjects in our subsequent reports filed with the SEC, including our Reports on Forms 10-K, 10-Q and 8-K, should be consulted. We caution readers that actual results may be materially different from those in the forward-looking information. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
(1)	factors affecting our net interest income on owned and securitized receivables, including fluctuations in the volume of receivables and the range and timing of pricing offers to customers;

(2)	competitive pressures, including product development and pricing, among financial institutions;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic and other environmental conditions, including the impact of the recent disruption in the capital markets, the deterioration of the U.S. economy and potential for further deterioration and disruption, that affect the level of new account originations, customer spending, delinquencies, charge-offs, and other results of operations;

(4)	factors affecting fluctuations in the number of accounts or receivable balances, including the retention of customers after promotional pricing periods have expired;

(5)	interest rate fluctuations;

(6)	the level of expenses;

(7)	the timing of the securitizations of our receivables;

(8)	the effects of government regulation, including restrictions and limitations imposed by banking laws, regulators, and examinations;

(9)	effect of, and changes in, tax laws, rates, regulations and policies;

(10)	effect of legal and regulatory developments, including changes in bankruptcy laws and regulations and the ultimate resolution of industry-related judicial proceedings relating to the legality of certain interchange rates;

(11)	relationships with customers, significant vendors and business partners;

(12)	difficulties or delays in the development, acquisition, production, testing and marketing of products or services, including the ability and cost to obtain intellectual property rights or a failure to implement new products or services when anticipated;

(13)	the amount and cost of financing available to us;

(14)	the ratings on the debt of Advanta Corp. and its subsidiaries;

(15)	the effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles;

(16)	the impact of litigation, including judgments, settlements and actual or anticipated insurance recoveries for costs or judgments;

(17)	the proper design and operation of our disclosure controls and procedures; and

(18)	the ability to attract and retain key personnel.
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
An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in class action lawsuits, other litigation, claims and legal proceedings arising in the ordinary course of business or discontinued operations. See Note 8 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report which is incorporated herein by reference. For a discussion of previously reported legal proceedings, see Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	The table below provides information with respect to all purchases of equity securities by us during the period from July 1, 2007 through September 30, 2007. Shares are in thousands.
ISSUER PURCHASES OF EQUITY SECURITIES

					(d)Maximum
				(c)Total	Number (or
				Number of	Approximate
				Shares	Dollar Value
				Purchased as	of Shares)
				Part of	That May Yet
	(a)Total			Publicly	Be Purchased
	Number of	(b)Average		Announced	Under the
	Shares	Price Paid		Plans or	Plans or
Period	Purchased	per Share		Programs (A)	Programs (A)

Class A:
7/1/07-7/31/07	0.0	N/A	*	0.0	0.0
8/1/07-8/31/07	0.0	N/A	*	0.0	0.0
9/1/07-9/30/07	0.0	N/A	*	0.0	0.0

Subtotal Class A	0.0	N/A	*	0.0	0.0

Class B:
7/1/07-7/31/07	0.0	N/A	*	0.0	1,093.6
8/1/07-8/31/07	482.8	$25.93		482.8	610.8
9/1/07-9/30/07	219.3	25.96		219.3	391.5

Subtotal Class B	702.1	$25.94		702.1	391.5

Total	702.1	$25.94		702.1	391.5

(A)	In April 2007, the Board of Directors of Advanta Corp. authorized the repurchase of up to 1.5 million shares of Advanta Corp.’s Class B Common Stock.

*	N/A – Not Applicable

ITEM 6. EXHIBITS
Exhibits – The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanta Corp. (Registrant)

By	/s/ Philip M. Browne
Senior Vice President and
Chief Financial Officer
November 8, 2007

By	/s/ David B. Weinstock

Vice President and
Chief Accounting Officer
November 8, 2007

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