Form 10-Q/A
period 2007-09-30
ADVANTA CORP
filed 2008-02-14
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

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
Yes ☐ No ☐
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A	Outstanding at February 11, 2008
Common Stock, $.01 par value	14,410,133 shares
Class B	Outstanding at February 11, 2008
Common Stock, $.01 par value	28,722,013 shares

Explanatory Note
This Amendment No. 1 on Form 10-Q/A is being filed to amend Advanta Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, which was originally filed with the United States Securities and Exchange Commission on November 8, 2007. As previously disclosed in our Current Report on Form 8-K filed with the United States Securities and Exchange Commission on December 10, 2007, the purpose of this amendment is to reflect the restatement of Advanta Corp.’s previously filed unaudited consolidated financial statements, notes thereto and related financial information for Visa Inc.’s settlement of an antitrust lawsuit with American Express on November 7, 2007. As a result, we have restated our earnings for the three and nine months ended September 30, 2007 to reflect a $4.2 million expense that is associated with our contingent obligation related to the Visa Inc. settlement. See Note 15 to the consolidated financial statements for further discussion of the impact of the restatement.
This Form 10-Q/A amends and restates the November 8, 2007 filing only to reflect the effects of the restatement discussed above and does not reflect other events occurring after the date of the original filing. This Form 10-Q/A also includes currently dated certifications of our Chief Executive Officer and Chief Financial Officer on Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share amounts)	2007	2006

ASSETS
Cash	$59,966	$35,055
Federal funds sold	793,024	547,631
Restricted interest-bearing deposits	368	1,211
Investments available for sale	218,182	197,477
Receivables, net:
Held for sale	502,435	568,456
Other	704,191	546,553

Total receivables, net	1,206,626	1,115,009
Accounts receivable from securitizations	352,368	334,486
Premises and equipment, net	17,325	16,715
Other assets	165,663	165,554

Total assets	$2,813,522	$2,413,138

LIABILITIES
Deposits	$1,686,567	$1,365,138
Debt	223,406	227,126
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	211,206	150,620

Total liabilities	2,224,272	1,845,977

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding – 1,010 shares in 2007 and 2006	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 14,410,133 shares in 2007 and 15,061,525 in 2006	144	151
Class B non-voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 29,468,254 shares in 2007 and 35,138,413 shares in 2006	295	351
Additional paid-in capital	235,243	308,051
Unearned ESOP shares	(8,890)	(9,204)
Accumulated other comprehensive loss	(1,101)	(288)
Retained earnings	394,367	359,813
Treasury stock at cost, 651,232 Class A common shares in 2006; 1,172,136 Class B common shares in 2007 and 6,436,183 Class B common shares in 2006	(31,818)	(92,723)

Total stockholders’ equity	589,250	567,161

Total liabilities and stockholders’ equity	$2,813,522	$2,413,138

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2007	2006	2007	2006

Interest income:
Receivables	$34,479	$34,062	$104,116	$93,128
Investments	10,752	7,195	27,243	18,527
Other interest income	4,729	4,671	14,514	13,052

Total interest income	49,960	45,928	145,873	124,707
Interest expense:
Deposits	19,223	13,861	53,121	36,027
Debt and other borrowings	4,066	3,499	11,729	10,188
Subordinated debt payable to preferred securities trust	2,317	2,289	6,951	6,868

Total interest expense	25,606	19,649	71,801	53,083

Net interest income	24,354	26,279	74,072	71,624
Provision for credit losses	14,724	9,202	36,613	28,631

Net interest income after provision for credit losses	9,630	17,077	37,459	42,993
Noninterest revenues:
Securitization income	22,388	26,232	68,665	89,496
Servicing revenues	24,218	16,777	67,135	45,788
Other revenues, net	47,819	40,188	138,296	117,461

Total noninterest revenues	94,425	83,197	274,096	252,745
Operating expenses	72,325	65,932	207,904	188,307

Income before income taxes	31,730	34,342	103,651	107,431
Income tax expense	12,248	13,222	40,009	41,361

Income from continuing operations	19,482	21,120	63,642	66,070
Gain on discontinuance of mortgage and leasing businesses, net of tax	0	0	1,022	738

Net income	$19,482	$21,120	$64,664	$66,808

Basic income from continuing operations per common share
Class A	$0.44	$0.50	$1.46	$1.59
Class B	0.49	0.54	1.58	1.66
Combined	0.47	0.53	1.54	1.64

Diluted income from continuing operations per common share
Class A	$0.43	$0.47	$1.39	$1.48
Class B	0.45	0.49	1.45	1.50
Combined	0.44	0.49	1.43	1.50

Basic net income per common share
Class A	$0.44	$0.50	$1.48	$1.60
Class B	0.49	0.54	1.61	1.68
Combined	0.47	0.53	1.57	1.66

Diluted net income per common share
Class A	$0.43	$0.47	$1.41	$1.50
Class B	0.45	0.49	1.47	1.52
Combined	0.44	0.49	1.45	1.51

Basic weighted average common shares outstanding
Class A	13,343	13,293	13,331	13,281
Class B	27,800	26,831	27,858	26,969
Combined	41,143	40,124	41,189	40,250

Diluted weighted average common shares outstanding
Class A	13,343	13,293	13,331	13,281
Class B	30,762	30,251	31,091	30,747
Combined	44,105	43,544	44,422	44,028

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A	Class A	Class B	Additional
	Comprehensive	Preferred	Common	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Stock	Stock	Capital

Balance at December 31, 2005		$1,010	$151	$329	$276,070

Net income	$84,986
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($210)	390

Comprehensive income	$85,376

Preferred and common cash dividends declared
Exercise of stock options				13	10,495
Stock-based employee compensation expense					3,842
Stock-based nonemployee compensation expense					238
Excess tax benefits from stock-based compensation					12,149
Issuance of nonvested shares				11	(11)
Amortization of nonvested shares					5,953
Forfeitures of nonvested shares				(2)	(358)
Reclassification of nonvested shares					(1,148)
Treasury stock acquired
ESOP shares committed to be released					821

Balance at December 31, 2006		$1,010	$151	$351	$308,051

Effect of applying the provisions of FIN No. 48 (See Note 2)
Net income	$64,664
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $438	(813)

Comprehensive income	$63,851

Preferred and common cash dividends declared
Exercise of stock options				7	6,549
Stock-based employee compensation expense					4,007
Stock-based nonemployee compensation expense					54
Excess tax benefits from stock-based compensation					5,620
Issuance of nonvested shares				1	(1)
Amortization of nonvested shares					3,279
Forfeitures of nonvested shares				(1)	(43)
Stock option exchange program stock distribution
Treasury stock acquired
Treasury stock retired			(7)	(63)	(93,101)
ESOP shares committed to be released					828

Balance at September 30, 2007		$1,010	$144	$295	$235,243

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) – continued

	Unearned	Accumulated
	ESOP Shares	Other			Total
	& Nonvested	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2005	$(10,770)	$(678)	$298,472	$(49,147)	$515,437

Net income			84,986		84,986
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($210)		390			390
Comprehensive income
Preferred and common cash dividends declared			(23,645)		(23,645)
Exercise of stock options					10,508
Stock-based employee compensation expense					3,842
Stock-based nonemployee compensation expense					238
Excess tax benefits from stock-based compensation					12,149
Issuance of nonvested shares					0
Amortization of nonvested shares					5,953
Forfeitures of nonvested shares					(360)
Reclassification of nonvested shares	1,148				0
Treasury stock acquired				(43,576)	(43,576)
ESOP shares committed to be released	418				1,239

Balance at December 31, 2006	$(9,204)	$(288)	$359,813	$(92,723)	$567,161

Effect of applying the provisions of FIN No. 48 (See Note 2)			(6,103)		(6,103)
Net income			64,664		64,664
Other comprehensive income:
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $438		(813)			(813)
Comprehensive income
Preferred and common cash dividends declared			(24,007)		(24,007)
Exercise of stock options					6,556
Stock-based employee compensation expense					4,007
Stock-based nonemployee compensation expense					54
Excess tax benefits from stock-based compensation					5,620
Issuance of nonvested shares					0
Amortization of nonvested shares					3,279
Forfeitures of nonvested shares					(44)
Stock option exchange program stock distribution				388	388
Treasury stock acquired				(32,654)	(32,654)
Treasury stock retired				93,171	0
ESOP shares committed to be released	314				1,142

Balance at September 30, 2007	$(8,890)	$(1,101)	$394,367	$(31,818)	$589,250

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
($ in thousands)	September 30,
	2007	2006

OPERATING ACTIVITIES – CONTINUING OPERATIONS
Net income	$64,664	$66,808
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on discontinuance of mortgage and leasing businesses, net of tax	(1,022)	(738)
Investment securities gains, net	(5,666)	(4,623)
Depreciation and amortization	4,526	4,443
Stock-based compensation expense	7,296	7,131
Provision for credit losses	36,613	28,631
Provision for interest and fee losses	7,921	6,551
Change in deferred origination costs, net of deferred fees	1,179	(3,405)
Change in receivables held for sale	(803,352)	(1,436,404)
Proceeds from sale of receivables held for sale	869,373	1,191,855
Change in accounts receivable from securitizations	(17,882)	(40,631)
Excess tax benefits from stock-based compensation	(5,620)	(10,161)
Change in other assets and other liabilities	79,643	96,654

Net cash provided by (used in) operating activities	237,673	(93,889)

INVESTING ACTIVITIES – CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	(244,550)	23,210
Purchase of investments available for sale	(831,179)	(497,787)
Proceeds from sales of investments available for sale	721,743	492,335
Proceeds from sale of other investments	0	2,440
Proceeds from maturing investments available for sale	90,277	67,839
Change in receivables not held for sale	(203,351)	(105,045)
Purchases of premises and equipment, net	(5,125)	(2,634)

Net cash used in investing activities	(472,185)	(19,642)

FINANCING ACTIVITIES – CONTINUING OPERATIONS
Change in demand and savings deposits	24,181	41,644
Proceeds from issuance of time deposits	662,889	495,428
Payments for maturing time deposits	(392,600)	(405,231)
Proceeds from issuance of debt	21,148	20,971
Payments on redemption of debt	(26,224)	(32,612)
Change in cash overdraft and other borrowings	10,814	83,125
Proceeds from exercise of stock options	6,556	8,286
Cash dividends paid	(24,007)	(16,874)
Excess tax benefits from stock-based compensation	5,620	10,161
Treasury stock acquired	(32,654)	(43,576)

Net cash provided by financing activities	255,723	161,322

DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	3,700	2,951

Net increase in cash	24,911	50,742
Cash at beginning of period	35,055	34,109

Cash at end of period	$59,966	$84,851

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

	September 30,	December 31,	September 30,
	2007	2006	2006

Owned business credit card receivables	$1,233,233	$1,133,132	$1,198,550
Securitized business credit card receivables	4,980,737	4,073,128	3,449,366

Total managed receivables	$6,213,970	$5,206,260	$4,647,916

Receivables 30 days or more delinquent:
Owned	$35,276	$26,053	$29,081
Securitized	160,375	108,159	96,240
Total managed	195,651	134,212	125,321
Receivables 90 days or more delinquent:
Owned	15,693	12,632	13,182
Securitized	71,951	52,279	43,911
Total managed	87,644	64,911	57,093
Nonaccrual receivables:
Owned	10,847	10,524	12,492
Securitized	51,831	45,160	42,520
Total managed	62,678	55,684	55,012
Accruing receivables past due 90 days or more:
Owned	13,838	11,302	11,870
Securitized	63,078	46,785	39,493
Total managed	76,916	58,087	51,363
Net principal charge-offs for the year-to-date period ended September 30 and December 31:
Owned	30,047	33,775	24,606
Securitized	124,601	116,227	83,127
Total managed	154,648	150,002	107,733
Net principal charge-offs for the three months ended September 30 and December 31:
Owned	10,708	9,169	9,002
Securitized	48,404	33,100	29,399
Total managed	59,112	42,269	38,401

Note 6) Selected Balance Sheet Information
Other assets consisted of the following:

	September 30,	December 31,
	2007	2006

Net deferred tax asset	$35,476	$39,166
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Investment in preferred securities trust	3,163	3,093
Other	94,929	91,200

Total other assets	$165,663	$165,554

Other liabilities consisted of the following:

	September 30,	December 31,
	2007	2006

Cash overdraft	$52,002	$41,188
Unrecognized tax benefits	38,641	0
Business rewards liability	29,536	25,467
Cash back rewards liability	8,734	7,366
Accounts payable and accrued expenses	25,346	31,628
Amounts due to the securitization trust	9,972	7,287
Current income taxes payable	6,002	21,473
Other	40,973	16,211

Total other liabilities	$211,206	$150,620

Note 7) Deposits
Deposit accounts consisted of the following:

	September 30,	December 31,
	2007	2006

Demand deposits	$6,392	$4,889
Money market savings	95,203	72,525
Time deposits of $100,000 or less	829,320	668,398
Time deposits of more than $100,000	755,652	619,326

Total deposits	$1,686,567	$1,365,138

Time deposit maturities were as follows at September 30, 2007:

Year Ended December 31,

2007	$258,872
2008	902,059
2009	327,848
2010	61,612
2011 and thereafter	34,581
Note 8) Commitments and Contingencies
We recorded a $4.2 million reserve effective September 30, 2007 related to a litigation settlement between Visa Inc. and American Express. See further discussion of Visa Inc.’s settlement of the American Express litigation and contingencies related to Advanta Corp’s membership in Visa U.S.A. Inc. in Note 15.
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

Note 11) Segment Information
The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other(1)	Total

Three months ended September 30, 2007
Interest income	$39,106	$10,854	$49,960
Interest expense	13,484	12,122	25,606
Noninterest revenues	93,095	1,330	94,425
Pretax income (loss) from continuing operations	35,982	(4,252)	31,730

Three months ended September 30, 2006
Interest income	$38,639	$7,289	$45,928
Interest expense	11,743	7,906	19,649
Noninterest revenues	81,832	1,365	83,197
Pretax income from continuing operations	33,737	605	34,342

Nine months ended September 30, 2007
Interest income	$118,310	$27,563	$145,873
Interest expense	39,939	31,862	71,801
Noninterest revenues	268,158	5,938	274,096
Pretax income (loss) from continuing operations	106,617	(2,966)	103,651

Nine months ended September 30, 2006
Interest income	$105,899	$18,808	$124,707
Interest expense	32,167	20,916	53,083
Noninterest revenues	249,274	3,471	252,745
Pretax income from continuing operations	106,494	937	107,431

(1)	Other includes venture capital operations as well as investment and other activities not attributable to the Advanta Business Cards segment.
Note 12) Income Taxes
Income tax expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income tax expense attributable to:
Continuing operations	$12,248	$13,222	$40,009	$41,361
Discontinued operations	0	0	643	462

Total income tax expense	$12,248	$13,222	$40,652	$41,823

Income tax expense attributable to continuing operations consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Current:
Federal	$10,254	$(5,189)	$26,268	$12,341
State	2,001	1,611	4,348	4,552

Total current	12,255	(3,578)	30,616	16,893

Deferred:
Federal	(41)	16,824	9,320	24,580
State	34	(24)	73	(112)

Total deferred	(7)	16,800	9,393	24,468

Income tax expense attributable to continuing operations	$12,248	$13,222	$40,009	$41,361

The reconciliation of the statutory federal income tax to income tax expense attributable to continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Statutory federal income tax	$11,106	$12,020	$36,278	$37,601
State income taxes, net of federal income tax benefit	853	1,031	2,834	2,886
Compensation limitation	99	85	298	151
Nondeductible expenses	51	137	488	459
Other	139	(51)	111	264

Income tax expense	$12,248	$13,222	$40,009	$41,361

Our effective tax rate was 38.6% for the three and nine months ended September 30, 2007 as compared to 38.5% for the same periods of 2006.
We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	September 30,	December 31,
	2007	2006

Deferred tax assets	$62,563	$66,059
Deferred tax liabilities	(27,087)	(26,893)

Net deferred tax asset	$35,476	$39,166

The components of the net deferred tax asset were as follows:

	September 30,	December 31,
	2007	2006

Rewards programs	$13,395	$11,492
Deferred revenue	(13,074)	(10,435)
Federal tax benefit of state tax positions	10,811	4,004
Receivable losses	10,062	8,864
Deferred origination costs, net of deferred fees	(8,480)	(8,910)
Capital loss carryforwards	5,860	6,653
Incentive and deferred compensation	5,362	6,065
Alternative minimum tax credit carryforwards	3,112	17,249
Securitization income	(2,624)	(2,624)
Unrealized venture capital investment (gains) losses	(167)	1,352
Other	11,219	5,456

Net deferred tax asset	$35,476	$39,166

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
Per share data was as follows for the nine months ended September 30:

	Advanta		Advanta Leasing
	Mortgage		Services
	2007	2006	2007	2006

Basic gain on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.01	$0.01	$0.01	$0.01
Class B	0.01	0.01	0.01	0.01
Combined	0.01	0.01	0.01	0.01
Diluted gain on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.01	$0.01	$0.01	$0.01
Class B	0.01	0.01	0.01	0.01
Combined	0.01	0.01	0.01	0.01

Note 14) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income from continuing operations	$19,482	$21,120	$63,642	$66,070
Less: Preferred A dividends	0	0	(141)	(141)

Income from continuing operations available to common stockholders	19,482	21,120	63,501	65,929
Gain on discontinuance of mortgage and leasing businesses, net of tax	0	0	1,022	738

Net income available to common stockholders	19,482	21,120	64,523	66,667
Less: Class A dividends declared	(2,358)	(1,879)	(6,634)	(4,833)
Less: Class B dividends declared	(6,124)	(4,759)	(17,232)	(11,900)

Undistributed net income	$11,000	$14,482	$40,657	$49,934

Basic income from continuing operations per common share
Class A	$0.44	$0.50	$1.46	$1.59
Class B	0.49	0.54	1.58	1.66
Combined(1)	0.47	0.53	1.54	1.64

Diluted income from continuing operations per common share
Class A	$0.43	$0.47	$1.39	$1.48
Class B	0.45	0.49	1.45	1.50
Combined(1)	0.44	0.49	1.43	1.50

Basic net income per common share
Class A	$0.44	$0.50	$1.48	$1.60
Class B	0.49	0.54	1.61	1.68
Combined(1)	0.47	0.53	1.57	1.66

Diluted net income per common share
Class A	$0.43	$0.47	$1.41	$1.50
Class B	0.45	0.49	1.47	1.52
Combined(1)	0.44	0.49	1.45	1.51

Basic weighted average common shares outstanding
Class A	13,343	13,293	13,331	13,281
Class B	27,800	26,831	27,858	26,969
Combined	41,143	40,124	41,189	40,250

Dilutive effect of
Options Class B	2,664	3,192	2,843	3,294
Nonvested shares Class B	298	228	390	484

Diluted weighted average common shares outstanding
Class A	13,343	13,293	13,331	13,281
Class B	30,762	30,251	31,091	30,747
Combined	44,105	43,544	44,422	44,028

Antidilutive shares
Options Class B	2,610	1,378	1,590	948
Nonvested shares Class B	3	0	1	0

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

Note 15) Subsequent Event
Advanta Corp. has a membership interest in Visa U.S.A. Inc. (“Visa USA”) related primarily to our former consumer credit card business, which we exited in 1998. On October 3, 2007, Visa Inc. (“Visa”) announced that it had completed restructuring transactions in preparation for its initial public offering (“IPO”) expected to occur in 2008. As part of this restructuring, Advanta Corp. received its proportionate number of Class USA shares of Visa common stock (“Visa Class USA Shares”) based on our cumulative transaction volume, which related primarily to our former consumer credit card business.
On November 7, 2007, Visa reached a settlement with American Express related to an antitrust lawsuit (the “Am Ex Litigation”). Visa’s settlement of the Am Ex Litigation was subject to the requisite approval of certain specified members of Visa USA. On November 9, 2007, the settlement became effective upon Visa’s receipt of the requisite approval of the specified Visa USA members. If the IPO is consummated, Visa is expected to set aside a portion of the proceeds from its IPO in an escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters including the Am Ex Litigation (the “Litigation Escrow”). Advanta Corp. and its subsidiaries were not named as defendants in the Am Ex Litigation or the other specified litigation matters. However, if Visa’s IPO is not consummated or the Litigation Escrow is not sufficient to satisfy the settlement of the Am Ex Litigation and the other specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. As a result, we have restated our earnings for the three and nine months ended September 30, 2007 to reflect a $4.2 million reserve effective September 30, 2007 that is associated with our contingent obligation to Visa USA related to Visa’s settlement of the Am Ex Litigation. While the estimation of any potential losses related to Visa’s other specified litigation matters is highly judgmental, we expect to record an additional $7.8 million liability in the fourth quarter of 2007 for the estimated fair value of our contingent indemnification obligation with respect to the other specified Visa litigation matters. We anticipate that Visa’s settlement of the Am Ex Litigation and other specified litigation matters will be satisfied with the Litigation Escrow, at which time we will be able to reduce the liability we established by our proportionate share of the amounts funded in the Litigation Escrow. We also anticipate that a portion of our Visa Class USA Shares will be redeemed by Visa in connection with the IPO and we will record a gain equal to any cash proceeds received for our shares.
The following tables summarize the impact of the restatement on the affected line items on the consolidated financial statements. For segment reporting purposes, the expense was reflected in “Other” rather than the Advanta Business Card segment since our membership interest in Visa USA relates primarily to transaction volume from our former consumer credit card business.

	As Previously		As
	Reported	Adjustment	Restated

As of September 30, 2007
Other assets	$164,048	$1,615	$165,663
Total assets	2,811,907	1,615	2,813,522
Other liabilities	207,022	4,184	211,206
Total liabilities	2,220,088	4,184	2,224,272
Retained earnings	396,936	(2,569)	394,367
Total stockholders’ equity	591,819	(2,569)	589,250
Total liabilities and stockholders’ equity	2,811,907	1,615	2,813,522

	As Previously		As
	Reported	Adjustment	Restated

For the three months ended September 30, 2007
Operating expenses	$68,141	$4,184	$72,325
Income before income taxes	35,914	(4,184)	31,730
Income tax expense	13,863	(1,615)	12,248
Income from continuing operations	22,051	(2,569)	19,482
Net income	22,051	(2,569)	19,482
Basic income from continuing operations per common share
Class A	$0.51	$(0.07)	$0.44
Class B	0.55	(0.06)	0.49
Combined	0.54	(0.07)	0.47
Diluted income from continuing operations per common share
Class A	$0.48	$(0.05)	$0.43
Class B	0.51	(0.06)	0.45
Combined	0.50	(0.06)	0.44
Basic net income per common share
Class A	$0.51	$(0.07)	$0.44
Class B	0.55	(0.06)	0.49
Combined	0.54	(0.07)	0.47
Diluted net income per common share
Class A	$0.48	$(0.05)	$0.43
Class B	0.51	(0.06)	0.45
Combined	0.50	(0.06)	0.44

For the nine months ended September 30, 2007
Operating expenses	$203,720	$4,184	$207,904
Income before income taxes	107,835	(4,184)	103,651
Income tax expense	41,624	(1,615)	40,009
Income from continuing operations	66,211	(2,569)	63,642
Net income	67,233	(2,569)	64,664
Comprehensive income	66,420	(2,569)	63,851
Basic income from continuing operations per common share
Class A	$1.52	$(0.06)	$1.46
Class B	1.64	(0.06)	1.58
Combined	1.60	(0.06)	1.54
Diluted income from continuing operations per common share
Class A	$1.45	$(0.06)	$1.39
Class B	1.50	(0.05)	1.45
Combined	1.49	(0.06)	1.43
Basic net income per common share
Class A	$1.55	$(0.07)	$1.48
Class B	1.67	(0.06)	1.61
Combined	1.63	(0.06)	1.57
Diluted net income per common share
Class A	$1.47	$(0.06)	$1.41
Class B	1.53	(0.06)	1.47
Combined	1.51	(0.06)	1.45
Change in other assets and other liabilities	$77,074	$2,569	$79,643

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
OVERVIEW
Income from continuing operations includes the following business segment results:

	Three Months Ended		Nine Months Ended
($ in thousands, except per share data)	September 30,		September 30,
	2007	2006	2007	2006

Pretax income (loss):
Advanta Business Cards	$35,982	$33,737	$106,617	$106,494
Other(1)	(4,252)	605	(2,966)	937

Total pretax income	31,730	34,342	103,651	107,431
Income tax expense	12,248	13,222	40,009	41,361

Income from continuing operations	$19,482	$21,120	$63,642	$66,070
Per combined common share, assuming dilution	$0.44	$0.49	$1.43	$1.50

(1)	The three and nine months ended September 30, 2007 include $4.2 million of expense related to a litigation settlement between Visa Inc. and American Express. See “Contingencies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
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
INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$1,215,485	$34,377	11.22%	$1,114,122	$33,968	12.10%
Other receivables	7,594	102	5.32	7,732	94	4.82

Total receivables	1,223,079	34,479	11.18	1,121,854	34,062	12.05
Investments(2)	814,185	10,755	5.18	543,148	7,198	5.19
Retained interests in securitizations	226,405	4,729	8.35	207,912	4,671	8.99

Total interest-earning assets(3)	2,263,669	$49,963	8.74%	1,872,914	$45,931	9.72%
Noninterest-earning assets	337,451			369,859

Total assets	$2,601,120			$2,242,773

Interest-bearing liabilities:
Deposits	$1,483,344	$19,223	5.14%	$1,201,061	$13,861	4.58%
Debt	224,771	4,064	7.17	213,312	3,483	6.48
Subordinated debt payable to preferred securities trust	103,093	2,317	8.99	103,093	2,289	8.88
Other borrowings	109	2	6.47	1,171	16	5.52

Total interest-bearing liabilities	1,811,317	$25,606	5.61%	1,518,637	$19,649	5.14%
Noninterest-bearing liabilities	193,501			190,079

Total liabilities	2,004,818			1,708,716

Stockholders’ equity	596,302			534,057

Total liabilities and stockholders’ equity	$2,601,120			$2,242,773

Net interest spread			3.13%			4.58%
Net interest margin			4.27%			5.57%

(1)	Interest income includes late fees for owned business credit card receivables of $2.3 million for both the three months ended September 30, 2007 and 2006.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

	Nine Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$1,249,286	$103,796	11.11%	$1,014,566	$92,847	12.24%
Other receivables	7,611	320	5.63	7,638	281	4.92

Total receivables	1,256,897	104,116	11.08	1,022,204	93,128	12.18
Investments(2)	692,406	27,249	5.20	514,692	18,536	4.75
Retained interests in securitizations	228,468	14,514	8.47	194,721	13,052	8.94

Total interest-earning assets(3)	2,177,771	$145,879	8.94%	1,731,617	$124,716	9.61%
Noninterest-earning assets	319,926			448,217

Total assets	$2,497,697			$2,179,834

Interest-bearing liabilities:
Deposits	$1,398,289	$53,121	5.08%	$1,132,588	$36,027	4.25%
Debt	226,024	11,724	6.94	215,469	10,160	6.30
Subordinated debt payable to preferred securities trust	103,093	6,951	8.99	103,093	6,868	8.88
Other borrowings	110	5	5.67	701	28	5.30

Total interest-bearing liabilities	1,727,516	$71,801	5.56%	1,451,851	$53,083	4.89%
Noninterest-bearing liabilities	184,010			197,413

Total liabilities	1,911,526			1,649,264

Stockholders’ equity	586,171			530,570

Total liabilities and stockholders’ equity	$2,497,697			$2,179,834

Net interest spread			3.38%			4.72%
Net interest margin			4.55%			5.53%

(1)	Interest income includes late fees for owned business credit card receivables of $7.1 million for the nine months ended September 30, 2007 and $6.2 million for the same period of 2006.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006

Provision for credit losses	$14,724	$9,202	$36,613	$28,631
Provision for interest and fee losses	2,894	2,350	7,921	6,551

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
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2007	2006	2007	2006

Salaries and employee benefits	$25,029	$23,869	$77,373	$71,172
Amortization of deferred origination costs, net	12,592	11,984	38,311	35,643
External processing	7,049	6,077	20,756	18,200
Professional fees	4,055	3,216	10,938	8,711
Marketing	3,806	7,895	11,116	15,652
Equipment	3,197	2,351	8,522	7,339
Occupancy	2,465	2,340	7,110	6,811
Fraud	2,251	734	5,936	2,317
Postage	1,521	1,148	4,446	3,481
Other	10,360	6,318	23,396	18,981

Total operating expenses	$72,325	$65,932	$207,904	$188,307

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
Other expenses increased for the three and nine months ended September 30, 2007 as compared to the same periods of 2006 due to a $4.2 million reserve established effective September 30, 2007 related to a litigation settlement between Visa Inc. and American Express. See “Contingencies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
CONTINGENCIES
Advanta Corp. has a membership interest in Visa U.S.A. Inc. (“Visa USA”) related primarily to our former consumer credit card business, which we exited in 1998. On October 3, 2007, Visa Inc. (“Visa”) announced that it had completed restructuring transactions in preparation for its initial public offering (“IPO”) expected to occur in 2008. As part of this restructuring, Advanta Corp. received its proportionate number of Class USA shares of Visa common stock (“Visa Class USA Shares”) based on our cumulative transaction volume, which related primarily to our former consumer credit card business.
On November 7, 2007, Visa reached a settlement with American Express related to an antitrust lawsuit (the “Am Ex Litigation”). Visa’s settlement of the Am Ex Litigation was subject to the requisite approval of certain specified members of Visa USA. On November 9, 2007, the settlement became effective upon Visa’s receipt of the requisite approval of the specified Visa USA members. If the IPO is consummated, Visa is expected to set aside a portion of the proceeds from its IPO in an escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters including the Am Ex Litigation (the “Litigation Escrow”). Advanta Corp. and its subsidiaries were not named as defendants in the Am Ex Litigation or the other specified litigation matters. However, if Visa’s IPO is not consummated or the Litigation Escrow is not sufficient to satisfy the settlement of the Am Ex Litigation and the other specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. We recorded a $4.2 million reserve effective September 30, 2007 that is associated with our contingent obligation to Visa USA related to Visa’s settlement of the Am Ex Litigation. While the estimation of any potential losses related to Visa’s other specified litigation matters is highly judgmental, we expect to record an additional $7.8 million liability in the fourth quarter of 2007 for the estimated fair value of our contingent indemnification obligation with respect to the other specified Visa litigation matters. We anticipate that Visa’s settlement of the Am Ex Litigation and other specified litigation matters will be satisfied with the Litigation Escrow, at which time we will be able to reduce the liability we established by our proportionate share of the amounts funded in the Litigation Escrow. We also anticipate that a portion of our Visa Class USA Shares will be redeemed by Visa in connection with the IPO and we will record a gain equal to any cash proceeds received for our shares.
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

INCOME TAXES
Income tax expense attributable to continuing operations was as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2007	2006	2007	2006

Income tax expense	$12,248	$13,222	$40,009	$41,361
Effective tax rate	38.6%	38.5%	38.6%	38.5%

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
See “Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our contingent indemnification obligation related to Advanta Corp’s membership in Visa USA.

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

Our access to unsecured, institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. However, we do have access to a diversity of funding sources. Our components of funding were as follows:

	September 30, 2007		December 31, 2006
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$4,836,888	65%	$3,932,732	63%
Deposits	1,686,567	23	1,365,138	22
Debt	223,406	3	227,126	4
Subordinated debt payable to preferred securities trust	103,093	1	103,093	2
Equity	589,250	8	567,161	9

Total	$7,439,204	100%	$6,195,250	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.
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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q/A contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements are not historical facts but instead are based on certain assumptions by management and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements may include, among others: statements about anticipated growth in credit card accounts and receivables; interest yields; expected cost of funds; charge-off rates; estimated values of and anticipated cash flows from our retained interests in securitizations; our ability to replace existing credit facilities and securitization financing when they expire or terminate; income tax uncertainties; realizability of net deferred tax asset; expected levels of liquidity and capital; anticipated outcome and effects of litigation and other future expectations of Advanta.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated herein by reference to “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report on Form 10-Q/A under the heading “Market Risk Sensitivity.”
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
An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Subsequent to the date of our original evaluation, management, with the participation of our Chief Executive Officer and Chief Financial Officer, considered the restatement included in this Form 10-Q/A of our previously filed unaudited consolidated financial statements for the quarterly period ending September 30, 2007, the notes thereto and related financial information. Management evaluated the circumstances surrounding the adjustment related to Visa Inc.’s settlement of litigation with American Express and our Chief Executive Officer and Chief Financial Officer concluded that the restatement was not the result of a material weakness in internal control over financial reporting and there was no effect on our assessment of our disclosure controls and procedures as of September 30, 2007.
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

ITEM 1A. RISK FACTORS
Information regarding risks that may affect our future performance are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” and in our other filings with the Securities and Exchange Commission. Except for the risk factor set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Our strategic, contractual and other relationships with third parties expose us to risks that may disrupt our business operations and adversely affect our results of operations and financial condition. We rely on third parties to provide services that are critically important to our business credit card business. For example, we rely on third parties to perform certain administrative functions associated with servicing our business credit card accounts, and to supply credit scores and other credit-related data and information about our potential and existing customers. In addition, from time to time we partner or contract with, invest in or enter into other relationships with third parties to establish relationships that are necessary for us to conduct our business or are intended to benefit our business operations and financial condition, including outsourcing and other initiatives to enhance our productivity and operational efficiency.
These arrangements with third parties expose us to a number of risks, such as the following:

•	If any third party providing services critical to our business were to fail or become insolvent, or if we were unable to renew expiring agreements with such parties on mutually acceptable terms, our business operations, results of operations and financial condition could be adversely impacted.

•	To the extent these third party relationships involve or depend on the transfer of knowledge related to our business for their success, we may be exposed to risks associated with misappropriation or misuse of intellectual property or confidential information, including information that is proprietary to us or to our customers.

•	If the third parties do not perform as anticipated or if they default on their obligations, we may not realize the intended benefits of these relationships, including the expected productivity, cost or expense improvements.

•	In the event of a default or termination, our agreements with third parties may take an extended period of time to unwind or resolve and, under certain circumstances such as early termination, may require us to pay substantial termination fees, which could adversely affect our business operations, results of operations and financial condition.

•	If our relationships with third parties include indemnification provisions or obligations, we may be required, under specified circumstances, to indemnify the other parties for certain losses they incur in connection with the products or services they provide to us. In the event we are obligated to make payments to third parties under indemnification or other obligations for losses of third parties, it could adversely affect our results of operation and financial condition. For instance, we may be required to fund certain losses incurred by Visa in connection with specified litigation matters due to member indemnification provisions within Visa USA’s bylaws. See “Contingencies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this report for further discussion.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	The table below provides information with respect to all purchases of equity securities by us during the period from July 1, 2007 through September 30, 2007. Shares are in thousands.
ISSUER PURCHASES OF EQUITY SECURITIES

					(d)Maximum
				(c)Total	Number (or
				Number of	Approximate
				Shares	Dollar Value
				Purchased as	of Shares)
				Part of	That May Yet
	(a)Total			Publicly	Be Purchased
	Number of	(b)Average		Announced	Under the
	Shares	Price Paid		Plans or	Plans or
Period	Purchased	per Share		Programs (A)	Programs (A)

Class A:
7/1/07-7/31/07	0.0	N/A	*	0.0	0.0
8/1/07-8/31/07	0.0	N/A	*	0.0	0.0
9/1/07-9/30/07	0.0	N/A	*	0.0	0.0

Subtotal Class A	0.0	N/A	*	0.0	0.0

Class B:
7/1/07-7/31/07	0.0	N/A	*	0.0	1,093.6
8/1/07-8/31/07	482.8	$25.93		482.8	610.8
9/1/07-9/30/07	219.3	25.96		219.3	391.5

Subtotal Class B	702.1	$25.94		702.1	391.5

Total	702.1	$25.94		702.1	391.5

(A)	In April 2007, the Board of Directors of Advanta Corp. authorized the repurchase of up to 1.5 million shares of Advanta Corp.’s Class B Common Stock.

*	N/A – Not Applicable

ITEM 6. EXHIBITS
Exhibits – The following exhibits are being filed with this report on Form 10-Q/A.

Exhibit
Number	Description of Document

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanta Corp. (Registrant)

By	/s/ Philip M. Browne
Senior Vice President and
Chief Financial Officer
February 13, 2008

By	/s/ David B. Weinstock

Vice President and
Chief Accounting Officer
February 13, 2008

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