Form 10-K
period 2007-12-31
ADVANTA CORP
filed 2008-02-28
CIK 96638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-14120
Advanta Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1462070 (I.R.S. Employer Identification No.)
Welsh & McKean Roads, P.O. Box 844 Spring House, Pennsylvania (Address of principal executive offices)	19477 (Zip Code)

(215) 657-4000 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report) None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, $.01 par value per share Class B Common Stock, $.01 par value per share	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Class A Right
Class B Right

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,172,479,189 based on the closing sale price as reported on The NASDAQ Stock Market LLC.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2008

Class A Common Stock, $.01 par value per share	14,410,133 shares
Class B Common Stock, $.01 par value per share	28,715,148 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 2008 (Proxy Statement)	Part III

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II
Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 8.	Financial Statements and Supplementary Data	52
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	102
Item 9A.	Controls and Procedures	102
Item 9B.	Other Information	102

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	102
Item 11.	Executive Compensation	102
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	102
Item 13.	Certain Relationships and Related Transactions, and Director Independence	104
Item 14.	Principal Accounting Fees and Services	104

PART IV
Item 15	Exhibits and Financial Statement Schedules	104
Signatures		109
Exhibit Index		111
Form of Non-Qualified Stock Option Agreement
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors
Amended and Restated Advanta Management Incentive Program VI
Form of AMIP VI Restricted Stock Award Grant Document
Form of AMIP VI Extended Restricted Stock Award Grant Document
Summary of Supplemental Executive Insurance Program
Second Amendment to Direct Marketing Agreement
Computation of Ratio of Earnings to Fixed Charges
Current List of Subsidiaries of Registrant
Consent of Independent Registered Public Accounting Firm
Certification of Chief Executive Officer Pursuant to Rule 302
Certification of Chief Financial Officer Pursuant to Rule 302
Certification of CEO Pursuant to Rule 18 U.S.C. Section 1350
Certification of CFO Pursuant to 18 U.S.C. Section 1350
Form of Non-Qualified Stock Option Agreement
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors
Amended and Restated Advanta Management Incentive Program VI
Form of AMIP VI Restricted Stock Award Grant Document
Form of AMIP VI Extended Restricted Stock Award Grant Document
Summary of Supplemental Executive Insurance Program
Second Amendment to Direct Marketing Agreement
Computation of Ratio of Earnings to Fixed Charges
Current List of Subsidiaries of Registrant
Consent of Independent Registered Public Accounting Firm
Certification of Chief Executive Officer Pursuant to Rule 302
Certification of Chief Financial Officer Pursuant to Rule 302
Certification of CEO Pursuant to Rule 18 U.S.C. Section 1350
Certification of CFO Pursuant to 18 U.S.C. Section 1350

PART I

Item 1.	Business

In this Form 10-K, “Advanta”, “we”, “us” and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

COMPANY OVERVIEW

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

At December 31, 2007, we had $1.0 billion of owned business credit card receivables and $5.3 billion of securitized business credit card receivables.

We own two depository institutions, Advanta Bank Corp., a Utah industrial bank, and Advanta Bank, a Delaware state chartered bank. We primarily fund and operate our business credit card business through Advanta Bank Corp., which offers a variety of deposit products that are insured by the Federal Deposit Insurance Corporation (the “FDIC”) in accordance with applicable FDIC regulations and limits. We offer credit protection and related products to our customers. A portion of these products are insurance products that we offer through our insurance subsidiaries, Advanta Life Insurance Company and Advanta Insurance Company.

Through the first quarter of 2001, we had two additional lending businesses, Advanta Mortgage and Advanta Leasing Services. In the first quarter of 2001, we exited our mortgage business and ceased originating new leases in our small ticket equipment leasing business. See “— Discontinued Operations.”

Prior to February 20, 1998, we also issued consumer credit cards. We exited this business in February 1998 pursuant to the terms of a contribution agreement, dated October 27, 1997 and amended on February 20, 1998, between us and Fleet Financial Group, Inc. (“Fleet”). This transaction is referred to in this Form 10-K as the “Consumer Credit Card Transaction.” In connection with the Consumer Credit Card Transaction, we acquired a 4.99% interest in Fleet Credit Card Services, L.P. At December 31, 2007, our ownership interest in this partnership, which is now a subsidiary of Bank of America Corp., was approximately 1.3%. See Note 17 to the consolidated financial statements.

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

CONTINUING OPERATIONS

Advanta Business Cards

Overview

Advanta Business Cards is one of the nation’s largest credit card issuers (through Advanta Bank Corp.) in the small business market. Advanta Bank Corp. issues and funds the majority of our business purpose credit cards. Our strategy in Advanta Business Cards is to maximize long-term profits by attracting and retaining high credit quality customers and deepening our customer relationships. Because the credit card industry is highly competitive and there is increased focus on the small business market among credit card issuers, we continually seek new ways to develop and strengthen our relationships with our customers and the small business community. We are committed to investing in new ideas and initiatives that we believe will expand the range of product offerings available to our small business customers and the small business community.

Our principal objective is to use our information-based strategy to continue to prudently build our business and increase our long-term profitability. Based on our experience and expertise in analyzing the credit behavior and characteristics of our customers, we have developed an extensive database of customer information and attributes. We use this information, in conjunction with proprietary credit scoring, targeting and other sophisticated analytical models we have developed, to market our product offerings and services to prospective customers and to manage our relationships with our existing customers. We continually monitor our customer segments and validate our models based on actual results, and use this information to refine and improve our analytical assumptions.

The information we gather and analyze allows us to market directly to specific customer segments and target prospects effectively. We also use this information proactively to anticipate customer needs and customize our product offerings to meet those needs and to strengthen and maintain our relationships with existing customers. Our strategy also involves deepening our relationships with our existing customers through our rewards programs, promotional offers, on-line account management tools and customer service.

Under the terms of our cardholder agreement, our business purpose credit cards may be used for business purposes only. Our business credit cards provide approved customers with access, through merchants, banks, checks, electronic fund transfers and ATMs, to unsecured revolving business purpose credit lines.

We are licensed to issue both MasterCard®* and Visa® ** business purpose credit cards, although our primary product offering is a MasterCard® business purpose credit card. MasterCard® and Visa® both license banks and other financial institutions, such as Advanta Bank Corp., to issue credit cards using their respective service marks and interchange networks.

We are continually looking for innovative ways to tailor products to the needs of small businesses and business professionals. Presently, we offer a number of benefits that we believe are important to small businesses and business professionals, including:

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

Our MasterCard® and Visa® business purpose credit cards provide a number of additional benefits that may include free auto rental insurance, free purchase protection service for a specified time period and several free emergency assistance and referral services.

We offer rewards programs with most of our business purpose credit cards. Under our rewards programs, customers may earn either cash back rewards or business rewards that can be redeemed for travel, gift certificates or merchandise, based on net purchases charged on their business credit card accounts.

*  MasterCard® is a federally registered service mark of MasterCard International, Inc.

** Visa® is a federally registered service mark of Visa Inc. and its subsidiaries.

As a participant in the MasterCard® and Visa® payment networks, Advanta Bank Corp. receives interchange fees as partial compensation for taking credit risk, absorbing fraud losses and funding credit card receivables for a limited period prior to account billing. The interchange fees are paid to us by merchant banks, based on the purchase activity of our customers. In addition to interchange income, we generate revenue through interest earned on outstanding balances, balance transfer fees, cash usage fees and other fees. We also generate fees and revenues through products and services offered to our business credit card customers such as specialty credit-related insurance, other credit protection products and services and other products relevant to small businesses.

Advanta Business Cards represents our only reportable business segment. For 2007, 92% of Advanta’s total revenues were derived from Advanta Business Cards as compared to 94% for 2006 and 82% for 2005. For 2005, Advanta’s total revenues also included a gain on transfer of consumer credit card business. See Note 16 to the consolidated financial statements for additional segment financial information about Advanta Business Cards and Note 17 to the consolidated financial statements for further information about the gain on transfer of consumer credit card business.

Origination

We originate, directly and through the use of third parties, substantially all of our business credit card accounts using a variety of direct marketing techniques. We attract customers to our product primarily through direct mail solicitations and web-based marketing. Our sources for potential customers include credit reporting agencies, lists from data compilers and customer lists from establishments that have a small business customer base. We also acquire customers through our strategic relationships with other organizations serving the small business market. In an effort to expand our customer reach, we regularly test new sources and channels for identifying potential customers. We target prospects for our business purpose credit cards using relevant information from the sources described above, historical solicitation data and our proprietary segmentation methods. Our targeting models and product offerings are continually updated to reflect changes in the competitive and economic environments. We originated approximately 335 thousand new business credit card accounts during the year ended December 31, 2007.

Underwriting

We have developed sophisticated models for assessing the creditworthiness of applicants. Using a proprietary credit scoring system, we evaluate common applicant characteristics and their correlation to credit risk. We regularly validate and update our scoring models to maintain and enhance their predictive power.

Applicants for our business purpose credit cards must satisfy minimum credit standards. On the application for our business purpose credit card, we request information about the individual signing the application (the “signing individual”) and the business. Generally, under the cardholder agreement for our business purpose credit card, the signing individual (typically an owner or authorized officer of the business) and the business are jointly and severally liable for all transactions on the account. On these accounts, we may consider credit-related and other relevant data about both the signing individual and the business in our assessment of the creditworthiness of potential customers. Through the application process, we verify the applicant’s identification information and collect information about the applicant’s business. This information, combined with credit reports received from external credit reporting agencies and other data sources, forms the basis for our decision to extend credit. The credit line size we offer varies and is ultimately determined based upon the information we receive regarding the credit history and creditworthiness of the business and signing individual. In other cases, however, we offer our business purpose credit card to business professionals. For these accounts we consider relevant data only about the signing individual in our credit assessment because on these accounts only the signing individual is liable.

Pricing

We design our product offerings to selectively attract and retain high credit quality customers and to respond to the competitive environment. We continually test different pricing and reward strategies. Our product offerings are competitively priced and have typically included a combination of promotional pricing and rewards. Promotional pricing may include an introductory period during which a low or zero percent finance charge rate is charged for a specified duration on specified types of transactions, after which the introductory rate generally is converted to a higher rate. Some customers may receive non-introductory promotional pricing for specified types of balances or account transactions. Generally, our customers earn rewards based on net purchases on their business credit card accounts. Our current rewards programs offer either cash back rewards or business rewards that our customers can redeem for travel, gift certificates or merchandise. In some cases, we may offer a rewards program that combines cash back and business rewards.

Our business credit card accounts are typically assigned a variable finance charge rate, although we also have credit card accounts with a fixed finance charge rate. Our variable finance charge rates adjust from time to time according to an interest rate index such as the Prime Rate or LIBOR. We may change the pricing on our business credit card accounts in accordance with the terms of the applicable cardholder agreement.

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

Servicing

We use internal and external resources for servicing our business credit card accounts. Certain administrative functions associated with the servicing of our business credit card accounts are outsourced to First Data Resources, Inc. (“FDR”). Our agreement with FDR requires that the services be performed in accordance with our policies and procedures. The services may include: authorizing transactions through the MasterCard® and Visa® systems, based upon our criteria for approval; providing data processing services; performing billing, posting and settlement processes; generating monthly billing statements; providing credit and fraud management tools; and issuing credit card plastics and new account agreements. Under our policies and procedures, we monitor the services provided by FDR for compliance with our criteria.

Customer Service and Support

We maintain several channels of communication and support for our customers, including a toll-free phone number, on-line account management, a secure message center and postal and facsimile services. We maintain multi-site contact centers, currently located in Horsham, Pennsylvania and Draper, Utah. Our contact centers are managed so that functions can be performed seamlessly regardless of geographic location. Customer contacts are distributed across these sites based on service level objectives. In addition, we leverage numerous technology solutions to increase efficiencies, reduce costs and improve customer satisfaction. We use metrics such as customer satisfaction rating, first contact resolution and customer contact response time to measure our performance and success.

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

Collections

Delinquencies and charge-offs are closely monitored by management in our collections and credit departments. We use a variety of techniques to discourage delinquent payments, including assessment of late fees and use of penalty pricing, as described above. Our credit evaluation, servicing and charge-off policies and collection practices may change from time to time in accordance with our business judgment and applicable laws and regulations.

We use state of the art technology and a variety of collections strategies to pursue late payments. Our strategies are developed using proprietary models that analyze an array of variables, including payment history, Fair, Isaac and Company (“FICO”) credit score and other credit indicators, to predict the type and timing of collections activity to be implemented for each account in order to optimize our collection efforts. Collection activities include statement messages, formal collection letters and telephone calls, as well as a self-service website that our customers can access. We maintain multi-site collection centers, currently located in Horsham, Pennsylvania and Draper, Utah. Efforts to collect delinquent and charged-off accounts are made by our collections staff, supplemented in certain cases by external resources such as collection agencies and attorneys. We also may sell accounts rather than pursue them through a collection agency or litigation. We are engaged in an ongoing effort to develop and implement enhancements to our collections strategies and tools that will improve our collections activities and reduce the risk of nonpayment by our customers.

Credit Protection and Related Products

We offer credit protection and related products to our existing business credit card customers. A portion of our credit protection and related products are credit insurance products, which provide coverage for loss of life, disability and involuntary unemployment, offered through unaffiliated insurance carriers to existing Advanta customers. Under reinsurance agreements, our life/health and property/casualty insurance subsidiaries, Advanta Life Insurance Company and Advanta Insurance Company, respectively, generally assume the risks associated with these products. In exchange, our insurance subsidiaries receive reinsurance premiums equal to the net premiums collected by the unaffiliated insurance carriers, less a ceding fee, acquisition expenses, premium taxes and loss payments, and Advanta Bank Corp. receives a service expense reimbursement. Where permitted, Advanta Bank Corp. also offers our customers a debt waiver agreement, which provides for the waiver or suspension of payment obligations upon the occurrence of certain events such as loss of life, temporary and permanent disability, key person departure and business interruption. Pursuant to a contractual liability policy, Advanta Insurance Company insures a portion of the risk associated with the debt waiver agreement and receives a premium payment from Advanta Bank Corp.

Depository Institutions

We own two depository institutions, Advanta Bank Corp. and Advanta Bank. Advanta Bank Corp. is an industrial bank chartered under the laws of the State of Utah with its principal executive offices located in Draper, Utah. Advanta Bank Corp.’s principal activity consists of the issuance of our business purpose credit card, the Advanta Business Card.

Advanta Bank is a Delaware state-chartered bank that is the successor by conversion to Advanta National Bank. Advanta Bank’s principal executive offices are located in Wilmington, Delaware. Advanta Bank’s operations are currently not material to our consolidated operating results. Prior to the closing of the Mortgage Transaction (as defined herein), we conducted a large portion of our mortgage business through Advanta National Bank.

Deposit, Savings and Investment Products

We offer a variety of deposit products such as retail certificates of deposit, large denomination (more than $99,000) certificates of deposit and money market accounts that are insured by the FDIC in accordance with applicable FDIC regulations and limits. At December 31, 2007, we had total deposits of approximately $1.7 billion at our banks, compared to approximately $1.4 billion at December 31, 2006. Substantially all of the deposits at December 31, 2007 and 2006 were at Advanta Bank Corp. Advanta Bank Corp. generates retail deposits from repeat deposits from existing customers and from new depositors attracted by direct mail solicitations, newspaper and other media advertising, and the internet.

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

The aggregate principal amount of RediReserve Variable Rate Certificates and Investment Notes outstanding was $221 million at December 31, 2007 and $227 million at December 31, 2006.

DISCONTINUED OPERATIONS

Advanta Leasing Services

Prior to January 23, 2001, Advanta Leasing Services, a business unit of Advanta, offered flexible lease financing programs to small businesses. In 2001, we ceased originating leases; however, we continued to service the existing lease portfolio during its wind down period. We had no lease receivables outstanding as of December 31, 2007. See Note 20 to the consolidated financial statements for additional information regarding gains or losses on the discontinuance of Advanta Leasing Services in the three years ended December 31, 2007.

Advanta Mortgage

Prior to March 1, 2001, Advanta Mortgage, a business unit of Advanta, offered a broad range of mortgage products and services to consumers throughout the country. Effective February 28, 2001, we transferred and assigned to Chase Manhattan Mortgage Corporation and certain of its affiliates (“Chase” or “Buyer”) substantially all of the assets and operating liabilities associated with Advanta’s mortgage business. This transaction is referred to throughout this Form 10-K as the “Mortgage Transaction.” Following the Mortgage Transaction, we no longer operate a mortgage business. However, we have retained contingent liabilities, primarily relating to litigation, arising from our operation of the mortgage business before the Closing Date that were not specifically assumed by Buyer in the Mortgage Transaction. See Note 20 to the consolidated financial statements for additional information regarding gains or losses on the discontinuance of Advanta Mortgage in the three years ended December 31, 2007.

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

Advanta Corp.

Although Advanta Corp.  owns two banking subsidiaries, Advanta Bank Corp. and Advanta Bank, it is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Under grandfathering provisions of the Competitive Equality Banking Act of 1987 (“CEBA”), Advanta Corp. is not required to register as a bank holding company because Advanta Bank’s predecessor, Advanta National Bank, did not come within the BHCA definition of the term “bank” prior to the enactment of CEBA. Also, under CEBA, Advanta Bank Corp., is not considered a “bank” for purposes of the BHCA and therefore does not impact Advanta Corp.’s exempt status under the BHCA. Because Advanta Corp. is not a bank holding company under the BHCA, it is not subject to examination by the Federal Reserve Board, other than for purposes of assuring continued compliance with the CEBA restrictions discussed below.

Advanta Corp. is not required to register as a bank holding company as long as it continues to comply with certain restrictions under CEBA. For example, Advanta Bank may take demand deposits but may not be in the business of making commercial loans. In addition, Advanta Corp. would lose its exemption under CEBA if it were to acquire control of more than 5% of the stock or assets of an additional “bank” or “savings association,” as these terms are defined in the BHCA. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”), which became effective on May 12, 2000, includes a provision that gives us the opportunity to cure or remediate an activity that is out of compliance with applicable CEBA restrictions. Under the GLB Act, if Advanta Corp. or Advanta Bank fails to comply with any of the restrictions applicable to them under CEBA, there is a 180-day right to cure period following receipt of a notice from the Federal Reserve Board.

Registration as a bank holding company is not automatic and, if Advanta Corp. were to register, then it and its subsidiaries would be subject to examination and regulation by the Federal Reserve Board.

Advanta Bank Corp.

Supervision and Regulation

Advanta Bank Corp. is an industrial bank chartered under the laws of the State of Utah. Under its banking charter, Advanta Bank Corp. may make consumer and commercial loans and may accept all FDIC-insured deposits other than demand deposits such as checking accounts. It is a depository institution subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. Applicable federal and state regulations relate to a broad range of banking activities and practices, including minimum capital standards, maintenance of reserves and the terms on which a bank may engage in transactions with its affiliates. In addition, the FDIC has regulatory authority under the Financial Institutions Supervisory Act (“FISA”) to prohibit Advanta Bank Corp. from engaging in any unsafe or unsound practice in conducting its business.

Capital Requirements

Advanta Bank Corp. is subject to capital adequacy guidelines issued by the Federal Financial Institutions Examination Council (the “FFIEC”). These risk-based capital and leverage guidelines make regulatory capital requirements more sensitive to differences in risk profiles among banking organizations and consider off-balance sheet exposures in determining capital adequacy. Under the rules and regulations of the FFIEC, at least half of a bank’s total capital is required to be “Tier I capital,” comprised of common equity, retained earnings and a limited amount of non-cumulative perpetual preferred stock. The remaining capital, “Tier II capital,” may consist of other preferred stock, a limited amount of term subordinated debt or a limited amount of the reserve for possible credit losses. The FFIEC has also adopted minimum leverage ratios for banks, which are calculated by dividing Tier I capital by total quarterly average assets. Recognizing that the risk-based capital standards principally address credit risk rather than interest rate, liquidity, operational or other risks, many banks are expected to maintain capital in excess of the minimum standards. Management believes that at December 31, 2007, Advanta Bank Corp. was in compliance with the capital adequacy requirements to which it was subject. See Note 14 to the consolidated financial statements.

Prompt Corrective Action

Among other things, the FDIC Improvement Act of 1991 (“FDICIA”) requires federal bank regulatory authorities to take prompt corrective action with respect to FDIC-insured institutions that do not meet certain minimum capital requirements. To be “well-capitalized” under the prompt corrective action provisions, a bank must have a ratio of combined Tier I and Tier II capital to risk-weighted assets of not less than 10%, a ratio of Tier I capital to risk-weighted assets of not less than 6%, and a ratio of Tier I capital to average assets of not less than 5%. At December 31, 2007, Advanta Bank Corp. met the capital requirements of FDICIA and had capital at levels a bank is required to maintain to be classified as “well capitalized” under the regulatory framework for prompt corrective action. See Note 14 to the consolidated financial statements.

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

Dividends

Advanta Bank Corp. may supply funds to its parent companies or affiliates, subject to certain legal limitations contained in Utah state law. Under Utah law, an industrial bank may declare a dividend out of net profits after providing for all expenses, losses, interest and taxes accrued or due and after complying with required transfers to surplus accounts. In addition, it is possible that the FDIC, pursuant to its authority under FISA, could claim that a dividend payment might under some circumstances be an unsafe or unsound practice.

Advanta Bank

Supervision and Regulation

Advanta Bank is chartered under the laws of the State of Delaware and is subject to regulation and periodic examination by the FDIC and the Delaware Office of the State Bank Commissioner.

Advanta Bank is the successor by conversion to Advanta National Bank. We received the approval for the conversion in April 2007 and the conversion was effective May 3, 2007. Prior to the conversion, there were regulatory agreements in place between Advanta National Bank and its bank regulatory agency, the Office of the Comptroller of the Currency (the “OCC”), that placed certain restrictions on Advanta National Bank’s operations and activities and, among other things, imposed additional capital requirements on the bank. These regulatory agreements terminated when the conversion became effective. In addition, prior to the conversion, Advanta National Bank paid a dividend of $39.1 million and return of capital of $28 million to Advanta Corp. in 2007, after having received prior approval from the OCC.

Capital Requirements and Prompt Corrective Action

Advanta Bank is also subject to the FFIEC capital adequacy guidelines described above. Management believes that at December 31, 2007, Advanta Bank was in compliance with the capital adequacy requirements to which it was subject. Similarly, Advanta Bank is subject to the provisions of FDICIA and related regulations with respect to prompt corrective action and the taking of brokered deposits that are described above. At December 31, 2007, Advanta Bank met the capital requirements of FDICIA and had capital at levels a bank is required to maintain to be classified as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 14 to the consolidated financial statements.

Dividends

Advanta Bank may supply funds to its parent companies or affiliates, subject to certain legal limitations contained in Delaware state law. Under Delaware law, a commercial bank may declare a dividend out of net profits, provided that before the declaration of a dividend, the bank must maintain certain minimum amounts in its surplus accounts. In addition, it is possible that the FDIC, pursuant to its authority under FISA, could claim that a dividend payment might under some circumstances be an unsafe or unsound practice.

Transfers of Funds and Transactions with Affiliates

Sections 23A and 23B of the Federal Reserve Act and applicable regulations impose restrictions on Advanta Bank Corp. and Advanta Bank that limit the transfer of funds by each of these depository institutions to Advanta Corp. and certain of its affiliates, in the form of loans, extensions of credit, investments or purchases of assets. These transfers by any one depository institution to Advanta Corp. or any other single affiliate are limited in amount to 10% of the depository institution’s capital and surplus, and transfers to all affiliates are limited in the aggregate to 20% of the depository institution’s capital and surplus. These loans and extensions of credit are also subject to various collateral requirements. Sections 23A and 23B of the Federal Reserve Act and applicable regulations also require generally that the depository institution’s transactions with its affiliates be on terms no less favorable to the bank than comparable transactions with unrelated third parties. In addition, in order for Advanta Corp. to maintain its grandfathered exemption under CEBA, Advanta Bank is not permitted to make any loans to Advanta Corp. or any of Advanta Corp.’s subsidiaries.

Lending Activities

Our current lending activities are solely focused on business purpose credit for small businesses and business professionals. Certain aspects of various federal and state laws, including the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Fair Credit Reporting Act (the “FCRA”) as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Federal Trade Commission Act — Unfair or Deceptive Acts and Practices and the Servicemembers Civil Relief Act, may be interpreted to apply to our lending activities. Provisions of these statutes and related regulations require that certain disclosures be made to borrowers, prohibit discriminatory practices in extending credit, prohibit sending unsolicited credit cards, prohibit unfair or deceptive acts or practices, provide certain credit protections for activated military borrowers or regulate the dissemination and use of information relating to a borrower’s creditworthiness.

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

Privacy

The GLB Act contains privacy requirements dealing with the use of nonpublic information about consumer customers. The GLB Act and its accompanying regulations apply to retail deposit customers of Advanta Bank Corp. and Advanta Bank, as well as to investors who purchase Advanta Corp.’s retail notes. The GLB Act is not preemptive and states may impose different and possibly more burdensome requirements.

Regulation of Non-bank Activities

Insurance

Our insurance subsidiaries are domiciled in Arizona and each has been granted authority to transact business in 29 states and the District of Columbia. Our insurance subsidiaries are subject, in varying degrees, to supervision by these states and to their laws and regulations governing the underwriting, rating, licensing, marketing, administration and financial operations of an insurance company. In addition, our insurance subsidiaries must comply with Arizona insurance holding company system laws and regulations which require the filing of annual registration statements and the disclosure and approval of certain transactions among affiliated entities.

Without prior approval of the Arizona Department of Insurance, the maximum dividend that Advanta Insurance Company can distribute to Advanta Corp., its parent, in any twelve-month period is the lesser of: 10% of Advanta Insurance Company’s statutory surplus; or for any given twelve-month period, its net investment income. Similarly, the maximum dividend that Advanta Life Insurance Company can distribute to Advanta Insurance Company, its parent, in any twelve-month period, without prior approval of the Arizona Department of Insurance, is the lesser of: 10% of Advanta Life Insurance Company’s statutory surplus; or for any given twelve-month period, its net gain from operations.

The Arizona Department of Insurance also has adopted certain minimum capital requirements and ratios that our insurance subsidiaries are required to maintain. At December 31, 2007, our insurance subsidiaries met all risk-based capital standards and required no intervention by any party.

Legislative and Regulatory Developments

State-chartered Industrial Banks

There are legislative initiatives and proposals under consideration at the federal and state levels that could cause Advanta Bank Corp., as a state-chartered industrial bank, to lose future flexibility in branch locations or limit its ability to offer new deposit products. On the state level, several states have considered legislation that would limit the ability of industrial banks to branch into these states or acquire local banks. Two states have already enacted such statutes.

On the federal level, the House of Representatives has passed legislation limiting the ability of commercial firms that are ineligible to own banks under the BHCA from chartering industrial banks. The definition of “commercial” firms used in this version of the proposed legislation includes companies such as Advanta Corp. that, although principally engaged in the financial services business, are not subject to consolidated supervision at the parent company level by the Federal Reserve Board (as a bank holding company or financial services holding company), the Office of Thrift Supervision (as a thrift holding company) or the Securities and Exchange

Commission (as a securities holding company). The legislation would limit new industrial bank charters to companies that are principally engaged in financial services; however, under a grandfather provision, this limitation would not apply to Advanta Corp. If this legislation were to be adopted as proposed, it would not impact Advanta Bank Corp.’s operations; however, Advanta Corp. would be required to register with the FDIC as an industrial bank holding company and would be subject to federal regulatory oversight at the parent company level.

Credit Card Industry Practices

Federal and state governments are very focused on the credit card industry and credit card lending and marketing practices, including universal default, two-cycle billing, payment hierarchy, general credit card disclosures and unfair or deceptive practices. Several congressional committees have held hearings on credit card lending practices and disclosures, and a number of bills have been introduced; however, at this time, none have been enacted. Federal and state legislatures as well as government regulatory agencies may also consider legislative and regulatory initiatives related to unfair or deceptive practices, credit scoring disclosure, minimum monthly payments, interchange fees and other aspects of credit card lending and marketing. It is possible that if versions of these proposals were to be enacted in the future, they could impact our business.

Additional hearings have been held on credit card interchange fees; however, at this time, no legislation has been introduced on the federal level. Several states, including Utah, are also considering interchange legislation. The proposals range from capping interchange fees on certain classes of transactions to requiring additional disclosures at point of sale or prohibiting the levying of interchange fees on the portion of retail transactions that constitutes sales tax. Additionally, a number of bills proposed at the state level, including Utah, would require disclosure of credit card association fee schedules and rules to merchants. It is possible that if versions of these proposals were to become effective, they could impact our business.

Bankruptcy

Congress, in an effort to minimize the impact of subprime mortgage repricing and declining home prices, is considering a number of proposals that would modify the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005. These include modifying the means test which determines eligibility for bankruptcy and permitting the bankruptcy courts to restructure mortgages. If this legislation were enacted as proposed, it could reduce the amount of recovery by unsecured creditors and could increase the number of consumers and small business borrowers that file for bankruptcy.

Future Legislation

There are other legislative initiatives under consideration that could impact our business, including the manner in which we conduct and fund our business, such as proposals dealing with data security, notification of customers in the event of data breach, identity theft and securitization of credit card receivables and other loans. Some of these proposals may extend to and impact data warehousers, vendors and other third parties with whom we do business.

Numerous legislative and regulatory proposals, such as those described above, are advanced each year which, if adopted, could affect our profitability or the manner in which we conduct our activities. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the federal or state proposals will become law.

COMPETITION

We compete in the highly competitive credit card industry. Within the credit card industry there is aggressive and highly competitive use of advertising, product and service offerings and pricing, including with respect to finance charge rates, rewards and other incentive programs and cardholder fees. Many of our competitors are substantially larger and have more capital and other resources than we do. In addition, there has been a trend toward consolidation among credit card issuers in recent years which has resulted in even larger competitors. Some of our current and potential competitors may be able to leverage their existing resources to provide products and services at lower costs and with lower fees and/or finance charge rates than our products and services. Competition among lenders can take many forms, including convenience in obtaining a loan or credit card, the size of their existing customer base and the ability to cross sell products to that customer base, intellectual property rights, features and quality of customer service, incentives and rewards programs, size of credit lines, finance charge rates and other types of finance or service charges, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender.

We have chosen not to compete in all areas of the credit card industry, but have focused on business purpose credit for small businesses and business professionals. We have responded to competition in this segment by focusing exclusively on the small business market, offering credit cards tailored to the needs of our customers with competitive pricing that have typically included promotional pricing and competitively structured rewards programs. We also have responded by developing marketing strategies for our business purpose credit cards that are designed to attract and retain high credit quality customers. Although we believe we are generally competitive in the United States, there can be no assurance that our ability to market our products and services successfully or to obtain an adequate yield on our business purpose credit cards will not be impacted by the nature of the competition that now exists or may develop. See “Item 1A. Risk Factors.”

EMPLOYEES

As of December 31, 2007, we had 914 employees. We believe that we have good relationships with our employees. None of our employees is represented by a collective bargaining unit.

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

We have included or incorporated by reference in this Annual Report on Form 10-K statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements are not historical facts but instead are based on certain assumptions by management and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and among other things may relate to: anticipated earnings per share; anticipated growth in receivables outstanding and credit card accounts; anticipated interest yields; expected cost of funds; anticipated employment growth; the expected level of new account acquisitions, customer spending and account attrition; anticipated payment rates of outstanding loans; anticipated marketing and other operating expenses; estimated values of and anticipated cash flows from our retained interests in securitizations; industry trends; our need and ability to replace existing credit facilities and securitization financing when they expire or terminate with appropriate levels of funding; the value of the investments that we hold; anticipated delinquencies and charge-offs; income tax uncertainties; realizability of net deferred tax asset; expected levels of liquidity and capital; anticipated outcome and effects of litigation and contingencies; and other future expectations of Advanta. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “believe,” “will likely result,” “projected,” “may,” or other similar words or phrases. The cautionary statements provided below are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act for any such forward-looking information.

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

Changes in our product offerings, including changes in product features or services, could negatively affect our ability to originate and retain customer relationships and may reduce our profitability. The product offerings we use in our marketing campaigns are competitively priced and typically include promotional pricing and rewards. Changes to our product offerings, including changes in rewards program terms, changes in or the elimination of introductory and promotional pricing levels and changes to other product features or services, may result in changes in customer behavior, such as levels of credit card use and payment patterns, that could negatively impact our profitability. In addition, changes to our product offerings, including changes in product features or services such as those described above, may negatively affect our ability to attract and retain high credit quality customers.

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

The credit card industry is also highly regulated by federal and state laws. These laws affect how loans are made, enforced and collected. The federal and state legislatures may pass new laws, or may amend existing laws, to regulate further the credit card industry or to reduce finance charges or other fees applicable to credit card accounts. Changes in laws or regulations, as well as changes in the marketplace, economic and political environments and prudent business practices, could make it more difficult for us to enforce or change the terms of our existing business credit card accounts or to collect business credit card receivables. Any of the foregoing could decrease our income and profitability.

In recent years certain industry groups and consumers have expressed concerns about interchange rates related to Visa® and MasterCard® credit and debit transactions and about increases in the interchange rates. In some countries, regulators have taken actions to challenge or reduce interchange rates and certain other fees that banks charge on transactions. While there is no specific imminent regulatory action pending to restrict interchange rates in the United States, interchange rates have also been the topic of increased Congressional and regulatory interest. Also in the United States, several suits have been filed by various merchants alleging that the establishment of interchange rates violates the antitrust laws. Any restriction on or reduction in interchange rates would reduce the amount of interchange paid to us and could have an adverse effect upon our results of operations and financial position.

Federal and state legislatures as well as government regulatory agencies are considering legislative and regulatory initiatives related to enhanced credit scoring disclosure, interchange rates, defaults, billing practices, account repricing, penalty pricing, payment hierarchy, minimum monthly payments and other aspects of credit card lending, marketing and operations. There are other legislative initiatives under discussion or consideration that could impact our business, including the manner in which we conduct and fund our business, such as proposals dealing with data security, notification of customers in the event of data breach, identity theft and the securitization of credit card receivables and other loans. It is possible that if any versions of these proposals were to become effective they could impact our business and, accordingly, could make compliance more difficult and expensive and could negatively affect our operating results and the manner in which we conduct our business.

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

Actions by bank regulatory authorities could affect the manner in which we conduct our business and our financial condition. We conduct our business credit card business through Advanta Bank Corp., a Utah chartered industrial bank that is subject to regulatory oversight and examination by both the FDIC and the Utah Department of

Financial Institutions. We also own Advanta Bank, a bank chartered under the laws of the State of Delaware that is subject to regulatory oversight and examination by the FDIC and the Delaware Office of the State Bank Commissioner. Both banks are subject to provisions of federal law that regulate their activities and require them to operate in a safe and sound manner. The effects of, and changes in, the level of regulatory scrutiny, regulatory requirements, regulatory guidance and initiatives, including mandatory and possible discretionary actions by federal and state regulators, restrictions and limitations imposed by laws applicable to industrial loan banks, examinations, audits and possible agreements between a bank and its regulators may affect the operations of our banks and our financial condition. See “Item 1. Business — Government Regulation” for further discussion.

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

If we do not maintain the security of personal information, we could become subject to litigation, damage our reputation and negatively affect our business and business prospects. We receive and maintain personal information about our former, existing and prospective customers directly and through third parties providing services to us. We also store customer account information in connection with the use of our credit cards directly and through third parties. In addition, we maintain personal information about our employees directly and through third parties. A breach of the systems on which personally identifiable and other sensitive customer or employee information is stored could lead to fraudulent activity, including fraudulent use of our customers’ credit cards, identity theft or other illegal and fraudulent activities. In addition, the use and security of personal, financial and other non-public information provided to us is the subject of legislation and regulation at the federal and state levels. While we continually strive to maintain our compliance with applicable privacy and security laws and regulations, if we were to experience a data breach involving personal information about our customers or employees, we could be subject to increased risk of litigation, fines or penalties as well as increased costs and expenses to come into compliance which could adversely affect our reputation, results of operations, financial condition and ability to conduct our business.

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

Changes in interest rates and credit spreads may reduce our profitability. Fluctuations in interest rates and credit spreads, whether caused by changes in economic conditions or other factors, may affect our profitability. Credit spreads represent the amount of incremental interest required by investors to compensate for investing in assets that are not risk free. Our cost of funding our business is influenced by market interest rates and credit spreads because the rates we pay on our publicly-offered debt securities, business credit card securitizations and bank deposit products are influenced by both market interest rates and credit spreads. A portion of our business credit card receivables are effectively at a fixed rate because of the nature of the pricing of the accounts or because the customer pays the balance in full each month. Therefore, an increase in market interest rates could reduce our net interest income and/or our securitization income. Changes in interest rates and credit spreads can also affect the value of our assets and liabilities.

Social, economic, environmental and geographic factors can affect levels of customer spending, credit card payments and other customer behaviors, as well as our ability to predict customer behaviors, in ways that could negatively impact our asset quality and profitability. A variety of social, economic, environmental and geographic factors can adversely affect customer behaviors, such as levels of credit card use, payment patterns, delinquencies and the number of customers filing under bankruptcy laws. Social factors include changes in confidence levels and attitudes toward incurring debt, the public’s perception of the use of credit cards and the stigma of bankruptcy. Economic factors include the rates of inflation, the unemployment rates and the relative interest rates offered for various types of loans. In addition, acts of terrorism in the United States and the political and military response to any such events may have an adverse effect on general economic or environmental conditions, business confidence and spending, and general market liquidity. Geographic factors may include adverse changes in economic and environmental conditions in states where customers are located which could have a direct impact on the customers’ use of our credit cards as well as on the timing and amount of payments on the accounts. Any of these factors could negatively impact the performance of our business credit card portfolio and our profitability through, among other things, lower new account originations, lower credit card use, increases in delinquencies, increases in the number of customers seeking protection under the bankruptcy laws, increases in charge-offs and credit losses and changes in payment patterns. In addition, any of these factors could negatively impact our ability to accurately predict or anticipate customer behavior. This could cause our business models, including our proprietary credit scoring and other models used to predict and forecast customer behavior and financial results, to produce less accurate and reliable results.

Market conditions and other factors beyond our control could negatively impact the availability and cost of funding for our operations. We fund our operations through a number of sources, including securitizations, deposits at our bank subsidiaries and sales of unsecured debt securities. Currently our unsecured debt is rated below investment grade. Non-investment grade ratings of our unsecured debt from rating agencies could make it more difficult and more costly for us to sell debt or equity securities in the capital markets. Continuation of our below investment grade ratings or a down-grade of any of the ratings of our unsecured debt may negatively affect, among other things, our ability to borrow or raise funds on terms that we consider favorable to us. If we are unable to obtain funding on favorable terms, it may negatively impact our ability to fund our operations.

To generate cash for the funding of our operations we also rely on our ability to combine and sell business credit card receivables as asset-backed securities through transactions known as securitizations. At December 31, 2007, off-balance sheet securitized receivables represented 67% of our funding. Our ability to complete securitizations depends upon:

•	general conditions in the securities markets;

•	specific conditions in the asset-backed securities markets;

•	the quality of our business credit card portfolio; and

•	the ratings on the asset-backed securities sold in the securitizations.

Adverse changes in these market conditions, legislative and regulatory developments, the quality of our loan portfolio or any down-grade of the ratings on the asset-backed securities may disrupt the timing of our securitization transactions and impair our ability to complete securitizations on terms that are satisfactory to us. Although securitizations are not our only source of cash to fund our operations, any substantial reduction in our ability to complete securitizations could negatively impact our results of operations and financial condition.

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

These arrangements with third parties expose us to a number of risks, such as the following:

•	If any third party providing services critical to our business were to fail or become insolvent, or if we were unable to renew expiring agreements with such parties on mutually acceptable terms, our business operations, results of operations and financial condition could be adversely impacted.

•	To the extent these third party relationships involve or depend on the transfer of knowledge related to our business for their success, we may be exposed to risks associated with misappropriation or misuse of intellectual property or confidential information, including information that is proprietary to us or to our customers.

•	If the third parties do not perform as anticipated or if they default on their obligations, we may not realize the intended benefits of these relationships, including the expected productivity, cost or expense improvements.

•	In the event of a default or termination, our agreements with third parties may take an extended period of time to unwind or resolve and, under certain circumstances such as early termination, may require us to pay substantial termination fees, which could adversely affect our business operations, results of operations and financial condition.

•	If our relationships with third parties include indemnification provisions or obligations, we may be required, under specified circumstances, to indemnify the other parties for certain losses they incur in connection with the products or services they provide to us. In the event we are obligated to make payments to third parties under indemnification or other obligations for losses of third parties, it could adversely affect our results of operation and financial condition. See Note 11 to the consolidated financial statements for further discussion.

We face intense competition in the credit card industry which could negatively impact our ability to generate new accounts and receivables. Advanta Business Cards competes in the highly competitive credit card industry. Within the credit card industry there is aggressive and highly competitive use of advertising, product and service offerings and pricing, including with respect to finance charge rates, rewards and other incentive programs and cardholder fees. Many of our competitors are substantially larger and have more capital and other resources than we do. In addition, there has been a trend toward consolidation among credit card issuers in recent years which has resulted in even larger competitors. Competition among lenders can take many forms, including convenience in obtaining a loan, the size of their existing customer base, the ability to cross-sell products to that customer base, intellectual property rights, customer service, rewards programs, size of loans, finance charge rates and other types of finance or service charges, the nature of the risk the lender is willing to assume and the type of security, if any, required by the lender. These competitive pressures may increase and could negatively impact our ability to market our products and services effectively, our ability to attract and retain customers, our ability to generate new business credit card receivables and our profitability. See “Item 1. Business — Competition” for further discussion.

We may make investments in innovation, new lines of business, new business strategies and ideas that may disrupt our ongoing business and may not be successful. We have invested, and in the future may invest, in new business ideas and strategies, new lines of business, initiatives to innovate our ongoing business and strategy, and resources, including human resources, to implement any of the foregoing. Recently these investments have included, among others, investments in offshoring, outsourcing and other initiatives to enhance our productivity and efficiency. These efforts involve investments of financial resources, employees’ time and other human resources and involve significant risks and uncertainties, including distraction of management and other personnel from current operations, inability to generate sufficient revenues to offset expenses associated with the endeavor and the potential identification of risks and issues that were not known or discovered before we invested in the initiative. Because these investments are inherently risky and uncertain, there can be no assurance that the investments, strategies or initiatives will be successful or profitable and will not negatively affect the Company’s operating results or financial condition.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2007, Advanta had no owned real property and total leased office space was approximately 335,000 square feet. The significant properties that Advanta leases for its business operations are described below.

Advanta leases approximately 110,000 square feet in Spring House, Pennsylvania for its principal executive and corporate offices and for use by Advanta Business Cards. In Horsham, Pennsylvania, Advanta leases approximately 110,000 square feet in one building for Advanta Business Cards operations and certain Advanta Bank Corp. and corporate staff functions, and approximately 12,000 square feet in a second building for storage space. At December 31, 2007, Advanta also leased approximately 12,000 square feet of office space for Advanta Business Cards operations in Gibbsboro, New Jersey. In Wilmington, Delaware, Advanta leases approximately 19,000 square feet of office space for Advanta Bank and for corporate and Advanta Business Cards operations. Advanta also leases approximately 72,000 square feet of office space in Draper, Utah for Advanta Bank Corp. and Advanta Business Cards operations.

Item 3.	Legal Proceedings

Since June 20, 2001, Advanta Mortgage Corp.  USA (“AMCUSA”) and Advanta Mortgage Conduit Services, Inc. (“AMCSI”), subsidiaries of Advanta Corp., have been involved in arbitration before the American Arbitration Association in San Francisco, California brought by Goodrich & Pennington Mortgage Fund, Inc. (“GPMF”), a participant in one of the programs of our former mortgage business. GPMF’s asserted claims in the arbitration included allegations that AMCUSA and AMCSI failed to provide information and documentation under the former mortgage program and various claims concerning GPMF’s relationship with AMCUSA and AMCSI. After several interim awards, on January 24, 2006, the arbitrator issued a final award in favor of AMCUSA and AMCSI rejecting all of GPMF’s claims. After cross-petitions to vacate and confirm the arbitration award were filed, and despite motions for a temporary restraining order and injunction filed and pursued by GPMF in California state court, on April 6, 2006, the California state court entered judgment in conformance with the arbitration award in favor of AMCUSA and AMCSI. GPMF appealed that judgment and the appellate court ruled in favor of AMCUSA and AMCSI. The time for GPMFI to seek any further appeal in this matter has expired without an appeal having been filed. The time for the California Supreme Court to grant review sua sponte expired on February 19, 2008.

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

Name	Age	Office	Date Elected

Dennis Alter	65	Chairman of the Board and Chief Executive Officer	1972
William A. Rosoff	64	Vice Chairman of the Board and President	1996
Philip M. Browne	47	Senior Vice President and Chief Financial Officer	1998
Chad C. Blue	38	Chief Credit Officer	2007
John F. Moore	56	President, Advanta Bank Corp.	2004
David B. Weinstock	43	Vice President and Chief Accounting Officer	2001

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

Mr. Rosoff joined the Company in January 1996 as a Director and Vice Chairman. In October 1999, Mr. Rosoff became President as well as Vice Chairman of the Board of the Company. Prior to joining the Company, Mr. Rosoff was a long time partner of the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, where he advised the Company for over 20 years. While at Wolf, Block, Schorr and Solis-Cohen LLP he served as Chairman of its Executive Committee and, immediately before joining the Company, as a member of its Executive Committee and Chairman of its Tax Department.

Mr. Browne joined the Company in June 1998 as Senior Vice President and Chief Financial Officer. Prior to joining Advanta Corp., he was an Audit and Business Advisory Partner at Arthur Andersen LLP. Mr. Browne is a director of The Bon-Ton Stores, Inc., a publicly held corporation. He serves as Chairman of the Audit Committee for The Bon-Ton Stores, Inc.

Mr. Blue joined the Company in 1993.  From 1993 to 1998 he held a number of collections and credit policy positions within Advanta’s consumer credit card business. In 1998, Mr. Blue became a Credit Policy analyst with First USA/Bank One. During his time with First USA, Mr. Blue provided analytical support for small business credit cards and unsecured installment loans. In 1999, Mr. Blue returned to the Company and, since that time, he has been serving in various capacities in the Company’s credit analytics area for Advanta Business Cards. In December 2007 he was appointed Chief Credit Officer of Advanta Corp. and Advanta Bank Corp.

Mr. Moore joined the Company in 1986 as Assistant Treasurer. In addition to serving as Assistant Treasurer, from January 2001 until January 2004, Mr. Moore also served as the Company’s Managing Director, Retail Funding; and from January 1995 until June 2005, Mr. Moore also served as Vice President of Advanta National Bank, now Advanta Bank. In January 2004, Mr. Moore was elected President of Advanta Bank Corp.

Mr. Weinstock joined the Company in 1998 and became Vice President and Chief Accounting Officer in March 2001. From October 1999 to January 2005, Mr. Weinstock also served as Vice President of Investor Relations. Prior to that, from April 1999 to October 1999 he served as the Company’s Controller. Prior to joining Advanta Corp., Mr. Weinstock served as a Senior Manager at Arthur Andersen LLP from 1996 to 1998, where he audited public and private companies and provided business advisory and consulting services to financial services companies.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this item concerning Equity Compensation Plan information is included in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in Part III, Item 12.

(a)	Common Stock Price Ranges and Dividends

The Company’s common stock is traded on the NASDAQ Stock Market under the symbols ADVNA (Class A voting common stock) and ADVNB (Class B non-voting common stock). Effective April 7, 2008, the Company’s common stock symbols on the NASDAQ Stock Market will be converted to ADVN.A (Class A common stock) and ADVN.B (Class B non-voting common stock).

In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split, in the form of a 50% stock dividend payable June 15, 2007, on both Class A and Class B Common Stock. We have adjusted all stock prices, share amounts and dividends below to reflect the stock split for all periods presented.

Following are the high, low and closing prices and cash dividends declared for the last two years as they apply to each class of stock:

				Cash
				Dividends
Quarter Ended:	High	Low	Close	Declared

Class A:
March 31, 2006	$23.16	$19.21	$22.73	$0.0756
June 30, 2006	25.49	21.01	21.86	0.1417
September 30, 2006	23.33	19.44	22.65	0.1417
December 31, 2006	28.42	22.35	26.54	0.1417

March 31, 2007	$29.40	$23.96	$26.72	$0.1417
June 30, 2007	31.47	26.09	28.40	0.1771
September 30, 2007	30.65	20.46	24.31	0.1771
December 31, 2007	26.45	6.93	7.30	0.1771

Class B:
March 31, 2006	$24.96	$20.56	$24.58	$0.0907
June 30, 2006	27.83	23.00	23.97	0.1700
September 30, 2006	25.50	21.28	24.60	0.1700
December 31, 2006	31.14	24.34	29.09	0.1700

March 31, 2007	$31.72	$26.31	$29.23	$0.1700
June 30, 2007	34.51	28.57	31.14	0.2125
September 30, 2007	33.74	23.32	27.42	0.2125
December 31, 2007	29.95	7.84	8.07	0.2125

At February 1, 2008, Advanta Corp. had approximately 177 holders of record of Class A Common Stock and 331 holders of record of Class B Common Stock.

In April 2007, our Board of Directors approved an increase in the regular quarterly cash dividends on the Class A Common Stock and Class B Common Stock beginning with the dividend paid in the second quarter of 2007. Also, in March 2006 our Board of Directors approved an increase in the regular quarterly cash dividends on the Class A Common Stock and Class B Common Stock beginning with the dividend paid in the second quarter of 2006.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information with respect to all purchases of equity securities by us during the period from October 1, 2007 through December 31, 2007. Shares are in thousands.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d)Maximum Number
				(or Approximate
			(c)Total Number of	Dollar Value of
			Shares Purchased as	Shares) That May
	(a)Total Number	(b)Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs (A)	Programs (A)

Class A:
10/1/07-10/31/07	0.0	N/A*	0.0	0.0
11/1/07-11/30/07	0.0	N/A*	0.0	0.0
12/1/07-12/31/07	0.0	N/A*	0.0	0.0

Subtotal Class A	0.0	N/A*	0.0	0.0
Class B:
10/1/07-10/31/07	150.0	$16.24	150.0	241.5
11/1/07-11/30/07	241.5	13.11	241.5	0.0
12/1/07-12/31/07	0.0	N/A*	0.0	0.0

Subtotal Class B	391.5	$14.31	391.5	0.0

Total	391.5	$14.31	391.5	0.0

(A)	In April 2007, the Board of Directors of Advanta Corp. authorized the repurchase of up to 1.5 million shares of Advanta Corp.’s Class B Common Stock. We completed repurchases in connection with this authorization during the fourth quarter of 2007.

(*)	N/A — Not Applicable

Stock Performance Graph

The following graph compares the cumulative total stockholder return on Advanta Corp. Class A Common Stock and Advanta Corp. Class B Common Stock during the five years ended December 31, 2007 with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Index and S&P 500 Financials Index. The comparison assumes a $100 investment at the market price on the close of business on December 31, 2002 and assumes reinvestment of dividends.

	1/1/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Advanta Corp. Class A Common Stock	$100.0	$147.7	$263.0	$356.3	$480.9	$138.0
Advanta Corp. Class B Common Stock	100.0	139.5	271.6	370.0	509.4	147.9
S&P 500 Index	100.0	128.7	142.7	149.7	173.3	182.9
S&P 500 Financials Index	100.0	130.6	144.6	153.7	182.7	149.6

Item 6.	Selected Financial Data

($ in thousands, except per share amounts)	Year Ended December 31,

	2007	2006	2005	2004	2003

Summary of Operations
Interest income	$195,647	$169,755	$139,601	$106,709	$108,361
Interest expense	99,331	75,310	57,586	45,577	48,308
Noninterest revenues	366,497	337,955	290,840	287,841	268,541
Provision for credit losses	58,165	38,600	40,297	42,368	45,423
Operating expenses(1)(2)	288,968	256,812	243,058	234,298	225,165
Minority interest in income of consolidated subsidiary(3)	0	0	0	0	8,880
Gain on transfer of consumer credit card business	0	0	67,679	0	0
Income from continuing operations before income taxes	115,680	136,988	157,179	72,307	49,126
Income from continuing operations	71,028	84,248	116,689	44,273	30,213
Gain (loss), net, on discontinuance of mortgage and leasing
businesses, net of tax	1,022	738	(6,260)	468	(1,968)
Net income	72,050	84,986	110,429	44,741	28,245

Per Common Share Data(4)
Basic income from continuing operations:
Class A	$1.61	$2.01	$2.90	$1.13	$0.79
Class B	1.78	2.12	2.98	1.20	0.86
Combined(5)	1.73	2.08	2.95	1.18	0.83
Diluted income from continuing operations:
Class A	1.55	1.88	2.66	1.04	0.77
Class B	1.64	1.92	2.69	1.08	0.82
Combined(5)	1.61	1.91	2.68	1.07	0.80
Basic net income:
Class A	1.64	2.02	2.74	1.14	0.74
Class B	1.81	2.14	2.82	1.22	0.80
Combined(5)	1.75	2.10	2.79	1.19	0.78
Diluted net income:
Class A	1.57	1.90	2.51	1.05	0.72
Class B	1.66	1.94	2.55	1.09	0.77
Combined(5)	1.63	1.92	2.54	1.08	0.75
Cash dividends declared:
Class A	0.6730	0.5006	0.2898	0.2310	0.1680
Class B	0.8075	0.6007	0.3478	0.2772	0.2016

Book value-combined	14.40	13.77	12.49	9.93	9.25
Closing stock price:
Class A	7.30	26.54	20.09	15.08	8.62
Class B	8.07	29.09	21.63	16.18	8.48

Financial Condition at Year End
Investments(6)	$1,096,087	$745,108	$574,839	$482,917	$480,935
Gross business credit card receivables:
Owned	1,031,607	1,133,132	879,468	730,483	518,040
Securitized	5,315,421	4,073,128	2,880,401	2,564,147	2,463,747

Managed(7)	6,347,028	5,206,260	3,759,869	3,294,630	2,981,787
Total owned assets	2,764,372	2,413,138	2,127,403	1,692,924	1,698,444
Deposits	1,651,737	1,365,138	1,070,572	825,273	672,204
Debt	220,848	227,126	226,856	265,759	314,817
Other borrowings	25,000	0	0	0	0
Subordinated debt payable to preferred securities trust	103,093	103,093	103,093	103,093	103,093
Stockholders’ equity	585,781	567,161	515,437	392,194	341,207

Selected Financial Highlights (continued)	Year Ended December 31,

	2007	2006	2005	2004	2003

Selected Financial Ratios
Return on average assets	2.81%	3.79%	5.61%	2.81%	1.45%
Return on average common equity	12.24	15.80	23.06	12.18	8.59
Return on average total equity	12.24	15.80	23.04	12.19	8.61
Equity/owned assets	21.19	23.50	24.23	23.17	20.09
Equity/managed assets(8)	7.38	8.94	10.52	9.44	8.38
Dividend payout	44.26	27.70	12.32	23.79	26.78
As a percentage of owned business credit card
receivables:
Total receivables 30 days or more delinquent at year end	4.11	2.30	2.68	3.87	4.88
Net principal charge-offs	3.39	3.19	5.37	6.38	7.42

(1)	Effective January 1, 2006, we adopted SFAS 123 (R), Share-Based Payment, using the modified prospective method and began recognizing compensation expense for equity-based compensation arrangements, including stock options, using a fair value based method.

(2)	Operating expenses in 2007 include $12.0 million of charges associated with a contingent obligation to indemnify Visa Inc. for certain litigation matters.

(3)	Our adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, as revised, resulted in the deconsolidation of the subsidiary trust that issued our trust preferred securities effective December 31, 2003. The consolidated income statements include interest expense on subordinated debt payable to preferred securities trust beginning January 1, 2004 as compared to periods through December 31, 2003 that included payments on the trust preferred securities classified as minority interest in income of consolidated subsidiary.

(4)	All per share amounts have been adjusted to reflect the three-for-two stock split effective June 15, 2007.

(5)	Combined represents net income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

(6)	Includes federal funds sold and investments available for sale.

(7)	Managed statistics are non-GAAP financial measures and represent the sum of owned (GAAP) business credit card statistics and securitized business credit card statistics. We believe that performance on a managed basis provides useful supplemental information to investors because we retain interests in the securitized receivables and, therefore, we have a financial interest in and exposure to the performance of the securitized receivables.

(8)	See “Liquidity, Capital Resources and Analysis of Financial Condition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of managed assets to on-balance sheet assets and a description of why management believes the ratio of equity to managed assets is useful to investors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our strategy in Advanta Business Cards is to maximize long-term profits by attracting and retaining high credit quality customers and deepening our customer relationships. Our marketing campaigns have been designed to achieve our strategy by utilizing competitively-priced product offerings that have typically included promotional pricing and rewards. Our recent credit card product offerings were designed to be the best combinations of pricing, rewards, features and customer service for small businesses and business professionals. We use a targeted approach to market segments, aiming to anticipate the needs of various small businesses and business professionals, and to offer products and services that are useful to them. Our strategy also involves strengthening and deepening our relationships with our existing customers through our rewards programs, tailored promotional offers, on-line account management tools and a high level of customer service.

Our primary competitors are among the largest issuers of credit cards in the United States. We believe our exclusive focus on the small business market, as well as our experience in serving this market, provide us with a competitive advantage as compared to these larger competitors. Small business credit cards generally represent a less significant portion of our competitors’ businesses as compared to their consumer credit card portfolios. We believe that our focus and size enable us to quickly respond to the market environment. The small business credit card market has grown significantly in the past several years. We expect the continued migration of small businesses to business credit cards from consumer credit cards and increased usage of business credit cards as a payment vehicle to generate continued growth opportunities.

The current market and economic environments present us with inherent and specific challenges. The general economic environment in the United States has had and may continue to have a significant impact on our results. We believe that deterioration in the U.S. economy in the fourth quarter of 2007 has negatively impacted the credit quality of our receivables and decreased rates of growth in customer merchandise sales volume in late 2007. We have experienced continued increases in delinquency rates and lower growth in merchandise sales volume in January 2008 which may negatively impact our 2008 results. Additional deterioration in the U.S. economy could cause these trends to continue or worsen. We anticipate that the negative effects of the economic downturn will be partially offset by higher net interest margin resulting from decreases in market interest rates. The intense competition in the credit card industry may also affect our ability to attract and retain high credit quality customers and to deepen or maintain our customer relationships. We believe that a strong U.S. economy could favorably impact the credit quality of our receivables and increase customer activity. Improvement in the U.S. economy could result in lower net interest margin that we believe could be partially offset by increases in customer merchandise sales volume and improvements in the credit quality of our receivables.

In response to the current market and economic challenges, we continue to develop and refine our product offerings, services and strategies to help us achieve our strategic objectives including originating and retaining profitable relationships with high credit quality customers. As part of our response, we may continue to test new means of marketing to complement our direct mail offers and develop additional product offerings to meet and anticipate the needs of small businesses and business professionals.

Income from continuing operations includes the following business segment results for the years ended December 31:

($ in thousands, except per share amounts)	2007	2006	2005

Pretax income (loss):
Advanta Business Cards	$126,485	$135,587	$88,905
Other(1)	(10,805)	1,401	68,274

Total pretax income	115,680	136,988	157,179
Income tax expense	44,652	52,740	40,490

Income from continuing operations	$71,028	$84,248	$116,689

Per combined common share, assuming dilution	$1.61	$1.91	$2.68

(1)	Other for 2007 includes $12.0 million of expenses associated with a contingent obligation to indemnify Visa Inc. for certain litigation matters. Other for 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business.

Our Advanta Business Cards segment offers business purpose credit cards. Our product offerings have been competitively priced and have typically included promotional pricing and rewards. They were designed to selectively attract and retain high credit quality customers and to respond to the competitive environment. Promotional pricing reduces the interest yield on new accounts during the initial promotional periods.

The decrease in Advanta Business Cards pretax income for the year ended December 31, 2007 as compared to 2006 is due primarily to an increase in net principal charge-off and delinquency rates on owned and securitized receivables and lower interest yields. The rate of new customer and receivables growth and our competitive product offerings have increased the percentage of customers in the receivable portfolio with promotional or competitive pricing, which has reduced average interest yields in the year ending December 31, 2007 as compared to 2006. We expect the average yield earned on business credit card receivables to increase in 2008 as introductory pricing periods expire on many of the accounts originated in prior periods and based on our lower expected level of new account originations as well as planned repricing and marketing strategies. Although we continued to originate high credit quality customers in 2007, we had higher delinquency and net principal charge-offs rates in 2007 as compared to 2006 due primarily to deterioration in the economic environment and seasoning of accounts within the receivable portfolio, and as a result, we had higher provision for credit losses and lower securitization income. Additional deterioration in the U.S. economy could further affect our provision for credit losses, securitization income and results of operations. The unfavorable impact of higher provision for credit losses, lower securitization income and lower interest yields in 2007 were partially offset by growth in average owned and securitized receivables, higher transaction volume, gains on the sale of MasterCard Incorporated shares, and a decrease in operating expenses as a percentage of owned and securitized receivables. We expect our operating expense percentage to increase in 2008 as compared to 2007 based on the anticipated level of spending on new product offering initiatives to respond to the current economic environment and potential changes in the regulatory environment.

Advanta Business Cards pretax income increased for the year ended December 31, 2006 as compared to 2005, due primarily to growth in average owned and securitized receivables, higher transaction volume, improved asset quality resulting in decreases in credit loss rates on owned and securitized receivables, and decreases in operating expenses as a percentage of owned and securitized receivables. These favorable impacts were partially offset by higher cost of funds on securitized receivables and a decline in yields on owned and securitized receivables as a result of our competitively-priced product offerings and an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing in 2006 as compared to 2005 due to a higher rate of receivables growth.

Pretax income (loss) from continuing operations in each reporting period also includes venture capital investment realized and unrealized gains or losses reflecting the market conditions for our venture capital investments in each respective period. We had a net gain of $1.2 million on venture capital investments for the year ended December 31, 2007, gains of $1.4 million for 2006, and a net gain of $593 thousand for 2005. The estimated fair value of our venture capital investments was $413 thousand at December 31, 2007 and $1.0 million at December 31, 2006. In recent years, we have limited our new venture capital investment activity and we presently do not expect to make significant additional venture capital investments.

Pretax income for the year ended December 31, 2007 includes $12.0 million of expenses associated with a contingent obligation to indemnify Visa Inc. for certain litigation matters. See “Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. Pretax income for the year ended December 31, 2005 includes a $67.7 million pretax gain on transfer of consumer credit card business relating to our May 28, 2004 agreement with Bank of America Corp. (“Bank of America”). See “Gain on Transfer of Consumer Credit Card Business” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Gain (loss), net, on discontinuance of mortgage and leasing businesses was comprised of the following components for the years ended December 31:

($ in thousands, except per share amounts)	2007	2006	2005

Mortgage business pretax gain (loss) on discontinuance	$800	$500	$(13,762)
Leasing business pretax gain on discontinuance	865	700	3,500
Income tax (expense) benefit	(643)	(462)	4,002

Gain (loss), net, on discontinuance of mortgage and leasing businesses	$1,022	$738	$(6,260)

Per combined common share, assuming dilution	$0.02	$0.02	$(0.14)

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

Allowance for Receivable Losses

Receivables on the consolidated balance sheets are presented net of the allowance for receivable losses. The allowance for receivable losses represents management’s estimate of probable losses inherent in the on-balance sheet receivable portfolio. We establish the allowance for receivable losses through provisions charged to earnings. We report provisions for credit losses, representing the portion of receivable losses attributable to principal, separately on the consolidated income statements. We record provisions for interest and fee receivable losses as direct reductions to interest and fee income. The allowance for receivable losses is evaluated on a regular basis by management and is based upon management’s review of the collectibility of receivables in light of historical experience by receivable type, the nature and volume of the receivable portfolio, adverse situations that may affect the borrowers’ ability to repay and prevailing economic conditions. Since our business credit card receivable portfolio is comprised of smaller balance homogeneous receivables, we generally evaluate the receivables collectively for impairment through the use of a migration analysis as well as the consideration of other factors that may indicate increased risk of loss, such as bankrupt accounts, overlimit accounts or accounts that have been re-aged or entered a workout program. A migration analysis is a technique used to estimate the likelihood that a receivable or pool of receivables will progress through various delinquency stages and charge off. The allowance evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in economic conditions, the composition and risk characteristics of the receivables portfolio, bankruptcy laws or regulatory policies could impact our credit losses. A 10% change in the allowance for business credit card receivable losses at December 31, 2007 would impact the allowance for receivable losses and pretax income of the Advanta Business Cards segment by $6.7 million. See Note 5 to the consolidated financial statements for a rollforward of the allowance for receivable losses including provisions and charge-offs in each reporting period.

Securitization Income

A significant portion of our funding for the Advanta Business Cards segment is through securitizations. Retained interests in securitizations are included in accounts receivable from securitizations on the consolidated balance sheets. These assets are carried at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income on the consolidated income statements. We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis if quoted market prices are not available. We estimate the cash flows of the retained interest-only strip as the excess of the interest yield on the pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and future credit losses over the life of the existing receivables. We discount cash flows from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. The discounted cash flow analysis is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in economic conditions, market interest rates, changes in the level of payments on securitized receivables, the composition and risk characteristics of the securitized receivables, bankruptcy laws or regulatory policies could cause actual cash flows from the securitized receivables to vary from management’s estimates.

Note 6 to the consolidated financial statements summarizes the key assumptions used to estimate the fair value of retained interests in securitizations during each of the reporting periods and at December 31, 2007 and 2006. Note 6 also includes a sensitivity analysis of the valuations of retained interests in securitizations, assuming two changes in each of those assumptions at December 31, 2007. See “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of valuation adjustments to retained interests in securitizations in each of the reporting periods.

Rewards Programs

We offer rewards programs with most of our business purpose credit cards. Under our rewards programs, customers may earn cash back rewards and/or business rewards that can be redeemed for travel, gift certificates or merchandise. We estimate the costs of future rewards redemptions and record a liability at the time rewards are earned by the customer. These costs of future rewards redemptions are recorded as a reduction of other revenues on the consolidated income statements. Estimates of the costs of future rewards redemptions require management to make predictions about future customer behavior, including assumptions regarding the percentage of earned rewards that customers will ultimately redeem and the cost of business rewards. We base the assumptions on historical experience, consideration of changes in portfolio composition and changes in the rewards programs, including redemption terms. It is reasonably possible that actual results will differ from our estimates or that our estimated liability for these programs may change. If either the estimated percentage of earned rewards that customers will ultimately redeem for each program or the estimated cost per redeemed reward point increased by 10% at December 31, 2007, other revenues of the Advanta Business Cards segment would decrease $3.8 million and other liabilities would increase by the same amount.

We revised our estimated costs of future rewards redemptions in each of the three years ended December 31, 2007 based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. The changes in estimated costs of future rewards redemptions increased other revenues $2.2 million in the year ended December 31, 2007, $500 thousand in 2006 and decreased other revenues $1.2 million in 2005.

Income Taxes

Our effective tax rate is based on expected income, statutory tax rates, current tax law, changes in uncertain tax positions and tax planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is required in determining our effective tax rate and in evaluating our tax positions. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our liability for uncertain tax positions reflects the probable outcome of known tax contingencies.

Tax positions taken or expected to be taken in a tax return are evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. This analysis is inherently subjective, as it requires management to forecast the outcome of future tax examinations and the amount of tax benefits that will ultimately be realized given the facts, circumstances, and information available at the reporting date. New information may become available in future periods that could cause the actual amount of tax benefits to vary from management’s estimates.

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

Changes in estimates of deferred tax asset realizability or effective tax rates may impact the income tax expense of our Advanta Business Cards segment, other continuing operations not attributable to segments or discontinued operations, depending on the circumstances associated with the change in estimate. The net deferred tax asset is included in other assets on the consolidated balance sheets. A 10% decrease in the estimated realizability of our net deferred tax assets would decrease deferred tax assets and increase income tax expense by $3.8 million at December 31, 2007. A 100 basis point increase in our effective tax rate, which includes provisions for uncertain tax positions, would increase our income tax expense attributable to continuing operations by $1.2 million for the year ended December 31, 2007.

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America. The settlement resulted in a reduction of our deferred tax asset related to net operating loss carryforwards and a reduction in the valuation allowance in 2005. See “Income Taxes” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

($ in thousands)	2007	2006	2005

Average owned receivables	$1,227,967	$1,059,566	$835,093
Average securitized receivables	$4,696,289	$3,337,888	$2,675,906
Customer transaction volume	$14,444,072	$12,342,149	$9,830,979
New account originations	335,147	370,564	237,005
Average number of active accounts(1)	905,497	713,302	598,839
Ending number of accounts at December 31	1,316,523	1,126,083	877,114

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the years ended December 31.

The decrease in new account originations for year ended December 31, 2007 as compared to 2006 is due primarily to a reduction in mail volume in direct mail account acquisition campaigns. Based on planned marketing strategies and in response to current economic conditions, we expect to originate less new accounts in 2008 as compared to 2007. The increase in new account originations for the year ended December 31, 2006 as compared to 2005 is due to enhanced product offerings resulting in improved effectiveness in account acquisition campaigns as well as the size and number of account acquisition campaigns.

The components of pretax income for Advanta Business Cards for the years ended December 31 were as follows:

($ in thousands)	2007	2006	2005

Net interest income on owned interest-earning assets	$102,333	$97,505	$85,670
Noninterest revenues	358,791	332,924	284,556
Provision for credit losses	(58,200)	(38,650)	(40,315)
Operating expenses	(276,439)	(256,192)	(241,006)

Pretax income	$126,485	$135,587	$88,905

Net interest income on owned interest-earning assets increased $4.8 million for the year ended December 31, 2007 as compared to 2006 and increased $11.8 million for the year ended December 31, 2006 as compared to 2005. The increases in both years were due primarily to increases in average owned business credit card receivables, partially offset by decreases in the average yield earned on our business credit card receivables as a result of our competitively-priced product offerings and an increase in the percentage of customers in the receivable portfolio with promotional or competitive pricing as compared to the prior year. Net interest income in 2007 also includes the benefit of deposit insurance credit sale gains of $1.9 million. For segment reporting purposes, these gains are included in the allocation of interest expense to Advanta Business Cards. Average owned business credit card receivables increased $168 million for the year ended December 31, 2007 as compared to 2006, and increased $224 million for the year ended December 31, 2006 as compared to 2005.

Noninterest revenues include securitization income, servicing revenues, interchange income and other revenues, and are reduced by rewards costs. Noninterest revenues increased $25.9 million for the year ended December 31, 2007 as compared to 2006 and increased $48.4 million for the year ended December 31, 2006 as compared to 2005. The increases in both years are due primarily to higher merchandise sales transaction volume that resulted in higher interchange income and increased volume of securitized receivables that resulted in higher servicing fees, partially offset by higher rewards costs. Securitization income decreased for the year ended December 31, 2007 as compared to 2006 due primarily to an increase in net principal charge-off and delinquency rates and a decrease in average yield on securitized receivables, partially offset by growth in average securitized receivables. Securitization income for 2007 includes an unfavorable valuation adjustment to retained interests in securitizations of $17.2 million resulting primarily from an increase in estimated future credit losses on securitized receivables at December 31, 2007 as compared to prior estimates, and an increase in discount rates resulting from the credit market environment. Securitization income increased for 2006 as compared to 2005 due to increased volume of securitized receivables and decreases in the net principal charge-off rates on securitized receivables, partially offset by an increase in the floating interest rates earned by noteholders and a decrease in yields on securitized receivables. Noninterest revenues also include investment gains on the sale of MasterCard Incorporated shares of $6.2 million in 2007 and $2.4 million in 2006.

The increase in provision for credit losses for the year ended December 31, 2007 as compared to 2006 was due primarily to increases in delinquency and net principal charge-off rate trends, and also reflects the increase in average owned business credit card receivables. The increases in delinquency and net principal charge-off rates are the result of the current economic environment and seasoning of accounts within the receivables portfolio. The decrease in provision for credit losses for the year ended December 31, 2006 as compared to 2005 was due primarily to lower bankruptcy petition filings and improved credit quality of the portfolio, partially offset by increases in average owned business credit card receivables. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.

Operating expenses for the year ended December 31, 2007 increased as compared to 2006 due primarily to higher personnel costs, costs related to growth in accounts and owned and securitized receivables, expenses associated with profitability initiatives, and higher fraud losses, partially offset by lower marketing costs. The decrease in marketing costs for the year ended December 31, 2007 as compared to 2006 was due primarily to incremental customer acquisition costs largely associated with new prospect lists incurred in 2006. Operating expenses for the year ended December 31, 2006 increased as compared to 2005 due primarily to higher amortization of deferred origination costs related to the increases in new account originations, and higher business credit card marketing expenses related to incremental customer acquisition costs.

Interest Income and Expense

($ in thousands)	Year Ended December 31,

	2007	2006	2005

Interest income	$195,647	$169,755	$139,601
Interest expense	99,331	75,310	57,586

Total interest income increased $25.9 million for the year ended December 31, 2007 as compared to 2006. The increase in total interest income for 2007 was due primarily to an increase in average balances of owned business credit card receivables, federal funds sold and investments, partially offset by a decrease in the average yield earned on our business credit card receivables. The decrease in the average yield on our business credit card receivables was primarily the result of an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing in 2007 as compared to 2006. We expect the average yield earned on business credit card receivables to increase in 2008 as introductory pricing periods expire on many of the accounts originated in prior periods and based on our lower expected level of new account originations as well as planned repricing and marketing strategies.

Total interest income increased $30.2 million for the year ended December 31, 2006 as compared to 2005 due primarily to an increase in average owned business credit card receivables and federal funds sold, and an increase in average yields earned on our federal funds sold and investments, partially offset by decreases in the average yield earned on our business credit card receivables. The decrease in the average yield on our business credit card receivables for 2006 was primarily the result of an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing as compared to 2005 due to a higher rate of receivables growth in 2006.

Total interest expense increased $24.0 million for the year ended December 31, 2007 as compared to 2006 and increased $17.7 million for the year ended December 31, 2006 as compared to 2005. The increases in total interest expense were due primarily to increases in deposits outstanding and increases in the average cost of funds on deposits resulting from the interest rate environment. Average deposits increased $278 million for the year ended December 31, 2007 as compared to 2006 and increased $206 million for the year ended December 31, 2006 as compared to 2005. We expect our average cost of funds on deposits to decrease in 2008 based on our expectations for market interest rate movements in 2008.

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

Interest Rate Analysis and Average Balances

	Year Ended December 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Owned receivables:
Business credit cards(1)	$1,227,967	$136,806	11.14%	$1,059,566	$125,580	11.85%	$835,093	$106,888	12.80%
Other receivables	7,533	413	5.48	7,656	375	4.90	8,987	475	5.29

Total receivables	1,235,500	137,219	11.11	1,067,222	125,955	11.80	844,080	107,363	12.72
Federal funds sold	579,768	29,091	5.02	396,835	20,003	5.04	372,389	12,067	3.24
Restricted interest-bearing deposits	582	30	5.15	1,321	50	3.79	1,806	37	2.05
Tax-free investments(2)	310	22	7.10	576	31	5.38	968	59	6.10
Taxable investments	170,520	8,844	5.19	126,119	5,568	4.41	166,578	5,287	3.17
Retained interests in securitizations	228,361	20,449	8.95	203,921	18,158	8.90	168,907	14,809	8.77
Interest-earning assets of
discontinued operations	0	0	0.00	0	0	0.00	7,724	677	8.76

Total interest-earning assets(3)	2,215,041	$195,655	8.83%	1,795,994	$169,765	9.45%	1,562,452	$140,299	8.98%
Noninterest-earning assets	344,693			444,984			406,943

Total assets	$2,559,734			$2,240,978			$1,969,395

Interest-bearing liabilities:
Deposits:
Money market savings	$87,796	$4,322	4.92%	$47,835	$2,253	4.71%	$7,610	$218	2.86%
Time deposits under $100,000	494,248	25,037	5.07	428,192	18,867	4.41	401,641	14,146	3.52
Time deposits of $100,000 or more	877,192	45,121	5.14	705,203	31,159	4.42	565,694	19,381	3.43

Total deposits	1,459,236	74,480	5.10	1,181,230	52,279	4.43	974,945	33,745	3.46
Debt	224,379	15,492	6.90	216,364	13,818	6.39	241,482	14,877	6.16
Subordinated debt payable to
preferred securities trust	103,093	9,268	8.99	103,093	9,167	8.89	103,093	9,158	8.88
Other borrowings	1,088	91	8.36	850	46	5.42	61	2	3.75

Total interest-bearing liabilities(4)	1,787,796	$99,331	5.56%	1,501,537	$75,310	5.02%	1,319,581	$57,782	4.38%
Noninterest-bearing liabilities	183,503			201,443			170,484

Total liabilities	1,971,299			1,702,980			1,490,065
Stockholders’ equity	588,435			537,998			479,330

Total liabilities and stockholders’ equity	$2,559,734			$2,240,978			$1,969,395

Net interest spread			3.27%			4.43%			4.60%

Net interest margin			4.35%			5.26%			5.28%

(1)	Interest income includes late fees for owned business credit card receivables of $9.3 million for the year ended December 31, 2007, $8.5 million for 2006, and $7.1 million for 2005.
(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.
(3)	Includes assets held and available for sale and nonaccrual receivables.
(4)	Includes funding of assets for both continuing and discontinued operations for the year ended December 31, 2005.

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

	2007 vs. 2006				2006 vs. 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Changes	Changes	Changes	Total	Changes	Changes	Changes	Total
	in	in	in Rate/	Increase	in	in	in Rate/	Increase
($ in thousands)	Volume(1)	Rate(2)	Volume(3)	(Decrease)	Volume(1)	Rate(2)	Volume(3)	(Decrease)

Interest income from:
Owned receivables:
Business credit cards	$19,956	$(7,523)	$(1,207)	$11,226	$28,733	$(7,933)	$(2,108)	$18,692
Other receivables	(6)	44	0	38	(70)	(35)	5	(100)
Federal funds sold	9,220	(79)	(53)	9,088	792	6,703	441	7,936
Restricted interest-bearing deposits	(28)	18	(10)	(20)	(10)	31	(8)	13
Tax-free investments	(14)	10	(5)	(9)	(24)	(7)	3	(28)
Taxable investments	1,958	984	334	3,276	(1,283)	2,066	(502)	281
Retained interests in securitizations	2,175	102	14	2,291	3,071	220	58	3,349
Interest-earning assets of discontinued operations	0	0	0	0	(677)	0	0	(677)

Total interest income	$33,261	$(6,444)	$(927)	$25,890	$30,532	$1,045	$(2,111)	$29,466

Interest expense on:
Deposits:
Money market savings	$1,882	$100	$87	$2,069	$1,150	$141	$744	$2,035
Time deposits under $100,000	2,913	2,826	431	6,170	935	3,575	211	4,721
Time deposits of $100,000 or more	7,602	5,077	1,283	13,962	4,785	5,600	1,393	11,778
Debt	512	1,103	59	1,674	(1,547)	555	(67)	(1,059)
Subordinated debt payable to preferred securities trust	0	101	0	101	0	9	0	9
Other borrowings	13	25	7	45	30	1	13	44

Total interest expense	12,922	9,232	1,867	24,021	5,353	9,881	2,294	17,528

Net interest income	$20,339	$(15,676)	$(2,794)	$1,869	$25,179	$(8,836)	$(4,405)	$11,938

(1)	Equals change in volume multiplied by prior year rate.

(2)	Equals change in rate multiplied by prior year volume.

(3)	Equals change in rate multiplied by change in volume.

Provision and Allowance for Receivable Losses

	Year Ended December 31,
($ in thousands)	2007	2006	2005

Provision for credit losses	$58,165	$38,600	$40,297
Provision for interest and fee losses	11,588	8,830	9,270

For the year ended December 31, 2007, provision for credit losses on a consolidated basis increased $19.6 million as compared to 2006, and the provision for interest and fee losses on business credit card receivables, which is recorded as a direct reduction to interest and fee income, increased $2.8 million as compared to 2006. The increases in the provisions were due primarily to increases in delinquency and net principal charge-off rate trends, which reflect the current economic environment and seasoning of accounts that were acquired in recent years. Also contributing to the increase was the increase in average owned business credit card receivables of $168 million for the year ended December 31, 2007 as compared to 2006.

For the year ended December 31, 2006, provision for credit losses on a consolidated basis decreased $1.7 million as compared to 2005, and the provision for interest and fee losses, which is recorded as a direct reduction to interest and fee income, decreased $440 thousand as compared to 2005. The decreases in provision for credit losses and provision for interest and fee losses were due primarily to a reduction in the estimate of losses inherent in the portfolio based on delinquency and charge-off trends and the composition of the portfolio that included more high credit quality customers, partially offset by growth in average owned business credit card receivables of $224 million for the year ended December 31, 2006 as compared to 2005. Charge-off rates in 2006 were impacted by the change in bankruptcy law on October 17, 2005 that resulted in receipt of a significantly higher than average number of bankruptcy filings in September through November 2005, as borrowers rushed to file their petitions before the new bankruptcy law took effect. We estimated that the surge in bankruptcy petition filings in 2005 principally reflected an acceleration of losses that we otherwise would have expected to occur in later periods, including the first half of 2006. Subsequent to periods impacted by the 2005 acceleration, we experienced lower levels of monthly bankruptcy petition filings as compared to the months preceding the surge in 2005. The acceleration of bankruptcy charge-offs into 2005, the subsequent reduction in bankruptcy petition filings and improved credit quality each contributed to the lower level of charge-offs for the year ended December 31, 2006.

The allowance for receivable losses on business credit card receivables was $67.4 million as of December 31, 2007, or 6.53% of owned receivables, which was higher as a percentage of owned receivables than the allowance of $49.7 million, or 4.39% of owned receivables, as of December 31, 2006. The increase in the allowance for receivable losses reflects an increase in the estimate of losses inherent in the portfolio based on increases in delinquent receivables as of December 31, 2007 as compared to December 31, 2006, recent trends in net principal charge-off rates and the current composition of the portfolio. The increases in delinquencies and charge-offs reflect the current economic environment and seasoning of accounts that were acquired in recent years.

In December 2006, the federal financial institutions regulatory agencies issued the Interagency Policy Statement on the Allowance for Loan and Lease Losses that replaces the banking agencies’ previous policy statement on allowance for loan and lease losses. The policy statement was revised to ensure consistency with GAAP and describes the responsibilities of the board of directors, management and bank examiners regarding the allowance for loan and lease losses. In accordance with the guidance in the policy statement, management implemented enhancements to the allowance process and documentation in 2007 and 2006 that had no material impact on our financial position or results of operations.

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

The following table provides credit quality data as of and for the year-to-date periods indicated for our owned business credit card receivable portfolio, including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs. Accounts previously reported as delinquent that have been re-aged after meeting prescribed criteria and therefore are not reported in delinquency statistics were $3.8 million at December 31, 2007 and $5.2 million at December 31, 2006. Gross interest income that would have been recorded for nonaccrual receivables, had interest been accrued throughout the year in accordance with the assets’ original terms, was approximately $3.1 million for the year ended December 31, 2007, $3.4 million for 2006 and $3.8 million for 2005.

	December 31,
($ in thousands)	2007	2006	2005	2004	2003

Business Credit Cards — Owned
Allowance for receivable losses	$67,368	$49,715	$44,323	$49,190	$47,041
Receivables 30 days or more delinquent	42,424	26,053	23,595	28,287	25,301
Receivables 90 days or more delinquent	19,204	12,632	10,837	13,638	12,696
Nonaccrual receivables	10,104	10,524	11,476	11,393	7,866
Accruing receivables past due 90 days or more	17,213	11,302	9,479	12,233	11,320
As a percentage of gross receivables:
Allowance for receivable losses	6.53%	4.39%	5.04%	6.73%	9.08%
Receivables 30 days or more delinquent	4.11	2.30	2.68	3.87	4.88
Receivables 90 days or more delinquent	1.86	1.11	1.23	1.87	2.45
Nonaccrual receivables	0.98	0.93	1.30	1.56	1.52
Accruing receivables past due 90 days or more	1.67	1.00	1.08	1.67	2.19
Net principal charge-offs	$41,589	$33,775	$44,865	$39,936	$43,670
As a percentage of average gross receivables:
Net principal charge-offs	3.39%	3.19%	5.37%	6.38%	7.42%

Securitization Income

We sell business credit card receivables through securitizations accounted for as sales under GAAP. We continue to own and service the accounts that generate the securitized receivables. Our retained interests in securitizations entitle us to the excess spread on the securitized receivables. Excess spread represents income-related cash flows on securitized receivables net of noteholders’ interest, servicing fees and credit losses. Fair value estimates used in the recognition of securitization income include estimates of future cash flows of interest income on securitized receivables in excess of interest expense (interest earned by noteholders), servicing fees and credit losses over the life of the existing securitized receivables.

Securitization income decreased for the year ended December 31, 2007 as compared to 2006 due primarily to an increase in net principal charge-off and delinquency rates on securitized receivables and a decrease in average yield on securitized receivables, partially offset by growth in average securitized receivables. The trends and future expectations for yields on securitized receivables are similar to those described in the “Interest Income and Expense” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We expect a decrease in the average floating interest rate earned by noteholders in 2008 as compared to 2007 based on current market expectations for future interest rates. The increase in net principal charge-off and delinquency rates on securitized receivables in 2007 reflects the current economic environment and seasoning of accounts within the securitized receivable portfolio that were acquired in 2005 and 2006. Securitization income includes an unfavorable valuation adjustment to retained interests in securitizations of $17.2 million for the year ended December 31, 2007. The unfavorable valuation adjustment was due primarily to an increase in estimated future credit losses on securitized receivables at December 31, 2007 as compared to prior estimates and an increase in discount rates resulting from the credit market environment.

Securitization income increased for the year ended December 31, 2006 as compared to 2005 due to growth in average securitized receivables and decreases in the net principal charge-off rates on securitized receivables, partially offset by an increase in the floating interest rates earned by noteholders and a decrease in average yield on securitized receivables. The average yield on securitized receivables decreased for the year ended December 31, 2006 as compared to 2005 as a result of an increase in the percentage of customers in the receivable portfolio with competitive and promotional pricing in 2006 as compared to 2005 due to a higher rate of receivables growth. The increase in the floating interest rates earned by noteholders for the year ended December 31, 2006 as compared to 2005 resulted from the rising interest rate environment. The decrease in charge-off rates on securitized receivables for the year ended December 31, 2006 as compared to 2005 was due to lower bankruptcy petition filings, improved asset quality of the portfolio and the impact of the change in bankruptcy law in 2005 discussed in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We estimated that the increase in bankruptcy charge-offs in 2005 principally reflected an acceleration of losses that we otherwise would have expected to occur in later periods, including the first half of 2006. As a result of lower yields, higher floating interest rates earned by noteholders, the impact of the timing of bankruptcy charge-offs and our expectations regarding future charge-off rates, our estimate of future cash flows over the three-month weighted average life of the existing securitized receivables decreased in the year ended December 31, 2006 as compared to the estimates as of December 31, 2005, which resulted in an unfavorable valuation adjustment to the retained interest-only strip of $3.5 million in 2006. The acceleration of bankruptcy charge-offs in 2005 lowered our estimate of future credit losses over the life of the existing receivables at December 31, 2005, resulting in a favorable valuation adjustment to the retained interest-only strip of $3.5 million as of December 31, 2005.

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

The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

Managed Financial Measures and Statistics

	Advanta				Advanta
	Business	GAAP	Securitization		Business	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments		Cards Managed	Ratio(1)

Year Ended December 31, 2007
Net interest income	$102,333	7.03%	$316,380		$418,713	7.07%
Provision for credit losses	58,200	4.00	195,365	(2)	253,565	4.28
Noninterest revenues	358,791	24.64	(121,015)		237,776	4.01
Average business credit card interest-earning assets	1,456,328		4,467,928		5,924,256
Year Ended December 31, 2006
Net interest income	$97,505	7.72%	$260,319		$357,824	8.14%
Provision for credit losses	38,650	3.06	119,727	(2)	158,377	3.60
Noninterest revenues	332,924	26.35	(140,592)		192,332	4.37
Average business credit card interest-earning assets	1,263,487		3,133,967		4,397,454
Year Ended December 31, 2005
Net interest income	$85,670	8.53%	$280,021		$365,691	10.42%
Provision for credit losses	40,315	4.02	152,118	(2)	192,433	5.48
Noninterest revenues	284,556	28.34	(127,903)		156,653	4.46
Average business credit card interest-earning assets	1,004,000		2,506,999		3,510,999

As of December 31, 2007
Ending business credit card receivables	$1,031,607		$5,315,421		$6,347,028
Receivables 30 days or more delinquent	42,424	4.11%	229,808		272,232	4.29%
Receivables 90 days or more delinquent	19,204	1.86	105,577		124,781	1.97

As of December 31, 2006
Ending business credit card receivables	$1,133,132		$4,073,128		$5,206,260
Receivables 30 days or more delinquent	26,053	2.30%	108,159		134,212	2.58%
Receivables 90 days or more delinquent	12,632	1.11	52,279		64,911	1.25

(1)	Ratios are as a percentage of average business credit card interest-earning assets except delinquency ratios which are as a percentage of ending business credit card receivables.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs. Provision for credit losses also includes unfavorable valuation adjustments to retained interests in securitizations of $17.2 million for the year ended December 31, 2007 and $3.5 million for 2006. The year ended December 31, 2005 includes a $3.5 million favorable valuation adjustment to retained interests in securitizations as a reduction to provision for credit losses.

Servicing Revenues

Servicing revenues were $92.4 million for the year ended December 31, 2007, $63.7 million for 2006 and $51.1 million for 2005. The increases in servicing revenues in 2007 and 2006 were due to increased volume of securitized business credit card receivables.

Other Revenues

	Year Ended December 31,
($ in thousands)	2007	2006	2005

Interchange income	$249,481	$203,369	$164,853
Cash back rewards	(61,040)	(45,845)	(33,581)
Business rewards	(25,665)	(22,216)	(20,140)
Investment securities gains, net	9,395	5,508	780
Balance transfer fees	8,308	7,848	5,561
Cash usage fees	4,089	3,487	3,199
Other business credit card fees	4,705	3,545	3,283
Earnings on investment in Fleet Credit Card Services, L.P.	2,580	1,246	1,948
Other, net	3,211	2,349	4,807

Total other revenues, net	$195,064	$159,291	$130,710

Interchange income includes interchange fees on both owned and securitized business credit cards. The increases in interchange income for the years ended December 31, 2007 and 2006, each as compared to the prior year, were due primarily to higher merchandise sales transaction volume. The average interchange rate was 2.2% for each of the years ended December 31, 2007, 2006 and 2005.

The increases in cash back rewards for the years ended December 31, 2007 and 2006, each as compared to the prior year, were due primarily to higher merchandise sales transaction volume and a higher number of business credit card accounts in the cash back rewards programs. The increases in business rewards for the years ended December 31, 2007 and 2006, each as compared to the prior year, were due primarily to higher merchandise sales transaction volume, partially offset by changes in estimates of costs of future rewards redemptions. Each of the three years ended December 31, 2007 includes changes in estimates of costs of future rewards redemptions based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. Changes in estimates increased other revenues $2.2 million in the year ended December 31, 2007 as compared to an increase of $500 thousand in 2006 and a decrease of $1.2 million in 2005.

Investment securities gains, net, include realized gains on the sale of MasterCard Incorporated shares of $6.2 million in 2007 and $2.4 million in 2006. We also own Class USA common shares of Visa Inc. Our remaining MasterCard Class B common shares and our Visa Inc. Class USA common shares have zero cost basis and no book value. Investment securities gains, net, also include a net gain of $1.2 million on venture capital investments for the year ended December 31, 2007, venture capital gains of $1.4 million for 2006, and a net venture capital gain of $593 thousand for 2005.

The increase in balance transfer fees for the year ended December 31, 2006 as compared to 2005 was due primarily to a higher volume of balance transfers resulting from higher new account originations.

In 2007, our bank subsidiaries sold Federal Deposit Insurance Corporation deposit insurance credits to third-party banks. Other revenues include gains of $1.9 million in the year ended December 31, 2007 related to these sales.

Gain on Transfer of Consumer Credit Card Business

On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet Financial Group, Inc. (“Fleet”), which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in

February 2005. The overall impact of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, was a pretax gain of $67.7 million, tax expense of $5.6 million and an increase in additional paid-in capital of $6.0 million in the year ended December 31, 2005. See “Income Taxes” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the income tax impact of our May 28, 2004 agreement with Bank of America.

Operating Expenses

	Year Ended December 31,

($ in thousands)	2007	2006	2005

Salaries and employee benefits	$106,303	$96,371	$96,012
Amortization of deferred origination costs, net	50,054	48,285	41,729
External processing	28,457	25,072	21,216
Marketing	15,609	23,193	20,560
Professional fees	15,603	11,907	12,236
Visa indemnification	11,984	0	0
Equipment	11,497	9,942	10,954
Occupancy	9,465	9,102	8,180
Fraud	7,742	3,093	2,804
Postage	5,946	4,830	3,927
Other	26,308	25,017	25,440

Total operating expenses	$288,968	$256,812	$243,058

Salaries and employee benefits increased for the year ended December 31, 2007 as compared to 2006 due primarily to personnel hires, increases in executive compensation and higher employee stock option expense, partially offset by lower incentive compensation expense. Salaries and employee benefits for the year ended December 31, 2006 include an increase in expense related to employee stock options resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, discussed below. Salaries and employee benefits for the year ended December 31, 2005 include $2.9 million of expense associated with a separation agreement with a former executive in the first quarter of 2005, and a reduction in staffing levels implemented in the second quarter of 2005 as part of productivity and efficiency initiatives that resulted in $2.1 million of severance and related costs.

In December 2004, the FASB issued SFAS No. 123R that addresses accounting for equity-based compensation arrangements, including employee stock options. Entities are required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method. Prior to January 1, 2006, we used the intrinsic value based method of accounting for employee stock options permitted by SFAS No. 123 Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and, as a result, had not recognized compensation expense for options granted to employees that had no intrinsic value at grant date. We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. We recognized $5.4 million of salaries and employee benefits expense related to employee stock options for the year ended December 31, 2007 as compared to $3.8 million for 2006. The increase was due primarily to higher fair values of options granted in later years. As of December 31, 2007, total unrecognized compensation expense related to outstanding stock options was $12.0 million and the expense is expected to be recognized over a weighted average period of 2.1 years. We also have nonvested shares. As of December 31, 2007, there was $12.6 million of total unrecognized compensation expense related to outstanding nonvested shares and we expect to recognize the expense over a weighted average period of 2.3 years.

Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. Amortization of deferred origination costs, net, increased for the year ended December 31, 2006, as compared to the prior year, due primarily to an increase in new account originations, partially offset by a decrease in our average acquisition cost per account due to enhanced product offerings resulting in improved effectiveness in account acquisition campaigns.

External processing expense increased for the years ended December 31, 2007 and 2006, each as compared to the prior year, due primarily to an increase in the number of accounts and higher transaction volume. External processing expense in 2007 also includes higher processing costs associated with the pilot of new outsourcing initiatives.

Marketing expense decreased for the year ended December 31, 2007 as compared to 2006 due primarily to incremental customer acquisition costs largely associated with new prospect lists which were incurred in 2006. Marketing expense increased for the year ended December 31, 2006 as compared to 2005 due to the incremental customer acquisition costs, partially offset by a reduction in sponsorship and advertising costs associated with cultural and tennis events.

Professional fees increased for the year ended December 31, 2007 as compared to 2006 due primarily to the use of external consultants for marketing and profitability initiatives and consulting costs related to collections initiatives.

We incurred $12.0 million of expense in 2007 associated with a contingent obligation to indemnify Visa Inc. for certain litigation matters. See “Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Fraud expense increased for the year ended December 31, 2007 as compared to 2006 due to lower fraud recoveries associated with certain types of credit card fraud and growth in owned and securitized receivables.

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

On November 7, 2007, Visa reached a settlement with American Express related to an antitrust lawsuit (the “Am Ex Litigation”). If the IPO is consummated, Visa is expected to set aside a portion of the proceeds from its IPO in an escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters including the Am Ex Litigation (the “Litigation Escrow”). Advanta Corp. and its subsidiaries were not named as defendants in the Am Ex Litigation or the other specified litigation matters. However, if Visa’s IPO is not consummated or the Litigation Escrow is not sufficient to satisfy the settlement of the Am Ex Litigation and the other specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. We recorded a $4.2 million reserve in 2007 associated with our contingent obligation to Visa USA related to Visa’s settlement of the Am Ex Litigation. While the estimation of any potential losses related to Visa’s other specified litigation matters is highly judgmental, we recorded an additional $7.8 million liability in 2007 for the estimated fair value of our contingent indemnification obligation with respect to the other specified Visa litigation matters. We anticipate that Visa’s settlement of the Am Ex Litigation and other specified litigation matters will be satisfied with the Litigation Escrow, at which time we will be able to reduce the liability we established by our proportionate share of the amounts funded in the Litigation Escrow. We also anticipate that a portion of our Visa Class USA Shares will be redeemed by Visa in connection with the IPO and we will record a gain equal to any cash proceeds received for our shares.

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

Income Taxes

Income tax expense attributable to continuing operations was $44.7 million for the year ended December 31, 2007, $52.7 million for 2006 and $40.5 million for 2005. Our effective tax rate was 38.6% for 2007, 38.5% for 2006 and 25.8% for 2005.

At December 31, 2007, we have $3.3 million of capital loss carryforwards that are scheduled to expire in the year ending December 31, 2010, and $8.8 million that are scheduled to expire in the year ending December 31, 2011.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN No. 48”) provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, the interpretation provides that a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We adopted FIN No. 48 effective January 1, 2007, and as a result, recorded a $6.1 million reduction to the opening balance of retained earnings. The adoption did not have a material impact on our effective tax rate for the year ended December 31, 2007. The total amount of unrecognized tax benefits as of December 31, 2007 was $39.5 million, of which $28.5 million, if recognized, would favorably affect our effective tax rate. The remaining $11.0 million represents the federal tax benefit of state tax items that was recognized as a deferred tax asset.

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See “Gain on Transfer of Consumer Credit Card Business” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. Excluding the impact of the Bank of America agreement and reevaluation of the valuation allowance discussed below, our effective tax rate would have been 39.0% for the year ended December 31, 2005. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet, which was acquired by Bank of America, and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the year ended December 31, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the year ended December 31, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax-deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of December 31, 2007, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law. See Note 19 to the consolidated financial statements.

Discontinued Operations

For the year ended December 31, 2007, we recorded a net after-tax gain on the discontinuance of our mortgage and leasing businesses of $1.0 million. The components of the net gain included a $800 thousand pretax gain on the discontinuance of the mortgage business, a $865 thousand pretax gain on the discontinuance of the leasing business, and tax expense of $643 thousand. The gain on the discontinuance of the mortgage business represented a favorable change in estimate in an experience refund related to a former mortgage insurance product, partially offset by an increase in estimates of legal expenses on mortgage business-related contingent liabilities. The gain on the discontinuance of the leasing business represented changes in estimated leasing operating results of the leasing segment over the wind down period. The largest components of the change in leasing estimate in 2007 were favorable results relating to insurance reimbursements, sales tax assessments, credit recoveries and operating expenses.

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

Off-Balance Sheet Arrangements

Off-Balance Sheet Securitizations

Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At December 31, 2007, off-balance sheet securitized receivables represented 67% of our funding. Our credit risk in the securitized receivables is limited to the amount of our retained interests in securitizations. We had securitized business credit card receivables of $5.3 billion at December 31, 2007 and $4.1 billion at December 31, 2006.

We generally retain an interest in securitized receivables in the form of subordinated trust assets, cash collateral accounts and retained interest-only strips. Subordinated trust assets represent an ownership interest in the securitized receivables that is subordinated to the other noteholders’ interests. Retained interests in securitizations serve as credit enhancement to the noteholders’ interests in the securitized receivables. We had $213.1 million of retained interests in securitizations at December 31, 2007 and $234.1 million at December 31, 2006. The fair values of retained interests in securitizations are dependent upon the performance of the underlying securitized receivables and market-driven interest rates and credit spreads. Our retained interests in securitizations entitle us to the excess spread on the receivables. Excess spread represents income-related cash flows on securitized receivables (interest, interchange and fees) net of noteholders’ interest, servicing fees and credit losses. If the income-related cash flows on securitized receivables do not exceed the other components of the excess spread, the value of our retained interests will decline, potentially to zero.

The following table summarizes securitization data including income and cash flows for the years ended December 31:

($ in thousands)	2007	2006	2005

Average securitized receivables	$4,696,289	$3,337,888	$2,675,906
Securitization income	79,040	114,938	109,051
Discount accretion	20,449	18,158	14,809
Interchange income	199,519	155,160	126,056
Servicing revenues	92,393	63,726	51,079
Proceeds from new securitizations	1,391,984	2,160,674	1,248,066
Proceeds from collections reinvested in revolving-period securitizations	10,684,642	7,553,476	6,023,825
Cash flows received on retained interests	323,566	332,439	301,531

See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations during each reporting period and at December 31, 2007 and 2006. Our accounting policies related to securitization transactions are discussed in Note 2 to the consolidated financial statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our $150 million AdvantaSeries 2005-A4 securitization ended its revolving period in December 2007 and noteholders were paid in February 2008. The scheduled end of the revolving periods of our other securitizations extend to the following years at December 31, 2007:

($ in thousands)	2008	2009	2010	2011	Total

Noteholder Principal Balance at December 31, 2007(1):
Series 1997-A	$81,718	$0	$0	$0	$81,718
Series 2001-A	300,000	0	0	0	300,000
Series 2007-A	93,453	0	0	0	93,453
AdvantaSeries	1,445,000	1,815,000	715,000	640,000	$4,615,000

Total	$1,920,171	$1,815,000	$715,000	$640,000	$5,090,171

(1)	A portion of the noteholder principal balance of securitized receivables as of December 31, 2007 was owned by Advanta and included in accounts receivable from securitizations on the consolidated balance sheet. The principal balances owned by Advanta are subordinated to the other noteholders’ interests.

Noteholder principal balances at December 31, 2007 are comprised of $4.0 billion of floating rate notes and $1.2 billion of fixed rate notes. In addition to noteholder principal balance, our securitized business credit card receivables included billed interest and fees of $75.2 million on those accounts at December 31, 2007.

When a securitization is in its revolving period, principal collections on securitized receivables allocated to that securitization are used to purchase additional receivables to replenish receivables that have been repaid. In contrast, when a securitization starts its accumulation period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables during an accumulation period of a securitization, we need to replace that amount of funding. The revolving periods for each securitization, except Series 1997-A and Series 2007-A, may be extended for up to seven months past the scheduled end of the revolving period if the payment rates on the receivables in the trust meet certain thresholds. The AdvantaSeries 2006-A1 $200 million securitization ended its revolving period in September 2007 and noteholders were paid in November 2007.

Our Series 1997-A securitization represents a $200 million committed commercial paper conduit facility available through June 2008 that provides off-balance sheet funding, of which $75 million was used at December 31, 2007. Upon the expiration of this facility, management expects to obtain the appropriate level of replacement funding, and expects, based on current market conditions, that interest rate spreads to index rates would be less favorable to us than those in our existing facility. Our Series 2007-A securitization represents a $150 million committed commercial paper conduit facility available through January 2008 that provides off-balance sheet funding, of which $90 million was used at December 31, 2007. Upon expiration in January 2008, our Series 2007-A securitization was extended through January 2009 with higher interest rate spreads to index rates than those at December 31, 2007 and with less favorable terms and conditions.

We expect to replace the funding of accumulating securitizations through additional securitizations or additional deposit funding. Based on current market conditions, we expect that notes issued in connection with new securitizations will have interest rate spreads to index rates less favorable to us than our most recent securitizations in the year ended December 31, 2007. However, we expect a decrease in index rates based on our expectations for market interest rate movements in 2008, which will more than offset the impact of higher interest rate spreads. As of December 31, 2007, we have capacity in the AdvantaSeries de-linked securitization structure in excess of future securitization issuances anticipated for 2008, considering our ability to issue and hold additional AdvantaSeries non-investment grade notes. The de-linked structure provides flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions.

The securitization agreements contain conditions that would trigger an early amortization event. An early amortization event would result in the end of the revolving period prior to the expected dates, which would require us to find an alternate means of funding new receivables generated on existing business credit card accounts. The conditions to trigger an early amortization event include the failure to make payments under the terms of the agreement, or the insolvency or other similar event of Advanta Bank Corp. An early amortization event would also be triggered for the Series 1997-A and Series 2001-A securitizations if the three-month average excess spread percentage was not maintained at a level greater than 0% for that securitization. An early amortization event for the AdvantaSeries would be triggered if the three-month average excess spread amount was not maintained at a level greater than $0. The Series 2007-A securitization agreement was extended in January 2008. Under the terms of the extension, an early amortization event would be triggered if the three-month average excess spread percentage was not maintained at a level greater than 2% and/or Advanta Bank Corp.’s ratio of cash, federal funds sold and investments available for sale to managed business credit card receivables is less than 8%. At December 31, 2007, Advanta Bank Corp.’s ratio of cash, federal funds sold and investments available for sale to managed business credit card receivables was 17%. At December 31, 2007, our three-month average excess spread percentage for the Series 1997-A, Series 2001-A and Series 2007-A securitizations was at least 6.35%. For the AdvantaSeries, our three-month average excess spread amount was $23.8 million. Based on the current and forecasted levels of excess spread, our financial position and other considerations, management believes that it is unlikely that the trust or any individual securitization will have an early amortization event. The securitization agreements do not have any provisions or conditions involving the debt ratings of Advanta Corp. or Advanta Bank Corp.

In August 2005, the FASB issued a revised exposure draft, Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In October 2007, the FASB reported that it expects to issue a revised exposure draft in the second quarter of 2008. Management will evaluate any potential impact of the statement when it is available.

Obligations under Guarantees

In the normal course of business, including discontinued operations, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell assets or services, finance our business and business transactions, establish alliances or other strategic business relationships, service assets (including for unaffiliated third parties), buy or lease real property and license intellectual property. The agreements we enter into in the normal course of business, including discontinued operations, generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay certain amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third party intellectual property rights or claims that performance of the agreement constitutes a violation of law. In addition to contractual indemnification provisions, we may be subject to indemnification obligations to third parties arising out of our investment in or other relationship with third parties, including our current or past membership in organizations or associations. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. Also, in connection with the securitization of receivables, we enter into agreements pursuant to which we agree to indemnify other parties to these transactions. The agreements contain standard representations and warranties about the receivables that are securitized and include indemnification provisions under certain circumstances involving a breach of these representations or warranties. In connection with the securitization transactions we also include indemnifications that protect other parties to the transactions upon the occurrence of certain events, such as violations of securities laws and certain tax matters. With the exception of the Visa USA contingent indemnification obligation discussed below, contingencies triggering material indemnification obligations have not occurred historically and are not expected to occur. Maximum exposure to loss is not possible to estimate due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. The nature of the indemnification provisions in the various types of agreements and relationships described above are low risk and pervasive, and we consider them to have a remote risk of loss. We recorded a $12.0 million liability in 2007 for our contingent obligation to Visa USA related to Visa’s settlement of the Am Ex Litigation and for the estimated fair value of our contingent indemnification obligation with respect to the other specified Visa litigation matters. See “Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our contingent indemnification obligation related to Advanta Corp.’s membership in Visa USA. There are no other amounts on the consolidated balance sheets related to indemnifications.

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

Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. At December 31, 2007, the maximum amount of the undiscounted future payments that Advanta Corp. could be required to make under this guarantee was $271 million, representing the amount of trust preferred securities outstanding of $100 million at December 31, 2007 and future dividends of approximately $9 million per year through December 2026. Our consolidated balance sheets reflect the subordinated debt payable to the trust of $103 million.

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

We are exposed to equity price risk on the equity securities in our investments available for sale portfolio. We typically do not attempt to reduce or eliminate the market exposure on equity investments. A 20% adverse change in equity prices would result in an approximate $1.6 million decrease in the fair value of our equity investments at December 31, 2007. A 20% adverse change would have resulted in an approximate $2.0 million decrease in fair value at December 31, 2006.

Financial performance variability as a result of fluctuations in interest rates is commonly called interest rate risk. Interest rate risk generally results from mismatches in the timing of asset and liability repricing (gap risk) and from differences between the repricing indices of assets and liabilities (basis risk). We regularly evaluate our interest rate risk profile and attempt to minimize the impact of interest rate risk on net interest income on owned assets and net interest income on securitized receivables. In managing interest rate risk exposure, we may periodically securitize receivables, change the terms of our receivables, sell and purchase assets, alter the mix and term structure of our funding base or change our investment portfolio.

Risk exposure levels vary continuously, as changes occur in our asset/liability mix, market interest rates and other economic conditions, as well as other factors affecting the timing and magnitude of cash flows. We attempt to analyze the impact of interest rate risk by regularly evaluating the perceived risks inherent in our asset and liability structure. We use simulations to generate expected financial performance in a variety of interest rate environments. We analyze those results to determine if we need to take actions to mitigate our interest rate risk.

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

	2007	2006

Estimated percentage increase (decrease) in net interest income on owned assets:
Assuming 200 basis point increase	20%	12%
Assuming 200 basis point decrease	(16)%	(6)%
Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase	(11)%	(8)%
Assuming 200 basis point decrease	15%	15%
Estimated percentage increase (decrease) in net interest income on managed assets:
Assuming 200 basis point increase	(7)%	(3)%
Assuming 200 basis point decrease	11%	10%

Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of the majority of our off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the customer pays their balance in full each month. Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario. Changes in the composition of our balance sheet, the interest rate environment, business credit card pricing terms and securitization funding strategies have also impacted the results of the net interest income sensitivity analyses as of December 31, 2007 as compared to the results as of December 31, 2006.

The above estimates of net interest income sensitivity alone do not provide a comprehensive view of our exposure to interest rate risk and are not necessarily indicative of potential changes in our owned, securitized and managed net interest income. Additional factors such as changes in the economic environment, the composition of the receivables portfolio, customer behavior, marketing strategies and funding strategies also affect owned, securitized and managed net interest income and accordingly, actual results may differ from these estimates. The quantitative risk information is limited by the parameters and assumptions utilized in generating the results. These analyses are useful only when viewed within the context of the parameters and assumptions used. The above rate scenarios do not reflect management’s expectation regarding the future direction of interest rates, and they depict only two possibilities out of a large set of possible scenarios.

Liquidity, Capital Resources and Analysis of Financial Condition

At December 31, 2007, we had a high level of liquidity including $90.2 million of cash and $872.6 million of federal funds sold. At December 31, 2007, we also had receivables held for sale and investments available for sale that could be sold to generate additional liquidity.

At December 31, 2007, we had $131.8 million of subordinated trust assets held at non-bank subsidiaries that were rated BB by Standard & Poor’s and Ba2 by Moody’s Investor Service that could be sold or borrowed against to generate additional liquidity. In July 2007, we established a master repurchase agreement using these subordinated trust assets as collateral to facilitate future borrowings. There were no borrowings in connection with this agreement as of December 31, 2007.

Investments available for sale at fair value totaled $223.5 million at December 31, 2007 and $197.5 million at December 31, 2006. The investment portfolio includes asset-backed securities with an amortized cost of $40.2 million and gross unrealized losses of $2.9 million at December 31, 2007 as compared to amortized cost of $46.2 million and gross unrealized losses of $100 thousand at December 31, 2006. The asset-backed securities represent a small portion of our overall liquidity position described above. Our asset-backed securities are primarily backed by subprime mortgage loans and home equity loans, and they are exclusively floating rate, AAA and AA rated securities as of December 31, 2007. The fair values of these securities declined in the year ended December 31, 2007 due to recent difficulties in the subprime mortgage industry that created turmoil in the capital markets. The decline in the fair values were not deemed to be other than temporary at December 31, 2007 based upon the length of time and extent to which the fair value has been less than cost, the underlying credit rating of the securities, and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity.

As shown on the statements of cash flows, our operating activities generated $449.6 million of cash in the year ended December 31, 2007 due to proceeds from receivables sold in the period in excess of the increase in receivables held for sale due to the timing of securitization transactions, and excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables, partially offset by operating expenses, interest expense and costs of rewards programs. Our operating activities generated $131.7 million of cash in the year ended December 31, 2006 due primarily to excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables, partially offset by operating expenses, interest expense and costs of rewards programs. Our operating activities generated $8.1 million of cash in the year ended December 31, 2005 and were impacted by an increase in accounts receivable from securitizations in the period.

Our access to unsecured, institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. However, we do have access to a diversity of funding sources. Our components of funding were as follows at December 31:

	2007		2006
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$5,173,404	67%	$3,932,732	63%
Deposits	1,651,737	21	1,365,138	22
Debt	220,848	3	227,126	4
Other borrowings	25,000	0	0	0
Subordinated debt payable to preferred securities trust	103,093	1	103,093	2
Equity	585,781	8	567,161	9

Total	$7,759,863	100%	$6,195,250	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.

Our ratio of equity to on-balance sheet assets was 21.19% at December 31, 2007 as compared to 23.50% at December 31, 2006. The ratio of equity and subordinated debt payable to preferred securities trust to on-balance sheet assets was 24.92% at December 31, 2007 as compared to 27.78% at December 31, 2006. In managing our capital needs, we also consider our ratio of equity to managed assets to be useful because our on-balance sheet assets include retained interests in securitizations that serve as credit enhancement to the noteholders’ interests in the securitized receivables. Our ratio of equity to managed assets was 7.38% at December 31, 2007 as compared to 8.94% at December 31, 2006. The ratio of equity and subordinated debt payable to preferred securities trust to managed assets was 8.68% at December 31, 2007 as compared to 10.56% at December 31, 2006. We calculate managed assets as follows at December 31:

($ in thousands)	2007	2006

Total on-balance sheet assets	$2,764,372	$2,413,138
Off-balance sheet securitized receivables	5,173,404	3,932,732

Managed assets	$7,937,776	$6,345,870

Off-Balance Sheet Securitized Receivables

As shown in the components of funding table, off-balance sheet securitizations provide a significant portion of our funding and are one of our primary sources of liquidity. See “Off-Balance Sheet Arrangements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of off-balance sheet securitizations and their impact on our liquidity, capital resources and financial condition.

Deposits, Debt, Other Borrowings and Equity

We offer a variety of deposit products at Advanta Bank Corp. We also offer unsecured debt securities of Advanta Corp., in the form of RediReserve Variable Rate Certificates and Investment Notes, to retail investors through our retail note program. We change the interest rates we offer on deposits and debt securities frequently depending on market conditions and our funding needs.

We increased our level of deposit funding in the second half of 2007 to generate additional liquidity in response to turmoil in the capital markets. In addition, we anticipate higher levels of on-balance sheet assets resulting from securitizations in their accumulation periods in the first half of 2008.

We had $125.0 million of owned business credit card receivables at a nonbank subsidiary at December 31, 2007. In April 2007, we entered into a $100 million secured borrowing agreement using these business credit card receivables as collateral. The borrowing agreement is committed through April 2008. Upon the expiration of this agreement, management expects to obtain the appropriate level of replacement funding, and expects, based on current market conditions, that interest rate spreads to index rates and terms and conditions would be less favorable to us than those in the existing agreement. At December 31, 2007, $25 million was borrowed in connection with this agreement.

In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split, in the form of a 50% stock dividend payable June 15, 2007, on both Class A an Class B Common Stock. In addition, the Board of Directors of Advanta Corp. approved a 25% increase in the regular quarterly cash dividends on Class A and Class B Common Stock beginning with the dividend paid in the second quarter of 2007. We are funding the increase in cash dividends with sources of operating cash flows. The Board of Directors of Advanta Corp. also authorized the repurchase of up to 1.5 million shares of Advanta Class B Common Stock. In 2007, we completed repurchases in connection with this authorization for a total of $36.9 million.

Litigation

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2007 by period.

		Payments Due by Period
		Less than
		or equal	1-3	3-5	After 5
($ in thousands)	Total	to 1 year	years	years	years	Other

Time deposits	$1,558,059	$1,066,348	$453,461	$38,250	$0	$0
Debt	220,848	107,713	60,871	26,089	26,175	0
Other borrowings	25,000	25,000	0	0	0	0
Subordinated debt payable to preferred securities trust	103,093	0	0	0	103,093	0
Operating leases	17,363	6,258	11,105	0	0	0
Purchase obligations	54,012	26,975	18,782	7,505	750	0
Liability for unrecognized tax benefits	39,495	628	0	0	0	38,867
Supplemental executive insurance program obligations	1,209	0	0	98	1,111	0
Supplemental executive retirement plan obligations	3,439	5	22	292	3,120	0

Total	$2,022,518	$1,232,927	$544,241	$72,234	$134,249	$38,867

We expect to fund commitments related to other borrowings, operating leases, purchase obligations, unrecognized tax benefits, supplemental executive insurance program obligations and supplemental executive retirement plan obligations with operating cash flows. Sources of operating cash flows include securitization of receivables, excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables. Uses of cash in operations include funding of receivables, operating expenses, interest expense and costs of rewards programs. Management expects to fund our deposit and debt obligations with replacement deposits or debt and expects the average cost of funds on that replacement funding to be lower than the rates at December 31, 2007 based on our expectations for market interest rate movements in 2008. The subordinated debt payable to preferred securities trust is not due until 2026. We estimate that approximately $628 thousand of the liability for unrecognized tax benefits in the table above may be payable in the year ending December 31, 2008. We are unable to reasonably estimate the amount or timing of payments for the remainder of the liability since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, and we included those amounts in the other category in the table above. Payments related to supplemental executive retirement plan obligations and supplemental executive insurance program obligations in the table above represent the present value of vested future benefits payable and are based on service rendered through December 31, 2007.

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

We have a contract with a third party to perform certain administrative functions associated with the servicing of our business credit card portfolio. The five-year agreement is effective until December 31, 2011 and we are obligated to pay the greater of $7 million or 80% of the fees paid in the previous year on an annual basis. We can terminate the contract without penalty at our discretion as of December 31, 2009. If the contract had been terminated on December 31, 2007, the liquidated damages upon termination would have been approximately $7.0 million plus any costs incurred for programming in order to convert to a new third party service provider.

In addition to these obligations, we have commitments to extend credit to our business credit card customers, representing unused lines of credit, of $13.7 billion at December 31, 2007 and $11.5 billion at December 31, 2006. Total lines of credit on our customers’ business credit cards were $20.1 billion at December 31, 2007 and $16.7 billion at December 31, 2006. We believe that our customers’ utilization of their lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date. We can increase or decrease our customers’ credit lines at our discretion at any time. We expect to fund the commitments to extend credit with the various components of funding described above, similar to the funding of other new receivables.

Restrictions at Subsidiaries and Undistributed Earnings of Limited Partnership Interest

Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and funds the majority of our business purpose credit cards. Certain business credit card receivables are funded by a nonbank subsidiary. Prior to our exit from the mortgage business in the first quarter of 2001, Advanta National Bank issued and funded a large portion of our mortgage business. In April 2007, we received approval for the conversion of Advanta National Bank from a national bank to a Delaware state chartered bank that is named Advanta Bank. The conversion to a Delaware state bank was effective May 3, 2007. This bank subsidiary’s operations are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. See “Part I, Item 1. Government Regulation.”

Advanta Bank Corp. paid $95 million in cash dividends to Advanta Corp. in the year ended December 31, 2007, $75 million in 2006 and $35 million in 2005. Advanta National Bank paid a dividend of $39.1 million and return of capital of $28 million to Advanta Corp. in 2007, after having received prior approval from the Office of the Comptroller of the Currency and prior to the conversion from a national bank to a Delaware state chartered bank.

Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate.

At December 31, 2007, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 22.66% as compared to 21.37% at December 31, 2006. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well-capitalized under the regulatory framework for prompt corrective action.

Total stockholders’ equity of our banking and insurance subsidiaries was $438 million at December 31, 2007, of which $263 million was restricted. At January 1, 2008, $175 million of stockholders’ equity of our bank and insurance subsidiaries was available for payment of cash dividends in 2008 under applicable regulatory guidelines without prior regulatory approval.

In addition to dividend restrictions at banking and insurance subsidiaries, one of our other subsidiaries is subject to a minimum equity requirement as part of a transaction agreement. The total minimum equity requirement of this subsidiary was $10 million at December 31, 2007 and the subsidiary was in compliance with its minimum equity requirement. We also have an investment in a limited partnership, Fleet Credit Card Services, L.P., and estimated undistributed partnership earnings included in our retained earnings were $12.1 million at December 31, 2007.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanta Corp.:

We have audited Advanta Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Philadelphia, Pennsylvania
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanta Corp.:

We have audited the accompanying consolidated balance sheets of Advanta Corp. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
February 28, 2008

Advanta Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except share amounts)	2007	2006

ASSETS
Cash	$90,228	$35,055
Federal funds sold	872,587	547,631
Investments available for sale	223,500	197,477
Receivables, net:
Held for sale	275,679	568,456
Other	714,989	546,553

Total receivables, net	990,668	1,115,009
Accounts receivable from securitizations	349,581	334,486
Premises and equipment (at cost, less accumulated depreciation of $28,444 in 2007 and $33,120 in 2006)	16,893	16,715
Other assets	220,915	166,765

Total assets	$2,764,372	$2,413,138

LIABILITIES
Deposits	$1,651,737	$1,365,138
Debt	220,848	227,126
Other borrowings	25,000	0
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	177,913	150,620

Total liabilities	2,178,591	1,845,977

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding — 1,010 shares in 2007 and 2006	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 14,410,133 shares in 2007 and 15,061,525 shares in 2006	144	151
Class B non-voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 29,618,641 shares in 2007 and 35,138,413 shares in 2006	296	351
Additional paid-in capital	238,416	308,051
Unearned ESOP shares	(8,785)	(9,204)
Accumulated other comprehensive loss	(1,674)	(288)
Retained earnings	393,795	359,813
Treasury stock at cost, 651,232 Class A common shares in 2006; 1,563,736 Class B common shares in 2007 and 6,436,183 Class B common shares in 2006	(37,421)	(92,723)

Total stockholders’ equity	585,781	567,161

Total liabilities and stockholders’ equity	$2,764,372	$2,413,138

See accompanying notes to consolidated financial statements.

Advanta Corp. and Subsidiaries

Consolidated Income Statements

	Year Ended December 31,
(In thousands, except per share amounts)	2007	2006	2005

Interest income:
Receivables	$137,219	$125,955	$107,363
Investments	37,979	25,642	17,429
Other interest income	20,449	18,158	14,809

Total interest income	195,647	169,755	139,601
Interest expense:
Deposits	74,480	52,279	33,619
Debt and other borrowings	15,583	13,864	14,809
Subordinated debt payable to preferred securities trust	9,268	9,167	9,158

Total interest expense	99,331	75,310	57,586

Net interest income	96,316	94,445	82,015
Provision for credit losses	58,165	38,600	40,297

Net interest income after provision for credit losses	38,151	55,845	41,718
Noninterest revenues:
Securitization income	79,040	114,938	109,051
Servicing revenues	92,393	63,726	51,079
Other revenues, net	195,064	159,291	130,710
Gain on transfer of consumer credit card business (See Note 17)	0	0	67,679

Total noninterest revenues	366,497	337,955	358,519

Operating expenses	288,968	256,812	243,058

Income from continuing operations before income taxes	115,680	136,988	157,179
Income tax expense	44,652	52,740	40,490

Income from continuing operations	71,028	84,248	116,689
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	1,022	738	(6,260)

Net income	$72,050	$84,986	$110,429

Basic income from continuing operations per common share
Class A	$1.61	$2.01	$2.90
Class B	1.78	2.12	2.98

Diluted income from continuing operations per common share
Class A	$1.55	$1.88	$2.66
Class B	1.64	1.92	2.69

Basic net income per common share
Class A	$1.64	$2.02	$2.74
Class B	1.81	2.14	2.82

Diluted net income per common share
Class A	$1.57	$1.90	$2.51
Class B	1.66	1.94	2.55

Basic weighted average common shares outstanding
Class A	13,337	13,287	13,237
Class B	27,679	27,096	26,268

Diluted weighted average common shares outstanding
Class A	13,337	13,287	13,237
Class B	30,664	30,795	30,240

See accompanying notes to consolidated financial statements.

Advanta Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

						Nonvested	Accumulated
	Comprehensive	Class A	Class A	Class B	Additional	Shares	Other			Total
	Income	Preferred	Common	Common	Paid-In	& Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	(Loss)	Stock	Stock	Stock	Capital	ESOP Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2004		$1,010	$151	$323	$258,064	$(19,390)	$(261)	$201,772	$(49,475)	$392,194
Net income	$110,429							110,429		110,429
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $224	(417)						(417)			(417)

Comprehensive income	$110,012

Preferred and common cash dividends declared								(13,729)		(13,729)
Exercise of stock options				8	6,097					6,105
Stock option exchange program stock distribution									328	328
Nonemployee stock option expense					124					124
Excess tax benefits from stock-based compensation					12,800					12,800
Issuance of nonvested shares					222	(222)				0
Amortization of nonvested shares						7,633				7,633
Forfeitures of nonvested shares				(2)	(1,810)	900				(912)
ESOP shares committed to be released					573	309				882

Balance at December 31, 2005		$1,010	$151	$329	$276,070	$(10,770)	$(678)	$298,472	$(49,147)	$515,437
Net income	$84,986							84,986		84,986
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of ($210)	390						390			390

Comprehensive income	$85,376

Preferred and common cash dividends declared								(23,645)		(23,645)
Exercise of stock options				13	10,495					10,508
Employee stock option expense					3,842					3,842
Nonemployee stock option expense					238					238
Excess tax benefits from stock-based compensation					12,149					12,149
Issuance of nonvested shares				11	(11)					0
Amortization of nonvested shares					5,953					5,953
Forfeitures of nonvested shares				(2)	(358)					(360)
Reclassification of nonvested shares					(1,148)	1,148				0
Treasury stock acquired									(43,576)	(43,576)
ESOP shares committed to be released					821	418				1,239

Balance at December 31, 2006		$1,010	$151	$351	$308,051	$(9,204)	$(288)	$359,813	$(92,723)	$567,161
Effect of applying the provisions of FIN No. 48 (See Note 2)								(6,103)		(6,103)
Net income	$72,050							72,050		72,050
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $830	(1,542)						(1,542)			(1,542)
Actuarial gain (loss), net of tax benefit (expense) of ($84)	156						156			156

Comprehensive income	$70,664

Preferred and common cash dividends declared								(31,965)		(31,965)
Exercise of stock options				7	6,630					6,637
Stock option exchange program stock distribution									388	388
Employee stock option expense					5,448					5,448
Nonemployee stock option expense					(21)					(21)
Excess tax benefits from stock-based compensation					5,743					5,743
Issuance of nonvested shares				3	(3)					0
Amortization of nonvested shares					4,834					4,834
Forfeitures of nonvested shares				(2)	(116)					(118)
Treasury stock acquired									(38,257)	(38,257)
Treasury stock retired			(7)	(63)	(93,101)				93,171	0
ESOP shares committed to be released					951	419				1,370

Balance at December 31, 2007		$1,010	$144	$296	$238,416	$(8,785)	$(1,674)	$393,795	$(37,421)	$585,781

See accompanying notes to consolidated financial statements.

Advanta Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2007	2006	2005

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income	$72,050	$84,986	$110,429
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss, net, on discontinuance of mortgage and leasing businesses, net of tax	(1,022)	(738)	6,260
Investment securities gains, net	(9,395)	(5,508)	(780)
Depreciation and amortization	6,105	5,785	7,184
Stock-based compensation expense	10,143	9,673	6,845
Provision for credit losses	58,165	38,600	40,297
Provision for interest and fee losses	11,588	8,830	9,270
Change in deferred origination costs, net of deferred fees	4,859	(3,123)	(6,262)
Change in receivables held for sale	(1,099,207)	(2,254,249)	(1,345,789)
Proceeds from sale of receivables held for sale	1,391,984	2,160,674	1,248,066
Change in accounts receivable from securitizations	(15,095)	115,515	(205,639)
Excess tax benefits from stock-based compensation	(5,743)	(12,149)	0
Change in other assets and other liabilities	25,157	(16,607)	138,189

Net cash provided by operating activities	449,589	131,689	8,070

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	(323,745)	(192,452)	(54,767)
Purchase of investments available for sale	(1,109,222)	(768,031)	(543,157)
Proceeds from sales of investments available for sale	939,804	710,185	428,436
Proceeds from sales of other investments	6,199	2,440	0
Proceeds from maturing investments available for sale	144,219	83,818	79,318
Change in receivables not held for sale	(243,048)	(201,848)	(103,445)
Purchases of premises and equipment, net	(6,268)	(5,584)	(6,070)

Net cash used in investing activities	(592,061)	(371,472)	(199,685)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Change in demand and savings deposits	16,264	56,614	11,720
Proceeds from issuance of time deposits	809,961	735,309	482,612
Payments for maturing time deposits	(566,741)	(517,854)	(263,294)
Proceeds from issuance of debt	28,516	31,886	23,311
Payments on redemption of debt	(44,058)	(39,973)	(70,805)
Change in cash overdraft and other borrowings	7,805	16,222	6,283
Proceeds from exercise of stock options	6,637	10,508	6,105
Cash dividends paid	(31,965)	(23,645)	(13,729)
Excess tax benefits from stock-based compensation	5,743	12,149	0
Treasury stock acquired	(38,257)	(43,576)	0

Net cash provided by financing activities	193,905	237,640	182,203

DISCONTINUED OPERATIONS
Net cash provided by operating activities of discontinued operations	3,740	3,089	7,956

Net increase (decrease) in cash	55,173	946	(1,456)
Cash at beginning of year	35,055	34,109	35,565

Cash at end of year	$90,228	$35,055	$34,109

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands except per share amounts, unless otherwise noted)

In these notes to consolidated financial statements, “Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.

Note 1.	Nature of Operations and Basis of Presentation

Our Advanta Business Cards segment is one of the nation’s largest credit card issuers (through Advanta Bank Corp.) in the small business market. Our exclusive focus on this market, as well as our size, experience in the small business market and commitment to developing meaningful product offerings and a high level of service tailored to the needs of small businesses, differentiate us from other credit card issuers. Founded in 1951, Advanta has long been an innovator in developing and introducing many of the marketing techniques that are common in the financial services industry today. We own two depository institutions, Advanta Bank Corp. and Advanta Bank. Advanta Business Cards is primarily funded and operated through Advanta Bank Corp., which offers a variety of deposit products, such as retail and large denomination certificates of deposits and money market savings accounts that are insured by the Federal Deposit Insurance Corporation. At December 31, 2007, we had 1.3 million business credit card accounts and had owned business credit card receivables of $1.0 billion and securitized business credit card receivables of $5.3 billion. Certain administrative functions associated with the servicing of our business credit card accounts are performed by a single third party vendor.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Allowance for Receivable Losses

The allowance for receivable losses represents management’s estimate of probable losses inherent in the on-balance sheet receivable portfolio. We establish the allowance for receivable losses through provisions charged to earnings. Business credit card receivables are comprised of principal amounts due from customers for purchase activities, balance transfers and cash usage, and amounts due from customers relating to billed interest and fees. We report provisions for credit losses, representing the portion of receivable losses attributable to principal, separately on the consolidated income statements. We record provisions for interest and fee receivable losses as direct reductions to interest and fee income as described below in “Interest and Fee Income on Receivables.” The allowance for receivable losses is evaluated on a regular basis by management and is based upon management’s review of the collectibility of receivables in light of historical experience by receivable type, the nature and volume of the receivable portfolio, adverse situations that may affect the borrowers’ ability to repay and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Since our business credit card receivable portfolio is comprised of smaller balance homogeneous receivables, we generally evaluate the receivables collectively for impairment through the use of a migration analysis as well as the consideration of other factors that may indicate increased risk of loss, such as bankrupt accounts, overlimit accounts or accounts that have been re-aged or entered a workout program. Accordingly, we do not separately identify individual receivables for impairment disclosures. A migration analysis is a technique used to estimate the likelihood that a receivable or pool of receivables will progress through various delinquency stages and charge off.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Retained interests in securitizations include cash collateral accounts, retained interest-only strips and subordinated trust assets. Subordinated trust assets represent an ownership interest in the securitized receivables that is subordinated to the other noteholders’ interests. Retained interests in securitizations serve as credit enhancement to the noteholders’ interests in the securitized receivables. We account for retained interests in securitizations as trading securities. These assets are carried at estimated fair value and the resulting unrealized gain or loss from the valuation is included in securitization income.

We estimate the fair value of retained interests in securitizations based on a discounted cash flow analysis if quoted market prices are not available. We estimate the cash flows of the retained interest-only strip as the excess of the interest yield on the pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and future credit losses over the life of the existing receivables. We discount cash flows from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. The discounted cash flow analysis is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. We recognize interest income over the life of the retained interests in securitizations by applying the discount rate used in the valuation.

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

Premises and Equipment

Premises, equipment, computer hardware, software and artwork are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are charged to expense as incurred. Certain fine art is not depreciated. Certain costs associated with the acquisition or development of internal-use software are capitalized. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s expected useful life. We amortize leasehold improvements over the shorter of the lives of the leases or estimated service lives of the leasehold improvements.

Other Investments

Equity investments that do not have readily determinable fair values are carried at cost and included in other assets on the consolidated balance sheets. Cost method investments are reviewed for impairment if events or changes in circumstances occur that may have a significant adverse effect on the fair value of the investment.

We own Class B common shares of MasterCard Incorporated and Class USA common shares of Visa Inc. that have zero cost basis and no book value. Other revenues include realized gains on the sale of MasterCard Incorporated shares of $6.2 million in 2007 and $2.4 million in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 20, 1998, we completed a transaction with Fleet Financial Group, Inc. (“Fleet”) to contribute substantially all of our consumer credit card receivables, subject to liabilities, to a newly formed entity controlled by Fleet that is now known as Fleet Credit Card Services, L.P. As of the consummation of the transaction on February 20, 1998, our ownership interest in the newly formed entity was 4.99%. Our ownership interest at December 31, 2007 and 2006 was approximately 1.3%. As a result of our May 28, 2004 agreement with Bank of America Corp. (“Bank of America”) and the combination of Bank of America’s and Fleet Credit Card Services, L.P.’s consumer credit card businesses, our partnership interest in Fleet Credit Card Services, L.P. represents an interest in the combined business. We account for our investment in Fleet Credit Card Services, L.P. using the cost method and recognize dividend distributions from net accumulated earnings as income. The partnership interest is included in other assets on the consolidated balance sheets and earnings on the partnership interest are included in other revenues on the consolidated income statements. We received distributions from the partnership of $2.6 million in the year ended December 31, 2007, $1.2 million in 2006 and $1.9 million in 2005.

Rewards Programs

We offer rewards programs with most of our business purpose credit cards. Under our rewards programs, customers may earn cash back rewards and/or business rewards that can be redeemed for travel, gift certificates or merchandise. Eligible customers earn rewards based on net purchases charged on their business credit card accounts. We estimate the costs of future rewards redemptions and record a liability at the time rewards are earned by the customer. These costs of future rewards redemptions are recorded as a reduction of other revenues on the consolidated income statements. Estimates of the costs of future rewards redemptions include assumptions regarding the percentage of earned rewards that customers will ultimately redeem and the cost of business rewards. It is reasonably possible that actual results will differ from our estimates or that our estimated liability for these programs may change.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to our adoption of SFAS No. 123R, we recognized the effect of nonvested share forfeitures as they occurred. Nonvested shares were previously referred to as restricted stock. Under SFAS No. 123R, we are required to estimate forfeitures and to eliminate previously recognized compensation cost, net of related tax effects, for those nonvested shares as a cumulative effect of a change in accounting principle effective January 1, 2006. We determined that the compensation expense previously recognized in income as of December 31, 2005 related to outstanding nonvested shares that may forfeit prior to vesting was not material. Prior to our adoption of SFAS No. 123R, we classified nonvested shares as a separate component of stockholders’ equity. In accordance with SFAS No. 123R, on January 1, 2006, we reclassified nonvested shares to additional paid-in capital on the consolidated balance sheet. Prior to the adoption of SFAS No. 123R, we presented excess tax benefits from stock-based compensation as an operating cash flow. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of recognized stock-based compensation costs be reported as a financing cash flow. Excess tax benefits from stock-based compensation were $5.7 million in the year ended December 31, 2007, $12.1 million in 2006 and $12.8 million in 2005. We have elected the alternative transition method in Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

Prior to January 1, 2006, we used the intrinsic value based accounting methodology prescribed by Accounting Principles Board Opinion (“Opinion”) No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, whereby compensation expense was the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock, and compensation expense was recognized over the vesting period of the award. We also provided pro forma disclosures of compensation expense for options granted to employees under our stock option plans, net of related tax effects, net income and earnings per share, as if the fair value-based method of accounting had been applied. See Note 13 for these pro forma disclosures for the year ended December 31, 2005.

Income Taxes

Our effective tax rate is based on expected income, statutory tax rates, current tax law, changes in uncertain tax positions and tax planning opportunities available to us in the various jurisdictions in which we operate. Management judgment is required in determining our effective tax rate and in evaluating our tax positions. Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, we determine the net deferred tax asset or liability based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and give current recognition to changes in tax rates and laws. Changes in tax laws, rates, regulations and policies, or the final determination of tax audits or examinations, could materially affect our tax estimates and are outside of our control. We evaluate the realizability of the deferred tax asset and recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. When evaluating the realizability of the deferred tax asset, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires management to forecast the business credit card market and the competitive and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if applicable, are included in income tax expense on the consolidated income statements.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN No. 48”) provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In accordance with the statement, before a tax benefit can be recognized, a tax position is evaluated using a threshold that it is more likely than not that the tax position will be sustained upon examination. When evaluating the more-likely-than-not recognition threshold, the interpretation provides that a company should presume the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. If the tax position meets the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more-likely-than-not recognition threshold, it is initially and subsequently measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We adopted FIN No. 48 effective January 1, 2007, and as a result, recorded a $6.1 million reduction to the opening balance of retained earnings. The adoption did not have a material impact on our effective tax rate for the year ended December 31, 2007.

We classify interest and penalties related to unrecognized tax benefits as income tax expense. The liability for unrecognized tax benefits is included in other liabilities on the consolidated balance sheets.

Discontinued Operations

Our exit from the mortgage business and discontinuance of the leasing business represent the disposal of business segments following Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Accordingly, results of these segments are classified as discontinued operations in all periods presented. Our accounting for discontinuance of the mortgage and leasing businesses was not impacted by the issuance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, since its provisions for disposal groups of long-lived assets are effective for disposal activities initiated after January 1, 2002. We use estimates of future cash flows in the accounting for discontinued operations, including estimates of the future costs of mortgage business-related litigation and estimates of operating results of the leasing segment over the wind down period. As all estimates used are influenced by factors outside of our control, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Changes in estimates related to discontinued operations are included in gain (loss), net, on discontinuance of mortgage and leasing businesses on the consolidated income statements.

Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income available to common stockholders is computed by deducting preferred stock dividends from net income. Diluted earnings per common share is computed by dividing net income available to common stockholders by the sum of weighted average common shares outstanding plus dilutive common shares for the period. Potentially dilutive common shares include stock options and nonvested shares. Since the cash dividends declared on our Class B Common Stock were higher than the dividends declared on the Class A Common Stock, basic and diluted earnings per common share have been calculated using the “two-class” method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. Both classes of our common stock share equally in undistributed earnings or losses.

Recently Issued Accounting Standards

In August 2005, the FASB issued a revised exposure draft, Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140. The statement provides guidance for determining whether financial assets must first be transferred to a qualifying special-purpose entity (“QSPE”) to be derecognized, determining additional permitted activities for QSPEs, eliminating prohibitions on QSPEs’ ability to hold passive derivative financial instruments, and requires that interests related to transferred financial assets held by a transferor be initially recorded at fair value. In October 2007, the FASB reported that it expects to issue a revised exposure draft in the second quarter of 2008. Management will evaluate any potential impact of the statement when it is available.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the hierarchy. We do not expect the adoption of this statement effective January 1, 2008 to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The statement provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for Advanta on January 1, 2008. We do not anticipate that we will elect to measure any existing financial assets or liabilities at fair value that are not currently required to be measured at fair value upon adoption of this statement. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. The consensus provides guidance on whether an entity should recognize a liability for the postretirement benefit and how to recognize and measure the asset associated with a collateral assignment split-dollar life insurance arrangement. The consensus is effective for Advanta on January 1, 2008. We do not expect the adoption of this consensus to have a material impact on our financial position or results of operations. Costs related to premiums on split-dollar life insurance policies that we expect to pay in postretirement periods, if applicable, are part of our supplemental executive insurance program liability. See Note 13 for further discussion of this program.

Cash Flow Reporting

Cash paid for interest was $60.5 million for the year ended December 31, 2007, $40.5 million for 2006 and $31.9 million for 2005. In addition, interest expense includes interest credited directly to the accounts of deposit customers and retail note program investors of $36.4 million for the year ended December 31, 2007, $28.9 million for 2006 and $22.9 million for 2005.

Cash paid for taxes was $27.5 million for the year ended December 31, 2007, $21.0 million for 2006 and $18.8 million for 2005. Tax refunds received were $1.1 million for the year ended December 31, 2007, $10.0 million for 2006 and $1.7 million for 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Investments Available for Sale

Investments available for sale consisted of the following at December 31:

	2007				2006				2005
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury and government agency securities	$18,416	$54	$(1)	$18,469	$21,098	$0	$(158)	$20,940	$51,399	$0	$(722)	$50,677
State and municipal securities	18,554	129	(32)	18,651	13,247	65	(70)	13,242	4,730	31	(45)	4,716
Commercial paper	0	0	0	0	6,944	0	(3)	6,941	0	0	0	0
Corporate bonds	7,525	0	(26)	7,499	8,488	0	(124)	8,364	10,593	0	(148)	10,445
Asset backed securities(1)	40,234	10	(2,904)	37,340	46,214	82	(100)	46,196	39,352	28	(114)	39,266
Equity securities(2)	8,066	0	(45)	8,021	10,118	0	(135)	9,983	10,374	0	(73)	10,301
Money market funds	133,159	0	0	133,159	91,771	0	0	91,771	104,272	0	0	104,272
Other	361	0	0	361	40	0	0	40	105	0	0	105

Total investments available for sale	$226,315	$193	$(3,008)	$223,500	$197,920	$147	$(590)	$197,477	$220,825	$59	$(1,102)	$219,782

(1)	Includes mortgage-backed securities.

(2)	Includes venture capital investments of $413 thousand at December 31, 2007, $1.0 million at December 31, 2006 and $1.2 million at December 31, 2005. The amount shown as amortized cost represents fair value for these investments.

Distributions from money market funds were $3.2 million in the year ended December 31, 2007, $1.0 million in 2006 and $2.2 million in 2005, and were included in interest income on the consolidated income statements.

Maturities of investments available for sale at December 31, 2007 were as follows:

	Amortized	Fair
	Cost	Value

Due in 1 year	$25,924	$25,944
Due after 1 but within 5 years	649	659
Due after 5 but within 10 years	10,640	10,701
Due after 10 years	7,643	7,676

Subtotal	44,856	44,980
Asset-backed securities	40,234	37,340
Equity securities	8,066	8,021
Money market funds	133,159	133,159

Total investments available for sale	$226,315	$223,500

Net realized gains and losses on the sale of investments are included in other revenues on the consolidated income statements. Realized gains and losses on sales of investments available for sale were as follows for the years ended December 31:

	2007	2006	2005

Gross realized gains	$2,027	$2,119	$1,452
Gross realized losses	(696)	0	(755)

Net realized gains	$1,331	$2,119	$697

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of investments available for sale in an unrealized loss position and the related unrealized losses were as follows:

	Less Than		12 Months
	12 Months in an		or Longer in an
	Unrealized Loss		Unrealized Loss
	Position		Position		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2007	Amount	Value	Amount	Value	Amount	Value

U.S. Treasury and government agency securities	$(1)	$1,300	$0	$0	$(1)	$1,300
State and municipal securities	(21)	4,188	(11)	1,094	(32)	5,282
Corporate bonds	0	0	(26)	7,499	(26)	7,499
Asset-backed securities	(2,797)	33,917	(107)	3,066	(2,904)	36,983
Equity securities	0	0	(45)	7,255	(45)	7,255

Total	$(2,819)	$39,405	$(189)	$18,914	$(3,008)	$58,319

	Less Than		12 Months
	12 Months in an		or Longer in an
	Unrealized Loss		Unrealized Loss
	Position		Position		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2006	Amount	Value	Amount	Value	Amount	Value

U.S. Treasury and government agency securities	$(10)	$3,701	$(148)	$16,402	$(158)	$20,103
State and municipal securities	(34)	5,771	(36)	1,839	(70)	7,610
Commercial paper	(3)	6,941	0	0	(3)	6,941
Corporate bonds	0	0	(124)	8,364	(124)	8,364
Asset-backed securities	(13)	3,000	(87)	1,992	(100)	4,992
Equity securities	0	0	(135)	7,165	(135)	7,165

Total	$(60)	$19,413	$(530)	$35,762	$(590)	$55,175

There were no declines in the fair value of investments available for sale below their cost that were deemed to be other than temporary at December 31, 2007 or 2006. At December 31, 2007, securities in an unrealized loss position included one investment in U.S. Treasury and government agency securities, twenty-three investments in asset-backed securities, seventeen investments in other debt securities and one equity investment. The range of unrealized losses per individual debt security at December 31, 2007 was $1 thousand to $398 thousand. The maximum length of time an investment was in an unrealized loss position was forty-five months as of December 31, 2007. Our asset-backed securities are primarily backed by subprime mortgage loans and home equity loans, and they are exclusively floating rate, AAA and AA rated securities as of December 31, 2007. The fair values of these securities declined in the second half of 2007 due to difficulties in the subprime mortgage industry that created turmoil in the capital markets. The unrealized losses on debt securities, other than asset-backed securities, at December 31, 2007 resulted from increases in interest rates, not from deterioration in the creditworthiness of the issuers. In addition, the U.S. Treasury and government agency securities, state and municipal securities, corporate bonds and commercial paper have contractual terms which do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The unrealized losses on investments available for sale at December 31, 2007 were not deemed to be other than temporary impairments based upon the length of time and the extent to which the fair value has been less than cost, review of the current interest rate environment, the underlying credit rating of the issuers, anticipated volatility in the market, and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of investments deposited with insurance regulatory authorities to meet statutory requirements or held by a trustee for the benefit of primary insurance carriers was $6.3 million at December 31, 2007 and 2006.

Note 4.	Receivables

Receivables on the balance sheet, including those held for sale, consisted of the following at December 31:

	2007	2006

Business credit card receivables	$1,031,607	$1,133,132
Other receivables	7,330	7,673

Gross receivables	1,038,937	1,140,805

Add: Deferred origination costs, net of deferred fees	20,271	25,130
Less: Allowance for receivable losses
Business credit cards	(67,368)	(49,715)
Other receivables	(1,172)	(1,211)

Total allowance for receivable losses	(68,540)	(50,926)

Receivables, net	$990,668	$1,115,009

We had commitments to extend credit to our credit card customers, representing unused lines of credit, of $13.7 billion at December 31, 2007 and $11.5 billion at December 31, 2006. Lines of credit on our customers’ business purpose credit cards totaled $20.1 billion at December 31, 2007 and $16.7 billion at December 31, 2006. We believe that our customers’ utilization of their lines of credit will continue to be substantially less than the amount of the commitments, as has been our experience to date. We can increase or decrease our customers’ credit lines at our discretion at any time.

See Note 6 for information on geographic and industry concentrations for owned business credit card receivables. Also see Note 6 for statistical information on owned receivables 30 days or more delinquent, 90 days or more delinquent, on nonaccrual status, accruing receivables past due 90 days or more, and net principal charge-offs.

At December 31, 2007, we have a $25 million borrowing collateralized by business credit card receivables. See Note 9.

On January 7, 2008, we sold $125 million of business credit card receivables to one of our off-balance sheet commercial paper conduit facilities. We committed to sell these receivables prior to December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Allowance For Receivable Losses

The following table displays five years of allowance history for the years ended December 31:

	2007	2006	2005	2004	2003

Balance at January 1	$50,926	$45,589	$50,478	$48,454	$46,159
Provision for credit losses	58,165	38,600	40,297	42,368	45,423
Provision for interest and fee losses	11,588	8,830	9,270	9,714	11,623
Gross principal charge-offs:
Business credit cards	(45,374)	(36,777)	(48,552)	(42,991)	(46,597)
Other receivables	(3)	(5)	(5)	(11)	(34)

Total gross principal charge-offs	(45,377)	(36,782)	(48,557)	(43,002)	(46,631)

Principal recoveries:
Business credit cards	3,785	3,002	3,687	3,055	2,927
Other receivables	0	0	0	4	0

Total principal recoveries	3,785	3,002	3,687	3,059	2,927

Net principal charge-offs	(41,592)	(33,780)	(44,870)	(39,943)	(43,704)

Interest and fee charge-offs:
Business credit cards	(10,547)	(8,313)	(9,586)	(10,115)	(11,047)

Balance at December 31	$68,540	$50,926	$45,589	$50,478	$48,454

Note 6.	Securitization Activities

Accounts receivable from securitizations consisted of the following at December 31:

	2007	2006

Retained interests in securitizations	$213,077	$234,054
Accrued interest and fees on securitized receivables, net(1)	88,052	64,713
Amounts due from the securitization trust	48,452	35,719

Total accounts receivable from securitizations	$349,581	$334,486

(1)	Reduced by an estimate for uncollectible interest and fees of $17.3 million at December 31, 2007 and $8.7 million at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents securitization data for the years ended December 31, and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	2007	2006	2005

Average securitized receivables	$4,696,289	$3,337,888	$2,675,906
Securitization income	79,040	114,938	109,051
Discount accretion	20,449	18,158	14,809
Interchange income	199,519	155,160	126,056
Servicing revenues	92,393	63,726	51,079
Proceeds from new securitizations	1,391,984	2,160,674	1,248,066
Proceeds from collections reinvested in revolving-period securitizations	10,684,642	7,553,476	6,023,825
Cash flows received on retained interests	323,566	332,439	301,531
Key assumptions:
Discount rate	8.15%-15.28%	8.71%-10.43%	8.22%-11.27%
Monthly payment rate	19.28%-23.10%	21.29%-25.00%	21.77%-25.00%
Loss rate	3.70%- 7.13%	3.70%- 4.90%	4.25%- 6.79%
Interest yield, net of interest earned by noteholders	7.29%- 8.79%	7.30%- 9.95%	9.95%-11.28%

There were no purchases of delinquent accounts from the securitization trust in the three years ended December 31, 2007.

We used the following assumptions in measuring the fair value of retained interests in securitizations at December 31. The assumptions listed represent weighted averages of assumptions used for each securitization. The monthly payment rate assumptions used at both December 31, 2007 and 2006 result in cash flow projections over an approximate three-month weighted average life of existing receivables for the retained interest-only strip valuation.

	2007	2006

Discount rate	13.25% - 15.28%	8.82% - 9.84%
Monthly payment rate	19.34% - 20.46%	21.29% - 23.10%
Loss rate	6.20% - 7.13%	3.70% - 4.07%
Interest yield, net of interest earned by noteholders	8.79%	7.30%

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

	2007	2006

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased by 200 basis points	$(3,644)	$(4,764)
Discount rate increased by 400 basis points	(7,154)	(9,309)
Monthly payment rate at 115% of base assumption(1)	(386)	(1,144)
Monthly payment rate at 130% of base assumption(1)	(448)	(2,591)
Loss rate at 110% of base assumption	(8,521)	(3,633)
Loss rate at 125% of base assumption	(21,303)	(9,082)
Interest yield, net of interest earned by noteholders, decreased by 100 basis points	(13,774)	(9,819)
Interest yield, net of interest earned by noteholders, decreased by 200 basis points	(27,549)	(19,637)

(1)	The sensitivity analysis at December 31, 2006 used stress rates of 110% and 125% of the base monthly payment rate assumption.

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

	2007	2006

Owned business credit card receivables	$1,031,607	$1,133,132
Securitized business credit card receivables	5,315,421	4,073,128

Total managed receivables	6,347,028	5,206,260

Receivables 30 days or more delinquent:
Owned	42,424	26,053
Securitized	229,808	108,159
Total managed	272,232	134,212
Receivables 90 days or more delinquent:
Owned	19,204	12,632
Securitized	105,577	52,279
Total managed	124,781	64,911
Nonaccrual receivables:
Owned	10,104	10,524
Securitized	59,131	45,160
Total managed	69,235	55,684
Accruing receivables past due 90 days or more:
Owned	17,213	11,302
Securitized	94,139	46,785
Total managed	111,352	58,087
Net principal charge-offs for the year ended December 31(1):
Owned	41,589	33,775
Securitized	178,173	116,227
Total managed	219,762	150,002

(1)	Net principal charge-offs for the year ended December 31, 2005 were $45 million on owned receivables and $155 million on securitized receivables, for a total of $200 million on managed receivables.

At December 31, 2007, approximately 15% of our owned and managed business credit card receivables were concentrated in the state of California. This compares to U.S. Census population estimates of 12% of the U.S. population residing in the state of California. Approximately 15% of U.S. small businesses are domiciled in California based on a 2007 Small Business Administration report of 2006 data. We had no other concentrations in a single state in excess of 10% of total owned or managed business credit card receivables.

At December 31, 2007, our owned and managed business credit card receivables included the following concentrations by Standard Industrial Classification industry division, based on the relative portion of the portfolio for which industry data is available: 22% nonprofessional services, 16% professional services, 19% retail trade, and 13% construction. We had no other concentrations in industry divisions in excess of 10% of total owned or managed business credit card receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Other Assets and Liabilities

Other assets consisted of the following at December 31:

	2007	2006

Net deferred tax asset	$38,147	$39,166
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Investment in preferred securities trust	3,093	3,093
Other	147,580	92,411

Total other assets	$220,915	$166,765

Other liabilities consisted of the following at December 31:

	2007	2006

Liability for unrecognized tax benefits	$39,495	$0
Business rewards liability	29,768	25,467
Cash back rewards liability	9,590	7,366
Accounts payable and accrued expenses	31,563	31,628
Cash overdraft	23,993	41,188
Liabilities of discontinued operations, net	2,967	1,607
Current income taxes payable	2,464	21,473
Other	38,073	21,891

Total other liabilities	$177,913	$150,620

Note 8.	Deposits

Deposit accounts consisted of the following at December 31:

	2007	2006

Demand deposits	$8,874	$4,889
Money market savings	84,804	72,525
Time deposits of $100,000 or less	867,263	668,398
Time deposits of more than $100,000	690,796	619,326

Total deposits	$1,651,737	$1,365,138

All deposits are interest bearing except demand deposits. Time deposit maturities were as follows at December 31, 2007:

Year Ending December 31,
2008	$1,066,348
2009	384,995
2010	68,466
2011	20,415
2012	17,835

The average interest cost of our deposits was 5.10% for the year ended December 31, 2007, 4.43% for 2006 and 3.46% for 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Debt and Other Borrowings

The composition of debt was as follows at December 31:

	2007	2006

RediReserve variable rate demand certificates (4.50%-4.65%)	$10,396	$12,511
91 day retail notes, fixed (5.12%)	753	738
6 month retail notes, fixed (5.26%)	3,029	1,826
12 month retail notes, fixed (3.92%-5.59%)	27,206	21,170
18 month retail notes, fixed (5.35%-6.06%)	5,725	4,333
24 month retail notes, fixed (4.11%-6.30%)	18,054	19,336
30 month retail notes, fixed (3.68%-5.97%)	4,961	5,251
36 month retail notes, fixed (4.40%-6.77%)	11,530	16,556
48 month retail notes, fixed (5.12%-7.23%)	11,314	16,128
60 month retail notes, fixed (5.59%-9.22%)	96,717	106,677
84 month retail notes, fixed (6.30%-8.62%)	5,669	4,278
120 month retail notes, fixed (6.77%-9.53%)	22,979	16,500
Other retail notes, fixed (4.40%-9.53%)	2,515	1,822

Total debt	$220,848	$227,126

Interest rates shown in the table above represent the range of rates on debt outstanding at December 31, 2007.

The annual contractual maturities of debt were as follows at December 31, 2007:

Year Ending December 31,
2008	$107,713
2009	44,694
2010	16,177
2011	11,558
2012 and thereafter	40,706

The average interest cost of our debt was 6.90% for the year ended December 31, 2007, 6.39% for 2006 and 6.16% for 2005.

At December 31, 2007, we had $25.0 million of borrowings in connection with a $100 million secured borrowing agreement. The borrowing agreement is committed through April 2008 and borrowings are collateralized by business credit card receivables. There were no similar borrowings at December 31, 2006.

We have an uncommitted master repurchase agreement using subordinated trust assets rated BB by Standard & Poor’s and Ba2 by Moody’s Investor Service as collateral. There were no borrowings in connection with this agreement at December 31, 2007 or 2006. At December 31, 2007, we had $131.8 million of subordinated trust assets held at non-bank subsidiaries that were rated BB by Standard & Poor’s and Ba2 by Moody’s Investor Service.

At December 31, 2007, Advanta Bank Corp. had uncommitted federal funds purchased facilities available with six correspondent banks totaling $247.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The trust preferred securities are subject to mandatory redemption upon the optional prepayment by Advanta Corp. of the junior subordinated debentures at any time on or after December 17, 2006 at an amount per trust preferred security equal to 104.495% of the principal amount plus accrued and unpaid distributions. This amount declines ratably on each December 17 thereafter to 100% on December 17, 2016. Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. Dividends on the trust preferred securities are cumulative and payable semi-annually in arrears at an annual rate of 8.99%, and are deferrable at our option for up to ten consecutive semi-annual periods, provided that no deferral may extend beyond December 17, 2026. We cannot pay dividends on our preferred or common stocks during deferments. There have been no deferments as of December 31, 2007. The trust has no operations or assets separate from its investment in the junior subordinated debentures.

In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, as revised, the subsidiary trust that issued the trust preferred securities is not consolidated. The consolidated balance sheets include subordinated debt payable to preferred securities trust of $103 million and an equity investment in the trust of $3 million. The consolidated income statements include interest expense on subordinated debt payable to preferred securities trust of $9.3 million for the year ended December 31, 2007 and $9.2 million for 2006 and 2005.

The following is summarized financial information for Advanta Capital Trust I:

	December 31,
	2007	2006

Balance Sheet
Total assets	$103,453	$103,453
Total liabilities	360	360
Mandatorily redeemable preferred securities	100,000	100,000
Total common securityholder’s equity	3,093	3,093

	Year Ended December 31,
	2007	2006	2005

Income Statement
Interest income	$9,268	$9,268	$9,268
Expenses	0	0	0
Net income	$9,268	$9,268	$9,268

Note 11.	Commitments and Contingencies

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

On November 7, 2007, Visa reached a settlement with American Express related to an antitrust lawsuit (the “Am Ex Litigation”). If the IPO is consummated, Visa is expected to set aside a portion of the proceeds from its IPO in an escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters including the Am Ex Litigation (the “Litigation Escrow”). Advanta Corp. and its subsidiaries were not named as defendants in the Am Ex Litigation or the other specified litigation matters. However, if Visa’s IPO is not consummated or the Litigation Escrow is not sufficient to satisfy the settlement of the Am Ex Litigation and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. We recorded a $4.2 million reserve in 2007 associated with our continlgent obligation to Visa USA related to Visa’s settlement of the Am Ex Litigation. While the estimation of any potential losses related to Visa’s other specified litigation matters is highly judgmental, we recorded an additional $7.8 million liability in 2007 for the estimated fair value of our contingent indemnification obligation with respect to the other specified Visa litigation matters. We anticipate that Visa’s settlement of the Am Ex Litigation and other specified litigation matters will be satisfied with the Litigation Escrow, at which time we will be able to reduce the liability we established by our proportionate share of the amounts funded in the Litigation Escrow. We also anticipate that a portion of our Visa Class USA Shares will be redeemed by Visa in connection with the IPO and we will record a gain equal to any cash proceeds received for our shares.

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

Obligations under Guarantees

In the normal course of business, including discontinued operations, we enter into agreements or other relationships with third parties pursuant to which we may be obligated under specified circumstances to indemnify the counterparties with respect to certain matters. Our contractual indemnification obligations typically arise in the context of agreements entered into by us to, among other things, purchase or sell assets or services, finance our business and business transactions, establish alliances or other strategic business relationships, service assets (including for unaffiliated third parties), buy or lease real property and license intellectual property. The agreements we enter into in the normal course of business, including discontinued operations, generally require us to pay certain amounts to the other party associated with claims or losses if they result from our breach of the agreement, including the inaccuracy of representations or warranties. The agreements we enter into may also contain other indemnification provisions that obligate us to pay certain amounts upon the occurrence of certain events, such as the negligence or willful misconduct of our employees, infringement of third party intellectual property rights or claims that performance of the agreement constitutes a violation of law. In addition to contractual indemnification provisions, we may be subject to indemnification obligations to third parties arising out of our investment in or other relationship with third parties, including our current or past membership in organizations or associations. Generally, payment by us under an indemnification provision is conditioned upon the other party making a claim, and typically we can challenge the other party’s claims. Further, our indemnification obligations may be limited in time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us under an indemnification agreement or obligation. Also, in connection with the securitization of receivables, we enter into agreements pursuant to which we agree to indemnify other parties to these transactions. The agreements contain standard representations and warranties about the receivables that are securitized and include indemnification provisions under certain circumstances involving a breach of these representations or warranties. In connection with the securitization transactions we also include indemnifications that protect other parties to the transactions upon the occurrence of certain events, such as violations of securities laws and certain tax matters. With the exception of the Visa USA contingent indemnification obligation discussed above, contingencies triggering material indemnification obligations have not occurred historically and are not expected to occur. Maximum exposure to loss is not possible to estimate due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. The nature of the indemnification provisions in the various types of agreements and relationships described above are low risk and pervasive, and we consider them to have a remote risk of loss. As discussed above, we recorded a $12.0 million liability in 2007 for our contingent obligation to Visa USA related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Visa’s settlement of the Am Ex Litigation and for the estimated fair value of our contingent indemnification obligation with respect to the other specified Visa litigation matters. There are no other amounts on the consolidated balance sheets related to indemnifications.

In connection with our exit from certain businesses, we have entered into agreements that include customary indemnification obligations to the other parties. In general, the agreements we have entered into in connection with our disposition of assets, liabilities and/or businesses provide that we will indemnify the other parties to the transactions for certain losses relating to the assets, liabilities or business acquired by them. The obligations to indemnify are transaction and circumstance specific, and in most cases the other party must suffer a minimum threshold amount of losses before our indemnification obligation is triggered. Under the indemnification provisions, payment by us is generally conditioned upon the other party making a claim pursuant to the procedures specified in the particular agreement, and the procedures typically allow us to challenge the other party’s claims. It is not possible to determine the maximum potential amount of future payments under these or similar arrangements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement.We previously had litigation relating to indemnification provisions of transaction agreements governing the transfer of the consumer credit card business and our exit from the mortgage business. Outstanding litigation relating to both of these transaction agreements was resolved prior to December 31, 2005. There are no amounts on the consolidated balance sheets related to these indemnifications.

We own 100% of a statutory business trust that issued $100 million of trust preferred securities, representing preferred beneficial interests in the assets of the trust. See Note 10 for further discussion. Advanta Corp. provides a full and unconditional guarantee of payments of distributions and other amounts due on the trust preferred securities. At December 31, 2007, the maximum amount of the undiscounted future payments that Advanta Corp. could be required to make under this guarantee was $271 million, representing the amount of trust preferred securities outstanding of $100 million at December 31, 2007 and future dividends of approximately $9 million per year through December 2026. Our consolidated balance sheets reflect the subordinated debt payable to the trust of $103 million.

See Note 22 for a discussion of parent guarantees of subsidiary obligations.

Commitments

We lease office space in several states under leases accounted for as operating leases. Total rent expense was $5.7 million for the year ended December 31, 2007, $5.4 million for 2006, and $5.1 million for 2005. Future minimum lease payments include rent and other related expenses. The future minimum lease payments of non-cancelable operating leases are as follows at December 31, 2007:

Year Ending December 31,
2008	$6,258
2009	6,273
2010	4,832

In the normal course of business, we have commitments to extend credit to our business credit card customers. See Note 4 for further discussion.

Note 12.	Capital Stock

Class A Preferred Stock is entitled to 1/2 vote per share and a noncumulative dividend of $140 per share per year, which must be paid prior to any dividend on the common stock. The redemption price of the Class A Preferred Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is equivalent to its par value and redemption is only permitted upon approval of the Board of Directors of Advanta Corp. Cash dividends per share of common stock declared were as follows for the years ended December 31:

	2007	2006	2005

Class A Common Stock	$0.6730	$0.5006	$0.2898
Class B Common Stock	0.8075	0.6007	0.3478

In May 2006, we repurchased 1.5 million shares of Class B Common Stock beneficially owned by Advanta Corp.’s Chairman and Chief Executive Officer for $38.5 million. The stock repurchase and material terms were authorized by Advanta Corp.’s Audit Committee and Board of Directors (with the Chairman and Chief Executive Officer abstaining). Also in May 2006, in connection with the vesting of shares related to the 2005 performance year for our management incentive program, we withheld 198 thousand vested shares with a market value of $5.0 million from certain employees (including officers) to meet our minimum statutory tax withholding requirements.

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

In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split, in the form of a 50% stock dividend payable June 15, 2007, on both Class A and Class B Common Stock. The Board of Directors of Advanta Corp. also authorized the repurchase of up to 1.5 million shares of Advanta Corp.’s Class B Common Stock. In 2007, we completed repurchases in connection with this authorization for a total of $36.9 million.

We retired 651 thousand treasury shares of Class A Common Stock and 6.3 million treasury shares of Class B Common Stock in 2007.

Note 13.	Stock-Based Compensation and Benefit Plans

We have adopted a stock-based incentive plan designed to provide incentives to participating employees to remain in our employ and devote themselves to Advanta’s success. Our incentive plan authorizes an aggregate of 30.0 million shares of Advanta Corp. Class B Common Stock for the grant of stock options, awards of shares of stock or awards of stock appreciation rights to employees, directors and consultants. Shares available for future grant were 7.0 million at December 31, 2007 and 8.4 million at December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense, net of forfeitures, and related tax effects recognized in connection with nonvested shares were as follows for the years ended December 31:

	2007	2006	2005

Compensation expense	$4,716	$5,593	$6,721
Income tax benefit	1,820	2,153	2,621

The total fair value of nonvested shares that vested was $7.5 million for the year ended December 31, 2007, $22.8 million for 2006 and $20.2 million for 2005. As of December 31, 2007, there was $12.6 million of total unrecognized compensation expense related to outstanding nonvested shares and we expect to recognize the expense over a weighted average period of 2.3 years.

The following table summarizes nonvested share activity for the years ended December 31:

	2007		2006		2005
		Weighted Average		Weighted Average		Weighted Average
	Number of	Price at Date of	Number of	Price at Date of	Number of	Price at Date of
(Shares in thousands)	Shares	Issuance	Shares	Issuance	Shares	Issuance

Outstanding at beginning of year	1,238	$20.88	1,217	$5.71	2,676	$6.45
Granted	297	17.78	1,073	24.30	15	14.85
Vested	(239)	24.22	(896)	5.79	(1,242)	7.00
Forfeited	(198)	20.67	(156)	12.75	(232)	7.87

Outstanding at end of year	1,098	$19.35	1,238	$20.88	1,217	$5.71

In February 2008, 565 thousand nonvested shares were granted in connection with the management incentive program covering potential bonus awards for performance year 2010.

Stock Options

All stock options outstanding in the three years ended December 31, 2007 were options to purchase Class B Common Stock. Our stock options generally vest over a four-year period and expire ten years after the date of grant. Compensation expense, net of forfeitures, and related tax effects recognized in connection with employee stock options were as follows:

	2007	2006	2005

Compensation expense	$5,448	$3,842	$0
Income tax benefit	2,103	1,479	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, there was $12.0 million of total unrecognized compensation expense related to outstanding stock options and we expect to recognize the expense over a weighted average period of 2.1 years. Stock option activity in the years ended December 31 was as follows:

	2007		2006		2005
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
(Shares in thousands)	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	7,419	$10.88	7,479	$7.58	8,283	$7.43
Granted	1,624	29.90	1,518	25.18	232	15.68
Exercised	(810)	10.22	(1,344)	7.83	(784)	7.78
Forfeited	(441)	25.02	(234)	15.69	(252)	9.56
Expired	(10)	17.03	0	0	0	0

Outstanding at end of year	7,782	$14.11	7,419	$10.88	7,479	$7.58

Options exercisable at end of year	5,061	$7.80	4,904	$6.95	5,520	$6.97

Weighted average fair value of options granted in the year	$6.42		$6.66		$6.33

The aggregate intrinsic value of stock options exercised was $16.4 million in the year ended December 31, 2007, $21.8 million in 2006 and $7.3 million in 2005. The aggregate intrinsic value of stock options outstanding at December 31, 2007 was $8.9 million with a weighted average remaining contractual life of 4.9 years. The aggregate intrinsic value of stock options exercisable at December 31, 2007 was $8.9 million with a weighted average remaining contractual life of 2.9 years.

The assumptions listed in the table below represent weighted averages of the assumptions used to estimate the fair value for each option grant using the Black-Scholes-Merton option pricing model. The expected dividend yield is based on current dividend rates. If applicable, expected dividend yield also includes the expected impact of announced and anticipated changes in dividend rates based upon management’s expectations of future performance. The expected life of the options is estimated by reviewing historical option exercise data and considering the contractual life of the options and the vesting periods. Expected volatility is based on the historical volatility of Class B Common Stock. The risk-free interest rate is based on the discount rate on a U.S. Treasury Note of a similar duration to the expected life of the options.

	2007	2006	2005

Expected life (in years)	5.6	5.3	5.0
Expected volatility	33.66%	38.09%	53.60%
Risk-free interest rate	4.52%	4.95%	3.79%
Expected dividend yield	4.92%	4.24%	3.14%
Range of expected dividend yield over expected life	2.84% – 6.88%	2.70% – 7.38%	2.32% – 4.07%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to January 1, 2006, we used the intrinsic value based method of accounting for employee stock options permitted by SFAS No. 123 and, as a result, have provided pro forma disclosures of compensation expense. Had compensation expense for employee stock options been determined using the fair value based method, our compensation expense for employee stock options, net of related tax effects, net income and net income per common share would have changed to the following pro forma amounts for the year ended December 31, 2005:

	2005
	As	Pro
	Reported	Forma

Stock-based employee compensation expense for stock option plans, net of related tax effects	$0	$2,449
Net income	110,429	107,980
Basic net income per common share
Class A	$2.74	$2.67
Class B	2.82	2.76
Combined	2.79	2.73
Diluted net income per common share
Class A	$2.51	$2.45
Class B	2.55	2.49
Combined	2.54	2.47

Due to the restructuring of Advanta in the first quarter of 2001, we implemented a program whereby certain out-of-the-money options were exchanged for shares of Class B Common Stock. Shares granted in exchange for options were immediately vested but their distribution was deferred. Participants could elect to receive distributions of 25% of their shares on the first, second, third and fourth anniversaries of the program or to defer distributions of any installment of shares until the second through tenth anniversaries of the program. If a participant terminates employment with Advanta, any unpaid installments will be distributed on the tenth anniversary of the program. We distributed 44 thousand shares in the year ended December 31, 2007. No shares were distributed in the year ended December 31, 2006. We distributed 37 thousand shares in the year ended December 31, 2005. There were 64 thousand shares remaining to be distributed in connection with this program at December 31, 2007.

Employee Savings Plan

Our Employee Savings Plan is a defined contribution plan available to all of our employees who have reached age 21 with six months of service. It provides tax-deferred savings and investment opportunities, including the ability to invest in Advanta Corp. Class B Common Stock. The plan provides for discretionary employer contributions equal to a portion of the first 5% of an employee’s compensation contributed to the plan. The compensation expense for this plan totaled $1.9 million for each of the three years ended December 31, 2007. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2007 were purchased on the open market.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, which allows employees and directors to purchase Advanta Corp. Class B Common Stock at a 15% discount from the market price without paying brokerage fees. We report this 15% discount as compensation expense and we incurred expense of $74 thousand for the year ended December 31, 2007, $68 thousand for 2006 and $76 thousand for 2005. All shares of Advanta Corp. Class B Common Stock purchased by the plan in the three years ended December 31, 2007 were purchased on the open market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Ownership Plan

On September 10, 1998, the Board of Directors authorized the formation of an Employee Stock Ownership Plan (“ESOP”), available to all of our employees who have reached age 21 with one year of service. In 1998, the ESOP borrowed approximately $12.6 million from Advanta Corp. and used the proceeds to purchase approximately 1.5 million shares of Class A Common Stock. The ESOP loan is repayable with an interest rate of 8% over 30 years. We make contributions to the ESOP equal to the ESOP’s debt service less dividends received on ESOP shares. As the ESOP makes each loan payment, an appropriate percentage of stock becomes available to be allocated to participants. At the time of the loan payment, shares are allocated to participants equal to the value of dividends on allocated shares used for loan payments. The remaining shares available for allocation are allocated to eligible employees’ accounts as of each year-end based on relative participant compensation. Unallocated shares are reported as unearned ESOP shares on the consolidated balance sheets. As shares of common stock acquired by the ESOP are committed to be released to each employee, we report compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are used to fund debt service of the ESOP. ESOP compensation expense was $1.2 million for the year ended December 31, 2007, $1.1 million for 2006 and $822 thousand for 2005. At December 31, 2007, there were 1.0 million unearned and unallocated ESOP shares with a fair value of $7.7 million. At December 31, 2006, there were 1.1 million unearned and unallocated ESOP shares with a fair value of $29.2 million.

Supplemental Executive Plans

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

In April 2007, the Board of Directors approved a supplemental executive insurance program (“SEIP”) to provide certain senior executives with benefits including payments to cover their tax costs associated with split dollar life insurance policies and unanticipated additional insurance premiums that the executives may need to fund in the future. Benefits continue after the executive’s retirement. With respect to one executive, the SEIP also provides an unreduced survivor benefit to the executive’s spouse. The SEIP is a nonqualified, noncontributory, unfunded defined benefit plan. SEIP post-retirement benefits vest ratably from April 2007 through the date the executive reaches age 70.

The measurement date used to determine the benefit obligation for the SERP and SEIP is December 31. The related benefit obligations are included in other liabilities on the consolidated balance sheets. We used a weighted average discount rate in calculating the benefit obligation for the SERP of 6.5% as of December 31, 2007 and 5.9% as of December 31, 2006. We used a weighted average discount rate in calculating the benefit obligation for the SEIP of 6.2% as of December 31, 2007. The SERP net periodic pension cost included in compensation expense was as follows for the years ended December 31:

	2007	2006	2005

Service cost	$831	$769	$742
Interest cost	90	64	19

Total net periodic pension cost	$921	$833	$761

The SEIP net periodic pension cost included in compensation expense for the year ended December 31, 2007 was $1.1 million, comprised of service cost of $1.1 million and interest cost of $23 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the SERP is equal to the projected benefit obligation since the SERP uses a flat-benefit formula. The following is a reconciliation of the beginning and ending balances of the accumulated benefit obligations at December 31:

	SERP		SEIP
	2007	2006	2007	2006

Benefit obligation at beginning of year	$1,594	$761	$0	$0
Service cost	831	769	1,088	0
Interest cost	90	64	23	0
Actuarial gains	(240)	0	0	0

Benefit obligation at end of year	$2,275	$1,594	$1,111	$0

Accumulated other comprehensive income included a $240 thousand pretax actuarial gain for the SERP that has not yet been recognized as a component of net periodic pension cost at December 31, 2007. The estimated pretax portion of the actuarial gain that is expected to be recognized as a component of net periodic pension cost in 2008 is $3 thousand.

As of December 31, 2007, we expect to make SERP and post-retirement SEIP benefit payments in the next ten years as follows:

Year Ending December 31,	SERP	SEIP

2008	$5	$0
2009	9	0
2010	13	0
2011	18	0
2012	274	98
2013 through 2017	3,120	1,111

Note 14.	Minimum Regulatory Capital Requirements

In April 2007, we received approval for the conversion of Advanta National Bank from a national bank to a Delaware state chartered bank that is named Advanta Bank. The conversion to a Delaware state bank was effective May 3, 2007. This bank subsidiary’s operations are currently not material to our consolidated operating results.

Advanta Bank Corp. and Advanta Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the banks’ and our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The banks’ capital amounts and classification are also subject to qualitative judgments by the bank regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, each as defined in the regulations. Management believes that our bank subsidiaries met all capital adequacy requirements to which they were subject as of December 31, 2007 and 2006.

As of December 31, 2006, Advanta National Bank had agreements with its bank regulatory agency that required Advanta National Bank to have a ratio of 12.7% for Tier 1 and total capital to risk-weighted assets, and to a ratio of 5% for Tier 1 capital to adjusted total assets as defined in the agreement. In addition, the agreement prohibited the payment of dividends by Advanta National Bank without prior regulatory approval. These agreements were terminated when Advanta National Bank converted to a Delaware Bank effective May 3, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As set forth in the table below, at December 31, 2007 and 2006, our bank subsidiaries had capital at levels a bank is required to maintain to be classified as “well-capitalized” under the regulatory framework for prompt corrective action. However, Advanta National Bank did not meet the definition of “well-capitalized” as of December 31, 2006 because of the existence of its agreement with its regulatory agency, even though it had achieved the higher imposed capital ratios required by the agreement.

			To Be Adequately		To Be Well-
			Capitalized Under		Capitalized Under
			Prompt Corrective		Prompt Corrective
	Actual		Action Provisions		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$446,197	22.66%	$258,762	≥ 8.0%	$284,330	≥ 10.0%
Advanta Bank	15,437	97.12	1,272	≥ 8.0	1,590	≥ 10.0
Tier I Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$405,517	20.60%	$178,594	≥ 4.0%	$207,548	≥ 6.0%
Advanta Bank	15,266	96.04	635	≥ 4.0	953	≥ 6.0
Tier I Capital (to Average Assets)
Advanta Bank Corp.	$405,517	17.54%	$92,499	≥ 4.0%	$115,624	≥ 5.0%
Advanta Bank	15,266	38.96	1,960	≥ 4.0	1,960	≥ 5.0
December 31, 2006
Total Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$439,335	21.37%	$259,648	≥ 8.0%	$286,535	≥ 10.0%
Advanta National Bank	77,984	287.33	2,170	≥ 8.0	2,715	≥ 10.0
Tier I Capital (to Risk-Weighted Assets)
Advanta Bank Corp.	$398,653	19.39%	$177,516	≥ 4.0%	$207,866	≥ 6.0%
Advanta National Bank	77,762	286.51	1,085	≥ 4.0	1,628	≥ 6.0
Tier I Capital (to Average Assets)
Advanta Bank Corp.	$398,653	20.33%	$78,444	≥ 4.0%	$98,055	≥ 5.0%
Advanta National Bank	77,762	78.25	3,975	≥ 4.0	4,970	≥ 5.0

Note 15.	Restrictions on Dividends, Loans and Advances

In the normal course of business, Advanta Corp. and its subsidiaries enter into agreements, or are subject to regulatory requirements, that result in dividend and loan restrictions.

Banks insured by the Federal Deposit Insurance Corporation are subject to certain provisions of the Federal Reserve Act which impose various legal limitations on the extent to which banks may finance or otherwise supply funds to certain of their affiliates. In particular, Advanta Bank Corp. and Advanta Bank are subject to certain restrictions on any extensions of credit to, or other covered transactions, such as certain purchases of assets, with Advanta Corp. or its affiliates. These restrictions prevent Advanta Bank Corp. and Advanta Bank from lending to Advanta Corp. and its affiliates unless these extensions of credit are secured by U.S. Government obligations or other specified collateral. Further, secured extensions of credit are limited in amount: (1) as to Advanta Corp. or any affiliate, to 10% of each bank’s capital and surplus; and (2) as to Advanta Corp. and all affiliates in the aggregate, to 20% of each bank’s capital and surplus.

Under grandfathering provisions of the Competitive Equality Banking Act of 1987, Advanta Corp. is not required to register as a bank holding company under the Bank Holding Company Act of 1956, as amended, so long

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as Advanta Corp. and Advanta Bank continue to comply with certain restrictions on their activities. These restrictions include the limitation that Advanta Bank may take demand deposits but may not be in the business of making commercial loans. We have no present plans to register as a bank holding company under the Bank Holding Company Act.

Advanta Bank Corp. paid $95 million in cash dividends to Advanta Corp. in 2007, $75 million in 2006 and $35 million in 2005. Advanta National Bank paid a dividend of $39.1 million and return of capital of $28 million to Advanta Corp. in 2007, after having received prior approval from the Office of the Comptroller of the Currency and prior to the conversion from a national bank to a Delaware state chartered bank effective May 3, 2007.

Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. At December 31, 2007, the insurance subsidiaries were in compliance with these rules and regulations. The insurance subsidiaries paid no dividends to Advanta Corp. in the three years ended December 31, 2007.

Total stockholders’ equity of our banking and insurance subsidiaries was $438 million at December 31, 2007 and $491 million at December 31, 2006. Of our total equity in these subsidiaries, $263 million was restricted at December 31, 2007 and $338 million was restricted at December 31, 2006. At January 1, 2008, $175 million of stockholders’ equity of our bank and insurance subsidiaries was available for payment of cash dividends in 2008 under applicable regulatory guidelines without prior regulatory approval.

In addition to dividend restrictions at banking and insurance subsidiaries, one of our other subsidiaries is subject to a minimum equity requirement as part of a transaction agreement. The total minimum equity requirement of this subsidiary was $10 million at December 31, 2007 and the subsidiary was in compliance with its minimum equity requirement. We also have an investment in a limited partnership, Fleet Credit Card Services, L.P., and estimated undistributed partnership earnings included in our retained earnings were $12.1 million at December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other(1)	Total

Year Ended December 31, 2007
Interest income	$157,255	$38,392	$195,647
Interest expense	54,922	44,409	99,331
Noninterest revenues	358,791	7,706	366,497
Pretax income (loss) from continuing operations	126,485	(10,805)	115,680
Total assets at end of period	1,518,810	1,245,562	2,764,372
Capital expenditures	108	6,239	6,347
Stock-based compensation expense	10,143	0	10,143
Depreciation and amortization	159	5,946	6,105

Year Ended December 31, 2006
Interest income	$143,738	$26,017	$169,755
Interest expense	46,233	29,077	75,310
Noninterest revenues	332,924	5,031	337,955
Pretax income from continuing operations	135,587	1,401	136,988
Total assets at end of period	1,495,544	917,594	2,413,138
Capital expenditures	225	5,643	5,868
Stock-based compensation expense	9,673	0	9,673
Depreciation and amortization	145	5,640	5,785

Year Ended December 31, 2005
Interest income	$121,697	$17,904	$139,601
Interest expense	36,027	21,559	57,586
Noninterest revenues	284,556	6,284	290,840
Gain on transfer of consumer credit card business	0	67,679	67,679
Pretax income from continuing operations	88,905	68,274	157,179
Total assets at end of period	1,362,133	765,270	2,127,403
Capital expenditures	0	6,193	6,193
Stock-based compensation expense	6,845	0	6,845
Depreciation and amortization	392	6,792	7,184

(1)	Other includes venture capital operations as well as investment and other activities not attributable to the Advanta Business Cards segment. In addition, pretax loss in the year ended December 31, 2007 includes $12.0 million of expenses associated with a contingent obligation to indemnify Visa Inc. for certain litigation matters. Total assets in Other include assets of discontinued operations, if applicable.

Note 17.	Gain on Transfer of Consumer Credit Card Business

On May 28, 2004, Advanta Corp. and certain of its subsidiaries and Bank of America signed an agreement to resolve all outstanding litigation, including partnership tax disputes, between Advanta and Fleet, which was acquired by Bank of America, relating to the transfer of our consumer credit card business to Fleet Credit Card Services, L.P. in 1998. The agreement was subject to the Internal Revenue Service’s final approval of the settlement of the tax disputes. We received the final approval of the Internal Revenue Service in January 2005 and, as a result, we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received $63.8 million in cash from Bank of America in February 2005, representing a return of the payments that we made to Fleet in Delaware state court litigation in February 2004. Consistent with the terms of our agreement with Bank of America, all outstanding litigation between Advanta and Fleet was dismissed in February 2005. The overall impact of the agreement with Bank of America, including the cash received, settlement of the tax disputes and reevaluation of the valuation allowance on deferred tax assets, was a pretax gain of $67.7 million, tax expense of $5.6 million and an increase in additional paid-in capital of $6.0 million in the year ended December 31, 2005. See Note 19 for further description of the income tax impact of our May 28, 2004 agreement with Bank of America.

Note 18.	Other Revenues and Operating Expenses

Other revenues consisted of the following for the years ended December 31:

	2007	2006	2005

Interchange income	$249,481	$203,369	$164,853
Cash back rewards	(61,040)	(45,845)	(33,581)
Business rewards	(25,665)	(22,216)	(20,140)
Investment securities gains, net(1)	9,395	5,508	780
Balance transfer fees	8,308	7,848	5,561
Cash usage fees	4,089	3,487	3,199
Other business credit card fees	4,705	3,545	3,283
Earnings on investment in Fleet Credit Card Services, L.P.	2,580	1,246	1,948
Other, net	3,211	2,349	4,807

Total other revenues, net	$195,064	$159,291	$130,710

(1)	Investment securities gains, net, include changes in the fair value and realized gains and losses on venture capital investments.

In each reporting period, we evaluate our estimates of the percentage of earned rewards that customers will ultimately redeem and the costs of business rewards and adjust our estimates, if needed, based on historical experience, consideration of changes in portfolio composition and changes in the rewards programs, including redemption terms. Changes in estimates increased other revenues $2.2 million in the year ended December 31, 2007 as compared to an increase of $500 thousand in 2006 and a decrease of $1.2 million in 2005.

Operating expenses consisted of the following for the years ended December 31:

	2007	2006	2005

Salaries and employee benefits	$106,303	$96,371	$96,012
Amortization of deferred origination costs, net	50,054	48,285	41,729
External processing	28,457	25,072	21,216
Marketing	15,609	23,193	20,560
Professional fees	15,603	11,907	12,236
Visa indemnification	11,984	0	0
Equipment	11,497	9,942	10,954
Occupancy	9,465	9,102	8,180
Fraud	7,742	3,093	2,804
Postage	5,946	4,830	3,927
Other	26,308	25,017	25,440

Total operating expenses	$288,968	$256,812	$243,058

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Income Taxes

Income tax expense was as follows for the years ended December 31:

	2007	2006	2005

Income tax expense attributable to:
Continuing operations	$44,652	$52,740	$40,490
Gain (loss), net, on discontinuance of mortgage and leasing businesses	643	462	(4,002)

Total income tax expense	$45,295	$53,202	$36,488

Income tax expense attributable to continuing operations consisted of the following components for the years ended December 31:

	2007	2006	2005

Current:
Federal	$32,291	$21,794	$15,090
State	5,331	5,861	3,539

Total current	37,622	27,655	18,629

Deferred:
Federal	7,435	25,281	21,432
State	(405)	(196)	429

Total deferred	7,030	25,085	21,861

Total income tax expense attributable to continuing operations	$44,652	$52,740	$40,490

The reconciliation of the statutory federal income tax to income tax expense attributable to continuing operations is as follows for the years ended December 31:

	2007	2006	2005

Statutory federal income tax	$40,488	$47,946	$55,013
State income taxes, net of Federal income tax benefit	3,302	3,641	2,579
Nondeductible expenses	684	945	1,174
Compensation limitation	397	201	440
Gain on transfer of consumer credit card business	0	0	(12,347)
Change in valuation allowance	0	0	(6,393)
Other	(219)	7	24

Income tax expense attributable to continuing operations	$44,652	$52,740	$40,490

Our effective tax rate was 38.6% for the year ended December 31, 2007, 38.5% for 2006 and 25.8% for 2005. The effective tax rate for the year ended December 31, 2005 was impacted by the Bank of America agreement and reevaluation of the valuation allowance discussed below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset was comprised of the following at December 31:

	2007	2006

Deferred tax assets	$62,351	$66,059
Deferred tax liabilities	(24,204)	(26,893)

Net deferred tax asset	$38,147	$39,166

The components of the net deferred tax asset were as follows at December 31:

	2007	2006

Deferred revenue	$(15,138)	$(10,435)
Rewards programs	13,775	11,492
Federal tax benefit of state tax positions	11,028	4,004
Receivable losses	8,506	8,864
Deferred origination costs, net of deferred fees	(7,167)	(8,910)
Incentive and deferred compensation	6,169	6,065
Capital loss carryforwards	4,248	6,653
Visa indemnification	4,194	0
Securitization income	3,393	(2,624)
Unrealized venture capital investment losses	148	1,352
Alternative minimum tax credit carryforwards	0	17,249
Other	8,991	5,456

Net deferred tax asset	$38,147	$39,166

At December 31, 2007, we have $3.3 million of capital loss carryforwards that are scheduled to expire in the year ending December 31, 2010, and $8.8 million that are scheduled to expire in the year ending December 31, 2011.

We adopted the provisions of FIN No. 48 effective January 1, 2007, and as a result, recorded a $6.1 million reduction to the January 1, 2007 balance of retained earnings. The following summarizes activity in the liability for unrecognized tax benefits for the year ended December 31, 2007:

2007

Balance at January 1, 2007	$35,507
Additions based on tax positions related to the current year	2,773
Additions for tax positions of prior years	2,015
Reductions for tax positions of prior years	(604)
Settlements	(196)

Balance at December 31, 2007	$39,495

The total amount of unrecognized tax benefits as of December 31, 2007 was $39.5 million, of which $28.5 million, if recognized, would favorably affect our effective tax rate. The remaining $11.0 million represents the federal tax benefit of state tax items that was recognized as a deferred tax asset. For the year ended December 31, 2007, income tax expense included interest of $2.0 million and penalties of $722 thousand. At December 31, 2007, the liability for unrecognized tax benefits included $13.8 million accrued for the potential payment of interest and $7.8 million accrued for the potential payment of penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of December 31, 2007, we are subject to U.S. federal income tax examinations for the tax years 2004 through 2006, and, with few exceptions, subject to state income tax examinations for the tax years 1992 through 2006. The liability for unrecognized tax benefits at December 31, 2007 included approximately $1.8 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the twelve months ending December 31, 2008. This amount represents a potential decrease in unrecognized tax benefits related to the conclusion of state income tax audits or other state tax settlements that may occur in that period.

In January 2005, we received the Internal Revenue Service’s final approval of the settlement of tax disputes in our May 28, 2004 agreement with Bank of America and in February 2005, we received $63.8 million in cash from Bank of America. See Note 17 for further discussion. The settlement of the tax disputes resulted in an allocation of $381 million of the disputed partnership tax deductions to Fleet, which was acquired by Bank of America, and $617 thousand of the disputed $47 million partnership taxable gain to Advanta. The impact to us of the tax deduction and gain allocation was a reduction in our deferred tax asset related to net operating loss carryforwards of $133.4 million and a corresponding reduction in our valuation allowance on deferred tax assets of $133.4 million, both in the year ended December 31, 2005. Upon receipt of the Internal Revenue Service’s approval of the settlement of the tax disputes, the remaining valuation allowance of $12.4 million was evaluated, and management determined that it was more likely than not that the remaining deferred tax asset was realizable and therefore, no valuation allowance was needed, resulting in a $6.4 million reduction in tax expense and a $6.0 million increase in additional paid-in capital in the year ended December 31, 2005. The increase in additional paid-in capital represented the portion of the valuation allowance that had been related to tax benefits from stock-based compensation. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. in 1998 was not subject to income tax, and therefore, a substantial portion of the February 2004 payment to Fleet was not tax- deductible. A substantial portion of the $63.8 million payment received in February 2005 was not taxable since it is a return of our payment to Fleet in February 2004. As of December 31, 2007, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.

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

On January 23, 2001, we decided to cease originating leases. Our leasing business, Advanta Leasing Services, offered flexible lease financing programs on small-ticket equipment to small businesses. The primary products financed included office machinery, security systems and computers. We continued to service the existing lease portfolio during its wind down period. We had no lease receivables outstanding in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the gain (loss) on discontinuance of our mortgage and leasing businesses for the years ended December 31 were as follows:

	Advanta Mortgage			Advanta Leasing Services
	2007	2006	2005	2007	2006	2005

Pretax gain (loss) on discontinuance of mortgage and leasing businesses	$800	$500	$(13,762)	$865	$700	$3,500
Income tax (expense) benefit	(309)	(193)	5,367	(334)	(269)	(1,365)

Gain (loss) on discontinuance of mortgage and leasing businesses, net of tax	$491	$307	$(8,395)	$531	$431	$2,135

The gain (loss) on discontinuance of the mortgage business in each of the reported periods represents a change in our estimates of the future costs of mortgage business-related contingent liabilities based on developments in litigation or disputes related to our former mortgage programs, insurance reimbursements related to past or future costs, or cash flows related to a former mortgage insurance product. The loss on discontinuance of the mortgage business in 2005 includes the impact of the resolution of the litigation matters with Chase Manhattan Mortgage Corporation related to the Mortgage Transaction. The gain on discontinuance of the leasing business in each of the reported periods represents changes in estimated operating results of the leasing segment over the wind down period, including credit and residual realization performance, sales tax assessments or refunds, insurance reimbursements and operating expenses.

Per share amounts were as follows for the years ended December 31:

	Advanta Mortgage			Advanta Leasing Services
	2007	2006	2005	2007	2006	2005

Basic gain (loss) on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.01	$0.01	$(0.21)	$0.01	$0.01	$0.05
Class B	0.01	0.01	(0.21)	0.01	0.01	0.05
Combined	0.01	0.01	(0.21)	0.01	0.01	0.05

Diluted gain (loss) on discontinuance of mortgage and leasing businesses, net of tax, per common share
Class A	$0.01	$0.01	$(0.19)	$0.01	$0.01	$0.05
Class B	0.01	0.01	(0.19)	0.01	0.01	0.05
Combined	0.01	0.01	(0.19)	0.01	0.01	0.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Calculation of Earnings Per Share

The following table shows the calculation of basic earnings per common share and diluted earnings per common share for the years ended December 31:

	2007	2006	2005

Income from continuing operations	$71,028	$84,248	$116,689
Less: Preferred A dividends	(141)	(141)	(141)

Income from continuing operations available to common stockholders	70,887	84,107	116,548
Gain (loss), net, on discontinuance of mortgage and leasing businesses, net of tax	1,022	738	(6,260)

Net income available to common stockholders	71,909	84,845	110,288
Less: Class A dividends declared	(8,799)	(6,712)	(3,842)
Less: Class B dividends declared	(23,025)	(16,792)	(9,746)

Undistributed net income	$40,085	$61,341	$96,700

Basic income from continuing operations per common share
Class A	$1.61	$2.01	$2.90
Class B	1.78	2.12	2.98
Combined(1)	1.73	2.08	2.95

Diluted income from continuing operations per common share
Class A	$1.55	$1.88	$2.66
Class B	1.64	1.92	2.69
Combined(1)	1.61	1.91	2.68

Basic net income per common share
Class A	$1.64	$2.02	$2.74
Class B	1.81	2.14	2.82
Combined(1)	1.75	2.10	2.79

Diluted net income per common share
Class A	$1.57	$1.90	$2.51
Class B	1.66	1.94	2.55
Combined(1)	1.63	1.92	2.54

Basic weighted average common shares outstanding
Class A	13,337	13,287	13,237
Class B	27,679	27,096	26,268
Combined	41,016	40,383	39,505

Dilutive effect of
Options Class B	2,659	3,230	2,913
Nonvested shares Class B	326	469	1,059

Diluted weighted average common shares outstanding
Class A	13,337	13,287	13,237
Class B	30,664	30,795	30,240
Combined	44,001	44,082	43,477

Antidilutive shares
Options Class B	1,876	1,053	20
Nonvested shares Class B	185	3	0

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Parent Company Financial Statements

ADVANTA CORP. (Parent Company Only)
Condensed Balance Sheets

	December 31,
($ in thousands)	2007	2006

Assets
Cash(1)	$7,902	$5,836
Commercial paper equivalent(2)	0	40,000
Restricted interest-bearing deposits held at bank subsidiaries	1,260	1,258
Investments available for sale	140,950	66,623
Receivables, net	1,161	39,386
Investments in and advances to bank and insurance subsidiaries	455,878	517,722
Investments in and advances to other subsidiaries	271,706	172,080
Other assets	87,548	89,086

Total assets	$966,405	$931,991

Liabilities
Debt	$220,848	$227,126
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	56,683	34,611

Total liabilities	380,624	364,830

Stockholders’ Equity
Preferred stock	1,010	1,010
Common stock	440	334
Other stockholders’ equity	584,331	565,817

Total stockholders’ equity	585,781	567,161

Total liabilities and stockholders’ equity	$966,405	$931,991

(1)	Substantially all cash is held at bank subsidiaries.

(2)	Commercial paper equivalent refers to unsecured loans made to Advanta Business Services Holding Corp. for terms of less than 30 days in maturity which are not automatically renewable, consistent with commercial paper issuance.

The parent company guarantees certain lease payments of its subsidiaries in connection with lease agreements extending through November 30, 2010. At December 31, 2007, the maximum amount of undiscounted future payments that the parent could be required to make under these lease agreement guarantees was $8.4 million. The parent company guarantees payments of distributions and other amounts due on trust preferred securities issued by its wholly-owned statutory business trust. See Note 11 for a discussion of Advanta Corp.’s guarantee of payments of distributions and other amounts due on the trust preferred securities. The parent company also guarantees that an insurance subsidiary will remain in compliance with its minimum statutory capital requirement of $2.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ADVANTA CORP. (Parent Company Only)

Condensed Statements of Operations

	Year Ended December 31,
($ in thousands)	2007	2006	2005

Income:
Dividends from bank and insurance subsidiaries	$134,100	$75,000	$35,000
Dividends from other subsidiaries	278	282	329
Interest income on advances to subsidiaries	9,246	3,268	3,983
Other interest income	5,769	5,757	4,682
Administrative and support fees from subsidiaries	2,808	2,575	2,779
Other revenues, net	3,447	3,305	1,396
Loss on sale of receivables to bank subsidiary	0	(2,688)	0
Gain on transfer of consumer credit card business	0	0	49,899

Total income	155,648	87,499	98,068

Expenses:
Interest expense	24,429	22,980	24,025
Provision for credit losses	(141)	490	30
Administrative and support fees to subsidiaries	17,018	14,318	12,737
Other operating expenses(1)	34,724	20,282	24,572

Total expenses	76,030	58,070	61,364

Income from continuing operations before income taxes and equity in undistributed net income in subsidiaries	79,618	29,429	36,704
Income tax benefit	(18,158)	(2,941)	(15,104)

Income from continuing operations before equity in undistributed net income of subsidiaries	97,776	32,370	51,808
(Loss) gain on discontinuance of mortgage business, net of tax	(1,689)	279	(8,469)

Income before equity in undistributed net income of subsidiaries	96,087	32,649	43,339
Equity in undistributed net income of subsidiaries	(24,037)	52,337	67,090

Net income	$72,050	$84,986	$110,429

(1)	Other operating expenses for 2007 include $12.0 million of charges associated with a contingent obligation to indemnify Visa Inc. for certain litigation matters. See Note 11.

The Parent Company Only Statements of Changes in Stockholders’ Equity are the same as the Consolidated Statements of Changes in Stockholders’ Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ADVANTA CORP. (Parent Company Only)

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2007	2006	2005

OPERATING ACTIVITIES
Net income	$72,050	$84,986	$110,429
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on discontinuance of mortgage business, net of tax	1,689	(279)	8,469
Equity in net income of subsidiaries	(110,341)	(127,619)	(102,419)
Loss on sale of receivables to bank subsidiary	0	2,688	0
Investment securities gains, net	(2,024)	(1,658)	(185)
Dividends received from subsidiaries	134,378	75,282	35,329
Provision for credit losses	(141)	490	30
Depreciation	98	146	121
Excess tax benefits from stock-based compensation	(5,743)	(12,149)	0
Change in other assets and other liabilities	41,048	69,278	24,169

Net cash provided by operating activities	131,014	91,165	75,943

INVESTING ACTIVITIES
Investments in subsidiaries	(2,515)	0	0
Return of investment from subsidiaries	28,000	224	14
Purchase of investments available for sale	(952,578)	(611,358)	(404,227)
Proceeds from sales of investments available for sale	831,486	625,633	358,492
Proceeds from maturing investments available for sale	48,863	14,500	30,055
Change in commercial paper equivalents	40,000	0	4,000
Change in restricted interest-bearing deposits	881	(46)	429
Change in receivables	(33,969)	(32,515)	(16,507)
Purchases of premises and equipment, net	0	0	(291)

Net cash used in investing activities	(39,832)	(3,562)	(28,035)

FINANCING ACTIVITIES
Proceeds from issuance of debt	28,516	31,886	23,311
Payments on redemption of debt	(44,058)	(39,973)	(70,805)
Change in affiliate borrowings	(15,419)	(37,966)	16,725
Proceeds from exercise of stock options	6,637	10,508	6,105
Cash dividends paid	(31,965)	(23,645)	(13,729)
Excess tax benefits from stock-based compensation	5,743	12,149	0
Treasury stock acquired	(38,257)	(43,576)	0

Net cash used in financing activities	(88,803)	(90,617)	(38,393)

DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities	(313)	1,291	(7,748)

Net increase (decrease) in cash	2,066	(1,723)	1,767
Cash at beginning of year	5,836	7,559	5,792

Cash at end of year	$7,902	$5,836	$7,559

In 2007, the parent company transferred $72.3 million of receivables to Advanta Credit Card Receivables Corp., of which $8.0 million was a noncash investment in subsidiary and $64.3 million was a noncash affiliate borrowing.

In 2006, the parent company contributed $7.5 million of receivables to Advanta Bank Corp. as a noncash investment in subsidiary. In 2005, noncash transactions of the parent company included noncash investment in subsidiaries of $21.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Fair Value of Financial Instruments

The estimated fair values and related carrying amounts of our financial instruments were as follows at December 31:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash	$90,228	$90,228	$35,055	$35,055
Federal funds sold	872,587	872,587	547,631	547,631
Investments available for sale	223,500	223,500	197,477	197,477
Receivables, net	990,668	1,050,738	1,115,009	1,155,280
Accounts receivable from securitizations	349,581	349,581	334,486	334,486
Accrued interest receivable	6,099	6,099	6,076	6,076
Financial liabilities:
Demand and savings deposits	$93,678	$93,678	$77,414	$77,414
Time deposits	1,558,059	1,562,776	1,287,724	1,283,141
Debt	220,848	223,893	227,126	229,164
Other borrowings	25,000	25,000	0	0
Subordinated debt payable to preferred securities trust	103,093	72,144	103,093	105,155
Accrued interest payable	11,687	11,687	10,415	10,415
Off-balance sheet financial instruments:
Commitments to extend credit	$0	$0	$0	$0

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

We own MasterCard Incorporated Class B common shares and Visa Inc. Class USA common shares, which have zero cost basis and no carrying value, and a cost method investment in Fleet Credit Card Services, L.P with a $32.1 million carrying value at December 31, 2007 and 2006. We estimate the fair value of the MasterCard Incorporated Class B common shares as $19.1 million at December 31, 2007 and $12.1 million at December 31, 2006, based on quotes available on a secondary market of discounts to the Class A common share quoted market price. It is not practicable to estimate the fair value of the Visa Inc. Class USA common shares or the investment in Fleet Credit Card Services, L.P.

We used the following methods and assumptions in estimating fair value disclosures for financial instruments:

Cash, Federal Funds Sold, Accrued Interest Receivable, Other Borrowings and Accrued Interest Payable

For cash and these short-term financial instruments, the carrying amount approximates the fair value.

Investments Available for Sale

Investments available for sale are carried at fair value. The fair values of investments available for sale are based on quoted market prices, dealer quotes or estimates using quoted market prices for similar securities. For venture

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital investments that are not publicly traded, management has made estimates of fair value that consider several factors including the investees’ financial results, conditions and prospects.

Receivables, Net

The fair values of receivables are estimated using a discounted cash flow analysis that incorporates estimates of the excess of the interest and fee yield over the aggregate cost of funds, servicing costs, future credit losses over the life of the receivables, and interest rates currently being offered for receivables with similar terms to borrowers of similar credit quality.

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

Time Deposits

The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flow analyses based on the currently offered rates for certificates of deposit with similar remaining maturities.

Debt

The fair value of our debt is estimated using discounted cash flow analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

Subordinated Debt Payable to Preferred Securities Trust

We estimate the fair value of our subordinated debt payable to preferred securities trust based on quoted market prices for our trust preferred securities.

Commitments to Extend Credit

There is no fair value associated with commitments to extend credit to our business credit card customers, since any fees charged are consistent with the fees charged by other companies at the reporting date to enter into similar agreements. We had commitments to extend credit of $13.7 billion at December 31, 2007 and $11.5 billion at December 31, 2006.

SUPPLEMENTAL SCHEDULES (UNAUDITED)

QUARTERLY DATA

(In thousands, except per share amounts)	2007

	December 31,	September 30,	June 30,	March 31,

Interest income	$49,774	$49,960	$47,558	$48,355
Interest expense	27,530	25,606	23,633	22,562

Net interest income	22,244	24,354	23,925	25,793
Provision for credit losses	21,552	14,724	11,806	10,083

Net interest income after provision for credit losses	692	9,630	12,119	15,710

Noninterest revenues	92,401	94,425	93,303	86,368
Operating expenses(1)	81,064	72,325	68,777	66,802

Income from continuing operations before income taxes	12,029	31,730	36,645	35,276
Income from continuing operations	7,386	19,482	22,712	21,448
Gain on discontinuance of mortgage and leasing
businesses, net of tax(2)	0	0	1,022	0

Net income	$7,386	$19,482	$23,734	$21,448

Basic income from continuing operations per common share
Class A	$0.15	$0.44	$0.52	$0.49
Class B	0.20	0.49	0.56	0.53
Combined(3)	0.18	0.47	0.55	0.52

Diluted income from continuing operations per common share
Class A	$0.15	$0.43	$0.50	$0.47
Class B	0.18	0.45	0.51	0.48
Combined(3)	0.17	0.44	0.51	0.48

Basic net income per common share
Class A	$0.15	$0.44	$0.55	$0.49
Class B	0.20	0.49	0.59	0.53
Combined(3)	0.18	0.47	0.57	0.52

Diluted net income per common share
Class A	$0.15	$0.43	$0.52	$0.47
Class B	0.18	0.45	0.54	0.48
Combined(3)	0.17	0.44	0.53	0.48

Basic weighted average common shares outstanding
Class A	13,356	13,343	13,331	13,318
Class B	27,149	27,800	28,039	27,734
Combined	40,505	41,143	41,370	41,052

Diluted weighted average common shares outstanding
Class A	13,356	13,343	13,331	13,318
Class B	29,396	30,762	31,343	31,172
Combined	42,752	44,105	44,674	44,490

All share and per share amounts have been adjusted to reflect the three-for-two stock split effective June 15, 2007.

(1)	Operating expenses include charges associated with a contingent obligation to indemnify Visa Inc. for certain litigation matters of $4.2 million in the three months ended September 30, 2007 and $7.8 million in the three months ended December 31, 2007. See Note 11 to the consolidated financial statements.

(2)	See Note 20 to the consolidated financial statements.

(3)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

SUPPLEMENTAL SCHEDULES (UNAUDITED) — (Continued)
QUARTERLY DATA — Continued

(In thousands, except per share amounts)	2006

	December 31,	September 30,	June 30,	March 31,

Interest income	$45,048	$45,928	$40,511	$38,268
Interest expense	22,227	19,649	17,479	15,955

Net interest income	22,821	26,279	23,032	22,313
Provision for credit losses	9,969	9,202	10,145	9,284

Net interest income after provision for credit losses	12,852	17,077	12,887	13,029

Noninterest revenues	85,210	83,197	87,312	82,236
Operating expenses	68,505	65,932	62,736	59,639

Income from continuing operations before income taxes	29,557	34,342	37,463	35,626
Income from continuing operations	18,178	21,120	23,040	21,910
Gain on discontinuance of mortgage and leasing
businesses, net of tax(1)	0	0	738	0

Net income	$18,178	$21,120	$23,778	$21,910

Basic income from continuing operations per common share
Class A	$0.42	$0.50	$0.56	$0.53
Class B	0.46	0.54	0.58	0.54
Combined(2)	0.45	0.53	0.57	0.54

Diluted income from continuing operations per common share
Class A	$0.40	$0.47	$0.52	$0.48
Class B	0.42	0.49	0.52	0.49
Combined(2)	0.41	0.49	0.52	0.49

Basic net income per common share
Class A	$0.42	$0.50	$0.58	$0.53
Class B	0.46	0.54	0.60	0.54
Combined(2)	0.45	0.53	0.59	0.54

Diluted net income per common share
Class A	$0.40	$0.47	$0.54	$0.48
Class B	0.42	0.49	0.54	0.49
Combined(2)	0.41	0.49	0.54	0.49

Basic weighted average common shares outstanding
Class A	13,306	13,293	13,281	13,268
Class B	27,472	26,831	26,918	27,161
Combined	40,778	40,124	40,199	40,429

Diluted weighted average common shares outstanding
Class A	13,306	13,293	13,281	13,268
Class B	30,938	30,251	30,689	31,314
Combined	44,244	43,544	43,970	44,582

All share and per share amounts have been adjusted to reflect the three-for-two stock split effective June 15, 2007.

(1)	See Note 20 to the consolidated financial statements.

(2)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

SUPPLEMENTAL SCHEDULES (UNAUDITED) — (Continued)
QUARTERLY DATA — Continued

ALLOCATION OF ALLOWANCE FOR RECEIVABLE LOSSES

($ in thousands)	December 31,

	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Business credit cards	$67,368	98%	$49,715	98%	$44,323	97%	$49,190	97%	$47,041	97%
Other receivables	1,172	2	1,211	2	1,266	3	1,288	3	1,413	3

Total	$68,540	100%	$50,926	100%	$45,589	100%	$50,478	100%	$48,454	100%

COMPOSITION OF GROSS RECEIVABLES

($ in thousands)	December 31,

	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Business credit cards	$1,031,607	99%	$1,133,132	99%	$879,468	99%	$730,483	99%	$518,040	97%
Other receivables	7,330	1	7,673	1	8,007	1	10,280	1	16,976	3

Total	$1,038,937	100%	$1,140,805	100%	$887,475	100%	$740,763	100%	$535,016	100%

YIELD AND MATURITY OF INVESTMENTS AT DECEMBER 31, 2007

($ in thousands)	Maturing

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Fair Value	Yield(3)	Fair Value	Yield(3)	Fair Value	Yield(3)	Fair Value	Yield(3)

U.S. Treasury and government agency securities	$17,830	4.47%	$639	4.66%	$0	0.00%	$0	0.00%
State and municipal securities(1)	312	4.70	0	0.00	10,701	5.25	7,638	6.02
Corporate bonds	7,499	4.25	0	0.00	0	0.00	0	0.00
Asset backed securities	0	0.00	0	0.00	0	0.00	37,340	5.14
Other(2)	303	0.00	20	3.68	0	0.00	38	5.50

Total investments available for sale	$25,944	4.36%	$659	4.63%	$10,701	5.25%	$45,016	5.29%

(1)	Yield computed on a tax equivalent basis using a statutory rate of 35%.

(2)	Equity investments and money market funds are excluded from this table because they do not have a stated maturity.

(3)	Yields are computed by dividing interest by the amortized cost of the respective investment securities.

MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

December 31,
($ in thousands)	2007

Maturity:
3 months or less	$142,639
Over 3 months through 6 months	153,778
Over 6 months through 12 months	374,818
Over 12 months	300,561

Total	$971,796

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

An evaluation was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm on internal control over financial reporting are incorporated herein from pages 52 and 53.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

The following table gives information about equity awards under our 2000 Omnibus Stock Incentive Plan and our Employee Stock Purchase Plan as of December 31, 2007. In April 2007, the Board of Directors of Advanta Corp. approved a three-for-two stock split, in the form of a 50% stock dividend payable June 15, 2007, on both Class A and Class B Common Stock. We have adjusted all exercise prices, share amounts and per share data below to reflect the stock split.

(In thousands, except weighted average exercise price)

	(a)	(b)	(c)

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		under Equity
	Issued upon	Weighted Average	Compensation
	Exercise of	Exercise Price of	Plans(excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options, Warrants	reflected in column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved by stockholders(3)	7,782 (1)	$14.11	6,982	(2)

Equity compensation plans not approved by stockholders(3)	—	—	—

Total	7,782	$14.11	6,982	(2)(3)

(1)	Does not include 1.1 million shares of restricted Class B Common Stock granted pursuant to the Advanta Corp. 2000 Omnibus Stock Incentive Plan. Generally, restrictions on these shares may be removed between 2008 and 2017.

(2)	All of the shares remaining available for future issuance are available under the 2000 Omnibus Stock Incentive Plan which provides for the issuance of stock options, awards of stock and/or awards of stock appreciation rights.

(3)	Advanta Corp.’s Employee Stock Purchase Plan (the “Stock Purchase Plan”) does not specify a maximum number of shares that may be issued. An aggregate of approximately 31.1 thousand shares of Class B Common Stock were purchased under the Stock Purchase Plan in 2007.

Summary Description of Equity Compensation Plans

Advanta Corp. 2000 Omnibus Stock Incentive Plan

The 2000 Omnibus Stock Incentive Plan (the “Omnibus Plan”) was adopted by the Board of Directors in April 2000 and approved by the stockholders of the Company on June 7, 2000. The Omnibus Plan provides for the issuance of a maximum of 30,000,000 shares of Class B Common Stock (including 14,790,286 shares that were available for issuance under the Company’s prior stock incentive plans that were in effect at the time the Omnibus Plan was approved by the stockholders and which plans were amended and restated by the Omnibus Plan). The Omnibus Plan provides for the issuance of options to acquire Class B Common Stock, awards of Class B Common Stock and/or awards of stock appreciation rights (referred to collectively as “Awards”). Shares of Class B Common Stock awarded pursuant to the Omnibus Plan must be authorized and unissued shares or shares acquired for the treasury of the Company. Generally, if an Award granted under the Omnibus Plan expires, terminates or lapses for any reason without the issuance of shares of Class B Common Stock thereunder, such shares shall be available for reissuance under the Omnibus Plan. Employees and directors of the Company, and consultants and advisors to the Company, who render bona fide services to the Company unrelated to the offer of securities, are eligible to receive Awards under the Omnibus Plan. The terms of any Award made pursuant to the Omnibus Plan are described and established in a grant document provided to the Award recipient. No Awards may be granted under the Omnibus Plan after April 5, 2010. Awards granted and outstanding as of the date the Omnibus Plan terminates will not be affected by the termination of the plan. In the event of a change of control of the Company (as defined by the Omnibus Plan), stock options and stock appreciation rights granted pursuant to the Omnibus Plan will become immediately exercisable in full. Other Awards granted pursuant to the Omnibus Plan may also vest in connection with a change of control of the

Company, depending upon the applicable circumstances. Shares subject to Awards granted pursuant to the Omnibus Plan are subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following Financial Statements, Schedules, and Other Information of the Registrant and its subsidiaries are included in this Form 10-K:

(a)(1)	Financial Statements.
1.	Consolidated Balance Sheets at December 31, 2007 and 2006.
2.	Consolidated Income Statements for each of the years in the three year period ended December 31, 2007.
3.	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three year period ended December 31, 2007.
4.	Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2007.
5.	Notes to Consolidated Financial Statements.
(a)(2)	Schedules.
Other statements and schedules are not being presented either because they are not required or the information required by such statements and schedules is presented elsewhere in the financial statements.

(a)(3)	Exhibits*
2-a	Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage Corporation (Incorporated by reference to Annex 1 to the Registrant’s Definitive Proxy Statement filed January 25, 2001).
2-b	Mortgage Loan Purchase and Sale Agreement, dated February 23, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2001).
2-c	Mortgage Loan Purchase and Sale Agreement, dated February 28, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association (Incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K dated March 14, 2001).
3-a	Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994), as amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s 6 3 / 4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 15, 1995), as further amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, dated March 17, 1997).
3-b	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2007).
3-c	Rights Agreement, dated as of April 11, 2007, by and between the Registrant and Mellon Investor Services LLC as the Rights Agent, including Exhibit A, the Form of Rights Certificate and Exhibit B, the Summary of Rights to Purchase Series A Junior Participation Preferred Stock (Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated April 11, 2007).
4-a	Specimen of Class A Common Stock Certificate and specimen of Class B Common Stock Certificate (Incorporated by reference to Registrant’s Amendment No. 1 to Form 8 and Exhibit 1 to Registrant’s Form 8-A, respectively, both dated April 22, 1992).
4-b	Senior Trust Indenture, dated as of October 23, 1995, between the Registrant and The Bank of New York, as successor Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, File No. 33-62601, filed September 13, 1995).
4-c	Indenture dated as of December 17, 1996 between Advanta Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures (Incorporated by reference to Exhibit 4-g to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
4-d	Declaration of Trust dated as of December 5, 1996 of Advanta Capital Trust I (Incorporated by reference to Exhibit 4-h to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
4-e	Amended and Restated Declaration of Trust dated as of December 17, 1996 for Advanta Capital Trust I (Incorporated by reference to Exhibit 4-i to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
4-f	Series A Capital Securities Guarantee Agreement dated as of December 17, 1996 (Incorporated by reference to Exhibit 4-k to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10-a†	Advanta Corp. 2000 Omnibus Stock Incentive Plan (Incorporated by reference to Exhibit 4-f to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-04469, filed on November 1, 2000).

10-a.1†	Form of Non-Qualified Stock Option Agreement (filed herewith).
10-a.2†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (filed herewith).
10-a.3†	Amended and Restated Advanta Management Incentive Program VI (filed herewith).
10-a.4†	Form of AMIP VI Restricted Stock Award Grant Document (filed herewith).
10-a.5†	Form of AMIP VI Extended Restricted Stock Award Grant Document (filed herewith).
10-a.6†	Criteria for certain Bonus Awards to Executive Officers for Performance Year 2007 (Incorporated by reference to the information set forth under Item 5.02 of the Registrant’s Current Report on Form 8-K filed on December 12, 2007).
10-b	Card Member License Agreement between Colonial National Financial Corp. (now known as Advanta Bank Corp.) and MasterCard International Incorporated dated April 19, 1994 (Incorporated by reference to Exhibit 10-b to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10-c	VISA U.S.A. Inc. Membership Agreement and Principal Member Addendum executed by Advanta Corp. on February 27, 1997 (Incorporated by reference to Exhibit 10-c of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10-d	VISA U.S.A. Inc. Membership Agreement executed by Advanta Bank Corp. on March 3, 2000 (Incorporated by reference to Exhibit 10-d of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10-e†	Advanta Corp. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10-e of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10-f†	Advanta Corp. Executive Deferral Plan (Incorporated by reference to Exhibit 10-j of the Registrant’s Annual Report on Form 10-K for year ended December 31, 1995).
10-g†	Advanta Corp. Non-Employee Directors Deferral Plan (Incorporated by reference to Exhibit 10-k of the Registrant’s Annual Report on Form 10-K for year ended December 31, 1995).
10-h†	Summary of Life Insurance Benefits for Directors and Executives (Incorporated by reference to Exhibit 10-h of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10-i†	Summary of Supplemental Executive Insurance Program (filed herewith).
10-j	Preferred Pricing Agreement, effective March 19, 2007, between Dun & Bradstreet, Inc. and Advanta Bank Corp. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007).
10-k	Tournament Class Membership Purchase Agreement, dated as of February 7, 2006, between Advantennis Corp. and WTA Tour, Inc. d/b/a Sony Ericsson WTA Tour (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2006).
10-l†	Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff (Incorporated by reference to Exhibit 10-u of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).
10-m†	Agreement dated May 11, 1998 between the Registrant and Philip M. Browne (Incorporated by reference to Exhibit 10-r of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10-n	Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet Financial Group (incorporated by reference to Exhibit(c)(2) to the Registrant’s Schedule 13E-4, dated January 20, 1998), as amended by the First Amendment to the Contribution Agreement, dated as of February 10, 1998, by and among Advanta Corp., Fleet Financial Group and Fleet Credit Card, LLC (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed March 6, 1998).

10-o	Commercial Lease, dated September 28, 1995, by and between Draper Park North, L.C. and Advanta Financial Corp., as amended January 31, 1996 and May 20, 1996, as amended (Incorporated by reference to Exhibit 10-p of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10-o.1	Amendment to Commercial Lease, dated as of December 6, 2004, between Carramerica Realty, L.P. and Advanta Bank Corp. (Incorporated by reference to Exhibit 10-n.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10-o.2	Amendment to Commercial Lease, dated as of January 25, 2005, between Carramerica Realty, L.P. and Advanta Bank Corp. (Incorporated by reference to Exhibit 10-n.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10-p	Master Indenture, dated as of August 1, 2000, between Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust and Bankers Trust Company, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (Commission File No. 333-32874) filed August 30, 2000 by Advanta Business Receivables Corp.), as amended May 9, 2006 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (Commission File No. 333-32874) filed May 19, 2006 by Advanta Business Receivables Corp.).
10-q	Transfer and Servicing Agreement, dated as of August 1, 2000, among Advanta Business Receivables Corp., Advanta Bank Corp., as Servicer, and Wilmington Trust Company, as Owner Trustee of Advanta Business Card Master Trust (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (Commission File No. 333-32874) filed August 30, 2000 by Advanta Business Receivables Corp.), as amended May 9, 2006 (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (Commission File No. 333-32874) filed May 19, 2006 by Advanta Business Receivables Corp.).
10-r	Limited Partnership Agreement of Fleet Credit Card Services, L.P., dated as of May 26, 1998 (Incorporated by reference to Exhibit 10-q of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10-s	Agreement relating to Fleet Credit Card Services, L.P., dated as of May 28, 2004, by and between Advanta Corp., Advanta National Bank, Advanta Service Corp., Fleet Credit Card Holdings, Inc., Fleet Credit Card Services, L.P. and Bank of America Corp. (Incorporated by reference to Exhibit 10-1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10-t	Service Agreement between First Data Resources Inc. and Advanta Bank Corp., dated as of January 1, 2002 (Incorporated by reference to Exhibit 10-u of the Registrant’s Annual Report on Form 10-K for year ended December 31, 2001).
10-t.1	Amendment to Service Agreement, between First Data Resources, Inc. and Advanta Bank Corp., dated as of December 18, 2006 (Incorporated by reference to Exhibit 10-s.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006) (Confidential treatment has been granted for portions of this document. These portions have been filed separately with the Securities and Exchange Commission).
10-u	Separation Agreement, dated as of April 15, 2005, between Advanta Corp. and Brian Tierney (Incorporated by reference to Exhibit 10-1 of the Registrant’s Current Report on Form 8-K filed on April 20, 2005).
10-v†	Relocation Agreement by and between Advanta Corp. and John F. Moore, dated as of May 20, 2004 (Incorporated by reference to Exhibit 10-3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10-w	Direct Marketing Agreement, dated effective as of December 15, 1999, by and among Advanta Bank Corp. and CFM Direct, as amended (Incorporated by reference to Exhibit 10-z of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10-w.1	Second Amendment, dated October 15, 2007, to Direct Marketing Agreement, dated effective as of December 15, 1999, by and among Advanta Bank Corp. and CFM Direct, as amended (filed herewith).
10-x	Lease Agreement, dated August 4, 1995, between Ortho Pharmaceutical Corporation and Advanta Corp. (Incorporated by reference to Exhibit 10-ee of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10-y	Agreement of Lease dated February 27, 2003 between Advanta Shared Services Corp and Liberty Property Limited Partnership (without exhibits) and Guaranty of Advanta Corp. (Incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10-z†	Advanta Corp. Office of the Chairman Supplemental Compensation Program (Incorporated by reference to Exhibit 10-cc of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10-aa†	Advanta Senior Management Change of Control Severance Plan, as amended and restated, effective April 2, 2007 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed April 5, 2007).
10-bb†	Advanta Employee Severance Pay Plan, as amended and restated effective April 2, 2007 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 5, 2007).
10-cc	Sponsorship Agreement, dated as of March 14, 2005, between Advantennis Corp. and World Team Tennis Franchise Inc. (Incorporated by reference to Exhibit 10-1 of the Registrant’s Current Report on Form 8-K filed on March 17, 2005).
10-dd	Stock Repurchase Agreement, entered into May 9, 2006, by and among Advanta Corp., Dennis Alter, Dennis J. Alter, Trustee U/I/T dated December 15, 2003 and Dennis J. Alter, Trustee U/I/T dated May 24, 2004 (Incorporated by reference to Exhibit 10-2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10-ee	Separation Agreement, dated as of November 29, 2007 between Advanta Corp. and Christopher J. Carroll (Incorporated by reference to Exhibit 10-1 of the Registrant’s Current Report on Form 8-K filed on December 26, 2007).
10-ff†	Advanta Corp. Office of the Chairman Cash Bonus Plan effective as of April 2, 2007 (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 30, 2007).
12	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney (included on the signature page hereof).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Unless otherwise indicated, each exhibit incorporated herein by reference was previously filed with the SEC under Commission File Number 0-14120.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanta Corp.

By:	/s/ William A. Rosoff
William A. Rosoff, President and
Vice Chairman of the Board

Dated: February 28, 2008

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned does hereby constitute and appoint Dennis Alter, William A. Rosoff, Philip M. Browne, David B. Weinstock and Elizabeth H. Mai, or any of them (with full power to each of them to act alone), his or her true and lawful attorney in-fact and agent, with full power of substitution, for him or her and on his or her behalf to sign, execute and file an Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2007 relating to Advanta Corp. and any or all amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated effective on the 28th day of February, 2008.

Name	Title

/s/ Dennis Alter Dennis Alter	Chairman of the Board and Chief Executive Officer

/s/ William A. Rosoff William A. Rosoff	President and Vice Chairman of the Board

/s/ Philip M. Browne Philip M. Browne	Senior Vice President and Chief Financial Officer

/s/ David B. Weinstock David B. Weinstock	Vice President and Chief Accounting Officer

/s/ Max Botel Max Botel	Director

/s/ Thomas Costello Thomas Costello	Director

Name	Title

/s/ Dana Becker Dunn Dana Becker Dunn	Director

/s/ Ronald Lubner Ronald Lubner	Director

/s/ Olaf Olafsson Olaf Olafsson	Director

/s/ Michael Stolper Michael Stolper	Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2-a	Purchase and Sale Agreement, dated January 8, 2001, by and between Advanta Corp. and Chase Manhattan Mortgage Corporation (Incorporated by reference to Annex 1 to the Registrant’s Definitive Proxy Statement filed January 25, 2001).
2-b	Mortgage Loan Purchase and Sale Agreement, dated February 23, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated March 14, 2001).
2-c	Mortgage Loan Purchase and Sale Agreement, dated February 28, 2001, by and among Advanta Corp., Chase Manhattan Mortgage Corporation, and Chase Manhattan Bank USA, National Association (Incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K dated March 14, 2001).
3-a	Restated Certificate of Incorporation of Registrant (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (File No. 33-53475), filed June 10, 1994), as amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s 6 3 / 4% Convertible Class B Preferred Stock, Series 1995 (Stock Appreciation Income Linked Securities (SAILS)) (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 15, 1995), as further amended by the Certificate of Designations, Preferences, Rights and Limitations of the Registrant’s Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A, dated March 17, 1997).
3-b	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2007).
3-c	Rights Agreement, dated as of April 11, 2007, by and between the Registrant and Mellon Investor Services LLC as the Rights Agent, including Exhibit A, the Form of Rights Certificate and Exhibit B, the Summary of Rights to Purchase Series A Junior Participation Preferred Stock (Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated April 11, 2007).
4-a	Specimen of Class A Common Stock Certificate and specimen of Class B Common Stock Certificate (Incorporated by reference to Registrant’s Amendment No. 1 to Form 8 and Exhibit 1 to Registrant’s Form 8-A, respectively, both dated April 22, 1992).
4-b	Senior Trust Indenture, dated as of October 23, 1995, between the Registrant and The Bank of New York, as successor Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, File No. 33-62601, filed September 13, 1995).
4-c	Indenture dated as of December 17, 1996 between Advanta Corp. and The Chase Manhattan Bank, as trustee relating to the Junior Subordinated Debentures (Incorporated by reference to Exhibit 4-g to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
4-d	Declaration of Trust dated as of December 5, 1996 of Advanta Capital Trust I (Incorporated by reference to Exhibit 4-h to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
4-e	Amended and Restated Declaration of Trust dated as of December 17, 1996 for Advanta Capital Trust I (Incorporated by reference to Exhibit 4-i to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
4-f	Series A Capital Securities Guarantee Agreement dated as of December 17, 1996 (Incorporated by reference to Exhibit 4-k to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996).
10-a†	Advanta Corp. 2000 Omnibus Stock Incentive Plan (Incorporated by reference to Exhibit 4-f to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8, File No. 333-04469, filed on November 1, 2000).
10-a.1†	Form of Non-Qualified Stock Option Agreement (filed herewith).
10-a.2†	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (filed herewith).

Exhibit No.	Description of Exhibit

10-a.3†	Amended and Restated Advanta Management Incentive Program VI (filed herewith).
10-a.4†	Form of AMIP VI Restricted Stock Award Grant Document (filed herewith).
10-a.5†	Form of AMIP VI Extended Restricted Stock Award Grant Document (filed herewith).
10-a.6†	Criteria for certain Bonus Awards to Executive Officers for Performance Year 2007 (Incorporated by reference to the information set forth under Item 5.02 of the Registrant’s Current Report on Form 8-K filed on December 12, 2007).
10-b	Card Member License Agreement between Colonial National Financial Corp. (now known as Advanta Bank Corp.) and MasterCard International Incorporated dated April 19, 1994 (Incorporated by reference to Exhibit 10-b to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10-c	VISA U.S.A. Inc. Membership Agreement and Principal Member Addendum executed by Advanta Corp. on February 27, 1997 (Incorporated by reference to Exhibit 10-c of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10-d	VISA U.S.A. Inc. Membership Agreement executed by Advanta Bank Corp. on March 3, 2000 (Incorporated by reference to Exhibit 10-d of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).
10-e†	Advanta Corp. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10-e of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10-f†	Advanta Corp. Executive Deferral Plan (Incorporated by reference to Exhibit 10-j of the Registrant’s Annual Report on Form 10-K for year ended December 31, 1995).
10-g†	Advanta Corp. Non-Employee Directors Deferral Plan (Incorporated by reference to Exhibit 10-k of the Registrant’s Annual Report on Form 10-K for year ended December 31, 1995).
10-h†	Summary of Life Insurance Benefits for Directors and Executives (Incorporated by reference to Exhibit 10-h of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10-i†	Summary of Supplemental Executive Insurance Program (filed herewith).
10-j	Preferred Pricing Agreement, effective March 19, 2007, between Dun & Bradstreet, Inc. and Advanta Bank Corp. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2007).
10-k	Tournament Class Membership Purchase Agreement, dated as of February 7, 2006, between Advantennis Corp. and WTA Tour, Inc. d/b/a Sony Ericsson WTA Tour (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 13, 2006).
10-l†	Agreement dated as of January 15, 1996 between the Registrant and William A. Rosoff (Incorporated by reference to Exhibit 10-u of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995).
10-m†	Agreement dated May 11, 1998 between the Registrant and Philip M. Browne (Incorporated by reference to Exhibit 10-r of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998).
10-n	Contribution Agreement, dated as of October 28, 1997, by and between Advanta Corp. and Fleet Financial Group (incorporated by reference to Exhibit(c)(2) to the Registrant’s Schedule 13E-4, dated January 20, 1998), as amended by the First Amendment to the Contribution Agreement, dated as of February 10, 1998, by and among Advanta Corp., Fleet Financial Group and Fleet Credit Card, LLC (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed March 6, 1998).
10-o	Commercial Lease, dated September 28, 1995, by and between Draper Park North, L.C. and Advanta Financial Corp., as amended January 31, 1996 and May 20, 1996, as amended (Incorporated by reference to Exhibit 10-p of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10-o.1	Amendment to Commercial Lease, dated as of December 6, 2004, between Carramerica Realty, L.P. and Advanta Bank Corp. (Incorporated by reference to Exhibit 10-n.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit No.	Description of Exhibit

10-o.2	Amendment to Commercial Lease, dated as of January 25, 2005, between Carramerica Realty, L.P. and Advanta Bank Corp. (Incorporated by reference to Exhibit 10-n.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10-p	Master Indenture, dated as of August 1, 2000, between Wilmington Trust Company, as Owner Trustee of the Advanta Business Card Master Trust and Bankers Trust Company, as Indenture Trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (Commission File No. 333-32874) filed August 30, 2000 by Advanta Business Receivables Corp.), as amended May 9, 2006 (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (Commission File No. 333-32874) filed May 19, 2006 by Advanta Business Receivables Corp.).
10-q	Transfer and Servicing Agreement, dated as of August 1, 2000, among Advanta Business Receivables Corp., Advanta Bank Corp., as Servicer, and Wilmington Trust Company, as Owner Trustee of Advanta Business Card Master Trust (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (Commission File No. 333-32874) filed August 30, 2000 by Advanta Business Receivables Corp.), as amended May 9, 2006 (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (Commission File No. 333-32874) filed May 19, 2006 by Advanta Business Receivables Corp.).
10-r	Limited Partnership Agreement of Fleet Credit Card Services, L.P., dated as of May 26, 1998 (Incorporated by reference to Exhibit 10-q of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10-s	Agreement relating to Fleet Credit Card Services, L.P., dated as of May 28, 2004, by and between Advanta Corp., Advanta National Bank, Advanta Service Corp., Fleet Credit Card Holdings, Inc., Fleet Credit Card Services, L.P. and Bank of America Corp. (Incorporated by reference to Exhibit 10-1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10-t	Service Agreement between First Data Resources Inc. and Advanta Bank Corp., dated as of January 1, 2002 (Incorporated by reference to Exhibit 10-u of the Registrant’s Annual Report on Form 10-K for year ended December 31, 2001).
10-t.1	Amendment to Service Agreement, between First Data Resources, Inc. and Advanta Bank Corp., dated as of December 18, 2006 (Incorporated by reference to Exhibit 10-s.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006) (Confidential treatment has been granted for portions of this document. These portions have been filed separately with the Securities and Exchange Commission).
10-u	Separation Agreement, dated as of April 15, 2005, between Advanta Corp. and Brian Tierney (Incorporated by reference to Exhibit 10-1 of the Registrant’s Current Report on Form 8-K filed on April 20, 2005).
10-v†	Relocation Agreement by and between Advanta Corp. and John F. Moore, dated as of May 20, 2004 (Incorporated by reference to Exhibit 10-3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10-w	Direct Marketing Agreement, dated effective as of December 15, 1999, by and among Advanta Bank Corp. and CFM Direct, as amended (Incorporated by reference to Exhibit 10-z of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10-w.1	Second Amendment, dated October 15, 2007, to Direct Marketing Agreement, dated effective as of December 15, 1999, by and among Advanta Bank Corp. and CFM Direct, as amended (filed herewith).
10-x	Lease Agreement, dated August 4, 1995, between Ortho Pharmaceutical Corporation and Advanta Corp. (Incorporated by reference to Exhibit 10-ee of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).
10-y	Agreement of Lease dated February 27, 2003 between Advanta Shared Services Corp and Liberty Property Limited Partnership (without exhibits) and Guaranty of Advanta Corp. (Incorporated by reference to Exhibit 10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit No.	Description of Exhibit

10-z†	Advanta Corp. Office of the Chairman Supplemental Compensation Program (Incorporated by reference to Exhibit 10-cc of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10-aa†	Advanta Senior Management Change of Control Severance Plan, as amended and restated, effective April 2, 2007 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed April 5, 2007).
10-bb†	Advanta Employee Severance Pay Plan, as amended and restated effective April 2, 2007 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 5, 2007).
10-cc	Sponsorship Agreement, dated as of March 14, 2005, between Advantennis Corp. and World Team Tennis Franchise Inc. (Incorporated by reference to Exhibit 10-1 of the Registrant’s Current Report on Form 8-K filed on March 17, 2005).
10-dd	Stock Repurchase Agreement, entered into May 9, 2006, by and among Advanta Corp., Dennis Alter, Dennis J. Alter, Trustee U/I/T dated December 15, 2003 and Dennis J. Alter, Trustee U/I/T dated May 24, 2004 (Incorporated by reference to Exhibit 10-2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10-ee	Separation Agreement, dated as of November 29, 2007 between Advanta Corp. and Christopher J. Carroll (Incorporated by reference to Exhibit 10-1 of the Registrant’s Current Report on Form 8-K filed on December 26, 2007).
10-ff†	Advanta Corp. Office of the Chairman Cash Bonus Plan effective as of April 2, 2007 (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 30, 2007).
12	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Independent Registered Public Accounting Firm (filed herewith).
24	Powers of Attorney (included on the signature page hereof).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Unless otherwise indicated, each exhibit incorporated herein by reference was previously filed with the SEC under Commission File Number 0-14120.

†	Management contract or compensatory plan or arrangement.