Form 10-Q
period 2008-03-31
ADVANTA CORP
filed 2008-05-09
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number 0-14120
Advanta Corp.
(Exact name of registrant as specified in its charter)

Delaware	23-1462070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Welsh and McKean Roads, P.O. Box 844, Spring House, PA (Address of Principal Executive Offices)	19477 (Zip Code)
(215) 657-4000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Class A Common Stock, $.01 par value per share	14,410,133 shares
Class B Common Stock, $.01 par value per share	31,228,040 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share amounts)	2008	2007

ASSETS
Cash	$106,363	$90,228
Federal funds sold	941,285	872,587
Investments available for sale	305,590	223,500
Receivables, net:
Held for sale	217,457	275,679
Other	693,671	714,989

Total receivables, net	911,128	990,668
Accounts receivable from securitizations	639,687	349,581
Premises and equipment, net	16,263	16,893
Other assets	209,299	220,915

Total assets	$3,129,615	$2,764,372

LIABILITIES
Deposits	$1,929,717	$1,651,737
Debt	215,200	220,848
Other borrowings	35,000	25,000
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	248,979	177,913

Total liabilities	2,531,989	2,178,591

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding – 1,010 shares in 2008 and 2007	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 14,410,133 shares in 2008 and 2007	144	144
Class B non-voting common stock, $.01 par value:
Authorized – 200,000,000 shares; issued – 30,312,088 shares in 2008 and 29,618,641 shares in 2007	303	296
Additional paid-in capital	241,122	238,416
Unearned ESOP shares	(8,681)	(8,785)
Accumulated other comprehensive loss	(2,507)	(1,674)
Retained earnings	403,656	393,795
Treasury stock at cost, 1,563,736 Class B common shares in 2008 and 2007	(37,421)	(37,421)

Total stockholders’ equity	597,626	585,781

Total liabilities and stockholders’ equity	$3,129,615	$2,764,372

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2008	2007

Interest income:
Receivables	$29,130	$35,567
Investments	9,932	7,682
Other interest income	6,985	5,106

Total interest income	46,047	48,355
Interest expense:
Deposits	21,919	16,537
Debt and other borrowings	3,908	3,708
Subordinated debt payable to preferred securities trust	2,317	2,317

Total interest expense	28,144	22,562

Net interest income	17,903	25,793
Provision for credit losses	28,382	10,083

Net interest income after provision for credit losses	(10,479)	15,710
Noninterest revenues:
Securitization income	16,997	23,511
Servicing revenues	26,092	20,376
Other revenues, net	66,568	42,481

Total noninterest revenues	109,657	86,368
Operating expenses	69,488	66,802

Income before income taxes	29,690	35,276
Income tax expense	11,328	13,828

Net income	$18,362	$21,448

Basic net income per common share
Class A	$0.42	$0.49
Class B	0.47	0.53

Diluted net income per common share
Class A	$0.41	$0.47
Class B	0.45	0.48

Basic weighted average common shares outstanding
Class A	13,368	13,318
Class B	27,022	27,734

Diluted weighted average common shares outstanding
Class A	13,368	13,318
Class B	28,243	31,172

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A		Class B	Additional
	Comprehensive	Preferred	Class A	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Common Stock	Stock	Capital

Balance at December 31, 2006		$1,010	$151	$351	$308,051

Effect of applying the provisions of FIN No. 48 (See Note 12)
Net income	$72,050
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $830	(1,542)
Actuarial gain (loss), net of tax benefit (expense) of ($84)	156

Comprehensive income	$70,664

Preferred and common cash dividends declared
Exercise of stock options				7	6,630
Stock option exchange program stock distribution
Employee stock option expense					5,448
Nonemployee stock option expense					(21)
Excess tax benefits from stock-based compensation					5,743
Issuance of nonvested shares				3	(3)
Amortization of nonvested shares					4,834
Forfeitures of nonvested shares				(2)	(116)
Treasury stock acquired
Treasury stock retired			(7)	(63)	(93,101)
ESOP shares committed to be released					951

Balance at December 31, 2007		$1,010	$144	$296	$238,416

Net income	$18,362
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $449	(833)

Comprehensive income	$17,529

Preferred and common cash dividends declared
Exercise of stock options					13
Employee stock option expense					1,420
Excess tax benefits from stock-based compensation					163
Issuance of nonvested shares				7	(7)
Amortization of nonvested shares					1,082
ESOP shares committed to be released					35

Balance at March 31, 2008		$1,010	$144	$303	$241,122

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) – continued

		Accumulated
		Other			Total
	Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2006	$(9,204)	$(288)	$359,813	$(92,723)	$567,161

Effect of applying the provisions of FIN No. 48 (See Note 12)			(6,103)		(6,103)
Net income			72,050		72,050
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $830		(1,542)			(1,542)
Actuarial gain (loss), net of tax benefit (expense) of ($84)		156			156
Comprehensive income
Preferred and common cash dividends declared			(31,965)		(31,965)
Exercise of stock options					6,637
Stock option exchange program stock distribution				388	388
Employee stock option expense					5,448
Nonemployee stock option expense					(21)
Excess tax benefits from stock-based compensation					5,743
Issuance of nonvested shares					0
Amortization of nonvested shares					4,834
Forfeitures of nonvested shares					(118)
Treasury stock acquired				(38,257)	(38,257)
Treasury stock retired				93,171	0
ESOP shares committed to be released	419				1,370

Balance at December 31, 2007	$(8,785)	$(1,674)	$393,795	$(37,421)	$585,781

Net income			18,362		18,362
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $449		(833)			(833)
Comprehensive income
Preferred and common cash dividends declared			(8,501)		(8,501)
Exercise of stock options					13
Employee stock option expense					1,420
Excess tax benefits from stock based compensation					163
Issuance of nonvested shares					0
Amortization of nonvested shares					1,082
ESOP shares committed to be released	104				139

Balance at March 31, 2008	$(8,681)	$(2,507)	$403,656	$(37,421)	$597,626

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2008	2007

OPERATING ACTIVITIES – CONTINUING OPERATIONS
Net income	$18,362	$21,448
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Investment securities gains, net	(18,013)	(990)
Depreciation and amortization	1,559	1,416
Stock-based compensation expense	2,502	2,442
Provision for credit losses	28,382	10,083
Provision for interest and fee losses	4,361	2,446
Change in deferred origination costs, net of deferred fees	1,484	434
Change in receivables held for sale	(66,478)	(306,402)
Proceeds from sale of receivables held for sale	124,700	357,658
Change in accounts receivable from securitizations	(290,106)	(1,138)
Excess tax benefits from stock-based compensation	(163)	(2,387)
Change in other assets and other liabilities	102,786	39,195

Net cash (used in) provided by operating activities	(90,624)	124,205

INVESTING ACTIVITIES – CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	(68,698)	43,860
Purchase of investments available for sale	(277,164)	(273,366)
Proceeds from sales of investments available for sale	157,102	202,521
Proceeds from sales of other investments	18,015	0
Proceeds from maturing investments available for sale	36,688	16,105
Change in receivables not held for sale	(12,909)	(72,409)
Purchases of premises and equipment, net	(925)	(2,122)

Net cash used in investing activities	(147,891)	(85,411)

FINANCING ACTIVITIES – CONTINUING OPERATIONS
Change in demand and savings deposits	(8,507)	11,909
Proceeds from issuance of time deposits	412,079	116,025
Payments for maturing time deposits	(136,901)	(152,289)
Proceeds from issuance of debt	14,142	9,659
Payments on redemption of debt	(20,592)	(10,353)
Change in cash overdraft and other borrowings	3,027	(5,597)
Proceeds from exercise of stock options	13	1,688
Cash dividends paid	(8,501)	(6,964)
Excess tax benefits from stock-based compensation	163	2,387
Treasury stock acquired	0	(592)

Net cash provided by (used in) financing activities	254,923	(34,127)

DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities of discontinued operations	(273)	227

Net increase in cash	16,135	4,894
Cash at beginning of period	90,228	35,055

Cash at end of period	$106,363	$39,949

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)
March 31, 2008
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
Note 2) Recently Issued Accounting Standards
Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. Under FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The initial adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations. There are no material assets or liabilities recognized or disclosed at fair value for which we have not applied the provisions of SFAS No. 157. See Note 14 for disclosures about assets and liabilities measured at fair value.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The statement provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We did not elect to measure any existing financial assets or liabilities at fair value that are not currently required to be measured at fair value upon adoption of this statement. The adoption of this statement did not have a material impact on our financial position or results of operations.
Effective January 1, 2008, we adopted the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. The consensus provides guidance on whether an entity should recognize a liability for the postretirement benefit and how to recognize and measure the asset associated with a collateral assignment split-dollar life insurance arrangement. The adoption of this consensus did not have a material impact on our financial position or results of operations. Costs related to premiums on split-dollar life insurance policies that we expect to pay in postretirement periods, if applicable, are part of our supplemental executive insurance program liability.
In August 2005, the Financial Accounting Standards Board (“FASB”) issued a revised exposure draft, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140. The FASB has reconsidered several issues from the revised exposure draft since the comment period ended in October 2005. In April 2008, the FASB decided to remove the concept of a qualifying special-purpose entity (“QSPE”) from Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and to remove the scope exception for QSPE’s from FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. The FASB expects to issue a revised exposure draft in the second quarter of 2008. Management is monitoring this FASB project and will evaluate any potential impact of the final statement when it is available.

Note 3) Investments Available for Sale
Investments available for sale consisted of the following:

	March 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Treasury and government agency securities	$115,930	$116,022	$18,416	$18,469
State and municipal securities	17,158	17,337	18,554	18,651
Commercial paper	2,795	2,792	0	0
Corporate bonds	6,006	6,007	7,525	7,499
Asset-backed securities(1)	36,145	31,686	40,234	37,340
Equity securities(2)	52,891	52,984	8,066	8,021
Money market funds	78,396	78,396	133,159	133,159
Other	366	366	361	361

Total investments available for sale	$309,687	$305,590	$226,315	$223,500

(1)	Includes mortgage-backed securities.

(2)	Includes venture capital investments of $265 thousand at March 31, 2008 and $413 thousand at December 31, 2007. The amount shown as amortized cost represents fair value for venture capital investments. Equity securities at March 31, 2008 also include an investment in Eaton Vance Institutional Short Term Income Fund with an amortized cost of $45.0 million and fair value of $45.1 million.
Note 4) Receivables
Receivables on the balance sheet, including those held for sale, consisted of the following:

	March 31,	December 31,
	2008	2007

Business credit card receivables	$966,145	$1,031,607
Other receivables	7,341	7,330

Gross receivables	973,486	1,038,937

Add: Deferred origination costs, net of deferred fees	18,787	20,271
Less: Allowance for receivable losses
Business credit cards	(79,972)	(67,368)
Other receivables	(1,173)	(1,172)

Total allowance for receivable losses	(81,145)	(68,540)

Receivables, net	$911,128	$990,668

At March 31, 2008 and December 31, 2007, we had a $25 million borrowing collateralized by business credit card receivables.

Note 5) Allowance for Receivable Losses
The following table presents activity in the allowance for receivable losses for the following:

	Three Months Ended
	March 31,
	2008	2007

Balance at January 1	$68,540	$50,926
Provision for credit losses	28,382	10,083
Provision for interest and fee losses	4,361	2,446
Gross principal charge-offs:
Business credit cards	(16,579)	(10,996)
Principal recoveries:
Business credit cards	273	1,213

Net principal charge-offs	(16,306)	(9,783)

Interest and fee charge-offs:
Business credit cards	(3,832)	(2,466)

Balance at March 31	$81,145	$51,206

Note 6) Securitization Activities
Accounts receivable from securitizations consisted of the following:

	March 31,	December 31,
	2008	2007

Retained interests in securitizations	$226,040	$213,077
Amounts due from the securitization trust	325,034	48,452
Accrued interest and fees on securitized receivables, net(1)	88,613	88,052

Total accounts receivable from securitizations	$639,687	$349,581

(1)	Reduced by an estimate for uncollectible interest and fees of $20.5 million at March 31, 2008 and $17.3 million at December 31, 2007.
The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended
	March 31,
	2008	2007

Average securitized receivables	$5,350,034	$4,152,857
Securitization income	16,997	23,511
Discount accretion	6,985	5,106
Interchange income	55,445	42,414
Servicing revenues	26,092	20,376
Proceeds from new securitizations	124,700	357,658
Proceeds from collections reinvested in revolving-period securitizations	2,552,077	2,383,984
Cash flows received on retained interests	79,935	84,756
Key assumptions:
Discount rate	12.21% - 17.62%	8.15% - 9.84%
Monthly payment rate	18.84% - 20.46%	20.04% - 23.10%
Loss rate	6.20% - 9.02%	3.70% - 4.24%
Interest yield, net of interest earned by noteholders	8.79% - 11.36%	7.29% - 7.30%

There were no purchases of delinquent accounts from the securitization trust during the three months ended March 31, 2008 or 2007.

We used the following assumptions in measuring the fair value of retained interests in securitizations at March 31, 2008 and December 31, 2007. The assumptions listed represent weighted averages of assumptions used for each securitization. The monthly payment rate assumptions used at both March 31, 2008 and December 31, 2007 result in cash flow projections over an approximate three-month weighted average life of existing receivables for the retained interest-only strip valuation.

	March 31,	December 31,
	2008	2007

Discount rate	17.20% - 17.62%	13.25% - 15.28%
Monthly payment rate	19.09% - 20.46%	19.34% - 20.46%
Loss rate	7.85% - 9.02%	6.20% - 7.13%
Interest yield, net of interest earned by noteholders	11.36%	8.79%

In addition to the assumptions identified above, management also considered qualitative factors when assessing the fair value of retained interests in securitizations such as the potential volatility of the current market for similar instruments and the impact of the current economic environment on the performance of the receivables sold.
We have prepared sensitivity analyses of the valuations of retained interests in securitizations that were estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at March 31, 2008.

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased 200 basis points	$(2,958)
Discount rate increased 400 basis points	(5,979)
Monthly payment rate at 110% of base assumption	(521)
Monthly payment rate at 125% of base assumption	(1,805)
Loss rate at 110% of base assumption	(10,102)
Loss rate at 125% of base assumption	(25,499)
Interest yield, net of interest earned by noteholders, decreased 100 basis points	(12,920)
Interest yield, net of interest earned by noteholders, decreased 200 basis points	(26,004)

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

	March 31,	December 31,	March 31,
	2008	2007	2007

Owned business credit card receivables	$966,145	$1,031,607	$1,142,006
Securitized business credit card receivables	5,303,936	5,315,421	4,444,055

Total managed receivables	$6,270,081	$6,347,028	$5,586,061

Receivables 30 days or more delinquent:
Owned	$51,900	$42,424	$28,544
Securitized	280,208	229,808	122,426
Total managed	332,108	272,232	150,970
Receivables 90 days or more delinquent:
Owned	24,028	19,204	12,878
Securitized	130,436	105,577	54,633
Total managed	154,464	124,781	67,511
Nonaccrual receivables:
Owned	11,008	10,104	10,711
Securitized	66,120	59,131	47,402
Total managed	77,128	69,235	58,113
Accruing receivables past due 90 days or more:
Owned	21,835	17,213	11,373
Securitized	117,118	94,139	47,974
Total managed	138,953	111,352	59,347
Net principal charge-offs for the three months ended March 31 and December 31:
Owned	16,306	11,542	9,783
Securitized	85,753	53,572	35,082
Total managed	102,059	65,114	44,865

Note 7) Other Assets and Liabilities
Other assets consisted of the following:

	March 31,	December 31,
	2008	2007

Investment in Fleet Credit Card Services, L.P.	$32,095	$32,095
Net deferred tax asset	30,293	38,147
Investment in preferred securities trust	3,163	3,093
Other	143,748	147,580

Total other assets	$209,299	$220,915

We own Class B common shares of MasterCard Incorporated and Visa Inc. Other revenues for the three months ended March 31, 2008 include a realized gain on the sale of MasterCard Incorporated shares of $4.6 million and a $13.4 million realized gain on the redemption of Visa shares. Our remaining MasterCard Incorporated Class B common shares and Visa Inc. Class B common shares have zero cost basis and no book value.

Other liabilities consisted of the following:

	March 31,	December 31,
	2008	2007

Amounts due to the securitization trust	$77,954	$9,258
Liability for unrecognized tax benefits	39,834	39,495
Accounts payable and accrued expenses	32,327	31,563
Business rewards liability	30,442	29,768
Cash back rewards liability	10,122	9,590
Cash overdraft	17,020	23,993
Current income taxes payable	3,352	2,464
Liabilities of discontinued operations	2,694	2,967
Other	35,234	28,815

Total other liabilities	$248,979	$177,913

Note 8) Deposits
Deposit accounts consisted of the following:

	March 31,	December 31,
	2008	2007

Demand deposits	$8,163	$8,874
Money market savings	77,008	84,804
Time deposits of $100,000 or less	1,006,137	867,263
Time deposits of more than $100,000	838,409	690,796

Total deposits	$1,929,717	$1,651,737

All deposits are interest bearing except demand deposits. Time deposit maturities were as follows at March 31, 2008:

Year Ending December 31,
2008	$924,473
2009	646,706
2010	162,616
2011	46,908
2012 and thereafter	63,843
Note 9) Commitments and Contingencies
Advanta Corp. is a member bank of Visa U.S.A. Inc. (“Visa USA”) and owns shares of Visa Inc. Class B common stock. Our membership in Visa USA and our ownership interest in Visa Inc. (“Visa”) are related primarily to our former consumer credit card business, which we exited in 1998. Visa completed its initial public offering in March 2008 and set aside $3 billion of the proceeds in a litigation escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters between Visa and third parties. Advanta Corp. and its subsidiaries are not named as defendants in the specified litigation matters. However, to the extent Visa’s litigation escrow is not sufficient to satisfy the specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. In 2007, we recorded a $12.0 million reserve associated with our contingent obligation to Visa USA related to the specified litigation matters between Visa and third parties. In March 2008, we increased the reserve by $577 thousand based on increases in litigation reserves disclosed by Visa. Also in March 2008, we reduced the liability by $6.1 million for our proportionate share of the amounts funded by Visa in the litigation escrow. We classified the $5.5 million net reduction in indemnification reserves as a benefit to operating expenses for the three months ended March 31, 2008.

In addition to the matters discussed above, Advanta Corp. and its subsidiaries are now and in the future may become subject to class action lawsuits and other litigation and legal, regulatory, administrative and other claims, investigations or proceedings arising in the ordinary course of business or discontinued operations. Management believes that the aggregate loss, if any, resulting from existing litigation and legal, regulatory, administrative and other claims, investigations or proceedings will not have a material adverse effect on our financial position or results of operations based on our current expectations regarding the ultimate resolutions of existing matters after consultation with our attorneys. However, due to the inherent uncertainty in litigation and other claims, investigations and proceedings, and since the ultimate resolutions of these matters are influenced by factors outside of our control, it is reasonably possible that actual results will differ from our estimates.
Note 10) Capital Stock
Cash dividends per share of common stock declared and paid were as follows:

	Three Months Ended
	March 31,
	2008	2007

Class A Common Stock	$0.1771	$0.1417
Class B Common Stock	0.2125	0.1700

In February 2008, we granted 565 thousand nonvested shares of Class B Common Stock, with a weighted average price at the date of issuance of $10.40 per share, to employees in connection with our management incentive program covering potential bonus awards for performance year 2010. In May 2008, we granted an additional 176 thousand nonvested shares of Class B Common Stock, with a weighted average price at the date of issuance of $9.20 per share, to officers in connection with our management incentive program covering potential bonus awards for performance year 2010. Also in May 2008, we granted 1.6 million options to purchase Class B Common Stock to employees and officers at an exercise price of $9.20 per share.
We adopted a special restricted stock bonus program for eligible employees and certain of our officers as an additional retention tool. In April and May 2008, we granted 2.1 million nonvested shares of Class B Common Stock in connection with this program. The weighted average price of the shares at the date of issuance was $7.27 per share. The nonvested shares granted under this special incentive program will vest ten years from the date of grant unless vesting is accelerated on a discretionary basis. In no event will any nonvested shares be eligible for accelerated vesting prior to January 1, 2009.
Note 11) Segment Information
The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other(1)	Total

Three months ended March 31, 2008
Interest income	$36,016	$10,031	$46,047
Interest expense	18,198	9,946	28,144
Noninterest revenues	96,201	13,456	109,657
Pretax income	10,783	18,907	29,690

Three months ended March 31, 2007
Interest income	$40,549	$7,806	$48,355
Interest expense	13,306	9,256	22,562
Noninterest revenues	84,326	2,042	86,368
Pretax income	34,811	465	35,276

(1)	Other includes venture capital operations as well as investment and other activities not attributable to the Advanta Business Cards segment. In addition, pretax income in the three months ended March 31, 2008 includes a $13.4 million gain on the redemption of Visa Inc. shares and the benefit of a $5.5 million decrease in Visa indemnification reserves.

Note 12) Income Taxes
Income tax expense consisted of the following components:

	Three Months Ended
	March 31,
	2008	2007

Current:
Federal	$2,596	$6,341
State	429	1,123

Total current	3,025	7,464

Deferred:
Federal	8,255	6,296
State	48	68

Total deferred	8,303	6,364

Income tax expense	$11,328	$13,828

The reconciliation of the statutory federal income tax to income tax expense is as follows:

	Three Months Ended
	March 31,
	2008	2007

Statutory federal income tax	$10,392	$12,346
State income taxes, net of federal income tax benefit	298	934
Compensation limitation	99	338
Nondeductible expenses	140	181
Other	399	29

Income tax expense	$11,328	$13,828

Our effective tax rate was 38.2% for the three months ended March 31, 2008 as compared to 39.2% for the same period of 2007.
We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	March 31,	December 31,
	2008	2007

Deferred tax assets	$54,057	$62,351
Deferred tax liabilities	(23,764)	(24,204)

Net deferred tax asset	$30,293	$38,147

The components of the net deferred tax asset were as follows:

	March 31,	December 31,
	2008	2007

Deferred revenue	$(15,449)	$(15,138)
Rewards programs	14,198	13,775
Federal tax benefit of state tax positions	11,193	11,028
Receivable losses	7,467	8,506
Deferred origination costs, net of deferred fees	(6,637)	(7,167)
Incentive and deferred compensation	4,721	6,169
Visa indemnification	2,269	4,194
Securitization income	1,993	3,393
Unrealized venture capital investment losses	246	148
Capital loss carryforwards	0	4,248
Other	10,292	8,991

Net deferred tax asset	$30,293	$38,147

We adopted the provisions of FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN No. 48”) effective January 1, 2007, and as a result, recorded a $6.1 million reduction to the January 1, 2007 balance of retained earnings. The following summarizes activity in the liability for unrecognized tax benefits:

Three Months Ended
March 31, 2008

Balance at December 31, 2007	$39,495
Additions based on tax positions related to the current year	564
Additions for tax positions of prior years	618
Reductions for tax positions of prior years	(523)
Settlements	(320)

Balance at March 31, 2008	$39,834

We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of March 31, 2008, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.

Note 13) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended
	March 31,
	2008	2007

Net income	$18,362	$21,448
Less: Preferred A dividends	(141)	(141)

Net income available to common stockholders	18,221	21,307
Less: Class A dividends declared	(2,368)	(1,880)
Less: Class B dividends declared	(5,992)	(4,943)

Undistributed net income	$9,861	$14,484

Basic net income per common share
Class A	$0.42	$0.49
Class B	0.47	0.53
Combined(1)	0.45	0.52

Diluted net income per common share
Class A	$0.41	$0.47
Class B	0.45	0.48
Combined(1)	0.44	0.48

Basic weighted average common shares outstanding
Class A	13,368	13,318
Class B	27,022	27,734
Combined	40,390	41,052

Dilutive effect of
Options Class B	1,104	2,959
Nonvested shares Class B	117	479

Diluted weighted average common shares outstanding
Class A	13,368	13,318
Class B	28,243	31,172
Combined	41,611	44,490

Antidilutive shares
Options Class B	3,920	597
Nonvested shares Class B	1,237	0

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

Note 14) Fair Value of Financial Instruments
Fair Value Hierarchy
SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The level within the fair value hierarchy to measure the financial instrument shall be determined based on the lowest level input that is significant to the fair value measurement. The three levels of the fair-value hierarchy are as follows:
•	Level 1 – Quoted prices for identical instruments in active markets accessible at the measurement date.

•	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and valuations in which all significant inputs are observable in active markets. Inputs are observable for substantially the full term of the financial instrument.

•	Level 3 – Valuations derived from one or more significant inputs that are unobservable.
Determination of Fair Value
When available, we generally use quoted market prices to determine fair value and classify the financial instrument in Level 1. In cases where quoted market prices for similar financial instruments are available, we utilize these inputs for valuation techniques and classify the financial instrument in Level 2. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows, present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument and we classify the financial instrument in Level 3.
Investments Available for Sale
Investments available for sale are valued using quoted market prices in active markets, when available, and classified as Level 1 of the fair value hierarchy. Level 1 investments available for sale include U.S. Treasury securities, certain equity securities and money market funds. If quoted market prices are not available, fair values are estimated using quoted prices of similar securities or recently executed transactions and classified as Level 2 of the fair value hierarchy. Level 2 investments available for sale include government agency securities, state and municipal securities, commercial paper, corporate bonds and asset-backed securities issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corp. The remaining asset-backed securities are valued based on external prices or spread data and are classified as Level 3 of the fair value hierarchy because of lack of observable data due to market inactivity. Venture capital equity investments are classified as Level 3 of the fair value hierarchy.

Retained Interests in Securitizations
We estimate the fair value of our retained interests in securitizations based on a discounted cash flow analysis if quoted market prices are not available. Quoted market prices were not available at March 31, 2008 or December 31, 2007. We estimate the cash flows of the retained interest-only strip as the excess of the interest yield on the pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and future credit losses over the life of the existing receivables. We discount cash flows from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. See Note 6 for the assumptions used in the estimation of fair values of the retained interests in securitizations. Since the majority of the inputs for determining the fair value of the retained interests are unobservable, we classify this financial instrument as Level 3.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis at March 31, 2008 are categorized in the table below based upon the lowest level of significant input to the valuations. We had no liabilities measured at fair value at March 31, 2008.

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Investments available for sale:
U.S. Treasury and government agency securities	$106,333	$9,689	$0	$116,022
State and municipal securities	0	17,337	0	17,337
Commercial paper	0	2,792	0	2,792
Corporate bonds	0	6,007	0	6,007
Asset-backed securities	0	3,258	28,428	31,686
Equity securities	52,719	0	265	52,984
Money market funds	78,396	0	0	78,396
Other	0	366	0	366
Retained interests in securitizations	0	0	226,040	226,040

Total assets measured at fair value	$237,448	$39,449	$254,733	$531,630

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Asset-
	Backed	Retained Interests
	Securities	in Securitizations	Total

Fair value at January 1, 2008	$33,989	$213,077	$247,066
Unrealized gain(1)	0	4,000 (1)	4,000
Unrealized loss in other comprehensive income	(1,611)	0	(1,611)
Purchases, sales, issuances, settlement, net	(3,950)	8,963	5,013
Transfers in and/or out of Level 3	0	0	0

Fair value at March 31, 2008	$28,428	$226,040	$254,468

(1)	Unrealized gains or losses on retained interests in securitizations are included in securitization income on the consolidated income statements.

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
OVERVIEW
Net income includes the following business segment results:

	Three Months Ended
	March 31,
($ in thousands, except per share data)	2008	2007

Pretax income:
Advanta Business Cards	$10,783	$34,811
Other(1)	18,907	465

Total pretax income	29,690	35,276
Income tax expense	11,328	13,828

Net income	$18,362	$21,448
Per combined common share, assuming dilution	$0.44	$0.48

(1)	The three months ended March 31, 2008 include a $13.4 million gain on the redemption of Visa Inc. shares and the benefit of a $5.5 million decrease in Visa indemnification reserves.
Our Advanta Business Cards segment offers business purpose credit cards. Our product offerings are designed to selectively attract and retain high credit quality customers and to respond to the competitive environment. Our product offerings have been competitively priced and have typically included promotional pricing and rewards. Promotional pricing reduces the interest yield on new accounts during the initial promotional periods. The decrease in Advanta Business Cards pretax income for the three months ended March 31, 2008 as compared to the same period of 2007 is due primarily to an increase in net principal charge-off and delinquency rates on owned and securitized receivables, partially offset by higher interest yields on owned and securitized receivables, a lower off-balance sheet cost of funds rate, higher average securitized receivables and a gain on the sale of MasterCard Incorporated shares. Although we continued to originate high credit quality customers, we had higher delinquency and net principal charge-off rates in the three months ended March 31, 2008 as compared to the same period of 2007 due primarily to deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio, and as a result, we had higher provision for credit losses and lower securitization income. Additional deterioration in the U.S. economy could further affect our provision for credit losses, securitization income and results of operations. The average yield earned on business credit card receivables increased due to our pricing and marketing strategies, the expiration of introductory pricing periods on many accounts originated in prior periods, and the lower level of new account originations. The average floating interest rate earned by securitization noteholders has decreased due to the market interest rate environment.
Pretax income for the three months ended March 31, 2008 includes a $13.4 million gain on the redemption of Visa Inc. shares and the benefit of a $5.5 million decrease in Visa indemnification reserves. See “Contingencies” section of

Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We have identified accounting for allowance for receivable losses, securitization income, rewards programs and income taxes as our most critical accounting policies and estimates because they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Estimates are inherently subjective and are susceptible to significant revision as more information becomes available. Changes in estimates could have a material impact on our financial position or results of operations. These accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

	Three Months Ended
	March 31,
($ in thousands)	2008	2007

Average owned receivables	$999,130	$1,284,900
Average securitized receivables	$5,350,034	$4,152,857
Customer transaction volume	$3,438,113	$3,389,065
New account originations	67,094	96,781
Average number of active accounts(1)	956,100	848,375
Ending number of accounts at March 31	1,331,496	1,191,820

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three months ended March 31.

In response to the current economic conditions, we reduced mail volume in direct mail account acquisition campaigns in 2008 and as a result had fewer new account originations for the three months ended March 31, 2008 as compared to the same period of 2007 .. Based on our currently planned marketing strategies and in continued response to current economic conditions, we expect to originate substantially fewer new accounts in 2008 as compared to 2007.
The components of pretax income for Advanta Business Cards are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2008	2007

Net interest income on owned interest-earning assets	$17,818	$27,243
Noninterest revenues	96,201	84,326
Provision for credit losses	(28,382)	(10,083)
Operating expenses	(74,854)	(66,675)

Pretax income	$10,783	$34,811

Net interest income on owned interest-earning assets decreased $9.4 million for the three months ended March 31, 2008 as compared to the same period of 2007. The decrease was due primarily to a decrease in average owned receivables and an increase in interest expense, partially offset by an increase in the average yield earned on receivables. The average yield earned on business credit card receivables increased due to our pricing and marketing strategies, the expiration of introductory pricing periods on many accounts originated in prior periods, and the lower level of new account originations. We have increased our liquidity in response to continued turmoil in the capital markets. Interest expense increased for the three months ended March 31, 2008 as compared to the same period of 2007 due to the costs of additional liquidity and also because interest expense for the three months ended March 31, 2007 included the benefit of a deposit insurance credit sale gain of $920 thousand. For segment reporting purposes, the gain is included in the allocation of interest expense to Advanta Business Cards. Average owned business credit card receivables decreased $286 million for the three months ended March 31, 2008 as compared to the same period of 2007.
Noninterest revenues include securitization income, servicing revenues, interchange income and other revenues, and are reduced by rewards costs. Noninterest revenues increased $11.9 million for the three months ended March 31, 2008 as compared to the same period of 2007 due primarily to higher merchandise sales transaction volume that resulted in higher interchange income, increased volume of securitized receivables that resulted in higher servicing fees and a $4.6 million investment gain on MasterCard Incorporated shares, partially offset by higher rewards costs and lower securitization income. Securitization income decreased for the three months ended March 31, 2008 as compared to the same period of 2007 due primarily to an increase in net principal charge-off and delinquency rates on securitized receivables and an increase in discount rates resulting from the credit market environment, partially offset by an increase in the average yield on securitized receivables, a decrease in the average floating interest rate earned by noteholders due to the market interest rate environment, and growth in average securitized receivables.

The increase in provision for credit losses for the three months ended March 31, 2008 as compared to the same period of 2007 was due primarily to increases in delinquency and net principal charge-off rate trends, partially offset by a decrease in average owned business credit card receivables. The increases in delinquency and net principal charge-off rates are the result of deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.
Operating expenses for the three months ended March 31, 2008 increased as compared to the same period of 2007 due primarily to higher personnel costs and expenses associated with profitability and marketing initiatives, partially offset by lower amortization of deferred origination costs related to the decrease in new account originations. In 2007, we piloted new offshoring initiatives involving certain of our business processes and information technology functions. In the first quarter of 2008, we decided to move forward with offshoring these processes, which we expect will result in significant operating expense savings related to these business processes in future years. We are also currently evaluating customer-focused initiatives to add value, as well as initiatives to enhance our competitive position in the small business market when the economy improves. We expect costs from these initiatives, in combination with costs associated with the transition from pilot to implementation of offshoring and other outsourcing activities, to result in higher operating expenses for the remainder of 2008.
INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,
($ in thousands)	2008	2007

Interest income	$46,047	$48,355
Interest expense	28,144	22,562

Total interest income decreased $2.3 million for the three months ended March 31, 2008 as compared to the same period of 2007. The decrease in total interest income was due primarily to decreases in average business credit card receivables and average yields earned on our investments, partially offset by an increase in the average yield earned on our business credit card receivables, higher average balances of investments and an increase in yield earned on retained interests in securitizations due to the credit market environment. The average yield earned on business credit card receivables increased due to our pricing and marketing strategies, the expiration of introductory pricing periods on many accounts originated in prior periods, and the lower level of new account originations. We expect the average yield earned on business credit card receivables to continue to increase in 2008 based on these same factors. The decrease in the average yields earned on our investments was due to the interest rate environment.
Total interest expense increased $5.6 million for the three months ended March 31, 2008 as compared to the same period of 2007. The increase in total interest expense was due primarily to an increase in our average deposits outstanding. Average deposits increased $427 million for the three months ended March 31, 2008 as compared to the same period of 2007.

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
INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended March 31,
	2008			2007
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$999,130	$29,031	11.69%	$1,284,900	$35,443	11.19%
Other receivables	7,331	99	5.44	7,671	124	6.54

Total receivables	1,006,461	29,130	11.64	1,292,571	35,567	11.16
Investments(2)	1,204,163	9,934	3.27	595,568	7,682	5.16
Retained interests in securitizations	221,002	6,985	12.64	230,817	5,106	8.85

Total interest-earning assets(3)	2,431,626	$46,049	7.58%	2,118,956	$48,355	9.22%
Noninterest-earning assets	516,086			298,622

Total assets	$2,947,712			$2,417,578

Interest-bearing liabilities:
Deposits	$1,771,414	$21,919	4.98%	$1,344,066	$16,537	4.99%
Debt	215,675	3,441	6.42	227,501	3,707	6.61
Subordinated debt payable to preferred securities trust	103,093	2,317	8.99	103,093	2,317	8.99
Other borrowings	25,220	467	7.33	111	1	5.27

Total interest-bearing liabilities	2,115,402	$28,144	5.35%	1,674,771	$22,562	5.46%
Noninterest-bearing liabilities	240,454			169,317

Total liabilities	2,355,856			1,844,088

Stockholders’ equity	591,856			573,490

Total liabilities and stockholders’ equity	$2,947,712			$2,417,578

Net interest spread			2.23%			3.76%
Net interest margin			2.96%			4.94%

(1)	Interest income includes late fees for owned business credit card receivables of $1.8 million for the three months ended March 31, 2008 and $2.5 million for the same period of 2007.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

	Three Months Ended
	March 31,
($ in thousands)	2008	2007

Provision for credit losses	$28,382	$10,083
Provision for interest and fee losses	4,361	2,446

Provision for credit losses and provision for interest and fee losses on a consolidated basis increased for the three months ended March 31, 2008 as compared to the same period of 2007. The increases in the provisions were due primarily to increases in delinquency and net principal charge-off rate trends, partially offset by a decrease in average owned business credit card receivables of $286 million for the three months ended March 31, 2008 as compared to the same period of 2007. The deterioration in credit performance is broad-based across industries, geographic regions and origination vintages in our receivable portfolio. The increasing delinquency and charge-off rates reflect deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio. While we remain focused on initiatives to reduce credit losses to the extent possible in the current economic environment, additional deterioration in the U.S. economy could cause these trends to worsen.
The allowance for receivable losses on business credit card receivables was $80.0 million as of March 31, 2008, or 8.28% of owned receivables, which was higher as a percentage of owned receivables than the allowance of $67.4 million, or 6.53% of owned receivables, as of December 31, 2007. The increase in the allowance for receivable losses reflects an increase in the estimate of losses inherent in the portfolio based on increases in delinquent receivables as of March 31, 2008, recent trends in net principal charge-off rates and the current composition of the portfolio.
The following table provides credit quality data as of and for the periods indicated for our owned business credit card receivable portfolio, including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs.

	March 31,	December 31,	March 31,
($ in thousands)	2008	2007	2007

Business Credit Cards – Owned
Allowance for receivable losses	$79,972	$67,368	$49,995
Receivables 30 days or more delinquent	51,900	42,424	28,544
Receivables 90 days or more delinquent	24,028	19,204	12,878
Nonaccrual receivables	11,008	10,104	10,711
Accruing receivables past due 90 days or more	21,835	17,213	11,373
As a percentage of gross receivables:
Allowance for receivable losses	8.28%	6.53%	4.38%
Receivables 30 days or more delinquent	5.37	4.11	2.50
Receivables 90 days or more delinquent	2.49	1.86	1.13
Nonaccrual receivables	1.14	0.98	0.94
Accruing receivables past due 90 days or more	2.26	1.67	1.00
Net principal charge-offs for the three months ended March 31 and December 31	$16,306	$11,542	$9,783
As a percentage of average gross receivables (annualized):
Net principal charge-offs for the three months ended March 31 and December 31	6.53%	3.96%	3.05%

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
Securitization income decreased $6.5 million to $17.0 million for the three months ended March 31, 2008 as compared to $23.5 million the same period of 2007. The decrease in securitization income was due primarily to an increase in net principal charge-off and delinquency rates on securitized receivables and an increase in discount rates resulting from the credit market environment, partially offset by an increase in the average yield on securitized receivables, a decrease in the average floating interest rate earned by noteholders due to the market interest rate environment, and growth in average securitized receivables. The trends in net principal charge-off and delinquency rates on securitized receivables are similar to those on owned receivables described in the “Provision And Allowance For Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The trends and future expectations for yields on securitized receivables are similar to those described in the “Interest Income and Expense” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We expect the average floating interest rate earned by noteholders in the remaining quarters of 2008 to be lower than the average rate in the three months ended March 31, 2008 based on current market interest rates. Securitization income includes a favorable valuation adjustment to retained interests in securitizations of $4.0 million for the three months ended March 31, 2008. The favorable valuation adjustment was due primarily to an increase in estimated cash flows from higher yields and lower interest rates earned by noteholders, partially offset by an increase in estimated future credit losses on securitized receivables and an increase in discount rates resulting from the credit market environment, each as compared to estimates as of December 31, 2007.
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

The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

Managed Financial Measures and Statistics
	Advanta				Advanta
	Business	GAAP	Securitization		Business Cards	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments		Managed	Ratio(1)

Three months ended March 31, 2008
Net interest income	$17,818	5.84%	$109,848		$127,666	8.04%
Provision for credit losses	28,382	9.30	81,753	(2)	110,135	6.94
Noninterest revenues	96,201	31.54	(28,095)		68,106	4.29
Average business credit card interest-earning assets	1,220,132		5,129,032		6,349,164
Three months ended March 31, 2007
Net interest income	$27,243	7.19%	$68,205		$95,448	7.02%
Provision for credit losses	10,083	2.66	35,082	(2)	45,165	3.32
Noninterest revenues	84,326	22.25	(33,123)		51,203	3.77
Average business credit card interest-earning assets	1,515,717		3,922,040		5,437,757

As of March 31, 2008
Ending business credit card receivables	$966,145		$5,303,936		$6,270,081
Receivables 30 days or more delinquent	51,900	5.37%	280,208		332,108	5.30%
Receivables 90 days or more delinquent	24,028	2.49	130,436		154,464	2.46
As of December 31, 2007
Ending business credit card receivables	$1,031,607		$5,315,421		$6,347,028
Receivables 30 days or more delinquent	42,424	4.11%	229,808		272,232	4.29%
Receivables 90 days or more delinquent	19,204	1.86	105,577		124,781	1.97
As of March 31, 2007
Ending business credit card receivables	$1,142,006		$4,444,055		$5,586,061
Receivables 30 days or more delinquent	28,544	2.50%	122,426		150,970	2.70%
Receivables 90 days or more delinquent	12,878	1.13	54,633		67,511	1.21

(1)	Ratios are as a percentage of average business credit card interest-earning assets except delinquency ratios which are as a percentage of ending business credit card receivables.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs. In addition, a favorable valuation adjustment to retained interests in securitizations of $4.0 million in the three months ended March 31, 2008 is included as a decrease to provision for credit losses.

SERVICING REVENUES
Servicing revenues were $26.1 million for the three months ended March 31, 2008 and $20.4 million for the same period of 2007. The increase in servicing revenues for the three months ended March 31, 2008 as compared to the same period of 2007 was due to increased volume of securitized business credit card receivables.
OTHER REVENUES

	Three Months Ended
($ in thousands)	March 31,
	2008	2007

Interchange income	$65,648	$55,234
Cash back rewards	(14,583)	(13,400)
Business rewards	(6,582)	(5,932)
Investment securities gains, net	18,013	990
Balance transfer fees	2,180	1,829
Cash usage fees	826	1,133
Other business credit card fees	909	1,225
Other, net	157	1,402

Total other revenues, net	$66,568	$42,481

Interchange income includes interchange fees on both owned and securitized business credit cards. The increase in interchange income for the three months ended March 31, 2008 as compared to the same period of 2007 was due to higher merchandise sales transaction volume resulting from more customers, and an increase in the average interchange rate resulting from an increase in certain interchange rates established by MasterCard Incorporated in October 2007. The average interchange rate was 2.3% for the three months ended March 31, 2008 as compared to 2.2% for the same period of 2007.
The increases in cash back rewards and business rewards for the three months ended March 31, 2008 as compared to the same period of 2007 were due primarily to higher merchandise sales transaction volume and higher average number of business credit card accounts in the rewards programs. For the cash back rewards program, the volume increase was partially offset by lower average program costs for the three months ended March 31, 2008 as compared to the same period of 2007. Both periods included changes in estimates of costs of future business reward redemptions based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. Changes in estimates increased other revenues $300 thousand for the three months ended March 31, 2008 and $400 thousand for the three months ended March 31, 2007.
Investment securities gains, net, include a $4.6 million realized gain on the sale of MasterCard Incorporated shares and a $13.4 million realized gain on the redemption of Visa Inc. shares for the three months ended March 31, 2008. Our remaining MasterCard Incorporated Class B common shares and Visa Inc. Class B common shares have zero cost basis and no book value. Investment securities gains, net, also include realized and unrealized gains and losses on venture capital investments reflecting the market conditions for those investments in each respective period. There were no gains or losses on venture capital investments for the three months ended March 31, 2008. We had a net gain of $461 thousand on venture capital investments for the three months ended March 31, 2007.
The increase in balance transfer fees for the three months ended March 31, 2008 as compared to the same period of 2007 was due primarily to an increase in the fee charged for balance transfers, partially offset by a decrease in balance transfer volume associated with fewer new account originations and lower credit lines assigned at origination.
The decreases in cash usage and other business credit card fees for the three months ended March 31, 2008 as compared to the same period of 2007 were due primarily to a decrease in average owned receivables. This impact was partially offset by an increase in the average fee charged for cash usage for the three months ended March 31, 2008 as compared to the same period of 2007.
In the three months ended March 31, 2007, one of our bank subsidiaries sold Federal Deposit Insurance Corporation deposit insurance assessment credits to a third-party bank at a gain of $920 thousand, which is included in other revenues.
OPERATING EXPENSES

	Three Months Ended
($ in thousands)	March 31,
	2008	2007

Salaries and employee benefits	$28,528	$26,098
Amortization of deferred origination costs, net	10,944	12,867
External processing	8,245	6,700
Professional fees	5,591	3,905
Visa indemnification	(5,501)	0
Marketing	5,236	3,235
Equipment	3,232	2,595
Occupancy	2,471	2,302
Fraud	2,032	1,468
Credit	2,027	1,290
Postage	1,607	1,394
Other	5,076	4,948

Total operating expenses	$69,488	$66,802

Salaries and employee benefits increased for the three months ended March 31, 2008 as compared to the same period of 2007 due primarily to personnel hires and increases in executive compensation.
Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. Amortization of deferred origination costs, net, decreased for the three months ended March 31, 2008 as compared to the same period of 2007 due primarily to a decrease in the number of new account originations. In contrast, marketing expenses not paid to third parties to acquire business credit card accounts increased for the three months ended March 31, 2008 as compared to the same period of 2007 due primarily to costs incurred related to initiatives to enhance our competitive position and to test new product offerings in the small business market.
External processing expense increased for the three months ended March 31, 2008 as compared to the same period of 2007 due primarily to lower incentives earned related to lower receivable and account growth rates. The increase in external processing expense also reflects additional offshore processing costs.
Professional fees increased for the three months ended March 31, 2008 as compared to the same period of 2007 due primarily to the use of external consultants for marketing and profitability initiatives.
In the three months ended March 31, 2008, we released a net amount of $5.5 million from our Visa indemnification reserve as a result of litigation escrow amounts funded by Visa in connection with their initial public offering.

Fraud expense increased for the three months ended March 31, 2008 as compared to the same period of 2007 due to increased rates of fraud, consistent with industry trends, as well as growth in the average number of active accounts.
Credit expense increased for the three months ended March 31, 2008 as compared to the same period of 2007 due to the increased use of third parties as part of our receivable collection initiatives.
CONTINGENCIES
Advanta Corp. is a member bank of Visa USA and owns shares of Visa Inc. Class B common stock. Our membership in Visa USA and our ownership interest in Visa are related primarily to our former consumer credit card business, which we exited in 1998. Visa completed its initial public offering in March 2008 and set aside $3 billion of the proceeds in a litigation escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters between Visa and third parties. Advanta Corp. and its subsidiaries are not named as defendants in the specified litigation matters. However, to the extent Visa’s litigation escrow is not sufficient to satisfy the specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. In 2007, we recorded a $12.0 million reserve associated with our contingent obligation to Visa USA related to the specified litigation matters between Visa and third parties. In March 2008, we increased the reserve by $577 thousand based on increases in litigation reserves disclosed by Visa. Also in March 2008, we reduced the liability by $6.1 million for our proportionate share of the amounts funded by Visa in the litigation escrow. We classified the $5.5 million net reduction in indemnification reserves as a benefit to operating expenses for the three months ended March 31, 2008.
In addition to the matters discussed above, Advanta Corp. and its subsidiaries are now and in the future may become subject to class action lawsuits and other litigation and legal, regulatory, administrative and other claims, investigations or proceedings arising in the ordinary course of business or discontinued operations. Management believes that the aggregate loss, if any, resulting from existing litigation and legal, regulatory, administrative and other claims, investigations or proceedings will not have a material adverse effect on our financial position or results of operations based on our current expectations regarding the ultimate resolutions of existing matters after consultation with our attorneys. However, due to the inherent uncertainty in litigation and other claims, investigations and proceedings, and since the ultimate resolutions of these matters are influenced by factors outside of our control, it is reasonably possible that actual results will differ from our estimates.
INCOME TAXES
Income tax expense was as follows:

	Three Months Ended
($ in thousands)	March 31,
	2008	2007

Income tax expense	$11,328	$13,828
Effective tax rate	38.2%	39.2%

Our effective tax rate for the three months ended March 31, 2008 decreased as compared to the same period of 2007 due primarily to the effect of favorable settlements and changes in judgment associated with prior period uncertain tax positions. Excluding the impact of those changes, our effective tax rate would have been 40.0%.

We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer credit card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of March 31, 2008, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet business credit card securitizations provide a significant portion of our funding and they are one of our primary sources of liquidity. At March 31, 2008, off-balance sheet securitized receivables represented 64% of our funding. Our credit risk in the securitized receivables is limited to the amount of our retained interests in securitizations. We had securitized business credit card receivables of $5.3 billion at both March 31, 2008 and December 31, 2007.
The following table summarizes securitization data including income and cash flows:

	Three Months Ended
($ in thousands)	March 31,
	2008	2007

Average securitized receivables	$5,350,034	$4,152,857
Securitization income	16,997	23,511
Discount accretion	6,985	5,106
Interchange income	55,445	42,414
Servicing revenues	26,092	20,376
Proceeds from new securitizations	124,700	357,658
Proceeds from collections reinvested in revolving-period securitizations	2,552,077	2,383,984
Cash flows received on retained interests	79,935	84,756

See “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of income related to securitizations. See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007.
When a securitization is in its revolving period, principal collections on securitized receivables allocated to that securitization are used to purchase new receivables to replenish the noteholders’ interest in receivables that have been repaid. In contrast, when a securitization starts its accumulation period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables during an accumulation period of a securitization, we need to replace that amount of funding. Our $150 million AdvantaSeries 2005-A4 securitization ended its revolving period in December 2007 and noteholders were paid in February 2008. Our $300 million Series 2001-A securitization ended its revolving period in January 2008 and noteholders were paid in April 2008. Our $250 million Series 2005-A1 securitization ended its revolving period on March 31, 2008 and we expect to pay noteholders in May 2008. Balances of accounts receivable from securitizations and amounts due to the securitization trust at March 31, 2008 have increased compared to December 31, 2007 primarily as a result of principal collections of receivables allocated to the Series 2001-A securitization during its accumulation period. We funded the increase in assets primarily through an increase in deposits.

We expect to replace the funding of the accumulating securitizations through additional securitizations, existing liquidity or additional deposit funding. In the first quarter of 2008, we chose to use deposit funding instead of additional securitizations for funding needs due to unfavorable market conditions for asset-backed securities. If we continue to choose not to securitize, we may have a decline in our level of cash and liquid investments; however, we would expect to continue to have a strong liquidity position. If we choose to securitize, the level of investment-grade notes outstanding at March 31, 2008 issued as part of the AdvantaSeries de-linked securitization structure, and our ability to issue and hold additional AdvantaSeries non-investment grade notes, provides more than enough capacity for future securitization issuances in 2008. The de-linked structure provides flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions. Based on current market conditions, we expect that any notes issued in connection with new securitizations will have interest rate spreads to index rates less favorable to us than our most recent securitizations in 2007.
Our Series 1997-A securitization represents a $200 million committed commercial paper conduit facility that provides off-balance sheet funding and was fully utilized at March 31, 2008. Upon the expiration of this facility in June 2008, management expects to obtain the appropriate level of replacement funding but based on current market conditions, we expect interest rate spreads to index rates and terms and conditions that are less favorable to us than those of the existing facility. Our Series 2007-A securitization represents a $150 million committed commercial paper conduit facility available through January 2009 that provides off-balance sheet funding, of which $90 million was used at March 31, 2008.
In August 2005, the FASB issued a revised exposure draft, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140. The FASB has reconsidered several issues from the revised exposure draft since the comment period ended in October 2005. In April 2008, the FASB decided to remove the concept of a QSPE from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and to remove the scope exception for QSPE’s from FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. The FASB expects to issue a revised exposure draft in the second quarter of 2008. Management is monitoring this FASB project and will evaluate any potential impact of the final statement when it is available.
See “Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of our contingent indemnification obligation related to Advanta Corp’s membership in Visa USA.
MARKET RISK SENSITIVITY
As of March 31, 2008, there were no material changes in our market risk exposures that affect the quantitative and qualitative market risk disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2007.
LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION
At March 31, 2008, we had a high level of liquidity including $106.4 million of cash and $941.3 million of federal funds sold. At March 31, 2008, we also had receivables held for sale and investments available for sale that could be sold to generate additional liquidity.
At March 31, 2008, we had $130 million of subordinated trust assets held at non-bank subsidiaries that were rated BB by Standard & Poor’s and Ba2 by Moody’s Investor Service that could be sold or borrowed against to generate additional liquidity. In July 2007, we established a master repurchase agreement using these subordinated trust assets as collateral to facilitate future borrowings. There were no borrowings in connection with this agreement as of March 31, 2008.
Investments available for sale at fair value totaled $305.6 million at March 31, 2008 and $223.5 million at December 31, 2007. The investment portfolio includes asset-backed securities with an amortized cost of $36.1 million and gross unrealized losses of $4.5 million at March 31, 2008 as compared to amortized cost of $40.2 million and gross unrealized losses of $2.9 million at December 31, 2007. The asset-backed securities in our investment portfolio are floating rate, were issued from 1999 to 2006, and are primarily backed by subprime mortgage loans and home equity loans. At March 31, 2008, 96% of our investments in asset-backed securities at amortized cost were rated from AAA to AA by Standard & Poor’s and from Aaa to Aa3 by Moody’s Investor Service, after taking into account the downgrade of three of the investments by at least one rating agency in the first quarter of 2008. One investment, representing the remaining 4% of our investments in asset-backed securities at amortized cost, was rated BB by Standard & Poor’s and Baa3 by Moody’s Investor Service at March 31, 2008. Our investments in asset-backed securities represent a small portion of our overall liquidity position described above. The fair values of our investments in asset-backed securities declined in the first quarter of 2008 due to the continued difficulties in the subprime mortgage industry that created turmoil in the capital markets. The decline in the fair values were not deemed to be other than temporary at March 31, 2008 based upon the length of time and extent to which the fair value has been less than cost, the underlying credit rating of the securities, and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity.
As shown on the consolidated statements of cash flows, our operating activities used $90.6 million of cash in the three months ended March 31, 2008 due primarily to cash used to fund growth in accounts receivable in securitizations related to a securitization in its accumulation period, operating expenses, interest expense and costs of rewards programs. These cash outflows were partially offset by excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables. For the three months ended March 31, 2007, our operating activities generated $124.2 million of cash due primarily to the proceeds from receivables sold in excess of the increase in receivables held for sale, excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables, partially offset by operating expenses, interest expense and costs of rewards programs. We expect to fund continuing operations with some combination of off-balance sheet securitizations, existing liquidity, deposits or other borrowings, and sources of operating cash flow, including excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables.
Our access to unsecured, institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. However, we do have access to a diversity of funding sources. Our components of funding were as follows:

	March 31, 2008		December 31, 2007
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$5,153,509	64%	$5,173,404	67%
Deposits	1,929,717	24	1,651,737	21
Debt	215,200	3	220,848	3
Other borrowings	35,000	1	25,000	0
Subordinated debt payable to preferred securities trust	103,093	1	103,093	1
Equity	597,626	7	585,781	8

Total	$8,034,145	100%	$7,759,863	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations (subordinated trust assets) that are held on-balance sheet and classified as retained interests in securitizations.
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
We increased our level of deposit funding in the first quarter of 2008 to generate additional liquidity in response to continued turmoil in the capital markets and to fund actual and anticipated higher levels of on-balance sheet assets resulting from securitizations in their accumulation periods in the first and second quarters of 2008. This additional liquidity was held in federal funds sold and investments available for sale at March 31, 2008.

There were $125.9 million of owned business credit card receivables at a nonbank subsidiary at March 31, 2008. We have a secured borrowing agreement that uses these business credit card receivables as collateral. At March 31, 2008, $25 million was borrowed in connection with this agreement. Upon expiration in April 2008, we renewed this agreement at interest rate spreads to index rates and terms and conditions that were less favorable to us than those in the existing agreement. The borrowing capacity of the renewed agreement is $75 million. At March 31, 2008, we also had $10 million of borrowings from federal funds purchased facilities.
Our bank subsidiaries are eligible to borrow from the Federal Reserve’s Discount Window. Such borrowings would have a term of up to 90 days and would be secured by receivables or investments. We may choose to use Discount Window borrowings at Advanta Bank Corp. as an alternative short-term funding source in future periods.
Advanta Corp. and its subsidiaries are now and in the future may become subject to class action lawsuits and other litigation and legal, regulatory, administrative and other claims, investigations or proceedings arising in the ordinary course of business or discontinued operations. Management believes that the aggregate loss, if any, resulting from existing litigation and legal, regulatory, administrative and other claims, investigations or proceedings will not have a material adverse effect on our liquidity or capital resources based on our current expectations regarding the ultimate resolutions of existing matters after consultation with our attorneys. However, due to the inherent uncertainty in litigation and other proceedings, and since the ultimate resolutions of our litigation and other claims, investigations and proceedings are influenced by factors outside of our control, it is reasonably possible that the estimated cash flow related to these matters may change or that actual results will differ from our estimates.
Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and funds the majority of our business purpose credit cards. Advanta Bank Corp. paid $10 million of dividends to Advanta Corp. in the three months ended March 31, 2008. At March 31, 2008, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 19.34% as compared to 22.66% at December 31, 2007. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well capitalized under the regulatory framework for prompt corrective action. The operations of our other bank subsidiary, Advanta Bank, are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.
VALUATION OF FINANCIAL INSTRUMENTS
Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. The statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value based on whether the inputs to those valuation techniques are observable or unobservable, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The initial adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations. There are no material assets or liabilities recognized or disclosed at fair value for which we have not applied the provisions of SFAS No. 157.

When available, we generally use quoted market prices to determine fair value and classify the financial instrument in Level 1. In cases where quoted market prices for similar financial instruments are available, we utilize these inputs for valuation techniques and classify the financial instrument in Level 2. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows, present value or other valuation techniques for those assets. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Financial instruments for which unobservable inputs are significant to their fair value measurement are classified as Level 3 in the fair value hierarchy. Level 3 assets include certain investments in asset-backed securities and retained interests in securitizations.
At March 31, 2008, we had $28.4 million of asset-backed securities and $226.0 million of retained interests in securitizations classified as Level 3 assets. Level 3 asset-backed securities represented 9% of investments available for sale and 5% of total assets measured at fair value as of March 31, 2008. See “Liquidity, Capital Resources and Analysis of Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of the nature of our investments in asset-backed securities and changes in their fair values. Retained interests in securitizations represented 43% of total assets measured at fair value as of March 31, 2008. Changes in the fair value of retained interests in securitization are classified as securitization income on the consolidated income statements. Due to the materiality of securitizations to our operating results, management considers securitization income to be one of our most critical accounting policies and estimates. See further discussion of securitization income accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2007. Also see “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for discussion of valuation adjustments to retained interests in securitizations in the three months ended March 31, 2008.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
We have included or incorporated by reference in this Quarterly Report on Form 10-Q statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements are not historical facts but instead are based on certain assumptions by management and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements may include, among others: statements about anticipated earnings per share, anticipated growth in receivables outstanding and credit card accounts; interest yields; expected cost of funds; anticipated employment growth; the expected level of new account acquisitions, customer spending and account attrition; anticipated payment rates of outstanding loans; anticipated marketing and other operating expenses; estimated values of and anticipated cash flows from our retained interests in securitizations; industry trends; our need and ability to replace existing credit facilities and securitization financing when they expire or terminate with appropriate levels of funding; the value of investments that we hold; anticipated delinquencies and charge-offs; income tax uncertainties; realizability of net deferred tax asset; expected levels of liquidity and capital; the expected results of our offshoring, pricing, marketing and other initiatives; anticipated outcomes and effects of litigation and other claims, investigations and proceedings; and other future expectations of Advanta.
Forward-looking statements are subject to various assumptions, risks and uncertainties which change over time, and speak only as of the date they are made. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “believe,” “will likely result,” “projected,” “may,” or other similar words or phrases. We undertake no obligation to update any forward-looking information except as required by law. However, any further disclosures made on related subjects in our subsequent reports filed with the SEC, including our Reports on Forms 10-K, 10-Q and 8-K, should be consulted. We caution readers that any forward looking statement provided by us is not a guarantee of future performance and actual results may be materially different from those in the forward-looking information. In addition, future results could be materially different from historical performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
(1)	factors affecting our net interest income on owned and securitized receivables, including fluctuations in the volume of receivables and the range and timing of pricing offers to customers;

(2)	competitive pressures, including product development and pricing, among financial institutions;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic and other environmental conditions, including the impact of the recent disruption in the capital markets, the deterioration of the U.S. economy and potential for further deterioration and disruption, that affect the level of new account originations, customer spending, delinquencies, charge-offs, and other results of operations;

(4)	factors affecting fluctuations in the number of accounts or receivable balances, including the retention of customers after promotional pricing periods have expired, changes in terms on their accounts, or changes in programs or product offerings;

(5)	interest rate and credit spread fluctuations;

(6)	the level of expenses;

(7)	funding decisions and the potential timing of the securitizations of our receivables;

(8)	government regulation, including the effects of restrictions and limitations imposed by banking laws, regulators, and examinations and the effects of, and changes in, statutes, the level of regulatory scrutiny, regulatory requirements or regulatory policies, guidance, interpretations and initiatives, including mandatory and possible discretionary actions by federal and state regulators;

(9)	effect of, and changes in, tax laws, rates, regulations and policies;

(10)	effect of legal and regulatory developments, including changes in bankruptcy laws and regulations and the ultimate resolution of industry-related judicial proceedings relating to the legality of certain interchange rates;

(11)	relationships with customers, significant vendors and business partners;

(12)	difficulties or delays in the development, acquisition, production, testing and marketing of products and services, including the ability and cost to obtain intellectual property rights or a failure to implement new products or services when anticipated;

(13)	the amount and cost of financing available to us;

(14)	the ratings on the debt of Advanta Corp. and its subsidiaries;

(15)	the effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles;

(16)	the impact of litigation and legal, regulatory, administrative or other claims, investigations or proceedings including judgments, settlements and actual or anticipated insurance recoveries for costs or judgments;

(17)	the proper design and operation of our disclosure controls and procedures; and

(18)	the ability to attract and retain key personnel.
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
An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are now and in the future may become subject to class action lawsuits and other litigation and legal, regulatory, administrative and other claims, investigations or proceedings arising in the ordinary course of business or discontinued operations. See Note 9 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report which is incorporated herein by reference. For a discussion of previously reported legal proceedings, see Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 1A. RISK FACTORS
Information regarding risks that may affect our future performance are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” and in our other filings with the Securities and Exchange Commission. There have been no material changes in our risk factors from those disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 6. EXHIBITS
Exhibits – The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document

10.1	Preferred Pricing Agreement, effective March 19, 2008, between Dun & Bradstreet, Inc. and Advanta Bank Corp.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanta Corp. (Registrant)

By	/s/ Philip M. Browne
Senior Vice President and Chief Financial Officer May 9, 2008

By	/s/ David B. Weinstock
Vice President and Chief Accounting Officer May 9, 2008

EXHIBIT INDEX

Manner of
Exhibit	Description	Filing

10.1	Preferred Pricing Agreement, effective March 19, 2008, between Dun & Bradstreet, Inc. and Advanta Bank Corp.	*

12	Computation of Ratio of Earnings to Fixed Charges	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed electronically herewith.