Form 10-Q
period 2008-06-30
ADVANTA CORP
filed 2008-08-08
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-14120
Advanta Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1462070 (I.R.S. Employer Identification No.)
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐     No ☐
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2008
Class A Common Stock, $.01 par value per share Class B Common Stock, $.01 par value per share	14,410,133 shares 31,313,384 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(In thousands, except share amounts)	2008	2007

ASSETS
Cash	$87,230	$90,228
Federal funds sold	1,060,750	872,587
Investments available for sale	689,559	223,500
Receivables, net:
Held for sale	129,301	275,679
Other	656,542	714,989

Total receivables, net	785,843	990,668
Accounts receivable from securitizations	440,138	349,581
Premises and equipment, net	17,986	16,893
Other assets	213,528	220,915

Total assets	$3,295,034	$2,764,372

LIABILITIES
Deposits	$2,098,689	$1,651,737
Debt	226,427	220,848
Other borrowings	25,000	25,000
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	246,021	177,913

Total liabilities	2,699,230	2,178,591

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding — 1,010 shares in 2008 and 2007	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 14,410,133 shares in 2008 and 2007	144	144
Class B non-voting common stock, $.01 par value:
Authorized — 200,000,000 shares; issued — 32,799,604 shares in 2008 and 29,618,641 shares in 2007	328	296
Additional paid-in capital	245,274	238,416
Unearned ESOP shares	(8,576)	(8,785)
Accumulated other comprehensive loss	(3,849)	(1,674)
Retained earnings	398,894	393,795
Treasury stock at cost, 1,563,736 Class B common shares in 2008 and 2007	(37,421)	(37,421)

Total stockholders’ equity	595,804	585,781

Total liabilities and stockholders’ equity	$3,295,034	$2,764,372

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,

	2008	2007	2008	2007

Interest income:
Receivables	$37,750	$34,070	$66,880	$69,637
Investments	7,954	8,809	17,886	16,491
Other interest income	9,565	4,679	16,550	9,785

Total interest income	55,269	47,558	101,316	95,913
Interest expense:
Deposits	23,600	17,361	45,519	33,898
Debt and other borrowings	4,120	3,955	8,028	7,663
Subordinated debt payable to preferred securities trust	2,317	2,317	4,634	4,634

Total interest expense	30,037	23,633	58,181	46,195

Net interest income	25,232	23,925	43,135	49,718
Provision for credit losses	30,327	11,806	58,709	21,889

Net interest income after provision for credit losses	(5,095)	12,119	(15,574)	27,829
Noninterest revenues:
Securitization income	4,608	22,766	21,605	46,277
Servicing revenues	24,365	22,541	50,457	42,917
Other revenues, net	65,350	47,996	131,918	90,477

Total noninterest revenues	94,323	93,303	203,980	179,671
Operating expenses	81,752	68,777	151,240	135,579

Income before income taxes	7,476	36,645	37,166	71,921
Income tax expense	3,461	13,933	14,789	27,761

Income from continuing operations	4,015	22,712	22,377	44,160
Gain on discontinuance of mortgage and leasing businesses, net of tax	0	1,022	0	1,022

Net income	$4,015	$23,734	$22,377	$45,182

Basic income from continuing operations per common share
Class A	$0.06	$0.52	$0.48	$1.02
Class B	0.12	0.56	0.58	1.09

Diluted income from continuing operations per common share
Class A	$0.06	$0.50	$0.48	$0.96
Class B	0.11	0.51	0.56	1.00

Basic net income per common share
Class A	$0.06	$0.55	$0.48	$1.04
Class B	0.12	0.59	0.58	1.12

Diluted net income per common share
Class A	$0.06	$0.52	$0.48	$0.99
Class B	0.11	0.54	0.56	1.02

Basic weighted average common shares outstanding
Class A	13,380	13,331	13,374	13,324
Class B	27,142	28,039	27,082	27,887

Diluted weighted average common shares outstanding
Class A	13,380	13,331	13,374	13,324
Class B	28,629	31,343	28,436	31,258

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A		Class B	Additional
	Comprehensive	Preferred	Class A	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Common Stock	Stock	Capital

Balance at December 31, 2006		$1,010	$151	$351	$308,051

Effect of applying the provisions of FIN No. 48 (See Note 13)
Net income	$72,050
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $830	(1,542)
Actuarial gain (loss), net of tax benefit (expense) of ($84)	156

Comprehensive income	$70,664

Preferred and common cash dividends declared
Exercise of stock options				7	6,630
Stock option exchange program stock distribution
Employee stock option expense					5,448
Nonemployee stock option expense					(21)
Excess tax benefits from stock-based compensation					5,743
Issuance of nonvested shares				3	(3)
Amortization of nonvested shares					4,834
Forfeitures of nonvested shares				(2)	(116)
Treasury stock acquired
Treasury stock retired			(7)	(63)	(93,101)
ESOP shares committed to be released					951

Balance at December 31, 2007		$1,010	$144	$296	$238,416

Net income	$22,377
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $1,171	(2,175)

Comprehensive income	$20,202

Preferred and common cash dividends declared
Exercise of stock options					15
Employee stock option expense					2,922
Tax deficiency from stock-based compensation					(606)
Issuance of nonvested shares				32	(32)
Amortization of nonvested shares					4,480
ESOP shares committed to be released					79

Balance at June 30, 2008		$1,010	$144	$328	$245,274

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) — continued

		Accumulated
		Other			Total
	Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2006	$(9,204)	$(288)	$359,813	$(92,723)	$567,161

Effect of applying the provisions of FIN No. 48 (See Note 13)			(6,103)		(6,103)
Net income			72,050		72,050
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $830		(1,542)			(1,542)
Actuarial gain (loss), net of tax benefit (expense) of ($84)		156			156
Comprehensive income
Preferred and common cash dividends declared			(31,965)		(31,965)
Exercise of stock options					6,637
Stock option exchange program stock distribution				388	388
Employee stock option expense					5,448
Nonemployee stock option expense					(21)
Excess tax benefits from stock-based compensation					5,743
Issuance of nonvested shares					0
Amortization of nonvested shares					4,834
Forfeitures of nonvested shares					(118)
Treasury stock acquired				(38,257)	(38,257)
Treasury stock retired				93,171	0
ESOP shares committed to be released	419				1,370

Balance at December 31, 2007	$(8,785)	$(1,674)	$393,795	$(37,421)	$585,781

Net income			22,377		22,377
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $1,171		(2,175)			(2,175)
Comprehensive income
Preferred and common cash dividends declared			(17,278)		(17,278)
Exercise of stock options					15
Employee stock option expense					2,922
Tax deficiency from stock-based compensation					(606)
Issuance of nonvested shares					0
Amortization of nonvested shares					4,480
ESOP shares committed to be released	209				288

Balance at June 30, 2008	$(8,576)	$(3,849)	$398,894	$(37,421)	$595,804

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
($ in thousands)	2008	2007

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income	$22,377	$45,182
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on discontinuance of mortgage and leasing businesses, net of tax	0	(1,022)
Investment securities gains, net	(32,328)	(2,345)
Depreciation and amortization	3,284	2,936
Stock-based compensation expense	7,402	5,509
Provision for credit losses	58,709	21,889
Provision for interest and fee losses	10,418	5,027
Change in deferred origination costs, net of deferred fees	7,251	(1,299)
Change in receivables held for sale	(421,647)	(632,526)
Proceeds from sale of receivables held for sale	318,025	756,340
Change in accounts receivable from securitizations	(90,557)	(9,680)
Tax deficiency (excess tax benefits) from stock-based compensation	606	(6,432)
Change in other assets and other liabilities	112,888	44,885

Net cash (used in) provided by operating activities	(3,572)	228,464

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Change in federal funds sold and restricted interest-bearing deposits	(188,163)	(429)
Purchase of investments available for sale	(766,585)	(555,902)
Proceeds from sales of investments available for sale	392,017	467,433
Proceeds from sales of other investments	32,231	0
Proceeds from maturing investments available for sale	155,260	44,070
Change in receivables not held for sale	(17,931)	(147,972)
Purchases of premises and equipment, net	(4,368)	(4,274)

Net cash used in investing activities	(397,539)	(197,074)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Change in demand and savings deposits	(1,934)	24,276
Proceeds from issuance of time deposits	738,926	275,725
Payments for maturing time deposits	(313,444)	(289,496)
Proceeds from issuance of debt	36,740	14,272
Payments on redemption of debt	(32,629)	(17,010)
Change in cash overdraft and other borrowings	(10,433)	(3,026)
Proceeds from exercise of stock options	15	6,031
Cash dividends paid	(17,278)	(15,525)
(Tax deficiency) excess tax benefits from stock-based compensation	(606)	6,432
Treasury stock acquired	0	(14,439)

Net cash provided by (used in) financing activities	399,357	(12,760)

DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities of discontinued operations	(1,244)	162

Net (decrease) increase in cash	(2,998)	18,792
Cash at beginning of period	90,228	35,055

Cash at end of period	$87,230	$53,847

SUPPLEMENTAL DISCLOSURES

Income taxes paid, net	$5,951	$10,139
Interest paid	17,625	16,790

Non cash transactions: Interest credited directly to the accounts of deposit customers and retail note program investors was $24.9 million in the six months ended June 30, 2008 and $18.8 million in the same period of 2007. In the six months ended June 30, 2008, notes issued in our AdvantaSeries 2008-A1 and AdvantaSeries 2008-A3 securitizations were purchased by one of our bank subsidiaries, which had the impact of reducing receivables held for sale and increasing investments available for sale by $250 million.
See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)
June 30, 2008
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
Note 2) Recently Issued Accounting Standards
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for all financial assets and liabilities and for nonfinancial assets and liabilities measured at fair value on a recurring basis. Under Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also establishes a framework for measuring fair value by creating a three-level fair value hierarchy that ranks the quality and reliability of information used to determine fair value, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The initial adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations. There are no material assets or liabilities recognized or disclosed at fair value for which we have not applied the provisions of SFAS No. 157. See Note 16 for disclosures about assets and liabilities measured at fair value.

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
Recently the FASB has been considering substantial revisions to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, that, if adopted, could result in certain off-balance sheet securitized receivables being consolidated on our balance sheets. It is not clear, however, whether amendments ultimately will be adopted by the FASB, what form they will take and how they will be implemented if adopted, how regulatory authorities will respond, or how our financial position or results of operations may be affected. The FASB plans to issue a proposed exposure draft in the third quarter of 2008. Management is monitoring this FASB project and will evaluate any potential impact of the final statement when it is available.
In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under SFAS No. 128, Earnings Per Share, and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for our Class A and Class B Common Stock according to dividends declared and participation rights in undistributed earnings. The nonvested shares of Class B Common Stock issued under our stock-based incentive plan are participating securities with nonforfeitable rights to dividends. FSP No. EITF 03-6-1 is effective for Advanta on January 1, 2009 and management is currently evaluating the impact that the adoption will have on our reported earnings per share. The adoption is not expected to have an impact on our financial position or net income.

Note 3) Investments Available for Sale
Investments available for sale consisted of the following:

	June 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Treasury and government agency securities	$219,862	$219,935	$18,416	$18,469
State and municipal securities	19,468	19,331	18,554	18,651
Corporate bonds	0	0	7,525	7,499
Asset-backed securities:
Credit card asset-backed securities(1)	250,000	250,064	0	0
Mortgage and home equity line of credit-backed securities	34,709	28,703	40,234	37,340
Equity securities(2)	7,857	7,702	8,066	8,021
Money market funds	163,458	163,458	133,159	133,159
Other	366	366	361	361

Total investments available for sale	$695,720	$689,559	$226,315	$223,500

(1)	Amounts at June 30, 2008 represent AdvantaSeries Class A notes issued in our securitizations and purchased by one of our bank subsidiaries. Includes $100 million of AdvantaSeries 2008-A1 and $150 million of AdvantaSeries 2008-A3.

(2)	Includes venture capital investments of $265 thousand at June 30, 2008 and $413 thousand at December 31, 2007. The amount shown as amortized cost represents fair value for venture capital investments.
There were no declines in the fair value of investments available for sale below their cost that were deemed to be other than temporary at June 30, 2008 or December 31, 2007. The fair value of investments available for sale in an unrealized loss position and the related unrealized losses at June 30, 2008 were as follows:

	Less Than 12 Months in an		12 Months or Longer in an
	Unrealized Loss		Unrealized Loss
	Position		Position		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Amount	Value	Amount	Value	Amount	Value

U.S. Treasury and government agency securities	$(1)	$10,580	$0	$0	$(1)	$10,580
State and municipal securities	(137)	11,531	(57)	1,603	(194)	13,134
Mortgage and home equity line of credit-backed securities	(77)	3,197	(5,940)	25,152	(6,017)	28,349
Equity securities	(155)	7,145	0	0	(155)	7,145

Total	$(370)	$32,453	$(5,997)	$26,755	$(6,367)	$59,208

At June 30, 2008, securities in an unrealized loss position included three investments in U.S. Treasury and government agency securities, twenty-four investments in mortgage and home equity line of credit-backed securities, twenty-three investments in other debt securities and one equity investment. The range of unrealized losses per individual debt security at June 30, 2008, excluding mortgage and home equity line of credit-backed securities, was $1 thousand to $43 thousand. The range of unrealized losses per individual mortgage or home equity line of credit-backed security at June 30, 2008 was $1 thousand to $1.1 million. The mortgage and home equity line of credit-backed securities in our investment portfolio are floating rate and are primarily backed by subprime mortgage loans and home equity loans. At June 30, 2008, 79% of our investments in mortgage and home equity line of credit-backed securities at amortized cost were rated from AAA to AA by Standard & Poor’s and from Aaa to Aa3 by Moody’s Investor Service, or equivalent from other rating agencies, after taking into account the downgrade of five of the investments by at least one rating agency in 2008. Four investments, representing the remaining 21% of our investments in mortgage and home equity line of credit-backed securities at amortized cost, were rated from A to BB by Standard & Poor’s and from A2 to Baa3 by Moody’s Investor Service, or equivalent from other rating agencies, at June 30, 2008. Our investments in mortgage and home equity line of credit-backed securities represent a small portion of our overall liquidity position. The fair values of our investments in mortgage and home equity line of credit-backed securities declined in the second half of 2007 and again in 2008 due to the difficulties in the subprime mortgage industry that created turmoil in the capital markets. Based on the issuing trusts’ payment histories, amounts of subordinate tranches and overcollateralization amounts, we expect to receive the scheduled interest and principal payments according to the contractual terms on these securities. The unrealized losses on all investments available for sale at June 30, 2008 were not deemed to be other than temporary impairments based upon the length of time and the extent to which the fair value has been less than cost, review of the current interest rate environment, the underlying credit rating of the securities, anticipated volatility in the market, and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity.
Note 4) Receivables
Receivables on the balance sheet, including those held for sale, consisted of the following:

	June 30,	December 31,
	2008	2007

Business credit card receivables	$850,925	$1,031,607
Other receivables	7,711	7,330

Gross receivables	858,636	1,038,937

Add: Deferred origination costs, net of deferred fees	13,020	20,271
Less: Allowance for receivable losses
Business credit cards	(84,611)	(67,368)
Other receivables	(1,202)	(1,172)

Total allowance for receivable losses	(85,813)	(68,540)

Receivables, net	$785,843	$990,668

At June 30, 2008 and December 31, 2007, we had a $25 million borrowing collateralized by business credit card receivables.
Note 5) Allowance for Receivable Losses
The following table presents activity in the allowance for receivable losses for the six months ended June 30:

	2008	2007

Balance at January 1	$68,540	$50,926
Provision for credit losses	58,709	21,889
Provision for interest and fee losses	10,418	5,027
Gross principal charge-offs:
Business credit cards	(43,272)	(21,325)
Other receivables	(2)	(1)

Total gross principal charge-offs	(43,274)	(21,326)

Principal recoveries:
Business credit cards	1,147	1,986

Net principal charge-offs	(42,127)	(19,340)

Interest and fee charge-offs:
Business credit cards	(9,727)	(4,767)

Balance at June 30	$85,813	$53,735

Note 6) Securitization Activities
Accounts receivable from securitizations consisted of the following:

	June 30,	December 31,
	2008	2007

Retained interests in securitizations	$228,450	$213,077
Amounts due from the securitization trust	116,750	48,452
Accrued interest and fees on securitized receivables, net(1)	94,938	88,052

Total accounts receivable from securitizations	$440,138	$349,581

(1)	Reduced by an estimate for uncollectible interest and fees of $22.5 million at June 30, 2008 and $17.3 million at December 31, 2007.
The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Average securitized receivables	$5,063,349	$4,581,666	$5,206,692	$4,368,446
Securitization income	4,608	22,766	21,605	46,277
Discount accretion	9,565	4,679	16,550	9,785
Interchange income	57,799	49,207	113,244	91,621
Servicing revenues	24,365	22,541	50,457	42,917
Proceeds from new securitizations(1)	193,325	398,682	318,025	756,340
Proceeds from collections reinvested in revolving- period securitizations	2,581,177	2,681,748	5,133,254	5,065,732
Cash flows received on retained interests(2)	112,651	79,731	192,586	164,487
Key assumptions:
Discount rate	17.20% – 18.70%	8.15% – 9.76%	12.21% – 18.70%	8.15% – 9.84%
Monthly payment rate	18.79% – 20.46%	19.36% – 23.10%	18.79% – 20.46%	19.36% – 23.10%
Loss rate	7.85% – 10.12%	3.85% – 4.35%	6.20% – 10.12%	3.70% – 4.35%
Interest yield, net of interest earned by noteholders	11.36% – 12.29%	7.29% – 7.33%	8.79% – 12.29%	7.29% – 7.33%

(1)	Amounts reported for the three and six months ended June 30, 2008 exclude $250 million related to notes issued in our AdvantaSeries 2008-A1 and AdvantaSeries 2008-A3 securitizations that were purchased by one of our bank subsidiaries and are classified as investments available for sale on the consolidated balance sheet.

(2)	Amounts reported for the three and six months ended June 30, 2008 exclude $389 thousand of interest on AdvantaSeries 2008-A1 and AdvantaSeries 2008-A3 notes that is classified as interest income on the consolidated income statements.
There were no purchases of delinquent accounts from the securitization trust during the three or six months ended June 30, 2008 or 2007.
We used the following assumptions in measuring the fair value of retained interests in securitizations at June 30, 2008 and December 31, 2007. The assumptions listed represent weighted averages of assumptions used for each securitization. The monthly payment rate assumptions used at both June 30, 2008 and December 31, 2007 result in cash flow projections over an approximate three-month weighted average life of existing receivables for the retained interest-only strip valuation.

	June 30,	December 31,
	2008	2007

Discount rate	17.68% – 18.70%	13.25% – 15.28%
Monthly payment rate	18.99% – 20.46%	19.34% – 20.46%
Loss rate	8.80% – 10.12%	6.20% – 7.13%
Interest yield, net of interest earned by noteholders	12.29%	8.79%

In addition to the assumptions identified above, management also considered qualitative factors when assessing the fair value of retained interests in securitizations such as the potential volatility of the current market for similar instruments and the impact of the current economic environment on the performance of the receivables sold.
We have prepared sensitivity analyses of the valuations of retained interests in securitizations that were estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at June 30, 2008.

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased 200 basis points	$(3,249)
Discount rate increased 400 basis points	(6,407)
Monthly payment rate at 110% of base assumption	(1,851)
Monthly payment rate at 125% of base assumption	(3,888)
Loss rate at 110% of base assumption	(11,635)
Loss rate at 125% of base assumption	(29,088)
Interest yield, net of interest earned by noteholders, decreased 100 basis points	(13,217)
Interest yield, net of interest earned by noteholders, decreased 200 basis points	(26,435)

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

	June 30,	December 31,	June 30,
	2008	2007	2007

Owned business credit card receivables	$850,925	$1,031,607	$1,133,198
Securitized business credit card receivables	5,225,773	5,315,421	4,856,001

Total managed receivables	$6,076,698	$6,347,028	$5,989,199

Receivables 30 days or more delinquent:
Owned	$49,894	$42,424	$27,115
Securitized	294,432	229,808	136,468
Total managed	344,326	272,232	163,583
Receivables 90 days or more delinquent:
Owned	25,001	19,204	13,466
Securitized	145,715	105,577	68,424
Total managed	170,716	124,781	81,890
Nonaccrual receivables:
Owned	10,670	10,104	9,155
Securitized	68,719	59,131	47,416
Total managed	79,389	69,235	56,571
Accruing receivables past due 90 days or more:
Owned	22,684	17,213	12,249
Securitized	131,977	94,139	62,360
Total managed	154,661	111,352	74,609
Net principal charge-offs for the year-to-date period ended June 30 and December 31:
Owned	42,125	41,589	19,339
Securitized	190,391	178,173	76,197
Total managed	232,516	219,762	95,536
Net principal charge-offs for the three months ended June 30 and December 31:
Owned	25,819	11,542	9,556
Securitized	104,638	53,572	41,115
Total managed	130,457	65,114	50,671

Note 7) Other Assets and Liabilities
Other assets consisted of the following:

	June 30,	December 31,
	2008	2007

Net deferred tax asset	$35,613	$38,147
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Investment in preferred securities trust	3,093	3,093
Other	142,727	147,580

Total other assets	$213,528	$220,915

As of June 30, 2008, we own 27 thousand MasterCard Incorporated Class B common shares and 497 thousand Visa Inc. Class B common shares, all of which have zero cost basis and no book value. Other revenues include investment gains on sales of MasterCard Incorporated shares of $14.2 million for the three months ended June 30, 2008 and $18.8 million for the six months ended June 30, 2008. Other revenues for the six months ended June 30, 2008 also include a $13.4 million gain on the redemption of Visa Inc. shares.

Other liabilities consisted of the following:

	June 30,	December 31,
	2008	2007

Amounts due to the securitization trust	$70,673	$9,258
Liability for unrecognized tax benefits	39,773	39,495
Business rewards liability	30,767	29,768
Cash back rewards liability	10,341	9,590
Accounts payable and accrued expenses	30,375	31,563
Cash overdraft	13,560	23,993
Current income taxes payable	7,548	2,464
Liabilities of discontinued operations	1,723	2,967
Other	41,261	28,815

Total other liabilities	$246,021	$177,913

Note 8) Deposits
Deposit accounts consisted of the following:

	June 30,	December 31,
	2008	2007

Demand deposits	$8,263	$8,874
Money market savings	83,481	84,804
Time deposits of $100,000 or less	1,031,792	867,263
Time deposits of more than $100,000	975,153	690,796

Total deposits	$2,098,689	$1,651,737

All deposits are interest bearing except demand deposits. Time deposit maturities were as follows at June 30, 2008:

Year Ending December 31,
2008	$751,770
2009	924,506
2010	199,356
2011	50,567
2012 and thereafter	80,746
Note 9) Commitments and Contingencies
Advanta Corp. is a member of Visa U.S.A. Inc. (“Visa USA”) and owns shares of Visa Inc. Class B common stock. Our membership in Visa USA and our ownership interest in Visa Inc. (“Visa”) are related primarily to our former consumer credit card business, which we exited in 1998. Visa completed its initial public offering in March 2008 and set aside $3 billion of the proceeds in a litigation escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters between Visa and third parties. Advanta Corp. and its subsidiaries are not named as defendants in the specified litigation matters. However, to the extent Visa’s litigation escrow is not sufficient to satisfy the specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. In 2007, we recorded a $12.0 million reserve associated with our contingent obligation to Visa USA related to the specified litigation matters between Visa and third parties. In March 2008, we increased the reserve by $577 thousand based on increases in litigation reserves disclosed by Visa. Also in March 2008, we reduced the liability by $6.1 million for our proportionate share of the amounts funded by Visa in the litigation escrow. The $5.5 million net reduction in indemnification reserves is classified as a benefit to operating expenses in the six months ended June 30, 2008.

In addition to the matters discussed above, Advanta Corp. and its subsidiaries are now and in the future may become subject to class action lawsuits and other litigation as well as legal, regulatory, administrative and other claims, investigations or proceedings arising in the ordinary course of business or discontinued operations. Management believes that the aggregate loss, if any, resulting from existing litigation and legal, regulatory, administrative and other claims, investigations or proceedings, will not have a material adverse effect on our financial position or results of operations based on our current expectations regarding the ultimate resolutions of existing matters after consultation with our attorneys. However, due to the inherent uncertainty in litigation and other claims, investigations and proceedings, and since the ultimate resolutions of these matters are influenced by factors outside of our control, it is reasonably possible that actual results will differ from our estimates.
Note 10) Capital Stock
Cash dividends per share of common stock declared and paid were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Class A Common Stock	$0.1771	$0.1771	$0.3542	$0.3188
Class B Common Stock	0.2125	0.2125	0.4250	0.3825

Note 11) Stock-Based Compensation
All nonvested shares and stock options outstanding in the reported periods were for Class B Common Stock.
Nonvested shares activity was as follows for the six months ended June 30, 2008:

		Weighted
		Average Price
	Number of	at Date of
	Shares	Issuance

Outstanding at January 1	1,098	$19.35
Granted	3,224	7.94
Vested	(189)	23.72
Forfeited	(45)	22.16

Outstanding at June 30	4,088	$10.12

In connection with our management incentive program covering potential bonus awards for performance year 2010, we granted 565 thousand nonvested shares of Class B Common Stock to employees in February 2008 and 176 thousand nonvested shares of Class B Common Stock to officers in May 2008.
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
Nonvested shares that vested during the six months ended June 30, 2008 had a total fair value of $1.7 million on the vesting date. Nonvested shares that vested during the same period of 2007 had a total fair value of $7.5 million on the vesting date. As of June 30, 2008, there was $26.3 million of total unrecognized compensation expense related to nonvested shares and we expect to recognize the expense over a weighted average period of 2.5 years.
Compensation expense and related tax effects recognized in connection with nonvested shares were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Compensation expense	$3,398	$1,542	$4,480	$2,833
Income tax benefit	1,573	586	1,782	1,093

Stock option activity was as follows for the six months ended June 30, 2008:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life

Outstanding at January 1	7,782	$14.11
Granted	1,811	9.06
Exercised	(3)	5.35
Forfeited	(96)	27.06

Outstanding at June 30	9,494	$13.02	$2,776	5.5 years

Options exercisable at June 30	5,987	$10.05	$2,776	3.4 years

The aggregate intrinsic value of stock options exercised was $8 thousand in the six months ended June 30, 2008 and $15.8 million in the same period of 2007. As of June 30, 2008, there was $11.9 million of total unrecognized compensation expense related to outstanding stock options and we expect to recognize the expense over a weighted average period of 2.4 years.
Compensation expense and related tax effects recognized in connection with employee stock options and the weighted average fair value of options granted were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Compensation expense	$1,501	$1,430	$2,922	$2,581
Income tax benefit	695	543	1,162	996
Weighted average fair value of options granted	$2.00	$9.69	$1.96	$9.85

The assumptions listed in the table below represent weighted averages of the assumptions used to estimate the fair value for each employee option grant using the Black-Scholes-Merton option-pricing model. The expected dividend yield is based on current dividend rates. If applicable, expected dividend yield also includes the expected impact of announced and anticipated changes in dividend rates based upon management’s expectations of future performance. There were no anticipated changes in dividend rates over the expected life of the options for options granted in 2008. The expected life of the options is estimated by reviewing historical data and considering the contractual life of the options and the vesting periods. Expected volatility is based on the historical volatility of our Class B Common Stock. The risk-free interest rate is based on the discount rate on a U.S. Treasury note of a similar duration to the expected life of the options.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Expected life (in years)	5.4	5.7	5.3	5.7
Expected volatility	52.80%	33.11%	52.46%	33.57%
Risk-free interest rate	3.04%	4.55%	2.99%	4.57%
Expected dividend yield	9.24%	4.86%	9.35%	4.86%

Note 12) Segment Information
The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other(1)	Total

Three months ended June 30, 2008
Interest income	$47,227	$8,042	$55,269
Interest expense	21,828	8,209	30,037
Noninterest revenues	93,983	340	94,323
Pretax income from continuing operations	7,474	2	7,476

Three months ended June 30, 2007
Interest income	$38,655	$8,903	$47,558
Interest expense	13,149	10,484	23,633
Noninterest revenues	90,737	2,566	93,303
Pretax income from continuing operations	35,824	821	36,645

Six months ended June 30, 2008
Interest income	$83,243	$18,073	$101,316
Interest expense	40,026	18,155	58,181
Noninterest revenues	190,184	13,796	203,980
Pretax income from continuing operations	18,257	18,909	37,166
Total assets at beginning of period	1,518,810	1,245,562	2,764,372
Total assets at end of period	1,405,657	1,889,377	3,295,034

Six months ended June 30, 2007
Interest income	$79,204	$16,709	$95,913
Interest expense	26,455	19,740	46,195
Noninterest revenues	175,063	4,608	179,671
Pretax income from continuing operations	70,635	1,286	71,921
Total assets at beginning of period	1,495,544	917,594	2,413,138
Total assets at end of period	1,526,802	954,919	2,481,721

(1)	Other includes investment and other activities not attributable to the Advanta Business Cards segment. In addition, pretax income in the six months ended June 30, 2008 includes a $13.4 million gain on the redemption of Visa Inc. shares and the benefit of a $5.5 million decrease in Visa indemnification reserves.

Note 13) Income Taxes
Income tax expense and our effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income tax expense attributable to:
Continuing operations	$3,461	$13,933	$14,789	$27,761
Discontinued operations	0	643	0	643

Total income tax expense	$3,461	$14,576	$14,789	$28,404

Effective tax rate	46.3%	38.0%	39.8%	38.6%

Income tax expense attributable to continuing operations consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Current:
Federal	$7,678	$9,673	$10,274	$16,014
State	381	1,224	810	2,347

Total current	8,059	10,897	11,084	18,361

Deferred:
Federal	(4,587)	3,065	3,668	9,361
State	(11)	(29)	37	39

Total deferred	(4,598)	3,036	3,705	9,400

Income tax expense attributable to continuing operations	$3,461	$13,933	$14,789	$27,761

The reconciliation of the statutory federal income tax to income tax expense attributable to continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Statutory federal income tax	$2,616	$12,826	$13,008	$25,172
State income taxes, net of federal income tax benefit	405	1,047	703	1,981
Compensation limitation	299	256	398	437
Nondeductible expenses	512	(139)	652	199
Other	(371)	(57)	28	(28)

Income tax expense	$3,461	$13,933	$14,789	$27,761

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	June 30,	December 31,
	2008	2007

Deferred tax assets	$57,343	$62,351
Deferred tax liabilities	(21,730)	(24,204)

Net deferred tax asset	$35,613	$38,147

The components of the net deferred tax asset were as follows:

	June 30,	December 31,
	2008	2007

Deferred revenue	$(14,574)	$(15,138)
Rewards programs	14,388	13,775
Federal tax benefit of state tax positions	11,146	11,028
Receivable losses	6,719	8,506
Incentive and deferred compensation	6,693	6,169
Deferred origination costs, net of deferred fees	(4,621)	(7,167)
Visa indemnification	2,269	4,194
Securitization income	1,993	3,393
Unrealized venture capital investment losses	246	148
Capital loss carryforwards	0	4,248
Other	11,354	8,991

Net deferred tax asset	$35,613	$38,147

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN No. 48”) effective January 1, 2007, and as a result, recorded a $6.1 million reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the six months ended June 30, 2008, excluding accrued interest and penalties, is as follows:

Balance at December 31, 2007	$17,732
Additions based on tax positions related to the current year	462
Additions for tax positions of prior years	104
Reductions for tax positions of prior years	(1,061)
Settlements	(114)

Balance at June 30, 2008	$17,123

Unrecognized tax benefits as of June 30, 2008, excluding accrued interest and penalties, were $17.1 million, of which $11.1 million, if recognized, would favorably affect our effective tax rate. The remaining $6.0 million represents the federal tax benefits of unrecognized state tax benefits that were recognized as a deferred tax asset.
For the six months ended June 30, 2008, income tax expense included interest of $946 thousand and penalties of $79 thousand. At June 30, 2008, the liability for unrecognized tax benefits included $14.7 million accrued for potential payment of interest and $7.9 million accrued for potential payment of penalties. Of the $22.6 million total of accrued interest and penalties included in the liability for unrecognized tax benefits at June 30, 2008, $17.5 million would favorably affect our effective tax rate to the extent the interest and penalties were not assessed. The remaining $5.1 million represents the federal tax benefits on accrued interest that were recognized as a deferred tax asset.
The liability for unrecognized tax benefits at June 30, 2008 included approximately $1.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the twelve months ending June 30, 2009. This amount represents a potential decrease in unrecognized tax benefits related to state tax settlements that may occur in that period and expiring state statutes of limitations.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of June 30, 2008, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
Note 14) Discontinued Operations
The components of the gain on discontinuance of our mortgage and leasing businesses were as follows:

	Three and Six Months Ended
	June 30, 2008		June 30, 2007
		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services

Pretax gain on discontinuance of mortgage and leasing businesses	$0	$0	$800	$865
Income tax expense	0	0	(309)	(334)

Gain on discontinuance of mortgage, and leasing businesses, net of tax	$0	$0	$491	$531

The gain on discontinuance of the mortgage business for the three and six months ended June 30, 2007 represents a change in our estimates of the future costs of mortgage business-related contingent liabilities based on developments in litigation or disputes related to our former mortgage programs, insurance reimbursements related to past or future costs, or cash flows related to a former mortgage insurance product. The gain on discontinuance of the leasing business for the three and six months ended June 30, 2007 represents changes in estimated operating results of the leasing segment over the wind down period, including sales tax assessments or refunds, insurance reimbursements and operating expenses. We had no lease receivables outstanding in 2007 or 2008.
The gain on discontinuance of the mortgage business for the three and six months ended June 30, 2007, net of tax, per basic and diluted common share, was $0.01 for both Class A and Class B shares. The gain on discontinuance of the leasing business for the three and six months ended June 30, 2007, net of tax, per basic and diluted common share, was $0.01 for Class A and Class B shares.

Note 15) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income from continuing operations	$4,015	$22,712	$22,377	$44,160
Less: Preferred A dividends	0	0	(141)	(141)

Income from continuing operations available to common stockholders	4,015	22,712	22,236	44,019
Gain on discontinuance of mortgage and leasing businesses, net of tax	0	1,022	0	1,022

Net income available to common stockholders	4,015	23,734	22,236	45,041
Less: Class A dividends declared	(2,369)	(2,396)	(4,737)	(4,276)
Less: Class B dividends declared	(6,408)	(6,165)	(12,400)	(11,108)

Undistributed net income (loss)	$(4,762)	$15,173	$5,099	$29,657

Basic income from continuing operations per common share
Class A	$0.06	$0.52	$0.48	$1.02
Class B	0.12	0.56	0.58	1.09
Combined(1)	0.10	0.55	0.55	1.07

Diluted income from continuing operations per common share
Class A	$0.06	$0.50	$0.48	$0.96
Class B	0.11	0.51	0.56	1.00
Combined(1)	0.10	0.51	0.53	0.99

Basic net income per common share
Class A	$0.06	$0.55	$0.48	$1.04
Class B	0.12	0.59	0.58	1.12
Combined(1)	0.10	0.57	0.55	1.09

Diluted net income per common share
Class A	$0.06	$0.52	$0.48	$0.99
Class B	0.11	0.54	0.56	1.02
Combined(1)	0.10	0.53	0.53	1.01

Basic weighted average common shares outstanding
Class A	13,380	13,331	13,374	13,324
Class B	27,142	28,039	27,082	27,887
Combined	40,522	41,370	40,456	41,211

Dilutive effect of
Options Class B	1,125	2,910	1,114	2,935
Nonvested shares Class B	362	394	240	436

Diluted weighted average common shares outstanding
Class A	13,380	13,331	13,374	13,324
Class B	28,629	31,343	28,436	31,258
Combined	42,009	44,674	41,810	44,582

Antidilutive shares
Options Class B	4,955	1,542	4,437	1,072
Nonvested shares Class B	1,566	0	1,401	0

(1)	Combined represents income available to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

Note 16) Fair Value of Financial Instruments
Fair Value Hierarchy
SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The level within the fair value hierarchy to measure the financial instrument shall be determined based on the lowest level input that is significant to the fair value measurement. The three levels of the fair-value hierarchy are as follows:
•	Level 1 — Quoted prices for identical instruments in active markets accessible at the measurement date.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and valuations in which all significant inputs are observable in active markets. Inputs are observable for substantially the full term of the financial instrument.

•	Level 3 — Valuations derived from one or more significant inputs that are unobservable.
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
Investments Available for Sale
Investments available for sale are valued using quoted market prices in active markets, when available, and classified as Level 1 of the fair value hierarchy. Level 1 investments available for sale include U.S. Treasury securities, certain equity securities and money market funds. Investments available for sale are classified as Level 2 of the fair value hierarchy if quoted market prices are not available and fair values are estimated using quoted prices of similar securities or recently executed transactions for the securities. Level 2 investments available for sale include government agency securities, state and municipal securities, credit card asset-backed securities and mortgage-backed securities issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corp. The remaining mortgage and home equity line of credit-backed securities are valued based on external prices or spread data and are classified as Level 3 of the fair value hierarchy because of lack of observable data due to market inactivity. Venture capital equity investments are classified as Level 3 of the fair value hierarchy.
Retained Interests in Securitizations
We estimate the fair value of our retained interests in securitizations based on a discounted cash flow analysis if quoted market prices are not available. Quoted market prices were not available at June 30, 2008 or December 31, 2007. We estimate the cash flows of the retained interest-only strip as the excess of the interest yield on the pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and future credit losses over the life of the existing receivables. We discount cash flows from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. See Note 6 for the assumptions used in the estimation of fair values of the retained interests in securitizations. Since the majority of the inputs for determining the fair value of the retained interests are unobservable, we classify this financial instrument as Level 3.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis at June 30, 2008 are categorized in the table below based upon the lowest level of significant input to the valuations. We had no liabilities measured at fair value at June 30, 2008.

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Investments available for sale:
U.S. Treasury and government agency securities	$206,223	$13,712	$0	$219,935
State and municipal securities	0	19,331	0	19,331
Asset-backed securities:
Credit card asset-backed securities	0	250,064	0	250,064
Mortgage and home equity line of credit-backed securities	0	4,056	24,647	28,703
Equity securities	7,437	0	265	7,702
Money market funds	163,458	0	0	163,458
Other	0	366	0	366
Retained interests in securitizations	0	0	228,450	228,450

Total assets measured at fair value	$377,118	$287,529	$253,362	$918,009

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Asset-
	Backed	Retained Interests	Equity
	Securities	in Securitizations	Securities	Total

Fair value at January 1, 2008	$33,989	$213,077	$413	$247,479
Unrealized gain (loss)(1)	0	4,000	(2)	3,998
Unrealized loss in other comprehensive income	(3,077)	0	0	(3,077)
Purchases, sales, issuances, settlement, net	(6,265)	11,373	(146)	4,962
Transfers in and/or out of Level 3	0	0	0	0

Fair value at June 30, 2008	$24,647	$228,450	$265	$253,362

(1)	Unrealized gains or losses on retained interests in securitizations are included in securitization income on the consolidated income statements. Unrealized gains or losses on venture capital investments are included in other revenues on the consolidated income statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Advanta”, “we”, “us”, and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
OVERVIEW
Income from continuing operations includes the following business segment results:

	Three Months Ended		Six Months Ended
($ in thousands, except per share data)	June 30,		June 30,
	2008	2007	2008	2007

Pretax income:
Advanta Business Cards	$7,474	$35,824	$18,257	$70,635
Other(1)	2	821	18,909	1,286

Total pretax income	7,476	36,645	37,166	71,921
Income tax expense	3,461	13,933	14,789	27,761

Income from continuing operations	$4,015	$22,712	$22,377	$44,160
Per combined common share, assuming dilution	$0.10	$0.51	$0.53	$0.99

(1)	The six months ended June 30, 2008 include a $13.4 million gain on the redemption of Visa Inc. shares and the benefit of a $5.5 million decrease in Visa indemnification reserves.
Our Advanta Business Cards segment issues (through Advanta Bank Corp.) business purpose credit cards to small businesses and business professionals in the United States. Our business credit card accounts provide approved customers with unsecured revolving business credit lines. The decreases in Advanta Business Cards pretax income for the three and six months ended June 30, 2008 as compared to the same periods of 2007 reflect the challenging economic environment and are due primarily to increases in net principal charge-off and delinquency rates on owned and securitized receivables and increases in operating expenses, partially offset by higher interest yields on owned and securitized receivables, lower off-balance sheet cost of funds rates, higher average securitized receivables and gains on sales of MasterCard Incorporated shares. Despite our focus on high credit quality customers, we had higher delinquency and net principal charge-off rates in the three and six months ended June 30, 2008 as compared to the same periods of 2007 due primarily to deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio, and as a result, we had higher provisions for credit losses and lower securitization income. Based on the current economic environment, we expect these negative trends to continue to affect our provision for credit losses, securitization income and results of operations in future periods. Additionally, further deterioration in the U.S. economy could worsen these trends. The average yields earned on business credit card receivables increased due to our pricing and marketing strategies, the expiration of introductory pricing periods on many accounts originated in prior periods, and the lower level of new account originations. The average floating interest rates earned by securitization noteholders have decreased due to decreases in short-term market interest rates. Operating expenses have increased for the three and six months ended June 30, 2008 as compared to the same periods of 2007 as we have implemented initiatives to manage risk exposures in the current economic environment and to enhance our competitive position in the small business market when the economy improves.
Pretax income for the six months ended June 30, 2008 includes a $13.4 million gain on the redemption of Visa Inc. shares and the benefit of a $5.5 million decrease in Visa indemnification reserves. See “Contingencies” section of Management’s

Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
There was no gain or loss on discontinuance of our mortgage or leasing businesses for the three or six months ended June 30, 2008. For the three and six months ended June 30, 2007, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $1.0 million, or $0.02 per combined diluted common share. See “Discontinued Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under SFAS No. 128, Earnings Per Share, and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for our Class A and Class B Common Stock according to dividends declared and participation rights in undistributed earnings. The nonvested shares of Class B Common Stock issued under our stock-based incentive plan are participating securities with nonforfeitable rights to dividends. FSP No. EITF 03-6-1 is effective for Advanta on January 1, 2009 and management is currently evaluating the impact that the adoption will have on our reported earnings per share. The adoption is not expected to have an impact on our financial position or net income.
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

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Average owned receivables	$1,164,748	$1,248,235	$1,081,939	$1,266,466
Average securitized receivables	$5,063,349	$4,581,666	$5,206,692	$4,368,446
Customer transaction volume	$3,471,711	$3,692,780	$6,909,824	$7,081,845
New account originations	26,269	102,937	93,363	199,718
Average number of active accounts(1)	939,700	894,610	947,042	871,781
Ending number of accounts at June 30	1,305,288	1,255,557	1,305,288	1,255,557

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three and six months ended June 30.
In response to the current economic conditions, we reduced mail volume in direct mail account acquisition campaigns in 2008 and as a result had fewer new account originations for the three and six months ended June 30, 2008 as compared to the same periods of 2007. Based on our currently planned marketing strategies and in continued response to current economic conditions, we expect to originate substantially fewer new accounts in 2008 as compared to 2007.
The components of pretax income for Advanta Business Cards are as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Net interest income on owned interest-earning assets	$25,399	$25,506	$43,217	$52,749
Noninterest revenues	93,983	90,737	190,184	175,063
Provision for credit losses	(30,295)	(11,806)	(58,677)	(21,889)
Operating expenses	(81,613)	(68,613)	(156,467)	(135,288)

Pretax income	$7,474	$35,824	$18,257	$70,635

Net interest income on owned interest-earning assets decreased $107 thousand for the three months ended June 30, 2008 as compared to the same period of 2007 and decreased $9.5 million for the six months ended June 30, 2008 as compared to the same period of 2007. The decreases were due primarily to decreases in average owned receivables and increases in interest expense, partially offset by increases in the average yields earned on receivables. Average owned business credit card receivables decreased $83 million for the three months ended June 30, 2008 and decreased $185 million for the six months ended June 30, 2008, both as compared to the same periods of 2007. The average yields earned on business credit card receivables increased due to our pricing and marketing strategies, the expiration of introductory pricing periods on many accounts originated in prior periods, and the lower level of new account originations. We have increased our liquidity in response to continued turmoil in the capital markets. Interest expense allocated to the Advanta Business Card segment increased for the three and six months ended

June 30, 2008 as compared to the same periods of 2007 due to the costs of additional liquidity. In addition, net interest income in 2007 includes the benefit of deposit insurance credit sale gains of $940 thousand in the three months ended June 30, 2007 and $1.9 million in the six months ended June 30, 2007. For segment reporting purposes, these gains are included in the allocation of interest expense to Advanta Business Cards.
Noninterest revenues include securitization income, servicing revenues, interchange income and other revenues, and are reduced by rewards costs. Noninterest revenues increased $3.2 million for the three months ended June 30, 2008 as compared to the same period of 2007 and increased $15.1 million for the six months ended June 30, 2008 as compared to the same period of 2007. These increases were due primarily to investment gains on sales of MasterCard Incorporated shares of $14.2 million for the three months ended June 30, 2008 and $18.8 million for the six months ended June 30, 2008, higher merchandise sales transaction volume that resulted in higher interchange income, and increased volume of securitized receivables that resulted in higher servicing fees. These increases were partially offset by lower securitization income and higher rewards costs. Securitization income decreased for the three and six months ended June 30, 2008 as compared to the same periods of 2007 due primarily to increases in net principal charge-off and delinquency rates on securitized receivables and increases in discount rates resulting from the credit market environment, partially offset by increases in the average yields on securitized receivables, decreases in the average floating interest rates earned by noteholders due to decreases in short-term market interest rates, and growth in average securitized receivables.
The increases in provision for credit losses for the three months and six months ended June 30, 2008 as compared to the same periods of 2007 were due primarily to increases in delinquency and net principal charge-off rate trends, partially offset by a decrease in average owned business credit card receivables. The increases in delinquency and net principal charge-off rates are the result of deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.
Operating expenses for the three and six months ended June 30, 2008 increased as compared to the same periods of 2007 due primarily to expenses associated with our initiatives to manage risk exposures in the current economic environment and to enhance our competitive position in the small business market when the economy improves. These activities included marketing, profitability and receivable collection initiatives. In the first quarter of 2008, we decided to move forward with offshoring certain business processes, which we expect will result in significant operating expense savings related to those business processes by the latter part of 2009. We expect costs from current and planned marketing, profitability and collection initiatives, in combination with costs associated with the implementation of offshoring and other outsourcing activities, including severance and related costs associated with a reduction in workforce, to result in higher operating expenses in the third and fourth quarters of 2008 as compared to the second quarter of 2008 and the comparable periods of 2007.

INTEREST INCOME AND EXPENSE

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Interest income	$55,269	$47,558	$101,316	$95,913
Interest expense	30,037	23,633	58,181	46,195

Total interest income increased $7.7 million for the three months ended June 30, 2008 as compared to the same period of 2007 and $5.4 million for the six months ended June 30, 2008 as compared to the same period of 2007. The increases in total interest income were due primarily to increases in the average yield earned on our business credit card receivables, higher average balances of investments and increases in yields earned on retained interests in securitizations due to the credit market environment, partially offset by decreases in average business credit card receivables and average yields earned on our investments. The average yields earned on business credit card receivables increased due to our pricing and marketing strategies, the expiration of introductory pricing periods on many accounts originated in prior periods, and the lower level of new account originations. We expect the average yield earned on business credit card receivables to continue to increase in 2008 based on these same factors. The decreases in the average yields earned on our investments were due to the interest rate environment.
Total interest expense increased $6.4 million for the three months ended June 30, 2008 as compared to the same period of 2007 and increased $12.0 million for the six months ended June 30, 2008 as compared to the same period of 2007. The increases in total interest expense were due primarily to increases in our average deposits outstanding, partially offset by decreases in the average cost of funds on deposits resulting from the interest rate environment. Average deposits increased $692 million for the three months ended June 30, 2008 and $560 million for the six months ended June 30, 2008 as compared to the same periods of 2007.
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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$1,164,748	$37,662	13.01%	$1,248,235	$33,976	10.92%
Other receivables	7,739	88	4.55	7,567	94	5.02

Total receivables	1,172,487	37,750	12.95	1,255,802	34,070	10.88
Investments(2)	1,361,904	7,956	2.31	665,063	8,812	5.25
Retained interests in securitizations	217,629	9,565	17.58	228,231	4,679	8.20

Total interest-earning assets(3)	2,752,020	$55,271	8.05%	2,149,096	$47,561	8.85%
Noninterest-earning assets	463,773			302,064

Total assets	$3,215,793			$2,451,160

Interest-bearing liabilities:
Deposits	$2,058,064	$23,600	4.61%	$1,365,927	$17,361	5.10%
Debt	220,235	3,482	6.36	225,831	3,953	7.02
Subordinated debt payable to preferred securities trust	103,093	2,317	8.99	103,093	2,317	8.99
Other borrowings	26,543	638	9.51	110	2	5.27

Total interest-bearing liabilities	2,407,935	$30,037	5.01%	1,694,961	$23,633	5.59%
Noninterest-bearing liabilities	208,683			166,296

Total liabilities	2,616,618			1,861,257

Stockholders’ equity	599,175			589,903

Total liabilities and stockholders’ equity	$3,215,793			$2,451,160

Net interest spread			3.04%			3.26%
Net interest margin			3.69%			4.47%

(1)	Interest income includes late fees for owned business credit card receivables of $2.1 million for the three months ended June 30, 2008 and $2.3 million for the same period of 2007.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

	Six Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$1,081,939	$66,693	12.40%	$1,266,466	$69,419	11.05%
Other receivables	7,535	187	4.98	7,619	218	5.78

Total receivables	1,089,474	66,880	12.34	1,274,085	69,637	11.02
Investments(2)	1,283,034	17,890	2.76	630,508	16,494	5.21
Retained interests in securitizations	219,315	16,550	15.09	229,517	9,785	8.53

Total interest-earning assets(3)	2,591,823	$101,320	7.83%	2,134,110	$95,916	9.04%
Noninterest-earning assets	483,092			301,634

Total assets	$3,074,915			$2,435,744

Interest-bearing liabilities:
Deposits	$1,914,739	$45,519	4.78%	$1,355,056	$33,898	5.04%
Debt	217,955	6,923	6.39	226,661	7,660	6.81
Subordinated debt payable to preferred securities trust	103,093	4,634	8.99	103,093	4,634	8.99
Other borrowings	25,881	1,105	8.45	111	3	5.27

Total interest-bearing liabilities	2,261,668	$58,181	5.17%	1,684,921	$46,195	5.52%
Noninterest-bearing liabilities	218,033			169,151

Total liabilities	2,479,701			1,854,072

Stockholders’ equity	595,214			581,672

Total liabilities and stockholders’ equity	$3,074,915			$2,435,744

Net interest spread			2.66%			3.52%
Net interest margin			3.35%			4.70%

(1)	Interest income includes late fees for owned business credit card receivables of $3.9 million for the six months ended June 30, 2008 and $4.8 million for the same period of 2007.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Provision for credit losses	$30,327	$11,806	$58,709	$21,889
Provision for interest and fee losses	6,057	2,581	10,418	5,027

Provision for credit losses on a consolidated basis increased $18.5 million for the three months ended June 30, 2008 as compared to the same period of 2007, and increased $36.8 million for the six months ended June 30, 2008 as compared to the same period of 2007. The provision for interest and fee losses increased $3.5 million for the three months ended June 30, 2008 as compared to the same period of 2007, and increased $5.4 million for the six months ended June 30, 2008 as compared to the same period of 2007. The increases in the provisions for both periods were due primarily to increases in delinquency and net principal charge-off rate trends, partially offset by a decrease in average owned business credit card receivables of $83 million for the three months ended June 30, 2008 and $185 million for the six months ended June 30, 2008 as compared to the same periods of 2007. The deterioration in credit performance is broad-based across industries, geographic regions and origination vintages in our receivable portfolio. The increasing delinquency and charge-off rates reflect deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio. While we remain focused on initiatives to reduce credit losses to the extent possible in the current economic environment, additional deterioration in the U.S. economy could cause these trends to worsen.
The allowance for receivable losses on business credit card receivables was $84.6 million as of June 30, 2008, or 9.94% of owned receivables, which was higher as a percentage of owned receivables than the allowance of $67.4 million, or 6.53% of owned receivables, as of December 31, 2007. The increase in the allowance for receivable losses reflects an increase in the estimate of losses inherent in the portfolio based on increases in delinquent receivables as of June 30, 2008, recent trends in net principal charge-off rates, the economic environment and the current composition of the portfolio.

The following table provides credit quality data as of and for the periods indicated for our owned business credit card receivable portfolio, including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs.

	June 30,	December 31,	June 30,
($ in thousands)	2008	2007	2007

Business Credit Cards — Owned
Allowance for receivable losses	$84,611	$67,368	$52,525
Receivables 30 days or more delinquent	49,894	42,424	27,115
Receivables 90 days or more delinquent	25,001	19,204	13,466
Nonaccrual receivables	10,670	10,104	9,155
Accruing receivables past due 90 days or more	22,684	17,213	12,249
As a percentage of receivables:
Allowance for receivable losses	9.94%	6.53%	4.64%
Receivables 30 days or more delinquent	5.86	4.11	2.39
Receivables 90 days or more delinquent	2.94	1.86	1.19
Nonaccrual receivables	1.25	0.98	0.81
Accruing receivables past due 90 days or more	2.67	1.67	1.08
Net principal charge-offs for the year-to-date period ended June 30 and December 31	$42,125	$41,589	$19,339
Net principal charge-offs for the three months ended June 30 and December 31	25,819	11,542	9,556
As a percentage of average receivables (annualized):
Net principal charge-offs for the year-to-date period ended June 30 and December 31	7.79%	3.39%	3.05%
Net principal charge-offs for the three months ended June 30 and December 31	8.87	3.96	3.06

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
Securitization income decreased $18.2 million to $4.6 million for the three months ended June 30, 2008 as compared to the same period of 2007 and decreased $24.7 million to $21.6 million for the six months ended June 30, 2008 as compared to the same period of 2007. The decreases in securitization income for both periods were due primarily to increases in net principal charge-off and delinquency rates on securitized receivables and increases in discount rates resulting from the credit market environment, partially offset by increases in the average yields on securitized receivables, decreases in the average floating interest rates earned by noteholders due to decreases in short-term market interest rates, and growth in average securitized receivables. The trends in net principal charge-off and delinquency rates on securitized receivables are similar to those on owned receivables described in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The trends and future expectations for yields on securitized receivables are similar to those described in the “Interest Income and Expense” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Securitization income includes a favorable valuation adjustment to retained interests in securitizations of $4.0 million for the six months ended June 30, 2008. The favorable valuation adjustment was due primarily to an increase in estimated cash flows from higher yields and lower interest rates earned by noteholders, partially offset by an increase in estimated future credit losses on securitized receivables and an increase in discount rates resulting from the credit market environment, each as compared to estimates as of December 31, 2007.
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

The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

Managed Financial Measures and Statistics
	Advanta				Advanta
	Business	GAAP	Securitization		Business Cards	Managed
($ in thousands)	Cards GAAP	Ratio(1)	Adjustments		Managed	Ratio(1)

Three months ended June 30, 2008
Net interest income	$25,399	7.35%	$120,008		$145,407	9.34%
Provision for credit losses	30,295	8.77	104,638	(2)	134,933	8.67
Noninterest revenues	93,983	27.19	(15,370)		78,613	5.05
Average business credit card interest-earning assets	1,382,377		4,845,720		6,228,097
Three months ended June 30, 2007
Net interest income	$25,506	6.91%	$74,990		$100,496	6.90%
Provision for credit losses	11,806	3.20	41,115	(2)	52,921	3.63
Noninterest revenues	90,737	24.58	(33,875)		56,862	3.90
Average business credit card interest-earning assets	1,476,466		4,353,435		5,829,901
Six months ended June 30, 2008
Net interest income	$43,217	6.64%	$229,856		$273,073	8.68%
Provision for credit losses	58,677	9.02	186,391	(2)	245,068	7.79
Noninterest revenues	190,184	29.23	(43,465)		146,719	4.67
Average business credit card interest-earning assets	1,301,254		4,987,377		6,288,631
Six months ended June 30, 2007
Net interest income	$52,749	7.05%	$143,195		$195,944	6.95%
Provision for credit losses	21,889	2.93	76,197	(2)	98,086	3.48
Noninterest revenues	175,063	23.40	(66,998)		108,065	3.84
Average business credit card interest-earning assets	1,495,983		4,138,929		5,634,912

As of June 30, 2008
Ending business credit card receivables	$850,925		$5,225,773		$6,076,698
Receivables 30 days or more delinquent	49,894	5.86%	294,432		344,326	5.67%
Receivables 90 days or more delinquent	25,001	2.94	145,715		170,716	2.81
As of December 31, 2007
Ending business credit card receivables	$1,031,607		$5,315,421		$6,347,028
Receivables 30 days or more delinquent	42,424	4.11%	229,808		272,232	4.29%
Receivables 90 days or more delinquent	19,204	1.86	105,577		124,781	1.97
As of June 30, 2007
Ending business credit card receivables	$1,133,198		$4,856,001		$5,989,199
Receivables 30 days or more delinquent	27,115	2.39%	136,468		163,583	2.73%
Receivables 90 days or more delinquent	13,466	1.19	68,424		81,890	1.37

(1)	Ratios are as a percentage of average business credit card interest-earning assets except delinquency ratios which are as a percentage of ending business credit card receivables.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs. In addition, a favorable valuation adjustment to retained interests in securitizations of $4.0 million in the six months ended June 30, 2008 is included as a decrease to provision for credit losses.

SERVICING REVENUES
Servicing revenues were as follows:

($ in thousands)	2008	2007

Three months ended June 30	$24,365	$22,541
Six months ended June 30	50,457	42,917

The increases in servicing revenues for the three and six months ended June 30, 2008 as compared to the same periods of 2007 were due to increased volume of securitized business credit card receivables.
OTHER REVENUES

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Interchange income	$70,627	$62,130	$136,275	$117,364
Cash back rewards	(16,082)	(15,346)	(30,665)	(28,746)
Business rewards	(6,944)	(6,007)	(13,526)	(11,939)
Investment securities gains, net	14,315	1,355	32,328	2,345
Balance transfer and cash usage fees	1,858	3,182	4,864	6,144
Other business credit card fees	1,196	1,127	2,105	2,352
Other, net	380	1,555	537	2,957

Total other revenues, net	$65,350	$47,996	$131,918	$90,477

Interchange income includes interchange fees on both owned and securitized business credit cards. The increase in interchange income for the three and six months ended June 30, 2008 as compared to the same periods of 2007 was due to higher merchandise sales transaction volume and an increase in the average interchange rate resulting from an increase in certain interchange rates established by MasterCard Incorporated in October 2007. The average interchange rate was 2.3% for the three and six months ended June 30, 2008 as compared to 2.2% for the same periods of 2007.
The increases in cash back rewards and business rewards for the three and six months ended June 30, 2008 as compared to the same periods of 2007 were due primarily to higher merchandise sales transaction volume, partially offset by lower average program costs. Business rewards costs in both periods were also impacted by changes in estimates of costs of future business reward redemptions based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. Changes in estimates increased other revenues $400 thousand for the three months ended June 30, 2008 as compared to $1.1 million for the three months ended June 30, 2007. Changes in estimates increased other revenues $700 thousand for the six months ended June 30, 2008 as compared to $1.5 million for the six months ended June 30, 2007.
Investment securities gains for the three months ended June 30, 2008 include a $14.2 million realized gain on the sale of MasterCard Incorporated shares. Investment securities gains for the six months ended June 30, 2008 include $18.8 million of realized gains on sales of MasterCard Incorporated shares and a $13.4 million realized gain on the redemption of Visa Inc. shares. As of June 30, 2008, we own 27 thousand MasterCard Incorporated Class B common shares and 497 thousand Visa Inc. Class B common shares, all of which have zero cost basis and no book value. Investment securities gains, net, also include realized and unrealized gains and losses on venture capital investments, when applicable, reflecting the market conditions for those investments in each respective period. There were no gains or losses on venture capital investments for the three or six months ended June 30, 2008. We had a net gain of $818 thousand on venture capital investments for the three months ended June 30, 2007 and a net gain of $1.3 million on venture capital investments for the six months ended June 30, 2007.
The decreases in balance transfer and cash usage fees for the three and six months ended June 30, 2008 as compared to the same periods of 2007 were due primarily to decreases in balance transfer volume and a lower number of cash transactions, as well as lower averages of owned receivables. The decreases in balance transfer and cash transaction volume resulted from our initiatives to manage risk exposure including fewer new account originations, lower credit lines assigned at origination and lower promotional activities. These impacts were partially offset by an increase in the fees charged for balance transfers and cash usage in the three and six months ended June 30, 2008 as compared to the same periods of 2007.
In 2007, our bank subsidiaries sold Federal Deposit Insurance Corporation deposit insurance assessment credits to third-party banks. Other revenues included gains of $940 thousand in the three months ended June 30, 2007 and $1.9 million in the six months ended June 30, 2007 related to these sales.
OPERATING EXPENSES

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Salaries and employee benefits	$31,118	$26,246	$59,646	$52,344
Amortization of deferred origination costs, net	9,247	12,852	20,191	25,719
External processing	9,220	7,007	17,465	13,707
Marketing	8,165	4,075	13,401	7,310
Professional fees	6,058	2,978	11,649	6,883
Equipment	3,729	2,730	6,961	5,325
Credit	3,425	1,157	5,452	2,447
Occupancy	2,578	2,343	5,049	4,645
Fraud	1,525	2,217	3,557	3,685
Postage	1,522	1,531	3,129	2,925
Visa indemnification	0	0	(5,501)	0
Other	5,165	5,641	10,241	10,589

Total operating expenses	$81,752	$68,777	$151,240	$135,579

Salaries and employee benefits increased for the three and six months ended June 30, 2008 as compared to the same periods of 2007 due primarily to higher stock-based compensation expense and personnel hires related to marketing, profitability and receivable collection initiatives. Stock-based compensation expense increased for the three and six months ended June 30, 2008 as compared to the same periods of 2007 due primarily to nonvested shares granted in the second quarter of 2008 in connection with a new special restricted stock bonus program that was created as an additional retention tool to promote stability in our senior management team given the challenging economic climate, the changing credit dynamics and the decline in our stock price.
In July 2008, we commenced a reduction of workforce in connection with initiatives to outsource business processes within the areas of information technology, customer service, collections, and accounting and finance. We expect to incur expenses of approximately $6.0 million to $6.5 million related to severance and related costs as the affected employees are notified. The reduction of workforce will be phased in over time and is expected to be substantially complete by April 2009. In connection with the outsourcing initiatives, we expect to significantly reduce the operating costs related to these business processes by the latter part of 2009.

Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. Amortization of deferred origination costs, net, decreased for the three and six months ended June 30, 2008 as compared to the same periods of 2007 due primarily to decreases in the number of new account originations. In contrast, marketing expenses not paid to third parties to acquire business credit card accounts increased for the three and six months ended June 30, 2008 as compared to the same periods of 2007 due primarily to costs incurred related to initiatives to enhance our competitive position and to test new product offerings in the small business market.
External processing expense increased for the three and six months ended June 30, 2008 as compared to the same periods of 2007 due primarily to lower incentives earned related to lower receivable and account growth rates. The increase in external processing expense also reflects additional offshore processing costs.
Professional fees increased for the three and six months ended June 30, 2008 as compared to the same periods of 2007 due primarily to the use of external consultants in connection with profitability, marketing and receivable collection initiatives.
Equipment expense increased for the three and six months ended June 30, 2008 as compared to the same periods of 2007 due primarily to license fees, maintenance costs and amortization of software used in connection with marketing and profitability initiatives.
Credit expense increased for the three and six months ended June 30, 2008 as compared to the same periods of 2007 due to the increased use of third parties as part of our receivable collection initiatives.
In the six months ended June 30, 2008, we released a net amount of $5.5 million from our Visa indemnification reserve as a result of litigation escrow amounts funded by Visa in connection with their initial public offering.
CONTINGENCIES
Advanta Corp. is a member of Visa USA and owns shares of Visa Inc. Class B common stock. Our membership in Visa USA and our ownership interest in Visa are related primarily to our former consumer credit card business, which we exited in 1998. Visa completed its initial public offering in March 2008 and set aside $3 billion of the proceeds in a litigation escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters between Visa and third parties. Advanta Corp. and its subsidiaries are not named as defendants in the specified litigation matters. However, to the extent Visa’s litigation escrow is not sufficient to satisfy the specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. In 2007, we recorded a $12.0 million reserve associated with our contingent obligation to Visa USA related to the specified litigation matters between Visa and third parties. In March 2008, we increased the reserve by $577 thousand based on increases in litigation reserves disclosed by Visa. Also in March 2008, we reduced the liability by $6.1 million for our proportionate share of the amounts funded by Visa in the litigation escrow. The $5.5 million net reduction in indemnification reserves is classified as a benefit to operating expenses in the six months ended June 30, 2008.

In addition to the matters discussed above, Advanta Corp. and its subsidiaries are now and in the future may become subject to class action lawsuits and other litigation as well as legal, regulatory, administrative and other claims, investigations or proceedings arising in the ordinary course of business or discontinued operations. Management believes that the aggregate loss, if any, resulting from existing litigation and legal, regulatory, administrative and other claims, investigations or proceedings, will not have a material adverse effect on our financial position or results of operations based on our current expectations regarding the ultimate resolutions of existing matters after consultation with our attorneys. However, due to the inherent uncertainty in litigation and other claims, investigations and proceedings, and since the ultimate resolutions of these matters are influenced by factors outside of our control, it is reasonably possible that actual results will differ from our estimates.
INCOME TAXES
Income tax expense attributable to continuing operations was as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Income tax expense	$3,461	$13,933	$14,789	$27,761
Effective tax rate	46.3%	38.0%	39.8%	38.6%

Our effective tax rate for the six months ended June 30, 2008 was higher than the rate for the same period of 2007 due to lower estimated full year pretax income without a corresponding decrease in levels of nondeductible expenses, partially offset by favorable settlements and changes in judgment associated with prior period uncertain tax positions. The full year 2008 effective tax rate excluding the impact of those changes is 43.3%. Income tax expense for the three months ended June 30, 2008 was impacted by an increase in our estimated effective tax rate for the full year 2008 as compared to our estimate at March 31, 2008.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer credit card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of June 30, 2008, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
DISCONTINUED OPERATIONS
There was no gain or loss on discontinuance of our mortgage or leasing businesses for the three or six months ended June 30, 2008. For the three and six months ended June 30, 2007, we recorded an $800 thousand pretax gain on discontinuance of our mortgage business representing a favorable change in estimate in an experience refund related to a former mortgage insurance product, partially offset by an increase in estimates of legal expenses on mortgage business-related contingent liabilities. We recorded a pretax gain on discontinuance of our leasing business of $865 thousand for the three and six months ended June 30, 2007 representing changes in estimated leasing operating results of the leasing segment over the wind down period. The largest components of the change in estimate in 2007 were favorable results relating to insurance reimbursements, sales tax assessments, credit recoveries and operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS
We have traditionally used off-balance sheet business credit card securitizations for a significant portion of our funding and as one of our primary sources of liquidity. Our credit risk in the off-balance sheet securitized receivables is limited to the amount of our retained interests in securitizations. We had off-balance sheet securitized receivables of $4.8 billion at June 30, 2008 and $5.2 billion at December 31, 2007. We hold certain securitized receivables on-balance sheet in the form of subordinated trust assets and Class A notes. Subordinated trust assets represent our ownership interest in the securitized receivables that is subordinated to the other noteholders’ interests. Subordinated trust assets are a component of retained interests in securitizations and are classified as accounts receivable from securitizations on the consolidated balance sheets. Class A notes issued in our 2008 securitizations were purchased by one of our bank subsidiaries and are classified as investments available for sale on the consolidated balance sheet.
The following table summarizes securitization data including income and cash flows:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30,		June 30,
	2008	2007	2008	2007

Average securitized receivables	$5,063,349	$4,581,666	$5,206,692	$4,368,446
Securitization income	4,608	22,766	21,605	46,277
Discount accretion	9,565	4,679	16,550	9,785
Interchange income	57,799	49,207	113,244	91,621
Servicing revenues	24,365	22,541	50,457	42,917
Proceeds from new securitizations(1)	193,325	398,682	318,025	756,340
Proceeds from collections reinvested in revolving-period securitizations	2,581,177	2,681,748	5,133,254	5,065,732
Cash flows received on retained interests(2)	112,651	79,731	192,586	164,487

(1)	Amounts reported for the three and six months ended June 30, 2008 exclude $250 million related to notes issued in our AdvantaSeries 2008-A1 and AdvantaSeries 2008-A3 securitizations that were purchased by one of our bank subsidiaries and are classified as investments available for sale on the consolidated balance sheet.

(2)	Amounts reported for the three and six months ended June 30, 2008 exclude $389 thousand of interest on AdvantaSeries 2008-A1 and AdvantaSeries 2008-A3 notes that is classified as interest income on the consolidated income statement.
See “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of income related to securitizations. See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007.
In the six months ended June 30, 2008, we completed the following business credit card securitizations.

	Noteholder
	Principal	Coupon	Scheduled End of
($ in thousands)	Balance	Type	Revolving Period

AdvantaSeries:
2008-A1	$125,000	Floating	January 31, 2009
2008-A2	122,000	Fixed	January 31, 2009
2008-A3	150,000	Floating	May 31, 2009

At June 30, 2008, off-balance sheet securitized receivables represented 61% of our funding as compared to 67% at December 31, 2007. Based on market conditions for asset-backed securities and as part of our liquidity management and funding diversification strategies, we chose to have one of our bank subsidiaries purchase Class A notes issued in our securitizations in the three months ended June 30, 2008 including $100 million of the AdvantaSeries 2008-A1 notes and $150 million of the AdvantaSeries 2008-A3 notes. Since these notes are held on-balance sheet, they did not provide funding and they are not a component of off-balance sheet securitized receivables. We also chose to use deposit funding instead of securitizations for certain funding needs in the six months ended June 30, 2008. The combination of these strategies resulted in a decrease in the percentage of our funding from off-balance sheet securitized receivables as of June 30, 2008 as compared to December 31, 2007. The $250 million of AdvantaSeries Class A notes could be used as collateral for potential future borrowings from the Federal Reserve Discount Window. These notes are classified as investments available for sale on the consolidated balance sheet.
The following securitizations had noteholder principal payment dates in the six months ended June 30, 2008:

	Noteholder	End of Revolving	Noteholder
($ in thousands)	Principal Balance	Period	Payment Date

Series 2001-A	$300,000	January 2008	April 2008
AdvantaSeries:
2005-A4	150,000	December 2007	February 2008
2005-A1	250,000	March 2008	May 2008
2005-D1	20,000	April 2008	June 2008

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
The following securitizations are expected to end their revolving periods in 2008:

	Noteholder	Expected End of	Expected Noteholder
($ in thousands)	Principal Balance	Revolving Period	Payment Date

AdvantaSeries:
2005-C1	$100,000	July 2008	September 2008
2005-A3	250,000	September 2008	November 2008
2006-A2	250,000	December 2008	February 2009

We expect to assess our funding needs and replace the funding of the accumulating securitizations, if necessary, with our choice of existing liquidity, additional deposit funding or additional securitizations. If we choose not to securitize, we may have a decline in our level of cash and liquid investments; however, we would expect to continue to have a strong liquidity position. If we choose to securitize, the AdvantaSeries de-linked securitization structure provides us with the flexibility to issue different classes of asset-backed securities with varying maturities, sizes, and terms based on our funding needs and prevailing market conditions. Based on current unfavorable market conditions, we expect that any notes issued in connection with new securitizations would have interest rate spreads to index rates less favorable to us than our existing securitizations.

Our Series 1997-A securitization represents a $200 million committed commercial paper conduit facility available through June 2009 that provides off-balance sheet funding and was fully utilized at June 30, 2008. Our Series 2007-A securitization represents a $150 million committed commercial paper conduit facility available through January 2009 that provides off-balance sheet funding, of which $142.7 million was used at June 30, 2008. Upon expiration of these facilities, management expects to obtain the appropriate level of replacement funding under similar terms and conditions.
Recently the FASB has been considering substantial revisions to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, that, if adopted, could result in certain off-balance sheet securitized receivables being consolidated on our balance sheets. It is not clear, however, whether amendments ultimately will be adopted by the FASB, what form they will take and how they will be implemented if adopted, how regulatory authorities will respond, or how our financial position or results of operations may be affected. The FASB plans to issue a proposed exposure draft in the third quarter of 2008. Management is monitoring this FASB project and will evaluate any potential impact of the final statement when it is available.
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

	June 30,	December 31,
	2008	2007

Estimated percentage increase (decrease) in net interest income on owned assets:
Assuming 200 basis point increase	24%	20%
Assuming 200 basis point decrease	(20)%	(16)%

Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase	(8)%	(11)%
Assuming 200 basis point decrease	12%	15%

Estimated percentage increase (decrease) in net interest income on managed assets:
Assuming 200 basis point increase	(3)%	(7)%
Assuming 200 basis point decrease	7%	11%

Our managed net interest income decreases in a rising rate scenario due to the variable rate funding of the majority of our off-balance sheet securitized receivables and the portion of the business credit card portfolio that is effectively at a fixed rate because of the nature of the pricing of the accounts or because the customer pays their balance in full each month. Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario. Changes in the composition of our balance sheet, the interest rate environment, business credit card pricing terms and securitization funding strategies have also impacted the results of the net interest income sensitivity analyses as of June 30, 2008 as compared to the results as of December 31, 2007. Based on receivable pricing strategies we plan to implement in the third and fourth quarters of 2008, we expect the results of similar sensitivity analyses in those quarters will indicate increases in net interest income for both managed and owned assets in scenarios that assume a 200 basis point increase in interest rates.
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
LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION
At June 30, 2008, we had a high level of liquidity including $87.2 million of cash and $1.1 billion of federal funds sold. At June 30, 2008, we also had receivables held for sale and investments available for sale that could be sold to generate additional liquidity.
At June 30, 2008, we had $100 million of subordinated trust assets held at non-bank subsidiaries that were rated BB by Standard & Poor’s and Ba2 by Moody’s Investor Service that could be sold or borrowed against to generate additional liquidity. In July 2007, we established a master repurchase agreement using these subordinated trust assets as collateral to facilitate future borrowings. There were no borrowings in connection with this agreement as of June 30, 2008.
Investments available for sale at fair value totaled $689.6 million at June 30, 2008 and $223.5 million at December 31, 2007. The investment portfolio includes mortgage and home equity line of credit-backed securities with an amortized cost of $34.7 million and gross unrealized losses of $6.0 million at June 30, 2008 as compared to amortized cost of $40.2 million and gross unrealized losses of $2.9 million at December 31, 2007. Our investments in mortgage and home equity line of credit-backed securities represent a small portion of our overall liquidity position described above. The fair values of our investments in mortgage and home equity line of credit-backed securities declined in the second half of 2007 and again in 2008 due to the difficulties in the subprime mortgage industry that created turmoil in the capital markets. The declines in the fair values were not deemed to be other than temporary impairments at June 30, 2008 based upon the length of time and the extent to which the fair value has been less than cost, the underlying credit rating of the securities, anticipated volatility in the market, and our intent and ability to retain the investments for a period of time sufficient to allow for recovery in fair value, which may be maturity.

As shown on the consolidated statements of cash flows, our operating activities used $3.6 million of cash in the six months ended June 30, 2008 due primarily to the increase in receivables held for sale in excess of proceeds from receivables sold in the period, cash used to fund growth in accounts receivable in securitizations related to securitizations in accumulation periods, operating expenses, interest expense and costs of rewards programs. These cash outflows were partially offset by excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables. For the six months ended June 30, 2007, our operating activities generated $228.5 million of cash due primarily to the proceeds from receivables sold in excess of the increase in receivables held for sale, excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables, partially offset by operating expenses, interest expense and costs of rewards programs. We expect to fund continuing operations with some combination of existing liquidity, deposits, other borrowings or off-balance sheet securitized receivables, and sources of operating cash flow, including excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables and investments.
Our access to unsecured, institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. However, we do have access to a diversity of funding sources. Our components of funding were as follows:

	June 30, 2008		December 31, 2007
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$4,820,022	61%	$5,173,404	67%
Deposits	2,098,689	27	1,651,737	21
Debt	226,427	3	220,848	3
Other borrowings	25,000	0	25,000	0
Subordinated debt payable to preferred securities trust	103,093	1	103,093	1
Equity	595,804	8	585,781	8

Total	$7,869,035	100%	$7,759,863	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations that are held on-balance sheet.
As shown above in the components of funding table, we have used off-balance sheet securitizations for a significant portion of our funding and as one of our primary sources of liquidity. See “Off-Balance Sheet Arrangements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of securitizations and their impact on our liquidity, capital resources and financial condition.
In the six months ended June 30, 2008, we chose to use deposit funding instead of off-balance sheet securitized receivables for certain funding needs due to unfavorable market conditions for asset-backed securities. In addition, we increased our level of deposit funding to generate additional liquidity in response to continued turmoil in the capital markets and to fund higher levels of on-balance sheet assets resulting from securitizations in their accumulation periods in the first and second quarters of 2008. This additional liquidity was held in federal funds sold and investments available for sale at June 30, 2008.
There were $119.4 million of owned business credit card receivables at a nonbank subsidiary at June 30, 2008. We have a $75 million secured borrowing agreement committed through April 2009 that uses these business credit card receivables as collateral. At June 30, 2008, $25 million was borrowed in connection with this agreement.
Our bank subsidiaries are eligible to borrow from the Federal Reserve’s Discount Window. Such borrowings would have a term of up to 90 days and would be secured by receivables or investments. We may choose to use Discount Window borrowings at Advanta Bank Corp. as an alternative short-term funding source in future periods.
Advanta Corp. and its subsidiaries are now and in the future may become subject to class action lawsuits and other litigation as well as legal, regulatory, administrative and other claims, investigations or proceedings arising in the ordinary course of business or discontinued operations. Management believes that the aggregate loss, if any, resulting from existing litigation and legal, regulatory, administrative and other claims, investigations or proceedings, will not have a material adverse effect on our liquidity or capital resources based on our current expectations regarding the ultimate resolutions of existing matters after consultation with our attorneys. However, due to the inherent uncertainty in litigation and other proceedings, and since the ultimate resolutions of our litigation and other claims, investigations and proceedings are influenced by factors outside of our control, it is reasonably possible that the estimated cash flow related to these matters may change or that actual results will differ from our estimates.
Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and funds the majority of our business purpose credit cards. Advanta Bank Corp. paid $10 million of dividends to Advanta Corp. in the six months ended June 30, 2008. At June 30, 2008, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 23.00% as compared to 22.66% at December 31, 2007. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well capitalized under the regulatory framework for prompt corrective action. The operations of our other bank subsidiary, Advanta Bank, are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.
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
At June 30, 2008, we had $24.6 million of asset-backed securities, $228.5 million of retained interests in securitizations and $265 thousand of equity securities classified as Level 3 assets. Level 3 asset-backed securities represented 4% of investments available for sale and 3% of total assets measured at fair value as of June 30, 2008. See “Liquidity, Capital Resources and Analysis of Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of the nature of our investments in asset-backed securities and changes in their fair values. Retained interests in securitizations represented 25% of total assets measured at fair value as of June 30, 2008. Changes in the fair value of retained interests in securitization are classified as securitization income on the consolidated income statements. Due to the materiality of securitizations to our operating results, management considers securitization income to be one of our most critical accounting policies and estimates. See further discussion of securitization income accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2007. Also see “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for discussion of valuation adjustments to retained interests in securitizations for the three and six months ended June 30, 2008.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
We have included or incorporated by reference in this Quarterly Report on Form 10-Q statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements are not historical facts but instead are based on certain assumptions by management and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements may include, among others: statements about anticipated earnings per share, anticipated growth in receivables outstanding and credit card accounts; interest yields; expected cost of funds; anticipated employment growth; the expected level of new account acquisitions, customer spending and account attrition; anticipated payment rates of outstanding receivables; anticipated marketing and other operating expenses; estimated values of and anticipated cash flows from our retained interests in securitizations; industry trends; our need and ability to replace existing credit facilities and securitization financing when they expire or terminate with appropriate levels of funding; the value of investments that we hold; anticipated delinquencies and charge-offs; income tax uncertainties; realizability of net deferred tax asset; expected levels of liquidity and capital; the expected results of our offshoring, pricing, marketing and other initiatives; anticipated outcomes and effects of litigation and other claims, investigations and proceedings; and other future expectations of Advanta.

Forward-looking statements are subject to various assumptions, risks and uncertainties which change over time, and speak only as of the date they are made. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “believe,” “will likely result,” “projected,” “may,” or other similar words or phrases. We undertake no obligation to update any forward-looking information except as required by law. However, any further disclosures made on related subjects in our subsequent reports filed with the SEC, including our Reports on Forms 10-K, 10-Q and 8-K, should be consulted. We caution readers that any forward looking statement provided by us is not a guarantee of future performance and actual results may be materially different from those in the forward-looking information. In addition, future results could be materially different from historical performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
(1)	factors affecting our net interest income on owned and securitized receivables, including fluctuations in the volume of receivables and the range and timing of pricing offers to customers;

(2)	competitive pressures, including product development and pricing, among financial institutions;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic and other environmental conditions, including the impact of the disruption in the capital markets, the deterioration of the U.S. economy and potential for further deterioration and disruption, that affect the level of new account originations, customer spending, delinquencies, charge-offs, and other results of operations;

(4)	factors affecting fluctuations in the number of accounts or receivable balances, including the retention of customers after promotional pricing periods have expired, changes in terms on their accounts, or changes in programs or product offerings;

(5)	interest rate and credit spread fluctuations;

(6)	factors affecting our level of costs and expenses, including those associated with the implementation of our offshoring initiatives such as the effects of changes in severance and related costs, changes in the timing for completion of our planned workforce reduction and other difficulties associated with the implementation of our offshoring initiatives due to, among other things, disruption in our business and operational delays associated with new systems, processes and changes in personnel;

(7)	funding decisions and the potential timing of the securitizations of our receivables;

(8)	government regulation, including the effects of restrictions and limitations imposed by banking laws, regulators, and examinations and the effects of, and changes in, statutes, the level of regulatory scrutiny, regulatory requirements or regulatory policies, guidance, interpretations and initiatives, including mandatory and possible discretionary actions by federal and state regulators;

(9)	effect of, and changes in, tax laws, rates, regulations and policies;

(10)	effect of legal and regulatory developments, including changes in bankruptcy laws and regulations and the ultimate resolution of industry-related judicial proceedings relating to the legality of certain interchange rates;

(11)	relationships with customers, significant vendors and business partners;

(12)	difficulties or delays in the development, acquisition, production, testing and marketing of products and services, including the ability and cost to obtain intellectual property rights or a failure to implement new products or services when anticipated;

(13)	the amount and cost of financing available to us;

(14)	the ratings on the debt of Advanta Corp. and its subsidiaries;

(15)	the effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles;

(16)	the impact of litigation and legal, regulatory, administrative or other claims, investigations or proceedings including judgments, settlements and actual or anticipated insurance recoveries for costs or judgments;

(17)	the proper design and operation of our disclosure controls and procedures; and

(18)	the ability to attract and retain key personnel.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is incorporated herein by reference to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report under the heading “Market Risk Sensitivity.”
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
An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are now and in the future may become subject to class action lawsuits and other litigation as well as legal, regulatory, administrative and other claims, investigations or proceedings arising in the ordinary course of business or discontinued operations. See Note 9 of the Notes to Consolidated Financial Statements set forth in “Item 1. Financial Statements” in Part I of this report which is incorporated herein by reference. For a discussion of previously reported legal proceedings, see Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 1A. RISK FACTORS
Information regarding risks that may affect our future performance are discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation — CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” in Part I of this report and in our other filings with the Securities and Exchange Commission. Except for the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
Federal and state legislatures as well as government regulatory agencies are considering increased regulation of credit cards through legislative and regulatory initiatives that could impact our business, such as proposals related to enhanced credit scoring disclosure, interchange rates, defaults, billing practices, account repricing, penalty pricing, payment hierarchy, minimum monthly payments and other aspects of credit card lending, marketing and operations. There are other legislative and regulatory initiatives and proposals under discussion or consideration that could impact our business, including the manner in which we conduct and fund our business, such as changes in regulations governing unfair and deceptive acts and practices and proposals dealing with data security, notification of customers in the event of data breach, identity theft and the securitization of credit card receivables and other loans. It is possible that if any versions of these proposals were to become effective they could impact our business and, accordingly, could make compliance more difficult and expensive and could negatively affect our operating results and the manner in which we conduct our business.
Changes to statutes, regulations or regulatory policies, guidance or interpretations could adversely affect us, including by limiting the types of products and services we may offer and the amounts of finance charge rates or other fees we may charge. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the federal or state proposals will become law. For further discussion, see “Item 1. Business— Government Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Changes in accounting may affect our reported earnings and results of operations. U.S. generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, interpretations and practices for many aspects of our business are complex and involve subjective judgments, such as accounting for the allowance for receivable losses, securitization income, rewards programs and income taxes. Changes in these estimates or changes in other accounting rules and principles, or their interpretation, could significantly change our reported earnings and operating results, and could add significant volatility to those measures. For further discussion see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies and Estimates” and Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Recently the FASB has been considering substantial revisions to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN No. 46R”). We sell business credit card receivables in securitization transactions using a securitization trust that is a qualifying special purpose entity (“QSPE”) under SFAS No. 140, and therefore, the assets and liabilities of the trust are not consolidated as part of our consolidated financial statements under GAAP.
Potential changes include the elimination of the QSPE concept from GAAP, but the FASB has not formally issued proposed amendments to SFAS No. 140 or FIN No. 46R. If the QSPE concept is eliminated, our securitization structure will have to be evaluated under FIN No. 46R for potential consolidation. The FASB will issue its proposed amendments for public comment and, based upon public comments received and other considerations, may revise the amendments before issuing final guidance. Although we cannot at this time predict the content of the proposed or final amendments, we may lose sale accounting treatment for previous and future securitization transactions and we may be required to consolidate the assets and liabilities of the trust, which would materially affect our consolidated balance sheets.
It is not clear, however, whether amendments ultimately will be adopted by the FASB, what form they will take and how they will be implemented if adopted, how regulatory authorities will respond, or how our financial position or results of operations may be affected. There can be no assurance that amendments could not result in additional capital requirements for Advanta Bank Corp. For the reasons discussed above, if future guidance from FASB impacts the accounting treatment of our securitizations, it could materially adversely affect our financial condition, reserve requirements, capital requirements, liquidity, cost of funds and operations.
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
These arrangements with third parties expose us to a number of risks, such as the following:
•	If any third party providing services critical to our business were to fail or become insolvent, or if we were unable to renew expiring agreements with such parties on mutually acceptable terms, our business operations, results of operations and financial condition could be adversely impacted.

•	To the extent these third party relationships involve or depend on the transfer of knowledge related to our business for their success, we may be exposed to risks associated with misappropriation or misuse of intellectual property or confidential information, including information that is proprietary to us or to our customers.

•	If the third parties do not perform as anticipated or if they default on their obligations, we may not realize the intended benefits of these relationships, including the expected productivity, cost or expense improvements.

•	In the event of a default or termination, our agreements with third parties may take an extended period of time to unwind or resolve and, under certain circumstances such as early termination, may require us to pay substantial termination fees, which could adversely affect our business operations, results of operations and financial condition.

•	If our relationships with third parties include indemnification provisions or obligations, we may be required, under specified circumstances, to indemnify the other parties for certain losses they incur in connection with the products or services they provide to us. In the event we are obligated to make payments to third parties under indemnification or other obligations for losses of third parties, it could adversely affect our results of operation and financial condition. For further discussion see Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

•	If our relationship is with a third party located outside of the United States, we may be exposed to international economic, political and other risks that could adversely affect our business, including, instability in international political and economic conditions, different intellectual property laws and protections and difficulty in administering and enforcing our policies and procedures in a foreign country, any of which could adversely affect our results of operations and financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Advanta Corp. held its Annual Meeting of Stockholders on June 11, 2008.
(b)	The directors whose terms continued after the meeting who were not elected at the meeting are: Dennis Alter, Dana Becker Dunn, Olaf Olafsson, William A. Rosoff and Michael Stolper.
(c)	The following proposals were submitted to a vote of stockholders.

The election of three directors to hold office until the 2011 Annual Meeting of Stockholders.

NOMINEES	VOTES FOR	VOTES WITHHELD
Max Botel	8,115,388	3,907,141
Thomas P. Costello	10,941,247	1,081,282
Ronald Lubner	8,383,238	3,639,291
The proposal to ratify the appointment by the Board of Directors of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
11,751,458	30,356	240,715	0

ITEM 6. EXHIBITS
Exhibits — The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document

10.1	Master Services Agreement by and between Advanta Bank Corp. and Genpact International LLC, Hungarian Branch, dated March 15, 2007, and amendments (Portions of this exhibit have been omitted pursuant to a confidential treatment request and this information has been filed separately with the SEC).

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanta Corp.
(Registrant)

By	/s/ Philip M. Browne
Senior Vice President and
Chief Financial Officer
August 8, 2008

By	/s/ David B. Weinstock
Vice President and
Chief Accounting Officer
August 8, 2008

     EXHIBIT INDEX

Manner of
Exhibit	Description	Filing

10.1	Master Services Agreement by and between Advanta Bank Corp. and Genpact International LLC, Hungarian Branch, dated March 15, 2007, and amendments (Portions of this exhibit have been omitted pursuant to a confidential treatment request and this information has been filed separately with the SEC).	*

12	Computation of Ratio of Earnings to Fixed Charges	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed electronically herewith.