Form 10-Q
period 2008-09-30
ADVANTA CORP
filed 2008-11-07
CIK 96638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number 0-14120
Advanta Corp.
(Exact name of registrant as specified in its charter)

Delaware	23-1462070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☐            No ☐
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008
Class A Common Stock, $.01 par value per share	14,410,133 shares
Class B Common Stock, $.01 par value per share	31,231,485 shares

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(In thousands, except share amounts)	2008	2007

ASSETS
Cash	$216,115	$90,228
Federal funds sold	945,178	872,587
Interest-bearing deposits	74,551	0
Investments available for sale	595,209	223,500
Receivables, net:
Held for sale	64,333	275,679
Other	586,295	714,989

Total receivables, net	650,628	990,668
Accounts receivable from securitizations	417,112	349,581
Premises and equipment, net	18,018	16,893
Other assets	257,928	220,915

Total assets	$3,174,739	$2,764,372

LIABILITIES
Deposits	$1,992,900	$1,651,737
Debt	221,742	220,848
Other borrowings	25,000	25,000
Subordinated debt payable to preferred securities trust	103,093	103,093
Other liabilities	266,416	177,913

Total liabilities	2,609,151	2,178,591

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Class A preferred stock, $1,000 par value:
Authorized, issued and outstanding - 1,010 shares in 2008 and 2007	1,010	1,010
Class A voting common stock, $.01 par value:
Authorized - 200,000,000 shares; issued - 14,410,133 shares in 2008 and 2007	144	144
Class B non-voting common stock, $.01 par value:
Authorized - 200,000,000 shares; issued - 32,707,300 shares in 2008 and 29,618,641 shares in 2007	327	296
Additional paid-in capital	246,139	238,416
Unearned ESOP shares	(8,472)	(8,785)
Accumulated other comprehensive loss	(6,946)	(1,674)
Retained earnings	370,807	393,795
Treasury stock at cost, 1,563,736 Class B common shares in 2008 and 2007	(37,421)	(37,421)

Total stockholders’ equity	565,588	585,781

Total liabilities and stockholders’ equity	$3,174,739	$2,764,372

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2008	2007	2008	2007

Interest income:
Receivables	$31,031	$34,479	$97,911	$104,116
Investments	10,556	10,752	28,442	27,243
Other interest income	9,422	4,729	25,972	14,514

Total interest income	51,009	49,960	152,325	145,873
Interest expense:
Deposits	22,227	19,223	67,746	53,121
Debt and other borrowings	4,197	4,066	12,225	11,729
Subordinated debt payable to preferred securities trust	2,317	2,317	6,951	6,951

Total interest expense	28,741	25,606	86,922	71,801

Net interest income	22,268	24,354	65,403	74,072
Provision for credit losses	28,994	14,724	87,703	36,613

Net interest income (loss) after provision for credit losses	(6,726)	9,630	(22,300)	37,459
Noninterest revenues:
Securitization income (loss)	(8,673)	22,388	12,932	68,665
Servicing revenues	24,483	24,218	74,940	67,135
Other revenues, net	37,226	47,819	169,144	138,296

Total noninterest revenues	53,036	94,425	257,016	274,096
Operating expenses	81,937	72,325	233,177	207,904

Income (loss) before income taxes	(35,627)	31,730	1,539	103,651
Income tax expense (benefit)	(16,369)	12,248	(1,580)	40,009

Income (loss) from continuing operations	(19,258)	19,482	3,119	63,642
Gain on discontinuance of mortgage and leasing businesses, net of tax	0	0	0	1,022

Net income (loss)	$(19,258)	$19,482	$3,119	$64,664

Basic income (loss) from continuing operations per common share
Class A	$(0.51)	$0.44	$(0.04)	$1.46
Class B	(0.45)	0.49	0.13	1.58

Diluted income (loss) from continuing operations per common share
Class A	$(0.51)	$0.43	$(0.02)	$1.39
Class B	(0.45)	0.45	0.11	1.45

Basic net income (loss) per common share
Class A	$(0.51)	$0.44	$(0.04)	$1.48
Class B	(0.45)	0.49	0.13	1.61

Diluted net income (loss) per common share
Class A	$(0.51)	$0.43	$(0.02)	$1.41
Class B	(0.45)	0.45	0.11	1.47

Basic weighted average common shares outstanding
Class A	13,393	13,343	13,380	13,331
Class B	27,217	27,800	27,127	27,858

Diluted weighted average common shares outstanding
Class A	13,393	13,343	13,380	13,331
Class B	27,217	30,762	28,505	31,091

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

		Class A	Class A	Class B	Additional
	Comprehensive	Preferred	Common	Common	Paid-In
($ in thousands)	Income (Loss)	Stock	Stock	Stock	Capital

Balance at December 31, 2006		$1,010	$151	$351	$308,051

Effect of applying the provisions of FIN No. 48 (See Note 13)
Net income	$72,050
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $830	(1,542)
Actuarial gain (loss), net of tax benefit (expense) of ($84)	156

Comprehensive income	$70,664

Preferred and common cash dividends declared
Exercise of stock options				7	6,630
Stock option exchange program stock distribution
Employee stock option expense					5,448
Nonemployee stock option expense					(21)
Excess tax benefits from stock-based compensation					5,743
Issuance of nonvested shares				3	(3)
Amortization of nonvested shares					4,834
Forfeitures of nonvested shares				(2)	(116)
Treasury stock acquired
Treasury stock retired			(7)	(63)	(93,101)
ESOP shares committed to be released					951

Balance at December 31, 2007		$1,010	$144	$296	$238,416

Net income	$3,119
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $2,835	(5,264)
Currency translation adjustment	(8)

Comprehensive loss	$(2,153)

Preferred and common cash dividends declared
Exercise of stock options					85
Employee stock option expense					4,050
Nonemployee stock option expense					19
Tax deficiency from stock-based compensation					(270)
Issuance of nonvested shares				32	(32)
Amortization of nonvested shares					3,786
Forfeitures of nonvested shares				(1)	(28)
ESOP shares committed to be released					113

Balance at September 30, 2008		$1,010	$144	$327	$246,139

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) — continued

		Accumulated
		Other			Total
	Unearned	Comprehensive	Retained	Treasury	Stockholders’
($ in thousands)	ESOP Shares	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2006	$(9,204)	$(288)	$359,813	$(92,723)	$567,161

Effect of applying the provisions of FIN No. 48 (See Note 13)			(6,103)		(6,103)
Net income			72,050		72,050
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $830		(1,542)			(1,542)
Actuarial gain (loss), net of tax benefit (expense) of ($84)		156			156
Comprehensive income
Preferred and common cash dividends declared			(31,965)		(31,965)
Exercise of stock options					6,637
Stock option exchange program stock distribution				388	388
Employee stock option expense					5,448
Nonemployee stock option expense					(21)
Excess tax benefits from stock-based compensation					5,743
Issuance of nonvested shares					0
Amortization of nonvested shares					4,834
Forfeitures of nonvested shares					(118)
Treasury stock acquired				(38,257)	(38,257)
Treasury stock retired				93,171	0
ESOP shares committed to be released	419				1,370

Balance at December 31, 2007	$(8,785)	$(1,674)	$393,795	$(37,421)	$585,781

Net income			3,119		3,119
Other comprehensive income (loss):
Unrealized appreciation (depreciation) of investments, net of tax benefit (expense) of $2,835		(5,264)			(5,264)
Currency translation adjustment		(8)			(8)
Comprehensive loss
Preferred and common cash dividends declared			(26,107)		(26,107)
Exercise of stock options					85
Employee stock option expense					4,050
Nonemployee stock option expense					19
Tax deficiency from stock-based compensation					(270)
Issuance of nonvested shares					0
Amortization of nonvested shares					3,786
Forfeitures of nonvested shares					(29)
ESOP shares committed to be released	313				426

Balance at September 30, 2008	$(8,472)	$(6,946)	$370,807	$(37,421)	$565,588

See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
($ in thousands)	September 30,
	2008	2007

OPERATING ACTIVITIES — CONTINUING OPERATIONS
Net income	$3,119	$64,664
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on discontinuance of mortgage and leasing businesses, net of tax	0	(1,022)
Investment securities gains, net	(36,714)	(5,666)
Depreciation and amortization	5,261	4,526
Stock-based compensation expense	7,826	7,296
Provision for credit losses	87,703	36,613
Provision for interest and fee losses	15,422	7,921
Change in deferred origination costs, net of deferred fees	12,198	1,179
Change in receivables held for sale	(356,679)	(803,352)
Proceeds from sale of receivables held for sale	318,025	869,373
Change in accounts receivable from securitizations	(67,531)	(17,882)
Change in amounts due to the securitization trust	63,745	2,685
Change in other assets and other liabilities	121,436	71,338

Net cash provided by operating activities	173,811	237,673

INVESTING ACTIVITIES — CONTINUING OPERATIONS
Change in federal funds sold and interest-bearing deposits	(147,142)	(244,550)
Purchase of investments available for sale	(1,414,221)	(831,179)
Proceeds from sales of investments available for sale	655,633	721,743
Proceeds from sales of other investments	37,659	0
Proceeds from maturing investments available for sale	543,179	90,277
Change in receivables not held for sale	13,371	(203,351)
Purchases of premises and equipment, net	(6,373)	(5,125)

Net cash used in investing activities	(317,894)	(472,185)

FINANCING ACTIVITIES — CONTINUING OPERATIONS
Change in demand and savings deposits	3,358	24,181
Proceeds from issuance of time deposits	916,828	662,889
Payments for maturing time deposits	(610,258)	(392,600)
Proceeds from issuance of debt	49,710	21,148
Payments on redemption of debt	(51,360)	(26,224)
Change in cash overdraft and other borrowings	(11,830)	10,814
Proceeds from exercise of stock options	85	6,556
Cash dividends paid	(26,107)	(24,007)
Excess tax benefits from stock-based compensation	804	5,620
Treasury stock acquired	0	(32,654)

Net cash provided by financing activities	271,230	255,723

Effect of foreign exchange rates on cash	(8)	0

DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities of discontinued operations	(1,252)	3,700

Net increase in cash	125,887	24,911
Cash at beginning of period	90,228	35,055

Cash at end of period	$216,115	$59,966

SUPPLEMENTAL DISCLOSURES

Income taxes paid, net	$8,646	$16,570
Interest paid	32,583	23,655

Non cash transactions: Interest credited directly to the accounts of deposit customers and retail note program investors was $33.8 million in the nine months ended September 30, 2008 and $28.3 million in the same period of 2007. In the nine months ended September 30, 2008, notes issued in our AdvantaSeries 2008-A1 and AdvantaSeries 2008-A3 securitizations were purchased by one of our bank subsidiaries, which had the impact of reducing receivables held for sale and increasing investments available for sale by $250 million.
See accompanying notes to consolidated financial statements.

ADVANTA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)
September 30, 2008
(Unaudited)
In these notes to consolidated financial statements, “Advanta”, “we”, “us” and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
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
In September 2008, the FASB issued exposure drafts of proposed amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, and a proposed FSP addressing related disclosure requirements. The two proposed amendments, if adopted, could result in certain off-balance sheet securitized receivables being consolidated on our balance sheets. The proposed FSP on disclosure requirements, if adopted, could result in expanded disclosure requirements related to SFAS No. 140 and FIN 46(R). It is not clear, however, when the amendments ultimately will be adopted by the FASB, what changes to the amendments could result from the comment process, how regulatory authorities will respond, or how our financial position or results of operations may be affected. The proposed amendments, as drafted, would be effective for Advanta on January 1, 2010 and the proposed FSP could be effective for Advanta as early as December 31, 2008. Management is monitoring these exposure drafts and will evaluate any potential impact of the final statements when they are available.
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
In October 2008, FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify guidance on determining the fair value of a financial asset under SFAS No. 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this statement effective September 30, 2008 did not have a material impact on our financial position or results of operations.
Note 3) Investments Available for Sale
Investments available for sale consisted of the following:

	September 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

U.S. Treasury and government agency securities	$169,382	$169,501	$18,416	$18,469
State and municipal securities	16,735	16,405	18,554	18,651
Corporate bonds	0	0	7,525	7,499
Asset-backed securities:
Credit card asset-backed securities(1)	250,000	246,348	0	0
Mortgage and home equity line of credit-backed securities	32,904	25,993	40,234	37,340
Equity securities(2)	7,822	7,681	8,066	8,021
Money market funds	128,914	128,914	133,159	133,159
Other	366	367	361	361

Total investments available for sale	$606,123	$595,209	$226,315	$223,500

(1)	Amounts at September 30, 2008 represent AdvantaSeries Class A notes issued in our securitizations and purchased by one of our bank subsidiaries. Includes $100 million of AdvantaSeries 2008-A1 and $150 million of AdvantaSeries 2008-A3.

(2)	Includes venture capital investments of $265 thousand at September 30, 2008 and $413 thousand at December 31, 2007. The amount shown as amortized cost represents fair value for venture capital investments.
There were no declines in the fair value of investments available for sale below their cost that were deemed to be other than temporary at September 30, 2008 or December 31, 2007. The fair value of investments available for sale in an unrealized loss position and the related unrealized losses at September 30, 2008 were as follows:

	Less Than 12 Months in		12 Months or Longer in
	an Unrealized Loss		an Unrealized Loss
	Position		Position		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Amount	Value	Amount	Value	Amount	Value

U.S. Treasury and government agency securities	$(8)	$49,696	$0	$0	$(8)	$49,696
State and municipal securities	(254)	8,672	(141)	1,519	(395)	10,191
Credit card asset-backed securities	(3,652)	246,348	0	0	(3,652)	246,348
Mortgage and home equity line of credit-backed securities	(35)	1,900	(6,891)	22,556	(6,926)	24,456
Equity securities	(141)	7,159	0	0	(141)	7,159

Total	$(4,090)	$313,775	$(7,032)	$24,075	$(11,122)	$337,850

Our two credit card asset-backed securities were in a loss position at September 30, 2008. The $100 million of AdvantaSeries 2008-A1 notes had an unrealized loss of $740 thousand and the $150 million of AdvantaSeries 2008-A3 notes had an unrealized loss of $2.9 million. The unrealized losses were due to the ongoing difficulties in the asset-backed securities market that created turmoil in the capital markets. Based on the level of subordinate tranches and overcollateralization amounts for these securities and our intent and ability to hold them for a period of time sufficient to allow for recovery in fair value, which may be maturity, the unrealized losses on these investments were not deemed to be other than temporary impairments.

We had twenty-one mortgage or home equity line of credit-backed securities that were in a loss position at September 30, 2008. The amounts of unrealized losses per individual mortgage or home equity line of credit-backed security at September 30, 2008 were as follows: one security with a $1.2 million loss, four securities with a loss between $500 thousand and $1.0 million, ten securities with a loss between $100 thousand and $499 thousand and six securities with losses less than $100 thousand. Substantially all of the mortgage and home equity line of credit-backed securities in our investment portfolio are floating rate and are backed by subprime mortgage loans or subprime home equity loans. The fair values of our investments in mortgage and home equity line of credit-backed securities declined in the second half of 2007 and again in 2008 due to the difficulties in the subprime mortgage industry that created turmoil in the capital markets. At September 30, 2008, 71% of our investments in mortgage and home equity line of credit-backed securities at amortized cost were rated from AAA to AA by Standard & Poor’s and from Aaa to Aa2 by Moody’s Investor Service, or equivalent from other rating agencies, after taking into account the downgrade of six of the investments by at least one rating agency in 2008. Five investments, representing the remaining 29% of our investments in mortgage and home equity line of credit-backed securities at amortized cost and 53% of the gross unrealized loss, were rated from AA- to BB by Standard & Poor’s, from Aa3 to Baa3 by Moody’s Investor Service, or equivalent from other rating agencies at September 30, 2008. Based on the issuing trusts’ payment histories and the amounts of subordinate tranches and overcollateralization amounts, we expect to receive the scheduled interest and principal payments according to the contractual terms on each of these securities. Our investments in mortgage and home equity line of credit-backed securities represent a small portion of our overall liquidity position and we have the intent and ability to retain these investments for a period of time sufficient to allow for recovery in fair value, which may be maturity. Based on these factors, the unrealized losses on these investments were not deemed to be other than temporary impairments.
Note 4) Receivables
Receivables on the balance sheet, including those held for sale, consisted of the following:

	September 30,	December 31,
	2008	2007

Business credit card receivables	$726,652	$1,031,607
Other receivables	7,755	7,330

Gross receivables	734,407	1,038,937

Add: Deferred origination costs, net of deferred fees	8,073	20,271
Less: Allowance for receivable losses
Business credit cards	(90,657)	(67,368)
Other receivables	(1,195)	(1,172)

Total allowance for receivable losses	(91,852)	(68,540)

Receivables, net	$650,628	$990,668

At September 30, 2008 and December 31, 2007, we had a $25 million borrowing collateralized by business credit card receivables.
See Note 6 for information on geographic concentration for owned business credit card receivables. Also see Note 6 for statistical information on owned receivables 30 days or more delinquent, 90 days or more delinquent, on nonaccrual status, accruing receivables past due 90 days or more, and net principal charge-offs.

Note 5) Allowance for Receivable Losses
The following table presents activity in the allowance for receivable losses for the nine months ended September 30:

	2008	2007

Balance at January 1	$68,540	$50,926
Provision for credit losses	87,703	36,613
Provision for interest and fee losses	15,422	7,921
Gross principal charge-offs:
Business credit cards	(66,836)	(33,055)
Other receivables	(2)	(1)

Total gross principal charge-offs	(66,838)	(33,056)

Principal recoveries:
Business credit cards	1,872	3,008

Net principal charge-offs	(64,966)	(30,048)

Interest and fee charge-offs:
Business credit cards	(14,847)	(7,566)

Balance at September 30	$91,852	$57,846

Note 6) Securitization Activities
Accounts receivable from securitizations consisted of the following:

	September 30,	December 31,
	2008	2007

Retained interests in securitizations	$180,236	$213,077
Amounts due from the securitization trust	132,421	48,452
Accrued interest and fees on securitized receivables, net(1)	104,455	88,052

Total accounts receivable from securitizations	$417,112	$349,581

(1)	Reduced by an estimate for uncollectible interest and fees of $23.2 million at September 30, 2008 and $17.3 million at December 31, 2007.

The following represents securitization data and the key assumptions used in estimating the fair value of retained interests in securitizations at the time of each new securitization or replenishment if quoted market prices were not available.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Average securitized receivables	$ 5,030,299	$ 4,889,381	$ 5,147,465	$ 4,543,999
Securitization income (loss)	(8,673)	22,388	12,932	68,665
Discount accretion	9,422	4,729	25,972	14,514
Interchange income	58,267	50,800	171,511	142,421
Servicing revenues	24,483	24,218	74,940	67,135
Proceeds from new securitizations(1)	0	113,033	318,025	869,373
Proceeds from collections reinvested in revolving-period securitizations	2,860,791	2,801,202	7,994,045	7,866,934
Cash flows received on retained interests(2)	64,637	77,377	257,223	241,864
Key assumptions:
Discount rate	17.68% - 27.36%	8.53% - 11.95%	12.21% - 27.36%	8.15% - 11.95%
Monthly payment rate	18.99% - 22.50%	19.28% - 22.00%	18.79% - 22.50%	19.28% - 23.10%
Loss rate	8.60% - 12.37%	3.95% - 5.23%	6.20% - 12.37%	3.70% - 5.23%
Interest yield, net of interest earned by noteholders	12.29% - 13.73%	7.33% - 8.42%	8.79% - 13.73%	7.29% - 8.42%

(1)	Amounts reported for the nine months ended September 30, 2008 exclude $250 million related to notes issued in our AdvantaSeries 2008-A1 and AdvantaSeries 2008-A3 securitizations that were purchased by one of our bank subsidiaries and are classified as investments available for sale on the consolidated balance sheet.

(2)	Amounts reported for the three and nine months ended September 30, 2008 exclude interest on AdvantaSeries 2008-A1 and AdvantaSeries 2008-A3 notes that is classified as interest income on the consolidated income statements.
There were no purchases of delinquent accounts from the securitization trust during the three or nine months ended September 30, 2008 or 2007.
We used the following assumptions in measuring the fair value of retained interests in securitizations at September 30, 2008 and December 31, 2007. The assumptions listed represent weighted averages of assumptions used for each securitization.

	September 30,	December 31,
	2008	2007

Discount rate	26.14% - 27.36%	13.25% - 15.28%
Monthly payment rate	20.24% - 22.50%	19.34% - 20.46%
Loss rate	10.76% - 12.37%	6.20% - 7.13%
Interest yield, net of interest earned by noteholders	13.73%	8.79%

In addition to the assumptions identified above, management also considered qualitative factors when assessing the fair value of retained interests in securitizations such as the potential volatility of the current market for similar instruments and the impact of the current economic environment on the performance of the receivables sold.

We have prepared sensitivity analyses of the valuations of retained interests in securitizations that were estimated using the assumptions identified above. The sensitivity analyses show the hypothetical effect on the estimated fair value of those assets of two unfavorable variations from the expected levels for each key assumption, independently from any change in another key assumption. Set forth below are the results of those sensitivity analyses on the valuation at September 30, 2008.

Effect on estimated fair value of the following hypothetical changes in key assumptions:
Discount rate increased 200 basis points	$(2,227)
Discount rate increased 400 basis points	(4,395)
Monthly payment rate at 110% of base assumption	(430)
Monthly payment rate at 125% of base assumption	(968)
Loss rate at 110% of base assumption	(11,874)
Loss rate at 125% of base assumption	(29,686)
Interest yield, net of interest earned by noteholders, decreased 100 basis points	(11,050)
Interest yield, net of interest earned by noteholders, decreased 200 basis points	(22,101)
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

	September 30,	December 31,	September 30,
	2008	2007	2007

Owned business credit card receivables	$726,652	$1,031,607	$1,233,233
Securitized business credit card receivables	4,863,634	5,315,421	4,980,737

Total managed receivables	$5,590,286	$6,347,028	$6,213,970

Receivables 30 days or more delinquent:
Owned	$51,661	$42,424	$35,276
Securitized	314,740	229,808	160,375
Total managed	366,401	272,232	195,651
Receivables 90 days or more delinquent:
Owned	24,531	19,204	15,693
Securitized	148,182	105,577	71,951
Total managed	172,713	124,781	87,644
Nonaccrual receivables:
Owned	11,194	10,104	10,847
Securitized	72,398	59,131	51,831
Total managed	83,592	69,235	62,678
Accruing receivables past due 90 days or more:
Owned	22,203	17,213	13,838
Securitized	133,710	94,139	63,078
Total managed	155,913	111,352	76,916
Net principal charge-offs for the year-to-date period ended September 30 and December 31:
Owned	64,964	41,589	30,047
Securitized	314,694	178,173	124,601
Total managed	379,658	219,762	154,648
Net principal charge-offs for the three months ended September 30 and December 31:
Owned	22,839	11,542	10,708
Securitized	124,303	53,572	48,404
Total managed	147,142	65,114	59,112

At September 30, 2008, approximately 16% of our owned and managed business credit card receivables were concentrated in the state of California and approximately 9% were concentrated in the state of Florida. This compares to U.S. Census population estimates of the U.S. population residing in these states of 12% for California and 6% for Florida. Approximately 15% of U.S. small businesses are domiciled in California and approximately 7% of U.S. small businesses are domiciled in Florida based on a 2007 Small Business Administration report of 2006 data. We had no other concentrations in a single state of 9% or more of total owned or managed business credit card receivables.

Note 7) Other Assets and Liabilities
Other assets consisted of the following:

	September 30,	December 31,
	2008	2007

Securities sold receivable	$84,698	$71
Net deferred tax asset	52,846	38,147
Investment in Fleet Credit Card Services, L.P.	32,095	32,095
Investment in preferred securities trust	3,163	3,093
Other	85,126	147,509

Total other assets	$257,928	$220,915

At September 30, 2008, we had an $84.7 million receivable in other assets related to redemptions from The Reserve Primary Fund and The Reserve U.S. Government Fund, two money market fund investments. The net asset value of The Reserve Primary Fund declined below $1.00 per share on September 16, 2008, the day following our redemption request. There is uncertainty as to whether The Reserve Primary Fund’s loss will be allocated to shareholders that redeemed on September 15, 2008. Since our proceeds from the redemption may be less than the redemption price of $1.00 per share, we recorded an estimated loss on the redemption of $1.0 million in the three months ended September 30, 2008. Due to a large number of redemption requests, both funds received SEC orders suspending redemptions and postponing payment for shares that had already been submitted for redemption. The funds are in the process of liquidation and The Reserve Primary Fund made a partial distribution to shareholders in October 2008. We received $21.0 million of our redemption proceeds in connection with that distribution. The timing of our receipt of the remaining redemption proceeds is uncertain and is subject to the orderly disposition of the funds’ securities.
Other revenues include investment gains on sales of MasterCard Incorporated shares of $5.4 million for the three months ended September 30, 2008 and $2.9 million for the three and nine months ended September 30, 2007. Other revenues for the nine months ended September 30, 2008 include a $13.4 million gain on the redemption of Visa Inc. shares and $24.2 million of gains on sales of MasterCard Incorporated shares. As of September 30, 2008, we own 497 thousand Visa Inc. Class B common shares, all of which have zero cost basis and no book value. We have no remaining MasterCard Incorporated shares as of September 30, 2008.
Other liabilities consisted of the following:

	September 30,	December 31,
	2008	2007

Amounts due to the securitization trust	$73,003	$9,258
Liability for unrecognized tax benefits	40,398	39,495
Accounts payable and accrued expenses	32,342	31,563
Business rewards liability	31,322	29,768
Cash back rewards liability	23,965	9,590
Cash overdraft	12,163	23,993
Current income taxes payable	3,072	2,464
Liabilities of discontinued operations	1,715	2,967
Other	48,436	28,815

Total other liabilities	$266,416	$177,913

In July 2008, we commenced a reduction of workforce in connection with initiatives to outsource business processes within the areas of information technology, customer service, collections, and accounting and finance. Severance and related costs of $453 thousand were included in salaries and employee benefits expense of the Advanta Business Cards segment for the three and nine months ended September 30, 2008. Based on our current plans, we expect to incur approximately $5 million of additional expenses in the Advanta Business Cards segment related to severance and related costs as affected employees are notified. The accrued severance and related costs, which include the impact of payments made to employees, were $329 thousand at September 30, 2008 and were included in other liabilities on the consolidated balance sheet. The reduction of workforce will be phased in over time and is expected to be substantially complete by the end of the second quarter of 2009.
Note 8) Deposits
Deposit accounts consisted of the following:

	September 30,	December 31,
	2008	2007

Demand deposits	$10,805	$8,874
Money market savings	86,231	84,804
Time deposits of $100,000 or less	984,295	867,263
Time deposits of more than $100,000	911,569	690,796

Total deposits	$1,992,900	$1,651,737

All deposits are interest bearing except demand deposits. Time deposit maturities were as follows at September 30, 2008:

Year Ending December 31,

2008	$349,935
2009	1,099,082
2010	258,350
2011	77,982
2012	23,267
2013	87,248
Note 9) Commitments and Contingencies
Advanta Corp. is a member of Visa U.S.A. Inc. (“Visa USA”) and owns shares of Visa Inc. Class B common stock. Our membership in Visa USA and our ownership interest in Visa Inc. (“Visa”) are related primarily to our former consumer credit card business, which we exited in 1998. Visa completed its initial public offering in March 2008 and set aside $3 billion of the proceeds in a litigation escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters between Visa and third parties. Advanta Corp. and its subsidiaries are not named as defendants in the specified litigation matters. However, to the extent Visa’s litigation escrow is not sufficient to satisfy the specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. In 2007, we recorded a $12.0 million reserve associated with our contingent obligation to Visa USA related to the specified litigation matters between Visa and third parties. In March 2008, we increased the reserve by $577 thousand based on increases in litigation reserves disclosed by Visa. Also in March 2008, we reduced the liability by $6.1 million for our proportionate share of the amounts funded by Visa in the litigation escrow account. On October 27, 2008, Visa reached a settlement with Discover Financial Services related to an antitrust lawsuit. The Discover lawsuit was one of the specified litigation matters subject to member indemnification provisions. We recorded a $1.6 million reserve effective September 30, 2008 associated with our contingent obligation to Visa USA for our proportionate share of the amount of the Discover settlement in excess of amounts previously funded in the litigation escrow account. The indemnification reserve for our contingent obligation to Visa USA was $8.1 million at September 30, 2008 and $12.0 million at December 31, 2007 and was classified in other liabilities on the consolidated balance sheets. Operating expenses include $1.6 million of expense for the three months ended September 30, 2008 and $4.2 million of expense for the three and nine months ended September 30, 2007 related to our Visa indemnification obligation. Pretax income for the nine months ended September 30, 2008 includes a $13.4 million gain on the redemption of Visa shares in other revenues and the benefit of a $3.9 million net decrease in Visa indemnification reserves in operating expenses.
In the three months ended September 30, 2008, we increased our rewards provision by $14.0 million, representing an estimate of additional rewards that may be paid related to certain cash back rewards programs associated with an understanding we anticipate reaching with our regulators. After discussions with our regulators, we estimated the increase in rewards based on our analysis of activity in the applicable cash back rewards programs. The actual amount of additional rewards could change upon reaching a final understanding with our regulators.
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
Note 10) Capital Stock
Cash dividends per share of common stock declared and paid were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Class A Common Stock	$0.1771	$0.1771	$0.5313	$0.4959
Class B Common Stock	0.2125	0.2125	0.6375	0.5950

Note 11) Stock-Based Compensation
All nonvested shares and stock options outstanding in the reported periods were for Class B Common Stock.
Nonvested shares activity was as follows for the nine months ended September 30, 2008:

		Weighted
		Average Price
	Number of	at Date of
	Shares	Issuance

Outstanding at January 1	1,098	$19.35
Granted	3,245	7.93
Vested	(189)	23.71
Forfeited	(172)	13.36

Outstanding at September 30	3,982	$10.10

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
Nonvested shares that vested during the nine months ended September 30, 2008 had a total fair value of $1.7 million on the vesting date. Nonvested shares that vested during the same period of 2007 had a total fair value of $7.5 million on the vesting date. As of September 30, 2008, there was $25.1 million of total unrecognized compensation expense related to nonvested shares and we expect to recognize the expense over a weighted average period of 2.6 years.
Compensation expense and related tax effects recognized in connection with nonvested shares were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Compensation expense (benefit)	$(723)	$402	$3,757	$3,235
Income tax expense (benefit)	283	(155)	(1,301)	(1,249)

Stock option activity was as follows for the nine months ended September 30, 2008:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Options	Price	Value	Life

Outstanding at January 1	7,782	$14.11
Granted	1,831	9.05
Exercised	(16)	5.42
Forfeited	(192)	24.03
Expired	(16)	16.97

Outstanding at September 30	9,389	$12.93	$9,500	5.2 years

Options exercisable at September 30	5,959	$10.04	$9,418	3.1 years

The aggregate intrinsic value of stock options exercised was $43 thousand in the nine months ended September 30, 2008 and $16.4 million in the same period of 2007. As of September 30, 2008, there was $10.7 million of total unrecognized compensation expense related to outstanding stock options and we expect to recognize the expense over a weighted average period of 2.1 years.
Compensation expense and related tax effects recognized in connection with employee stock options and the weighted average fair value of options granted were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Compensation expense	$1,129	$1,426	$4,050	$4,007
Income tax benefit	(463)	(550)	(1,403)	(1,546)
Weighted average fair value of options granted	$1.60	$4.71	$1.95	$6.54

The assumptions listed in the table below represent weighted averages of the assumptions used to estimate the fair value for each employee option grant using the Black-Scholes-Merton option-pricing model. The expected dividend yield is based on current dividend rates. If applicable, expected dividend yield also includes the expected impact of announced and anticipated changes in dividend rates based upon management’s expectations of future performance. There were no anticipated changes in dividend rates over the expected term of the options for options granted in 2008. The expected term of the options is estimated by reviewing historical data and considering the contractual life of the options and the vesting periods. Expected volatility is based on the historical volatility of our Class B Common Stock. The risk-free interest rate is based on the discount rate on a U.S. Treasury note of a similar duration to the expected term of the options.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Expected term (in years)	4.0	4.0	5.3	5.7
Expected volatility	52.46%	29.26%	52.46%	33.50%
Risk-free interest rate	2.89%	4.28%	2.99%	4.57%
Expected dividend yield	10.71%	5.34%	9.37%	4.87%

Note 12) Segment Information
The following table reconciles information about the Advanta Business Cards segment to the consolidated financial statements:

	Advanta
	Business
	Cards	Other (1)	Total

Three months ended September 30, 2008
Interest income	$40,362	$10,647	$51,009
Interest expense	18,301	10,440	28,741
Noninterest revenues	53,072	(36)	53,036
Pretax loss from continuing operations	(34,028)	(1,599)	(35,627)

Three months ended September 30, 2007
Interest income	$39,106	$10,854	$49,960
Interest expense	13,484	12,122	25,606
Noninterest revenues	93,095	1,330	94,425
Pretax income (loss) from continuing operations	35,982	(4,252)	31,730

Nine months ended September 30, 2008
Interest income	$123,605	$28,720	$152,325
Interest expense	58,327	28,595	86,922
Noninterest revenues	243,256	13,760	257,016
Pretax income (loss) from continuing operations	(15,771)	17,310	1,539
Total assets at beginning of period	1,518,810	1,245,562	2,764,372
Total assets at end of period	1,172,853	2,001,886	3,174,739

Nine months ended September 30, 2007
Interest income	$118,310	$27,563	$145,873
Interest expense	39,939	31,862	71,801
Noninterest revenues	268,158	5,938	274,096
Pretax income (loss) from continuing operations	106,617	(2,966)	103,651
Total assets at beginning of period	1,495,544	917,594	2,413,138
Total assets at end of period	1,620,587	1,192,935	2,813,522

(1)	Other includes investment and other activities not attributable to the Advanta Business Cards segment. In addition, pretax income (loss) includes a $1.6 million expense for the three months ended September 30, 2008 and a $4.2 million expense for the three and nine months ended September 30, 2007 related to our Visa indemnification obligation. Pretax income for the nine months ended September 30, 2008 includes a $13.4 million gain on the redemption of Visa shares and the benefit of a $3.9 million net decrease in Visa indemnification reserves.

Note 13) Income Taxes
Income tax expense (benefit) and our effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income tax expense (benefit) attributable to:
Continuing operations	$(16,369)	$12,248	$(1,580)	$40,009
Discontinued operations	0	0	0	643

Total income tax expense (benefit)	$(16,369)	$12,248	$(1,580)	$40,652

Effective tax expense (benefit) rate	(46.0)%	38.6%	(102.7)%	38.6%

Income tax expense (benefit) attributable to continuing operations consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Current:
Federal	$(1,804)	$10,254	$8,470	$26,268
State	1,004	2,001	1,814	4,348

Total current	(800)	12,255	10,284	30,616

Deferred:
Federal	(15,034)	(41)	(11,366)	9,320
State	(535)	34	(498)	73

Total deferred	(15,569)	(7)	(11,864)	9,393

Income tax expense (benefit) attributable to continuing operations	$(16,369)	$12,248	$(1,580)	$40,009

The reconciliation of the statutory federal income tax to income tax expense (benefit) attributable to continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Statutory federal income tax	$(12,469)	$11,106	$539	$36,278
State income taxes, net of federal income tax benefit	100	853	803	2,834
Difference in estimated full year rate and year-to-date actual rate	(3,557)	0	(3,557)	0
Compensation limitation	(217)	99	181	298
Nondeductible expenses	(101)	51	551	488
Other	(125)	139	(97)	111

Income tax expense (benefit)	$(16,369)	$12,248	$(1,580)	$40,009

We provide deferred taxes to reflect the estimated future tax effects of the differences between the financial statement and tax bases of assets and liabilities and currently enacted tax laws. The net deferred tax asset is comprised of the following:

	September 30,	December 31,
	2008	2007

Deferred tax assets	$73,201	$62,351
Deferred tax liabilities	(20,355)	(24,204)

Net deferred tax asset	$52,846	$38,147

The components of the net deferred tax asset were as follows:

	September 30,	December 31,
	2008	2007

Rewards programs	$19,347	$13,775
Deferred revenue	(14,970)	(15,138)
Federal tax benefit of state tax positions	11,445	11,028
Securitization income	8,837	3,393
Receivable losses	7,716	8,506
Incentive and deferred compensation	6,874	6,169
Deferred origination costs, net of deferred fees	(2,885)	(7,167)
Visa indemnification	2,269	4,194
Unrealized venture capital investment losses	422	148
Capital loss carryforwards	0	4,248
Other	13,791	8,991

Net deferred tax asset	$52,846	$38,147

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN No. 48”) effective January 1, 2007, and as a result, recorded a $6.1 million reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the nine months ended September 30, 2008, excluding accrued interest and penalties, is as follows:

Balance at December 31, 2007	$17,732
Additions based on tax positions related to the current year	1,011
Additions for tax positions of prior years	104
Reductions for tax positions of prior years	(1,175)
Settlements	(131)

Balance at September 30, 2008	$17,541

Unrecognized tax benefits as of September 30, 2008, excluding accrued interest and penalties, were $17.5 million, of which $11.4 million, if recognized, would favorably affect our effective tax rate. The remaining $6.1 million represents the federal tax benefits of unrecognized state tax benefits that were recognized as a deferred tax asset.
For the nine months ended September 30, 2008, income tax benefit included interest of $1.4 million and a reduction in penalties of $151 thousand. At September 30, 2008, the liability for unrecognized tax benefits included $15.2 million accrued for potential payment of interest and $7.7 million accrued for potential payment of penalties. Of the $22.9 million total of accrued interest and penalties included in the liability for unrecognized tax benefits at September 30, 2008, $17.6 million would favorably affect our effective tax rate to the extent the interest and penalties were not assessed. The remaining $5.3 million represents the federal tax benefits on accrued interest that were recognized as a deferred tax asset.

The liability for unrecognized tax benefits at September 30, 2008 included up to $2 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the twelve months ending September 30, 2009. This amount represents a potential decrease in unrecognized tax benefits related to state tax settlements that may occur in that period and expiring state statutes of limitations.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of September 30, 2008, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
Note 14) Discontinued Operations
The components of the gain on discontinuance of our mortgage and leasing businesses were as follows:

	Nine Months Ended
	September 30, 2008		September 30, 2007
		Advanta		Advanta
	Advanta	Leasing	Advanta	Leasing
	Mortgage	Services	Mortgage	Services

Pretax gain on discontinuance of mortgage and leasing businesses	$0	$0	$800	$865
Income tax expense	0	0	(309)	(334)

Gain on discontinuance of mortgage, and leasing businesses, net of tax	$0	$0	$491	$531

The gain on discontinuance of the mortgage business for the nine months ended September 30, 2007 represents a change in our estimates of the future costs of mortgage business-related contingent liabilities based on developments in litigation or disputes related to our former mortgage programs, insurance reimbursements related to past or future costs, or cash flows related to a former mortgage insurance product. The gain on discontinuance of the leasing business for the nine months ended September 30, 2007 represents changes in estimated operating results of the leasing segment over the wind down period, including sales tax assessments or refunds, insurance reimbursements and operating expenses. We had no lease receivables outstanding in 2007 or 2008.
The gain on discontinuance of the mortgage business for the nine months ended September 30, 2007, net of tax, per basic and diluted common share, was $0.01 for both Class A and Class B shares. The gain on discontinuance of the leasing business for the nine months ended September 30, 2007, net of tax, per basic and diluted common share, was $0.01 for Class A and Class B shares.

Note 15) Calculation of Earnings Per Share
The following table shows the calculation of basic earnings per common share and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income (loss) from continuing operations	$(19,258)	$19,482	$3,119	$63,642
Less: Preferred A dividends	0	0	(141)	(141)

Income (loss) from continuing operations allocable to common stockholders	(19,258)	19,482	2,978	63,501
Gain on discontinuance of mortgage and leasing businesses, net of tax	0	0	0	1,022

Net income (loss) allocable to common stockholders	(19,258)	19,482	2,978	64,523
Less: Class A dividends declared	(2,370)	(2,358)	(7,107)	(6,634)
Less: Class B dividends declared	(6,459)	(6,124)	(18,859)	(17,232)

Undistributed net income (loss)	$(28,087)	$11,000	$(22,988)	$40,657

Basic income (loss) from continuing operations per common share
Class A	$(0.51)	$0.44	$(0.04)	$1.46
Class B	(0.45)	0.49	0.13	1.58
Combined(1)	(0.47)	0.47	0.07	1.54

Diluted income (loss) from continuing operations per common share
Class A	$(0.51)	$0.43	$(0.02)	$1.39
Class B	(0.45)	0.45	0.11	1.45
Combined(1)	(0.47)	0.44	0.07	1.43

Basic net income (loss) per common share
Class A	$(0.51)	$0.44	$(0.04)	$1.48
Class B	(0.45)	0.49	0.13	1.61
Combined(1)	(0.47)	0.47	0.07	1.57

Diluted net income (loss) per common share
Class A	$(0.51)	$0.43	$(0.02)	$1.41
Class B	(0.45)	0.45	0.11	1.47
Combined(1)	(0.47)	0.44	0.07	1.45

Basic weighted average common shares outstanding
Class A	13,393	13,343	13,380	13,331
Class B	27,217	27,800	27,127	27,858
Combined	40,610	41,143	40,507	41,189

Dilutive effect of
Options Class B	0	2,664	1,078	2,843
Nonvested shares Class B	0	298	300	390

Diluted weighted average common shares outstanding
Class A	13,393	13,343	13,380	13,331
Class B	27,217	30,762	28,505	31,091
Combined	40,610	44,105	41,885	44,422

Antidilutive shares
Options Class B	9,435	2,610	5,188	1,590
Nonvested shares Class B	4,027	3	1,470	1

(1)	Combined represents income (loss) allocable to common stockholders divided by the combined total of Class A and Class B weighted average common shares outstanding.

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
Investments Available for Sale
Investments available for sale are valued using quoted market prices in active markets, when available, and classified as Level 1 of the fair value hierarchy. Level 1 investments available for sale include investments such as U.S. Treasury securities, certain equity securities and money market funds. Investments available for sale are classified as Level 2 of the fair value hierarchy if quoted market prices are not available and fair values are estimated using quoted prices of similar securities or recently executed transactions for the securities. Level 2 investments available for sale include investments such as government agency securities, state and municipal securities, commercial paper, corporate bonds, credit card asset-backed securities and mortgage-backed securities issued by Federal National Mortgage Association and Federal Home Loan Mortgage Corp. The remaining mortgage and home equity line of credit-backed securities are valued based on external prices or spread data and are classified as Level 3 of the fair value hierarchy because of lack of observable data due to market inactivity. Venture capital equity investments are classified as Level 3 of the fair value hierarchy.

Retained Interests in Securitizations
We estimate the fair value of our retained interests in securitizations based on a discounted cash flow analysis if quoted market prices are not available. Quoted market prices were not available at September 30, 2008 or December 31, 2007. We estimate the cash flows of the retained interest-only strip as the excess of the interest yield on the pool of the receivables sold over the sum of the interest rate earned by noteholders, the servicing fee and future credit losses over the life of the existing receivables. We discount cash flows from the date the cash is expected to become available to us using an interest rate that management believes a third party purchaser would demand. See Note 6 for the assumptions used in the estimation of fair values of the retained interests in securitizations. Since the majority of the inputs for determining the fair value of the retained interests are unobservable, we classify this financial instrument as Level 3.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis at September 30, 2008 are categorized in the table below based upon the lowest level of significant input to the valuations. We had no liabilities measured at fair value at September 30, 2008.

	Quoted
	Prices in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Investments available for sale:
U.S. Treasury and government agency securities	$155,354	$14,147	$0	$169,501
State and municipal securities	0	16,405	0	16,405
Asset-backed securities:
Credit card asset-backed securities	0	246,348	0	246,348
Mortgage and home equity line of credit-backed securities	0	3,965	22,028	25,993
Equity securities	7,416	0	265	7,681
Money market funds	128,914	0	0	128,914
Other	0	367	0	367
Retained interests in securitizations	0	0	180,236	180,236

Total assets measured at fair value	$291,684	$281,232	$202,529	$775,445

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Asset-
	Backed	Retained Interests	Equity
	Securities	in Securitizations	Securities	Total

Fair value at January 1, 2008	$33,989	$213,077	$413	$247,479
Unrealized loss(1)	0	(15,553)	(2)	(15,555)
Unrealized loss in other comprehensive income (loss)	(4,035)	0	0	(4,035)
Purchases, sales, issuances, settlement, net	(7,926)	(17,288)	(146)	(25,360)
Transfers in and/or out of Level 3	0	0	0	0

Fair value at September 30, 2008	$22,028	$180,236	$265	$202,529

(1)	Unrealized gains or losses on retained interests in securitizations are included in securitization income (loss) on the consolidated income statements. Unrealized gains or losses on venture capital investments are included in other revenues on the consolidated income statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
“Advanta”, “we”, “us” and “our” refer to Advanta Corp. and its subsidiaries, unless the context otherwise requires.
OVERVIEW
Income (loss) from continuing operations includes the following business segment results:

	Three Months Ended		Nine Months Ended
($ in thousands, except per share data)	September 30,		September 30,
	2008	2007	2008	2007

Pretax income (loss):
Advanta Business Cards	$(34,028)	$35,982	$(15,771)	$106,617
Other	(1,599)	(4,252)	17,310	(2,966)

Total pretax income (loss)	(35,627)	31,730	1,539	103,651
Income tax expense (benefit)	(16,369)	12,248	(1,580)	40,009

Income (loss) from continuing operations	$(19,258)	$19,482	$3,119	$63,642
Per combined diluted common share	$(0.47)	$0.44	$0.07	$1.43

Our Advanta Business Cards segment issues (through Advanta Bank Corp.) business purpose credit cards to small businesses and business professionals in the United States. Our business credit card accounts provide approved customers with unsecured revolving business credit lines. The decreases in Advanta Business Cards pretax income for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 reflect the challenging economic environment and are due primarily to increases in net principal charge-off and delinquency rates on owned and securitized receivables, a $14.0 million non-recurring provision for rewards costs, deterioration in credit markets that negatively impacted our fair value estimates of retained interests in securitizations, and increases in operating expenses. These impacts are partially offset by higher interest yields on owned and securitized receivables, lower off-balance sheet cost of funds rates, higher average securitized receivables and gains on sales of MasterCard Incorporated shares. Despite our focus on high credit quality customers, we had higher delinquency and net principal charge-off rates in the three and nine months ended September 30, 2008 as compared to the same periods of 2007 due primarily to deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio, and as a result, we had higher provisions for credit losses and lower securitization income. Based on the current economic environment, we expect these negative trends to continue to affect our provision for credit losses, securitization income and results of operations in future periods. Additionally, further deterioration in the U.S. economy could worsen these trends. The average yields earned on business credit card receivables increased due primarily to pricing strategies we implemented and a lower level of new account originations. The average floating interest rates earned by securitization noteholders have decreased due to decreases in short-term market interest rates. Operating expenses increased for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 as we have implemented initiatives to manage risk exposures in the current economic environment and to enhance our competitive position in the small business market when the economy improves.
Results not related to the Advanta Business Cards segment include a $1.6 million expense for the three months ended September 30, 2008 and a $4.2 million expense for the three and nine months ended September 30, 2007 related to our Visa indemnification obligation. Results for the nine months ended September 30, 2008 include a $13.4 million gain on the redemption of Visa shares and the benefit of a

$3.9 million net decrease in Visa indemnification reserves. See “Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion. Results not related to the Advanta Business Cards segment for the nine months ended September 30, 2007 also include $1.2 million of venture capital investment gains.
There was no gain or loss on discontinuance of our mortgage or leasing businesses for the three or nine months ended September 30, 2008 or the three months ended September 30, 2007. For the nine months ended September 30, 2007, we recorded an after-tax gain on the discontinuance of our mortgage and leasing businesses of $1.0 million, or $0.02 per combined diluted common share. See “Discontinued Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
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

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2008	2007	2008	2007

Average owned receivables	$858,331	$1,215,485	$1,006,859	$1,249,286
Average securitized receivables	$5,030,299	$4,889,381	$5,147,465	$4,543,999
Customer transaction volume	$3,287,478	$3,606,907	$10,197,302	$10,688,752
New account originations	18,581	74,195	111,944	273,913
Average number of active accounts(1)	897,138	930,102	929,640	890,454
Ending number of accounts at September 30	1,206,580	1,294,273	1,206,580	1,294,273

(1)	Active accounts are defined as accounts with a balance at month-end. Active account statistics do not include charged-off accounts. The statistics reported above are the average number of active accounts for the three and nine months ended September 30.
In response to the current economic conditions, we reduced mail volume in direct mail account acquisition campaigns in 2008 and as a result had fewer new account originations for the three and nine months ended September 30, 2008 as compared to the same periods of 2007. Based on our currently planned marketing strategies and in continued response to economic conditions, we expect to have lower new account origination levels in the fourth quarter of 2008 as compared to the same period of 2007. In addition to reducing new account originations, we have taken many steps to minimize our exposure to our riskier customers. Among other things, we have and will continue to tighten underwriting criteria, reduce credit line assignments to amounts near outstanding balances where appropriate, and close inactive accounts.
The components of pretax income (loss) for Advanta Business Cards are as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2008	2007	2008	2007

Net interest income on owned interest-earning assets	$22,061	$25,622	$65,278	$78,371
Noninterest revenues	53,072	93,095	243,256	268,158
Provision for credit losses	(29,001)	(14,724)	(87,678)	(36,613)
Operating expenses	(80,160)	(68,011)	(236,627)	(203,299)

Pretax income (loss)	$(34,028)	$35,982	$(15,771)	$106,617

The decreases in net interest income on owned interest-earning assets for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 were due primarily to decreases in average owned receivables and increases in interest expense, partially offset by increases in the average yields earned on receivables and increases in yields earned on retained interests in securitizations due to the credit market environment. Average owned business credit card receivables decreased $357 million for the three months ended September 30, 2008 and decreased $242 million for the nine months ended September 30, 2008, both as compared to the same periods of 2007. The average yields earned on business credit card receivables increased due primarily to pricing strategies we implemented and a lower level of new account originations. We have increased our liquidity in response to continued turmoil in the economy and capital markets. Interest expense allocated to the Advanta Business Card segment increased for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 due to the costs of additional liquidity. In addition, net interest income for the nine months ended September 30, 2007 includes the benefit of deposit insurance credit sale gains of $1.9 million. For segment reporting purposes, these gains are included in the allocation of interest expense to Advanta Business Cards.
Noninterest revenues include securitization income (loss), servicing revenues, interchange income, other revenues and MasterCard investment gains, and are reduced by rewards costs. Noninterest revenues decreased for the three and nine months ended September 30, 2008 as compared to the same periods of 2007. These decreases were due primarily to lower securitization income and higher rewards costs, partially offset by higher interchange income, an increased volume of securitized receivables that resulted in higher servicing fees, and higher investment gains on sales of MasterCard Incorporated shares. Securitization income decreased for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 due primarily to deterioration in credit markets that impacted our fair value estimates of retained interests in securitizations and increases in net principal charge-off and delinquency rates on securitized receivables, partially offset by increases in the average yields on securitized receivables, decreases in the average floating interest rates earned by noteholders due to decreases in short-term market interest rates, and growth in average securitized receivables.
The increases in provision for credit losses for the three months and nine months ended September 30, 2008 as compared to the same periods of 2007 were due primarily to increases in delinquency and net principal charge-off rate trends, partially offset by a decrease in average owned business credit card receivables. The increases in delinquency and net principal charge-off rates are the result of deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio. See “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detailed discussion and a table of credit quality data.
Operating expenses for the three and nine months ended September 30, 2008 increased as compared to the same periods of 2007 due primarily to expenses associated with initiatives to manage risk exposures in the current economic environment and to enhance our competitive position in the small business market when the economy improves, including offshoring certain business processes. These increases were partially offset by lower amortization of deferred origination costs resulting from fewer new account originations.

INTEREST INCOME AND EXPENSE

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2008	2007	2008	2007

Interest income	$51,009	$49,960	$152,325	$145,873
Interest expense	28,741	25,606	86,922	71,801

The increases in interest income for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 were due primarily to increases in the average yields earned on our business credit card receivables, higher average balances of investments, and increases in yields earned on retained interests in securitizations reflecting increases in discount rates in the credit market environment. These impacts were partially offset by decreases in average business credit card receivables and decreases in the average yields earned on our investments due to the interest rate environment. The average yields earned on business credit card receivables increased due primarily to pricing strategies we implemented and a lower level of new account originations. These pricing strategies included increasing the interest rates of customers with higher credit risk indicators. A lower level of new account originations in the three and nine months ended September 30, 2008 resulted in a lower percentage of receivables at promotional interest rates as compared to the same periods of 2007. Based on our planned pricing and marketing strategies, we expect these factors to continue to have a favorable impact on average receivable yield in future quarters.
The increases in interest expense for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 were due primarily to increases in our average deposits outstanding, partially offset by decreases in the average cost of funds on deposits resulting from the interest rate environment. We increased our level of deposit funding in 2008 to generate additional liquidity in response to continued turmoil in the economy and capital markets and to fund higher levels of on-balance sheet assets resulting from securitizations in their accumulation periods. Average deposits increased $528 million for the three months ended September 30, 2008 and $549 million for the nine months ended September 30, 2008 as compared to the same periods of 2007.
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

INTEREST RATE ANALYSIS AND AVERAGE BALANCES

	Three Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$858,331	$30,940	14.34%	$1,215,485	$34,377	11.22%
Other receivables	7,739	91	4.71	7,594	102	5.32

Total receivables	866,070	31,031	14.25	1,223,079	34,479	11.18
Investments(2)	1,744,834	10,556	2.37	814,185	10,755	5.18
Retained interests in securitizations	212,239	9,422	17.76	226,405	4,729	8.35

Total interest-earning assets(3)	2,823,143	$51,009	7.17%	2,263,669	$49,963	8.74%
Noninterest-earning assets	394,888			337,451

Total assets	$3,218,031			$2,601,120

Interest-bearing liabilities:
Deposits	$2,011,206	$22,227	4.40%	$1,483,344	$19,223	5.14%
Debt	225,334	3,565	6.29	224,771	4,064	7.17
Subordinated debt payable to preferred securities trust	103,093	2,317	8.99	103,093	2,317	8.99
Other borrowings	25,195	632	9.82	109	2	6.47

Total interest-bearing liabilities	2,364,828	$28,741	4.84%	1,811,317	$25,606	5.61%
Noninterest-bearing liabilities	266,532			193,501

Total liabilities	2,631,360			2,004,818

Stockholders’ equity	586,671			596,302

Total liabilities and stockholders’ equity	$3,218,031			$2,601,120

Net interest spread			2.33%			3.13%
Net interest margin			3.14%			4.27%

(1)	Interest income includes late fees for owned business credit card receivables of $1.9 million for the three months ended September 30, 2008 and $2.3 million for the same period of 2007.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

	Nine Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
($ in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Owned receivables:
Business credit cards(1)	$1,006,859	$97,633	12.95%	$1,249,286	$103,796	11.11%
Other receivables	7,604	278	4.89	7,611	320	5.63

Total receivables	1,014,463	97,911	12.89	1,256,897	104,116	11.08
Investments(2)	1,438,091	28,446	2.60	692,406	27,249	5.20
Retained interests in securitizations	216,939	25,972	15.96	228,468	14,514	8.47

Total interest-earning assets(3)	2,669,493	$152,329	7.60%	2,177,771	$145,879	8.94%
Noninterest-earning assets	440,656			319,926

Total assets	$3,110,149			$2,497,697

Interest-bearing liabilities:
Deposits	$1,947,129	$67,746	4.65%	$1,398,289	$53,121	5.08%
Debt	220,433	10,488	6.36	226,024	11,724	6.94
Subordinated debt payable to preferred securities trust	103,093	6,951	8.99	103,093	6,951	8.99
Other borrowings	25,651	1,737	8.90	110	5	5.67

Total interest-bearing liabilities	2,296,306	$86,922	5.05%	1,727,516	$71,801	5.56%
Noninterest-bearing liabilities	222,105			184,010

Total liabilities	2,518,411			1,911,526

Stockholders’ equity	591,738			586,171

Total liabilities and stockholders’ equity	$3,110,149			$2,497,697

Net interest spread			2.55%			3.38%
Net interest margin			3.27%			4.55%

(1)	Interest income includes late fees for owned business credit card receivables of $5.8 million for the nine months ended September 30, 2008 and $7.1 million for the same period of 2007.

(2)	Interest and average rate for tax-free securities are computed on a tax equivalent basis using a statutory rate of 35%.

(3)	Includes assets held and available for sale and nonaccrual receivables.

PROVISION AND ALLOWANCE FOR RECEIVABLE LOSSES

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2008	2007	2008	2007

Provision for credit losses	$28,994	$14,724	$87,703	$36,613
Provision for interest and fee losses	5,004	2,894	15,422	7,921

The increases in the provision for credit losses and the provision for interest and fee losses for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 were due primarily to increases in delinquency and net principal charge-off rate trends, partially offset by a decrease in average owned business credit card receivables of $357 million for the three months ended September 30, 2008 and $242 million for the nine months ended September 30, 2008 as compared to the same periods of 2007. The deterioration in credit performance is broad-based across industries, geographic regions and origination vintages in our receivable portfolio. The increasing delinquency and charge-off rates reflect deterioration in the U.S. economy and, to a lesser extent, continued seasoning of the portfolio. While we remain focused on initiatives to reduce credit losses to the extent possible in the current economic environment, additional deterioration in the U.S. economy could cause these trends to worsen.
The allowance for receivable losses on business credit card receivables was $90.7 million as of September 30, 2008, or 12.48% of owned receivables, which was higher as a percentage of owned receivables than the allowance of $67.4 million, or 6.53% of owned receivables, as of December 31, 2007. The increase in the allowance for receivable losses reflects an increase in the estimate of losses inherent in the portfolio based on increases in delinquent receivables as of September 30, 2008, recent trends in net principal charge-off rates, the economic environment and the current composition of the portfolio.
The following table provides credit quality data as of and for the periods indicated for our owned business credit card receivable portfolio, including a summary of allowances for receivable losses, delinquencies, nonaccrual receivables, accruing receivables past due 90 days or more, and net principal charge-offs.

	September 30,	December 31,	September 30,
($ in thousands)	2008	2007	2007

Business Credit Cards — Owned
Allowance for receivable losses	$90,657	$67,368	$56,636
Receivables 30 days or more delinquent	51,661	42,424	35,276
Receivables 90 days or more delinquent	24,531	19,204	15,693
Nonaccrual receivables	11,194	10,104	10,847
Accruing receivables past due 90 days or more	22,203	17,213	13,838
As a percentage of receivables:
Allowance for receivable losses	12.48%	6.53%	4.59%
Receivables 30 days or more delinquent	7.11	4.11	2.86
Receivables 90 days or more delinquent	3.38	1.86	1.27
Nonaccrual receivables	1.54	0.98	0.88
Accruing receivables past due 90 days or more	3.06	1.67	1.12
Net principal charge-offs for the year-to-date period ended September 30 and December 31	$64,964	$41,589	$30,047
Net principal charge-offs for the three months ended September 30 and December 31	22,839	11,542	10,708
As a percentage of average receivables (annualized):
Net principal charge-offs for the year-to-date period ended September 30 and December 31	8.60%	3.39%	3.21%
Net principal charge-offs for the three months ended September 30 and December 31	10.64	3.96	3.52

SECURITIZATION INCOME (LOSS)
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
Securitization income (loss) was as follows:

($ in thousands)	2008	2007

Three months ended September 30	$(8,673)	$22,388
Nine months ended September 30	12,932	68,665

The decreases in securitization income for the three and nine months ended September 30, 2008 compared to the same periods of 2007 were due primarily to deterioration in credit markets that impacted our fair value estimates of retained interests in securitizations and increases in net principal charge-off and delinquency rates on securitized receivables, partially offset by increases in the average yields on securitized receivables, decreases in the average floating interest rates earned by noteholders due to lower short-term market interest rates, and growth in average securitized receivables. The trends in net principal charge-off and delinquency rates on securitized receivables are similar to those on owned receivables described in the “Provision and Allowance for Receivable Losses” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The trends and future expectations for yields on securitized receivables are similar to those described in the “Interest Income and Expense” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Securitization income includes net unfavorable valuation adjustments to retained interests in securitizations of $19.6 million for the three months ended September 30, 2008 and $15.6 million for the nine months ended September 30, 2008. The unfavorable valuation adjustments were due primarily to an increase in discount rates resulting from the credit market environment and a decrease in estimated cash flows resulting from an increase in estimated future credit losses on securitized receivables, partially offset by higher yields, each as compared to estimates as of December 31, 2007.
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

The following tables provide managed data for Advanta Business Cards and a reconciliation of the managed data to the most directly comparable GAAP financial measures:

Managed Financial Measures and Statistics
	Advanta				Advanta
	Business Cards	GAAP	Securitization		Business Cards	Managed
($ in thousands)	GAAP	Ratio(1)	Adjustments		Managed	Ratio(1)

Three months ended September 30, 2008
Net interest income	$22,061	8.24%	$146,720		$168,781	11.46%
Provision for credit losses	29,001	10.84	143,856	(2)	172,857	11.74
Noninterest revenues	53,072	19.83	(2,864)		50,208	3.41
Average business credit card interest-earning assets	1,070,570		4,818,060		5,888,630
Three months ended September 30, 2007
Net interest income	$25,622	7.11%	$82,362		$107,984	7.08%
Provision for credit losses	14,724	4.08	48,404	(2)	63,128	4.14
Noninterest revenues	93,095	25.83	(33,958)		59,137	3.87
Average business credit card interest-earning assets	1,441,890		4,662,976		6,104,866
Nine months ended September 30, 2008
Net interest income	$65,278	7.11%	$376,576		$441,854	9.57%
Provision for credit losses	87,678	9.55	330,247	(2)	417,925	9.05
Noninterest revenues	243,256	26.50	(46,329)		196,927	4.27
Average business credit card interest-earning assets	1,223,798		4,930,526		6,154,324
Nine months ended September 30, 2007
Net interest income	$78,371	7.07%	$225,557		$303,928	6.99%
Provision for credit losses	36,613	3.30	124,601	(2)	161,214	3.71
Noninterest revenues	268,158	24.20	(100,956)		167,202	3.85
Average business credit card interest-earning assets	1,477,754		4,315,531		5,793,285

As of September 30, 2008
Ending business credit card receivables	$726,652		$4,863,634		$5,590,286
Receivables 30 days or more delinquent	51,661	7.11%	314,740		366,401	6.55%
Receivables 90 days or more delinquent	24,531	3.38	148,182		172,713	3.09
As of December 31, 2007
Ending business credit card receivables	$1,031,607		$5,315,421		$6,347,028
Receivables 30 days or more delinquent	42,424	4.11%	229,808		272,232	4.29%
Receivables 90 days or more delinquent	19,204	1.86	105,577		124,781	1.97
As of September 30, 2007
Ending business credit card receivables	$1,233,233		$4,980,737		$6,213,970
Receivables 30 days or more delinquent	35,276	2.86%	160,375		195,651	3.15%
Receivables 90 days or more delinquent	15,693	1.27	71,951		87,644	1.41

(1)	Ratios are as a percentage of average business credit card interest-earning assets except delinquency ratios which are as a percentage of ending business credit card receivables.

(2)	Includes the amount by which the credit losses would have been higher had the securitized receivables remained as owned and the provision for credit losses on securitized receivables been equal to actual reported charge-offs. In addition, net unfavorable valuation adjustments to retained interests in securitizations of $19.6 million for the three months ended September 30, 2008 and $15.6 million for the nine months ended September 30, 2008 are included as increases to provision for credit losses.

SERVICING REVENUES
Servicing revenues were as follows:

($ in thousands)	2008	2007

Three months ended September 30	$24,483	$24,218
Nine months ended September 30	74,940	67,135

The increases in servicing revenues for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 were due to increased volume of securitized business credit card receivables.
OTHER REVENUES

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2008	2007	2008	2007

Interchange income	$67,822	$62,771	$204,097	$180,135
Cash back rewards	(30,718)	(16,867)	(61,383)	(45,613)
Business rewards	(7,580)	(6,658)	(21,106)	(18,597)
Investment securities gains, net:
MasterCard Incorporated	5,428	2,870	24,251	2,870
Visa Inc.	0	0	13,408	0
The Reserve Primary Fund	(1,042)	0	(1,042)	0
Venture capital investments	0	(69)	(2)	1,210
Other investments	0	520	99	1,586

Investment securities gains, net	4,386	3,321	36,714	5,666
Balance transfer and cash usage fees	1,338	2,785	6,202	8,929
Other business credit card fees	904	1,236	3,009	3,588
Other, net	1,074	1,231	1,611	4,188

Total other revenues, net	$37,226	$47,819	$169,144	$138,296

Interchange income includes interchange fees on both owned and securitized business credit cards. The increases in interchange income for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 were due to increases in the average interchange rate resulting from an increase in certain interchange rates established by MasterCard Incorporated in October 2007 and higher merchandise sales transaction volume. The average interchange rate was 2.3% for the three and nine months ended September 30, 2008 as compared to 2.2% for the same periods of 2007.
The increases in cash back rewards for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 were due primarily to a $14.0 million estimated rewards provision associated with an understanding we anticipate reaching with our regulators related to certain cash back rewards programs. Business rewards costs in both periods were impacted by changes in estimates of costs of future business reward redemptions based on changes in experience in redemption rates and the costs of business rewards redeemed, and/or changes in the rewards programs. Changes in business rewards cost estimates decreased other revenues $250 thousand for the three months ended September 30, 2008 and increased other revenues $500 thousand for the three months ended September 30, 2007. Changes in estimates increased other revenues $450 thousand for the nine months ended September 30, 2008 as compared to $2.0 million for the nine months ended September 30, 2007.
At September 30, 2008, we had an $84.7 million receivable in other assets related to redemptions from The Reserve Primary Fund and The Reserve U.S. Government Fund, two money market fund investments. The net asset value of The Reserve Primary Fund declined below $1.00 per share on September 16, 2008, the day following our redemption request. There is uncertainty as to whether The Reserve Primary Fund’s loss will be allocated to shareholders that redeemed on September 15, 2008. Since our proceeds from the redemption may be less than the redemption price of $1.00 per share, we recorded an estimated loss on the redemption of $1.0 million in the three months ended September 30, 2008.
The gain on Visa Inc. shares in the nine months ended September 30, 2008 was related to Visa’s initial public offering and share redemption in March 2008. As of September 30, 2008, we own 497 thousand Visa Inc. Class B common shares, all of which have zero cost basis and no book value. We have no remaining MasterCard Incorporated shares as of September 30, 2008.
The decreases in balance transfer and cash usage fees for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 were due primarily to decreases in balance transfer volume and a lower number of cash transactions, as well as lower averages of owned receivables. The decreases in balance transfer and cash transaction volume resulted from our initiatives to manage risk exposure including fewer new account originations and lower promotional activities. These impacts were partially offset by an increase in the fees charged for balance transfers and cash usage in the three and nine months ended September 30, 2008 as compared to the same periods of 2007.
In 2007, our bank subsidiaries sold Federal Deposit Insurance Corporation deposit insurance assessment credits to third-party banks. Other revenues included gains of $1.9 million in the nine months ended September 30, 2007 related to these sales.
OPERATING EXPENSES

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2008	2007	2008	2007

Salaries and employee benefits	$24,028	$25,029	$83,674	$77,373
External processing	11,207	7,049	28,672	20,756
Marketing	9,820	3,806	23,221	11,116
Amortization of deferred origination costs, net	6,865	12,592	27,056	38,311
Professional fees	6,616	4,055	18,265	10,938
Credit	6,079	1,174	11,531	3,621
Equipment	3,645	3,197	10,606	8,522
Occupancy	2,680	2,465	7,729	7,110
Visa indemnification	1,636	4,184	(3,865)	4,184
Fraud	1,554	2,251	5,111	5,936
Postage	1,535	1,521	4,664	4,446
Other	6,272	5,002	16,513	15,591

Total operating expenses	$81,937	$72,325	$233,177	$207,904

Salaries and employee benefits increased for the nine months ended September 30, 2008 as compared to the same period of 2007 due primarily to severance and other costs related to initiatives to outsource business processes and personnel hires related to marketing, profitability and receivable collection initiatives. Salaries and employee benefits decreased for the three months ended September 30, 2008 as compared to the same period of 2007 due primarily to lower incentive compensation expense, partially offset by severance and other costs related to outsourcing initiatives and the personnel hires described above.
In July 2008, we commenced a reduction of workforce in connection with initiatives to outsource business processes within the areas of information technology, customer service, collections, and accounting and finance. Salaries and employee benefits for the three and nine months ended September 30, 2008 include $453 thousand of severance and related costs. Based on our current plans, we expect to incur approximately $5 million of additional expenses related to severance and related costs as affected employees are notified. The reduction of workforce will be phased in over time and is expected to be substantially complete by the end of the second quarter of 2009. In connection with the outsourcing initiatives, we expect to significantly reduce the operating costs related to these business processes by the latter part of 2009.
External processing expense increased for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 due to lower incentives earned related to lower receivable and account growth rates. The increase in external processing expense also reflects additional offshore processing costs.
Amounts paid to third parties to acquire business credit card accounts and certain other origination costs are deferred and netted against any related business credit card origination fee, and the net amount is amortized on a straight-line basis over a privilege period of one year. Amortization of deferred origination costs, net, decreased for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 due primarily to decreases in the number of new account originations. In contrast, marketing expenses not paid to third parties to acquire business credit card accounts increased for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 due primarily to costs incurred related to initiatives to enhance our competitive position and to test new product offerings in the small business market.
Professional fees increased for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 due primarily to the use of external consultants in connection with profitability, marketing and receivable collection initiatives.
Equipment expense increased for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 due primarily to license fees, maintenance costs and amortization of software used in connection with marketing and profitability initiatives.
Credit expense increased for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 due to the increased use of third parties as part of our receivable collection initiatives.
See “Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of expenses and benefits related to our Visa indemnification obligation.
CONTINGENCIES
Advanta Corp. is a member of Visa USA and owns shares of Visa Inc. Class B common stock. Our membership in Visa USA and our ownership interest in Visa are related primarily to our former consumer credit card business, which we exited in 1998. Visa completed its initial public offering in March 2008 and set aside $3 billion of the proceeds in a litigation escrow account to fund litigation judgments or settlements that have occurred or may occur related to specified litigation matters between Visa and third parties. Advanta Corp. and its subsidiaries are not named as defendants in the specified litigation matters. However, to the extent Visa’s litigation escrow is not sufficient to satisfy the specified litigation matters, the members of Visa USA to varying extents may be required to fund certain losses incurred by Visa in connection with those matters due to member indemnification provisions within Visa USA’s bylaws. In 2007, we recorded a $12.0 million reserve associated with our contingent obligation to Visa USA related to the specified litigation matters between Visa and third parties. In March 2008, we increased the reserve by $577 thousand based on increases in litigation reserves disclosed by

Visa. Also in March 2008, we reduced the liability by $6.1 million for our proportionate share of the amounts funded by Visa in the litigation escrow account. On October 27, 2008, Visa reached a settlement with Discover Financial Services related to an antitrust lawsuit. The Discover lawsuit was one of the specified litigation matters subject to member indemnification provisions. We recorded a $1.6 million reserve effective September 30, 2008 associated with our contingent obligation to Visa USA for our proportionate share of the amount of the Discover settlement in excess of amounts previously funded in the litigation escrow account. The indemnification reserve for our contingent obligation to Visa USA was $8.1 million at September 30, 2008 and $12.0 million at December 31, 2007 and was classified in other liabilities on the consolidated balance sheets. Operating expenses include $1.6 million of expense for the three months ended September 30, 2008 and $4.2 million of expense for the three and nine months ended September 30, 2007 related to our Visa indemnification obligation. Pretax income for the nine months ended September 30, 2008 includes a $13.4 million gain on the redemption of Visa shares in other revenues and the benefit of a $3.9 million net decrease in Visa indemnification reserves in operating expenses.
In the three months ended September 30, 2008, we increased our rewards provision by $14.0 million, representing an estimate of additional rewards that may be paid related to certain cash back rewards programs associated with an understanding we anticipate reaching with our regulators. After discussions with our regulators, we estimated the increase in rewards based on our analysis of activity in the applicable cash back rewards programs. The actual amount of additional rewards could change upon reaching a final understanding with our regulators.
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

INCOME TAXES
Income tax expense (benefit) attributable to continuing operations was as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2008	2007	2008	2007

Income tax expense (benefit)	$(16,369)	$12,248	$(1,580)	$40,009
Effective tax expense (benefit) rate	(46.0)%	38.6%	(102.7)%	38.6%

We had pretax income for the nine months ended September 30, 2008 and recognized a tax benefit due principally to favorable settlements and changes in judgment associated with prior period uncertain tax positions. Excluding those changes in judgment, our effective tax rate for the nine months ended September 30, 2008 would have been an expense of 1.6%. Our estimated effective tax rate for 2008 reflects an estimated full year loss and the impact of nondeductible expenses. Income tax benefit for the three months ended September 30, 2008 reflects the change in estimate of full year income and effective tax rate as compared to our estimate at June 30, 2008.
We have an ownership interest in Fleet Credit Card Services, L.P. related to our exit from the consumer credit card business in 1998. The gain associated with the original transfer of assets to Fleet Credit Card Services, L.P. was not subject to income tax. As of September 30, 2008, the cumulative gain on transfer of consumer credit card business and our deficit capital account in Fleet Credit Card Services, L.P. on a tax basis for which no deferred taxes have been provided is approximately $650 million, as the transaction structure remains nontaxable under current tax law.
DISCONTINUED OPERATIONS
There was no gain or loss on discontinuance of our mortgage or leasing businesses for the three or nine months ended September 30, 2008 or the three months ended September 30, 2007. For the nine months ended September 30, 2007, we recorded an $800 thousand pretax gain on discontinuance of our mortgage business representing a favorable change in estimate in an experience refund related to a former mortgage insurance product, partially offset by an increase in estimates of legal expenses on mortgage business-related contingent liabilities. We recorded a pretax gain on discontinuance of our leasing business of $865 thousand for the nine months ended September 30, 2007 representing changes in estimated leasing operating results of the leasing segment over the wind down period. The largest components of the change in estimate in 2007 were favorable results relating to insurance reimbursements, sales tax assessments, credit recoveries and operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS
Off-balance sheet business credit card securitizations are a significant portion of our funding. Our credit risk in the off-balance sheet securitized receivables is limited to the amount of our retained interests in securitizations. We had off-balance sheet securitized receivables of $4.5 billion at September 30, 2008 and $5.2 billion at December 31, 2007. We hold certain securitized receivables on-balance sheet in the form of subordinated trust assets and Class A notes. Subordinated trust assets represent our ownership interest in the securitized receivables that is subordinated to the other noteholders’ interests. Subordinated trust assets are a component of retained interests in securitizations and are classified as accounts receivable from securitizations on the consolidated balance sheets. Class A notes issued in our 2008 securitizations were purchased by one of our bank subsidiaries and are classified as investments available for sale on the consolidated balance sheet.
The following table summarizes securitization data including income and cash flows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30,		September 30,
	2008	2007	2008	2007

Average securitized receivables	$5,030,299	$4,889,381	$5,147,465	$4,543,999
Securitization income (loss)	(8,673)	22,388	12,932	68,665
Discount accretion	9,422	4,729	25,972	14,514
Interchange income	58,267	50,800	171,511	142,421
Servicing revenues	24,483	24,218	74,940	67,135
Proceeds from new securitizations(1)	0	113,033	318,025	869,373
Proceeds from collections reinvested in revolving-period securitizations	2,860,791	2,801,202	7,994,045	7,866,934
Cash flows received on retained interests(2)	64,637	77,377	257,223	241,864

(1)	Amounts reported for the nine months ended September 30, 2008 exclude $250 million related to notes issued in our AdvantaSeries 2008-A1 and AdvantaSeries 2008-A3 securitizations that were purchased by one of our bank subsidiaries and are classified as investments available for sale on the consolidated balance sheet.

(2)	Amounts reported for the three and nine months ended September 30, 2008 exclude interest on AdvantaSeries 2008-A1 and AdvantaSeries 2008-A3 notes that is classified as interest income on the consolidated income statements.
See “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of income related to securitizations. See Note 6 to the consolidated financial statements for the key assumptions used in estimating the fair value of retained interests in securitizations as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007.

In the nine months ended September 30, 2008, we completed the following business credit card securitizations.

	Noteholder	Coupon	Scheduled End of
($ in thousands)	Principal Balance	Type	Revolving Period

AdvantaSeries:
2008-A1	$125,000	Floating	January 31, 2009
2008-A2	122,000	Fixed	January 31, 2009
2008-A3	150,000	Floating	May 31, 2009

At September 30, 2008, off-balance sheet securitized receivables represented 61% of our funding as compared to 67% at December 31, 2007. Based on market conditions for asset-backed securities and as part of our liquidity management and funding diversification strategies, we chose to have one of our bank subsidiaries purchase Class A notes issued in our securitizations in the nine months ended September 30, 2008 including $100 million par value of the AdvantaSeries 2008-A1 notes and $150 million par value of the AdvantaSeries 2008-A3 notes. Since these notes are held on-balance sheet, they did not provide funding and they are not a component of off-balance sheet securitized receivables. We also chose to use deposit funding instead of securitizations for certain funding needs in the nine months ended September 30, 2008. The combination of these strategies resulted in a decrease in the percentage of our funding from off-balance sheet securitized receivables as of September 30, 2008 as compared to December 31, 2007. The AdvantaSeries Class A notes held on-balance sheet could be used as collateral for potential future borrowings from the Federal Reserve Discount Window. These notes are classified as investments available for sale on the consolidated balance sheet.
The following securitizations had noteholder principal payment dates in the nine months ended September 30, 2008:

	Noteholder	End of Revolving	Noteholder
($ in thousands)	Principal Balance	Period	Payment Date

Series 2001-A	$300,000	January 2008	April 2008
AdvantaSeries:
2005-A4	150,000	December 2007	February 2008
2005-A1	250,000	March 2008	May 2008
2005-D1	20,000	April 2008	June 2008
2005-C1	100,000	July 2008	September 2008

When a securitization is in its revolving period, principal collections on securitized receivables allocated to that securitization are used to purchase new receivables to replenish the noteholders’ interest in receivables that have been repaid. In contrast, when a securitization starts its accumulation period, principal collections are held in the trust until the payment date of the notes. As principal is collected on securitized receivables during an accumulation period of a securitization, we may need to replace that amount of funding.
The following securitizations are expected to end their revolving periods by December 31, 2008:

	Noteholder	Expected End of	Expected Noteholder
($ in thousands)	Principal Balance	Revolving Period	Payment Date

AdvantaSeries:
2005-A3	$250,000	September 2008	November 2008
2006-A2	250,000	December 2008	February 2009

We expect additional securitizations with $1.5 billion of aggregate noteholder principal balance to end their revolving periods in 2009. We expect to assess our funding needs and replace the funding of the accumulating securitizations, if necessary, with our choice of existing liquidity, additional deposit funding or, if market conditions improve, additional securitizations. If we choose not to securitize, we may have a decline in our level of cash and liquid investments; however, we would expect to continue to have a strong liquidity position. Based on current unfavorable market conditions, we expect that any notes issued in connection with new securitizations would have interest rate spreads to index rates less favorable to us than our existing securitizations.
Our Series 1997-A securitization represents a $200 million committed commercial paper conduit facility available through June 2009 that provides off-balance sheet funding of which $100 million was used at September 30, 2008. Our Series 2007-A securitization represents a $142.7 million committed commercial paper conduit facility available through January 2009 that provides off-balance sheet funding, of which none was used at September 30, 2008. Upon expiration of these facilities, management expects to obtain the appropriate level of replacement funding. However, based on current market conditions, we expect the terms and conditions for any replacement funding to be less favorable than the existing facilities.
In September 2008, the FASB issued exposure drafts of proposed amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, and a proposed FSP addressing related disclosure requirements. The two proposed amendments, if adopted, could result in certain off-balance sheet securitized receivables being consolidated on our balance sheets. The proposed FSP on disclosure requirements, if adopted, could result in expanded disclosure requirements related to SFAS No. 140 and FIN 46(R). It is not clear, however, when the amendments ultimately will be adopted by the FASB, what changes to the amendments could result from the comment process, how regulatory authorities will respond, or how our financial position or results of operations may be affected. The proposed amendments, as drafted, would be effective for Advanta on January 1, 2010 and the proposed FSP could be effective for Advanta as early as December 31, 2008. Management is monitoring these exposure drafts and will evaluate any potential impact of the final statements when they are available.
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

	September 30,	December 31,
	2008	2007

Estimated percentage increase (decrease) in net interest income on owned assets:
Assuming 200 basis point increase	35%	20%
Assuming 200 basis point decrease	(29)%	(16)%

Estimated percentage increase (decrease) in net interest income on securitized receivables:
Assuming 200 basis point increase	(3)%	(11)%
Assuming 200 basis point decrease	8%	15%

Estimated percentage increase (decrease) in net interest income on managed assets:
Assuming 200 basis point increase	2%	(7)%
Assuming 200 basis point decrease	3%	11%

In the December 31, 2007 analysis, our managed net interest income decreases in a rising rate scenario due to the variable rate funding of the majority of our off-balance sheet securitized receivables and the portion of the business credit card portfolio that was effectively at a fixed rate because of the nature of the pricing of the accounts or because the customer paid their balance in full each month. In the September 30, 2008 analysis, our managed net interest income increases in a rising rate scenario due to receivable pricing strategies that we implemented in the third quarter of 2008 that impacted a significant portion of our owned and off balance-sheet securitized receivables. Our business credit card receivables include interest rate floors that cause our managed net interest income to increase in the declining rate scenario at both dates. Changes in the composition of our balance sheet, the interest rate environment, business credit card pricing terms and securitization funding strategies have also impacted the results of the net interest income sensitivity analyses as of September 30, 2008 as compared to the results as of December 31, 2007.
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
LIQUIDITY, CAPITAL RESOURCES AND ANALYSIS OF FINANCIAL CONDITION
We have increased our levels of liquidity in 2008 in response to continued turmoil in the economy and capital markets. At September 30, 2008, our liquid assets included $216.1 million of cash, $945.2 million of federal funds sold and $74.6 million of interest-bearing deposits. At September 30, 2008, we also had receivables held for sale and investments available for sale that could be sold or borrowed against to generate additional liquidity. Although we are incurring lower net interest income in connection with holding a higher level of liquid assets, management believes our strong levels of liquidity are prudent in the current economic environment.
At September 30, 2008, we had an $84.7 million receivable in other assets related to redemptions from The Reserve Primary Fund and The Reserve U.S. Government Fund, two money market fund investments. Due to a large number of redemption requests, both funds received SEC orders suspending redemptions and postponing payment for shares that had already been submitted for redemption. The funds are in the process of liquidation and The Reserve Primary Fund made a partial distribution to shareholders in October 2008. We received $21.0 million of our redemption in connection with that distribution. The timing of our receipt of the remaining redemption proceeds is uncertain and is subject to the orderly disposition of the funds’ securities. We had a high level of liquidity at September 30, 2008 and have several options available to us to meet our funding needs. Therefore, we do not anticipate that the delay in the receipt of the remaining redemption proceeds will have a material impact on our liquidity, capital resources or financial condition.
As shown on the consolidated statements of cash flows, our operating activities generated $173.8 million of cash in the nine months ended September 30, 2008 due primarily to excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables. These cash inflows were partially offset by increases in receivables held for sale in excess of proceeds from receivables sold in the period, operating expenses, interest expense and costs of rewards programs. For the nine months ended September 30, 2007, our operating activities generated $237.7 million of cash due primarily to excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables, partially offset by operating expenses, interest expense and costs of rewards programs. In addition, cash generated in the nine months ended September 30, 2007 was benefited by proceeds from receivables sold in the period in excess of the increase in receivables held for sale due to the timing of securitization transactions. We expect to fund continuing operations with some combination of existing liquidity, deposits, other borrowings or off-balance sheet securitized receivables, and sources of operating cash flow, including excess spread and servicing revenues related to securitized receivables, interchange income, and interest and fee income on owned receivables and investments.

Our access to unsecured, institutional debt is limited since Advanta Corp.’s debt rating is not investment grade. However, we do have access to a diversity of funding sources. Our components of funding were as follows:

	September 30, 2008		December 31, 2007
($ in thousands)	Amount	%	Amount	%

Off-balance sheet securitized receivables(1)	$4,496,146	61%	$5,173,404	67%
Deposits	1,992,900	27	1,651,737	21
Debt	221,742	3	220,848	3
Other borrowings	25,000	0	25,000	0
Subordinated debt payable to preferred securities trust	103,093	1	103,093	1
Equity	565,588	8	585,781	8

Total	$7,404,469	100%	$7,759,863	100%

(1)	Excludes our ownership interest in the noteholder principal balance of securitizations that are held on-balance sheet.
As shown above in the components of funding table, off-balance sheet securitizations are a significant portion of our funding. See “Off-Balance Sheet Arrangements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of securitizations and their impact on our liquidity, capital resources and financial condition.
In the nine months ended September 30, 2008, we chose to use deposit funding instead of off-balance sheet securitized receivables for certain funding needs due to unfavorable market conditions for asset-backed securities. In addition, we increased our level of deposit funding to generate additional liquidity in response to continued turmoil in the economy and capital markets and to fund higher levels of on-balance sheet assets resulting from securitizations in their accumulation periods. This additional liquidity was held in cash, federal funds sold, interest-bearing deposits and investments available for sale at September 30, 2008.
There were $107.4 million of owned business credit card receivables at a nonbank subsidiary at September 30, 2008. We have a $50 million secured borrowing agreement committed through April 2009 that uses these business credit card receivables as collateral. At September 30, 2008, $25 million was borrowed in connection with this agreement. Upon expiration of this agreement, management expects to obtain the appropriate level of replacement funding. However, based on current market conditions, we expect the terms and conditions for any replacement funding to be less favorable than the existing agreement.
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
Our bank subsidiaries are subject to regulatory capital requirements and other regulatory provisions that restrict their ability to lend and/or pay dividends to Advanta Corp. and its affiliates. Advanta Bank Corp. issues and funds the majority of our business purpose credit cards. Advanta Bank Corp. paid $20 million of dividends to Advanta Corp. in the nine months ended September 30, 2008. At September 30, 2008, Advanta Bank Corp.’s combined total capital ratio (combined Tier I and Tier II capital to risk-weighted assets) was 24.48% as compared to 22.66% at December 31, 2007. At both dates, Advanta Bank Corp. had capital in excess of levels a bank is required to maintain to be classified as well capitalized under the regulatory framework for prompt corrective action. The operations of our other bank subsidiary, Advanta Bank, are currently not material to our consolidated operating results. Our insurance subsidiaries are also subject to certain capital and dividend rules and regulations as prescribed by state jurisdictions in which they are authorized to operate. Management believes that these restrictions, for both bank and insurance subsidiaries, will not have an adverse effect on Advanta Corp.’s ability to meet its cash obligations due to the current levels of liquidity and diversity of funding sources.
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
In October 2008, FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, to clarify guidance on determining the fair value of a financial asset under SFAS No. 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this statement effective September 30, 2008 did not have a material impact on our financial position or results of operations.
When available, we generally use quoted market prices to determine fair value and classify the financial instrument in Level 1. In cases where quoted market prices for similar financial instruments are available, we utilize these inputs for valuation techniques and classify the financial instrument in Level 2. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows, present value or other valuation techniques for those assets. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Financial instruments for which unobservable inputs are significant to their fair value measurement are classified as Level 3 in the fair value hierarchy. Level 3 assets include certain investments in asset-backed securities, retained interests in securitizations and venture capital equity investments.

At September 30, 2008, we had $22.0 million of asset-backed securities, $180.2 million of retained interests in securitizations and $265 thousand of equity securities classified as Level 3 assets. Level 3 asset-backed securities represented 4% of investments available for sale and 3% of total assets measured at fair value as of September 30, 2008. Level 3 asset-backed securities are floating rate and are backed by subprime mortgage loans or subprime home equity loans. The fair values of our investments in Level 3 asset-backed securities declined in the second half of 2007 and again in 2008 due to the difficulties in the subprime mortgage industry that created turmoil in the economy and capital markets. At September 30, 2008, 71% of our investments in mortgage and home equity line of credit-backed securities at amortized cost were rated from AAA to AA by Standard & Poor’s and from Aaa to Aa2 by Moody’s Investor Service, or equivalent from other rating agencies, after taking into account the downgrade of six of the investments by at least one rating agency in 2008. Five investments, representing the remaining 29% of our investments in mortgage and home equity line of credit-backed securities at amortized cost and 53% of the gross unrealized loss, were rated from AA- to BB by Standard & Poor’s, from Aa3 to Baa3 by Moody’s Investor Service, or equivalent from other rating agencies at September 30, 2008. All of our retained interests in securitizations are classified as Level 3 assets. Retained interests in securitizations represented 23% of total assets measured at fair value as of September 30, 2008. Changes in the fair value of retained interests in securitization are classified as securitization income (loss) on the consolidated income statements. Due to the materiality of securitizations to our operating results, management considers securitization income to be one of our most critical accounting policies and estimates. See further discussion of securitization income accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2007. Also see “Securitization Income” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for discussion of valuation adjustments to retained interests in securitizations for the three and nine months ended September 30, 2008.
CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
We have included or incorporated by reference in this Quarterly Report on Form 10-Q statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, other written or oral communications provided by Advanta from time to time may contain “forward-looking statements.” Forward-looking statements are not historical facts but instead are based on certain assumptions by management and represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. Forward-looking statements may include, among others: statements about anticipated earnings (loss) per share; anticipated levels or rates of growth in receivables outstanding, credit card accounts and new account acquisitions; interest yields; expected cost of funds; anticipated employment reductions or growth; the expected level of customer spending and account attrition; anticipated payment rates of outstanding receivables; anticipated marketing and other operating expenses; estimated values of and anticipated cash flows from our retained interests in securitizations; our expectations for excess spread levels and the likelihood of triggering an early amortization event with respect to our securitization transactions; industry trends; impact of legislative and regulatory developments and proposals; the need and ability to replace existing credit facilities and securitization financing when they expire or terminate with appropriate levels of funding; the value of and expected returns on investments that we hold; anticipated delinquencies and charge-offs; income tax uncertainties; realizability of net deferred tax asset; expected levels of liquidity and capital; the expected results of our offshoring, pricing, marketing and other initiatives; anticipated outcomes and effects of litigation and other claims, investigations and proceedings; and other future expectations of Advanta.

Forward-looking statements are subject to various assumptions, risks and uncertainties which change over time, and speak only as of the date they are made. Forward-looking statements are often identified by words or phrases such as “is anticipated,” “are expected to,” “are estimated to be,” “intend to,” “believe,” “will likely result,” “projected,” “may,” or other similar words or phrases. We undertake no obligation to update any forward-looking information except as required by law. However, any further disclosures made on related subjects in our subsequent reports filed with the SEC, including our Reports on Forms 10-K, 10-Q and 8-K, should be consulted. We caution readers that any forward looking statement provided by us is not a guarantee of future performance and actual results may be materially different from those in the forward-looking information. In addition, future results could be materially different from historical performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
(1)	factors affecting our net interest income on owned and securitized receivables, including fluctuations in the volume of receivables and the range and timing of pricing offers to customers;

(2)	competitive pressures, including product development and pricing, among financial institutions;

(3)	political conditions, social conditions, monetary and fiscal policies and general economic and other environmental conditions, including the impact of the ongoing disruption in the capital markets and deterioration of the U.S. economy, as well as the potential for further deterioration and disruption, and the impact of these factors on the level of new account originations, customer spending, delinquencies, charge-offs, the value of and ability to realize expected returns on our investments, and other results of operations;

(4)	factors affecting fluctuations in the number of accounts or receivable balances, including the retention of customers after promotional pricing periods have expired, changes in terms on their accounts, or changes in programs or product offerings;

(5)	interest rate and credit spread fluctuations;

(6)	factors affecting our level of costs and expenses, including those associated with the implementation of our offshoring initiatives such as the effects of changes in severance and related costs, changes in the timing for completion of our planned workforce reduction and other factors associated with the implementation of our offshoring initiatives due to, among other things, possible disruption in our business and operational delays associated with new systems, processes and changes in personnel;

(7)	factors affecting our level of liquidity, including funding decisions, the potential timing of the securitizations of our receivables and our ability to monetize our investments;

(8)	government regulation of banking and finance businesses, including the effects of and changes in the level of scrutiny, regulatory requirements and regulatory initiatives, certain mandatory and possibly discretionary action by state and federal regulators, restrictions and limitations imposed by banking laws, regulators, examinations and reviews, and the effects of, and changes in, regulatory policies, guidance, interpretations and initiatives and agreements between us and our regulators;

(9)	effect of, and changes in, tax laws, rates, regulations and policies;

(10)	effect of legal and regulatory developments relating to the legality of certain business methods, practices and policies of credit card issuers and the ultimate resolution of industry-related judicial proceedings relating to the legality of certain interchange rates;

(11)	relationships with customers, significant vendors and business partners;

(12)	difficulties or delays in the development, acquisition, production, testing and marketing of products and services, including the ability and cost to obtain intellectual property rights or a failure to implement new products or services when anticipated;

(13)	the amount and cost of financing available to us;

(14)	the ratings on the debt of Advanta Corp. and its subsidiaries;

(15)	the effects of changes in accounting policies or practices as may be required by changes in U.S. generally accepted accounting principles;

(16)	the impact of litigation and legal, regulatory, administrative or other claims, investigations or proceedings including judgments, settlements and actual or anticipated insurance recoveries for costs or judgments, as well as the impact of indemnification or other obligations for losses associated with litigation due to our status as a member of Visa USA;

(17)	the impact of the Emergency Economic Stabilization Act or other recent related governmental, legislative and regulatory developments designed to stimulate the economy;

(18)	the proper design and operation of our disclosure controls and procedures; and

(19)	the ability to attract and retain key personnel.
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
An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Information regarding risks that may affect our future performance are discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” in Part I of this report and in our other filings with the Securities and Exchange Commission. Except for the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Negative trends and developments in economic conditions, financial markets and the financial services industry may continue to adversely impact our business, results of operations and financial condition. Deterioration of the U.S. economy beginning in the latter half of 2007 and the continuing negative trends in economic conditions and disruption in the capital markets have adversely affected our business. Many small business credit card issuers, including Advanta, have experienced increased delinquencies and charge-offs due to the impact of the general economic downturn on small businesses. It is more difficult to predict the credit performance of our customers and the losses inherent in our portfolio in this challenging economic environment. In addition, the disruption in the credit and financial markets has negatively impacted the securitization markets, the value of certain of our investments and the value of our retained interests in securitizations, which has impacted our funding decisions and our ability to realize expected levels of return on certain of our assets. The current economic environment and its impact on the banking and financial services industries may result in new federal and state laws or regulatory changes and initiatives that could impact, among other things, lending and funding practices and liquidity and capital requirements or could lead to restrictions on certain business practices, methods and policies of credit card issuers. Although we have high levels of capital and liquidity, if the current economic situation continues or worsens it could adversely affect our business, results of operations and financial condition.
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
Changes to statutes, regulations or regulatory policies, guidance or interpretations or the outcomes of regulatory reviews or examinations could adversely affect us, including by limiting the types of products and services we may offer and the amounts of finance charge rates or other fees we may charge. For further discussion, see “Item 1. Business— Government Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
Recently the FASB issued proposed amendments with substantial revisions to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, (“FIN No. 46R”). We sell business credit card receivables in securitization transactions using a securitization trust that is a qualifying special purpose entity (“QSPE”) under SFAS No. 140, and therefore, the assets and liabilities of the trust are not consolidated as part of our consolidated financial statements under GAAP.
Proposed changes include the elimination of the QSPE concept from GAAP. If the QSPE concept is eliminated, our securitization structure will have to be evaluated under FIN No. 46R for potential consolidation. The FASB issued its proposed amendments for public comment and, based upon public comments received and other considerations, may revise the amendments before issuing final guidance. Although we cannot at this time predict the content of the final amendments, we may lose sale accounting treatment for previous and future securitization transactions and we may be required to consolidate the assets and liabilities of the trust, which would materially affect our consolidated balance sheets.
It is not clear, however, when the amendments ultimately will be adopted by the FASB, what changes to the proposed amendments could result from the comment process, how regulatory authorities will respond, or how our financial position or results of operations may be affected. There can be no assurance that amendments could not result in additional capital requirements for Advanta Bank Corp. For the reasons discussed above, if final guidance from FASB impacts the accounting treatment of our securitizations, it could materially adversely affect our financial condition, reserve requirements, capital requirements, liquidity, cost of funds and operations.

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

These arrangements with third parties expose us to a number of risks, such as the following:
•	If any third party providing services critical to our business were to fail or become insolvent, or if we were unable to renew expiring agreements with such parties on mutually acceptable terms, our business operations, results of operations and financial condition could be adversely impacted.

•	To the extent these third party relationships involve or depend on the transfer of knowledge related to our business for their success, we may be exposed to risks associated with misappropriation or misuse of intellectual property or confidential information, including information that is proprietary to us or to our customers.

•	If the third parties do not perform as anticipated or if they default on their obligations, we may not realize the intended benefits of these relationships, including the expected productivity, cost or expense improvements.

•	In the event of a default or termination, our agreements with third parties may take an extended period of time to unwind or resolve and, under certain circumstances such as early termination, may require us to pay substantial termination fees, which could adversely affect our business operations, results of operations and financial condition.

•	If our relationships with third parties include indemnification provisions or obligations, we may be required, under specified circumstances, to indemnify the other parties for certain losses they incur in connection with the products or services they provide to us. In the event we are obligated to make payments to third parties under indemnification or other obligations for losses of third parties, it could adversely affect our results of operations and financial condition. For further discussion, see Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

•	If our relationship is with a third party located outside of the United States, we may be exposed to international economic, political and other risks that could adversely affect our business, including, instability in international political and economic conditions, different intellectual property laws and protections and difficulty in administering and enforcing our policies and procedures in a foreign country, any of which could adversely affect our results of operations and financial condition.

ITEM 6. EXHIBITS
Exhibits — The following exhibits are being filed with this report on Form 10-Q.

Exhibit
Number	Description of Document

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Advanta Corp.
(Registrant)
By /s/Philip M. Browne
Philip M. Browne
Senior Vice President and
Chief Financial Officer
November 7, 2008
By /s/David B. Weinstock
David B. Weinstock
Vice President and
Chief Accounting Officer
November 7, 2008

          EXHIBIT INDEX

Manner of
Exhibit	Description	Filing

12	Computation of Ratio of Earnings to Fixed Charges	*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	. *

*	Filed electronically herewith.